Form 10-K405
period 1999-03-31
GENETRONICS BIOMEDICAL LTD
filed 1999-06-29
CIK 1055726

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                         FOR THE TRANSITION PERIOD FROM

                                       TO
          ----------------------------    ----------------------------

                           COMMISSION FILE NO. 0-29608
                           GENETRONICS BIOMEDICAL LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        BRITISH COLUMBIA, CANADA                             33-002-4450
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)         Identification No. for Genetronics, Inc.)

       11199 SORRENTO VALLEY ROAD                            92121-1334
          SAN DIEGO, CALIFORNIA                              (Zip Code)
(Address of principal executive offices)

         Company's telephone number, including area code: (858) 597-6006
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)


     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares outstanding of the Company's Common Stock, no par value, was 21,666,266 as of May 28, 1999. The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Company as of May 28, 1999 was approximately $47,620,793, based on $3.313, the closing price on that date of Common Stock on the American Stock Exchange. *

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

----------

* Excludes 7,292,347 shares of Common Stock held by directors and officers, and shareholders whose beneficial ownership exceeds 10% of the shares outstanding on May 28, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Company, or that such person is controlled by or under common control with the Company.

     This Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The Company's actual future results could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those found in this Annual Report on Form 10-K in Part I, Item 1 under the caption "Certain Risk Factors Related to the Company's Business," in Part II, Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and additional factors discussed elsewhere in this Annual Report.

     Please note that unless otherwise indicated, all reference to money is stated in Unites States dollars.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Genetronics Biomedical Ltd. was incorporated in British Columbia, Canada on August 8, 1979 under the name of Concord Energy Corp. Concord Energy Corp. changed its name to United Safety Technology Inc. on February 17, 1988, to Consolidated United States Technology Inc. on January 3, 1990, and then to Genetronics Biomedical Ltd., on September 29, 1994. Genetronics Biomedical Ltd. carries on its business through its operating subsidiary Genetronics, Inc., a California corporation. Genetronics, Inc. was incorporated in California on June 29, 1983. Genetronics, Inc. has a subsidiary called Genetronics S.A. which was incorporated in France on January 30, 1998. Genetronics S.A. was formed primarily to manage clinical trials that are currently being conducted in France. All other business activities are conducted through Genetronics, Inc. Genetronics Biomedical Ltd., Genetronics, Inc. and Genetronics, S.A. are hereinafter collectively referred to as "the Company" or "Genetronics".

     Founded in 1983, Genetronics is a San Diego-based drug delivery company specializing in developing technology and hardware focused on electroporation. Electroporation is the application of brief, controlled pulses of electric fields to cells, which causes tiny pores to open in the cell membrane. Immediately after electroporation, the cell membrane is more permeable to drugs and other agents. In the lab, researchers use electroporation to introduce genes, drugs, and other compounds into cells and experimental animals. This is a common and well known procedure and more than 4,000 scientific papers have been published describing results achieved using electroporation. Genetronics sells electroporation equipment to the research market through its BTX Division.

     While widely used in the research arena, electroporation is a relatively new technology in the therapeutic arena. One of the major difficulties in many forms of drug therapy is that the pharmaceutical agent is often not able to penetrate the relatively impermeable walls of cells. The pores produced by electroporation permit entry of such agents into cells to a much greater extent than if administered without electroporation. When electroporation is used in conjunction with drugs, genes, or other therapeutic agents, it is called Electroporation Therapy, or EPT. Through its Drug Delivery Division, Genetronics is developing human-use equipment that is designed to allow physicians more efficient and cost-effective means to deliver life-saving drugs or beneficial genes to patients with illnesses, including cancer and heart disease. The Company's proprietary electroporation drug and gene delivery system, the Genetronics MedPulser(R) system, is currently undergoing clinical trials for use with certain tumors.

     Electroporation therapy is a broad-based technology, with many ways to achieve commercial success. Genetronics is developing applications for EPT in the primary areas of oncology, cardiology, gene therapy, transdermal drug delivery and dermatology.

     The Company operates through its two divisions: (i) the Drug Delivery Division, through which the Company is developing drug delivery systems based on electroporation to be used in the site-specific treatment of disease and, (ii) the BTX Division, which develops, manufactures, and sells electroporation equipment to the research laboratory market.

DRUG DELIVERY DIVISION

     Overview

     Through its Drug Delivery Division, the Company is developing drug and gene delivery systems based on the technology of electroporation to be used in combination with drugs or genes in the site-specific treatment of disease. There are many diseases where improved drug delivery is important. The Drug Delivery Division has identified five areas of application for its electroporation technology - oncology, gene therapy, dermatology, cardiology and transdermal drug delivery.

     The Drug Delivery Division's most advanced product candidates treat solid malignant tumors such as squamous cell carcinoma, melanoma, and adenocarcinoma in the areas of application of oncology and dermatology. The Company is currently planning Phase III human clinical studies in North America for treating head and neck cancer with bleomycin and the Genetronics MedPulser(R) system. Studies designed to evaluate the MedPulser(R) system in a variety of tumor types have been conducted in Europe. Additional Phase I and II oncology studies are being planned, as well. Genetronics Biomedical Ltd. announced that on October 6, 1998, it entered into a comprehensive License and Development Agreement and a Supply Agreement with Ethicon, Inc., a Johnson & Johnson company, involving Genetronics' proprietary drug delivery system for Electroporation Therapy treatment of cancer.

     The Genetronics drug delivery system, including the MedPulser(R) instrument and the disposable applicators, are subject to various regulatory requirements depending on the country of sale. The Drug Delivery Division has been awarded ISO 9001, EN46001 and ISO 13485 registration.

     Market

     The Drug Delivery Division will enter the commercial market with equipment to be used in the treatment of cancer (oncology). Cancer is a life threatening disease affecting millions of people worldwide. The World Health Organization reports that cancer will remain one of the leading causes of death worldwide for a years to come. In the United States, approximately 12 million new cases have been diagnosed since 1990. In 1999, the American Cancer Society estimates that about 1.2 million new cancer cases will be diagnosed, excluding in situ (non-invasive) cancers and non-melanoma skin cancers. Over 1 million new cases of basal cell and squamous cell skin cancers are expected to be diagnosed in 1999, according to the American Cancer Society. To further illustrate the market potential for EPT, solid tumor cancers comprise the first target for EPT and they number 89% of all cancers. The remaining 11% are blood borne cancers.

     The majority of cancer victims are over age 65 and are supported by government funded programs. In the United States the costs of cancer, including mortality, morbidity and direct medical costs, are approximately $107 billion per year; $37 billion for direct medical costs (total of all health expenditures), $11 billion for indirect morbidity costs (cost of lost productivity due to illness), and $59 billion for indirect mortality costs.

     There is still very much that scientists do not know about this disease, consequently, there are significant unmet needs in the treatment of cancer. The oncology business unit within the Drug Delivery Division has initially targeted those indications for which current treatment modalities result in a low quality of life and morbidity, or those which have very high mortality rates. Specialized applicators are being designed which will allow EPT to treat other solid tumor cancers with a minimally invasive procedure.

     In the United States, the cumulative dollar value of treatments and technologies commonly used in the curative and palliative management of cancer is expected to exceed $5 billion in 1999 and is expected to continue growing at a rate of approximately 9.5% annually. The Company's analyses project that electroporation therapy could be applicable to an estimated 500,000 or more cancer patients, creating an estimated market opportunity of $1.5 billion per year.

     Treatment of Tumors

     Equipment made by the BTX Division has been used by investigators at the Company and in other laboratories to screen drugs for their effectiveness in killing tumor cells in vitro and to study the drugs' mode of action. The Company's scientists, and outside researchers, also have studied the combination of electroporation and various agents to destroy tumors in vivo. The Company is currently conducting clinical trials to evaluate the ability of the MedPulser(R) electroporation drug and gene delivery system, when used in conjunction with specific cancer drugs, to destroy tumors in human patients.

     In most of the clinical protocols, the site of the tumor is anesthetized and the chemotherapeutic agent of choice (bleomycin) is injected directly into the tumor. The therapeutic agent is allowed to diffuse throughout the tumor, which can take up to several minutes depending on the size, type and location of the tumor. Once the drug is distributed in the tumor, the electrical field is applied by the MedPulser(R) system.

     The entire procedure can be completed in 20 minutes or less and typically needs to be done only once. The dosage of drug used in the published results is based on tumor volume, and is typically a small fraction (1/3 to as little as 1/50) of the dosage which would be used systemically. As a result of the lower dosage administered locally, systemic side effects have been minimal. Tumor necrosis with sloughing, ulceration and/or eschar were common reactions following EPT that were usually routinely managed conservatively with no additional treatment. No episodes of injury to normal (non tumor) tissue adjacent to the tumors have been observed but there can be no assurances that other side effects will not occur after more testing is performed and the side effect profile of EPT is further defined.

     MedPulser(R) system

     The MedPulser(R) is an electroporation system designed for the clinical application of Electroporation Therapy (EPT). The technology is intended to treat various malignant and non-malignant tumors by locally applying a controlled electric field to targeted tumor tissues previously injected with a chemotherapeutic agent. The controlled short duration electric field pulses temporarily increase the cellular membrane permeability of the tumor cell membrane allowing the therapeutic agent to more easily enter the tumor cells and have the desired cytotoxic effect.

     The system is composed of two components: (1) a medical instrument, which creates the electric field (the MedPulser(R) instrument); and (2) a single use, sterile, disposable electrode applicator. The electrodes may be needles, plates, or other configurations, depending on the geometry of the tumor and its location.

     The instrument was designed for easy use, such that minimal user input is needed to apply the therapy. Based on the size and anatomical location of the tumor to be treated, a physician selects the most appropriate electrode applicator. The chosen applicator is then connected to the MedPulser(R) instrument, and it is the connection of applicator to instrument that automatically configures the therapy parameters for that particular applicator size and shape. Currently, 12 different electrode applicator configurations are available. The applicators vary in needle length, needle gauge, electrode needle spacing, tip angle and handle configuration.

     New models of electrode applicators will be considered in the future to address customer needs. The system is designed such that the installed base of MedPulser(R) generator instruments allows for a wide variety of new electrode applicator configurations. Also, the system incorporates other features to minimize the possibility of applicator reuse as well as prevent the use of competitive applicators with the MedPulser(R) instrument.

     The commercial version MedPulser(R) system has been certified by an independent test laboratory as meeting strict international product standards. To date over 25 instruments have been used in human studies and 2000 therapy sequences have been performed successfully with the MedPulser(R) system in clinical settings worldwide.

     The Genetronics drug delivery device, including the MedPulser(R) system and the disposable electrode applicators, are subject to various regulatory requirements, depending on the country of sale.

     In the US, EPT utilizing the MedPulser(R) system and bleomycin drug is regulated as a combination drug-device system. The Company will be required to obtain both drug labeling and device approvals from the United States FDA. Clinical trials (Phase I, II and III) to support drug indication labeling require filing an IND Application, or an Investigational New Drug Application, followed by submission of a United States NDA, or New Drug Application, and submission of a device PMA, or Pre-Market Approval or 510(k), for marketing approval.

     In most of the rest of the world, the Company anticipates that the MedPulser(R) system will be regulated as a device. In Europe, the device comes under the Medical Device Directive 93/42/EEC and marketing requires CE mark certification of conformity to the quality system, production and clinical investigation essential requirements of the directive. The Company has obtained CE mark certification, which allows it to sell and use the MedPulser(R) electroporation system for the treatment of solid tumors with bleomycin in Europe. Genetronics' licensee in oncology, Ethicon, Inc., plans to sell and distribute the MedPulser(R) system throughout Europe commencing in 2000.

     Medical Device Manufacturing

     The Drug Delivery Division must comply with a variety of regulations to manufacture its products for sale around the world. In Europe, it must comply with the Medical Device Directive (MDD) which mandates the presence of a quality system and mandates product testing. The Drug Delivery Division has demonstrated the quality system is in place by securing ISO 9001 approval. It demonstrated compliance with international medical device standards with EN 46001 and ISO 13485 recognition. These all occurred in January 1999. In March 1999, the sufficiency of its product testing was demonstrated by award of the CE Mark. To sell in the United States, the Company will need to comply with FDA current Good Manufacturing Practices (cGMP). This process is underway.

     The Company employs modern manufacturing practices which include outsourcing of significant custom assemblies used in the manufacture of the instrument. The instrument final assembly, testing and quality control functions are performed in a separate location where the appropriate controls are employed. The Company outsources the manufacture of the disposable electrode applicators to a GMP/ISO9002 compliant contract manufacturer.

     Through these methods the company attempts to optimize efficiencies of scale and minimize manufacturing costs.

     Clinical Trials

     United States Trials

     In late 1997 the FDA gave the Company clearance to initiate multi-center Phase II clinical trials in the United States utilizing the MedPulser(R) electroporation system in combination with intralesional bleomycin to treat squamous cell carcinoma in patients who failed conventional therapies. The Company obtained IND clearance from the Canadian Health Protection Branch to initiate similar clinical trials. Two protocols with target enrollments of 25 patients each were initiated. One cross-over-controlled study evaluated the effectiveness of the bleomycin-EPT treatment in patients who failed an initial bleomycin-alone treatment; one open label study evaluated the effect of bleomycin-EPT directly administered to the study tumors.

     Twenty-three patients were enrolled in the crossover study and 18 patients were enrolled into the open label bleomycin-EPT trial. The primary study endpoint of tumor response (50% or greater reduction in tumor size in at least 6/25 patients treated) has been achieved in both studies and the interim results were presented to the FDA at an "end-of-Phase II" meeting to discuss the pivotal clinical trial for NDA submission. A summary of the data is provided in the table below:

===========================================================================
                                                        RESPONSE(1)
                                                ---------------------------
                                                RESPONDER     NON-RESPONDER
CLINICAL TRIAL                PATIENTS   TUMORS   TUMORS          TUMORS
----------------------------- --------   ------ ---------     -------------
North America Phase I/II          8        8       6 (75%)      2 (25%)
----------------------------- --------   ------ ---------     -------------
North America Phase II           23       33       0 (0%)      32 (97%)
     01 Study
     Control Group(2)
----------------------------- --------   ------ ---------     -------------
North America Phase II           15       18      11 (61%)      6 (33%)
     01 Study
----------------------------- --------   ------ ---------     -------------
North America Phase II           18       24      16 (67%)      6 (25%)
     02 Study
----------------------------- --------   ------ ---------     -------------
European Study                   12       19      12 (63%)      7 (36%)
----------------------------- --------- ------- ----------- ---------------

(1)  Four tumors could not be evaluated

(2)  Control Group patients received only drug, no electric field

     The two Phase II protocols involved a total of 42 tumors treated with bleomycin and EPT. Tumors treated in the trial include squamous cell carcinoma of the face, oral cavity, pharynx, larynx and sinus. The volume of tumors treated ranged from less than one cubic centimeter to more than 132 cubic centimeters. In the crossover controlled Phase II study, patients initially received only the drug (the control group). Patients who did not respond to drug alone were then treated with the complete system of drug and electric field, EPT (treatment group). Of the 33 lesions on 23 patients treated only with drug, none demonstrated a clinical response. Fifteen of these patients, having 18 lesions, were subsequently treated with bleomycin and EPT and 61% achieved a clinical response. In the open-label Phase II study, all patients received full EPT as their initial treatment. Among the 18 patients (24 lesions) so treated, 67% achieved a clinical response.

     Clearance to initiate pivotal Phase III clinical trials for palliative treatment of head and neck cancer, and Phase I trials to investigate the potential to treat primary (new) oral cavity disease was obtained and these protocols are in development for FDA and institutional approval before study initiation. The Company believes that a limited well-controlled Phase III trial for palliative treatment of head and neck cancer failing conventional therapy will be sufficient to support NDA submission for this indication. Treatment of primary (new) disease will involve expanded Phase II and Phase III trials pending successful outcome of the initial Phase I/II studies.

     International Trials

     In late 1997 and early 1998, the Company received ethics committee approval from multiple Consulting Committees for the Protection of Humans in Biomedical Research (CCPPRB) to initiate clinical trials in France in patients with pancreatic cancer, metastatic cancer to the liver, head and neck cancer, melanoma and Kaposi's sarcoma. These trials were initiated to demonstrate the MedPulser(R) system device safety and performance in treating a variety of solid tumors in support of CE mark certification in accordance with the essential requirements of EC Medical Device Directive 93/42/EEC. Results from these trials will be released in due course. The Company achieved CE mark certification in March 1999 from notified body TUV Product Service GMBH.

     The Company, in collaboration with Ethicon, Inc., the Company's corporate partner in oncology, is planning expanded head and neck cancer and liver metastases clinical trials in France and selected EC countries to support European marketing efforts and expanded use claims. Genetronics will collaborate with Ethicon, Inc. on these trials.

     Research and Development Summary

     The Drug Delivery Division has focused its research primarily in the areas of oncology, gene therapy, vascular therapy, transdermal delivery and dermatology.

     The following table summarizes the programs of the Drug Delivery Division, the primary indications for each product and the current status of development. "Developmental" means the program is at the planning stage, protocols are being developed, and little if any animal work has commenced. "Preclinical data" means the program is at the stage where results from animal studies have been obtained. "Clinical Trials" means that human data are available.

                               SUMMARY TABLE

========================================================================================
                                                           Stage of Approval
Programs                      Development Status ---------------------------------------
                                                    US & Canada         Europe
----------------------------------------------------------------------------------------
DERMATOLOGY
----------------------------------------------------------------------------------------
      Basal Cell Cancer       Clinical Trials   Two pilot studies           N/A
                                                completed.
----------------------------- ----------------- ------------------- --------------------
      Genital Warts           Developmental     N/A                         N/A
----------------------------- ----------------- ------------------- --------------------
ONCOLOGY
----------------------------------------------------------------------------------------
      Head and Neck Cancer    Clinical Trials   Phase II Clinical   CE Mark and ISO 9001
                                                Trials in process.  Received
----------------------------- ----------------- ------------------- --------------------
      Melanoma                Clinical Trials   N/A                 CE Mark and ISO 9001
                                                                    Received
----------------------------- ----------------- ------------------- --------------------
      Metastatic Liver Cancer Clinical Trials   N/A                 CE Mark and ISO 9001
                                                                    Received
----------------------------- ----------------- ------------------- --------------------
      Peripheral Sarcoma      Preclinical data  N/A                 CE Mark and ISO 9001
                                                                    Received
----------------------------- ----------------- ------------------- --------------------
      Breast Cancer           Preclinical data  N/A                 CE Mark and ISO 9001
                                                                    Received
----------------------------- ----------------- ------------------- --------------------
      Prostate Cancer         Preclinical data  N/A                 CE Mark and ISO 9001
                                                                    Received
----------------------------- ----------------- ------------------- --------------------
      Glioma                  Preclinical data  N/A                 CE Mark and ISO 9001
                                                                    Received
----------------------------- ----------------- ------------------- --------------------
GENE THERAPY
----------------------------------------------------------------------------------------
      In vivo Gene Transfer   Preclinical data  N/A                         N/A
----------------------------------------------------------------------------------------
VASCULAR THERAPY
----------------------------------------------------------------------------------------
      Coronary Artery         Preclinical data  N/A                         N/A
      Disease, Marker
      genes & drugs
----------------------------- ----------------- ------------------- --------------------
      Vascular Disease,       Preclinical data  N/A                         N/A
      Heparin delivery
----------------------------------------------------------------------------------------
TRANSDERMAL DELIVERY
----------------------------------------------------------------------------------------
      PGE-1 delivery for      Tolerance study   One Device Tolerance        N/A
      Erectile dysfunction                      study completed.
----------------------------- ----------------- ------------------- --------------------
      Calcitonin              Preclinical data  N/A                         N/A
----------------------------- ----------------- ------------------- --------------------
      Vitamin C               Preclinical data  N/A                         N/A
----------------------------- ----------------- ------------------- --------------------


     Gene Therapy

     Gene therapy, in classical terms, involves the introduction of new genetic information into cells (transfection) for therapeutic purposes. Somatic cells of the body are transfected with a specific functioning gene to compensate for a genetic defect that results in a deficiency of a specific protein factor. In this context, one goal of gene therapy is to convert target cells or tissues into "protein factories" for the production and secretion of a normal protein into the circulation. Many vexing genetic illnesses, including those currently treated by regular injection of a missing protein, can potentially be "cured" by supplying the functional gene to a sufficient number of cells under conditions which allow these cells to produce a therapeutically effective dose of the gene product.

     Currently, single-gene recessive genetic disorders are the most accessible targets for correction by gene therapy, but ultimately polygenic and acquired diseases can and will be treated by using genes as pharmaceutical agents. In principle, any aspect of metabolism can be manipulated by modifying gene function, and it is this application of gene therapy that has enormous potential, extending far beyond the treatment of rare genetic diseases. For example, the ability to influence cellular metabolism by introducing specific genes has lead to extensive investigation into the use of gene therapy for cancer treatment. By adding a tumor suppressor gene to certain types of cancers, the uncontrolled growth of those cells potentially could be brought under normal regulation. Likewise, transfecting tumor cells with genes capable of inducing apoptosis can result in tumor ablation.

     The methods of introducing genes have two specific approaches. Gene therapy can be performed either ex vivo or in vivo. Ex vivo gene therapy is the transfection of cells outside the body. Typically, a small amount of tissue is removed from the patient and the cells within that tissue are put into culture. The genetically modified cells, typically blood, bone marrow or others, are then returned back to the patient, usually by blood transfusion or direct engraftment. In vivo gene therapy is the introduction of genetic information directly into cells of the patient's body. Theoretically, any tissue or cell type in the body can be used, and the choice is dependent on the specific goals of treatment and indications being treated. For internal tissue targets, a gene may be transfused through the blood stream to the organ or site of action, or it may be injected at the desired site, which is then electroporated to allow the gene to pass through the cell membrane.

     Genes can also be applied topically to skin and then transferred into the cells of the epidermis by electroporation. Epidermal gene delivery by electroporation for gene therapy is currently being investigated at Genetronics as a safe, effective and cost-competitive approach. The skin is also a target for DNA vaccination. "Vaccinating" skin with DNA that encodes a specific antigen present in infectious agents or in tumor cells can produce beneficial immunological responses. Genes can also be used to fight cancer. The thymidine kinase gene in conjunction with the prodrug ganciclovir produces a potent antitumor effect based on apoptotic cell killing via a bystander effect. Animal trials treating glioblastomas using this strategy have shown dramatic success.

     To make gene therapy a reality, many obstacles have to be overcome, including the safe, efficient delivery of the intact DNA construct into the host cells. The instrumentation being used by the Company for high efficiency in vivo gene transfer is derived from the instrumentation developed for intratumoral and transdermal drug delivery. The Company believes that electroporation will become the method of choice for DNA delivery to cells in many applications of gene therapy.

     Because of the broad applicability of this technology, Genetronics has adopted the strategy of co-developing or licensing its technology exclusively or non-exclusively for specific genes or specific medical indications. In most cases, Genetronics contributes proprietary technology, expertise and instrumentation to optimize the delivery technology for particular applications. A partner company provides their proprietary DNA constructs, conducts the pre-clinical research and clinical trials, and may introduce the new treatment and products to the marketplace. Both partners would share in the commercial success of the project. Genetronics has actively sought partners to develop this exciting technology to its full potential.

     Vascular Therapy

     Genetronics has developed several types of electroporation catheters that can be used for delivering therapeutic drugs or genes into the arterial wall. One device is a double-balloon electroporation catheter which consists of two inflatable balloons at the end of the catheter. The space between the two balloons can be filled with a solution containing the drug or gene, infused through the catheter. The electrical field for electroporation is generated between a spiral electrode, wound around the catheter in the area between the two balloons, and the non-insulated tip of the guide wire, which is in contact with the blood in the artery

     The Genetronics catheters have been used to evaluate the benefits of electroporation as applied to arterial walls. The results of animal experiments indicate that uptake and retention of the drug or gene being used can be significantly enhanced by intraluminal electroporation. For instance, electroporated arteries contained up to 8-fold the amount of heparin than non-elecroporated arteries, which were exposed to an equal concentration of heparin for an equal amount of time. Most of the heparin was retained in the arterial wall 12 hours after electroporation treatment, whereas most heparin was washed-out of the non-electroporated arterial wall after two hours. These and other experiments indicate that electroporation catheters are safe to use with no significant short or medium-term side effects.

     Electroporation may offer advantages in the prevention and/or minimization of restenosis and blood clot formation after interventional vascular therapy. Restenosis is the narrowing or occlusion of blood vessels that can occur after balloon angioplasty or stent insertion. It is primarily a result of the proliferation of cells which make up the vessel wall, in particular the proliferation of smooth muscle cells. Thrombosis is also a major source of complication after interventional vascular therapy. Blood clots can form at the site of injury of the blood vessel and may result in blockage of blood flow at the primary site of clot formation, or embolism at a distant site. Electroporation may be a useful means for preventing restenosis and thrombosis by effectively delivering drugs or genes into the arterial tissue, where they can interfere with the mechanisms of cell proliferation and blood clotting, respectively.

     The Company is considering licensing opportunities in the area of electroporation therapy for vascular indications.

     Transdermal Drug Delivery

     Genetronics has two core technologies that are applicable to transdermal drug delivery: electroporation and electroincorporation. Electroporation applies to drugs in solution and works by creating new pathways for a drug to enter through the stratum corneum, the outermost layer of the skin. Electroincorporation (EI) is a phenomenon that occurs when small particles (up to 40 (Greek mu)m in diameter) on the surface of the skin are subjected to electrical pulses identical or similar to those used in electroporation. The result of electroincorporation is that these particles are driven through the stratum corneum and into the deeper layers of the skin. These particles can be loaded or coated with drugs or genes or can simply act as "bullets" that generate pores in the skin through which drugs or genes can enter.

     The medical community has long sought improved methods of drug delivery, in particular a replacement for injections and infusions involving needles. Transdermal drug delivery can be used for both topical and systemic applications, and offers advantages over conventional methods, including minimization of pain and fear, lower infection risk, lower doses, fewer drug side effects and more even drug delivery over a longer period of time. One of the major obstacles to overcome in transdermal delivery is the penetration of the outermost layer of the skin, the stratum corneum. Many different methods, both chemical and physical, have been devised to overcome this barrier. Electroporation and EI are unique among these methods because they actually generate new temporary channels (pores) across the stratum corneum through which drug molecules can diffuse quickly. The enhancement effect of these electric pulse methods varies from drug to drug and the electrical conditions applied. Up to 1000-fold increases in drug uptake compared to passive diffusion have been reported.

     In addition to classical drug delivery, electroporation and EI can also be used to deliver DNA (genes) into the skin, both for gene therapy and DNA vaccination. The latter two applications hold promise to revolutionize medical practice.

     For transdermal drug delivery, the Company has developed hand-held, battery powered electroporation devices of similar size and shape to an electric razor. The Company is continuing to develop new, disposable, high-efficiency electrodes that will make electroporation and EI even more attractive transdermal drug delivery methods.

BTX DIVISION

     Overview

     The Company, through its BTX Instrument Division, began developing and manufacturing electroporation equipment for the research laboratory market in 1983 and sold its first product in 1985. BTX was founded to develop and manufacture high quality scientific instrumentation that can be used to perform various types of electroporation experiments for research scientists. Electroporation in research is commonly used for transformation and transfection of all cell types, as well as for general molecular delivery at the cellular level. BTX currently produces an extensive line of electroporation instruments and accessories, including eight electroporation and electrofusion instruments, one monitoring device, 32 electrodes and 25 accessories, all of which enable laboratory researchers to achieve reliable and reproducible results.

     The BTX Division is presently a leader in the field of electroporation instruments and equipment, with more than 2,000 customers in universities, companies, and research institutions worldwide. The BTX Division sells its electroporation/electro cell fusion instrumentation and accessories in all 50 states of the United States and in over 45 foreign countries.

     The Company expects the BTX Division to grow in future years as the market for electroporation instruments expands. The Company attempts to diversify any political and economic risks by selling its products in over 45 countries.

     Products

     BTX developed the square wave generator and graphic pulse analyzer for in vivo gene delivery and nuclear transfer research, fields of rapidly increasing scientific and medical interest. BTX also has developed a versatile cell fusion system on the market, the only commercial large volume flow-through electroporation system, and offers an extensive collection of in situ electroporation applicators.

     BTX focused its efforts in 1998 on product development and promotion of its line for new and sophisticated applications. BTX released the new ECM(TM) 830, a sophisticated square wave electroporation system with a menu driven digital user interface. During the year, publications outlined the utilization of BTX equipment in newly developing animal in vivo gene delivery research. In the support of this research, BTX has expanded its in vivo electrode offering and continues to emphasize the development of novel applicators.

     The BTX Division's products include four different exponential Decay Wave Generators, three Square Wave Generators, one Electro Cell Fusion instrument and a Graphic Wave Display Monitor (the Enhancer(TM) 400), to monitor the progress of experiments. In addition, the BTX Division markets a wide range of sophisticated accessories and electrodes, as well as the standard disposable electroporation cuvettes.

     Exponential decay generators have been traditionally used for the electroporation of all cell types. Square wave generators have shown the greatest utility in the electroporation of mammalian and plant cells, as well as for animal in vivo applications. The Electro Cell Fusion System is used by researchers for embryo manipulation techniques, hybridoma and quadroma formation, as well as for all cell fusion applications.

     While the Company, through its BTX Division, sells devices purportedly used by others for non-human embryo cloning, the Company itself does not conduct embryo cloning. All of the Company's BTX Division instruments sold to the research market carry the label "not for human use." Management is not aware of any regulations or industry guidelines limiting the use of the Company's instrumentation in the animal research market, The Company complies with all National Institute of Health guidelines on cloning and gene therapy. The company also complies with all Federal and State regulations regarding the restrictions on research imposed on federally funded grants.

     The BTX Division supplies several cuvette models, as do its competitors, plus some 20 additional specialized chambers and electrodes for electroporation. The availability of these products (e.g., 96 Well Coaxial Electrode, Petri Dish Electrode) provides the BTX Division with an entry into the large volume and multi-sample processing arenas used by the major pharmaceutical and biotech companies conducting drug research.

     The BTX Division meets regulatory requirements necessary to provide instrumentation to the research market for in vivo and in vitro animal experimentation. The BTX Division does not market equipment for use in humans, and, therefore, is not required to receive marketing approval from the FDA.

     Distribution

     The main distributor of the BTX Division's products in North America is VWR Scientific Products Corporation, one of the largest laboratory products supplier in the United States. This distributor has approximately 200 representatives dedicated to the biological sciences in the United States and Canada. In addition, the BTX Division distributes through Intermountain Scientific Corporation, which has 25 field sales specialists in the same territory. The BTX Division has over 40 international distributors in the major countries of the world, and its products are presently sold in 45 countries. The BTX Division supports its distributors with advertising, exhibit exposure and lead generation. The BTX Division also holds an annual sales meeting for its distributors.

     Advertising

     The Company's BTX Division advertises in major national and international scientific journals such as Science, Nature, Genetic Engineering News, and BioTechniques. The BTX Division also attends and displays its products at about one scientific conference per month such as American Association for Cancer Research, National Institute of Health and Neuroscience. On a quarterly basis the BTX Division utilizes direct mail to an identified mailing list for specific product promotion.

     Competition

     The main competitors of the Company's BTX Division in the research marketplace are BioRad Laboratories, Eppendorf Scientific, Inc. and Invitrogen Corporation. There are several other companies entering and departing this market on a regular basis. All of these companies have other molecular biology product lines besides electroporation, while electroporation is the only business of the BTX Division. Most competing domestic manufacturers concentrate on the exponential decay wave system and do not compete in the square wave or electro cell fusion markets at this time.

STRATEGIC PARTNERS

     License and Development Agreement

     On October 6, 1998, Genetronics Biomedical Ltd. entered into a comprehensive License and Development Agreement and a Supply Agreement with Ethicon, Inc., a Johnson & Johnson company, involving Genetronics' proprietary drug delivery system for Electroporation Therapy treatment of cancer. In addition, Johnson & Johnson Development Corporation purchased $6 million in shares of Genetronics' common stock pursuant to the October 6, 1998 Stock Purchase Agreement.

     The License and Development agreement addresses future development and clinical and regulatory activities funded worldwide (excluding Canada) by Ethicon, Inc. Upon regulatory approval, Ethicon, Inc. will distribute and market the products (excluding Canada) supplied by Genetronics. Genetronics retains the right to distribute and market in Canada. Genetronics has received a $4 million up-front license fee and will be receiving future milestone payments. Under the agreements, Genetronics receives a percentage of net sales as license fees and a fee for the manufacture of products.

     Bleomycin Agreements

     The Company has entered into a supply agreement with Abbott Laboratories to purchase the approved anti-cancer drug sterile bleomycin sulfate for use in the United States with the Genetronics MedPulser(R) drug delivery system in the treatment of patients with solid tumor cancers. Under a separate agreement, the Company has entered into a supply agreement with Faulding, Inc. to purchase bleomycin sulfate for use in Canada. Bleomycin is a cytotoxic drug that has been used as a chemotherapeutic agent in North America for the treatment of cancer for more than 25 years. It is presently marketed in more than 40 countries.

SALES AND REVENUE

     The following table provides the amount of net product sales, interest income, and revenue from grant funding and research and development agreements generated by the Company for the past three fiscal periods. All amounts are shown in United States dollars.

=============================== ======================== ========================= ====================
Period Ended:                          03/31/99                  03/31/98               02/28/97
                                       12 Months                13 months               12 months
=============================== ======================== ========================= ====================
PRODUCT SALES
-------------------------------------------------------------------------------------------------------
          United States                   $2,136,180              $ 1,945,389            $ 1,550,774
------------------------------- ------------------------ ------------------------- --------------------
          Rest of World                    1,297,925                1,151,809              1,489,960
-------------------------------------------------------------------------------------------------------
INTEREST INCOME
-------------------------------------------------------------------------------------------------------
          United States                      248,417                  250,197                 49,858
------------------------------- ------------------------ ------------------------- --------------------
          Canada                              52,494                  177,301                 21,348
-------------------------------------------------------------------------------------------------------
GRANT FUNDING
-------------------------------------------------------------------------------------------------------
          United States                      354,135                  128,069                38,856
-------------------------------------------------------------------------------------------------------
REVENUES UNDER COLLABORATIVE RESEARCH
AND DEVELOPMENT ARRANGEMENTS
-------------------------------------------------------------------------------------------------------
          United States                       33,048                    6,025                8,583
-------------------------------------------------------------------------------------------------------
LICENSE AND DEVELOPMENT AGREEMENTS
-------------------------------------------------------------------------------------------------------
          Ethicon, Inc.                    4,500,000                        0                     0
------------------------------- ------------------------ ------------------------ ---------------------


     The Company, like many biomedical companies, devotes a substantial portion of its annual budget to research and development. For the year ended February 28, 1997, research and development expenses totaled $2,200,464; for the thirteen months ended March 31, 1998 they totaled $5,637,955, and for the year ended March 31, 1999 they totaled $ 8,086,959. These amounts far exceed revenues from research arrangements and contribute substantially to the Company's losses. The Management of the Company anticipates a reduction in losses when it markets products developed by its Drug Delivery Division. The first such products are expected to be launched in Europe in 2000, and subsequently in the United States and Canada.

INTELLECTUAL PROPERTY

     As of June 15, 1999, the Company had 141 issued, licensed, allowed, or pending patents. Of these, the Company has 44 pending United States patent applications, 4 allowed United States patent applications, 19 issued United States patents, and 1 licensed United States patent for a total of 68. The Company also has 75 foreign submissions, 55 of which are pending and 20 of which have been issued or allowed.

     The Company has registered on the Principal Register of the United States Patent and Trademark Office its marks for "BTX", "Electronic Genetics", "Manipulator", "Optimizor" and "MedPulser". The Company has applied to register "Cosmetronics", "Enhancer", "Genetronics", and has also applied to register its "Human in Square" design element. The Company has also registered its "BTX" mark in Canada and South Korea, its "Genetronics" mark in the European Community and United Kingdom and its "MedPulser" mark in Canada. The Company is not aware of any claims of infringement or other challenges to the Company's rights to use its marks in the United States.

EMPLOYEES

     As of June 15, 1999, the Company employed 84 people on a full-time basis. Of the total, 34 were in product research and development, 13 in sales, marketing and support, 14 in manufacturing, and 23 in finance and administration. Genetronics' success is dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the biomedical industry. To date, the Company believes it has been successful in its efforts to recruit qualified employees. None of the Company's employees is subject to collective bargaining agreements. The Company believes relations with its employees are good.

CERTAIN RISK FACTORS RELATED TO THE COMPANY'S BUSINESS

     IF WE DO NOT SUCCESSFULLY COMMERCIALIZE PRODUCTS FROM OUR DRUG DELIVERY DIVISION, THEN OUR BUSINESS WILL SUFFER.

     The success of our company depends on the success of the technology being developed by the Drug Delivery Division. Although we have received various regulatory approvals which apply to Europe for our equipment for use in treating solid tumors, the products related to such regulatory approval have not yet been commercialized. In addition, we have not yet received any regulatory approvals in the U.S. and clinical trials are still underway in North America for treating solid tumors. We cannot assure you that the Company will successfully develop any products and if the Company fails to develop or successfully commercialize any products, it will have a material adverse effect on the Company. This Division is at an early stage of development and there are many uncertainties ahead.

     UNPREDICTABILITY OF CONDUCTING PRE-CLINICAL AND CLINICAL TRIALS OF OUR HUMAN-USE EQUIPMENT.

     Before any of Genetronics' human-use equipment can be sold, the FDA, and/or foreign regulatory offices, must determine that the equipment meets certain criteria for use in the indications for which approval is requested. The FDA will make this determination based on the results from our pre-clinical testing and clinical trials. We are currently in the process of conducting human clinical trials directed to the use of electroporation to deliver bleomycin to certain types of tumors.

     Clinical trials are unpredictable. Results achieved in early stage clinical trials may not be repeated in later stage trials, or in trials with more patients. When early, positive results are not repeated in later stage trials, pharmaceutical and biotechnology companies have suffered significant setbacks. Not only are commercialization timelines pushed back, but some companies, particularly smaller biotechnology companies like us with limited cash reserves, have gone out of business after releasing news of unsuccessful or neutral clinical trial results.

     If any of the following events arise during our clinical trials, then we would expect it to have a serious negative effect on our company and your investment:

          o The electroporation-mediated delivery of drugs or other agents may be found to be ineffective or to cause harmful side effects, including death;

          o Our clinical trials may take longer than anticipated, for any of a number of reasons including a scarcity of subjects that meet the physiological or pathological criteria for entry into the study or that are willing to participate through the end of the trial;

          o The reported clinical data may change over time as a result of the continuing evaluation of patients;

          o Data from various sites participating in the clinical trials may be incomplete or unreliable, which could result in the need to repeat the trial or abandon the project; and

          o The FDA and other regulatory authorities may interpret our data different than we do, which may delay or deny approval.

     Clinical trials are generally quite expensive. A delay in the trial, for whatever reason, will probably require us to spend even more money to keep the product moving through the regulatory process. If we do not have the needed funds, then our human-use products could be shelved. In the event the clinical trials are not successful, we will have to determine whether to put more money into the program to address its deficiencies or whether to abandon use of the products in the tested indications. Loss of the human-use product line would be a significant setback for our company.

     Because there are so many variables inherent in clinical trials, we cannot predict whether any of our future regulatory applications to conduct clinical trials will be approved by the FDA or other regulatory authorities, whether our clinical trials will commence or proceed as planned, and whether the trials will ultimately be deemed to be successful.

     OUR BUSINESS IS HIGHLY DEPENDENT ON RECEIVING APPROVALS FROM VARIOUS US AND INTERNATIONAL GOVERNMENT AGENCIES AND CAN BE DRAMATICALLY AFFECTED IF APPROVAL TO MANUFACTURE AND SELL OUR HUMAN-USE EQUIPMENT IS NOT GRANTED.

     The production and marketing of our human-use equipment and the ongoing research, development, preclinical testing, and clinical trial activities are subject to extensive regulation. Numerous governmental agencies in the US and internationally, including the FDA, must review our applications and decide whether to grant approval. All of our human-use equipment must go through an approval process for each indication in which we want to label it for use, e.g., use for dermatology, use for transfer of a certain gene to a certain tissue in the United States, use for administering a certain drug to a certain tumor type in a patient for certain characteristics. These regulatory processes are extensive and involve substantial costs and time (years).

     We have limited experience in, and limited resources available for regulatory activities. Failure to comply with applicable regulations can, among other things, result in non-approval, suspensions of regulatory approvals, fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution.

     We want to remind you that any of the following events can occur and, if it did occur, would have a material adverse effect on the company:

          o There can be delays, sometimes long, in obtaining approval for our human-use devices.

          o The rules and regulations governing human-use equipment such as ours can change during the review process, which can result in the need to spend time and money for further testing or review.

          o If approval for commercialization is granted, it is possible the authorized use will be more limited than we believe is necessary for commercial success, or that approval may be conditioned on completion of further clinical trials or other activities.

          o Once granted, approval can be withdrawn, or limited, if previously unknown problems arise with our human-use product.

     WE RELY HEAVILY ON COLLABORATIVE AND LICENSING RELATIONSHIPS, AND WILL BE NEGATIVELY AFFECTED IF WE CANNOT MAINTAIN OR EXPAND EXISTING RELATIONSHIPS, AND INITIATE NEW ONES.

     We rely and will continue to rely on partners and collaborators to fund some of our research and development expenses and to assist us in the research and development of our human-use equipment. Our largest partner is Ethicon, Inc., a Johnson & Johnson company. Ethicon, Inc. has made certain payments to us, is continuing to make milestone-based payments, is obligated to compensate us for human-use products, and is obligated to pay royalties on sales in the future, in exchange for the right to help develop and sell our human-use equipment to hospitals and others for cancer treatments, among other rights. We depend on Ethicon, Inc. for research and development funding, for Ethicon, Inc.'s clinical, sales and marketing efforts under the agreement, and for the positive association we receive by having Ethicon, Inc. as our partner. Loss of the Ethicon, Inc. relationship would result in a material adverse effect on our company.

     Our clinical trials to date have used our equipment with the anti-cancer drug bleomycin. It is not the current intent to package the bleomycin together with the equipment for sale, but if it should be necessary or desirable to do this, we would need a reliable source of the drug. In 1998, we signed a supply agreement with Abbott laboratories under which they would sell us bleomycin for inclusion in our package. If it becomes necessary or desirable to include bleomycin in our package, and this relationship with Abbott should be terminated, then we would have to form a relationship with another provider of this generic drug, which could delay product launch.

     Genetronics also relies on scientific collaborators at universities and companies to further our research and test our equipment. In most cases, we lend our equipment to a collaborator, teach him or her how to use it, and together design experiments to test the equipment in one of the collaborator's fields of expertise. We aim to secure agreements that restrict collaborators' rights to use the equipment outside of the agreed upon research, and outline the rights each of us will have in any results or inventions arising from the work. Nevertheless, there is always risk that:

          o Our equipment will be used in ways we did not authorize, which can lead to liability and unwanted competition;

          o We may determine that our technology has been improperly assigned to us or a collaborator may claim rights to certain of our technology which may require us to pay license fees or milestone payments and if commercial sales of the underlying product is achieved, royalties.

          o We will lose rights to inventions made by our collaborators in the field of our business, which can lead to expensive legal fights and unwanted competition;

          o Our collaborators will not keep our confidential information to themselves, which can lead to loss of our right to seek patent protection and loss of trade secrets, and expensive legal fights; and

          o Collaborative associations can damage a company's reputation if they go awry and, thus, by association or otherwise, the scientific community holds a negative view of the company.

     We cannot guarantee that any of the results from these collaborations will be fruitful. We also cannot tell you that we will be able to continue to collaborate with individuals and institutions that will further our work, or that we will be able to do so under terms that are not too restrictive. If we are not able to maintain or develop new collaborative relationships, then it is likely the research pace will slow down and it will take longer to identify and commercialize new products, or new indications for our existing products.

     OUR COMPANY COULD BE SUBSTANTIALLY DAMAGED IF PHYSICIANS AND HOSPITALS PERFORMING OUR CLINICAL TRIALS DO NOT ADHERE TO PROTOCOLS OR PROMISES MADE IN CLINICAL TRIAL AGREEMENTS.

     Our company also works with a number of hospitals to perform clinical trials, currently in oncology. We depend on these hospitals to recruit patients for the trials, to perform the trials according to our protocols, and to report the results in a thorough, accurate and consistent fashion. Although we have agreements with these hospitals, which govern what each party is to do with respect to the protocol, patient safety, and avoidance of conflict of interest, there are risks that the terms of the contracts will not be followed. For instance:

          o Risk of Deviations from Protocol. The hospitals or the physicians working at the hospitals may not perform the trial correctly. Deviations from protocol may make the clinical data not useful and the trial could be essentially worthless.

          o Risk of Improper Conflict of Interest. Physicians working on protocols may have an economic interest in our company, or other conflict of interest, despite the fact that this is disallowed in the contract. When a physician has a personal stake in the success of the trial, such as can be inferred if the physician owns stock of the trial sponsor, it creates suspicion that the trial results were improperly influenced by the physician's interest in economic gain. Not only does this put the clinical trial results at risk, but it can also do serious damage to a company's reputation.

          o Risks Involving Patient Safety and Consent. Physicians and hospitals may fail to secure formal written consent as instructed or report adverse effects that arise during the trial in the proper manner, which could put patients at unnecessary risk. This increases our liability, affects the data, and can damage our reputation.

     If any of these events were to occur, then it could have a material adverse effect on our ability to receive regulatory authorization to sell our human-use equipment, not to mention our reputation. Negative events that arise in the performance of clinical trials sponsored by biotechnology companies of our size and with our limited cash reserves have resulted in companies going out of business.

     WE RELY HEAVILY ON OUR PATENTS AND PROPRIETARY RIGHTS TO ATTRACT PARTNERSHIPS AND MAINTAIN MARKET POSITION.

     Another factor that will influence our success is the strength of our patent portfolio. Patents give the patent holder the right to keep others out of its patented territory. If someone practices within the patented territory of a patent holder, then the patent holder has the right to charge him with infringement and begin legal proceedings, which can be lengthy and costly. The patenting process, enforcement of issued patents, and defense against claims of infringement is inherently risky. Because our Drug Delivery Division relies heavily on patent protection, for us, the risks are significant and include the following:

          o Risk of Inadequate Patent Protection for Product. We cannot say with any certainty that the United States or foreign patent offices will grant patents of meaningful scope based on the applications we have already filed and those we intend to file. If we do not have patents that adequately protect our human-use equipment and indications for its use, then we will not be competitive.

          o Risk Important Patents Will Be Judged Invalid. We cannot guarantee you that every issued patent we now own or license is valid. If we have to defend the validity of any of our patents, then it will require a lot of time and money to do so, and there is no guarantee of a successful outcome. In the event an important patent related to our drug delivery technology is found to be invalid, we would lose competitive position and may not be able to receive royalties for products covered in part or whole by that patent under license agreements.

          o Risk of Being Charged With Infringement. Although we try to avoid infringement by monitoring patents granted to competitors, there is the risk that we will use a patented technology owned by another and be charged with infringement. Defending against a charge of infringement can involve lengthy and costly legal actions, with no guarantee of a successful outcome. Biotechnology companies of about our size and limited cash have gone out of business after fighting and losing an infringement battle. If we were prevented from using or selling our human-use equipment, then our business would be seriously affected.

          o Freedom to Operate Risks. We are aware that patents related to electrically assisted drug delivery have been granted to, and filed by, our potential competitors. We have taken licenses to some of these patents, and will consider taking additional licenses in the future. Nevertheless, the competitive nature of our field of business and the fact that others have sought patent protection for technologies similar to ours, makes these risks more real than not.

     In addition to patents, we also rely on trade secrets and proprietary know-how. We try to protect this information with appropriate confidentiality and inventions agreements with our employees, scientific advisors, consultants, and collaborators. We cannot assure you that these agreements will not be breached, or that we will be able to do much to protect ourselves if they are breached, or that our trade secrets will not otherwise become known or be independently discovered by competitors. If any of these events occurs, then we run the risk of losing control over valuable company information, which could negatively affect our competitive position.

     WE RUN THE RISK THAT OUR TECHNOLOGY WILL BECOME OBSOLETE OR LOSE ITS COMPETITIVE ADVANTAGE.

     The drug delivery business is very competitive, fast moving, intense, and expected to be increasingly so in the future. Other companies and research institutions are developing drug delivery systems that, if not similar in type to our systems, are designed to address the same patient or subject population. Therefore, we cannot promise you that our products will be the best, the safest, the first to market, or the most economical to make. If competitors' products are better than ours, for whatever reason, then we will make less money from sales and our products risk becoming obsolete.

     There are many reasons why competitors might be more successful than Genetronics, including:

          o More Money. Some competitors have a lot more money than we do. They can afford more technical and timeline setbacks than we can.

          o Better Experience. Some competitors have been in the drug delivery business longer than we have. They have greater experience than we in critical areas like clinical testing, obtaining regulatory approval, and sales and marketing. This experience or their name recognition may give them a competitive advantage over us.

          o Superior Patent Position. Some competitors may have a better patent position protecting their technology than we have or will have to protect our technology. If we cannot use our patents to prevent others from copying our technology, or if we cannot obtain a critical license to another's patent that we need to make and use our equipment, then we would expect our competitive position to lessen.

          o Faster to Market. Some companies with competitive technologies may move through stages of development, approval, and marketing faster than Genetronics. If a competitor receives FDA approval before us, then it will be authorized to sell product before us. Because the first company "to market" often has a significant advantage over late-comers, a second place position could result in less than anticipated sales.

          o Reimbursement Allowed. In the United States, third party payers, such as Medicare, may reimburse physicians and hospitals for competitors' products but not for our human-use products. This would significantly affect our ability to sell our human-use products in the United States and would have a serious effect on revenues and our business as a whole. Outside of the United States, reimbursement and funding policies vary widely.

     OUR ABILITY TO ACHIEVE SIGNIFICANT REVENUE FROM SALES OF HUMAN-USE EQUIPMENT WILL DEPEND ON ESTABLISHING EFFECTIVE SALES, MARKETING AND DISTRIBUTION CAPABILITIES OR RELATIONSHIPS AND WE LACK SUBSTANTIAL EXPERIENCE IN THESE AREAS.

     Our company has no experience in sales, marketing and distribution of clinical and human-use products. If we want to be direct distributors of the human-use products, then we must develop a substantial marketing and sales force. This would involve a lot of money, training, and time. Alternatively, we may decide, as we did with the human-use oncology market, to rely on a company with a large distribution system and a large direct sales force to undertake these activities on our behalf. This route could result in less profit for us, but may permit us to reach market faster. In any event, we cannot assure you that we will be able to undertake the effort on our own, or contract with another to do this for areas other than oncology, at a reasonable cost. We also cannot assure you that, regardless of the route we take, we will successfully commercialize any product.

     OUR COMPANY HAS OPERATED AT A LOSS AND WE EXPECT TO CONTINUE TO ACCUMULATE A DEFICIT.

     As of March 31, 1999, the Company had a deficit of $19,998,501. The Company has operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to grow, as it will be expensive to continue our clinical trials and research and development efforts. If these activities are successful, and if we receive approval from the FDA to sell human-use equipment, then even more money will be required to market and sell the equipment.

     Most of the cash we received last year was from our corporate partner, Ethicon, Inc., which funded further development of the cancer drug delivery technology through the payment of license and milestone fees, and from its parent company, Johnson & Johnson, which bought common stock. Other funds came in from sales of BTX research-use equipment, interest income on our investments, and SBIR grants. It is possible that we will loose our SBIR grant or that it will be determined that we are not or have not been in compliance with such program requirements, and the government may require us to pay back the original funding grants or even pay certain penalties. We do not expect to receive enough money from these sources to completely pay for future activities.

     WE WILL HAVE A NEED FOR SIGNIFICANT AMOUNTS OF MONEY IN THE FUTURE AND THERE IS NO GUARANTEE THAT WE WILL BE ABLE TO OBTAIN THE AMOUNTS WE NEED.

     As discussed, we have operated at a loss, and expect that to continue for some time in the future. Our plans for continuing clinical trials, conducting research, furthering development and, eventually, selling our human-use equipment will cost a lot of money. The extent of these costs will depend on many factors, including some of the following:

          o The progress and breadth of preclinical testing and the size of our drug delivery programs, all of which directly influence cost;

          o The costs involved in complying with the regulatory process to get the Company's human-use products approved, including the number, size, and timing of necessary clinical trials;

          o The costs involved in patenting our technologies and defending them;

          o Changes in our existing research and development relationships and our ability to enter into new agreements;

          o The cost of manufacturing our human-use and research-use equipment; and

          o Competition for our products and our ability, and that of our partners, to commercialize our products.

     We plan to fund operations by several means. Ethicon, Inc. will continue to fund a portion of the oncology program, and we will attempt to enter into contracts with partners that will fund either general operating expenses or specific programs or projects. Some funding also may be received through government grants. We cannot promise that we will enter into any such contracts or, if we do, that our partners will provide enough money to meet our needs.

     In the past, we have raised funds by public and private sale of our stock, and we may do this in the future to raise needed funds. Sale of our stock to private or public investors usually results in existing shareholders becoming "diluted". The greater the number of shares sold, the greater the dilution. A high degree of dilution can make it difficult for the price of the Company's stock to rise rapidly, among other things. Dilution will lessening a shareholder's voting power.

     We cannot assure you that we will be able to raise money needed to fund operations, or that we will be able to raise money under terms that are favorable to the company.

     IF WE DO NOT HAVE ENOUGH MONEY TO FUND OPERATIONS, THEN WE WILL HAVE TO CUT COSTS.

     If the Company is not able to raise needed money under acceptable terms, then we will have to take measures to cut costs, such as:

          o Delay, scale back or discontinue one or more of our drug delivery programs or other aspects of operations, including laying off some personnel or stopping clinical trials;

          o Sell or license some of our technologies that we would not otherwise give up if we were in a better financial position;

          o Sell or license some of our technologies under terms that are a lot less favorable than they otherwise might have been if we were in a better financial position; and

          o Consider merging with another company or positioning ourselves to be acquired by another company.

     If it became necessary to take one or more of the above-listed actions, then the Company may have a lower valuation, which probably would be reflected in our stock price.

     THE MARKET FOR GENETRONICS STOCK IS VOLATILE, WHICH COULD AFFECT YOUR INVESTMENT.

     Genetronics' share price and volume are highly volatile. This is not unusual for biomedical companies of our size, age, and with a discrete market niche. It also is common for the volume and price of biotechnology stocks to be unrelated to a company's operations, i.e., to go down on positive news and to go up on no news. Genetronics' stock has exhibited this type of disconnect in the past, and may well exhibit it in the future. The historically low trading volume of Genetronics stock makes it more likely that a severe fluctuation in volume, either up or down, will affect the stock price.

     Some factors that we would expect to depress the price of our stock include:

          o    Adverse or neutral clinical trial results;

          o Announcement that the FDA denied our request to approve our human-use product for commercialization in the United States, or similar denial by other regulatory bodies which make independent decisions outside the United States. To date, we have only worked on oncology in Europe;

          o Announcement of legal actions brought by or filed against Genetronics for patent or other matters, especially if we do not win such actions;

          o Cancellation of important corporate partnerships or agreements, such as the Ethicon, Inc. agreement;

          o    Public concern as to the safety of our human-use products;

          o Shareholders' decisions, for whatever reasons, to sell large amounts of the company's stock;

          o A decreasing cash-on-hand balance to fund operations, or other signs of apparent financial uncertainty; and

          o Significant advances made by competitors that are perceived to be expected to limit our market position.

     OUR DEPENDENCE UPON NON-MARKETED PRODUCTS, LACK OF EXPERIENCE IN MANUFACTURING AND MARKETING HUMAN-USE PRODUCTS, AND OUR CONTINUING DEFICIT MAY RESULT IN EVEN FURTHER FLUCTUATIONS IN OUR TRADING VOLUME AND SHARE PRICE.

     Successful approval, marketing, and sales of our human-use equipment is critical to the financial future of our company. Our products are not yet approved for sale and there can be no assurance that they will be or that such sales will be as large or timely as we expect. These uncertainties may cause our operating results to fluctuate dramatically in the next several years. We believe that quarter-to-quarter or annual comparisons of our operating results are not a good indication of our future performance. Nevertheless, these fluctuations may cause us to perform below the expectations of the public market analysts and investors. If this happens, the price of our common stock would likely fall.

     THE BTX DIVISION MARKETS ONLY TO THE ELECTROPORATION PRODUCT NICHE MARKETS AND RELIES ON DISTRIBUTION RELATIONSHIPS FOR SALES.

     The BTX Division currently markets only electroporation equipment to the research market. If our research-use equipment loses its competitive position, then the BTX Division does not have any other product line on which to rely, and sales would be expected to decline. Therefore, if we do not develop and introduce new products directed to research-use electroporation, at a reasonable price, then we will lose pace with our competitors. We cannot guarantee you that we will have the necessary funds to stay competitive or that we will succeed.

     The research-use equipment is sold through United States and international distributors. Approximately 24% of BTX sales last year were in the United States through our distribution agreement with VWR Scientific. This accounted for about 10% of the company's total revenue. We rely heavily on our relationship with VWR to sell our product in the US. There is no guarantee that we will be able to maintain or replace our current distribution relationship with VWR or other distributors, or establish sales, marketing and distribution capabilities of our own. If distribution relationships are not in place for the major markets, e.g., the United States, Europe and Japan, then the BTX Division may suffer declining sales, which would have an effect on the company's bottom line.

     THERE IS A RISK OF PRODUCT LIABILITY WITH HUMAN-USE EQUIPMENT AND RESEARCH-USE EQUIPMENT.

     The testing, marketing and sale of human-use products expose us to significant and unpredictable risks of equipment product liability claims. These claims may arise from patients, clinical trial volunteers, consumers, physicians, hospitals, companies, institutions, or others using, selling, or buying our equipment. Product liability risks are inherent in our business and will exist even after the products are approved for sale. If and when our human-use equipment is commercialized, and with respect to the research-use equipment that is currently marketed by our BTX Division, we run the risk that use (or misuse) of the equipment will result in personal injury. We have not experienced any claims of this kind to date, but we cannot be certain that they will not occur. The chance of occurrence will increase after both product types are on the market.

     Genetronics purchased liability insurance in connection with the ongoing oncology clinical trials, and we would expect to purchase additional policies for any additional clinical trial. We cannot assure you that the insurance we purchase will provide adequate coverage in the event a claim is made, and that no payments against claims will be funded by the Company directly. If we did have to make payment against a claim, then it would impact our financial ability to perform the research, development, and sales activities we have planned.

     With respect to our research-use equipment, there is always the risk of product defects. Product defects can lead to loss of future sales, decrease in market acceptance, damage to our brand or reputation, and product returns and warranty costs. These events can occur whether the defect resides in a component we purchased from a third party or whether it was due to our design and/or manufacture. Our sales agreements typically contain provisions designed to limit our exposure to product liability claims. However, we do not know whether these limitations are enforceable in the countries in which the sale is made. Any product liability or other claim brought against us, if successful and of sufficient magnitude, could negatively impact our financial performance, even if we have insurance.

     WE CANNOT BE CERTAIN THAT WE WILL BE ABLE TO MANUFACTURE OUR HUMAN-USE AND RESEARCH-USE EQUIPMENT IN SUFFICIENT VOLUMES AT COMMERCIALLY REASONABLE RATES.

     Our products must be manufactured in sufficient commercial quantities, in compliance with regulatory requirements, and at an acceptable cost to be attractive to purchasers. We rely on third parties to manufacture and assemble most aspects of our equipment. We have two approved sources for every component of the manufacturing process and have three approved sources for some components in the process.

     Disruption of the manufacture of our products, for whatever reason, could delay or interrupt our ability to manufacture or deliver our products to customers on a timely basis. This would be expected to affect revenues and may affect our long-term reputation, as well. In the event we provide product of inferior quality, we run the risk of product liability claims and warranty obligations, which will negatively affect our bottom line.

     Our manufacturing facilities for human-use products will be subject to Quality Systems regulations, international quality standards and other regulatory requirements, including pre-approval inspection for the human-use equipment and periodic post-approval inspections for all human-use products. While we have undergone and passed a Quality Systems review from an international body, we have never undergone a Quality Systems inspection by the FDA. We cannot guarantee that we will pass an FDA inspection when it occurs. If our facilities are not up to the FDA standards in sufficient time, prior to United States launch of product, then it will result in a delay or termination of our ability to produce the human-use equipment in our facility. Any delay in production will have a negative effect on our business.

     THE BTX DIVISION MUST MANAGE THE RISKS OF INTERNATIONAL OPERATIONS.

     The BTX Division of Genetronics sells a lot of its research-use equipment in foreign countries, particularly in the Pacific Rim. Last year, about 38% of BTX's revenues was from BTX sales in foreign countries. Like any company having foreign sales, BTX's sales are influenced by many factors outside of our control.

     For instance, the following factors can negatively influence BTX's sales or profitability in foreign markets:

          o We are subject to foreign regulatory requirements, foreign tariffs and other trade barriers that may change without sufficient notice;

          o Our expenses related to international sales and marketing may increase to a significant extent due to political and/or economic factors out of our control, including money spent to control and manage distributors;

          o We are subject to various export restrictions and may not be able to obtain export licenses when needed;

          o Some of the foreign countries in which we do business suffer from political and economic instability, and Asian markets, which are important to the BTX Division, have recently suffered considerable turmoil;

          o Some of the foreign currencies in which we do business fluctuate significantly; and

          o We may have difficulty collecting accounts receivables or enforcing other legal rights.

          o We are subject to the Foreign Corrupt Practices Act, which may place us at a competitive disadvantage to foreign companies that do not have to adhere to this Act

     WE DEPEND ON THE CONTINUED EMPLOYMENT OF QUALIFIED PERSONNEL.

     Our success is highly dependent on the people who work for us. If we cannot attract and retain top talent to work in our company, then our business will suffer. We cannot assure you that the staff we now have will decide to stay with our company, or that we will be able to replace departing employees or build departments with qualified individuals.

     To address the intense competition that exists for such qualified individuals, we have employment agreements in place for three of our senior executives. The employment agreements are for Gunter A. Hofmann, our Chief Scientific Officer, Chairman, and founder of Genetronics, Lois J. Crandell, our Chief Executive Officer and President, and Martin Nash, our Senior Vice President and Chief Financial Officer. If any of these individuals chooses to leave the company, then it might pose significant risks to our continued development and progress.

     THERE IS THE RISK THAT WE WILL NOT MEET ENVIRONMENTAL GUIDELINES.

     Like all companies in our line of work, we are subject to a variety of governmental regulations relating to the use, storage, discharge and disposal of hazardous substances. Our safety procedures for handling, storage and disposal of such materials are designed to comply with applicable laws and regulations. Nevertheless, if we are found to not comply with environmental regulations, or if we are involved with contamination or injury from these materials, then we may be subject to civil and criminal penalties. This would have a negative impact on our reputation, our finances, and could result in a slowdown, or even complete cessation of our business.

     WE MAY BE ADVERSELY AFFECTED BY THE YEAR 2000 COMPUTER PROBLEM.

     The Year 2000 Problem stems from the fact that many computer systems, software programs, equipment and instruments with embedded microprocessors were designed to only recognize the last two digits of a calendar year. With the arrival of the Year 2000, these systems and microprocessors may encounter operating problems due to their inability to distinguish years after 1999 from years preceding 1999. The Company is aware of the issues associated with the Year 2000 Problem in many existing hardware and software applications. In 1998 the Company established a Year 2000 compliance plan which was approved by the Company's senior management and Board of Directors. To execute the plan, the Company formed a Year 2000 committee that is composed of both management and non-management personnel. In addition, the Company has contracted with an outside Year 2000 service provider to assist with the implementation of the Year 2000 compliance plan. The plan is a multi-phased approach to the Year 2000 Problem, and includes assessment, inventory, testing and remediation phases.

     The Company cannot guarantee the compliance status of third parties, and the failure of key suppliers, distributors, business partners, or customers to become Year 2000 compliant on a timely basis, or at all, could have a material adverse effect on the Company. In addition, there is no assurance that the Company will timely identify and remediate all year 2000 problems, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Issues" for detailed information on our state of readiness, potential risks and contingency plans regarding the Year 2000 issue.

     OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN OUR FORWARD-LOOKING STATEMENTS.

     This document contains forward-looking statements that involve risks and uncertainties. Discussions containing forward-looking statements may be found in the material set forth under the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as in this document generally. We used words such as "believes", "intends", "expects", "anticipates", "plans", "probably" and similar expressions to identify forward-looking statements. This document also contains third party estimates regarding the size and growth of various markets. You should not place undue reliance on these statements. Our actual results could differ materially from those anticipated in the forward-looking statements for the reasons described above and elsewhere in this document.


ITEM 2. PROPERTIES

     The Company owns no real property and has no plans to acquire any real property in the future. The Company currently leases a facility of 24,931 square feet at its headquarters in San Diego. This facility provides adequate space for the Company's current research, manufacturing, sales and administrative operations. The lease for 17,303 square feet runs through December 31, 1999 with provisions for two, two-year extensions at the Company's option. Two subleases for a total of 7,628 square feet expire on November 16, 1999 with no options to extend. The Company is currently identifying facilities in proximity to its current location which can accommodate the Company's expectation for future growth.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings with respect to itself, its subsidiaries, or any of its material properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information

     The principal trading markets for the Common Shares of Genetronics Biomedical Ltd. are the American Stock Exchange (AMEX) and the Toronto Stock Exchange (TSE). Trading began on the AMEX on December 8, 1998. The Company's common shares have also traded on the Vancouver Stock Exchange (VSE), however the Company voluntarily de-listed from that exchange on March 6, 1998. The table below sets forth the quarterly high and low sales prices of the Company's common shares in the two most recent fiscal years and interim periods.

==========================================================================
      Period            Toronto Stock Exchange     American Stock Exchange
                                CDN$                        US$
==========================================================================
                         HIGH             LOW       HIGH               LOW
------------------------------------- --------------------------- --------
Mar - May 1997           5.25             3.05       --                 --
------------------------------------- --------------------------- --------
June - Aug 1997          5.25             3.25       --                 --
------------------------------------- --------------------------- --------
Sept - Nov 1997          4.45             2.55       --                 --
------------------------------------- --------------------------- --------
Dec - March 1997-8*      4.10             2.40       --                 --
------------------------------------- --------------------------- --------
Apr - June 1998          4.91             3.35       --                 --
------------------------------------- --------------------------- --------
July - Sept 1998         4.75             3.10       --                 --
------------------------------------- --------------------------- --------
Oct - Dec 1998           6.20             4.00     3.6875             3.25
------------------------------------- --------------------------- --------
Jan - March 1999         6.10             4.80     4.0625             3.25
--------------------------------------------------------------------------

----------
* The Company changed its fiscal year end from February 28, 1998 to March 31, 1998, which accounts for the four month period of the noted "quarter".


     On June 15, 1999, the closing price of the Company's common shares was CDN$
4.45 on the TSE and US$ 3.00 on the AMEX. As of June 15, 1999, there were approximately 326 registered shareholders of record. In addition, approximately 8,499,124 of the Company's common shares or 39.2% of the total 21,666,266 issued and outstanding common shares on June 15, 1999 were held among 295 registered U.S. record holders.

     Dividends

     The Company has never paid any cash dividends on its common stock.

CANADIAN LAWS AND CANADIAN FEDERAL INCOME TAX CONSEQUENCES

     The discussion under this heading summarizes the principal Canadian federal income tax consequences of acquiring, holding and disposing of common shares of the Registrant for a shareholder of the Registrant who is not resident in Canada and who is resident in the United States. It is based on the current provisions of the Income Tax Act (Canada) (the "Tax Act") and the regulations thereunder. The provisions of the Tax Act are subject to income tax treaties to which Canada is a party, including the Canada-United States Income Tax Convention (1980) (the Convention). This discussion is general only and is not a substitute for independent advice from a shareholder's own tax advisor.

     Dividends on Common Shares - Canada: Under the Tax Act, a non-resident of Canada is generally subject to Canadian withholding tax at the rate of 25% on dividends paid or deemed to have been paid to him by a corporation resident in Canada. The Convention limits the rate to 15% if the shareholder is resident in the United States and the dividends are beneficially owned by and paid to him, and to 5% if the shareholder is also a corporation that beneficially owns at least 10% of the voting stock of the payer corporation. However, if the shareholder carries on business in Canada through a "permanent establishment" situated in Canada or performs independent personal services in Canada from a "fixed base" in Canada, and the share holding in respect of which the dividends are paid is effectively connected with that permanent establishment or fixed base, those limitations do not apply. The Convention generally exempts from Canadian income tax dividends paid to a religious, scientific, literary, educational or charitable organization or to an organization exclusively administering a pension, retirement or employee benefit fund or plan, if the organization is resident in the United States and is exempt from income tax under the laws of the United States.

     Dividends on Common Shares - U.S. Shareholders: U.S. citizens are subject to tax on their worldwide income, regardless of source. Dividends of the Registrant received by a U.S. resident shareholder would be subject to income tax at the U.S. ordinary income tax rates. Any Canadian withholding tax withheld on dividends of the Registrant would be creditable against U.S. income tax, subject to limitations. It should be noted that the Company has never paid dividends in the past and management does not anticipate that any dividends will be paid in the foreseeable future.

     Dispositions of Common Shares: The following comments apply only to a shareholder whose common shares of the Registrant constitute capital property to him for the purposes of the Tax Act. Shares will generally constitute capital property unless the holder is a trader or dealer in securities. A taxpayer's capital gain or capital loss from a disposition of a common share of the Registrant is the amount, if any, by which his proceeds of disposition exceed (or are exceeded by, respectively) the aggregate of his adjusted cost base of the share and reasonable expenses of disposition. Under the Tax Act, a non-resident of Canada is subject to Canadian tax on taxable capital gains, and may deduct allowable capital losses realized on a disposition of "taxable Canadian property." However, the Convention relieves United States residents from liability for Canadian tax on capital gains derived on a disposition of shares unless, a) their value is derived principally from real property in Canada, b) the holder was resident in Canada for 120 months during any period of 20 consecutive years preceding the disposition and has an interest of greater than 25%, and the shares were owned by him when he ceased to be resident in Canada, or c) they formed part of the business property of a "permanent establishment" that the holder has or had in Canada within the 12 months preceding the disposition.

     Dispositions of Common Shares: The following comments apply only to a U.S. shareholder whose common shares of the Registrant constitute capital property. The shares will generally constitute capital property unless the holder is a trader or dealer in securities. A U.S. resident shareholder would be subject to income tax on dispositions of the Registrants stock resulting in capital gain. A taxpayer's capital gain or capital loss from a disposition of a common share of the Registrant is the amount, if any, by which his proceeds of disposition exceed (or are exceeded by, respectively) the aggregate of his adjusted cost basis of the share and reasonable expenses of disposition. Subject to limitations, any Canadian income tax withheld on the disposition of the Registrants common shares would be creditable against the U.S. income tax.

     Determination of PFIC Status: Under U.S. tax law, a foreign corporation is considered a passive foreign holding company ("PFIC") if the corporation meets certain asset and income tests. Under the income test, a foreign corporation is a PFIC if 75% or more of its gross income is passive income. Under the asset test, a foreign corporation is a PFIC if 50% or more of the average value of its assets (on a gross basis) consists of assets that would produce passive income; a foreign corporation may elect to have the asset test applied using the adjusted bases of its assets rather than their fair market values. The registrant believes that it is classified as a PFIC for the fiscal year ended March 31, 1998.

     The Internal Revenue Code (IRC) provides for certain look-through rules so that a corporation can avoid PFIC status. A look through rule applies where a foreign corporation owns, directly or indirectly, 25% or more (by value) of the stock of another corporation. Under this look-through rule, certain income, such as interest and dividends, received from the subsidiary, and the value of its stock, is ignored. Instead, a pro rata portion of the second-tier corporation's income and assets are treated as if directly received or held by the first-tier corporation. The look through rules apply for purposes of either the asset or income test.

     U.S. Foreign Tax Credit: U.S. citizens and individual residents are taxed on their worldwide income. In order to prevent the double taxation that could result on income derived from foreign sources, the United States allows a credit for foreign taxes paid or accrued. The amount of foreign tax available to offset U.S. tax on foreign source income is subject to limitation. In general, the limitation is equal to the U.S. tax (pre-credit), multiplied by the foreign source taxable income, divided by the worldwide taxable income.

RECENT SALES OF UNREGISTERED SECURITIES

     In the fiscal year ended March 31, 1999, the Company issued a total of 61,525 shares of its common stock to certain of its employees and consultants for total consideration of CDN $135,980.

     In October, 1998, the Company sold an aggregate of 2,242,611 common shares to Ethicon, Inc. for $6,000,000 or CDN $9,310,200 in connection with entering into a licensing and supply agreement with Ethicon. In April 1998 and November 1998, the Company issued 92,000 and 200,000 common shares, respectively, pursuant to warrants to acquire common shares at a price of CDN $3.30 and CDN $4.73, respectively, for total consideration of CDN $303,600 and CDN $946,000, respectively. The sale and issuance of these securities were exempt from registration under the Securities Act by virtue of Section 4(2) and/or Regulation D and Regulation S promulgated thereunder. Each of the investors that participated in the Regulation D offering represented to the Company that they were "accredited investors" within the meaning of Rule 501(c) of the Securities Act.

     In June, 1999, the Company sold an aggregate of 4,187,500 special warrants pursuant to a private placement at a purchase price of US $3.00 per special warrant for total consideration of $12,562,500 cash. The sale and issuance of these securities were exempt from registration under the Securities Act by virtue of Section 4(2) and/or Regulation D and Regulation S promulgated thereunder. Each of the investors that participated in the Regulation D offering represented to the Company that they were "accredited investors" within the meaning of Rule 501(c) of the Securities Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company for the periods indicated, derived from audited consolidated financial statements prepared in accordance with accounting principals generally accepted in Canada which conform to accounting principals generally accepted in the United States, except as described in Note 15 to the consolidated financial statements. The data set forth below should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included elsewhere herein. Effective January 23, 1998, the Board of Directors of the Company approved the change of its fiscal year from a February 28 year-end to a March 31 year-end.

     On June 15, 1999 the Interbank rate of exchange for converting Canadian dollars into United States dollars equaled 1.4620 Canadian dollars for 1 United States dollar. The following table presents a history of the exchange rates of Canadian dollars into United States dollars for the five most recent fiscal years of the Company.

======================= ================ ================ ============== ============== ==============
Fiscal Periods Ending   March 31, 1999   March 31, 1998   Feb 28, 1997   Feb 29, 1996   Feb 28, 1995
======================= ================ ================ ============== ============== ==============
Period End                   1.5114            1.4223         1.3556         1.3752          1.4005
----------------------- ---------------- ---------------- -------------- -------------- --------------
Average                      1.5031            1.3994         1.3566         1.3767          1.3778
----------------------- ---------------- ---------------- -------------- -------------- --------------
Period's High                1.5845            1.4686         1.3752         1.4077          1.4132
----------------------- ---------------- ---------------- -------------- -------------- --------------
Period's Low                 1.4144            1.3594         1.3381         1.3458          1.3424
----------------------- ---------------- ---------------- -------------- -------------- --------------


     The following summarizes certain selected consolidated financial information with respect to the Company and is qualified in its entirety by reference to the Financial Statements of the Company and the Notes thereto. Years prior to 1995 (the year in which Genetronics, Inc. went public through a reverse takeover) present information on Genetronics, Inc., which was then, a private United States company. All amounts are shown in United States dollars.

==============================================================================================================
                                         12 Months       13 Months       12 Months      12 Months    12 Months
          Fiscal Periods Ended            3/31/99         3/31/98         2/28/97        2/29/96      2/28/95
==============================================================================================================
Net Sales                                3,434,105        3,097,198      3,040,734     2,512,131    2,237,404
--------------------------------------------------------------------------------------------------------------
License Fee and milestone payments       4,500,000                0              0             0            0
--------------------------------------------------------------------------------------------------------------
Interest Income                            300,911          427,498         71,206        64,160            0
--------------------------------------------------------------------------------------------------------------
Research Revenue                           387,183          134,094         47,439       105,292      248,827
--------------------------------------------------------------------------------------------------------------
Net Loss for Period
--------------------------------------------------------------------------------------------------------------
    Canadian GAAP(1)                   (6,603,837)      (7,596,666)    (2,994,610)   (1,876,426)    (651,423)
--------------------------------------------------------------------------------------------------------------
    United States GAAP                 (7,150,537)      (7,904,166)    (3,330,110)   (2,033,326)    (738,067)
---------------------------------------------------------------------------------------------------------------
Net Loss per Common Share
--------------------------------------------------------------------------------------------------------------
    Canadian GAAP                           (0.33)           (0.43)         (0.24)        (0.17)       (0.13)
--------------------------------------------------------------------------------------------------------------
    United States GAAP                      (0.35)           (0.44)         (0.26)        (0.18)       (0.14)
--------------------------------------------------------------------------------------------------------------
Total Assets
--------------------------------------------------------------------------------------------------------------
    Canadian GAAP                        9,807,644        9,242,887      4,161,129     4,318,264    2,936,666
--------------------------------------------------------------------------------------------------------------
    United States GAAP                   9,807,644        9,242,887      4,161,129     4,318,264    2,936,666
--------------------------------------------------------------------------------------------------------------
Long-term Obligations                        9,564           23,904         25,105         7,893       13,813
--------------------------------------------------------------------------------------------------------------
Dividends per Share                              0                0              0             0            0
--------------------------------------------------------------------------------------------------------------

(1)  GAAP means Generally Accepted Accounting Principles


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Through its Drug Delivery Division Genetronics is engaged in developing drug delivery systems based on electroporation to be used in the site specific treatment of disease. Through its BTX Division the Company develops, manufactures, and sells electroporation equipment to the research laboratory market.

     In the past the Company's revenues primarily reflect research grants and, through the BTX Division, product sales to the research market. In October 1998 the Company entered into comprehensive Licensing Development and Supply Agreements with Ethicon, Inc., a Johnson & Johnson company, involving Genetronics' proprietary drug delivery system for the Electroporation Therapy Treatment of cancer. As part of the Licensing Agreement the Company received an up-front licensing fee and will be receiving future milestone payments if and when milestones are met.

     Until the commercialization of the clinical products the Company expects revenues to continue to be attributable to product sales to the research market, milestone payments, grants, and collaborative research arrangements.

     Due to the expenses incurred in the development of the drug delivery systems the Company has been unprofitable in the last five years. As of March 31, 1999 the Company has incurred a cumulative net loss of $ 19,998,501. The Company expects to continue to incur substantial operating losses in the future due to continued spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities.

     Asian Economic Crises

     The Asian economic crisis affected the results of operations to the extent that the sales revenues from export sales for the fiscal year ended March 31, 1999 were about $500,000 lower than expected. The main countries where the Company achieved lower than expected sales were Japan, South Korea, Taiwan and India. The lower export sales revenues resulted in lower than expected cash proceeds from the BTX Division. Since the lower than expected export sales were partially offset by higher domestic sales, the lower-than-expected cash proceeds from the BTX Division had no material effect on the Company's liquidity.

     The Company is also increasing efforts to expand sales to European and South American markets which will make up for any possible shortfall in the event the Asian crisis does not resolve itself within the coming year. Accordingly, the Company believes that the Asian economic crisis will have no material effect on the Company's liquidity. See "Risk Factors - Risks of International Operations".

     Inflation

     The Company does not believe that inflation has had a material adverse effect on net sales or results of operations. The Company has generally been able to pass on increased costs related to inflation through increases in selling prices.

RESULTS OF OPERATIONS

     The following discussion and analysis explains trends in the Company's financial condition and results of operation for the periods ended March 31, 1999, March 31, 1998, and February 28, 1997. This discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-K. The consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in Canada, which conform to accounting principles generally accepted in the United States, except as described in Note 15 to the consolidated financial statements.

TWELVE MONTHS ENDED MARCH 31, 1999 COMPARED TO THIRTEEN MONTHS ENDED MARCH 31, 1998

     In January 1998, Genetronics Biomedical Ltd. changed its fiscal year end from February 28/29 to March 31. All figures for the fiscal year ended March 31, 1998, reflect thirteen months of operations compared to twelve months due to the change in year-end. The impact of the reporting period extension to March 31, 1998 is that direct comparisons with the years ended March 31, 1999 and February 28, 1997 may be difficult without taking into consideration the difference in reporting periods. Consequently, "adjusted" estimates for a twelve month period ended March 31, 1998, calculated as twelve month pro-rata amounts unless not representative and otherwise indicated, have been used for discussion purposes below.

     Revenues

     The BTX Division produced net sales of $3,434,105, for the twelve months ended March 31, 1999, compared with net sales of $3,097,198, for the thirteen months ended March 31, 1998. On an "adjusted" basis, net sales increased by 20% for the fiscal year ended March 31, 1999. One of the factors contributing to this increase was the result of the Company's efforts to expand United States sales by building up a sales force through distributors. For the twelve months ended March 31, 1999, United States sales through distributors increased by 31% compared with the thirteen months ended March 31, 1998. 38% of the total net sales for the twelve-month period ended March 31, 1999 were exported; the same percentage sold internationally for the thirteen-month period ended March 31, 1998.

     Even though the economic crisis in East Asia continued to impact export sales, international sales increased 13% in the 12 month period ended March 31, 1999 compared to the 13 month period ended March 31, 1998. This increase was primarily a result of the Company's efforts to expand sales into Europe and South America.

     In late 1998 the BTX Division introduced the ECM 830, a Square Wave Electroporation system which utilizes the new BTX Power Platform technology and all-new digital user interface. The CE compliant ECM 830 is expected to assist the Company's efforts to increase sales in Europe.

     In October 1998 Genetronics entered into comprehensive Licensing Development and Supply Agreements with Ethicon, Inc., a Johnson & Johnson company, involving its proprietary drug delivery system for

Electroporation Therapy treatment of cancer. As part of the Licensing Agreement the Company received a $4,000,000 up-front licensing fee. Future milestone payments, a percentage of net sales as license fees and revenues for the manufacture and sale of the Company's drug delivery system for Electroporation Therapy treatment of cancers are also part of the agreement. The first milestone payment of $500,000 was received in March 1999 when the Company was given approval to affix the CE Mark to its proprietary MedPulser(R) drug delivery system.

     Revenues under collaborative research and development arrangements increased from $6,025, for the thirteen months ended March 31, 1998 to $33,048, for the twelve months ended March 31, 1999. $25,000 of these revenues for the twelve months ended March 31, 1999 were a result of collaboration with a major biotechnology company in gene therapy. Further milestone payments of $50,000 are due upon achievement of predetermined research results.

     Revenues from grant funding increased from $128,069, for the thirteen months ended March 31, 1998 to $354,135, for the twelve months ended March 31, 1999. The increase was a result of two Phase I grants awarded in vascular therapy and transdermal drug delivery in September 1997 and April 1998, respectively, and one Phase II grant in oncology in September 1997. A Phase I grant for which no revenues have been earned as of March 31, 1999 was awarded in March 1999 for $99,995 for gene therapy research.

     Interest income decreased from $427,498, for the thirteen months ended March 31, 1998 to $300,911, for the twelve months ended March 31, 1999. The decrease resulted from the diminishing availability of investment funds due to operating losses.

     Cost Of Sales

     Cost of sales increased by 211,350, or 15%, from $1,427,285, for the thirteen months ended March 31, 1998 to $1,638,635, for the twelve months ended March 31, 1999. The increase was primarily a result of higher sales in the twelve-month period ended March 31, 1999.

     Gross Profit and Gross Margin

     Primarily due to the higher sales, the gross profit for the twelve months ended March 31, 1999 in the amount of $1,795,470, increased by $125,557, or 8%, compared with $1,669,913, for the thirteen months ended March 31, 1998.

     The gross profit margin for BTX products decreased slightly from 54% for the thirteen months ended March 31, 1998 to 52% for the twelve months ended March 31, 1999. In an effort to improve its manufacturing capability, the BTX Division has upgraded several positions, including hiring a new Manager of Production. Contributing to the lower profit margin was the increase of sales to distributors as a percentage of total sales, since distributors receive a discount, and the impact of new employees.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses which include advertising, promotion and selling expenses, increased by $1,308,805, or 31%, from $4,172,246, for the thirteen months ended March 31, 1998 to $5,481,051, for the twelve months ended March 31, 1999. The Company added administrative and management personnel to support increased research and development activities in the Drug Delivery Division and the ongoing clinical trials. Sales and marketing expenses in the BTX Division increased as a result of efforts to build up a distributor sales force to expand domestic sales.

     Research and Development/Clinical Trials

     Research and development costs increased by $2,449,004, or 43%, from $5,637,955, for the thirteen months ended March 31, 1998 to $8,086,959, for the twelve months ended March 31, 1999. Cost of monitoring clinical trials in the United States, Canada and Europe increased. Other increased costs were for personnel in the Drug Delivery Engineering Department to meet regulatory requirements for products used in the clinical trials.

     During the twelve months ended March 31, 1999 the Drug Delivery Engineering Department was working on development of commercial versions of the Electrode Applicators and the MedPulser(R). In March 1999 the Company received Quality System Registration to three internationally recognized standards, ISO 9001, EN46001 and ISO 13485. Also in March 1999 the Company received CE Mark approval of its MedPulser(R) System.

     Increased research efforts in the transdermal, gene therapy and cardiology programs also resulted in higher personnel expenses and contract research. A portion of these increased expenses was a result of federal grants received for certain research projects. The revenues received from these grants offset these expenses and are discussed in the revenue section.

     Net results of reportable segments (Net results of reportable segments do not include unallocated costs such as interest income and expense and general and administrative costs)

     The BTX Division reported net results in the amount of $366,386 for the twelve months ended March 31, 1999 compared to $478,499 for the thirteen months ended March 31, 1998 which on an "adjusted basis" meant a decrease of 17%. The decrease was the result of a lower profit margin and increased sales and marketing expenses. Also, increased engineering expenses to upgrade BTX instruments for CE mark compliance contributed to the lower net results.

     The Drug Delivery Division reported net expenditures in the amount of $2,858,343 for the twelve months ended March 31, 1999 compared to $5,282,338 for the thirteen months ended March 31, 1998, which meant a decrease of $2,423,995, or 46%. The lower net expenditures were primarily a result of the up-front licensing fee from Ethicon Inc. which more than offset the increased research and development expenses.

     Net Loss

     For the twelve months ended March 31, 1999 the Company recorded a net loss of $6,603,837, compared with a net loss of $7,596,666, for the thirteen months ended March 31, 1999, a decrease of 6% on an adjusted basis. The lower loss is primarily a result of the up-front license fee and milestone payment from Ethicon Inc. which more than offset the increased research and development expenses and selling, general and administrative expenses.

THIRTEEN MONTHS ENDED MARCH 31, 1998 COMPARED TO TWELVE MONTHS ENDED FEBRUARY 28, 1997

     The Company has changed its fiscal year end to March 31. All figures for the fiscal year ended March 31, 1998 reflect thirteen months of operations compared to twelve months due to the change in year-end. The impact of the reporting period extension to March 31, 1998 is that direct comparisons with the year ended February 28, 1997 may be difficult without taking into consideration the difference in reporting periods. Consequently, "adjusted" estimates for a twelve month period ended March 31, 1998, calculated as twelve month pro-rata amounts unless not representative and otherwise indicated, have been used for discussion purposes below.

     Revenues

     The BTX Division produced net sales of $3,097,198 for the thirteen months ended March 31, 1998, compared with net sales of $3,040,734 for the twelve months ended February 28, 1997. On an "adjusted" basis, net sales decreased by 6% for the fiscal year ended March 31, 1998, which can be attributed to the Asian economic crisis, which affected the results of operations in Japan, South Korea, Taiwan and India. There was a more than 20% increase in net sales in the United States compared to the twelve-month period ended February 28, 1997.

     Revenues from grant funding increased from $38,856 for the twelve months ended February 28, 1997 to $128,069 for the thirteen months ended March 31, 1998. One grant, awarded in September 1996 in the amount of $95,468 for a project to research in vivo arterial gene therapy by electroporation, was completed in September 1997. During the thirteen months ended March 31, 1998, the Company was awarded two more United States government grants: Phase I grant in the amount of $99,909 awarded in September 1997 from the National Heart, Lung, and Blood Institute for a project to research sustained delivery of heparin into arterial walls; Phase II grant in the amount of $581,652 was awarded in September 1997 by the National Cancer Institute for a project to research a novel and efficient method of anticancer drug delivery. One of these grants is completed. The research work which the other grant is funding is scheduled to be completed in September 1999.

     Subsequent to March 31, 1998, another Phase I grant in the amount of $94,301 was awarded by the National Institute of Arthritis and Musculoskeletal and Skin Diseases for a project to research electrically enhanced transdermal delivery of calcitonin.

     Interest income increased from $71,206 for the twelve months ended February 28, 1997 to $427,498 for the thirteen months ended March 31, 1998. The "adjusted" increase of 454% resulted principally from the investment of the proceeds from various 1997 equity financing into money market accounts and term deposits.

     Cost Of Sales

     Cost of Sales for the thirteen months ended March 31, 1998 was $1,427,285, an increase of $150,045, compared with $1,277,240 for the twelve months ended February 28, 1997. The increase was due to the additional month ended March 31, 1998 and an increase in manufacturing salaries.

     Gross Profit and Gross Margin

     Gross Profit decreased by $93,581, from $1,763,494, for the twelve months ended February 28, 1997 to $1,669,913 for the thirteen months ended March 31, 1998. Gross Margin decreased by 4.1% from 58% for the twelve months ended February 28, 1997 to 53.9% for the thirteen months ended March 31, 1998. Compared with the twelve months ended February 28, 1997 the sales of chambers and accessories increased as a percentage of total sales for the thirteen months ended March 31, 1998. Sales to distributors as a percentage of total sales also increased during the thirteen months ended March 31, 1998 compared with the twelve months ended February 28, 1997. Since distributors receive a discount off the list price, this also contributed to the lower gross margin.

     Selling, General and Administrative Expenses

     Selling, General and Administrative expenses, which consist of advertising, promotion and selling expenses, and general administrative expenses, increased by $1,514,425 from $2,657,821 for the twelve months ended February 28, 1997 to $4,172,246 for the thirteen months ended March 31, 1998. On an "adjusted" basis, Selling, General and Administrative expenses increased by 45%. One reason for the increase was that the Company hired additional administrative and management personnel to support the increased research and development activities in the Drug Delivery Division as well as regulatory filings. Also increased administrative expenses were incurred related to the equity financing and investor relations efforts.

     Research and Development/Clinical Trials

     Research and Development costs increased by $3,437,491, from $2,200,464, for the twelve months ended February 28, 1997 to $5,637,955 for the thirteen months ended March 31, 1998. On an "adjusted" basis, Research and Development costs increased by 136%. During the thirteen months ended March 31, 1998 the Drug Delivery Division incurred expenses for independent third party audits of clinical studies and an IND filing with the United States Food and Drug Administration for head and neck cancer trials. Phase I and Phase II clinical trials at 24 sites in the United States, Canada, and France were initiated in late 1997 and early 1998. In Paris, France, Genetronics S.A., a wholly owned subsidiary of Genetronics Inc., was formed in January 1998 to assist in the management of the clinical trials in France.

     In order to process all necessary filings with regulatory bodies and to monitor clinical trials, the Company formed a Clinical and Regulatory Affairs department in 1997 at Genetronics, Inc. This resulted in increased personnel costs in this area for the thirteen months ended March 31, 1998. Increased personnel costs and contract service expenses in the Drug Delivery Engineering Department resulted from regulatory requirements for products used in the clinical trials and anticipation of commercialization in Europe.

     In the BTX Division, increased engineering costs were a result of the need to develop CE approved instruments in order to continue to ship instruments to the European market.

     Increased preclinical efforts in the oncology, transdermal, gene therapy, and cardiology programs also resulted in higher personnel expenses and contract research. An important new product development during the year is a template device to be used with the MedPulser(R) to potentially treat prostate and breast cancer. A "smart chip" recognition device was also incorporated, so that applicators cannot be reused on the commercial versions.

     Net results of reportable segments (Net results of reportable segments do not include unallocated costs such as interest income and expense and general and administrative costs)

     The BTX Division reported net results in the amount of $478,499 for the thirteen months ended March 31, 1998 compared to $752,917 for the twelve months ended February 28, 1997 which on an "adjusted basis" meant a decrease of 41%. The decrease was the result of a lower profit margin and increased sales and marketing expenses. Also, increased engineering expenses to upgrade BTX instruments for CE mark compliance contributed to the lower net results.

     The Drug Delivery Division reported net expenditures in the amount of $5,282,338 for the thirteen months ended March 31, 1998 compared to $2,043,877 for the twelve months ended February 28, 1997, which meant an increase of $3,238,461, or 158%. The increased net expenditures were primarily a result of increased research and development expenses.

     Net Loss

     For the thirteen months ended March 31, 1998 the Company recorded a Net Loss of $7,596,666, or $0.43 per share, compared with a Net Loss of $2,994,610, or $0.24 per share, for the twelve months ended February 28, 1997. On an "adjusted" basis the Net Loss increased by 134%. The higher loss is primarily a result of the increased research and development and clinical trial expenses and the general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     During the last five fiscal years, the Company's primary uses of cash have been to finance research and development activities in the Drug Delivery Division. The Company has satisfied its cash requirements principally from proceeds from the sale of equities. In October 1998 the Company received $6,000,000 from the issuance of Genetronics common stock to Johnson & Johnson Development Corporation, a Johnson & Johnson company. In November 1998 the Company issued 200,000 common shares pursuant to the exercise of warrants to acquire 200,000 common shares at a price of CDN $4.73 per share resulting in gross proceeds to Genetronics of approximately $610,000 (CDN $946,000). In April 1998, the Company issued 92,000 common shares pursuant to the exercise of warrants to acquire 92,000 common shares at a price of CDN $3.30 per share resulting in gross proceeds to Genetronics of approximately CDN $303,600.

     As of March 31, 1999 the Company had working capital of $6,204,598, compared to $6,432,875, as of March 31, 1998. On March 31, 1999 the Company's cash and cash equivalents amounted to $6,189,284. Cash flows used in operating activities were $6,318,900, for the twelve months ended March 31, 1999 compared to $6,788,195, for the thirteen months ended March 31, 1998. The small decrease in cash used in operating activities compared to the period ended March 31, 1998 was primarily attributable to the up-front license fee and milestone payments from Ethicon Inc. which more than offset increased operating expenses. Subsequent to March 31, 1999 the Company sold 4,187,500 special warrants at a price of $3.00 each, which can be exercised for common shares, for total gross proceeds in the amount of $12,562,500.

     Receivables increased $272,921, or 54%, from $503,727, at March 31, 1998 to $776,648, at March 31, 1999. The Company recorded higher sales to distributors during the year.

     Inventories increased from $395,090, at March 30, 1998 to $655,906, at March 31, 1999 primarily due to a build-up of inventory in the Drug Delivery Division in preparation for a product launch in Europe.

     Current liabilities increased from $992,886 at March 31, 1998 to $1,423,335, at March 31, 1999. Primarily higher operational expenses contributed to the $430,449, or 43%, increase in payables.

     Cash flows used in investing activities were $791,839 and $879,836, for the twelve months ended March 31, 1999 and the thirteen months ended March 31, 1998, respectively. Cash flows used for purchase of capital assets for the twelve months ended March 31, 1999 related partly to an expansion of the computer network necessary due to addition of personnel. Also, capital expenditures were needed to set up a GMP and FDA compliant manufacturing area for the Drug Delivery Division. The cash used for other assets in the amount of $287,771, for the twelve months ended March 31, 1999 was primarily a result of expenditures for patent applications.

     The Company believes that its existing cash balances and cash generated from the above subsequent financing event will be sufficient to fund its operations at least through the next twelve months.

     The Company's long term capital requirements will depend on numerous factors including

- The progress and magnitude of the research and development programs, including preclinical and clinical trials;

-    The time involved in obtaining regulatory approvals;

-    The cost involved in filing and maintaining patent claims;

-    Competitor and market conditions;

-    The Company's ability to establish and maintain collaborative arrangements;

- The Company's ability to obtain grants to finance research and development projects; and

- The cost of manufacturing scale-up and the cost of commercialization activities and arrangements

     The Company's ability to generate substantial funding to continue research and development activities, preclinical and clinical studies and clinical trials and manufacturing, scale-up, and administrative activities is subject to a number of risks and uncertainties and will depend on numerous factors including:

- The company's ability to raise funds in the future through public or private financings, collaborative arrangements, grant awards or from other sources;

- The potential for equity investments, collaborative arrangements, license agreements or development or other funding programs with the Company in exchange for manufacturing, marketing, distribution or other rights to products developed by the Company; and

-    The Company's ability to maintain its existing collaborative arrangements

     The Company can not guarantee that additional funding will be available when needed. If it is not, the Company will be required to scale back its research and development programs, preclinical studies and clinical trials and administrative activities and its business and financial results and condition would be materially adversely affected.

     Year 2000 Issues

     The Year 2000 Problem stems from the fact that many computer systems, software programs and equipment and instruments with embedded microprocessors were designed to only recognize the last two digits of a calendar year. With the arrival of the Year 2000, these systems and microprocessors may encounter operating problems due to their inability to distinguish years after 1999 from years preceding 1999. The Company is aware of the issues associated with the Year 2000 Problem in many existing hardware and software applications. In 1998 the

Company established a Year 2000 compliance plan which was approved by the Company's senior management and Board of Directors. To execute the plan, the Company formed a Year 2000 committee that is composed of both management and non-management personnel. In addition, the Company has contracted with an outside Year 2000 service provider to assist with the implementation of the Year 2000 compliance plan. The plan is a multi-phased approach to the Year 2000 Problem, and includes assessment, inventory, testing and remediation phases.

     The Company has completed the assessment and inventory phases of the Year 2000 compliance plan, and is currently in the final stages of testing the Company's internal management information and other systems to verify their Year 2000 compliance status. Based on the results of the work performed to date, the Company believes that the mission critical computer systems and applications used by the Company either are currently Year 2000 compliant, or will be brought into compliance per the Year 2000 plan, prior to January 1, 2000.

     The Company, in collaboration with its outside Year 2000 consultants, has examined the products manufactured in the BTX Division and has determined that the BTX products should not experience any Year 2000-related failures. In addition, the Company, in collaboration with its outside Year 2000 consultants, has examined the products produced by the Drug Delivery Division, and has determined that these products should not experience any Year 2000-related failures.

     In addition to examining the Company's internal Year 2000 compliance issues, the Company has contacted the critical companies in the Company's supply and distribution chain in order to ensure that they are Year 2000 compliant, and that there will be no interruption of the Company's business operations due to Year 2000 failures. The Company is currently evaluating the responses received from these companies and following up on any Year 2000-related issues. The Company is also evaluating the Year 2000 compliance status of other critical business dependencies, including business partners, collaborators, and clinical test sites. As part of this effort, the Company is establishing a process to monitor the Year 2000 Compliance status of its key outside business dependencies up to and through the Year 2000. However, the Company cannot guarantee the compliance status of third parties, and the failure of key suppliers, distributors, business partners, or customers to become Year 2000 compliant on a timely basis, or at all, could have a material adverse effect on the Company.

     The Company is continuing to develop a contingency plan which will be used by the Company in the event that Year 2000 failures occur which affect critical operations. Contingency planning may include increasing inventory levels, establishing secondary sources of supply and manufacturing, and maintaining back-up lines of communications with our customers. However, it is unlikely that any contingency plan can fully mitigate the impact of significant business disruptions among key suppliers or customers.

     The Company has established a Year 2000 budget to address Year 2000 issues. The total cost of these year 2000 compliance activities to date have not been material to the Company's financial condition or its operating results. In addition to utilizing outside resources for the Company's Year 2000 program, the Company is devoting internal resources to the Year 2000 compliance program. The Company is including the internal costs incurred as part of the Company's Year 2000 expenditures in this disclosure. The Company will continue to review and update data for costs incurred related to the Year 2000 and will revise forecasted costs each quarter. To date, the costs incurred for Year 2000 compliance activities have been approximately $4,000 internally and $19,000 for external resources. Based on the Company's Year 2000 review to date, the Company does not believe that the incremental costs of addressing Year 2000 issues will have a material adverse effect on the Company's consolidated results of operations, liquidity and capital resources. The Company believes that it will complete the implementation of its Year 2000 compliance plan by the end of the third quarter of calendar year 1999.

     However, there can be no assurance that the Company will timely identify and remediate all year 2000 problems, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 7A QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in interest rates. The risks related to foreign currency exchange rates are immaterial and the Company does not use derivative financial instruments.

     From time to time, the Company maintains a portfolio of highly liquid cash equivalents maturing in three months or less as of the date of purchase. Given the short-term nature of these investments, and that the Company has no borrowings outstanding, the Company is not subject to significant interest rate risk. However, the Company has recently completed a private financing and may choose to invest in cash equivalents which mature in up to nine months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The Financial Statements of the Company listed in Item 14(a) are included herein on the financial pages and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

EXECUTIVE OFFICERS

     The executive officers and directors of the Company, the positions held by them and their ages as of March 31, 1999 are as follows:

           NAME                AGE                     TITLE
-------------------------      ---     -----------------------------------------------
Lois J. Crandell                57     Director, Chief Executive Officer and President

Gunter A. Hofmann(2)            64     Director, Chief Scientific Officer, and
                                       Chairman of the Board

Martin Nash                     51     Director and Senior Vice President(1)

James L. Heppell(2)(4)          43     Director

Suzanne L. Wood(3)(4)           42     Director

Gordon Politeski(2)(3)(4)       56     Director

Stan Yakatan(2)(3)(4)           56     Director

Wayne Schnarr(4)                48     Director

----------
(1) On June 10, 1999, Martin Nash was appointed Chief Financial Officer, retaining his previous title, as well.
(2)  Member of the Compensation Committee
(3)  Member of the Audit Committee
(4)  Member of Nomination and Corporate Governance Committee


     LOIS J. CRANDELL, has been the President, Chief Executive Officer and a Director of Genetronics Biomedical since September 1994 and President, Chief Executive Officer and a Director Genetronics, Inc. since January 1992. Prior to joining Genetronics, Inc. in 1991, Ms. Crandell co-founded the venture capital firm, More than Money Ventures in 1988. Ms. Crandell also founded Crandell Communications and was Vice President and a Director of Medical Wellness Technologies, Vice President of Peterson-Morris MacLachlan and held product and marketing management positions at Medtronic, Inc. and Control Data Corporation. Ms. Crandell holds two patents and is a Board Member of BIO/COM San Diego, an industry trade organization, and UCSD Cancer Research Foundation.

     GUNTER A. HOFMANN, Ph.D., has been the Chairman of the Board and Chief Scientific Officer of Genetronics Biomedical Ltd. since September 1994 and has been Chairman of the Board and Chief Scientific Officer of Genetronics, Inc. since January 1992. Prior to founding Genetronics, Inc., in 1983, Dr. Hofmann managed the product development and technology transfer activities of Maxwell Laboratories. Dr. Hofmann holds approximately 50 patents and has several others pending. Dr. Hofmann received his doctorate in Physics from the Max-Planck-Institute for Plasma Physics in Germany.

     MARTIN NASH has been the Senior Vice President of Genetronics Biomedical Ltd. since April 1996 and a Director of Genetronics Biomedical Ltd. since July 28, 1997 and Senior Vice President of Genetronics, Inc. since June 1994 and a director of Genetronics, Inc. since April 1996. On June 10, 1999, Martin Nash was appointed Chief Financial Officer and retained his previous title, as well. Prior to joining Genetronics, Inc. in 1994, Mr. Nash was co-founder, Chief Executive Officer and Chief Financial Officer of Cypros Pharmaceutical Corporation (NASDAQ), co-founder of Corvas International, Inc. (NASDAQ), and Vice President of Corporate Development at Synbiotics (NASDAQ). He was also President of Molecular Biosystems, Inc. (NYSE) and held a variety of marketing and business development management positions at Ortho Diagnostics Systems, Inc., a division of Johnson & Johnson, Inc., and at Becton Dickinson & Company. In 1990 Mr. Nash was President of the Association of Biotechnology Companies. Mr. Nash received a Bachelor of Arts and Sciences from Boston College.

     JAMES L. HEPPELL has been a Director of Genetronics Biomedical Ltd. and Genetronics, Inc. since September 1994. Mr. Heppell is a partner at Catalyst Corporate Finance Lawyers and previously of Hanna Heppell Bell & Visosky, both in British Columbia. Mr. Heppell provides corporate finance legal services to technology issuers. His expertise lies in representing biotechnology companies, instructing and carrying out cross-border financings and in dealing with the requirements of all major Canadian exchanges, as well as NASDAQ. Mr. Heppell is also a Director, President and Chief Executive Officer of Mecca Medi-Tech, Inc. and a Director of Sabretooth Holdings, Inc. and the Secretary of Forbes Medi-Tech, Inc., BCY Ventures, Inc. and Response Biomedical Corp. In addition to his L.L.B., Mr. Heppell has a Bachelor of Science degree in Microbiology from the University of British Columbia.

     SUZANNE L. WOOD has been a Director of Genetronics Biomedical Ltd. and Genetronics, Inc. since June 1989. Ms. Wood is a principal of Wood & Associates, a financial and management consulting firm servicing public and private companies since 1982. Her 15 years experience in financial and corporate management include positions as Controller and Director of the Mitek Group of Companies, Vice President and director of Barrington Petroleum Ltd., and Controller of Ice Stations Resources Ltd. Ms. Wood received her Bachelor of Arts from the University of British Columbia, where she also attained three years of post-graduate training. During her employment with Revenue Canada Taxation in the Business Audit Division, she completed four levels of the Certified General Accountants Program. She completed the Canadian Securities course and continues to participate in the Professional Development Program of the Institute of Chartered Accountants.

     STAN YAKATAN has been a Director of Genetronics Biomedical Ltd. and Genetronics, Inc. since July 1997. Mr. Yakatan is currently Chief Executive Officer and Chairman of Quantum Biotechnologies, Inc., a development stage company. Mr. Yakatan is Chairman and managing partner of Katan Associates. From 1994 to 1995, Mr. Yakatan was Chief Executive Officer of Cystar. From 1991 to 1993 Mr. Yakatan was Chairman and Chief Executive Officer of Unisyn Technologies Inc., a development stage biotechnology company. Previously, he was Executive Vice President of New Brunswick Scientific, Inc. and President and Chief Executive Officer of Biosearch, a biotech company previously based out of San Rafael, California, and specializing in the manufacture of DNA and peptide synthesizers, prior to its sale to Millipore. Mr. Yakatan has a Masters degree in Business Administration from the University of Pennsylvania.

     GORDON POLITESKI has been a Director of Genetronics Biomedical Ltd. and Genetronics, Inc. since May 1997. Mr. Politeski is currently Chief Executive Officer and Director of SBL Technologies Medical Laser Group. He is former President and Chief Executive Officer of Harley Street Software, involved in ambulatory ECG monitoring, and is former President and Chief Executive Officer of Nortran Pharmaceuticals, Inc. where he took the company's first drug candidate successfully through a Phase I clinical trial. As founding President and Chief Executive Officer of Biomira, Inc., a cancer diagnostics and therapy company, Mr. Politeski took Biomira from the Alberta Stock Exchange to the Toronto Stock Exchange and subsequently to the NASDAQ. He has also served a President and General Manager for Allergan Pharmaceuticals in opthamology and currently is a Director of Sabretooth Holding, Inc. and a Director, the Chief Financial Officer and Vice President Business Development of BCY Ventures, Inc., a publicly traded venture capital pool company. Mr. Politeski is a graduate of the University of Saskatchewan and the Amos Tuck Executive Program at Dartmouth University.

     WAYNE SCHNARR, Ph.D. has been a Director of Genetronics Biomedical Ltd. and Genetronics, Inc. since September 1997. Dr. Schnarr is currently Vice President and Director of BioCatalyst Yorkton, Inc. of Toronto, a venture management firm which is involved in fostering technological advances in the biotechnology and health care sectors. Previously, Dr. Schnarr has been a Life Sciences Analyst for Yorkton Securities, Inc. of Toronto. His 15 years of experience in the pharmaceutical industry include management experience in research, marketing, and manufacturing with companies such as Canada Packers Chemical Division and Connaught Laboratories. Dr. Schnarr has also been President of Pharma Patch plc, a publicly traded transdermal drug delivery company in Toronto, as well as Research Director for the Canadian Drug Manufacturers Association, which represents the Canadian generic drug industry. Dr. Schnarr is also a Director, Chief Financial Officer, and the Vice President of BCY Ventures, Inc., a publicly traded venture capital pool company. Dr. Schnarr received his B.Sc. in Chemistry from the University of Victoria (B.C.) in 1973 and his Ph.D. in Carbohydrate Chemistry form Queens University (Kingston) in 1977. He subsequently obtained his MBA from York University in Toronto.

BOARD COMMITTEES

     The Audit Committee meets with the Company's independent auditors at least annually to review the results of the annual audit and discuss the financial statements; recommends to the Board the independent auditors to be retained; and receives and considers the auditors' comments (out of the presence of management) as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee is composed of three directors: Suzanne L. Wood (Chairwoman), Gordon Politeski and Stan Yakatan.

     The Compensation Committee makes recommendations based upon management's suggestions regarding the salaries and incentive compensation for officers and key employees and performs such other functions regarding compensation as the Board may delegate. The Compensation Committee is composed of Stan Yakatan (Chair), Gunter A. Hofmann, Gordon J. Politeski and James L. Heppell.

     The Nomination and Corporate Governance Committee identifies and recommends candidates for election to the Board of Directors. It advises the Board of Directors on all matters relating to directorship practices, including the criteria for selecting directors, policies relating to tenure and retirement of directors and compensation and benefit programs for non-employee directors. The Nomination and Corporate Governance Committee also makes recommendations relating to the duties and membership of committees of the Board of Directors, recommends processes to evaluate the performance and contributions of individual directors and the Board of Directors as a whole and approves procedures designed to provide that adequate orientation and training are provided to new member of the Board of Directors and consults with the Chief Executive Officer in her process of recruiting new directors and assists in locating senior management personnel and selecting members for the scientific advisory board. The Nomination and Corporate Governance Committee has developed a policy to govern the Company's approach to corporate governance issues and provides a forum for concerns of individual directors about matters not easily or readily discussed in a full board meeting, e.g., the performance of management. The Nomination and Corporate Governance Committee is composed of Wayne Schnarr (Chairman), James L. Heppell, Suzanne L. Wood, Stan Yakatan, Gordon J. Politeski.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation of each of the named executive officers of the Company for the last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                                 ANNUAL COMPENSATION        COMPENSATION
                                                ---------------------      ---------------
                                                                             SECURITIES
                                        YEAR      SALARY        BONUS        UNDERLYING        ALL OTHER
     NAME AND PRINCIPAL POSITION         (1)        ($)          ($)       OPTIONS/SARS(3)   COMPENSATION(4)
--------------------------------------  ----    ----------     ------      ---------------   ---------------
Gunter A. Hoffman                       1999     179,785       35,200          135,200          14,083
Chairman, and Chief Scientific Officer  1998     179,445          -0-           25,000          13,383
                                        1997     160,539       32,000          105,000           7,090

Lois J. Crandell                        1999     179,990       43,125          143,125          14,021
Director, President and CEO             1998     174,997          -0-           65,000          13,217
                                        1997     149,688       37,500          100,000          12,230

Martin Nash                             1999     140,573       27,200          127,200           7,520
Director, Senior Vice President(2)      1998     134,118          -0-           25,000(5)       12,181
                                        1997     115,000       23,000           97,000          11,957

----------
(1) For 1998 and 1999, the fiscal year ended March 31. For 1997, the fiscal year ended February 28.
(2) On June 10, 1999 Martin Nash was appointed Chief Financial Officer of the Company.
(3) The Company does not have Stock Appreciation Rights. All noted securities are options.
(4) The noted Other Compensation includes cash contributions made by the Company to purchase, on the open market, common shares in the Company for the named executives' 401(k) accounts. Also included are amounts paid for life insurance premiums and that portion of automobile leases attributed to business use and, for Lois Crandell, amounts paid for disability insurance premiums.
(5) An additional grant of 25,000 options, the exercise of which was contingent upon the occurrence of a future event, was cancelled in the last completed fiscal year. This grant is not included in the Summary Compensation Table.


OPTION/SAR GRANTS TABLE

     The following table sets out stock options and stock appreciation rights granted to each Named Executive Officer during the fiscal year of the Company ended March 31, 1999:

                                                                                                POTENTIAL REALIZABLE
                                                                                                  VALUE AT ASSUMED
                                   NUMBER OF        % OF TOTAL      EXERCISE                    ANNUAL RATES OF STOCK
                                   SECURITIES      OPTIONS/SARS      OR BASE                   PRICE APPRECIATION FOR
                                   UNDERLYING       GRANTED TO        PRICE                          OPTION TERM
                                  OPTIONS/SARS     EMPLOYEES IN      (CDN$/      EXPIRATION    ----------------------
             NAME                GRANTED (#)(1)     FISCAL YEAR     SECURITY)       DATE         5% ($)       10% ($)
------------------------         --------------    ------------     ---------    ----------    ---------    ---------
Gunter A. Hofmann, Ph.D.              35,200            12%           $3.74       July 7/03      $69,450    $110,528
                                     100,000                          $4.45      Oct. 19/03      133,100     260,000
Lois J. Crandell                      43,125            12%           $3.74       July 7/03       85,086     135,413
                                     100,000                          $4.45      Oct. 19/03      133,100     260,000
Martin Nash                           27,200            11%           $3.40       July 7/08      105,808     208,866
                                     100,000                          $4.05      Oct. 14/08      333,000     728,000

----------
(1) The Company does not have Stock Appreciation Rights. All noted securities are options.


AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

     The following table sets forth information concerning each exercise of stock options or tandem SARs and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs, provided on an aggregated basis:

                                                                             NUMBER OF
                                                                            SECURITIES
                                                                            UNDERLYING         VALUE OF UNEXERCISED
                                                                            UNEXERCISED            IN-THE-MONEY
                                                                          OPTIONS/SARS AT     OPTIONS/SARS AT FISCAL
                                     SECURITIES                           FISCAL YEAR END        YEAR-END (CDN$)
                                    ACQUIRED ON                          (#) EXERCISABLE/          EXERCISABLE/
    NAME OF EXECUTIVE OFFICER       EXERCISE(#)     VALUE REALIZED($)    UNEXERCISABLE(1)       UNEXERCISABLE($)(5)
--------------------------------    -----------     -----------------    ----------------     ----------------------
Gunter A. Hofmann, Ph.D.                -0-                N/A              435,200(2)               $837,292
                                                                          360,200/75,000         $799,792/37,500
Lois J. Crandell                        -0-                N/A              428,125(3)               $628,331
                                                                          353,125/75,000         $590,831/37,500
Martin Nash                             -0-                N/A              249,200(4)               $321,460
                                                                          174,200/75,000         $253,960/67,500

----------
(1) The Company does not have Stock Appreciation Rights. All noted securities are options.

(2) 150,000 options with an exercise price of CDN$1.25; 20,000 options with an exercise price of CDN$2.31; 35,000 options with an exercise price of CDN$3.42; 25,000 options with an exercise price of CDN$4.24; 45,000 options with an exercise price of CDN$4.62; 25,000 options with an exercise price of CDN$2.92; 35,200 options with an exercise price of CDN$3.74; and 100,000 options with an exercise price of CDN$4.45.

(3) 100,000 options with an exercise price of CDN$1.25; 20,000 options with an exercise price of CDN$2.31; 40,000 options with an exercise price of CDN$4.24; 60,000 options with an exercise price of CDN$4.62; 40,000 options with an exercise price of CDN$4.84; 25,000 options with an exercise price of CDN$2.92; 43,125 options with an exercise price of CDN$3.74; and $100,000 options with an exercise price of CDN$4.45.

(4) 20,000 options with an exercise price of CDN$2.00; 7,000 options with an exercise price of CDN$3.30; 25,000 options with an exercise price of CDN$3.85; 45,000 options with an exercise price of CDN$4.20; 25,000 options with an exercise price of CDN$2.65; 27,200 options with an exercise price of CDN$3.40; 100,000 options with an exercise price of CDN$4.05.

(5) The closing price of the company's common shares on the TSE was CDN$4.95 on March 31, 1999. This price was used in the calculations reported in the column "Value of Unexercised In-the-Money Options/SARs at Fiscal Year-end (CDN$) Exercisable/Unexercisable."


COMPENSATION OF DIRECTORS

     Outside directors of the Company are paid a fee of $1,000 per day for each board or committee meeting a director attends in person; a director participating telephonically is paid $500 per day for each such meeting. In addition, each of the outside directors generally receives an annual grant of an option to purchase the Company's common shares. In the last completed fiscal year, each outside director was granted an option to purchase 25,000 shares of the Company's common stock at CDN$ 5.70 per share. Inside directors do not receive separate compensation for their participation in board or committee meetings. The Company pays all reasonable expenses associated with directors' attendance at, and participation in, board and committee meetings, and other Company business to which a director attends.

     As described in Note 14 to the Financial Statements, the Company paid legal fees to the Law Firm of Catalyst corporate Finance Lawyers in Vancouver, British Columbia, Canada, in the amount of US $93,778 in the year ended March 31, 1999. James L. Heppell, a partner of that law firm, is a Director of the Company. The Company also paid accounting and administrative fees to Wood & Associates of Vancouver, British Columbia,

Canada, in the amount of US $26,735 in the year ended March 31,1999. Suzanne Wood, the Principal of Wood & Associates, is a Director of the Company. For the year ended March 31, 1999, the Company paid US $114,900 to a company where one of the principals is an officer of the Company's French subsidiary.

     In the fiscal year ended March 31, 1999, the Company paid $1,500 to Stan Yakatan, a Director of the Company, for consulting services with respect to its BTX Division. The Company also sold research-use equipment to Quanum Biotechnologies, Inc., a company in which Mr. Takatan is the Chief Executive Officer and Chairman of the Board, at the customary price the Company sells the same or similar equipment to other similarly situated purchasers.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     In January 1995, the Company entered into an employment agreement with Lois
J. Crandell, the Company's President and Chief Executive Officer, such employment agreement has a one year term with automatic renewal unless 60 days prior notice is provided. Such agreement was amended January 9,1996, March 1, 1997 and January 15, 1999 and pursuant to an amendment, Ms. Crandell receives an annual salary of $220,000. Ms. Crandell is also eligible to receive an annual bonus of up to 25% of her annual salary, payable within 90 days of the end of the Company's fiscal year and the Company agreed to provide Ms. Crandell with life insurance in the amount of $500,000.

     In January 1995, the Company entered into an employment agreement with Gunter A. Hofmann, Ph.D., the Company's Chief Scientific Officer and such employment agreement has a one year term with automatic renewal unless 60 days prior notice is provided. Such agreement was amended on January 9, 1996, March 1, 1997 and January 15, 1999 and pursuant to an amendment, Dr. Hofmann receives an annual salary of $200,000. Dr. Hofmann is also eligible to receive an annual bonus of up to 20% of his annual salary, payable within 90 days of the end of the Company's fiscal year and the Company agreed to provide Dr. Hofmann with life insurance in the amount of $500,000.

     In January 1995, the Company entered into an employment agreement with Martin Nash, the Company's Senior Vice President. Mr. Nash was also appointed as the Company's Chief Financial Officer on June 10, 1999. Mr. Nash's employment agreement has a one year term with automatic renewal unless 60 days prior notice is provided.. Such agreement was amended on January 9, 1996, March 1, 1997 and January 15, 1999 and pursuant to an amendment, Mr. Nash receives an annual salary of $165,000. Mr. Nash is also eligible to receive an annual bonus of up to 20% of his annual salary, payable within 90 days of the end of the Company's fiscal year.

     Upon termination of either Dr. Hofmann's employment, Ms. Crandell's employment, or Mr. Nash's employment for the following reasons; (i) the Company decides not to renew the employment agreement, (ii) the Company terminates the employee or (iii) if without written consent of the employee, the Company changes the employee's duties or responsibilities and the employee terminates his or her employment with 6 months written notice, then the Company must pay to the employee 2 months of his or her annual salary for each full year of service, such payment to be for no shorter time period than for 6 months and the employee shall be entitled to all other benefits that he or she would have been entitled to as an employee. In addition, pursuant to the terms of the employment agreements between the Company and Dr. Hofmann, Ms. Crandell and Mr. Nash, in recognition of the fact that the employees require the use of a car in the performance of their duties, the Company pays the portion of the lease payment, the insurance, maintenance, and repair costs associated with business usage of a car for the employees' sole use.

REPRICING OF OPTIONS/SARS

     The Company did not adjust or amend the exercise price of stock options or SARs previously awarded to the named executive officers at any time during the last completed fiscal year. The Company does not have SARs.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee is responsible for determining the compensation of the executive officers of the Company. The members of the Compensation Committee during the last ended fiscal year are Stan Yakatan

(Chair), Gunter A. Hofmann, Gordon J. Politeski, and James L. Heppell. Gunter Hofmann was the Chief Scientific Officer of the Company during the fiscal year.


BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The compensation programs of the Company are designed to reward performance and to be competitive with the compensation agreements of other biomedical companies. The Compensation Committee of the Board of Directors of the Company evaluates each executive officer position to establish skill requirements and levels of responsibility. The Compensation Committee, after referring to information from other corporations and public data, determines the compensation for the executive officers.

     Objectives

     The primary objectives of the Company's executive compensation program are to enable the Company to attract, motivate and retain qualified individuals and to align their success with that of the Company's shareholders through the achievement of strategic corporate objectives and the creation of shareholder value. The level of compensation paid to each executive is based on the executive's overall experience, responsibility and performance. Executive officer compensation is composed of salary, bonuses and the opportunity to receive options granted under the Plan.

     Salary

     Salary ranges are determined following a review of the market data for similar positions in corporations of a comparable size and type of operations to the Company. The salary for each executive officer is largely determined by the terms of the officer's employment agreement with the Company.

     Bonuses

     The Company may provide annual incentive compensation to the executive officers through bonus arrangements. Awards are contingent upon the achievement of corporate and individual objectives determined by the Compensation Committee.

     Stock Option Plan

     The executive officers may be granted incentive stock options or non-incentive stock options under the Plan.

     Compensation of President and Chief Executive Officer

     The Committee considers with particular care the compensation of the Company's Chief Executive Officer, and recommends such compensation for Board approval. Lois J. Crandell was the Company's President and Chief Executive Officer for the year ended March 31, 1999. Ms. Crandell's compensation was increased in January of 1999 from $172,500 to $220,000. Ms. Crandell received a bonus of $43,125 in the year ended March 31, 1999 compared to no bonus in 1998. Such increases in salary and bonus were based upon progress in achieving certain of the Company's milestones, including the Ethicon, Inc. licensing deal in October 1998.

                                        COMPENSATION COMMITTEE

                                        Stan Yakatan (Chair)
                                        Gunter A. Hofmann
                                        Gordon J. Politeski
                                        James L. Heppell.


PERFORMANCE GRAPH

     The following graph compares the cumulative total stockholder return on the Company's Common Stock as listed on the Toronto Stock Exchange to two indices: the S&P Super Cap Biotechnology Index and the AMEX Composite Index. The total return for each of the Company's stock, the AMEX Composite Index and the S&P Super Cap Biotechnology Index assumes the reinvestment of dividends, although dividends have never been declared on the Company's Common Stock. The S&P Super Cap Biotechnology Index tracks the aggregate price performance of 16 biotechnology firms on the S&P Super Cap Index, such index began on July 1, 1996. The AMEX Composite Index tracks the aggregate price performance of equity securities of 300 of the largest traded companies in Canada, such index began on December 29, 1995. On December 8, 1998, the Company listed its stock on the American Stock Exchange. Since the Company's stock has been listed on the Toronto Stock Exchange for a longer time, the following comparisons were prepared using the Toronto Stock Exchange since they are more meaningful to stockholders.

                            COMPARISON OF CUMULATIVE
                           TOTAL RETURN ON INVESTMENT

                          Genetronics              AMEX Index
          Date           Indexed Price            Indexed Price
        -------          -------------            -------------
         Dec-95             $100.00                  $100.00
         Dec-96              190.91                   104.06
         Dec-97              140.91                   124.47
         Dec-98              229.55                   125.57

                          Genetronics           S&P Biotechnology
          Date           Indexed Price            Indexed Price
        -------          -------------            -------------
        Dec-95              $100.00                  $100.00
        Dec-96                73.81                    95.67
        Dec-98               120.24                   159.29

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of May 28, 1999 with respect to (i) each stockholder known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding common stock of the Company, (ii) each director, (iii) each Named Executive Officer and (iv) all directors and Named Executive Officers of the Company as a group. Except as set forth below, each of the named persons and members of the group has sole voting and investment power with respect to the shares shown.

-------------------------------------------------------------- -------------------------------- -----------------------
                                                                    Amount and Nature of
                                                               Beneficial Ownership of Common    Percent of Class of
Beneficial Owner of Common Stock(1)                                       Stock(2)                 Common Stock(2)
-------------------------------------------------------------- -------------------------------- -----------------------
Johnson & Johnson Development Corporation
One Johnson & Johnson
Plaza, New Brunswick, New Jersey                                        2,242,611                          10.4%
-------------------------------------------------------------- -------------------------------- -----------------------
Gunter A. Hofmann                                                       3,788,175(3)                       16.9%
-------------------------------------------------------------- -------------------------------- -----------------------
Lois J. Crandell                                                        3,788,175(4)                       16.9%
-------------------------------------------------------------- -------------------------------- -----------------------
Martin Nash                                                               554,661(5)                        2.6%
-------------------------------------------------------------- -------------------------------- -----------------------
James L. Heppell                                                          150,500(6)                           *
-------------------------------------------------------------- -------------------------------- -----------------------
Suzanne L. Wood                                                           120,000(7)                           *
-------------------------------------------------------------- -------------------------------- -----------------------
Stan Yakatan                                                              266,400(8)                        1.2%
-------------------------------------------------------------- -------------------------------- -----------------------
Wayne Schnarr                                                              85,000(9)                           *
-------------------------------------------------------------- -------------------------------- -----------------------
Gordon Politeski                                                           85,000(10)                          *
-------------------------------------------------------------- -------------------------------- -----------------------
All Executive Officers and Directors as a group (11) persons            5,049,736                          23.3%
-------------------------------------------------------------- -------------------------------- -----------------------

------------------
*    less than 1%

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedule 13Ds filed with the Securities and Exchange Commission (the "Commission"). Except as shown otherwise in the table, the address of each stockholder listed is in care of the Company at 1119 Sorrento Valley Rd., San Diego, California 92121.

(2) Except as otherwise indicated in the footnotes of this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants exercisable within 60 days of May 28, 1999 are deemed outstanding for computing the percentage of the person or entity holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentage of beneficial ownership is based upon 21,666,266 shares of the Company's Common Stock outstanding as of May 28, 1999.

(3) Includes 360,200 shares of Common Stock issuable pursuant to options exercisable within 60 days of May 28, 1998. Also includes 1,012,276 shares owned by Lois J. Crandell, Dr. Hofmann's wife. Dr. Hofmann disclaims beneficial ownership of Ms. Crandell's shares.

(4) Includes 353,125 shares of Common Stock issuable pursuant to options exercisable within 60 days of May 28, 1998. Also included 2,775,899 shares owned by Gunter A Hofmann, Ms. Crandell's husband. Ms. Crandell disclaims beneficial ownership of Dr. Hofmann's shares.

(5) Includes 174,200 shares of Common Stock issuable pursuant to options exercisable within 60 days of May 28, 1998

(6) Includes 120,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of May 28, 1998, 10,000 shares owned by Mr. Heppell's wife, in which he disclaims beneficial ownership, 1,000 shares owned by Free Spirit Investment Ltd., which is owned 50% by Mr. Heppell and 50% by his wife and 200 shares owned by Full Moon Law Corporation, which is also owned 50% by Mr. Heppell and 50% by his wife

(7) Includes 100,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of May 28, 1998

(8) Includes 156,400 shares of Common Stock issuable pursuant to options exercisable within 60 days of May 28, 1998

(9) Includes 85,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of May 28, 1998

(10) Includes 85,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of May 28, 1998

(11) Includes 331,994 shares of Common Stock issuable pursuant to options exercisable within 60 days of May 28, 1998


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As described in Note 14 to the Financial Statements, the Company paid legal fees to the Law Firm of Catalyst corporate Finance Lawyers in Vancouver, British Columbia, Canada, in the amount of US $93,778 in the year ended March 31, 1999. James L. Heppell, a partner of that law firm, is a Director of the Company.

     The Company also paid accounting and administrative fees to Wood & Associates of Vancouver, British Columbia, Canada, in the amount of US $26,735 in the year ended March 31,1999. Suzanne Wood, the Principal of Wood & Associates, is a Director of the Company. For the year ended March 31, 1999, the Company paid US $114,900 to a company where one of the principals is an officer of the Company's French subsidiary.

     In the fiscal year ended March 31, 1999, the Company paid $1,500 to Stan Yakatan, a Director of the Company for consulting services with respect to its BTX Division. The Company also sold research-use equipment to Quanum Biotechnologies, Inc., a company in which Mr. Yakatan is the Chief Executive Officer and Chairman of the Board, at the customary price the Company sells the same or similar equipment to other similarly situated purchasers.

     Three individuals among the Company's officers and directors are related. Lois Crandell (President, Chief Executive Officer and Director) and Gunter Hofmann (Chairman and Chief Scientific Officer) are married. In addition, Markus Hofmann (currently Controller) is the son of Gunter Hofmann and the stepson of Lois Crandell. Except for these three individuals there are no family relationships among officers or directors and employees.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

     (a)(1) Index to Financial Statements

     The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

                                                                                                 PAGE
                                                                                                 ----
Report of Ernst & Young LLP, Independent Auditors............................................... F-1
Consolidated Balance Sheets as of March 31, 1999 and March 31, 1998............................. F-2
Consolidated Statements of Loss and Deficit for the periods ended March 31, 1999, March 31, 1998 and February 28, 1997...................................................................... F-3
Consolidated Statements of Changes in Financial Position for the periods ended March 31, 1999,
     March 31, 1998, and February 28, 1997...................................................... F-4
Notes to Consolidated Financial Statements...................................................... F-5

     (a)(2) Index to Financial Statement Schedules

     All schedules are omitted because they are not required, are not applicable, or the information is included in the Financial Statements or Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

     (a)(3) Index to Exhibits

          See Index to Exhibits beginning on page 26.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of the period covered by this report.


     The following management compensatory plans and arrangements are required to be filed as exhibits to this Report on Form 10-K pursuant to Item 14(c):

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
 3.1   Articles of Incorporation.(1)

 3.2   Bylaws.(1)

10.2   1995 Incentive Stock Option Plan (the "1995 Plan").(1)

10     Form of Nonstatutory Stock Option Agreement of Company pursuant to the 1995
       Plan.(1)

10.4   Form of Incentive Stock Option Agreement of Company pursuant to the 1995
       Plan.(1)

10.5   Amended 1997 Incentive Stock Option Plan (the "Amended 1997 Plan").(1)

10.6   Form of Nonstatutory Stock Option Agreement of Company pursuant to the
       Amended 1997 Plan.(1)

10.4   Form of Incentive Stock Option Agreement of Company pursuant to the Amended
       1997 Plan.(1)

10.5   Employment agreement dated January 9, 1995, Amendment No. 1 dated January 9,
       1996 and Amendment No. 2 dated March 1, 1997 between the Company and Lois
       Crandell.(1)

10.6   Employment agreement dated January 9, 1995, Amendment No. 1 dated January 9,
       1996 and Amendment No. 2 dated March 1, 1997 between the Company and
       Gunter A. Hofmann, Ph.D.(1)

10.7   Employment agreement dated January 9, 1995, Amendment No. 1 dated January 9,
       1996 and Amendment No. 2 dated March 1, 1997 between the Company and
       Martin Nash.(1)

10.8   Amendment Number 3 dated January 15, 1999 to Employment Agreement dated
       January 9, 1995, as amended, between the Company and Lois Crandell.

10.9   Amendment Number 3 dated January 15, 1999 to Employment Agreement dated
       January 9, 1995, as amended between the Company and Gunter A. Hofmann,
       Ph.D.

10.10  Amendment Number 3 dated January 15, 1999 to Employment Agreement dated
       January 9, 1995, as amended, between the Company and Martin Nash.

10.11  401(k) Defined Contribution Plan of Company.(1)

10.12 Lease (sublease) between the Company (as sub-leasee), Genix Botek, Inc. (as lessee) and Olen Property Corp (as landlord) dated April 7, 1998.(1)

10.13 Stock Purchase Agreement dated October 6, 1998 by and between the Company and Johnson & Johnson Development Corporation

21.1   Subsidiaries of the Registrant

23.1   Consent of Ernst & Young, Independent Auditors.

24.1   Power of Attorney. Reference is made to page 47

27.1   Financial Data Schedule

----------
(1) Incorporated by reference from the Form 20-F for the period ended February 28, 1998.

                                    SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, County of San Diego, State of California, on the 29th day of June, 1999.

                                       GENETRONICS BIOMEDICAL LTD.



                                       By:  /s/ LOIS J. CRANDELL
                                            ------------------------------------
                                            Lois J. Crandell
                                            President,
                                            Chief Executive Officer and Director

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lois J. Crandell and Martin Nash, or any of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                     NAME                                           POSITION                            DATE
       -------------------------------           ---------------------------------------------      -------------
     /s/ GUNTER A. HOFMANN                       Chairman of the Board                              June 29, 1999
---------------------------
Gunter A. Hofmann


     /s/ LOIS J. CRANDELL                        President, Chief Executive Officer, and            June 29, 1999
---------------------------                      Director (Principal Executive Officer)
Lois J. Crandell


     /s/ MARTIN NASH                             Senior Vice President, Chief Financial             June 29, 1999
---------------------------                      Officer, and Director (Principal Financial and
Martin Nash                                      Accounting Officer)


  /s/ JAMES L. HEPPELL                           Director                                           June 29, 1999
---------------------------
James L. Heppell


                                                 Director                                           June   , 1999
---------------------------
Gordon Politeski


                                                 Director                                           June   , 1999
---------------------------
Wayne Schnarr


     /s/ STAN YAKATAN                            Director                                           June 29, 1999
---------------------------
Stan Yakatan


     /s/ SUZANNE L. WOOD                         Director                                           June 29, 1999
---------------------------
Suzanne L. Wood


                                 EXHIBIT INDEX


EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
 3.1   Articles of Incorporation.(1)

 3.2   Bylaws.(1)

10.2   1995 Incentive Stock Option Plan (the "1995 Plan").(1)

10.3   Form of Nonstatutory Stock Option Agreement of Company pursuant to the 1995
       Plan.(1)

10.4   Form of Incentive Stock Option Agreement of Company pursuant to the 1995
       Plan.(1)

10.5   Amended 1997 Incentive Stock Option Plan (the "Amended 1997 Plan").(1)

10.6   Form of Nonstatutory Stock Option Agreement of Company pursuant to the
       Amended 1997 Plan.(1)

10.4   Form of Incentive Stock Option Agreement of Company pursuant to the Amended
       1997 Plan.(1)

10.5   Employment agreement dated January 9, 1995, Amendment No. 1 dated January 9,
       1996 and Amendment No. 2 dated March 1, 1997 between the Company and Lois
       Crandell.(1)

10.6   Employment agreement dated January 9, 1995, Amendment No. 1 dated January 9,
       1996 and Amendment No. 2 dated March 1, 1997 between the Company and
       Gunter A. Hofmann, Ph.D.(1)

10.7   Employment agreement dated January 9, 1995, Amendment No. 1 dated January 9,
       1996 and Amendment No. 2 dated March 1, 1997 between the Company and
       Martin Nash. (1)

10.8   Amendment Number 3 dated January 15, 1999 to Employment Agreement dated
       January 9, 1995, as amended, between the Company and Lois Crandell.

10.9   Amendment Number 3 dated January 15, 1999 to Employment Agreement dated
       January 9, 1995, as amended between the Company and Gunter A. Hofmann,
       Ph.D.

10.10  Amendment Number 3 dated January 15, 1999 to Employment Agreement dated
       January 9, 1995, as amended, between the Company and Martin Nash.

10.11  401(k) Defined Contribution Plan of Company.(1)

10.12 Lease (sublease) between the Company (as sub-leasee), Genix Botek, Inc. (as lessee) and Olen Property Corp (as landlord) dated April 7, 1998.(1)

10.13 Stock Purchase Agreement dated October 6, 1998 by and between the Company and Johnson & Johnson Development Corporation.

21.1   Subsidiaries of the Registrant.

23.1   Consent of Ernst & Young, Independent Auditors.

24.1   Power of Attorney. Reference is made to page 47.

27.1   Financial Data Schedule.

----------
(1) Incorporated by reference from the Form 20-F for the period ended February 28, 1998.

                                AUDITORS' REPORT



To the Directors of
GENETRONICS BIOMEDICAL LTD.

We have audited the consolidated balance sheets of GENETRONICS BIOMEDICAL LTD. as at March 31, 1999 and 1998 and the consolidated statements of loss and deficit and changes in financial position for the twelve month, thirteen month and twelve month periods ended March 31, 1999 and 1998 and February 28, 1997, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 1999 and 1998, and the results of its operations and the changes in its financial position for the twelve month, thirteen month and twelve month periods ended March 31, 1999 and 1998 and February 28, 1997, respectively, in accordance with accounting principles generally accepted in Canada. As required by the Company Act (British Columbia), we report that, in our opinion, these principles have been applied on a consistent basis.



Vancouver, Canada,
May 3, 1999 [except for note 16
which is as of June 10, 1999].                             Chartered Accountants

GENETRONICS BIOMEDICAL LTD.
Incorporated under the laws of British Columbia

                           CONSOLIDATED BALANCE SHEETS


As at March 31                                                (In U.S. dollars)

                                                      1999                1998
                                                        $                   $
                                                 -----------        -----------
ASSETS
CURRENT
Cash and cash equivalents                          6,189,284          6,521,990
Accounts receivable, net of allowance for
   uncollectible accounts of $19,685
   [1998 - $36,500] [note 3]                         776,648            503,727
Inventories [note 4]                                 655,906            395,090
Prepaid expenses and other                             6,095              4,954
                                                 -----------        -----------
TOTAL CURRENT ASSETS                               7,627,933          7,425,761
                                                 -----------        -----------
Fixed assets [note 5]                              1,177,393          1,035,314
Other assets [note 6]                              1,002,318            781,812
                                                 -----------        -----------
                                                   9,807,644          9,242,887
                                                 ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued expenses [note 7]     1,377,443            972,537
Current portion of obligations under
   capital leases [note 9]                            45,892             20,349
                                                 -----------        -----------
TOTAL CURRENT LIABILITIES                          1,423,335            992,886
                                                 -----------        -----------
Obligations under capital leases [note 9]            118,384             78,061
Deferred rent                                          9,564             23,909
                                                 -----------        -----------
TOTAL LIABILITIES                                  1,551,283          1,094,856
                                                 -----------        -----------
Commitments and contingencies [note 9]
SHAREHOLDERS' EQUITY
Share capital [note 8]                            28,357,863         21,562,402
Cumulative translation adjustment                   (103,001)           (19,707)
Deficit                                          (19,998,501)       (13,394,664)
                                                 -----------        -----------
TOTAL SHAREHOLDERS' EQUITY                         8,256,361          8,148,031
                                                 -----------        -----------
                                                   9,807,644          9,242,887
                                                 ===========        ===========

See accompanying notes

On behalf of the Board:


                                    Director                      Director

                                      F-2.

GENETRONICS BIOMEDICAL LTD.


                           CONSOLIDATED STATEMENTS OF
                                LOSS AND DEFICIT

                                                                                (In U.S. dollars)

                                                                      THIRTEEN
                                                  YEAR ENDED        MONTHS ENDED        YEAR ENDED
                                                   MARCH 31           MARCH 31          FEBRUARY 28
                                                     1999               1998               1997
                                                       $                  $                  $
                                                 -----------       -------------       ------------
REVENUE
Net sales [note 3]                                 3,434,105         3,097,198          3,040,734
License fee and milestone payments                 4,500,000                --                 --
Grant funding                                        354,135           128,069             38,856
Revenues under collaborative research
   and development arrangements                       33,048             6,025              8,583
Interest income                                      300,911           427,498             71,206
                                                 -----------       -----------         ----------
                                                   8,622,199         3,658,790          3,159,379
                                                 -----------       -----------         ----------

EXPENSES
Cost of sales                                      1,638,635         1,427,285          1,277,240
Research and development [note 10]                 8,086,959         5,637,955          2,200,464
Selling, general and administrative                5,481,051         4,172,246          2,657,821
Interest expense                                      19,391            17,970             18,464
                                                 -----------       -----------         ----------
                                                  15,226,036        11,255,456          6,153,989
                                                 -----------       -----------         ----------
NET LOSS FOR THE PERIOD                           (6,603,837)       (7,596,666)        (2,994,610)

Deficit, beginning of period                     (13,394,664)       (5,797,998)        (2,803,388)
                                                 -----------       -----------         ----------
DEFICIT, END OF PERIOD                           (19,998,501)      (13,394,664)        (5,797,998)
                                                 ===========       ===========         ==========

LOSS PER COMMON SHARE                                  (0.33)            (0.43)             (0.24)
                                                 ===========       ===========         ==========


See accompanying notes

                                      F-3.

GENETRONICS BIOMEDICAL LTD.


                           CONSOLIDATED STATEMENTS OF
                          CHANGES IN FINANCIAL POSITION

                                                                                (In U.S. dollars)

                                                                      THIRTEEN
                                                  YEAR ENDED        MONTHS ENDED        YEAR ENDED
                                                   MARCH 31           MARCH 31          FEBRUARY 28
                                                     1999               1998               1997
                                                       $                  $                  $
                                                   ---------        ----------         ------------
OPERATING ACTIVITIES
Net loss for the period                           (6,603,837)       (7,596,666)        (2,994,610)
Items not involving cash:
   Depreciation and amortization                     410,268           246,258            165,542
   Loss on disposal of capital assets                 18,986                --                 --
Changes in non-cash working capital items:
   Accounts receivable                              (272,921)          237,390           (223,460)
   Inventories                                      (260,816)           (2,372)            34,210
   Prepaid expenses and other                         (1,141)             (815)             3,926
   Accounts payable and accrued expenses             404,906           329,206             72,271
   Amount payable, joint venturer                         --                --            (65,541)
   Deferred rent                                     (14,345)           (1,196)            17,212
                                                   ---------        ----------         ------------
CASH USED IN OPERATING ACTIVITIES                 (6,318,900)       (6,788,195)        (2,990,450)
                                                  ----------        ----------         ----------

INVESTING ACTIVITIES
Purchase of capital assets                          (504,068)         (575,153)          (436,716)
Decrease (increase) in other assets                 (287,771)         (304,683)          (225,116)
                                                  ----------        ----------         ----------
CASH USED IN INVESTING ACTIVITIES                   (791,839)         (879,836)          (661,832)
                                                  ==========        ==========         ==========

FINANCING ACTIVITIES
Increase in notes payable                                 --                --            500,000
Repayment of notes payable                                --                --           (500,000)
Obligations under capital leases                      89,882            21,466             98,391
Payments on obligations under capital leases         (24,016)          (18,549)           (17,762)
Issuance of common shares on exercise of
   Special Warrants                                       --        (2,346,485)                --
Proceeds from issuance of Special Warrants - net          --                --          2,346,485
Proceeds from issuance of common shares - net      6,795,461        14,679,621            383,284
                                                   ---------        ----------            -------
CASH PROVIDED BY FINANCING ACTIVITIES              6,861,327        12,336,053          2,810,398
                                                  ==========        ==========         ==========

Effect of exchange rate changes on cash              (83,294)           14,361              3,136
                                                  ----------        ----------         ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (332,706)        4,682,383           (838,748)
Cash and cash equivalents, beginning of period     6,521,990         1,839,607          2,678,355
                                                  ----------        ----------         ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD           6,189,284         6,521,990          1,839,607
                                                  ==========        ==========         ==========


See accompanying notes

                                      F-4.

1.   NATURE OF BUSINESS

Genetronics Biomedical Ltd. carries out its business through its wholly-owned subsidiaries, Genetronics, Inc. and Genetronics S.A. Through its BTX Instrument Division, the Company develops, manufactures, and markets electroporation instrumentation and accessories used by scientists and researchers to perform genetic engineering techniques, such as cell fusion, gene transfer, cell membrane research and genetic mapping in research laboratories worldwide. Through its Drug Delivery Division, the Company is developing drug delivery systems which are designed to use electroporation to enhance drug or gene delivery in the areas of oncology, dermatology, gene therapy, cardiology and transdermal drug delivery.

The Company has financed its cash requirements primarily from share issuances, payments from collaborators and government grants. The Company's ability to realize the carrying value of its assets is dependent on successfully bringing its technologies to the market and achieving future profitable operations, the outcome of which cannot be predicted at this time. It will be necessary for the Company to raise additional funds for the continuing development of its technologies.


2.   ACCOUNTING POLICIES

The Company prepares its accounts in accordance with accounting principles generally accepted in Canada. A reconciliation of amounts presented in accordance with United States accounting principles is detailed in note 15. Because a precise determination of many assets and liabilities depends on future events, the preparation of financial statements necessarily involves the use of management's estimates and approximations. Actual results could differ from those estimates.

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.


CONSOLIDATION

These consolidated financial statements include the accounts of Genetronics Biomedical Ltd. and its wholly-owned subsidiary, Genetronics, Inc., a private company incorporated in the state of California, USA and Genetronics S.A., a wholly owned subsidiary of Genetronics, Inc., a company incorporated in France. The Company's 50% investment in a joint venture has been accounted for using proportionate consolidation to October 15, 1996 [see note 10].

                                      F-5.

2.   ACCOUNTING POLICIES (CONT'D.)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of 90 days or less, when purchased, to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

CAPITAL ASSETS

Fixed assets are stated at cost and depreciated over the estimated useful lives of the assets (five to seven years) using the straight-line method. Leasehold improvements and equipment under capital leases are being amortized over the shorter of the estimated useful lives of the assets or the term of the lease.

Patents are recorded at cost and amortized on the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Cost is comprised of the consideration paid for patents and related legal costs. If management determines that development of products to which patent costs relate is not reasonably certain or that costs exceed recoverable value, such costs are charged to operations.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) and replacement cost for raw materials and net realizable value for finished goods and work in process.

FINANCIAL INSTRUMENTS

The fair values of the financial instruments approximates their carrying value except as otherwise disclosed in the financial statements.

                                      F-6.

2.   ACCOUNTING POLICIES (CONT'D.)

ADVERTISING COSTS

Advertising costs are expensed as incurred.

REVENUE RECOGNITION

Sales are recognized upon shipment of products. Revenue from licensing arrangements are recognized when all the criteria in the agreement has been fulfilled.

Revenues under collaborative research and development arrangements are not refundable if research efforts are unsuccessful, and, accordingly, are recorded as revenue as development activities are performed and expensed.

LOSS PER COMMON SHARE

Loss per common share has been calculated using the weighted average number of common shares outstanding during the period. Fully diluted loss per share has not been presented as the outstanding options and warrants are anti-dilutive.

INCOME TAXES

The Company uses the deferral method of income tax allocation in accounting for income taxes.

RESEARCH AND DEVELOPMENT

Research costs are expensed in the period incurred. Development costs are expensed in the period incurred unless the Company believes a development project meets generally accepted accounting criteria for deferral and amortization. No development costs have been deferred to date.

                                      F-7.

2.   ACCOUNTING POLICIES (CONT'D.)

FOREIGN CURRENCY TRANSLATION

The U.S. dollar is used as the reporting currency in these consolidated financial statements. However, the non-consolidated accounts of the Company are measured using the Canadian dollar as its functional currency. Assets and liabilities of the Company are translated into U.S. dollars using current exchange rates in effect at the balance sheet date and revenue and expense accounts are translated using the weighted average exchange rate during the period. Gains and losses resulting from this process are recorded in shareholders' equity as an adjustment to the cumulative translation account.

The accounts of the Company's U.S. subsidiary, a self-sustaining entity, are measured using the U.S. dollar as its functional currency. Any of its transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the transaction date. At the balance sheet date, monetary items denominated in foreign currencies are adjusted to reflect the exchange rate in effect at that time. Gains and losses resulting from this translation process are deferred and included in the cumulative foreign currency translation adjustment in shareholders' equity. The accounts of the Company's French subsidiary, an integrated entity, are recorded in French francs and translated into U.S. dollars using the temporal method. Under this method, monetary assets and liabilities are translated at the year-end exchange rates. Non-monetary assets and liabilities are translated using historical rates of exchange. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings. Exchange gains and losses are included in income for the year.

GOVERNMENT ASSISTANCE

The Company receives non-refundable assistance under available government programs. Government assistance towards current expenditures is recorded as grant funding revenue in the period the related expenditure is incurred.

LEASES

Leases have been classified as either capital or operating leases. Leases which transfer substantially all of the benefits and risks incidental to the ownership of assets are accounted for as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases wherein rental payments are expensed as incurred.

                                      F-8.

3.   MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

At March 31, 1999, two customers accounted for approximately $235,000 [1998 -- $196,000] of total accounts receivable. Approximately 24%, 19% and 18% of net sales were made to one customer for the year ended March 31, 1999, the thirteen months ended March 31, 1998, and year ended February 28, 1997, respectively.

By an exclusive license and development agreement dated October 2, 1998, the Company has granted the rights to its drug delivery technology to make, use and sell oncology products as defined in the agreement. The agreement expires at the expiration of certain patent rights covering the technology which at March 31, 1999 is in 2016. Pursuant to the agreement, during the year ended March 31, 1999, the Company received license fee and milestone payments from the licensee in the amount of $4,500,000.

Credit is extended based on an evaluation of a customer's financial condition and generally collateral is not required. To date, credit losses have not been significant.


4.   INVENTORIES

                                    1999               1998
                                      $                  $
                                   -------            -------
Raw materials                      401,634            139,157
Work in process                     81,863            112,030
Finished goods                     172,409            143,903
                                   -------            -------
                                   655,906            395,090
                                   =======            =======

                                     F-9.

5.   FIXED ASSETS

                                                                      ACCUMULATED       NET BOOK
                                                        COST         DEPRECIATION         VALUE
                                                          $                $                $
                                                     ---------       ------------       ----------
1999
Machinery, equipment and office furniture            1,284,112           487,230          796,882
Leasehold improvements                                 424,436           189,041          235,395
Equipment under capital leases                         209,740            64,624          145,116
                                                     ---------           -------        ---------
                                                     1,918,288           740,895        1,177,393
                                                     =========           =======        =========

1998
Machinery, equipment and office furniture            1,103,800           416,553          687,247
Leasehold improvements                                 338,493            79,835          258,658
Equipment under capital leases                         150,401            60,992           89,409
                                                     ---------           -------        ---------
                                                     1,592,694           557,380        1,035,314
                                                     =========           =======        =========


6.   OTHER ASSETS

                                                                        1999                1998
                                                                          $                   $
                                                                     ---------            -------
Patent costs, net                                                      970,380            760,184
Other                                                                   31,938             21,628
                                                                     ---------            -------
                                                                     1,002,318            781,812
                                                                     =========            =======


Patent costs are net of accumulated amortization of $184,002 at March 31, 1999 [1998 - $116,737].


7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                        1999                1998
                                                                          $                   $
                                                                     ---------            -------
Trade accounts payable                                                 641,915            356,968
Accrued compensation                                                   601,433            337,433
Accrued expenses                                                       134,095            278,136
                                                                     ---------            -------
                                                                     1,377,443            972,537
                                                                     =========            =======

                                     F-10.

8.   SHARE CAPITAL

AUTHORIZED

    100,000,000 common shares without par value
    100,000,000 Class A preferred shares without par value

ISSUED AND OUTSTANDING

                                                         NUMBER OF           AMOUNT OF
                                                       COMMON SHARES      ISSUED CAPITAL
                                                             #                   $
                                                       -------------      --------------
BALANCE, FEBRUARY 29, 1996                               12,583,398          6,499,497
For cash
   Pursuant to exercise of stock options                    162,500            167,625
   Pursuant to exercise of warrants                          80,000            165,659
For settlement of debt [note 14]                             22,476             50,000
                                                         ----------          ---------
BALANCE, FEBRUARY 28, 1997                               12,848,374          6,882,781
For cash
   Pursuant to exercise of stock options                    290,756            390,868
   Pursuant to exercise of warrants                       1,408,000          3,248,172
Issued pursuant to exercise of Special Warrants           1,268,000          2,781,515
For cash
   Pursuant to issue and exercise of warrants             1,300,000          3,976,342
   Pursuant to private placement                          1,955,000          6,050,128
Share issue costs                                                --         (1,767,404)
                                                         ----------          ---------
BALANCE, MARCH 31, 1998                                  19,070,130         21,562,402
For cash
   Pursuant to private placement                          2,242,611          6,000,000
   Pursuant to exercise of stock options                     61,525             90,423
   Pursuant to exercise of warrants                         292,000            830,985
Share issue costs                                                --           (125,947)
                                                         ----------          ---------
BALANCE, MARCH 31, 1999                                  21,666,266         28,357,863
                                                         ==========         ==========

                                     F-11.

8.   SHARE CAPITAL (CONT'D.)

At March 31, 1999, the stated capital amount of the Company, as determined in accordance with the provisions of the Company Act (British Columbia), is $30,400,688 [1998 - $23,605,227].

SPECIAL WARRANTS

                                                                     NUMBER OF
                                                                  SPECIAL WARRANTS       AMOUNT
                                                                         #                  $
                                                                  ----------------         ------
Balance, February 28, 1997                                           1,268,000          2,346,485
Converted into common shares upon exercise                          (1,268,000)        (2,346,485)
                                                                    ----------         ----------
Balance, March 31, 1998 and 1999                                            --                 --
                                                                    ==========         ==========


Pursuant to an Agency Agreement dated October 25, 1996, the Company issued 1,268,000 Special Warrants at Cdn. $3.00 each for a total consideration of $2,781,515 (Cdn. $3,804,000) before deducting the agent's commission of $278,151 (Cdn. $380,400) and other estimated share issue costs. Each Special Warrant is exchangeable into one common share, which were qualified for distribution by final receipt for a prospectus dated April 16, 1997.

STOCK OPTIONS

During the period ended March 31, 1998 the shareholders approved the adoption of a 1997 stock option plan which was amended by the directors during the year ended March 31, 1999, which is subject to shareholder approval, whereby 6,400,000 common shares were reserved for issuance [1998 - 4,200,000]. The directors have the discretion to specify the vesting terms at the time of grant. As at March 31, 1999, 1,231,083 common shares are available for grant under the option plan.

                                     F-13.

8.   SHARE CAPITAL (CONT'D.)

The following table summarizes the stock options outstanding at March 31, 1999:

   NUMBER
  OF SHARES                    EXERCISE PRICE
      #                            ($CDN.)             EXPIRY DATE
  ---------                    --------------          -----------
   390,500                           4.00              October 1, 1999 - September 10, 2007
   350,000                           1.25              January 3, 2000
   110,000                           1.43              April 24, 2000
   150,500                           2.25              December 14, 2000 - 2005
    40,000                           2.31              December 14, 2000
    35,000                           3.42              September 3, 2001
   145,400                           3.30              October 14, 2001 - 2006
    65,000                           4.24              January 13, 2002
   105,000                           4.62              January 26, 2002
   186,500                           3.71              April 8, 2002 - August 21, 2007
    40,000                           4.84              July 24, 2002
    50,000                           2.92              January 22, 2003
   250,000                           1.69              February 14, 2006
   250,000                           2.00              April 24, 2006
   145,000                           2.50              August 8, 2006 - January 29, 2008
    92,500                           3.85              January 13, 2007
   115,000                           4.20              January 26, 2007
    35,000                           4.50              May 21, 2007
    32,500                           4.40              July 24, 2007
    80,000                           3.05              November 24, 2007
    95,000                           3.20              January 23, 2008
   157,500                           2.65              December 4, 2008
   390,411                           3.40              July 7, 2003 - 2008
    78,325                           3.74              July 7, 2003
    64,500                           3.80              April 6, 2003 - 2008
   422,500                           4.05              May 21, 2003 - October 15, 2008
   104,000                           4.25              September 13, 2008
   120,500                           4.40              May 13, 2003 - 2008
   200,000                           4.45              October 19, 2003
    19,000                           5.35              March 25, 2009
   112,500                           5.50              December 3, 2003
   222,000                           5.70              February 4, 2009
 ----------
 4,654,136
 =========


The above table includes stock options as described in note 14[c].

                                     F-14.

8.   SHARE CAPITAL (CONT'D.)

Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

                                                                   RANGE OF
                                              NO. OF COMMON     EXERCISE PRICE
                                             SHARES ISSUABLE       ($ CDN.)
                                             ---------------    --------------
Balance, February 29, 1996                     1,535,000        1.25 - 2.31
Options granted                                1,357,000        2.00 - 4.62
Options exercised                               (162,500)       1.25 - 1.40
Options cancelled                               (135,000)       1.25 - 3.80
                                               ---------
Balance, February 28, 1997                     2,595,000        1.25 - 4.62
Options granted                                1,331,150        2.65 - 4.84
Options exercised                               (290,756)       1.25 - 3.80
Options cancelled                               (568,344)       1.25 - 4.40
                                               ---------
Balance, March 31, 1998                        3,067,050        1.25 - 4.84
Options granted                                1,783,736        3.40 - 5.70
Options exercised                                (61,525)       1.25 - 3.71
Options cancelled                               (135,125)       1.25 - 5.70
                                               ---------
BALANCE, MARCH 31, 1999                        4,654,136        1.25 - 5.70
                                              ==========


WARRANTS

During the year ended February 29, 1996 the Company issued through a private placement 1,380,000 units at Cdn. $2.50, each unit comprising one common share and one warrant to purchase an additional share at a price of Cdn. $2.80 up to November 29, 1996 and Cdn. $3.20 thereafter to May 30, 1997. During the year ended February 28, 1997, warrants to purchase 80,000 common shares at Cdn. $2.80 per share were exercised. During the thirteen months ended March 31, 1998, warrants to purchase the remaining 1,300,000 common shares at Cdn. $3.20 were exercised.

In addition, in connection with the issuance of 1,955,000 common shares pursuant to an agency agreement dated April 15, 1997, the Company granted the agent warrants to acquire 200,000 common shares for Cdn. $4.30 per share until May 26, 1998. During the year ended March 31, 1999, the Company amended the terms of the warrants by increasing the exercise price to Cdn. $4.73 and extending the expiry date to November 30, 1998. These warrants were exercised during the year.

                                     F-15.

8.   SHARE CAPITAL (CONT'D.)

SHAREHOLDER RIGHTS PLAN

In 1997, the shareholders approved the adoption of a Shareholder Rights Plan (the "Rights Plan") to protect the Company's shareholders from unfair, abusive or coercive take-over strategies. Under the Rights Plan, holders of common shares are entitled to one share purchase right ("Right") for each common share held. If any person or group makes a take-over bid, other than a bid permitted under the plan or acquires 20% or more of the Company's outstanding common shares without complying with the Rights Plan, each Right entitles the registered holder thereof to purchase, in effect, $20 equivalent of common shares of the Company at 50% of the prevailing market price.


9.   COMMITMENTS AND CONTINGENCIES

COMMITMENTS

[a] The Company leases its facilities and certain motor vehicles under operating lease agreements which expire up to 2004. The facilities lease agreements require the Company to pay maintenance costs. Rent expense under operating leases was as follows:

                                                                 THIRTEEN
                                             YEAR ENDED        MONTHS ENDED        YEAR ENDED
                                              MARCH 31           MARCH 31          FEBRUARY 28
                                                1999               1998               1997
                                                  $                  $                  $
                                             ----------        ------------        -----------
Rentals                                        277,906            209,066            135,757
                                               =======            =======            =======

     At March 31, 1999, future minimum lease payments under non-cancellable operating leases are as follows:

                                                                                         $
                                                                                     -------
2000                                                                                 284,236
2001                                                                                  68,503
2002                                                                                  36,868
2003                                                                                   9,352
2004                                                                                   6,235
                                                                                     -------
                                                                                     405,194
                                                                                     =======

                                     F-16.

9. COMMITMENTS AND CONTINGENCIES (CONT'D.)

[b] At March 31, 1999 future minimum lease payments under non-cancellable capital leases are as follows:

                                                                    CAPITAL
                                                                    LEASES
                                                                       $
                                                                   --------
     2000                                                           67,172
     2001                                                           67,172
     2002                                                           59,573
     2003                                                           10,839
     2004                                                            4,070
                                                                   -------
     Total minimum lease payments                                  208,826

     Amounts representing interest (approximately 15%)             (44,550)
                                                                    ------
     Present value of future minimum lease payments                164,276
     Less amounts due in one year                                  (45,892)
                                                                   -------
                                                                   118,384
                                                                   =======


[c] In accordance with the license and development agreement described in note 3, the Company is committed to fund certain research and development activities based on a percentage of sales pursuant to the license agreement subject to a minimum of $1,500,000 per annum.

                                     F-17.

9.   COMMITMENTS AND CONTINGENCIES (CONT'D.)

CONTINGENCIES

[a] The Company may, from time to time, be subject to claims and legal proceedings brought against them in the normal course of business. Such matters are subject to many uncertainties. Management believes that adequate provisions have been made in the accounts where required and the ultimate resolution of such contingencies will not have a material adverse effect on the financial position of the Company.

[b] The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect the Company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.


10.  JOINT VENTURE

On October 1, 1995, the Company commenced certain research and development activities in a 50% owned joint venture, PharmaTronics LLC, with Pharma Patch PLC. The purpose of the joint venture was to jointly pursue the development of an electrical assist method for the transdermal delivery of drugs, using an electrode patch.

The joint venture conducted research activities which were funded by capital contributions of the Company and its joint venture partner. The joint venture did not have any significant assets, liabilities or revenues. On November 15, 1995 Technical Chemicals and Products Inc. (TCPI) acquired the assets of Pharma Patch PLC and became the new joint venture partner. On October 15, 1996, the Company agreed with TCPI to dissolve the joint venture.

The Company's proportionate share of expenses of the joint venture for the period March 1, 1996 to October 15, 1996 was $99,516, which was included in research and development expenses.

                                     F-18.

11.  INCOME TAXES

At March 31, 1999, the U.S subsidiary has U.S. federal and California income tax net operating loss carryforwards of approximately $17,620,000 and $4,190,000, respectively. The difference between the U.S. federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes and the 50% limitation of California loss carryforwards. The U.S. federal and California tax loss carryforwards expire as follows:

                                       U.S. FEDERAL       CALIFORNIA
                                            $                  $
                                       ------------       ----------
1999                                          --             71,000
2000                                          --            346,000
2001                                          --            769,000
2002                                          --          1,356,000
2003                                          --          1,648,000
2007                                      46,000                 --
2009                                     542,000                 --
2010                                   1,816,000                 --
2011                                   2,947,000                 --
2012                                   6,184,000                 --
2013                                   6,085,000                 --
                                      ----------          ---------
                                      17,620,000          4,190,000
                                      ==========          =========


The U.S subsidiary also has U.S. federal and California research tax credit carryforwards of approximately $419,000 and $212,000, respectively, which will begin to expire in 1999 unless previously utilized.

Pursuant to Internal Revenue Code Section 382 and 383, annual use of the subsidiary's net operating loss and credit carryforwards may be limited because of a cumulative change in ownership of more than 50% which occurred during 1993 and as a result of the reverse takeover which occurred in 1995. However, the Company does not believe such limitations will have a material impact upon the utilization of these carryforwards.

The French subsidiary has losses for French income tax purposes of approximately $1,400,000 which will expire in 2004.

                                     F-19.

11.  INCOME TAXES (CONT'D.)

The Company has non-capital losses for Canadian income tax purposes which may be used to reduce future taxable income, expiring as follows:

                                                                $
                                                           ---------
2001                                                         216,000
2002                                                         322,000
2003                                                         393,000
2004                                                         602,000
2005                                                         818,000
                                                           ---------
                                                           2,351,000
                                                           =========


In addition, the Company has unclaimed tax deductions of approximately $1,060,000 related primarily to share issue costs available to reduce taxable income of future years.

The income tax benefits of the operating loss and tax credit carryforwards have not been recorded in the accounts as their realization is not virtually certain.


12.  PENSION PLAN

In 1995, the U.S subsidiary adopted a 401 (k) Profit Sharing Plan covering substantially all of its employees in the United States. The defined contribution plan allows the employees to contribute a percentage of their compensation each year. The Company currently matches 50% of the employees contribution, up to 6% of annual compensation. The proceeds from contributions are invested in common shares of the Company. The pension expense for the year ended March 31, 1999 was $66,297 [thirteen months ended March 31, 1998 - $44,911; year ended February 28, 1997 - $42,200].

                                     F-20.

13.  SEGMENTED INFORMATION

The Company's reportable business segments include the BTX division and the Drug delivery division [note 1]. The Company evaluates performance based on many factors including net results from operations before certain unallocated costs. The Company does not allocate interest income and expenses and general and administrative costs to its reportable segments. In addition, total assets are not allocated to each segment.

The accounting policies of the segments are the same as those described in the summary of accounting policies.

Substantially all of the Company's assets and operations are located in the United States and predominantly all revenues are generated in the United States.


                                            BTX            DRUG DELIVERY
                                           DIVISION           DIVISION            TOTAL
                                               $                  $                 $
                                           --------        -------------        ---------
YEAR ENDED MARCH 31, 1999
Reportable segment revenue                3,434,105          4,887,183          8,321,288
Add reconciling items
   Interest income                                                                300,911
                                          ---------         -----------         ---------
Total revenue                                                                   8,622,199
                                          ---------         -----------         ---------
Net results of reportable segment           366,386         (2,858,343)        (2,491,957)
                                          ---------         -----------         ---------
Add (deduct) reconciling items
   Interest income                                                                300,911
   General and administrative                                                  (4,393,400)
   Interest expense                                                               (19,391)
                                                                                ---------
Net loss                                                                       (6,603,837)
                                                                                ----------

13. SEGMENTED INFORMATION (CONT'D.)


                                             BTX            DRUG DELIVERY
                                           DIVISION           DIVISION            TOTAL
                                               $                  $                 $
                                           --------        -------------        ---------
13 MONTHS ENDED MARCH 31, 1998

Reportable segment revenue                3,097,198            134,094          3,231,292
                                          ---------         ----------          ---------
Add reconciling items
   Interest income                                                                427,498
                                                                                ---------
Total revenue                                                                   3,658,790
                                                                                ---------
Net results of reportable segment           478,499         (5,282,338)        (4,803,839)
                                          ---------         ----------          ---------
Add (deduct) reconciling items
   Interest income                                                                427,498
   General and administrative                                                  (3,202,355)
   Interest expense                                                               (17,970)
                                                                                ---------
Net loss                                                                       (7,596,666)
                                                                                =========


                                             BTX            DRUG DELIVERY
                                           DIVISION           DIVISION            TOTAL
                                               $                  $                 $
                                          ---------        -------------      -----------

YEAR ENDED FEBRUARY 28, 1997
Reportable segment revenue                3,040,734            47,439          3,088,173
                                          ---------        -------------      -----------
Add reconciling items
   Interest income                                                                71,206
                                                                              ----------
Total revenue                                                                  3,159,379
                                                                              ----------

Net results of reportable segment           752,917        (2,043,877)        (1,290,960)
                                          ---------        -------------      -----------
Add (deduct) reconciling items
   Interest income                                                                71,206
   General and administrative                                                 (1,756,392)
   Interest expense                                                              (18,464)
                                                                              ----------
Net loss                                                                      (2,994,610)
                                                                              ==========

14. RELATED PARTY TRANSACTIONS

[a] The payments to parties not at arm's length include the following:

     - legal fees paid to a law firm where one of the partners is a director of the Company

     - accounting and administration fees paid to a company where the principal is a director of the Company

     - rent and administration fees paid to a company where one of the principals is an officer of the Company's French subsidiary, as follows:

                                                                       THIRTEEN
                                                   YEAR ENDED        MONTHS ENDED        YEAR ENDED
                                                    MARCH 31           MARCH 31          FEBRUARY 28
                                                      1999               1998               1997
                                                        $                  $                  $
                                                   ---------         ------------        -----------
     Legal services                                   93,778            82,810             76,155
     Accounting and administration                    26,735            24,020             17,855
     Rent and administration                         114,900                --                 --
                                                   =========         ============        ===========


[b] Included in accounts payable and accrued expenses are the following amounts owed to the parties identified in note 14(a) which are payable under normal trade terms:

                                                                        1999                1998
                                                                          $                   $
                                                                     ------------        -----------

     Legal services and accounting and
       administration                                                    6,510              3,635
                                                                     ============        ===========

[c] During the year ended February 28, 1997, the Company issued promissory notes to an officer, shareholder and three directors (the "noteholders") amounting to $500,000. The notes were interest bearing at a rate of 9.25% per annum and repayable in January 1997. Prior to maturity the Company repaid $450,000 of these loans and issued 22,476 common shares in settlement of a $50,000 promissory note. The Company paid approximately $14,500 of interest to the noteholders.

     In addition, the Company issued to the noteholders options to acquire 70,000 common shares at various prices to Cdn. $3.42 expiring at various dates to October 14, 2001.

15.   GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES

The Company prepares the consolidated financial statements in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). In addition the Company provides supplementary descriptions of significant differences between Canadian GAAP and those in the United States ("U.S. GAAP") as follows:

[a] Under U.S. GAAP, the liability method is used in accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS109). SFAS109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect for the year in which the differences are expected to reverse.

     Significant components of the Company's deferred tax assets as of March 31, 1999 and 1998 pursuant to U.S. GAAP are shown below. A valuation allowance would be recognized to fully offset the deferred tax assets as of March 31, 1999 and 1998 as realization of such assets is uncertain.

                                                                        1999                1998
                                                                          $                   $
                                                                     ---------          ---------
     Capitalized research expense                                      393,000            289,000
     Net operating loss carryforwards                                7,774,000          4,777,000
     Research and development credits                                  557,000            299,000
     Other - net                                                       209,000             71,000
                                                                     ---------          ---------
     Total deferred tax assets                                       8,933,000          5,436,000
     Valuation allowance for deferred tax assets                    (8,933,000)        (5,436,000)
                                                                     ---------          ---------
     Net deferred tax assets                                                --                 --
                                                                     =========          =========

[b] Under U.S. GAAP, non-cash items such as assets acquired under capital lease are excluded from the statements of cash flows. Under Canadian GAAP, the gross amount of non-cash items are included in the respective operating, investing, or financing activities as applicable.

15.   GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES (CONT'D.)

[c] In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS128). SFAS128 replaced the previously reported primary and fully diluted earnings per share with basic and dilutive earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share are calculated in accordance with the treasury stock method and are based on the weighted average number of common shares and dilutive common share equivalents outstanding. For purposes of reconciling to U.S. GAAP, all earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS128 requirements.

[d] Under U.S. GAAP, the Company's investment in its joint venture would have been accounted for on an equity basis. This difference has no significant impact on the Company's financial position or net loss for the year, from that reported in these consolidated financial statements under Canadian GAAP.

[e] The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB25) in accounting for its employee stock options. Under APB25, because the exercise price of the Company's options for common shares granted to employees is not less than the fair market value of the underlying stock on the date of grant, no compensation expense has been recognized.

[f] Under U.S. GAAP, stock based compensation to non-employees must be recorded at the fair market value of the options granted. This compensation, determined using a Black-Scholes pricing model, is expensed over the vesting periods of each option grant. For purposes of reconciliation to U.S. GAAP, the Company will record an additional compensation expense of $431,000 [1998 - $148,000] over future vesting periods.

[g] Under Canadian GAAP, costs incurred in connection with the Company's reverse takeover in fiscal 1995 have been presented as a charge against shareholder's equity. For U.S. GAAP purposes, these costs totaling $86,644 must be charged to expense. Accordingly, the Company's deficit and share capital for the periods presented have been increased by $86,644 for U.S. GAAP purposes.

15.   GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES (CONT'D.)

The impact of significant variations to U.S. GAAP on the Consolidated Statements of Loss are as follows:

                                                                      THIRTEEN
                                                  YEAR ENDED        MONTHS ENDED        YEAR ENDED
                                                   MARCH 31           MARCH 31          FEBRUARY 28
                                                     1999               1998               1997
                                                       $                  $                  $
                                                  -----------       -----------        -----------

Loss for the period, Canadian GAAP                (6,603,837)       (7,596,666)        (2,994,610)
Adjustment for stock based compensation
   - non-employees                                  (546,700)         (307,500)          (335,500)
                                                  -----------       -----------        -----------
Loss for the period, U.S. GAAP                    (7,150,537)       (7,904,166)        (3,330,110)
                                                  ===========       ===========        ===========

Unrealized losses on foreign currency translation    (83,294)           14,361              3,135
                                                  -----------       -----------        -----------
Comprehensive loss for the period, U.S. GAAP      (7,233,831)       (7,889,805)        (3,376,975)
                                                  ===========       ===========        ===========

Loss per share, U.S. GAAP                             (0.35)             (0.44)             (0.26)
                                                  ===========       ===========        ===========

Weighted average number of shares,
   U.S. GAAP                                      20,272,801        17,782,723         12,692,374
                                                  ===========       ===========        ===========

15.   GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES (CONT'D.)

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" (SFAS123), which also requires that the information be determined as if the Company has accounted for its employee stock options granted in fiscal periods beginning subsequent to December 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions for the year ended March 31, 1999, the thirteen months ended March 31, 1998 and year ended February 28, 1997, respectively: risk free interest rates of 5.2%, 5.8% and 6.8%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 0.68, 0.70 and 0.67; and a weighted average expected life of the options of five, seven and one-half and eight years.

The Black Scholes options valuation model was developed for use in estimating the fair value of trade options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The weighted-average fair value of options granted during the year ended March 31, 1999 was $Cdn. $4.79 [thirteen months ended March 31, 1998 - Cdn. $2.58; year ended February 28, 1997 - Cdn. $2.41].

Supplemental disclosure of pro forma loss and loss per share is as follows:

                                                                      THIRTEEN
                                                  YEAR ENDED        MONTHS ENDED        YEAR ENDED
                                                   MARCH 31           MARCH 31          FEBRUARY 28
                                                     1999               1998               1997
                                                       $                  $                  $
                                                  -----------       -----------        -----------

Pro forma loss, US GAAP                           (9,169,837)       (9,257,666)        (4,341,210)
Pro forma loss per share, US GAAP                     (0.45)             (0.52)             (0.34)
                                                  ===========       ===========        ===========

15.   GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES (CONT'D.)

The impact of significant variations to U.S. GAAP on the Consolidated Balance Sheet items are as follows:

                                                                        1999                1998
                                                                          $                   $
                                                                   ------------       ------------

Share capital                                                       29,791,107         22,448,946
Deficit                                                            (21,431,745)       (14,281,208)
                                                                   ============       ============

The impact of significant variations to U.S. GAAP on the Consolidated Statement of Cash Flow's cash flow items are as follows:

                                                                      THIRTEEN
                                                  YEAR ENDED        MONTHS ENDED        YEAR ENDED
                                                   MARCH 31           MARCH 31          FEBRUARY 28
                                                     1999               1998               1997
                                                       $                  $                  $
                                                  -----------       -----------        -----------

Cash used in operating activities,
    Canadian GAAP and U.S. GAAP                   (6,603,837)       (6,788,195)        (2,990,450)
                                                  ===========       ===========        ===========

Cash used in investing activities,
    Canadian GAAP                                   (791,839)         (879,636)          (661,832)
Capital assets acquired by
    capital loans                                     89,882            21,466             98,391
                                                  -----------       -----------        -----------
Cash used in investing activities
    U.S. GAAP                                       (701,957)         (858,370)          (563,441)
                                                  ===========       ===========        ===========

Cash provided by financing activities,
    Canadian GAAP                                  6,861,327        12,336,053          2,810,398
Increase in capital loans                            (89,882)          (21,466)           (98,391)
                                                  -----------       -----------        -----------
Cash provided by financing activities,
    U.S. GAAP                                      6,771,445        12,314,587          2,712,007
                                                  ===========       ===========        ===========

15.   GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES (CONT'D.)

Supplemental disclosures of cash flow information is as follows:

                                              THIRTEEN
                           YEAR ENDED        MONTHS ENDED      YEAR ENDED
                            MARCH 31           MARCH 31        FEBRUARY 28
                              1999               1998             1997
                                $                  $                $
                           ----------        ------------      ----------

Interest paid during
   the period                 19,391            17,970           18,464
                           ==========        ============      ==========


16. SUBSEQUENT EVENTS

Subsequent to March 31, 1999, the Company initiated a private placement of Special Warrants and as of June 10, 1999, has received subscription agreements for 4,187,500 Special Warrants for gross proceeds of $12,562,500 as part of the total offering. Each Special Warrant entitles the holder to receive one common share for no additional consideration.