Form 10-Q
period 1999-06-30
GENETRONICS BIOMEDICAL LTD
filed 1999-08-13
CIK 1055726

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                         FOR THE TRANSITION PERIOD FROM
      _____________________________ TO ____________________________________

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

        Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the Company's Common Stock, no par value, was 22,031,266 as of August 13, 1999.

                           GENETRONICS BIOMEDICAL LTD.


                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX



                                                                                Page
                                                                                ----
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

               a) Consolidated Balance Sheet as of June 30, 1999 (unaudited)
                  and March 31, 1999 .......................................      1

               b) Consolidated Statements of Loss and Deficit
                  for the Three Months Ended June 30, 1999
                  and 1998 (unaudited) .....................................      2

               c) Consolidated Statements of Cash Flows
                  for the Three Months Ended June 30, 1999
                  and 1998 (unaudited) .....................................      3

               d) Notes to Consolidated Financial Statements ...............      4

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations ........................      7

        Item 3. Quantitative and Qualitative Disclosures About Market Risk       13

PART II. OTHER INFORMATION

        Item 2. Changes in securities ......................................     13

        Item 6. Exhibits and Reports on Form 8-K ...........................     15

SIGNATURES .................................................................     16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           GENETRONICS BIOMEDICAL LTD.


                           CONSOLIDATED BALANCE SHEETS


                                                    (In U.S. dollars)
                                                June 30              March 31
                                                  1999                 1999
                                                    $                   $
                                               (Unaudited)            (Note)
                                                -----------        -----------

ASSETS
CURRENT
Cash and cash equivalents                        14,487,034          6,189,284
Accounts receivable, net of allowance for
  uncollectible accounts of $19,685
  [March 31, 1999 - $19,685]                        635,521            776,648
Inventories [note 2]                                754,809            655,906
Prepaid expenses and other                           59,736              6,095
                                                -----------        -----------
TOTAL CURRENT ASSETS                             15,937,100          7,627,933
                                                -----------        -----------
Fixed assets, net                                 1,093,371          1,177,393
Other assets, net                                 1,132,386          1,002,318
                                                -----------        -----------
                                                 18,162,857          9,807,644
                                                ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued expenses             1,180,560          1,377,443
Current portion of obligations under
  capital leases                                     47,694             45,892
                                                -----------        -----------
TOTAL CURRENT LIABILITIES                         1,228,254          1,423,335
                                                -----------        -----------
Obligations under capital leases                    105,727            118,384
Deferred rent                                         5,977              9,564
                                                -----------        -----------
TOTAL LIABILITIES                                 1,339,958          1,551,283
                                                -----------        -----------
SHAREHOLDERS' EQUITY
Share capital                                    28,540,182         28,357,863
Special Warrants [note 4]                        11,331,267                 --
Cumulative translation adjustment                  (105,821)          (103,001)
Deficit                                         (22,942,729)       (19,998,501)
                                                -----------        -----------
TOTAL SHAREHOLDERS' EQUITY                       16,822,899          8,256,361
                                                -----------        -----------
                                                 18,162,857          9,807,644
                                                ===========        ===========

Note: The financial statements at March 31, 1999 are derived from Audited financial statements but do not include all of the footnote and other disclosures required by generally accepted accounting principles.

                             See accompanying notes

                          GENETRONICS BIOMEDICAL LTD.
                           CONSOLIDATED STATEMENTS OF
                                LOSS AND DEFICIT
                                   (Unaudited)


                                                                  (In U.S. dollars)

                                                               THREE              THREE
                                                            MONTHS ENDED       MONTHS ENDED
                                                              JUNE 30             JUNE 30
                                                                1999               1998
                                                                  $                  $
                                                             -----------        -----------
REVENUE
Net sales                                                        699,078            814,405
Grant funding                                                    198,385             62,883
Revenues under collaborative research
  and development arrangements                                        --              6,000
Interest income                                                   68,283             69,849
                                                             -----------        -----------
                                                                 965,746            953,137
                                                             -----------        -----------

EXPENSES
Cost of sales                                                    326,737            380,634
Research and development                                       1,969,863          1,483,235
Selling, general and administrative                            1,606,663            998,749
Interest expense                                                   6,711              4,226
                                                             -----------        -----------
                                                               3,909,974          2,866,844
                                                             -----------        -----------
NET LOSS FOR THE PERIOD                                       (2,944,228)        (1,913,707)

Deficit, beginning of period                                 (19,998,501)       (13,394,664)
                                                             -----------        -----------
DEFICIT, END OF PERIOD                                       (22,942,729)       (15,308,371)
                                                             ===========        ===========
NET LOSS PER COMMON SHARE - BASIC AND DILUTED [note 3]             (0.14)             (0.10)
                                                             ===========        ===========
SHARES USED IN COMPUTING NET LOSS PER SHARE                   21,673,079         19,158,762
                                                             ===========        ===========



                             See accompanying notes

                           GENETRONICS BIOMEDICAL LTD.



                           CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                                   (Unaudited)


                                                            (In U.S. dollars)

                                                          THREE              THREE
                                                       MONTHS ENDED       MONTHS ENDED
                                                          JUNE 30           JUNE 30
                                                           1999               1998
                                                            $                  $
                                                       -----------        -----------
OPERATING ACTIVITIES
Net loss for the period                                 (2,944,228)        (1,913,707)
Items not involving cash:
  Depreciation and amortization                            127,247             70,518
Changes in working capital items:
  Accounts receivable                                      141,127            (53,634)
Inventories                                                (98,903)            36,944
Prepaid expenses and other                                 (53,641)             1,067
Amount payable and accrued expenses                       (196,883)          (204,604)
  Deferred rent                                             (3,587)            (3,586)
                                                       -----------        -----------
CASH USED IN OPERATING ACTIVITIES                       (3,028,868)        (2,067,002)
                                                       -----------        -----------

INVESTING ACTIVITIES
Purchase of capital assets                                 (17,329)          (139,676)
Increase in other assets                                  (155,964)          (151,886)
                                                       -----------        -----------
CASH USED IN INVESTING ACTIVITIES                         (173,293)          (291,562)
                                                       -----------        -----------

FINANCING ACTIVITIES
Payments on obligations under capital leases               (10,855)            (4,817)
Proceeds from issuance of Special Warrants - net        11,431,065                 --
Proceeds from issuance of common shares - net               82,521            220,980
                                                       -----------        -----------
CASH PROVIDED BY FINANCING ACTIVITIES                   11,502,731            216,163
                                                       -----------        -----------

Effect of exchange rate changes on cash                     (2,820)           (29,293)
                                                       -----------        -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         8,297,750         (2,171,694)
Cash and cash equivalents, beginning of period           6,189,284          6,521,990
                                                       -----------        -----------
Cash and cash equivalents, end of period                14,487,034          4,350,296
                                                       ===========        ===========



                             See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      BASIS OF PRESENTATION

        The Consolidated Statements of Loss and Deficit for the three-month periods ended June 30, 1999 and June 30, 1998, the Consolidated Balance Sheets as of June 30, 1999, and the Consolidated Statements of Changes in Financial Condition for the three month-periods ended June 30, 1999 and June 30, 1998 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented, have been made.


        Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 1999 included in the Genetronics Biomedical Ltd. Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month period ended June 30, 1999 are not necessarily indicative of the results for the full year.

2.      INVENTORIES

        Inventories consist of the following:

                                      (In U.S. dollars)

                                June 30, 1999      March 31, 1999
                                -------------      --------------
        Raw Materials              537,793            401,634
        Work in process             68,262             81,863
        Finished Goods             148,754            172,409
                                   -------            -------
                                   754,809            655,906
                                   -------            -------


3.      PER SHARE DATA

        Basic loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive, basic and diluted share as presented on the consolidated statements of operations are the same.

4.      SHAREHOLDERS' EQUITY

        Private Placement

        On June 17, 1999 the Company closed a private placement of 4,187,500 special warrants at a price of US$ 3.00 per special warrant for gross proceeds of US$ 12,562,500 less expenses of US$ 1,231,233. The special warrants are convertible into common shares for no further consideration upon the earlier of 1) five days after receipt for the final prospectus is issued by the last of the securities regulatory authorities in British Columbia and Ontario, or 2) request for conversion made by special warrant holder after June 17, 1999, or 3) the date of June 16, 2000.

5.       SEGMENT INFORMATION

         The Company's reportable business segments include the BTX division and the Drug Delivery division. The Company evaluates performance based on many factors including net results from operations before certain unallocated costs. The Company does not allocate interest income and expenses and general and administrative costs to its reportable segments. In addition, total assets are not allocated to each segment.

         Substantially all of the Company's assets and operations are located in the United States and predominantly all revenues are generated in the United States.

                                                         BTX              DRUG DELIVERY
                                                      DIVISION               DIVISION                 TOTAL
                                                          $                      $                      $
                                                     ----------             ----------             ----------
        THREE MONTHS ENDED JUNE 30, 1999
        Reportable segment revenue                      699,078                198,385                897,463
                                                     ----------             ----------             ----------
        Add reconciling items
          Interest income                                                                              68,283
                                                     ----------             ----------             ----------
        Total revenue                                                                                 965,746
                                                     ----------             ----------             ----------

        Net results of reportable segment              (134,531)            (1,651,897)            (1,786,428)
                                                     ----------             ----------             ----------
        Add (deduct) reconciling items
          Interest income                                                                              68,283
          General and administrative                                                               (1,219,372)
          Interest expense                                                                             (6,711)
                                                     ----------             ----------             ----------
        Net loss                                                                                   (2,944,228)
                                                     ==========             ==========            ===========

                                                BTX               DRUG DELIVERY
                                              DIVISION                DIVISION               TOTAL
                                                 $                       $                      $
                                             ----------             ----------             ----------
THREE MONTHS ENDED JUNE 30, 1998
Reportable segment revenue                      814,405                 68,883                883,288
                                             ----------             ----------             ----------
Add reconciling items
  Interest income                                                                              69,849
                                             ----------             ----------             ----------
Total revenue                                                                                 953,137
                                             ----------             ----------             ----------

Net results of reportable segment                98,724             (1,350,527)            (1,251,803)
                                             ----------             ----------             ----------
Add (deduct) reconciling items
  Interest income                                                                              69,849
  General and administrative                                                                 (727,527)
  Interest expense                                                                             (4,226)
                                             ----------             ----------             ----------
Net loss                                                                                   (1,913,707)
                                             ==========             ==========             ==========

6.      GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES

        These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP), which, in the case of the Company, conform in all material respects with those in the United States (U.S. GAAP) and with the requirements of the Securities and Exchange Comission (SEC), except as described below.

                The impact of significant variations to U.S. GAAP on the consolidated statements of loss and deficit are as follows:

                                                               THREE                   THREE
                                                            MONTHS ENDED           MONTHS ENDED
                                                              JUNE 30                 JUNE 30
                                                                1999                    1998
                                                                  $                       $
                                                             -----------             -----------
Loss for the period, Canadian GAAP                            (2,944,228)             (1,913,707)
Adjustment for stock based compensation
  - non-employees                                               (102,543)                (66,797)
                                                             -----------             -----------
Loss for the period, U.S. GAAP                                (3,046,771)             (1,980,504)
                                                             ===========             ===========

Unrealized losses on foreign currency translation                 (2,820)                (29,293)
                                                             -----------             -----------
Comprehensive loss for the period, U.S. GAAP                  (3,049,591)             (2,009,797)
                                                             ===========             ===========

Loss per share, U.S. GAAP                                          (0.14)                  (0.10)
                                                             ===========             ===========

Weighted average number of shares,
  U.S. GAAP                                                   21,673,079              19,158,762
                                                             ===========             ===========

The impact of significant variations to U.S. GAAP on the Consolidated Balance Sheet items are as follows:


                        JUNE 30, 1999           MARCH 31, 1999
                              $                       $
                         -----------             -----------
Share capital             30,075,969              29,791,107
Deficit                  (24,478,516)            (21,431,745)
                         ===========             ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, clinical, business environment and trend projections. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, the current stage of development of both Genetronics and its products, the timing and uncertainty of results of both research and regulatory processes, the extensive government regulation applicable to its business, the unproven safety and efficacy of its device products, its significant additional financing requirements, the volatility of its stock price, the uncertainty of future capital funding, its potential exposure to product liability or recall, uncertainties relating to patents and other intellectual property, including whether the Company will obtain sufficient protection or competitive advantage therefrom, uncertainties relating to the Company's ability to successfully complete its Year 2000 initiatives and its dependence upon a limited number of key personnel and consultants and its significant reliance upon its collaborative partners for achieving its goals, and other factors detailed in its Annual Report on Form 10-K for the year ended March 31, 1999.

        GENERAL

        Through its Drug Delivery Division, Genetronics is engaged in developing drug delivery systems based on electroporation to be used in the site-specific treatment of disease. Through its BTX Division, the Company develops, manufactures, and sells electroporation equipment to the research laboratory market.

        In the past the Company's revenues primarily reflected research grants and, through the BTX Division, product sales to the research market. In October 1998 the Company entered into comprehensive License and Development and Supply Agreements with Ethicon, Inc., a Johnson & Johnson company, involving Genetronics' proprietary drug delivery system for the Electroporation Therapy Treatment of cancer. As part of the License Agreement, the Company received an up-front licensing fee and will be receiving future milestone payments if and when milestones are met. Ethicon Inc. recently transferred its responsibilities and obligations under the License and Development and Supply Agreements to Ethicon Endosurgery, Inc., which is also a Johnson & Johnson company.

        Until the commercialization of clinical products pursuant to the License and Development and Supply Agreements, the Company expects revenues to continue to be attributable to product sales to the research market, milestone payments, grants, collaborative research arrangements, and interest income.

        Due to the expenses incurred in the development of the drug delivery systems, the Company has been unprofitable in the last five years. As of June 30, 1999 the Company has incurred a cumulative net loss of $ 22,942,729. The Company expects to continue to incur substantial operating losses in the future due to continued spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities.

        RESULTS OF OPERATIONS

        Revenues

        The BTX Division produced net sales of $699,078 for the three months ended June 30, 1999, compared with net sales of $814,405 for the three months ended June 30, 1998, a decrease of $ 115,327, or 14%. Export sales (outside of the United States) for the three month period ended June 30, 1999 were 38% of total sales compared to 40% of total sales for the three month period ended June 30, 1998. The decrease in export sales as a percentage of total sales were primarily attributable to a relative decrease in sales to a Japanese distributor, a customer that has traditionally purchased a high volume of Genetronics' products over the past years, due in part to the Asian economic downturn. Also, certain orders from customers received in June 1999 were not shipped until July because the required pre-payment was not received until July.

        Domestic sales decreased by 11% from the three-month period ended June 30, 1998 to the three-month period ended June 30, 1999. An increase in sales to VWR, one of the Company's domestic distributors, was more than offset by a decrease in direct sales and sales to Intermountain, another domestic distributor.

        Revenues from grant funding increased from $62,883 for the three months ended June 30, 1998 to $198,385 for the three months ended June 30, 1999. The higher grant revenues were primarily a result of increased activities within the Oncology field for which a two-year Phase II SBIR grant was awarded to the Company by the NIH in September 1997.

        Cost Of Sales

        Cost of sales decreased by $53,897, or 14%, from $380,634 for the three months ended June 30, 1998 to $326,737 for the three months ended June 30, 1999. The decrease was primarily a result of lower sales in the three-month period ended June 30, 1999.

        Gross Profit and Gross Margin

        Primarily due to the lower sales, the gross profit for the three months ended June 30, 1999, in the amount of $372,341, decreased by $61,430, or 14%, compared with $433,771 for the three months ended June 30, 1998. The gross profit margin of 53% for the three months ended June 30, 1999 was equal to the gross profit margin of 53% for the three months ended June 30, 1998.

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses, which include advertising, promotion and selling expenses, increased by $607,914, or 61%, from $998,749 for the three months ended June 30, 1998 to $1,606,663 for the three months ended June 30, 1999. The Company added administrative and management personnel to support increased research and development activities in the Drug Delivery Division and the ongoing clinical trials. Sales and marketing expenses in the BTX Division increased as a result of efforts to build up a distributor sales force to expand domestic sales.

        Research and Development/Clinical Trials

        Research and development costs increased by $486,628, or 33%, from $1,483,235 for the three months ended June 30, 1998 to $1,969,863 for the three months ended June 30, 1999 primarily because the cost of monitoring clinical trials in the United States, Canada and Europe increased. Other increased costs were for personnel in the Quality Assurance Department.

        Further, during the three months ended June 30, 1999, the Drug Delivery Engineering Department continued its work on development of commercial versions of the Electrode Applicators and the MedPulser, also contributing to the increase in research and development costs..

        Net results of reportable segments (Net results of reportable segments do not include unallocated costs such as interest income and expense and general and administrative costs)

        The BTX Division reported net expenditures in the amount of $134,531 for the three months ended June 30, 1999 compared to a net surplus in the amount of $98,724 for the three months ended June 30, 1998. The decrease was the result of lower sales and increased sales and marketing efforts to enhance sales through distributors. Also, increased engineering expenses to upgrade BTX instruments for CE mark compliance contributed to the net expenditures.

        The Drug Delivery Division reported net expenditures in the amount of $1,651,897 for the three months ended June 30, 1999 compared to $ 1,350,527 for the three months ended June 30, 1998, an increase of $301,370, or 22%. The higher net expenditures were primarily a result of increased clinical trial expenses and engineering expenses.

        Net Loss

        For the three months ended June 30, 1999, the Company recorded a net loss of $2,944,228, compared with a net loss of $1,913,707 for the three months ended June 30, 1998, an increase of $1,030,521, or 54%. The higher net loss is primarily a result of increased research and development expenses and selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

        During the last five fiscal years, the Company's primary uses of cash have been to finance research and development activities in the Drug Delivery Division. The Company has satisfied its cash requirements principally from proceeds from the sale of equities. In June 1999 the Company closed a private placement of 4,187,500 special warrants at a price of US$ 3.00 per special warrant for net proceeds to the Company of US$ 11,331,267. Each warrant entitles the holder to acquire one common share in the capital of the Company at no additional cost upon exercise.

        As of June 30, 1999, the Company had working capital of $14,708,846, compared to $6,204,598, as of March 31, 1999. On June 30, 1999, the Company's cash and cash equivalents amounted to $14,487,034. Cash flows used in operating activities were $3,028,868 for the three months ended June 30, 1999 compared to $2,067,002 for the three months ended June 30, 1998. The increase in cash used in operating activities compared to the period ended June 30, 1998 was primarily attributable to the higher net loss for the three months ended June 30, 1999.

        Receivables decreased $141,127, or 18%, from $776,648 at March 31, 1999 to $635,521 at June 30, 1999, as a result of lower sales activity during the three months ended June 30, 1999.

        Inventories increased from $655,906 at March 31, 1999 to $754,809 at June 30, 1999, primarily due to a further build-up of inventory in the Drug Delivery Division.

        Current liabilities decreased from $1,423,335 at March 31, 1999 to $1,228,254, at June 30, 1999. The decrease was primarily a result of the timing of payments of liabilities in the three-month period ended June 30, 1999.

        Cash flows used in investing activities were $291,562 and $173,293 for the three months ended June 30, 1998 and 1999, respectively. The cash used for other assets in the amount of $155,964 for the three months ended June 30, 1999 was primarily a result of expenditures for patent activities.

        The Company believes that its existing cash will be sufficient to fund its operations at least through the next twelve months.

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

        The Company cannot guarantee that additional funding will be available when needed. If it is not, the Company will be required to scale back its research and development programs, preclinical studies and clinical trials and administrative activities and its business and financial results and condition would be materially adversely affected.

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

        The Company has completed the assessment and inventory phases of the Year 2000 compliance plan, and is currently in the final stages of testing the Company's internal management information and other systems to verify their Year 2000 compliance status. Based on the results of the work performed to date, the Company believes that the mission critical computer systems and applications used by the Company either are currently Year 2000 compliant, or will be brought into compliance per the Year 2000 plan.

        The Company, in collaboration with its outside Year 2000 consultants, has examined the products manufactured in the BTX Division and has determined that the BTX products are not expected to experience any Year 2000-related failures. In addition, the Company, in collaboration with its outside Year 2000 consultants, has examined the products produced by the Drug Delivery Division, and has determined that these products are not expected to experience any Year 2000-related failures.

        In addition to examining the Company's internal Year 2000 compliance issues, the Company has contacted the critical companies in the Company's supply and distribution chain in order to ensure that they are Year 2000 compliant, and to ensure that there will be no interruption of the Company's business operations due to Year 2000 failures. The Company is currently evaluating the responses received from these companies and following up on any Year 2000-related issues. The Company is also evaluating the Year 2000 compliance status of other critical business dependencies, including business partners, collaborators, and clinical test sites. As part of this effort, the Company is establishing a process to monitor the Year 2000 compliance status of its key outside business dependencies up to and through the Year 2000. However, the Company cannot guarantee the compliance status of third parties, and the failure of key suppliers, distributors, business partners, or customers to become Year 2000 compliant on a timely basis, or at all, could have a material adverse effect on the Company.

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

        The Company has established a Year 2000 budget to address Year 2000 issues. The total cost of these Year 2000 compliance activities to date have not been material to the Company's financial condition or its operating results. In addition to utilizing outside resources for the Company's Year 2000 program, the Company is devoting substantial internal resources to the Year 2000 compliance program. The Company is including the internal costs incurred as part of the Company's Year 2000 expenditures in this disclosure. The Company will continue to review and update data for costs incurred related to the Year 2000 and will revise forecasted costs each quarter. To date, the costs incurred for Year 2000 compliance activities have been approximately $4,000 internally and $19,000 for external resources. Based on the Company's Year 2000 review to date, the Company does not believe that the incremental costs of addressing Year 2000 issues will have a material adverse effect on the Company's consolidated results of operations, liquidity and capital resources. The Company believes that it will complete the implementation of its Year 2000 compliance plan by the end of the third quarter of calendar year 1999.

        However, there can be no assurance that the Company will timely identify and remediate all year 2000 problems, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, operating results and financial condition.

        The statements set forth herein concerning the Year 2000 Problem which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. There can be no guarantee that any estimates or other forward-looking statements will be achieved and actual results could differ significantly from those planned or contemplated. The Company plans to update the status of its Year 2000 program as necessary in its periodic filings and in accordance with applicable securities laws.


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Discussion and analysis of the Company's market risk is described in the Company's 10-K for the Fiscal year ended March 31, 1999. Through June 30, 1999, there have been no other material changes to the market risks described at March 31, 1999. Additionally, the Company does not anticipate any near-term changes in the nature of its market risk exposures or in management objectives and strategies with respect to managing such exposures.


                           PART II. OTHER INFORMATION


ITEMS 1 AND 3 THROUGH 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 2. CHANGES IN SECURITIES

(c)

a.      SECURITIES SOLD.

        Date of sale:  June 16, 1999

        Title and amount of securities:
               4,187,500 special warrants
               418,750 Agent's special warrants
               30,000 common shares

b.      UNDERWRITERS AND OTHER PURCHASERS.

        Names of principal underwriters, if any: Canaccord International (L) Corporation ("Agent")

        Class of persons to whom securities sold: 27 accredited investors

c.      CONSIDERATION.

        Aggregate offering price:
                US$3.00 per special warrant for an aggregate offering price of US$12,562,500

        Aggregate underwriting discounts or commissions:

               8% of gross proceeds of offering payable in cash to Agent 418,750 Agent's special warrants, which are convertible into Agent's warrants to purchase common shares at US$3.31 until June 16, 2000 for an aggregate amount of US$1,386,063


        Nature of transaction for sale of securities other than for cash, and aggregate consideration received: 30,000 common shares given to Canaccord as consideration for various corporate finance services rendered by the Agent to the Company in connection with the private placement, including acting as financial advisor to the Company. On June 16, 1999, the common shares had a fair market value of US$91,890 (GEB closed at US$3.063 on AMEX on June 16, 1999).

d. EXEMPTION FROM REGISTRATION CLAIMED.

        Exemption under Regulation S and Regulation D promulgated under the Securities Act of 1933, as amended

e. TERMS OF CONVERSION OR EXERCISE.

        Special warrants are converted into common shares for no additional consideration upon the earlier of 1) five days after receipt for the final prospectus is issued by the last of the securities regulatory authorities in British Columbia and Ontario, or 2) request for conversion made by special warrant holder after June 17, 1999, or 3) the date of June 16, 2000.

        Agent's special warrants are converted into an agent's warrant for no additional consideration upon the earlier of 1) five days after receipt for the final prospectus is issued by the last of the securities regulatory authorities in British Columbia and Ontario, or 2) request for conversion made by Agent after June 17, 1999, or 3) the date of June 16, 2000.

        Agent's warrants are exerciseable into common shares for no additional consideration upon payment of US$3.31 per agent's warrant until June 16, 2000.

f. USE OF PROCEEDS.

        Not applicable.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibits


                10.1 Agency Agreement - Special Warrant Private Placement, dated June 8, 1999 by and between the Company and Canacord International (L) Corporation.

                10.2 Special Warrant Indenture, dated June 16, 1999 by and between the Company and Montreal Trust Company of Canada.

                27 Financial Data Schedule (filed only electronically with the SEC)




                (b) Reports on Form 8-K


No reports on Form 8-K were filed during the three months ended June 30, 1999

                           GENETRONICS BIOMEDICAL LTD.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Genetronics Biomedical Ltd.




Date:                          By:
                8/13/99                                  /s/ Lois J. Crandell
          --------------------        -----------------------------------------------------------
                                              Lois J. Crandell, Chief Executive Officer
Date:                          By:
                8/13/99                                    /s/ Martin Nash
          --------------------        -----------------------------------------------------------
                                                 Martin Nash, Chief Financial Officer