Form 10-Q
period 1999-09-30
GENETRONICS BIOMEDICAL LTD
filed 1999-11-12
CIK 1055726

==============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of the Company's Common Stock, no par value, was 22,233,474 as of November 11, 1999.

                           GENETRONICS BIOMEDICAL LTD.


                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX



PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements                                                  Page
                                                                                     ----

               a)    Consolidated Balance Sheets
                     as of September 30, 1999 (Unaudited) and March 31, 1999.........  1

               b)    Consolidated Statements of Loss and Deficit
                     for the Three Months and Six Months Ended September 30, 1999
                     and 1998 (Unaudited)............................................  2

               c)    Consolidated Statements of Cash Flows for the Six Months Ended
                     September 30, 1999 and 1998 (Unaudited).........................  3

               d)    Notes to Consolidated Financial Statements......................  4

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................................  9

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........... 17

PART II. OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders................... 18

      Item 6.  Exhibits and Reports on Form 8-K...................................... 19

SIGNATURES........................................................................... 20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         GENETRONICS BIOMEDICAL LTD.


                         CONSOLIDATED BALANCE SHEETS


                                                        (In U.S. dollars)

                                                 September 30         March 31
                                                     1999               1999
                                                       $                  $
                                                  (Unaudited)           (Note)
--------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                          3,847,666           6,189,284
Short-term investments                             8,811,867                  --
Accounts receivable, net of allowance for
  uncollectible accounts of $ 61,493
  [March 31, 1999 - $19,685]                         784,481             776,648
Inventories [note 2]                                 837,647             655,906
Prepaid expenses and other                           125,432               6,095
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                              14,407,093           7,627,933
--------------------------------------------------------------------------------
Fixed assets, net                                  1,000,666           1,177,393
Other assets, net                                  1,190,966           1,002,318
--------------------------------------------------------------------------------
                                                  16,598,725           9,807,644
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued expenses              1,656,319           1,377,443
Current portion of obligations under
  capital leases                                      49,358              45,892
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                          1,705,677           1,423,335
--------------------------------------------------------------------------------
Obligations under capital leases                      92,806             118,384
Deferred rent                                          2,391               9,564
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                  1,800,874           1,551,283
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Share capital                                     28,956,472          28,357,863
Special Warrants [note 4]                         11,130,664                  --
Deficit                                          (25,186,648)        (19,998,501)
Cumulative translation adjustment                   (102,637)           (103,001)
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                        14,797,851           8,256,361
--------------------------------------------------------------------------------
                                                  16,598,725           9,807,644
================================================================================


Note: The Financial statements at March 31, 1999 are derived from Audited financial statements but do not include all of the footnote and other disclosures required by generally accepted accounting principles.


                           See accompanying notes.

                           GENETRONICS BIOMEDICAL LTD.

                           CONSOLIDATED STATEMENTS OF
                                LOSS AND DEFICIT
                                   (Unaudited)


                                                                  (In U.S. dollars)

                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                   SEPTEMBER 30                         SEPTEMBER 30
                                            1999               1998                1999                1998
                                              $                  $                   $                   $
--------------------------------------------------------------------------------------------------------------
REVENUE
Net sales                                1,081,300             956,715           1,780,378           1,771,120
License fee and milestone payments         333,334                  --             333,334                  --
Grant funding                               43,520              72,069             241,905             134,952
Revenues under collaborative research
and development arrangements                15,000                  --              15,000               6,000
Interest income                            176,410              37,576             244,693             107,425
--------------------------------------------------------------------------------------------------------------
                                         1,649,564           1,066,360           2,615,310           2,019,497
--------------------------------------------------------------------------------------------------------------

EXPENSES
Cost of sales                              438,856             431,971             765,593             812,605
Research and development                 1,672,757           2,368,353           3,642,620           3,851,588
Selling, general and administrative      1,407,742           1,352,414           3,014,406           2,351,163
Interest expense                             6,549               4,668              13,259               8,894
Restructuring  charges [note 5]            367,579                  --             367,579                  --
--------------------------------------------------------------------------------------------------------------
                                         3,893,483           4,157,406           7,803,457           7,024,250
--------------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                 (2,243,919)         (3,091,046)         (5,188,147)         (5,004,753)
Deficit, beginning of period           (22,942,729)        (15,308,371)        (19,998,501)        (13,394,664)
--------------------------------------------------------------------------------------------------------------
DEFICIT, END OF PERIOD                 (25,186,648)        (18,399,417)        (25,186,648)        (18,399,417)
==============================================================================================================
NET LOSS PER COMMON SHARE -
BASIC AND DILUTED [NOTE 3]                   (0.10)              (0.16)              (0.24)              (0.26)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES USED IN COMPUTING
NET LOSS PER SHARE                      22,017,670          19,177,250          21,846,316          19,167,928
==============================================================================================================


                             See accompanying notes

                           GENETRONICS BIOMEDICAL LTD.



                           CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                                   (Unaudited)

                                                             (In U.S. dollars)

                                                            SIX                 SIX
                                                       MONTHS ENDED         MONTHS ENDED
                                                       SEPTEMBER 30         SEPTEMBER 30
                                                           1999                 1998
                                                             $                    $
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the period                                  (5,188,147)         (5,004,753)
Items not involving cash:
Depreciation and amortization                               248,643             178,755
Changes in working capital items:
  Accounts receivable                                        (7,833)           (224,167)
  Inventories                                              (181,741)            (27,022)
  Prepaid expenses and other                               (119,337)              2,950
  Accounts payable and accrued expenses                     278,876             481,450
  Deferred rent                                              (7,173)             (7,172)
----------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                        (4,976,712)         (4,599,959)
----------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of short-term investments                       (8,811,867)                 --
Purchase of capital assets                                  (26,712)           (321,496)
Increase in other assets                                   (233,852)           (185,602)
----------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                        (9,072,431)           (507,098)
----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Payments on obligations under capital leases                (22,112)              3,517
Proceeds from issuance of Special Warrants - net         11,222,554                  --
Proceeds from issuance of common shares - net               506,719             225,044
----------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                    11,707,161             228,561
----------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                         364             (29,028)
----------------------------------------------------------------------------------------
                                                                364             (29,028)
----------------------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                    (2,341,618)         (4,907,524)
Cash and cash equivalents, beginning of period            6,189,284           6,521,990
----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  3,847,666           1,614,466



                             See accompanying notes

                           GENETRONICS BIOMEDICAL LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                (In U.S. dollars)

1.    BASIS OF PRESENTATION

      The Consolidated Statements of Loss and Deficit for the three-month and six-month periods ended September 30, 1999 and 1998, the Consolidated Balance Sheets as of September 30, 1999, and the Consolidated Statements of Cash Flows for the six-month periods ended September 30, 1999 and 1998 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented, have been made.


      Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in Canada have been omitted. It is suggested that the present consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 1999 included in the Genetronics Biomedical Ltd. Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended September 30, 1999 are not necessarily indicative of the results for the full year.

      In these financial statements, the Company has adopted the new cash flow statement recommendations of the Canadian Institute of Chartered Accountants. Accordingly, the comparative periods presented have been restated to exclude non-cash investing and financing transactions.

2.    INVENTORIES

      Inventories consist of the following:

                                                      (In U.S. dollars)

                                       September 30, 1999               March 31, 1999
                                       ------------------               --------------
         Raw Materials                        445,421                       401,634
         Work in process                       69,011                        81,863
         Finished Goods                       323,215                       172,409
                                              -------                       -------
                                              837,647                       655,906
                                              -------                       -------


3.    PER SHARE DATA

      Basic loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive, basic and diluted share as presented on the consolidated statements of loss and deficit are the same.



4.    SHARE CAPITAL

Authorized Share Capital

      On July 26, 1999 the shareholders approved deletion of the special rights and restrictions attached to the 100,000,000 Class A preferred shares and replacement with new Class A preferred shares which allow the Directors to create special rights and restrictions.

Stock Option Plan

      On July 26, 1999 the shareholders approved an amendment to the Company's 1997 Stock Option Plan to increase the number of authorized shares of Common Stock available for issuance under the Plan from 4,700,000 shares to 6,400,000 shares.

Private Placement

      On June 17, 1999 the Company closed a private placement of 4,187,500 special warrants at a price of US$ 3.00 per special warrant for gross proceeds of US$ 12,562,500 less expenses of US$ 1,431,836. The special warrants are convertible into common shares for no further consideration upon the earlier of
1) five days after receipt for the final prospectus is issued by the last of the securities regulatory authorities in British Columbia and Ontario, or 2) request for conversion made by special warrant holder after June 17, 1999, or 3) the date of June 16, 2000.

5.    RESTRUCTURING CHARGES

      During the three months ended September 30, 1999 the Company undertook a review of its operating structure to identify opportunities to improve operating effectiveness. As a result of this review certain staffing changes occurred and program review is underway. The Company also announced that its employment of two senior executives ended this quarter. The Company offered Separation Agreements to the two executives, based in part on employment agreements each had with the Company. In accordance with the staffing changes and the terms of the Employment Agreements the Company has accrued and recorded restructuring charges of $367,579 for the three months ended September 30, 1999. Subsequent to the end of the quarter the Company received notice from the senior executives of their decision to arbitrate the interpretation of a certain term of their employment agreements. Management believes that its interpretation of the terms of the employment agreements is accurate. The outcome of the arbitration cannot be determined at this time, however, should further amounts become payable as a result of the conclusion of the arbitration, the amounts will be accounted for in the period they are determined.

6.      SEGMENT INFORMATION

        The Company's reportable business segments include the BTX division and the Drug and DNA delivery division. The Company evaluates performance based on many factors including net results from operations before certain unallocated costs. The Company does not allocate interest income and expenses and general and administrative costs to its reportable segments. In addition, total assets are not allocated to each segment.

        Substantially all of the Company's assets and operations are located in the United States and predominantly all revenues are generated in the United States.

                                                 BTX      DRUG AND DNA DELIVERY
                                               DIVISION        DIVISION            TOTAL
                                                  $                $                 $
------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 1999
Reportable segment revenue                    1,077,430          395,724         1,473,154
------------------------------------------------------------------------------------------
Add reconciling items
  Interest income                                                                  176,410
------------------------------------------------------------------------------------------
Total revenue                                                                    1,649,564
------------------------------------------------------------------------------------------

Net results of reportable segment               172,165       (1,492,488)       (1,320,323)
------------------------------------------------------------------------------------------
Add (deduct) reconciling items
  Interest income                                                                  176,410
  General and administrative                                                    (1,093,457)
  Interest expense                                                                  (6,549)
------------------------------------------------------------------------------------------
Net loss                                                                        (2,243,919)
===========================================================================================


                                                      BTX    DRUG AND DNA DELIVERY
                                                   DIVISION       DIVISION          TOTAL
                                                       $              $                $
--------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 1998
Reportable segment revenue                          956,715         72,069         1,028,784
--------------------------------------------------------------------------------------------
Add reconciling items
  Interest income                                                                     37,576
--------------------------------------------------------------------------------------------
Total revenue                                                                      1,066,360
--------------------------------------------------------------------------------------------

Net results of reportable segment                   208,224     (2,223,356)       (2,015,132)
--------------------------------------------------------------------------------------------
Add (deduct) reconciling items
  Interest income                                                                     37,576
  General and administrative                                                      (1,108,822)
  Interest expense                                                                    (4,668)
--------------------------------------------------------------------------------------------
Net loss                                                                          (3,091,046)
============================================================================================

                                                  BTX        DRUG AND DNA DELIVERY
                                                DIVISION            DIVISION                TOTAL
                                                    $                   $                     $
----------------------------------------------------------------------------------------------------
SIX MONTHS ENDED SEPTEMBER 30, 1999
Reportable segment revenue                      1,776,509              594,108             2,370,617
----------------------------------------------------------------------------------------------------
Add reconciling items
  Interest income                                                                            244,693
----------------------------------------------------------------------------------------------------
Total revenue                                                                              2,615,310
----------------------------------------------------------------------------------------------------

Net results of reportable segment                  37,631           (3,144,383)           (3,106,752)
----------------------------------------------------------------------------------------------------
Add (deduct) reconciling items
  Interest income                                                                            244,693
  General and administrative                                                              (2,312,829)
  Interest expense                                                                           (13,259)
----------------------------------------------------------------------------------------------------
Net loss                                                                                  (5,188,147)
====================================================================================================


                                                   BTX        DRUG AND DNA DELIVERY
                                                 DIVISION            DIVISION               TOTAL
                                                    $                    $                    $
----------------------------------------------------------------------------------------------------
SIX MONTHS ENDED SEPTEMBER 30, 1998
Reportable segment revenue                      1,771,120              140,952             1,912,072
----------------------------------------------------------------------------------------------------
Add reconciling items
  Interest income                                                                            107,425
----------------------------------------------------------------------------------------------------
Total revenue                                                                              2,019,497
----------------------------------------------------------------------------------------------------

Net results of reportable segment                 306,947           (3,573,882)           (3,266,935)
----------------------------------------------------------------------------------------------------
Add (deduct) reconciling items
  Interest income                                                                            107,425
  General and administrative                                                              (1,836,349)
  Interest expense                                                                            (8,894)
----------------------------------------------------------------------------------------------------
Net loss                                                                                  (5,004,753)
====================================================================================================


7.    GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES

        These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP), which, in the case of the Company, conform in all material respects with those in the United States (U.S. GAAP) and with the requirements of the Securities and Exchange Commission (SEC), except as described below.

        The impact of significant variations to U.S. GAAP on the consolidated statements of loss and deficit are as follows:


----------------------------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                           SEPTEMBER 30        SEPTEMBER 30       SEPTEMBER 30,     SEPTEMBER 30,
                                              1999                 1998               1999               1998
                                               $                    $                  $                   $
Loss for the period, Canadian GAAP         (2,243,919)         (3,091,046)         (5,188,147)         (5,004,753)

Adjustment for stock based
compensation - non-employees                 (222,132)           (218,962)           (324,675)           (285,759)

Loss for the period, U.S. GAAP             (2,466,051)         (3,310,008)         (5,512,822)         (5,290,512)
=================================================================================================================
Unrealized losses from short
term investments                               (5,778)                 --              (5,778)                 --

Unrealized gains (losses)
on foreign currency translation                 3,184                 265                 364             (29,028)

Comprehensive loss for the
period, U.S. GAAP                          (2,468,645)         (3,309,743)         (5,518,236)         (5,619,540)
=================================================================================================================
Loss per share, U.S. GAAP                       (0.11)              (0.17)              (0.25)              (0.28)
=================================================================================================================
Weighted average number
of shares, U.S. GAAP                       22,017,670          19,177,250          21,846,316          19,167,928
=================================================================================================================



The impact of significant variations to U.S. GAAP on the Consolidated Balance Sheet items is as follows:


                   SEPTEMBER 30, 1999   MARCH 31, 1999
                           $                   $
-------------------------------------------------------
Share capital         30,714,391          29,791,107
Deficit              (26,944,567)        (21,431,745)
=======================================================

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

      GENERAL

      Through its Drug and DNA delivery Division, Genetronics is engaged in developing drug and DNA delivery systems based on electroporation to be used in the site-specific treatment of disease. Through its BTX Division, the Company develops, manufactures, and sells electroporation equipment to the research laboratory market.

      In the past the Company's revenues primarily reflected, through the BTX Division, product sales to the research market and research grants. In October 1998 the Company entered into a comprehensive License and Development Agreement and a Supply Agreement with Ethicon, Inc., a Johnson & Johnson company, involving Genetronics' proprietary drug and DNA delivery system for the electroporation therapy treatment of cancer. As part of the License and Development Agreement, the Company received an up-front licensing fee. The Company has received milestone payments and will be receiving future milestone payments if and when milestones are met. The Company recently announced that Ethicon Inc. transferred its responsibilities and obligations under the License and Development and Supply Agreements to Ethicon Endo-Surgery, Inc., which is also a Johnson & Johnson company.

      Until the commercialization of clinical products pursuant to the License and Development and Supply Agreements, the Company expects revenues to continue to be attributable to product sales to the research market, milestone payments, grants, collaborative research arrangements, and interest income.

      Due to the expenses incurred in the development of the drug and DNA delivery systems, the Company has been unprofitable in the last five years. As of September 30, 1999 the Company has incurred a cumulative deficit of $ 25,186,648. The Company expects to continue to incur substantial operating losses in the future due to continued spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities.

      RESULTS OF OPERATIONS

      Revenues

      The Company produced net sales of $1,081,300 for the three months ended September 30, 1999, compared with net sales of $956,715 for the three months ended September 30, 1998, which meant an increase of $ 124,585, or 13%. The increase in the second quarter of 1999 over the same quarter of the previous year was partially a result of the introduction of a new product, the ECM630, an Exponential Decay Wave Electroporation system which utilizes a Precision Pulse Technology, the new BTX Platform technology, and all-new digital user interface. The ECM630 is expected to assist the Company`s efforts to further increase sales to Europe.

       For the six months ended September 30, 1999 the net sales in the amount of $ 1,780,378 were at the same level as the $ 1,771,120 net sales for the same six-month period of the previous year.

      Revenues from grant funding decreased from $72,069 for the three months ended September 30, 1998 to $43,520 for the three months ended September 30, 1999. For the six months ended September 30, 1999 the Company recorded revenues from grant funding in the amount of $ 241,905, compared to $ 134,952 for the six months ended September 30, 1998. The lower grant revenues in the second quarter of 1999 compared to the second quarter of 1998 were primarily a result of decreased activities within the Oncology field for which a two-year Phase II SBIR grant was awarded to the Company by the NIH in September 1997. Revenues from grant funding may fluctuate from period to period based on the level of grant funding awarded.

      In September 1999 the Drug and DNA delivery Division recorded milestone payments in the amount of $333,334. The milestones were part of the Licensing Agreement with Ethicon Endo-Surgery, Inc. involving the use of the Medpulser system for Electroporation Therapy in the treatment of solid tumor cancer. Milestone payments may fluctuate from period to period due to the timing of milestone achievements and the amount of milestone payments.

      Interest income for the three months and six months ended September 30, 1999 in the amount of $176,410 and $ 244,693, respectively, increased significantly compared to the three months and six months ended September 1998 in the amount of $37,576 and $107,425, respectively, as a result of the proceeds from the private placement in June 1999 which were invested in interest bearing instruments.

      Cost Of Sales

      Cost of sales increased slightly from $431,971 for the three months ended September 30, 1998 to $438,856 for the three months ended September 30, 1999 as a result of higher net product sales. The cost of sales in the amount of $765,593 for the six months ended September

30, 1999 decreased by $47,012 or 5.8% compared with cost of sales in the amount of $ 812,605 for the same period of the previous year as a result of cost reductions in the manufacturing department and changes in product mix.

      Gross Profit and Gross Margin

      Primarily due to higher sales, the gross profit for the three months ended September 30, 1999, in the amount of $642,444, increased by $117,700, or 22%, compared with $524,744 for the three months ended September 30, 1998. The gross profit margin of 59% for the three months ended September 30, 1999 was 4% higher than the gross profit margin of 55% for the three months ended September 30, 1998, a result of the higher contribution margin for the three months ended September 30, 1999 and changes in product mix.

      Gross profit for the six months ended September 30, 1999 in the amount of $ 1,014,785 increased by $ 56,270, or 6%, compared with the gross profit in the amount of $958,515 for the six months ended September 30, 1998. The gross profit margin increased from 54% for the six months ended September 30, 1998 to 57% for the six months ended September 30, 1999.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses, which include advertising, promotion and selling expenses, increased slightly by $55,328, or 4%, from $1,352,414 for the three months ended September 30, 1998 to $1,407,742 for the three months ended September 30, 1999. Included in the $1,407,742 for the three months ended September 30, 1999 are sales and marketing expenses for research products in the amount of $314,285 and expenses in the amount of $278,073 incurred by activities in the investor relations department. As part of a restructuring staffing changes have been initiated in the second quarter of 1999 which should result in future reductions of selling, general and administrative expenses.

      For the six months ended September 30, 1999 selling, general and administrative expenses in the amount of $3,014,406 increased by $663,243, or 28%, compared to the selling, general and administrative expenses in the amount of $2,351,163 for the six months ended September 30, 1998. The increase was partially a result of higher personnel expenses due to an increase in salaries and an increase in headcount since fall of 1998 and higher amortization and depreciation expenses attributable to patent costs and fixed asset additions of previous periods. Sales and marketing expenses in the BTX Division increased as a result of marketing efforts in order to promote the newly introduced ECM630.

      Research and Development/Clinical Trials

      Research and development costs decreased by $695,596, or 29%, from $2,368,353 for the three months ended September 30, 1998 to $1,672,757 for the three months ended September 30, 1999, partially as a result of lower clinical trial costs due to the completion of Phase II Head & Neck clinical trials in the United States and Canada. Currently, in collaboration with Ethicon Endo-Surgery, Inc., the Company's corporate partner in oncology, protocols are being finalized for a Phase III clinical trial for treatment of advanced head and neck cancer.

      Reduced expenses in the transdermal and vascular therapy areas, as the result of a shift in the Company's primary focus to oncology and gene therapy, also contributed to the lower research and development expenses.

      For the six months ended September 30, 1999 the research and development costs in the amount of $3,642,620 decreased by $208,968, or 5%, compared to the research and development expense in the amount of $3,851,588 for the six months ended September 30, 1998 as a result of lower expenses in the transdermal and vascular therapy areas.

      Restructuring Charges

      During the three months ended September 30, 1999 the Company undertook a review of its operating structure to identify opportunities to improve operating effectiveness. As a result of this review certain staffing changes occurred and program review is underway. The Company also announced that its employment of two senior executives ended this quarter. The Company offered Separation Agreements to the two executives, based in part on employment agreements each had with the Company. In accordance with the staffing changes and the terms of the Employment Agreements the Company has accrued and recorded restructuring charges of $367,579 for the three months ended September 30,1999. Subsequent to the end of the quarter the Company received notice from the senior executives of their decision to arbitrate the interpretation of a certain term of their employment agreements. Management believes that its interpretation of the terms of the employment agreements is accurate. The outcome of the arbitration cannot be determined at this time, however, should further amounts become payable as a result of the conclusion of the arbitration, the amounts will be accounted for in the period they are determined.

      Net results of reportable segments (Net results of reportable segments do not include unallocated costs such as interest income and expense and general and administrative costs)

      The BTX Division reported net results in the amount of $172,165 for the three months ended September 30, 1999 compared to net results in the amount of $208,224 for the three months ended September 30, 1998, which meant a decrease in the amount of $36,059, or 17%. The decrease was the result of increased sales and marketing expenses and increased engineering expenses to upgrade BTX instruments for CE mark compliance, which more than offset the increase in net sales.

      For the six months ended September 30, 1999 the BTX Division reported net results in the amount of $ 37,631 which meant a decrease in the amount of $ 269,316, or 88%, primarily a result of increased engineering and sales and marketing expenses.

      The Drug and DNA delivery Division reported net expenditures in the amount of $1,492,488 for the three months ended September 30, 1999 compared to $ 2,223,356 for the three months ended September 30, 1998, a decrease of $730,868, or 33%. The lower net expenditures were primarily a result of lower clinical trial costs due to the completion of Phase II clinical trials and lower expenses in the transdermal and vascular therapy areas.

      For the six months ended September 30, 1999 the Drug and DNA delivery Division reported net expenditures in the amount of 3,144,383, a decrease in the amount of $429,499, or 12%, compared to net expenditures in the amount of $3,573,882 for the six months ended September 30, 1998.

      Net Loss

      For the three months ended September 30, 1999, the Company recorded a net loss of $2,243,919, compared with a net loss of $3,091,046 for the three months ended September 30, 1998, a decrease of $847,127, or 27%. The lower net loss is primarily a result of increased revenues and slightly decreased operating expenses. The net loss in the amount of $5,188,147 for the six months ended September 30, 1999 was $183,394, or 4%, higher than the net loss in the amount of $ 5,004,753 for the same period of the previous year, a result of higher operating expenses in the first three months of the respective six-month periods which more than offset increased revenues.

      The Company does not believe that inflation has had a material impact on its result of operations.



LIQUIDITY AND CAPITAL RESOURCES

      During the last five fiscal years, the Company's primary uses of cash have been to finance research and development activities, including preclinical and clinical trials in the Drug and DNA delivery Division. The Company has satisfied its cash requirements principally from proceeds from the sale of equities. In June 1999 the Company closed a private placement of 4,187,500 special warrants at a price of $3.00 per special warrant for net proceeds to the Company of $11,130,664. Each warrant entitles the holder to acquire one common share in the capital of the Company at no additional cost upon exercise.

      As of September 30, 1999, the Company had working capital of $12,701,416, compared to $6,204,598, as of March 31, 1999. The increase was primarily a result of above-mentioned private placement. On September 30, 1999, the Company's cash, cash equivalents and short term investments amounted to $12,659,533. Cash flows used in operating activities were $4,976,712 for the six months ended September 30, 1999 compared to $4,599,959 for the six months ended September 30, 1998, which meant an increase of $ 376,753, or 8.2%. The increase in cash used in operating activities compared to the six months ended September 30, 1998 was primarily attributable to the higher net loss for the six months ended September 30, 1999 and an inventory build-up of products in the Drug and DNA delivery Division as part of the Supply Agreement with Ethicon Endo-Surgery, Inc. in anticipation of the expected launch in Europe.

      In August 1999 the Company entered into a revolving credit agreement with a bank which provides the Company with the ability to borrow up to $2,000,000. Borrowings under this facility bear interest at the Bank's floating reference rate less a discount, or the London Inter Bank Offer Rate (LIBOR) plus a premium. Under the agreement outstanding balances are collaterized by assignment of cash accounts and short term investment accounts. The credit facility will expire on June 30, 2000. At September 30, 1999, there was no outstanding balance on the revolving line of credit.

      Receivables in the amount of $784,481 at September 30, 1999 were at the same level as the receivables in the amount of $776,648 at March 31, 1999.

      Inventories increased from $655,906 at March 31, 1999 to $837,647 at September 30, 1999, primarily due to a further build-up of inventory of Drug and DNA delivery products as part of the Supply Agreement with Ethicon Endo-Surgery, Inc. in anticipation of the expected launch in Europe

      Current liabilities increased from $1,423,335 at March 31, 1999 to $1,705,677, at September 30, 1999, primarily due to the accrual of restructuring charges.

      Cash flows used in investing activities was $9,072,431 for the six months ended September 30, 1999 compared to $507,098 for the six months ended September 30, 1998. The reason for the significant increase was that a large portion of the proceeds from the private placement in June 1999 was invested in short term instruments.

      The Company believes that its existing cash, cash equivalents, and short term investments will be sufficient to fund its operations at least through the next twelve months.

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

      The Company has completed the assessment and inventory phases of the Year 2000 compliance plan, and the preliminary testing of the Company's internal management information and other systems to verify their Year 2000 compliance status. The Company is conducting ongoing tests of mission-critical systems to ensure that they remain operational through the Year 2000. Based on the results of the work performed to date, the Company believes that the mission critical computer systems and applications used by the Company either are currently Year 2000 compliant, or will be brought into compliance as third-party Year 2000-related software upgrades or patches become available and are installed. These mission critical systems include:Accounting and Distribution Software, Telephone System, Security System, Customer Relations Management Software, and Clinical Report Database.

      The Company, in collaboration with its outside Year 2000 consultants, has examined the products manufactured in the BTX Division and has determined that the BTX products will not experience any Year 2000-related failures. In addition, the Company, in collaboration with its outside Year 2000 consultants, has examined the products produced by the Drug and DNA delivery Division, and has determined that these products will not experience any Year 2000-related failures.

      In addition to examining the Company's internal Year 2000 compliance issues, the Company has contacted the critical companies in the Company's supply and distribution chain in order to ensure that they are Year 2000 compliant, and that there will be no interruption of the Company's business operations due to Year 2000 failures. The Company has evaluated the responses received from these companies and is taking steps to ensure that there will not be Year 2000-related issues with these companies. The Company is also evaluating the Year 2000 compliance status of other critical business dependencies, including business partners, collaborators, and clinical test sites. As part of this effort, the Company is implementing a process to monitor the Year 2000 Compliance status of its key outside business dependencies up to and through the Year 2000. However, the Company cannot guarantee the compliance status of third parties, and the failure of key suppliers, distributors, business partners, or customers to become Year 2000 compliant on a timely basis, or at all, could have a material adverse effect on the Company.

      The Company has developed and is in the process of implementing and documenting a contingency plan which will be used by the Company in the event that Year 2000 failures occur which affect critical operations. Towards this end, the Company has formed a contingency planning team, which includes management and information technology staff, to address Year 2000 issues as they arise, notwithstanding the efforts described above to identify and eliminate such problems. The most serious Year 2000 risks for the Company are related to its ability to continue production of products, as well as distribute those products to its customers. To reduce the risk of Year 2000-related disruption, the Company has increased the inventory levels for its key product components to ensure that a sufficient amount will be available to meet the expected demand in the first and second quarters of the Year 2000. In addition, the Company has identified and contacted secondary sources of supply, distribution, and manufacture of its key products, which will enhance the Company's ability to provide continued product flow in the event that a primary source is unable to provide service due to Year 2000 disruptions. For several of the products where assembly has been outsourced to third parties, in addition to utilizing secondary sources, the Company has the capability to perform the assembly in-house if necessary. Also, the Company is working with its primary bank to ensure that fund transfers from the Company's overseas distributors will not be disrupted by Year 2000 problems. Where there is doubt about the ability of an overseas distributor to make timely payment, the Company is evaluating alternative payment arrangements such as full or partial prepayment. Finally, the Company has developed a contingency plan to maintain critical business operations functions in the event there is a sustained lack of availability of key infrastrucrture services such as telecommunications and electric power. The plan includes obtaining access to off-site resources in various locations in the event that the infrastructure failures are localized. While the Company's contingency plans will mitigate the impact of Year 2000 problems on the Company's operations, it is unlikely that any contingency plan can fully mitigate the impact of significant business disruptions among key suppliers or customers. In any event, even where the Company has developed contingency plans, there can be no assurance that such plans will address all the problems that may arise, or that such plans, even if implemented, will be successful.

      The Company has established a Year 2000 budget to address Year 2000 issues. The total cost of these year 2000 compliance activities to date have not been material to the Company's financial condition or its operating results. In addition to utilizing outside resources for the Company's Year 2000 program, the Company is devoting necessary internal resources to the Year 2000 compliance program. The Company is including the internal costs incurred as part of the Company's Year 2000 expenditures in this disclosure. The Company will continue to review and update data for costs incurred related to the Year 2000 and will revise forecasted costs each quarter. To date, the costs incurred for Year 2000 compliance activities have been approximately $15,000 internally and $ 25,000 for external resources. Based on the Company's Year 2000 review to date, the Company does not believe that the incremental costs of addressing Year 2000 issues will have a material adverse effect on the Company's consolidated results of operations, liquidity and capital resources. Given the fact that the Company's Year 2000 Plan is essentially completed, the Company does not expect to make significant Year 2000-related expenditures in the future.

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

The Company has invested its excess cash, cash equivalents, and short-term investments in U.S. government, municipal, and corporate debt securities with high quality credit ratings and an average maturity of no more than six months. These investments are not held for trading or other speculative purposes. Given the short-term nature of these investments, and that the Company has no borrowings outstanding, the Company is not subject to significant interest rate risk.

                             PART II. OTHER INFORMATION


ITEMS 1, 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Shareholders held on July 26, 1999, the following proposals were adopted by the margins indicated:

1. Ernst & Young LLP, Chartered Accountants, were appointed auditors of the Company by the Shareholders until the next annual general meeting of the shareholders of the Company, and the Directors were authorized to fix the remuneration of the auditors. The total number of votes cast for, against, and withheld or abstained was 7,240,532 and 47,557 and 214, respectively.

2. The following eight Directors were elected to serve until the next annual general meeting of the shareholders or until his or her successor is duly elected or appointed, unless his or her office is earlier vacated in accordance with the Articles of the Company or he or she becomes disqualified to act as a Director.

                                                         Votes Withheld or
       Name                  Votes For   Votes Against   Votes Abstained
       ----                  ---------   -------------   ---------------
Gunter A. Hofmann             7,239,483         0            48,820
Lois J. Crandell              7,239,483         0            48,820
Martin Nash                   7,239,483         0            48,820
Suzanne L. Wood               7,178,393         0           109,910
Stan Yakatan                  7,175,893         0           112,410
James L. Heppell              7,238,683         0            49,620
Gordon J. Politeski           7,174,393         0           113,910
Wayne Schnarr                 7,187,293         0           101,010

3. The Shareholders approved deletion of the special rights and restrictions attached to the 100,000,000 Class A preferred shares ("Old Class A Shares"), and replacement with new class A preferred shares ("New Class A Shares"). The New Class A Shares allow the Directors to, before the issuance of shares of any particular series within the Class, alter the memorandum and the Articles of the Company to fix the number of shares in the series and to determine the special rights and restrictions attaching to shares of that series, and to alter the Memorandum and the Articles of the Company to create, define, and attach the preferences, special rights and restrictions, privileges, conditions and limitations attaching to the shares of that series. The total number of votes cast for, against, and withheld or abstained was 3,207,018, 116,827, and 4,571, respectively. The number of shares not voted was 3,959,887.

4. The Shareholders approved two separate resolutions that served to amend the Company's 1997 Stock Option Plan to increase the number of authorized shares of Common Stock available for issuance under the Plan from 4,700,000 shares to 6,400,000 shares. The total number of votes cast for, against, and withheld or abstained with respect to the first resolution was 1,324,420, 108,528, and 1,895,468, respectively. The number of shares not voted was 3,959,887. The total number of votes cast for, against, and withheld or abstained with respect to the second resolution was 1,301,414, 128,834, and 1,898,168, respectively. The number of shares not voted was 3,959,887.

5. A resolution was passed by the Shareholders approving the Company's action, should it carry out one or more private placements, to issue its securities within any six month period during the twelve months following the Annual General Meeting, in an amount of shares that exceeds 25% of the Company's issued and outstanding shares (on a non-diluted basis), subject to regulatory approval. The total number of votes cast for, against, and withheld or abstained was 3,114,476, 202,969, and 10,971, respectively. The number of shares not voted was 3,959,887.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      10.1 Lease Agreement by and between the Registrant and Nexus Sorrento Glen LLC dated August 26, 1999(1)

      10.2 Trade Credit Agreement by and between the Registrant and Union Bank of California dated August 6, 1999

      10.3 Promissory Note - Trade Finance - Base Rate by the Registrant to Union Bank of California dated August 6, 1999

      10.4 Promissory Note - Base Rate by the Registrant to Union Bank of California dated August 6, 1999

      27    Financial Data Schedule (filed only electronically with the SEC)




      (b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the three months ended September 30, 1999



--------
(1) Filed as an exhibit to Registrant's Form S-1 on October 4, 1999 and incorporated herein by reference

                         GENETRONICS BIOMEDICAL LTD.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               Genetronics Biomedical Ltd.




Date: 11/12/99                 By:  /s/ Martin Nash
      ------------------           ---------------------------------------------
                                   Martin Nash, Chief Executive Officer
                                   and Chief Financial Officer