Form 10-K405/A
period 1999-03-31
GENETRONICS BIOMEDICAL LTD
filed 1999-12-22
CIK 1055726

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

               _______________________ TO _______________________

                           COMMISSION FILE NO. 0-29608
                           GENETRONICS BIOMEDICAL LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        BRITISH COLUMBIA, CANADA                       33-0024450
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification No. for
                                                   Genetronics, Inc.)

       11199 SORRENTO VALLEY ROAD                      92121-1334
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

    Certain Exhibits filed with the registrant's Form 20-F for the period ended February 28, 1998 and Registration Statement on Form S-1 (333-88427) filed on October 5, 1999 are incorporated herein by reference into Part IV of this Report.

------------

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

                              EXPLANATORY STATEMENT

         This Amendment No. 1 to the Annual Report on Form 10-K for Genetronics Biomedical LTD. (the "Company") for the fiscal year ended March 31, 1999 is being filed to amend Items 6 and 12 in their entirety, Item 11 as to portions thereof and Item 14 (a) (3) and (c) by adding certain Exhibits.

                                     PART I

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    Item 6 is hereby replaced in its entirety as follows:

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

FISCAL PERIODS ENDING             MARCH 31, 1999  MARCH 31, 1998  FEB 28, 1997 FEB 29, 1996  FEB 28, 1995
---------------------             --------------  --------------  ------------ ------------  ------------
Period End                            1.5114          1.4223         1.3556       1.3752        1.4005
Average                               1.5031          1.3994         1.3566       1.3767        1.3778
Period's High                         1.5845          1.4686         1.3752       1.4077        1.4132
Period's Low                          1.4144          1.3594         1.3381       1.3458        1.3424

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

                                         12 MONTHS     13 MONTHS    12 MONTHS    12 MONTHS   12 MONTHS
      FISCAL PERIODS ENDED                3/31/99       3/31/98      2/28/97      2/29/96     2/28/95
      --------------------               ---------     ---------    ---------    ---------   ---------
Net Sales                                3,434,105     3,097,198    3,040,734    2,512,131   2,237,404
License Fee and milestone payments       4,500,000             0            0            0           0
Interest Income                            300,911       427,498       71,206       64,160           0
Research Revenue                           387,183       134,094       47,439      105,292     248,827
Net Loss for Period
    Canadian GAAP(1)                     (6,603,837)   (7,596,666)  (2,994,610)  (1,876,426)  (651,423)
    United States GAAP                   (7,150,537)   (7,904,166)  (3,330,110)  (2,033,326)  (738,067)

Net Loss per Common Share
    Canadian GAAP                            (0.33)      (0.43)      (0.24)      (0.17)      (0.13)
    United States GAAP                       (0.35)      (0.44)      (0.26)      (0.18)      (0.14)
Total Assets
    Canadian GAAP                        9,807,644   9,242,887   4,161,129   4,318,264   2,936,666
    United States GAAP                   9,807,644   9,242,887   4,161,129   4,318,264   2,936,666
Deferred Rent                                9,564      23,904      25,105       7,893      13,813
Dividends per Share                              0           0           0           0           0

(1) GAAP means Generally Accepted Accounting Principles

ITEM 11. EXECUTIVE COMPENSATION

    The portions of Item 11 under the captions "Summary Compensation Table" and "Option/SAR Grants Table" are hereby replaced in their entirety as follows:

    The following table sets forth the compensation of each of the named executive officers of the Company for the last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                         ANNUAL COMPENSATION            COMPENSATION
                                                ------------------------------------  -----------------
                                                                                         SECURITIES
                                         YEAR         SALARY              BONUS          UNDERLYING            ALL OTHER
     NAME AND PRINCIPAL POSITION          (1)           ($)                ($)         OPTIONS/SARs(3)      COMPENSATION(4)
--------------------------------------  ------  -----------------  ----------------- ------------------  ------------------
Gunter A. Hoffman                        1999        179,785            35,200            135,200               14,083
Chairman, and Chief Scientific Officer   1998        188,923               -0-             25,000               13,383
                                         1997        160,539            32,000            105,000                7,090

Lois J. Crandell                         1999        179,990            43,125            143,125               14,065
Director, President and CEO              1998        184,465               -0-             65,000               13,244
                                         1997        149,688            37,500            100,000               12,255

Martin Nash                              1999        140,573            27,200            127,200                7,520
Director, Senior Vice President(2)       1998        143,096               -0-             25,000(5)            12,241
                                         1997        115,000            23,000             97,000               11,957

------------

(1) For 1998 and 1999, the fiscal year ended March 31. For 1997, the fiscal year ended February 28.

(2) On June 10, 1999 Martin Nash was appointed Chief Financial Officer of the Company.

(3) The Company does not have Stock Appreciation Rights. All noted securities are options.

(4) The noted Other Compensation includes cash contributions made by the Company to purchase, on the open market, common shares in the Company for the named executives' 401(k) accounts. Also included are amounts paid for life insurance premiums and that portion of automobile leases attributed to personal use and, for Lois Crandell, amounts paid for disability insurance premiums.

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

                             OPTION/SAR GRANTS TABLE

    The following table sets out stock options and stock appreciation rights granted to each Named Executive Officer during the fiscal year of the Company ended March 31, 1999:

                                                                                                   POTENTIAL REALIZABLE
                                                                                                    VALUE AT ASSUMED
                                 NUMBER OF        % OF TOTAL      EXERCISE                      ANNUAL RATES OF STOCK
                                SECURITIES       OPTIONS/SARs      OR BASE                      PRICE APPRECIATION FOR
                                UNDERLYING        GRANTED TO       PRICE                                OPTION TERM
                               OPTIONS/SARs      EMPLOYEES IN      (CDN$/       EXPIRATION   -----------------------------
          NAME                GRANTED (#)(1)      FISCAL YEAR     SECURITY)        DATE            5%($)          10% ($)
------------------------     ----------------  ---------------- ------------  -------------- --------------- ------------
Gunter A. Hofmann, Ph.D.           35,200             12%          $ 3.74         July 7/03     $  21,097       $  61,098
                                  100,000                          $ 4.45        Oct. 19/03        71,894         207,257
Lois J. Crandell                   43,125             12%          $ 3.74         July 7/03        25,847          74,854
                                  100,000                          $ 4.45        Oct. 19/03        71,894         207,257
Martin Nash                        27,200             11%          $ 3.40         July 7/08        58,160         147,389
                                  100,000                          $ 4.05        Oct. 14/08       254,702         645,466

------------

(1) The Company does not have Stock Appreciation Rights. All noted securities are options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Item 12 is hereby replaced in its entirety as follows:

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

                                                               AMOUNT AND NATURE OF            PERCENT OF
                                                              BENEFICIAL OWNERSHIP OF           CLASS OF
                                                                      COMMON                     COMMON
           BENEFICIAL OWNER OF COMMON STOCK(1)                        STOCK(2)                   STOCK(2)
           ----------------------------------                 ----------------------           ----------
Johnson & Johnson Development Corporation
One Johnson & Johnson
Plaza, New Brunswick, New Jersey                                       2,242,611                   10.4%
Gunter A. Hofmann                                                      3,788,175(3)                16.9%
Lois J. Crandell                                                       3,788,175(4)                16.9%
Martin Nash                                                              554,661(5)                 2.6%
James L. Heppell                                                         150,500(6)                   *
Suzanne L. Wood                                                          120,000(7)                   *
Stan Yakatan                                                             266,400(8)                 1.2%
Wayne Schnarr                                                             85,000(9)                   *
Gordon Politeski                                                          85,000(10)                  *
All  Executive  Officers  and  Directors  as a group                   5,049,736                   23.3%
(11) persons

------------

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

(3) Includes 360,200 shares of Common Stock issuable pursuant to options exercisable within 60 days of May 28, 1999. Also includes 1,012,276 shares owned by Lois J. Crandell, Dr. Hofmann's wife. Dr. Hofmann disclaims beneficial ownership of Ms. Crandell's shares.

(4) Includes 353,125 shares of Common Stock issuable pursuant to options exercisable within 60 days of May 28, 1999. Also included 2,775,899 shares owned by Gunter A Hofmann, Ms. Crandell's husband. Ms. Crandell disclaims beneficial ownership of Dr. Hofmann's shares.

(5) Includes 174,200 shares of Common Stock issuable pursuant to options exercisable within 60 days of May 28, 1999.

(6) Includes 120,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of May 28, 1999, 10,000 shares owned by Mr. Heppell's wife, in which he disclaims beneficial ownership, 1,000 shares owned by Free Spirit Investment Ltd., which is owned 50% by Mr. Heppell and 50% by his wife and 200 shares owned by Full Moon Law Corporation, which is also owned 50% by Mr. Heppell and 50% by his wife.

(7) Includes 100,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of May 28, 1999.

(8) Includes 156,400 shares of Common Stock issuable pursuant to options exercisable within 60 days of May 28, 1999.

(9) Includes 85,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of May 28, 1999.

(10) Includes 85,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of May 28, 1999.

(11) Includes 1,433,925 shares of Common Stock issuable pursuant to options exercisable within 60 days of May 28, 1999.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

    The following management compensatory plans and arrangements are required to be filed as exhibits to this Report on Form 10-K pursuant to Item 14(c):

      EXHIBIT
      NUMBER                   DESCRIPTION OF DOCUMENT
      ------                   -----------------------
      3.1    Articles of Incorporation.(1)

      3.2    Bylaws.(1)

      10.1   1995 Incentive Stock Option Plan (the "1995 Plan").(1)

      10.2 Form of Nonstatutory Stock Option Agreement of Company pursuant to the 1995 Plan.(1)

      10.3   Form of Incentive Stock Option Agreement of Company pursuant to the
             1995 Plan.(1)

      10.4   Amended 1997 Incentive Stock Option Plan (the "Amended 1997
             Plan").(1)

      10.5 Form of Nonstatutory Stock Option Agreement of Company pursuant to the Amended 1997 Plan.(1)

      10.6   Form of Incentive Stock Option Agreement of Company pursuant to the
             Amended 1997 Plan.(1)

      10.7   Employment agreement dated January 9, 1995, Amendment No. 1 dated
             January 9, 1996 and Amendment No. 2 dated March 1, 1997 between the
             Company and Lois Crandell.(1)

      10.8   Employment agreement dated January 9, 1995, Amendment No. 1 dated
             January 9, 1996 and Amendment No. 2 dated March 1, 1997 between the
             Company and Gunter A. Hofmann, Ph.D.(1)

      10.9   Employment agreement dated January 9, 1995, Amendment No. 1 dated
             January 9, 1996 and Amendment No. 2 dated March 1, 1997 between the
             Company and Martin Nash.(1)

      10.10* Amendment Number 3 dated January 15, 1999 to Employment Agreement dated January 9, 1995, as amended, between the Company and Lois
             Crandell.

      10.11* Amendment Number 3 dated January 15, 1999 to Employment Agreement dated January 9, 1995, as amended between the Company and Gunter A.
             Hofmann, Ph.D.

      10.12* Amendment Number 3 dated January 15, 1999 to Employment Agreement dated January 9, 1995, as amended, between the Company and Martin
             Nash.

      10.13  401(k) Defined Contribution Plan of Company.(1)

      10.14  Lease (sublease) between the Company (as sub-leasee), Genix Botek,
            Inc. (as lessee) and Olen Property Corp (as landlord) dated April 7,
            1998.(1)

      10.15* Stock Purchase Agreement dated October 6, 1998 by and between the
             Company and Johnson & Johnson Development Corporation


      10.16 License and Development Agreement dated October 2, 1998 by and between the Company and Ethicon, Inc. (2)

      10.17 Supply Agreement dated October 2, 1998 by and between the Company and Ethicon, Inc.(2)

      21.1*  Subsidiaries of the Registrant


      23.1*  Consent of Ernst & Young, Independent Auditors.

      24.1*  Power of Attorney. Reference is made to page 47.

      27.1*  Financial Data Schedule

------------

 *  Previously filed.

(1) Incorporated by reference from the Form 20-F for the period ended February 28, 1998.

(2) Incorporated by reference from the Registration Statement on Form S-1 filed on October 5, 1999.

                                    SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, County of San Diego, State of California, on the 22nd day of December, 1999.

                                 GENETRONICS BIOMEDICAL LTD.

                                 By:  /s/ Martin Nash
                                      -------------------------------------
                                      Martin Nash
                                      President, Chief Executive Officer
                                      and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                    NAME                                  POSITION                                  DATE
                    ----                                  -------                                   ----
           /s/ GUNTER A. HOFMANN*              Director                                        December 22, 1999
--------------------------------------------
              Gunter A. Hofmann

               /s/ MARTIN NASH                 President, Chief Executive Officer,             December 22, 1999
--------------------------------------------
                 Martin Nash                   Chief  Financial   Officer,   and  Director
                                               (Principal  Executive Officer and Principal
                                               Financial Officer)

            /s/ JAMES L. HEPPELL*              Director                                        December 22, 1999
--------------------------------------------
              James L. Heppell

                                               Director                                        December 22, 1999
---------------------------------------------
              Gordon Politeski

                                               Director                                        December 22, 1999
---------------------------------------------
                Wayne Schnarr

              /s/ STAN YAKATAN*                Director                                        December 22, 1999
---------------------------------------------
                Stan Yakatan

            /s/ SUZANNE L. WOOD*               Director                                        December 22, 1999
--------------------------------------------
               Suzanne L. Wood

* By: /s/ Martin Nash
     ----------------------------------------
          Martin Nash
          Attorney-in-fact

                                  EXHIBIT INDEX

      EXHIBIT
      NUMBER                     DESCRIPTION OF DOCUMENT
      -----                      -----------------------
      3.1    Articles of Incorporation.(1)

      3.2    Bylaws.(1)


      10.1   1995 Incentive Stock Option Plan (the "1995 Plan").(1)

      10.2 Form of Nonstatutory Stock Option Agreement of Company pursuant to the 1995 Plan.(1)

      10.3   Form of Incentive Stock Option Agreement of Company pursuant to the
             1995 Plan.(1)

      10.4   Amended 1997 Incentive Stock Option Plan (the "Amended 1997
             Plan").(1)

      10.5 Form of Nonstatutory Stock Option Agreement of Company pursuant to the Amended 1997 Plan.(1)

      10.6   Form of Incentive Stock Option Agreement of Company pursuant to the
             Amended 1997 Plan.(1)

      10.7   Employment agreement dated January 9, 1995, Amendment No. 1 dated
             January 9, 1996 and Amendment No. 2 dated March 1, 1997 between the
             Company and Lois Crandell.(1)

      10.8   Employment agreement dated January 9, 1995, Amendment No. 1 dated
             January 9, 1996 and Amendment No. 2 dated March 1, 1997 between the
             Company and Gunter A. Hofmann, Ph.D.(1)

      10.9   Employment agreement dated January 9, 1995, Amendment No. 1 dated
             January 9, 1996 and Amendment No. 2 dated March 1, 1997 between the
             Company and Martin Nash. (1)

      10.10* Amendment Number 3 dated January 15, 1999 to Employment Agreement dated January 9, 1995, as amended, between the Company and Lois
             Crandell.

      10.11* Amendment Number 3 dated January 15, 1999 to Employment Agreement dated January 9, 1995, as amended between the Company and Gunter A.
             Hofmann, Ph.D.

      10.12* Amendment Number 3 dated January 15, 1999 to Employment Agreement dated January 9, 1995, as amended, between the Company and Martin
             Nash.

      10.13  401(k) Defined Contribution Plan of Company.(1)

      10.14  Lease (sublease) between the Company (as sub-leasee), Genix Botek,
             Inc. (as lessee) and Olen Property Corp (as landlord) dated April 7,
             1998.(1)

      10.15* Stock Purchase Agreement dated October 6, 1998 by and between the
             Company and Johnson & Johnson Development Corporation.

      10.17 License and Development Agreement dated October 2, 1998 by and between the Company and Ethicon, Inc. (2)

      10.18 Supply Agreement dated October 2, 1998 by and between the Company and Ethicon, Inc. (2)

      21.1*  Subsidiaries of the Registrant.


      23.1*  Consent of Ernst & Young, Independent Auditors.

      24.1*  Power of Attorney. Reference is made to page 47.

      27.1*  Financial Data Schedule.

------------
 *  Previously filed.

(1) Incorporated by reference from the Form 20-F for the period ended February 28, 1998.

(2) Incorporated by reference from the Registration Statement on Form S-1 filed on October 5, 1999.