Form 10-Q
period 1999-12-31
GENETRONICS BIOMEDICAL LTD
filed 2000-02-10
CIK 1055726

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

         Company's telephone number, including area code: (858) 597-6006

        Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----    -----

        The number of shares outstanding of the Company's Common Stock, no par value, was 22,354,474 as of January 31, 2000.

                           GENETRONICS BIOMEDICAL LTD.


                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                      INDEX


PART I. FINANCIAL INFORMATION

                                                                                         Page
                                                                                         ----
        Item 1.  Financial Statements
                 a)     Consolidated Balance Sheets
                        as of December 31, 1999 (Unaudited) and March 31, 1999.............1

                 b)     Consolidated Statements of Loss and Deficit
                        for the Three Months and Nine Months Ended December 31, 1999
                        and 1998 (Unaudited)...............................................2

                 c)     Consolidated Statements of Cash Flows
                        for the Nine Months Ended December 31, 1999
                        and 1998 (Unaudited)...............................................3

                 d)     Notes to Consolidated Financial Statements.........................4

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................................9

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............18

PART II. OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K.........................................19

SIGNATURES................................................................................20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           GENETRONICS BIOMEDICAL LTD.

                           CONSOLIDATED BALANCE SHEETS

                                                   (In U.S. dollars)

                                              December 31       March 31
                                                 1999             1999
                                                   $                $
                                              (Unaudited)        (Note)
--------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                       4,535,014        6,189,284
Short-term investments                          6,354,840               --
Accounts receivable, net of allowance for
  uncollectible accounts of $ 61,493
  [March 31, 1999 - $19,685]                      975,063          776,648
Inventories [note 2]                              879,903          655,906
Prepaid expenses and other                        192,435            6,095
--------------------------------------------------------------------------
TOTAL CURRENT ASSETS                           12,937,255        7,627,933
--------------------------------------------------------------------------
Fixed assets, net                                 949,081        1,177,393
Other assets, net                               1,347,963        1,002,318
--------------------------------------------------------------------------
                                               15,234,299        9,807,644
==========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued expenses           1,759,955        1,377,443
Current portion of obligations under
  capital leases                                   51,192           45,892
Deferred revenue                                  266,666               --
--------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                       2,077,813        1,423,335
--------------------------------------------------------------------------
Obligations under capital leases                   79,299          118,384
Deferred rent                                       2,493            9,564
--------------------------------------------------------------------------
TOTAL LIABILITIES                               2,159,605        1,551,283
--------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Share capital                                  29,284,263       28,357,863
Special Warrants [note 4]                      11,065,963               --
Deficit                                       (27,172,850)     (19,998,501)
Cumulative translation adjustment                (102,682)        (103,001)
--------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                     13,074,694        8,256,361
--------------------------------------------------------------------------
                                               15,234,299        9,807,644
==========================================================================

Note: The Financial statements at March 31, 1999 are derived from Audited financial statements but do not include all of the footnotes and other disclosures required by generally accepted accounting principles.


                             See accompanying notes.

                           GENETRONICS BIOMEDICAL LTD.

                           CONSOLIDATED STATEMENTS OF
                                LOSS AND DEFICIT
                                   (Unaudited)

                                                                (In U.S. dollars)

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                   DECEMBER 31                      DECEMBER 31
                                             1999             1998             1999             1998
                                               $                $                $                $
---------------------------------------------------------------------------------------------------------
REVENUE
Net sales                                   1,025,822          709,580        2,806,200        2,480,500
License fee and milestone payments             83,333        4,000,000          416,667        4,000,000
Grant funding                                  71,156          184,987          313,061          320,139
Revenues under collaborative research
and development arrangements                   33,334           25,400           48,334           31,400
Interest income                               164,898          121,032          409,591          228,457
---------------------------------------------------------------------------------------------------------
                                            1,378,543        5,040,999        3,993,853        7,060,496
---------------------------------------------------------------------------------------------------------

EXPENSES
Cost of sales                                 523,868          331,323        1,289,461        1,143,928
Research and development                    1,360,739        2,262,142        5,003,359        6,113,730
Selling, general and administrative         1,242,656        1,459,036        4,257,062        3,810,200
Interest expense                                6,001            4,805           19,260           13,698
Restructuring  charges [note 5]               231,481               --          599,060               --
---------------------------------------------------------------------------------------------------------
                                            3,364,745        4,057,306       11,168,202       11,081,556
---------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FOR THE PERIOD           (1,986,202)         983,693       (7,174,349)      (4,021,060)
Deficit, beginning of period              (25,186,648)     (18,399,417)     (19,998,501)     (13,394,664)
---------------------------------------------------------------------------------------------------------
DEFICIT, END OF PERIOD                    (27,172,850)     (17,415,724)     (27,172,850)     (17,415,724)
=========================================================================================================

NET INCOME (LOSS) PER SHARE [note 3]:
BASIC INCOME (LOSS)  PER SHARE                  (0.09)            0.05            (0.32)           (0.20)
DILUTED INCOME (LOSS PER SHARE)                 (0.09)            0.04            (0.32)           (0.20)
---------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES USED IN COMPUTING BASIC INCOME
(LOSS) PER SHARE                           22,212,606       21,094,573       22,583,825       19,812,479

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES USED IN COMPUTING DILUTED
INCOME (LOSS) PER SHARE                    22,212,606       25,307,859       22,583,825       19,812,479
=========================================================================================================



                             See accompanying notes

                           GENETRONICS BIOMEDICAL LTD.

                           CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                                   (Unaudited)

                                                          (In U.S. dollars)

                                                          NINE           NINE
                                                      MONTHS ENDED    MONTHS ENDED
                                                      DECEMBER 31     DECEMBER 31
                                                         1999            1998
                                                          $               $
----------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the period                               (7,174,349)     (4,021,060)
Items not involving cash:
Depreciation and amortization                            388,402         286,108
Changes in working capital items:
  Accounts receivable                                   (198,415)        (36,723)
  Inventories                                           (223,997)       (141,709)
  Prepaid expenses and other                            (186,340)          4,666
  Accounts payable and accrued expenses                  382,512         140,457
  Deferred revenue                                       266,666              --
  Deferred rent                                           (7,071)        (10,759)
----------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                     (6,752,592)     (3,779,020)
----------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of short-term investments                    (6,354,840)             --
Purchase of capital assets                               (82,191)       (400,266)
Increase in other assets                                (423,544)       (232,013)
----------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                     (6,860,575)       (632,279)
----------------------------------------------------------------------------------

FINANCING ACTIVITIES
Payments on obligations under capital leases             (33,785)         13,713
Proceeds from issuance of Special Warrants - net      11,157,853              --
Proceeds from issuance of common shares - net            834,510       6,760,269
----------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                 11,958,578       6,773,982
----------------------------------------------------------------------------------

Effect of exchange rate changes on cash                      319         (49,480)
----------------------------------------------------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                 (1,654,270)      2,313,203
Cash and cash equivalents, beginning of period         6,189,284       6,521,990
----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               4,535,014       8,835,193
Short-term investments, end of period                  6,354,840              --
----------------------------------------------------------------------------------
CASH, CASH EQUIVALENTS AND SHORT-TERM
  INVESTMENTS, END OF PERIOD                          10,889,854       8,835,193
==================================================================================


                             See accompanying notes

                           GENETRONICS BIOMEDICAL LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                (In U.S. dollars)

1.      BASIS OF PRESENTATION

        The Consolidated Statements of Loss and Deficit for the three-month and nine-month periods ended December 31, 1999 and 1998, the Consolidated Balance Sheets as of December 31, 1999, and the Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 1999 and 1998 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and for all periods presented, have been made.

        Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in Canada have been omitted. It is suggested that the present consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 1999 included in the Genetronics Biomedical Ltd. Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended December 31, 1999 are not necessarily indicative of the results for the full year.

        In these financial statements, the Company has adopted the new cash flow statement recommendations of the Canadian Institute of Chartered Accountants. Accordingly, the comparative periods presented have been restated to exclude non-cash investing and financing transactions.

2.      INVENTORIES

        Inventories consist of the following:

                                    December 31, 1999            March 31, 1999
                                    -----------------            --------------
        Raw Materials                   539,472                      401,634
        Work in process                  65,299                       81,863
        Finished Goods                  275,132                      172,409
                                        -------                      -------
                                        879,903                      655,906
                                        -------                      -------

3.      PER SHARE DATA

        Basic loss per common share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options, assuming their exercise occurred at the beginning of the period. For the three months ended December 31, 1999, the nine months ended December 31, 1999, and the nine months ended December 31, 1998 all potentially dilutive securities were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive

4.      SHARE CAPITAL

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

Private Placement

        On June 17, 1999 the Company closed a private placement of 4,187,500 special warrants at a price of US$ 3.00 per special warrant for gross proceeds of US$ 12,562,500 less expenses of US$ 1,496,537. The special warrants are convertible into common shares for no further consideration upon the earlier of
1) five days after receipt for the final prospectus is issued by the last of the securities regulatory authorities in British Columbia and Ontario, or 2) request for conversion made by special warrant holder after June 17, 1999, or 3) the date of June 16, 2000.

5.      RESTRUCTURING CHARGES

        During the three months ended September 30, 1999 the Company undertook a review of its operating structure to identify opportunities to improve operating effectiveness. As a result of this review certain staffing changes occurred and program review continued into the next period. The Company also announced that its employment of two senior executives ended in September 1999. In December 1999 the Company entered into an Agreement for Termination of Employment with each of the two senior executives. In accordance with the staffing changes and the terms of the Termination of Employment Agreements, the Company has accrued and recorded restructuring charges of $231,481 for the three months ended December 31, 1999 and $599,060 for the nine months ended December 31, 1999.

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

                                           BTX      DRUG AND DNA DELIVERY
                                        DIVISION         DIVISION           TOTAL
                                            $               $                 $
------------------------------------------------------------------------------------
THREE MONTHS ENDED DECEMBER 31, 1999
Reportable segment revenue              1,015,211          198,434         1,213,645
------------------------------------------------------------------------------------
Add reconciling items
  Interest income                                                            164,898
------------------------------------------------------------------------------------
Total revenue                                                              1,378,543
------------------------------------------------------------------------------------

Net results of reportable segment         172,963       (1,311,799)       (1,138,836)
------------------------------------------------------------------------------------
Add (deduct) reconciling items
  Interest income                                                            164,898
  General and administrative                                              (1,006,263)
  Interest expense                                                            (6,001)
------------------------------------------------------------------------------------
Net loss                                                                  (1,986,202)
====================================================================================


                                           BTX      DRUG AND DNA DELIVERY
                                        DIVISION         DIVISION           TOTAL
                                            $               $                 $
------------------------------------------------------------------------------------
THREE MONTHS ENDED DECEMBER 31, 1998
Reportable segment revenue              709,580         4,210,387         4,919,967
------------------------------------------------------------------------------------
Add reconciling items
  Interest income                                                           121,032
------------------------------------------------------------------------------------
Total revenue                                                             5,040,999
------------------------------------------------------------------------------------

Net results of reportable segment       (22,273)        2,053,734         2,031,461
------------------------------------------------------------------------------------
Add (deduct) reconciling items
  Interest income                                                           121,032
  General and administrative                                             (1,163,995)
  Interest expense                                                           (4,805)
------------------------------------------------------------------------------------
Net  profit                                                                 983,693
====================================================================================

                                           BTX      DRUG AND DNA DELIVERY
                                        DIVISION         DIVISION           TOTAL
                                            $               $                 $
------------------------------------------------------------------------------------

NINE MONTHS ENDED DECEMBER 31, 1999
Reportable segment revenue              2,791,720        792,542           3,584,262
------------------------------------------------------------------------------------
Add reconciling items
  Interest income                                                            409,591
------------------------------------------------------------------------------------
Total revenue                                                              3,993,853
------------------------------------------------------------------------------------

Net results of reportable segment         210,595     (4,456,183)         (4,245,588)
------------------------------------------------------------------------------------
Add (deduct) reconciling items
  Interest income                                                            409,591
  General and administrative                                              (3,319,092)
  Interest expense                                                           (19,260)
------------------------------------------------------------------------------------
Net loss                                                                  (7,174,349)
====================================================================================


                                           BTX      DRUG AND DNA DELIVERY
                                        DIVISION         DIVISION           TOTAL
                                            $               $                 $
------------------------------------------------------------------------------------

NINE MONTHS ENDED DECEMBER 31, 1998
Reportable segment revenue              2,480,900      4,351,139           6,832,039
------------------------------------------------------------------------------------
Add reconciling items
  Interest income                                                            228,457
------------------------------------------------------------------------------------
Total revenue                                                              7,060,496
------------------------------------------------------------------------------------

Net results of reportable segment         284,886     (1,520,362)         (1,235,476)
------------------------------------------------------------------------------------
Add (deduct) reconciling items
  Interest income                                                            228,457
  General and administrative                                              (3,000,343)
  Interest expense                                                           (13,698)
------------------------------------------------------------------------------------
Net loss                                                                  (4,021,060)
====================================================================================


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

        The impact of significant variations to U.S. GAAP on the consolidated statements of loss and deficit are as follows:


----------------------------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                 DECEMBER 31      DECEMBER 31      DECEMBER 31,     DECEMBER 31,
                                                    1999             1998             1999             1998
                                                     $                $                $                $
Income (loss) for the period, Canadian GAAP      (1,986,202)         983,693       (7,174,349)      (4,021,060)

Adjustment for stock based compensation
- non-employees                                     (64,341)         (94,083)        (389,016)        (379,842)

Income (loss) for the period, U.S. GAAP          (2,050,543)         889,610       (7,563,365)      (4,400,902)
----------------------------------------------------------------------------------------------------------------
Unrealized gains (losses) from
short term investments(1)                             9,671               --            3,892               --

Unrealized gains (losses) on
foreign currency translation                            (45)         (20,452)             319          (49,480)

Comprehensive income (loss) for
the period, U.S. GAAP                            (2,040,917)         869,158       (7,559,154)      (4,450,382)
----------------------------------------------------------------------------------------------------------------
Basic income (loss) per share,
U.S. GAAP                                             (0.09)            0.04            (0.33)           (0.22)

Diluted income (loss) per share,
U.S. GAAP                                             (0.09)            0.04            (0.33)           (0.22)
----------------------------------------------------------------------------------------------------------------
Weighted average number of shares,
used in computing basic income
(loss) per share, U.S. GAAP                      22,212,606       21,094,573       22,583,825       19,812,479

Weighted average number of shares,
used in computing  diluted  income
(loss) per share, U.S. GAAP                      22,212,606       22,190,755       22,583,825       19,812,479
----------------------------------------------------------------------------------------------------------------


        The impact of significant variations to U.S. GAAP on the Consolidated Balance Sheet items is as follows:


                                            DECEMBER 31, 1999    MARCH 31, 1999
                                                    $                  $
-------------------------------------------------------------------------------
Share capital                                  31,106,523          29,791,107
Deficit                                       (28,995,110)        (21,431,745)
-------------------------------------------------------------------------------


--------
(1) Under U.S. GAAP short term investments are classified as available-for-sale and carried at market value with unrealized gains or losses reflected as a component of comprehensive income or loss.

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

        In the past the Company's revenues primarily reflected, through the BTX Division, product sales to the research market and research grants. In October 1998 the Company entered into a comprehensive License and Development Agreement and a Supply Agreement with Ethicon, Inc., a Johnson & Johnson company, involving Genetronics' proprietary drug and DNA delivery system for the electroporation therapy treatment of solid tumor cancer. As part of the License and Development Agreement, the Company received an up-front licensing fee. The Company has received milestone payments and will be receiving future milestone payments if and when milestones are met. In August 1999 the Company announced that Ethicon Inc. transferred its responsibilities and obligations under the License and Development and Supply Agreements to Ethicon Endo-Surgery, Inc. ("Ethicon"), which is also a Johnson & Johnson company. Ethicon and Genetronics have begun a project to assemble and review all existing clinical and regulatory information. This project will delay for several months commercialization of the system in Europe and initiation of a pivotal clinical trial in the United States. Until the commercialization of clinical products pursuant to the License and Development and Supply Agreements, the Company expects revenues to continue to be attributable to product sales to the research market, milestone payments, grants, collaborative research arrangements, and interest income.

        Due to the expenses incurred in the development of the drug and DNA delivery systems, the Company has been unprofitable in the last five years. As of December 31, 1999 the Company has incurred a cumulative deficit of $27,172,850. The Company expects to continue to incur substantial operating losses in the future due to continued spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities.

        RESULTS OF OPERATIONS

        Revenues

        The Company produced net sales of $1,025,822 for the third quarter ended December 31, 1999 which was an increase of $316,242, or 45%, compared to total revenues of $709,580 for the third quarter ended December 31, 1998. The increase in the third quarter of 1999 over the same quarter of the previous year was partially a result of ECM 630 sales. The ECM 630, an Exponential Decay Wave Electroporation system which utilizes a Precision Pulse Technology, the new BTX Platform technology, and all-new digital user interface, was introduced at the end of the second quarter of 1999. Also, sales to the Company's domestic distributors increased by 47% from the third quarter of 1998 to the third quarter of 1999. The increase in sales was also attributed to the increased focus on application-based sales in the in-vivo gene therapy area.

        Revenues from grant funding decreased from $184,987 for the three months ended December 31, 1998 to $71,156 for the three months ended September 30, 1999. For the nine months ended December 31, 1999 the Company recorded grant revenues in the amount of $313,061, compared to $320,139 for the nine months ended December 31, 1998. The lower grant revenues in the third quarter of 1999 compared to the third quarter of 1998 were primarily a result of decreased activities within the Oncology field for which a Phase II SBIR grant was awarded to the Company by the NIH in September 1997. Revenues from grant funding may fluctuate from period to period based on the level of grant funding awarded and the level of research activity under the grants awarded.

        In December 1999 the Drug and DNA Delivery Division recorded milestone revenues in the amount of $83,333. The milestone achieved was part of the Licensing Agreement with Ethicon involving the use of the Medpulser system for Electroporation Therapy in the treatment of solid tumor cancer. Milestone revenues may fluctuate from period to period due to the timing of milestone achievements, the amount of milestone payments, and whether milestones were achieved.

        In the third quarter of 1999 the Company recorded contract research revenues in the amount of $ 33,334 as a result of a collaborative research agreement to develop Genetronics' electroporation technology for use in a particular gene therapy application.

        Interest income for the three months and nine months ended December 31, 1999 in the amount of $164,898 and $409,591 increased significantly compared to the interest income in the three months and nine months ended December 31, 1998 in the amount of $121,032 and $228,457 as a result of the proceeds from the private placement in June 1999 which were invested in interest bearing instruments.

        The Company reported total revenues for the third quarter of 1999 in the amount of $1,378,543, compared to $5,040,999 for the third quarter of 1998. The significantly higher revenues in the third quarter of 1998 were a result of a $4,000,000 up-front license fee from Ethicon.

        Cost Of Sales

        Cost of sales increased by $192,545, or 58%, from $331,323 for the three months ended December 31, 1998 to $523,868 for the three months ended December 31, 1999 as a result of higher net product sales. Also, as a result of a 13% increase in sales, cost of sales was $1,289,461 for the nine months ended December 31, 1999, an increase of $145,533, or 13%, from $1,143,928 for the same period of the previous year.

        Gross Profit and Gross Margin

        Primarily due to higher sales, the gross profit for the three months ended December 31, 1999, in the amount of $501,954, increased by $123,697, or 33%, compared with $378,257 for the three months ended December 31, 1998. The gross profit margin of 49% for the three months ended December 31, 1999 was 4% lower than the gross profit margin of 53% for the three months ended December 31, 1998, primarily as a result of the lower profit margin of the newly introduced ECM 630 which is sold in a highly competitive market. Also, the introduction of the ECM 630 resulted in higher labor costs due to the learning curve for building the new instrument.

        Gross profit for the nine months ended December 31, 1999 in the amount of $1,516,739 increased by $180,167, or 13%, compared with the gross profit in the amount of $1,336,572 for the nine months ended December 31, 1998. The gross profit margin of 54% for the nine months ended December 31, 1999 remained at the same level compared to the same period of the previous year.

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses, which include advertising, promotion and selling expenses, decreased by $216,380, or 15%, from $1,459,036 for the three months ended December 31, 1998 to $1,242,656 for the three months ended December 31, 1999. The decrease over the three months ended December 31, 1998 was primarily a result of the Administrative and Sales & Marketing restructuring activities in the second quarter of 1999, which improved operating efficiency.

        For the nine months ended December 31, 1999, selling, general and administrative expenses totaled $4,257,062, an increase of $446,862, or 12%, compared to $3,810,200 for the nine months ended December 31, 1998. The increase was partially a result of higher personnel expenses due to an increase in salaries and an increase in headcount during fall of 1998 and higher amortization and depreciation expenses attributable to patent costs and fixed asset additions of previous periods. Sales and marketing expenses in the BTX Division in the second quarter of 1999 increased as a result of marketing efforts in order to promote the newly introduced ECM630.

        Research and Development/Clinical Trials

        Research & Development expenses for the third quarter of 1999 were $1,360,739, a decrease of $901,403, or 40%, compared to $2,262,142 for the same quarter of the previous year.

        The overall lower R&D expenses were primarily a result from lower clinical/regulatory expenses due to the winding down of the Head & Neck Phase II clinical trials in the U.S. and Canada and decreased activities in the Engineering department. Reduced expenses in the transdermal and vascular therapy areas, as the result of a shift in the Company's primary focus to oncology and gene therapy, also contributed to the lower research and development expenses.

        As a result of the above, research and development expenses in the nine months ended December 31, 1999 were $5,003,359, a decrease of $1,110,371, or 18%, compared to $6,113,730 for the nine months ended December 31, 1998.

        Restructuring Charges

        During the three months ended September 30, 1999 the Company undertook a review of its operating structure to identify opportunities to improve operating effectiveness. As a result of this review, certain staffing changes occurred. The Company also announced that its employment of two senior executives ended in September 1999. In December 1999, the Company entered into an Agreement for Termination of Employment with each of the two senior executives. In accordance with the staffing changes and the terms of the Termination of Employment Agreements, the Company has accrued and recorded restructuring charges of $231,481 for the three months ended December 31, 1999 and $599,060 for the nine months ended December 31, 1999.

        Net results of reportable segments (Net results of reportable segments do not include unallocated costs such as interest income and expense and general and administrative costs)

        The BTX Division reported a net surplus in the amount of $172,963 for the three months ended December 31, 1999 compared to net expenditures in the amount of $22,273 for the three months ended December 31, 1998. The improved results for the quarter ended December 31, 1999 were primarily attributable to an increase in revenues from $709,580 for the three months ended December 31, 1998 to $1,015,211 for the three months ended December 31, 1999.

        For the nine months ended December 31, 1999 the BTX Division reported a net surplus in the amount of $210,595, a decrease of $74,291, or 26%, over the same period of the previous year. The decrease was primarily a result of increased engineering expenses incurred in order to upgrade the BTX instrument product line and sales and marketing expenses incurred for marketing efforts in order to introduce new products. The increase in operating expenses for the nine months ended December 31, 1999 more than offset the 13% increase in revenues.

        The Drug and DNA Delivery Division reported net expenditures in the amount of $1,311,799 for the three months ended December 31, 1999 compared to a net surplus in the amount of $2,053,734 for the three months ended December 31, 1998, an increase of $3,365,533. The increase in net expenditures was a result of the $4,000,000 up-front licensing fee received in 1998 from Ethicon as part of the Licensing Agreement, which did not repeat in 1999. Not including the one-time licensing fee, net expenditures decreased by about $600,000 primarily as a result of the lower research and development expenses and selling, general, and administrative expenses.

        For the nine months ended December 31, 1999 the Drug and DNA Delivery Division reported net expenditures of $4,456,183, which meant an increase of $2,935,821, or 193%, compared to net expenditures of $1,520,362 for the nine months ended December 31, 1998. This change was also a result of the licensing fee which was received in the third quarter of 1998.

        Net Loss

        For the three months ended December 31, the Company recorded a net loss of $1,986,202, compared with a net profit of $983,693 for the three months ended December 31, 1998, a result of the licensing fee in 1998. The net loss in the amount of $7,174,349 for the nine months ended December 31, 1999 was $3,153,289, or 78%, higher than the net loss in the amount of $4,021,060 for the same period of the previous year, also a result of the higher revenues for the nine months ended December 31, 1998.

        The Company does not believe that inflation has had a material impact on its result of operations.

LIQUIDITY AND CAPITAL RESOURCES

        During the last five fiscal years, the Company's primary uses of cash have been to finance research and development activities, including preclinical and clinical trials in the Drug and DNA Delivery Division. The Company has satisfied its cash requirements principally from proceeds from the sale of equities. In June 1999 the Company closed a private placement of 4,187,500 special warrants at a price of $3.00 per special warrant for net proceeds to the Company of $11,065,963. Each warrant entitles the holder to acquire one common share in the capital of the Company at no additional cost upon exercise.

        As of December 31, 1999, the Company had working capital of $10,859,442, compared to $6,204,598, as of March 31, 1999. The increase was a result of the private placement in June 1999.

        On December 31, 1999, the Company's cash, cash equivalents and short term investments amounted to $10,889,854. Cash flows used in operating activities were $6,752,592 for the nine months ended December 31, 1999 compared to $3,779,020 for the nine months ended December 31, 1998, which meant an increase of $ 2,973,572, or 79%. The increase in cash used in operating activities compared to the nine months ended December 31, 1998 was primarily attributable to the license fee received from Ethicon in October 1998. Excluding the $4,000,000 license fee, the cash used in operating activities for the nine months ended December 31, 1999 decreased by $1,026,428, or 13%, from the nine months ended December 31, 1998, primarily a result of the higher net sales and milestone revenues.

        Investing activities increased for other assets due to increased expenses related to the strengthening of the Company's patent portfolio, whereas expenses incurred for the purchase of capital assets decreased.

        In August 1999 the Company entered into a revolving credit agreement with a bank which provides the Company with the ability to borrow up to $2,000,000. Borrowings under this facility bear interest at the Bank's floating reference rate less a discount, or the London Inter Bank Offer Rate (LIBOR) plus a premium. Under the agreement outstanding balances are collaterized by assignment of cash accounts and short term investment accounts. The credit facility will expire on June 30, 2000. At December 31, 1999, there was no outstanding balance on the revolving line of credit.

        Receivables in the amount of $975,083 at December 31, 1999 were $198,415 higher than at March 31, 1999 primarily due to outstanding invoices for milestone payments and reimbursement of tooling expenses.

         Inventories increased from $655,906 at March 31, 1999 to $879,903 at December 31, 1999, primarily due to a further build-up of inventory of drug and DNA delivery products in anticipation of activities pursuant to the Supply Agreement with Ethicon.

        Current liabilities increased from $1,423,335 at March 31, 1999 to $2,077,813 at December 31, 1999, primarily due to the accrual of restructuring charges and the recording of

$266,666 deferred revenues as a result of the receipt of an up-front payment as part of a Collaborative Gene Therapy Research Agreement.

        The Company believes that its existing cash, cash equivalents, and short term investments will be sufficient to fund its operations at least through the next twelve months.

        The Company's long term capital requirements will depend on numerous factors including:

o The progress and magnitude of the research and development programs, including preclinical and clinical trials;

o       The time involved in obtaining regulatory approvals;

o       The cost involved in filing and maintaining patent claims;

o       Competitor and market conditions;

o The Company's ability to establish and maintain collaborative arrangements;

o The Company's ability to obtain grants to finance research and development projects; and

o The cost of manufacturing scale-up and the cost of commercialization activities and arrangements

        The Company's ability to generate substantial funding to continue research and development activities, preclinical and clinical studies and clinical trials and manufacturing, scale-up, and administrative activities is subject to a number of risks and uncertainties and will depend on numerous factors including:

o The Company's ability to raise funds in the future through public or private financings, collaborative arrangements, grant awards or from other sources;

o The potential for equity investments, collaborative arrangements, license agreements or development or other funding programs with the Company in exchange for manufacturing, marketing, distribution or other rights to products developed by the Company; and

o The Company's ability to maintain its existing collaborative arrangements

        The Company cannot guarantee that additional funding will be available when needed. If it is not, the Company will be required to scale back its research and development programs, preclinical studies and clinical trials, administrative activities, and financial results and condition would be materially adversely affected.

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

        The Company has completed the assessment and inventory phases of the Year 2000 compliance plan, and the preliminary testing of the Company's internal management information and other systems to verify their Year 2000 compliance status. The Company is conducting ongoing tests of mission-critical systems to ensure that they remain operational through the Year 2000. Based on the results of the work performed to date, the Company believes that the mission critical computer systems and applications used by the Company either are currently Year 2000 compliant, or will be brought into compliance as third-party Year 2000-related software upgrades or patches become available and are installed. These mission critical systems include: Accounting and Distribution Software, Telephone System, Security System, Customer Relations Management Software, and Clinical Report Database.

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

        The Company has developed and is in the process of implementing and documenting a contingency plan which will be used by the Company in the event that Year 2000 failures occur which affect critical operations. Towards this end, the Company has formed a contingency planning team, which includes management and information technology staff, to address Year 2000 issues as they arise, notwithstanding the efforts described above to identify and eliminate such problems. The most serious Year 2000 risks for the Company are related to its ability to continue production of products, as well as distribute those products to its customers. To reduce the risk of Year 2000-related disruption, the Company has increased the inventory levels for its key product components to ensure that a sufficient amount will be available to meet the expected demand in the first and second quarters of the Year 2000. In addition, the Company has identified and contacted secondary sources of supply, distribution, and manufacture of its key products, which will enhance the Company's ability to provide continued product flow in the event that a primary source is unable to provide service due to Year 2000 disruptions. For several of the products where assembly has been outsourced to third parties, in addition to utilizing secondary sources, the Company has the capability to perform the assembly in-house if necessary. Also, the Company is working with its primary bank to ensure that fund transfers from the Company's overseas distributors will not be disrupted by Year 2000 problems. Where there is doubt about the ability of an overseas distributor to make timely payment, the Company is evaluating alternative payment arrangements such as full or partial prepayment. Finally, the Company has developed a contingency plan to maintain critical business operations functions in the event there is a sustained lack of availability of key infrastructure services such as telecommunications and electric power. The plan includes obtaining access to off-site resources in various locations in the event that the infrastructure failures are localized. While the Company's contingency plans will mitigate the impact of Year 2000 problems on the Company's operations, it is unlikely that any contingency plan can fully mitigate the impact of significant business disruptions among key suppliers or customers. In any event, even where the Company has developed contingency plans, there can be no assurance that such plans will address all the problems that may arise, or that such plans, even if implemented, will be successful.

        The Company has established a Year 2000 budget to address Year 2000 issues. The total cost of these year 2000 compliance activities to date have not been material to the Company's financial condition or its operating results. In addition to utilizing outside resources for the Company's Year 2000 program, the Company is devoting necessary internal resources to the Year 2000 compliance program. The Company is including the internal costs incurred as part of the Company's Year 2000 expenditures in this disclosure. The Company will continue to review and update data for costs incurred related to the Year 2000 and will revise forecasted costs each quarter. To date, the costs incurred for Year 2000 compliance activities have been approximately $20,000 internally and $ 27,000 for external resources. Based on the Company's Year 2000 review to date, the Company does not believe that the incremental costs of addressing Year 2000 issues will have a material adverse effect on the Company's consolidated results of operations, liquidity and capital resources. Given the fact that the Company's Year 2000 Plan is essentially completed, the Company does not expect to make significant Year 2000-related expenditures in the future.

        However, there can be no assurance that the Company will timely identify and remediate all year 2000 problems, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, operating results and financial condition.

        To date, there has been no incidence of Year 2000 errors or shutdowns. In addition, the Company is not aware of any adverse impact of the year 2000 on any of its customers or suppliers. However, until comfortably past January 1, 2000, the Company will not be able to confidently assess whether there has been any adverse affects on any of its customers or suppliers.

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

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

        10.1 Research and Option Agreement dated November 2, 1999 by and between the Registrant and Boehringer Ingelheim International
               GMBH+

        10.2 Termination of Employment Agreement dated December 6, 1999 by and between the Registrant and Lois J. Crandell

        10.3 Consulting Services Agreement dated December 6, 1999 by and between the Registrant and Lois J. Crandell

        10.4 Termination of Employment Agreement dated December 6, 1999 by and between the Registrant and Gunter A. Hofmann

        10.5 Consulting Services Agreement dated December 6, 1999 by and between the Registrant and Gunter A. Hofmann

        27     Financial Data Schedule (filed only electronically with the SEC)

        (a)    Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended December 31,
1999

------------
+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

                           GENETRONICS BIOMEDICAL LTD.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Genetronics Biomedical Ltd.


Date:       02/10/00                   By: /s/ Martin Nash
      --------------------                 ------------------------------------
                                           Martin Nash, Chief Executive Officer
                                           and Chief Financial Officer