Form 10-K405
period 2000-03-31
GENETRONICS BIOMEDICAL LTD
filed 2000-06-28
CIK 1055726

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM
      _____________________________ TO ____________________________________

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

        Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The number of shares outstanding of the Company's Common Stock, no par value, was 27,264,218 as of June 20, 2000. The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Company as of June 20, 2000 was approximately $72,587,411, based on $3.25, the closing price on that date of Common Stock on the American Stock Exchange. *

                       DOCUMENTS INCORPORATED BY REFERENCE

        Certain Exhibits filed with the Registrant's Form 20-F for the year ended February 28, 1998, Registration Statement on Form S-1 filed on October 5, 1999 (333-88427), Form 10-Q filed for the quarter ended

June 30, 1999, Form 10-Q filed for the quarter ended September 30, 1999 and Form 10-Q filed for the quarter ended December 31, 1999 are incorporated by reference into Part IV of this form 10-K.

----------------
* Excludes 4,929,630 shares of Common Stock held by directors and officers, and shareholders whose beneficial ownership exceeds 10% of the shares outstanding on June 20, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Company, or that such person is controlled by or under common control with the Company.

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

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

        Genetronics Biomedical Ltd. was incorporated in British Columbia, Canada on August 8, 1979 under the name of Concord Energy Corp. Concord Energy Corp. changed its name to United Safety Technology Inc. on February 17, 1988, to Consolidated United Safety Technology Inc. on January 3, 1990, and then to Genetronics Biomedical Ltd., on September 29, 1994. Genetronics Biomedical Ltd. carries on its business through its operating subsidiary Genetronics, Inc., a California corporation. Genetronics, Inc. was incorporated in California on June 29, 1983. Genetronics, Inc. had a subsidiary called Genetronics S.A., which was incorporated in France on January 30, 1998. Genetronics S.A. was formed primarily to manage clinical trials that were being conducted in France, and was closed in May, 2000. All other business activities are conducted through Genetronics, Inc. Genetronics Biomedical Ltd., Genetronics, Inc. and Genetronics, S.A. are hereinafter collectively referred to as "the Company" or "Genetronics".

        Founded in 1983, Genetronics is a San Diego-based drug and gene delivery company specializing in developing technology and hardware focused on electroporation. Electroporation is the application of brief, controlled pulsed electric fields to cells, which cause tiny pores to temporarily open in the cell membrane. Immediately after electroporation, the cell membrane is more permeable to drugs and other agents. In the lab, researchers use electroporation to introduce genes, drugs, and other compounds into cells and experimental animals. This is a common and well known procedure and more than 4,000 scientific papers have been published describing results achieved using electroporation. Genetronics sells electroporation equipment to the research market through its BTX Instrument Division.

        While widely used in the research arena, electroporation is a relatively new technology in the therapeutic arena. One of the major difficulties in many forms of drug or gene therapy is that the pharmaceutical agent or gene is often not able to penetrate the relatively impermeable walls of cells. The pores produced by electroporation permit entry of such agents into cells to a much greater extent than if the drug or gene was administered without electroporation. When electroporation is used in conjunction with drugs, genes, or other therapeutic agents, the Company calls it Electroporation Therapy, or EPT. Through its Drug and Gene Delivery Division, Genetronics is developing human-use equipment that is designed to allow physicians to use EPT to achieve more efficient and cost-effective delivery of drugs or genes to patients with a variety of illnesses, including cancer. The Company's proprietary electroporation drug and gene delivery system, the Genetronics MedPulser(R) system, has been used with bleomycin in clinical trials conducted in the United States, Australia, Europe and Canada for treatment of head and neck cancer, as well as melanoma, liver, pancreatic, basal cell and Koposi sarcoma cancers.

        Electroporation therapy is a broad-based technology, with many potential paths to achieve commercial success. Genetronics is developing applications for EPT primarily in the areas of oncology and gene therapy; additional points of focus are drug and gene delivery in the vascular, transdermal, and dermatology areas.

        The Company operates through its two divisions: (i) the Drug and Gene Delivery Division, through which the Company is developing drug and gene delivery systems based on electroporation to be used in the treatment of disease and, (ii) the BTX Instrument Division, which develops, manufactures, and sells electroporation equipment to the research laboratory market.

DRUG AND GENE DELIVERY DIVISION

        Overview

        Through its Drug and Gene Delivery Division (also known as the Drug and DNA Delivery Division, and formerly as the Drug Delivery Division), the Company is developing drug and gene delivery systems based on the technology of electroporation to be used in combination with drugs or genes in the treatment of disease. There are many diseases where improved drug delivery is important. The Drug and Gene Delivery Division has identified five potential areas of application for its electroporation technology - oncology, gene therapy, dermatology, cardiology and transdermal drug delivery. At present, the primary areas of focus are oncology and gene therapy.

        The Drug and Gene Delivery Division's most advanced product candidates treat solid malignant tumors such as squamous cell carcinoma, melanoma, and adenocarcinoma in the areas of application of oncology and dermatology. Early stage clinical trials have evaluated the safety and efficacy of the products under development by the Company primarily in head and neck cancers, and a pivotal trial is planned. Pivotal clinical trials are used to assess a drug for efficacy at several independent clinical research sites in a statistically significant number of patients. Studies designed to evaluate the MedPulser(R) system in head and neck cancer and in a variety of other tumor types have been conducted in North America and Europe. Additional Phase I and II United States studies of the effectiveness of the MedPulser(R) system in the delivery of bleomycin in the treatment of other tumor types are planned. Phase I clinical trials are the earliest stage of trials in human subjects, used to test a drug or drug delivery system for safety. Phase II clinical trials assess the effectiveness (i.e., dose response) of a drug.

        Genetronics Biomedical Ltd. announced that on October 2, 1998, it entered into a comprehensive License and Development Agreement and a Supply Agreement with Ethicon, Inc., a Johnson & Johnson company, involving Genetronics' proprietary drug delivery system for Electroporation Therapy treatment of cancer. On August 5, 1999, the Company announced these agreements were assigned to Ethicon Endo-Surgery, Inc., another Johnson & Johnson company. Ethicon, Inc. and Ethicon Endo-Surgery, Inc. are referred to as Ethicon in this filing. Since mid-January 2000, the Company and Ethicon have been assembling and reviewing existing clinical and regulatory information relating to human clinical trials for treating certain cancers with bleomycin and the Company's MedPulser(R) system. Existing information relating to pre-clinical in vitro (in the test tube) and in vivo (in the body) animal studies also is being reviewed. These projects have delayed pre-commercialization activities for the MedPulser(R) system in Europe and initiation of a pivotal or other clinical trial in the United States and are expected to further delay European commercial launch and initiation of new clinical trials for at least several more months. Pivotal clinical trials are used to assess a drug for efficacy at several independent sites in a statistically significant large number of patients.

        The Genetronics drug delivery system, including the MedPulser(R) instrument and the disposable applicators, are subject to various regulatory requirements depending on the country of sale. The Drug and Gene Delivery Division has been awarded ISO 9001, EN46001 and ISO 13485 registration, as well as CE mark certification.

        Market

        The Drug and Gene Delivery Division is expected to enter the commercial market with equipment to be used in the treatment of cancer (oncology). Cancer is a life threatening disease affecting millions of people worldwide. The World Health Organization reports that cancer will remain one of the leading causes of death worldwide for years to come. In the United States, approximately 12 million new cases were diagnosed between 1990 and 1999. To further illustrate the market potential for EPT, solid tumor cancers comprise the first target for EPT and they constitute the absolute majority of all cancers. The majority of cancer victims are over age 65 and are supported by government funded programs. In the United States the costs of cancer, including mortality, morbidity and direct medical costs, exceed $100 billion per year; some $40 billion for direct medical costs (total of all health expenditures), at least $10 billion for indirect morbidity costs (cost of lost productivity due to illness), and over $50 billion for indirect mortality costs.

        There is still very much that scientists do not know about cancer, consequently, there are significant unmet needs in the treatment of cancer. The oncology business unit within the Drug and Gene Delivery Division has initially targeted those indications for which current treatment modalities result in a poor quality of life and morbidity, or those which have very high mortality rates. Specialized applicators are being designed which will allow EPT to treat other solid tumor cancers with minimally invasive procedures.

        In the United States, the cumulative dollar value of treatments and technologies commonly used in the curative and palliative management of cancer was expected to exceed $5 billion in 1999 and is expected to continue growing at a rate of approximately 9.5% annually. The Company's analyses project that electroporation therapy could be applicable to over 4,000,000 or more cancer patients, creating an estimated worldwide market opportunity of some $13 billion per year.

        Treatment of Tumors

        Equipment made by the BTX Instrument Division has been used by investigators at the Company and in other laboratories to screen drugs for their effectiveness in killing tumor cells in vitro and to study the drugs' mode of action. The Company's scientists, and outside researchers, also have studied the combination of electroporation and various agents to destroy tumors in vivo.

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

        The entire procedure can be completed in 20 minutes or less and typically needs to be done only once. The dosage of drug used in the published results is based on tumor volume, and is typically a small fraction (1/3 to as little as 1/50) of the dosage that would be used systemically. As a result of the lower dosage administered locally, systemic side effects have been minimal. Tumor necrosis with sloughing, ulceration and/or eschar were common reactions following EPT and were usually routinely managed conservatively with no additional treatment. No episodes of injury to normal (non-tumor) tissue adjacent to the tumors have been observed but there can be no assurances that other side effects will not occur when more testing is performed and/or the information related to clinical and regulatory matters is assembled and reviewed and the side effect profile of EPT is further defined.

        MedPulser(R) system

        The MedPulser(R) system is an electroporation system designed for the clinical application of Electroporation Therapy (EPT). The technology is intended to treat various malignant and non-malignant tumors by locally applying a controlled electric field to targeted tumor tissues previously injected with a chemotherapeutic agent. The controlled short duration electric field pulses temporarily increase the cellular membrane permeability of the tumor cell membrane allowing the therapeutic agent to more easily enter the tumor cells and have the desired cytotoxic effect.

        The system is composed of two components: (1) a medical instrument, which creates the electric field (the MedPulser(R) instrument); and (2) a single use, sterile, disposable electrode applicator. The electrodes may be needles, plates, or other configurations, depending on the geometry of the tumor and its location.

        The instrument was designed for easy use, such that minimal user input is needed to apply the therapy. Based on the size and anatomical location of the tumor to be treated, a physician selects the most appropriate electrode applicator. The chosen applicator is then connected to the MedPulser(R) instrument, and it is the connection of applicator to instrument that automatically configures the therapy parameters for that particular applicator size and shape. Currently, several different electrode applicator configurations are available. The applicators vary in needle length, needle gauge, electrode needle spacing, tip angle and handle configuration.

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

        In the United States, EPT utilizing the MedPulser(R) system and bleomycin drug is regulated as a combination drug-device system. The Company will be required to obtain both drug labeling and device approvals from the United States FDA. Clinical trials (Phase I, II and III) to support drug indication labeling require filing an IND Application, or an Investigational New Drug Application, followed by submission of a United States NDA, or New Drug Application, and submission of a device PMA, or Pre-Market Approval or 510(k), for marketing approval.

        In most of the rest of the world, the Company anticipates that the MedPulser(R) system will be regulated as a device. In Europe, the device comes under the Medical Device Directive 93/42/EEC and marketing requires CE mark certification of conformity to the quality system, production and clinical investigation essential requirements of the directive. The Company has obtained CE mark certification, which allows it to sell and use the MedPulser(R) electroporation system for the treatment of solid tumors with bleomycin in Europe. Genetronics' licensee in oncology, Ethicon, is responsible for selling and distributing the MedPulser system in Europe.

        Medical Device Manufacturing

        The Drug and Gene Delivery Division must comply with a variety of regulations to manufacture its products for sale around the world. In Europe, it must comply with the Medical Device Directive (MDD) which mandates the presence of a quality system and mandates product testing. The Drug and Gene Delivery Division has demonstrated the quality system is in place by securing ISO 9001 approval. It demonstrated compliance with international medical device standards with EN 46001 and ISO 13485 recognition. These all occurred in January 1999. In March 1999, the CE Mark was obtained. To sell in the United States, the Company will need to be in compliance with FDA current Good Manufacturing Practices
(cGMP).

        The Company employs modern manufacturing practices, which include outsourcing of significant custom assemblies used in the manufacture of the instrument. The instrument final assembly, testing and quality control functions are performed in a separate location where the appropriate controls are employed. The Company outsources the manufacture of the disposable electrode applicators to a GMP/ISO9002 compliant contract manufacturer.

        Through these methods the company attempts to optimize efficiencies of scale and minimize manufacturing costs.

        Clinical Studies

        North America Trials

        In late 1997 the FDA gave the Company clearance to initiate multi-center Phase II clinical trials in the United States utilizing the MedPulser(R) electroporation system in combination with intralesional bleomycin to treat squamous cell carcinoma of the head and neck in patients who failed conventional therapies. The Company also obtained IND clearance from the Canadian Health Protection Branch to initiate similar clinical trials in Canada. Two protocols were initiated. One cross-over-controlled study evaluated the effectiveness of the bleomycin-EPT treatment in patients who failed an initial bleomycin-alone treatment; one single arm, open label study evaluated the effect of bleomycin-EPT directly administered to the study tumors.

        Twenty-three patients were enrolled in the crossover study and 18 patients were enrolled into the single arm, open label bleomycin-EPT trial. The primary study endpoint of tumor response (50% or greater reduction in tumor size in at least 6/25 patients treated) has been achieved in both studies and the interim results were presented to the FDA at an "end-of-Phase II" meeting to discuss the pivotal clinical trial for NDA submission. A summary of the data is provided in the table below:

========================== =============== ============== ===============================
                                                                      RESPONSE(1)
                                                          ===============================
                                                           RESPONDING      NON-RESPONDING
CLINICAL TRIAL                PATIENTS         TUMORS        TUMORS            TUMORS
========================== =============== ============== ===============================
North America Phase I/II          8               8         6 (75%)            2 (25%)
-------------------------- --------------- -------------- ----------------- -------------
North America Phase II           23              33         0  (0%)           32 (97%)
    01 Study
    Control Group(2)
-------------------------- --------------- -------------- ----------------- -------------
North America Phase II           15              18        11 (61%)            6 (33%)
    01 Study
-------------------------- --------------- -------------- ----------------- -------------
North America Phase II           18              24        16 (67%)            6 (25%)
    02 Study
-------------------------- --------------- -------------- ----------------- -------------
European Study                   12              19        12 (63%)            7 (36%)
-------------------------- --------------- -------------- ----------------- -------------

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

        A limited well-controlled Phase III trial for palliative treatment of head and neck cancer in patients who failed conventional therapy may be sufficient to support NDA submission for this indication. Treatment of primary
(new) disease will involve expanded Phase II and Phase III trials pending successful outcome of the initial Phase I/II studies. As noted, the Company and Ethicon are currently assembling and reviewing existing clinical and regulatory information relating to human clinical trials for treating certain cancers with bleomycin and the Company's MedPulser(R) system, including the clinical information outlined in the preceding paragraphs. This project will take several months and will delay initiation of further clinical trials in the United States and abroad.


        International Trials

        In late 1997 and early 1998, the Company received ethics committee approval from multiple Consulting Committees for the Protection of Humans in Biomedical Research (CCPPRB) to initiate clinical trials in France in patients with pancreatic cancer, metastatic cancer in the liver, head and neck cancer, melanoma and Kaposi's sarcoma. These trials were initiated to demonstrate the MedPulser(R) system device safety and performance in treating a variety of solid tumors in support of CE mark certification in accordance with the essential requirements of EC Medical Device Directive 93/42/EEC. Results from these trials are being assembled and reviewed and will be released in due course. The Company achieved CE mark certification in March 1999 from notified body TUV Product Service GMBH.

        Ethicon is responsible for initiating expanded clinical trials in France and selected EC countries to support European marketing efforts and expanded use claims. These trials will not begin until the Company and Ethicon complete the clinical and regulatory information review project referred to above. Genetronics will collaborate with Ethicon on these trials.

        Research and Development Summary

        The Drug and Gene Delivery Division has, in the past, focused its research primarily in the areas of oncology, gene therapy, vascular therapy, transdermal delivery and dermatology. At present, the primary areas of focus are oncology and gene therapy.

        The following table summarizes the programs of the Drug and Gene Delivery Division, the primary indications for each product and the current status of development. "Developmental" means the program is at the planning stage, protocols are being developed, and little if any animal work has commenced. "Preclinical data" means the program is at the stage where results from animal studies have been obtained. "Clinical Trials" means that human data are available.

                                  SUMMARY TABLE

  ============================== ====================== ======================================
                                                                  Stage of Approval
                                                        ======================================
  Programs                         Development Status       US & Canada          Europe
  ============================================================================================
  DERMATOLOGY
  ------------------------------ ---------------------- ------------------ -------------------
      Basal Cell Cancer          Clinical Trials        Two pilot studies  N/A
                                                        completed.
  ------------------------------ ---------------------- ------------------ -------------------
      Genital Warts              Developmental          N/A                N/A
  --------------------------------------------------------------------------------------------
  ONCOLOGY
  ------------------------------ ---------------------- ------------------ -------------------
      Head and Neck Cancer       Clinical Trials        Phase  II          CE  Mark  and  ISO
                                                        Clinical Trials    9001 Received
  ------------------------------ ---------------------- ------------------ -------------------
      Melanoma                   Clinical Trials        N/A                CE  Mark  and  ISO
                                                                           9001 Received
  ------------------------------ ---------------------- ------------------ -------------------
      Metastatic Liver Cancer    Clinical Trials        N/A                CE  Mark  and  ISO
                                                                           9001 Received
  ------------------------------ ---------------------- ------------------ -------------------
      Peripheral Sarcoma         Preclinical data       N/A                CE  Mark  and  ISO
                                                                           9001 Received
  ------------------------------ ---------------------- ------------------ -------------------
      Breast Cancer              Preclinical data       N/A                CE  Mark  and  ISO
                                                                           9001 Received
  ------------------------------ ---------------------- ------------------ -------------------
      Prostate Cancer            Preclinical data       N/A                CE  Mark  and  ISO
                                                                           9001 Received
  ------------------------------ ---------------------- ------------------ -------------------
      Glioma                     Preclinical data       N/A                CE  Mark  and  ISO
                                                                           9001 Received
  --------------------------------------------------------------------------------------------
  GENE THERAPY
  ------------------------------ ---------------------- ------------------ -------------------
      In vivo Gene  Transfer -   Preclinical data       N/A                N/A
      blood  protein  encoding
      genes
  ------------------------------ ---------------------- ------------------ -------------------
      In vivo Gene  Transfer -   Preclinical data       N/A                N/A
      DNA vaccines
  ------------------------------ ---------------------- ------------------ -------------------
      In vivo Gene  Transfer -   Preclinical data       N/A                N/A
      anti-inflammatory
      protein encoding genes
  ------------------------------ ---------------------- ------------------ -------------------
      In vivo Gene  Transfer -   Preclinical data       N/A                N/A
      vascular protein
      encoding genes
  --------------------------------------------------------------------------------------------
  VASCULAR THERAPY
  ------------------------------ ---------------------- ------------------ -------------------
      Coronary Artery Disease,   Preclinical data       N/A                N/A
      Marker genes & drugs
  ------------------------------ ---------------------- ------------------ -------------------
      Vascular Disease,          Preclinical data       N/A                N/A
      Heparin delivery
      (anti-restenosis)
  --------------------------------------------------------------------------------------------
  TRANSDERMAL DELIVERY
  ------------------------------ ---------------------- ------------------ -------------------
      PGE-1 delivery for         Tolerance Study        One Device         N/A
      Erectile dysfunction                              Tolerance Study
                                                        completed
  ------------------------------ ---------------------- ------------------ -------------------
      Calcitonin                 Preclinical data       N/A                N/A
     (osteoporosis)
  ------------------------------ ---------------------- ------------------ -------------------
      Vitamin C                  Preclinical data       N/A                N/A
  ------------------------------ ---------------------- ------------------ -------------------
     "N/A" means not applicable.

        Gene Therapy

        Gene therapy, in classical terms, involves the introduction of new genetic information into cells (transfection) for therapeutic purposes. Somatic cells of the body are transfected with a specific functioning gene to compensate for a genetic defect that results in a deficiency of a specific protein factor. In this context, one goal of gene therapy is to convert target cells or tissues into "protein factories" for the production and secretion of a normal protein locally or into the circulation. Many vexing genetic illnesses, including those currently treated by regular injection of a missing protein, can potentially be "cured" by supplying the functional gene to a sufficient number of cells under conditions which allow these cells to produce a therapeutically effective dose of the gene product.

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

        The methods of introducing genes have two specific approaches. Gene therapy can be performed either ex vivo or in vivo. Ex vivo gene therapy is the transfection of cells outside the body. Typically, a small amount of tissue is removed from the patient and the cells within that tissue are put into culture. The genetically modified cells, typically blood, bone marrow or others, are then returned to the patient, usually by blood transfusion or direct engraftment. In vivo gene therapy is the introduction of genetic information directly into cells in the patient's body. Theoretically, any tissue or cell type in the body can be used, and the choice is dependent on the specific goals of treatment and indications being treated. For internal tissue targets, a gene may be transfused through the blood stream to the organ or site of action, or it may be injected at the desired site, which is then electroporated to allow the gene to pass through the cell membrane.

        Genes can also be applied topically or by injection to skin and then transferred into the cells of the epidermis by electroporation. Epidermal gene delivery by electroporation for gene therapy is currently being investigated at Genetronics as a safe, effective and cost-competitive approach. The skin is also a target for DNA vaccination. "Vaccinating" skin with DNA that encodes a specific antigen present in infectious agents or in tumor cells can produce beneficial immunological responses. Genes can also be used to directly fight cancer. The thymidine kinase gene in conjunction with the prodrug ganciclovir produces a potent antitumor effect based on drug toxicity and apoptotic cell killing via a bystander effect. Animal trials treating glioblastomas using this strategy have shown substantial success.

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

        Because of the broad applicability of this technology, Genetronics has adopted the strategy of co-developing or licensing its technology exclusively or non-exclusively for specific genes or specific medical indications. In most cases, Genetronics contributes proprietary technology, expertise and instrumentation to optimize the delivery technology for particular applications. A partner company provides its proprietary DNA constructs, may conduct pre-clinical research and clinical trials, and may introduce the new treatment and products to the marketplace. Both partners would share in the commercial success of the project. Genetronics has actively sought partners to develop this exciting technology to its full potential. On November 9, 1999, Genetronics announced an 18 month research and option agreement between Genetronics and Boehringer Ingelheim International GmbH (Boehringer Ingelheim) related to the development of its electroporation technology for use in particular gene therapy applications. On April 4, 2000, Genetronics announced the signing of its fifth corporate agreement in the area of gene therapy. The five agreements involve genes thought to be useful in treating hemophilia, HIV and other infections, and various forms of cancer among other targets. On June 9, 2000, the Company announced that research studies using Genetronics electroporation systems were presented at a major international gene therapy conference. Additionally, in collaborations with Chiron Corporation and Valentis, Inc., Genetronics technology was shown to effectively deliver a variety of genes and DNA vaccines to skin and muscle of animals, including animals of large size.

BTX INSTRUMENT DIVISION

        Overview

        The Company, through its BTX Instrument Division, began developing and manufacturing electroporation equipment for the research laboratory market in 1983 and sold its first product in 1985. BTX was founded to develop and manufacture high quality scientific instrumentation that can be used to perform various types of electroporation and electrofusion experiments for research scientists. Electroporation in research is commonly used for transformation and transfection of all cell types, as well as for general molecular delivery at the cellular level. Electrofusion is the fusing together of two or more cells to form hybrid cells. Transformation is a process by which the genetic material carried by an individual cell is altered by incorporation of exogenous DNA into its genome. Transfection is the uptake, incorporation, and expression of exogenous DNA by eukaryotic cells.

   The BTX Instrument Division is presently a leader in the development and marketing of electroporation instruments and supplies, with more than 5,000 customers in universities, companies, and research institutions worldwide. The BTX Instrument Division sells its electroporation/electro cell fusion instrumentation and accessories in all states and territories of the United States and in over 45 foreign countries. BTX currently produces an extensive line of electroporation instruments and accessories, including electroporation and electrofusion instruments, one monitoring device, and an assortment of electrodes and accessories.

        Products

        BTX developed the square wave generator and graphic pulse analyzer for in vivo gene delivery and nuclear transfer research, fields of rapidly increasing scientific and medical interest. BTX also has developed a versatile cell fusion system on the market, the only commercial large volume flow-through electroporation system, and offers an extensive collection of in situ and high throughput screening electroporation applicators.

   BTX focused its efforts in recent years on product development and promotion of its new line of products for developing sophisticated applications. BTX released the ECM(TM) 830 in December of 1998. It is, a sophisticated square wave electroporation system with a menu driven digital user interface. In August of 1999 the Company introduced the ECM 630, an Exponential Decay Wave Electroporation system which utilizes a Precision Pulse Technology, the new BTX Platform technology, and an all-new digital user interface. During the previous and present year, publications outlined the utilization of BTX equipment in newly developing animal in vivo gene delivery research. In the support of this research, BTX expanded its in vivo electrode offering and continues to emphasize the development of novel applicators.


        The BTX Instrument Division's product line includes three different exponential decay wave generators, two square wave generators, one electro cell fusion instrument and a graphic wave display monitor. In addition, the BTX Instrument Division markets over 50 different types of electrodes and related accessories, as well as the standard disposable electroporation cuvettes.

        Exponential decay generators have been traditionally used for the electroporation of all cell types. Square wave generators have shown the greatest utility in the electroporation of mammalian and plant cells, as well as for animal in vivo applications. The Electro Cell Fusion System is used by researchers for embryo manipulation, hybridoma and quadroma formation, as well as for all cell fusion techniques, including applications involving adoptive immunotherapy.

        While the Company, through its BTX Instrument Division, sells devices purportedly used by others for non-human embryo cloning, the Company itself does not conduct embryo cloning. All of the Company's BTX

Instrument Division instruments sold to the research market carry the label "not for human use." Management is not aware of any regulations or industry guidelines limiting the use of the Company's instrumentation in the animal research market, The Company complies with all National Institutes of Health guidelines on cloning and gene therapy. The company also complies with all Federal and State regulations regarding the restrictions on research imposed on federally funded grants.

        The BTX Instrument Division supplies three cuvette models, as do its competitors, plus some 50 additional specialized chambers electrodes, and accessories for electroporation. BTX in situ electrodes (e.g., Petri Pulser(TM) electrodes) position the Company to expand the electroporation market for adherent cell transfection applications, while high throughput screening electrodes and large volume production systems (e.g., 96-Well Coaxial Electrode, ElectroFlowPorator(TM) system), respectively, provide the BTX Instrument Division with an entry into the large volume and multi-sample processing arenas used by the major pharmaceutical and biotech companies conducting drug research.

        The BTX Instrument Division meets regulatory requirements necessary to provide instrumentation to the research market for in vivo and in vitro animal experimentation. The BTX Instrument Division does not market equipment for use in humans, and, therefore, is not required to receive marketing approval from the FDA.

        Distribution

        The main distributor of the BTX Instrument Division's products in North America is VWR Scientific Products Corporation, one of the largest laboratory products supplier in the United States. This distributor has over 250 representatives dedicated to the biological sciences in the United States and Canada. In addition, the BTX Instrument Division distributes through Intermountain Scientific Corporation, which has 25 field sales specialists in the same territory. The BTX Instrument Division has over 40 international distributors in the major countries of the world, and its products are presently sold in over 45 countries. The BTX Instrument Division supports its distributors with advertising, exhibit exposure and lead generation.

        Advertising

        The Company's BTX Instrument Division advertises in major national and international scientific journals such as Science, Nature, Genetic Engineering News, and BioTechniques. The BTX Instrument Division also attends and displays its products at about one scientific conference per month such as American Association for Cancer Research, American Society for Gene Therapy, and Neuroscience. On a quarterly basis the BTX Instrument Division utilizes direct mail to an identified mailing list for specific product promotion. The BTX Instrument Division works closely with distribution partners in joint marketing campaigns and other value-added suppliers in co-marketing efforts.

        Competition

        The main competitor of the Company's BTX Instrument Division in the research marketplace is BioRad Laboratories, Eppendorf Scientific, Inc. and Invitrogen Corporation. There are other companies entering and departing this market on a regular basis. The majority of these companies have other molecular biology product lines besides electroporation, while electroporation and electrofusion is the only business of the BTX Instrument Division. Most competing manufacturers concentrate on the exponential decay wave system and do not compete in the square wave market at this time.

STRATEGIC PARTNERS

        License and Development Agreement

   On October 2, 1998, Genetronics Biomedical Ltd. entered into a comprehensive License and Development Agreement and a Supply Agreement with Ethicon, Inc., a Johnson & Johnson company, involving the use of the MedPulser(R) system for Electroporation Therapy in the treatment of solid tumor cancer. In addition, Johnson & Johnson Development Corporation purchased $6 million of common shares of Genetronics at a price of $2.68 per share, pursuant to the October 6, 1998 Stock Purchase Agreement. On August 5, 1999, the Company announced that Ethicon, Inc. had assigned the License and Development Agreement and Supply Agreement to Ethicon Endo-Surgery, Inc., another Johnson & Johnson company.

        The License and Development agreement requires that Ethicon apply for all future development and clinical and regulatory activities worldwide (excluding Canada) for oncology products utilizing the MedPulser(R) system within the scope of the agreement. Upon regulatory approval, Ethicon will have the right to distribute and market worldwide (excluding Canada) the oncology products supplied by Genetronics. Genetronics retains the right to distribute and market oncology products in Canada. Genetronics has received a $4 million up-front license fee and has received, and expects to receive, milestone payments if and when the milestones are achieved. Under the agreements, Genetronics receives a percentage of net sales as royalty fees and a purchase fee for the manufacture of products.

        Collaborative Research Agreement

        On November 7, 1999, the Company and Boehringer Ingelheim announced the signing of an 18-month research and option agreement to develop the Genetronics electroporation technology for use in a particular gene therapy application. Under the terms of the agreement, Genetronics will develop hardware and perform preclinical research relating to DNA delivery for cancer DNA vaccination. On April 4, 2000, Genetronics announced the signing of its fifth corporate agreement in the area of gene therapy. The five agreements involve genes thought to be useful in treating hemophilia, HIV and other infections, and various forms of cancer.

        Bleomycin Agreements

        The Company entered into a supply agreement with Abbott Laboratories to purchase the approved anti-cancer drug sterile bleomycin sulfate for use in the United States with the Genetronics MedPulser(R) drug delivery system after regulatory approval has been granted for use in the treatment of patients with solid tumor cancers. Under a separate agreement, the Company has entered into a supply agreement with Faulding, Inc. to purchase bleomycin sulfate for use in Canada after regulatory approval has been granted for use. Bleomycin is a glycopeptidic antibiotic that induces single and double strand DNA breaks when it is taken up into cells. Bleomycin has been approved by the Food and Drug Administration in the United States and the Health Protection Branch in Canada, and used as a chemotherapeutic agent in North America for the treatment of cancer for more than 25 years. It is presently marketed in more than 40 countries.

SALES AND REVENUE

        The following table provides the amount of net product sales, interest income, and revenue from grant funding and research and development agreements generated by the Company for the past three fiscal periods.


       ===================== ================= ================ =================

                              March 31, 2000    March 31, 1999   March 31, 1998
          Period Ended:         12 Months         12 Months         13 months
       ===================== ================= ================ =================
       NET PRODUCT SALES
       --------------------- ----------------- ---------------- -----------------
       United States         $2,759,043             $2,136,180        $ 1,945,389
       --------------------- ----------------- ---------------- -----------------
       Rest of World          1,375,393              1,297,925          1,151,809
       --------------------- ----------------- ---------------- -----------------
       INTEREST INCOME
       --------------------------------------------------------------------------
       United States            497,586                248,417            250,197
       --------------------- ----------------- ---------------- -----------------
       Canada                    58,607                 52,494            177,301
       --------------------- ----------------- ---------------- -----------------
       GRANT FUNDING
       --------------------------------------------------------------------------
       United States            334,901                354,135            128,069
       --------------------- ----------------- ---------------- -----------------

       --------------------------------------------------------------------------
       REVENUES UNDER COLLABORATIVE RESEARCH
       AND DEVELOPMENT ARRANGEMENTS
       --------------------- ----------------- ---------------- -----------------
       Germany                91,335                          0                 0
       --------------------- ----------------- ---------------- -----------------
       United States         100,000                     33,048             6,025
       --------------------------------------------------------------------------
       LICENSE AND DEVELOPMENT AGREEMENTS
       --------------------- ----------------- ---------------- -----------------
       Ethicon               416,667                  4,500,000                 0
       --------------------- ----------------- ---------------- -----------------

        The Company, like many biomedical companies, devotes a substantial portion of its annual budget to research and development. For the thirteen months ended March 31, 1998, research and development expenses totaled $5,637,955; for the year ended March 31, 1999, they totaled $8,086,959; and for the year ended March 31, 2000, they totaled $6,977,220. These amounts far exceed revenues from research arrangements and contribute substantially to the Company's losses. The Management of the Company anticipates a reduction in losses when it markets products developed by its Drug and Gene Delivery Division. The launch of the first such products in Europe is anticipated to be 2001, and will most likely be followed by launch in the United States. Ethicon. is responsible for launch of the oncology product worldwide, except in Canada.

INTELLECTUAL PROPERTY

        As of June 20, 2000, the Company had 28 issued United States patents, 41 issued foreign patents, 5 allowed United States patent applications, an additional 29 pending United States applications, and pending foreign patent applications.


        The Company has contracted an independent audit of its patent portfolio to provide assurance that its key technologies are adequately protected. If necessary, the Company will take appropriate steps to strengthen its portfolio.

        The Company has registered on the Principal Register of the United States Patent and Trademark Office the following trademarks: BTX, ELECTRONIC GENETICS, MANIPULATOR, OPTIMIZOR, HUMAN IN SQUARE (Design), ENHANCER, and MEDPULSER. The following US trademark applications are pending: COSMETRONICS, GENETRODES and GENETRONICS. The Company has registered the BTX and MEDPULSER trademarks in Canada, and has applied to trademark GENETRONICS in Canada. The Company has a European Community Trade Mark registration for GENETRONICS, BTX and for MEDPULSER. The Company has registered the MEDPULSER and BTX marks in Japan. The Company has registered the BTX mark in South Korea and has registered the GENETRONICS mark in the United Kingdom. The Company is not aware of any claims of infringement or other challenges to the Company's rights to use its marks.


EMPLOYEES

        As of June 20, 2000, the Company employed 70 people on a full-time basis. Of the total, 39 were in product research and development, 8 in sales, marketing and support, 6 in manufacturing, and 17 in finance and administration. Genetronics' success is dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the biomedical industry. None of the Company's employees is subject to collective bargaining agreements.

CERTAIN RISK FACTORS RELATED TO THE COMPANY'S BUSINESS

OUR BUSINESS MODEL MAY CHANGE AS OUR PRIORITIES AND OPPORTUNITIES CHANGE; AND OUR BUSINESS MAY NEVER DEVELOP TO BE PROFITABLE OR SUSTAINABLE.

   There are many programs that to us seem promising and that we could pursue. Current plans for us are described in this filing. However, with limited resources, management may, in our judgment, decide to change priorities and shift programs away from what we disclose in this document, for the purpose of exploiting our core technology of electroporation. The choices we may make will be dependent upon numerous factors, which cannot always be predicted. We cannot assure you that our business model, as it currently exists or as it may evolve, will enable us to become profitable or to sustain operations.

IF WE DO NOT SUCCESSFULLY COMMERCIALIZE PRODUCTS FROM OUR DRUG AND GENE DELIVERY DIVISION, THEN OUR BUSINESS WILL SUFFER.

   Our Drug and Gene Delivery Division is in the early development stage and the success of our company depends on the success of the technology being developed by the Drug and Gene Delivery Division. Although we have received various regulatory approvals which apply to Europe for our equipment for use in treating solid tumors, the products related to such regulatory approval have not yet been commercialized. In addition, we have not yet received any regulatory approvals to sell our clinical products in the United States and further clinical trials are still necessary in North America before we can seek regulatory approval to sell our product in North America for treating solid tumors. We cannot assure you that we will successfully develop any products. If we fail to develop or successfully commercialize any products, then it will have a material adverse effect on us. This Division is at an early stage of development and there are many uncertainties ahead.

UNPREDICTABILITY OF CONDUCTING PRE-CLINICAL AND CLINICAL TRIALS OF OUR HUMAN-USE EQUIPMENT.

   Before any of Genetronics' human-use equipment can be sold, the Food and Drug Administration (FDA), or foreign regulatory authorities, must determine that the equipment meets certain criteria for use in the indications for which approval is requested. The FDA will make this determination based on the results from our pre-clinical testing and clinical trials. We are currently in the process of assembling and reviewing existing clinical and regulatory information relating to human clinical trials directed to the use of electroporation to deliver bleomycin to certain types of tumors, and existing information relating to pre-clinical in vitro and in vivo animal studies.

   Clinical trials are unpredictable. Results achieved in early stage clinical trials may not be repeated in later stage trials, or in trials with more patients. When early, positive results are not repeated in later stage trials, pharmaceutical and biotechnology companies have suffered significant setbacks. Not only are commercialization timelines pushed back, but some companies, particularly smaller biotechnology companies with limited cash reserves, have gone out of business after releasing news of unsuccessful clinical trial results.

   If any of the following events arise during our clinical trials or data review, then we would expect this to have a serious negative effect on our company and your investment:

   - The electroporation-mediated delivery of drugs or other agents may be found to be ineffective or to cause harmful side effects, including death;

   - Our clinical trials may take longer than anticipated, for any of a number of reasons including a scarcity of subjects that meet the physiological or pathological criteria for entry into the study, a scarcity of subjects that are willing to participate through the end of the trial, administrative changes within our corporate partner's organization, or data and document review;

   - The reported clinical data may change over time as a result of the continuing evaluation of patients or the current assembly and review of existing clinical and pre-clinical information;

   - Data from various sites participating in the clinical trials may be incomplete or unreliable, which could result in the need to repeat the trial or abandon the project; and

   - The FDA and other regulatory authorities may interpret our data differently than we do, which may delay or deny approval.

   Clinical trials are generally quite expensive. A delay in our trials, for whatever reason, will probably require us to spend even more money to keep the product(s) moving through the regulatory process. If we do not have or cannot raise the needed funds, then our human-use products could be shelved. In the event the clinical trials are not successful, we will have to determine whether to put more money into the program to address its deficiencies or whether to abandon use of the products in the tested indications. Loss of the human-use product line would be a significant setback for our company.

   Because there are so many variables inherent in clinical trials, we cannot predict whether any of our future regulatory applications to conduct clinical trials will be approved by the FDA or other regulatory authorities, whether our clinical trials will commence or proceed as planned, and whether the trials will ultimately be deemed to be successful.

OUR BUSINESS IS HIGHLY DEPENDENT ON RECEIVING APPROVALS FROM VARIOUS UNITED STATES AND INTERNATIONAL GOVERNMENT AGENCIES AND CAN BE DRAMATICALLY AFFECTED IF APPROVAL TO MANUFACTURE AND SELL OUR HUMAN-USE EQUIPMENT IS NOT GRANTED.

   The production and marketing of our human-use equipment and the ongoing research, development, preclinical testing, and clinical trial activities are subject to extensive regulation. Numerous governmental agencies in the US and internationally, including the FDA, must review our applications and decide whether to grant approval. All of our human-use equipment must go through an approval process, in some instances for each indication in which we want to label it for use, e.g., use for dermatology, use for transfer of a certain gene to a certain tissue, use for administering a certain drug to a certain tumor type in a patient having certain characteristics. These regulatory processes are extensive and involve substantial costs and time (years).

   We have limited experience in, and limited resources available for regulatory activities. Failure to comply with applicable regulations can, among other things, result in non-approval, suspensions of regulatory approvals, fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution.

   We want to remind you that any of the following events can occur and, if any did occur, any one could have a material adverse effect on us:

   - There can be delays, sometimes long, in obtaining approval for our human-use devices;

   - The rules and regulations governing human-use equipment such as ours can change during the review process, which can result in the need to spend time and money for further testing or review;

   - If approval for commercialization is granted, it is possible the authorized use will be more limited than we believe is necessary for commercial success, or that approval may be conditioned on completion of further clinical trials or other activities; and

   - Once granted, approval can be withdrawn, or limited, if previously unknown problems arise with our human-use product or data arising from its use.

WE RELY HEAVILY ON COLLABORATIVE AND LICENSING RELATIONSHIPS, AND WILL BE NEGATIVELY AFFECTED IF WE CANNOT MAINTAIN OR EXPAND EXISTING RELATIONSHIPS, AND INITIATE NEW ONES.

   We rely and will continue to rely on partners and collaborators to fund some of our research and development expenses and to assist us in the research and development of our human-use equipment. Our largest partner is Ethicon Endo-Surgery, Inc., a Johnson & Johnson company. On August 5, 1999, we announced that Ethicon, Inc., another Johnson & Johnson company, had assigned its obligations and responsibilities under certain development and license, and supply agreements with us to Ethicon Endo-Surgery, Inc. Ethicon, Inc. made certain payments to us, and Ethicon Endo-Surgery, Inc. is required to continue to make milestone-based payments when and if milestones are achieved. Ethicon is obligated to compensate us for human-use products and to pay royalties on sales or leases in the future, in exchange for the right to help develop and sell or lease our human-use equipment to hospitals and others for cancer treatments, among other rights. We depend on Ethicon for certain research funding, for its clinical, sales and marketing efforts under the agreement, and for the positive association we receive by having Ethicon as our partner. Loss of the relationship between our company and the Johnson & Johnson companies, would result in a material adverse effect on our company.

   Our clinical trials to date have used our equipment with the anti-cancer drug bleomycin. It is not the current intent to package bleomycin together with the equipment for sale, but if it should be necessary or desirable to do this, we would need a reliable source of the drug. In 1998, we signed a supply agreement with Abbott Laboratories under which Abbott would sell us bleomycin for inclusion in our package. If it becomes necessary or desirable to include bleomycin in our package, and this relationship with Abbott should be terminated, then we would have to form a relationship with another provider of this generic drug, before any product could be launched.

   Genetronics also relies on scientific collaborators at universities and companies to further our research and test our equipment. In most cases, we lend our equipment to a collaborator, teach him or her how to use it, and together design experiments to test the equipment in one of the collaborator's fields of expertise. We aim to secure agreements that restrict collaborators' rights to use the equipment outside of the agreed upon research, and outline the rights each of us will have in any results or inventions arising from the work. Nevertheless, there is always risk that:

   - Our equipment will be used in ways we did not authorize, which can lead to liability and unwanted competition;

   - We may determine that our technology has been improperly assigned to us or a collaborator may claim rights to certain of our technology, which may require us to pay license fees or milestone payments and, if commercial sales of the underlying product is achieved, royalties;

   - We will lose rights to inventions made by our collaborators in the field of our business, which can lead to expensive legal fights and unwanted competition;

   - Our collaborators will not keep our confidential information to themselves, which can lead to loss of our right to seek patent protection and loss of trade secrets, and expensive legal fights; and

   - Collaborative associations can damage a company's reputation if they go awry and, thus, by association or otherwise, the scientific or medical community holds a negative view of us.

   For instance, we have received correspondence from the University of South Florida, USF, purporting to claim certain rights to intellectual property assigned to us. We dispute USF's claim of rights to such intellectual property and have been negotiating with USF for several months to finalize an agreement that would give us exclusive rights to the technology. We cannot assure you that the negotiations will be successful or that we will retain full ownership of this intellectual property.

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

   Our company also works and has worked with a number of hospitals to perform clinical trials, primarily in oncology. We depend on these hospitals to recruit patients for the trials, to perform the trials according to our protocols, and to report the results in a thorough, accurate and consistent fashion. Although we have agreements with these hospitals, which govern what each party is to do with respect to the protocol, patient safety, and avoidance of conflict of interest, there are risks that the terms of the contracts will not be followed. For instance:

   - Risk of Deviations from Protocol. The hospitals or the physicians working at the hospitals may not perform the trial correctly. Deviations from protocol may make the clinical data not useful and the trial could be essentially worthless.

   - Risk of Improper Conflict of Interest. Physicians working on protocols may have an improper economic interest in our company, or other conflict of interest. When a physician has a personal stake in the success of the trial, such as can be inferred if the physician owns stock of the trial sponsor, it can create suspicion that the trial results were improperly influenced by the physician's interest in economic gain. Not only can this put the clinical trial results at risk, but it can also do serious damage to a company's reputation.

   - Risks Involving Patient Safety and Consent. Physicians and hospitals may fail to secure formal written consent as instructed or report adverse effects that arise during the trial in the proper manner, which could put patients at unnecessary risk. This increases our liability, affects the data, and can damage our reputation.

   If any of these events were to occur, then it could have a material adverse effect on our ability to receive regulatory authorization to sell our human-use equipment, not to mention on our reputation. Negative events that arise in the performance of clinical trials sponsored by biotechnology companies of our size and with our limited cash reserves have resulted in companies going out of business.

WE RELY HEAVILY ON OUR PATENTS AND PROPRIETARY RIGHTS TO ATTRACT PARTNERSHIPS AND MAINTAIN MARKET POSITION.

   Another factor that will influence our success is the strength of our patent portfolio. Patents give the patent holder the right to keep others out of its patented territory. If someone practices within the patented territory of a patent holder, then the patent holder has the right to charge him with infringement and begin legal proceedings, which can be lengthy and costly. We are in the process of performing an audit of our patent portfolio to confirm that our key technologies are adequately protected. If necessary, we will take steps to strengthen our portfolio, which may include asking that one or more of our patents be reexamined or reissued by the United States patent office.

   The patenting process, enforcement of issued patents, and defense against claims of infringement are inherently risky. Because our Drug and Gene Delivery Division relies heavily on patent protection, for us, the risks are significant and include the following:

   - Risk of Inadequate Patent Protection for Product. We cannot say with certainty that the United States or foreign patent offices will grant patents of meaningful scope based on the applications we have already filed and those we intend to file. If we do not have patents that adequately protect our human-use equipment and indications for its use, then we will not be competitive.

   - Risk Important Patents Will Be Judged Invalid. We cannot guarantee you that every issued patent we now own or license is valid. If we have to defend the validity of any of our patents, then it will require a lot of time and money to do so, and there is no guarantee of a successful outcome. In the event an important patent related to our drug delivery technology is found to be invalid, we may lose competitive position and may not be able to receive royalties for products covered in part or whole by that patent under license agreements.

   - Risk of Being Charged With Infringement. Although we try to avoid infringement by monitoring patents granted to competitors, there is the risk that we will use a patented technology owned by another and/or be charged with infringement. Defending against a charge of infringement can involve lengthy and costly legal actions, with no guarantee of a successful outcome. Biotechnology companies of about our size and limited cash have gone out of business after fighting and losing an infringement battle. If we were prevented from using or selling our human-use equipment, then our business would be seriously affected.

   - Freedom to Operate Risks. We are aware that patents related to electrically assisted drug delivery have been granted to, and patent applications filed by, our potential competitors. We or our partners have taken licenses to some of these patents, and will consider taking additional licenses in the future. Nevertheless, the competitive nature of our field of business and the fact that others have sought patent protection for technologies similar to ours, makes these risks more real than not.

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

WE RUN THE RISK THAT OUR TECHNOLOGY WILL BECOME OBSOLETE OR LOSE ITS COMPETITIVE ADVANTAGE.

   The drug delivery business is very competitive, fast moving and intense, and expected to be increasingly so in the future. Other companies and research institutions are developing drug delivery systems that, if not similar in type to our systems, are designed to address the same patient or subject population. Therefore, we cannot promise you that our products will be the best, the safest, the first to market, or the most economical to make. If competitors' products are better than ours, for whatever reason, then we will make less money from sales and our products risk becoming obsolete.

   There are many reasons why competitors might be more successful than Genetronics, including:

   - More Money. Some competitors have a lot more money than we do. They can afford more technical and timeline setbacks than we can.

   - Greater Experience. Some competitors have been in the drug delivery business longer than we have. They have greater experience than us in critical areas like clinical testing, obtaining regulatory approval, and sales and marketing. This experience or their name recognition may give them a competitive advantage over us.

   - Superior Patent Position. Some competitors may have a better patent position protecting their technology than we have or will have to protect our technology. If we cannot use our patents to prevent others from copying our technology or developing similar technology, or if we cannot obtain a critical license to another's patent that we need to make and use our equipment, then we would expect our competitive position to lessen.

   - Faster to Market. Some companies with competitive technologies may move through stages of development, approval, and marketing faster than Genetronics. If a competitor receives FDA approval before us, then it will be authorized to sell product before us. Because the first company "to market" often has a significant advantage over late-comers, a second place position could result in less than anticipated sales.

   - Reimbursement Allowed. In the United States, third party payers, such as Medicare, may reimburse physicians and hospitals for competitors' products but not for our human-use products. This would significantly affect our ability to sell our human-use products in the United States and would have a serious effect on revenues and our business as a whole. Outside of the United States, reimbursement and funding policies vary widely.

OUR ABILITY TO ACHIEVE SIGNIFICANT REVENUE FROM SALES OR LEASES OF HUMAN-USE EQUIPMENT WILL DEPEND ON ESTABLISHING EFFECTIVE SALES, MARKETING AND DISTRIBUTION CAPABILITIES OR RELATIONSHIPS AND WE LACK SUBSTANTIAL EXPERIENCE IN THESE AREAS.

   Our company has no experience in sales, marketing and distribution of clinical and human-use products. If we want to be direct distributors of the human-use products, then we must develop a marketing and sales force. This would involve a lot of money, training, and time. Alternatively, we may decide, as we did with the human-use oncology market, to rely on a company with a large distribution system and a large direct sales force to undertake the majority of these activities on our behalf. This route could result in less profit for us, but may permit us to reach market faster. In any event, we cannot assure you that we will be able to undertake the effort on our own, or contract with another to do this for areas other than oncology, at a reasonable cost. We also cannot assure you that, regardless of the route we take, we will successfully commercialize any product.

WE HAVE OPERATED AT A LOSS AND WE EXPECT TO CONTINUE TO ACCUMULATE A DEFICIT.

   As of March 31, 2000, we had a deficit of $29,598,443. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to grow, as it will be expensive to continue our clinical, research, and development efforts. If these activities are successful, and if we receive approval from the FDA to market human-use equipment, then even more money will be required to market and sell the equipment.

   Most of the cash we received during the fiscal year ended March 31, 2000 was from the sale and distribution of special warrants to investors and funding received from contracting partners. Other funds came from sales of BTX research-use equipment, interest income on our investments, Small Business Innovative Research (SBIR) grants, milestone payments, sales of equipment to Ethicon for use in clinical trials, and exercise of stock options. It is possible that we will lose our SBIR grants or that it will be determined that we are not or have not been in compliance with such program requirements, and the government may require us to pay back the original funding grants or even pay certain penalties. We do not expect to receive enough money from these sources to completely pay for future activities.

WE WILL HAVE A NEED FOR SIGNIFICANT AMOUNTS OF MONEY IN THE FUTURE AND THERE IS NO GUARANTEE THAT WE WILL BE ABLE TO OBTAIN THE AMOUNTS WE NEED.

   As discussed, we have operated at a loss, and expect that to continue for some time in the future. Our plans for continuing clinical trials, conducting research, furthering development and, eventually, marketing our human-use equipment will cost a lot of money. The extent of these costs will depend on many factors, including some of the following:

   - The progress and breadth of preclinical testing and the size of our drug delivery programs, all of which directly influence cost;

   - The costs involved in complying with the regulatory process to get our human-use products approved, including the number, size, and timing of necessary clinical trials and costs associated with the current assembly and review of existing clinical and pre-clinical information;

   - The costs involved in patenting our technologies and defending them;

   - Changes in our existing research and development relationships and our ability to enter into new agreements;

   - The cost of manufacturing our human-use and research-use equipment; and

   - Competition for our products and our ability, and that of our partners, to commercialize our products.

   We plan to fund operations by several means. Ethicon will continue to fund a portion of the oncology program, and we will attempt to enter into contracts with partners that will fund either general operating expenses or specific programs or projects. Some funding also may be received through government grants. We cannot promise that we will enter into any such contracts or, if we do, that our partners will provide enough money to meet our needs.

   In the past, we have raised funds by public and private sale of our stock, and we may do this in the future to raise needed funds. Sale of our stock to new private or public investors usually results in existing shareholders becoming "diluted". The greater the number of shares sold, the greater the dilution. A high degree of dilution can make it difficult for the price of our stock to rise rapidly, among other things. Dilution will lessen a shareholder's voting power.

   We cannot assure you that we will be able to raise money needed to fund operations, or that we will be able to raise money under terms that are favorable to us.

IF WE DO NOT HAVE ENOUGH MONEY TO FUND OPERATIONS, THEN WE WILL HAVE TO CUT
COSTS.

   If we are not able to raise needed money under acceptable terms, then we will have to take measures to cut costs, such as:

   - Delay, scale back or discontinue one or more of our drug or gene delivery programs or other aspects of operations, including laying off some personnel or stopping or delaying clinical trials;

   - Sell or license some of our technologies that we would not otherwise give up if we were in a better financial position;

   - Sell or license some of our technologies under terms that are a lot less favorable than they otherwise might have been if we were in a better financial position; and

   - Consider merging with another company or positioning ourselves to be acquired by another company.

   If it became necessary to take one or more of the above-listed actions, then we may have a lower valuation, which probably would be reflected in our stock price.

THE MARKET FOR GENETRONICS STOCK IS VOLATILE, WHICH COULD ADVERSELY AFFECT AN INVESTMENT IN OUR STOCK.

   Our share price and volume are highly volatile. This is not unusual for biomedical companies of our size, age, and with a discrete market niche. It also is common for the trading volume and price of biotechnology stocks to be unrelated to a company's operations, i.e., to go up or down on positive news and to go up or down on no news. Our stock has exhibited this type of disconnect in the past, and may well exhibit it in the future. The historically low trading volume of our stock, in relation to many other biomedical companies of about our size, makes it more likely that a severe fluctuation in volume, either up or down, will affect the stock price.

   Some factors that we would expect to depress the price of our stock include:

   - Adverse clinical trial results;

   - Announcement that the FDA denied our request to approve our human-use product for commercialization in the United States, or similar denial by other regulatory bodies which make independent decisions outside the United States. To date, Europe is the only foreign jurisdiction in which we have sought approval for commercialization;

   - Announcement of legal actions brought by or filed against us for patent or other matters, especially if we do not win such actions;

   - Cancellation of important corporate partnerships or agreements, such as the Ethicon agreement;

   - Public concern as to the safety or efficacy of our human-use products including public perceptions regarding gene therapy in general;

   - Shareholders' decisions, for whatever reasons, to sell large amounts of our stock;

   - A decreasing cash-on-hand balance to fund operations, or other signs of apparent financial uncertainty; and

   - Significant advances made by competitors that are perceived to limit our market position.

OUR DEPENDENCE UPON NON-MARKETED PRODUCTS, LACK OF EXPERIENCE IN MANUFACTURING AND MARKETING HUMAN-USE PRODUCTS, AND OUR CONTINUING DEFICIT MAY RESULT IN EVEN FURTHER FLUCTUATIONS IN OUR TRADING VOLUME AND SHARE PRICE.

   Successful approval, marketing, and sales of our human-use equipment are critical to the financial future of our company. Our products are not yet approved for sale in the United States and some other jurisdictions and there can be no assurance that they will be or that such sales will be as large or timely as we expect. These uncertainties may cause our operating results to fluctuate dramatically in the next several years. We believe that quarter-to-quarter or annual comparisons of our operating results are not a good indication of our future performance. Nevertheless, these fluctuations may cause us to perform below the expectations of the public market analysts and investors. If this happens, the price of our common shares would likely fall.

OUR BTX INSTRUMENT DIVISION MARKETS ONLY TO THE ELECTROPORATION PRODUCT NICHE MARKETS AND RELIES ON DISTRIBUTION RELATIONSHIPS FOR SALES.

   The BTX Instrument Division currently markets only electroporation equipment to the research market. If our research-use equipment loses its competitive position, because the BTX Instrument Division does not have any other product line on which to rely, our sales would be expected to decline. Therefore, if we do not develop and introduce new products directed to research-use electroporation, at a reasonable price, then we will lose pace with our competitors. We cannot guarantee you that we will have the necessary funds for our BTX Instrument Division to stay competitive or that the Division will succeed.

   The research-use equipment is sold through United States and international distributors. Approximately 30% of BTX instrument sales during the fiscal year ended March 31, 2000 were in the United States through our distribution relationship with VWR Scientific. This accounted for about 20% of our total revenue. We rely heavily on our relationship with VWR to sell our product in the United States. There is no guarantee that we will be able to maintain or replace our current distribution relationship with VWR or other distributors, or establish sales, marketing and distribution capabilities of our own. If distribution relationships are not in place or maintained for the major markets, e.g., the United States, Europe and Japan, then the BTX Instrument Division may suffer declining sales, which would have an effect on our bottom line.

THERE IS A RISK OF PRODUCT LIABILITY WITH HUMAN-USE EQUIPMENT AND RESEARCH-USE EQUIPMENT.

   The testing, marketing and sale of human-use products expose us to significant and unpredictable risks of equipment product liability claims. These claims may arise from patients, clinical trial volunteers, consumers, physicians, hospitals, companies, institutions, researchers or others using, selling, or buying our equipment. Product liability risks are inherent in our business and will exist even after the products are approved for sale. If and when our human-use equipment is commercialized, and with respect to the research-use equipment that is currently marketed by our BTX Instrument Division, we run the risk that use (or misuse) of the equipment will result in personal injury. We have not experienced any claims of this kind to date, but we cannot be certain that they will not occur. The chance of occurrence will increase after both product types are on the market.

   Genetronics purchased liability insurance in connection with the ongoing oncology clinical trials, and we would expect to purchase additional policies for any additional clinical trial. We cannot assure you that the insurance we purchase will provide adequate coverage in the event a claim is made, and that no payments against claims will be funded by us directly. If we did have to make payment against a claim, then it would impact our financial ability to perform the research, development, and sales activities we have planned.

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

   Our products must be manufactured in sufficient commercial quantities, in compliance with regulatory requirements, and at an acceptable cost to be attractive to purchasers. We rely on third parties to manufacture and assemble most aspects of our equipment. We endeavor to have two approved sources for every component of the manufacturing process and have three approved sources for some components in the process.

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

OUR BTX INSTRUMENT DIVISION MUST MANAGE THE RISKS OF INTERNATIONAL OPERATIONS.

   The BTX Instrument Division of Genetronics sells a lot of its research-use equipment in foreign countries, particularly in the Pacific Rim. In the fiscal year ended March 31, 2000, about 36% of BTX's revenues were from BTX sales into foreign countries. Like any company having foreign sales, BTX's sales are influenced by many factors outside of our control.

   For instance, the following factors can negatively influence BTX's sales or profitability in foreign markets:

   - We are subject to foreign regulatory requirements, foreign tariffs and other trade barriers that may change without sufficient notice;

   - Our expenses related to international sales and marketing may increase to a significant extent due to political and/or economic factors out of our control, including money spent to control and manage distributors;

   - We are subject to various export restrictions and may not be able to obtain export licenses when needed;

   - Some of the foreign countries in which we do business suffer from political and economic instability, and Asian markets, which are important to the BTX Instrument Division, have recently suffered considerable turmoil;

   - Some of the foreign currencies in which we do business fluctuate significantly;

   - We may have difficulty collecting accounts receivables or enforcing other legal rights; and

   - We are subject to the Foreign Corrupt Practices Act, which may place us at a competitive disadvantage to foreign companies that do not have to adhere to this Act.

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

   We have an employment agreement in place for Martin Nash, our President, Chief Executive Officer and Chief Financial Officer, and a compensation agreement is in place for James Lierman, our Chief Operating Officer. If Mr. Nash or Mr. Lierman leaves us, that might pose significant risks to our continued development and progress. Our progress may also be curtailed if Dietmar Rabussay, Ph.D., our Vice President of Research and Development, or George M. Gill, M.D., our Vice President of Clinical Research and Regulatory Affairs, were to leave us.

WE MAY NOT MEET ENVIRONMENTAL GUIDELINES, AND AS A RESULT COULD BE SUBJECT TO CIVIL AND CRIMINAL PENALTIES.

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

OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN OUR FORWARD-LOOKING STATEMENTS.

   Some of the statements under "Prospectus Summary," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this prospectus may constitute forward-looking statements. These statements, if any, involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by forward-looking statements. The most significant of these factors are discussed under "Risk Factors" or described elsewhere in this prospectus.

   In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such words or other comparable words.

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. In addition, neither us nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this prospectus.


ITEM 2. PROPERTIES

        The Company owns no real property and has no plans to acquire any real property in the future. The Company currently leases a facility of 24,931 square feet at its headquarters in San Diego. This facility provides adequate space for the Company's current research, manufacturing, sales and administrative operations. The current lease runs through December 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not a party to any material legal proceedings, other than as described below, with respect to itself, its subsidiaries, or any of its material properties.

        On May 23, 2000, the Company received notice that Roger Fuller, a former employee of the Company, filed a complaint in the Superior Court of San Diego County against the Company and one of its former managers alleging damages suffered in connection with his termination. The amount of damages is unspecified. The Company believes that Mr. Fuller does not have a valid claim and intends to vigorously defend against such claims.

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

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Market Information

        The principal trading markets for the common shares of Genetronics Biomedical Ltd. are the American Stock Exchange (AMEX) and the Toronto Stock Exchange (TSE). Trading began on the AMEX on December 8, 1998. The Company's common shares have also traded on the former Vancouver Stock Exchange (VSE), however the Company voluntarily de-listed from that exchange on March 6, 1998. The table below sets forth the quarterly high and low sales prices of the Company's common shares in the two most recent fiscal years.


       ========================= =========================== =============================
                                    Toronto Stock Exchange      American Stock Exchange
                Period                       CDN$                          US$
       ========================= =========================== =============================
                                      HIGH           LOW           HIGH            LOW
       ------------------------- --------------- ----------- ---------------- ------------
       Apr - June 1998                4.91          3.35            -              -
       ------------------------- --------------- ----------- ---------------- ------------
       July - Sept 1998               4.75          3.10            -              -
       ------------------------- --------------- ----------- ---------------- ------------
       Oct - Dec 1998                 6.20          4.00         3.6875          3.25
       ------------------------- --------------- ----------- ---------------- ------------
       Jan - March 1999               6.10          4.80         4.0625          3.25
       ------------------------- --------------- ----------- ---------------- ------------
       Apr - June 1999                5.70          4.10         3.875           3.81
       ------------------------- --------------- ----------- ---------------- ------------
       July - Sept 1999               5.70          3.40         3.873           2.31
       ------------------------- --------------- ----------- ---------------- ------------
       Oct - Dec 1999                 5.15          4.00         3.500           2.69
       ------------------------- --------------- ----------- ---------------- ------------
       Jan - March 2000              17.40          4.50         11.94           3.00
       ------------------------- --------------- ----------- ---------------- ------------

        On June 20, 2000, the closing price of the Company's common shares was CDN$4.65 on the TSE and US3.25 on the AMEX. As of June 20, 2000, there were approximately 353 registered shareholders of record. In addition, approximately 9,463,853 of the Company's common shares or 35% of the total 27,264,218 issued and outstanding common shares on June 20, 2000, were held among 289 registered United States record holders.

        Dividends

        The Company has never paid any cash dividends on its common stock.

FEDERAL INCOME TAX CONSEQUENCES

        The discussion under this heading summarizes the principal Canadian and United States federal income tax consequences of acquiring, holding and disposing of common shares of the Registrant for a shareholder of the Registrant who is not resident in Canada and who is a United States person which does not own a 10% or more interest in the Registrant and holds their investment as a capital asset. It is based on the current provisions of the Income Tax Act (Canada) (the "Tax Act") and the regulations thereunder. The provisions of the Tax Act and the Internal Revenue Code are subject to income tax treaties to which Canada and the United States are parties, including the Canada-United States Income Tax Convention (1980) (the Convention). This discussion is general only and is not a substitute for independent advice from a shareholder's own tax advisor.

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

        Dividends on Common Shares - United States Shareholders: United States persons (i.e. citizens, residents, domestic corporations, etc.) are subject to tax on their worldwide income, regardless of source. Dividends of the Registrant received by a United States person shareholder would be subject to income tax at the United States ordinary income tax rates. Any Canadian withholding tax withheld on dividends of the Registrant should be creditable against United States income tax, subject to limitations. It should be noted that the Company has never paid dividends in the past and management does not anticipate that any dividends will be paid in the foreseeable future.

        Dispositions of Common Shares: The following comments apply only to a shareholder whose common shares of the Registrant constitute capital property to him for the purposes of the Tax Act. Shares will generally constitute capital property unless the holder is a trader or dealer in securities. A taxpayer's capital gain or capital loss from a disposition of a common share of the Registrant is the amount, if any, by which his proceeds of disposition exceed (or are exceeded by, respectively) the aggregate of his adjusted cost base of the share and reasonable expenses of disposition. Under the Tax Act, a non-resident of Canada is subject to Canadian tax on taxable capital gains, and may deduct allowable capital losses realized on a disposition of "taxable Canadian property." Shares of a Canadian corporation listed on a prescribed stock exchange will only be classified as Taxable Canadian Property if the shareholder, and persons with whom the shareholder does not deal at arm's length, owned 25% or more of the issued shares of any class at any time in the five year period ended at the time of the disposition. Toronto Stock Exchange is a prescribed stock exchange. However, the Convention relieves United States residents from liability for Canadian tax on capital gains derived on a disposition of shares unless, a) their value is derived principally from real property in Canada, b) the holder was resident in Canada for 120 months during any period of 20 consecutive years preceding the disposition and the shares were owned by him when he ceased to be resident in Canada, or c) they formed part of the business property of a "permanent establishment" that the holder has or had in Canada within the 12 months preceding the disposition.

        Dispositions of Common Shares: The following comments apply only to a United States person shareholder whose common shares of the Registrant constitute capital property and are not shares of a passive foreign investment company . The shares will generally constitute capital property unless the holder is a trader or dealer in securities. A United States person shareholder would be subject to income tax on dispositions of the Registrants stock resulting in capital gain. A taxpayer's capital gain or capital loss from a disposition of a common share of the Registrant is the amount, if any, by which his proceeds of disposition exceed (or are exceeded by, respectively) the aggregate of his tax basis of the share and reasonable expenses of disposition. Subject to limitations, any Canadian income tax withheld on the disposition of the Registrants common shares should be creditable against the United States income tax.

        Determination of PFIC Status: Under United States federal income tax law, a foreign corporation is considered a passive foreign holding company ("PFIC") if the corporation meets either an asset or income test in any given year. Under the income test, a foreign corporation is a PFIC if 75% or more of its gross income is passive income. Under the asset test, a foreign corporation is a PFIC if 50% or more of the average value of its assets (generally on a gross basis) consists of assets that would produce passive income; a foreign corporation may elect to have the asset test applied using the adjusted bases of its assets rather than their fair market values. The registrant believes that it is not classified as a PFIC for the fiscal year ended March 31, 2000.

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

        United States Foreign Tax Credit: United States persons are taxed on their worldwide income. In order to prevent the double taxation that could result on income derived from foreign sources, the United States allows a credit for foreign taxes paid or accrued. The amount of foreign tax available to offset United States federal income tax on foreign source income is subject to limitation. United States federal foreign tax credit law is a complex topic. It is suggested that a competent United States tax advisor be consulted with for a more complete understanding of such provisions.

RECENT SALES OF UNREGISTERED SECURITIES

        In the fiscal year ended March 31, 2000, the Company issued a total of 988,542 shares of its common stock to certain of its employees, directors, and consultants pursuant to the exercise of stock options for total consideration of $1,516,239.

        In June, 1999, the Company sold an aggregate of 4,187,500 special warrants pursuant to a private placement at a purchase price of $3.00 per special warrant for total consideration of $12,562,500. The sale and issuance of these securities were exempt from registration under the Securities Act by virtue of Section 4(2) and/or Regulation D and Regulation S promulgated thereunder. Each of the investors that participated in the Regulation D offering represented to the Company that they were "accredited investors" within the meaning of Rule 501(c) of the Securities Act. In March 2000, 23,000 warrants were converted into 23,000 common shares. Also in March 2000, the Company issued 151,300 common shares pursuant to the exercise of agent's warrants to acquire 151,300 common shares at a price of $3.31 per share. Subsequent to March 31, 2000, the Company issued an additional 180,500 common shares pursuant to the exercise of agent's warrants at a price of $3.31 per share. In addition, all remaining special warrants were converted into 4,164,500 common shares.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following table sets forth selected consolidated financial data for the Company for the periods indicated, derived from audited consolidated financial statements prepared in accordance with accounting principles generally accepted in Canada which conform to accounting principals generally accepted in the United States, except as described in Note 17 to the consolidated financial statements. The data set forth below should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included elsewhere herein. Effective January 23, 1998, the Board of Directors of the Company approved the change of its fiscal year from a February 28 year-end to a March 31 year-end.

        On June 20, 2000 the Interbank rate of exchange for converting Canadian dollars into United States dollars equaled 1.4667 Canadian dollars for 1 United States dollar. The following table presents a history of the exchange rates of Canadian dollars into United States dollars for the five most recent fiscal years of the Company.


======================= =============== =============== =============== ============= =============
Fiscal Periods Ended    March 31, 2000  March 31, 1999  March 31, 1998  Feb 28, 1997  Feb 29, 1996
======================= =============== =============== =============== ============= =============
Period End                  1.4494          1.5104          1.4218          1.3556        1.3752
----------------------- --------------- --------------- --------------- ------------- -------------
Average                     1.4661          1.5031          1.3994          1.3556        1.3767
----------------------- --------------- --------------- --------------- ------------- -------------
Period's High               1.4878          1.5845          1.4686          1.3752        1.4077
----------------------- --------------- --------------- --------------- ------------- -------------
Period's Low                1.4524          1.4144          1.3594          1.3381        1.3458
----------------------- --------------- --------------- --------------- ------------- -------------

        The following summarizes certain selected consolidated financial information with respect to the Company and is qualified in its entirety by reference to the Financial Statements of the Company and the Notes thereto. All amounts are shown in United States dollars.

===================================================================================================
                                       12 Months    12 Months     13 Months   12 Months   12 Months
       Fiscal Periods Ended             3/31/00      3/31/99       3/31/98     2/28/97     2/29/96
===================================================================================================
Net Sales                              4,134,436    3,434,105     3,097,198   3,040,734   2,512,131
---------------------------------------------------------------------------------------------------
License Fee and milestone payments       416,667    4,500,000             0           0           0
---------------------------------------------------------------------------------------------------
Interest Income                          556,193      300,911       427,498      71,206      64,160
---------------------------------------------------------------------------------------------------
Research Revenue and Grant Funding       526,236      387,183       134,094      47,439     105,292
---------------------------------------------------------------------------------------------------
Net Loss for Period
---------------------------------------------------------------------------------------------------
    Canadian GAAP(1)                  (9,599,942)  (6,603,837)   (7,596,666) (2,994,610) (1,876,426)
---------------------------------------------------------------------------------------------------
    United States GAAP               (10,703,830)  (7,150,537)   (7,904,166) (3,330,110) (2,033,326)
---------------------------------------------------------------------------------------------------
Net Loss per Common Share
---------------------------------------------------------------------------------------------------
    Canadian GAAP                          (0.43)       (0.33)        (0.43)      (0.24)      (0.17)
---------------------------------------------------------------------------------------------------
    United States GAAP                     (0.48)       (0.35)        (0.44)      (0.26)      (0.18)
---------------------------------------------------------------------------------------------------
Total Assets
---------------------------------------------------------------------------------------------------
    Canadian GAAP                     14,012,304    9,807,644     9,242,887   4,161,129   4,318,264
---------------------------------------------------------------------------------------------------
    U.S. GAAP                         14,012,304    9,807,644     9,242,887   4,161,129   4,318,264
---------------------------------------------------------------------------------------------------
Long Term Liabilities                    128,356      173,840       122,319     120,598      22,757
---------------------------------------------------------------------------------------------------
Dividends per Share                            0            0             0           0           0
---------------------------------------------------------------------------------------------------

(1) GAAP means Generally Accepted Accounting Principles

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Through its Drug and Gene Delivery Division, Genetronics is engaged in developing drug and gene delivery systems based on electroporation to be used in the site-specific treatment of disease. Through its BTX Instrument Division, the Company develops, manufactures, and sells electroporation equipment to the research laboratory market.

        In the past the Company's revenues primarily reflected product sales to the research market through the BTX Instrument Division and research grants through the Drug and Gene Delivery Division. In October 1998 the Company entered into a comprehensive License and Development Agreement and a Supply Agreement with Ethicon, Inc., a Johnson & Johnson company, involving Genetronics' proprietary drug and DNA delivery system for the electroporation therapy treatment of solid tumor cancer. As part of the License and Development Agreement, the Company received an up-front licensing fee. The Company has received milestone payments and will be receiving future milestone payments if and when milestones are met. In August 1999, the Company announced that Ethicon Inc. transferred its responsibilities and obligations under the License and Development and Supply Agreements to Ethicon Endo-Surgery, Inc., which is also a Johnson & Johnson company. Since mid-January 2000, the Company and Ethicon have been assembling and reviewing existing clinical and regulatory information relating to human clinical trials for treating certain cancers with bleomycin and the Company's MedPulser(R) system. Existing information relating to pre-clinical in vitro and in vivo animal studies also is being reviewed. These projects have delayed pre-commercialization activities for the system in Europe and initiation of a pivotal or other clinical trial in the United States and are expected to further delay European commercial launch and initiation of new clinical trials for at least several more months. Pivotal clinical trials are used to assess a drug for efficacy at several independent sites in a statistically large number of patients.

        Until the commercialization of clinical products pursuant to the License and Development and Supply Agreements, the Company expects revenues to continue to be attributable to product sales to the research market, milestone payments, grants, collaborative research arrangements, and interest income.

        Due to the expenses incurred in the development of the drug and gene delivery systems, the Company has been unprofitable in the last five years. As of March 31, 2000 the Company has incurred a cumulative deficit of $29,598,443. The Company expects to continue to incur substantial operating losses in the future due to continued spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities.

        Inflation

        The Company does not believe that inflation has had a material adverse effect on net sales or results of operations. The Company has generally been able to pass on increased costs related to inflation through increases in selling prices.

RESULTS OF OPERATIONS

        The following discussion and analysis explains trends in the Company's financial condition and results of operations for the years ended March 31, 2000 and March 31, 1999, and the 13 months ended March 31, 1998. This discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-K. The consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in Canada, which conform to accounting principles generally accepted in the United States, except as described in Note 17 to the consolidated financial statements.

TWELVE MONTHS ENDED MARCH 31, 2000 COMPARED TO TWELVE MONTHS ENDED MARCH 31,
1999

        Revenues

        The BTX Instrument Division produced net sales of $3,827,537 for the twelve months ended March 31, 2000, compared with net sales of $3,434,105, for the twelve months ended March 31, 1999, which meant an increase of $393,432, or 11%. The primary factor contributing to this increase was the result of higher sales through domestic distributors which increased by 31% over the previous year.

        Export sales increased by $76,507, or 6%, from $1,298,886 for the twelve months ended March 31, 1999 to $1,375,393 for the twelve months ended March 31, 2000. Export sales as a percentage of total sales remained relatively constant at 36% in the twelve months ended March 31, 2000 compared to 38% in the twelve months ended March 31, 1999.

        In August of 1999 the Company introduced the ECM 630, an Exponential Decay Wave Electroporation system which utilizes a Precision Pulse Technology, the new BTX Platform technology, and an all-new digital user interface. The introduction of the new product also resulted in additional sales. The overall increase in sales was also attributed to the increased focus on application-based sales in the in vivo gene therapy area.

        The Drug and Gene Delivery Division had its first product sales in the twelve months ended March 31, 2000 in the amount of $306,899. The product sales were to Ethicon and consisted of medical instruments and applicators which were designated for market development activities and future clinical trials.

        Revenues from grant funding decreased from $354,135 for the twelve months ended March 31, 1999 to $334,901 for the twelve months ended March 31, 2000. The grant revenues in the twelve months ended March 31, 2000 were primarily a result of activities within the Oncology field for which a Phase II Small Business Innovative Research (SBIR) grant was awarded to the Company by the NIH in September 1997. In the year ended March 31, 2000 the Company also received revenues from a Phase I SBIR grant which was awarded in February of 1999 for an In Vivo Skin-Targeted Gene Therapy project. Revenues from grant funding may fluctuate from period to period based on the level of grant funding awarded and the level of research activity related to the grants awarded.

        In the twelve months ended March 31, 2000, the Drug and Gene Delivery Division recorded milestone revenues in the amount of $416,667. The milestones achieved were part of the Licensing Agreement with Ethicon involving the use of the Medpulser(R) system for Electroporation Therapy in the treatment of solid tumor cancer. The decrease in license fees and milestone payments from $4,500,000 for the twelve months ended March 31, 1999 to $416,667 for the twelve months ended March 31, 2000 was a result of the $4,000,000 up-front licensing fee received from Ethicon in October of 1998. Milestone revenues may fluctuate from period to period due to the timing of milestone achievements, the amount of milestone payments, and whether milestones were achieved.

        In the twelve months ended March 31, 2000 the Company recorded contract research revenues in the amount of $191,335, primarily as a result of collaborative research agreements to develop Genetronics' electroporation technology for use in particular gene therapy applications.

        Interest income for the twelve months ended March 31, 2000 in the amount of $556,193 increased by $255,282, or 85%, compared to the interest income for the twelve months ended March 31, 1999 in the amount of $300,911. The increase in interest income was attributable to the proceeds from the private placement in June 1999 which were invested in interest-bearing instruments.

        Cost Of Sales

        Cost of sales for the BTX Instrument Division increased by 143,337, or 9%, from $1,638,635, for the twelve months ended March 31, 1999 to $1,781,972 for the twelve months ended March 31, 2000. The increase was primarily a result of higher net sales.

        The Drug and Gene Delivery Division recorded cost of sales in the amount of $241,927 for the twelve months ended March 31, 2000. For the prior year no cost of sales were incurred since no products were sold.

        Gross Profit and Gross Margin

        Primarily due to the higher sales, the gross profit for the BTX Instrument Division for the twelve months ended March 31, 2000 in the amount of $2,045,565, increased by $250,095, or 14%, compared with $1,795,470 for the twelve months ended March 31, 1999.

        The gross profit margin for BTX products increased from 52% for the twelve months ended March 31, 1999 to 53% for the twelve months ended March 31, 2000.

        The Drug Delivery Division recorded a gross profit in the amount of $64,972 for the twelve months ended March 31, 2000. The low gross profit margin of 21% was expected since the products sold were designated for market development and future clinical trials and therefore were sold at a highly discounted price.

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses which include advertising, promotion and selling expenses, increased by $129,779, or 2%, from $5,481,051 for the twelve months ended March 31, 1999 to $5,610,830 for the twelve months ended March 31, 2000. The increase was primarily due to higher sales and marketing expenses in the BTX Instrument Division, partially as a result of efforts to increase product sales and promote the newly introduced ECM 630. General and administrative expenses for the year ended March 31, 2000 remained at about the same level as for the year ended March 31, 1999.

        Research and Development/Clinical Trials

        Research and development costs decreased by $1,109,739, or 14%, from $8,086,959 for the twelve months ended March 31, 1999 to $6,977,220 for the twelve months ended March 31, 2000.

        The overall lower R&D expenses were primarily a result from lower clinical/regulatory expenses due to the winding down of the Head & Neck Phase II clinical trials in the United States and Canada and decreased activities related to the development of the Drug and Gene Delivery products. Reduced expenses in the transdermal and vascular therapy areas, as the result of a shift in the Company's primary focus to oncology and gene therapy, also contributed to the lower research and development expenses. The above noted lower R&D expenses in the Drug and

Gene Delivery Division more than offset increased engineering expenses in the BTX Instrument Division, which were incurred in the process of upgrades to certain BTX instrument products.


        Restructuring charges

        In the summer of 1999 the Company undertook a review of its operating structure to identify opportunities to improve operating effectiveness. As a result of this review, certain staffing changes occurred. The Company also announced that its employment of two senior executives ended in September 1999. In December 1999, the Company entered into an Agreement for Termination of Employment with each of the two senior executives. In accordance with the staffing changes and the terms of the Termination of Employment Agreements, the Company has accrued and recorded restructuring charges of $597,183 for the twelve months ended March 31, 2000.

        Net results of reportable segments (Net results of reportable segments do not include unallocated items such as interest income and expense and general and administrative costs)

        The BTX Instrument Division reported a net surplus in the amount of $332,657 for the twelve months ended March 31, 2000 compared to a net surplus in the amount of $366,386 for the twelve months ended March 31, 1999. The lower surplus for the year ended March 31, 2000 was attributable to the higher engineering expenses to upgrade certain BTX instrument products and the increase in sales and marketing expenses. The higher operating expenses more than offset the higher gross profit for the year.

        The Drug and Gene Delivery Division reported net expenditures in the amount of $6,073,667 for the twelve months ended March 31, 2000 compared to net expenditures in the amount of $2,858,343 for the twelve months ended March 31, 1999, an increase of $3,215,324. The increase in net expenditures was a result of the one-time $4,000,000 up-front licensing fee received in the twelve months ended March 31, 1999 from Ethicon as part of the Licensing Agreement. Not including the one-time licensing fee, net expenditures for the year ended March 31, 2000 decreased by approximately $785,000, primarily as a result of the lower research and development expenses.

        Net Loss

        For the twelve months ended March 31, 2000 the Company recorded a net loss of $9,599,942 compared with a net loss of $6,603,837 for the twelve months ended March 31, 1999, which meant an increased loss of $2,996,105, or 45%. The lower loss for the twelve months ended March 31, 1999 was primarily a result of the $4,000,000 up-front license fee received from Ethicon in October of 1998.

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

        Revenues

        The BTX Instrument Division produced net sales of $3,434,105, for the twelve months ended March 31, 1999, compared with net sales of $3,097,198, for the thirteen months ended March 31, 1998. On an "adjusted" basis, net sales increased by 20% for the fiscal year ended March 31, 1999. One of the factors contributing to this increase was the result of the Company's efforts to expand United States sales by building up a sales force through distributors. For the twelve months ended March 31, 1999, United States sales through distributors increased by 31% compared with the thirteen months ended March 31, 1998. 38% of the total net sales for the twelve-month period ended March 31, 1999 were exported; the same percentage sold internationally for the thirteen-month period ended March 31, 1998.

        Even though the economic crisis in East Asia continued to impact export sales, international sales increased 13% in the 12 month period ended March 31, 1999 compared to the 13 month period ended March 31, 1998. This increase was primarily a result of the Company's efforts to expand sales into Europe and South America.

        In late 1998 the Company introduced the ECM 830, a Square Wave Electroporation system which utilizes the new BTX Power Platform technology and all-new digital user interface. The CE compliant ECM 830 is expected to assist the Company's future sales efforts in Europe.

        In October 1998 Genetronics entered into comprehensive Licensing and Development and Supply Agreements with Ethicon, Inc., a Johnson & Johnson company, involving its proprietary drug delivery system for Electroporation Therapy treatment of cancer. As part of the Licensing Agreement the Company received a $4,000,000 up-front licensing fee. Future milestone payments, a percentage of net sales as license fees and revenues for the manufacture and sale of the Company's drug delivery system for Electroporation Therapy treatment of cancers are also part of the agreement. The first milestone payment of $500,000 was received in March 1999 when the Company was given approval to affix the CE Mark to its proprietary MedPulser(R) drug delivery system.

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

        Revenues from grant funding increased from $128,069, for the thirteen months ended March 31, 1998 to $354,135, for the twelve months ended March 31, 1999. The increase was a result of two Phase I grants awarded in vascular therapy and transdermal drug delivery in September 1997 and April 1998, respectively, and one Phase II grant in oncology in September 1997, which was substantially received during the year ended March 31, 1999. A Phase I grant for which no revenues have been received as of March 31, 1999 was awarded in March 1999 for $99,995 for gene therapy research.

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

        The gross profit margin for BTX products decreased slightly from 54% for the thirteen months ended March 31, 1998 to 52% for the twelve months ended March 31, 1999. In an effort to improve its manufacturing capability, the Company has upgraded several positions, including hiring a new Manager of Production. Contributing to the lower profit margin was the increase of sales to distributors as a percentage of total sales, since distributors receive a discount, and the impact of new employees.

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses which include advertising, promotion and selling expenses, increased by $1,308,805, or 31%, from $4,172,246, for the thirteen months ended March 31, 1998 to $5,481,051, for the twelve months ended March 31, 1999. The Company added administrative and management personnel to support increased research and development activities in the Drug Delivery Division and the ongoing clinical trials. Sales and marketing expenses in the Company increased as a result of efforts to build up a distributor sales force to expand domestic sales.

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

        Net results of reportable segments (Net results of reportable segments do not include unallocated costs such as interest income and expense and general and administrative costs)

        The reported net results in the amount of $366,386 for the twelve months ended March 31, 1999 compared to $478,499 for the thirteen months ended March 31, 1998 which on an "adjusted basis," meant a decrease of 17%. The decrease was the result of a lower profit margin and increased sales and marketing expenses. Also, increased engineering expenses to upgrade BTX instruments for CE mark compliance contributed to the lower net results.

        The Drug Delivery Division reported net expenditures in the amount of $2,858,343 for the twelve months ended March 31, 1999 compared to $ 5,282,338 for the thirteen months ended March 31, 1998, which meant a decrease of $2,423,995, or 46%. The lower net expenditures were primarily a result of the up-front licensing fee from Ethicon Inc. which more than offset the increased research and development expenses.

        Net Loss

        For the twelve months ended March 31, 1999 the Company recorded a net loss of $6,603,837, compared with a net loss of $7,596,666, for the thirteen months ended March 31, 1998, a decrease of 6% on an adjusted basis. The lower loss is primarily a result of the up-front license fee and milestone payment from Ethicon Inc. which more than offset the increased research and development expenses and selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

        During the last five fiscal years, the Company's primary uses of cash have been to finance research and development activities, including preclinical and clinical trials in the Drug and Gene Delivery Division. The Company has satisfied its cash requirements principally from proceeds from the sale of equity. In June 1999 the Company closed a private placement of 4,187,500 special warrants at a price of $3.00 per special warrant for net proceeds to the Company of $11,063,758. Each special warrant entitled the holder to acquire one common share in the capital of the Company at no additional cost upon exercise. In March 2000, 23,000 warrants were converted into 23,000 common shares. Also in March 2000, the Company issued 151,300 common shares pursuant to the exercise of agent's warrants to acquire 151,300 common shares at a price of $3.31 per share. Subsequent to March 31, 2000 the Company issued an additional 180,500 common shares pursuant to the exercise of agent's warrants at a price of $3.31 per share. In addition, all remaining special warrants were converted into 4,164,500 common shares.

        As of March 31, 2000, the Company had working capital of $9,508,012, compared to $6,204,598, as of March 31, 1999. The increase was a result of the private placement in June 1999.

        On March 31, 2000, the Company's cash and cash equivalents amounted to $9,742,344. Cash flows used in operating activities were $8,790,736 for the twelve months ended March 31, 2000 compared to $6,318,900 for the twelve months ended March 31, 1999. The lower cash used in operating activities for the twelve months ended March 31, 1999 was primarily attributable to the $4,000,000 up-front license fee received from Ethicon in October 1998.

        Investing activities for other assets for the twelve months ended March 31, 2000 increased over the previous year due to increased expenses related to the strengthening of the Company's patent portfolio through preparation, filing, and prosecution of patent applications, whereas expenses incurred for the purchase of capital assets decreased.

        In August 1999 the Company entered into a revolving credit agreement with a bank which provides the Company with the ability to borrow up to $2,000,000. Borrowings under this facility bear interest at the Bank's floating reference rate less a discount, or the London Inter Bank Offer Rate (LIBOR) plus a premium. Under the agreement, outstanding balances are collaterized by assignment of cash accounts and short-term investment accounts. The credit facility will expire on June 30, 2000. At March 31, 2000 there was no outstanding balance on the revolving line of credit.

        Receivables in the amount of $1,120,450 at March 31, 2000 were $343,802, or 44% higher than at March 31, 1999 primarily due to outstanding invoices for shipments of products for clinical trials during the last month of the year ended March 31, 2000.

        Current liabilities increased from $1,423,335 at March 31, 1999 to $2,105,847 at March 31, 2000, primarily due to the accrual of restructuring charges, the recording of $268,665 deferred revenues as a result of the receipt of an up-front payment as part of a collaborative gene therapy research agreement, and the prepayment of reimbursable tooling expenses by Ethicon.

        The Company believes that its existing cash and cash equivalents will be sufficient to fund its operations at least through the next twelve months.

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

IMPACT OF YEAR 2000

        In prior years, the Company discussed the nature and progress of plans to become Year 2000 ready. In late 1999, the Company completed remediation and testing of systems. As a result of those planning and implementation efforts, no significant disruptions in mission critical information technology and non-information technology systems were experienced. The Company believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $50,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with the Company's products, internal systems, or the products and services of third parties. The Company will continue to monitor mission critical computer applications and those of the Company's suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk related to changes in interest rates. The risks related to foreign currency exchange rates are immaterial and the Company does not use derivative financial instruments.

        The Company has invested its excess cash, cash equivalents, and short-term investments in United States government, municipal, and corporate debt securities with high quality credit ratings and an average maturity of no more than six months. These investments are not held for trading or other speculative purposes. Given the short-term nature of these investments, and that the Company has no borrowings outstanding, the Company is not subject to significant interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        The Consolidated Financial Statements of the Company listed in Item 14(a) are included herein on the financial pages and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

EXECUTIVE OFFICERS

        The executive officers and directors of the Company, the positions held by them and their ages as of March 31, 2000 are as follows:

               NAME                     AGE                       TITLE
-----------------------------------     ---      --------------------------------------------
Martin Nash .......................      53      Director, Chief Executive Officer, President
                                                 and Chief Financial Officer
James Lierman .....................      53      Chief Operating Officer
James L. Heppell (1)(3) ...........      44      Director, Interim Chairman of the Board
Gunter A. Hofmann .................      64      Director
Stan Yakatan ......................      57      Director
Suzanne L. Wood (2)(3) ............      43      Director
Gordon Politeski (1)(2)(3) ........      56      Director
Felix Theeuwes (2)(3) .............      62      Director
Gordon Blankstein(1)(3) ...........      49      Director
Grant Denison, Jr.(3)(4) ..........      50      Director

----------
   (1) Member of the Compensation Committee
   (2) Member of the Audit Committee
   (3) Member of Nomination and Corporate Governance Committee
   (4) Mr. Denison was appointed to the Board on May 22, 2000.

        MARTIN NASH has been the President and Chief Executive Officer of Genetronics since September 1999 and its Chief Financial Officer since June 1999. He has been a director since July 1997. From April 1996 to September 1999 he was Senior Vice President of Genetronics. He has also served as Senior Vice President of Genetronics, Inc. since June 1994 and a director of Genetronics, Inc. since April 1996. Prior to joining Genetronics, Inc. in 1994, Mr. Nash was co-founder, Chief Executive Officer and Chief Financial Officer of Cypros Pharmaceutical Corporation (NASDAQ), co-founder of Corvas International, Inc. (NASDAQ), and Vice President of Corporate Development at Synbiotics (NASDAQ). He was also President of Molecular Biosystems, Inc. (NYSE) and held a variety of marketing and business development management positions at Ortho Diagnostics Systems, Inc., a division of Johnson & Johnson, Inc., and at Becton Dickinson & Company. In 1990 Mr. Nash was President of the Association of Biotechnology Companies. Mr. Nash received a Bachelor of Arts and Sciences from Boston College.

        JAMES LIERMAN has been Chief Operating Officer of Genetronics since September 7, 1999. Prior to that, he was Vice President for Corporate Development and was responsible for the negotiation and execution of the strategic license and development agreement between the Company and Ethicon, Inc., a Johnson & Johnson company, for the use of Genetronics proprietary drug delivery system for the electroporation therapy of solid tumors. Mr. Lierman is past President and CEO of the San Diego-based River Medical Inc., a biomedical company specializing in intravenous drug therapy systems. Prior to managing River Medical, Mr. Lierman was Director, Commercial Development for Abbott Laboratories, Hospital Products Division, where he was responsible for licensing, acquisitions and contract manufacturing sales. He is a graduate of Monmouth University and holds 15 patents.

        GUNTER A. HOFMANN, Ph.D., was the Chairman of the Board and Chief Scientific Officer of Genetronics Biomedical Ltd. from September 1994 until his employment ended in September 1999, and was Chairman of the Board and Chief Scientific Officer of Genetronics, Inc. from January 1992 until September 1999. Dr. Hofmann continues to be a director of Genetronics Biomedical Ltd. Prior to founding Genetronics, Inc., in 1983, Dr. Hofmann managed the product development and technology transfer activities of Maxwell Laboratories. Dr. Hofmann holds approximately 50 patents and has several others pending. Dr. Hofmann received his doctorate in Physics from the Max-Planck-Institute for Plasma Physics in Germany.

        JAMES L. HEPPELL has been a Director of Genetronics Biomedical Ltd. and Genetronics, Inc. since September 1994 and interim chairman since September 1999. Mr. Heppell is a partner at Catalyst Corporate Finance Lawyers in British Columbia. Mr. Heppell provides corporate finance legal services to technology issuers. His expertise lies in representing biotechnology companies, instructing and carrying out cross-border financings and in dealing with the requirements of all major Canadian exchanges, as well as NASDAQ. Mr. Heppell is also a director and the secretary of Pheromone Sciences Corp. and is the secretary of Forbes Medi-Tech Inc. and Response Biomedical Corp. In addition to his L.L.B., Mr. Heppell has a Bachelor of Science degree in Microbiology from the University of British Columbia.

        SUZANNE L. WOOD has been a Director of Genetronics Biomedical Ltd. and Genetronics, Inc. since June 1989. Ms. Wood is a principal of Wood & Associates, a financial and management consulting firm servicing public and private companies since 1982. She is currently President and Director of MicroAccel, Inc., Silva Bay International Inc. and California Cyber Design Inc. Her experience in financial and corporate management include positions as past President and Director of The Neptune Society, Inc., Director of Envoy Communications Group Ltd., Controller and Director of the Mitek Group of Companies and Vice President and Director of Barrington Petroleum Inc. Ms. Wood received her Bachelor of Arts from the University of British Columbia, where she also attained three years of post-graduate training. During her employment with Revenue Canada Taxation in the Business Audit Division, she completed four levels of the Certified General Accountants Program.

        STAN YAKATAN has been a Director of Genetronics Biomedical Ltd. and Genetronics, Inc. since July 1997. Mr. Yakatan is currently Chairman of Quantum Biotechnologies, Inc., a development stage company. Mr. Yakatan is Chairman and managing partner of Katan Associates, a financial consulting company and he is a board member of Quantum Biotechnologies, Inc., Phycogen, Inc. and Conjuchem, Inc. . Mr. Yakatan is an advisory board member of BioCapital, ComMIT Systems, Arete, S3M, SynData, and he serves in an advisory capacity to Avanir Pharmaceuticals. From 1994 to 1995, Mr. Yakatan was Chief Executive Officer of Cystar. From 1991 to 1993 Mr. Yakatan was Chairman and Chief Executive Officer of Unisyn Technologies Inc., a development stage biotechnology company. Previously, he was Executive Vice President of New Brunswick Scientific, Inc. and President and Chief Executive Officer of Biosearch, a biotech company previously based out of San Rafael, California, and specializing in the manufacture of DNA and peptide synthesizers, prior to its sale to Millipore. Mr. Yakatan has a Masters degree in Business Administration from the University of Pennsylvania.

        GORDON POLITESKI has been a Director of Genetronics Biomedical Ltd. and Genetronics, Inc. since May 1997. Mr. Politeski is currently Director of SBL Technologies Medical Laser Group. He is former President and Chief Executive Officer of Harley Street Software, involved in ambulatory ECG monitoring, and is former President and Chief Executive Officer of Nortran Pharmaceuticals, Inc. where he took the company's first drug candidate successfully through a Phase I clinical trial. As founding President and Chief Executive Officer of Biomira, Inc., a cancer diagnostics and therapy company, Mr. Politeski took Biomira from the former Alberta Stock Exchange to the Toronto Stock Exchange and subsequently to the NASDAQ. He has also served a President and General Manager for Allergan Pharmaceuticals in opthamology, and currently is a Director of Sabretooth Holding, Inc. and a Director, the Chief Financial Officer and Vice President Business Development of BCY Ventures, Inc., a publicly traded venture capital pool company. Mr. Politeski is a graduate of the University of Saskatchewan and the Amos Tuck Executive Program at Dartmouth University.

        FELIX THEEUWES has been a Director of Genetronics Biomedical Ltd. and Genetronics, Inc. since August, 1999. From 1970 to June 1999 Dr. Theeuwes held various positions within Alza Corporation, directing research, technology development and product development for a variety of controlled drug delivery systems. Presently, Dr. Theeuwes is the chairman and Chief Scientific Officer of Durect Corporation which is a spin out from Alza Corporation to focus on the development of products based on the DUROS(TM) system technology. Dr. Theeuwes work led to the product introduction of the Alzet(R) mini osmotic pump series for animal research, and the OSRO(R) systems series of products. He directed research in transdermal research and development, initiated the electrotransport/ ionphoresis program, and initiated the DUROS(TM) osmotic implant program. Dr. Theeuwes holds more than 210 United States patents covering these systems and has published more than 80 articles and chapters of books. Dr. Theeuwes is a member of the board of directors of Vinifera Inc., and Durect Corporation and a member of the scientific advisory board at Antigenics. In 1993, Dr. Theeuwes completed the Stanford Executive Program at Palo Alto, California.

        GORDON BLANKSTEIN joined the Boards of Genetronics Biomedical Ltd. and Genetronics, Inc. on September 7, 1999. Mr. Blankstein founded GST Global Light Telecommunications Inc. ("GSTTT") in 1992. He has been the Chairman of the board of directors of that corporation since October 1996. Mr. Blankstein was a director of NACT Telecommunications, Inc. a publicly traded subsidiary of GSTTI. He is a founder, past President, Chairman of the board and former director of ICG Communications, Inc. a publicly traded telecommunications services provider. Mr. Blankstein is also currently the Chairman of the board of directors of Bluestar Battery Systems International Corp. and Comptec Industries Ltd. and is Vice-Chairman and a director of Highpoint Telecommunications Inc. He is a former member of the Policy Advisory Committee of the former Vancouver Stock Exchange. Mr. Blankstein holds a bachelor's degree and an M.B.A. from the University of British Columbia.

        GRANT DENISON, JR. is co-founder, Chairman and CEO of BioMarin Pharmaceutical Inc., Novato, Calif., with 25 years experience in pharmaceutical management. Prior to his present position, he served as President, Consumer Products, and as Corporate Senior Vice President, Business Development, for Searle, responsible for the general management of Searle's consumer products business and all pharmaceutical, diagnostics and consumer licensing and development. He also served as Vice President, Corporate Planning for Searle's parent company, Monsanto Company, during a period of major restructuring and portfolio realignment, and as President of Searle's United States operations during a period of significant sales and earnings growth in the late 1980s. Prior to joining Searle, Mr. Denison was Vice President, International Operations for Squibb Medical Systems. He also held various management positions at Pfizer, Inc. including Vice President, Pharmaceutical Planning and Business Development, and was responsible for the formation of numerous licensing, acquisition and strategic alliances. Mr. Denison previously served on the Board of Genetronics, Inc. from May 1996 to August 1998. He also serves as director of several companies including York Medical, Inc., Nastech Pharmaceutical, Dentalview and Clubb BioCapital. Mr. Denison holds an M.B.A. from Harvard Graduate School of Business Administration and an A.B. in Mathematical Economics from Colgate University.

BOARD COMMITTEES

        The Audit Committee meets with the Company's independent auditors at least annually to review the results of the annual audit and discuss the financial statements; recommends to the Board the independent auditors to be retained; and receives and considers the auditors' comments (out of the presence of management) as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee is composed of three directors: Suzanne L. Wood (Chair), Gordon Politeski and Felix Theeuwes.

        The Compensation Committee makes recommendations based upon management's suggestions regarding the salaries and incentive compensation for officers and key employees and performs such other functions regarding compensation as the Board may delegate. The Compensation Committee is composed of James L. Heppell (Chair), Gordon Politeski and Gordon Blankstein.

        The Nomination and Corporate Governance Committee identifies and recommends candidates for election to the Board of Directors. It advises the Board of Directors on all matters relating to directorship practices, including the criteria for selecting directors, policies relating to tenure and retirement of directors and compensation and benefit programs for non-employee directors. The Nomination and Corporate Governance Committee also makes recommendations relating to the duties and membership of committees of the Board of Directors, recommends processes to evaluate the performance and contributions of individual directors and the Board of Directors as a whole and approves procedures designed to provide that adequate orientation and training are provided to new member of the Board of Directors and consults with the Chief Executive Officer in the process of recruiting new directors and assists in locating senior management personnel and selecting members for the scientific advisory board. The Nomination and Corporate Governance Committee has developed a policy to govern the Company's approach to corporate governance issues and provides a forum for concerns of individual directors about matters not easily or readily discussed in a full board meeting, e.g., the performance of management. The

Nomination and Corporate Governance Committee is composed of Gordon Politeski (Chair), James L. Heppell, Suzanne L. Wood, Felix Theeuwes, Gordon Blankstein, and Grant Denison.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth the compensation of each of the named executive officers of the Company for the last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                     ANNUAL            LONG-TERM
                                                  COMPENSATION        COMPENSATION
                                              --------------------    ------------
                                   YEAR                                SECURITIES
                                   ENDED                               UNDERLYING
                                   MARCH      SALARY        BONUS     OPTIONS/SARS      ALL OTHER
NAME AND PRINCIPAL POSITION        31 (1)       ($)         ($)(2)         (3)       COMPENSATION (4)
---------------------------        ------     -------       ------    ------------   ----------------
Martin Nash                         2000      201,808        -0-        300,000           17,347
Director, President, Chief          1999      140,573       27,200      127,200            7,520
Executive Officer and Chief         1998      143,096        -0-         25,000(6)        12,241
Financial Officer (5)

James C. Lierman                    2000      155,769       20,834       50,000            3,798(8)
Chief Operating Officer (7)         1999      136,500      200,000      127,000            3,072
                                    1998      146,463       45,000       20,000            3,777

Gunter A. Hofmann                   2000      107,146        -0-         97,000(10)      121,969(11)
Former Chairman and Chief           1999      179,785       35,200      135,200           14,083
Scientific Officer (9)              1998      188,923        -0-         25,000           13,383

Lois J. Crandell                    2000      114,324        -0-         26,700(13)      133,727(14)
Former Director, President and      1999      179,990       43,125      143,125           14,065
Chief Executive Officer (12)        1998      184,465        -0-         65,000           13,244


(1) The fiscal year ended March 31, 1998, included 13 months, due to a fiscal year end change from February 28 to March 31 at that time.
(2) As of the date of this filing, the Board of Directors of the Company has not considered bonuses for achievements of the Named Executives or other Company employees during the fiscal year ended March 31, 2000 (other than bonuses based on contractual right). The Board plans to consider the issue. If bonuses are granted, then they will be paid from an account carried on the Company's books to address accrued compensation for the fiscal year ended March 31, 2000.
(3) The Company does not have Stock Appreciation Rights. All noted securities are options.
(4) The noted Other Compensation includes cash contributions made by the Company to purchase, on the open market, common shares of the Company for the named executives' 401(k) accounts. Also included for Dr. Hofmann and Ms. Crandell are amounts paid for life insurance premiums; for Dr. Hofmann, Ms. Crandell, and Mr. Nash, that portion of automobile leases attributed to personal use; and, for Ms. Crandell, amounts paid for disability insurance premiums. Additional Compensation for Mr. Nash also includes reimbursement for certain personal travel expenses authorized by the Board of Directors.
(5) On June 10, 1999 Martin Nash was appointed Chief Financial Officer and retained his position as Senior Vice President. On September 7, 1999 he was appointed President and Chief Executive Officer and resigned as Senior Vice President.
(6) An additional grant of 25,000 options, the exercise of which was contingent upon the occurrence of a future event, was cancelled in the previous fiscal year. This grant is not included in the Summary Compensation Table.
(7) On September 7, 1999, Mr. Lierman was promoted to Chief Operating Officer.

(8) Beginning in December, 1999, the Company leased an automobile for the business use of Mr. Lierman. For income tax purposes, the Company determines the percentage of time each Named Executive uses his or her company-leased car for personal use during the 12 month period of December 1 through November 30. Because the lease began after November 30, 1999, that portion of automobile expenses paid by the Company for Mr. Lierman's personal use of the automobile during the period of December, 1999 through March 31, 2000, will be recorded as additional compensation to him in the 10-K filed for the fiscal year ended March 31, 2001.
(9) Dr. Hofmann's employment with the Company ended on September 7, 1999. He remains a director.
(10) Includes 97,000 options granted to Dr. Hofmann on November 12, 1999, after his employment by the Company ended. The grant was made pursuant to a Separation Agreement.
(11) Includes $114,997 of severance and other termination payments paid to, or for the benefit of, Dr. Hofmann in the fiscal year ended March 31, 2000 after his employment by the Company ended. The payments were made pursuant to a Separation Agreement.
(12) Ms. Crandell's employment with the Company ended on September 7, 1999. She resigned as a director on December 6, 1999.
(13) Includes 26,700 options granted to Ms. Crandell on November 12, 1999, after her employment by the Company ended. The grant was made pursuant to a Separation Agreement.
(14) Includes $125,627 of severance and other termination payments paid to, or for the benefit of, Ms. Crandell in the fiscal year ended March 31, 2000 after her employment by the Company ended. The payments were made pursuant to a Separation Agreement.

OPTION/SAR GRANTS TABLE

        The following table sets out stock options and stock appreciation rights granted to each Named Executive Officer during the fiscal year of the Company ended March 31, 2000:


                                                                                                 POTENTIAL REALIZABLE
                                 NUMBER OF                                                         VALUE AT ASSUMED
                                SECURITIES          % OF TOTAL     EXERCISE                      ANNUAL RATES OF STOCK
                                UNDERLYING          OPTIONS/SARS   OR BASE                      PRICE APPRECIATION FOR
                               OPTIONS/SARS         GRANTED TO     PRICE                             OPTION TERM
                                 GRANTED           EMPLOYEES IN     (US$/     EXPIRATION        ----------------------
        NAME                     (#)(1)           FISCAL YEAR(2)  SECURITY)      DATE            5% ($)        10% ($)
-----------------------        ------------       --------------  ---------   ----------        -------      ---------
Martin Nash                     300,000                31%           4.13      02/06/10         779,200      1,974,647
James Lierman                    50,000                 5%           2.94      11/11/09          92,447        293,936
Gunter A. Hofmann, Ph.D          97,000(3)             10%           2.94      11/11/09         179,348        570,236
Lois J. Crandell                 26,700(4)              3%           2.94      11/11/09          49,367        156,962

----------
(1) The Company does not have Stock Appreciation Rights. All noted securities are options.
(2) The Company granted a total of 958,200 options to its employees in the fiscal year ended March 31, 2000, including 123,700 options granted to Dr. Hofmann and Ms. Crandell after their employment by the Company ended (which are used in calculating the percentages).
(3) These options were granted to Dr. Hofmann on November 12, 1999, after his employment by the Company ended.
(4) These options were granted to Ms. Crandell on November 12, 1999, after her employment by the Company ended.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

        The following table sets forth information concerning each exercise of stock options or tandem SARs and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs, provided on an aggregated basis:

                                                           NUMBER OF SECURITIES UNDERLYING     VALUE OF UNEXERCISED IN-THE-
                                                          UNEXERCISED OPTIONS/SARS AT FISCAL      MONEY OPTIONS/SARS AT
    NAME OF             SECURITIES           VALUE                    YEAR END (1)               FISCAL YEAR-END ($)(2)
   EXECUTIVE             ACQUIRED          REALIZED
    OFFICER            ON EXERCISE           ($)         (#) EXERCISABLE  (#) UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----------------       -----------        ---------      ---------------  ------------------   -----------    -------------
Martin Nash                -0-               N/A            299,200(3)         250,000(3)        949,120        570,750
James Lierman              -0-               N/A            399,481(4)          67,519(4)       1,785,372       222,553
Gunter A.
Hofmann, Ph.D.          150,000(5)        307,500(6)        240,200(7)          97,000(7)        801,529        308,945
                         20,000            27,000
                         25,000            23,500
Lois J. Crandell        100,000(8)        205,000(9)        283,125(10)         26,700(10)       907,791         85,040
                         20,000            23,500
                         25,000            27,000

(1) The Company does not have Stock Appreciation Rights. All noted securities are options.
(2) The closing price of the company's common shares on the AMEX was $6.125 on March 31, 2000. This price was used in the calculations reported in the column "Value of Unexercised In-the-Money Options/SARs at Fiscal Year-end Exercisable/Unexercisable." All Named Executives were "in the money" on March 31, 2000, with respect to all stock options granted to each.
(3) 20,000 options with an exercise price of $1.33; 7,000 options with an exercise price of $2.19; 25,000 options with an exercise price of $2.55; 45,000 options with an exercise price of $2.78; 25,000 options with an exercise price of $1.76; 27,200 options with an exercise price of $2.25; 100,000 options with an exercise price of $2.69; and 300,000 options with an exercise price of $4.13.
(4) 250,000 options with an exercise price of $1.12; 10,000 options with an exercise price of $2.55; 10,000 options with an exercise price of $2.78; 20,000 options with an exercise price of $2.12; 27,000 options with an exercise price of $2.25; 100,000 options with an exercise price of $2.69; 50,000 options with an exercise price of $2.94.
(5) 150,000 options were exercised on July 2, 1999 at an exercise price of $0.83; 20,000 options were exercised on October 27, 1999 at an exercise price of $1.53; 25,000 options were exercised on October 27, 1999 at an exercise price of $1.94.
(6) The closing price of GEB on the AMEX was $2.88 on both July 2, 1999 and October 27, 1999.
(7) 35,000 options with an exercise price of $2.27; 25,000 options with an exercise price of $2.81; 45,000 options with an exercise price of $3.06; 35,200 options with an exercise price of $2.48; 100,000 options with an exercise price of $2.95; and 97,000 options with an exercise price of $2.95. The 97,000 options were granted to Dr. Hofmann on November 12, 1999, after his employment by the Company ended; the grant was made pursuant to a Separation Agreement.
(8) 100,000 options were exercised on July 2, 1999 at an exercise price of $0.83; 20,000 options were exercised on October 27, 1999 at an exercise price of $1.53; 25,000 options were exercised on October 27, 1999 at an exercise price of $1.94.
(9) The closing price of GEB on the AMEX was $2.88 on both July 2, 1999 and October 27, 1999.
(10) 40,000 options with an exercise price of $2.81; 60,000 options with an exercise price of $3.06; 40,000 options with an exercise price of $3.21; 43,125 options with an exercise price of $2.48; 100,000 options with an exercise price of $2.95; and 26,700 options with an exercise price of $2.94. The 26,700 options were granted Ms. Crandell on November 12, 1999, after her employment by the Company ended; the grant was made pursuant to a Separation Agreement.

COMPENSATION OF DIRECTORS

        Outside directors of the Company are paid a fee of $1,000 per day for each board or committee meeting a director attends in person; a director participating telephonically is paid $500 per day for each such meeting. In addition, each of the outside directors may receive an annual grant of an option to purchase the Company's common shares. In the last completed fiscal year, the outside directors were not granted options to purchase shares of the Company's common stock, other than grants made to new directors joining the board. Inside directors do not receive separate compensation for their participation in board or committee meetings. The Company pays all reasonable expenses associated with directors' attendance at, and participation in, board and committee meetings, and other Company business to which a director attends.

        As described in Note 15 to the Consolidated Financial Statements, the Company incurred legal fees charged by the law firm of Catalyst Corporate Finance Lawyers in Vancouver, British Columbia, Canada, in the amount of $161,042 in the year ended March 31, 2000. James L. Heppell, a partner of that law firm, is a Director of the Company. The Company also incurred accounting and administrative fees charged by Wood & Associates of

Vancouver, British Columbia, Canada, in the amount of $29,055 in the year ended March 31,2000. Suzanne Wood, the Principal of Wood & Associates, is a Director of the Company. For the year ended March 31, 2000, the Company incurred $32,600 for certain administration fees charged by a company where one of the principals was an officer of the Company's former French subsidiary.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

        In January 1995, the Company entered into an employment agreement with Lois J. Crandell, the Company's former President and Chief Executive Officer. The employment agreement had a one year term with automatic renewal unless 60 days prior notice is provided. Such agreement was amended January 9, 1996, March 1, 1997 and January 15, 1999 and provided for an annual salary of $220,000, an annual bonus of up to 25% of her annual salary, payable within 90 days of the end of the fiscal year, and life insurance in the amount of $500,000. Ms. Crandell's employment with the Company ended as of September 7, 1999. The Company entered into a Separation Agreement and Consulting Agreement with Ms. Crandell, effective December 6, 1999 and September 7, 1999, respectively. Pursuant to the Separation and Consulting Agreements, the Company made severance payments and issued additional option grants to Ms. Crandell.

        In January 1995, the Company entered into an employment agreement with Gunter A. Hofmann, Ph.D., the Company's former Chief Scientific Officer, and such employment agreement had a one year term with automatic renewal unless 60 days prior notice is provided. Such agreement was amended on January 9, 1996, March 1, 1997 and January 15, 1999 and provided for an annual salary of $200,000, and annual bonus of up to 20% of his annual salary, payable within 90 days of the end of the fiscal year and life insurance in the amount of $500,000. Dr. Hofmann's employment with the Company ended as of September 7, 1999. The Company entered into a Separation Agreement and Consulting Agreement with Dr. Hofmann, effective December 6, 1999 and September 7, 1999, respectively. Pursuant to the Separation and Consulting Agreements, the Company made severance payments and issued additional option grants to Dr. Hofmann.
 .
        In January 1995, the Company entered into an employment agreement with Martin Nash, the Company's then Senior Vice President. Mr. Nash was also appointed as the Company's Chief Financial Officer on June 10, 1999 and President and CEO on September 7, 1999. Mr. Nash's employment agreement has a one year term with automatic renewal unless 60 days prior notice is provided. Such agreement was amended on January 9, 1996, March 1, 1997 and January 15, 1999 and, pursuant to a Board resolution as of September 7, 1999, Mr. Nash receives an annual salary of $220,000. Mr. Nash is also eligible to receive an annual bonus of up to 20% of his annual salary, payable within 90 days of the end of the Company's fiscal year.

        Upon termination of Mr. Nash's employment for the following reasons; (i) the Company decides not to renew his employment agreement, (ii) the Company terminates him or (iii) if without written consent of Mr. Nash, the Company changes his duties or responsibilities and he terminates his employment with six months written notice, then the Company must pay to Mr. Nash two months of his annual salary for each full year of service, such payment to be for no shorter time period than for six months and Mr. Nash shall be entitled to all other benefits that he would have been entitled to as an employee. In addition, pursuant to the terms of the employment agreements between the Company and Mr. Nash, in recognition of the fact that he requires the use of a car in the performance of his duties, the Company pays the lease payment, the insurance, maintenance, and repair costs associated with a car for Mr. Nash. That portion of such costs associated with personal usage of the car is considered compensation to Mr. Nash.

        In January 1996, the Company entered into an employment agreement with James Lierman for the position of Vice President of Corporate Development. Mr. Lierman was appointed Chief Operating Officer of the Company in September 1999. Mr. Lierman is eligible to receive an annual bonus determined by a percentage of the licensing activity attributed to Mr. Lierman's employment efforts with the Company. In recognition of the fact that Mr. Lierman requires the use of a car in the performance of his duties, the Company pays the lease payment, the insurance, maintenance, and repair costs associated with a car for Mr. Lierman. That portion of such costs associated with personal usage of the car is considered compensation to Mr. Lierman.

REPRICING OF OPTIONS/SARS

        The Company did not adjust or amend the exercise price of stock options or SARs previously awarded to the named executive officers at any time during the last completed fiscal year. The Company does not have SARs.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee is responsible for determining the compensation of the executive officers of the Company. The members of the Compensation Committee as of March 31, 2000, are James L. Heppell (Chair), Gordon J. Politeski, and Gordon Blankstein.

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

        Compensation of President and Chief Executive Officer

        The Committee considers with particular care the compensation of the Company's Chief Executive Officer, and recommends such compensation for Board approval. Lois J. Crandell was the Company's President and Chief Executive Officer until September 7, 1999 of the fiscal year ended March 31, 2000. Ms. Crandell's annual base compensation was $220,000 on September 7, 1999. Mr. Nash was appointed President and Chief Executive Officer of the Company on September 7, 1999. His base salary was increased on November 12, 1999, from $165,000 to $220,000, retroactive to September 7, 1999. Any future increases in salary and/or bonuses are based upon progress in achieving certain of the Company's milestones.

                                                          COMPENSATION COMMITTEE



                                                            James L. Heppell.
                                                            Gordon J. Politeski
                                                            Gordon Blankstein

PERFORMANCE GRAPH

        The following graph compares the cumulative total stockholder return on the Company's Common Stock as listed on the Toronto Stock Exchange to two indices: the S&P Super Cap Biotechnology Index and the AMEX Composite Index. The total return for each of the Company's stock, the AMEX Composite Index and the S&P Super Cap Biotechnology Index assumes the reinvestment of dividends, although dividends have never been declared on the Company's Common Stock. The S&P Super Cap Biotechnology Index tracks the aggregate price performance of 16 biotechnology firms on the S&P Super Cap Index; such index began on July 1, 1996. The AMEX Composite Index tracks the aggregate price performance of equity securities of 300 of the largest traded companies in Canada; such index began on December 29, 1995. On December 8, 1998, the Company listed its stock on the American Stock Exchange. Since the Company's stock has been listed on the Toronto Stock Exchange for a longer time, the following comparisons were prepared using the Toronto Stock Exchange since they are more meaningful to stockholders. All dollar values are in Canadian dollars.

                            COMPARISON OF CUMULATIVE
                           TOTAL RETURN ON INVESTMENT

                                    Genetronics                  AMEX Index
         Date                      Indexed Price               Indexed Price
      ----------                   -------------               -------------
      March 1996                      $100.00                     $100.00
      March 1997                       234.38                      100.68
      March 1998                       221.88                      134.36
      March 1999                       309.37                      137.01
      March 2000                       562.50                      186.80


                                    Genetronics               S&P Biotechnology
         Date                      Indexed Price               Indexed Price
      ----------                   -------------               -------------
      March 1996                      $100.00                     $100.00
      March 1997                       117.19                       88.15
      March 1998                       110.94                      102.86
      March 1999                       154.69                      195.26
      March 2000                       195.26                      335.51

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information as of June 5, 2000 with respect to (i) each stockholder known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding common stock of the Company,
(ii) each director, (iii) each currently Named Executive Officer and (iv) all directors and currently Named Executive Officers of the Company as a group. Except as set forth below, each of the named persons and members of the group has sole voting and investment power with respect to the shares shown.

------------------------------------------------------- ---------------------- -------------------
                                                         Amount and Nature of    Percent of Class
                                                         Beneficial Ownership    of Common Stock
Beneficial Owner of Common Stock (1)                      of Common Stock (2)          (2)
------------------------------------------------------- ---------------------- -------------------
Johnson & Johnson Development Corporation                    2,242,611             8.23%
One Johnson & Johnson
Plaza, New Brunswick, New Jersey
------------------------------------------------------- ---------------------- -------------------
Gunter A. Hofmann                                            3,158,088(3)            11.37%
11199 Sorrento Valley Road
San Diego, California 92121
------------------------------------------------------- ---------------------- -------------------
Martin Nash                                                    679,661(4)             2.47%
------------------------------------------------------- ---------------------- -------------------
James Lierman                                                  412,481(5)             1.49%
------------------------------------------------------- ---------------------- -------------------
James L. Heppell                                                80,500(6)              *
------------------------------------------------------- ---------------------- -------------------
Suzanne L. Wood                                                 97,500(7)              *
------------------------------------------------------- ---------------------- -------------------
Stan Yakatan                                                   252,400(8)              *
------------------------------------------------------- ---------------------- -------------------
Gordon Politeski                                                85,000(9)              *
------------------------------------------------------- ---------------------- -------------------
Gordon Blankstein                                               35,000(10)             *
------------------------------------------------------- ---------------------- -------------------
Felix Theeuwes                                                  69,000(11)             *
------------------------------------------------------- ---------------------- -------------------
Grant Denison, Jr.                                              80,000(12)             *
------------------------------------------------------- ---------------------- -------------------
Lois Crandell                                                3,158,088(13)           11.37%
------------------------------------------------------- ---------------------- -------------------
All  Executive  Officers and  Directors as a group (10
persons)                                                     4,949,630(14)           17.3%
------------------------------------------------------- ---------------------- -------------------

*       less than 1%

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedule 13Ds filed with the Securities and Exchange Commission (the "Commission"). Except as shown otherwise in the table, the address of each stockholder listed is in care of the Company at 1119 Sorrento Valley Rd., San Diego, California 92121.
(2) Except as otherwise indicated in the footnotes of this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants exercisable within 60 days of June 20, 2000 are deemed outstanding for computing the percentage of the person or entity holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentage of beneficial ownership is based upon 27,264,218 shares of the Company's Common Stock outstanding as of June 20, 2000.
(3) Includes 240,200 shares of Common Stock issuable pursuant to options exercisable within 60 days of June 20, 2000. Also includes 777,189 shares owned by Lois J. Crandell, Dr. Hofmann's wife. Dr. Hofmann disclaims beneficial ownership of Ms. Crandell's shares.
(4) Includes 299,200 shares of common stock issuable pursuant to options exercisable within 60 days of June 20, 2000.
(5) Includes 399,481 shares of common stock issuable pursuant to options exercisable within 60 days of June 20, 2000 and 13,000 shares of common stock owned by Mr. Lierman's wife. Mr. Lierman disclaims beneficial ownership of his wife's shares.
(6) Includes 60,000 shares of common stock issuable pursuant to options exercisable within 60 days of June 20, 2000, 1,000 shares owned by Free Spirit Investment Ltd., which is owned 50% by Mr. Heppell and 50% by his wife and 200 shares owned by Full Moon Law Corporation, which is also owned 50% by Mr. Heppell and 50% by his wife.

(7) Includes 70,000 shares of common stock issuable pursuant to options exercisable within 60 days June 20, 2000.
(8) Includes 106,400 shares of common stock issuable pursuant to options exercisable within 60 days of June 20, 2000.
(9) Includes 85,000 shares of common stock issuable pursuant to options exercisable within 60 days of June 20, 2000.
(10) Includes 35,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of June 20, 2000.
(11) Includes 35,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of June 20, 2000.
(12) Includes 80,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of June 20, 2000.
(13) Includes 283,125 shares of Common Stock issuable pursuant to options exercisable within 60 days of June 20, 2000. Also includes 2,380,899 shares owned by Gunter A Hofmann, Ms. Crandell's husband. Ms. Crandell disclaims beneficial ownership of Dr. Hofmann's shares.
(14) Includes 1,410,281 shares of Common Stock issuable pursuant to options exercisable within 60 days of June 20, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        As described in Note 15 to the Financial Statements, the Company incurred legal fees charged by the law firm of Catalyst Corporate Finance Lawyers in Vancouver, British Columbia, Canada, in the amount of $161,042 in the year ended March 31, 2000. James L. Heppell, a partner of that law firm, is a Director of the Company.

        The Company also incurred accounting and administrative fees charged by Wood & Associates of Vancouver, British Columbia, Canada, in the amount of $29,055 in the year ended March 31,2000. Suzanne Wood, the Principal of Wood & Associates, is a Director of the Company. For the year ended March 31, 2000, the Company incurred $32,600 for certain administrative fees charged by a company where one of the principals was an officer of the Company's former French subsidiary.

        The Company entered into Separation Agreements with each of Gunter Hofmann, Ph.D., the former Chief Scientific Officer and Chairman of the Board, and Lois Crandell, the former President and Chief Executive Officer. Pursuant to the terms of the Separation Agreement with Dr. Hofmann, during the fiscal year ended March 31, 2000, the Company paid $114,997 of severance and other termination payments to, or on behalf of, Dr. Hofmann, and granted him an option to purchase 97,000 shares of the Company's common stock. Pursuant to the terms of the Separation Agreement with Ms. Crandell, during the fiscal year ended March 31, 2000, the Company paid $125,627 of severance and other termination payments to, or on behalf of, Ms. Crandell, and granted her an option to purchase 26,700 shares of the Company's common stock.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

        (a)(1)  Index to Financial Statements

                The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

                                                                                       PAGE
Report of Ernst & Young LLP, Independent Auditors ..............................        F-1
Consolidated Balance Sheets as of March 31, 2000 and March 31, 1999 ............        F-2
Consolidated Statements of Loss and Deficit for the periods ended March
31, 2000, March 31, 1999 and March 31, 1998 ....................................        F-3
Consolidated Statements of cash flows for the periods ended March 31,
2000, March 31, 1999, and March 31, 1998 .......................................        F-4
Notes to Consolidated Financial Statements .....................................        F-5

        (a)(2)  Index to Financial Statement Schedules

        All schedules are omitted because they are not required, are not applicable, or the information is included in the Financial Statements or Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

        (a)(3)  Index to Exhibits
                See Index to Exhibits beginning on page 48.

        (b) Reports on Form 8-K No reports on Form 8-K were filed during the last quarter of the period covered by this report.

        The following management compensatory plans and arrangements are required to be filed as exhibits to this Report on Form 10-K pursuant to Item 14(c):

        EXHIBIT
        NUMBER            DESCRIPTION OF DOCUMENT
        -------           -----------------------
        3.1           Articles of Incorporation.  (1)
        3.2           Bylaws.  (1)
        10.1          1995 Incentive Stock Option Plan (the "1995 Plan").  (1)
        10.2          Form of Nonstatutory Stock Option Agreement of Company pursuant to the 1995 Plan.  (1)
        10.3          Form of Incentive Stock Option Agreement of Company pursuant to the 1995 Plan.  (1)
        10.4          Amended 1997 Incentive Stock Option Plan (the "Amended 1997 Plan").  (1)
        10.5          Form of Nonstatutory Stock Option Agreement of Company pursuant to the Amended 1997 Plan.  (1)
        10.6          Form of Incentive Stock Option Agreement of Company pursuant to the
                      Amended 1997 Plan.  (1)
        10.7          Employment agreement dated January 9, 1995, Amendment No. 1 dated
                      January 9, 1996 and Amendment No. 2 dated March 1, 1997 between the
                      Company and Lois Crandell.  (1)
        10.8          Employment agreement dated January 9, 1995, Amendment No. 1 dated
                      January 9, 1996 and Amendment No. 2 dated March 1, 1997 between the
                      Company and Gunter A. Hofmann, Ph.D.  (1)
        10.9          Employment agreement dated January 9, 1995, Amendment No. 1 dated
                      January 9, 1996 and Amendment No. 2 dated March 1, 1997 between the
                      Company and Martin Nash.  (1)
        10.10         Amendment Number 3 dated January 15, 1999 to Employment Agreement dated January 9, 1995, as amended, between the Company and Lois
                      Crandell.  (2)
        10.11         Amendment Number 3 dated January 15, 1999 to Employment Agreement dated January 9, 1995, as amended between the Company and Gunter A.
                      Hofmann, Ph.D.  (2)
        10.12         Amendment Number 3 dated January 15, 1999 to Employment Agreement dated January 9, 1995, as amended, between the Company and Martin
                      Nash (2)
        10.13         401(k) Defined Contribution Plan of Company.  (1)
        10.14         Lease (sublease) between the Company (as sub-leasee), Genix Botek,
                      Inc. (as lessee) and Olen Property Corp (as landlord) dated April 7, 1998.  (1)
        10.15         Stock Purchase Agreement dated October 6, 1998 by and between the
                      Company and Johnson & Johnson Development Corporation.  (2)
        10.16         License and Development Agreement dated October 2, 1998 by and between the Company and Ethicon, Inc. (3)
        10.17         Supply Agreement dated October 2, 1998 by and between the Company and Ethicon, Inc.  (3)
        10.18         Agency Agreement - Special Warrant Private Placement, dated June 8, 1999 by and between the Company and Canaccord International Corporation. (4)
        10.19         Special Warrant Indenture, dated June 16, 1999 by and between the
                      Company and Montreal Trust Company of Canada.  (4)
        10.20         Lease Agreement by and between the Registrant and Nexus Sorrento Glen
                      LLC dated August 26, 1999.  (5)
        10.21         Trade Credit Agreement by and between the Registrant and Union Bank of California dated August 6, 1999.  (5)
        10.22         Promissory Note - Trade Finance - Base Rate by the Registrant to
                      Union Bank of California dated August 6, 1999.  (5)
        10.23         Promissory Note - Base Rate by the Registrant to Union Bank of California
                      dated August 6, 1999.  (5)

        EXHIBIT
        NUMBER            DESCRIPTION OF DOCUMENT
        -------           -----------------------

        10.24         Research and Option Agreement dated November 2, 1999 by and between the Registrant and Boehringer Ingelheim International GMBH.  (6)
        10.25         Termination of Employment Agreement dated December 6, 1999 by and between the Registrant and Lois J. Crandell.  (6)
        10.26         Consulting Services  Agreement dated December 6, 1999 by and between the
                      Registrant and Lois J. Crandell.  (6)
        10.27         Termination of Employment Agreement dated December 6, 1999 by and between the Registrant and Gunter A. Hofmann.  (6)
        10.28         Consulting Services Agreement dated December 6, 1999 by and between the Registrant and Gunter Hofmann.  (6)
        10.29         First Amendment to Agreement Concerning Termination of Employment of
                      Lois Crandell dated May 24, 2000 by and between the Registrant and Lois J. Crandell.
        10.30         First Amendment to Consulting Services Agreement dated May 24, 2000 by and between the Registrant and Lois J. Crandell.
        10.31         First Amendment to Agreement Concerning Termination of Employment of Gunter A.
                      Hofmann dated May 24, 2000 by and between the Registrant and Gunter A. Hofmann.
        10.32         First Amendment to Consulting Services Agreement dated May 24, 2000 by and between the Registrant and Gunter A. Hofmann.
        21.1          Subsidiaries of the Registrant.
        23.1          Consent of Ernst & Young, LLP Independent Auditors.
        24.1          Power of Attorney. Reference is made to page 51.
        27.1          Financial Data Schedule.

        ------------

        (1) Incorporated by reference from the Form 20-F for the period ended February 28, 1998.
        (2) Incorporated by reference from the Form 10-K filed for the year ended March 31, 1999.1
        (3) Incorporated by reference from the Registration Statement on Form S-1 filed on October 5
        (4) Incorporated by reference from the Form 10-Q filed for the quarter ended June 30, 1999.
        (5) Incorporated by reference from the Form 10-Q filed for the quarter ended September 30, 1999.
        (6)Incorporated by reference form the Form 10-Q filed for the quarter ended December 31, 1999.

                                    SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, County of San Diego, State of California, on the 28th day of June, 2000.

                              GENETRONICS BIOMEDICAL LTD.



                              By: /s/ MARTIN NASH
                                 -----------------------------------------------
                                 Martin Nash
                                 President, Chief Executive Officer and Director

                                POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Martin Nash and James Lierman, or any of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              NAME                                    POSITION                          DATE
---------------------------------       -------------------------------------      --------------

    /s/ MARTIN NASH                     President, Chief Executive Officer,         June 28, 2000
---------------------------------       Chief Financial Officer, and Director
Martin Nash                             (Principal Financial and Accounting
                                        Officer)

  /s/ JAMES L. HEPPELL                  Director                                    June 28, 2000
---------------------------------
James L. Heppell

    /s/ GUNTER A. HOFMANN               Director                                    June 28, 2000
---------------------------------
Gunter A. Hofmann

    /s/ GORDON POLITESKI                Director                                    June 28, 2000
---------------------------------
Gordon Politeski

    /s/ SUZANNE L. WOOD                 Director                                    June 28, 2000
---------------------------------
Suzanne L. Wood

    /s/ FELIX THEEUWES                  Director                                    June 28, 2000
---------------------------------
Felix Theeuwes

    /s/ GRANT DENISON, JR.              Director                                    June 28, 2000
---------------------------------
Grant Denison, Jr.

                              GENETRONICS BIOMEDICAL LTD.
                              (in United States dollars)


                             Index to Financial Statements

        The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

                                                                                PAGE
Report of Ernst & Young LLP, Independent Auditors .........................      F-1
Consolidated Balance Sheets as of March 31, 2000 and March 31, 1999 .......      F-2
Consolidated Statements of Loss and Deficit for the periods ended
March 31, 2000, March 31, 1999 and March 31, 1998 .........................      F-3
Consolidated Statements of cash flows for the periods ended March 31,
2000, March 31, 1999, and March 31, 1998 ..................................      F-4
Notes to Consolidated Financial Statements ................................      F-5

                                AUDITORS' REPORT





To the Shareholders of
GENETRONICS BIOMEDICAL LTD.

We have audited the consolidated balance sheets of GENETRONICS BIOMEDICAL LTD. as at March 31, 2000 and 1999 and the consolidated statements of loss and deficit and cash flows for the years ended March 31, 2000 and 1999 and the thirteen month period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended March 31, 2000 and 1999 and the thirteen month period ended March 31, 1998, in accordance with accounting principles generally accepted in Canada. As required by the Company Act (British Columbia), we report that, in our opinion, these principles have been applied on a consistent basis.




Vancouver, Canada,
May 3, 2000.                                            Chartered Accountants

GENETRONICS BIOMEDICAL LTD.
Incorporated under the laws of British Columbia

                           CONSOLIDATED BALANCE SHEETS


 As at March 31                                                     (In US dollars)

                                                                 2000               1999
                                                                   $                 $
------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                      9,742,344         6,189,284
Accounts receivable, net of allowance for uncollectible
  accounts of $54,925 [1999 - $19,685] [note 3]                1,120,450           776,648
Inventories [note 4]                                             611,642           655,906
Prepaid expenses and other                                       139,423             6,095
------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                          11,613,859         7,627,933
------------------------------------------------------------------------------------------
Fixed assets [note 5]                                          1,014,811         1,177,393
Other assets [note 6]                                          1,383,634         1,002,318
------------------------------------------------------------------------------------------
                                                              14,012,304         9,807,644
==========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued expenses [note 7]                 1,784,084         1,377,443
Current portion of obligations under
  capital leases [note 11]                                        53,098            45,892
Deferred revenue                                                 268,665                --
------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                      2,105,847         1,423,335
------------------------------------------------------------------------------------------
Obligations under capital leases [note 11]                        65,286           118,384
Deferred rent                                                      9,972             9,564
------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                              2,181,105         1,551,283
------------------------------------------------------------------------------------------
Commitments and contingencies [note 11]
SHAREHOLDERS' EQUITY
Share capital [note 9]                                        30,491,793        28,357,863
Additional paid in capital [note 9]                               35,768                --
Special warrants [note 9]                                     11,002,992                --
Cumulative translation adjustment                               (100,911)         (103,001)
Deficit                                                      (29,598,443)      (19,998,501)
------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                    11,831,199         8,256,361
------------------------------------------------------------------------------------------
                                                              14,012,304         9,807,644
==========================================================================================

See accompanying notes

On behalf of the Board:

                             Director                        Director

GENETRONICS BIOMEDICAL LTD.


                           CONSOLIDATED STATEMENTS OF
                                LOSS AND DEFICIT

                                                                 (In US dollars)

                                                                                       THIRTEEN
                                                  YEAR ENDED        YEAR ENDED       MONTHS ENDED
                                                   MARCH 31          MARCH 31          MARCH 31
                                                     2000              1999              1998
                                                       $                 $                 $
------------------------------------------------------------------------------------------------
REVENUE
Net sales [note 3]                                 4,134,436         3,434,105         3,097,198
License fee and milestone payments [note 3]          416,667         4,500,000                --
Grant funding                                        334,901           354,135           128,069
Revenues under collaborative research
  and development arrangements                       191,335            33,048             6,025
Interest income                                      556,193           300,911           427,498
------------------------------------------------------------------------------------------------
                                                   5,633,532         8,622,199         3,658,790
------------------------------------------------------------------------------------------------

EXPENSES
Cost of sales                                      2,023,899         1,638,635         1,427,285
Research and development                           6,977,220         8,086,959         5,637,955
Selling, general and administrative                5,610,830         5,481,051         4,172,246
Restructuring charges [note 10]                      597,183                --                --
Interest expense                                      24,342            19,391            17,970
------------------------------------------------------------------------------------------------
                                                  15,233,474        15,226,036        11,255,456
------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                           (9,599,942)       (6,603,837)       (7,596,666)

Deficit, beginning of period                     (19,998,501)      (13,394,664)       (5,797,998)
------------------------------------------------------------------------------------------------
DEFICIT, END OF PERIOD                           (29,598,443)      (19,998,501)      (13,394,664)
================================================================================================

LOSS PER COMMON SHARE                                  (0.43)            (0.33)            (0.43)
================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES          22,107,190        20,272,801        17,782,723
================================================================================================

See accompanying notes

GENETRONICS BIOMEDICAL LTD.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       (In US dollars)

                                                                                             THIRTEEN
                                                       YEAR ENDED         YEAR ENDED       MONTHS ENDED
                                                        MARCH 31           MARCH 31          MARCH 31
                                                          2000               1999              1998
                                                            $                  $                 $
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the period                                (9,599,942)        (6,603,837)       (7,596,666)
Items not involving cash:
  Depreciation and amortization                           566,358            410,268           246,258
  Provision for uncollectible accounts                     43,149              7,472            26,915
  Provision for inventory allowances                       65,620             10,976            35,608
  Loss on disposal of fixed assets                             --             18,986                --
  Deferred rent                                               408            (14,345)           (1,196)
Changes in non-cash working capital items:
  Accounts receivable                                    (386,951)          (280,393)          210,475
  Inventories                                             (21,356)          (271,792)          (37,980)
  Prepaid expenses and other                             (133,328)            (1,141)             (815)
  Accounts payable and accrued expenses                   406,641            404,906           329,206
  Deferred revenue                                        268,665                 --                --
------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                      (8,790,736)        (6,318,900)       (6,788,195)
------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of fixed assets                                 (289,511)          (414,186)         (553,687)
Increase in other assets                                 (495,581)          (287,771)         (304,683)
------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                        (785,092)          (701,957)         (858,370)
------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Payments on obligations under capital leases              (45,892)           (24,016)          (18,549)
Issuance of Special Warrants, net of issue costs       11,155,648                 --                --
Issuance of common shares, net of issue costs           2,017,042          6,795,461        12,333,136
------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                  13,126,798          6,771,445        12,314,587
------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                     2,090            (83,294)           14,361
------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        3,553,060           (332,706)        4,682,383
Cash and cash equivalents, beginning of period          6,189,284          6,521,990         1,839,607
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                9,742,344          6,189,284         6,521,990
======================================================================================================

See accompanying notes

1. NATURE OF BUSINESS

Genetronics Biomedical Ltd. carries out its business through its wholly-owned subsidiaries, Genetronics, Inc. and Genetronics S.A. Through its BTX Instrument Division, the Company develops, manufactures, and markets electroporation instrumentation and accessories used by scientists and researchers to perform genetic engineering techniques, such as cell fusion, gene transfer, cell membrane research and genetic mapping in research laboratories worldwide. Through its Drug and Gene Delivery Division, the Company is developing drug delivery systems which are designed to use electroporation to enhance drug or gene delivery in the areas of oncology, dermatology, gene therapy, cardiology and transdermal drug delivery. The Company sells the majority of its products to customers in the United States, Canada, Germany and East Asia.

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


2. ACCOUNTING POLICIES

The Company prepares its accounts in accordance with accounting principles generally accepted in Canada. A reconciliation of amounts presented in accordance with United States accounting principles is detailed in note 17. Because a precise determination of many assets and liabilities depends on future events, the preparation of financial statements necessarily involves the use of management's estimates and approximations. Actual results could differ from those estimates.

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

CONSOLIDATION

These consolidated financial statements include the accounts of Genetronics Biomedical Ltd. and its wholly-owned subsidiary, Genetronics, Inc., a private company incorporated in the state of California, USA and Genetronics S.A., a wholly owned subsidiary of Genetronics, Inc., a company incorporated in France. Significant intercompany accounts and transactions have been eliminated on consolidation.

2. ACCOUNTING POLICIES (CONT'D.)

STATEMENT OF CASH FLOWS

The Company has adopted the new recommendations of the Canadian Institute of Chartered Accountants for cash flow statements and has restated the comparative periods to conform to this revised standard. Accordingly, the Company has redefined cash and cash equivalents and has excluded non-cash transactions such as the acquisition of assets under capital leases and shares issued for non-cash consideration within the statement of cash flows.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of 90 days or less, when purchased, to be cash equivalents. Cash equivalents are stated at cost which approximates market value. Cash equivalents consist primarily of commercial paper with an average interest rate of 6.1% and maturities to June 5, 2000.

FIXED ASSETS

Fixed assets are stated at cost and depreciated over the estimated useful lives of the assets (five to seven years) using the straight-line method. Leasehold improvements and equipment under capital leases are being depreciated over the shorter of the estimated useful lives of the assets or the term of the lease. Depreciation of leased assets is included in amortization and depreciation.

PATENT COSTS

Patents are recorded at cost and amortized using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Cost is comprised of the consideration paid for patents and related legal costs. If management determines that development of products to which patent costs relate is not reasonably certain or that costs exceed recoverable value, such costs are charged to operations.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) and replacement cost for raw materials and net realizable value for finished goods and work in process.

2. ACCOUNTING POLICIES (CONT'D.)

FINANCIAL INSTRUMENTS

The fair values of the financial instruments including cash equivalents, accounts receivable and accounts payable and accrued expenses approximate their carrying value due to their short term nature except as otherwise disclosed in the consolidated financial statements.

The obligations under capital lease bear rates which in management's opinion approximate the current interest rate and therefore approximate fair value.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense for the years ended March 31, 2000 and 1999 and the thirteen months ended March 31, 1998 was $225,035, $173,600, and $205,486, respectively.

REVENUE RECOGNITION

Sales are recognized upon shipment of products and are recorded net of discounts and sales returns. Revenue from licensing arrangements are recognized when all the criteria in the agreement has been fulfilled.

Revenues under collaborative research and development arrangements are not refundable if research efforts are unsuccessful, and, accordingly, are recorded as revenue as development activities are performed and expensed.

Revenues under contractual arrangements are deferred upon receipt and recognized as revenue over the remaining term of the contract.

LOSS PER COMMON SHARE

Loss per common share has been calculated using the weighted average number of common shares outstanding during the period. Fully diluted loss per share has not been presented as the outstanding options, Special Warrants and warrants are anti-dilutive.

2. ACCOUNTING POLICIES (CONT'D.)

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

The accounts of the Company's U.S. subsidiary, a self-sustaining entity, are measured using the U.S. dollar as its functional currency. Any of its transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the transaction date. At the balance sheet date, monetary items denominated in foreign currencies are adjusted to reflect the exchange rate in effect at that time. Gains and losses resulting from this translation process are deferred and included in the cumulative foreign currency translation adjustment in shareholders' equity. The accounts of the Company's French subsidiary, an integrated entity to the Company's U.S. subsidiary, are recorded in French francs and translated into U.S. dollars using the temporal method. Under this method, monetary assets and liabilities are translated at the year-end exchange rates. Non-monetary assets and liabilities are translated using historical rates of exchange. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings. Exchange gains and losses are included in income for the year. The effect on the statement of operations of transaction gains and losses is insignificant.

2. ACCOUNTING POLICIES (CONT'D.)

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

STOCK BASED COMPENSATION

The Company grants stock options to executive officers and directors, employees and consultants pursuant to stock option plans as described in note 9. No compensation is recognized for these plans when common shares or stock options are issued. Any consideration received on exercise of stock options or the purchase of stock is credited to share capital. If common shares are repurchased, the excess or deficiency of the consideration paid over the carrying amount of the common shares canceled is charged or credited to additional paid in capital or retained earnings.

3. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

At March 31, 2000, two customers accounted for approximately $597,330 [1999 - $235,000] of total accounts receivable. Approximately 28%, 24% and 19% of net sales were made to one customer for the years ended March 31, 2000 and 1999, and the thirteen months ended March 31, 1998, respectively.

By an exclusive license and development agreement dated October 2, 1998, the Company has granted the rights to its drug delivery technology to make, use and sell oncology products as defined in the agreement. The agreement expires at the expiration of certain patent rights covering the technology which at March 31, 2000 is in 2016. Pursuant to the agreement, during the year ended March 31, 2000, the Company received milestone payments from the licensee in the amount of $416,667 [1999 - license fee and milestone payments of $4,500,000; 1998 - $nil].

Credit is extended based on an evaluation of a customer's financial condition and generally collateral is not required. To date, credit losses have not been significant.


4. INVENTORIES

                                         2000           1999
                                           $              $
--------------------------------------------------------------
Raw materials                           490,926        401,634
Work in process                          79,683         81,863
Finished goods                          129,470        195,226
--------------------------------------------------------------
                                        700,079        678,723
Less:  allowance for obsolescence       (88,437)       (22,817)
--------------------------------------------------------------
                                        611,642        655,906
==============================================================

5. FIXED ASSETS

                                                             ACCUMULATED       NET BOOK
                                                 COST        DEPRECIATION       VALUE
                                                   $               $              $
--------------------------------------------------------------------------------------
2000
Machinery, equipment and office furniture      1,567,415        765,065        802,350
Leasehold improvements                           427,647        301,918        125,729
Equipment under capital leases                   199,375        112,643         86,732
--------------------------------------------------------------------------------------
                                               2,194,437      1,179,626      1,014,811
======================================================================================

1999
Machinery, equipment and office furniture      1,284,112        487,230        796,882
Leasehold improvements                           424,436        189,041        235,395
Equipment under capital leases                   209,740         64,624        145,116
--------------------------------------------------------------------------------------
                                               1,918,288        740,895      1,177,393
======================================================================================


6. OTHER ASSETS

                                                                2000           1999
                                                                  $              $
--------------------------------------------------------------------------------------
Patent costs, net                                             1,350,174        970,380
Other                                                            33,460         31,938
--------------------------------------------------------------------------------------
                                                              1,383,634      1,002,318
======================================================================================

Patent costs are net of accumulated amortization of $298,267 at March 31, 2000 [1999 - $184,002].

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                               2000           1999
                                 $              $
----------------------------------------------------
Trade accounts payable        875,646        641,915
Accrued compensation          717,416        601,433
Customer deposits             115,264          4,921
Accrued expenses               75,758        129,174
----------------------------------------------------
                            1,784,084      1,377,443
====================================================


8. CREDIT FACILITY

The Company has a trade finance credit facility with a bank to borrow up to $2,000,000. This facility expires in June 2000. Borrowings under this line of credit are collateralized by assignment of cash and cash equivalents. This credit facility bears interest at the bank's floating rate [March 31, 2000 - 9%] less 1%, or the LIBOR rate [March 31, 2000 - 6.3%] plus 1.75%, and expires on June 30, 2000. At March 31, 2000, there was no outstanding balance drawn on this credit facility.

9. SHARE CAPITAL

AUTHORIZED

 100,000,000 common shares without par value
 100,000,000 Class A preferred shares without par value

ISSUED AND OUTSTANDING

                                                         NUMBER OF        AMOUNT OF
                                                       COMMON SHARES    ISSUED CAPITAL
                                                              #                 $
-------------------------------------------------------------------------------------
BALANCE, FEBRUARY 28, 1997                               12,848,374         6,882,781
For cash
  Pursuant to exercise of stock options                     290,756           390,868
  Pursuant to exercise of warrants                        1,408,000         3,248,172
Issued pursuant to exercise of Special Warrants           1,268,000         2,781,515
For cash
  Pursuant to issue and exercise of warrants              1,300,000         3,976,342
  Pursuant to private placement                           1,955,000         6,050,128
Share issue costs                                                --        (1,767,404)
-------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1998                                  19,070,130        21,562,402
For cash
  Pursuant to private placement                           2,242,611         6,000,000
  Pursuant to exercise of stock options                      61,525            90,423
  Pursuant to exercise of warrants                          292,000           830,985
Share issue costs                                                --          (125,947)
-------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1999                                  21,666,266        28,357,863
For cash
  Pursuant to exercise of stock options                     988,542         1,516,239
  Pursuant to exercise of Agent's Special Warrants          151,300           500,803
Issued for corporate finance services                        30,000            91,890
Issued pursuant to exercise of Special Warrants              23,000            60,766
Cancelled escrow shares                                     (26,784)          (35,768)
-------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2000                                  22,832,324        30,491,793
=====================================================================================

9. SHARE CAPITAL (CONT'D.)

During the year ended March 31, 2000, the Company cancelled 26,784 common shares held in escrow. Accordingly, the weighted average per share amount attributed to the cancelled shares of $35,768 has been allocated to additional paid in capital.

At March 31, 2000, the stated capital amount of the Company, as determined in accordance with the provisions of the Company Act (British Columbia), is $32,534,618 [1999 - $30,400,688].

SPECIAL WARRANTS

                                                    NUMBER OF
                                                 SPECIAL WARRANTS      AMOUNT
                                                        #                 $
-------------------------------------------------------------------------------
Balance, February 28, 1997                          1,268,000         2,346,485
  Converted into common shares upon exercise       (1,268,000)       (2,346,485)
-------------------------------------------------------------------------------
Balance, March 31, 1998 and 1999                           --                --
  Issuance of Special Warrants                      4,187,500        12,562,500
  Share issue costs                                        --        (1,498,742)
  Converted into common shares                        (23,000)          (60,766)
-------------------------------------------------------------------------------
Balance, March 31, 2000                             4,164,500        11,002,992
===============================================================================

Pursuant to an Agency Agreement dated October 25, 1996, the Company issued 1,268,000 Special Warrants at Cdn. $3.00 each for total consideration of $2,781,515 (Cdn. $3,804,000) before deducting the agent's commission of $278,151 (Cdn. $380,400) and other estimated share issue costs. Each Special Warrant was exchanged into one common share, which were qualified for distribution by final receipt of a prospectus dated April 16, 1997.

Pursuant to an Agency Agreement dated June 16, 1999, the Company issued 4,187,500 Special Warrants at $3.00 each for total consideration of $12,562,500 (Cdn. $18,259,594) before deducting the agent's commission of $1,005,000 (Cdn. $1,460,768) and other estimated issue costs. Each Special Warrant entitles the holder to receive, at no additional cost, one common share of the Company any time up until the earliest of: (i) the day which is the fifth business day after the date of issuance of a receipt for a final prospectus relating to the distribution of the common shares on the exercise of the Special Warrants by the last of the British Columbia and Ontario Securities Commissions; and (ii) June 16, 2000, (the "Expiry date"). Any Special Warrants not exercised prior to the Expiry date will be deemed to have been exercised. In March 2000, the Company issued 23,000 common shares pursuant to the exercise and conversion of 23,000 Special Warrants.

9. SHARE CAPITAL (CONT'D.)

WARRANTS

In connection with the issuance of 1,955,000 common shares pursuant to an agency agreement dated April 15, 1997, the Company granted the agent warrants to acquire 200,000 common shares for Cdn. $4.30 per share until May 26, 1998. During the year ended March 31, 1999, the Company amended the terms of the warrants by increasing the exercise price to Cdn. $4.73 and extending the expiry date to November 30, 1998. These warrants were exercised during the year ended March 31, 1999.

In connection with the issuance of 4,187,500 Special Warrants pursuant to an agency agreement dated June 16, 1999, the Company issued to the Agent's nominee 30,000 common shares and 418,750 Special Warrants exercisable, for no additional consideration, into 418,750 share purchase warrants, which are exercisable into 418,750 common shares at a price of $3.31 per share on or before June 16, 2000. During the year ended March 31, 2000, the Company issued 151,300 common shares pursuant to the exercise of 151,300 of these share purchase warrants.

STOCK OPTIONS

The Company has two stock option plans pursuant to which stock options are granted to executive officers and directors, employees and consultants.

The 1995 stock option plan (the "1995 Plan") was approved by the shareholders in 1995 and subsequently amended in 1997. The 1995 Plan was suspended by the board of directors in June 1997 and no further options will be granted pursuant to this plan. As at March 31, 2000, there are 1,361,150 options outstanding pursuant to the 1995 Plan and no further options may be granted.

The 1997 stock option plan (the "1997 Plan"), as amended in 1999, was approved by the shareholders in July 1999, whereby 6,400,000 common shares were reserved for issuance [1999 - 6,400,000]. The directors have the discretion to specify the vesting period and the option term, up to ten years, at the time of grant. As at March 31, 2000, 381,133 common shares are available for grant under the 1997 Plan.

9. SHARE CAPITAL (CONT'D.)

On March 26, 1999, the Company amended the currency denomination of its stock options from the Canadian dollar to the U.S. dollar. The exercise price of all options outstanding on March 26, 1999 were converted into U.S. dollars based on the exchange rate in effect on that date.

During the year ended March 31, 2000, the Company amended the terms of certain stock options to officers of the Company pursuant to the agreements in note 10, by accelerating the remaining vesting period of 200,000 stock options at an exercise price of $2.95 from 25% each year to 100% immediately.

The following table summarizes the stock options outstanding at March 31, 2000:

                        OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
              ----------------------------------------   ------------------------
                NUMBER OF                                  NUMBER OF
                 OPTIONS       WEIGHTED      WEIGHTED       OPTIONS      WEIGHTED
 RANGE OF      OUTSTANDING      AVERAGE       AVERAGE     EXERCISABLE     AVERAGE
 EXERCISE     AT MARCH 31,     REMAINING     EXERCISE    AT MARCH 31,    EXERCISE
 PRICES $         2000     CONTRACTUAL LIFE   PRICE $        2000         PRICE $
---------------------------------------------------------------------------------
1.12 - 1.66      656,500        4.23 years      1.32      611,500           1.29
1.76 - 2.55    1,020,019        6.28 years      2.16      911,269           2.25
2.65 - 3.75    2,345,400        6.30 years      2.94    1,551,021           2.95
4.13 - 5.50      493,625        9.90 years      4.24      130,750           4.14
---------------------------------------------------------------------------------
               4,515,544                                3,204,540
=================================================================================

9. SHARE CAPITAL (CONT'D.)

Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

                                               WEIGHTED AVERAGE
                               NO. OF COMMON   EXERCISE PRICE
                              SHARES ISSUABLE         $
---------------------------------------------------------------
Balance, February 28, 1997       2,595,000          1.67
Options granted                  1,331,150          2.30
Options exercised                 (290,756)         1.24
Options cancelled                 (568,344)         2.17
---------------------------------------------------------------
Balance, March 31, 1998          3,067,050          1.90
Options granted                  1,783,736          2.84
Options exercised                  (61,525)         1.47
Options cancelled                 (135,125)         2.39
---------------------------------------------------------------
Balance, March 31, 1999          4,654,136          2.24
Options granted                  1,048,200          3.57
Options exercised                 (988,542)         1.53
Options cancelled                 (198,250)         2.71
---------------------------------------------------------------
BALANCE, MARCH 31, 2000          4,515,544          2.63
===============================================================

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

10. RESTRUCTURING CHARGES

During the year ended March 31, 2000, the Company undertook a review of its operating structure to identify opportunities to improve operating effectiveness. As a result of this review, certain staffing changes occurred and in December 1999, the Company entered into termination agreements with two of its senior executives. In accordance with the staffing changes and the terms of the termination agreements, the Company has accrued and recorded severance costs and certain benefits amounting to $597,183 for the year ended March 31, 2000. As at March 31, 2000, $288,042 is included in accounts payable and accrued expenses relating to these restructuring charges.


11. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

[a] The Company leases its facilities and certain motor vehicles under operating lease agreements which expire up to 2005. The facilities lease agreements require the Company to pay maintenance costs. Rent expense under operating leases was as follows:

                                                                        THIRTEEN
                                        YEAR ENDED      YEAR ENDED    MONTHS ENDED
                                         MARCH 31        MARCH 31       MARCH 31
                                           2000            1999           1998
                                             $               $              $
----------------------------------------------------------------------------------

    Rentals                               388,524        277,906         209,066
==================================================================================

    At March 31, 2000, future minimum lease payments under non-cancellable operating leases are as follows:
                                                                             $
----------------------------------------------------------------------------------

    2001                                                                 514,669
    2002                                                                 522,909
    2003                                                                 526,832
    2004                                                                 531,228
    2005                                                                 402,155
----------------------------------------------------------------------------------
                                                                       2,497,793
==================================================================================

11. COMMITMENTS AND CONTINGENCIES (CONT'D.)

[b] At March 31, 2000 future minimum lease payments under non-cancellable capital leases are as follows:

                                                                          CAPITAL
                                                                          LEASES
                                                                             $
---------------------------------------------------------------------------------
    2001                                                                  67,172
    2002                                                                  59,573
    2003                                                                  10,839
    2004                                                                   4,070
---------------------------------------------------------------------------------
    Total minimum lease payments                                         141,654
    Amounts representing interest (approximately 17%)                    (23,270)
---------------------------------------------------------------------------------
    Present value of future minimum lease payments                       118,384
    Less:  amounts due in one year                                       (53,098)
---------------------------------------------------------------------------------
                                                                          65,286
=================================================================================

[c] In accordance with the license and development agreement described in note
    3, the Company is committed to spend on internal research and development projects, the greater of $1,500,000 and a percentage of sales per annum.

[d] In accordance with a consulting agreement dated February 10, 2000, the Company may be required to issue 120,000 warrants to acquire common shares and pay a fee based on a percentage of future funding upon the occurrence of certain events as described in the agreement.

11. COMMITMENTS AND CONTINGENCIES (CONT'D.)

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

[b] In April 1999, the Company received correspondence purporting to a claim to certain rights to technology of the Company. Whilst the Company disputes certain aspects of these claims, management has been negotiating with the third party to finalize an agreement that would give the Company the exclusive rights to the technology. The outcome of these negotiations is uncertain at this time.

12. INCOME TAXES

At March 31, 2000, the U.S. subsidiary has United States federal and California income tax net operating loss carryforwards of approximately $23,663,000 and $5,247,000, respectively. The difference between the U.S. federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes and the 50% limitation of California loss carryforwards. In addition, the U.S. subsidiary has U.S. federal and California research tax credit carry-forwards of $790,000 and $388,000, respectively. The California research tax credits may be carried forward indefinitely. The United States federal and California tax loss carryforwards and the U.S. federal research tax credits expire as follows:

                 UNITED STATES FEDERAL
                       RESEARCH         UNITED STATES FEDERAL        CALIFORNIA
                     TAX CREDITS              LOSSES                   LOSSES
                          $                      $                        $
-------------------------------------------------------------------------------
Year ended March 31,
2001                       --                       --                  346,000
2002                       --                       --                  769,000
2003                       --                       --                1,576,000
2004                       --                       --                  212,000
2005                    2,000                       --                2,344,000
2006                    6,000                       --                       --
2007                    7,000                       --                       --
2008                   14,000                   46,000                       --
2009                   14,000                       --                       --
2010                   18,000                  542,000                       --
2011                   15,000                1,816,000                       --
2012                   58,000                2,947,000                       --
2013                  152,000                6,901,000                       --
2014                  266,000                4,691,000                       --
2015                       --                6,720,000                       --
2020                  238,000                       --                       --
-------------------------------------------------------------------------------
                      790,000               23,663,000                5,247,000
===============================================================================

12. INCOME TAXES (CONT'D.)

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

The French subsidiary has losses for French income tax purposes of approximately $2,233,000 of which $1,254,000 expires in 2004 and $979,000 expires in 2005.

The Company has non-capital losses for Canadian income tax purposes which may be used to reduce future taxable income, expiring as follows:

                                                                            $
--------------------------------------------------------------------------------
Year ended March 31,
2001                                                                      40,000
2002                                                                     322,000
2003                                                                     393,000
2004                                                                     602,000
2005                                                                      50,000
2006                                                                   1,223,000
2007                                                                     707,000
--------------------------------------------------------------------------------
                                                                       3,337,000
================================================================================

In addition, the Company has unclaimed tax deductions of approximately $1,857,000 related primarily to share issue costs available to reduce taxable income of future years.

The income tax benefits of the operating loss and tax credit carryforwards have not been recorded in the consolidated financial statements as their realization is not virtually certain.

13. PENSION PLAN

In 1995, the U.S subsidiary adopted a 401 (k) Profit Sharing Plan covering substantially all of its employees in the United States. The defined contribution plan allows the employees to contribute a percentage of their compensation each year. The Company currently matches 50% of the employees contribution, up to 6% of annual compensation. The proceeds from contributions are invested in common shares of the Company. The pension expense for the year ended March 31, 2000 was $87,104 [1999 - $66,297; thirteen months ended March 31, 1998 - $44,911].


14. SEGMENTED INFORMATION

The Company's reportable business segments include the BTX Instrument Division and the Drug and Gene Delivery Division [note 1]. The Company evaluates performance based on many factors including net results from operations before certain unallocated costs. The Company does not allocate interest income and expenses and general and administrative costs to its reportable segments. In addition, total assets are not allocated to each segment.

The accounting policies of the segments are the same as those described in note
2.

Substantially all of the Company's assets and operations are located in the United States and predominantly all revenues are generated in the United States.

14. SEGMENTED INFORMATION (CONT'D.)

                                            BTX        DRUG AND GENE
                                        INSTRUMENT       DELIVERY
                                         DIVISION        DIVISION        TOTAL
                                             $              $              $
---------------------------------------------------------------------------------
YEAR ENDED MARCH 31, 2000
Reportable segment net sales            3,827,537        306,899       4,134,436
Other reportable segment revenue               --        942,903         942,903
---------------------------------------------------------------------------------
Total segment revenue                   3,827,537      1,249,802       5,077,339
Add unallocated item
  Interest income                                                        556,193
---------------------------------------------------------------------------------
Total revenue                                                          5,633,532
=================================================================================

Reportable segment cost of sales       (1,781,972)      (241,927)     (2,023,899)
Restructuring charges                     (19,729)      (577,454)       (597,183)
Other reportable segment expenses      (1,693,179)    (6,504,088)     (8,197,267)
---------------------------------------------------------------------------------
Net results of reportable segment         332,657     (6,073,667)     (5,741,010)
---------------------------------------------------------------------------------
Add (deduct) unallocated items
  Interest income                                                        556,193
  General and administrative                                          (4,390,783)
  Interest expense                                                       (24,342)
---------------------------------------------------------------------------------
Net loss                                                              (9,599,942)
=================================================================================

14. SEGMENTED INFORMATION (CONT'D.)

                                            BTX       DRUG AND GENE
                                         INSTRUMENT     DELIVERY
                                          DIVISION      DIVISION         TOTAL
                                             $             $               $
---------------------------------------------------------------------------------

YEAR ENDED MARCH 31, 1999
Reportable segment net sales            3,434,105             --       3,434,105
Other reportable segment revenue               --      4,887,183       4,887,183
---------------------------------------------------------------------------------
Total segment revenue                   3,434,105      4,887,183       8,321,288
Add unallocated item
  Interest income                                                        300,911
---------------------------------------------------------------------------------
Total revenue                                                          8,622,199
=================================================================================

Reportable segment cost of sales       (1,638,635)            --      (1,638,635)
Other reportable segment expenses      (1,429,084)    (7,745,526)     (9,174,610)
---------------------------------------------------------------------------------
Net results of reportable segment         366,386     (2,858,343)     (2,491,957)
-----------------------------------------------------------------
Add (deduct) unallocated items
  Interest income                                                        300,911
  General and administrative                                          (4,393,400)
  Interest expense                                                       (19,391)
---------------------------------------------------------------------------------
Net loss                                                              (6,603,837)
=================================================================================

14. SEGMENTED INFORMATION (CONT'D.)

                                             BTX       DRUG AND GENE
                                        INSTRUMENT       DELIVERY
                                         DIVISION        DIVISION        TOTAL
                                            $               $              $
---------------------------------------------------------------------------------

13 MONTHS ENDED MARCH 31, 1998
Reportable segment net sales            3,097,198             --       3,097,198
Other reportable segment revenue               --        134,094         134,094
---------------------------------------------------------------------------------
Total segment revenue                   3,097,198        134,094       3,231,292
Add unallocated item
  Interest income                                                        427,498
---------------------------------------------------------------------------------
Total revenue                                                          3,658,790
=================================================================================

Reportable segment cost of sales       (1,427,285)            --      (1,427,285)
Other reportable segment expenses      (1,191,414)    (5,416,432)     (6,607,846)
---------------------------------------------------------------------------------
Net results of reportable segment         478,499     (5,282,338)     (4,803,839)
-------------------------------------------------------------------
Add (deduct) unallocated items
  Interest income                                                        427,498
  General and administrative                                          (3,202,355)
  Interest expense                                                       (17,970)
---------------------------------------------------------------------------------
Net loss                                                              (7,596,666)
=================================================================================

15. RELATED PARTY TRANSACTIONS

[a] The payments to parties not at arm's length include the following:

   - legal fees paid to a law firm where one of the partners is a director of the Company

   - accounting and administration fees paid to a company where the principal is a director of the Company

   - rent and administration fees paid to a company where one of the principals is an officer of the Company's French subsidiary, as follows:

                                                                        THIRTEEN
                                        YEAR ENDED      YEAR ENDED    MONTHS ENDED
                                         MARCH 31        MARCH 31       MARCH 31
                                           2000            1999           1998
                                             $               $              $
----------------------------------------------------------------------------------
    Legal services                        161,042         93,778          82,810
    Accounting and administration          29,055         26,735          24,020
    Rent and administration                32,600        114,900              --
==================================================================================

[b] Included in accounts payable and accrued expenses are the following amounts owed to the parties identified in note 15[a] which are payable under normal trade terms:

                                                           2000            1999
                                                             $               $
----------------------------------------------------------------------------------

    Legal services and accounting and
      administration                                       6,130           6,510
==================================================================================

16. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                        THIRTEEN
                                        YEAR ENDED      YEAR ENDED    MONTHS ENDED
                                         MARCH 31        MARCH 31       MARCH 31
                                           2000            1999           1998
                                             $               $              $
----------------------------------------------------------------------------------
Interest paid during
  the period                               24,342         19,391          17,970
==================================================================================


17.  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). In addition, the Company provides supplementary descriptions of significant differences between Canadian GAAP and those in the United States ("U.S. GAAP") as follows:

[a] Under U.S. GAAP, the liability method is used in accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS109). SFAS109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect for the year in which the differences are expected to reverse.

    Significant components of the Company's deferred tax assets as of March 31, 2000 and 1999 pursuant to U.S. GAAP are shown below. A valuation allowance would be recognized to fully offset the deferred tax assets as of March 31, 2000 and 1999 as realization of such assets is uncertain.

17.  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES (CONT'D.)

                                                           2000            1999
                                                             $               $
---------------------------------------------------------------------------------
    Capitalized research expense                         246,000         393,000
    Net operating loss carryforwards                  10,834,000       7,774,000
    Research and development credits                   1,042,000         557,000
    Share issue costs                                    854,000         488,000
    Other - net                                          262,000         209,000
---------------------------------------------------------------------------------
    Total deferred tax assets                         13,238,000       9,421,000
    Valuation allowance for deferred tax assets      (13,238,000)     (9,421,000)
---------------------------------------------------------------------------------
    Net deferred tax assets                                   --              --
=================================================================================

[b] Under U.S. GAAP, dilutive earnings per share are calculated in accordance with the treasury stock method and are based on the weighted average number of common shares and dilutive common share equivalents outstanding.

[c] The Company has elected to follow Accounting Principles Board Opinion No.
    25, Accounting for Stock Issued to Employees (APB25), in accounting for its employee stock options. Under APB25, because the exercise price of the Company's options for common shares granted to employees is not less than the fair market value of the underlying stock on the date of grant, no compensation expense has been recognized.

[d] Under U.S. GAAP, stock based compensation to non-employees must be recorded at the fair market value of the options granted. This compensation, determined using a Black-Scholes pricing model, is expensed over the vesting periods of each option grant. For purposes of reconciliation to U.S. GAAP, the Company will record an additional compensation expense of $250,000 [1999
    - $431,000] over future vesting periods.

[e] In June 1998, the Financial Accounting Standards Board issued Statement of
    Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS133). SFAS133 will be effective for the Company's year ending March 31, 2002. The Company has not determined the impact, if any, of this pronouncement on its consolidated financial statements.

17.  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES (CONT'D.)

[f] The United States Securities and Exchange Commission has issued Staff
    Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB101). This pronouncement is effective for the Company's first quarter commencing April 1, 2000. The Company has not yet determined the impact of SAB101 on its consolidated financial statements and its current revenue recognition policies.

[g] In March 2000, the Financial Accounting Standards Board issued FASB
    Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN44), an interpretation of APB25. This pronouncement is effective for the Company's second quarter commencing July 1, 2000. The Company has not yet determined the impact of FIN44 on its consolidated financial statements.

[h] U.S. GAAP requires disclosure of comprehensive income which measures all non-capital changes in shareholders' equity. Other accumulated comprehensive income for the Company solely relates to foreign exchange translation gains and losses.

The impact of significant variations to U.S. GAAP on the Consolidated Statements of Loss are as follows:

                                                                                                               THIRTEEN
                                                                          YEAR ENDED        YEAR ENDED       MONTHS ENDED
                                                                           MARCH 31          MARCH 31          MARCH 31
                                                                             2000              1999              1998
                                                                               $                 $                 $
-------------------------------------------------------------------------------------------------------------------------
Loss for the period, Canadian GAAP                                        (9,599,942)       (6,603,837)       (7,596,666)
Adjustment for stock based compensation
  - non-employees                                                         (1,103,888)         (546,700)         (307,500)
-------------------------------------------------------------------------------------------------------------------------
Loss for the period, U.S. GAAP                                           (10,703,830)       (7,150,537)       (7,904,166)
=========================================================================================================================
Unrealized losses on foreign currency translation                              2,090           (83,294)           14,361
-------------------------------------------------------------------------------------------------------------------------
Comprehensive loss for the period, U.S. GAAP                             (10,701,740)       (7,233,831)       (7,889,805)
=========================================================================================================================

Basic and diluted loss per share, U.S. GAAP                                    (0.48)            (0.35)            (0.44)
=========================================================================================================================

17.  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES (CONT'D.)

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation (SFAS123), which also requires that the information be determined as if the Company has accounted for its employee stock options granted in fiscal periods beginning subsequent to December 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions for the years ended March 31, 2000 and March 31, 1999 and the thirteen months ended March 31, 1998, respectively: risk free interest rates of 6.1%, 5.2% and 5.8%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 0.62, 0.68 and 0.70; and a weighted average expected life of the options of nine, five, and seven and one-half.

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

The weighted-average fair value of options granted during the year ended March 31, 2000 was $2.56 [1999 - $3.19; thirteen months ended March 31, 1998 - $1.84].

Supplemental disclosure of pro forma loss and loss per share is as follows:

                                                                        THIRTEEN
                                        YEAR ENDED      YEAR ENDED    MONTHS ENDED
                                         MARCH 31        MARCH 31       MARCH 31
                                           2000            1999           1998
                                             $               $              $
----------------------------------------------------------------------------------
Pro forma loss, U.S. GAAP             (11,985,791)    (9,169,837)     (9,257,666)
Pro forma loss per share, U.S. GAAP         (0.54)          (0.45)         (0.52)
==================================================================================

17.  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES (CONT'D.)

The impact of significant variations to U.S. GAAP on the Consolidated Balance Sheet items are as follows:

                                                        2000             1999
                                                          $                $
---------------------------------------------------------------------------------
Share capital                                         33,028,925      29,791,107
Deficit                                              (32,135,575)    (21,431,745)
=================================================================================


18. SUBSEQUENT EVENTS

The following events occurred subsequent to March 31, 2000.

[a] The Company issued 15,000 common shares pursuant to the exercise of Agent's
    Special Warrants at a price of $3.31 per share.

[b] The Company issued 66,894 common shares pursuant to the exercise of stock options at a weighted average exercise price of $2.43 for proceeds of $162,827.