Form 10-Q
period 2000-06-30
GENETRONICS BIOMEDICAL LTD
filed 2000-08-14
CIK 1055726

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         FOR THE TRANSITION PERIOD FROM
                   ____________________TO_____________________

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Company's Common Stock, no par value, was 27,264,218 as of August 8, 2000.

================================================================================

                           GENETRONICS BIOMEDICAL LTD.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX


PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements                                                  Page
                                                                                      ----
               a)   Consolidated Balance Sheets as of June 30, 2000 (Unaudited)
                    and March 31, 2000...............................................   2

               b)   Consolidated Statements of Loss and Deficit for the Three
                    Months Ended June 30, 2000 and 1999 (Unaudited)..................   3

               c)   Consolidated Statements of Cash Flows for the Three Months
                    Ended June 30, 2000 and 1999 (Unaudited).........................   4

               d)   Notes to Consolidated Financial Statements (Unaudited)...........   5

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations............................................  10

        Item 3. Quantitative and Qualitative Disclosures About Market Risk...........  15

PART II. OTHER INFORMATION

        Item 2. Changes in securities................................................  16

        Item 6. Exhibits and Reports on Form 8-K.....................................  17

SIGNATURES...........................................................................  18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           GENETRONICS BIOMEDICAL LTD.

                           CONSOLIDATED BALANCE SHEETS




                                                            (In U.S. dollars)

                                                       June 30,          March 31,
                                                         2000              2000
                                                           $                 $
                                                      (Unaudited)         (Note)
                                                      -----------        --------
ASSETS
CURRENT
Cash and cash equivalents                              8,253,460       9,742,344
Accounts receivable, net of allowance for
  uncollectible accounts of $29,927
  [March 31, 2000 - $54,925]                             999,316       1,120,450
Inventories [note 5]                                     837,316         611,642
Prepaid expenses and other                               199,781         139,423
                                                     -----------     -----------
TOTAL CURRENT ASSETS                                  10,289,873      11,613,859
                                                     -----------     -----------
Fixed assets, net                                        988,657       1,014,811
Other assets, net                                      1,433,463       1,383,634
                                                     -----------     -----------
                                                      12,711,993      14,012,304
                                                     ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued expenses                  1,633,431       1,784,084
Current portion of obligations under
  capital leases                                          54,050          53,098
Deferred revenue                                         268,664         268,665
                                                     -----------     -----------
TOTAL CURRENT LIABILITIES                              1,956,145       2,105,847
                                                     -----------     -----------
Obligations under capital leases                          51,778          65,286
Deferred rent                                             17,450           9,972
                                                     -----------     -----------
TOTAL LIABILITIES                                      2,025,373       2,181,105
                                                     ===========     ===========
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Share capital [note 6]                                42,258,240      30,491,793
Additional paid in capital                                35,768          35,768
Special Warrants [note 6]                                     --      11,002,992
Cumulative translation adjustment                       (101,665)       (100,911)
Deficit                                              (31,505,723)    (29,598,443)
                                                     -----------     -----------
TOTAL SHAREHOLDERS' EQUITY                            10,686,620      11,831,199
                                                     -----------     -----------
                                                      12,711,993      14,012,304
                                                     ===========     ===========

Note: The Financial statements at March 31, 2000 are derived from Audited financial statements but do not include all of the footnote and other disclosures required by generally accepted accounting principles.

                             See accompanying notes

                           GENETRONICS BIOMEDICAL LTD.

                           CONSOLIDATED STATEMENTS OF
                                LOSS AND DEFICIT
                                   (Unaudited)


                                                           (In U.S. dollars)

                                                         THREE          THREE
                                                     MONTHS ENDED    MONTHS ENDED
                                                       JUNE 30,        JUNE 30,
                                                         2000           1999
                                                           $              $
                                                     ------------    ------------
REVENUE
Net sales                                              1,164,788         699,078
Grant funding                                             12,387         198,385
Revenues under collaborative research
  and development arrangements                            75,001              --
Interest income                                          138,378          68,283
                                                     -----------     -----------
                                                       1,390,554         965,746
                                                     -----------     -----------

EXPENSES
Cost of sales                                            454,640         326,737
Research and development                               1,394,830       1,969,863
Selling, general and administrative                    1,443,288       1,606,663
Interest expense                                           5,076           6,711
                                                     -----------     -----------
                                                       3,297,834       3,909,974
                                                     -----------     -----------
NET LOSS FOR THE PERIOD                               (1,907,280)     (2,944,228)

Deficit, beginning of period                         (29,598,443)    (19,998,501)
                                                     -----------     -----------
DEFICIT, END OF PERIOD                               (31,505,723)    (22,942,729)
                                                     ===========     ===========

NET LOSS PER COMMON SHARE                                  (0.08)          (0.14)
  - BASIC AND DILUTED [note 7]                       ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES              23,629,490      21,673,079
                                                     ===========     ===========

                             See accompanying notes

                           GENETRONICS BIOMEDICAL LTD.



                           CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                                   (Unaudited)




                                                                    (In U.S. dollars)

                                                                   THREE          THREE
                                                               MONTHS ENDED    MONTHS ENDED
                                                                 JUNE 30,        JUNE 30,
                                                                   2000           1999
                                                                     $              $
                                                               ------------    ------------
OPERATING ACTIVITIES
Net loss for the period                                         (1,907,280)     (2,944,228)
Items not involving cash:
  Depreciation and amortization                                    135,321         127,247
  Provision for (recovery of) uncollectible accounts               (24,998)             __
  Provision for inventory allowances                                (6,245)             __
  Loss on disposal of fixed assets                                  12,904              __
  Deferred rent                                                      7,478           3,587
Changes in non-cash working capital items:
  Accounts receivable                                              146,132         141,127
  Inventories                                                     (219,429)        (98,903)
  Prepaid expenses and other                                       (60,358)        (53,641)
  Accounts payable and accrued expenses                           (150,653)       (196,883)
  Deferred revenue                                                      (1)             __
                                                                ----------      ----------
CASH USED IN OPERATING ACTIVITIES                               (2,067,129)     (3,028,868)
                                                                ==========      ==========

INVESTING ACTIVITIES
Purchase of fixed assets                                           (82,209)        (17,329)
Increase in other assets                                           (89,691)       (155,964)
                                                                ----------      ----------
CASH USED IN INVESTING ACTIVITIES                                 (171,900)       (173,293)
                                                                ==========      ==========

FINANCING ACTIVITIES
Payments on obligations under capital leases                       (12,556)        (10,855)
Proceeds from issuance of Special Warrants
  - net of issue costs                                                  --      11,431,065
Proceeds from issuance of common shares
  - net of issue costs                                             763,455          82,521
                                                                ----------      ----------
CASH PROVIDED BY FINANCING ACTIVITIES                              750,899      11,502,731
                                                                ----------      ----------

Effect of exchange rate changes on cash                               (754)         (2,820)
                                                                ----------      ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (1,488,884)      8,297,750
Cash and cash equivalents, beginning of period                   9,742,344       6,189,284
                                                                ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         8,253,460      14,487,034
                                                                ==========      ==========

                             See accompanying notes

                           GENETRONICS BIOMEDICAL LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In U.S. dollars)
                                   (Unaudited)

JUNE 30, 2000

1.   BASIS OF PRESENTATION

     The Consolidated Statements of Loss and Deficit and Cash Flows for the three months ended June 30, 2000 and June 30, 1999, and the Consolidated Balance Sheets as of June 30, 2000 have been prepared by the Company in accordance with Canadian generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all periods presented, have been made.

     The accounting policies and methods of computation adopted in these financial statements are the same as those of the audited consolidated financial statements for the year ended March 31, 2000, with the exception of the change in accounting policy related to income taxes (note 4).

     Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2000 included in the Genetronics Biomedical Ltd. Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results for the full year.


2.   PRINCIPLES OF CONSOLIDATION

     These consolidated financial statements include the accounts of Genetronics Biomedical Ltd. and its wholly-owned subsidiary, Genetronics, Inc., a private company incorporated in the state of California, USA. Effective May 2000, the Company closed the operations of its wholly owned subsidiary Genetronics SA, a company incorporated in France, and subsequently sold its investment for nominal consideration to Geser SA, a company owned by Genetronics SA's former General Manager. Significant intercompany accounts and transactions have been eliminated on consolidation.

3.   ACCOUNTING POLICIES

     Future Income Taxes

     Future income taxes are recognized for the future income tax consequences attributable to differences between the carrying values of assets and liabilities and their respective income tax bases. Future income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on future income tax assets and liabilities of a change in rates is included in earnings in the period that includes the enactment date. Future income tax assets are recorded in the financial statements if realization is considered more likely than not.

4.   CHANGE IN ACCOUNTING PRINCIPLE

     Effective April 1, 2000, the Company adopted the new recommendations of The Canadian Institute of Chartered Accountants with respect to accounting for income taxes. The change has been applied retroactively however the comparative financial statements have not been restated. The change in accounting policy did not result in a material adjustment in the current period or to opening deficit. Before the adoption of the new recommendations, income tax expense was determined using the deferral method of tax allocation.

5.   INVENTORIES

     Inventories consist of the following:

                                    June 30, 2000        March 31, 2000
                                          $                    $
                                    -------------        --------------
Raw Materials                          665,515              490,926
Work in process                        129,064               79,683
Finished Goods                         124,929              129,470
Less: allowance for obsolescence       (82,192)             (88,437)
                                       -------              -------
                                       837,316              611,642
                                       =======              =======

6.   SHARE CAPITAL

     Authorized and Issued Share Capital as at June 30, 2000:

     Authorized: 100,000,000 common shares without par value 100,000,000 Class A preferred shares without par value

     Issued:     27,264,218 common shares for a total of $42,258,240

     Authorized and Issued Share Capital as at March 31, 2000:

     Authorized: 100,000,000 common shares without par value 100,000,000 Class A preferred shares without par value

     Issued:     22,832,324 common shares for a total of $30,491,793

     Stock Options Outstanding as at June 30, 2000:

     4,477,275 stock options outstanding at exercise prices ranging from $1.12 to $5.50 of which 3,109,196 are vested as at June 30, 2000 with a weighted average remaining life of 6.2 years

     Pursuant to an Agency Agreement dated June 16, 1999, the Company issued 4,187,500 Special Warrants at $3.00 each for total consideration of $12,562,500 before deducting the agent's commission of $1,005,000 and other issue costs. Each Special Warrant entitled the holder to receive, at no additional cost, one common share of the Company any time up until the earliest of: (i) the day which was the fifth business day after the date of issuance of a receipt for a final prospectus relating to the distribution of the common shares on the exercise of the Special Warrants by the last of the British Columbia and Ontario Securities Commissions; and (ii) June 16, 2000, (the "Expiry date"). Any Special Warrants not exercised prior to the Expiry date would be deemed to have been exercised. In March 2000, the Company issued 23,000 common shares pursuant to the exercise and conversion of 23,000 Special Warrants. On June 16, 2000 the remaining 4,164,500 Special Warrants were converted into common shares.

     The Company also issued to the Agent's nominee 30,000 common shares for corporate finance services and 418,750 Special Warrants exercisable, for no additional consideration, into 418,750 share purchase warrants, which were exercisable into 418,750 common shares at a price of $3.31 per share on or before June 16, 2000. During the year ended March 31, 2000, the Company issued 151,300 common shares pursuant to the exercise of 151,300 of these share purchase warrants. During the three months ended June 30, 2000 the Company issued 180,500 common shares pursuant to the exercise of 180,500 of these share purchase warrants. The remaining 86,950 Special Warrants expired unexercised on June 16, 2000.

     During the three months ended June 30, 2000 the Company issued 86,894 common shares pursuant to the exercise of stock options at prices ranging from $
2.02 to $3.75.

7.   LOSS PER COMMON SHARE

     Basic loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive, basic and diluted loss per share as presented on the consolidated statements of loss and deficit are the same.

8.   INCOME TAXES

     Significant components of the Company's future tax assets as of April 1, 2000 are shown below. A valuation allowance would be recognized to fully offset the future tax assets as of April 1, 2000 as realization of such assets is uncertain.


                                                       $
                                                 -----------
April 1, 2000
Capitalized research expense                         246,000
Net operating loss carryforwards                  10,834,000
Research and development credits                   1,042,000
Share issue costs                                    854,000
Other -- net                                         262,000
                                                 -----------
Total future tax assets                           13,238,000
Valuation allowance for future tax assets        (13,238,000)
                                                 -----------
Net future tax assets                                     --
                                                 ===========


9.   SEGMENT INFORMATION

     The Company's reportable business segments include the Company's U.S. subsidiary's BTX Instrument Division and Drug and Gene Delivery Division. The Company evaluates performance based on many factors including net results from operations before certain unallocated costs. The Company does not allocate interest income and expenses and general and administrative costs to its reportable segments. In addition, total assets are not allocated to each segment.

                                            BTX        DRUG AND GENE
                                         INSTRUMENT      DELIVERY
                                          DIVISION       DIVISION        TOTAL
                                             $              $              $
                                         ----------    -------------  ----------
THREE MONTHS ENDED JUNE 30, 2000
Reportable segment net sales              1,164,788             --     1,164,788
                                         ----------     ----------    ----------
Other reportable segment revenue                 --         87,388        87,388
Total segment revenue                     1,164,788         87,388     1,252,176
Add unallocated item
  Interest income                                                        138,378
                                                                      ----------
Total revenue                                                          1,390,554
                                                                      ==========

Reportable segment cost of sales           (454,640)            --      (454,640)
Other reportable segment expenses          (408,109)    (1,277,788)   (1,685,897)
                                         ----------     ----------    ----------
Net results of reportable segment           302,039     (1,190,400)     (888,361)
                                         ----------     ----------
Add (deduct) unallocated items
  Interest income                                                        138,378
  General and administrative                                          (1,152,221)
  Interest expense                                                        (5,076)
                                                                      ----------
Net loss                                                              (1,907,280)
                                                                      ==========


                                            BTX        DRUG AND GENE
                                         INSTRUMENT      DELIVERY
                                          DIVISION       DIVISION        TOTAL
                                             $              $              $
                                         ----------    -------------  ----------
THREE MONTHS ENDED JUNE 30, 1999
Reportable segment net sales                699,078             --       699,078
Other reportable segment revenue                 --        198,385       198,385
                                         ----------     ----------    ----------
Total segment revenue                       699,078        198,385       897,463
Add unallocated item
  Interest income                                                         68,283
                                                                      ----------
Total revenue                                                            965,746
                                                                      ==========

Reportable segment cost of sales           (326,737)            --      (326,737)
Other reportable segment expenses          (506,872)    (1,850,282)   (2,357,154)
                                         ----------     ----------    ----------
Net results of reportable segment          (134,531)    (1,651,897)   (1,786,428)
                                         ----------     ----------    ----------
Add (deduct) unallocated items
  Interest income                                                         68,283
  General and administrative                                          (1,219,372)
  Interest expense                                                        (6,711)
                                                                      ----------
Net loss                                                              (2,944,228)
                                                                      ==========

     Substantially all of the Company's assets and operations are located in the United States and predominantly all revenues are generated in the United States.

Approximately 40% and 32% of the BTX Instrument Division's net sales were made to one customer for the three months ended June 30, 2000 and June 30, 1999, respectively. The BTX Instrument Division exported approximately 36% and 37% of its net sales for the three months ended June 30, 2000 and June 30, 1999, respectively.

Net sales by destination were as follows:

                        THREE MONTHS ENDED          THREE MONTHS ENDED
                          JUNE 30, 2000               JUNE 30, 1999
                        ------------------          ------------------
United States                745,868                     441,268
Canada                        49,007                       9,211
Europe                       201,732                      79,972
East Asia                    143,379                     162,687
Rest of World                 24,802                       5,940
                           ---------                     -------
                           1,164,788                     699,078
                           =========                     =======

10.  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES

     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP), which, in the case of the Company, conform in all material respects with those in the United States (U.S. GAAP) and with the requirements of the Securities and Exchange Commission (SEC), except as described in the Company's audited consolidated financial statements for the year ended March 31, 2000.

     The impact of significant variations to U.S. GAAP on the consolidated statements of loss and deficit are as follows:

                                                         THREE          THREE
                                                     MONTHS ENDED    MONTHS ENDED
                                                       JUNE 30,        JUNE 30,
                                                         2000            1999
                                                           $               $
                                                     ------------    ------------

Loss for the period, Canadian GAAP                    (1,907,280)     (2,944,228)
Adjustment for stock based compensation
  - non-employees                                        (87,693)       (102,543)
                                                     -----------     -----------
Loss for the period, U.S. GAAP                        (1,994,973)     (3,046,771)
                                                     ===========     ===========

Unrealized losses on foreign currency translation           (754)         (2,820)
                                                     -----------     -----------
Comprehensive loss for the period, U.S. GAAP          (1,995,727)     (3,049,591)
                                                     ===========     ===========

Loss per share, U.S. GAAP                                  (0.08)          (0.14)
                                                     ===========     ===========

Weighted average number of shares,
  U.S. GAAP                                           23,629,490      21,673,079
                                                     ===========     ===========

     The impact of significant variations to U.S. GAAP on the Consolidated Balance Sheet items is as follows:

                                                JUNE 30, 2000     MARCH 31, 2000
                                                      $                  $
                                                -------------     --------------
Share capital                                     44,883,065        33,028,925
Deficit                                          (34,130,548)      (32,135,575)
                                                 ===========       ===========

11.  NEW ACCOUNTING PRONOUNCEMENTS

     On June 26, 2000, the SEC deferred the effective date of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". As a result of this deferral, SAB No. 101 will be effective for the Company's fiscal quarter beginning January 1, 2001, requiring retroactive application to the beginning of the Company's 2001 fiscal year with restatement, if necessary. SAB No. 101 expresses the views of the SEC staff in applying GAAP to certain revenue recognition issues. In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN. No. 44). FIN. No. 44 will be effective for the Company's quarter beginning July 1, 2000.

     The Company has not yet determined the impact, if any, of these pronouncements on its consolidated financial statements.

12.  SUBSEQUENT EVENTS

     On July 26, 2000 the Company received notice from Ethicon Endo-Surgery, Inc. that it had elected to exercise its discretionary right to terminate, without cause, the Licensing and Development Agreement and the Supply Agreement entered into with the Company. All rights for the development and distribution of the Company's proprietary Electroporation Drug Delivery System for the treatment of cancer will be returned to the Company. Ethicon Inc. or Ethicon Endo-Surgery and Genetronics have been operating under the agreements since October 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, clinical, business environment and trend projections. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, the current stage of development of both the Company and its products, the timing and uncertainty of results of both research and regulatory processes, the extensive government regulation applicable to its business, the unproven safety and efficacy of its device products, its significant additional financing requirements, the volatility of its stock price, the uncertainty of future capital funding, its potential exposure to product liability or recall, uncertainties relating to patents and other intellectual property, including whether the Company will obtain sufficient protection or competitive advantage therefrom, its dependence upon a limited number of key personnel and consultants and its significant reliance upon its collaborative partners for achieving its goals, and other factors detailed in its Annual Report on Form 10-K for the year ended March 31, 2000.

     GENERAL

     Through its Drug and Gene Delivery Division, Genetronics is engaged in developing drug and gene delivery systems based on electroporation to be used in the site-specific treatment of disease. Through its BTX Instrument Division, the Company develops, manufactures, and sells electroporation equipment to the research laboratory market.


  In the past the Company's revenues primarily reflected product sales to the research market through the BTX Instrument Division and research grants through the Drug and Gene Delivery Division. In October 1998 the Company entered into a comprehensive License and Development Agreement and a Supply Agreement with Ethicon, Inc., a Johnson & Johnson company, involving Genetronics' proprietary drug and DNA delivery system for the electroporation therapy treatment of solid tumor cancer. Ethicon Inc. received the right to market Genetronics products for this field of medicine throughout the world, except Canada. As part of the License and Development Agreement, the Company received an up-front licensing fee. The Company has also received milestone payments.

In August 1999, the Company announced that Ethicon Inc. transferred its responsibilities and obligations under the License and Development and Supply Agreements to Ethicon Endo-Surgery, Inc., which is also a Johnson & Johnson company. Since mid-January 2000, the Company and Ethicon have been assembling and reviewing existing clinical and regulatory information relating to human clinical trials for treating certain cancers with bleomycin and the Company's MedPulser(R) system. These reviews have delayed pre-commercialization activities for the system in Europe and initiation of a pivotal or other clinical trial in the United States and are expected to further delay European commercial launch and initiation of new clinical trials for at least several more months. Pivotal clinical trials are used to assess a drug for efficacy at several independent sites in a statistically large number of patients.

  On July 26, 2000 the Company received notice from Ethicon Endo-Surgery, Inc. that Ethicon Endo-Surgery had elected to exercise its discretionary right to terminate, without cause, the Licensing and Development Agreement and the Supply Agreement entered into with Genetronics, Inc. and Genetronics Biomedical Limited. All rights for the development and distribution of Genetronics proprietary Electroporation Drug Delivery System for the treatment of cancer will be returned to Genetronics.

  Genetronics plans to seek a new licensing partner for the Electroporation Drug Delivery System. The Company will not receive any milestone or licensing payments for development or sale of the products contemplated under the Ethicon agreement unless and until a new agreement is in place with a new partner and the Company achieves the milestones specified in the new agreement or product sales commence under the new agreement. The Company believes it has sufficient current resources to initiate activities directed toward product launch and marketing in Canada and Europe, and for initiation of a Phase III clinical study in the United States. In addition, the Company is continuing and intends to complete the review of existing clinical and regulatory information related to the Electroporation Drug Delivery System.

  Until the commercialization of clinical products the Company expects revenues to continue to be attributable to product sales to the research market, grants, collaborative research arrangements, and interest income.

  Due to the expenses incurred in the development of the drug and gene delivery systems, the Company has been unprofitable in the last five years. As of June 30, 2000 the Company has incurred a cumulative deficit of $31,505,723. The Company expects to continue to incur substantial operating losses in the future due to continued spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities.

  Inflation

  The Company does not believe that inflation has had a material adverse effect on net sales or results of operations. The Company has generally been able to pass on increased costs related to inflation through increases in selling prices.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     RESULTS OF OPERATIONS

     Revenues

     The BTX Instrument Division produced total revenues of $1,164,788 for the three months ended June 30, 2000 which was an increase in the amount of $465,710, or 67%, compared to total revenues of $699,078 for the three months ended June 30, 1999.

     Sales in the United States increased by 69% from the three-month period ended June 30, 1999 to the three-month period ended June 30, 2000. The primary reason for the increase was that sales to VWR, one of the Company's two domestic distributors, more than doubled from the first quarter of 1999 to the first quarter 2000. The significant increase of VWR sales is attributed in part to the fact that the Company is working more closely with the VWR sales force.

     For the three months ended June 30, 2000 sales to all other destinations outside of the United States, which represented about 31% of total sales, increased by about 62% compared to the same three months of the previous year. The increase was primarily attributable to higher sales to European countries such as France, Sweden, and the United Kingdom. In the three months ended June 30, 2000 the BTX Instrument Division entered into a distribution agreement with MERCK Eurolab, the leading distribution organization for laboratory products. As a result of this distribution agreement the Company anticipates a further increase of sales to the European market.

     Revenues from grant funding decreased from $ 198,385 for the three months ended June 30, 1999 to $ 12,387 for the three months ended June 30, 2000. The reason for the lower grant revenues was that the two active grants in the field of Oncology and Gene Therapy were winding down in the first quarter of 2000 and no new grants have been awarded in the first quarter of 2000. However, the Company has submitted four Small Business Innovation Research (SBIR) grant applications in the fields of Gene Therapy and Oncology. The decision for an award for these four grants is currently pending with the National Institutes of Health. Revenues from grant funding may fluctuate from period to period based on the level of grant funding awarded and the level of research activity related to the grants awarded.

     In the three months ended June 30, 2000 the Drug and Gene Delivery Division recorded contract research revenues in the amount of $75,001, as a result of collaborative research agreements to develop Genetronics' electroporation technology for use in particular gene therapy applications.

     Cost Of Sales

     Cost of sales increased by 127,903, or 39%, from $326,737, for the three months ended June 30, 1999 to $454,640 for the three months ended June 30, 2000. The increase was a result of higher sales in the three-month period ended June 30, 2000.

     Gross Profit and Gross Margin

     Primarily due to the higher sales, the gross profit for the three months ended June 30, 2000 in the amount of $710,148 represented an increase of $337,807, or 91%, compared with $372,341 for the three months ended June 30, 1999. The gross profit margin of 61% for the three months ended June 30, 2000 increased by 8% from 53% for the three months ended June 30, 1999. The primary reason for the gross profit margin increase was that certain sales related fixed costs could be allocated over a higher sales level for the three months ended June 30, 2000.

     Research and Development/Clinical Trials

     Research and development expenses decreased by $575,033, or 29%, from $1,969,863 for the three months ended June 30, 1999 to $1,394,830 for the three months ended June 30, 2000. During the three months ended June 30, 2000 the Company used part of its internal resources in the R&D Department and the Regulatory and Clinical Affairs Department to assemble and review jointly with Ethicon existing clinical and regulatory information. As a result, clinical trial activity and contract research activity decreased significantly over the previous year's first quarter which contributed to the lower expenses for the three months ended June 30, 2000. Also, the delay of pre-commercialization activities for the MedPulser(R) system in Europe contributed to lower expenses in the Engineering department.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses, which include advertising, promotion and selling expenses, decreased by $163,375, or 10%, from $1,606,663 for the three months ended June 30, 1999 to $1,443,288 for the three months ended June 30, 2000. The primary reason for the lower expenses was that in the year ended March 31, 2000 Genetronics SA, a subsidiary set up to manage the clinical trial process in France, was winding down its operations and therefore lower general and administrative expenses were incurred. In May of 2000 Genetronics agreed to transfer all of its shares in its subsidiary, Genetronics SA, at nominal consideration to Geser SA, a company owned by Genetronics SA's former General Manager.

     Net results of reportable segments (Net results of reportable segments do not include unallocated costs such as interest income and expense and general and administrative costs)

     The BTX Instrument Division reported a net surplus in the amount of $302,039 for the three months ended June 30, 2000 compared to net expenditures in the amount of $134,531 for the three months ended June 30, 1999. The significantly improved net result was primarily attributable to the 67% increase in revenues over the previous year which contributed towards gross margin.

     The Drug and Gene Delivery Division reported net expenditures in the amount of $1,190,400 for the three months ended June 30, 2000 compared to $1,651,897 for the three months ended June 30, 1999, a decrease of $461,497, or 28%. The decreased net expenditures were primarily a result of the lower clinical trial and engineering expenses.

     Net Loss

     For the three months ended June 30, 2000, the Company recorded a net loss of $1,907,280, compared with a net loss of $2,944,228 for the three months ended June 30, 1999. The significant increase in revenues for the BTX Instrument Division and the decrease in operating expenses for the Drug and Gene Delivery Division were the main factors for the decrease in net loss.

LIQUIDITY AND CAPITAL RESOURCES

     During the last five fiscal years, the Company's primary uses of cash have been to finance research and development activities and clinical trial activities in the Drug and Gene Delivery Division. Since inception, the Company has satisfied its cash requirements principally from proceeds from the sale of equities. In June 1999 the Company closed a private placement of 4,187,500 Special Warrants at a price of $3.00 per special warrant for total consideration of $12,562,500 before deducting the agent's commission of $1,005,000 and other issue costs. Each warrant entitled the holder to acquire one common share in the capital of the Company at no additional cost upon exercise. In March 2000, the Company issued 23,000 common shares pursuant to the exercise and conversion of 23,000 Special Warrants. On June 16, 2000 the remaining 4,164,500 Special Warrants were converted into common shares.

     In connection with the issuance of 4,187,500 Special Warrants pursuant to an agency agreement dated June 16, 1999, the Company issued to the Agent's nominee 30,000 common shares for corporate finance services and 418,750 Special Warrants exercisable, for no additional consideration, into 418,750 share purchase warrants, which were exercisable into 418,750 common shares at a price of $3.31 per share on or before June 16, 2000. During the year ended March 31, 2000, the Company issued 151,300 common shares pursuant to the exercise of 151,300 of these share purchase warrants. During the three months ended June 30, 2000 the Company issued 180,500 common shares pursuant to the exercise of 180,500 of these share purchase warrants for net proceeds to the Company in the amount of $597,455. The remaining 86,950 Special Warrants expired unexercised on June 16, 2000.

     As of June 30, 2000 the Company had working capital of $8,333,728, compared to $9,508,012, as of March 31, 2000. The decrease was a result of the operating loss in the three months ended June 30, 2000. The current ratio decreased from
5.52 as of March 31, 2000 to 5.26 as of June 30, 2000.

     The Company has a trade finance credit facility with a bank to borrow up to $2,000,000. Borrowings under this line of credit are collateralized by assignment of cash and cash equivalents. This credit facility bears interest at the bank's floating rate less 1%, or the LIBOR rate plus 1.75%, and initially expired on June 30, 2000. On June 26, 2000 the Company received confirmation from the bank that the term of the credit facility was extended to September 29, 2000. At June 30, 2000, there was no outstanding balance drawn on this credit facility.

     Inventories increased from $611,642 at March 31, 2000 to $837,316, at June 30, 2000, primarily as the result of a build-up of inventory in the BTX Instrument Division. The build-up of inventory was necessary in order to have product available for an expected increase in sales to Europe in the upcoming months as a result of the new distribution agreement with MERCK Eurolab.

     Receivables decreased by $121,134, or 11%, from $1,120,450 at March 31, 2000 to $999,316 at June 30, 2000. The decrease was a result of significantly lower receivables from Ethicon which more than offset higher receivables from BTX Instrument customers. The lower receivables from Ethicon were due to no product for clinical trials being shipped in the three months ended June 30, 2000 due to the review of clinical and regulatory information by Ethicon and the Company. The higher receivables from BTX Instrument customers were a result of the increase in sales and a higher percentage of receivables from certain distributors to which extended payment terms are granted.

     Current liabilities decreased from $2,105,847 at March 31, 2000 to $1,956,145, at June 30, 2000. The decrease was primarily a result of payments of certain fiscal year-end accruals in the three-month period ended June 30, 2000.

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

  The Company has invested its excess cash and cash equivalents in United States government, municipal, and corporate debt securities with high quality credit ratings and an average maturity of no more than three months. These investments are not held for trading or other speculative purposes. Given the short-term nature of these investments, and that the Company has no borrowings outstanding, the Company is not subject to significant interest rate risk.

                           PART II. OTHER INFORMATION


ITEMS 1 AND 3 THROUGH 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 2.   CHANGE IN SECURITIES

     Pursuant to an Agency Agreement dated June 16, 1999, the Company issued 4,187,500 Special Warrants at $3.00 each for total consideration of $12,562,500 before deducting the agent's commission of $1,005,000 and other issue costs. Each Special Warrant entitled the holder to receive, at no additional cost, one common share of the Company any time up until the earliest of: (i) the day which was the fifth business day after the date of issuance of a receipt for a final prospectus relating to the distribution of the common shares on the exercise of the Special Warrants by the last of the British Columbia and Ontario Securities Commissions; and (ii) June 16, 2000, (the "Expiry date"). Any Special Warrant not exercised prior to the Expiry date was deemed to have been exercised and was converted to a common share. In March 2000, the Company issued 23,000 common shares pursuant to the exercise and conversion of 23,000 Special Warrants. On June 16, 2000 the remaining 4,164,500 Special Warrants were converted into common shares.

     The Company also issued to the Agent's nominee 30,000 common shares for corporate finance services and 418,750 Agent's Special Warrants exercisable, for no additional consideration, into 418,750 share purchase warrants, which were exercisable into 418,750 common shares at a price of $3.31 per share on or before June 16, 2000. During the year ended March 31, 2000, the Company issued 151,300 common shares pursuant to the exercise of 151,300 of these share purchase warrants for total consideration of $500,803. During the three months ended June 30, 2000 the Company issued 180,500 common shares pursuant to the exercise of 180,500 of these share purchase warrants for total consideration of $597,455. The remaining 86,950 Agent's Special Warrants expired unexercised on June 16, 2000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

            10.1 Distribution Agreement effective April 1, 2000 by and between the Company and Merck Eurolab Holding GmbH(1)

            10.2 Letter of Extension of Trade Credit Facility dated June 26, 2000 by Union Bank of California

            10.3 First Amendment to Agreement Concerning Termination of Employment of Lois Crandell dated May 24, 2000 by and between the Registrant and Lois J. Crandell(2)

            10.4 First Amendment to Consulting Services Agreement dated May 24, 2000 by and between the Registrant and Lois J. Crandell(2)

            10.5 First Amendment to Agreement Concerning Termination of Employment of Gunter A. Hofmann dated May 24, 2000 by and between the Registrant and Gunter A. Hofmann(2)

            10.6 First Amendment to Consulting Services Agreement dated May 24, 2000 by and between the Registrant and Gunter A. Hofmann(2)

            27 Financial Data Schedule (filed only electronically with the SEC)


          (b) Reports on Form 8-K

 No reports on Form 8-K were filed during the three months ended June 30, 2000.

--------
(1) Confidential treatment has been requested with request to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(2) Incorporated by reference from the form 10-K filed for the year ended March 31, 2000.

                           GENETRONICS BIOMEDICAL LTD.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Genetronics Biomedical Ltd.


Date:                          By:
           8/11/00                             /s/ Martin Nash
     --------------------         ----------------------------------------------
                                       Martin Nash, Chief Executive Officer