Form 10-Q
period 2000-09-30
GENETRONICS BIOMEDICAL LTD
filed 2000-11-09
CIK 1055726

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

        Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the Company's Common Stock, no par value, was 27,289,218 as of November 3, 2000.

                           GENETRONICS BIOMEDICAL LTD.


                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX



PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements
                                                                                        Page
                                                                                        ----

               a)     Consolidated Balance Sheets
                      as of September 30, 2000 and March 31, 2000........................1

               b)     Consolidated Statements of Loss and Deficit
                      for the Three Months and Six Months Ended September 30, 2000
                           and 1999 .....................................................2

               c)     Consolidated Statements of Cash Flows
                      for the Six Months Ended September 30, 2000
                           and 1999 .....................................................3

               d)     Notes to Consolidated Financial Statements.........................4

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................................11

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............18

PART II. OTHER INFORMATION

        Item 2.  Changes in Securities and Use of Proceeds..............................19

        Item 4.  Submission of Matters to a Vote of Security Holders....................19

        Item 5.  Other Information......................................................20

        Item 6.  Exhibits and Reports on Form 8-K.......................................21

Signatures..............................................................................22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           GENETRONICS BIOMEDICAL LTD.

                           CONSOLIDATED BALANCE SHEETS


                                                          (In U.S. dollars)


                                                 September 30,         March 31,
                                                     2000                2000
                                                       $                   $
                                                  (Unaudited)            (Note)
--------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                          6,028,481           9,742,344
Accounts receivable, net of allowance for
  uncollectible accounts of $ 32,377
  [March 31, 2000 - $54,925]                         981,527           1,120,450
Inventories [note 5]                                 977,913             611,642
Prepaid expenses and other                            62,569             139,423
                                                 -----------         -----------
TOTAL CURRENT ASSETS                               8,050,490          11,613,859
                                                 -----------         -----------
Fixed assets, net                                    972,714           1,014,811
Other assets, net [note 12]                        1,988,377           1,383,634
                                                 -----------         -----------
                                                  11,011,581          14,012,304
                                                 -----------         -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued expenses              1,276,712           1,784,084
Current portion of obligations under
  capital leases                                      55,058              53,098
Deferred revenue                                     250,885             268,665
                                                 -----------         -----------
TOTAL CURRENT LIABILITIES                          1,582,655           2,105,847
                                                 -----------         -----------
Obligations under capital leases                      37,748              65,286
Deferred rent                                         24,930               9,972
                                                 -----------         -----------
TOTAL LIABILITIES                                  1,645,333           2,181,105
                                                 -----------         -----------

SHAREHOLDERS' EQUITY
Share capital [note 6]                            42,287,237          30,491,793
Additional paid in capital [note 12]                 589,718              35,768
Special warrants                                          --          11,002,992
Cumulative translation adjustment                   (102,098)           (100,911)
Deficit                                          (33,408,609)        (29,598,443)
                                                 -----------         -----------
TOTAL SHAREHOLDERS' EQUITY                         9,366,248          11,831,199
                                                 -----------         -----------
                                                  11,011,581          14,012,304
                                                 -----------         -----------

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

                           GENETRONICS BIOMEDICAL LTD.

                           CONSOLIDATED STATEMENTS OF
                                LOSS AND DEFICIT
                                   (Unaudited)

       (In U.S. dollars, except weighted average number of common shares)


                                                Three Months Ended September 30,          Six Months Ended September 30,
                                                    2000                1999                2000                1999
                                                      $                   $                   $                   $
------------------------------------------------------------------------------------------------------------------------
REVENUE
Net sales                                          1,172,951           1,081,300           2,337,739           1,780,378
License fee and milestone payments                    83,333             333,334              83,333             333,334
Grant funding                                         55,709              43,520              68,096             241,905
Revenues under collaborative research
and development arrangements                          97,779              15,000             172,780              15,000
Interest income                                      118,286             176,410             256,664             244,693
                                                 -----------         -----------         -----------         -----------
                                                   1,528,058           1,649,564           2,918,612           2,615,310
                                                 -----------         -----------         -----------         -----------

EXPENSES
Cost of sales                                        591,545             438,856           1,046,185             765,593
Research and development                           1,431,205           1,672,757           2,826,035           3,642,620
Selling, general and administrative                1,403,528           1,407,742           2,846,816           3,014,406
Interest expense                                       4,666               6,549               9,742              13,259
Restructuring  charges                                    --             367,579                  --             367,579
                                                 -----------         -----------         -----------         -----------
                                                   3,430,944           3,893,483           6,728,778           7,803,457
                                                 -----------         -----------         -----------         -----------
NET LOSS FOR THE PERIOD                           (1,902,886)         (2,243,919)         (3,810,166)         (5,188,147)
Deficit , beginning of period                    (31,505,723)        (22,942,729)        (29,598,443)        (19,998,501)
                                                 -----------         -----------         -----------         -----------
DEFICIT, END OF PERIOD                           (33,408,609)        (25,186,648)        (33,408,609)        (25,186,648)
                                                 -----------         -----------         -----------         -----------
NET LOSS PER COMMON SHARE - BASIC AND
DILUTED [NOTE 7]                                       (0.07)              (0.10)              (0.15)              (0.24)
WEIGHTED AVERAGE NUMBER OF COMMON  SHARES         27,272,642          22,017,670          25,461,020          21,846,316
                                                 ===========         ===========         ===========         ===========


                             See accompanying notes

                                  GENETRONICS BIOMEDICAL LTD.



                           CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                                   (Unaudited)

                                                                    (In U.S. dollars)

                                                                SIX                 SIX
                                                            MONTHS ENDED        MONTHS ENDED
                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                                2000                1999
                                                                  $                   $
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the period                                      (3,810,166)         (5,188,147)
Items not involving cash:
  Depreciation and amortization                                 281,318             248,643
  Provision for (recovery of) uncollectible accounts            (22,548)             41,808
    Provision for inventory obsolescence                        (17,130)              7,868
  Loss on disposal of fixed assets                                3,760                  --
  Deferred rent                                                  14,958              (7,173)
Changes in non-cash working capital items:
    Accounts receivable                                         161,471             (49,641)
  Inventories                                                  (349,141)           (189,609)
  Prepaid expenses and other                                     76,854            (119,337)
  Accounts payable and accrued expenses                        (507,372)            278,876
  Deferred revenue                                              (17,780)                 --
                                                            -----------         -----------
CASH USED IN OPERATING ACTIVITIES                            (4,185,776)         (4,976,712)
                                                            -----------         -----------

INVESTING ACTIVITIES
Purchase of short-term investments                                   --          (8,811,867)
Purchase of capital assets                                     (155,051)            (26,712)
Increase in other assets                                       (138,723)           (233,852)
                                                            -----------         -----------
CASH USED IN INVESTING ACTIVITIES                              (293,774)         (9,072,431)
                                                            -----------         -----------

FINANCING ACTIVITIES
Payments on obligations under capital leases                    (25,578)            (22,112)
Proceeds from issuance of Special Warrants - net                     --          11,222,554
Proceeds from issuance of common shares - net                   792,452             506,719
                                                            -----------         -----------
CASH PROVIDED BY FINANCING ACTIVITIES                           766,874          11,707,161
                                                            -----------         -----------

Effect of exchange rate changes on cash                          (1,187)                364
                                                            -----------         -----------

DECREASE IN CASH AND CASH EQUIVALENTS                        (3,713,863)         (2,341,618)
Cash and cash equivalents, beginning of period                9,742,344           6,189,284
                                                            -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      6,028,481           3,847,666
                                                            -----------         -----------

                             See accompanying notes

                           GENETRONICS BIOMEDICAL LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                (In U.S. dollars)

1.      BASIS OF PRESENTATION

        The Consolidated Statements of Loss and Deficit for the three months and six months ended September 30, 2000 and 1999, the Consolidated Balance Sheet as of September 30, 2000, and the Consolidated Statements of Cash Flows for the six months ended September 30, 2000 and 1999 have been prepared by the Company in accordance with Canadian generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented, have been made.


        The accounting policies and methods of application adopted in these financial statements are the same as those of the annual consolidated financial statements for the year ended March 31, 2000, with the exception of the change in accounting policy related to income taxes [see note 4].

        Certain information and note disclosures normally included in the annual financial statements prepared in accordance with Canadian generally accepted accounting principles have been omitted. These interim consolidated financial statements and notes thereto should be read in conjunction with the annual consolidated financial statements for the year ended March 31, 2000 included in the Genetronics Biomedical Ltd. Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months and six months ended September 30, 2000 are not necessarily indicative of the results for the full year or for any other future period.

2.      PRINCIPLES OF CONSOLIDATION

        These consolidated financial statements include the accounts of Genetronics Biomedical Ltd. and its wholly-owned subsidiary, Genetronics, Inc., a private company incorporated in the state of California, USA. Effective May 2000, the Company closed the operations of its wholly owned subsidiary Genetronics SA, a company incorporated in France, and subsequently sold its investment in Genetronics SA for nominal consideration to Geser SA, a company owned by Genetronics SA's former General Manager. Significant intercompany accounts and transactions have been eliminated on consolidation.

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

4.      CHANGE IN ACCOUNTING PRINCIPLE

        Effective April 1, 2000, the Company adopted the new recommendations of The Canadian Institute of Chartered Accountants with respect to accounting for income taxes. The change has been applied retroactively, and as permitted, the comparative financial statements have not been restated. The change in accounting policy did not result in any adjustment in the current period or to opening deficit. Before the adoption of the new recommendations, income tax expense was determined using the deferral method of tax allocation.

5.      INVENTORIES

        Inventories consist of the following:



                                    September 30, 2000           March 31, 2000
                                    ------------------           --------------
Raw Materials                            643,202                     490,926
Work in process                          172,449                      79,683
Finished Goods                           233,569                     129,470
Less: allowance for obsolescence         (71,307)                    (88,437)
                                        --------                    --------
                                         977,913                     611,642
                                        ========                    ========

6.      SHARE CAPITAL

        Authorized and Issued Share Capital as at September 30, 2000:

        Authorized:   100,000,000 common shares without par value
                      100,000,000 Class A preferred shares without par value

        Issued:       27,289,218 common shares for a total of $ 42,287,237

        Authorized and Issued Share Capital as at March 31, 2000:

        Authorized:   100,000,000 common shares without par value
                      100,000,000 Class A preferred shares without par value

        Issued: 22,832,324 common shares for a total of $30,491,793 No Class A preferred shares have been issued to date.

        The 2000 Stock Option Plan, effective July 31, 2000 (the "2000 Plan"), was approved by the shareholders on August 7, 2000, pursuant to which 7,400,000 common shares are reserved for issuance. The 2000 Plan supercedes all previous stock option plans. As of September 30, 2000, 1,414,425 common shares were available for grant under the 2000 Plan.

        Stock Options Outstanding as at September 30, 2000:

        5,210,575 stock options outstanding at exercise prices ranging from $
        1.12 to $ 5.50 with a weighted average remaining life of 6.7 years, of which 3,620,546 are vested as at September 30, 2000.

        In September, the Company and Genetronics, Inc. entered into an exclusive license agreement with the University of South Florida Research Foundation, Inc. ("USF"), whereby USF granted the Company and Genetronics Inc. an exclusive, worldwide license to USF's rights in patents and patent applications generally related to needle electrodes ("License Agreement"). These electrodes were jointly developed by the Company and Genetronics, Inc. and USF. Pursuant to the License Agreement , the Company granted USF and its designees warrants to acquire 600,000 common shares for $ 2.25 per share until September 14, 2010. A portion of the warrants vested at the date of grant and the remainder will vest upon the occurrence of certain future events.

        In addition, pursuant to the above License Agreement the Company agreed to issue a total of 150,000 common shares to USF and its designees for no additional consideration. The issuance of the common shares has not occurred as of September 30, 2000 and is subject to regulatory approval. The terms of the exclusive License Agreement include a royalty to be paid to USF based on net sales of products under the license.

        During the three months ended September 30, 2000 the Company issued 25,000 common shares pursuant to the exercise of stock options at a price of $ 1.76 per share for gross proceeds of $ 44,000.

7.      LOSS PER COMMON SHARE

        Basic loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive, basic and diluted loss per share are the same.

8.      INCOME TAXES

        Significant components of the Company's future tax assets as of April 1, 2000 are shown below. A valuation allowance would be recognized to fully offset the future tax assets as of April 1, 2000 as realization of such assets is uncertain.

                                                       $
                                                 -----------
  April 1, 2000
  Capitalized research expense                       246,000
  Net operating loss carryforwards                10,834,000
  Research and development credits                 1,042,000
  Share issue costs                                  854,000
  Other - net                                        262,000
                                                 -----------
  Total future tax assets                         13,238,000
  Valuation allowance for future tax assets      (13,238,000)
                                                 -----------
  Net future tax assets                                   --
                                                 ===========


9.       SEGMENT INFORMATION

         The Company's reportable business segments include the Company's U.S. subsidiary's BTX Instrument Division and the Drug and Gene Delivery Division. The Company evaluates performance based on many factors including net results from operations before certain unallocated costs. The Company does not allocate interest income and expenses and general and administrative costs to its reportable segments. In addition, total assets are not allocated to each segment.



                                             BTX          DRUG AND GENE
                                          INSTRUMENT        DELIVERY
                                           DIVISION         DIVISION             TOTAL
                                              $                 $                  $
-----------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2000
Reportable segment net sales              1,172,951                 --          1,172,951
Other reportable segment revenue                 --            236,821            236,821
                                         ----------         ----------         ----------
Total segment revenue                     1,172,951            236,821          1,409,772
Add unallocated item
  Interest income                                                                 118,286
                                         ----------         ----------         ----------
Total revenue                                                                   1,528,058
                                         ----------         ----------         ----------

Reportable segment cost of sales           (591,545)                --           (591,545)
Other reportable segment expenses          (493,336)        (1,247,260)        (1,740,596)
                                         ----------         ----------         ----------
Net results of reportable segment            88,070         (1,010,439)          (922,369)
                                         ----------         ----------         ----------
Add (deduct) unallocated items
  Interest income                                                                 118,286
  General and administrative                                                   (1,094,137)
  Interest expense                                                                 (4,666)
                                         ----------         ----------         ----------
Net loss                                                                       (1,902,886)
                                         ----------         ----------         ----------

                                             BTX          DRUG AND GENE
                                         INSTRUMENT          DELIVERY
                                          DIVISION           DIVISION            TOTAL
                                              $                  $                  $
-----------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER  30, 1999
Reportable segment net sales              1,077,430              3,870          1,081,300
Other reportable segment revenue                 --            391,854            391,854
                                         ----------         ----------         ----------
Total segment revenue                     1,077,430            395,724          1,473,154
Add unallocated item
  Interest income                                                                 176,410
                                         ----------         ----------         ----------
Total revenue                                                                   1,649,564
                                         ----------         ----------         ----------

Reportable segment cost of sales           (435,519)            (3,337)          (438,856)
Other reportable segment expenses          (469,747)        (1,884,875)        (2,354,622)
                                         ----------         ----------         ----------
Net results of reportable segment           172,164         (1,492,488)        (1,320,324)
                                         ----------         ----------         ----------
Add (deduct) unallocated items
  Interest income                                                                 176,410
  General and administrative                                                   (1,093,456)
  Interest expense                                                                 (6,549)
                                         ----------         ----------         ----------
Net loss                                                                       (2,243,919)
                                         ----------         ----------         ----------


                                                BTX          DRUG AND GENE
                                             INSTRUMENT        DELIVERY
                                              DIVISION         DIVISION            TOTAL
                                                 $                 $                  $
--------------------------------------------------------------------------------------------
SIX MONTHS ENDED SEPTEMBER  30, 2000
Reportable segment net sales                 2,337,739                 --          2,337,739
Other reportable segment revenue                    --            324,209            324,209
                                            ----------         ----------         ----------
Total segment revenue                        2,337,739            324,209          2,661,948
Add unallocated item
  Interest income                                                                    256,664
                                            ----------         ----------         ----------
Total revenue                                                                      2,918,612
                                            ----------         ----------         ----------

Reportable segment cost of sales            (1,046,185)                --         (1,046,185)
Other reportable segment expenses             (901,398)        (2,525,047)        (3,426,445)
                                            ----------         ----------         ----------
Net results of reportable segment              390,156         (2,200,838)        (1,810,682)
                                            ----------         ----------         ----------
Add (deduct) unallocated items
  Interest income                                                                    256,664
  General and administrative                                                      (2,246,406)
  Interest expense                                                                    (9,742)
                                            ----------         ----------         ----------
Net loss                                                                          (3,810,166)
                                            ----------         ----------         ----------

                                             BTX          DRUG AND GENE
                                         INSTRUMENT          DELIVERY
                                          DIVISION           DIVISION             TOTAL
                                              $                  $                  $
-----------------------------------------------------------------------------------------
SIX MONTHS ENDED SEPTEMBER  30, 1999
Reportable segment net sales              1,776,508              3,870          1,780,378
Other reportable segment revenue                 --            590,239            590,239
                                         ----------         ----------         ----------
Total segment revenue                     1,776,508            594,109          2,370,617
Add unallocated item
  Interest income                                                                 244,693
                                         ----------         ----------         ----------
Total revenue                                                                   2,615,310
                                         ----------         ----------         ----------

Reportable segment cost of sales           (762,256)            (3,337)          (765,593)
Other reportable segment expenses          (976,622)        (3,735,154)        (4,707,906)
                                         ----------         ----------         ----------
Net results of reportable segment            37,630         (3,144,382)        (3,106,752)
                                         ----------         ----------         ----------
Add (deduct) unallocated items
  Interest income                                                                 244,693
  General and administrative                                                   (2,312,829)
  Interest expense                                                                (13,259)
                                         ----------         ----------         ----------
Net loss                                                                       (5,188,147)
                                         ----------         ----------         ----------

Substantially all of the Company's assets and operations are located in the United States and predominantly all revenues are generated in the United States.

Approximately 36% (1999: 27%) and 38% (1999: 29%) of the BTX Instrument Division's net sales were made to one customer for the three months and six months ended September 30, 2000, respectively. The BTX Instrument Division exported approximately 32% (1999: 34%) and 34% (1999: 35%) of its net sales for the three months and six months ended September 30, 2000, respectively.

Net sales of the BTX Instrument Division by destination were as follows:

                                             THREE MONTHS         SIX MONTHS           SIX MONTHS
                                                ENDED               ENDED                 ENDED
                     THREE MONTHS ENDED      SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,
                     SEPTEMBER 30, 2000          1999                2000                 1999
-----------------------------------------------------------------------------------------------------
United States              802,718              714,974            1,548,586            1,156,243
Canada                      12,569               20,928               61,576               30,140
Europe                     202,921              172,045              404,653              252,017
East Asia                  127,361              100,570              258,614              256,226
Rest of World               27,382               68,913               64,310               81,883
                         ---------            ---------            ---------            ---------
Total                    1,172,951            1,077,430            2,337,739            1,776,509
                         ---------            ---------            ---------            ---------


10.     GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES

        These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP), which, in the case of the Company, conform in all material respects with those in the United States (U.S. GAAP) and with the requirements of the Securities and Exchange Commission (SEC), except as described in the Company's consolidated financial statements for the year ended March 31, 2000.

        The impact of significant variations to U.S. GAAP on the consolidated statements of loss and deficit are as follows:

                                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                     SEPTEMBER 30,        SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                         2000                1999                2000                1999
                                                           $                   $                   $                   $
                                                     --------------------------------------------------------------------------
Net loss for the period, Canadian GAAP                (1,902,886)         (2,243,919)         (3,810,166)         (5,188,147)
Adjustment for stock based compensation
- non-employees                                         (190,445)           (787,595)           (290,336)           (889,748)
                                                     -----------         -----------         -----------         -----------
Net loss for the period, U.S. GAAP                    (2,093,331)         (3,031,514)         (4,100,502)         (6,077,895)
                                                     -----------         -----------         -----------         -----------
Unrealized losses from short term investments                 --              (5,778)                 --              (5,778)

Unrealized gains (losses) on foreign currency
translation                                                 (433)              3,184              (1,187)                364
                                                     -----------         -----------         -----------         -----------
Comprehensive loss for the period, U.S. GAAP          (2,093,764)         (3,034,108)         (4,101,689)         (6,083,309)
                                                     -----------         -----------         -----------         -----------
Net loss per common share, U.S. GAAP - basic
and diluted                                                (0.08)              (0.14)              (0.16)              (0.28)
                                                     -----------         -----------         -----------         -----------
Weighted average number of,
common shares,  U.S. GAAP                             27,272,642          22,017,670          25,461,020          21,846,316
                                                     -----------         -----------         -----------         -----------

The impact of significant variations to U.S. GAAP on the consolidated balance sheet items is as follows:


                     SEPTEMBER 30,         MARCH 31,
                         2000                2000
                           $                  $
-----------------------------------------------------
Share capital         45,114,705          33,028,925
Deficit              (36,236,077)        (32,135,575)
                     -----------         -----------


11.     NEW ACCOUNTING PRONOUNCEMENTS

On June 26, 2000, the SEC deferred the effective date of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". As a result of this deferral, SAB No. 101 will be effective for the Company's fiscal quarter beginning January 1, 2001, requiring retroactive application to the beginning of the Company's 2001 fiscal year with restatement, if necessary. SAB No. 101 expresses the views of the SEC staff in applying GAAP to certain revenue recognition issues. The Company has not yet determined the impact, if any, of this pronouncement on its consolidated financial statements.

        Effective July 1, 2000 the Company adopted FASB's Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN. No.
44).

12.     SUPPLEMENTAL CASH FLOW INFORMATION

        During the six months ended September 30, 2000 the Company entered into an exclusive license agreement with USF. Pursuant to the License Agreement , the Company granted USF and its designees warrants to acquire 600,000 common shares for $ 2.25 per share until September 14, 2010. A portion of the warrants vested at the date of grant and the remainder will vest upon the occurrence of certain future events. The vested warrants which were valued at $ 553,950 using the Black Sholes pricing model were recorded as other assets and credited to additional paid in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including those related to development plans, intentions to seek licensing partners and additional sources of capital, intended inventory levels, expectations concerning the adequacy of existing cash resources, and other financial, clinical, business environment and trend projections. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, the current stage of development of both the Company and its products, the timing and uncertainty of results of both research and regulatory processes, the extensive government regulation applicable to its business, the unproven safety and efficacy of its device products, its significant additional financing requirements, the volatility of its stock price, the uncertainty of future capital funding, its potential exposure to product liability or recall, uncertainties relating to patents and other intellectual property, including whether the Company will obtain sufficient protection or competitive advantage therefrom, its dependence upon a limited number of key personnel and consultants and its significant reliance upon its collaborative partners for achieving its goals, and other factors detailed in its Annual Report on Form 10-K for the year ended March 31, 2000.

        GENERAL

        Through its Drug and Gene Delivery Division, Genetronics is engaged in developing drug and gene delivery systems based on electroporation to be used in the site-specific treatment of disease. Through its BTX Instrument Division, the Company develops, manufactures, and sells electroporation equipment to the research laboratory market.

        In the past the Company's revenues primarily reflected product sales to the research market through the BTX Instrument Division and research grants through the Drug and Gene Delivery Division. In October 1998 the Company entered into a comprehensive License and Development Agreement and a Supply Agreement with Ethicon, Inc., a Johnson & Johnson company, involving Genetronics' proprietary drug and DNA delivery system for the electroporation therapy treatment of solid tumor cancer. As part of the License and Development Agreement, the Company received an up-front licensing fee. The Company has also received milestone payments pursuant to the License and Development Agreement. In August 1999, the Company announced that Ethicon Inc. transferred its responsibilities and obligations under the License and Development and Supply Agreements to Ethicon Endo-Surgery, Inc., which is also a Johnson & Johnson company. In January 2000, the Company and Ethicon began to assemble and review existing clinical and regulatory information relating to human clinical trials for treating certain cancers with bleomycin and the Company's MedPulser(R) system. Existing information relating to pre-clinical in-vitro and in-vivo animal studies was also reviewed. These reviews delayed pre-commercialization activities for the system in Europe and initiation of a pivotal or other clinical trial in the United States and are expected to further delay European commercial launch and initiation of new clinical trials for at least several more months. Pivotal clinical trials are used to assess a drug or medical device for efficacy at several independent sites in a statistically large number of patients.

   In July 2000 the Company received notice from Ethicon Endo-Surgery, Inc. that it had elected to exercise its discretionary right to terminate, without cause, the Licensing and Development Agreement and the Supply Agreement. All rights for the development and distribution of Genetronics proprietary Electroporation Drug Delivery System for the treatment of cancer will be returned to Genetronics.

   The Company plans to seek a new licensing partner for the Electroporation Drug Delivery System. The Company will not receive any milestone or licensing payments for development or sale of the products contemplated under the Ethicon agreement unless and until a new agreement is in place with a new partner and the Company achieves the milestones specified in the new agreement or product sales commence under the new agreement. The Company believes it has sufficient current resources to initiate activities directed toward product launch and marketing in Canada and Europe, and for initiation of a Phase III clinical study in the United States. In addition, the Company is continuing and intends to complete the review of existing clinical and regulatory information related to the Electroporation Drug Delivery System.

   Until it achieves the commercialization of clinical products, the Company expects revenues to continue to be attributable to product sales to the research market, grants, collaborative research arrangements, and interest income.

   Due to the expenses incurred in the development of the drug and gene delivery systems, the Company has been unprofitable in the last five years. As of September 30, 2000 the Company has incurred a cumulative deficit of $ 33,408,609. The Company expects to continue to incur substantial operating losses in the future due to continued spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities.

   Inflation

        The Company does not believe that inflation has had a material adverse effect on net sales or results of operations. The Company has generally been able to pass on increased costs related to inflation through increases in selling prices.

RESULTS OF OPERATIONS

        Revenues

        The BTX Instrument Division produced net sales of $ 1,172,951 for the three months ended September 30, 2000 which was an increase in the amount of $ 95,521, or 9%, compared to total revenues of $ 1,077,430 for the three months ended September 30, 1999. For the three months ended September 30, 2000 the BTX Instrument Division realized 32% of its net sales from exports, compared to 34% for the same quarter of the previous year. The overall increase of net sales over the same quarter of the previous year was partly a result of an increase of sales to the Company's main U.S. distributor, VWR Scientific ("VWR"). Sales to VWR increased from 27% of total sales for the quarter ended September 30, 1999 to 36% of total sales for the quarter ended September 30, 2000.

         Net sales for the six month period ended September 30, 2000 in the amount of $ 2,337,739 increased by $ 561,231, or 32%, compared to total revenues in the amount of $ 1,776,508 for the period ended September 30, 1999, primarily as a result of the stronger first quarter of 2000 compared to the first quarter of 1999. The stronger first quarter of 2000 was also attributable to a significant increase of net sales to VWR. Export sales as a percentage of total sales remained relatively constant with 34% for the six months ended September 30, 2000 compared to 35% for the six months ended September 30, 1999.

        Revenues from grant funding increased from $ 43,520 for the three months ended September 30, 1999 to $ 55,709 for the three months ended September 30, 2000. The grant revenues for the three months ended September 30, 2000 were a result of a phase I grant awarded in the Gene Therapy field and a phase II grant awarded in the Oncology field. The Gene Therapy grant expired in August 2000 while the Oncology grant has been extended to December of 2000. No new grants have been awarded as of the time of this filing.

        Revenues from grant funding for the six months ended September 30, 2000 in the amount of $ 68,096 decreased by $ 173,809, or 72%, compared to $ 241,905 for the six months ended September 30, 1999. The main reason for the decrease was that a major part of the revenues for the previously mentioned phase II grant awarded in the Oncology field was realized in the three months ended June 30, 1999 and the grant was winding down in the first six months ended September 30, 2000.

        During the three months ended September 30, 2000 the Drug and Gene Delivery Division recorded revenues under collaborative research and development arrangements in the amount of $ 97,779 as a result of collaborative research agreements to develop Genetronics' electroporation technology for use in particular gene therapy applications. This represents a significant increase over the same period of the previous year since the Company did not enter into these research agreements until the end of calendar 1999.

        Also as a result of the research agreements entered into at the end of calendar year 1999, the revenues under collaborative research and development arrangements for the six months ended September 30, 2000 in the amount of $ 172,780 increased by $ 157,780, compared to $ 15,000 for the same period of the previous year.

        In August 2000, the Company received from Ethicon, in accordance with the Licensing and Development Agreement, a final milestone payment in the amount of $ 83,333. In July 2000, the Company received notice from Ethicon that it had elected to exercise its discretionary right to terminate that Agreement.

        As a result of the decreasing cash and cash equivalents due to the continuing operating losses, interest income for the three months ended September 30, 2000 in the amount of $ 118,286 decreased by $ 58,124, or 33%, compared to $ 176,410 for the three months ended September 30, 1999.

        Cost Of Sales

        Cost of sales increased by $ 152,689, or 35%, from $ 438,856 for the three months ended September 30, 1999 to $ 591,545 for the three months ended September 30, 2000. The increase was partially a result of the higher sales in the three-month period ended September 30, 2000. Increased overhead costs such as rent also contributed to the higher cost of sales. In addition, upgrades of existing products resulted in higher manufacturing labor costs since these upgrades required services from technically skilled engineers.

         Cost of sales for the six months ended September 30, 2000 in the amount of $ 1,046,185 increased by $ 280,592, or 37%, compared to $ 765,593 for the six months ended September 30, 1999. The increase was primarily a result of the 32% higher sales for the six months ended September 30, 2000. Also, as discussed above, the increased overhead and higher manufacturing labor components contributed to the higher cost of sales.

        Gross Profit and Gross Margin

        The BTX Instrument Division's gross profit for the three months ended September 30, 2000 in the amount of $ 581,406 represented a decrease of $ 60,505, or 9%, compared with $ 641,911 for the three months ended September 30, 1999. The gross profit margin of 50% for the three months ended September 30, 2000 decreased by 9% from 59% for the three months ended September 30, 1999. Reasons for the lower profit margin were the previously mentioned increase in fixed overhead such as rent and the increase in manufacturing labor. Also, sales to VWR as a percentage of total sales increased from 27% for the quarter ended September 30, 1999 to 36% for the quarter ended September 30, 2000, resulting in a decrease of the average gross profit margin since VWR purchases BTX products at a discounted price. Furthermore, for competitive reasons the ECM 630 which replaced the ECM 600 at the end of the second quarter of 1999 is sold at a lower profit margin than the ECM 600 which also contributed to the lower average gross profit margin.

        As a result of the higher sales, the BTX Instrument Division's gross profit for the six months ended September 30, 2000 in the amount of $ 1,291,554 increased by $ 277,302, or 27%, compared to the same period of the previous year. As a result of the above mentioned higher cost of sales, the higher distributor sales, and the lower gross profit margin for the ECM 630 the overall gross profit margin of 55% for the six months ended September 30, 2000 decreased by 2% compared to the gross profit margin of 57% for the six months ended September 30, 1999.

        Research and Development

        Research and development which includes clinical trial costs decreased by $ 241,552, or 14%, from $ 1,672,757 for the three months ended September 30, 1999 to $ 1,431,205 for the three months ended September 30, 2000. For the six months ended September 30, 2000 the research and development and clinical trial costs in the amount of $ 2,826,035 decreased by $ 816,585, or 22%, compared to the research and development expense in the amount of $ 3,642,620 for the six months ended September 30, 1999. The decrease, primarily in the clinical and regulatory areas as well as the Drug Delivery Division engineering department, was a result of the delay of pre-commercialization activities for the MedPulser system in Europe and the delay of initiation of pivotal or other clinical trials in the U.S. These lower expenses more than offset higher engineering expenses in the BTX Instrument Division for the three months and six months ended compared with the same period of the previous year. The higher BTX Instrument engineering expenses were primarily related to an increase in the effective headcount and skill level of personnel assigned to a project to improve manufacturability and engineering design of the overall BTX product line

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses, which include advertising, promotion and selling expenses in the amount of $ 1,403,528 for the three months ended September 30, 2000 remained at the same level compared to the equivalent period of the previous year.

        For the six months ended September 30, 2000 selling, general and administrative expenses in the amount of $ 2,846,816 decreased by $ 167,590, or 6%, from $ 3,014,406 for the six months ended September 30, 1999.

        Net results of reportable segments (Net results of reportable segments do not include unallocated costs such as interest income and expense and general and administrative costs)

        The BTX Instrument Division reported net results in the amount of $ 88,070 for the three months ended September 30, 2000, compared to net results in the amount of $ 172,164 for the three months ended September 30, 1999, which meant a decrease in the amount of $ 84,094, or 49%. The decrease was a result of the lower gross profit margin for the three months ended September 30, 2000 as well as the higher engineering expenses. For the six months ended September 30, 2000 the BTX Instrument Division reported net results in the amount of $ 390,156 which meant an increase in the amount of $ 352,526 over the same period of the previous year, primarily as result of the 32% increase in net sales.

        The Drug and Gene Delivery Division reported net expenditures in the amount of $1,010,439 for the three months ended September 30, 2000 compared to $ 1,492,488 for the three months ended September 30, 1999, a decrease of $ 482,049, or 32%. The lower net expenditures were primarily a result of the lower research and development and clinical trial costs for the three months ended September 30, 2000. Also, primarily as a result of lower operating expenses the net expenditures in the amount of $ 2,200,838 for the six months ended September 30, 2000 decreased by $ 943,544, or 30%, over the same period of the previous year.

        Net Loss

        For the three months ended September 30, 2000, the Company recorded a net loss of $ 1,902,886, or $ 0.07 per common share, compared with a net loss of $ 2,243,919, or $ 0.10 per common share, for the three months ended September 30, 1999, which meant a decrease of $ 341,033, or 15%. The lower net loss is primarily a result of the decreased research and development expenses. Primarily as a result of the lower research and development expenses as well as general and administrative expenses, the net loss in the amount of $ 3,810,166 for the six months ended September 30, 2000 was $ 1,377,981, or 27%, lower than the net loss in the amount of $ 5,188,147 for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

        During the last five fiscal years, the Company's primary uses of cash have been to finance research and development activities and clinical trial activities in the Drug and Gene Delivery Division. Since inception, the Company has satisfied its cash requirements principally from proceeds from the sale of equity securities. In June 1999 the Company closed a private placement of 4,187,500 Special Warrants at a price of $3.00 per special warrant for total consideration of $12,562,500 before deducting the agent's commission of $1,005,000 and other estimated issue costs. Each warrant entitled the holder to acquire one common share in the capital of the Company at no additional cost upon exercise. In March 2000, the Company issued 23,000 common shares pursuant to the exercise and conversion of 23,000 Special Warrants. On June 16, 2000 the remaining 4,164,500 Special Warrants exercised and converted into common shares.

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

        As of September 30, 2000 the Company had working capital of $ 6,467,835, compared to $9,508,012, as of March 31, 2000. The decrease was a result of the operating loss in the six months ended September 30, 2000. The current ratio decreased from 5.52 as of March 31, 2000 to 5.09 as of September 30, 2000.

        The Company has a trade finance credit facility with a bank to borrow up to $2,000,000. Borrowings under this line of credit are collateralized by assignment of cash and cash equivalents. This credit facility bears interest at the bank's floating rate less 1%, or the LIBOR rate plus 1.75%, and initially expired on June 30, 2000 and was extended to September 29, 2000. In September 2000 the term of the credit facility was extended to August 31, 2001. At September 30, 2000, there was no outstanding balance drawn on this credit facility.

        Inventories increased from $611,642 at March 31, 2000 to $ 977,913 at September 30, 2000, primarily as the result of a build-up of inventory in the BTX Instrument Division. The build-up of inventory was attributable partly to the fact that the product mix of sales for the six months ended September 30, 2000 was different than what was anticipated e.g. sales of the ECM 630 and ECM 830 were lower than expected whereas sales of the ECM 2001 were higher than expected. Also, the Company built up finished good inventory levels in anticipation of a substantial order from Merck Eurolab, a European distributor. In order to reduce backorders in the future, the Company increased safety stock levels which resulted in a higher overall inventory level. In addition, the Company intends to manage inventory levels during the third quarter and beyond to eliminate current back orders and to establish minimum levels sufficient to meet the forecasted demand of finished goods and accessories.

        Accounts receivables decreased by $ 138,923, or 12%, from $1,120,450 at March 31, 2000 to $ 981,527 at September 30, 2000. The decrease was a result of the payment of Ethicon receivables that had been outstanding on of March 31 2000 in the first quarter of 2000 which more than offset higher receivables against BTX Instrument customers as of September 30, 2000. The reason for the lower receivables against Ethicon was that no product for clinical trials was shipped in the six months ended September 30, 2000 due to the review of clinical and regulatory information by Ethicon and the Company and the subsequent termination of the licensing agreement. The higher receivables against BTX Instrument customers were a result of the increase in sales and a higher percentage of receivables against distributors to which extended payment terms are granted.

        Current liabilities decreased from $2,105,847 at March 31, 2000 to $ 1,582,655 at September 30, 2000. The decrease was primarily a result of payments of fiscal year-end accruals in the six months ended September 30, 2000. A part of the year-end accruals consisted of accrued restructuring charges.

        The Company believes that it has sufficient funds to support its operations for the balance of the fiscal year ended March 31, 2001. The Company is currently considering a variety of methods to raise further capital.

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

- The Company's ability to obtain grants to finance research and development projects; and

- The cost of manufacturing scale-up and the cost of commercialization activities and arrangements

        The Company's ability to generate substantial funding to continue research and development activities, preclinical and clinical studies and clinical trials and manufacturing, scale-up, and selling, general, and administrative activities is subject to a number of risks and uncertainties and will depend on numerous factors including:

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

The Company cannot guarantee that additional funding will be available when needed. If it is not, the Company will be required to scale back its research and development programs, preclinical studies and clinical trials, and selling, general, and administrative activities, or otherwise reduce or cease operations and its business and financial results and condition would be materially adversely affected.


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

                           PART II. OTHER INFORMATION


ITEMS 1 AND 3 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In September 2000, the Company agreed to issue an aggregate of 150,000 common shares and warrants permitting the holders thereof to purchase an aggregate of 600,000 common shares for $ 2.25 per share until September 14, 2010. These shares and warrants were issued pursuant to the exemption provided by Section 4(2) of the Securities Act to the University of South Florida Research Foundation and its designees as consideration for patent license rights received by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Shareholders held on August 7, 2000, the following resolutions were passed by the margins indicated:

1. Ernst & Young LLP, Chartered Accountants, were appointed auditors of the Company by the Shareholders until the next annual general meeting of the shareholders of the Company, and the Directors were authorized to fix the remuneration of the auditors. The total number of votes cast for, against, and withheld or abstained was 11,347,046 and 11,921 and 6,532, respectively.

2. The following seven Directors were elected to serve until the next annual general meeting of the shareholders or until his or her successor is duly elected or appointed, unless his or her office is earlier vacated in accordance with the Articles of the Company or he or she becomes disqualified to act as a Director.

                                                                           Votes Withheld or
       Name                      Votes For              Votes Against       Votes Abstained
       ----                      ---------              -------------      -----------------
Martin Nash                      8,019,779                     0             3,345,720
James L. Heppell                 8,019,779                     0             3,345,720
Gordon J. Politeski             10,509,085                     0               856,414
Suzanne L. Wood                  8,019,779                     0             3,345,720
Felix Theeuwes                  11,297,413                     0                68,086
Gordon Blankstein               11,297,413                     0                68,086
Grant W. Denison, Jr             7,563,454                     0             3,802,045

3. The Shareholders approved amendment of certain terms of the Stock Option Plan of the Company, by adopting a 2000 Stock Option Plan, and to increase the maximum number of common shares which may be issued pursuant to the 2000 Stock Option Plan from 6,400,000 to 7,400,000. The total number of votes cast for, against, and withheld or abstained was 1,647,358, 208,262, and 9,063, respectively. The number of shares not voted was 9,500,816.

4. The Shareholders approved the issuance by the Company in one or more private placements of such number of securities that would result in the Company issuing or making issuable during any particular six month period, within the next 12 months, an aggregate amount of shares greater than 25% and up to 100% of the Company's issued and outstanding shares (on a non-diluted basis) as of the date of the Information Circular, subject to regulatory approval. The total number of votes cast for, against, and withheld or abstained with respect to the resolution was 2,034,328, 2,720,673, and 13,499, respectively. The number of shares not voted was 6,597,049.


ITEM 5. OTHER INFORMATION

        On August 7, 2000 Tazdin Esmail, President and Chief Executive Officer of Forbes Medi-Tech Inc., Vancouver, British Columbia was appointed to the Board of Genetronics Biomedical Ltd. Mr. Esmail has more than 20 years of experience in the biomedical and pharmaceutical fields. Prior to joining Forbes Medi-Tech, Mr. Esmail was Vice President, Medical Operations of QLT Photo Therapeutics Inc., a Vancouver-based biotechnology company, which uses light-activated drugs to treat disease. Mr. Esmail has held several senior management positions in areas such as strategic planning, sales and marketing, new product and business development, marketing research and management training and development with Cyanamid Canada Inc., a subsidiary of American Cyanamid Company, in its Lederle multinational pharmaceutical division.

        On September 12, 2000 the Company announced that Babak Nemati, Ph.D., formerly Director of Surgical Oncology at Ethicon Endo-Surgery, Inc., a Johnson & Johnson company, has been appointed Vice President of Corporate Development.

        On September 28, 2000 the Company announced that Terry Gibson has been named Chief Operating Officer. Mr. Gibson was formerly Vice President of Operations at Advanced Tissue Sciences. As Chief Operating Officer, Mr. Gibson will oversee Genetronics' launch of its proprietary Medpulser(R) electroporation device used in Electroporation Therapy treatment of solid tumors.

        On September 29, 2000 the employment of James Lierman, a senior executive, with the Company ended. The Company entered into an Agreement for Termination of Employment with Mr. Lierman.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

        10.1 Agreement Concerning Termination of Employment of James Lierman dated September 11, 2000 by and between the Registrant and James Lierman

        10.2 Trade Credit Agreement by and between the Registrant and Union Bank of California dated September 29, 2000

        10.3 Promissory Note - Trade Finance - Base Rate by the Registrant to Union Bank of California dated September 29, 2000

        10.4 Promissory Note - Base Rate by the Registrant to Union Bank of California dated September 29, 2000

        10.5 License Agreement dated September 20, 2000 by and between the Registrant and the University of South Florida Research Foundation, Inc.(1)

        10.6 Warrant To Purchase Common Stock, dated September 15, 2000 by and between the Registrant and the University of South Florida Research Foundation(1)

        10.7 Warrant To Purchase Common Stock, dated September 15, 2000 by and between the Registrant and Dr. Richard Gilbert(1)

        10.8 Warrant To Purchase Common Stock, dated September 15, 2000 by and between the Registrant and Dr. Richard Heller(1)

        10.9 Warrant To Purchase Common Stock, dated September 15, 2000 by and between the Registrant and Dr. Mark Jaroszeski(1)

        27     Financial Data Schedule (filed only electronically with the SEC)

        (b)    Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended September 30, 2000.


--------
1 Confidential treatment has been requested with request to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

                           GENETRONICS BIOMEDICAL LTD.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Genetronics Biomedical Ltd.



Date:  11/03/00       By:            /s/ Martin Nash
       --------           ----------------------------------------
                          Martin Nash, Chief Executive Officer
                          and Chief Financial Officer