Form 10-Q/A
period 2000-09-30
GENETRONICS BIOMEDICAL LTD
filed 2001-01-11
CIK 1055726

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

        Item 4.  Submission of Matters to a Vote of Security Holders....................19

        Item 5.  Other Information......................................................20

        Item 6.  Exhibits and Reports on Form 8-K.......................................21

Signatures..............................................................................22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           GENETRONICS BIOMEDICAL LTD.

                           CONSOLIDATED BALANCE SHEETS


                                                          (In U.S. dollars)


                                                 September 30,         March 31,
                                                     2000                2000
                                                       $                   $
                                                  (Unaudited)            (Note)
--------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                          6,028,481           9,742,344
Accounts receivable, net of allowance for
  uncollectible accounts of $ 32,377
  [March 31, 2000 - $54,925]                         981,527           1,120,450
Inventories [note 5]                                 977,913             611,642
Prepaid expenses and other                            62,569             139,423
                                                 -----------         -----------
TOTAL CURRENT ASSETS                               8,050,490          11,613,859
                                                 -----------         -----------
Fixed assets, net                                    972,714           1,014,811
Other assets, net [note 12]                        2,334,877           1,383,634
                                                 -----------         -----------
                                                  11,358,081          14,012,304
                                                 -----------         -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued expenses [note 12]    1,623,212           1,784,084
Current portion of obligations under
  capital leases                                      55,058              53,098
Deferred revenue                                     250,885             268,665
                                                 -----------         -----------
TOTAL CURRENT LIABILITIES                          1,929,155           2,105,847
                                                 -----------         -----------
Obligations under capital leases                      37,748              65,286
Deferred rent                                         24,930               9,972
                                                 -----------         -----------
TOTAL LIABILITIES                                  1,991,833           2,181,105
                                                 -----------         -----------

SHAREHOLDERS' EQUITY
Share capital [note 6]                            42,287,237          30,491,793
Additional paid in capital [note 12]                 589,718              35,768
Special warrants                                          --          11,002,992
Cumulative translation adjustment                   (102,098)           (100,911)
Deficit                                          (33,408,609)        (29,598,443)
                                                 -----------         -----------
TOTAL SHAREHOLDERS' EQUITY                         9,366,248          11,831,199
                                                 -----------         -----------
                                                  11,358,081          14,012,304
                                                 -----------         -----------

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

12.     SUPPLEMENTAL CASH FLOW INFORMATION AND OTHER

        During the six months ended September 30, 2000 the Company entered into an exclusive license agreement with USF. Pursuant to the License Agreement , the Company granted USF and its designees warrants to acquire 600,000 common shares for $ 2.25 per share until September 14, 2010. A portion of the warrants vested at the date of grant and the remainder will vest upon the occurrence of certain future events. The vested warrants which were valued at $553,950 using the Black Sholes pricing model were recorded as other assets and credited to additional paid in capital.

        In addition, pursuant to the above Agreement, the Company agreed to issue a total of 150,000 common shares to USF and its designees, subject to regulatory approval. As regulatory approval has not been obtained, the shares have not been issued and the value of the common shares at the date of the Agreement, amounting to $346,500 is included in accounts payable and accrued expenses.


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

        As of September 30, 2000 the Company had working capital of $6,121,335 compared to $9,508,012, as of March 31, 2000. The decrease was a result of the operating loss in the six months ended September 30, 2000. The current ratio decreased from 5.52 as of March 31, 2000 to 4.17 as of September 30, 2000.

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

        Current liabilities decreased from $2,105,847 at March 31, 2000 to $1,929,155 at September 30, 2000. The decrease was primarily a result of payments of fiscal year-end accruals in the six months ended September 30, 2000. A part of the year-end accruals consisted of accrued restructuring charges. The decrease was partially offset by the $346,500 in respect of the 150,000 common shares to be issued to USF and its designees awaiting regulatory approval.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

        10.1* Agreement Concerning Termination of Employment of James Lierman dated September 11, 2000 by and between the Registrant and James Lierman

        10.2* Trade Credit Agreement by and between the Registrant and Union Bank of California dated September 29, 2000

        10.3* Promissory Note - Trade Finance - Base Rate by the Registrant to Union Bank of California dated September 29, 2000

        10.4* Promissory Note - Base Rate by the Registrant to Union Bank of California dated September 29, 2000

        10.5* License Agreement dated September 20, 2000 by and between the Registrant and the University of South Florida Research Foundation, Inc.(1)

        10.6* Warrant To Purchase Common Stock, dated September 15, 2000 by and between the Registrant and the University of South Florida Research Foundation(1)

        10.7* Warrant To Purchase Common Stock, dated September 15, 2000 by and between the Registrant and Dr. Richard Gilbert(1)

        10.8* Warrant To Purchase Common Stock, dated September 15, 2000 by and between the Registrant and Dr. Richard Heller(1)

        10.9* Warrant To Purchase Common Stock, dated September 15, 2000 by and between the Registrant and Dr. Mark Jaroszeski(1)

        27     Financial Data Schedule (filed only electronically with the SEC)

        (b)    Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended September 30, 2000.


--------
* Filed on November 9, 2000 with the Form 10-Q for the six months ended September 30, 2000.

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



                           Genetronics Biomedical Ltd.



Date:  1/10/01        By: /s/ Mervyn McCulloch
       --------           -----------------------------------------
                          Mervyn J. McCulloch,
                          Chief Financial Officer