Form 10-Q
period 2000-12-31
GENETRONICS BIOMEDICAL LTD
filed 2001-02-12
CIK 1055726

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO _________________

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Company's Common Stock, no par value, was 33,606,718 as of February 9, 2001.

================================================================================

                           GENETRONICS BIOMEDICAL LTD.


                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2000

                                      INDEX



PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements (Unaudited)                                     Page
                                                                                     ------
               a)     Consolidated Balance Sheets
                      as of December 31, 2000 and March 31, 2000.........................1

               b)     Consolidated Statements of Loss and Deficit
                      for the Three Months and Nine Months Ended December 31, 2000
                      and 1999 ..........................................................2

               c)     Consolidated Statements of Cash Flows
                      for the Nine Months Ended December 31, 2000
                      and 1999 ..........................................................3

               d)     Notes to Consolidated Financial Statements.........................4

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................................11

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............17

PART II. OTHER INFORMATION

        Item 1.   Legal Proceedings.....................................................17

        Item 6.   Exhibits and Reports on Form 8-K......................................18

SIGNATURES..............................................................................19

                                PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           GENETRONICS BIOMEDICAL LTD.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     (Expressed in U.S. dollars)

                                                      December 31     March 31
                                                         2000           2000
                                                          $              $
                                                     -----------     -----------
ASSETS
CURRENT
Cash and cash equivalents                              3,287,004       9,742,344
Short term investments                                   688,010              --
Accounts receivable, net of allowance for
  uncollectible accounts of $16,685
  [March 31, 2000 - $54,925]                             823,367       1,120,450
Inventories [note 5]                                     961,622         611,642
Prepaid expenses and other                                61,199         139,423
                                                     -----------     -----------
TOTAL CURRENT ASSETS                                   5,821,202      11,613,859
                                                     -----------     -----------
Fixed assets, net                                        994,442       1,014,811
Other assets, net [note 12]                            2,368,152       1,383,634
                                                     -----------     -----------
                                                       9,183,796      14,012,304
                                                     -----------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued expenses [note 6]         1,320,637       1,784,084
Current portion of obligations under
  capital leases                                          72,810          53,098
Deferred revenue                                         144,217         268,665
                                                     -----------     -----------
TOTAL CURRENT LIABILITIES                              1,537,664       2,105,847
                                                     -----------     -----------
Obligations under capital leases                          62,616          65,286
Deferred rent                                             31,161           9,972
                                                     -----------     -----------
TOTAL LIABILITIES                                      1,631,441       2,181,105
                                                     -----------     -----------

SHAREHOLDERS' EQUITY
Shares to be issued [notes 7 and 12]                     346,500              --
Share capital [note 7]                                42,287,237      30,491,793
Additional paid in capital [notes 7 and 12]              589,718          35,768
Special warrants                                              --      11,002,992
Cumulative translation adjustment                       (102,238)       (100,911)
Deficit                                              (35,568,862)    (29,598,443)
                                                     -----------     -----------
TOTAL SHAREHOLDERS' EQUITY                             7,552,355      11,831,199
                                                     -----------     -----------
                                                       9,183,796      14,012,304
                                                     -----------     -----------


                             See accompanying notes

                           GENETRONICS BIOMEDICAL LTD.

                           CONSOLIDATED STATEMENTS OF
                                LOSS AND DEFICIT
                                   (Unaudited)
                           (Expressed in U.S. dollars)


                                          Three Months Ended December 31    Nine Months Ended December 31
                                          ------------------------------    -----------------------------
                                              2000          1999                2000           1999
                                               $              $                   $              $
                                        -----------    -----------          -----------    -----------

REVENUE
Net sales                                 1,049,238      1,025,822            3,386,977      2,806,200
License fee and milestone payments               --         83,333               83,333        416,667
Grant funding                                28,958         71,156               97,054        313,061
Revenues under collaborative research
   and development arrangements             141,668         33,334              314,448         48,334
Interest income                              83,384        164,898              340,048        409,591
                                        -----------    -----------          -----------    -----------
                                          1,303,248      1,378,543            4,221,860      3,993,853
                                        -----------    -----------          -----------    -----------
EXPENSES
Cost of sales                               462,421        523,868            1,508,606      1,289,461
Research and development                  1,824,034      1,360,739            4,650,069      5,003,359
Selling, general and administrative       1,172,020      1,242,656            4,018,836      4,257,062
Interest expense                              5,026          6,001               14,768         19,260
Restructuring charges [note 6]                   --        231,481                   --        599,060
                                        -----------    -----------          -----------    -----------
                                          3,463,501      3,364,745           10,192,279     11,168,202
                                        -----------    -----------          -----------    -----------
NET LOSS FOR THE PERIOD                  (2,160,253)    (1,986,202)          (5,970,419)    (7,174,349)
Deficit, beginning of period            (33,408,609)   (25,186,648)         (29,598,443)   (19,998,501)
                                        -----------    -----------          -----------    -----------
DEFICIT, END OF PERIOD                  (35,568,862)   (27,172,850)         (35,568,862)   (27,172,850)
                                        -----------    -----------          -----------    -----------
NET LOSS PER COMMON SHARE - BASIC
   AND DILUTED [note 8]                       (0.08)         (0.09)               (0.23)         (0.32)
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                         27,289,218     22,212,606           26,072,635     22,583,825
                                        ===========    ===========          ===========    ===========


                             See accompanying notes

                           GENETRONICS BIOMEDICAL LTD.



                           CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                                   (Unaudited)

                                                          (Expressed in U.S. dollars)

                                                           NINE                  NINE
                                                        MONTHS ENDED          MONTHS ENDED
                                                        DECEMBER 31           DECEMBER 31
                                                           2000                  1999
                                                             $                     $
                                                        ------------          ----------

OPERATING ACTIVITIES
Net loss for the period                                  (5,970,419)          (7,174,349)
Items not involving cash:
  Depreciation and amortization                             426,391              388,402
  Provision for (recovery of) uncollectible accounts        (38,240)              41,808
  Provision for inventory obsolescence                      (32,240)              18,700
  Loss on disposal of fixed assets                            4,354                   --
  Deferred rent                                              21,189               (7,071)
Changes in non-cash working capital items:
  Accounts receivable                                       335,323             (240,223)
  Inventories                                              (317,740)            (242,697)
  Prepaid expenses and other                                 78,224             (186,340)
  Accounts payable and accrued expenses                    (463,447)             382,512
  Deferred revenue                                         (124,448)             266,666
                                                         ----------           ----------
CASH USED IN OPERATING ACTIVITIES                        (6,081,053)          (6,752,592)
                                                         ----------           ----------
INVESTING ACTIVITIES
Purchase of short-term investments                         (688,010)          (6,354,840)
Purchase of capital assets                                 (189,096)             (82,191)
Increase in other assets                                   (219,185)            (423,544)
                                                         ----------           ----------
CASH USED IN INVESTING ACTIVITIES                        (1,096,291)          (6,860,575)
                                                         ----------           ----------
FINANCING ACTIVITIES
Payments on obligations under capital leases                (40,372)             (33,785)
Proceeds from issuance of Special Warrants - net                 --           11,157,853
Proceeds from issuance of common shares - net               763,703              834,510
                                                         ----------           ----------
CASH PROVIDED BY FINANCING ACTIVITIES                       723,331           11,958,578
                                                         ----------           ----------
Effect of exchange rate changes on cash                      (1,327)                 319
                                                         ----------           ----------
DECREASE IN CASH AND CASH EQUIVALENTS                    (6,455,340)          (1,654,270)
Cash and cash equivalents, beginning of period            9,742,344            6,189,284
                                                         ----------           ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  3,287,004            4,535,014
                                                         ----------           ----------

                                    See accompanying notes

                           GENETRONICS BIOMEDICAL LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                           (Expressed in U.S. dollars)

1.   BASIS OF PRESENTATION

     The unaudited Consolidated Statements of Loss and Deficit for the three months and nine months ended December 31, 2000 and 1999, the unaudited Consolidated Balance Sheet as of December 31, 2000, and the unaudited Consolidated Statements of Cash Flows for the nine months ended December 31, 2000 and 1999 have been prepared by the Company in accordance with accounting principles generally accepted in Canada for interim financial statements. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000 and for all periods presented, have been made.

     Significant variations to U.S. GAAP are summarized in Note 10 to the interim consolidated financial statements.

     The accounting policies and methods of application adopted in these unaudited interim consolidated financial statements are the same as those of the annual consolidated financial statements for the year ended March 31, 2000, with the exception of the change in accounting policy related to income taxes [see note 4].

     Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in Canada have been omitted. These unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the annual audited consolidated financial statements for the year ended March 31, 2000 included in the Genetronics Biomedical Ltd. Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months and nine months ended December 31, 2000 are not necessarily indicative of the results for the full year or for any other future period.

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

2.   PRINCIPLES OF CONSOLIDATION

     These consolidated financial statements include the accounts of Genetronics Biomedical Ltd. and its wholly-owned subsidiary, Genetronics, Inc., a private company incorporated in the state of California, USA. Effective May 2000, the Company closed the operations of its wholly owned subsidiary Genetronics SA, a company incorporated in France, and subsequently sold its investment in Genetronics SA for nominal consideration to Geser SA, a company owned by the former General Manager of Genetronics SA. Significant intercompany accounts and transactions have been eliminated on consolidation.

3.   ACCOUNTING POLICIES

     Future Income Taxes

     Future income taxes are recognized for the future income tax consequences attributable to differences between the carrying values of assets and liabilities and their respective income tax bases. Future income tax assets and liabilities are measured using substantively enacted income tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on future income tax assets and liabilities of a change in rates is included in earnings in the period that includes the enactment date. Future income tax assets are recorded in the financial statements if realization is considered more likely than not.

4.   CHANGE IN ACCOUNTING PRINCIPLE

     Effective April 1, 2000, the Company adopted the new recommendations of The Canadian Institute of Chartered Accountants with respect to accounting for income taxes. The change has been applied retroactively, and as permitted, the comparative financial statements have not been restated. The change in accounting policy did not result in any adjustment in the current period or to the opening deficit. Before the adoption of the new recommendations, income tax expense was determined using the deferral method of tax allocation.

5.   INVENTORIES

     Inventories consist of the following:

                                    December 31, 2000            March 31, 2000
                                    -----------------            --------------


     Raw Materials                       499,702                     490,926
     Work in process                     212,321                      79,683
     Finished Goods                      305,796                     129,470
     Less: allowance for obsolescence    (56,197)                    (88,437)
                                         -------                     -------
                                         961,622                     611,642
                                         =======                     =======

6.   RESTRUCTURING CHARGES

     During the three months ended September 30, 1999 the Company undertook a review of its operating structure to identify opportunities to improve operating effectiveness. As a result of this review certain staffing changes occurred and program review continued into the next period. The Company also announced that its employment of two senior executives ended in September 1999. In December 1999 the Company entered into an Agreement for Termination of Employment with each of the two senior executives. In accordance with the staffing changes and the terms of the Termination of Employment Agreements, the Company has included restructuring charges of $18,926 at December 31, 2000 [March 31, 2000 - $288,042] in accounts payable.

7.   SHARE CAPITAL

     Authorized and Issued Share Capital as at December 31, 2000:

     Authorized: 100,000,000 common shares without par value
                 100,000,000 Class A preferred shares without par value

     Issued: 27,289,218 common shares for a total of $42,287,237 No Class A preferred shares have been issued to date

     Authorized and Issued Share Capital as at March 31, 2000:

     Authorized: 100,000,000 common shares without par value
                 100,000,000 Class A preferred shares without par value

     Issued: 22,832,324 common shares for a total of $30,491,793 No Class A preferred shares have been issued to date

     The 2000 Stock Option Plan, effective July 31, 2000 (the "2000 Plan"), was approved by the shareholders on August 7, 2000, pursuant to which 7,400,000 common shares are reserved for issuance. The 2000 Plan supercedes all previous stock option plans. As of December 31, 2000, 1,479,675 common shares were available for grant under the 2000 Plan. At March 31, 2000, there were 381,133 stock options available for grant under the 1997 plan. No options had been granted under the 2000 Plan at March 31, 2000.

     Stock Options Outstanding as at December 31, 2000:

     During the nine months ended December 31, 2000, the Company granted 1,211,500 stock options with a weighted average exercise price of $1.57.

     At December 31, 2000 5,177,825 stock options remain outstanding under the 2000 Plan at exercise prices ranging from $0.94 to $5.50 with a weighted average remaining life of 6.54 years, of which 3,759,393 are vested as at December 31, 2000.

     Issuance of Common Stock:

     During the nine months ended December 31, 2000, the Company issued 111,894 common shares from the exercise of stock options, for gross proceeds of $249,332. The Company also issued 180,500 from the exercise of warrants, for gross proceeds of $597,455.

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

     Shares to be issued:

     In September 2000, the Company entered into an exclusive license agreement with the University of South Florida Research Foundation, Inc. ("USF"), whereby USF granted the Company an exclusive, worldwide license to USF's rights in patents and patent applications generally related to needle electrodes ("License Agreement"). These electrodes were jointly developed by the Company and USF. Pursuant to the License Agreement , the Company granted USF and its designees warrants to acquire 600,000 common shares for $2.25 per share until September 14, 2010. Of the total warrants granted, 300,000 vest at the date of grant and the remainder will vest upon the achievement of certain milestones. The vested warrants which were valued at $553,950 using the Black-Sholes pricing model were recorded as other assets and a credit to additional paid in capital

     In addition, pursuant to the above License Agreement the Company agreed to issue a total of 150,000 common shares with a fair market value of $346,500 to USF and its designees for no additional consideration. In December 2000, the Company received regulatory approval to issue the shares. The shares have not been issued as of December 31, 2000. The terms of the exclusive License Agreement include a royalty to be paid to USF based on net sales of products under the license.

8.   LOSS PER COMMON SHARE

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


                                             BTX       DRUG AND GENE
                                          INSTRUMENT      DELIVERY     RECONCILING
                                           DIVISION       DIVISION        ITEMS        TOTAL
                                              $              $              $            $
                                          ----------   -------------   -----------  ----------
THREE MONTHS ENDED DECEMBER 31, 2000
Reportable segment net sales                1,049,238            --           --     1,049,238
Other reportable segment revenue                   --       170,626           --       170,626
Interest income                                    --            --       83,384        83,384
                                            ---------    ----------     --------    ----------
Total revenue                               1,049,238       170,626       83,384     1,303,248
                                            ---------    ----------     --------    ----------
Reportable segment cost of sales            (462,421)            --           --      (462,421)
Other reportable segment expenses           (403,488)    (1,657,992)          --    (2,061,480)
General and administrative                         --            --     (934,574)     (934,574)
Interest expense                                   --            --       (5,026)       (5,026)
                                            ---------    ----------     --------    ----------
Net income (loss)                             183,329    (1,487,366)    (856,216)   (2,160,253)
                                            ---------    ----------     --------    ----------


                                             BTX       DRUG AND GENE
                                          INSTRUMENT      DELIVERY     RECONCILING
                                           DIVISION       DIVISION        ITEMS        TOTAL
                                              $              $              $            $
                                          ----------   -------------  ------------  ----------
THREE MONTHS ENDED DECEMBER 31, 1999
Reportable segment net sales                1,015,211        10,611           --     1,025,822
Other reportable segment revenue                   --       187,823           --       187,823
Interest income                                    --            --      164,898       164,898
                                            ---------    ----------   ----------    ----------
Total revenue                               1,015,211       198,434      164,898     1,378,543
                                            ---------    ----------   ----------    ----------
Reportable segment cost of sales             (515,016)       (8,852)          --      (523,868)
Other reportable segment expenses            (327,232)   (1,501,381)          --    (1,828,613)
General and administrative                         --            --   (1,006,263)   (1,006,263)
Interest expense                                   --            --       (6,001)       (6,001)
                                            ---------    ----------   ----------    ----------
Net income (loss)                             172,963    (1,311,799)    (847,366)   (1,986,202)
                                            ---------    ----------   ----------    ----------




                                             BTX       DRUG AND GENE
                                          INSTRUMENT      DELIVERY      RECONCILING
                                           DIVISION       DIVISION         ITEMS        TOTAL
                                              $              $               $            $
                                          ----------   -------------   ------------  ----------
NINE MONTHS ENDED DECEMBER 31, 2000
Reportable segment net sales                3,386,977            --            --     3,386,977
Other reportable segment revenue                   --       494,835            --       494,835
Interest income                                    --            --       340,048       340,048
                                          -----------    ----------    ----------    ----------
Total revenue                               3,386,977       494,835       340,048     4,221,860
                                          -----------    ----------    ----------    ----------
Reportable segment cost of sales          (1,508,606)            --            --    (1,508,606)
Other reportable segment expenses         (1,304,886)    (4,183,039)           --    (5,487,925)
General and administrative                         --            --    (3,180,980)   (3,180,980)
Interest expense                                   --            --       (14,768)      (14,768)
                                          -----------    ----------    ----------    ----------
Net income (loss)                             573,485    (3,688,204)   (2,855,700)   (5,970,419)
                                          -----------    ----------    ----------    ----------





                                             BTX       DRUG AND GENE
                                          INSTRUMENT      DELIVERY      RECONCILING
                                           DIVISION       DIVISION         ITEMS        TOTAL
                                              $              $               $            $
                                          ----------   -------------   ------------  ----------
NINE MONTHS ENDED DECEMBER 31, 1999
Reportable segment net sales                2,791,720        14,480            --     2,806,200
Other reportable segment revenue                   --       778,062            --       778,062
Interest income                                    --            --       409,591       409,591
                                           ----------    ----------    ----------    ----------
Total revenue                               2,791,720       792,542       409,591     3,993,853
                                           ----------    ----------    ----------    ----------



Reportable segment cost of sales           (1,277,272)      (12,189)           --    (1,289,461)
Other reportable segment expenses          (1,303,853)   (5,236,536)           --    (6,540,389)
General and administrative                         --            --    (3,319,092)   (3,319,092)
Interest expense                                   --            --       (19,260)      (19,260)
                                           ----------    ----------    ----------    ----------
Net income (loss)                             210,595     (4,456,183)  (2,928,761)   (7,174,349)
                                           ----------    ----------    ----------    ----------

     Substantially all of the Company's assets and operations are located in the United States and the majority of all revenues are generated in the United States.

     Approximately 38% (1999: 29%) and 44% (1999: 29%) of the Company's net sales were made to one customer for the three months and nine months ended December 31, 2000, respectively. The Company exported approximately 34% (1999:
34%) and 31% (1999: 32%) of its net sales for the three months and nine months ended December 31, 2000, respectively.

     Net sales of the Company by destination were as follows:


                     THREE MONTHS       THREE MONTHS     NINE MONTHS      NINE MONTHS
                         ENDED              ENDED           ENDED            ENDED
                     DECEMBER 31,       DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                          2000              1999             2000            1999
                     ------------       ------------     ------------    ------------
United States            690,413          675,996         2,323,200        1,910,649
Europe                   151,901          140,872           531,498          392,889
East Asia                194,303          164,111           465,511          418,493
Other                     12,621           44,843            66,768           84,169
                       ---------        ---------         ---------        ---------
Total                  1,049,238        1,025,822         3,386,977        2,806,200
                       ---------        ---------         ---------        ---------



10.  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES

     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) for interim financial statements, which, in the case of the Company, conform in all material respects with those in the United States (U.S. GAAP) and with the requirements of the Securities and Exchange Commission (SEC), except as described in the Company's consolidated financial statements for the year ended March 31, 2000.

     The impact of significant variations to U.S. GAAP on the consolidated statements of loss and deficit are as follows:


                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                      ----------------------------      ------------------------------
                                      DECEMBER 31      DECEMBER 31      DECEMBER 31,      DECEMBER 31,
                                         2000              1999             2000              1999
                                           $                $                 $                $
                                      -----------      -----------      ------------      ------------

Net loss for the period, Canadian
   GAAP                               (2,160,253)      (1,986,202)       (5,970,419)      (7,174,349)
Adjustment for stock based
   compensation - non-employees          (65,151)         (14,364)         (369,476)        (204,252)
                                      ----------       ----------        ----------       ----------
Net loss for the period, U.S. GAAP    (2,225,404)      (2,000,566)       (6,339,895)      (7,378,601)
                                      ----------       ----------        ----------       ----------
Unrealized gains from short term
   investments                             1,098            9,671             2,020            3,892
Unrealized gains (losses) on
   foreign currency translation           (1,327)             (45)             (140)             319
                                      ----------       ----------        ----------       ----------

Comprehensive loss for the
   period, U.S. GAAP                  (2,225,633)      (1,990,940)       (6,338,015)      (7,374,390)
                                      ----------       ----------        ----------       ----------
Net loss per common share, U.S.
   GAAP - basic and diluted                (0.08)           (0.09)            (0.24)           (0.33)
                                      ----------       ----------        ----------       ----------
Weighted average number of
   common shares,  U.S. GAAP          27,289,218       22,212,606        26,072,635       22,583,825
                                      ----------       ----------        ----------       ----------


     The impact of significant variations to U.S. GAAP on the consolidated balance sheet items is as follows:


                                                 DECEMBER 31, 2000    MARCH 31, 2000
                                                         $                   $
                                                 -----------------    --------------
Short Term Investments                                   690,030                 --
Additional paid in capital                             3,496,326          2,572,900
Deficit                                              (38,475,470)       (32,135,575)
                                                     -----------        -----------


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

     The Canadian Institute of Chartered Accountants has revised and replaced
Section 3500 of the CICA Handbook, "Earnings Per Share," which will be effective for the Company's first interim period ended June 30, 2001. The Company has not determined the impact, if any, of this pronouncement on its consolidated financial statements.

12.  SUPPLEMENTAL CASH FLOW INFORMATION AND OTHER

     During the nine months ended December 31, 2000, the Company granted warrants and agreed to issue common shares pursuant to a license agreement [note 7] aggregating $900,450.

13.  SUBSEQUENT EVENTS

     On January 17, 2001 the Company completed a public offering of 6,267,500 common shares at a price of Canadian $1.35 per share for gross proceeds of Canadian $8,461,125 (US $5,688,954) less estimated expenses of Canadian $1,059,584 (US $709,921). The Company has also granted the Agent compensation warrants exercisable until January 16, 2002 to purchase 500,000 Common Shares, at Canadian $1.35 per Common Share. The

Company has also issued to the Agent 50,000 Common Shares as compensation for corporate finance services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including those related to development plans, intentions to seek licensing partners and additional sources of capital, intended inventory levels, expectations concerning the adequacy of existing cash resources, and other financial, clinical, business environment and trend projections. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, potential changes in strategy and focus of potential collaborative partners, competitive conditions and demand for its products, the current stage of development of both the Company and its products, the timing and uncertainty of results of both research and regulatory processes, the extensive government regulation applicable to its business, the unproven safety and efficacy of its device products, its significant additional financing requirements, the volatility of its stock price, the uncertainty of future capital funding, its potential exposure to product liability or recall, uncertainties relating to patents and other intellectual property, including whether the Company will obtain sufficient protection or competitive advantage therefrom, its dependence upon a limited number of key personnel and consultants and its significant reliance upon its collaborative partners for achieving its goals, and other factors detailed in its Annual Report on Form 10-K for the year ended March 31, 2000.

     GENERAL

     Through its Drug and Gene Delivery Division, the Company engaged in developing drug and gene delivery systems based on electroporation to be used in the site-specific treatment of disease. Through its BTX Instrument Division, the Company develops, manufactures, and sells electroporation equipment to the research laboratory market.


     In the past the Company's revenues primarily reflected product sales to the research market through the BTX Instrument Division and research grants through the Drug and Gene Delivery Division. From October 1998 to August 2000 the Company received up-front licensing fees and milestone payments from Ethicon, Inc. and Ethicon Endo-Surgery, Inc.

     The Company plans to seek a new licensing partner for the Electroporation Drug Delivery System. The Company will not receive any milestone or licensing payments for development or sale of the products until a new agreement is in place with a new partner and the Company achieves the milestones specified in the new agreement or product sales commence under the new agreement. The Company believes it has sufficient current resources to initiate activities directed toward product launch and marketing in Europe, and for initiation of a Phase III clinical study in the United States.

     Until it achieves the commercialization of clinical products, the Company expects revenues to continue to be attributable to product sales to the research market, grants, collaborative research arrangements, and interest income.

     Due to the expenses incurred in the development of the drug and gene delivery systems, the Company has been unprofitable in the last five years. As of December 31, 2000 the Company has incurred a cumulative deficit of $35,568,862. The Company expects to continue to incur substantial operating losses in the future due to continued spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities.

RESULTS OF OPERATIONS

     Revenues

     The Company reported net sales of $1,049,238 for the three months ended December 31, 2000 which was an increase in the amount of $23,416, or 3%, compared to net sales of $1,025,822 for the three months ended December 31, 1999. For the three months ended December 31, 2000 as well as for the three months ended December 31, 1999 the BTX Instrument Division realized 34% of its net sales from non-U.S. sales. As a result of a new distributorship agreement with Merck Eurolab in April 2000, sales to the Merck Group, which also includes VWR Scientific, increased from $294,353 for the three months ended December 31, 1999 to $403,856 for the three months ended December 31, 2000. In December 2000 the Company signed a non-exclusive distributorship agreement with Fisher Scientific Company LLC to further promote sales to the United States.

     Net sales for the nine month period ended December 31, 2000 in the amount of $3,386,977 increased by $580,777, or 21%, compared to net sales in the amount of $2,806,200 for the period ended December 31, 1999, primarily as a result of the stronger first quarter of 2000 compared to the first quarter of 1999. The stronger first quarter of 2000 was also attributable to a significant increase of net sales to VWR Scientific. Non-U.S. sales as a percentage of total sales remained relatively constant with 31% for the nine months ended December 31, 2000 compared to 32% for the nine months ended December 31, 1999.

     Revenues from grant funding decreased from $71,156 and $313,061 for the three months and nine months ended December 31, 1999, respectively, to $28,958 and $97,054 for the three months and nine months ended December 31, 2000, respectively. The reason for the decrease in grant revenues was that activities for grants awarded in previous years were winding down in the periods ended December 31, 2000 and all active grants expired by December 31, 2000. No new grants have been awarded as of the time of this filing.

     During the three months and nine months ended December 31, 2000 the Drug and Gene Delivery Division recorded revenues under collaborative research and development arrangements in the amount of $141,668 and $314,448, respectively, as a result of collaborative research agreements to develop electroporation technology for use in particular gene therapy applications. This represents a significant increase over the same period of the previous year since the Company did not enter into these research agreements until the end of calendar 1999.

     In July 2000, the Company received notice from Ethicon Endo-Surgery, Inc. that it had elected to exercise its discretionary right to terminate the License and Development Agreement it had entered into with the Company in October 1998, and therefore no milestone payments have been recorded for the three months ended December 31, 2000. The Company does not expect to record license fee and milestone payments until a new agreement is reached with another licensing partner.

     As a result of the decreasing cash, cash equivalents, and short term investments due to the continuing operating losses, interest income for the three months and nine months ended December 31, 2000 in the amount of $83,384 and $340,048, respectively, decreased compared to $164,898 and $409,591 for the three months and nine months ended December 31, 1999.

     Cost Of Sales

     Cost of sales decreased by $61,447, or 12%, from $523,868 for the three months ended December 31, 1999 to $462,421 for the three months ended December 31, 2000. The decrease was partially a result of a different product mix in the three months ended December 31, 2000 compared to the three months ended December 31, 1999. Instrument sales, which yield a higher profit margin than cuvettes and accessories increased from 62% to 74% of total sales from the three months ended December 31, 1999 to the three months, ended December 31, 2000. Primarily as a result of the 21% increase in net sales, the cost of sales for the nine months ended December 31, 2000 in the amount of $1,508,606 increased by $219,145, or 17%, compared to $1,289,461 for the nine months ended December 31, 1999.

     Gross Profit and Gross Margin

     The Company's gross profit for the three months ended December 31, 2000 in the amount of $586,817 represented an increase of $84,863, or 17%, compared with $501,954 for the three months ended December 31, 1999. The gross profit margin of 49% for the three months ended December 31, 1999 increased to 56% for the three months ended December 31, 2000. The primary reason for the higher profit margin was the previously mentioned change in product mix. As a result of the higher sales, the Company's gross profit for the nine months ended December 31, 2000 in the amount of $1,878,371 increased by $361,632, or 24%, compared to $1,516,739 for the same period of the previous year. The gross profit margin of 55% for the nine months ended December 31, 2000 increased slightly from 54% for the nine months ended December 31, 2000.

     Research and Development

     Research and Development, which includes clinical trial costs increased by $463,295, or 34%, from $1,360,739 for the three months ended December 31, 1999 to $1,824,034 for the three months ended December 31, 2000. A primary reason for the increase were the costs incurred in the three months ended December 31, 2000 by a third party to manage the data collection, processing, analysis, and reporting of Phase II clinical trial studies in France and North America. Also, engineering expenses increased as a result of consulting services incurred for the design of medical equipment in anticipation of the planned commercialization in Europe in 2001. For the nine months ended December 31, 2000 the research and development and clinical trial costs in the amount of $4,650,069 decreased by $353,290, or 7%, compared to the research and development and clinical trial expenses in the amount of $5,003,359 for the nine months ended December 31, 1999. The higher expenses in the three months ended December 31, 2000 were more than offset by a decrease of expenses in the previous six months, primarily in the clinical and regulatory areas and the Drug Delivery Division engineering department as a result of the delay of pre-commercialization activities for the MedPulser system in Europe and the delay of initiation of pivotal and other clinical trials in the U.S. These lower expenses more than offset higher engineering expenses in the BTX Instrument Division for the three months and nine months ended December 31, 2000 compared with the same period of the previous year. The higher BTX Instrument engineering expenses were primarily related to an increase in the effective headcount and skill level of personnel assigned to a project to improve manufacturability and engineering design of the overall BTX product line.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses, which include advertising, promotion and selling expenses in the amount of $1,172,020 for the three months ended December 31, 2000 decreased by $70,636, or 6%, compared with $1,242,656 for the three months ended December 31, 1999. The lower expenses were mainly attributable to a decrease in administrative expenses due to the disposal of Genetronics SA.

     For the same reason as above, selling, general and administrative expenses in the amount of $4,018,836 for the nine months ended December 31, 2000 decreased by $238,226, or 6%, from $4,257,062 for the nine months ended December 31, 1999.

     Net Income/Loss (Net income/loss of reportable segments does not include unallocated items such as interest income and expense and general and administrative costs)

     The BTX Instrument Division reported a net income in the amount of $183,329 for the three months ended December 31, 2000, compared to a net income in the amount of $172,963 for the three months ended December 31, 1999, which meant an increase in the amount of $10,366, or 6%. The increase was a result of the higher gross profit for the three months ended December 31, 2000 which more than offset higher engineering expenses. For the nine months ended December 31, 2000 the BTX Instrument Division reported a net income in the amount of $573,485, which meant an increase in the amount of $362,890 over the same period of the previous year, primarily as result of the 21% increase in net sales.

     The Drug and Gene Delivery Division reported a net loss in the amount of $1,487,366 for the three months ended December 31, 2000 compared to a net loss of $1,311,799 for the three months ended December 31, 1999, an increase of $175,567, or 13%. The before mentioned increase in research and development expenses was the primary reason for the higher loss. For the nine months ended December 31, 2000 the net loss in the amount of $3,688,204 decreased by $767,979, or 17%, compared with a net loss of $4,456,183 for the nine months ended December 31, 1999. The main factor for the lower loss in the nine months ended December 31, 2000 were the $599,060 restructuring charges incurred in the same period of the previous year.

     For the three months ended December 31, 2000, the Company recorded a net loss of $2,160,253, or $0.08 per common share, compared with a net loss of $1,986,202, or $0.09 per common share, for the three months ended December 31, 1999, which meant an increase of

$174,051, or 9%. The higher net loss is primarily a result of the increased research and development expenses. Primarily as a result of the restructuring charges incurred in the nine months ended December 31, 1999 and lower research and development expenses in the nine months ended December 31, 2000, the net loss in the amount of $5,970,419 for the nine months ended December 31, 2000 was $1,203,930, or 17%, lower than the net loss in the amount of $7,174,349 for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

     During the last five fiscal years, the Company's primary uses of cash have been to finance research and development activities and clinical trial activities in the Drug and Gene Delivery Division. Since inception, the Company has satisfied its cash requirements principally from proceeds from the sale of equity securities. In June 1999 the Company closed a private placement of 4,187,500 Special Warrants at a price of $3.00 per special warrant for total consideration of $12,562,500 before deducting the agent's commission of $1,005,000 and other estimated issue costs. Each warrant entitled the holder to acquire one common share in the capital of the Company at no additional cost upon exercise. In March 2000, the Company issued 23,000 common shares pursuant to the exercise and conversion of 23,000 Special Warrants. On June 16, 2000 the remaining 4,164,500 Special Warrants were exercised and converted into common shares.

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

     On January 17, 2001 the Company completed a public offering of 6,267,500 common shares at a price of Canadian $1.35 per share for gross proceeds of Canadian $8,461,125 (US $5,688,954) less estimated expenses of Canadian $1,059,584 (US $709,921). The Company has also granted the Agent compensation warrants exercisable until January 16, 2002 to purchase 500,000 Common Shares, at Canadian $1.35 per Common Share. The Company has also issued to the Agent 50,000 Common Shares as compensation for corporate finance services. The Company intends to use the majority of the proceeds of the offering to further develop clinical applications for its core technology, Electroporation Therapy. Specifically, it intends to spend the funds on activities related to a Phase III clinical trial in the United States in head and neck cancer, costs related to launching oncology products in Europe, other clinical trials, and as working capital and for general corporate purposes.

     As of December 31, 2000 the Company had working capital of $4,283,538, compared to $9,508,012, as of March 31, 2000. The decrease was a result of the operating loss in the nine months ended December 31, 2000. The current ratio decreased from 5.52 as of March 31, 2000 to 3.79 as of December 31, 2000.

     Inventories increased from $611,642 at March 31, 2000 to $961,622 at December 31, 2000, primarily as the result of a build-up of inventory in the BTX Instrument Division. The Company built up finished goods inventory levels in anticipation of substantial orders from Merck Eurolab, a European distributor. As of December 31, 2000 these anticipated orders still had not been received at the level expected as it has taken longer than planned to promote the distribution to the nine divisions of Merck Eurolab situated in various countries in Europe. In addition, the newly signed agreement with Fisher Scientific Company LLC requires the Company to meet delivery schedules which necessitated increased inventory levels. Also, in order to eliminate backorders, the Company increased safety stock levels which resulted in a higher overall inventory level.

     Accounts receivable decreased by $297,083, or 27%, from $1,120,450 at March 31, 2000 to $823,367 at December 31, 2000. The decrease was primarily a result of the payment in the first quarter of 2000 of Ethicon receivables that had been outstanding as of March 31 2000. Receivables from Ethicon decreased since no product for clinical trials was shipped in the nine months ended December 31, 2000.

     Current liabilities decreased from $2,105,847 at March 31, 2000 to $1,537,664 at December 31, 2000. The decrease was primarily a result of payments of fiscal year-end accruals in the nine months ended December 31, 2000. A part of the year-end accruals consisted of accrued restructuring charges.

     Including the proceeds received from the public offering subsequent to December 31, 2000, the Company believes that it has sufficient funds to support its operations at least through the next twelve months.

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

- The potential for the Company to obtain equity investments, collaborative arrangements, license agreements or development or other funding programs in exchange for manufacturing, marketing, distribution or other rights to products developed by the Company; and

-    The Company's ability to maintain its existing collaborative arrangements.

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

     The Company has invested its excess cash, cash equivalents, and short term investments in United States government, municipal, and corporate debt securities with high quality credit ratings and an average maturity of no more than three months. These investments are not held for trading or other speculative purposes. Given the short-term nature of these investments, and that the Company has no borrowings outstanding, the Company is not subject to significant interest rate risk.


                           PART II. OTHER INFORMATION


ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 1.   LEGAL PROCEEDINGS

     In May 2000 the Company received notice that Roger Fuller, a former employee of the Company, filed a complaint in the Superior Court of San Diego against the Company and one of its former managers alleging damages suffered in connection with his termination. On October 27, 2000 the Company and Mr. Fuller entered into a Confidential Settlement Agreement and General Release of All Claims. The Company believes that the terms of the Agreement were favorable to the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

10.1      Distributorship Agreement dated December 1, 2000 by and between the
          Registrant and Fisher Scientific Company L.L.C.(1)

          (b)     Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended December 31, 2000.

--------------------
(1) Confidential treatment has been requested with request to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

                           GENETRONICS BIOMEDICAL LTD.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Genetronics Biomedical Ltd.


Date: 02/09/01             By: /s/ Mervyn J. McCulloch
                           --------------------------------------------
                           Mervyn J. McCulloch, Chief Financial Officer