Form 10-K405
period 2001-03-31
GENETRONICS BIOMEDICAL LTD
filed 2001-05-18
CIK 1055726

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858)597-6006

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE

                                (Title of Class)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares outstanding of the Registrant's Common Stock, no par value, was 33,756,718 as of May 10, 2001. The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Company as of May 10, 2001 was approximately $43,999,300, based on $1.48, the closing price on that date of Common Stock on the American Stock Exchange. *

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain exhibits filed with the Registrant's prior registration statements, Forms 10-K, 10-Q, and 8-K are incorporated herein by reference into Part IV of this report.

----------

* Excludes 4,027,461 shares of Common Stock held by directors and officers, and shareholders whose beneficial ownership exceeds 10% of the shares outstanding on May 10, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Company, or that such person is controlled by or under common control with the Company.

================================================================================

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS," "ESTIMATES" AND WORDS OF SIMILAR IMPORTANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S OPINIONS ONLY AS OF THE DATE OF THIS REPORT, AS A RESULT OF SUCH RISKS AND UNCERTAINTIES. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE FOUND IN THIS ANNUAL REPORT ON FORM 10-K IN PART I, ITEM 1 UNDER THE CAPTION "CERTAIN RISK FACTORS RELATED TO THE COMPANY'S BUSINESS," IN PART II, ITEM 7 UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ADDITIONAL FACTORS DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT AND IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ITS QUARTERLY REPORTS ON FORM 10-Q. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.

     PLEASE NOTE THAT UNLESS OTHERWISE INDICATED, ALL REFERENCE TO MONEY IS STATED IN UNITED STATES DOLLARS.

     On May 10, 2001, the Interbank rate of exchange for converting Canadian dollars into United States dollars equalled 1.5390 Canadian dollars for one (1) United States dollar. The following table presents a history of the exchange rates of Canadian dollars into one (1) United States dollar for the five most recent fiscal years of our company.

                               TWELVE        TWELVE        TWELVE       THIRTEEN       TWELVE
                               MONTHS        MONTHS        MONTHS        MONTHS        MONTHS
                               ENDED         ENDED         ENDED         ENDED         ENDED
                              MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,     FEB. 28,
FISCAL PERIODS ENDED            2001          2000          1999          1998          1997
------------------------      --------      --------      --------      --------      --------
Period End .............        1.5767        1.4494        1.5104        1.4218        1.3556
Average ................        1.5038        1.4661        1.5031        1.3994        1.3556
Period's High ..........        1.5791        1.4878        1.5845        1.4686        1.3752
Period's Low ...........        1.4470        1.4524        1.4144        1.3594        1.3381

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

        We were incorporated in British Columbia, Canada on August 8, 1979 under the name of Concord Energy Corp. We changed our name to United Safety Technology Inc. on February 17, 1988, to Consolidated United Safety Technology Inc. on January 3, 1990, and then to Genetronics Biomedical Ltd., on September 29, 1994. We carry on our business through our operating subsidiary Genetronics, Inc., a California corporation. Genetronics, Inc. was incorporated in California on June 29, 1983. Genetronics, Inc. had a subsidiary called Genetronics S.A., which was incorporated in France on January 30, 1998. Genetronics S.A. was formed primarily to manage clinical trials that were being conducted in France. Effective May 2000, the Company closed the operations of Genetronics S.A. and subsequently sold its investment for nominal consideration to Geser S.A., a company owned by Genetronics S.A.'s former General Manager. All our business activities are conducted through Genetronics, Inc. Unless otherwise indicated, all references to Genetronics or the Company refer to Genetronics Biomedical, Ltd. and Genetronics, Inc. on a consolidated basis.

        We have called an Extraordinary General Meeting of our shareholders for May 22, 2001 to consider the continuation of the Company from British Columbia, Canada into Delaware, U.S.A. This continuation is subject to the approval of the shareholders and subsequent to their approval, is subject to the approval of our Board of Directors.

        We are a San Diego-based drug and gene delivery company specializing in developing technology and hardware focused on electroporation. Electroporation is the application of brief, controlled pulsed electric fields to cells, which cause tiny pores to temporarily open in the cell membrane. Immediately after electroporation, the cell membrane is more permeable to drugs and other agents. In the lab, researchers use electroporation to introduce genes, drugs, and other compounds into cells and experimental animals. This is a common and well-known procedure and more than 4,000 scientific papers have been published describing results achieved using electroporation.

        While widely used in the research arena, electroporation is a relatively new technology in the therapeutic arena. One of the major difficulties in many forms of drug or gene therapy is that the pharmaceutical agent or gene is often not able to penetrate the relatively impermeable walls of cells. The pores produced by electroporation permit entry of such agents into cells to a much greater extent than if the drug or gene was administered without electroporation. When electroporation is used in conjunction with drugs, genes, or other therapeutic agents, it is referred to as Electroporation Therapy ("EPT"). We operate through our two divisions: (i) the Drug and Gene Delivery Division, through which we are developing drug and gene delivery systems based on electroporation to be used in the treatment of disease and, (ii) the BTX Instrument Division, which develops, manufactures, and sells electroporation equipment to the research laboratory market for in vitro and for in vivo animal experimentation.

        The Drug and Gene Delivery Division focuses on the development of human-use equipment that is designed to allow physicians to use EPT to achieve more efficient and cost-effective delivery of drugs or genes to patients with a variety of illnesses, including cancer. Our proprietary electroporation drug and gene delivery system, the Genetronics MedPulser(R) system, has been used with bleomycin, a chemotherapeutic agent, in clinical trials conducted in the United States, Australia, Europe and Canada for treatment of head and neck cancer, as well as melanoma, liver, pancreatic, basal cell and Kaposi sarcoma cancers.

DRUG AND GENE DELIVERY DIVISION

OVERVIEW


        Through our Drug and Gene Delivery Division, we are developing drug and gene delivery systems based on the technology of electroporation to be used in combination with drugs or genes in the treatment of disease. There are many diseases where improved drug delivery is important. Our Drug and Gene Delivery Division has identified five potential areas of application for our electroporation technology -- oncology, gene therapy, dermatology, cardiology and transdermal drug delivery. At present, the primary areas of our focus are oncology and gene therapy.

        Our Drug and Gene Delivery Division's most advanced product candidates treat solid malignant tumors such as squamous cell carcinoma, melanoma, and adenocarcinoma in the areas of application of oncology and dermatology. We have completed Phase II clinical trials in the United States of EPT and bleomycin in the treatment of head and neck cancer and melanoma. Initial results from the clinical trials carried out in Europe have allowed us to obtain a CE Mark certification qualifying the MedPulser(R) system for sale in Europe with respect to the treatment of head and neck cancer and melanoma using EPT and bleomycin. We intend to initiate the marketing of the MedPulser System in Europe in 2001.

        We intend to develop and pursue other appropriate targets using the MedPulser System to deliver bleomycin or other chemotherapeutic agents. Such studies will begin as Phase I or Phase II clinical trials. Phase I clinical trials are early stage trials in human subjects, used to test a drug or delivery system for safety. Phase II clinical trials assess the effectiveness of a treatment, as well as adding to safety data. Phase III clinical trials evaluate the comparative safety and efficacy of a drug or delivery system and the data from these trials are used by regulatory agencies to approve or reject a product licensing application.

        Our drug delivery system, including the MedPulser(R) instrument and the disposable applicators, are subject to various regulatory requirements depending on the country of sale. The Drug and Gene Delivery Division MedPulser(R) system has been awarded ISO 9001, EN46001 and ISO 13485 registration, as well as CE mark certification in Europe.

MARKET

        Our Drug and Gene Delivery Division is expected to enter the commercial market with equipment to be used in the treatment of cancer (oncology). Cancer is a life threatening disease affecting millions of people worldwide. The World Health Organization reports that cancer will remain one of the leading causes of death worldwide for years to come. In the United States, approximately 13 million new cases were diagnosed between 1990 and 1999. To further illustrate the market potential for EPT, solid tumor cancers, the first target for EPT, constitute the majority of all cancers. The majority of cancer victims is over age 65 and is supported by government-funded programs. In the United States the costs of cancer, including mortality, morbidity and direct medical costs, exceed $107 billion per year: some $37 billion for direct medical costs (total of all health expenditures); at least $11 billion for indirect morbidity costs (cost of lost productivity due to illness); and over $59 billion for indirect mortality costs.

        There is still very much that scientists do not know about cancer; consequently, there are significant unmet needs in the treatment of cancer. The oncology business unit within the Drug and Gene Delivery Division has initially targeted those indications for which current treatment modalities result in a poor quality of life and very high mortality rates. Specialized applicators are being designed which will allow EPT to treat other solid tumor cancers with minimally invasive procedures.

        In the United States, the cumulative dollar value of treatments and technologies commonly used in the curative and palliative management of cancer exceeded $8 billion in 1999 and is expected to continue growing at a rate of approximately 12% annually. Our analyses project that EPT could be applicable to over 4,000,000 cancer patients.

TREATMENT OF TUMORS

        Equipment made by our BTX Instrument Division has been used by our investigators and in other laboratories to screen drugs for their effectiveness in killing tumor cells in test tubes and to study the drugs' mode of action. Our scientists, and outside researchers, also have studied the combination of electroporation and various agents to destroy tumors in animals and humans.

        In most of the clinical protocols, the site of the tumor is anesthetized and the chemotherapeutic agent of choice (bleomycin) is injected directly into the tumor. The therapeutic agent is allowed to diffuse throughout the tumor, which can take one to several minutes depending on the size, type and location of the tumor. Once the drug is distributed in the tumor, the electrical field is applied by the MedPulser(R) system so as to create a greater permeability in the cells walls to allow the chemotherapeutic agent to enter the cells.

        The entire procedure can be completed in 20 minutes or less and typically needs to be done only once. The dosage of drug used in the published results is based on tumor volume, and is typically a small fraction (1/3 to as little as 1/50) of the dosage that would be used systemically. As a result of the lower dosage administered locally, side effects have been minimal. Tumor death with sloughing and ulceration were common reactions following EPT. No episodes of injury to normal (non-tumor) tissue adjacent to the tumors have been observed.

MEDPULSER(R) SYSTEM

        The MedPulser(R) system is an electroporation system designed for the clinical application of EPT. The technology is intended to treat various malignant and non-malignant tumors by locally applying a controlled electric field to targeted tumor tissues previously injected with a chemotherapeutic agent. The controlled short duration electric field pulses temporarily increase the cellular membrane permeability of the tumor cell membrane allowing the therapeutic agent to more easily enter the tumor cells and kill them.

        The system has two components: (1) a medical instrument which creates the electric field (the MedPulser(R) instrument); and (2) a single use, sterile, disposable electrode applicator. The electrodes may be needles, plates, or other configurations, depending on the geometry of the tumor and its location.

        The instrument was designed for ease of use, such that minimal user input is needed to apply the therapy. Based on the size and anatomical location of the tumor to be treated, a physician selects the most appropriate electrode applicator. The chosen applicator is then connected to the MedPulser(R) instrument, and it is the connection of applicator to instrument that automatically configures the therapy parameters for that particular applicator size and shape. Currently, several different electrode applicator configurations are available. The applicators vary in needle length, needle gauge, electrode needle spacing, tip angle and handle configuration so as to allow the physician to access a greater range of tumors.

        New models of electrode applicators will be considered in the future to address customer needs. The system is designed such that the installed base of MedPulser(R) generator instruments allows for a wide variety of new electrode applicator configurations. Also, the system incorporates other features to minimize the possibility of applicator reuse as well as prevent the use of competitive applicators with the MedPulser(R) instrument. The commercial version MedPulser(R) system has been certified by an independent test laboratory as meeting strict international product standards. Our drug delivery device, including the MedPulser(R) system and the disposable electrode applicators, are subject to various regulatory requirements, depending on the country of sale.

        In the United States, EPT utilizing the MedPulser(R) system and bleomycin drug is currently regulated as a combination drug-device system. We will be required to obtain both drug labelling and device approvals from the United States Food and Drug Administration ("FDA"). Clinical trials (Phase I, II and III) to support drug indication labelling require filing an Investigational New Drug Application ("IND"), followed by submission of a United States New Drug Application, and submission of a device Pre-Market Approval or 510(k), for marketing approval.

        In most of the rest of the world, we anticipate that the MedPulser(R) system will be regulated as a device. In Europe, the device comes under the Medical Device Directive 93/42/EEC ("MDD") and marketing requires CE mark certification of conformity to the quality system, production and clinical investigation essential requirements of the directive. We have obtained CE mark certification for electroporation devices, which allows us to sell and use the MedPulser(R) electroporation system for the treatment of solid tumors with bleomycin in Europe.

MEDICAL DEVICE MANUFACTURING

        Our Drug and Gene Delivery Division must comply with a variety of regulations to manufacture our products for sale around the world. In Europe, we must comply with MDD. Our Drug and Gene Delivery Division has demonstrated the quality system is in place by securing ISO 9001 approval. It demonstrated compliance with international medical device standards with EN 46001 and ISO 13485 recognition. These all occurred in January 1999. In March 1999, the CE Mark was obtained for the MedPulser(R) electroporation system. To sell in the United States, we will need to be in compliance with FDA current Good Manufacturing Practices (GMP).

        We employ modern manufacturing practices, which include outsourcing of significant custom assemblies used in the manufacture of the MedPulser(R) instrument. The instrument final assembly, testing and quality control functions are performed in a physically distinct area of the company where the appropriate controls are employed. We outsource the manufacture of the disposable electrode applicators to a GMP/ISO9002 compliant contract manufacturer.

CLINICAL STUDIES

                              North America Trials

        In late 1997 the FDA gave us clearance to initiate multi-center Phase II clinical trials in the United States utilizing the MedPulser(R) electroporation system in combination with intralesional bleomycin to treat squamous cell carcinoma of the head and neck in patients who failed conventional therapies. We obtained IND clearance from the Canadian Health Protection Branch to initiate similar clinical trials in Canada. Two protocols were initiated. One cross-over-controlled study evaluated the effectiveness of the bleomycin-EPT treatment in tumors that failed an initial bleomycin-alone treatment. The second study was a single arm study which evaluated the effect of the bleomycin-EPT treatment as an initial therapy of the study tumors.

        Twenty-five patients were enrolled in the controlled study and 25 patients were enrolled into the single arm bleomycin-EPT trial. The results based on the primary endpoint for response (50% or greater reduction in tumor size) are provided in the table below.

                                                                        RESPONSE(1)(2)
                                                                   --------------------------
                                                                   RESPONDING  NON-RESPONDING
CLINICAL TRIAL                          PATIENTS       TUMORS        TUMORS        TUMORS
----------------------------------      --------      --------     ----------  --------------
North America Phase I/II                       8             8        6(75)%        2(25)%
North America Phase II                        25            37        1(3)%        36(97)%
  01 Study  -- Bleomycin only
North America Phase II                        17            20       11(55)%        9(45)%
  01 Study
North America Phase II                        25            31       18(58)%       13(42)%
  02 Study
European Study                                12            18       10(56)%        8(44)%

----------

(1)  Four tumors could not be evaluated

(2)  Control Group patients received only drug, no electric field

        The two Phase II protocols involved a total of 42 tumors treated with bleomycin and EPT. Tumors treated in the trial include squamous cell carcinoma of the face, oral cavity, pharynx, larynx and sinus. The size of tumors treated ranged from less than one cubic centimeter to more than 132 cubic centimeters. In the crossover controlled Phase II study, patients initially received only the drug. Patients who did not respond to drug alone were then treated with the complete system of drug and electric field. Of the 37 tumors on 25 patients treated only with drug, only one demonstrated a clinical response. Seventeen of these patients, having 20 lesions, were subsequently treated with bleomycin and EPT and 55% achieved a clinical response. In the open-label Phase II study, all patients received full EPT as their initial treatment. Among the 25 patients (31 tumors) so treated, 58% achieved a clinical response.

        A limited, well-controlled Phase III trial for palliative treatment of head and neck cancer in patients who failed conventional therapy may be sufficient to support NDA submission for this indication. Treatment of other diseases will involve expanded Phase II and Phase III trials pending successful outcome of the initial Phase I/II studies.

                              International Trials

        In late 1997 and early 1998, we received ethics committee approval from multiple Consulting Committees for the Protection of Humans in Biomedical Research (CCPPRB) to initiate clinical trials in France in patients with pancreatic cancer, metastatic cancer in the liver, head and neck cancer, melanoma and Kaposi's sarcoma. These trials were initiated to demonstrate the MedPulser(R) system device's safety and performance in treating a variety of solid tumors in support of CE mark certification in accordance with the essential requirements of MDD. Results from the patients with head and neck cancer are reported under North America Trials above. We achieved CE mark certification in March 1999 from notified body TUV Product Service GMBH.

                              Current Developments

        On October 6, 1998, we entered into a comprehensive License and Development Agreement and a Supply Agreement with Ethicon, Inc., a Johnson & Johnson company, involving our proprietary drug delivery system for EPT treatment of cancer. In August 5, 1999, these agreements were assigned to Ethicon Endo-Surgery, Inc., another Johnson & Johnson company. Ethicon, Inc. and Ethicon Endo-Surgery, Inc. are referred to as Ethicon in this filing. On July 26, 2000, we received written notice from Ethicon Endo-Surgery, Inc. that it had elected to exercise its discretionary right to terminate, without cause, the License and Development Agreement and the Supply Agreement. All rights for the development and distribution of Genetronics proprietary electroporation drug delivery system for the treatment of cancer were returned to Genetronics.

        In September 2000, we executed an exclusive license agreement with the University of South Florida Research Foundation, Inc. ("USF") that granted to us the worldwide license to USF's rights in certain patents and patent applications generally related to needle electrodes. Genetronics and USF jointly developed these electrodes. The needle electrodes are components of Genetronics' electroporations systems and are used to deliver electric pulses to cells and tissues during the process of electroporation. Pulsed electric fields generated during the electroporation process cause a temporary but significant increase in the permeability of human cells. This makes it easier for drugs and genes to enter cells, a key element for successful cancer or gene therapy treatment. In April 2001, we initiated a limited release of the MedPulser(R) Electroporation Therapy System, to key head and neck surgeons in several countries through a European Access Program (EAP). We have initiated a marketing evaluation of the technology, under the EAP, with a select group of thought leaders at premier cancer centers in Austria, the United Kingdom, Germany, the Netherlands, Switzerland, and the Czech Republic. Genetronics has a CE Mark certification qualifying the MedPulser(R) system for sale in Europe for the treatment of solid tumors. The lead indication for the planned launch of the MedPulser(R) Electroporation Therapy System is the treatment of head and neck cancers and the initiation of the EAP represents the beginning of the commercialization phase of our EPT program for head and neck cancer in Europe. We believe we have sufficient current resources to initiate a variety of activities directed toward the MedPulser(R) system launch and marketing in Europe, and for initiation of a Phase III clinical study in the United States. In April 2001, we completed a review of our existing clinical and regulatory information related to the Electroporation Drug Delivery System and submitted the results of this review to the FDA. The responses are described above under "Clinical Studies--North America Trials." The response rate determined pursuant to the review is consistent with previous data disclosed by us.

        Research and Development Summary

        We perform an ongoing review of our patent portfolio to confirm that our technologies are adequately protected. Each year we review our patent portfolio and write-off all abandoned patents.

        Our Drug and Gene Delivery Division has, in the past, focused its research primarily in the areas of oncology, gene therapy, vascular therapy, transdermal delivery and dermatology. At present, the primary areas of focus are oncology and gene therapy.

        The following table summarizes the programs of the Drug and Gene Delivery Division, the primary indications for each product and the current status of development. "Developmental" means the program is at the planning stage, protocols are being developed, and little if any animal work has commenced. "Preclinical data" means the program is at the stage where results from animal studies have been obtained. "Clinical Trials" means that human data is available. "Tolerance study" means a pilot clinical study to determine patient tolerance of electrical pulses at therapeutic dose.

                                  SUMMARY TABLE

                                                                                STAGE OF APPROVAL
                                                                 ---------------------------------------------
                                                                    UNITED STATES &
PROGRAMS                                  DEVELOPMENT STATUS             CANADA                    EUROPE
-------------------------                 ------------------     -----------------------      ----------------
DERMATOLOGY
  Basal Cell Cancer ..................    Clinical Trials        Two pilot studies completed  N/A
  Genital Warts ......................    Developmental          N/A                          N/A
ONCOLOGY
  Head and Neck Cancer ...............    Clinical Trials        Phase II Clinical Trials     CE Mark and ISO
                                                                                              9001 Received
  Melanoma ...........................    Clinical Trials        N/A                          CE Mark and ISO
                                                                                              9001 Received
  Metastatic Liver Cancer ............    Clinical Trials        N/A                          CE Mark and ISO
                                                                                              9001 Received
  Peripheral Sarcoma .................    Preclinical data       N/A                          CE Mark and ISO
                                                                                              9001 Received
  Breast Cancer ......................    Preclinical data       N/A                          CE Mark and ISO
                                                                                              9001 Received
  Prostate Cancer ....................    Preclinical data       N/A                          CE Mark and ISO
                                                                                              9001 Received
  Glioma .............................    Preclinical data       N/A                          CE Mark and ISO
                                                                                              9001 Received
GENE THERAPY
  In vivo Gene Transfer -- blood
  protein encoding genes .............    Preclinical data       N/A                          N/A
  In vivo Gene
  Transfer -- DNA vaccines ...........    Preclinical data       N/A                          N/A
  In vivo Gene Transfer
  anti-inflammatory protein
  encoding genes .....................    Preclinical data       N/A                          N/A
  In vivo Gene Transfer
  vascular protein encoding genes ....    Preclinical data       N/A                          N/A
VASCULAR THERAPY
  Coronary Artery Disease,
  Marker genes & drugs ...............    Preclinical data       N/A                          N/A
  Vascular Disease, Heparin
  delivery (anti-restenosis) .........    Preclinical data       N/A                          N/A
TRANSDERMAL DELIVERY
  PGE-1 delivery for
  Erectile dysfunction ...............    Tolerance Study        One Device Tolerance         N/A
                                                                 Study completed
  Calcitonin (osteoporosis) ..........    Preclinical data       N/A                          N/A
  Vitamin C ..........................    Preclinical data       N/A                          N/A

----------

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

        Currently, single-gene recessive genetic disorders are the most accessible targets for correction by gene therapy, but ultimately polygenic and acquired diseases can and will be treated by using genes as pharmaceutical agents. In principle, any aspect of metabolism can be manipulated by modifying gene function, and it is this application of gene therapy that has enormous potential, extending far beyond the treatment of rare genetic diseases. For example, the ability to influence cellular metabolism by introducing specific genes has led to extensive investigation into the use of gene therapy for cancer treatment. By adding a tumor suppressor gene to certain types of cancers, the uncontrolled growth of those cells potentially could be brought under normal regulation. Likewise, transfecting tumor cells with genes capable of inducing programmed cell death can result in tumor ablation.

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

        Genes can also be applied topically or by injection to skin and then transferred into the cells of the skin by electroporation. Skin gene delivery by electroporation for gene therapy is currently being investigated at Genetronics as a safe, effective and cost-competitive approach. The skin is also a target for DNA vaccination. "Vaccinating" skin with DNA that encodes a specific antigen present in infectious agents or in tumor cells can produce beneficial immunological responses. Genes can also be used to directly fight cancer. The thymidine kinase gene, in conjunction with the prodrug ganciclovir, produces a potent antitumor effect based on drug toxicity and programmed cell killing via a bystander effect. Animal trials treating glioblastomas using this strategy have shown substantial success.

        To make gene therapy a reality, many obstacles have to be overcome, including the safe, efficient delivery of the intact DNA construct into the host cells. The instrumentation we use for high-efficiency in vivo gene transfer is derived from the instrumentation developed for intratumoral and transdermal drug delivery. We believe electroporation will become the method of choice for DNA delivery to cells in many applications of gene therapy.

        Because of the broad applicability of this technology, we have adopted the strategy of co-developing or licensing our technology exclusively or non-exclusively for specific genes or specific medical indications. In most cases, we contribute proprietary technology, expertise and instrumentation to optimize the delivery technology for particular applications. A partner company provides its proprietary DNA constructs, may conduct the pre-clinical research and clinical trials, and may introduce the new treatment and products to the marketplace. Genetronics and the partner company would share in the commercial success of the project. We have actively sought partners to develop this exciting technology to its full potential. On November 8, 1999, we entered into an 18-month research and option agreement with Boehringer Ingelheim International GmbH (Boehringer Ingelheim) related to the development of our electroporation technology for use in particular gene therapy applications. While the research results were successful Boehringer Ingelheim decided not to pursue that subject field and declined to exercise the option to license. On June 9, 2000, we announced that research studies using our electroporation systems were presented at a major international gene therapy conference. Additionally, in collaborations with Chiron Corporation and Valentis, Inc., our technology was shown to effectively deliver a variety of genes and DNA vaccines to skin and muscle of animals, including non-human primates.

        BTX INSTRUMENT DIVISION

OVERVIEW

        Our company, through our BTX Instrument Division, began developing and manufacturing electroporation equipment for the research laboratory market in 1983 and sold our first product in 1985. BTX was founded to develop and manufacture high quality scientific instrumentation that can be used by research scientists to perform various types of electroporation and electrofusion experiments. Electroporation in research is commonly used for transformation and transfection of all cell types, as well as for general molecular delivery at the cellular level. Electrofusion is the fusing together of two or more cells to form hybrid cells. Transformation is a process by which the genetic material carried by an individual cell is altered by incorporation of exogenous DNA into its genome. Transfection is the uptake, incorporation, and expression of exogenous DNA by eukaryotic cells.

        The BTX Instrument Division is the second largest developer and marketer of electroporation instruments and supplies, with more than 2,000 customers in universities, companies, and research institutions worldwide. Our BTX Instrument Division sells its electroporation/electro cell fusion instrumentation and accessories to customers located in all states and territories of the United States and in over 47 foreign countries. The majority of our products are sold to customers in the United States, Europe and East Asia. The BTX Instrument Division currently produces an extensive line of electroporation instruments and accessories, including electroporation and electro cell fusion instruments, a monitoring device, and an assortment of electrodes and accessories.

PRODUCTS

        BTX developed the square wave generator and graphic pulse analyzer for in vivo gene delivery and nuclear transfer research, fields that are rapidly increasing in scientific and medical interest. BTX also has developed the most versatile electro cell fusion system on the market, the only commercial large volume flow-through electroporation system, and offers an extensive collection of in situ and high throughput screening electroporation applicators.

        BTX focused its efforts in recent years on product development and promotion of a new line of products for developing sophisticated applications. We released the ECM(TM) 830 in December 1998. It is a sophisticated square wave electroporation system with a menu driven digital user interface. In August 1999 we introduced the ECM 630, an Exponential Decay Wave Electroporation system that utilizes a Precision Pulse Technology, the new BTX

Platform technology, and an all-new digital user interface. During the fiscal years ended March 31, 2001 and 2000, publications outlined the utilization of BTX equipment in newly developing animal in vivo gene delivery research. In the support of this research, we expanded our in vivo electrode offering and continue to emphasize the development of novel applicators.

        The BTX Instrument Division's product line includes two exponential decay wave generators, one square wave generator, one electro cell fusion instrument and a graphic wave display monitor. In addition, this Division markets over 43 different types of electrodes and related accessories, as well as the standard disposable electroporation cuvettes, containers for holding liquid samples.

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

        While we, through our BTX Instrument Division, sell devices purportedly used by others for non-human embryo cloning, we do not ourself conduct embryo cloning. All of our BTX Instrument Division instruments sold to the research market carry the label "not for human use." We are not aware of any regulations or industry guidelines limiting the use of our instrumentation in the animal research market. We comply with all National Institutes of Health guidelines on cloning and gene therapy. We also comply with all Federal and State regulations regarding the restrictions on research imposed on federally funded grants.

        The BTX Instrument Division supplies three cuvette models, as do our competitors, plus some 43 additional specialized chambers electrodes, and accessories for electroporation. BTX in situ electrodes (e.g., Petri Pulser(TM) electrodes) position us to expand the electroporation market for adherent cell transfection applications, while high throughput screening electrodes and large volume production systems (e.g., 96-Well Coaxial Electrode, ElectroFlowPorator(TM) system), respectively, provide the BTX Instrument Division with an entry into the large volume and multi-sample processing arenas used by the major pharmaceutical and biotech companies conducting drug research.

        The BTX Instrument Division meets regulatory requirements necessary to provide instrumentation to the research market for in vivo and in vitro animal experimentation. The BTX Instrument Division does not market equipment for use in humans, and, therefore, is not required to receive marketing approval from the FDA.

DISTRIBUTION

        The main distributors of our BTX Instrument Division products in North America are VWR Scientific Products Corporation and Fisher Scientific Company, the two largest laboratory products suppliers in the United States. Both VWR and Fisher have over 250 representatives dedicated to the biological sciences in North America. Both VWR and Fisher have dedicated Life Science Programs in which BTX participates. The Fischer Scientific distribution agreement was signed in December 2000 and it is anticipated that they will become a main distributor in the fiscal year ended March 31, 2002. In addition, the BTX Instrument Division distributes instruments and supplies through Intermountain Scientific Corporation, which has 20 field sales specialists in the United States. The BTX Instrument Division has over 45 international distributors in 47 countries, of which Merck Eurolab Holding GmbH is the biggest distributor in Europe. VWR Scientific Products Corporation and Merck Eurolab Holding GmbH are both members of the Merck Group. The BTX Instrument Division supports its distributors with advertising, exhibit exposure and lead generation.

ADVERTISING

        The BTX Instrument Division advertises in major national and international scientific journals such as Science, Nature, Genetic Engineering News, and BioTechniques. The Division also attends and displays our products at about one scientific conference per month such as American Association for Cancer Research, American Society for Gene Therapy, and Neuroscience meeting. On a quarterly basis the BTX Instrument Division utilizes direct mail to an identified mailing list for specific product promotion. The BTX Instrument Division works closely with distribution partners in joint marketing campaigns and other value-added suppliers in co-marketing efforts.

COMPETITION

        The main competitors of our BTX Instrument Division in the research marketplace are BioRad Laboratories, Eppendorf Scientific, Inc. and Hybaid Corporation. There are other companies entering and departing this market on a regular basis. The majority of these companies have other molecular biology product lines besides electroporation, while electroporation and electrofusion is the only business of the BTX Instrument Division. Most competing manufacturers concentrate on the exponential decay wave system and do not compete in the square wave market at this time. In the past 12 months, the competition in the marketing of electroporation cuvettes has increased, leading to the development of BTX-supplied private label products for both VWR and Fisher Scientific.

        STRATEGIC PARTNERS

LICENSE AND DEVELOPMENT AGREEMENTS

        On October 6, 1998, we entered into a comprehensive License and Development Agreement and a Supply Agreement with Ethicon, Inc., a Johnson & Johnson company, involving the use of our MedPulser(R) system for Electroporation Therapy in the treatment of solid tumor cancer. In addition, Johnson & Johnson Development Corporation purchased $6 million of shares of common stock of our company at a price of $2.68 per share, pursuant to the October 6, 1998 Stock Purchase Agreement. On August 5, 1999, we announced that Ethicon, Inc. had assigned the License and Development Agreement and Supply Agreement to Ethicon Endo-Surgery, Inc., another Johnson & Johnson company. On July 26, 2000, we received written notice from Ethicon Endo-Surgery, Inc. that it had elected to exercise its discretionary right to terminate, without cause, the License and Development Agreement and the Supply Agreement. As a result, all rights for the development and distribution of Genetronics proprietary electroporation drug delivery system for the treatment of cancer were returned to Genetronics.

        On September 20, 2000, the University of South Florida Research Foundation, Inc. ("USF") granted to Genetronics, Inc. and Genetronics Biomedical Limited an exclusive, worldwide license to its rights in certain patents and patent applications generally related to needle electrodes. Genetronics and USF jointly developed these electrodes. The needle electrodes are components of Genetronics electroporation systems and are used to deliver electric pulses to cells and tissues during the process of electroporation. Pulsed electric fields generated during the electroporation process cause a temporary but significant increase in the permeability of human cells. This makes it easier for drugs and genes to enter cells, a key element for successful cancer or gene therapy treatment. The terms of the exclusive license include a royalty to be paid to USF based on net sales or products under the license. At March 31, 2001, no royalty had accrued as the Company had not yet generated any sales from this product. In addition, Genetronics has issued a total of 150,000 common shares and a total of 600,000 warrants of which 300,000 will vest subject to the achievement of certain milestones in Genetronics Biomedical Ltd. to USF and its designees, Drs. Heller, Jaroszeski, and Gilbert.

COLLABORATIVE RESEARCH AGREEMENTS

        On November 8, 1999, we entered into an 18-month research and option agreement with Boehringer Ingelheim to develop our electroporation technology for use in a particular gene therapy application. Under the terms of the agreement, we will develop hardware and perform preclinical research relating to DNA delivery for cancer DNA vaccination. While the research results were successful Boehringer Ingelheim decided not to pursue that subject field and declined to exercise the option to license. On August 28, 2000, we announced that we had entered into a collaborative agreement with Johnson & Johnson Research Pty Ltd., a wholly owned subsidiary of Johnson & Johnson, located in Eveleigh, Australia, to explore the feasibility of using electroporation, Genetronics platform technology, to deliver nucleic acid materials into tumors in vivo.

        Sales and Revenue

        The following table provides the amount of net product sales, interest income, and revenue from grant funding and research and development agreements generated by us for the past three fiscal years. Segmented financial information is contained in Note 16 of the Consolidated Financial Statements that begin on Page F-1. The following table sets forth our selected consolidated financial data for the periods indicated, derived from audited consolidated financial statements prepared in accordance with accounting principles generally accepted in Canada which conform to accounting principles generally accepted in the United States, except as described in Note 19 to the consolidated financial statements.


                                                               MARCH 31, 2001    MARCH 31, 2000    MARCH 31, 1999
        PERIOD ENDED:                                            12 MONTHS         12 MONTHS         12 MONTHS
        -------------                                          --------------    --------------    --------------
                PRODUCT SALES
                  United States ..........................      $  2,890,875      $  2,905,065      $  2,174,364
                  Rest of World ..........................         1,562,064         1,229,371         1,259,741
                INTEREST INCOME
                  United States ..........................           431,729           497,586           248,417
                  Canada .................................            11,900            58,607            52,494
                GRANT FUNDING
                  United States ..........................           101,086           334,901           354,135
                REVENUES UNDER COLLABORATIVE RESEARCH
                  AND DEVELOPMENT ARRANGEMENTS
                  Germany ................................           411,616            91,335                 0
                  United States ..........................            48,095           100,000            33,048
                LICENSE FEE AND MILESTONE PAYMENTS
                  United States ..........................            83,333           416,667         4,500,000

        We, like many biomedical companies, devote a substantial portion of our annual budget to research and development. For the year ended March 31, 1999, research and development expenses totaled $8,086,959; for the year ended March 31, 2000, they totaled $6,977,220 and for the year ended March 31, 2001, they totaled $6,436,377. These amounts far exceed revenues from research arrangements and contribute substantially to our losses. We anticipate a reduction in losses when we market products developed by our Drug and Gene Delivery Division. The launch of the first such products in Europe is anticipated to be in 2001, and will most likely be followed by launch in the United States subject to FDA approval at a later date.

        INTELLECTUAL PROPERTY

        As of April 21, 2001, we had 36 issued United States patents, 48 issued and granted foreign patents, 3 allowed United States patent applications, an additional 18 pending United States applications, and additional pending foreign patent applications.

        We have registered on the Principal Register of the United States Patent and Trademark Office the following trademarks: BTX (Mark), BTX (Logo), ELECTRONIC GENETICS, MANIPULATOR, OPTIMIZOR, HUMAN IN SQUARE (Design), ENHANCER, and MEDPULSER. The following United States trademark applications are pending:
COSMETRONICS and GENETRODES. We have registered the BTX and MEDPULSER trademarks in Canada, and have applied to trademark GENETRONICS in Canada. We have a European Community Trade Mark registration for GENETRONICS, BTX and for MEDPULSER. We have registered the MEDPULSER and BTX marks in Japan. We have registered the BTX mark in South Korea and have registered the GENETRONICS mark in the United Kingdom. We are not aware of any claims of infringement or other challenges to our right to use our marks.

EMPLOYEES

        As of May 10, 2001, we employed 66 people on a full-time basis. Of the total, 21 were in product research and development, 10 in sales, marketing and support, 11 in manufacturing, and 24 in finance and administration. Our success is dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the biomedical industry. None of our employees is subject to collective bargaining agreements.

CERTAIN RISK FACTORS RELATED TO THE COMPANY'S BUSINESS

        OUR BUSINESS MODEL MAY CHANGE AS OUR PRIORITIES AND OPPORTUNITIES CHANGE AND OUR BUSINESS MAY NEVER DEVELOP TO BE PROFITABLE OR SUSTAINABLE.

        There are many programs that to us seem promising and that we could pursue. However, with limited resources, we may decide to change priorities and shift programs away from those that we had been pursuing, for the purpose of exploiting other aspects of our core technology of electroporation. The choices we may make will be dependent upon numerous factors, which we cannot predict. We cannot assure you that our business model, as it currently exists or as it may evolve, will enable us to become profitable or to sustain operations.

        IF WE DO NOT SUCCESSFULLY COMMERCIALIZE PRODUCTS FROM OUR DRUG AND GENE DELIVERY DIVISION, THEN OUR BUSINESS WILL SUFFER.

        Our Drug and Gene Delivery Division is in the early development stage and our success depends on the success of the technology being developed by the Drug and Gene Delivery Division. Although we have received various regulatory approvals that apply to Europe for our equipment for use in treating solid tumors, the products related to such regulatory approval have not yet been commercialized. In addition, we have not yet received any regulatory approvals to sell our clinical products in the United States and further clinical trials are still necessary before we can seek regulatory approval to sell our product in the United States for treating solid tumors. We cannot assure you that we will successfully develop any products. If we fail to develop or successfully commercialize any products, then our business will suffer.

        UNPREDICTABILITY OF CONDUCTING PRE-CLINICAL AND CLINICAL TRIALS OF OUR HUMAN-USE EQUIPMENT.

        Before any of our human-use equipment can be sold, the FDA, or applicable foreign regulatory authorities, must determine that the equipment meets specified criteria for use in the indications for which approval is requested. The FDA will make this determination based on the results from our pre-clinical testing and clinical trials.

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

        If any of the following events arise during our clinical trials or data review, then we would expect this to have a serious negative effect on our company and your investment:

        -- The delivery of drugs or other agents by electroporation may be found to be ineffective or to cause harmful side effects, including death;

        -- Our clinical trials may take longer than anticipated, for any of a number of reasons including a scarcity of subjects that meet the physiological or pathological criteria for entry into the study, a scarcity of subjects that are willing to participate through to the end of the trial, or data and document review;

        -- The reporting clinical data may change over time as a result of the continuing evaluation of patients or the current assembly or review of existing clinical and pre-clinical information;

        -- Data from various sites participating in the clinical trials may be incomplete or unreliable, which could result in the need to repeat the trial or abandon the project; and

        -- The FDA and other regulatory authorities may interpret our data differently than we do, which may delay or deny approval.

        Clinical trials are generally quite expensive. A delay in our trials, for whatever reason, will probably require us to spend additional funds to keep the product(s) moving through the regulatory process. If we do not have or cannot raise the needed funds, then the testing of our human-use products could be shelved. In the event the clinical trials are not successful, we will have to determine whether to put more money into the program to address its deficiencies or whether to abandon the clinical development programs for the products in the tested indications. Loss of the human-use product line would be a significant setback for our company.

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

        The production and marketing of our human-use equipment and the ongoing research, development, preclinical testing, and clinical trial activities are subject to extensive regulation. Numerous governmental agencies in the U.S. and internationally, including the FDA, must review our applications and decide whether to grant approval. All of our human-use equipment must go through an approval process, in some instances for each indication in which we want to label it for use (such as, use for dermatology, use for transfer of a certain gene to a certain tissue, or use for administering a certain drug to a certain tumor type in a patient having certain characteristics). These regulatory processes are extensive and involve substantial costs and time.

        Our company has limited experience in, and limited resources available for regulatory activities. Failure to comply with applicable regulations can, among other things, result in non-approval, suspensions of regulatory approvals, fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution.

        Any of the following events can occur and, if any did occur, any one could have a material adverse effect on us:

               -- There can be delays, sometimes long, in obtaining approval for our human-use devices;

               -- The rules and regulations governing human-use equipment such as ours can change during the review process, which can result in the need to spend time and money for further testing or review;

               -- If approval for commercialization is granted, it is possible the authorized use will be more limited than we believe is necessary for commercial success, or that approval may be conditioned on completion of further clinical trials or other activities; and

               -- Once granted, approval can be withdrawn, or limited, if previously unknown problems arise with our human-use product or data arising from its use.

WE RELY HEAVILY ON COLLABORATIVE AND LICENSING RELATIONSHIPS, AND WILL BE NEGATIVELY AFFECTED IF WE CANNOT MAINTAIN OR EXPAND EXISTING RELATIONSHIPS, AND INITIATE NEW ONES.

        We rely and will continue to rely on partners and collaborators to fund some of our research and development expenses and to assist us in the research and development of our human-use equipment. Our largest partner had been Ethicon Endo-Surgery, Inc., a Johnson & Johnson company. On July 26, 2000, we received written notice from Ethicon Endo-Surgery, Inc. that it had elected to exercise its discretionary right to terminate, without cause, our License and Development Agreement and our Supply Agreement. If we are unable to enter into a relationship with a new partner for the Electroporation Drug Delivery System, our business could be adversely impacted. Moreover, loss of or any significant change in any of our material collaborative relationships could adversely impact our business.

        Our clinical trials to date have used our equipment with the anti-cancer drug bleomycin. We do not currently intend to package bleomycin together with the equipment for sale, but if it should be necessary or desirable to do this, we would need a reliable source of the drug. In 1998, we signed a supply agreement with Abbott Laboratories under which Abbott would sell us bleomycin for inclusion in our package. If it becomes necessary or desirable to include bleomycin in our package, and this relationship with Abbott should be terminated, then we would have to form a relationship with another provider of this generic drug before any product could be launched.

        We also rely on scientific collaborators at universities and companies to further our research and test our equipment. In most cases, we lend our equipment to a collaborator, teach him or her how to use it, and together design experiments to test the equipment in one of the collaborator's fields of expertise. We aim to secure agreements that restrict collaborators' rights to use the equipment outside of the agreed upon research, and outline the rights each of us will have in any results or inventions arising from the work.

        Nevertheless, there is always risk that:

               -- Our equipment will be used in ways we did not authorize, which can lead to liability and unwanted competition;

               -- We may determine that our technology has been improperly assigned to us or a collaborator may claim rights to certain of our technology, which may require us to pay license fees or milestone payments and, if commercial sales of the underlying product is achieved, royalties;

               -- We may lose rights to inventions made by our collaborators in the field of our business, which can lead to expensive legal fights and unwanted competition;

               -- Our collaborators may not keep our confidential information to themselves, which can lead to loss of our right to seek patent protection and loss of trade secrets, and expensive legal fights; and

               -- Collaborative associations can damage a company's reputation if they go awry and, thus, by association or otherwise, the scientific or medical community may develop a negative view of us.

        We cannot guarantee that any of the results from these collaborations will be fruitful. We also cannot tell you that we will be able to continue to collaborate with individuals and institutions that will further our work, or that we will be able to do so under terms that are not too restrictive. If we are not able to maintain or develop new collaborative relationships, then it is likely the research pace will slow down and it will take longer to identify and commercialise new products, or new indications for our existing products.

        WE COULD BE SUBSTANTIALLY DAMAGED IF PHYSICIANS AND HOSPITALS PERFORMING OUR CLINICAL TRIALS DO NOT ADHERE TO PROTOCOLS OR PROMISES MADE IN CLINICAL TRIAL AGREEMENTS.

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

        For instance:

               -- Risk of Deviations from Protocol. The hospitals or the physicians working at the hospitals may not perform the trial correctly. Deviations from protocol may make the clinical data not useful and the trial could be essentially worthless.

               -- Risk of Improper Conflict of Interest. Physicians working on protocols may have an improper economic interest in our company, or other conflict of interest. When a physician has a personal stake in the success of the trial, such as can be inferred if the physician owns stock, or rights to purchase stock, of the trial sponsor, it can create suspicion that the trial results were improperly influenced by the physician's interest in economic gain. Not only can this put the clinical trial results at risk, but it can also do serious damage to a company's reputation.

               -- Risks Involving Patient Safety and Consent. Physicians and hospitals may fail to secure formal written consent as instructed or report adverse effects that arise during the trial in the proper manner, which could put patients at unnecessary risk. This increases our liability, affects the data, and can damage our reputation.

        If any of these events were to occur, then it could have a material adverse effect on our ability to receive regulatory authorization to sell our human-use equipment, not to mention on our reputation. Negative events that arise in the performance of clinical trials sponsored by biotechnology companies of our size and with limited cash reserves similar to ours have resulted in companies going out of business.

        WE RELY HEAVILY ON OUR PATENTS AND PROPRIETARY RIGHTS TO ATTRACT PARTNERSHIPS AND MAINTAIN MARKET POSITION.

        Another factor that will influence our success is the strength of our patent portfolio. Patents give the patent holder the right to keep others out of its patented territory. If someone practices within the patented territory of a patent holder, then the patent holder has the right to charge that person with infringement and begin legal proceedings, which can be lengthy and costly. We perform an ongoing review of our patent portfolio to confirm that our key technologies are adequately protected. If necessary, we may ask that one or more of our patents be re-examined or reissued by the United States patent office.

        The patenting process, enforcement of issued patents, and defense against claims of infringement are inherently risky. Because our Drug and Gene Delivery Division relies heavily on patent protection, for us, the risks are significant and include the following:

               -- Risk of Inadequate Patent Protection for Product. The United States or foreign patent offices may not grant patents of meaningful scope based on the applications we have already filed and those we intend to file. If we do not have patents that adequately protect our human-use equipment and indications for its use, then we will not be competitive.

               -- Risk Important Patents Will Be Judged Invalid. Some of the issued patents we now own or license may be determined to be invalid. If we have to defend the validity of any of our patents, then it will require a lot of time and money to do so, and there is no guarantee of a successful outcome. In the event an important patent related to our drug delivery technology is found to be invalid, we may lose competitive position and may not be able to receive royalties for products covered in part or whole by that patent under license agreements.

               -- Risk of Being Charged With Infringement. Although we try to avoid infringement, there is the risk that we will use a patented technology owned by another person and/or be charged with infringement. Defending against a charge of infringement can involve lengthy and costly legal actions, with no guarantee of a successful outcome. Biotechnology companies of roughly our size and financial position have gone out of business after fighting and losing an infringement battle. If we were prevented from using or selling our human-use equipment, then our business would be seriously affected.

               -- Freedom to Operate Risks. We are aware that patents related to electrically assisted drug delivery have been granted to, and patent applications filed by, our potential competitors. We, along with some of our partners, have taken licenses to some of these patents, and will consider taking additional licenses in the future. Nevertheless, the competitive nature of our field of business and the fact that others have sought patent protection for technologies similar to ours makes these significant risks.

        In addition to patents, we also rely on trade secrets and proprietary know-how. We try to protect this information with appropriate confidentiality and inventions agreements with our employees, scientific advisors, consultants, and collaborators. We cannot assure you that these agreements will not be breached, that we will be able to do much to protect ourselves if they are breached, or that our trade secrets will not otherwise become known or be independently discovered by competitors. If any of these events occurs, then we run the risk of losing control over valuable company information, which could negatively affect our competitive position.

        WE RUN THE RISK THAT OUR TECHNOLOGY WILL BECOME OBSOLETE OR LOSE ITS COMPETITIVE ADVANTAGE.

        The drug delivery business is very competitive, fast moving and intense, and expected to be increasingly so in the future. Other companies and research institutions are developing drug delivery systems that, if not similar in type to our systems, are designed to address the same patient or subject population. Therefore, we cannot promise you that our products will be the best, the safest, the first to market, or the most economical to make or use. If competitors' products are better than ours, for whatever reason, then we will make less money from sales and our products risk becoming obsolete.

        There are many reasons why a potential competitor might be more successful than us, including:

               -- More Money. Some competitors have significantly more money than we do. They can afford more technical and development setbacks than we can, and can devote more resources in an effort to improve development times or pursue alternate approaches.

               -- Greater Experience. Some competitors have been in the drug delivery business longer than we have. They have greater experience than us in critical areas like clinical testing, obtaining regulatory approval, and sales and marketing. This experience or their name recognition may give them a competitive advantage over us.

               -- Superior Patent Position. Some competitors may have a better patent position protecting their technology than we have or will have to protect our technology. If we cannot use our patents to prevent others from copying our technology or developing similar technology, or if we cannot obtain a critical license to another's patent that we need to make and use our equipment, then we would expect our competitive position to lessen.

               -- Faster to Market. Some companies with competitive technologies may move through stages of development, approval, and marketing faster than us. If a competitor receives FDA approval before us, then it will be authorized to sell its products before we can sell ours. Because the first company "to market" often has a significant advantage over late-comers, a second place position could result in less than anticipated sales.

               -- Reimbursement Allowed. In the United States, third party payers, such as Medicare, may reimburse physicians and hospitals for competitors' products but not for our human-use products. This would significantly affect our ability to sell our human-use products in the United States and would have a serious effect on revenues and our business as a whole. Outside of the United States, reimbursement and funding policies vary widely.

        OUR ABILITY TO ACHIEVE SIGNIFICANT REVENUE FROM SALES OR LEASES OF HUMAN-USE EQUIPMENT WILL DEPEND ON ESTABLISHING EFFECTIVE SALES, MARKETING AND DISTRIBUTION CAPABILITIES OR RELATIONSHIPS AND WE LACK SUBSTANTIAL EXPERIENCE IN THESE AREAS.

        Our company has no experience in sales, marketing and distribution of clinical and human-use products. If we want to be direct distributors of the human-use products, then we must develop a marketing and sales force. This would involve a lot of money, training, and time. Alternatively, we may decide to rely on a company with a large distribution system and a large direct sales force to undertake the majority of these activities on our behalf. This route could result in less profit for us, but may permit us to reach market faster. In any event, we may not be able to undertake this effort on our own, or contract with another to do this at a reasonable cost. Regardless of the route we take, we may not be able to successfully commercialize any product.

        WE HAVE OPERATED AT A LOSS AND WE EXPECT TO CONTINUE TO ACCUMULATE A DEFICIT.

        As of March 31, 2001, we had a deficit of $38,238,798. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to grow, as it will be expensive to continue our clinical, research, and development efforts. If these activities are successful, and if we receive approval from the FDA to market human-use equipment, then even more money will be required to market and sell the equipment.

        Most of the cash we received during the year ended March 31, 2001 was from proceeds from issuance of common shares and from sales of BTX research-use equipment. Other funds came from interest income on our investments, revenue under collaborative research and development agreements, Small Business Innovative Research (SBIR) grants, and milestone payments. We do not expect to receive enough money from these sources to completely pay for future activities.

        WE WILL HAVE A NEED FOR SIGNIFICANT AMOUNTS OF MONEY IN THE FUTURE AND THERE IS NO GUARANTEE THAT WE WILL BE ABLE TO OBTAIN THE AMOUNTS WE NEED.

        As discussed, we have operated at a loss, and expect that to continue for some time in the future. Our plans for continuing clinical trials, conducting research, furthering development and, eventually, marketing our human-use equipment will cost signficant amounts of money. The extent of these costs will depend on many factors, including some of the following:

               -- The progress and breadth of preclinical testing and the size of our drug delivery programs, all of which directly influence cost;

               -- The costs involved in complying with the regulatory process to get our human-use products approved, including the number, size, and timing of necessary clinical trials and costs associated with the current assembly and review of existing clinical and pre-clinical information;

               -- The costs involved in patenting our technologies and defending them;

               -- Changes in our existing research and development relationships and our ability to enter into new agreements;

               -- The cost of manufacturing our human-use and research-use equipment; and

               -- Competition for our products and our ability, and that of our partners, to commercialize our products.

        We plan to fund operations by several means. We will attempt to enter into contracts with partners that will fund either general operating expenses or specific programs or projects. Some funding also may be received through government grants. We cannot promise that we will enter into any such contracts or receive such grants, or, if we do, that our partners and the grants will provide enough money to meet our needs.

        In the past, we have raised funds by public and private sale of our stock, and we may do this in the future to raise needed funds. Sale of our stock to new private or public investors usually results in existing stockholders becoming "diluted". The greater the number of shares sold, the greater the dilution. A high degree of dilution can make it difficult for the price of our stock to rise rapidly, among other things. Dilution also lessens a stockholder's voting power.

        We cannot assure you that we will be able to raise money needed to fund operations, or that we will be able to raise money under terms that are favorable to us.

        IF WE DO NOT HAVE ENOUGH MONEY TO FUND OPERATIONS, THEN WE WILL HAVE TO CUT COSTS.

        If we are not able to raise needed money under acceptable terms, then we will have to take measures to cut costs, such as:

               -- Delay, scale back or discontinue one or more of our drug or gene delivery programs or other aspects of operations, including laying off some personnel or stopping or delaying clinical trials;

               -- Sell or license some of our technologies that we would not otherwise give up if we were in a better financial position;

               -- Sell or license some of our technologies under terms that are a lot less favorable than they otherwise might have been if we were in a better financial position; and

               -- Consider merging with another company or positioning ourselves to be acquired by another company.

        If it became necessary to take one or more of those actions, then we may have a lower valuation, which probably would be reflected in our stock price.

        THE MARKET FOR OUR STOCK IS VOLATILE, WHICH COULD ADVERSELY AFFECT AN INVESTMENT IN OUR STOCK.

        Our share price and volume are highly volatile. This is not unusual for biomedical companies of our size, age, and with a discrete market niche. It also is common for the trading volume and price of biotechnology stocks to be unrelated to a company's operations, i.e., to go up or down on positive news and to go up or down on no news. Our stock has exhibited this type of behavior in the past, and may well exhibit it in the future. The historically low trading volume of our stock, in relation to many other biomedical companies of about our size, makes it more likely that a severe fluctuation in volume, either up or down, will affect the stock price.

        Some factors that we would expect to depress the price of our stock include:

               -- Adverse clinical trial results;

               -- Announcement that the FDA denied our request to approve our human-use product for commercialization in the United States, or similar denial by other regulatory bodies which make independent decisions outside the United States. To date, Europe is the only foreign jurisdiction in which we have sought approval for commercialization;

               -- Announcement of legal actions brought by or filed against us for patent or other matters, especially if we do not win such actions;

               -- Cancellation of important corporate partnerships or agreements;

               -- Public concern as to the safety or efficacy of our human-use products including public perceptions regarding gene therapy in general;

               -- Stockholders' decisions, for whatever reasons, to sell large amounts of our stock;

               -- A decreasing cash-on-hand balance to fund operations, or other signs of apparent financial uncertainty; and

               -- Significant advances made by competitors that are perceived to limit our market position.

        OUR DEPENDENCE UPON NON-MARKETED PRODUCTS, LACK OF EXPERIENCE IN MANUFACTURING AND MARKETING HUMAN-USE PRODUCTS, AND OUR CONTINUING DEFICIT MAY RESULT IN EVEN FURTHER FLUCTUATIONS IN OUR TRADING VOLUME AND SHARE PRICE.

        Successful approval, marketing, and sales of our human-use equipment are critical to the financial future of our company. Our products are not yet approved for sale in the United States and some other jurisdictions and we may never obtain those approvals. Even if we do obtain approvals to sell our products, those sales may not be as large or timely as we expect. These uncertainties may cause our operating results to fluctuate dramatically in the next several years. We believe that quarter-to-quarter or annual comparisons of our operating results are not a good indication of our future performance. Nevertheless, these fluctuations may cause us to perform below the expectations of the public market analysts and investors. If this happens, the price of our shares of common stock would likely fall.

        OUR BTX INSTRUMENT DIVISION MARKETS ONLY TO THE ELECTROPORATION PRODUCT NICHE MARKETS AND RELIES ON DISTRIBUTION RELATIONSHIPS FOR SALES.

        The BTX Instrument Division currently markets only electroporation equipment to the research market. If our research-use equipment loses its competitive position, because the BTX Instrument Division does not have any other product line on which to rely, our sales would likely decline. Therefore, if we do not develop and introduce new products directed to research-use electroporation, at a reasonable price, then we will lose pace with our competitors. We may not have the necessary funds for our BTX Instrument Division to stay competitive and that division may not ultimately succeed.

        The research-use equipment is sold through United States and international distributors. Approximately 39% of BTX instrument sales during the twelve months ended March 31, 2001 were through our distribution relationships with the Merck Group, which includes Merck Eurolab Holding GmbH and VWR Scientific Products Corporation. This accounted for about 31% of our total revenue. We rely heavily on our relationships with VWR and Fisher Scientific Company to sell our product in the United States and on Merck Eurolab Holding GmbH to sell our product in Europe. We may not be able to maintain or replace our current distribution relationship with the Merck Group, Fisher, or other distributors, or establish sales, marketing and distribution capabilities of our own. If we cannot develop or maintain distribution relationships for major markets such as the United States and Europe, then the BTX Instrument Division may suffer declining sales, which would have an effect on our financial performance.

        THERE IS A RISK OF PRODUCT LIABILITY WITH HUMAN-USE EQUIPMENT AND RESEARCH-USE EQUIPMENT.

        The testing, marketing and sale of human-use products expose us to significant and unpredictable risks of equipment product liability claims. These claims may arise from patients, clinical trial volunteers, consumers, physicians, hospitals, companies, institutions, researchers or others using, selling, or buying our equipment. Product liability risks are inherent in our business and will exist even after the products are approved for sale. If and when our human-use equipment is commercialized, and with respect to the research-use equipment that is currently marketed by our BTX Instrument Division, we run the risk that use (or misuse) of the equipment will result in personal injury. The chance of such an occurrence will increase after a product type is on the market.

        We purchased liability insurance in connection with the ongoing oncology clinical trials, and we would expect to purchase additional policies for any additional clinical trial. The insurance we purchase may not provide adequate coverage in the event a claim is made, and we may be required to pay claims directly. If we did have to make payment against a claim, then it would impact our financial ability to perform the research, development, and sales activities we have planned.

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

        Disruption of the manufacture of our products, for whatever reason, could delay or interrupt our ability to manufacture or deliver our products to customers on a timely basis. This would be expected to affect revenues and may affect our long-term reputation, as well. In the event we provide product of inferior quality, we run the risk of product liability claims and warranty obligations, which will negatively affect our financial performance.

        Our manufacturing facilities for human-use products will be subject to quality systems regulations, international quality standards and other regulatory requirements, including pre-approval inspection for the human-use equipment and periodic post-approval inspections for all human-use products. While we have undergone and passed a quality systems review from an international body, we have never undergone a quality systems inspection by the FDA. We may not be able to pass an FDA inspection when it occurs. If our facilities are not up to the FDA standards in sufficient time, prior to United States launch of product, then it will result in a delay or termination of our ability to produce the human-use equipment in our facility. Any delay in production will have a negative effect on our business.

        OUR BTX INSTRUMENT DIVISION MUST MANAGE THE RISKS OF INTERNATIONAL OPERATIONS.

        Our BTX Instrument Division sells a significant amount of its research-use equipment to customers outside of the United States. In the year ended March 31, 2001, 35% of BTX's revenues were from BTX sales into non-U.S. countries. Like any company having foreign sales, BTX's sales are influenced by many factors outside of our control.

        For instance, the following factors can negatively influence BTX's sales or profitability in foreign markets:

               -- We are subject to foreign regulatory requirements, foreign tariffs and other trade barriers that may change without sufficient notice;

               -- Our expenses related to international sales and marketing, including money spent to control and manage distributors, may increase to a significant extent due to political and/or economic factors out of our control;

               -- We are subject to various export restrictions and may not be able to obtain export licenses when needed;

               -- Some of the foreign countries in which we do business suffer from political and economic instability;

               -- Some of the foreign currencies in which we do business fluctuate significantly;

               -- We may have difficulty collecting accounts receivables or enforcing other legal rights; and

               -- We are subject to the Foreign Corrupt Practices Act, which may place us at a competitive disadvantage to foreign companies that do not have to adhere to this statute.

        WE DEPEND ON THE CONTINUED EMPLOYMENT OF QUALIFIED PERSONNEL.

        Our success is highly dependent on the people who work for us. If we cannot attract and retain top talent to work in our company, then our business will suffer. Our staff may not decide to stay with our company, and we may not be able to replace departing employees or build departments with qualified individuals.

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

        THE MAJORITY OF OUR DIRECTORS ARE CANADIAN CITIZENS AND SERVICE AND ENFORCEMENT OF LEGAL PROCESS UPON THEM MAY BE DIFFICULT.

        The majority of our directors are residents of Canada and most, if not all, of these persons' assets are located outside of the United States. It may be difficult for a stockholder in the United States to effect service or realize anything from a judgment against these Canadian residents as a result of any possible civil liability resulting from the violation of United States federal securities laws.

        OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN OUR FORWARD-LOOKING STATEMENTS.

        This report contains forward-looking statements, including statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance, especially as they relate to our product development plans and expectation of clinical trial progress and results. These statements are often, but not always, made through the use of words or phrases such as "believe," "anticipate," "may," "could," "believe," "predict," "potential," "continue," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," "outlook" and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this report. Among the key factors that have a direct impact on our results of operations are:

               -- the risks and other factors described under the caption "Risk Factors" in this annual report;

               -- general economic and business conditions;

               -- industry trends;

               -- our assumptions about customer acceptance, overall market penetration and competition from providers of alternative products and services;

               -- our actual funding requirements; and

               -- availability, terms and deployment of capital.

        Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 2. PROPERTIES

        We own no real property and have no plans to acquire any real property in the future. We currently lease a facility of 24,931 square feet at our headquarters in San Diego. This facility provides adequate space for our current research, manufacturing, sales and administrative operations. The current lease runs through December 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings with respect to us, our subsidiaries, or any of our material properties.

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

                                     TORONTO STOCK EXCHANGE       AMERICAN STOCK EXCHANGE
                                              CDN$                          US$
                                  ----------------------------  ------------------------
YEAR ENDED MARCH 31, 2001              HIGH            LOW           HIGH            LOW
-------------------------         -------------  -------------  -------------  ---------
First Quarter                          9.00           4.50           6.19           3.00
Second Quarter                         5.00           1.80           3.25           1.25
Third Quarter                          2.45           1.20           1.75           0.75
Fourth Quarter                         2.40           1.10           1.55           0.75

                                     TORONTO STOCK EXCHANGE       AMERICAN STOCK EXCHANGE
                                              CDN$                          US$
                                  ----------------------------  ------------------------
YEAR ENDED MARCH 31, 2000              HIGH            LOW           HIGH            LOW
-------------------------         -------------  -------------  -------------  ---------
First Quarter                          5.70           4.10           3.875          3.81
Second Quarter                         5.70           3.40           3.873          2.31
Third Quarter                          5.15           4.00           3.500          2.69
Fourth Quarter                        17.40           4.50           11.94          3.00

        On May 10, 2001, the closing price of the Company's common shares was CDN$2.30 on the TSE and US1.48 on the AMEX. As of May 10, 2001, there were approximately 187 registered shareholders of record. In addition, approximately 10,014,550 of the Company's common shares or 30% of the total 33,756,718 issued and outstanding common shares on May 10, 2001, were held among 161 registered United States record holders.

        Dividends

        We have never paid any cash dividends on our common stock and do not expect to pay any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

        In the fiscal year ending March 31, 2001, the Company issued a total of 180,500 shares of its common stock pursuant to the exercise of agent's warrants for a total consideration of $597,455.

        On September 20, 2001, we entered into an exclusive license agreement with the University of South Florida Research Foundation, Inc. ("USF"). Pursuant to the above license agreement, we issued 150,000 common shares and warrants to purchase 600,000 common shares at a purchase price of $2.25 per share until September 14, 2010 to USF and its designees. These shares were issued in a private transaction exempt from registration pursuant to section 4(2) of the Securities Act.

        On January 17, 2001, we completed a public offering in Canada, through Canaccord Capital Corporation, of 6,267,500 common shares at a price of CDN $1.35 per share for gross proceeds of CDN $ 8,461,125 (US $5,640,750) less expenses of CDN $1,102,877 (US $734,368). We also issued to Canaccord 50,000 common shares as compensation for corporate finance services and 500,000 compensation warrants exercisable at CDN $1.35 per share at any time until January 16, 2002. A total of 1,000,000 of these shares were issued to two institutional investors in the United States pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D. The remainder were exempt from registration under Regulation S as an offering conducted on a designated offshore securities market.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following table sets forth our selected consolidated financial data for the periods indicated, derived from audited consolidated financial statements prepared in accordance with accounting principles generally accepted in Canada which conform to accounting principles generally accepted in the United States, except as described in Note 19 to the consolidated financial statements. The data set forth below should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below. Effective January 23, 1998, our Board of Directors approved the change of our fiscal year-end from February 28 to March 31.

The following summarizes certain selected consolidated financial information prepared in accordance with Canadian generally accepted accounting principles, except where noted, with respect to our company and is qualified in its entirety by reference to our Consolidated Financial Statements and the Notes thereto prepared in accordance with Canadian generally accepted accounting principles. All amounts are shown in United States dollars.

                                           TWELVE           TWELVE          TWELVE          THIRTEEN          TWELVE
                                           MONTHS           MONTHS          MONTHS           MONTHS           MONTHS
                                            ENDED            ENDED           ENDED            ENDED            ENDED
                                          MARCH 31,        MARCH 31,        MARCH 31,        MARCH 31,        FEB.28,
FISCAL PERIODS ENDED                        2001             2000             1999             1998             1997
                                         ----------       ----------       ----------       ----------       ----------
Net Sales .........................       4,452,939        4,134,436        3,434,105        3,097,198        3,040,734
License Fee and milestone
  payments ........................          83,333          416,667        4,500,000                0                0
Interest Income ...................         443,629          556,193          300,911          427,498           71,206
Revenues Under Collaborative
  Research and Development
  Arrangements and
  Government grants ...............         560,797          526,236          387,183          134,094           47,439
Net Loss for Period
  Canadian GAAP(1) ................      (8,640,355)      (9,599,942)      (6,603,837)      (7,596,666)      (2,994,610)
  United States GAAP(2) ...........      (8,866,355)     (10,703,830)      (7,150,537)      (7,904,166)      (3,330,110)
Net Loss per Common Share
  Canadian GAAP ...................           (0.31)           (0.43)           (0.33)           (0.43)           (0.24)
  United States GAAP(2) ...........           (0.32)           (0.48)           (0.35)           (0.44)           (0.26)
Total Assets
  Canadian GAAP ...................      11,484,114       14,012,304        9,807,644        9,242,887        4,161,129
  United States GAAP(2) ...........      11,486,266       14,012,304        9,807,644        9,242,887        4,161,129
Long Term Liabilities .............         117,463          118,384          164,276           98,410           95,493
Dividends per Share ...............               0                0                0                0                0

----------

        (1) GAAP means Generally Accepted Accounting Principles.

        (2) Refer to footnote 19 of the audited consolidated financial statements for the year ended March 31, 2001.

        The following is a summary of the results of operations in accordance with accounting principles generally accepted in the United States for fiscal year ended March 31, 2001:(1)


                                                                                                                          Fourth
                                                                                                                          Quarter
                                                                                                                           Ended
                                      First Quarter Ended         Second Quarter Ended        Third Quarter Ended        March 31,
                                          June 30, 2000              Sept. 30, 2000              Dec. 31, 2000             2001
                                     ------------------------    ------------------------   -------------------------    ---------
                                     Previously                  Previously                 Previously
                                      Reported    As Restated     Reported    As Restated    Reported     As Restated
                                     ----------   -----------    ----------   -----------   ----------    -----------    ---------
License fee and
  milestone payments ..............          --        58,823        83,333       142,156            --        58,823     3,470,590

Net income/(loss) before
cumulative effect of change in
  accounting principle ............  (2,007,171)   (1,948,348)   (2,107,320)   (2,048,497)   (2,225,404)   (2,166,581)      944,130
Cumulative effect of a change in
  accounting principle ............          --    (3,647,059)           --            --            --            --            --
                                      ---------    ----------    ----------    ----------    ----------    ----------     ---------
Net income/(loss) .................  (2,007,171)   (5,595,407)   (2,107,320)   (2,048,497)   (2,225,404)   (2,166,581)      944,130
                                     ==========    ==========    ==========    ==========    ==========    ==========     =========
AMOUNTS PER COMMON SHARE:

Income/(loss) before cumulative
  effect of change in accounting
  principle .......................       (0.08)        (0.08)        (0.08)        (0.08)        (0.08)        (0.08)         0.03

Cumulative effect of a change in
  accounting principle ............         --          (0.15)          --            --            --            --            --
                                     ----------    ----------    ----------    ----------    ----------    ----------    ----------
Net loss ..........................       (0.08)        (0.23)        (0.08)        (0.08)        (0.08)        (0.08)         0.03
                                     ==========    ==========    ==========    ==========    ==========    ==========    ==========
Weighted average # shares .........  23,629,490    23,629,490    27,272,642    27,272,642    27,289,218    27,289,218    32,404,066
                                     ==========    ==========    ==========    ==========    ==========    ==========    ==========

-------------------
(1) During the fourth quarter ended March 31, 2001, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Pursuant to Financial Accounting Standards Board Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, effective April 1, 2000, the Company recorded the cumulative effect of the accounting change and accordingly, the quarterly information for the first three quarters of fiscal year ended March 31, 2001 which had been previously reported has been restated. No restatement for the fiscal year ended March 31, 2000 was necessary.

        The following is a summary of the results of operations in accordance with accounting principles generally accepted in the United States for fiscal year ended March 31, 2000:

                                         First Quarter Ended    Second Quarter Ended   Third Quarter Ended   Fourth Quarter Ended
                                             June 30, 1999         Sept. 30, 1999         Dec. 31, 1999         March 31, 2000
                                         -------------------    --------------------   -------------------   --------------------
License fee and
  milestone payments ...............                   --               333,334                83,333                    --

Net income/(loss) before
cumulative effect of change in
accounting principle ...............           (3,046,771)           (3,031,514)           (2,000,566)           (2,624,979)

Cumulative effect of a change in
  accounting principle .............                   --                    --                    --                    --
                                              -----------           -----------           -----------           -----------
Net income/(loss) ..................           (3,046,771)           (3,031,514)           (2,000,566)           (2,624,979)
                                              ===========           ===========           ===========           ===========
AMOUNTS PER COMMON SHARE:

Income/(loss) before cumulative
  effect of change in accounting
  principle ........................                (0.14)                (0.14)                (0.09)                (0.12)

Cumulative effect of a change in
  accounting principle .............                   --                    --                    --                    --
                                              -----------           -----------           -----------           -----------
Net loss ...........................                (0.14)                (0.14)                (0.09)                (0.12)
                                              ===========           ===========           ===========           ===========
Weighted average # shares ..........           21,673,079           (22,017,670)           22,212,606            22,525,405

        The following is a summary of the results of operations in accordance with accounting principles generally accepted in Canada for fiscal year ended March 31, 2001:


                                         First Quarter Ended    Second Quarter Ended   Third Quarter Ended   Fourth Quarter Ended
                                            June 30, 2000          Sept. 30, 2000         Dec. 31, 2000         March 31, 2001
                                         -------------------    --------------------   -------------------   --------------------
License fee and
  milestone payments ...............                   --                83,333                    --                    --

Net income/(loss) before
cumulative effect of change in
 accounting principle ..............           (1,907,280)           (1,902,886)           (2,160,253)           (2,669,936)

Cumulative effect of a change in
  accounting principle .............                   --                    --                    --                    --
                                              -----------           -----------           -----------           -----------
Net income/(loss) ..................           (1,907,280)           (1,902,886)           (2,160,253)           (2,669,936)
                                              ===========           ===========           ===========           ===========
AMOUNTS PER COMMON SHARE:

Income/(loss) before cumulative
  effect of change in accounting
  principle ........................                (0.08)                (0.07)                (0.08)                (0.08)

Cumulative effect of a change in
  accounting principle .............                   --                    --                    --                    --
                                              -----------           -----------           -----------           -----------
Net loss ...........................                (0.08)                (0.07)                (0.08)                (0.08)
                                              ===========           ===========           ===========           ===========
Weighted average # shares ..........           23,629,490            27,272,642            27,289,218            32,404,066

        The following is a summary of the results of operations in accordance with accounting principles generally accepted in Canada for fiscal year ended March 31, 2000:


                                         First Quarter Ended    Second Quarter Ended   Third Quarter Ended   Fourth Quarter Ended
                                            June 30, 1999          Sept. 30, 1999         Dec. 31, 1999         March 31, 2000
                                         -------------------    --------------------   -------------------   --------------------
License fee and
  milestone payments ...............                   --               333,334                83,333                    --

Net income/(loss) before
cumulative effect of change in
 accounting principle ..............           (2,944,228)           (2,243,919)           (1,986,202)           (2,425,593)

Cumulative effect of a change in
  accounting principle .............                   --                    --                    --                    --
                                              -----------           -----------           -----------           -----------
Net income/(loss) ..................           (2,944,228)           (2,243,919)           (1,986,202)           (2,425,593)
                                              ===========           ===========           ===========           ===========
AMOUNTS PER COMMON SHARE:

Income/(loss) before cumulative
  effect of change in accounting
  principle ........................                (0.14)                (0.10)                (0.09)                (0.11)

Cumulative effect of a change in
  accounting principle .............                   --                    --                    --                    --
                                              -----------           -----------           -----------           -----------
Net loss ...........................                (0.14)                (0.10)                (0.09)                (0.11)
                                              ===========           ===========           ===========           ===========
Weighted average # shares ..........           21,673,079            22,017,670            22,212,606            22,525,405


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (All figures in U.S. Dollars unless noted otherwise.)

        The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto prepared in accordance with Canadian GAAP contained elsewhere in this Form 10-K. A reconciliation of amounts presented in accordance with U.S. GAAP is detailed in note 19 to the audited consolidated financial statements for the year ended March 31, 2001.

        The following discussion and analysis explains trends in our financial condition and results of operations for the years ended March 31, 2001, March 31, 2000 and March 31, 1999. This discussion and analysis of the results of operations and financial condition of our Company should be read in conjunction with the Consolidated Financial statements and the Notes thereto included elsewhere in this Form 10-K. The consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles, which conform to United States generally accepted accounting principles, except as described in Note 19 to the Consolidated Financial Statements.

OVERVIEW

        Through its Drug and Gene Delivery Division, the Company is engaged in developing drug and gene delivery systems based on electroporation to be used in the site-specific treatment of disease. Through its BTX Instrument Division, the Company develops, manufactures, and sells electroporation equipment to the research laboratory market for non-human use.

        In the past the Company's revenues primarily reflected product sales to the research market through the BTX Instrument Division, research grants through the Drug and Gene Delivery Division, and revenues from collaborative research and development arrangements. From October 1998 to August 2000 the Company received up-front licensing fees and milestone payments from Ethicon, Inc. and Ethicon Endo-Surgery, Inc.

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

        Due to the expenses incurred in the development of the drug and gene delivery systems, the Company has been unprofitable in the last five years. As of March 31, 2001, the Company has incurred a cumulative deficit of $38,238,798. The Company expects to continue to incur substantial operating losses in the future due to continued spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2001 COMPARED TO YEAR ENDED MARCH 31, 2000

        REVENUES

        The BTX Instrument Division produced net sales of $4,452,939 for the twelve months ended March 31, 2001, compared with net sales of $3,827,537, for the twelve months ended March 31, 2000, which meant an increase of $625,402, or 16.3%. The primary factor contributing to this increase was the result of higher sales through the Company's main distributors, VWR Scientific and Merck Eurolab, both members of the Merck Group. Merck Eurolab was added as a distributor in April of 2000. Also, in December 2000 the Company signed a non-exclusive distributorship agreement with Fisher Scientific Company to further promote sales to the United States.

        Non-U.S. sales increased by $332,693, or 27%, from $1,229,371 for the twelve months ended March 31, 2000 to $1,562,064 for the twelve months ended March 31, 2001. Export sales as a percentage of total sales by the BTX Instrument Division increased slightly from 32% in the twelve months ended March 31, 2000 to 35% in the twelve months ended March 31, 2001. The increase is mainly attributable to the addition of Merck Eurolab as a distributor to promote sales to Europe.

        Total sales for the Company increased only by 8% since in the Drug Delivery Division no product for clinical trials was shipped in the year ended March 31, 2001 as opposed to shipments in the previous year. That is mainly attributable to the fact that the Phase II clinical trials were winding down and that in July 2000 the Company received notice from Ethicon that it had elected to exercise its discretionary right to terminate the License and Development Agreement and Supply Agreement.

        Revenues from government grants funding decreased from $334,901 for the year ended March 31, 2000 to $101,086 for the year ended March 31, 2001. The reason for the decrease in grant revenues was that activities for grants awarded in previous years in the Oncology field and Gene Therapy field were winding down in the year ended March 31, 2001 and all active grants had expired by December 31, 2000. No new grants have been awarded as of the time of this filing. Revenues from grant funding may fluctuate from period to period based on the level of grant funding awarded and the level of research activity related to the grants awarded.

        During the year ended March 31, 2001 the Drug and Gene Delivery Division recorded revenues under collaborative research and development arrangements in the amount of $459,711 as a result of collaborative research agreements to develop electroporation technology for use in particular gene therapy applications. This represents a significant increase over the same period of the previous year since the Company did not enter into these research agreements until the end of calendar 1999.

        In August 2000, the Company received from Ethicon a final milestone payment in the amount of $83,333 in accordance with the above mentioned terminated License and Development Agreement.

        Interest income for the year ended March 31, 2001 in the amount of $443,629 decreased by $112,564, or 25%, compared to the interest income for the year ended March 31, 2000 in the amount of $556,193. The decrease in interest income was attributable to the cash used in operating activities which resulted in decreased levels of interest bearing financial instruments.

COST OF SALES

        Cost of sales for the BTX Instrument Division increased by $143,146, or 8%, from $1,781,972, for the twelve months ended March 31, 2000 to $1,925,118 for the twelve months ended March 31, 2001. The increase was primarily a result of the 16.5% increase in net sales.

GROSS PROFIT AND GROSS MARGIN

        Primarily due to the higher sales, the gross profit for the BTX Instrument Division for the twelve months ended March 31, 2001 in the amount of $2,527,821, increased by $482,256, or 24%, compared with $2,045,565 for the twelve months ended March 31, 2000.

        The gross profit margin for BTX products increased slightly from 53% for the twelve months ended March 31, 2000 to 57% for the twelve months ended March 31, 2001. The 4% increase is mainly attributable to a change in product mix in favor of products with a higher profit margin due to the successful implementation of a niche market strategy in developing a market for the ECM 830 and ECM 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses which include advertising, promotion and selling expenses, increased by $121,895, or 2%, from $5,610,830 for the twelve months ended March 31, 2000 to $5,732,725 for the twelve months ended March 31, 2001. While selling expenses for the year ended March 31, 2001 remained relatively constant compared to the previous year, general and administrative expenses increased slightly. The increase was primarily due to legal expenses incurred in the year ended March 31, 2001 for a review of our patent portfolio by a third party as well as legal expenses incurred for the planned continuation of the Company into the U.S. The increased legal expenses more than offset a decrease of other administrative expenses due to the closing of Genetronics SA as well as a decrease of outside consulting services.

RESEARCH AND DEVELOPMENT/CLINICAL TRIALS

        Research and development costs decreased by $540,843, or 8%, from $6,977,220 for the twelve months ended March 31, 2000 to $6,436,377 for the twelve months ended March 31, 2001.

        The expenses in the twelve months ended March 31, 2001, decreased over the previous year, primarily in the clinical and regulatory areas as a result of the delay of initiation of pivotal and other clinical trials in the U.S. These lower expenses more than offset higher expenses in the Gene Therapy area due to the increased focus on this field and higher engineering expenses in the BTX Instrument Division. The higher BTX Instrument engineering expenses were primarily related to an increase in the effective headcount and skill level of personnel assigned to a project to improve manufacturability and engineering design of the overall BTX product line.

NET INCOME/LOSS (NET INCOME/LOSS OF REPORTABLE SEGMENTS DOES NOT INCLUDE UNALLOCATED ITEMS SUCH AS INTEREST INCOME AND EXPENSE AND GENERAL AND ADMINISTRATIVE COSTS)

        The BTX Instrument Division reported a net income in the amount of $670,903 for the twelve months ended March 31, 2001 compared to a net income in the amount of $332,657 for the twelve months ended March 31, 2000. The $338,246 increase was attributable to the 16.5% increase in net sales, which more than offset the higher operating expenses.

        The Drug and Gene Delivery Division reported a net loss in the amount of $5,166,428 for the twelve months ended March 31, 2001 compared to a net loss in the amount of $6,073,667 for the twelve months ended March 31, 2000, a decrease of $907,239. The decrease is a result of lower operating expenditures in the year ended March 31, 2001, which did not include -- as opposed to the previous year -- any restructuring charges. The lower operating expenses more than offset the decrease in revenues for the Drug Delivery Division, which were a result of lower revenues from grant funding and milestone payments.

        For the twelve months ended March 31, 2001 the Company recorded a total net loss of $8,640,355 compared with a total net loss of $9,599,942 for the twelve months ended March 31, 2000, which meant a decrease of $959,587, or 10%. The higher loss in the previous year was mainly attributable to the one-time restructuring charges in the amount of $ 597,183 and the higher research and development expenses.

        YEAR ENDED MARCH 31,2000 COMPARED TO YEAR ENDED MARCH 31, 1999


REVENUES

        The BTX Instrument Division produced net sales of $3,827,537 for the twelve months ended March 31, 2000, compared with net sales of $3,434,105 for the twelve months ended March 31, 1999, which meant an increase of $393,432, or 11%. The primary factor contributing to this increase was the result of higher sales through domestic distributors, which increased by 31% over the previous year due to the successful implementation of the dedicated life sciences program at VWR.

        Non-U.S. sales were basically flat. They decreased by $30,370, or 2%, from $1,259,741 for the twelve months ended March 31, 1999 to $1,229,371 for the twelve months ended March 31, 2000. As a result of the increased sales to domestic distributors non-U.S. sales as a percentage of total sales by the BTX Instrument Division decreased from 37% in the twelve months ended March 31, 1999 to 32% in the twelve months ended March 31, 2000.

        In August of 1999 we introduced the ECM 630, an Exponential Decay Wave Electroporation system, which utilizes a Precision Pulse Technology, the new BTX Platform technology, and an all-new digital user interface. The introduction of the new product also resulted in additional sales amounting to $448,629. The overall increase in sales was also attributed to the increased focus on application-based sales in the in vivo gene therapy area.

        Our Drug and Gene Delivery Division had its first product sales in the twelve months ended March 31, 2000 in the amount of $306,899. The product sales were to Ethicon and consisted of medical instruments and applicators which were designated for market development activities and future clinical trials.

        Revenues from grant funding decreased from $354,135 for the twelve months ended March 31, 1999 to $334,901 for the twelve months ended March 31, 2000. The grant revenues in the twelve months ended March 31, 2000 were primarily a result of activities within the oncology field for which a Phase II Small Business Innovative Research (SBIR) grant was awarded to us by the National Institutes of Health ("NIH") in September 1997. In the year ended March 31, 2000 we also received revenues from a Phase I SBIR grant which was awarded in February of 1999 for an In Vivo Skin-Targeted Gene Therapy project. Revenues from grant funding may fluctuate from period to period based on the level of grant funding awarded and the level of research activity related to the grants awarded.

        In the twelve months ended March 31, 2000, our Drug and Gene Delivery Division recorded milestone revenues in the amount of $416,667. The milestones achieved were part of the License and Development Agreement with Ethicon involving the use of the MedPulser(R) system for Electroporation Therapy in the treatment of solid tumor cancer. The decrease in license fees and milestone payments from $4,500,000 for the twelve months ended March 31, 1999 to $416,667 for the twelve months ended March 31, 2000 was a result of the $4,000,000 licensing fee received from Ethicon in October of 1998. Milestone revenues may fluctuate from period to period due to the existence or absence of contractual milestones, the timing of milestone achievements, the amount of milestone payments, and whether milestones were achieved.

        In the twelve months ended March 31, 2000 we recorded contract research revenues under collaborative research and development arrangements in the amount of $191,335, primarily as a result of collaborative research agreements to develop our electroporation technology for use in particular gene therapy applications.

        Interest income for the twelve months ended March 31, 2000 in the amount of $556,193 increased by $255,282, or 85%, compared to the interest income for the twelve months ended March 31, 1999 in the amount of $300,911. The increase in interest income was attributable to the proceeds from the private placement in June 1999, which were invested in interest-bearing instruments.

COST OF SALES


        Cost of sales for our BTX Instrument Division increased by $143,337, or 9%, from $1,638,635, for the twelve months ended March 31, 1999 to $1,781,972, for the twelve months ended March 31, 2000. The increase was primarily a result of higher net sales.

        Our Drug and Gene Delivery Division recorded cost of sales in the amount of $241,927 for the twelve months ended March 31, 2000. For the prior year no cost of sales were incurred since no products were sold.

GROSS PROFIT AND GROSS MARGIN


        Primarily due to the higher sales, the gross profit for our BTX Instrument Division for the twelve months ended March 31, 2000 in the amount of $2,045,565, increased by $250,095, or 14%, compared with $1,795,470 for the twelve months ended March 31, 1999.

        The gross profit margin for BTX products increased from 52% for the twelve months ended March 31, 1999 to 53% for the twelve months ended March 31, 2000.

        Our Drug Delivery Division recorded a gross profit in the amount of $64,972 for the twelve months ended March 31, 2000. The low gross profit margin of 21% was expected since the products sold were designated for market development and future clinical trials and therefore were sold at a highly discounted price.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


        Selling, general and administrative expenses, which include advertising, promotion and selling expenses, increased by $129,779, or 2%, from $5,481,051 for the twelve months ended March 31, 1999 to $5,610,830 for the twelve months ended March 31, 2000. The increase was primarily due to higher sales and marketing expenses in our BTX Instrument Division, partially as a result of efforts to increase product sales and promote the newly introduced ECM 630. General and administrative expenses for the year ended March 31, 2000 remained at about the same level as for the year ended March 31, 1999.

RESEARCH AND DEVELOPMENT/CLINICAL TRIALS

        Research and development costs decreased by $1,109,739, or 14%, from $8,086,959 for the twelve months ended March 31, 1999 to $6,977,220 for the twelve months ended March 31, 2000.

        The overall lower research and development expenses were primarily a result of lower clinical/regulatory expenses due to the winding down of the Head & Neck Phase II clinical trials in the United States and Canada and decreased activities related to the development of the Drug and Gene Delivery products. Reduced expenses in the transdermal and vascular therapy areas, as the result of a shift in our primary focus to oncology and gene therapy, also contributed to the lower research and development expenses. The above noted lower R&D expenses in our Drug and Gene Delivery Division more than offset increased engineering expenses in our BTX Instrument Division, which were incurred in the process of upgrades to certain BTX instrument products.

RESTRUCTURING CHARGES

        In the summer of 1999 we undertook a review of our operating structure to identify opportunities to improve operating effectiveness. As a result of this review, certain staffing changes occurred. We also announced that our employment of two senior executives ended in September 1999. In December

1999, we entered into an Agreement for Termination of Employment with each of the two senior executives. In accordance with the staffing changes and the terms of the Termination of Employment Agreements, we recorded restructuring charges of $597,183 for the twelve months ended March 31, 2000. We paid $309,141 of the restructuring charges in the fiscal year ended March 31, 2000 and $277,151 in the fiscal year ended March 31, 2001.

NET INCOME/LOSS (NET INCOME/LOSS OF REPORTABLE SEGMENTS DO NOT INCLUDE UNALLOCATED ITEMS SUCH AS INTEREST INCOME AND EXPENSE AND GENERAL AND ADMINISTRATIVE COSTS)

        Our BTX Instrument Division reported a net income in the amount of $332,657 for the twelve months ended March 31, 2000 compared to a net income in the amount of $366,386 for the twelve months ended March 31, 1999. The lower net income for the year ended March 31, 2000 was attributable to the higher engineering expenses to upgrade certain BTX instrument products and the increase in sales and marketing expenses. The higher operating expenses more than offset the higher gross profit for the year.

        The Drug and Gene Delivery Division reported a net loss in the amount of $6,073,667 for the twelve months ended March 31, 2000 compared to a net loss in the amount of $2,858,343 for the twelve months ended March 31, 1999, an increase of $3,215,324. The increase in net loss was a result of the one-time $4,000,000 up-front licensing fee received in the twelve months ended March 31, 1999 from Ethicon as part of the License and Development Agreement. Not including the one-time licensing fee, the net loss for the year ended March 31, 2000 decreased by approximately $785,000, primarily as a result of the lower research and development expenses.

For U.S. GAAP purposes, during the fourth quarter ended March 31, 2001, the Company changed its accounting policy for upfront non-refundable license payments received in connection with collaborative license arrangements in accordance with Staff Accounting Bulletin No. 101 (SAB 101), as amended by SAB 101(A) and (B), issued by the U. S. Securities and Exchange Commission. The one-time $4,000,000 up-front licensing fee was received in the fiscal year ended March 31, 1999. In accordance with SAB 101, the Company is required to record these fees over the life of the arrangement, which was terminated in the year ended March 31, 2001. As a result of this change, revenues in the year ended March 31, 2001 have increased by $3,647,059 and the cumulative effect of this change in accounting principle is a charge of $3,647,059 to net loss in the year ended March 31, 2001.

        For the twelve months ended March 31, 2000 the Company recorded a total net loss of $9,599,942 compared with a total net loss of $6,603,837 for the twelve months ended March 31, 1999, which meant an increased loss of $2,996,105, or 45%. The lower loss for the twelve months ended March 31, 1999 was primarily a result of the $4,000,000 up-front license fee received from Ethicon in October of 1998.

        The Company does not believe that inflation has had a material impact on its result of operations for the years ended March 31, 2001, March 31, 2000, and March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        During the last five fiscal years, the Company's primary uses of cash have been to finance research and development activities and clinical trial activities in the Drug and Gene Delivery Division. Since inception, the Company has satisfied its cash requirements principally from proceeds from the sale of equity securities. In June 1999 the Company closed a private placement of 4,187,500 Special Warrants at a price of $3.00 per special warrant for total consideration of $12,562,500 before deducting the agent's commission and share issue costs of $1,498,742. In March 2000, the Company issued 23,000 common shares pursuant to the exercise and conversion of 23,000 Special Warrants and on June 16, 2000 the remaining 4,164,500 Special Warrants were exercised and converted into common shares. During the year ended March 31, 2000, 988,542 common shares were issued upon exercise of options in the amount of $1,516,239.

        In connection with the issuance of 4,187,500 Special Warrants, the Company issued to the Agent 418,750 compensation warrants exercisable at a price of $3.31 per share. During the year ended March 31, 2000, the Company issued 151,300 common shares pursuant to the exercise of 151,300 of these compensation warrants for net proceeds to the Company in the amount of $500,803. During the twelve months ended March 31, 2001 the Company issued 180,500 common shares pursuant to the exercise of 180,500 of these compensation warrants for net proceeds to the Company in the amount of $597,455. The remaining 86,950 compensation warrants expired unexercised on June 16, 2000.

        On January 17, 2001 the Company completed a public offering of 6,267,500 common shares at a price of Canadian $1.35 per share for gross proceeds of Canadian $8,461,125 (US $5,640,750) less expenses of Canadian $1,102,877 (US $734,368). The Company has also issued to the Agent compensation warrants exercisable until January 16, 2002 to purchase 500,000 common shares, at Canadian $1.35 per common share. During the year ended March 31, 2001, 111,894 common shares were issued upon the exercise of stock options in the amount of $249,332. 50,000 common shares were also issued as compensation for corporate finance services.

        As of March 31, 2001, the Company had working capital of $6,734,717, compared to $9,508,012, as of March 31, 2000. The decrease is a result of the $8,640,355 net loss for the year ended March 31, 2001, mainly offset by the net proceeds of $5,798,169 from the issuance of common shares.

        Accounts receivable decreased by $216,924, or 19%, from $1,120,450 at March 31, 2000 to $903,526 at March 31, 2001. The decrease was primarily a result of the payment in the first quarter of 2000 of Ethicon receivables that had been outstanding as of March 31, 2000. Receivables from Ethicon decreased since no product for clinical trials was shipped in the twelve months ended March 31, 2001.

        Inventories increased from $611,642 at March 31, 2000 to $756,543 at March 31, 2001, primarily as the result of a build-up of inventory in the BTX Instrument Division. The Company built up finished goods inventory levels in anticipation of substantial orders from Merck Eurolab, a European distributor. As of March 31, 2001 these anticipated orders still had not been received at the level expected as it has taken longer than planned to promote the distribution to the nine divisions of Merck Eurolab situated in various countries in Europe. In addition, the newly signed agreement with Fisher Scientific Company requires the Company to meet delivery schedules, which necessitated increased inventory levels. Also, in order to eliminate backorders, the Company increased safety stock levels, which resulted in a higher overall inventory level.

        Current liabilities decreased from $2,105,847 at March 31, 2000 to $ 1,512,545 at March 31, 2001. A part of the year-end accruals as of March 31, 2000 consisted of $288,042 accrued restructuring charges which, except for $10,891, were paid during the year ended March 31, 2001. Also, deferred revenues decreased from $268,665 as of March 31, 2000 to $50,029 as of March 31, 2001. The reason for the decrease is that a large up-front cash payment was received towards the end of the year ended March 31, 2000 from one of the Company's collaborative research partners was initially booked as deferred revenue and then recognized as revenues during the year ended March 31, 2001.

        Our cash requirements are dependent upon a number of factors, including the achievement and timing of regulatory approvals, the timing and expense of preclinical and clinical studies, sales and marketing of our BTX and MedPulser(R) products, new technological innovations, market acceptance of our products and potential products, grant funding and the establishment of new collaborative research and development arrangements. We believe we have sufficient funds to support our planned operations at least through the next twelve months.

        Our long term capital requirements will depend on numerous factors including:


               The progress and magnitude of the research and development programs, including preclinical and clinical trials;


               The time involved in obtaining regulatory approvals;


               The cost involved in filing and maintaining patent claims;


               Competitor and market conditions;


               Our ability to establish and maintain collaborative arrangements;


               Our ability to obtain grants to finance research and development projects; and


               The cost of manufacturing scale-up and the cost of commercialization activities and arrangements

        Our ability to generate substantial funding to continue research and development activities, preclinical and clinical studies and clinical trials and manufacturing, scale-up, and selling, general, and administrative activities is subject to a number of risks and uncertainties and will depend on numerous factors including:


               Our ability to raise funds in the future through public or private financings, collaborative arrangements, grant awards or from other sources;

               The potential for our company to obtain equity investments, collaborative arrangements, license agreements or development or other funding programs in exchange for manufacturing, marketing, distribution or other rights to products developed by our company; and


             Our ability to maintain our existing collaborative arrangements.

        We cannot guarantee that additional funding will be available when needed or on favorable terms. If it is not, we will be required to scale back our research and development programs, preclinical studies and clinical trials, and selling, general, and administrative activities, or otherwise reduce or cease operations and its business and financial results and condition would be materially adversely affected.

ITEM 7A QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        INTEREST RATE RISK

        The Company is subject to interest rate risk on its capital lease arrangements which carry an average fixed annual rate of approximately 17% and on its cash equivalents and short term investments which at March 31, 2001 had an average interest rate of approximately 5.4%.

        FOREIGN CURRENCY RISK

        Foreign exchange risk arises as approximately $500,000 CDN of expenses for the year ended March 31, 2001 were incurred in Canadian dollars. A 10% increase in the Canadian dollar relative to the U.S. dollar would result in an increase in loss and cash outflow of approximately $33,250 for the year ended March 31, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        EXECUTIVE OFFICERS AND DIRECTORS

        All directors serve a one year term until the next Annual Meeting in 2001. Our executive officers and directors, the positions held by them and their ages as of March 31, 2001 are as follows:

NAME                            AGE    TITLE
----                            ---    -----
Martin Nash (5) ............    54     Director, President and Chief Executive
                                       Officer
Grant W. Denison,
Jr.(1)(3)(6) ...............    51     Director

Mervyn J. McCulloch ........    57     Chief Financial Officer
Terry Gibson ...............    60     Chief Operating Officer
William K. Dix .............    45     General Counsel and Secretary
George M. Gill .............    68     Vice President, Clinical Research and
                                       Regulatory Affairs
Babak Nemati ...............    34     Vice President, Corporate Development
James L. Heppell (1)(3) ....    45     Director, Chairman of the Board
Suzanne L. Wood (2)(3) .....    44     Director
Gordon J.
Politeski (1)(2)(3) ........    57     Director
Felix Theeuwes (2)(3) ......    63     Director
Gordon Blankstein (1)(3) ...    50     Director
Tazdin Esmail (1)(3)(4) ....    53     Director

----------


(1)  Member of the Compensation Committee

(2)  Member of the Audit Committee

(3)  Member of Nomination and Corporate Governance Committee

(4)  Mr. Esmail was appointed to the Board on August 7, 2000.

(5) Mr. Nash's service as President and Chief Executive Officer concluded on May 14, 2001.

(6) Mr. Denison was appointed President and Chief Executive Officer on May 14, 2001. He resigned as a member of the Compensation and Nomination and Corporate Governance Committees on the same date.

        GRANT W. DENISON, JR. has been a director of our company and Genetronics, Inc. since May 2000. On May 14, 2001, he was appointed President and Chief Executive Officer. He is co-founder, Chairman and Chief Executive Officer of BioMarin Pharmaceutical Inc., Novato, California, with 25 years experience in pharmaceutical management. Prior to his present position, he served as President, Consumer Products, and as Corporate Senior Vice President, Business Development, for Searle, responsible for the general management of Searle's consumer products business and all pharmaceutical, diagnostics and consumer licensing and development. He also served as Vice President, Corporate Planning for Searle's parent company, Monsanto Company, during a period of major restructuring and portfolio realignment, and as President of Searle's United States operations during a period of significant sales and earnings growth in the late 1980s. Prior to joining Searle, Mr. Denison was Vice President, International Operations for Squibb Medical Systems. He also held various management positions at Pfizer, Inc. including Vice President, Pharmaceutical Planning and Business Development, and was responsible for the formation of numerous licensing, acquisition and strategic alliances. Mr. Denison previously served on the board of Genetronics, Inc. from May 1996 to August 1998. He also serves as director of several companies including York Medical, Inc., Nastech Pharmaceutical, Dentalview and Clubb BioCapital. Mr. Denison holds an M.B.A. from Harvard Graduate School of Business Administration and an A.B. in Mathematical Economics from Colgate University.

        MERVYN J. MCCULLOCH joined our company as Chief Financial Officer in November 2000. Prior to joining our company, Mr. McCulloch was since July 2000 Interim Chief Financial Officer of Advanced Tissue Sciences Inc. From June 1999 to June 2000, he was Executive Vice President and Chief Financial Officer of Fairlight Inc., a digital audio and video post production software technology company. From October 1996 to June 1999, he was Chief Financial Officer of Global Diamond Resources Inc, a public company. From February 1996 to September 1999, he served as Chief Operating Officer and Chief Financial Officer of Santa Fe Ventures, a high technology venture fund. From 1990 to January 1995, Mr. McCulloch was Executive Vice President and Chief Financial Officer of Armor All Products Corporation, a public company listed on NASDAQ. From 1972 to 1990, he was an Audit Partner of Deloitte & Touche. Mr. McCulloch received his Accounting Degree in 1966 from the University of South Africa, his Chartered Accountant
(SA) designation from the South African Institute of Chartered Accountants (SA) in 1967 and his Certified Public Accountant designation in 1985 from the American Institute of Certified Public Accountants. He has also studied at the University of Witwatersrand Graduate Business School, Executive Development Program.

        TERRY GIBSON joined our company in September 2000 as Chief Operating Officer. From 1992 to 2000, Mr. Gibson was Vice-President of Operations at Advanced Tissue Sciences, Inc., a NASDAQ listed company based in La Jolla, California, where he was responsible for the operating functions of manufacturing, materials management, distribution, facilities, engineering and process development. He also coordinated business planning and alliance management for Advanced Tissue. Mr. Gibson has a Bachelor of Science degree in medicinal chemistry, a Bachelor of Science degree in pharmacy, and a Masters of Science degree in bionucleonics from Purdue University. He also attended the executive MBA program at Lake Forest College.

        WILLIAM K. DIX joined our company in February 2001 as General Counsel. In March, he was appointed Secretary. In May 2001, he was appointed Vice President, Legal Affairs. Mr. Dix was formerly Vice President and General Counsel for Metabolife International, Inc. a nutritional supplement company from October 1999 through October 2000. From May 1996 to October 1999, Mr. Dix was Vice President and General Counsel of Jenny Craig, Inc., (NYSE). From March 1994 to May 1996, Mr. Dix was Assistant Vice President and Senior Counsel for Aetna Health Plans (NYSE) and from March 1989 to March 1994, Mr. Dix was Counsel for Science Applications International Corporation, the largest employee-owned research and development company in the United States. Mr. Dix is a 1986 graduate of the Georgetown University Law Center.

        GEORGE M. GILL, M.D. joined our company in December 1999 as Vice President, Clinical Research and Regulatory Affairs. From 1968 to 1984, Dr. Gill served in various capacities such as research physician, director and chairman with Hofman-La Roche, Inc. From 1984 to 1990, Dr. Gill held the positions of group director, executive director and vice president of Bristol-Myers Company, Pharmaceutical Research and Development Division. From 1990 to 1992, he was director of clinical research and senior director of ICI Pharmaceuticals Group (now AstraZeneca). From September 1992 to December 1999, Dr. Gill served as Vice President, Clinical Research and Development and Vice President, Medical Affairs for Ligand Pharmaceuticals, Inc. Dr. Gill has had numerous hospital, institutional and academic appointments in the United States throughout his lengthy career and has published more than two dozen medical books and abstracts. He received his Bachelor of Science from Dickinson College, Pennsylvania and his M.D. from the University of Pennsylvania, Philadelphia.

        BABAK NEMATI, Ph.D. joined our company in August 2000 as Vice President, Corporate Development. Since 1997, Dr. Nemati served in various capacities for Johnson & Johnson as Director, Surgical Oncology, Program Director, Oncology Products, Manager, New Business Development. From May 1996 to October 1997, he was Senior Manager, New Product Development for Candela Corporation. From June 1995 to May 1996, Dr. Nemati was Director, Technology Commercialization of Soma Research Corporation. Dr. Nemati studied at the University of Texas at Austin where he received his Doctor of Philosophy in electrical engineering, Master of Science in electrical engineering, Bachelor of Arts in Physics and Bachelor of Science in Mathematics.

        JAMES L. HEPPELL, L.L.B. has been a director of our company and Genetronics, Inc. since September 1994, Interim Chairman of the Board since September 1999 and Chairman of the Board since March 2001. Mr. Heppell is a founding partner at Catalyst Corporate Finance Lawyers in British Columbia. Mr. Heppell provides corporate finance legal services to technology issuers. His expertise lies in representing biotechnology companies, instructing and carrying out cross-border financings and in dealing with the requirements of all major Canadian exchanges, as well as NASDAQ. Mr. Heppell is also director of Duran Ventures Inc., Secretary of Nucleus BioScience Inc., director and Secretary of Pheromone Sciences Corp., Secretary of Forbes Medi-Tech Inc. and director of Harmony Integrated Solutions, Inc. In addition to his LL.B., Mr. Heppell has a Bachelor of Science degree in Microbiology from the University of British Columbia.

        SUZANNE L. WOOD has been a director of our company and Genetronics, Inc. since June 1989. Ms. Wood is a principal of Wood & Associates, a financial and management consulting firm servicing public and private companies since 1982. She is currently President and director of MicroAccel, Inc., President and director of Blue Lagoon Ventures Inc., and a director of Visa Gold Explorations Inc. Her experience in financial and corporate management include positions as past President and director of The Neptune Society, Inc., director of Envoy Communications Group Ltd., controller and director of the Mitek Group of Companies and Vice President and director of Barrington Petroleum Inc. Ms. Wood received her Bachelor of Arts from the University of British Columbia, where she also attained three years of post-graduate training. During her employment with Revenue Canada Taxation in the Business Audit Division, she completed four levels of the Certified General Accountants Program.

        GORDON J. POLITESKI has been a director of our company and Genetronics, Inc. since May 1997. Mr. Politeski is currently retired. From August 1997 to June 1998, he was President and Chief Executive Officer of Harley Street Software, involved in ambulatory ECG monitoring, and from April 1992 to March 1997, he was President and Chief Executive Officer of Nortran Pharmaceuticals, Inc. where he took the company's first drug candidate successfully through a Phase I clinical trial. As founding President and Chief Executive Officer of Biomira, Inc., a cancer diagnostics and therapy company, Mr. Politeski took Biomira from the former Alberta Stock Exchange to the TSE and subsequently to the NASDAQ. He has also served as President and General Manager for Allergan Pharmaceuticals in ophthalmology. Mr. Politeski is currently the Chairman and a director of Pheromone Sciences Corp. (formerly Sabertooth Holdings, Inc.), a director of BCY Ventures, Inc., a director of Brisbane Capital Corp and a former director of Daybreak Resources Corporation (formerly Empress Capital Corp.). Mr. Politeski is a graduate of the University of Saskatchewan and the Amos Tuck Executive Program at Dartmouth University.

        FELIX THEEUWES, Ph.D. has been a director of our company and Genetronics, Inc. since August, 1999. From 1970 to June 1999 Dr. Theeuwes held various positions within Alza Corporation, directing research, technology development and product development for a variety of controlled drug delivery systems. Dr. Theeuwes co-founded Durect Corporation where he is presently the Chairman and Chief Scientific Officer. Durect Corporation spun out from Alza Corporation focusing on the development of Pharmaceutical Systems starting with applications of the DUROS(TM) system technology. Dr. Theeuwes' work at Alza led to the product introduction of the Alzet(R) mini osmotic pump series for animal research, and the OROS(R) systems series of products. He directed research in transdermal research and development, initiated the electrotransport/ ionphoresis program, and initiated the DUROS(TM) osmotic implant program. Dr. Theeuwes holds more than 210 United States patents covering these systems and has published more than 80 articles and chapters of books. Dr. Theeuwes is a member of the board of directors of Vinifera Inc., Tibotec Group N.V. and Durect Corporation and a member of the scientific advisory board at Antigenics. In 1993, Dr. Theeuwes completed the Stanford Executive Program at Palo Alto, California.

        W. GORDON BLANKSTEIN has been a director of our Company and Genetronics, Inc. since September 1999. He is the Chairman of the Board since October 1996 and Chief Executive Officer since November 1999 of Global Light Telecommunications Inc., a telecommunications company listed on AMEX. He also serves as a director of certain other telecommunications companies, including Bestel, S.A. de C.V. and NeTrue Communications Inc. and as the Chairman of the Board of New World Networks Holding, Ltd. Mr. Blankstein was a member of the Policy Advisory Committee of the VSE. He holds a bachelor's degree and a M.B.A. from the University of British Columbia.

        TAZDIN ESMAIL has been a director of our company and Genetronics, Inc. since August 2000. Mr. Esmail is the Chairman of the Board of Directors, President, Chief Executive Officer and a director of Forbes Medi-Tech Inc., a company listed on the TSE and NASDAQ. He has been with Forbes Medi-Tech Inc. since March 1992. Mr. Esmail has over 20 years experience in the biomedical and pharmaceutical fields. Mr. Esmail was formerly Vice President, Medical Operations of QLT PhotoTherapeutics Inc., formerly Quadra Logic Technologies Inc., a Vancouver-based biotechnology company. In this role, he was responsible for both operations and strategic development. Prior to Quadra Logic, he was with Cyanamid Canada Inc., a subsidiary of American Cyanamid Company, in its Lederle multinational pharmaceutical division where he held several progressive senior management positions in areas such as strategic planning, sales and marketing, new product development, marketing research and management training.

        MARTIN NASH served as the President and Chief Executive Officer of our company from September 1999 to May 14, 2001. He has been a director since July 1997. From June 1999 to November 2000, he was our Chief Financial Officer. From April 1996 to September 1999 he was our Senior Vice President. He has also served as Senior Vice President of our subsidiary, Genetronics, Inc. since June 1994 and a director of Genetronics, Inc. since April 1996. Prior to joining Genetronics, Inc. in 1994, Mr. Nash was co-founder, Chief Executive Officer and Chief Financial Officer of Cypros Pharmaceutical Corporation (NASDAQ), co-founder of Corvas International, Inc. (NASDAQ), and Vice President of Corporate Development at

Synbiotics (NASDAQ). He was also President of Molecular Biosystems, Inc. (NYSE) and held a variety of marketing and business development management positions at Ortho Diagnostics Systems, Inc., a division of Johnson & Johnson, Inc., and at Becton Dickinson & Company. In 1990 Mr. Nash was President of the Association of Biotechnology Companies. Mr. Nash received a Bachelor of Arts and Sciences from Boston College.

        COMMITTEES OF THE BOARD OF DIRECTORS

        The Audit Committee meets with our independent auditors at least annually to review the results of the annual audit and discuss the financial statements; recommends to the Board the independent auditors to be retained; and receives and considers the auditors' comments (out of the presence of management) as to adequacy of staff and management performance and procedures in connection with the audit. The Audit Committee is composed of three directors:
Suzanne L. Wood (Chair), Gordon J. Politeski and Felix Theeuwes.

        The Compensation Committee makes recommendations based upon management's suggestions regarding the salaries and incentive compensation for officers and key employees and performs such other functions regarding compensation as the Board may delegate. The Compensation Committee is composed of James L. Heppell (Chair), Gordon J. Politeski, Gordon Blankstein and Tazdin Esmail.

        The Nomination and Corporate Governance Committee identifies and recommends candidates for election to the Board of Directors. It advises the Board of Directors on all matters relating to directorship practices, including the criteria for selecting directors, policies relating to tenure and retirement of directors and compensation and benefit programs for non-employee directors. The Nomination and Corporate Governance Committee also makes recommendations relating to the duties and membership of committees of the Board of Directors, recommends processes to evaluate the performance and contributions of individual directors and the Board of Directors as a whole and approves procedures designed to provide that adequate orientation and training are provided to new members of the Board of Directors and consults with the Chief Executive Officer in the process of recruiting new directors and assists in locating senior management personnel and selecting members for the scientific advisory board. The Nomination and Corporate Governance Committee has developed a policy to govern our approach to corporate governance issues and provides a forum for concerns of individual directors about matters not easily or readily discussed in a full board meeting, e.g., the performance of management. The Nomination and Corporate Governance Committee is composed of Gordon J. Politeski (Chair), James L. Heppell, Suzanne L. Wood, Felix Theeuwes, Gordon Blankstein and Tazdin Esmail.

        SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Since we were a foreign private issuer during the entire fiscal year, our directors, officers and owners of more than 10% of our common shares were exempt from the reporting requirements contained in Section 16(a) of the Securities Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

        The compensation programs of our company are designed to reward performance and to be competitive with the compensation agreements of other biomedical companies. The Compensation Committee of the Board of Directors of our company evaluates each executive officer position to establish skill requirements and levels of responsibility. The Compensation Committee, after referring to information from other corporations and public data, determines the compensation for the executive officers.

OBJECTIVES

        The primary objectives of our executive compensation program are to enable us to attract, motivate and retain qualified individuals and to align their success with that of our stockholders through the achievement of strategic corporate objectives and the creation of stockholder value. The level of compensation paid to each executive is based on the executive's overall experience, responsibility and performance. Executive officer compensation is composed of salary, bonuses and the opportunity to receive options granted under our Stock Option Plan.

SALARY

        Salary ranges are determined following a review of the market data for similar positions in corporations of a comparable size and type of operations to our company. The salary for each executive officer is largely determined by the terms of the officer's employment agreement with us.

BONUSES

        Our company may provide annual incentive compensation to the executive officers through bonus arrangements. Awards are contingent upon the achievement of corporate and individual objectives determined by our Compensation Committee.

STOCK OPTION PLAN

        The executive officers may be granted incentive stock options or non-incentive stock options under our 2000 Stock Option Plan. In previous years stock options or non-incentive stock options were granted under the 1995 and 1997 Stock Option Plans, which we discussed in Note 11 to the consolidated financial statements.

COMPENSATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

The Committee considers with particular care the compensation of our Chief Executive Officer, and recommends such compensation for Board approval. Mr. Nash was appointed our President and Chief Executive Officer on September 7, 1999. His base salary was increased on November 12, 1999, from $165,000 to $220,000, retroactive to September 7, 1999, as a result of his evaluated performance and promotion. The Committee granted Mr. Nash a 5% cost of living increase effective April 1, 2000. On May 14, 2001, Martin Nash concluded his service as President and Chief Executive Officer.

      EXECUTIVE COMPENSATION

        The following table sets forth the compensation of Martin Nash, Terry Gibson, George M. Gill and James C. Lierman for the last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                                                            COMPENSATION
                                                                             SECURITIES
                                               ANNUAL COMPENSATION           UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION                  YEAR            SALARY($)        BONUS($)       OPTIONS/SARS(1)    COMPENSATION(2)
---------------------------                ---------        ---------       -------------    ---------------    ---------------
Martin Nash .........................           2001          230,789            --0--          102,000(3)           12,566
Director, Former President and                  2000          201,808            --0--          300,000              17,347
 Chief Executive Officer(4) .........           1999          140,573           27,200          127,200               7,520
                                           ---------        ---------        ---------        ---------           ---------
Terry Gibson ........................           2001          113,077           21,000          100,000               1,939
Chief Operating Officer                         2000            --0--            --0--            --0--               --0--
                                                1999            --0--            --0--            --0--               --0--
                                           ---------        ---------        ---------        ---------           ---------
George M. Gill ......................           2001          150,000            --0--            2,000               1,038
Vice President, Clinical Research               2000           47,885            --0--          160,000               --0--
  and Regulatory Affairs                        1999            --0--            --0--            --0--               --0--
                                           ---------        ---------        ---------        ---------           ---------
James C. Lierman ....................           2001           99,094            4,167            --0--             118,008(6)
Former Executive Vice President(5)              2000          155,769           20,834           50,000               3,798
                                                1999          136,500          200,000          127,000               3,072
                                           ---------        ---------        ---------        ---------           ---------

----------

(1)  We do not have Stock Appreciation Rights. All noted securities are options.

(2) The noted Other Compensation includes cash contributions made by us to purchase, on the open market, our shares of common stock for the named executives' 401(k) accounts. Also included for Mr. Nash, Mr. Gibson, and Mr. Lierman are that portion of automobile leases attributed to personal use. Additional Compensation for Mr. Nash also includes reimbursement for certain personal travel expenses authorized by the Board of Directors.

(3) An additional grant of 50,000 options, the vesting of which was contingent upon the achievement of certain performance objectives, was cancelled before the end of the fiscal year since the performance objectives were not met. This grant is not included in the Summary Compensation Table.

(4) On June 10, 1999 Martin Nash was appointed Chief Financial Officer and retained his position as Senior Vice President. On September 7, 1999 he was appointed President and Chief Executive Officer and resigned as Senior Vice President. On November 10, 2000, he resigned as Chief Financial Officer and retained his position as President and Chief Executive Officer. On May 14, 2001, Mr. Nash concluded his service as President and Chief Executive Officer.

(5) On September 7, 1999, Mr. Lierman was promoted to Chief Operating Officer. On June 28, 2000, Mr. Lierman's position with our company was changed to Executive Vice President and he resigned as Chief Operating Officer. On September 30, 2000, Mr. Lierman resigned as Executive Vice President.

(6) Includes $111,501 of severance and other termination benefits paid to, or for the benefit of, Mr. Lierman in the fiscal year ended March 31, 2001 after his employment by the Company ended. The payments were made pursuant to a Separation Agreement.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

        In January 1995, we entered into an employment agreement with Martin Nash, our then Senior Vice President. Mr. Nash was appointed our President and Chief Executive Officer on September 7, 1999. Mr. Nash's employment agreement has a one year term with automatic renewal unless 60 days prior notice is provided. Such agreement was amended on January 9, 1996, March 1, 1997 and January 15, 1999 and pursuant to a Board resolution as of September 7, 1999, Mr. Nash receives an annual salary of $220,000. A 5% increase in cost of living was granted to Mr. Nash by the Board effective April 1, 2000. Mr. Nash is also eligible to receive an annual bonus of up to 20% of his annual salary, based on meeting certain performance objectives, payable within 90 days of the end of our fiscal year.

        Pursuant to the employment agreements, upon termination of Mr. Nash's employment for the following reasons: (i) we decide not to renew the employment agreement; (ii) we terminate the employee; or (iii) if without written consent of the employee, we change the employee's duties or responsibilities and the employee terminates his employment with 6 months written notice, then we must pay to the employee two months of his annual salary for each full year of service under the agreement, such payment to be for no shorter time period than for six months and the employee shall be entitled to all other benefits that he would have been entitled to as an employee. In addition, pursuant to the terms of the employment agreement between us and Mr. Nash, in recognition of the fact that the employee requires the use of a car in the performance of his duties, we pay the lease payment, the insurance, maintenance, and repair costs for his car. That portion of costs associated with personal usage of his car is considered compensation to Mr. Nash.

        On May 14, 2001, Mr. Nash concluded his service as President and Chief Executive Officer.

REPRICING OF OPTIONS/SARS

        The Company did not adjust or amend the exercise price of stock options or SARs previously awarded to the named executive officers at any time during the last completed fiscal year. The Company does not have SARs.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee is responsible for determining the compensation of the executive officers of our company. The members of the Compensation Committee for the fiscal year ended March 31, 2001 were James L. Heppell (Chair), Gordon J. Politeski, and Gordon Blankstein, Grant W. Denison, Jr., and Tazdin Esmail. No member of the Compensation Committee is a former or current officer or employee of the Company. No officers of the Company serve or have ever served on the board of directors or compensation committees of entities at which board members of the Company's board or Compensation Committee serve or have served as officers.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

        The compensation programs of our company are designed to reward performance and to be competitive with the compensation agreements of other biomedical companies. The Compensation Committee of the Board of Directors of our company evaluates each executive officer position to establish skill requirements and levels of responsibility The Compensation Committee, after referring to information from other corporations and public data, determines the compensation for the executive officers.

        STOCK OPTION GRANTS IN LAST FISCAL YEAR

        The following table sets out stock options and stock appreciation rights granted to each named Executive Officer during the fiscal year ended March 31, 2001:



                               NUMBER OF                                                                POTENTIAL REALIZABLE
                              SECURITIES        % OF TOTAL                                                 VALUE AT ASSUMED
                              UNDERLYING        OPTIONS/SARS                                            ANNUAL RATES OF STOCK
                             OPTIONS/SARS        GRANTED TO       EXERCISE OR                             PRICE APPRECIATION
                               GRANTED          EMPLOYEES IN       BASE PRICE       EXPIRATION              FOR OPTION TERM
NAME                            (#)(1)          FISCAL YEAR(2)   (U.S.$/SECURITY)      DATE             5%($)            10%($)
----------------------       -------------      --------------   ----------------   ----------       ----------       ----------
Martin Nash(3) .......            2,000(4)                *              1.50       08/24/2010            1,887            4,781
                                100,000(5)              9.5%             1.25       11/09/2010           78,612          199,218
Terry Gibson .........          100,000(6)              9.5%             1.44       08/14/2010           90,561          229,499
George M. Gill .......            2,000(4)                *              1.50       08/24/2010            1,887            4,781
James C. Lierman .....            --0--                  --                --               --               --               --

----------

*    less than 1%

(1)  We do not have Stock Appreciation Rights. All noted securities are options.

(2) We granted a total of 1,055,000 options to our employees in the fiscal year ended March 31, 2001.

(3) An additional grant of 50,000 options, the vesting of which was contingent upon the achievement of certain performance objectives, was cancelled before the end of the fiscal year since the performance objectives were not met. This grant is not included in the table. Mr. Nash concluded his service as President and Chief Executive Officer on May 14, 2001.

(4)  100% of such options vested upon the date of grant.

(5) 50% of such options vested upon the date of grant with the remainder vesting equally on the first and second anniversary of the date of grant.

(6) 25% of such options vested in the year of grant with the remainder vesting equally on each of the first, second, and third anniversary of the date of grant.

        AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

        The following table sets forth information concerning each exercise of stock options or tandem SARs and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs, provided on an aggregated basis:



                                                                NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED                  IN THE MONEY
                             SECURITIES       VALUE               OPTIONS/SARS AT                     OPTIONS/SARS AT
   NAME OF EXECUTIVE         ACQUIRED ON     REALIZED            FISCAL YEAR END(1)                  FISCAL YEAR END($)
        OFFICER               EXERCISE         ($)      (#) EXERCISABLE    (#)UNEXERCISABLE   ($)EXERCISABLE  ($)UNEXERCISABLE
   -----------------         -----------     --------   ---------------    ----------------   --------------  ----------------
Martin Nash(7) ........          --0--            N/A        476,200(3)        175,000(3)             (2)             (2)
Terry Gibson ..........          --0--            N/A         25,000(4)         75,000(4)             (2)             (2)
George M. Gill ........          --0--            N/A         91,995(5)         70,005(5)             (2)             (2)
James C. Lierman ......          --0--            N/A        426,975(6)         40,025(6)             (2)             (2)

----------

(1)  We do not have Stock Appreciation Rights. All noted securities are options.

(2) The closing price of our shares of common stock on the AMEX was $.77 on March 30, 2001. This price was used in the determination of the "Value of Unexercised In-the-Money Options/SARs at Fiscal Year-end." No stock option held by a named executive was "in the money" on March 31, 2001.

(3) 20,000 options with an exercise price of $1.33; 7,000 options with an exercise price of $2.19; 25,000 options with an exercise price of $2.55; 45,000 options with an exercise price of $2.78; 25,000 options with an exercise price of $1.76; 27,200 options with an exercise price of $2.25; 100,000 options with an exercise price of $2.69; 300,000 options with an exercise price of $4.13; 2,000 options with an exercise price of $1.50; and 100,000 options with an exercise price of $1.25.

(4)  100,000 options with an exercise price of $1.44.

(5) 160,000 options with an exercise price of $2.94 and 2,000 options with an exercise price of $1.50.

(7) 250,000 options with an exercise price of $1.12; 10,000 options with an exercise price of $2.55; 10,000 options with an exercise price of $2.78; 20,000 options with an exercise price of $2.12; 27,000 options with an exercise price of $2.25; 100,000 options with an exercise price of $2.69; 50,000 options with an exercise price of $2.94.

(8) Mr. Nash concluded his service as President and Chief Executive Officer on May 14, 2001.

        COMPENSATION OF DIRECTORS

        Outside directors of the Company are paid a fee of $1,000 per day for each board or committee meeting a director attends in person; a director participating telephonically is paid $500 per day for each such meeting. In addition, each of the outside directors may receive an annual grant of an option to purchase the Company's common shares. In the last completed fiscal year, the outside directors were granted options to purchase shares of the Company's common stock in lieu of receiving the above fees. In addition grants were made to new directors joining the board. Inside directors do not receive separate compensation for their participation in board or committee meetings. The Company pays all reasonable expenses associated with directors' attendance at, and participation in, board and committee meetings, and other Company business to which a director attends.

        As described in Note 17 to the Consolidated Financial Statements, the Company incurred legal fees charged by the law firm of Catalyst Corporate Finance Lawyers in Vancouver, British Columbia, Canada, in the amount of $239,225 in the year ended March 31, 2001. James L. Heppell, a partner of that law firm, is the Chairman of the Board of Directors of the Company. The Company also incurred accounting and administrative fees charged by Wood & Associates of Vancouver, British Columbia, Canada, in the amount of $28,780 in the year ended March 31, 2001. Suzanne Wood, the Principal of Wood & Associates, is a Director of the Company.

        PERFORMANCE GRAPHS

TSE 300 COMPOSITE INDEX

        The following graph compares the monthly relative returns a shareholder of common shares of the Company would have versus the TSE 300 Composite Index, assuming a $100 investment was made on December 31, 1995. The TSE 300 Index represents 300 of the largest traded companies in Canada.


                               [PERFORMANCE GRAPH]

-----------------------------------------------------------------------------------------------------
December 31                1995          1996          1997          1998          1999          2000
-----------------------------------------------------------------------------------------------------
Company                     100        190.91        140.91        229.55        204.55         59.09
-----------------------------------------------------------------------------------------------------
TSE 300 Index               100        125.74        142.13        137.60        178.50        189.53
-----------------------------------------------------------------------------------------------------


AMEX COMPOSITE INDEX

        The following graph compares the monthly relative returns a shareholder of the Company would have versus the AMEX Composite Index, assuming a $100 investment was made on December 31, 1995. The AMEX Index represents all AMEX-listed companies. The AMEX Composite Index started on December 29, 1995.

                               [PERFORMANCE GRAPH]

-----------------------------------------------------------------------------------------------------
December 31                1995          1996          1997          1998          1999          2000

-----------------------------------------------------------------------------------------------------
Company                  100.00        190.91        140.91        229.55        204.55         59.09
-----------------------------------------------------------------------------------------------------
AMEX Index               100.00        104.51        130.47        141.13        169.07        179.52
-----------------------------------------------------------------------------------------------------


RUSSELL 2000 INDEX

        The following graph compares the monthly relative returns a shareholder of common shares of the Company would have versus the Russell 2000 Index, assuming a $100 investment was made on December 31, 1995. The Russell Index is comprised of the 2,000 smallest companies listed on the Chicago Board of Exchange.

                               [PERFORMANCE GRAPH]

-----------------------------------------------------------------------------------------------------
December 31                1995          1996          1997          1998          1999          2000
-----------------------------------------------------------------------------------------------------
Company                     100        190.91        140.91        229.55        204.55         59.09
-----------------------------------------------------------------------------------------------------
Russell 2000                100        115.26        144.98        150.45        169.39        168.31
-----------------------------------------------------------------------------------------------------

S & P SUPER CAP BIOTECHNOLOGY INDEX

        The following graph compares the monthly relative returns a shareholder of common shares of the Company would have versus the S & P Super Cap Biotechnology Index, assuming a $100 investment was made on December 31, 1996. The S & P Super Cap Biotechnology Index started on July 1, 1996 and is comprised of 16 biotechnology firms culled from the S & P Super Cap Index.


                               [PERFORMANCE GRAPH]

-----------------------------------------------------------------------------------------------------
December 31                  1996          1997           1998            1999           2000
-----------------------------------------------------------------------------------------------------
Company                     100.00         73.81         120.24          107.14          30.95
-----------------------------------------------------------------------------------------------------
S & P Super Cap Index       100.00         99.84         178.67          344.06         416.51
-----------------------------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information as of May 10, 2001 with respect to (i) each stockholder known to us to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock of our company,
(ii) each director, (iii) each currently Named Executive Officer and (iv) all directors and currently Named Executive Officers of our company as a group. Except as set forth below, each of the named persons and members of the group has sole voting and investment power with respect to the shares shown.


                                                                       AMOUNT AND NATURE OF      PERCENT OF CLASS OF
                                                                      BENEFICIAL OWNERSHIP OF     SHARES OF COMMON
               BENEFICIAL OWNER OF SHARES OF COMMON STOCK(1)         SHARES OF COMMON STOCK(2)       STOCK(2)
               ---------------------------------------------         -------------------------   -------------------
               Foreign & Colonial Bank ...........................         3,450,000                    10.22%
               The Exchange House
               Primrose Street
               London, EC2A2NY
               Lois J. Crandell ..................................         3,243,788(3)                  9.43%

               Gunter A. Hofmann .................................         3,243,788(4)                  9.43%

               Park Place Capital Limited ........................         2,865,100                     8.49%
               25 St. James Street
               London, England  SW1A 1HA
               Johnson & Johnson Development Corporation .........         2,242,611                     6.64%
               One Johnson & Johnson
               Plaza, New Brunswick, New Jersey
               Smallcap World Fund Inc. ..........................         2,090,000                     6.19%
               333 South Hope Street
               55th Floor
               Los Angeles, CA 90071
               Martin Nash .......................................           913,661(5)                  2.67%

               James L. Heppell ..................................           130,500(6)                     *

               Suzanne L. Wood ...................................           147,500(7)                     *

               Gordon J. Politeski                                           135,000(8)                     *

               Gordon Blankstein .................................            60,000(9)                     *

               Felix Theeuwes ....................................           157,000(10)                    *

               Grant W. Denison, Jr. .............................            25,000(11)                    *

               Tazdin Esmail .....................................            60,000(12)                    *

               Mervyn J. McCulloch ...............................            18,750(13)                    *

               Terry Gibson ......................................            25,000(14)                    *

               George M. Gill ....................................           105,327(15)                    *

               Babak Nemati ......................................            27,000(16)                    *

               All Executive Officers and Directors as a group ...         1,804,738(17)                 5.16%
               (12 persons)

----------

*    less than 1%

(1) This table is based upon information supplied by officers, directors and principal stockholders. Except as shown otherwise in the table, the address of each stockholder listed is in care of our company at 11199 Sorrento Valley Rd., San Diego, California 92121.

(2) Except as otherwise indicated in the footnotes of this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable within 60 days of May 10, 2001 are deemed outstanding for computing the percentage of the person or entity holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentage of beneficial ownership is based upon 33,756,718 shares of our common stock outstanding as of May 10, 2001.

(3) Includes 309,825 shares of common stock issuable pursuant to options exercisable within 60 days of May 10, 2001. Also includes 2,453,899 shares and options owned by Gunter A. Hofmann, Ms. Crandell's husband. Ms. Crandell disclaims beneficial ownership of Dr. Hofmann's shares.

(4) Includes 337,200 shares of common stock issuable pursuant to options exercisable within 60 days of May 10, 2001. Also includes 788,889 shares and options owned by Lois J. Crandell, Dr. Hofmann's wife. Dr. Hofmann disclaims beneficial ownership of Ms. Crandell's shares.

(5) Includes 456,200 shares of common stock issuable pursuant to options exercisable within 60 days of May 10, 2001. Mr. Nash concluded his service as President and Chief Executive Officer on May 14, 2001.

(6) Includes 110,000 shares of common stock issuable pursuant to options exercisable within 60 days of May 10, 2001, 1,000 shares owned by Free Spirit Investment Ltd., which is owned 50% by Mr. Heppell and 50% by his wife and 200 shares owned by Full Moon Law Corporation, which is also owned 50% by Mr. Heppell and 50% by his wife.

(7) Includes 120,000 shares of common stock issuable pursuant to options exercisable within 60 days of May 10, 2001.

(8) Includes 135,000 shares of common stock issuable pursuant to options exercisable within 60 days of May 10, 2001.

(9) Includes 60,000 shares of common stock issuable pursuant to options exercisable within 60 days of May 10, 2001.

(10) Includes 85,000 shares of common stock issuable pursuant to options exercisable within 60 days of May 10, 2001.

(11) Includes 25,000 shares of common stock issuable pursuant to options exercisable within 60 days of May 10, 2001.

(12) Includes 60,000 shares of common stock issuable pursuant to options exercisable within 60 days of May 10, 2001.

(13) Includes 18,750 shares of common stock issuable pursuant to options exercisable within 60 days of May 10, 2001.

(14) Includes 25,000 shares of common stock issuable pursuant to options exercisable within 60 days of May 10, 2001.

(15) Includes 105,327 shares of common stock issuable pursuant to options exercisable within 60 days of May 10, 2001

(16) Includes 27,000 shares of common stock issuable pursuant to options exercisable within 60 days of May 10, 2001.

(17) Includes 1,227,277 shares of common stock issuable pursuant to options exercisable within 60 days of May 10, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        As described in Note 17 to the Financial Statements, the Company incurred legal fees charged by the law firm of Catalyst Corporate Finance Lawyers in Vancouver, British Columbia, Canada, in the amount of $239,225 in the year ended March 31, 2001. James L. Heppell, a partner of that law firm, is the Chairman of the Board of Directors of the Company.

        The Company also incurred accounting and administrative fees charged by Wood & Associates of Vancouver, British Columbia, Canada, in the amount of $28,780 in the year ended March 31, 2001. Suzanne Wood, the Principal of Wood & Associates, is a Director of the Company.

        On December 6, 1999, the Company entered into Separation Agreements with each of Gunter Hofmann, Ph.D., the former Chief Scientific Officer and Chairman of the Board, and Lois Crandell, the former President and Chief Executive Officer. Pursuant to the terms of the Separation Agreement with Dr. Hofmann, during the fiscal year ended March 31, 2001, the Company paid $170,445 of severance and other termination payments to, or on behalf of,

Dr. Hofmann. Pursuant to the terms of the Separation Agreement with Ms. Crandell, during the fiscal year ended March 31, 2001, the Company paid $115,935 of severance and other termination payments to, or on behalf of, Ms. Crandell.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1) Index to Financial Statements

        The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

        (a)(2) Index to Financial Statement Schedules

        Apart from the schedule below, all schedules are omitted because they are not required, are not applicable, or the information is included in the Financial Statements or Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                           GENETRONICS BIOMEDICAL LTD

                                                              Additions
                                             --------------------------------------------
                                              Balance at       Charged        Charged to                      Balance at
                                             Beginning of      to Costs     Other Accounts    Deductions        End of
Description                                     Period       and Expenses     (Describe)      (Describe)        Period
-----------                                  -----------     ------------   --------------    ----------      ----------
YEAR ENDED MARCH 31, 2001
Reserves and allowances deducted
from asset Accounts:
  Allowance for uncollectible accounts        $   54,925      $  (12,888)              --              --      $   42,037
  Allowance for obsolescence                  $   88,437      $  108,522              --              --      $  196,959
                                                                                      --
YEAR ENDED MARCH 31, 2000
Reserves and allowances deducted from
asset Accounts:
  Allowance for uncollectible accounts        $   19,685      $   43,149              --          $7,909(1)   $   54,925
  Allowance for obsolescence                  $   22,817      $   65,620              --              --      $   88,437

YEAR ENDED MARCH 31, 1999
Reserves and allowances deducted from
asset Accounts:
  Allowance for uncollectible accounts        $   36,500      $    7,472              --         $24,287(1)   $   19,685
  Allowance for obsolescence                  $   39,923      $   10,976              --         $28,082(2)   $   22,817

(1)    Uncollectible accounts written off, net of recoveries.

(2)    Inventory Scrapped.

        (a)(3) Index to Exhibits See Index to Exhibits beginning below.

        (b) Reports on Form 8-K No reports on Form 8-K were filed during the last quarter of the period covered by this report.

        The following management compensatory plans and arrangements are required to be filed as exhibits to this Report on Form 10-K pursuant to Item 14(c):

        Exhibit Index

      EXHIBIT
      NUMBER        DESCRIPTION OF DOCUMENT
      -------       -----------------------
        2.1         Plan of Reorganization(13)

        3.1         Articles of Incorporation(1)

        3.2         Memorandum of the Registrant, as altered by Special
                    Resolution filed August 4, 1999(2)

        4.3 Shareholders Rights Agreement dated June 20, 1997 by and between the Registrant and Montreal Trust Company of Canada, as amended on August 21, 1997(2)

        10.1        1995 Stock Option Plan, as amended(3)

        10.2 Forms of Incentive and Nonstatutory Stock Option Agreements used in connection with the 1995 Stock Option Plan(3)

        10.3        Amended 1997 Stock Option Plan(3)

        10.4 Forms of Incentive and Nonstatutory Stock Option Agreements used in connection with the 1997 Stock Option Plan(3)

        10.5 Form of Stock Option Agreement used in connection with an option grant outside of either of the stock option plans(3)

        10.6        2000 Stock Option Plan(12)

        10.7 Forms of Incentive and Nonstatutory Stock Option Agreements used in connection with the 2000 Stock Option Plan(12)

        10.8 Employment Agreement dated January 9, 1995, Amendment No. 1 dated January 9, 1996 and Amendment No. 2 dated March 1,
                    1997 between the Registrant and Martin Nash(1)

        10.9        Amendment Number 3 dated January 15, 1999 to Employment
                    Agreement dated January 9, 1995, as amended, between the Registrant and Martin Nash(4)

        10.10       Lease Agreement by and between the Registrant and Nexus
                    Sorrento Glen LLC dated August 26, 1999(6)

        10.11 Stock Purchase Agreement dated October 6, 1998 by and between the Registrant and Johnson & Johnson Development
                    Corporation(4)

        10.12       Agency Agreement -- Special Warrant Private Placement dated
                    June 8, 1999 by and between the Registrant and Canaccord
                    International Corporation(5)

        10.13 Research and Option Agreement dated November 2, 1999 by and between the Registrant and Boehringer Ingelheim
                    International GMBH(7)

        10.14       Termination of Employment Agreement dated December 6, 1999 by and between the Registrant and Lois J. Crandell(7)

        10.15 Consulting Services Agreement dated December 6, 1999 by and between the Registrant and Lois J. Crandell(7)

        10.16       Termination of Employment Agreement dated December 6, 1999 by and between the Registrant and Gunter A. Hofmann(7)

        10.17 Consulting Services Agreement dated December 6, 1999 by and between the Registrant and Gunter A. Hofmann(7)

        10.18       First Amendment to Agreement Concerning Termination of
                    Employment of Lois J. Crandell dated May 24, 2000 by and between the Registrant and Lois J. Crandell(8)

        10.19       First Amendment to Consulting Services Agreement dated May
                    24, 2000 by and between the Registrant and Lois J.
                    Crandell(8)

        10.20       First Amendment to Agreement Concerning Termination of
                    Employment of Gunter A. Hofmann dated May 24, 2000 by and between the Registrant and Gunter A. Hofmann(8)

        10.21       First Amendment to Consulting Services Agreement dated May
                    24, 2000 by and between the Registrant and Gunter A.
                    Hofmann(8)

        10.22 Distribution Agreement Effective April 1, 2000 by and between the Company and Merck Eurolab GMBH(9)+

        10.23       Agreement Concerning Termination of Employment of James
                    Lierman dated September 11, 2000

      EXHIBIT
      NUMBER        DESCRIPTION OF DOCUMENT
      -------       -----------------------
                    by and between the Registrant and James Lierman(10)+

        10.24 License Agreement dated September 20, 2000 by and between the Registrant and the University of South Florida Research
                    Foundation, Inc.(10)+

        10.25 Warrant to Purchase Common Stock, dated September 15, 2000 by and between the Registrant and the University of South
                    Florida Research Foundation(10)+

        10.26 Warrant to Purchase Common Stock, dated September 15, 2000 by and between the Registrant and Dr. Richard Gilbert(10)+

        10.27 Warrant to Purchase Common Stock, dated September 15, 2000 by and between the Registrant and Dr. Richard Heller(10)+

        10.28 Warrant to Purchase Common Stock, dated September 15, 2000 by and between the Registrant and Dr. Mark Jaroszeski(10)+

        10.29 Distributorship Agreement dated December 1, 2000 by and between the Registrant and Fisher Scientific Company LLC(11)+

        21.1        Subsidiaries of the Registrant(8)

        23.1        Consent of Ernst & Young LLP, Independent Auditors

        24.1        Power of Attorney. Reference is made to page headed
                    "Signatures"


+ Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1) Filed as an exhibit to Registrant's Form 20-F for the year ended February 28, 1998 and incorporated herein by reference.

(2) Filed as an exhibit to Registrant's Form S-1 on October 4, 1999 and incorporated herein by reference.

(3) Filed as an exhibit to Registrant's Form S-8 on September 1, 1999 and incorporated herein by reference.

(4) Filed as an exhibit to Registrant's Form 10-K for the period ended March 31, 1999 and incorporated herein by reference.

(5) Filed as an exhibit to Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(6) Filed as an exhibit to Registrant's Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

(7) Filed as an exhibit to Registrant's Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference.

(8) Filed as an exhibit to Registrant's Form 10-K for the year ended March 31, 2000 and incorporated herein by reference.

(9) Filed as an exhibit to Registrant's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

(10) Filed as an exhibit to Registrant's Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(11) Filed as an exhibit to Registrant's Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference.

(12) Filed as an exhibit to Registrant's Form S-8 on April 2, 2001 and incorporated herein by reference.

(13) Filed as an exhibit to Registrant's Form S-4 on April 9, 2001 and incorporated herein by reference.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 14th day of May , 2001.

                                     Genetronics Biomedical Ltd.


                                     By:  /s/ Grant W. Denison, Jr.
                                          --------------------------------------
                                          Grant W. Denison, Jr.
                                          President and Chief Executive Officer


                                POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Grant W. Denison, Jr.. and Mervyn McCulloch, or any of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                  Signature                                        Title                               Date
                  ---------                                        -----                               ----
/s/ Grant W. Denison, Jr.                       President, Chief Executive Officer, Director        May 14, 2001
---------------------------------------         (Principal Executive Officer)
Grant Denison, Jr.


/s/ Mervyn J. McCulloch                         Chief Financial Officer (Principal                  May 14, 2001
---------------------------------------         Financial and Accounting Officer)
Mervyn J. McCulloch


/s/ James L. Heppell                            Director                                            May 14, 2001
---------------------------------------
James L. Heppell


/s/ Gordon J. Politeski                         Director                                            May 14, 2001
---------------------------------------
Gordon J. Politeski


/s/ Gordon Blankstein                           Director                                            May 14, 2001
---------------------------------------
Gordon Blankstein


/s/ Tazdin Esmail                               Director                                            May 14, 2001
---------------------------------------
Tazdin Esmail

                           GENETRONICS BIOMEDICAL LTD.
                           (in United States dollars)

                          Index to Financial Statements

    The consolidated financial statements required by this item are submitted in a separate section beginning on page F-2 of this Annual Report on Form 10-K.

                                                                               PAGE
                                                                               ----
  Report of Ernst & Young LLP, Independent Auditors........................    F-2
  Consolidated Balance Sheets as of March 31, 2001 and March 31, 2000......    F-3
  Consolidated Statements of Loss and Deficit for the years ended
  March 31, 2001, March 31, 2000 and March 31, 1999........................    F-4
  Consolidated Statements of Cash Flows for the years ended March 31,
  2001, March 31, 2000, and March 31, 1999.................................    F-5
  Notes to Consolidated Financial Statements...............................    F-6

                                AUDITORS' REPORT



To the Shareholders of
GENETRONICS BIOMEDICAL LTD.

We have audited the consolidated balance sheets of GENETRONICS BIOMEDICAL LTD. as at March 31, 2001 and 2000 and the consolidated statements of loss and deficit and cash flows for each of the years in the three year period ended March 31, 2001. Our audits also included the information as at and for each of the years in the three year period ended March 31, 2001 included in the financial statement schedule listed in the Index at Item 14[a]. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three year period ended March 31, 2001 in accordance with Canadian generally accepted accounting principles. As required by the Company Act (British Columbia), we report that, in our opinion, these principles have been applied, except for the change in the method of accounting for income taxes, as explained in note 4 to the consolidated financial statements, on a basis consistent with that of the prior years. Also, in our opinion, the information as at and for each of the years in the three year period ended March 31, 2001, included in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Vancouver, Canada,
May 4, 2001 (except as to note 20
which is as of May 14, 2001).                          /s/ Ernst & Young LLP
                                                           Chartered Accountants

GENETRONICS BIOMEDICAL LTD.
Incorporated under the laws of British Columbia

                           CONSOLIDATED BALANCE SHEETS


As at March 31,                                                     (Expressed in U.S. dollars)

                                                                      2001              2000
                                                                        $                 $
------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents [note 5]                                   3,721,326         9,742,344
Short-term investments [note 5]                                      2,804,468                --
Accounts receivable, net of allowance for uncollectible
   accounts of $42,037 [2000 - $54,925] [note 6]                       903,526         1,120,450
Inventories [note 7]                                                   756,543           611,642
Prepaid expenses and other                                              61,399           139,423
------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                 8,247,262        11,613,859
------------------------------------------------------------------------------------------------
Fixed assets, net [note 8]                                             904,026         1,014,811
Other assets, net [note 9]                                           2,332,826         1,383,634
------------------------------------------------------------------------------------------------
                                                                    11,484,114        14,012,304
------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued expenses [notes 10, 12 and 17]          1,393,585         1,784,084
Current portion of obligations under capital leases [note 13]           68,931            53,098
Deferred revenue                                                        50,029           268,665
------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                            1,512,545         2,105,847
------------------------------------------------------------------------------------------------
Obligations under capital leases [note 13]                              48,532            65,286
Deferred rent                                                           34,901             9,972
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    1,595,978         2,181,105
------------------------------------------------------------------------------------------------
Commitments and contingencies [note 13]
SHAREHOLDERS' EQUITY
Share capital [note 11[b]]                                          47,639,454        30,491,793
Additional paid in capital [note 11[b]]                                589,718            35,768
Special warrants [note 11[c]]                                               --        11,002,992
Cumulative translation adjustment                                     (102,238)         (100,911)
Deficit                                                            (38,238,798)      (29,598,443)
------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                           9,888,136        11,831,199
------------------------------------------------------------------------------------------------
                                                                    11,484,114        14,012,304
------------------------------------------------------------------------------------------------

See accompanying notes

On behalf of the Board:


                                    Director                      Director

GENETRONICS BIOMEDICAL LTD.


                           CONSOLIDATED STATEMENTS OF
                                LOSS AND DEFICIT


                                                             (Expressed in U.S. dollars)

                                                     YEAR ENDED        YEAR ENDED         YEAR ENDED
                                                      MARCH 31,         MARCH 31,          MARCH 31,
                                                        2001              2000               1999
                                                          $                 $                 $
----------------------------------------------------------------------------------------------------
REVENUE
Net sales [note 6]                                     4,452,939         4,134,436         3,434,105
License fee and milestone payments [note 6]               83,333           416,667         4,500,000
Government grants                                        101,086           334,901           354,135
Revenues under collaborative research
   and development arrangements                          459,711           191,335            33,048
Interest income                                          443,629           556,193           300,911
----------------------------------------------------------------------------------------------------
                                                       5,540,698         5,633,532         8,622,199
----------------------------------------------------------------------------------------------------

EXPENSES
Cost of sales                                          1,925,118         2,023,899         1,638,635
Research and development                               6,436,377         6,977,220         8,086,959
Selling, general and administrative                    5,732,725         5,610,830         5,481,051
Restructuring charges [note 12]                               --           597,183                --
Interest expense                                          20,380            24,342            19,391
Foreign exchange loss                                     66,453                --                --
----------------------------------------------------------------------------------------------------
                                                      14,181,053        15,233,474        15,226,036
----------------------------------------------------------------------------------------------------
NET LOSS FOR THE YEAR                                 (8,640,355)       (9,599,942)       (6,603,837)

Deficit, beginning of year                           (29,598,443)      (19,998,501)      (13,394,664)
----------------------------------------------------------------------------------------------------
DEFICIT, END OF YEAR                                 (38,238,798)      (29,598,443)      (19,998,501)
----------------------------------------------------------------------------------------------------

LOSS PER COMMON SHARE - BASIC AND FULLY DILUTED            (0.31)            (0.43)            (0.33)
----------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES              27,648,854        22,107,190        20,272,801
----------------------------------------------------------------------------------------------------

See accompanying notes

GENETRONICS BIOMEDICAL LTD.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                (Expressed in U.S. dollars)

                                                                     YEAR ENDED          YEAR ENDED         YEAR ENDED
                                                                      MARCH 31,           MARCH 31,          MARCH 31,
                                                                        2001               2000               1999
                                                                          $                  $                  $
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the year                                                 (8,640,355)        (9,599,942)        (6,603,837)
Items not involving cash:
   Depreciation and amortization                                         655,497            566,358            410,268
   Provision for (recovery of) uncollectible accounts                    (12,888)            43,149              7,472
   Provision for inventory obsolescence                                  108,522             65,620             10,976
   Write-down of fixed assets                                             17,156                 --                 --
   Loss on disposal of fixed assets                                           --                 --             18,986
   Write-down of other assets                                             31,360                 --                 --
   Deferred rent                                                          24,929                408            (14,345)
   Deferred revenue                                                     (218,636)           268,665                 --
Changes in non-cash working capital items:
   Accounts receivable                                                   229,812           (386,951)          (280,393)
   Inventories                                                          (253,423)           (21,356)          (271,792)
   Prepaid expenses and other                                             78,024           (133,328)            (1,141)
   Accounts payable and accrued expenses                                (390,499)           406,641            404,906
----------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                     (8,370,501)        (8,790,736)        (6,318,900)
----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of short-term investments                                    (2,804,468)                --                 --
Purchase of fixed assets                                                (263,970)          (289,511)          (414,186)
Increase in other assets                                                (320,587)          (495,581)          (287,771)
----------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                     (3,389,025)          (785,092)          (701,957)
----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Payments on obligations under capital leases                             (58,334)           (45,892)           (24,016)
Proceeds from issuance of Special Warrants, net of issue costs                --         11,155,648                 --
Proceeds from issuance of common shares, net of issue costs            5,798,169          2,017,042          6,795,461
----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                  5,739,835         13,126,798          6,771,445
----------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                   (1,327)             2,090            (83,294)
----------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (6,021,018)         3,553,060           (332,706)
Cash and cash equivalents, beginning of year                           9,742,344          6,189,284          6,521,990
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 3,721,326          9,742,344          6,189,284
----------------------------------------------------------------------------------------------------------------------

See accompanying notes

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



1. NATURE OF BUSINESS

Genetronics Biomedical Ltd. ("Company") was incorporated on August 8, 1979 under the laws of British Columbia. The Company carries out its business through its United States wholly-owned subsidiary, Genetronics, Inc., that was incorporated in California on June 29, 1983. Through its BTX Instrument Division, the Company develops, manufactures, and markets electroporation instrumentation and accessories used by scientists and researchers to perform genetic engineering techniques, such as cell fusion, gene transfer, cell membrane research and genetic mapping in research laboratories worldwide. Through its Drug and Gene Delivery Division, the Company is developing drug delivery systems which are designed to use electroporation to enhance drug or gene delivery in the areas of oncology, dermatology, gene therapy, cardiology and transdermal drug delivery. The Company sells the majority of its BTX products to customers in the United States, Europe, and East Asia.

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

2. ACCOUNTING POLICIES

The Company prepares its accounts in accordance with Canadian generally accepted accounting principles. A reconciliation of amounts presented in accordance with United States generally accepted accounting principles is detailed in note 19. The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

CONSOLIDATION

These consolidated financial statements include the accounts of Genetronics Biomedical Ltd. and its wholly-owned subsidiary, Genetronics, Inc., a private company incorporated in the state of California, USA. Effective May 2000, Genetronics Inc. closed the operations of its wholly owned subsidiary Genetronics SA, a company incorporated in France and subsequently sold its investment in Genetronics SA for nominal consideration to Geser SA, a company owned by the former General Manager of Genetronics SA. Significant intercompany accounts and transactions have been eliminated on consolidation.

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



2. ACCOUNTING POLICIES (CONT'D.)

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts recorded in the consolidated financial statements. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

Through December 31, 2000, the functional currency of the Company was the Canadian dollar, while the reporting currency in the consolidated financial statements was the U.S. dollar. Assets and liabilities were translated into U.S. dollars using current exchange rates in effect at the balance sheet date. Revenue and expense accounts were translated using the weighted average exchange rate during the year. Gains and losses resulting from this process were recorded in shareholders' equity as an adjustment to the cumulative translation adjustment account.

Effective January 1, 2001, due to a change in circumstances, the functional currency of the Company changed to the U.S. dollar. Accordingly, non-U.S. monetary assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expenses are translated at the average exchange rate for the year. Gains or losses arising on this foreign currency translation are recorded in net loss.

The accounts of the Company's French subsidiary, an integrated entity to the Company's U.S. subsidiary, were recorded in French francs and translated into U.S. dollars using the temporal method. Under this method, monetary assets and liabilities were translated at the year-end exchange rates. Non-monetary assets and liabilities were translated using historical rates of exchange. Revenues and expenses were translated at the rates of exchange prevailing on the dates such items are recognized in earnings. Exchange gains and losses were included in income for the year. The effect on the statement of loss of transaction gains and losses was insignificant.

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



2. ACCOUNTING POLICIES (CONT'D.)

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of 90 days or less, when purchased, to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

SHORT-TERM INVESTMENTS

Short-term investments are considered available for sale and are carried at the lower of cost or market. In the event there has been a decline in value that is other than temporary, the investment will be written down to recognize the loss.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) and replacement cost for raw materials and net realizable value for finished goods and work in process. Cost includes materials, direct labor and applicable overhead.

FIXED ASSETS

Fixed assets are stated at cost and depreciated over the estimated useful lives of the assets (five to seven years) using the straight-line method. Leasehold improvements and equipment under capital leases are being depreciated over the shorter of the estimated useful lives of the assets or the term of the lease. Depreciation of leased assets is included in depreciation and amortization.

PATENT AND LICENSE COSTS

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

License costs are recorded based on the fair value of consideration paid and amortized using the straight-line method over the expected useful life of the underlying patents.

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



2. ACCOUNTING POLICIES (CONT'D.)

FUTURE INCOME TAXES

The Company accounts for income taxes using the liability method of tax allocation. Future income taxes are recognized for the future income tax consequences attributable to differences between the carrying values of assets and liabilities and their respective income tax bases. Future income tax assets and liabilities are measured using substantively enacted income tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on future income tax assets and liabilities of a change in rates is included in earnings in the period that includes the enactment date. Future income tax assets are recorded in the consolidated financial statements if realization is considered more likely than not.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense for the year ended March 31, 2001 was $198,329 [2000 - $225,035; 1999 - $173,600].

GOVERNMENT GRANTS

The Company receives non-refundable grants under available government programs. Government grants towards current expenditures are recorded as revenue when there is reasonable assurance that the Company has complied with all conditions necessary to receive the grants and collectibility is reasonably assured.

REVENUE RECOGNITION

Sales are recognized upon shipment of products to its distributors if a signed contract exists, the sales price is fixed and determinable, collection of the resulting receivables is probable and any uncertainties with regard to customer acceptance are insignificant. Sales are recorded net of discounts and sales returns. A provision for the estimated warranty expense is established by a charge against operations at the time the product is sold.

Milestone payments are recognized according to the terms of the contract as the milestones are achieved, to the extent that no performance obligations remain. Initial fees and license fees are recognized when the Company has fulfilled the obligation in accordance with the provisions of the contractual arrangement.

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



2. ACCOUNTING POLICIES (CONT'D.)

Revenues under collaborative research and development arrangements which are nonrefundable are recorded as revenue as the related research expenses are incurred pursuant to the terms of the agreement and provided collectibility is reasonably assured.

Funds received under contractual arrangements in advance of meeting the criteria for revenue recognition are deferred upon receipt and recognized as revenue over the term of the contract, as they are earned.

SHIPPING AND HANDLING COSTS

Costs incurred to ship the Company's goods to the buyer are charged to cost of sales as incurred. Amounts billed to the customer as a reimbursement for shipping and handling costs are recorded in net sales as the related revenue is recognized.

LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Fully diluted loss per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive, basic and fully diluted loss per common share are the same.

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

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



2. ACCOUNTING POLICIES (CONT'D.)

STOCK BASED COMPENSATION

The Company grants stock options to executive officers, directors, employees and consultants pursuant to stock option plans as described in note 11. No compensation is recognized for these plans when common shares or stock options are issued. Any consideration received on exercise of stock options or the purchase of stock is credited to share capital. If common shares are repurchased, the excess or deficiency of the consideration paid over the carrying amount of the common shares canceled is charged or credited to additional paid in capital or retained earnings.

3. FINANCIAL INSTRUMENTS

For certain of the Company's financial instruments including cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses the carrying values approximate fair value due to their short term nature. The obligations under capital lease bear rates which in management's opinion approximate the current interest rate and therefore approximate fair value.

4. CHANGE IN ACCOUNTING PRINCIPLE

Effective April 1, 2000, the Company adopted the new recommendations of The Canadian Institute of Chartered Accountants with respect to accounting for income taxes. The change has been applied retroactively, and as permitted, the comparative consolidated financial statements have not been restated. The change in accounting policy did not result in any adjustment in the year ended March 31, 2001 and as at April 1, 2000. Before the adoption of the new recommendations, income tax expense was determined using the deferral method of tax allocation.

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



5. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents include approximately $3,018,819 [2000 - $9,100,768] of commercial papers and term deposits with an average interest rate of 5.44% at March 31, 2001 [2000 - 6.08%]. In addition, cash equivalents include amounts denominated in Cdn dollars aggregating $591,038 (U.S. $374,955) [2000 - Cdn $103,876 (U.S. $71,119)].

Short-term investments comprise mainly commercial paper and term deposits with an average interest rate of 5.39% at March 31, 2001 and maturities to June 15, 2001.

6. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company relies on distributors for the sale of its products. For the year ended March 31, 2001, approximately 39% of sales were through one distributor [2000 - 28%; 1999 - 24%]. As at March 31, 2001, $316,356 is due from two distributors which is included in accounts receivable [2000 - $597,330].

Credit is extended based on an evaluation of a customer's financial condition and generally collateral is not required. To date, credit losses have not been significant.

By an exclusive license and development agreement dated October 2, 1998, the Company had granted the rights to its drug delivery technology to make, use and sell oncology products as defined in the agreement. The agreement was to expire at the expiration of certain patent rights covering the technology in 2016. Pursuant to the agreement, during the year ended March 31, 2001, the Company received license fee and milestone payments from the licensee in the amount of $83,333 [2000 - $416,667; 1999 - $4,500,000]. On July 26, 2000 the Company
received notice from the licensee that it had elected to exercise its discretionary right to terminate, without cause, the licensing and development agreement and the supply agreement entered into with the Company. All rights previously granted to the licensee were returned to the Company.

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



7. INVENTORIES

                                                     2001           2000
                                                       $              $
--------------------------------------------------------------------------
Raw materials                                       564,034        490,926
Work in process                                      85,006         79,683
Finished goods                                      304,462        129,470
--------------------------------------------------------------------------
                                                    953,502        700,079
Less: allowance for obsolescence                   (196,959)       (88,437)
--------------------------------------------------------------------------
                                                    756,543        611,642
--------------------------------------------------------------------------

8. FIXED ASSETS

                                                            ACCUMULATED      NET BOOK
                                                 COST       DEPRECIATION       VALUE
                                                   $             $               $
--------------------------------------------------------------------------------------
2001
Machinery, equipment and office furniture      1,767,009      1,018,103        748,906
Leasehold improvements                           435,304        368,078         67,226
Equipment under capital leases                   256,788        168,894         87,894
--------------------------------------------------------------------------------------
                                               2,459,101      1,555,075        904,026
--------------------------------------------------------------------------------------

2000
Machinery, equipment and office furniture      1,567,415        765,065        802,350
Leasehold improvements                           427,647        301,918        125,729
Equipment under capital leases                   199,375        112,643         86,732
--------------------------------------------------------------------------------------
                                               2,194,437      1,179,626      1,014,811
--------------------------------------------------------------------------------------

During the year ended March 31, 2001, the Company wrote off $17,156 of fixed assets that had no future value [2000 - $nil; 1999 - $nil].

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



9. OTHER ASSETS

                                           2001           2000
                                             $              $
-----------------------------------------------------------------
Patent costs, net                        1,471,590      1,350,174
License costs, net                         834,792             --
Other                                       26,444         33,460
-----------------------------------------------------------------
                                         2,332,826      1,383,634
-----------------------------------------------------------------

Patent costs are net of accumulated amortization of $531,015 at March 31, 2001 [2000 - $298,267]. License costs are net of accumulated amortization of $65,658 at March 31, 2001 [2000 - $nil].

During the year ended March 31, 2001, the Company wrote off patent costs of $31,360 with respect to patents not directly related to the Company's current focus [2000 - $nil; 1999 - $nil].


10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                           2001           2000
                                             $              $
-----------------------------------------------------------------
Trade accounts payable                     907,584        875,646
Accrued compensation                       303,615        717,416
Customer deposits                            4,192        115,264
Accrued expenses                           178,194         75,758
-----------------------------------------------------------------
                                         1,393,585      1,784,084
-----------------------------------------------------------------

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



11. SHARE CAPITAL

[a]  AUTHORIZED

    100,000,000 common shares without par value
    100,000,000 Class A preferred shares without par value

No Class A preferred shares have been issued as at March 31, 2001.

[b]  ISSUED AND OUTSTANDING

                                                                 COMMON SHARES        AMOUNT
                                                                        #                $
-----------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1998                                            19,070,130        21,562,402
For cash
   Pursuant to private placement                                    2,242,611         6,000,000
   Pursuant to exercise of stock options                               61,525            90,423
   Pursuant to exercise of warrants                                   292,000           830,985
Share issue costs                                                          --          (125,947)
-----------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1999                                            21,666,266        28,357,863
For cash
   Pursuant to exercise of stock options                              988,542         1,516,239
   Pursuant to exercise of Agent's Special Warrants                   151,300           500,803
Issued for corporate finance services                                  30,000            91,890
Issued pursuant to exercise of Special Warrants                        23,000            60,766
Cancelled escrow shares [iii]                                         (26,784)          (35,768)
-----------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2000                                            22,832,324        30,491,793
For cash
   Pursuant to private placement [i]                                6,267,500         5,640,750
   Pursuant to exercise of stock options                              111,894           249,332
   Pursuant to exercise of warrants [note 11[d]]                      180,500           597,455
Issued for corporate finance services [i]                              50,000            45,000
Issued pursuant to exercise of Special Warrants [note 11[c]]        4,164,500        11,002,992
Issued pursuant to license agreement [ii]                             150,000           346,500
Share issue costs                                                          --          (734,368)
-----------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2001                                            33,756,718        47,639,454
-----------------------------------------------------------------------------------------------

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



11. SHARE CAPITAL (CONT'D.)

[i] On January 17, 2001, the Company completed a public offering of 6,267,500 common shares at a price of Cdn $1.35 per share for gross proceeds of Cdn $8,461,125 (U.S. $5,640,750) less expenses of Cdn $1,102,877 (U.S.
      $734,368). The Company has also granted the Agent compensation warrants exercisable until January 16, 2002 to purchase 500,000 common shares, at Cdn $1.35 per common share. The Company has also issued to the Agent 50,000 common shares as compensation for corporate finance services.

[ii] On September 15, 2000, the Company entered into an exclusive license agreement with the University of South Florida Research Foundation, Inc. ("USF"), whereby USF granted the Company an exclusive, worldwide license to USF's rights in patents and patent applications generally related to needle electrodes ("License Agreement"). These electrodes were jointly developed by the Company and USF. Pursuant to the License Agreement, the Company granted USF and its designees warrants to acquire 600,000 common shares for $2.25 per share until September 14, 2010. Of the total warrants granted, 300,000 vest at the date of grant and the remainder will vest upon the achievement of certain milestones. The vested warrants were valued at $553,950 using the Black-Scholes pricing model and were recorded as other assets with a credit to additional paid in capital.

      In addition, pursuant to the above License Agreement, the Company issued a total of 150,000 common shares with a fair market value of $346,500 to USF and its designees for no additional consideration. The fair market value of the common shares on September 15, 2000 was recorded as other assets and a credit to share capital.

[iii] During the year ended March 31, 2000, the Company cancelled 26,784 common shares held in escrow. Accordingly, the weighted average per common share amount attributed to the cancelled shares of $35,768 has been allocated to additional paid in capital.

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



11. SHARE CAPITAL (CONT'D.)

[c]  SPECIAL WARRANTS

                                                   NUMBER OF
                                                SPECIAL WARRANTS       AMOUNT
                                                       #                  $
-------------------------------------------------------------------------------
Balance, March 31, 1998 and 1999                           --                --
   Issuance of Special Warrants                     4,187,500        12,562,500
   Share issue costs                                       --        (1,498,742)
   Converted into common shares                       (23,000)          (60,766)
-------------------------------------------------------------------------------
Balance, March 31, 2000                             4,164,500        11,002,992
   Converted into common shares                    (4,164,500)      (11,002,992)
-------------------------------------------------------------------------------
Balance, March 31, 2001                                    --                --
-------------------------------------------------------------------------------

Pursuant to an Agency Agreement dated June 16, 1999, the Company issued 4,187,500 Special Warrants at $3.00 each for total consideration of $12,562,500 (Cdn. $18,259,594) before deducting the agent's commission of $1,005,000 (Cdn. $1,460,768) and other issue costs. Each Special Warrant entitles the holder to receive, at no additional cost, one common share of the Company. During the year ended March 31, 2001, the Company issued 4,164,500 [2000 - 23,000] common shares pursuant to the exercise and conversion of these Special Warrants.

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



11. SHARE CAPITAL (CONT'D.)

[d]  WARRANTS

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

In connection with the issuance of 4,187,500 Special Warrants pursuant to an agency agreement dated June 16, 1999, the Company issued to the Agent's nominee for no additional consideration, 30,000 common shares and 418,750 Special Warrants exercisable, for no additional consideration, into 418,750 share purchase warrants, which were exercisable into 418,750 common shares at a price of $3.31 per share on or before June 16, 2000. During the year ended March 31, 2001, the Company issued 180,500 [2000 - 151,300] common shares pursuant to the exercise of 180,500 [2000 - 151,300] of these share purchase warrants. The unexercised balance of 86,950 share purchase warrants expired.

[e]  STOCK OPTIONS

The Company has three stock option plans pursuant to which stock options are granted to executive officers, directors, employees and consultants.

The 1995 stock option plan (the "1995 Plan") was approved by the shareholders in 1995 and subsequently amended in 1997. The 1995 Plan was suspended by the Board of Directors in June 1997 and no further options will be granted pursuant to this plan. As at March 31, 2001, there are 1,203,400 options outstanding pursuant to the 1995 Plan.

The 1997 stock option plan (the "1997 Plan"), as amended in 1999, was approved by the shareholders in July 1999. The 1997 Plan was suspended by the Board of Directors in July 2000 and no further options will be granted pursuant to this plan. As at March 31, 2001, there are 2,891,050 options outstanding pursuant to the 1997 Plan.

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



11. SHARE CAPITAL (CONT'D.)

The 2000 Stock Option Plan (the "2000 Plan"), effective July 31, 2000, was approved by the shareholders on August 7, 2000, pursuant to which 7,400,000 common shares are reserved for issuance to executive officers, directors, employees and consultants of the Company. The 2000 Plan supercedes all previous stock option plans. At March 31, 2001, 1,165,300 common shares are available for future grants and 1,365,250 stock options are outstanding pursuant to the 2000 Plan. The options available for issuance under the 2000 Plan generally have a term of ten years and vest over a period of three years. The Plan will terminate on July 30, 2010.

During the year ended March 31, 2000, the Company amended the terms of certain stock options to officers of the Company pursuant to the agreements in note 12, by accelerating the remaining vesting period of 200,000 stock options at an exercise price of $2.95 from 25% each year to 100% immediately.

The following table summarizes the stock options outstanding at March 31, 2001:

                                 OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                   ---------------------------------------------      ------------------------------
                     NUMBER OF                                          NUMBER OF
                      OPTIONS         WEIGHTED          WEIGHTED         OPTIONS          WEIGHTED
  RANGE OF          OUTSTANDING        AVERAGE           AVERAGE       EXERCISABLE         AVERAGE
  EXERCISE         AT MARCH 31,       REMAINING         EXERCISE      AT MARCH 31,        EXERCISE
   PRICES              2001       CONTRACTUAL LIFE       PRICE            2001             PRICE
      $                  #             (YEARS)              $               #                 $
----------------------------------------------------------------------------------------------------
0.84 - 1.25           952,250          8.33 years          1.09          520,375             1.05
1.31 - 1.50           886,000          6.17 years          1.37          717,600             1.37
1.66 - 2.55         1,050,250          5.29 years          2.18          912,374             2.21
2.65 - 3.75         2,041,200          5.26 years          2.96        1,738,271             2.95
4.00 - 5.50           530,000          8.42 years          4.34          306,000             4.26
----------------------------------------------------------------------------------------------------
                    5,459,700          6.25 years          2.31        4,194,620             2.38
----------------------------------------------------------------------------------------------------

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



11. SHARE CAPITAL (CONT'D.)

Stock option transactions for the year and the number of stock options outstanding are summarized as follows:

                                                                   NO. OF COMMON     WEIGHTED AVERAGE
                                                                  SHARES ISSUABLE     EXERCISE PRICE
                                                                         #                  $
-----------------------------------------------------------------------------------------------------
Balance, March 31, 1998                                             3,067,050             1.90
Options granted                                                     1,783,736             2.84
Options exercised                                                     (61,525)            1.47
Options forfeited                                                    (135,125)            2.39
-----------------------------------------------------------------------------------------------------
Balance, March 31, 1999                                             4,654,136             2.24
Options granted                                                     1,048,200             3.57
Options exercised                                                    (988,542)            1.53
Options forfeited                                                    (198,250)            2.71
-----------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                             4,515,544             2.63
Options granted                                                     1,537,000             1.43
Options exercised                                                    (111,894)            2.23
Options forfeited                                                    (480,950)            2.56
-----------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2001                                             5,459,700             2.31
-----------------------------------------------------------------------------------------------------

During the year ended March 31, 2001, the Company granted 50,000 stock options to one of its executive officers with an exercise price of $1.31, which were to vest upon the achievement of certain performance-based milestones. These options were forfeited in November 2000 as the milestones were not met.

At March 31, 2001, 147,500 stock options will vest based on the achievement of various milestones.

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

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



12. RESTRUCTURING CHARGES

During the year ended March 31, 2000, the Company undertook a review of its operating structure to identify opportunities to improve operating effectiveness. As a result of this review, certain staffing changes occurred and in December 1999, the Company entered into termination agreements with two of its senior executives. In accordance with the staffing changes and the terms of the termination agreements, the Company has accrued and recorded severance costs and certain benefits amounting to $597,183 for the year ended March 31, 2000. As at March 31, 2001, $10,591 [2000 - $288,042] was included in accounts payable and accrued expenses relating to these restructuring charges.


13. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

[a] The Company leases its facilities and certain motor vehicles under operating lease agreements which expire up to 2006. The facilities lease agreements require the Company to pay maintenance costs. Rent expense under operating leases was as follows:

                                YEAR ENDED         YEAR ENDED         YEAR ENDED
                                 MARCH 31,          MARCH 31,          MARCH 31,
                                   2001               2000               1999
                                     $                  $                  $
--------------------------------------------------------------------------------
     Rentals                      501,949            388,524            277,906
--------------------------------------------------------------------------------

     At March 31, 2001, future minimum lease payments under non-cancellable operating leases are as follows:

                                                                           $
--------------------------------------------------------------------------------
     2002                                                               542,000
     2003                                                               545,000
     2004                                                               547,000
     2005                                                               411,000
     2006                                                                 9,000
--------------------------------------------------------------------------------
                                                                      2,054,000
--------------------------------------------------------------------------------

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



13. COMMITMENTS AND CONTINGENCIES (CONT'D.)

[b] The Company leases certain office equipment under capital lease arrangements. At March 31, 2001 future minimum lease payments under non-cancellable capital leases are as follows:

                                                                           $
--------------------------------------------------------------------------------
     2002                                                                82,889
     2003                                                                34,495
     2004                                                                19,841
--------------------------------------------------------------------------------
     Total minimum lease payments                                       137,225
     Amounts representing interest (approximately 17%)                  (19,762)
--------------------------------------------------------------------------------
     Present value of future minimum lease payments                     117,463
     Less: current portion of capital lease obligations                  68,931
--------------------------------------------------------------------------------
     Long-term portion of capital leases                                 48,532
--------------------------------------------------------------------------------

[c] In accordance with a consulting agreement dated February 10, 2000, the Company may be required to issue 120,000 warrants to acquire common shares and pay a fee based on a percentage of future funding upon the occurrence of certain events as described in the agreement.

[d] Pursuant to the USF license agreement entered into during the year ended March 31, 2001 [note 11], the Company is responsible for payment of royalties, based on a percentage of revenue from the licensed product. As at March 31, 2001, no royalties were payable.

CONTINGENCIES

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

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



14. INCOME TAXES

At March 31, 2001, the U.S. subsidiary has U.S. federal and California income tax net operating loss carryforwards available to reduce taxable income of future years. The difference between the U.S. federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes and the 50% limitation of California loss carryforwards. In addition, the U.S. subsidiary has U.S. federal and California research tax credit carryforwards available to reduce taxable income of future years. The California research tax credits of $421,000 may be carried forward indefinitely. The Company has non-capital losses for Canadian income tax purposes which may be used to reduce future taxable income. These loss carryforwards and tax credits expire as follows:

                                  U.S. FEDERAL                                          NON-CAPITAL
                                    RESEARCH        U.S. FEDERAL      CALIFORNIA         CANADIAN
                                   TAX CREDITS         LOSSES           LOSSES            LOSSES
                                        $                 $                $                 $
---------------------------------------------------------------------------------------------------
Year ended March 31,

2002                                      --                --           769,000          323,000
2003                                      --                --         1,576,000          393,000
2004                                      --                --           212,000          602,000
2005                                   2,000                --         2,344,000           50,000
2006                                   6,000                --         6,263,000        1,223,000
2007                                   7,000                --                --        1,006,000
2008                                  14,000            46,000                --        1,115,000
2009                                  14,000                --                --               --
2010                                  18,000           542,000                --               --
2011                                  15,000         1,816,000                --               --
2012                                  58,000         2,947,000                --               --
2013                                 152,000         6,901,000                --               --
2014                                 266,000         4,691,000                --               --
2015                                      --         7,930,000                --               --
2020                                 155,000                --                --               --
2021                                 172,000         9,009,000                --               --
---------------------------------------------------------------------------------------------------
                                     879,000        33,882,000        11,164,000        4,712,000
---------------------------------------------------------------------------------------------------

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



14. INCOME TAXES (CONT'D.)

Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the subsidiary's net operating loss and credit carryforwards may be limited because of a cumulative change in ownership of more than 50% which occurred during 1993 and as a result of the reverse takeover which occurred in 1995. However, the Company does not believe such limitations will have a material impact upon the utilization of these carryforwards.

Significant components of the Company's future tax assets as of March 31 are shown below:

                                                   LIABILITY           DEFERRAL
                                                     METHOD             METHOD
                                                      2001                2000
                                                        $                   $
--------------------------------------------------------------------------------
FUTURE TAX ASSETS:
   Capitalized research expense                      872,000            688,000
   Net operating loss carryforwards               11,287,000         10,834,000
   Research and development credits                1,177,000          1,042,000
   Share issue costs                                 642,000            854,000
   Other                                             213,000            262,000
--------------------------------------------------------------------------------
Total future tax assets                           14,191,000         13,680,000
Valuation allowance                              (13,344,000)       (13,238,000)
--------------------------------------------------------------------------------
Total future tax assets                              847,000            442,000
--------------------------------------------------------------------------------

FUTURE TAX LIABILITIES:
   Difference between book and tax basis
      for patent and license costs                  (847,000)          (442,000)
--------------------------------------------------------------------------------
Total future tax liabilities                        (847,000)          (442,000)
--------------------------------------------------------------------------------
Net future tax assets                                     --                 --
--------------------------------------------------------------------------------

The potential income tax benefits relating to the future tax assets have been recognized in the accounts to the extent their realization meets the requirements of "more likely than not" under the liability method of tax allocation. In prior periods the Company had concluded the realization of the loss carryforwards and tax credits under the deferral method of tax allocation did not meet the virtual certainty and reasonable assurance test.

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



14. INCOME TAXES (CONT'D.)

The reconciliation of income tax attributable to operations computed at the statutory tax rates to income tax expense (recovery), using a 45.62% statutory tax rate, at March 31, is:

                                                                        2001                2000
                                                                          $                   $
--------------------------------------------------------------------------------------------------
Income taxes at statutory rates                                     (3,942,000)        (4,379,000)
Foreign rate differential                                              146,000            300,000
Losses not recognized (California)                                     243,000            145,000
Amortization in excess of capital cost allowance for tax               (15,000)          (137,000)
Research and development costs capitalized for tax                      78,000             71,000
Revenue recognized in advance (deferred) for tax purposes              (14,000)           154,000
Expenses deferred until paid                                          (298,000)           168,000
Losses not recognized for tax purposes                               4,072,000          4,103,000
Non-deductible share issue costs                                      (335,000)          (400,000)
Non-deductible expenses                                                 38,000                 --
Other                                                                   27,000            (25,000)
--------------------------------------------------------------------------------------------------
                                                                            --                 --
--------------------------------------------------------------------------------------------------

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



15. PENSION PLAN

In 1995, the U.S. subsidiary adopted a 401 (k) Profit Sharing Plan covering substantially all of its employees in the United States. The defined contribution plan allows the employees to contribute a percentage of their compensation each year. The Company currently matches 50% of the employees contribution, up to 6% of annual compensation which is recorded as expense in the accompanying consolidated statements of loss as incurred. The Company's contributions are invested in common shares of the Company which are included in the calculation of loss per common share for the years presented. The pension expense for the year ended March 31, 2001 was $60,761 [2000 - $87,104; 1999 -
$66,297].


16. SEGMENTED INFORMATION

The Company's reportable business segments include the BTX Instrument Division and the Drug and Gene Delivery Division. The Company evaluates performance based on many factors including net results from operations before certain unallocated costs. The Company does not allocate interest income and expenses and general and administrative costs to its reportable segments. In addition, total assets are not allocated to each segment.

The accounting policies of the segments are the same as those described in note
2.

Substantially all of the Company's assets and operations are located in the United States and predominantly all revenues are generated, based on the location of origin, in the United States.

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



16. SEGMENTED INFORMATION (CONT'D.)

                                          BTX         DRUG AND GENE
                                      INSTRUMENT        DELIVERY       RECONCILING
                                       DIVISION         DIVISION          ITEMS            TOTAL
                                           $                $               $                $
--------------------------------------------------------------------------------------------------
YEAR ENDED MARCH 31, 2001
Reportable segment net sales           4,452,939              --               --       4,452,939
Other reportable segment revenue              --         644,130               --         644,130
Interest income                               --              --          443,629         443,629
--------------------------------------------------------------------------------------------------
Total revenue                          4,452,939         644,130          443,629       5,540,698
--------------------------------------------------------------------------------------------------
Reportable segment cost of sales      (1,925,118)             --               --      (1,925,118)
Other reportable segment expenses     (1,856,918)     (5,810,558)              --      (7,667,476)
General and administrative                    --              --       (4,568,079)     (4,568,079)
Interest expense                              --              --          (20,380)        (20,380)
--------------------------------------------------------------------------------------------------
Net income (loss)                        670,903      (5,166,428)      (4,144,830)     (8,640,355)
--------------------------------------------------------------------------------------------------

                                          BTX        DRUG AND GENE
                                      INSTRUMENT        DELIVERY       RECONCILING
                                       DIVISION         DIVISION          ITEMS            TOTAL
                                           $                $               $                $
--------------------------------------------------------------------------------------------------
YEAR ENDED MARCH 31, 2000
Reportable segment net sales           3,827,537         306,899               --       4,134,436
Other reportable segment revenue              --         942,903               --         942,903
Interest income                               --              --          556,193         556,193
--------------------------------------------------------------------------------------------------
Total revenue                          3,827,537       1,249,802          556,193       5,633,532
--------------------------------------------------------------------------------------------------
Reportable segment cost of sales      (1,781,972)       (241,927)              --      (2,023,899)
Restructuring charges                    (19,729)       (577,454)              --        (597,183)
Other reportable segment expenses     (1,693,179)     (6,504,088)              --      (8,197,267)
General and administrative                    --              --       (4,390,783)     (4,390,783)
Interest expense                              --              --          (24,342)        (24,342)
--------------------------------------------------------------------------------------------------
Net income (loss)                        332,657      (6,073,667)      (3,858,932)     (9,599,942)
--------------------------------------------------------------------------------------------------

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



16. SEGMENTED INFORMATION (CONT'D.)

                                          BTX        DRUG AND GENE
                                      INSTRUMENT        DELIVERY       RECONCILING
                                       DIVISION         DIVISION          ITEMS            TOTAL
                                           $                $               $                $
--------------------------------------------------------------------------------------------------
YEAR ENDED MARCH 31, 1999
Reportable segment net sales           3,434,105              --               --       3,434,105
Other reportable segment revenue              --       4,887,183               --       4,887,183
Interest income                               --              --          300,911         300,911
--------------------------------------------------------------------------------------------------
Total revenue                          3,434,105       4,887,183          300,911       8,622,199
--------------------------------------------------------------------------------------------------
Reportable segment cost of sales      (1,638,635)             --               --      (1,638,635)
Other reportable segment expenses     (1,429,084)     (7,745,526)              --      (9,174,610)
General and administrative                    --              --       (4,393,400)     (4,393,400)
Interest expense                              --              --          (19,391)        (19,391)
--------------------------------------------------------------------------------------------------
Net income (loss)                        366,386      (2,858,343)      (4,111,880)     (6,603,837)
--------------------------------------------------------------------------------------------------

During the year ended March 31, 2001, 35% of the Company's net sales were from sales into non-U.S. countries [2000 - 30%; 1999 - 37%].

Net sales of the Company by customer location were as follows:

                                                  YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                   MARCH 31,          MARCH 31,          MARCH 31,
                                                     2001               2000               1999
                                                       $                  $                  $
--------------------------------------------------------------------------------------------------
United States                                      2,890,875         2,905,065          2,174,364
Australia                                             36,096            34,114             15,933
Canada                                                19,966            42,991             35,565
Europe                                               742,227           463,966            466,585
East Asia                                            683,379           621,670            557,064
Other                                                 80,396            66,630            184,594
--------------------------------------------------------------------------------------------------
Total                                              4,452,939         4,134,436          3,434,105
--------------------------------------------------------------------------------------------------

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



17. RELATED PARTY TRANSACTIONS

[a]   The payments to parties not at arm's length include the following:

      - legal services provided by a law firm where one of the partners is a director of the Company

      - accounting and administration services provided by a company where the principal is a director of the Company

      - rent and administration fees paid to a company where one of the principals was an officer of the Company's French subsidiary, as follows:

                                                  YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                   MARCH 31,          MARCH 31,          MARCH 31,
                                                     2001               2000               1999
                                                       $                  $                  $
--------------------------------------------------------------------------------------------------
     Legal services                                  239,225           161,042             93,778
     Accounting and administration                    28,780            29,055             26,735
     Rent and administration                              --            32,600            114,900
--------------------------------------------------------------------------------------------------

[b] Included in accounts payable and accrued expenses are the following amounts owed to the parties identified in note 17[a] which are payable under normal trade terms:

                                                                        2001                2000
                                                                          $                   $
--------------------------------------------------------------------------------------------------
     Legal services and accounting and
       administration                                                   66,916              6,130
--------------------------------------------------------------------------------------------------

[c] Total expenses paid to the parties identified in note 17[a] and included in share issue costs were $95,263 [2000 - $129,300; 1999 - $18,573] for the year ended March 31, 2001. All transactions are recorded at their exchange amounts.

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



18. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                  YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                   MARCH 31,          MARCH 31,          MARCH 31,
                                                     2001               2000               1999
                                                       $                  $                  $
--------------------------------------------------------------------------------------------------
Interest paid during
   the year                                           20,380            24,342             19,391
--------------------------------------------------------------------------------------------------

During the year ended March 31, 2001, the Company granted warrants and issued common shares pursuant to a license agreement [note 11[b][ii]] aggregating $900,450.


19.   GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES

The Company prepares its consolidated financial statements in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"). In addition, the Company provides supplementary descriptions of significant differences between Canadian GAAP and those in the United States ("U.S. GAAP") as follows:

[a] Under U.S. GAAP, dilutive loss per common share is calculated in accordance with the treasury stock method and is based on the weighted average number of common shares and dilutive common share equivalents outstanding.

[b] The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB25) and related interpretations, in accounting for its employee stock options. Under APB25, because the exercise price of the Company's options for common shares granted to employees is not less than the fair market value of the underlying stock on the date of grant, no compensation expense has been recognized. The Company considers non-employees those individuals who do not meet the criteria of an employee as defined in APB25. Under U.S. GAAP, stock based compensation to non-employees must be recorded at the fair value of the options granted. This compensation, determined using a Black-Scholes pricing model, is expensed over the vesting periods of each option grant.

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



19.   GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES (CONT'D.)

[c] In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS133), as amended by SFAS137 and SFAS138. SFAS133, as amended, is effective for the Company's year commencing April 1, 2002. The Company does not expect the adoption of SFAS133 to have a material impact on the Company's operations or financial position.

[d] For the purposes of reconciling to U.S. GAAP, during the fourth quarter ended March 31, 2001, the Company changed its accounting policy for upfront non-refundable license payments received in connection with collaborative license arrangements in accordance with Staff Accounting Bulletin No. 101 (SAB 101), as amended by SAB 101(A) and (B), issued by the U. S. Securities and Exchange Commission.

      The Company has recorded cumulative up-front payments of approximately $4,000,000 received through April 1, 2000. In accordance with SAB 101, the Company is required to record these fees over the life of the arrangement, which was terminated in the year ended March 31, 2001. As a result of this change, revenues in the year ended March 31, 2001 have increased by $3,647,059 and the cumulative effect of this change in accounting principle is a charge of $3,647,059 to net loss in the year ended March 31, 2001.

[e] U.S. GAAP requires disclosure of comprehensive loss which measures all non-capital changes in shareholders' equity. Other accumulated comprehensive loss for the Company relates to foreign exchange adjustments of $102,238, and unrealized gains on short-term investments of $2,152 at March 31, 2001.

[f] Under U.S. GAAP, short-term investments are classified as available-for-sale and carried at market values with unrealized gains or losses reflected as a component of other accumulated comprehensive loss.

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



19.   GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES (CONT'D.)

The impact of significant variations to U.S. GAAP on the Consolidated Statements of Loss are as follows:

                                                               YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                                MARCH 31,         MARCH 31,         MARCH 31,
                                                                  2001              2000              1999
                                                                    $                 $                 $
--------------------------------------------------------------------------------------------------------------
Loss for the year, Canadian GAAP                                (8,640,355)       (9,599,942)       (6,603,837)
Adjustment for stock based compensation                           (226,000)       (1,103,888)         (546,700)
Adjustment for revenue recognition                               3,647,059                --                --
--------------------------------------------------------------------------------------------------------------
Loss for the year before cumulative
   effect of a change in accounting policy
   [note 19[d]], U.S. GAAP                                      (5,219,296)      (10,703,830)       (7,150,537)
--------------------------------------------------------------------------------------------------------------
Cumulative effect of change in
   accounting policy                                            (3,647,059)               --                --
--------------------------------------------------------------------------------------------------------------
LOSS FOR THE YEAR, U.S. GAAP                                    (8,866,355)      (10,703,830)       (7,150,537)
Unrealized gains from short term investments                         2,152                --                --
Unrealized gains (losses) on foreign currency translation           (1,327)            2,090           (83,294)
--------------------------------------------------------------------------------------------------------------
Comprehensive loss for the year, U.S. GAAP                      (8,865,530)      (10,701,740)       (7,233,831)
--------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per common share, U.S. GAAP:
   Loss before cumulative effect of a change
     in accounting policy                                            (0.19)            (0.48)            (0.35)
   Cumulative effect of change in accounting policy                  (0.13)               --                --
Basic and diluted loss per common share, U.S. GAAP                   (0.32)            (0.48)            (0.35)
--------------------------------------------------------------------------------------------------------------
Weighted average number of common shares                        27,648,854        22,107,190        20,272,801
--------------------------------------------------------------------------------------------------------------
Pro forma amounts assuming the accounting
  change is applied retroactively:
Net loss                                                        (5,219,296)      (10,468,536)      (11,032,890)
--------------------------------------------------------------------------------------------------------------
Net loss per common share                                            (0.19)            (0.47)            (0.54)
--------------------------------------------------------------------------------------------------------------

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



19.   GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES (CONT'D.)

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation (SFAS123), which also requires that the information be determined as if the Company has accounted for its employee stock options granted in fiscal periods beginning subsequent to December 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions for the year ended March 31, 2001: risk free interest rate of 5.6% [2000 - 6.1%; 1999 - 5.2%]; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 0.75 [2000 - 0.62; 1999 - 0.68]; and a weighted average expected life of the options of 9 years [2000 - 5; 1999 - 7 1/2].

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

The weighted-average fair value of options granted during the year ended March 31, 2001 which were granted at fair market value on the date of grant was $1.51 [2000 - $2.56; 1999 - $3.19].

Supplemental disclosure of pro forma loss and loss per common share is as follows:

                                                  YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                   MARCH 31,          MARCH 31,          MARCH 31,
                                                     2001               2000               1999
                                                       $                  $                  $
--------------------------------------------------------------------------------------------------
Pro forma loss, U.S. GAAP                        (10,636,154)      (11,985,791)        (9,169,837)
Pro forma loss per share, U.S. GAAP                   (0.38)             (0.54)             (0.45)
--------------------------------------------------------------------------------------------------

GENETRONICS BIOMEDICAL LTD.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 2001                                       (Expressed in U.S. dollars)



19.   GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES (CONT'D.)

The impact of significant variations to U.S. GAAP on the Consolidated Balance Sheet items are as follows:

                                                     2001                2000
                                                       $                   $
--------------------------------------------------------------------------------
Short-term investments                            2,806,620                 --
Additional paid in capital                        3,352,850          2,572,900
Deficit                                         (41,001,930)       (32,135,575)
Accumulated other comprehensive loss               (100,086)          (100,911)
--------------------------------------------------------------------------------

20. SUBSEQUENT EVENTS

[i] Pursuant to the terms of an employment agreement, an executive officer who was terminated subsequent to March 31, 2001 is entitled to additional remuneration of one year's salary which amounts to approximately $230,000 to be paid in bi-weekly installments.

[ii] The Company has called an Extraordinary General Meeting of its shareholders for May 22, 2001 to consider the continuation of the Company from British Columbia, Canada to Delaware, U.S.A. The continuation is subject to the approval of the shareholders and subsequent to their approval, is subject to the approval of the Board of Directors.