Form 10-Q
period 2001-06-30
GENETRONICS BIOMEDICAL LTD
filed 2001-08-09
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

                         to

Commission File No. 0-29608
GENETRONICS BIOMEDICAL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	33-0969592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11199 Sorrento Valley Road San Diego, California	92121-1334
(Address of principal executive offices)	(Zip Code)

Company’s telephone number, including area code: (858) 597-6006

Genetronics Biomedical Ltd. (Former Name)	March 31 (Former Fiscal Year)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     The number of shares outstanding of the Company’s Common Stock, par value $ 0.001 per share, was 33,759,968 as of August 7, 2001.

GENETRONICS BIOMEDICAL CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2001

Part I. Financial Information

Item 1. Financial Statements

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2001	2001
	$	$

ASSETS

Current

Cash and cash equivalents	4,004,833	3,721,326

Short term investments	—	2,806,620

Accounts receivable, net of allowance for uncollectible accounts of $24,955 [March 31, 2001 - $42,037]	791,764	903,526

Inventories [note 3]	876,041	756,543

Prepaid expenses and other	98,894	61,399

Total current assets	5,771,532	8,249,414

Fixed assets, net	833,924	904,026

Other assets, net	2,302,037	2,332,826

	8,907,493	11,486,266

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current

Accounts payable and accrued expenses	1,422,747	1,393,585

Current portion of obligations under capital leases	60,087	68,931

Deferred revenue	22,000	50,029

Total current liabilities	1,504,834	1,512,545

Obligations under capital leases	39,774	48,532

Deferred rent	38,645	34,901

Total liabilities	1,583,253	1,595,978

Shareholders’ equity

Common stock, $0.001 par value [note 4]	33,760	33,757

Additional paid in capital [note 4]	51,076,904	50,958,547

Other comprehensive loss	(102,238)	(100,086)

Deficit	(43,684,186)	(41,001,930)

Total shareholders’ equity	7,324,240	9,890,288

	8,907,493	11,486,266

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF
OPERATIONS
(Unaudited)

	Three Months Ended June 30,

	2001	2000
	$	$

REVENUE

Net sales	784,543	1,164,788

License fee and milestone payments	—	58,823

Grant funding	—	12,387

Revenues under collaborative research and development arrangements	53,179	75,001

Interest income	61,344	138,378

	899,066	1,449,377

EXPENSES

Cost of sales	367,116	454,640

Research and development	873,060	1,394,830

Selling, general and administrative	2,336,383	1,543,179

Interest expense	4,763	5,076

	3,581,322	3,397,725

Net loss for the period before cumulative effect of change in accounting principle	(2,682,256)	(1,948,348)

Cumulative effect of a change in accounting principle	—	(3,647,059)

Net loss	(2,682,256)	(5,595,407)

Amounts per common share — basic and diluted [note 6]:

Net loss before cumulative effect of change in accounting principle	(0.08)	(0.08)

Cumulative effect of a change in accounting principle	—	(0.15)

Net loss	(0.08)	(0.23)

Weighted average number of common shares	33,758,111	23,629,490

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Unaudited)

	Three Months Ended June 30,

	2001	2000
	$	$

OPERATING ACTIVITIES

Net loss for the period	(2,682,256)	(5,595,407)

Items not involving cash:

Cumulative effect of a change in accounting principle	—	3,647,059

Compensation for services paid in stock options	114,186	99,891

Depreciation and amortization	171,261	135,321

Recovery of uncollectible accounts	(17,082)	(24,998)

Provision for inventory obsolescence	(30,113)	(6,245)

Loss on disposal of fixed assets	4,335	12,904

Deferred rent	3,744	7,478

Changes in non-cash working capital items:

Accounts receivable	128,844	146,132

Inventories	(89,384)	(219,429)

Prepaid expenses and other	(37,495)	(60,358)

Accounts payable and accrued expenses	29,162	(150,653)

Deferred revenue	(28,029)	(58,824)

Cash used in operating activities	(2,432,827)	(2,067,129)

INVESTING ACTIVITIES

Sale of short term investments	2,804,468	—

Purchase of capital assets	(29,187)	(82,209)

Increase in other assets	(45,518)	(89,691)

Cash provided by (used in) investing activities	2,729,763	(171,900)

FINANCING ACTIVITIES

Payments on obligations under capital leases	(17,602)	(12,556)

Proceeds from issuance of common shares — net of issue costs	4,173	763,455

Cash provided by (used in) financing activities	(13,429)	750,899

Effect of exchange rate changes on cash	—	(754)

Increase (decrease) in cash and cash equivalents	283,507	(1,488,884)

Cash and cash equivalents, beginning of period	3,721,326	9,742,344

Cash and cash equivalents, end of period	4,004,833	8,253,460

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The unaudited Consolidated Statements of Operations for the three months ended June 30, 2001 and 2000, the unaudited Consolidated Balance Sheet as of June 30, 2001, and the unaudited Consolidated Statements of Cash Flows for the three months ended June 30, 2001 and 2000 have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for all periods presented, have been made.

     On June 15, 2001, the Company completed a change in its jurisdiction of incorporation from British Columbia, Canada into the state of Delaware. The change was accomplished through a continuation of Genetronics Biomedical Ltd., a British Columbia Corporation, into Genetronics Biomedical Corporation, a Delaware corporation. Genetronics Biomedical Ltd., the British Columbia Corporation, prepared its financial statements in accordance with accounting principles generally accepted in Canada. All periods presented have been restated to financial statements prepared in accordance with accounting principles generally accepted in the United Sates. Otherwise, the accounting policies and methods of application adopted in these unaudited interim consolidated financial statements are the same as those of the annual consolidated financial statements for the year ended March 31, 2001.

     Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the annual audited consolidated financial statements for the year ended March 31, 2001 included in the Genetronics Biomedical Ltd. Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results for the full year or for any other future period.

     The Company has financed its cash requirements primarily from share issuances, payments from collaborators and government grants. The Company’s ability to realize the carrying value of its assets is dependent on successfully bringing its technologies to the market and achieving future profitable operations, the outcome of which cannot be predicted at this time. It will be necessary for the Company to raise additional funds for the continuing development of its technologies.

2. Principles of Consolidation

     These consolidated financial statements include the accounts of Genetronics Biomedical Corporation and its wholly-owned subsidiary, Genetronics, Inc., a private company incorporated in the state of California. Effective May 2000, the Company closed the operations of its wholly owned subsidiary Genetronics SA, a company incorporated in France, and subsequently sold its investment in Genetronics SA for nominal consideration to Geser SA, a company owned by the former General Manager of Genetronics SA. Significant intercompany accounts and transactions have been eliminated on consolidation.

3. Inventories

     Inventories consist of the following:

	June 30, 2001	March 31, 2001
	$	$

Raw Materials	544,245	564,034

Work in process	159,655	85,006

Finished Goods	338,987	304,462

	1,042,887	953,502

Less: allowance for obsolescence	(166,846)	(196,959)

	876,041	756,543

4. Share Capital

     Authorized and Issued Share Capital as at June 30, 2001:

Authorized:	100,000,000 common shares with a par value of $0.001 per share 10,000,000 preferred shares with a par value of $0.001 per share

Issued:	33,759,968 common shares with a par value of $33,760 No preferred shares have been issued to date

As a result of the Company’s continuation into Delaware [note 1] on June 15, 2001, the Company changed its no par value common shares to $0.001 par value common shares. The shareholders’ equity section as of March 31, 2001 has been reclassified to conform to this presentation.

     Authorized and Issued Share Capital as at March 31, 2001:

Authorized:	100,000,000 common shares with a par value of $0.001 per share 10,000,000 preferred shares with a par value of $0.001 per share

Issued:	33,756,718 common shares with a par value of $33,757 No Class A preferred shares had been issued to date

The 2000 Stock Option Plan, effective July 31, 2000 (the “2000 Plan”), was approved by the shareholders on August 7, 2000, pursuant to which 7,400,000 common shares are reserved for issuance. The 2000 Plan supercedes all previous stock option plans. As of June 30, 2001, 936,488 common shares were available for grant under the 2000 Plan. At March 31, 2001, there were 1,165,300 stock options available for grant under the 2000 Plan.

     Stock Options Outstanding as at June 30, 2001:

During the three months ended June 30, 2001, the Company granted 747,500 stock options with a weighted average exercise price of $1.47.

At June 30, 2001 5,685,262 stock options remain outstanding at exercise prices ranging from $0.84 to $5.50 with a weighted average remaining life of 6.9 years, of which 4,018,528 are vested as at June 30, 2001.

     Issuance of Common Stock:

During the three months ended June 30, 2001, the Company issued 3,250 common shares upon the exercise of stock options, for gross proceeds of $4,173.

5. Change in Accounting Principle

     During the fourth quarter ended March 31, 2001, the Company changed its accounting policy for up-front non-refundable license payments received in connection with collaborative license arrangements to be in accordance with Staff Accounting Bulletin No. 101 (SAB 101), as amended by SAB 101(A) and (B), issued by the U.S. Securities and Exchange Commission.

     The Company has recorded cumulative up-front payments of approximately $4,000,000 received through April 1, 2000. In accordance with SAB 101, the Company is required to record these fees over the life of the arrangement, which was terminated in the year ended March 31, 2001. As a result of this change, revenues in the quarter ended June 30, 2000 have increased by $58,823 and the cumulative effect of this change in accounting principle is a charge of $3,647,059 to net loss in the quarter ended June 30, 2000.

6. Loss Per Common Share

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

7. Segment Information

     The Company’s reportable business segments include the Company’s subsidiary’s BTX Instrument Division and the Drug and Gene Delivery Division. The Company evaluates performance based on many factors including net results from operations before certain unallocated costs. The Company does not allocate interest income and expenses and general and administrative costs to its reportable segments. In addition, total assets are not allocated to each segment.

		Drug and
		Gene
	BTX	Delivery
	Instrument Division	Division	Reconciling Items	Total
	$	$	$	$

Three Months Ended June 30, 2001

Reportable segment net sales	784,543	—	—	784,543

Other reportable segment revenue	—	53,179	—	53,179

Interest income	—	—	61,344	61,344

Total revenue	784,543	53,179	61,344	899,066

Reportable segment cost of sales	(367,116)	—	—	(367,116)

Other reportable segment expenses	(452,890)	(913,378)	—	(1,366,268)

General and administrative	—	—	(1,843,175)	(1,843,175)

Interest expense	—	—	(4,763)	(4,763)

Net (loss)	(35,463)	(860,199)	(1,786,594)	(2,682,256)

		Drug and
		Gene
	BTX	Delivery
	Instrument Division	Division	Reconciling Items	Total
	$	$	$	$

Three Months Ended June 30, 2000

Reportable segment net sales	1,164,788	—	—	1,164,788

Other reportable segment revenue	—	146,211	—	146,211

Interest income	—	—	138,378	138,378

Total revenue	1,164,788	146,211	138,378	1,449,377

Reportable segment cost of sales	(454,640)	—	—	(454,640)

Other reportable segment expenses	(408,109)	(1,277,788)	—	(1,685,897)

General and administrative	—	—	(1,252,112)	(1,252,112)

Interest expense	—	—	(5,076)	(5,076)

Net income (loss) before cumulative effect of change in accounting principle	302,039	(1,131,577)	(1,118,810)	(1,948,348)

Cumulative effect of change in accounting principle	—	(3,647,059)	—	(3,647,059)

Net income (loss)	302,039	(4,778,636)	(1,118,810)	(5,595,407)

     Substantially all of the Company’s assets and operations are located in the United States and the majority of all revenues are generated in the United States.

     Approximately 50% (2000: 47%) of the Company’s net sales were made to one customer for the three months ended June 30, 2001. The Company exported approximately 33% (2000: 36%) of its net sales for the three months ended June 30, 2001.

     Net sales of the Company by destination were as follows:

	Three Months Ended	Three Months Ended
	June 30, 2001	June 30, 2000
	$	$

United States	523,315	745,868

Europe	74,468	201,732

East Asia	149,994	143,379

Other	36,766	73,809

Total	784,543	1,164,788

8. New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS 137 and SFAS 138. SFAS 133, as amended, is effective for the Company’s year commencing April 1, 2001. The adoption of SFAS 133 did not have a material impact on the Company’s operations or financial position.

9. Other Information

     Effective June 15, 2001, Genetronics Biomedical Corporation changed its fiscal year end to December 31. The Form 10-K for fiscal year 2001 shall cover the transition period from April 1, 2001 to December 31, 2001.

10. Subsequent Events

     On July 17, 2001 the Company entered into a Separation Agreement with a senior executive whose employment ended on May 14, 2001. In accordance with the terms of the Termination of Employment Agreement, the Company has accrued and recorded severance charges of $228,364 for the three months ended June 30, 2001.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including those related to development plans, intentions to seek licensing partners and additional sources of capital, intended inventory levels, expectations concerning the adequacy of existing cash resources, and other financial, clinical, business environment and trend projections. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, potential changes in strategy and focus of potential collaborative partners, competitive conditions and demand for its products, the current stage of development of both the Company and its products, the timing and uncertainty of results of both research and regulatory processes, the extensive government regulation applicable to its business, the unproven safety and efficacy of its device products, its significant additional financing requirements, the volatility of its stock price, the uncertainty of future capital funding, its potential exposure to product liability or recall, uncertainties relating to patents and other intellectual property, including whether the Company will obtain sufficient protection or competitive advantage therefrom, its dependence upon a limited number of key personnel and consultants and its significant reliance upon its collaborative partners for achieving its goals, and other factors detailed in its Annual Report on Form 10-K for the year ended March 31, 2001.

     General

     Through its Drug and Gene Delivery Division, the Company is engaged in developing drug and gene delivery systems based on electroporation to be used in the site-specific treatment of disease. Through its BTX Instrument Division, the Company develops, manufactures, and sells electroporation equipment to the research laboratory market.

     In the past the Company’s revenues primarily reflected product sales to the research market through the BTX Instrument Division and research grants through the Drug and Gene Delivery Division. From October 1998 to August 2000 the Company received up-front licensing fees and milestone payments from Ethicon, Inc. and Ethicon Endo-Surgery, Inc.

     The Company plans to seek a new licensing partner for the Electroporation Drug Delivery System. The Company will not receive any milestone or licensing payments for development or sale of the products until a new agreement is in place with a new partner and the Company achieves the milestones specified in the new agreement or product sales commence under the new agreement. There can be no assurance such a partner can be identified or that, once identified, any such milestones can be achieved. The Company believes it has sufficient current resources to initiate activities directed toward product launch and marketing in Europe, and for initiation of a Phase III clinical study in the United States.

     Until it achieves the commercialization of clinical products, the Company expects revenues to continue to be attributable to product sales from the BTX Instrument Division to the research market, grants, collaborative research arrangements, and interest income.

     Due to the expenses incurred in the development of the drug and gene delivery systems, the Company has been unprofitable in the last seven years. As of June 30, 2001 the Company has incurred a cumulative deficit of $43,684,186. The Company expects to continue to incur substantial operating losses in the future due to continued spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities.

     On June 15, 2001 the Company completed a change in its jurisdiction of incorporation from British Columbia, Canada into the state of Delaware. The change was accomplished through a continuation of Genetronics Biomedical Ltd., a British Columbia Corporation, into Genetronics Biomedical Corporation, a Delaware corporation. All periods presented have been restated to financial statements prepared in accordance with accounting principles generally accepted in the United Sates.

Results of Operations

     Revenues

     The Company reported total revenues of $899,066 for three months ended June 30, 2001 which meant a decrease in the amount of $550,311 or 38%, compared to revenues of $1,449,377 for three months ended June 30, 2000. The BTX Division produced net sales of $784,543 for the three months ended June 30, 2001, compared with net sales of $1,164,788 for three months ended June 30, 2000. The decrease in net sales in the amount of $380,245 or 33% in the three month period ended June 30, 2001 was a result of several factors. Domestic sales decreased by 30% which is partially attributable to the economic decline. Also, pricing pressure by the Company’s main competitor as well as increased competition in the cuvette market resulted in lower than expected sales. Export sales which represented 33% of total net sales decreased by $157,692, or 38%, from $418,920 for the three months ended June 30, 2000 to $261,228 for the three months ended June 30, 2001. The decrease is primarily a result of lower sales to the European market due to an industry slowdown. Also, the Company allocated less of its resources to the marketing support of its main European distributor which resulted in a decrease in sales compared to the previous year.

     Due to the cancellation of the Licensing and Development Agreement with Ethicon Endo-Surgery, Inc. in 2000, no license fee and milestone payments have been recorded for the three months ended June 30, 2001.

     During the three months ended June 30, 2001 the Drug and Gene Delivery Division recorded revenues of $53,179 under collaborative research and development arrangements. Revenue decreased by $21,822 compared to $75,001 for three months ended June 30, 2000. The decrease in research revenues is primarily attributed to the fact that a collaborative research agreement in the Gene Therapy area entered into in late 1999 is approaching its completion and therefore lower revenues were recognized. Also, other collaborative arrangements contain benchmarks for which milestone revenues may be recognized once they are achieved but they have not been met yet.

     There were no revenues from grant funding for the three months ended June 30, 2001 compared to $12,387 for the three months ended June 30, 2000. All active grants have expired. The Company continues to pursue additional Small Business Innovation Research Grants, however, no assurance can be given that any such awards will be realized.

     Interest income decreased from $138,378 for the three months ended June 30, 2000, to $61,344 for the three months ended June 30, 2001. The decrease resulted from the diminishing availability of investment funds due to operating losses.

     Cost Of Sales

     Cost of sales decreased by $87,524, or 19%, from $454,640 for the three months ended June 30, 2000, to $367,116 for the three month period ending June 30, 2001. The decrease was principally a result of the 30% lower net sales in the three month period ending June 30, 2001.

     Gross Profit and Gross Margin

     Primarily due to the lower sales, the gross profit for the three months ended June 30, 2001, decreased by $292,721. The gross profit was $417,427 for three months ended June 30, 2001 compared to $710,148 for the three months ended June 30, 2000. The gross profit margin decreased from 61% for the three months ended June 30, 2000, to 53% for the three months ended June 30, 2001. The main reason for the lower gross profit margin was that the decrease in sales resulted in a higher percentage of fixed costs as percentage of net sales combined with lower margins due to pricing pressures.

     Research and Development

     Research and development costs, which include clinical trial costs, decreased by $521,770, or 37%, from $1,394,830 for the three months ended June 30, 2000 to $873,060 for the three months ended June 30, 2001. Reduced expenses in the gene therapy and oncology research areas, due to a shift in our primary focus to the European Access Program (EAP), contributed to these lower expenses. The EAP is defined as a limited release of the Medpulser® Electroporation Therapy System to key head and neck surgeons in several European countries. Under the EAP the Company initiated a marketing evaluation of the technology with a select group of thought leaders at premier cancer centers in Austria, the United Kingdom, Germany, the Netherlands, Switzerland, and the Czech Republic.

     The decrease also reflects lower clinical/regulatory expenses due to the completion of the Head and Neck Phase II clinical trials in the United States and Canada in the previous fiscal year. Subsequent to June 30, 2001 the Company submitted a Phase III protocol to the FDA.

     While engineering expenses related to the support of the BTX products decreased over the previous year, engineering expenses incurred for the support of the Drug and Gene Delivery Division increased by about 20% over the previous year’s first quarter. The reason for the increase is that additional expenses have been incurred as a result of the validation process involved prior to the release of the MedPulser® Electroporation Therapy System in Europe.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses, which consist of advertising, promotion and selling expenses, and general administrative expenses, increased by $793,204 or 51% from $1,543,179 for the three months ended June 30, 2000, to $2,336,383 for three months ended June 30, 2001. Of the above $793,204, about $600,000 were incurred for general and administrative expenses. The increase in the general and administrative area is primarily related to higher salary expenses resulting from additions to our senior management team over the past year and a one-time severance accrual as a result of the termination of employment of a senior executive in May of 2001. Also, in April 2001 a reduction of the Company’s headcount resulted in additional severance expenses. The change of the Company’s jurisdiction from British Columbia to Delaware also contributed to additional administrative expenses in the quarter ended June 30, 2001.

     Sales and Marketing expenses increased by about $200,000 over the previous year’s first quarter of which the majority is attributable to marketing efforts to launch the Medpulser Electroporation Therapy System in Europe. Advertising expenses for BTX products increased over the previous year’s first quarter as a result of a more aggressive trade advertising strategy.

     Net Income/Loss (Net income/loss of reportable segments does not include unallocated items such as interest income and expense and general and administrative costs)

     The BTX Instrument Division reported a net loss in the amount of $35,463 for the three months ended June 30, 2001 compared to a net income of $302,039 for the three months ended June 30, 2000, a decrease of $337,502. The decrease is primarily a result of lower sales of $380,245 compared to the previous year’s first quarter.

     The Drug and Gene Delivery Division reported a net loss in the amount of $860,199 for the three months ended June 30, 2001 compared to a net loss of $1,131,577 for the three months ended June 30, 2000, a decrease of $271,378, or 24%. The decrease is a result of lower research and development/clinical trials expenses.

     For the three months ended June 30, 2001, the Company recorded a net loss of $2,682,256 compared with a net loss of $1,948,348 for the three months ended June 30, 2000, an increase of $733,908 or 38%. The increase is a result of the before mentioned shortfall in net sales in the BTX Instrument Division as well as the increase in selling, general, and administrative expenses, partially offset by reduced research and development expenses.

Liquidity and Capital Resources

     During the last five fiscal years, the Company’s primary uses of cash have been to finance research and development activities and clinical trial activities in the Drug and Gene Delivery Division. Since inception, the Company has satisfied its cash requirements principally from proceeds from the sale of equity securities.

     As of June 30, 2001, Genetronics Biomedical had working capital of $4,266,698 compared with $6,736,869 as of March 31, 2001. The decrease was a result of the operating loss in the three months ended June 30, 2001. The current ratio decreased from 5.45 as of March 31, 2001 to 3.84 as of June 30, 2001.

     Inventories increased from $756,543 as of March 31, 2001 to $876,041 as of June 30, 2001 primarily as the result of building up inventory in the BTX Instrument Division. The increase in inventory was attributable to the fact that the BTX Instrument Division recorded lower sales than anticipated.

     Accounts receivables decreased by $111,762 or 12%, from $903,526 as of March 31, 2001 to $791,764 as of June 30, 2001. The decrease was primarily a result of lower sales activity in the BTX Instrument Division towards the end of the quarter ended June 30, 2001 compared to the end of the fiscal year ended March 31, 2001.

     Current liabilities remained at a consistent level with $1,512,545 as of March 31, 2001 compared to $1,504,834 as of June 30, 2001.

     The Company believes that it has sufficient funds to support its operations at least through the end of the current fiscal year.

     The Company’s long term capital requirements will depend on numerous factors including:

•	The progress and magnitude of the research and development programs, including preclinical and clinical trials;

•	The time involved in obtaining regulatory approvals;

•	The cost involved in filing and maintaining patent claims;

•	Competitor and market conditions;

•	The Company’s ability to establish and maintain collaborative arrangements;

•	The Company’s ability to obtain grants to finance research and development projects; and

•	The cost of manufacturing scale-up and the cost of commercialization activities and arrangements.

     The Company’s ability to generate substantial funding to continue research and development activities, preclinical and clinical studies and clinical trials and manufacturing, scale-up, and selling, general, and administrative activities is subject to a number of risks and uncertainties and will depend on numerous factors including:

•	The Company’s ability to raise funds in the future through public or private financings, collaborative arrangements, grant awards or from other sources;

•	The potential for the Company to obtain equity investments, collaborative arrangements, license agreements or development or other funding programs in exchange for manufacturing, marketing, distribution or other rights to products developed by the Company; and

•	The Company’s ability to maintain its existing collaborative arrangements.

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

Part II. Other Information

Items 1, and 3 are not applicable and have been omitted.

Item 2. Changes in Securities and Use of Proceeds

     In connection with the change in the jurisdiction of the Company’s incorporation from British Columbia, Canada to Delaware, each common share was automatically converted to a common share in the Delaware company. Further details of this transaction and the changes in the rights of the holders of the common stock are contained in the Registration Statement S-4 (Registration No. 333-56978) filed on April 5, 2001.

Item 4. Submission of Matters to a Vote of Security Holders

     At an Extraordinary General Meeting of Shareholders held on May 22, 2001, the following resolution was passed by the margins indicated:

     The Shareholders authorized the Company to make application to the Registrar of Companies of the Province of British Columbia, Canada for consent to the proposed continuation of the Company into the state of Delaware. The Shareholders authorized the Directors of the Company, in their discretion, to amend, delay or abandon the application for continuation of the Company under the Delaware Law without further approval by the Shareholders. The total number of votes cast for, against, and withheld or abstained with respect to the resolution was 6,726,609, 29,800, and 3,170, respectively. The number of shares not voted was 26,997,139.

     On June 8, 2001 the Directors approved to carry out the foregoing continuation into the state of Delaware. The continuation was completed on June 15, 2001.

Item 5. Other Information

     On May 15, 2001 the Company announced that Grant Denison, Jr., has been appointed President and CEO of the Company. Mr. Denison replaced Martin Nash whose employment with the Company ended on May 14, 2001.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
No.	Description

3.1	Certificate of Incorporation of Genetronics Biomedical Corporation (1)

3.2	Bylaws of Genetronics Biomedical Corporation (1)

10.1	Consulting Services Agreement dated May 15, 2001 by and between the Registrant and Martin Nash

(1) Filed as an exhibit to Registrant’s S-4 (Reg. No. 333-56978) on April 5, 2001 and incorporated herein by reference.

(b) Reports on Form 8-K

Report on Form 8-K dated June 15, 2001 containing information relating to the Company’s change in its jurisdiction of incorporation from British Columbia, Canada to Delaware and the change of the Company’s fiscal year end to December 31.

GENETRONICS BIOMEDICAL CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genetronics Biomedical Corporation

Date:	August 8, 2001	By:	/s/ Mervyn J. McCulloch

Mervyn J. McCulloch, Chief Financial Officer