Form 10-Q
period 2001-09-30
GENETRONICS BIOMEDICAL LTD
filed 2001-11-16
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 0-29608
GENETRONICS BIOMEDICAL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	33-0969592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11199 Sorrento Valley Road San Diego, California	92121-1334
(Address of principal executive offices)	(Zip Code)

Company’s telephone number, including area code: (858) 597-6006

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     The number of shares outstanding of the Company’s Common Stock, par value $ 0.001 per share, was 33,759,968 as of November 15, 2001.

GENETRONICS BIOMEDICAL CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2001

Part I. Financial Information

Item 1. Financial Statements

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30	March 31
	2001	2001
	$	$

ASSETS
Current
Cash and cash equivalents	2,206,287	3,721,326
Short term investments	—	2,806,620
Accounts receivable, net of allowance for uncollectible accounts of $17,653 [March 31, 2001 - $42,037]	849,231	903,526
Inventories [note 3]	763,184	756,543
Prepaid expenses and other	48,322	61,399

Total current assets	3,867,024	8,249,414

Fixed assets, net	730,735	904,026
Other assets, net	2,466,198	2,332,826

	7,063,957	11,486,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued expenses	1,329,588	1,393,585
Current portion of obligations under capital leases	38,357	68,931
Deferred revenue	19,000	50,029

Total current liabilities	1,386,945	1,512,545

Obligations under capital leases	25,842	48,532
Deferred rent	42,386	34,901

Total liabilities	1,455,173	1,595,978

Shareholders’ equity
Common stock, $0.001 par value [note 4]	33,760	33,757
Additional paid in capital [note 4]	51,073,559	50,958,547
Other comprehensive loss	(102,238)	(100,086)
Deficit	(45,396,297)	(41,001,930)

Total shareholders’ equity	5,608,784	9,890,288

	7,063,957	11,486,266

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF
OPERATIONS

(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30

	2001	2000	2001	2000
	$	$	$	$

REVENUE
Net sales	1,220,989	1,172,951	2,005,532	2,337,739
License fee and milestone payments	—	142,156	—	200,979
Grant funding	—	55,709	—	68,096
Revenues under collaborative research and development arrangements	53,490	97,779	106,669	172,780
Interest income	27,347	118,286	88,691	256,664

	1,301,826	1,586,881	2,200,892	3,036,258

EXPENSES
Cost of sales	592,075	591,545	959,191	1,046,185
Research and development	803,607	1,206,930	1,676,667	2,486,372
Selling, general and administrative	1,614,427	1,832,237	3,950,810	3,490,804
Interest expense	3,828	4,666	8,591	9,742

	3,013,937	3,635,378	6,595,259	7,033,103

Net loss for the period before cumulative effect of change in accounting principle	(1,712,111)	(2,048,497)	(4,394,367)	(3,996,845)
Cumulative effect of a change in accounting principle	—	—	—	(3,647,059)

Net Loss	(1,712,111)	(2,048,497)	(4,394,367)	(7,643,904)

Amounts per common share — basic and diluted [note 6]:
Net loss before cumulative effect of change in accounting principle	(0.05)	(0.08)	(0.13)	(0.16)
Cumulative effect of a change in accounting principle	—	—	—	(0.14)

Net Loss	(0.05)	(0.08)	(0.13)	(0.30)

Weighted average number of common shares	33,759,968	27,272,642	33,759,045	25,461,020

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF
CASH FLOWS

(Unaudited)

	Six	Six
	Months ended	Months Ended
	September 30	September 30
	2001	2000
	$	$

OPERATING ACTIVITIES
Net loss for the period	(4,394,367)	(7,643,904)
Items not involving cash:
Cumulative effect of a change in accounting principle	—	3,647,059
Compensation for services paid in stock options	110,842	304,325
Depreciation and amortization	342,452	281,318
Recovery of uncollectible accounts	(24,384)	(22,548)
Provision for inventory obsolescence	36,218	(17,130)
Loss (Gain) on disposal of fixed assets	(2,135)	3,760
Deferred rent	7,485	14,958
Changes in non-cash working capital items:
Accounts receivable	78,679	161,471
Inventories	(42,859)	(349,141)
Prepaid expenses and other	13,077	76,854
Accounts payable and accrued expenses	(63,997)	(625,018)
Deferred revenue	(31,029)	(17,780)

Cash used in operating activities	(3,970,018)	(4,185,776)

INVESTING ACTIVITIES
Sale of short-term investments	2,804,468	—
Purchase of capital assets	(29,185)	(155,051)
Increase in other assets	(288,985)	(138,723)

Cash provided by (used in) investing activities	2,486,298	(293,774)

FINANCING ACTIVITIES
Payments on obligations under capital leases	(35,492)	(25,578)
Proceeds from issuance of common shares — net	4,173	792,452

Cash provided by (used in) financing activities	(31,319)	766,874

Effect of exchange rate changes on cash	—	(1,187)

Decrease in cash and cash equivalents	(1,515,039)	(3,713,863)
Cash and cash equivalents, beginning of period	3,721,326	9,742,344

Cash and cash equivalents, end of period	2,206,287	6,028,481

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

     The unaudited Consolidated Statements of Operations for the three months and six months ended September 30, 2001 and 2000, the unaudited Consolidated Balance Sheet as of September 30, 2001, and the unaudited Consolidated Statements of Cash Flows for the six months ended September 30, 2001 and 2000 have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for all periods presented, have been made.

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

     Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the annual audited consolidated financial statements for the year ended March 31, 2001 included in the Genetronics Biomedical Ltd. Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months and six months ended September 30, 2001 are not necessarily indicative of the results for the full year or for any other future period.

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

3. Inventories

     Inventories consist of the following:

	September 30, 2001	March 31, 2001
	$	$

Raw Materials	495,263	564,034
Work in process	171,557	85,006
Finished Goods	329,541	304,462

	996,361	953,502
Less: allowance for obsolescence	(233,177)	(196,959)

	763,184	756,543

4. Share Capital

     Authorized and Issued Share Capital as at September 30, 2001:

Authorized:	100,000,000 common shares with a par value of $0.001 per share 10,000,000 preferred shares with a par value of $0.001 per share

Issued:	33,759,968 common shares with a par value of $33,760 No preferred shares had been issued to date

As a result of the Company’s continuation into Delaware [note 1] on June 15, 2001, the Company changed its no par value common shares to $0.001 par value common shares. The shareholders’ equity section as of March 31, 2001 has been reclassified to conform to this presentation.

Authorized and Issued Share Capital as at March 31, 2001:

Authorized:	100,000,000 common shares with a par value of $0.001 per share 10,000,000 preferred shares with a par value of $0.001 per share

Issued:	33,756,718 common shares with a par value of $33,757 No preferred shares had been issued to date

The 2000 Stock Option Plan, effective July 31, 2000 (the “2000 Plan”), was approved by the shareholders on August 7, 2000, pursuant to which 7,400,000 common shares are reserved for issuance. The 2000 Plan supercedes all previous stock option plans. As of September 30, 2001, 1,353,450 common shares were available for grant under the 2000 Plan. At March 31, 2001, there were 1,165,300 stock options available for grant under the 2000 Plan.

Stock Options Outstanding as at September 30, 2001:

During the six months ended September 30, 2001, the Company granted 981,500 stock options with a weighted average exercise price of $1.25.

At September 30, 2001 5,268,300 stock options remain outstanding at exercise prices ranging from $0.55 to $5.50 with a weighted average remaining life of 6.87 years, of which 4,039,561 are vested as at September 30, 2001.

Issuance of Common Stock:

During the six months ended September 30, 2001, the Company issued 3,250 common shares upon the exercise of stock options, for gross proceeds of $4,173.

5. Change in Accounting Principle

     During the fourth quarter ended March 31, 2001, the Company changed its accounting policy for up-front non-refundable license payments received in connection with collaborative license arrangements to be in accordance with Staff Accounting Bulletin No. 101 (SAB 101), as amended by SAB 101(A) and (B), issued by the U. S. Securities and Exchange Commission.

     The Company has recorded cumulative up-front payments of approximately $4,000,000 received through April 1, 2000. In accordance with SAB 101, the Company is required to record these fees over the life of the arrangement, which was terminated in the year ended March 31, 2001. As a result of this change, revenues in the quarter and the six months ended September 30, 2000 have increased by $58,823 and $117,646, respectively, and the cumulative effect of this change in accounting principle is a charge of $3,647,059 to net loss in the six months ended September 30, 2000.

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

		Drug and
	BTX	Gene
	Instrument	Delivery	Reconciling
	Division	Division	Items	Total
	$	$	$	$

Three Months Ended September 30, 2001
Reportable segment net sales	1,220,989	—	—	1,220,989
Other reportable segment revenue	—	53,490	—	53,490
Interest income	—	—	27,347	27,347

Total revenue	1,220,989	53,490	27,347	1,301,826

Reportable segment cost of sales	(592,075)	—	—	(592,075)
Other reportable segment expenses	(349,597)	(848,876)	—	(1,198,473)
General and administrative	—	—	(1,219,561)	(1,219,561)
Interest expense	—	—	(3,828)	(3,828)

Net income (loss)	279,317	(795,386)	(1,196,042)	(1,712,111)

		Drug and
	BTX	Gene
	Instrument	Delivery	Reconciling
	Division	Division	Items	Total
	$	$	$	$

Three Months Ended September 30, 2000
Reportable segment net sales	1,172,951	—	—	1,172,951
Other reportable segment revenue	—	295,644	—	295,644
Interest income	—	—	118,286	118,286

Total revenue	1,172,951	295,644	118,286	1,586,881

Reportable segment cost of sales	(591,545)	—	—	(591,545)
Other reportable segment expenses	(493,336)	(1,022,985)	—	(1,516,321)
General and administrative	—	—	(1,522,846)	(1,522,846)
Interest expense	—	—	(4,666)	(4,666)

Net income (loss)	88,070	(727,341)	(1,409,226)	(2,048,497)

		Drug and
	BTX	Gene
	Instrument	Delivery	Reconciling
	Division	Division	Items	Total
	$	$	$	$

Six Months Ended September 30, 2001
Reportable segment net sales	2,005,532	—	—	2,005,532
Other reportable segment revenue	—	106,669	—	106,669
Interest income	—	—	88,691	88,691

Total revenue	2,005,532	106,669	88,691	2,200,892

Reportable segment cost of sales	(959,191)	—	—	(959,191)
Other reportable segment expenses	(802,487)	(1,762,254)	—	(2,564,741)
General and administrative	—	—	(3,062,736)	(3,062,736)
Interest expense	—	—	(8,591)	(8,591)

Net income (loss)	243,854	(1,655,585)	(2,982,636)	(4,394,367)

		Drug and
	BTX	Gene
	Instrument	Delivery	Reconciling
	Division	Division	Items	Total
	$	$	$	$

Six Months Ended September 30, 2000
Reportable segment net sales	2,337,739	—	—	2,337,739
Other reportable segment revenue	—	441,855	—	441,855
Interest income	—	—	256,664	256,664

Total revenue	2,337,739	441,855	256,664	3,036,258

Reportable segment cost of sales	(1,046,185)	—	—	(1,046,185)
Other reportable segment expenses	(901,398)	(2,185,384)	—	(3,086,782)
General and administrative	—	—	(2,890,394)	(2,890,394)
Interest expense	—	—	(9,742)	(9,742)

Net income (loss) before cumulative effect of change in accounting principle	390,156	(1,743,529)	(2,643,472)	(3,996,845)

Cumulative effect of change in accounting principle	—	(3,647,059)	—	(3,647,059)

Net income (loss)	390,156	(5,390,588)	(2,643,472)	(7,643,904)

Substantially all of the Company’s assets and operations are located in the United States and predominantly all revenues are generated in the United States.

Approximately 30% (2000: 45%) and 38% (2000: 46%) of the BTX Instrument Division’s net sales were made to one customer for the three months and six months ended September 30, 2001, respectively. The BTX Instrument Division exported approximately 30% (2000: 32%) and 31% (2000: 34%) of its net sales for the three months and six months ended September 30, 2001, respectively.

Net sales of the BTX Instrument Division by destination were as follows:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

United States	858,118	802,718	1,381,433	1,548,586
Canada	—	12,569	—	61,576
Europe	132,184	202,921	206,652	404,653
East Asia	207,419	127,361	357,412	258,614
Rest of World	23,268	27,382	60,035	64,310

Total	1,220,989	1,172,951	2,005,532	2,337,739

8. New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS133), as amended by SFAS137 and SFAS138. SFAS133, as amended, is effective for the Company’s year commencing April 1, 2001. The adoption of SFAS133 did not have a material impact on the Company’s operations or financial position.

9. Other Information

     Effective June 15, 2001, Genetronics Biomedical Corporation changed its fiscal year end to December 31. The Form 10-K for fiscal year 2001 shall cover the transition period from April 1, 2001 to December 31, 2001.

10. Reclassification

     Certain reclassifications have been made to the September 30, 2000 interim financial statements to conform to the September 30, 2001 presentation.

11. Subsequent Events

     Subsequent to September 30, 2001 the Company announced a restructuring of the Company. The reorganization represents a significant reduction of general and administrative costs and includes the departure of the Chief Operating Officer, the Chief Financial Officer, and approximately 20% of support staff positions.

     On November 15, 2001 the Company announced it had entered into an agreement for the sale of 5,212,494 Special Warrants of Genetronics at US $0.45 per Special Warrant for gross proceeds of approximately US $2.3 Million. Each Special Warrant entitles the holder to acquire one common share of Genetronics and one-half of a non-transferable warrant of Genetronics, without payment of further consideration, on the exercise or deemed exercise of the Special Warrant. Each full Warrant entitles the holder to purchase one common share at a price of US $0.75 within 18 months of closing. If Genetronics fails to qualify the resale of the securities within 90 days of closing, then 20% of the purchase price will be refunded to the purchasers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including those related to development plans, intentions to seek licensing partners and additional sources of capital, intended inventory levels, expectations concerning the adequacy of existing cash resources and anticipated sources of future revenues, and other financial, clinical, business environment and trend projections. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, potential changes in strategy and focus of potential collaborative partners, competitive conditions and demand for its products, the current stage of development of both the Company and its products, the timing and uncertainty of results of both research and regulatory processes, the extensive government regulation applicable to its business, the unproven safety and efficacy of its device products, its significant additional financing requirements, the volatility of its stock price, the uncertainty of future capital funding, its potential exposure to product liability or recall, uncertainties relating to patents and other intellectual property, including whether the Company will obtain sufficient protection or competitive advantage therefrom, its dependence upon a limited number of key personnel and consultants and its significant reliance upon its collaborative partners for achieving its goals, and other factors detailed in its Annual Report on Form 10-K for the year ended March 31, 2001.

     General

     Through its Drug and Gene Delivery Division, the Company is developing drug and gene delivery systems based on electroporation to be used in the treatment of disease. Through its BTX Instrument Division, the Company develops, manufactures, and sells electroporation and electrofusion equipment to the research laboratory market.

     In the past the Company’s revenues primarily reflected product sales to the research market through the BTX Instrument Division and research grants through the Drug and Gene Delivery Division. From October 1998 to August 2000 the Company received up-front licensing fees and milestone payments from Ethicon, Inc. and Ethicon Endo-Surgery, Inc.

     The Company is seeking a new licensing partner for the use of electroporation for the delivery of drugs in the treatment of cancer. The Company will not receive any milestone or licensing payments for development or sale of its products until a new strategic alliance is in place with a new partner and the Company achieves the milestones specified in the new agreement, or product sales commence under the new agreement. There can be no assurance that the Company will be able to contract with such a partner or that the Company can achieve the milestones set out in a new agreement. The Company believes it has sufficient current resources to initiate a Phase III clinical study of the use of electroporation in the delivery of bleomycin in the treatment of late stage head and neck cancers.

     Until it achieves the commercialization of clinical products, the Company expects revenues to continue to be attributable to product sales from the BTX Instrument Division to the research market, grants, collaborative research arrangements, and interest income.

     Due to the expenses incurred in the development of the drug and gene delivery systems, the Company has been unprofitable in the last seven years. As of September 30, 2001 the Company has incurred a cumulative deficit of $45,396,297. The Company expects to continue to incur substantial operating losses in the future due to continued spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities.

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

Results of Operations

     Revenues

     The BTX Instrument Division produced net sales of $1,220,989 for the three months ended September 30, 2001, which was an increase in the amount of $48,038, or 4%, compared to total revenues of $1,172,951 for the three months ended September 30, 2000. For the three months ended September 30, 2001, the BTX Instrument Division realized 30% of its net sales from exports, compared to 32% for the same quarter of the previous year.

     Net sales for the six month period ended September 30, 2001 in the amount of $2,005,532 decreased by $332,207, or 14%, compared to net sales in the amount of $2,337,739 for the six months ended September 30, 2000, primarily as a result of the stronger first quarter of 2000 compared to the first quarter of 2001. Export sales as a percentage of total sales decreased from 34% for the six months ended September 30, 2000 to 31% for the six months ended September 30, 2001.

     Sales to Europe for the three months and six months ended September 30, 2001 decreased over the same period of the previous fiscal year due primarily to the Company’s major European distributor clearing the inventory it purchased from the Company under initial stocking order agreements in the previous fiscal year. Sales to East Asia for the three and six months ended September 30, 2001 increased over the same period of the previous year primarily due to a growth in sales to China. The Company has worked closely with the Chinese distributor to assist it in becoming a more significant player in the life science market in East Asia. A two-week seminar series held in China in June of 2001 contributed to the increased sales for the quarter ended September 30, 2001.

     As a result of the addition of Fisher Scientific as a distribution partner in the United States in December of 2000, the Company reduced its reliance on the VWR/Merck group, previously its only major distribution partner. Therefore, sales to the VWR/Merck group as a percentage of total sales decreased from 45% and 46% for the three and six months ended September 30, 2000, respectively, to 30% and 38% for the three months and six months ended September 30, 2001, respectively.

     Due to the cancellation of the Licensing and Development Agreement with Ethicon Endo-Surgery, Inc. in 2000, no license fee and milestone payments have been recorded for the three months and six months ended September 30, 2001. The Company is currently seeking a new licensing partner for the use of electroporation for the delivery of drugs in the treatment of cancer.

     There were no revenues from grant funding for the three months and six months ended September 30, 2001 compared to $55,709 and $68,096 for the three months and six months ended September 30, 2000, respectively. All active grants have expired. The Company continues to pursue additional Small Business Innovation Research Grants; however, no assurance can be given that any such awards will be realized.

     During the three months and six months ended September 30, 2001, the Drug and Gene Delivery Division recorded revenues under collaborative research and development arrangements in the amount of $53,490 and $106,669, respectively. Revenues decreased from the same periods of the previous year due to the fact that a collaborative research agreement in the gene therapy area entered into in late 1999 was completed in the six months ended September 30, 2001.

     Interest income decreased from $118,286 and $256,664 for the three months and six months ended September 30, 2001, respectively, to $27,347 and $88,691 for the three months and six months ended September 30, 2001, respectively. The decrease resulted from the diminishing availability of investment funds due to the continuing operating losses.

     Cost Of Sales

     Cost of sales of $592,075 for the three months ended September 30, 2001 remained at approximately the same level compared to $591,545 for the same period of the previous year.

     Cost of sales for the six months ended September 30, 2001 of $959,191 decreased by $86,994, or 8%, compared to $1,046,185 for the six months ended September 30, 2000. The decrease was a result of the 14% lower sales for the six months ended September 30, 2001 compared to the same period of the previous year.

     Gross Profit and Gross Margin

     The BTX Instrument Division’s gross profit for the three months ended September 30, 2001 in the amount of $628,914 represented an increase of $47,508, or 8%, compared with

$581,406 for the three months ended September 30, 2000. The gross profit margin of 52% for the three months ended September 30, 2001 increased by 2% from 50% for the three months ended September 30, 2000 due to the increase in sales which resulted in a lower percentage of fixed cost as percentage of net sales.

     As a result of the 14% decrease in sales, the BTX Instrument Division’s gross profit for the six months ended September 30, 2001 of $ 1,046,341 decreased by $245,213, or 19%, compared to $1,291,554 for the same period of the previous year. The main reason for the lower gross profit margin was that the decrease in sales resulted in a higher percentage of fixed costs as percentage of net sales combined with lower margins for certain products due to pricing pressures.

     Research and Development

     Research and development, which includes clinical trial costs, decreased by $403,323, or 33%, from $1,206,930 for the three months ended September 30, 2000 to $803,607 for the three months ended September 30, 2001. For the six months ended September 30, 2001 the research and development and clinical trial costs of $1,676,667 decreased by $809,705, or 33%, compared to the research and development expense in the amount of $2,486,372 for the six months ended September 30, 2000. Reduced expenses in the oncology research area contributed to these lower expenses.

     The decrease also reflects lower clinical/regulatory expenses due to the completion of the Head and Neck Phase II clinical trials in the United States and Canada in the previous fiscal year. The Company is currently planning to enter a Phase III clinical trial, which is subject to the approval by the FDA.

     Reduced product development expenses in the BTX Instrument Division also contributed to the decrease in research and development expenses for the three months and six month ended September 30, 2001.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses, which consist of advertising, promotion and selling expenses, business development expenses, and general administrative expenses, decreased by $217,810, or 12%, from $1,832,237 for the three months ended September 30, 2000, to $1,614,427 for three months ended September 30, 2001. The decrease was partially attributable to the fact that for the three months ended September 30, 2000 the Company incurred approximately $121,000 in severance expenses due to the termination of a senior executive. Also, a reduction in legal expenses due to the winding down of a patent review contributed to the lower general and administrative expenses in the three months ended September 30, 2001.

     For the six months ended September 30, 2001, selling, general, and administrative expenses of $3,950,810 increased by $460,006, or 12%, over the same period of the previous year. An increase in the general and administrative area was primarily related to higher salary expenses resulting from additions to our senior management team over the past year and a one-time severance accrual as a result of the termination of employment of a senior executive in May of 2001. Also, in April 2001 a reduction of the Company’s headcount resulted in additional severance expenses. The change of the Company’s jurisdiction from British Columbia to Delaware also contributed to additional legal expenses in the first quarter of 2001.

     Sales and Marketing expenses increased over the previous six-month period ended September 30, 2000 as marketing efforts to launch the Medpulser Electroporation Therapy System in Europe were initiated in 2001.

     Net Income/Loss (Net income/loss of reportable segments does not include unallocated items such as interest income and expense and general and administrative costs)

     The BTX Instrument Division reported a net income in the amount of $279,317 for the three months ended September 30, 2001, compared to a net income in the amount of $88,070 for the three months ended September 30, 2000, which represents an increase of $191,247. The increase was primarily a decrease of development expenses in the engineering area. Also, a slight increase in sales and profit margin contributed to the higher net income. For the six months ended September 30, 2001, the BTX Instrument Division reported a net income of $243,854 which is a decrease of $146,302 over the same period of the previous year, primarily as result of the 14% decrease in net sales.

     The Drug and Gene Delivery Division reported a net loss of $795,386 for the three months ended September 30, 2001 compared to $727,341 for the three months ended September 30, 2000, an increase of $68,045, or 9%. The higher loss was a result of lower revenues from milestone payments, grant funding, and collaborative research and development arrangements, which more than offset lower research and development expenses. For the six months ended September 30, 2001, the Drug and Gene Delivery Division reported a net loss of $1,655,585 compared to a net loss before the cumulative effect of change in accounting principle of $1,743,529 for the six months ended September 30, 2000. The 5% decrease in the net loss for the six months ended September 30, 2001 was a result of the lower expenditures in the research and development area which more than offset the decrease in revenues.

     For the three months ended September 30, 2001, the Company recorded a net loss of $1,712,111, or $0.05 per common share, compared with a net loss of $2,048,497, or $ 0.08 per common share, for the three months ended September 30, 2000, which meant a decrease in net loss of $336,386, or 16%. The lower net loss is primarily a result of the decreased research and development expenses which more than offset a decrease in revenues from milestone payments, grant funding, and collaborative research and development arrangements. Primarily as a result of the before mentioned decrease in revenues for the six months ended September 30, 2001 over the same period of the previous year, the net loss of $4,394,367 for the six months ended September 30, 2001 was $397,522, or 9%, higher than the net loss before the cumulative effect of a change in accounting principle of $3,996,845 for the same period of the previous year.

Liquidity and Capital Resources

     During the last five fiscal years, the Company’s primary uses of cash have been to finance research and development activities and clinical trial activities in the Drug and Gene Delivery Division. Since inception, the Company has satisfied its cash requirements principally from proceeds from the sale of equity securities.

     As of September 30, 2001, Genetronics Biomedical had working capital of $2,480,079 compared with $6,736,869 as of March 31, 2001. The decrease was a result of the net loss of $4,394,367 in the six months ended September 30, 2001. The current ratio decreased from 5.45 as of March 31, 2001 to 2.79 as of September 30, 2001.

     On November 15, 2001 the Company announced it had entered into an agreement for the sale of 5,212,494 Special Warrants of Genetronics at US $0.45 per Special Warrant for gross proceeds of approximately US $2.3 Million. Each Special Warrant entitles the holder to acquire one common share of Genetronics and one-half of a non-transferable warrant of Genetronics, without payment of further consideration, on the exercise or deemed exercise of the Special Warrant. Each full Warrant entitles the holder to purchase one common share at a price of US $0.75 within 18 months of closing. If Genetronics fails to qualify the resale of the securities within 90 days of closing, then 20% of the purchase price will be refunded to the purchasers.

     Inventories in the amount of $763,184 as of March 31, 2001 remained at the same level compared to $756,543 as of March 31, 2001.

     Accounts receivables decreased by $54,295, or 6%, from $903,526 as of March 31, 2001 to $849,231 as of September 30, 2001. The decrease was primarily a result of lower sales activity in the BTX Instrument Division towards the end of the quarter ended September 30, 2001 compared to the end of the fiscal year ended March 31, 2001.

     Current liabilities decreased from $1,512,545 as of March 31, 2001 to $1,386,945 as of September 30, 2001, partially due to decreased lease obligations as a result of restructured equipment lease agreements and a reduction in deferred revenues since revenues for the before mentioned completed collaborative research agreement have been recognized.

     The Company believes that, including the proceeds expected from the above mentioned sale of securities, it has sufficient funds to support its operations at least through the end of the current fiscal year.

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

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders held on September 7, 2001, the following resolutions were passed by the margins indicated:

1. The following five Directors were elected to serve until the next annual meeting of the shareholders or until his or her successor is duly elected or appointed, subject to earlier resignation or removal.

Name	Votes For	Votes Against/Withhold	Votes Abstained

Grant W. Denison, Jr.	14,966,459	5,550	66,720
Tazdin Esmail	14,971,459	550	66,720
James L. Heppell	12,380,146	2,591,863	66,720
Gordon J. Politeski	12,408,896	2,563,113	66,720
Felix Theeuwes	14,971,459	150	66,720

2. The Shareholders approved an amendment of the 2000 Stock Option Plan of the Company. The total number of votes cast for, against, and abstained was 4,430,806, 120,727, and 2,267,928, respectively. The number of shares not voted was 26,940,507, which includes 6,051,595 broker non-votes.

Item 5. Other Information

     Subsequent to September 30, 2001 the Company announced a restructuring of the Company. The reorganization represents a significant reduction of general and administrative costs and includes the departure of the Chief Operating Officer, the Chief Financial Officer, and approximately 20% of support staff positions.

     On November 15, 2001 the Company announced it had entered into an agreement for the sale of 5,212,494 Special Warrants of Genetronics at US $0.45 per Special Warrant for gross proceeds of approximately US $2.3 Million. Each Special Warrant entitles the holder to acquire one common share of Genetronics and one-half of a non-transferable warrant of Genetronics, without payment of further consideration, on the exercise or deemed exercise of the Special Warrant. Each full Warrant entitles the holder to purchase one common share at a price of US $0.75 within 18 months of closing. If Genetronics fails to qualify the resale of the securities within 90 days of closing, then 20% of the purchase price will be refunded to the purchasers.

Item 6. Exhibits and Reports on Form 8-K

             (a)  Exhibits

Exhibit
No.	Description

3.1	Certificate of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-4 (333-56978), filed on April 5, 2001)
3.2	Bylaws, as amended August 30, 2001
10.1	Separation Agreement dated July 17, 2001 by and between the Registrant and Martin Nash
10.2	Amended 2000 Stock Option Plan

             (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended September 30, 2001.

GENETRONICS BIOMEDICAL CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genetronics Biomedical Corporation

Date: November 15, 2001	By:	/s/ Avtar Dhillon

Avtar Dhillon, Chief Executive Officer

Date: November 15, 2001	By:	/s/ Markus Hofmann

Chief Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Certificate of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-4 (333-56978), filed on April 5, 2001)
3.2	Bylaws, as amended August 30, 2001
10.1	Separation Agreement dated July 17, 2001 by and between the Registrant and Martin Nash
10.2	Amended 2000 Stock Option Plan