Form 10-K405/A
period 2001-03-31
GENETRONICS BIOMEDICAL CORP
filed 2002-01-15
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________TO ___________

COMMISSION FILE NO. 0-29608
GENETRONICS BIOMEDICAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware (State or other jurisdiction of incorporation or organization)	33-0969592 (I.R.S. Employer Identification No.)

11199 SORRENTO VALLEY ROAD SAN DIEGO, CALIFORNIA (Address of principal executive offices)	92121-1334 (Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 597-6006

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK, $0.001 PAR VALUE

(Title of Class)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares outstanding of the Registrant’s Common Stock, which at the time of the original 10-K filing had no par value, was 33,756,718 as of May 10, 2001. The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Company as of May 10, 2001 was approximately $43,999,300 based on $1.48 per share, the closing price on that date of Common Stock on the American Stock Exchange. *

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

DOCUMENTS INCORPORATED BY REFERENCE

     Certain exhibits filed with the Registrant’s prior registration statements, Forms 10-K, 10-Q, and 8-K are incorporated herein by reference into Part IV of this report.

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A is filed by Genetronics Biomedical Corporation (formerly known as Genetronics Biomedical Ltd.) as an amendment to its Annual Report on Form 10-K for the fiscal year ended March 31, 2001 to amend and restate in their entirety Items 1, 6, 7, and the financial statements included in Item 14 (a) (including the notes thereto), so that such sections are presented in accordance with the generally accepted accounting principles in the United States. Such sections had been previously presented in accordance with the generally accepted accounting principles in Canada. Unless otherwise noted or indicated by context, all statements in this Amendment are made as of March 31, 2001.

ITEM 1. BUSINESS

OVERVIEW

We were incorporated in British Columbia, Canada on August 8, 1979 under the name of Concord Energy Corp. We changed our name to United Safety Technology Inc. on February 17, 1988, to Consolidated United Safety Technology Inc. on January 3, 1990, and then to Genetronics Biomedical Ltd., on September 29, 1994. On June 15, 2001, the Company completed a change in its jurisdiction of incorporation from British Columbia, Canada into the state of Delaware. The change was accomplished through a continuation of Genetronics Biomedical Ltd., a British Columbia Corporation, into Genetronics Biomedical Corporation, a Delaware corporation. We carry on our business through our operating subsidiary Genetronics, Inc., a California corporation. Genetronics, Inc. was incorporated in California on June 29, 1983. Genetronics, Inc. had a subsidiary called Genetronics S.A., which was incorporated in France on January 30, 1998. Genetronics S.A. was formed primarily to manage clinical trials that were being conducted in France. Effective May 2000, the Company closed the operations of Genetronics S.A. and subsequently sold its investment for nominal consideration to Geser S.A., a company owned by Genetronics S.A.’s former General Manager. All of our business activities are conducted through Genetronics, Inc. Unless otherwise indicated, all references to Genetronics or the Company refer to Genetronics Biomedical Corporation and Genetronics, Inc. on a consolidated basis.

The Company’s originally filed Form 10-K included consolidated financial statements for the year ended March 31, 2001 prepared in accordance with Canadian generally accepted accounting principles. As a result of the change in its jurisdiction of incorporation, the Company is filing this amendment to Form 10-K whereby its consolidated financial statements will be presented in accordance with U.S. GAAP. In addition, selected Consolidated Financial Data and Management’s Discussion and Analysis have been modified to address the results of operations as presented in accordance with U.S. GAAP.

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

While widely used in the research arena, electroporation is a relatively new technology in the therapeutic arena. One of the major difficulties in many forms of drug or gene therapy is that the pharmaceutical agent or gene is often not able to penetrate the relatively impermeable walls of cells. The pores produced by electroporation permit entry of such agents into cells to a much greater extent than if the drug or gene was administered without electroporation. When electroporation is used in conjunction with drugs, genes, or other therapeutic agents, it is referred to as Electroporation Therapy (“EPT”). We operate through our two divisions: (i) the Drug and Gene Delivery Division, through which we are developing drug and gene delivery systems based on electroporation to be used in the treatment of disease and, (ii) the BTX Instrument Division, which develops, manufactures, and sells electroporation equipment to the research laboratory market for in vitro and for in vivo animal experimentation.

The Drug and Gene Delivery Division focuses on the development of human-use equipment that is designed to allow physicians to use EPT to achieve more efficient and cost-effective delivery of drugs or genes to patients with a variety of illnesses, including cancer. Our proprietary electroporation drug and gene delivery system, the Genetronics MedPulser® system, has been used with bleomycin, a chemotherapeutic agent, in clinical trials conducted in the United States, Australia, Europe and Canada for treatment of head and neck cancer, as well as melanoma, liver, pancreatic, basal cell and Kaposi sarcoma cancers.

DRUG AND GENE DELIVERY DIVISION

OVERVIEW

Through our Drug and Gene Delivery Division, we are developing drug and gene delivery systems based on the technology of electroporation to be used in combination with drugs or genes in the treatment of disease. There are many diseases where improved drug delivery is important. Our Drug and Gene Delivery Division has identified five potential areas of application for our electroporation technology — oncology, gene therapy, dermatology, cardiology and transdermal drug delivery. At present, the primary areas of our focus are oncology and gene therapy.

Our Drug and Gene Delivery Division’s most advanced product candidates treat solid malignant tumors such as squamous cell carcinoma, melanoma, and adenocarcinoma in the areas of application of oncology and dermatology. We have completed Phase II clinical trials in the United States of EPT and bleomycin in the treatment of head and neck cancer and melanoma. Initial results from the clinical trials carried out in Europe have allowed us to obtain a CE Mark certification qualifying the MedPulser® system for sale in Europe with respect to the treatment of head and neck cancer and melanoma using EPT and bleomycin. We intend to initiate the marketing of the MedPulser® System in Europe in 2001.

We intend to develop and pursue other appropriate targets using the MedPulser® System to deliver bleomycin or other chemotherapeutic agents. Such studies will begin as Phase I or Phase II clinical trials. Phase I clinical trials are early stage trials in human subjects, used to test a drug or delivery system for safety. Phase II clinical trials assess the effectiveness of a treatment, as well as adding to safety data. Phase III clinical trials evaluate the comparative safety and efficacy of a drug or delivery system and the data from these trials are used by regulatory agencies to approve or reject a product licensing application.

Our drug delivery system, including the MedPulser® instrument and the disposable applicators, are subject to various regulatory requirements depending on the country of sale. The Drug and Gene Delivery Division MedPulser® system has been awarded ISO 9001, EN46001 and ISO 13485 registration, as well as CE mark certification in Europe.

MARKET

Our Drug and Gene Delivery Division is expected to enter the commercial market with equipment to be used in the treatment of cancer (oncology). Cancer is a life threatening disease affecting millions of people worldwide. The World Health Organization reports that cancer will remain one of the leading causes of death worldwide for years to come. In the United States, approximately 13 million new cases were diagnosed between 1990 and 1999. To further illustrate the market potential for EPT, solid tumor cancers, the first target for EPT, constitute the majority of all cancers. The majority of cancer victims are over age 65 and are supported by government-funded programs. In the United States the costs of cancer, including mortality, morbidity and direct medical costs, exceed $107 billion per year: some $37 billion for direct medical costs (total of all health expenditures); at least $11 billion for indirect morbidity costs (cost of lost productivity due to illness); and over $59 billion for indirect mortality costs.

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

TREATMENT OF TUMORS

Equipment made by our BTX Instrument Division has been used by our investigators and in other laboratories to screen drugs for their effectiveness in killing tumor cells in test tubes and to study the drugs’ mode of action. Our scientists, and outside researchers, also have studied the combination of electroporation and various agents to destroy tumors in animals and humans.

In most of the clinical protocols, the site of the tumor is anesthetized and the chemotherapeutic agent of choice (bleomycin) is injected directly into the tumor. The therapeutic agent is allowed to diffuse throughout the tumor, which can take one to several minutes depending on the size, type and location of the tumor. Once the drug is distributed in the tumor, the electrical field is applied by the MedPulser® system so as to create a greater permeability in the cells walls to allow the chemotherapeutic agent to enter the cells.

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

MEDPULSER® SYSTEM

The MedPulser® system is an electroporation system designed for the clinical application of EPT. The technology is intended to treat various malignant and non-malignant tumors by locally applying a controlled electric field to targeted tumor tissues previously injected with a chemotherapeutic agent. The controlled short duration electric field pulses temporarily increase the cellular membrane permeability of the tumor cell membrane allowing the therapeutic agent to more easily enter the tumor cells and kill them.

The system has two components: (1) a medical instrument which creates the electric field (the MedPulser® instrument); and (2) a single use, sterile, disposable electrode applicator. The electrodes may be needles, plates, or other configurations, depending on the geometry of the tumor and its location.

The instrument was designed for ease of use, such that minimal user input is needed to apply the therapy. Based on the size and anatomical location of the tumor to be treated, a physician selects the most appropriate electrode applicator. The chosen applicator is then connected to the MedPulser® instrument, and it is the connection of applicator to instrument that automatically configures the therapy parameters for that particular applicator size and shape.

Currently, several different electrode applicator configurations are available. The applicators vary in needle length, needle gauge, electrode needle spacing, tip angle and handle configuration so as to allow the physician to access a greater range of tumors.

New models of electrode applicators will be considered in the future to address customer needs. The system is designed such that the installed base of MedPulser® generator instruments allows for a wide variety of new electrode applicator configurations. Also, the system incorporates other features to minimize the possibility of applicator reuse as well as prevent the use of competitive applicators with the MedPulser® instrument. The commercial version MedPulser® system has been certified by an independent test laboratory as meeting strict international product standards. Our drug delivery device, including the MedPulser® system and the disposable electrode applicators, are subject to various regulatory requirements, depending on the country of sale.

In the United States, EPT utilizing the MedPulser® system and bleomycin drug is currently regulated as a combination drug-device system. We will be required to obtain both drug labelling and device approvals from the United States Food and Drug Administration (“FDA”). Clinical trials (Phase I, II and III) to support drug indication labelling require filing an Investigational New Drug Application (“IND”), followed by submission of a United States New Drug Application, and submission of a device Pre-Market Approval or 510(k), for marketing approval.

In most of the rest of the world, we anticipate that the MedPulser® system will be regulated as a device. In Europe, the device comes under the Medical Device Directive 93/42/EEC (“MDD”) and marketing requires CE mark certification of conformity to the quality system, production and clinical investigation essential requirements of the directive. We have obtained CE mark certification for electroporation devices, which allows us to sell and use the MedPulser® electroporation system for the treatment of solid tumors with bleomycin in Europe.

MEDICAL DEVICE MANUFACTURING

Our Drug and Gene Delivery Division must comply with a variety of regulations to manufacture our products for sale around the world. In Europe, we must comply with MDD. Our Drug and Gene Delivery Division has demonstrated the quality system is in place by securing ISO 9001 approval. It demonstrated compliance with international medical device standards with EN 46001 and ISO 13485 recognition. These all occurred in January 1999. In March 1999, the CE Mark was obtained for the MedPulser® electroporation system. To sell in the United States, we will need to be in compliance with FDA current Good Manufacturing Practices (GMP).

We employ modern manufacturing practices, which include outsourcing of significant custom assemblies used in the manufacture of the MedPulser® instrument. The instrument final assembly, testing and quality control functions are performed in a physically distinct area of the company where the appropriate controls are employed. We outsource the manufacture of the disposable electrode applicators to a GMP/ISO9002 compliant contract manufacturer.

CLINICAL STUDIES

North America Trials

In late 1997 the FDA gave us clearance to initiate multi-center Phase II clinical trials in the United States utilizing the MedPulser® electroporation system in combination with intralesional bleomycin to treat squamous cell carcinoma of the head and neck in patients who failed conventional therapies. We obtained IND clearance from the Canadian Health Protection Branch to initiate similar clinical trials in Canada. Two protocols were initiated. One cross-over-controlled study evaluated the effectiveness of the bleomycin-EPT treatment in tumors that failed an initial bleomycin-alone treatment. The second study was a single arm study which evaluated the effect of the bleomycin-EPT treatment as an initial therapy of the study tumors.

Twenty-five patients were enrolled in the controlled study and 25 patients were enrolled into the single arm bleomycin-EPT trial. The results based on the primary endpoint for response (50% or greater reduction in tumor size) are provided in the table below.

			Response(1)(2)

			Responding	Non-Responding
Clinical Trial	Patients	Tumors	Tumors	Tumors

North America Phase I/II	8	8	6 (75%)	2 (25%)
North America Phase II	25	37	1 (3%)	36 (97%)
01 Study — Bleomycin only
North America Phase II	17	20	11 (55%)	9 (45%)
01 Study
North America Phase II	25	31	18 (58%)	13 (42%)
02 Study
European Study	12	18	10 (56%)	8 (44%)

(1)	Four tumors could not be evaluated

(2)	Control Group patients received only drug, no electric field

The two Phase II protocols involved a total of 42 tumors treated with bleomycin and EPT. Tumors treated in the trial include squamous cell carcinoma of the face, oral cavity, pharynx, larynx and sinus. The size of tumors treated ranged from less than one cubic centimeter to more than 132 cubic centimeters. In the crossover controlled Phase II study, patients initially received only the drug. Patients who did not respond to the drug alone were then treated with the complete system of drug and electric field. Of the 37 tumors on 25 patients treated only with the drug, only one demonstrated a clinical response. Seventeen of these patients, having 20 lesions, were subsequently treated with bleomycin and EPT and 55% achieved a clinical response. In the open-label Phase II study, all patients received full EPT as their initial treatment. Among the 25 patients (31 tumors) so treated, 58% achieved a clinical response.

A limited, well-controlled Phase III trial for palliative treatment of head and neck cancer in patients who failed conventional therapy may be sufficient to support NDA submission for this indication. Treatment of other diseases will involve expanded Phase II and Phase III trials pending successful outcome of the initial Phase I/II studies.

International Trials

In late 1997 and early 1998, we received ethics committee approval from multiple Consulting Committees for the Protection of Humans in Biomedical Research (CCPPRB) to initiate clinical trials in France in patients with pancreatic cancer, metastatic cancer in the liver, head and neck cancer, melanoma and Kaposi’s sarcoma. These trials were initiated to demonstrate the MedPulser® system device’s safety and performance in treating a variety of solid tumors in support of CE mark certification in accordance with the essential requirements of MDD. Results from the patients with head and neck cancer are reported under North America Trials above. We achieved CE mark certification in March 1999 from notified body TUV Product Service GMBH.

Current Developments

On October 6, 1998, we entered into a comprehensive License and Development Agreement and a Supply Agreement with Ethicon, Inc., a Johnson & Johnson company, involving our proprietary drug delivery system for EPT treatment of cancer. In August 5, 1999, these agreements were assigned to Ethicon Endo-Surgery, Inc., another Johnson & Johnson company. Ethicon, Inc. and Ethicon Endo-Surgery, Inc. are referred to as Ethicon in this filing. On July 26, 2000, we received written notice from Ethicon Endo-Surgery, Inc. that it had elected to exercise its discretionary right to terminate, without cause, the License and Development Agreement and the Supply Agreement. All rights for the development and distribution of Genetronics proprietary electroporation drug delivery system for the treatment of cancer were returned to Genetronics on termination of the agreement on January 2001.

In September 2000, we executed an exclusive license agreement with the University of South Florida Research Foundation, Inc. (“USF”) that granted to us the worldwide license to USF’s rights in certain patents and patent applications generally related to needle electrodes. Genetronics and USF jointly developed these electrodes. The needle electrodes are components of Genetronics’ electroporations systems and are used to deliver electric pulses to cells and tissues during the process of electroporation. Pulsed electric fields generated during the electroporation process cause a temporary but significant increase in the permeability of human cells. This makes it easier for drugs and genes to enter cells, a key element for successful cancer or gene therapy treatment. In April 2001, we initiated a limited release of the MedPulser® Electroporation Therapy System, to key head and neck surgeons in several countries through a European Access Program (EAP). We have initiated a marketing evaluation of the technology, under the EAP, with a select group of thought leaders at premier cancer centers in Austria, the United Kingdom, Germany, the Netherlands, Switzerland, and the Czech Republic. Genetronics has a CE Mark certification qualifying the MedPulser® system for sale in Europe for the treatment of solid tumors. The lead indication for the planned launch of the MedPulser® Electroporation Therapy System is the treatment of head and neck cancers and the initiation of the EAP represents the beginning of the commercialization phase of our EPT program for head and neck cancer in Europe. We believe we have sufficient current resources to initiate a variety of activities directed toward the MedPulser® system launch and marketing in Europe, and for initiation of a Phase III clinical study in the United States. In April 2001, we completed a review of our existing clinical and regulatory information related to the Electroporation Drug Delivery System and submitted the results of this review to the FDA. The responses are described above under “Clinical Studies—North America Trials.” The response rate determined pursuant to the review is consistent with previous data disclosed by us.

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

The following table summarizes the programs of the Drug and Gene Delivery Division, the primary indications for each product and the current status of development. “Developmental” means the program is at the planning stage, protocols are being developed, and little if any animal work has commenced.

“Preclinical data” means the program is at the stage where results from animal studies have been obtained. “Clinical Trials” means that human data is available. “Tolerance study” means a pilot clinical study to determine patient tolerance of electrical pulses at therapeutic dose.

Summary Table

Stage of Approval

United States &
Programs	Development Status	Canada	Europe

DERMATOLOGY
Basal Cell Cancer	Clinical Trials	Two pilot studies completed	N/A
Genital Warts	Developmental	N/A	N/A
ONCOLOGY
Head and Neck Cancer	Clinical Trials	Phase II Clinical Trials	CE Mark and ISO 9001 Received
Melanoma	Clinical Trials	N/A	CE Mark and ISO 9001 Received
Metastatic Liver Cancer	Clinical Trials	N/A	CE Mark and ISO 9001 Received
Peripheral Sarcoma	Preclinical data	N/A	CE Mark and ISO 9001 Received
Breast Cancer	Preclinical data	N/A	CE Mark and ISO 9001 Received
Prostate Cancer	Preclinical data	N/A	CE Mark and ISO 9001 Received
Glioma	Preclinical data	N/A	CE Mark and ISO 9001 Received
GENE THERAPY
In vivo Gene Transfer — blood protein encoding genes	Preclinical data	N/A	N/A
In vivo Gene Transfer — DNA vaccines	Preclinical data	N/A	N/A
In vivo Gene Transfer anti-inflammatory protein encoding genes	Preclinical data	N/A	N/A
In vivo Gene Transfer vascular protein encoding genes	Preclinical data	N/A	N/A
VASCULAR THERAPY
Coronary Artery Disease, Marker genes & drugs	Preclinical data	N/A	N/A
Vascular Disease, Heparin delivery (anti-restenosis)	Preclinical data	N/A	N/A
TRANSDERMAL DELIVERY
PGE-1 delivery for
Erectile dysfunction	Tolerance Study	One Device Tolerance Study completed	N/A
Calcitonin (osteoporosis)	Preclinical data	N/A	N/A
Vitamin C	Preclinical data	N/A	N/A

“N/A” means not applicable.

GENE THERAPY

Gene therapy, in classical terms, involves the introduction of new genetic information into cells (transfection) for therapeutic purposes. Somatic cells of the body are transfected with a specific functioning gene to compensate for a genetic defect that results in a deficiency of a specific protein factor. In this context, one goal of gene therapy is to convert target cells or tissues into “protein factories” for the production and secretion of a normal protein locally or into the circulation. Many vexing genetic illnesses, including those currently treated by regular injection of a missing protein, can potentially be “cured” by supplying the functional gene to a sufficient number of cells under conditions which allow these cells to produce a therapeutically effective dose of the gene product.

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

The methods of introducing genes have two specific approaches. Gene therapy can be performed either ex vivo or in vivo. Ex vivo gene therapy is the transfection of cells outside the body. Typically, a small amount of tissue is removed from the patient and the cells within that tissue are put into culture. The genetically modified cells, typically blood, bone marrow or others, are then returned to the patient, usually by blood transfusion or direct engraftment. In vivo gene therapy is the introduction of genetic information directly into cells in the patient’s body. Theoretically, any tissue or cell type in the body can be used, and the choice is dependent on the specific goals of treatment and indications being treated. For internal tissue targets, a gene may be transfused through the blood stream to the organ or site of action, or it may be injected at the desired site, which is then electroporated to allow the gene to pass through the cell membrane.

Genes can also be applied topically or by injection to skin and then transferred into the cells of the skin by electroporation. Skin gene delivery by electroporation for gene therapy is currently being investigated at Genetronics as a safe, effective and cost-competitive approach. The skin is also a target for DNA vaccination. “Vaccinating” skin with DNA that encodes a specific antigen present in infectious agents or in tumor cells can produce beneficial immunological responses. Genes can also be used to directly fight cancer. The thymidine kinase gene, in conjunction with the prodrug ganciclovir, produces a potent antitumor effect based on drug toxicity and programmed cell killing via a bystander effect. Animal trials treating glioblastomas using this strategy have shown substantial success.

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

BTX focused its efforts in recent years on product development and promotion of a new line of products for developing sophisticated applications. We released the ECM™ 830 in December 1998. It is a sophisticated square wave electroporation system with a menu driven digital user interface. In August 1999 we introduced the ECM 630, an Exponential Decay Wave Electroporation system that utilizes a Precision Pulse Technology, the new BTX Platform technology, and an all-new digital user interface. During the fiscal years ended March 31, 2001 and 2000, publications outlined the utilization of BTX equipment in newly developing animal in vivo gene delivery research. In the support of this research, we expanded our in vivo electrode offering and continue to emphasize the development of novel applicators.

The BTX Instrument Division’s product line includes two exponential decay wave generators, one square wave generator, one electro cell fusion instrument and a graphic wave display monitor. In addition, this Division markets over 43 different types of electrodes and related accessories, as well as the standard disposable electroporation cuvettes, containers for holding liquid samples.

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

While we, through our BTX Instrument Division, sell devices purportedly used by others for non-human embryo cloning, we do not ourself conduct embryo cloning. All of our BTX Instrument Division instruments sold to the research market carry the label “not for human use.” We are not aware of any regulations or industry guidelines limiting the use of our instrumentation in the animal research market. We comply with all National Institutes of Health guidelines on cloning and gene therapy. We also comply with all Federal and State regulations regarding the restrictions on research imposed on federally funded grants.

The BTX Instrument Division supplies three cuvette models, as do our competitors, plus some 43 additional specialized chambers electrodes, and accessories for electroporation. BTX in situ electrodes (e.g., Petri Pulser™ electrodes) position us to expand the electroporation market for adherent cell transfection applications, while high throughput screening electrodes and large volume production systems (e.g., 96-Well Coaxial Electrode, ElectroFlowPorator™ system), respectively, provide the BTX Instrument Division with an entry into the large volume and multi-sample processing arenas used by the major pharmaceutical and biotech companies conducting drug research.

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

STRATEGIC PARTNERS

LICENSE AND DEVELOPMENT AGREEMENTS

On October 6, 1998, we entered into a comprehensive License and Development Agreement and a Supply Agreement with Ethicon, Inc., a Johnson & Johnson company, involving the use of our MedPulser® system for Electroporation Therapy in the treatment of solid tumor cancer. In addition, Johnson & Johnson Development Corporation purchased $6 million of shares of common stock of our company at a price of $2.68 per share, pursuant to the October 6, 1998 Stock Purchase Agreement. On August 5, 1999, we announced that Ethicon, Inc. had assigned the License and Development Agreement and Supply Agreement to Ethicon Endo-Surgery, Inc., another Johnson & Johnson company. On July 26, 2000, we received written notice from Ethicon Endo-Surgery, Inc. that it had elected to exercise its discretionary right to terminate, without cause, the License and Development Agreement and the Supply Agreement. As a result, all rights for the development and distribution of Genetronics proprietary electroporation drug delivery system for the treatment of cancer were returned to Genetronics in January 2001.

On September 20, 2000, the University of South Florida Research Foundation, Inc. (“USF”) granted to Genetronics, Inc. and Genetronics Biomedical Ltd. an exclusive, worldwide license to its rights in certain patents and patent applications generally related to needle electrodes. Genetronics and USF jointly developed these electrodes. The needle electrodes are components of Genetronics electroporation systems and are used to deliver electric pulses to cells and tissues during the process of electroporation. Pulsed electric fields generated during the electroporation process cause a temporary but significant increase in the permeability of human cells. This makes it easier for drugs and genes to enter cells, a key element for successful cancer or gene therapy treatment. The terms of the exclusive license include a royalty to be paid to USF based on net sales or products under the license. At March 31, 2001, no royalty had accrued as the Company had not yet generated any sales from this product. In addition, Genetronics has issued a total of 150,000 common shares and a total of 600,000 warrants of which 300,000 will vest subject to the achievement of certain milestones in Genetronics Biomedical Ltd. to USF and its designees, Drs. Heller, Jaroszeski, and Gilbert.

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

Sales and Revenue

The following table provides the amount of net product sales, interest income, and revenue from grant funding and research and development agreements generated by us for the past three fiscal years. Segmented financial information is contained in 16 of the Consolidated Financial Statements that begin on Page F-1. The following table sets forth our selected consolidated financial data for the periods indicated, derived from consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States.

	March 31, 2001	March 31, 2000	March 31, 1999
Period Ended:	12 months	12 months	12 months

PRODUCT SALES
United States	$2,890,875	$2,905,065	$2,174,364
Rest of World	1,562,064	1,229,371	1,259,741
INTEREST INCOME
United States	431,729	497,586	248,417
Canada	11,900	58,607	52,494
GRANT FUNDING
United States	101,086	334,901	354,135
REVENUES UNDER COLLABORATIVE RESEARCH AND DEVELOPMENT ARRANGEMENTS
Germany	411,616	91,335	0
United States	48,095	100,000	33,048
LICENSE FEE AND MILESTONE PAYMENTS
United States	3,730,392	416,667	4,500,000

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

CERTAIN RISK FACTORS RELATED TO THE COMPANY’S BUSINESS

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

If any of the following events arise during our clinical trials or data review, then we would expect this to have a serious negative effect on our company and your investment:

     — The delivery of drugs or other agents by electroporation may be found to be ineffective or to cause harmful side effects, including death;

     — Our clinical trials may take longer than anticipated, for any of a number of reasons including a scarcity of subjects that meet the physiological or pathological criteria for entry into the study, a scarcity of subjects that are willing to participate through to the end of the trial, or data and document review;

     — The reporting clinical data may change over time as a result of the continuing evaluation of patients or the current assembly or review of existing clinical and pre-clinical information;

     — Data from various sites participating in the clinical trials may be incomplete or unreliable, which could result in the need to repeat the trial or abandon the project; and

     — The FDA and other regulatory authorities may interpret our data differently than we do, which may delay or deny approval.

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

Any of the following events can occur and, if any did occur, any one could have a material adverse effect on us:

     — There can be delays, sometimes long, in obtaining approval for our human-use devices;

     — The rules and regulations governing human-use equipment such as ours can change during the review process, which can result in the need to spend time and money for further testing or review;

     — If approval for commercialization is granted, it is possible the authorized use will be more limited than we believe is necessary for commercial success, or that approval may be conditioned on completion of further clinical trials or other activities; and

     — Once granted, approval can be withdrawn, or limited, if previously unknown problems arise with our human-use product or data arising from its use.

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

We also rely on scientific collaborators at universities and companies to further our research and test our equipment. In most cases, we lend our equipment to a collaborator, teach him or her how to use it, and together design experiments to test the equipment in one of the collaborator’s fields of expertise. We aim to secure agreements that restrict collaborators’ rights to use the equipment outside of the agreed upon research, and outline the rights each of us will have in any results or inventions arising from the work.

Nevertheless, there is always risk that:

     — Our equipment will be used in ways we did not authorize, which can lead to liability and unwanted competition;

     — We may determine that our technology has been improperly assigned to us or a collaborator may claim rights to certain of our technology, which may require us to pay license fees or milestone payments and, if commercial sales of the underlying product is achieved, royalties;

     — We may lose rights to inventions made by our collaborators in the field of our business, which can lead to expensive legal fights and unwanted competition;

     — Our collaborators may not keep our confidential information to themselves, which can lead to loss of our right to seek patent protection and loss of trade secrets, and expensive legal fights; and

     — Collaborative associations can damage a company’s reputation if they go awry and, thus, by association or otherwise, the scientific or medical community may develop a negative view of us.

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

For instance:

     — Risk of Deviations from Protocol. The hospitals or the physicians working at the hospitals may not perform the trial correctly. Deviations from protocol may make the clinical data not useful and the trial could be essentially worthless.

     — Risk of Improper Conflict of Interest. Physicians working on protocols may have an improper economic interest in our company, or other conflict of interest. When a physician has a personal stake in the success of the trial, such as can be inferred if the physician owns stock, or rights to purchase stock, of the trial sponsor, it can create suspicion that the trial results were improperly influenced by the physician’s interest in economic gain. Not only can this put the clinical trial results at risk, but it can also do serious damage to a company’s reputation.

     — Risks Involving Patient Safety and Consent. Physicians and hospitals may fail to secure formal written consent as instructed or report adverse effects that arise during the trial in the proper manner, which could put patients at unnecessary risk. This increases our liability, affects the data, and can damage our reputation.

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

The patenting process, enforcement of issued patents, and defense against claims of infringement are inherently risky. Because our Drug and Gene Delivery Division relies heavily on patent protection, for us, the risks are significant and include the following:

     — Risk of Inadequate Patent Protection for Product. The United States or foreign patent offices may not grant patents of meaningful scope based on the applications we have already filed and those we intend to file. If we do not have patents that adequately protect our human-use equipment and indications for its use, then we will not be competitive.

     — Risk Important Patents Will Be Judged Invalid. Some of the issued patents we now own or license may be determined to be invalid. If we have to defend the validity of any of our patents, then it will require a lot of time and money to do so, and there is no guarantee of a successful outcome. In the event an important patent related to our drug delivery technology is found to be invalid, we may lose competitive position and may not be able to receive royalties for products covered in part or whole by that patent under license agreements.

     — Risk of Being Charged With Infringement. Although we try to avoid infringement, there is the risk that we will use a patented technology owned by another person and/or be charged with infringement. Defending against a charge of infringement can involve lengthy and costly legal actions, with no guarantee of a successful outcome. Biotechnology companies of roughly our size and financial position have gone out of business after fighting and losing an infringement battle. If we were prevented from using or selling our human-use equipment, then our business would be seriously affected.

     — Freedom to Operate Risks. We are aware that patents related to electrically assisted drug delivery have been granted to, and patent applications filed by, our potential competitors. We, along with some of our partners, have taken licenses to some of these patents, and will consider taking additional licenses in the future. Nevertheless, the competitive nature of our field of business and the fact that others have sought patent protection for technologies similar to ours makes these significant risks.

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

WE RUN THE RISK THAT OUR TECHNOLOGY WILL BECOME OBSOLETE OR LOSE ITS COMPETITIVE ADVANTAGE.

The drug delivery business is very competitive, fast moving and intense, and expected to be increasingly so in the future. Other companies and research institutions are developing drug delivery systems that, if not similar in type to our systems, are designed to address the same patient or subject population. Therefore, we cannot promise you that our products will be the best, the safest, the first to market, or the most economical to make or use. If competitors’ products are better than ours, for whatever reason, then we will make less money from sales and our products risk becoming obsolete.

There are many reasons why a potential competitor might be more successful than us, including:

     — Superior Financial Resources. Some competitors have significantly more financial resources than we do. They can afford more technical and development setbacks than we can, and can devote more resources in an effort to improve development times or pursue alternate approaches.

     — Greater Experience. Some competitors have been in the drug delivery business longer than we have. They have greater experience than us in critical areas like clinical testing, obtaining regulatory approval, and sales and marketing. This experience or their name recognition may give them a competitive advantage over us.

     — Superior Patent Position. Some competitors may have a better patent position protecting their technology than we have or will have to protect our technology. If we cannot use our patents to prevent others from copying our technology or developing similar technology, or if we cannot obtain a critical license to another’s patent that we need to make and use our equipment, then we would expect our competitive position to lessen.

     — Faster to Market. Some companies with competitive technologies may move through stages of development, approval, and marketing faster than us. If a competitor receives FDA approval before us, then it will be authorized to sell its products before we can sell ours. Because the first company “to market” often has a significant advantage over late-comers, a second place position could result in less than anticipated sales.

     — Reimbursement Allowed. In the United States, third party payers, such as Medicare, may reimburse physicians and hospitals for competitors’ products but not for our human-use products. This would significantly affect our ability to sell our human-use products in the United States and would have a serious effect on revenues and our business as a whole. Outside of the United States, reimbursement and funding policies vary widely.

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

WE HAVE OPERATED AT A LOSS AND WE EXPECT TO CONTINUE TO ACCUMULATE A DEFICIT.

As of March 31, 2001, we had a deficit of $41,001,930. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to grow, as it will be expensive to continue our clinical, research, and development efforts. If these activities are successful, and if we receive approval from the FDA to market human-use equipment, then even more money will be required to market and sell the equipment.

Most of the cash we received during the year ended March 31, 2001 was from proceeds from issuance of common shares and from sales of BTX research-use equipment. Other funds came from interest income on our investments, revenue under collaborative research and development agreements, Small Business Innovative Research (SBIR) grants, and milestone payments. We do not expect to receive enough money from these sources to completely pay for future activities. Additional information regarding our financial condition is contained in Item 7 under the heading “Liquidity and Capital Resources”.

WE WILL HAVE A NEED FOR SIGNIFICANT AMOUNTS OF MONEY IN THE FUTURE AND THERE IS NO GUARANTEE THAT WE WILL BE ABLE TO OBTAIN THE AMOUNTS WE NEED.

As discussed, we have operated at a loss, and expect that to continue for some time in the future. Our plans for continuing clinical trials, conducting research, furthering development and, eventually, marketing our human-use equipment will cost significant amounts of money. The extent of these costs will depend on many factors, including some of the following:

     — The progress and breadth of preclinical testing and the size of our drug delivery programs, all of which directly influence cost;

     — The costs involved in complying with the regulatory process to get our human-use products approved, including the number, size, and timing of necessary clinical trials and costs associated with the current assembly and review of existing clinical and pre-clinical information;

     — The costs involved in patenting our technologies and defending them;

     — Changes in our existing research and development relationships and our ability to enter into new agreements;

     — The cost of manufacturing our human-use and research-use equipment; and

     — Competition for our products and our ability, and that of our partners, to commercialize our products.

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

In the past, we have raised funds by public and private sale of our stock, and we may do this in the future to raise needed funds. Sale of our stock to new private or public investors usually results in existing stockholders becoming “diluted”. The greater the number of shares sold, the greater the dilution. A high degree of dilution can make it difficult for the price of our stock to rise rapidly, among other things. Dilution also lessens a stockholder’s voting power.

We cannot assure you that we will be able to raise money needed to fund operations, or that we will be able to raise money under terms that are favorable to us.

IF WE DO NOT HAVE ENOUGH MONEY TO FUND OPERATIONS, THEN WE WILL HAVE TO CUT COSTS.

If we are not able to raise needed money under acceptable terms, then we will have to take measures to cut costs, such as:

     — Delay, scale back or discontinue one or more of our drug or gene delivery programs or other aspects of operations, including laying off some personnel or stopping or delaying clinical trials;

     — Sell or license some of our technologies that we would not otherwise give up if we were in a better financial position;

     — Sell or license some of our technologies under terms that are a lot less favorable than they otherwise might have been if we were in a better financial position; and

     — Consider merging with another company or positioning ourselves to be acquired by another company.

If it became necessary to take one or more of those actions, then we may have a lower valuation, which probably would be reflected in our stock price.

THE MARKET FOR OUR STOCK IS VOLATILE, WHICH COULD ADVERSELY AFFECT AN INVESTMENT IN OUR STOCK.

Our share price and volume are highly volatile. This is not unusual for biomedical companies of our size, age, and with a discrete market niche. It also is common for the trading volume and price of biotechnology stocks to be unrelated to a company’s operations, i.e., to go up or down on positive news and to go up or down on no news. Our stock has exhibited this type of behavior in the past, and may well exhibit it in the future. The historically low trading volume of our stock, in relation to many other biomedical companies of about our size, makes it more likely that a severe fluctuation in volume, either up or down, will affect the stock price.

Some factors that we would expect to depress the price of our stock include:

     — Adverse clinical trial results;

     — Announcement that the FDA denied our request to approve our human-use product for commercialization in the United States, or similar denial by other regulatory bodies which make independent decisions outside the United States. To date, Europe is the only foreign jurisdiction in which we have sought approval for commercialization;

     — Announcement of legal actions brought by or filed against us for patent or other matters, especially if we do not win such actions;

     — Cancellation of important corporate partnerships or agreements;

     — Public concern as to the safety or efficacy of our human-use products including public perceptions regarding gene therapy in general;

     — Stockholders’ decisions, for whatever reasons, to sell large amounts of our stock;

     — A decreasing cash-on-hand balance to fund operations, or other signs of apparent financial uncertainty; and

     — Significant advances made by competitors that are perceived to limit our market position.

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

The research-use equipment is sold through United States and international distributors. Approximately 39% of BTX instrument sales during the twelve months ended March 31, 2001 were through our distribution relationships with the Merck Group, which includes Merck Eurolab Holding GmbH and VWR Scientific Products Corporation. This accounted for about 19% of our total revenue. We rely heavily on our relationships with VWR and Fisher Scientific Company to sell our product in the United States and on Merck Eurolab Holding GmbH to sell our product in Europe. We may not be able to maintain or replace our current distribution relationship with the Merck Group, Fisher, or other distributors, or establish sales, marketing and distribution capabilities of our own. If we cannot develop or maintain distribution relationships for major markets such as the United States and Europe, then the BTX Instrument Division may suffer declining sales, which would have an effect on our financial performance.

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

OUR BTX INSTRUMENT DIVISION MUST MANAGE THE RISKS OF INTERNATIONAL OPERATIONS.

Our BTX Instrument Division sells a significant amount of its research-use equipment to customers outside of the United States. In the year ended March 31, 2001, 35% of BTX’s revenues were from BTX sales into non-U.S. countries. Like any company having foreign sales, BTX’s sales are influenced by many factors outside of our control.

For instance, the following factors can negatively influence BTX’s sales or profitability in foreign markets:

     — We are subject to foreign regulatory requirements, foreign tariffs and other trade barriers that may change without sufficient notice;

     — Our expenses related to international sales and marketing, including money spent to control and manage distributors, may increase to a significant extent due to political and/or economic factors out of our control;

     — We are subject to various export restrictions and may not be able to obtain export licenses when needed;

     — Some of the foreign countries in which we do business suffer from political and economic instability;

     — Some of the foreign currencies in which we do business fluctuate significantly;

     — We may have difficulty collecting accounts receivables or enforcing other legal rights; and

     — We are subject to the Foreign Corrupt Practices Act, which may place us at a competitive disadvantage to foreign companies that do not have to adhere to this statute.

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

THE MAJORITY OF OUR DIRECTORS ARE CANADIAN CITIZENS AND SERVICE AND ENFORCEMENT OF LEGAL PROCESS UPON THEM MAY BE DIFFICULT.

The majority of our directors are residents of Canada and most, if not all, of these persons’ assets are located outside of the United States. It may be difficult for a stockholder in the United States to effect service or realize anything from a judgment against these Canadian residents as a result of any possible civil liability resulting from the violation of United States federal securities laws.

OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN OUR FORWARD-LOOKING STATEMENTS.

This report contains forward-looking statements, including statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance, especially as they relate to our product development plans and expectation of clinical trial progress and results. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “may,” “could,” “believe,” “predict,” “potential,” “continue,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this report. Among the key factors that have a direct impact on our results of operations are:

— the risks and other factors described under the caption “Risk Factors” in this annual report;

— general economic and business conditions;

— industry trends;

— our assumptions about customer acceptance, overall market penetration and competition from providers of alternative products and services;

— our actual funding requirements; and

— availability, terms and deployment of capital.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected consolidated financial data for the periods indicated, derived from consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. The data set forth below should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below. Effective January 23, 1998, our Board of Directors approved the change of our fiscal year-end from February 28 to March 31.

	Twelve	Twelve	Twelve	Thirteen	Twelve
	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,	Feb. 28,
Fiscal Periods Ended	2001	2000	1999	1998	1997

Net Sales	4,452,939	4,134,436	3,434,105	3,097,198	3,040,734
License Fee and milestone payments	3,730,392	416,667	4,500,000	0	0
Interest Income	443,629	556,193	300,911	427,498	71,206
Revenues Under Collaborative Research and Development Arrangements and Government grants	560,797	526,236	387,183	134,094	47,439
Cumulative effect on prior years of change in accounting policy(1)	(3,647,059)	—	—	—	—
Net Loss for Period	(8,866,355)	(10,703,830)	(7,150,537)	(7,904,166)	(3,330,110)
Net Loss per Common Share	(0.32)	(0.48)	(0.35)	(0.44)	(0.26)
Total Assets	11,486,266	14,012,304	9,807,644	9,242,887	4,161,129
Long Term Liabilities	117,463	118,384	164,276	98,410	95,493
Dividends per Share	0	0	0	0	0

(1)	During the fourth quarter ended March 31, 2001, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Effective April 1, 2000, the Company recorded the cumulative effect of the accounting change.

The following is a summary of the results of operations in accordance with accounting principles generally accepted in the United States for fiscal year ended March 31, 2001:(1)

	First Quarter Ended	Second Quarter Ended			Third Quarter Ended
	June 30, 2000		Sept. 30, 2000		Dec. 31, 2000
	Previously		Previously		Previously		Fourth Quarter Ended
	Reported	As Restated	Reported	As Restated	Reported	As Restated	March 31, 2001

License fee and milestone payments	—	58,823	83,333	142,156	—	58,823	3,470,590
Net income/(loss) before cumulative effect of change in accounting principle	(2,007,171)	(1,948,348)	(2,107,320)	(2,048,497)	(2,225,404)	(2,166,581)	944,130
Cumulative effect of a change in accounting principle	—	(3,647,059)	—	—	—	—	—

Net income/(loss)	(2,007,171)	(5,595,407)	(2,107,320)	(2,048,497)	(2,225,404)	(2,166,581)	944,130

Amounts per common share:
Income/(loss) before cumulative effect of change in accounting principle	(0.08)	(0.08)	(0.08)	(0.08)	(0.08)	(0.08)	0.03
Cumulative effect of a change in accounting principle	—	(0.15)	—	—	—	—	—

Net loss	(0.08)	(0.23)	(0.08)	(0.08)	(0.08)	(0.08)	0.03

Weighted average # shares	23,629,490	23,629,490	27,272,642	27,272,642	27,289,218	27,289,218	32,404,066

(1)	During the fourth quarter ended March 31, 2001, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Pursuant to Financial Accounting Standards Board Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,effective April 1, 2000, the Company recorded the cumulative effect of the accounting change and accordingly, the quarterly information for the first three quarters of fiscal year ended March 31, 2001 which had been previously reported has been restated. No restatement for the fiscal year ended March 31, 2000 was necessary.

The following is a summary of the results of operations in accordance with accounting principles generally accepted in the United States for fiscal year ended March 31, 2000:

	First Quarter Ended	Second Quarter Ended	Third Quarter Ended	Fourth Quarter Ended
	June 30, 1999	Sept. 30, 1999	Dec. 31, 1999	March 31, 2000

License fee and milestone payments	—	333,334	83,333	—
Net income/(loss)	(3,046,771)	(3,031,514)	(2,000,566)	(2,624,979)

Amounts per common share:
Income/(loss) before cumulative effect of change in accounting principle	(0.14)	(0.14)	(0.09)	(0.12)

Net loss	(0.14)	(0.14)	(0.09)	(0.12)

Weighted average # shares	21,673,079	22,017,670	22,212,606	22,525,405

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     (All figures in U.S. Dollars unless noted otherwise.)

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto prepared in accordance with U.S. GAAP contained elsewhere in this Form 10-K. The following discussion and analysis explains trends in our financial condition and results of operations for the years ended March 31, 2001, March 31, 2000 and March 31, 1999. This discussion and analysis of the results of operations and financial condition of our Company should be read in conjunction with the Consolidated Financial statements and the Notes thereto included elsewhere in this Form 10-K.

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

Due to the expenses incurred in the development of the drug and gene delivery systems, the Company has been unprofitable in the last five years. As of March 31, 2001, the Company has incurred a cumulative deficit of $41,001,930. The Company expects to continue to incur substantial operating losses in the future due to continued spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities.

RESULTS OF OPERATIONS

     YEAR ENDED MARCH 31, 2001 COMPARED TO YEAR ENDED MARCH 31, 2000

REVENUES

The BTX Instrument Division produced net sales of $4,452,939 for the twelve months ended March 31, 2001, compared with net sales of $3,827,537, for the twelve months ended March 31, 2000, which meant an increase of $625,402, or 16.3%. The primary factor contributing to this increase was the result of higher sales through the Company’s main distributors, VWR Scientific and Merck Eurolab, both members of the Merck Group. Merck Eurolab was added as a distributor in April of 2000. Also, in December 2000 the Company signed a non-exclusive distributorship agreement with Fisher Scientific Company to further promote sales to the United States.

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

During the fourth quarter ended March 31, 2001, the Company changed its accounting policy for upfront non-refundable license payments received in connection with collaborative license arrangements in accordance with Staff Accounting Bulletin No. 101 (SAB 101), as amended by SAB 101(A) and (B), issued by the U. S. Securities and Exchange Commission. The Company received $4,000,000 in up-front licensing fees through April 1, 2000. In accordance with SAB 101, the Company is required to record these fees over the life of the arrangement, which was terminated in the year ended March 31, 2001.

In January 2001, the Company recognized revenue from Ethicon in the amount of $3,730,392 as a result of the terminated License and Development Agreement which comprised non-refundable deferred revenue.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses which include advertising, promotion and selling expenses, decreased by $755,993, or 11%, from $6,714,718 for the twelve months ended March 31, 2000 to $5,958,725 for the twelve months ended March 31, 2001. While selling expenses for the year ended March 31, 2001 remained relatively constant compared to the previous year, general and administrative expenses decreased significantly. The decrease was primarily due to an approximately $900,000 reduction of stock based compensation expense incurred by the Company from March 31, 2000 to March 31, 2001 as a result of the Company’s decision to reduce the grant of stock options to consultants.

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

During the fourth quarter ended March 31, 2001, the Company changed its accounting policy for upfront non-refundable license payments received in connection with collaborative license arrangements in accordance with Staff Accounting Bulletin No. 101 (SAB 101), as amended by SAB 101(A) and (B), issued by the U. S. Securities and Exchange Commission. The Company received $4,000,000 in up-front licensing fees through April 1, 2000. In accordance with SAB 101, the Company is required to record these fees over the life of the arrangement, which was terminated in the year ended March 31, 2001. As a result of this change, revenues in the year ended March 31, 2001 have increased by $3,647,059 and the cumulative effect of this change in accounting principle is a charge of $3,647,059 to net loss in the year ended March 31, 2001.

The BTX Instrument Division reported a net income in the amount of $670,903 for the twelve months ended March 31, 2001 compared to a net income in the amount of $332,657 for the twelve months ended March 31, 2000. The $338,246 increase was attributable to the 16.5% increase in net sales, which more than offset the higher operating expenses.

The Drug and Gene Delivery Division reported a net loss in the amount of $5,166,428 for the twelve months ended March 31, 2001 compared to a net loss in the amount of $6,073,667 for the twelve months ended March 31, 2000, a decrease of $907,239. The decrease is a result of lower operating expenditures in the year ended March 31, 2001, which did not include — as opposed to the previous year — any restructuring charges. The lower operating expenses more than offset the decrease in revenues for the Drug Delivery Division, which were a result of lower revenues from grant funding and milestone payments.

For the twelve months ended March 31, 2001 the Company recorded a total net loss of $8,866,355 compared with a total net loss of $10,703,830 for the twelve months ended March 31, 2000, which meant a decrease of $1,837,475, or 17%. The higher loss in the previous year was mainly attributable to the one-time restructuring charges in the amount of $597,183 and the higher research and development expenses.

YEAR ENDED MARCH 31, 2000 COMPARED TO YEAR ENDED MARCH 31, 1999

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

Revenues from government grant funding decreased from $354,135 for the twelve months ended March 31, 1999 to $334,901 for the twelve months ended March 31, 2000. The grant revenues in the twelve months ended March 31, 2000 were primarily a result of activities within the oncology field for which a Phase II Small Business Innovative Research (SBIR) grant was awarded to us by the National Institutes of Health (“NIH”) in September 1997. In the year ended March 31, 2000 we also received revenues from a Phase I SBIR grant which was awarded in February of 1999 for an In Vivo Skin-Targeted Gene Therapy project. Revenues from grant funding may fluctuate from period to period based on the level of grant funding awarded and the level of research activity related to the grants awarded.

In the twelve months ended March 31, 2000, our Drug and Gene Delivery Division recorded milestone revenues in the amount of $416,667. The milestones achieved were part of the License and Development Agreement with Ethicon involving the use of the MedPulser® system for Electroporation Therapy in the treatment of solid tumor cancer. The decrease in license fees and milestone payments from $4,500,000 for the twelve months ended March 31, 1999 to $416,667 for the twelve months ended March 31, 2000 was a result of the $4,000,000 licensing fee received from Ethicon in October of 1998 and recorded as revenue prior to the adoption of SAB 101 in fiscal 2001.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, which include advertising, promotion and selling expenses, increased by $686,967, or 11%, from $6,027,751 for the twelve months ended March 31, 1999 to $6,714,718 for the twelve months ended March 31, 2000. The increase was primarily due to higher sales and marketing expenses in our BTX Instrument Division, partially as a result of efforts to increase product sales and promote the newly introduced ECM 630. General and administrative expenses for the year ended March 31, 2000 increased due to higher stock based compensation expenses.

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

For the twelve months ended March 31, 2000 the Company recorded a total net loss of $10,703,830 compared with a total net loss of $7,150,537 for the twelve months ended March 31, 1999, which meant an increased loss of $3,553,293, or 50%. The lower loss for the twelve months ended March 31, 1999 was primarily a result of the $4,000,000 up-front license fee received from Ethicon in October of 1998.

The Company does not believe that inflation has had a material impact on its result of operations for the years ended March 31, 2001, March 31, 2000, and March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

During the last five fiscal years, the Company’s primary uses of cash have been to finance research and development activities and clinical trial activities in the Drug and Gene Delivery Division. Since inception, the Company has satisfied its cash requirements principally from proceeds from the sale of equity securities. In June 1999 the Company closed a private placement of 4,187,500 Special Warrants at a price of $3.00 per special warrant for total consideration of $12,562,500 before deducting the agent’s commission and share issue costs of $1,498,742. In March 2000, the Company issued 23,000 common shares pursuant to the exercise and conversion of 23,000 Special Warrants and on June 16, 2000 the remaining 4,164,500 Special Warrants were exercised and converted into common shares. During the year ended March 31, 2000, 988,542 common shares were issued upon exercise of options in the amount of $1,516,239.

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

As of March 31, 2001, the Company had working capital of $6,736,869, compared to $9,508,012, as of March 31, 2000. The decrease is a result of the $8,866,355 net loss for the year ended March 31, 2001, mainly offset by the net proceeds of $5,798,169 from the issuance of common shares.

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

Current liabilities decreased from $2,105,847 at March 31, 2000 to $1,512,545 at March 31, 2001. A part of the year-end accruals as of March 31, 2000 consisted of $288,042 accrued restructuring charges which, except for $10,891, were paid during the year ended March 31, 2001. Also, deferred revenues decreased from $268,665 as of March 31, 2000 to $50,029 as of March 31, 2001. The reason for the decrease is that a large up-front cash payment was received towards the end of the year ended March 31, 2000 from one of the Company’s collaborative research partners was initially booked as deferred revenue and then recognized as revenues during the year ended March 31, 2001.

Our cash requirements are dependent upon a number of factors, including the achievement and timing of regulatory approvals, the timing and expense of preclinical and clinical studies, sales and marketing of our BTX and MedPulser® products, new technological innovations, market acceptance of our products and potential products, grant funding and the establishment of new collaborative research and development arrangements. As of March 31, 2001, we believed that we had sufficient funds to support our planned operations at least through March 31, 2002.

Most of the cash we have received during the fiscal year beginning April 1, 2001 came from the sale and distribution of special warrants in November of 2001 and sales of BTX research-use equipment. Other funds came from collaborative research arrangements, interest income on our investments and the exercise of stock options. We do not expect to receive enough money from these sources to completely pay for future activities.

As of September 30, 2001, we had a deficit of $45,396,297. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to grow, as it will be expensive to continue our clinical, research, and development efforts. If these activities are successful, and if we receive approval from the FDA to market human-use equipment, then even more money will be required to market and sell the equipment. As of January 11, 2002, there is substantial doubt about our ability to continue as a going concern due to our historical negative cash flow and because we do not have access to sufficient committed capital to meet our projected operating needs for at least the next twelve months. We are, however, aggressively seeking further funding in order to satisfy our projected cash needs for at least the next twelve months.

Our long term capital requirements will depend on numerous factors including:

     — The progress and magnitude of the research and development programs, including preclinical and clinical trials;

     — The time involved in obtaining regulatory approvals;

     — The cost involved in filing and maintaining patent claims;

     — Competitor and market conditions;

     — Our ability to establish and maintain collaborative arrangements;

     — Our ability to obtain grants to finance research and development projects; and

     — The cost of manufacturing scale-up and the cost of commercialization activities and arrangements.

Our ability to generate substantial funding to continue research and development activities, preclinical and clinical studies and clinical trials and manufacturing, scale-up, and selling, general, and administrative activities is subject to a number of risks and uncertainties and will depend on numerous factors including:

     — Our ability to raise funds in the future through public or private financings, collaborative arrangements, grant awards or from other sources;

     — The potential for our company to obtain equity investments, collaborative arrangements, license agreements or development or other funding programs in exchange for manufacturing, marketing, distribution or other rights to products developed by our company; and

     — Our ability to maintain our existing collaborative arrangements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 15th day of January, 2002.

Genetronics Biomedical Corporation

By:	/s/ Avtar Dhillon

Avtar Dhillon President and Chief Executive Officer (Authorized Officer)

GENETRONICS BIOMEDICAL CORPORATION
(formerly Genetronics Biomedical Ltd.)
(in United States dollars)

Index to Financial Statements

     The consolidated financial statements required by this form are submitted in a separate section beginning on page F-2 of this Annual Report on Form 10-K (as amended by Form 10-K/A).

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
Genetronics Biomedical Corporation (formerly Genetronics Biomedical Ltd.)

We have audited the consolidated balance sheets of Genetronics Biomedical Corporation (formerly Genetronics Biomedical Ltd.) as at March 31, 2001 and 2000 and the consolidated statements of loss and comprehensive loss, shareholders’ equity and cash flows for each of the years in the three year period ended March 31, 2001. Our audits also included the information as at and for each of the years in the three year period ended March 31, 2001 included in the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three year period ended March 31, 2001 in accordance with accounting principles generally accepted in the United States. Also, in our opinion, the information as at and for each of the years in the three year period ended March 31, 2001, included in the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, is presented fairly in all material respects.

As discussed in note 4 to the financial statements in 2001 the Company changed its method of accounting for revenue recognition.

On May 4, 2001 we reported separately to the shareholders of Genetronics Biomedical Corporation (formerly Genetronics Biomedical Ltd.) on financial statements for the same period, prepared in accordance with Canadian generally accepted accounting principles.

Vancouver, Canada,
May 4, 2001 (except as to notes 1, 2 and 11
which are as of December 19, 2001)

/s/ Ernst & Young LLP Chartered Accountants

Comments by Auditor for U.S. Readers on Canada-U.S. Reporting Differences

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when since the date of completion of our audit of the financial statements and initial issuance of our report thereon dated May 4, 2001 the Company has experienced conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in Note 1 to the financial statements. Our report to the shareholders dated May 4, 2001 (except for notes 1, 2 and 11 which are as of December 19, 2001) is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors’ report when these are adequately disclosed in the financial statements.

Vancouver, Canada,
December 19, 2001

/s/ Ernst & Young LLP Chartered Accountants

Genetronics Biomedical Corporation,
 a Delaware corporation

CONSOLIDATED BALANCE SHEETS
[See Note 1 — Nature of Business and Basis of Presentation]

As at March 31

	(Expressed in U.S. dollars)

	2001	2000
	$	$

	[restated notes, 1, 2, and 11]
ASSETS
Current
Cash and cash equivalents [note 5]	3,721,326	9,742,344
Short-term investments [note 5]	2,806,620	—
Accounts receivable, net of allowance for uncollectible accounts of $42,037 [2000 - $54,925] [note 6]	903,526	1,120,450
Inventories [note 7]	756,543	611,642
Prepaid expenses and other	61,399	139,423

Total current assets	8,249,414	11,613,859

Fixed assets, net [note 8]	904,026	1,014,811
Other assets, net [note 9]	2,332,826	1,383,634

	11,486,266	14,012,304

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued expenses [notes 10, 12 and 17]	1,393,585	1,784,084
Current portion of obligations under capital leases [note 13]	68,931	53,098
Deferred revenue	50,029	268,665

Total current liabilities	1,512,545	2,105,847

Obligations under capital leases [note 13]	48,532	65,286
Deferred rent	34,901	9,972

Total liabilities	1,595,978	2,181,105

Commitments and contingencies [note 13]
Shareholders’ equity [note 11]
Common stock — par value $0.001
Authorized shares: 100,000,000
Issued and outstanding: 33,756,718 at March 31, 2001 and 22,832,324 at March 31, 2000 33,041,861	33,757	22,832
Class A Preferred stock — par value $0.001
Authorized shares: 100,000,000
Issued and outstanding: nil at March 31, 2001 and 2000
Additional paid in capital [note 11]	50,958,547	33,041,861
Special warrants [note 11]	—	11,002,992
Other accumulated comprehensive loss	(100,086)	(100,911)
Deficit	(41,001,930)	(32,135,575)

Total shareholders’ equity	9,890,288	11,831,199

	11,486,266	14,012,304

See accompanying notes

Genetronics Biomedical Corporation

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
[See Note 1 — Nature of Business and Basis of Presentation]

	(Expressed in U.S. dollars)
	Year ended	Year ended	Year ended
	March 31	March 31	March 31
	2001	2000	1999
	$	$	$

REVENUE
Net sales [note 6]	4,452,939	4,134,436	3,434,105
License fee and milestone payments [note 6]	3,730,392	416,667	4,500,000
Government grants	101,086	334,901	354,135
Revenues under collaborative research and development arrangements	459,711	191,335	33,048
Interest income	443,629	556,193	300,911

	9,187,757	5,633,532	8,622,199

EXPENSES
Cost of sales	1,925,118	2,023,899	1,638,635
Research and development	6,436,377	6,977,220	8,086,959
Selling, general and administrative	5,958,725	6,714,718	6,027,751
Restructuring charges [note 12]	—	597,183	—
Interest expense	20,380	24,342	19,391
Foreign exchange loss	66,453	—	—

	14,407,053	16,337,362	15,772,736

Net loss before cumulative effect of change in accounting policy	(5,219,296)	(10,703,830)	(7,150,537)
Cumulative effect on prior years of change in accounting policy for revenue recognition [note 4]	(3,647,059)	—	—

Net loss	(8,866,355)	(10,703,830)	(7,150,537)
Foreign currency translation gain (loss) adjustment	(1,327)	2,090	(83,294)
Unrealized gain on securities	2,152	—	—

Comprehensive loss	(8,865,530)	(10,701,740)	(7,233,831)

Loss per common share:
Loss before change in accounting principle	(0.19)	(0.48)	(0.35)
Cumulative effect of a change in accounting principle	(0.13)	—	—

Loss per common share — basic and diluted	(0.32)	(0.48)	(0.35)

Pro forma amount assuming the change in accounting principles is applied retroactively
Loss per common share-basic and diluted	(0.19)	(0.47)	(0.54)
Weighted average number of common shares	27,648,854	22,107,190	20,272,801

See accompanying notes

Genetronics Biomedical Corporation

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
[See Note 1 — Nature of Business and Basis of Presentation]

					Other
				Additional	Accumulated
	Common Stock		Special	Paid-in	Comprehensive	Accumulated	Total
	Shares	Amount	Warrants	Capital	Loss	Deficit	shareholder's
	#	$	$	$	$	$	equity $

		[restated note 11]		[restated note 11]
Balance at March 31, 1998	19,070,130	19,070	—	22,429,876	(19,707)	(14,281,208)	8,148,031
For cash
Pursuant to private placement (net of issuance costs of $125,947)	2,242,611	2,243	—	5,871,810	—	—	5,874,053
Pursuant to exercise of stock options	61,525	61	—	90,362	—	—	90,423
Pursuant to exercise of warrants	292,000	292	—	830,693	—	—	830,985
Stock-based compensation	—	—	—	546,700	—	—	546,700
Unrealized loss on foreign currency translation	—	—	—	—	(83,294)	—	(83,294)
Net loss	—	—	—	—	—	(7,150,537)	(7,150,537)

Balance at March 31, 1999	21,666,266	21,666	—	29,769,441	(103,001)	(21,431,745)	8,256,361
For cash
Pursuant to exercise of stock options	988,542	989	—	1,515,250	—	—	1,516,239
Pursuant to exercise of Agent’s Special Warrants	151,300	151	—	500,652	—	—	500,803
Issued for corporate finance services	30,000	30	—	91,860	—	—	91,890
Issuance of Special Warrants (net of issuance costs of $1,498,742)	—	—	11,063,758	—	—	—	11,063,758
Issued pursuant to exercise of Special Warrants	23,000	23	(60,766)	60,743	—	—	—
Cancelled escrow shares [note 11]	(26,784)	(27)	—	27	—	—	—
Stock-based compensation	—	—	—	1,103,888	—	—	1,103,888
Unrealized gain on foreign currency translation	—	—	—	—	2,090	—	2,090
Net loss	—	—	—	—	—	(10,703,830)	(10,703,830)

Balance at March 31, 2000	22,832,324	22,832	11,002,992	33,041,861	(100,911)	(32,135,575)	11,831,199
For cash
Pursuant to private placement (net of issuance costs of $734,368) [note 11]	6,267,500	6,268	—	4,900,114	—	—	4,906,382
Pursuant to exercise of stock options	111,894	112	—	249,220	—	—	249,332
Pursuant to exercise of warrants [note 11]	180,500	180	—	597,275	—	—	597,455
Issued for corporate finance services [note 11]	50,000	50	—	44,950	—	—	45,000
Issued pursuant to exercise of Special Warrants [note 11]	4,164,500	165	(11,002,992)	10,998,827	—	—	—
Issued pursuant to license agreement [note 11]	150,000	150	—	900,300	—	—	900,450
Stock-based compensation				226,000	—	—	226,000
Unrealized loss on foreign currency translation	—	—	—	—	(1,327)	—	(1,327)
Unrealized gains on short-term investments	—	—	—	—	2,152	—	2,152
Net loss	—	—	—	—	—	(8,866,355)	(8,866,355)

Balance at March 31, 2001	33,756,718	33,757	—	50,958,547	(100,086)	(41,001,930)	9,890,288

See accompanying notes

Genetronics Biomedical Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS [See Note 1 — Nature of Business and Basis of Presentation]

	(Expressed in U.S. dollars)
	Year ended	Year ended	Year ended
	March 31	March 31	March 31
	2001	2000	1999
	$	$	$

OPERATING ACTIVITIES
Net loss for the year	(8,866,355)	(10,703,830)	(7,150,537)
Items not involving cash:
Depreciation and amortization	655,497	566,358	410,268
Stock-based compensation	226,000	1,103,888	546,700
Provision for (recovery of) uncollectible accounts	(12,888)	43,149	7,472
Provision for inventory obsolescence	108,522	65,620	10,976
Write-down of fixed assets	17,156	—	—
Loss on disposal of fixed assets	—	—	18,986
Write-down of other assets	31,360	—	—
Deferred rent	24,929	408	(14,345)
Deferred revenue	(218,636)	268,665	—
Changes in non-cash working capital items:
Accounts receivable	229,812	(386,951)	(280,393)
Inventories	(253,423)	(21,356)	(271,792)
Prepaid expenses and other	78,024	(133,328)	(1,141)
Accounts payable and accrued expenses	(390,499)	406,641	404,906

Cash used in operating activities	(8,370,501)	(8,790,736)	(6,318,900)

INVESTING ACTIVITIES
Purchase of short-term investments	(2,804,468)	—	—
Purchase of fixed assets	(263,970)	(289,511)	(414,186)
Increase in other assets	(320,587)	(495,581)	(287,771)

Cash used in investing activities	(3,389,025)	(785,092)	(701,957)

FINANCING ACTIVITIES
Payments on obligations under capital leases	(58,334)	(45,892)	(24,016)
Proceeds from issuance of Special Warrants, net of issue costs	—	11,155,648	—
Proceeds from issuance of common shares, net of issue costs	5,798,169	2,017,042	6,795,461

Cash provided by financing activities	5,739,835	13,126,798	6,771,445

Effect of exchange rate changes on cash	(1,327)	2,090	(83,294)

Increase (decrease) in cash and cash equivalents	(6,021,018)	3,553,060	(332,706)
Cash and cash equivalents, beginning of year	9,742,344	6,189,284	6,521,990

Cash and cash equivalents, end of year	3,721,326	9,742,344	6,189,284

See accompanying notes

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Genetronics Biomedical Corporation (the “Company”) was incorporated on August 8, 1979 under the laws of British Columbia. The Company carries out its business through its United States wholly-owned subsidiary, Genetronics, Inc., that was incorporated in California on June 29, 1983. Through its BTX Instrument Division, the Company develops, manufactures, and markets electroporation instrumentation and accessories used by scientists and researchers to perform genetic engineering techniques, such as cell fusion, gene transfer, cell membrane research and genetic mapping in research laboratories worldwide. Through its Drug and Gene Delivery Division, the Company is developing drug delivery systems which are designed to use electroporation to enhance drug or gene delivery in the areas of oncology, dermatology, gene therapy, cardiology and transdermal drug delivery. The Company sells the majority of its BTX products to customers in the United States, Europe, and East Asia.

On June 15, 2001, the Company completed a change in its jurisdiction of incorporation from British Columbia, Canada into the state of Delaware. The change was accomplished through a continuation of Genetronics Biomedical Ltd., a British Columbia Corporation, into Genetronics Biomedical Corporation, a Delaware corporation. Concurrent with the continuation of the Company in Delaware, the shareholders authorized for issuance 100,000,000 common shares with a $0.001 par value.

The Company’s consolidated financial statements for the year ended March 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

The Company incurred a net loss of $4,394,367 for the six months ended September 30, 2001 and has an accumulated deficit of $45,396,297 at September 30, 2001. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to raise additional capital through private placements and public offerings. The outcome of these matters cannot be predicted at this time. No assurances can be given that the Company will be successful in raising sufficient additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing, management will be required to curtail the Company’s operating expenses. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue in business.

2. ACCOUNTING POLICIES

As a result of the continuation of the Company from British Columbia, Canada, to Delaware, these financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

2. ACCOUNTING POLICIES (cont’d.)

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

Foreign currency translation

Through December 31, 2000, the functional currency of the Company was the Canadian dollar, while the reporting currency in the consolidated financial statements was the U.S. dollar. Assets and liabilities were translated into U.S. dollars using current exchange rates in effect at the balance sheet date. Revenue and expense accounts were translated using the weighted average exchange rate during the year. Gains and losses resulting from this process were recorded in shareholders’ equity as an adjustment to the cumulative translation adjustment account.

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

The accounts of the Company’s French subsidiary, an integrated entity to the Company’s U.S. subsidiary, were recorded in French francs and have been translated into U.S. dollars such that monetary assets and liabilities were translated at the year-end exchange rates. Non-monetary assets and liabilities were translated using historical rates of exchange. Revenues and expenses were translated at the rates of exchange prevailing on the dates such items are recognized in earnings. Exchange gains and losses were included in income for the year. The effect on the statement of loss of transaction gains and losses was insignificant.

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

2. ACCOUNTING POLICIES (cont’d.)

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

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

2. ACCOUNTING POLICIES (cont’d.)

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

Revenues under collaborative research and development arrangements, which are non-refundable, are recorded as revenue as the related research expenditures are incurred pursuant to the terms of the agreement and provided collectibility is reasonably assured. License fees comprise initial fees and milestone payments derived from collaborative licensing arrangements. Non-refundable milestone payments are recognized upon the achievement of specified milestones when the Company has no further involvement or obligation to perform under the arrangement and the related costs and effort are considered substantial. Initial fees and milestone payments received which require the ongoing involvement of the Company are deferred and amortized into income on a straight-line basis over the term of the relevant license or related underlying product development period.

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

2. ACCOUNTING POLICIES (cont’d.)

Shipping and handling costs

Costs incurred to ship the Company’s goods to the buyer are charged to cost of sales as incurred. Amounts billed to the customer as a reimbursement for shipping and handling costs are recorded in net sales as the related revenue is recognized.

Loss per common share

Basic loss per common share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per common share is calculated in accordance with the treasury stock method and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive, basic and diluted loss per common share are the same.

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

Stock based compensation

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB25) and related interpretations, in accounting for its employee stock options. Under APB25, because the exercise price of the Company’s options for common shares granted to employees is not less than the fair market value of the underlying stock on the date of grant, no compensation expense has been recognized. Options awarded to non-employees, including consultants, are recorded at fair values using Black-Scholes option pricing model based on the vesting terms of the options.

Recent accounting pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS133), as amended by SFAS137 and SFAS138. SFAS133, as amended, is effective for the Company’s year commencing April 1, 2001. The Company does not expect the adoption of SFAS133 to have a material impact on the Company’s operations or financial position.

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

3. FINANCIAL INSTRUMENTS

For certain of the Company’s financial instruments including cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses the carrying values approximate fair value due to their short term nature. The obligations under capital lease bear rates which in management’s opinion approximate the current interest rate and therefore approximate fair value.

4. CHANGE IN ACCOUNTING PRINCIPLE

During the fourth quarter ended March 31, 2001, the Company changed its accounting policy for upfront non-refundable license payments received in connection with collaborative license arrangements in accordance with Staff Accounting Bulletin No. 101 (SAB 101), as amended by SAB 101(A) and (B), issued by the U. S. Securities and Exchange Commission.

The Company has received cumulative up-front payments of approximately $4,000,000 through April 1, 2000. In accordance with SAB 101, the Company is required to record these fees over the life of the arrangement, which was terminated in the year ended March 31, 2001. As a result of this change, revenues in the year ended March 31, 2001 have increased by $3,647,059 and the cumulative effect of this change in accounting principle is a charge of $3,647,059 to net loss in the year ended March 31, 2001.

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

5. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents include approximately $3,018,819 [2000 - $9,100,768] of commercial papers and term deposits with an average interest rate of 5.44% at March 31, 2001 [2000 - 6.08%]. In addition, cash equivalents include amounts denominated in Canadian dollars aggregating $374,955 (Cdn $591,038) [2000 - $71,119 (Cdn $103,876)].

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

Credit is extended based on an evaluation of a customer’s financial condition and generally collateral is not required. To date, credit losses have not been significant.

By an exclusive license and development agreement dated October 2, 1998, the Company had granted the rights to its drug delivery technology to make, use and sell oncology products as defined in the agreement. The agreement was to expire at the expiration of certain patent rights covering the technology in 2016. Pursuant to the agreement, during the year ended March 31, 2001, and after giving effect to the change in the Company’s revenue recognition policy, the Company recognized license fee and milestone payments from the licensee in the amount of $3,730,392. Prior to the changes in accounting policy adopted in 2001, the Company recognized fees from this arrangement of $416,667 in fiscal 2000 and $4,500,000 in fiscal 1999. On July 26, 2000, the Company received notice from the licensee that it had elected to exercise its discretionary right to terminate, without cause, the licensing and development agreement and the supply agreement entered into with the Company. All rights previously granted to the licensee were returned to the Company.

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

7. INVENTORIES

	2001	2000
	$	$

Raw materials	564,034	490,926
Work in process	85,006	79,683
Finished goods	304,462	129,470

	953,502	700,079
Less: allowance for obsolescence	(196,959)	(88,437)

	756,543	611,642

8. FIXED ASSETS

		Accumulated	Net book
	Cost	depreciation	value
	$	$	$

2001
Machinery, equipment and office furniture	1,767,009	1,018,103	748,906
Leasehold improvements	435,304	368,078	67,226
Equipment under capital leases	256,788	168,894	87,894

	2,459,101	1,555,075	904,026

2000
Machinery, equipment and office furniture	1,567,415	765,065	802,350
Leasehold improvements	427,647	301,918	125,729
Equipment under capital leases	199,375	112,643	86,732

	2,194,437	1,179,626	1,014,811

During the year ended March 31, 2001, the Company wrote off $17,156 of fixed assets that had no future value [2000 - $nil; 1999 - $nil].

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

9. OTHER ASSETS

	2001	2000
	$	$

Patent costs, net	1,471,590	1,350,174
License costs, net	834,792	—
Other	26,444	33,460

	2,332,826	1,383,634

Patent costs are net of accumulated amortization of $531,015 at March 31, 2001 [2000 - $298,267]. License costs are net of accumulated amortization of $65,658 at March 31, 2001 [2000 - $nil].

During the year ended March 31, 2001, the Company wrote off patent costs of $31,360 with respect to patents not directly related to the Company’s current focus [2000 - $nil; 1999 - $nil].

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2001	2000
	$	$

Trade accounts payable	907,584	875,646
Accrued compensation	303,615	717,416
Customer deposits	4,192	115,264
Accrued expenses	178,194	75,758

	1,393,585	1,784,084

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

11. SHARE CAPITAL

As a result of the Company’s continuation into Delaware [note 1] on June 15, 2001, the Company changed its no par value common shares to $0.001 par value common shares. The shareholders’ equity for all periods presented has been reclassified to conform to this presentation.

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

On September 15, 2000, the Company entered into an exclusive license agreement with the University of South Florida Research Foundation, Inc. (“USF”), whereby USF granted the Company an exclusive, worldwide license to USF’s rights in patents and patent applications generally related to needle electrodes (“License Agreement”). These electrodes were jointly developed by the Company and USF. Pursuant to the License Agreement, the Company granted USF and its designees warrants to acquire 600,000 common shares for $2.25 per share until September 14, 2010. Of the total warrants granted, 300,000 vest at the date of grant and the remainder will vest upon the achievement of certain milestones. The vested warrants were valued at $553,950 using the Black-Scholes pricing model and were recorded as other assets with a credit to additional paid in capital.

In addition, pursuant to the above License Agreement, the Company issued a total of 150,000 common shares with a fair market value of $346,500 to USF and its designees for no additional consideration. The fair market value of the common shares on September 15, 2000 was recorded as other assets and a credit to share capital.

During the year ended March 31, 2000, the Company cancelled 26,784 common shares held in escrow for no consideration. Accordingly, the weighted average per common share amount attributed to the cancelled shares of $35,768 has been allocated to additional paid in capital.

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

11. SHARE CAPITAL

Special Warrants

Pursuant to an Agency Agreement dated June 16, 1999, the Company issued 4,187,500 Special Warrants at $3.00 each for total consideration of $12,562,500 before deducting the agent’s commission and other costs of $1,498,742 and other issue costs. Each Special Warrant entitles the holder to receive, at no additional cost, one common share of the Company. During the year ended March 31, 2001, the Company issued 4,164,500 [2000 - 23,000] common shares pursuant to the exercise and conversion of these Special Warrants.

Genetronics Biomedical Corporation

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

In connection with the issuance of 4,187,500 Special Warrants pursuant to an agency agreement dated June 16, 1999, the Company issued to the Agent’s nominee for no additional consideration, 30,000 common shares and 418,750 Special Warrants exercisable, for no additional consideration, into 418,750 share purchase warrants, which were exercisable into 418,750 common shares at a price of $3.31 per share on or before June 16, 2000. During the year ended March 31, 2001, the Company issued 180,500 [2000 - 151,300] common shares pursuant to the exercise of 180,500 [2000 - 151,300] of these share purchase warrants. The unexercised balance of 86,950 share purchase warrants expired.

Stock options

The Company has three stock option plans pursuant to which stock options are granted to executive officers, directors, employees and consultants.

The 1995 stock option plan (the “1995 Plan”) was approved by the shareholders in 1995 and subsequently amended in 1997. The 1995 Plan was suspended by the Board of Directors in June 1997 and no further options will be granted pursuant to this plan. As at March 31, 2001, there are 1,203,400 options outstanding pursuant to the 1995 Plan.

The 1997 stock option plan (the “1997 Plan”), as amended in 1999, was approved by the shareholders in July 1999. The 1997 Plan was suspended by the Board of Directors in July 2000 and no further options will be granted pursuant to this plan. As at March 31, 2001, there are 2,891,050 options outstanding pursuant to the 1997 Plan.

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

11. SHARE CAPITAL (cont’d.)

The 2000 Stock Option Plan (the “2000 Plan”), effective July 31, 2000, was approved by the shareholders on August 7, 2000, pursuant to which 7,400,000 common shares are reserved for issuance to executive officers, directors, employees and consultants of the Company. The 2000 Plan supercedes all previous stock option plans. At March 31, 2001, 1,165,300 common shares are available for future grants and 1,365,250 stock options are outstanding pursuant to the 2000 Plan. The options available for issuance under the 2000 Plan generally have a term of ten years and vest over a period of three years. The Plan will terminate on July 30, 2010.

During the year ended March 31, 2000, the Company amended the terms of certain stock options to officers of the Company pursuant to the agreements in note 12, by accelerating the remaining vesting period of 200,000 stock options at an exercise price of $2.95 from 25% each year to 100% immediately. As a result additional stock-based compensation was recorded in the fiscal year ended March 31, 2000 of $697,924.

The following table summarizes the stock options outstanding at March 31, 2001:

	Options outstanding			Options exercisable

	Number of			Number of
	options	Weighted	Weighted	options	Weighted
Range of	outstanding	average	average	exercisable	average
exercise	at March 31,	remaining	exercise	at March 31,	exercise
prices	2001	contractual life	price	2001	price
$	#	(years)	$	#	$

0.84 - 1.25	952,250	8.33 years	1.09	520,375	1.05
1.31 - 1.50	886,000	6.17 years	1.37	717,600	1.37
1.66 - 2.55	1,050,250	5.29 years	2.18	912,374	2.21
2.65 - 3.75	2,041,200	5.26 years	2.96	1,738,271	2.95
4.00 - 5.50	530,000	8.42 years	4.34	306,000	4.26

	5,459,700	6.25 years	2.31	4,194,620	2.38

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

11. SHARE CAPITAL (cont’d.)

Stock option transactions for the year and the number of stock options outstanding are summarized as follows:

	No. of common	Weighted average
	shares issuable	exercise price
	#	$

Balance, March 31, 1998	3,067,050	1.90
Options granted	1,783,736	2.84
Options exercised	(61,525)	1.47
Options forfeited	(135,125)	2.39

Balance, March 31, 1999	4,654,136	2.24
Options granted	1,048,200	3.57
Options exercised	(988,542)	1.53
Options forfeited	(198,250)	2.71

Balance, March 31, 2000	4,515,544	2.63
Options granted	1,537,000	1.43
Options exercised	(111,894)	2.23
Options forfeited	(480,950)	2.56

Balance, March 31, 2001	5,459,700	2.31

During the year ended March 31, 2001, the Company granted 50,000 stock options to one of its executive officers with an exercise price of $1.31, which were to vest upon the achievement of certain performance-based milestones. These options were forfeit in November 2000 as the milestones were not met.

At March 31, 2001, 147,500 stock options will vest based on the achievement of various milestones.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation (SFAS123), which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions for the year ended March 31, 2001: risk free interest rate of 5.6% [2000 - 6.1%; 1999 - 5.2%]; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 0.75 [2000 - 0.62; 1999 - 0.68]; and a weighted average expected life of the options of 9 years [2000 - 5; 1999 - 7 1/2].

The Black-Scholes options valuation model was developed for use in estimating the fair value of trade options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

The weighted-average fair value of options granted during the year ended March 31, 2001 which were granted at fair market value on the date of grant was $1.51 [2000 - $2.56; 1999 - $3.19].

Supplemental disclosure of pro forma loss and loss per common share is as follows:

	Year ended	Year ended	Year ended
	March 31	March 31	March 31
	2001	2000	1999
	$	$	$

Pro forma loss	(10,636,154)	(11,985,791)	(9,169,837)
Pro forma loss per common share	(0.38)	(0.54)	(0.45)

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

Shareholder Rights Plan

In 1997, the shareholders approved the adoption of a Shareholder Rights Plan (the “Rights Plan”) to protect the Company’s shareholders from unfair, abusive or coercive take-over strategies. Under the Rights Plan, holders of common shares are entitled to one share purchase right (“Right”) for each common share held. If any person or group makes a take-over bid, other than a bid permitted under the plan or acquires 20% or more of the Company’s outstanding common shares without complying with the Rights Plan, each Right entitles the registered holder thereof to purchase, in effect, $20 equivalent of common shares of the Company at 50% of the prevailing market price.

Genetronics Biomedical Corporation

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

13. COMMITMENTS AND CONTINGENCIES

Commitments

[a] The Company leases its facilities and certain motor vehicles under operating lease agreements which expire up to 2006. The facilities lease agreements require the Company to pay maintenance costs. Rent expense under operating leases was as follows:

	Year ended	Year ended	Year ended
	March 31	March 31	March 31
	2001	2000	1999
	$	$	$

Rentals	501,949	388,524	277,906

     At March 31, 2001, future minimum lease payments under non-cancellable operating leases are as follows:

$

2002	542,000
2003	545,000
2004	547,000
2005	411,000
2006	9,000

2,054,000

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

13. COMMITMENTS AND CONTINGENCIES (cont’d.)

[b] The Company leases certain office equipment under capital lease arrangements. At March 31, 2001 future minimum lease payments under non-cancellable capital leases are as follows:

$

2002	82,889
2003	34,495
2004	19,841

Total minimum lease payments	137,225
Amounts representing interest (approximately 17%)	(19,762)

Present value of future minimum lease payments	117,463
Less: current portion of capital lease obligations	68,931

Long-term portion of capital leases	48,532

[c] In accordance with a consulting agreement dated February 10, 2000, the Company may be required to issue 120,000 warrants to acquire common shares and pay a fee based on a percentage of future funding upon the occurrence of certain events as described in the agreement.

[d] Pursuant to the USF license agreement entered into during the year ended March 31, 2001 [note 10], the Company is responsible for payment of royalties, based on a percentage of revenue from the licensed product. As at March 31, 2001, no royalties were payable.

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

Genetronics Biomedical Corporation

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

	U.S. federal			Non-capital
	research	U.S. federal	California	Canadian
	tax credits	losses	losses	losses
	$	$	$	$

Year ended March 31,
2002	—	—	769,000	323,000
2003	—	—	1,576,000	393,000
2004	—	—	212,000	602,000
2005	2,000	—	2,344,000	50,000
2006	6,000	—	6,263,000	1,223,000
2007	7,000	—	—	1,006,000
2008	14,000	46,000	—	1,115,000
2009	14,000	—	—	—
2010	18,000	542,000	—	—
2011	15,000	1,816,000	—	—
2012	58,000	2,947,000	—	—
2013	152,000	6,901,000	—	—
2014	266,000	4,691,000	—	—
2015	—	7,930,000	—	—
2020	155,000	—	—	—
2021	172,000	9,009,000	—	—

	879,000	33,882,000	11,164,000	4,712,000

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

14. INCOME TAXES (cont’d.)

Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the subsidiary’s net operating loss and credit carryforwards may be limited because of a cumulative change in ownership of more than 50% which occurred during 1993 and as a result of the reverse takeover which occurred in 1995. However, the Company does not believe such limitations will have a material impact upon the utilization of these carryforwards.

Significant components of the Company’s future tax assets as of March 31 are shown below:

	2001	2000
	$	$

Future tax assets:
Capitalized research expense	872,000	688,000
Net operating loss carryforwards	13,608,000	10,834,000
Research and development credits	1,177,000	1,042,000
Share issue costs	642,000	854,000
Other	213,000	262,000

Total future tax assets	16,512,000	13,680,000
Valuation allowance	(15,665,000)	(13,238,000)

Total future tax assets	847,000	442,000

Future tax liabilities:
Difference between book and tax basis for patent and license costs	(847,000)	(442,000)

Total future tax liabilities	(847,000)	(442,000)

Net future tax assets	—	—

The potential income tax benefits relating to the future tax assets have been recognized in the accounts to the extent their realization meets the requirements of “more likely than not” under the liability method of tax allocation.

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

14. INCOME TAXES (cont’d.)

The reconciliation of income tax attributable to operations computed at the statutory tax rates to income tax expense (recovery), using a 45.62% statutory tax rate, at March 31, is:

	2001	2000
	$	$

Income taxes at statutory rates	(3,942,000)	(4,379,000)
Foreign rate differential	146,000	300,000
Losses not recognized (California)	525,000	145,000
Change in valuation allowance	3,142,000	3,817,000
Non-deductible expenses	38,000	—
Other	129,0000	117,000

	—	—

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

15. PENSION PLAN

In 1995, the U.S. subsidiary adopted a 401 (k) Profit Sharing Plan covering substantially all of its employees in the United States. The defined contribution plan allows the employees to contribute a percentage of their compensation each year. The Company currently matches 50% of the employees contribution, up to 6% of annual compensation which is recorded as expense in the accompanying consolidated statements of loss as incurred. The Company’s contributions are invested in common shares of the Company which are included in the calculation of loss per common share for the years presented. The pension expense for the year ended March 31, 2001 was $60,761 [2000 - $87,104; 1999 - $66,297].

16. SEGMENTED INFORMATION

The Company’s reportable business segments include the BTX Instrument Division and the Drug and Gene Delivery Division. The Company evaluates performance based on many factors including net results from operations before certain unallocated costs. The Company does not allocate interest income and expenses and general and administrative costs to its reportable segments. In addition, total assets are not allocated to each segment.

The accounting policies of the segments are the same as those described in note 2.

Substantially all of the Company’s assets and operations are located in the United States and predominantly all revenues are generated, based on the location of origin, in the United States.

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

16. SEGMENTED INFORMATION (cont’d.)

	BTX	Drug and Gene
	Instrument	Delivery	Reconciling
	Division	Division	Items	Total
	$	$	$	$

Year ended March 31, 2001
Reportable segment net sales	4,452,939	—	—	4,452,939
Other reportable segment revenue	—	4,291,189	—	4,291,189
Interest income	—	—	443,629	443,629

Total revenue	4,452,939	4,291,189	443,629	9,187,757

Reportable segment cost of sales	(1,925,118)	—	—	(1,925,118)
Other reportable segment expenses	(1,856,918)	(5,810,558)	—	(7,667,476)
General and administrative	—	—	(4,794,079)	(4,794,079)
Interest expense	—	—	(20,380)	(20,380)

Net income (loss) before cumulative effect of change in accounting policy	670,903	(1,519,369)	(4,370,830)	(5,219,296)
Cumulative effect of change in accounting policy	—	(3,647,059)	—	(3,647,059)

Net income (loss)	670,903	(5,166,428)	—	(8,866,355)

	BTX	Drug and Gene
	Instrument	Delivery	Reconciling
	Division	Division	Items	Total
	$	$	$	$

Year ended March 31, 2000
Reportable segment net sales	3,827,537	306,899	—	4,134,436
Other reportable segment revenue	—	942,903	—	942,903
Interest income	—	—	556,193	556,193

Total revenue	3,827,537	1,249,802	556,193	5,633,532

Reportable segment cost of sales	(1,781,972)	(241,927)	—	(2,023,899)
Restructuring charges	(19,729)	(577,454)	—	(597,183)
Other reportable segment expenses	(1,693,179)	(6,504,088)	—	(8,197,267)
General and administrative	—	—	(5,494,671)	(5,494,671)
Interest expense	—	—	(24,342)	(24,342)

Net income (loss)	332,657	(6,073,667)	(4,962,820)	(10,703,830)

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

16. SEGMENTED INFORMATION (cont’d.)

	BTX	Drug and Gene
	Instrument	Delivery	Reconciling
	Division	Division	Items	Total
	$	$	$	$

Year ended March 31, 1999
Reportable segment net sales	3,434,105	—	—	3,434,105
Other reportable segment revenue	—	4,887,183	—	4,887,183
Interest income	—	—	300,911	300,911

Total revenue	3,434,105	4,887,183	300,911	8,622,199

Reportable segment cost of sales	(1,638,635)	—	—	(1,638,635)
Other reportable segment expenses	(1,429,084)	(7,745,526)	—	(9,174,610)
General and administrative	—	—	(4,940,100)	(4,940,100)
Interest expense	—	—	(19,391)	(19,391)

Net income (loss)	366,386	(2,858,343)	(4,658,580)	(7,150,537)

During the year ended March 31, 2001, 35% of the Company’s net sales were from sales into non-U.S. countries [2000 - 30%; 1999 - 37%].

Net sales of the Company by customer location were as follows:

	Year ended	Year ended	Year ended
	March 31	March 31	March 31
	2001	2000	1999
	$	$	$

United States	2,890,875	2,905,065	2,174,364
Australia	36,096	34,114	15,933
Canada	19,966	42,991	35,565
Europe	742,227	463,966	466,585
East Asia	683,379	621,670	557,064
Other	80,396	66,630	184,594

Total	4,452,939	4,134,436	3,434,105

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

17. RELATED PARTY TRANSACTIONS

[a]	The payments to parties not at arm’s length include the following:

•	legal services provided by a law firm where one of the partners is a director of the Company

•	accounting and administration services provided by a company where the principal is a director of the Company

•	rent and administration fees paid to a company where one of the principals was an officer of the Company’s French subsidiary, as follows:

	Year ended	Year ended	Year ended
	March 31	March 31	March 31
	2001	2000	1999
	$	$	$

Legal services	239,225	161,042	93,778
Accounting and administration	28,780	29,055	26,735
Rent and administration	—	32,600	114,900

[b]	Included in accounts payable and accrued expenses are the following amounts owed to the parties identified in note 17[a] which are payable under normal trade terms:

	2001	2000
	$	$

Legal services and accounting and administration	66,916	6,130

[c]	Total expenses paid to the parties identified in note 17[a] and included in share issue costs were $95,263 [2000 - $129,300; 1999 - $18,573] for the year ended March 31, 2001. All transactions are recorded at their exchange amounts.

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

18. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year ended	Year ended	Year ended
	March 31	March 31	March 31
	2001	2000	1999
	$	$	$

Interest paid during the year	20,380	24,342	19,391

During the year ended March 31, 2001, the Company granted warrants and issued common shares pursuant to a license agreement [note 11] aggregating $900,450.

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

19. SUBSEQUENT EVENTS

[i]	Pursuant to the terms of an employment agreement, an executive officer who was terminated subsequent to March 31, 2001 is entitled to additional remuneration of one year’s salary which amounts to approximately $230,000 to be paid in bi-weekly installments.