Form 10-K405/A
period 2001-03-31
GENETRONICS BIOMEDICAL CORP
filed 2002-02-25
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2 to Form 10-K

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

COMMON STOCK, $0.001 PAR VALUE

(Title of Class)

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

EXPLANATORY NOTE

         This Amendment No. 2 on Form 10-K/A is filed by Genetronics Biomedical Corporation (formerly known as Genetronics Biomedical Ltd.) as an amendment to its Annual Report on Form 10-K for the fiscal year ended March 31, 2001 to amend and restate in their entirety Items 1, 6, 7, and the financial statements included in Item 14 (a) (including the notes thereto), so that such sections are presented in accordance with the generally accepted accounting principles in the United States. Such sections had been previously presented in accordance with the generally accepted accounting principles in Canada. Unless otherwise noted or indicated by context, all statements in this Amendment are made as of March 31, 2001.

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

In the United States, the cumulative dollar value of treatments and technologies commonly used in the curative and palliative management of cancer exceeded $8 billion in 1999 and is expected to continue growing at a rate of approximately 12% annually. Our analyses project that EPT could be applicable to over 4,000,000 cancer patients. This analysis is based upon the reported incidence of head and neck cancers throughout the world as reflected by statistics obtained from the American Cancer Society, the World Health Organization and the National Institutes of Health.

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

CLINICAL STUDIES

North America Trials

In late 1997 the FDA gave us clearance to initiate multi-center Phase II clinical trials in the United States utilizing the MedPulser® electroporation system in combination with intralesional bleomycin to treat squamous cell carcinoma of the head and neck in patients who failed conventional therapies. We obtained IND clearance from the Canadian Health Protection Branch to initiate similar clinical trials in Canada. Two protocols were initiated. One cross-over-controlled study evaluated the effectiveness of the bleomycin-EPT treatment in tumors that failed an initial bleomycin-alone treatment. The second study was a single arm study that evaluated the effect of the bleomycin-EPT treatment as an initial therapy of the study tumors.

Twenty-five patients were enrolled in the controlled study and 25 patients were enrolled into the single arm bleomycin-EPT trial. The results based on the primary endpoint for response (50% or greater reduction in tumor size) are provided in the table below.

			Clinical Response(1) (2) (3)

			Responding	Non-Responding
Clinical Trial	Patients	Tumors	Tumors	Tumors

North America Phase I/II	8	8	6(75%)	2(25%)

North America Phase II	25	37	1(3%)	36(97%)

01 Study — Bleomycin only
North America Phase II	17	20	11(55%)	9(45%)

01 Study
North America Phase II	25	31	18(58%)	13(42%)

02 Study
European Study	12	18	10(56%)	8(44%)

(1)	A “clinical response” is a clinically significant measurable result which is obtained on the basis of a defined course of treatment.

(2)	Four tumors could not be evaluated

(3)	Control Group patients received only drug, no electric field

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

International Trials

In late 1997 and early 1998, we received ethics committee approval from multiple Consulting Committees for the Protection of Humans in Biomedical Research (CCPPRB) to initiate clinical trials in France in patients with pancreatic cancer, metastatic cancer in the liver, head and neck cancer, melanoma and Kaposi’s sarcoma. There were a total of 46 patients enrolled in these trials. CCPPRB provides oversight of proposed and actual human clinical trials to protect the participants in these trials and ensure that safety standards are met. These trials were initiated to demonstrate the MedPulser® system device’s safety and performance in treating a variety of solid tumors in support of CE mark certification in accordance with the essential requirements of the Medical Device Directive (MDD). Results from those patients in this trial with head and neck cancer are reported under North America Trials above. We achieved CE mark certification in March 1999 from notified body TUV Product Service GMBH (TUV). TUV oversees and audits clinical trials, reviews the results of the these trials and certifies compliance with established European standards. The CE mark certification allows us to market our MedPulser® device within the EU member countries.

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

PRODUCTS

BTX developed the square wave generator and graphic pulse analyzer for in vivo gene delivery and nuclear transfer research, fields that are rapidly increasing in scientific and medical interest. BTX also has developed a large volume flow-through electroporation system which offers an extensive collection of in situ and high throughput screening electroporation applicators.

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

INTELLECTUAL PROPERTY

As of April 21, 2001, we had 36 issued United States patents and 48 issued and granted foreign patents. The duration of these patents are from ten to seventeen years. In addition, as of April 21, 2001 we had 3 allowed United States patent applications, an additional 18 pending United States applications, and additional pending foreign patent applications. We also license certain technologies in our business, the typical duration of these licenses range from ten to seventeen years.

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

WE HAVE OPERATED AT A LOSS AND WE EXPECT TO CONTINUE TO ACCUMULATE A DEFICIT; THERE IS A DOUBT ABOUT OUR ABILITY TO CONTINUE AS A "GOING CONCERN".

As of December 31, 2001, we had a deficit of $47,361,720. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of our accumulated deficit will continue to grow, as it will be expensive to continue our clinical, research, and development efforts. If these activities are successful, and if we receive approval from the FDA to market human-use equipment, then even more money will be required to market and sell the equipment.

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

	Twelve	Twelve	Twelve	Thirteen	Twelve
	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,	Feb. 28,
Fiscal Periods Ended	2001	2000	1999	1998	1997

Net Sales	4,452,939	4,134,436	3,434,105	3,097,198	3,040,734

License Fee and milestone payments	3,730,392	416,667	4,500,000	0	0

Revenues Under Collaborative Research and Development Arrangements and Government grants	560,797	526,236	387,183	134,094	47,439

Interest Income	443,629	556,193	300,911	427,498	71,206

Cumulative effect on prior years of change in accounting policy (1)	(3,647,059)	—	—	—	—

Net Loss for Period	(8,866,355)	(10,703,830)	(7,150,537)	(7,904,166)	(3,330,110)

Amounts per common share:

Loss before cumulative effect of a change in accounting principle	(0.19)	(0.48)	(0.35)	(0.44)	(0.26)

Cumulative effect of a change in accounting principle	(0.13)	—	—	—	—

Net Loss	(0.32)	(0.48)	(0.35)	(0.44)	(0.26)

Pro Forma loss assuming the change in accounting principle is applied retroactively	(5,219,296)	(10,468,538)	(11,032,891)	(7,904,166)	(3,330,110)

Pro Forma loss per common share assuming the change in accounting principle is applied retroactively	(0.19)	(0.47)	(0.54)	(0.44)	(0.26)

Total Assets	11,486,266	14,012,304	9,807,644	9,242,887	4,161,129

Long Term Liabilities	117,463	118,384	164,276	98,410	95,493

Dividends per Share	0	0	0	0	0

(1)	During the fourth quarter ended March 31, 2001, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Effective April 1, 2000, the Company recorded the cumulative effect of the accounting change.

         The following is a summary of the results of operations in accordance with accounting principles generally accepted in the United States for fiscal year ended March 31, 2001:(1)

	First Quarter Ended		Second Quarter Ended		Third Quarter Ended		Fourth Quarter Ended
	June 30, 2000		Sept. 30, 2000		Dec. 31, 2000		March 31, 2001
	Previously		Previously		Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated
Revenue

Net Sales	1,164,788	1,164,788	1,172,951	1,172,951	1,049,238	1,049,238	1,065,962

License fee and milestone payments	—	58,823	83,333	142,156	—	58,823	3,470,590

Revenues under collaborative research and development arrangements and government grants	87,388	87,388	153,488	153,488	170,626	170,626	149,295

Interest Income	138,378	138,378	118,286	118,286	83,384	83,384	103,581

Total Revenue	1,390,554	1,449,377	1,528,058	1,586,881	1,303,248	1,362,071	4,789,428

Gross Profit	710,148	710,148	581,406	581,406	586,817	586,817	649,450

Net income/(loss) before cumulative effect of change in accounting principle	(2,007,171)	(1,948,348)	(2,107,320)	(2,048,497)	(2,225,404)	(2,166,581)	944,130

Cumulative effect of a change in accounting principle	—	(3,647,059)	—	—	—	—	—

Net income/(loss)	(2,007,171)	(5,595,407)	(2,107,320)	(2,048,497)	(2,225,404)	(2,166,581)	944,130

Amounts per common share:

Income/(loss) before cumulative effect of change in accounting principle	(0.08)	(0.08)	(0.08)	(0.08)	(0.08)	(0.08)	0.03

Cumulative effect of a change in accounting principle	—	(0.16)	—	—	—	—	—

Net loss	(0.08)	(0.24)	(0.08)	(0.08)	(0.08)	(0.08)	0.03

Weighted average # shares	23,629,490	23,629,490	27,272,642	27,272,642	27,289,218	27,289,218	32,404,066

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

The following is a summary of the results of operations in accordance with accounting principles generally accepted in the United States for fiscal year ended March 31, 2000:

	First Quarter Ended	Second Quarter Ended	Third Quarter Ended	Fourth Quarter Ended
	June 30, 1999	Sept. 30, 1999	Dec. 31, 1999	March 31, 2000
Revenue:

Net Sales	699,078	1,081,300	1,025,822	1,328,236

License fee and milestone payments	—	333,334	83,333	—

Revenues under collaborative research and development arrangements and government grants	266,668	158,520	104,490	96,558

Interest Income	—	176,410	164,898	214,885

Total Revenue:	965,746	1,649,564	1,378,543	1,639,679

Gross Profit:	372,341	642,444	501,954	593,798

Net income/(loss)	(3,046,771)	(3,031,514)	(2,000,566)	(2,624,979)

Amounts per common share:

Net loss per common share	(0.14)	(0.14)	(0.09)	(0.12)

Weighted average # shares	21,673,079	22,017,670	22,212,606	22,525,405

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

The Drug and Gene Delivery Division reported a net loss in the amount of $5,166,428 for the twelve months ended March 31, 2001 compared to a net loss in the amount of $6,073,667 for the twelve months ended March 31, 2000, a decrease of $907,239. The decrease is a result of lower operating expenditures in the year ended March 31, 2001, which did not include – as opposed to the previous year – any restructuring charges. The lower operating expenses more than offset the decrease in revenues for the Drug Delivery Division, which were a result of lower revenues from grant funding and milestone payments.

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

Inventories increased from $611,642 at March 31, 2000 to $756,543 at March 31, 2001, primarily as the result of a build-up of inventory in the BTX Instrument Division. The Company built up finished goods inventory levels in anticipation of substantial orders from Merck Eurolab, a European distributor. As of March 31, 2001 these anticipated orders still had not been received at the level expected as it has taken longer than planned to promote the distribution to the nine divisions of Merck Eurolab situated in various countries in Europe. In addition, the newly signed agreement with Fisher Scientific Company requires the Company to meet delivery schedules, which necessitated increased inventory levels. Also, in order to eliminate backorders, the Company increased safety stock levels, which resulted in a higher overall inventory level. The Company increased its allowance for obsolescence to provide for excess inventory caused by a delay in the anticipated launch in Europe of drug and gene delivery products.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 25th day of February, 2002.

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
which are as of December 19, 2001).

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

Vancouver, Canada,
December 19, 2001

Chartered Accountants

Genetronics Biomedical Corporation
a Delaware corporation

CONSOLIDATED BALANCE SHEETS
[See Note 1 – Nature of Business and Basis of Presentation]

As at March 31	(Expressed in U.S. dollars)

	2001	2000
	$	$

	[restated notes 1, 2, and 11]

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

Commitments [note 13]

Shareholders’ equity [note 11]

Common stock — par value $0.001

Authorized shares: 100,000,000

Issued and outstanding: 33,756,718 at March 31, 2001 and 22,832,324 at March 31, 2000	33,757	22,832

Class A Preferred stock — par value $0.001

Authorized shares: 100,000,000

Issued and outstanding: nil at March 31, 2001 and 2000

Additional paid in capital [note 11]	50,958,547	33,041,861

Special warrants [note 11]	—	11,002,992

Other accumulated comprehensive loss	(100,086)	(100,911)

Deficit	(41,001,930)	(32,135,575)

Total shareholders’ equity	9,890,288	11,831,199

	11,486,266	14,012,304

See accompanying notes

Genetronics Biomedical Corporation

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
[See Note 1 – Nature of Business and Basis of Presentation]

		(Expressed in U.S. dollars)

	Year ended	Year ended	Year ended
	March 31	March 31	March 31
	2001	2000	1999
	$	$	$

REVENUE

Net sales [notes 6 and 16]	4,452,939	4,134,436	3,434,105

License fee and milestone payments [note 6]	3,730,392	416,667	4,500,000

Government grants	101,086	334,901	354,135

Revenues under collaborative research and development arrangements	459,711	191,335	33,048

	8,744,128	5,077,339	8,321,288

EXPENSES

Cost of sales	1,925,118	2,023,899	1,638,635

Research and development [note 19]	5,771,774	6,402,962	8,086,959

Selling, general and administrative [notes 12 and 19]	6,623,328	7,886,159	6,027,751

	14,320,220	16,313,020	15,753,345

Loss from operations	(5,576,092)	(11,235,681)	(7,432,057)

Other Income (expense)

Interest Income	443,629	556,193	300,911

Interest Expense	(20,380)	(24,342)	(19,391)

Foreign exchange loss	(66,453)	—	—

Net loss before cumulative effect of change in accounting policy	(5,219,296)	(10,703,830)	(7,150,537)

Cumulative effect on prior years of change in accounting policy for revenue recognition [note 4]	(3,647,059)	—	—

Net loss	(8,866,355)	(10,703,830)	(7,150,537)

Foreign currency translation gain (loss) adjustment	(1,327)	2,090	(83,294)

Unrealized gain on short-term investments	2,152	—	—

Comprehensive loss	(8,865,530)	(10,701,740)	(7,233,831)

Loss per common share:

Loss before change in accounting principle	(0.19)	(0.48)	(0.35)

Cumulative effect of a change in accounting principle	(0.13)	—	—

Loss per common share — basic and diluted	(0.32)	(0.48)	(0.35)

Pro forma loss assuming the change in accounting principle is applied retroactively	(5,219,296)	(10,468,538)	(11,032,891)

Pro Forma loss per common share-basic and diluted assuming the change in accounting principle is applied retroactively	(0.19)	(0.47)	(0.54)

Weighted average number of common shares	27,648,854	22,107,190	20,272,801

See accompanying notes

Genetronics Biomedical Corporation

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
[See Note 1 – Nature of Business and Basis of Presentation]

				Additional
	Common Stock		Special	Paid-in
	Shares	Amount	Warrants	Capital
	#	$	$	$

		[restated note 11]		[restated note 11]

Balance at March 31, 1998	19,070,130	19,070	—	22,429,876

For cash

Pursuant to private placement (net of issuance costs of $125,947)	2,242,611	2,243	—	5,871,810

Pursuant to exercise of stock options	61,525	61	—	90,362

Pursuant to exercise of warrants	292,000	292	—	830,693

Stock-based compensation	—	—	—	546,700

Unrealized loss on foreign currency translation	—	—	—	—

Net loss	—	—	—	—

Balance at March 31, 1999	21,666,266	21,666	—	29,769,441

For cash

Pursuant to exercise of stock options	988,542	989	—	1,515,250

Pursuant to exercise of Agent’s Special Warrants	151,300	151	—	500,652

Issued for corporate finance services	30,000	30	—	91,860

Issuance of Special Warrants (net of issuance costs of $1,498,742)	—	—	11,063,758	—

Issued pursuant to exercise of Special Warrants	23,000	23	(60,766)	60,743

Cancelled escrow shares [note 11 ]	(26,784)	(27)	—	27

Stock-based compensation	—	—	—	1,103,888

Unrealized gain on foreign currency translation	—	—	—	—

Net loss	—	—	—	—

Balance at March 31, 2000	22,832,324	22,832	11,002,992	33,041,861

For cash

Pursuant to private placement (net of issuance costs of $734,368) [note 11]	6,267,500	6,268	—	4,900,114

Pursuant to exercise of stock options	111,894	112	—	249,220

Pursuant to exercise of warrants [note 11]	180,500	180	—	597,275

Issued for corporate finance services [note 11]	50,000	50	—	44,950

Issued pursuant to exercise of Special Warrants [note 11]	4,164,500	4,165	(11,002,992)	10,998,827

Issued pursuant to license agreement [note 11]	150,000	150	—	900,300

Stock-based compensation				226,000

Unrealized loss on foreign currency translation	—	—	—	—

Unrealized gains on short-term investments	—	—	—	—

Net loss	—	—	—	—

Balance at March 31, 2001	33,756,718	33,757	—	50,958,547

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Other
	Accumulated		Total
	Comprehensive	Accumulated	shareholder’s
	Loss	Deficit	equity
	$	$	$

Balance at March 31, 1998	(19,707)	(14,281,208)	8,148,031

For cash

Pursuant to private placement (net of issuance costs of $125,947)	—	—	5,874,053

Pursuant to exercise of stock options	—	—	90,423

Pursuant to exercise of warrants	—	—	830,985

Stock-based compensation	—	—	546,700

Unrealized loss on foreign currency translation	(83,294)	—	(83,294)

Net loss	—	(7,150,537)	(7,150,537)

Balance at March 31, 1999	(103,001)	(21,431,745)	8,256,361

For cash

Pursuant to exercise of stock options	—	—	1,516,239

Pursuant to exercise of Agent’s Special Warrants	—	—	500,803

Issued for corporate finance services	—	—	91,890

Issuance of Special Warrants (net of issuance costs of $1,498,742)	—	—	11,063,758

Issued pursuant to exercise of Special Warrants	—	—	—

Cancelled escrow shares [note 11 ]	—	—	—

Stock-based compensation	—	—	1,103,888

Unrealized gain on foreign currency translation	2,090	—	2,090

Net loss	—	(10,703,830)	(10,703,830)

Balance at March 31, 2000	(100,911)	(32,135,575)	11,831,199

For cash

Pursuant to private placement (net of issuance costs of $734,368) [note 11]	—	—	4,906,382

Pursuant to exercise of stock options	—	—	249,332

Pursuant to exercise of warrants [note 11]	—	—	597,455

Issued for corporate finance services [note 11]	—	—	45,000

Issued pursuant to exercise of Special Warrants [note 11]	—	—	—

Issued pursuant to license agreement [note 11]	—	—	900,450

Stock-based compensation	—	—	226,000

Unrealized loss on foreign currency translation	(1,327)	—	(1,327)

Unrealized gains on short-term investments	2,152	—	2,152

Net loss	—	(8,866,355)	(8,866,355)

Balance at March 31, 2001	(100,086)	(41,001,930)	9,890,288

See accompanying notes

Genetronics Biomedical Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS
[See Note 1 – Nature of Business and Basis of Presentation]

	(Expressed in U.S. dollars)

	Year ended	Year ended	Year ended
	March 31	March 31	March 31
	2001	2000	1999
	$	$	$

OPERATING ACTIVITIES

Net loss for the year	(8,866,355)	(10,703,830)	(7,150,537)

Items not involving cash:

Depreciation and amortization	655,497	566,358	410,268

Restructuring Charges	(277,451)	288,042	—

Stock-based compensation	226,000	1,103,888	546,700

Provision for (recovery of) uncollectible accounts	(12,888)	43,149	7,472

Provision for inventory obsolescence	108,522	65,620	10,976

Write-down of fixed assets	17,156	—	—

Loss on disposal of fixed assets	—	—	18,986

Write-down of other assets	31,360	—	—

Deferred rent	24,929	408	(14,345)

Deferred revenue	(218,636)	268,665	—

Changes in non-cash working capital items:

Accounts receivable	229,812	(386,951)	(280,393)

Inventories	(253,423)	(21,356)	(271,792)

Prepaid expenses and other	78,024	(133,328)	(1,141)

Accounts payable and accrued expenses	(113,048)	118,599	404,906

Cash used in operating activities	(8,370,501)	(8,790,736)	(6,318,900)

INVESTING ACTIVITIES

Purchase of short-term investments	(2,804,468)	—	—

Purchase of fixed assets	(263,970)	(289,511)	(414,186)

Increase in other assets	(320,587)	(495,581)	(287,771)

Cash used in investing activities	(3,389,025)	(785,092)	(701,957)

FINANCING ACTIVITIES

Payments on obligations under capital leases	(58,334)	(45,892)	(24,016)

Proceeds from issuance of Special Warrants, net of issue costs	—	11,155,648	—

Proceeds from issuance of common shares, net of issue costs	5,798,169	2,017,042	6,795,461

Cash provided by financing activities	5,739,835	13,126,798	6,771,445

Effect of exchange rate changes on cash	(1,327)	2,090	(83,294)

Increase (decrease) in cash and cash equivalents	(6,021,018)	3,553,060	(332,706)

Cash and cash equivalents, beginning of year	9,742,344	6,189,284	6,521,990

Cash and cash equivalents, end of year	3,721,326	9,742,344	6,189,284

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

The Company incurred a net loss of $4,394,367 for the six months ended September 30, 2001 and has an accumulated deficit of $45,396,297 at September 30, 2001. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In October 2001, the Company reduced its operating expenses through a reorganization of its operations by reducing its headcount by approximately 20%. As the reduction of the headcount alone will not prevent future operating losses, the Company is aggressively seeking further funding in order to satisfy its projected cash needs for at least the next twelve months. The Company will continue to rely on outside sources of financing to meet its capital needs beyond next year. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flows. If the Company is not able to secure additional funding, it will be required to further scale back its research and development programs, preclinical studies and clinical trials, and selling, general, and administrative activities and may not be able to continue in business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue in business.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) and replacement cost for raw materials and net realizable value for finished goods and work in process. Cost includes materials, direct labor and applicable overhead. The Company records an inventory provision for any excess parts related to the BTX Instrument Division and Drug and Gene Delivery Division products and any obsolete products that have been discontinued.

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

2. ACCOUNTING POLICIES (cont’d.)

Long-Lived Assets

In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the future discounted cash flows associated with the use of the asset to determine fair value. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future discounted cash flows to be received from the long-lived assets will exceed the assets carrying value, and accordingly, the Company has not recognized any impairment losses through March 31, 2001.

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

Advertising costs

Advertising costs are expensed as incurred. Advertising expense for the year ended March 31, 2001 was $198,329 [2000 — $225,035; 1999 — $173,600].

Government grants

The Company receives non-refundable grants under available government programs. Government grants towards current expenditures are recorded as revenue when there is reasonable assurance that the Company has complied with all conditions necessary to receive the grants, collectibility is reasonably assured and as the expenditures are incurred.

Revenue recognition

Sales are recognized upon delivery of products to its customers if a signed contract exists, the sales price is fixed and determinable, collection of the resulting receivables is reasonably assured and any uncertainties with regard to customer acceptance are insignificant. Sales are recorded net of discounts. The Company’s sales to customers and end users do not contain any customer acceptance and/or price protection provisions. All sales to customers are final and therefore revenues are recognized at the time of delivery, except when the contract includes a right of return clause. To the extent there is a right of return clause, sales are recognized once the right of return has expired or the product has been sold to the end customer.

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

2.     ACCOUNTING POLICIES (cont’d.)

A provision for the estimated warranty expense is established by a charge against operations at the time the product is sold.

The Company has adopted a strategy of co-developing or licensing our gene delivery technology for specific genes or specific medical indications. Accordingly, the Company has entered into collaborative research and development agreements and has received funding for pre-clinical research and clinical trials. Payments under these agreements, which are non-refundable, are recorded as revenue as the related research expenditures are incurred pursuant to the terms of the agreement and provided collectibility is reasonably assured.

License fees comprise initial fees and milestone payments derived from collaborative licensing arrangements. Non-refundable milestone payments are recognized upon the achievement of specified milestones when the Company has earned the milestone payment, the milestone payment is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement.

Prior to the adoption of SAB 101, the Company initially recognized up-front non-refundable payments as revenue upon receipt, as these fees were non-refundable and the Company had transferred the technology and product rights upon the contract’s inception and incurred costs in excess of the up-front fees prior to the initiation of each arrangement. Upon the adoption of SAB 101, up-front non-refundable payments received which require the ongoing involvement of the Company are deferred and amortized into income on a straight-line basis over the term of the relevant license or related underlying product development period.

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

2.     ACCOUNTING POLICIES (cont’d.)

Stock based compensation

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB25) and related interpretations, in accounting for its employee stock options. Under APB25, because the exercise price of the Company’s options for common shares granted to employees is not less than the fair market value of the underlying stock on the date of grant, no compensation expense has been recognized. Options awarded to non-employees, including consultants, are recorded at fair values using Black Scholes option pricing model based on the vesting terms of the options.

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 141, "Business Combinations" and No. 142 Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and provides guidance on the initial recognition and measurement of goodwill and other intangible assets. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company does not believe that the adoption of SFAS 141 and SFAS 142 will have a significant effect on its financial statements.

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

The Company has received cumulative up-front payments of approximately $4,000,000 through April 1, 2000. In accordance with SAB 101, the Company is required to record these fees over the life of the arrangement, which was terminated in the year ended March 31, 2001 (see note 6). As a result of this change, revenues in the year ended March 31, 2001 have increased by $3,647,059 and the cumulative effect of this change in accounting principle is a charge of $3,647,059 to net loss in the year ended March 31, 2001.

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

5. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents include approximately $3,018,819 [2000 — $9,100,768] of commercial papers and term deposits with an average interest rate of 5.44% at March 31, 2001 [2000 — 6.08%]. In addition, cash equivalents include amounts denominated in Canadian dollars aggregating $374,955 (Cdn $591,038) [2000 - $71,119 (Cdn $103,876)].

Short-term investments comprise mainly commercial paper and term deposits with an average interest rate of 5.39% at March 31, 2001 and maturities to June 15, 2001.

6.     MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company relies on distributors for the sale of its products. For the year ended March 31, 2001, approximately 39% of sales were through one distributor [2000 — 28%; 1999 — 24%]. As at March 31, 2001, $316,356 is due from two distributors which is included in accounts receivable [2000 — $597,330].

Credit is extended based on an evaluation of a customer’s financial condition and generally collateral is not required. To date, credit losses have not been significant.

By an exclusive license and development agreement dated October 2, 1998, the Company had granted the rights to its drug delivery technology to make, use and sell oncology products as defined in the agreement. The agreement was to expire at the expiration of certain patent rights covering the technology in 2016. Pursuant to the agreement, during the year ended March 31, 2001, and after giving effect to the change in the Company’s revenue recognition policy, the Company recognized license fee and milestone payments from the licensee in the amount of $3,730,392. Prior to the changes in accounting policy adopted in 2001, the Company recognized fees from this arrangement of $416,667 in fiscal 2000 and $4,500,000 in fiscal 1999. On July 26, 2000, the Company received notice that the licensee had elected to exercise its discretionary right to terminate, without cause, the license agreement. The agreement provided for a termination notice of 180 days; accordingly, the effective termination date was January 22, 2001, at which time the unamortized portion of the up-front license fee was recorded into income. All rights previously granted to the licensee were returned to the Company.

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

During the year ended March 31, 2001, the Company wrote off $17,156 of fixed assets that had no future value [2000 — $nil; 1999 — $nil].

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

9. OTHER ASSETS

	2001	2000
	$	$

Patent costs, net	1,471,590	1,350,174

License costs, net	834,792	—

Other	26,444	33,460

	2,332,826	1,383,634

Patent costs are net of accumulated amortization of $465,358 at March 31, 2001 [2000 — $298,267]. License costs are net of accumulated amortization of $65,658 at March 31, 2001 [2000 — $nil].

The Company has two primary groups of patents (Group 1 and Group 2), which are being amortized over a period of 8 years and 17 years, respectively. The patent balance, net of accumulated amortization, of Group 1 totaled $925,134 at March 31, 2001 [March 31, 2000 — $756,434]. The patent balance, net of accumulated amortization, of Group 2 totaled $546,456 at March 31, 2001 [March 31, 2000 - $593,740]. License costs, net of accumulated amortization, totaled $834,792 at March 31, 2001 [March 31, 2000 — $nil] and are being amortized over a period of 8 years.

During the year ended March 31, 2001, the Company wrote off patent costs of $31,360 with respect to patents not directly related to the Company’s current focus [2000 — $nil; 1999 — $nil].

10.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2001	2000
	$	$

Trade accounts payable	907,584	875,646

Accrued compensation [note 12]	347,277	717,416

Customer deposits	4,192	115,264

Accrued expenses	134,532	75,758

	1,393,585	1,784,084

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

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

On September 15, 2000, the Company entered into an exclusive license agreement with the University of South Florida Research Foundation, Inc. (“USF”), whereby USF granted the Company an exclusive, worldwide license to USF’s rights in patents and patent applications generally related to needle electrodes (“License Agreement”). These electrodes were jointly developed by the Company and USF. Pursuant to the License Agreement, the Company granted USF and its designees warrants to acquire 600,000 common shares for $2.25 per share until September 14, 2010. Of the total warrants granted, 300,000 vest at the date of grant and the remainder will vest upon the achievement of certain milestones. The 300,000 non-forfeitable vested warrants were valued at $553,950 using the Black-Scholes pricing model and were recorded as other assets with a credit to additional paid in capital. The remaining 300,000 warrants are forfeitable and will be valued at the fair value on the date of vesting using the Black-Sholes pricing model.

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

11. SHARE CAPITAL (cont’d.)

Special Warrants

Pursuant to an Agency Agreement dated June 16, 1999, the Company issued 4,187,500 Special Warrants at $3.00 each for total consideration of $12,562,500 before deducting the agent’s commission and other costs of $1,498,742 and other issue costs. Each Special Warrant entitles the holder to receive, at no additional cost, one common share of the Company. During the year ended March 31, 2001, the Company issued 4,164,500 [2000 — 23,000] common shares pursuant to the exercise and conversion of these Special Warrants.

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

In connection with the issuance of 4,187,500 Special Warrants pursuant to an agency agreement dated June 16, 1999, the Company issued to the Agent’s nominee for no additional consideration, 30,000 common shares and 418,750 Special Warrants exercisable, for no additional consideration, into 418,750 share purchase warrants, which were exercisable into 418,750 common shares at a price of $3.31 per share on or before June 16, 2000. During the year ended March 31, 2001, the Company issued 180,500 [2000 — 151,300] common shares pursuant to the exercise of 180,500 [2000 — 151,300] of these share purchase warrants. The unexercised balance of 86,950 share purchase warrants expired.

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

During the year ended March 31, 2000, the Company amended the terms of certain stock options to former officers of the Company pursuant to the agreements in note 12, by accelerating the remaining vesting period of 200,000 stock options at an exercise price of $2.95 from 25% each year to 100% immediately and extending the expiration date of the 200,000 options and 413,325 vested options. As a result additional stock-based compensation was recorded in the fiscal year ended March 31, 2000 of $697,924 at a weighted average fair value of $1.14 which was estimated by using the Black Sholes Pricing Model.

The following table summarizes the stock options outstanding at March 31, 2001:

	Options outstanding			Options exercisable

	Number of			Number of
	options	Weighted	Weighted	options	Weighted
Range of	outstanding	average	average	exercisable	average
exercise	at March 31,	remaining	exercise	at March 31,	exercise
prices	2001	contractual life	price	2001	price
$	#	(years)	$	#	$

0.84 - 1.25	952,250	8.33 years	1.09	520,375	1.05

1.31 - 1.50	886,000	6.17 years	1.37	717,600	1.37

1.66 - 2.55	1,050,250	5.29 years	2.18	912,374	2.21

2.65 - 3.75	2,041,200	5.26 years	2.96	1,738,271	2.95

4.00 - 5.50	530,000	8.42 years	4.34	306,000	4.26

	5,459,700	6.25 years	2.36	4,194,620	2.38

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

11. SHARE CAPITAL (cont’d.)

Stock option transactions for the year and the number of stock options outstanding are summarized as follows:

	No. of common	Weighted average
	shares issuable	exercise price
	#	$

Balance, March 31, 1998	3,067,050	1.90

Options granted	1,783,736	2.84

Options exercised	(61,525)	1.47

Options forfeited	(135,125)	2.39

Balance, March 31, 1999	4,654,136	2.24

Options granted	1,048,200	3.57

Options exercised	(988,542)	1.53

Options forfeited	(198,250)	2.71

Balance, March 31, 2000	4,515,544	2.63

Options granted	1,537,000	1.43

Options exercised	(111,894)	2.23

Options forfeited	(480,950)	2.56

Balance, March 31, 2001	5,459,700	2.36

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

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation (SFAS123), which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions for the year ended March 31, 2001: risk free interest rate of 5.6% [2000 — 6.1%; 1999 — 5.2%]; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 0.75 [2000 — 0.62; 1999 — 0.68]; and a weighted average expected life of the options of 9 years [2000 — 5; 1999 — 71/2].

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

11.     SHARE CAPITAL (cont’d.)

The weighted-average fair value of options granted during the year ended March 31, 2001 which were granted at fair market value on the date of grant was $1.51 [2000 — $2.56; 1999 — $3.19].

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

12. RESTRUCTURING CHARGES

During the year ended March 31, 2000, the Company undertook a review of its operating structure to identify opportunities to improve operating effectiveness. As a result of this review, certain staffing changes occurred and in December 1999, the Company entered into termination agreements with two of its senior executives. In accordance with the staffing changes and the terms of the termination agreements, the Company has accrued and recorded severance costs and certain benefits amounting to $597,183 for the year ended March 31, 2000. As at March 31, 2001, $10,591 [2000 — $288,042] was included in accounts payable and accrued expenses relating to these restructuring charges.

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

13. COMMITMENTS (cont’d.)

[b] The Company leases certain office equipment under capital lease arrangements. At March 31, 2001 future minimum lease payments under non-cancellable capital leases are as follows:

$

2002	82,889

2003	34,495

2004	19,841

Total minimum lease payments	137,225
Amounts representing interest (approximately 17%)	(19,762)

Present value of future minimum lease payments	117,463
Less: current portion of capital lease obligations	(68,931)

Long-term portion of capital leases	48,532

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

14.     INCOME TAXES (cont’d.)

The reconciliation of income tax attributable to operations computed at the statutory tax rates to income tax expense (recovery), using a 45.62% statutory tax rate, at March 31, is:

	2001	2000
	$	$

Income taxes at statutory rates	(3,942,000)	(4,379,000)

Foreign rate differential	146,000	300,000

Losses not recognized (California)	525,000	145,000

Change in valuation allowance	3,142,000	3,817,000

Other	129,000	117,000

	—	—

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

15. PENSION PLAN

In 1995, the U.S. subsidiary adopted a 401 (k) Profit Sharing Plan covering substantially all of its employees in the United States. The defined contribution plan allows the employees to contribute a percentage of their compensation each year. The Company currently matches 50% of the employees contribution, up to 6% of annual compensation which is recorded as expense in the accompanying consolidated statements of loss as incurred. The Company’s contributions are invested in common shares of the Company which are included in the calculation of loss per common share for the years presented. The pension expense for the year ended March 31, 2001 was $60,761 [2000 — $87,104; 1999 — $66,297].

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

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

16. SEGMENTED INFORMATION (cont’d.)

	BTX	Drug and Gene
	Instrument	Delivery	Reconciling
	Division	Division	Items	Total
	$	$	$	$

Year ended March 31, 2001

Reportable segment net sales	4,452,939	—	—	4,452,939

Other reportable segment revenue	—	4,291,189	—	4,291,189

Total revenue	4,452,939	4,291,189	—	8,744,128

Reportable segment cost of sales	(1,925,118)	—	—	(1,925,118)

Reportable segment research and development expenses	(625,819)	(5,810,558)	—	(6,436,377)

Reportable segment selling, general and administrative expenses	(1,231,099)	—	(4,727,626)	(5,958,725)

Interest income	—	—	443,629	443,629

Interest expense	—	—	(20,380)	(20,380)

Foreign exchange loss	—	—	(66,453)	(66,453)

Net income (loss) before cumulative effect of change in accounting policy	670,903	(1,519,369)	(4,370,830)	(5,219,296)

Cumulative effect of change in accounting policy	—	(3,647,059)	—	(3,647,059)

Net income (loss)	670,903	(5,166,428)	(4,370,830)	(8,866,355)

	BTX	Drug and Gene
	Instrument	Delivery	Reconciling
	Division	Division	Items	Total
	$	$	$	$
Year ended March 31, 2000

Reportable segment net sales	3,827,537	306,899	—	4,134,436

Other reportable segment revenue	—	942,903	—	942,903

Total revenue	3,827,537	1,249,802	—	5,077,339

Reportable segment cost of sales	(1,781,972)	(241,927)	—	(2,023,899)

Restructuring charges	(19,729)	(577,454)	—	(597,183)

Reportable segment research and development expenses	(473,132)	(6,504,088)	—	(6,977,220)

Reportable segment selling, general and administrative expenses	(1,220,047)	—	(5,494,671)	(6,714,718)

Interest income	—	—	556,193	556,193

Interest expense	—	—	(24,342)	(24,342)

Net income (loss)	332,657	(6,073,667)	(4,962,820)	(10,703,830)

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

16. SEGMENTED INFORMATION (cont’d.)

	BTX	Drug and Gene
	Instrument	Delivery	Reconciling
	Division	Division	Items	Total
	$	$	$	$

Year ended March 31, 1999

Reportable segment net sales	3,434,105	—	—	3,434,105

Other reportable segment revenue	—	4,887,183	—	4,887,183

Total revenue	3,434,105	4,887,183	—	8,321,288

Reportable segment cost of sales	(1,638,635)	—	—	(1,638,635)

Reportable segment research and development expenses	(341,433)	(7,745,526)	—	(8,086,959)

Reportable segment selling, general and administrative expenses	(1,087,651)	—	(4,940,100)	(6,027,751)

Interest income	—	—	300,911	300,911

Interest expense	—	—	(19,391)	(19,391)

Net income (loss)	366,386	(2,858,343)	(4,658,580)	(7,150,537)

During the year ended March 31, 2001, 35% of the Company’s net sales were from sales into non-U.S. countries [2000 — 30%; 1999 — 37%].

Net sales of the Company by customer location were as follows:

	Year ended	Year ended	Year ended
	March 31	March 31	March 31
	2001	2000	1999
	$	$	$

United States	2,890,875	2,905,065	2,174,364

Australia	36,096	34,114	15,933

Canada	19,966	42,991	35,565

Europe	742,227	463,966	466,585

East Asia	683,379	621,670	557,064

Other	80,396	66,630	184,594

Total	4,452,939	4,134,436	3,434,105

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

17. RELATED PARTY TRANSACTIONS

[a] The payments to parties not at arm’s length include the following:

•	legal services provided by a law firm where one of the partners is a director of the Company

•	accounting and administration services provided by a company where the principal is a director of the Company

•	rent and administration fees paid to a company where one of the principals was an officer of the Company’s French subsidiary, as follows:

	Year ended	Year ended	Year ended
	March 31	March 31	March 31
	2001	2000	1999
	$	$	$

Legal services	239,225	161,042	93,778

Accounting and administration	28,780	29,055	26,735

Rent and administration	—	32,600	114,900

[b] Included in accounts payable and accrued expenses are the following amounts owed to the parties identified in note 17[a] which are payable under normal trade terms:

	2001	2000
	$	$

Legal services and accounting and administration	66,916	6,130

[c] Total expenses paid to the parties identified in note 17[a] and included in share issue costs were $95,263 [2000 — $129,300; 1999 - $18,573] for the year ended March 31, 2001. All transactions are recorded at their exchange amounts.

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

19. COMPARATIVE FIGURES

Certain of the comparative figures have been restated to conform with the presentation adopted in the current year.

20. SUBSEQUENT EVENTS

[i] Pursuant to the terms of an employment agreement, an executive officer who was terminated subsequent to March 31, 2001 is entitled to additional remuneration of one year’s salary which amounts to approximately $230,000 to be paid in bi-weekly installments.

[ii] In November 2001, the Company entered into a non-exclusive license agreement with Valentis to use its MedPulser® System in the development of its Genemedicine™ products. The Company will receive an insignificant upfront payment in the first quarter of 2002 and payments upon the achievement of specified milestones in the form of cash and stock of Valentis as well as a supply agreement between the two companies. The agreement expires in 2018.