Form 10-K405/A
period 2001-03-31
GENETRONICS BIOMEDICAL CORP
filed 2002-03-12
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 3 to Form 10-K

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

EXPLANATORY NOTE

         This Amendment No. 3 on Form 10-K/A is filed by Genetronics Biomedical Corporation (formerly known as Genetronics Biomedical Ltd.) as an amendment to its Annual Report on Form 10-K for the fiscal year ended March 31, 2001 to amend and restate in their entirety Items 1, 6, 7, and the financial statements included in Item 14 (a) (including the notes thereto), so that such sections are presented in accordance with the generally accepted accounting principles in the United States. Such sections had been previously presented in accordance with the generally accepted accounting principles in Canada. Unless otherwise noted or indicated by context, all statements in this Amendment are made as of March 31, 2001.

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

CERTAIN RISK FACTORS RELATED TO THE COMPANY’S BUSINESS

OUR BUSINESS MODEL MAY CHANGE AS OUR PRIORITIES AND OPPORTUNITIES CHANGE AND OUR BUSINESS MAY NEVER DEVELOP TO BE PROFITABLE OR SUSTAINABLE.

There are many programs that to us seem promising and that we could pursue. However, with limited resources, we may decide to change priorities and shift programs away from those that we had been pursuing, for the purpose of exploiting other aspects of our core technology of electroporation. The choices we may make will be dependent upon numerous factors, which we cannot predict. We cannot assure you that our business model, as it currently exists or as it may evolve, will enable us to become profitable or to sustain operations. Our auditor has included in their report on the financial statements for the nine months ended December 31, 2001, an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses which include advertising, promotion and selling expenses, decreased by $1,262,831, or 16%, from $7,886,159 for the twelve months ended March 31, 2000 to $6,623,328 for the twelve months ended March 31, 2001. While selling expenses for the year ended March 31, 2001 remained relatively constant compared to the previous year, general and administrative expenses decreased significantly. The decrease was primarily due to an approximately $900,000 reduction of stock based compensation expense incurred by the Company from March 31, 2000 to March 31, 2001 as a result of the Company’s decision to reduce the grant of stock options to consultants. Also, for the twelve months ended March 31, 2000, the Company recorded $597,183 of restructuring charges, whereas for the year ended March 31, 2001, the Company did not incur any restructuring charges.

RESEARCH AND DEVELOPMENT/CLINICAL TRIALS

Research and development costs decreased by $631,188, or 10%, from $6,402,962 for the twelve months ended March 31, 2000 to $5,771,774 for the twelve months ended March 31, 2001.

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

The BTX Instrument Division reported a net income in the amount of $670,903 for the twelve months ended March 31, 2001 compared to a net income in the amount of $352,385 for the twelve months ended March 31, 2000. The $318,518 increase was attributable to the 16.5% increase in net sales, which more than offset the higher operating expenses.

The Drug and Gene Delivery Division reported a net loss in the amount of $4,501,825 for the twelve months ended March 31, 2001 compared to a net loss in the amount of $4,921,954 for the twelve months ended March 31, 2000, a decrease of $420,129. The decrease is a result of lower operating expenditures in the year ended March 31, 2001.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, which include advertising, promotion and selling expenses, increased by $1,858,408, or 31%, from $6,027,751 for the twelve months ended March 31, 1999 to $7,886,159 for the twelve months ended March 31, 2000. The increase was partially due to higher sales and marketing expenses in our BTX Instrument Division, partially as a result of efforts to increase product sales and promote the newly introduced ECM 630. General and administrative expenses for the year ended March 31, 2000 increased due to higher stock based compensation expenses.

Also, in the summer of 1999 we undertook a review of our operating structure to identify opportunities to improve operating effectiveness. As a result of this review, certain staffing changes occurred. We also announced that our employment of two senior executives ended in September 1999. In December 1999, we entered into an Agreement for Termination of Employment with each of the two senior executives. In accordance with the staffing changes and the terms of the Termination of Employment Agreements, we recorded restructuring charges of $597,183 for the twelve months ended March 31, 2000. We paid $309,141 of the restructuring charges in the fiscal year ended March 31, 2000 and $277,451 in the fiscal year ended March 31, 2001.

RESEARCH AND DEVELOPMENT/CLINICAL TRIALS

Research and development costs decreased by $1,683,997, or 21%, from $8,086,959 for the twelve months ended March 31, 1999 to $6,402,962 for the twelve months ended March 31, 2000.

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

Our BTX Instrument Division reported a net income in the amount of $352,385 for the twelve months ended March 31, 2000 compared to a net income in the amount of $366,386 for the twelve months ended March 31, 1999. The lower net income for the year ended March 31, 2000 was attributable to the higher engineering expenses to upgrade certain BTX instrument products and the increase in sales and marketing expenses. The higher operating expenses more than offset the higher gross profit for the year.

The Drug and Gene Delivery Division reported a net loss in the amount of $4,921,954 for the twelve months ended March 31, 2000 compared to a net loss in the amount of $2,858,343 for the twelve months ended March 31, 1999, an increase of $2,063,611. The increase in net loss was a result of the one-time $4,000,000 up-front licensing fee received in the twelve months ended March 31, 1999 from Ethicon as part of the License and Development Agreement. Not including the one-time licensing fee, the net loss for the year ended March 31, 2000 decreased by approximately $1,936,000, primarily as a result of the lower research and development expenses.

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

Our long term capital requirements will depend on numerous factors including:

—The progress and magnitude of the research and development programs, including preclinical and clinical trials;

—The time involved in obtaining regulatory approvals;

—The cost involved in filing and maintaining patent claims;

—Competitor and market conditions;

—Our ability to establish and maintain collaborative arrangements;

—Our ability to obtain grants to finance research and development projects; and

—The cost of manufacturing scale-up and the cost of commercialization activities and arrangements

Our ability to generate substantial funding to continue research and development activities, preclinical and clinical studies and clinical trials and manufacturing, scale-up, and selling, general, and administrative activities is subject to a number of risks and uncertainties and will depend on numerous factors including:

—Our ability to raise funds in the future through public or private financings, collaborative arrangements, grant awards or from other sources;

—The potential for our company to obtain equity investments, collaborative arrangements, license agreements or development or other funding programs in exchange for manufacturing, marketing, distribution or other rights to products developed by our company; and

—Our ability to maintain our existing collaborative arrangements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 12th day of March, 2002.

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

See accompanying notes

Genetronics Biomedical Corporation

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
[See Note 1 – Nature of Business and Basis of Presentation]

		(Expressed in U.S. dollars)

	Year ended	Year ended	Year ended
	March 31	March 31	March 31
	2001	2000	1999
	$	$	$

REVENUE

Net sales [notes 6 and 16]	4,452,939	4,134,436	3,434,105

License fee and milestone payments [note 6]	3,730,392	416,667	4,500,000

Government grants	101,086	334,901	354,135

Revenues under collaborative research and development arrangements	459,711	191,335	33,048

	8,744,128	5,077,339	8,321,288

EXPENSES

Cost of sales	1,925,118	2,023,899	1,638,635

Research and development [note 19]	5,771,774	6,402,962	8,086,959

Selling, general and administrative [notes 12 and 19]	6,623,328	7,886,159	6,027,751

	14,320,220	16,313,020	15,753,345

Loss from operations	(5,576,092)	(11,235,681)	(7,432,057)

Other Income (expense)

Interest Income	443,629	556,193	300,911

Interest Expense	(20,380)	(24,342)	(19,391)

Foreign exchange loss	(66,453)	—	—

Net loss before cumulative effect of change in accounting policy	(5,219,296)	(10,703,830)	(7,150,537)

Cumulative effect on prior years of change in accounting policy for revenue recognition [note 4]	(3,647,059)	—	—

Net loss	(8,866,355)	(10,703,830)	(7,150,537)

Foreign currency translation gain (loss) adjustment	(1,327)	2,090	(83,294)

Unrealized gain on short-term investments	2,152	—	—

Comprehensive loss	(8,865,530)	(10,701,740)	(7,233,831)

Loss per common share:

Loss before change in accounting principle	(0.19)	(0.48)	(0.35)

Cumulative effect of a change in accounting principle	(0.13)	—	—

Loss per common share — basic and diluted	(0.32)	(0.48)	(0.35)

Pro forma loss assuming the change in accounting principle is applied retroactively	(5,219,296)	(10,468,536)	(11,032,891)

Pro Forma loss per common share-basic and diluted assuming the change in accounting principle is applied retroactively	(0.19)	(0.47)	(0.54)

Weighted average number of common shares	27,648,854	22,107,190	20,272,801

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

License fees comprise initial fees and milestone payments derived from collaborative licensing arrangements. Non-refundable milestone payments are recognized upon (i) the achievement of specified milestones when the Company has earned the milestone payment, and (ii) the milestone payment is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement. The Company defers payments for milestone events which are reasonably assured and recognizes them ratably over the minimum remaining period of the Company's performance obligations. Payments for milestones which are not reasonably assured are treated as the culmination of a separate earnings process and are recognized as revenue when the milestones are achieved.

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

The Company accounts for options granted to non-employees in accordance with EITF 96-18 and FAS 123. The fair value of these options at the measurement dates was estimated using the Black-Scholes pricing model. The weighted-average fair value of the options granted to non-employees for the years ended March 31, 1999, 2000 and 2001 was $1.60, $1.41, and $1.35, respectively.

During the year ended March 31, 2000, the Company amended the terms of certain stock options to former officers of the Company pursuant to the agreements in note 12, by accelerating the remaining vesting period of 200,000 stock options at an exercise price of $2.95 from 25% each year to 100% immediately and extending the expiration date of the 200,000 options and 413,325 vested options. As a result additional stock-based compensation was recorded in the fiscal year ended March 31, 2000 of $697,924 at a weighted average fair value of $1.14.

Total stock-based compensation for options granted to non-employees for the years ended March 31, 1999, 2000 and 2001 was $546,700, $1,103,888 and $226,000, respectively.

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

15. PENSION PLAN

In 1995, the U.S. subsidiary adopted a 401 (k) Profit Sharing Plan covering substantially all of its employees in the United States. The defined contribution plan allows the employees to contribute a percentage of their compensation each year. The Company currently matches 50% of each employee’s contribution, up to 6% of annual compensation which is recorded as expense in the accompanying consolidated statements of loss as incurred. The Company’s contributions are invested in common shares of the Company which are included in the calculation of loss per common share for the years presented. The pension expense for the year ended March 31, 2001 was $60,761 [2000 — $87,104; 1999 — $66,297].

16.     SEGMENTED INFORMATION

The Company’s reportable business segments include the BTX Instrument Division and the Drug and Gene Delivery Division. The Company evaluates performance based on many factors including net results from operations before certain unallocated costs. While the Company allocates selling expenses to its reportable segments, it does not allocate interest income and expenses and general and administrative costs, such as for corporate overhead, to its reportable segments. In addition, total assets are not allocated to each segment.

The accounting policies of the segments are the same as those described in note 2.

Substantially all of the Company’s assets and operations are located in the United States and predominantly all revenues are generated, based on the location of origin, in the United States.

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

16. SEGMENTED INFORMATION (cont’d.)

	BTX	Drug and Gene
	Instrument	Delivery	Reconciling
	Division	Division	Items	Total
	$	$	$	$

Year ended March 31, 2001

Reportable segment net sales	4,452,939	—	—	4,452,939

Other reportable segment revenue	—	4,291,189	—	4,291,189

Total revenue	4,452,939	4,291,189	—	8,744,128

Reportable segment cost of sales	(1,925,118)	—	—	(1,925,118)

Reportable segment research and development expenses	(625,819)	(5,145,955)	—	(5,771,774)

Reportable segment selling, general and administrative expenses	(1,231,099)	—	(5,392,229)	(6,623,328)

Interest income	—	—	443,629	443,629

Interest expense	—	—	(20,380)	(20,380)

Foreign exchange loss	—	—	(66,453)	(66,453)

Net income (loss) before cumulative effect of change in accounting policy	670,903	(854,766)	(5,035,433)	(5,219,296)

Cumulative effect of change in accounting policy	—	(3,647,059)	—	(3,647,059)

Net income (loss)	670,903	(4,501,825)	(5,035,433)	(8,866,355)

	BTX	Drug and Gene
	Instrument	Delivery	Reconciling
	Division	Division	Items	Total
	$	$	$	$
Year ended March 31, 2000

Reportable segment net sales	3,827,537	306,899	—	4,134,436

Other reportable segment revenue	—	942,903	—	942,903

Total revenue	3,827,537	1,249,802	—	5,077,339

Reportable segment cost of sales	(1,781,972)	(241,927)	—	(2,023,899)

Reportable segment research and development expenses	(473,132)	(5,929,829)	—	(6,402,962)

Reportable segment selling, general and administrative expenses	(1,220,047)	—	(6,666,112)	(7,886,159)

Interest income	—	—	556,193	556,193

Interest expense	—	—	(24,342)	(24,342)

Net income (loss)	352,385	(4,921,954)	(6,134,261)	(10,703,830)

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

16. SEGMENTED INFORMATION (cont’d.)

	BTX	Drug and Gene
	Instrument	Delivery	Reconciling
	Division	Division	Items	Total
	$	$	$	$

Year ended March 31, 1999

Reportable segment net sales	3,434,105	—	—	3,434,105

Other reportable segment revenue	—	4,887,183	—	4,887,183

Total revenue	3,434,105	4,887,183	—	8,321,288

Reportable segment cost of sales	(1,638,635)	—	—	(1,638,635)

Reportable segment research and development expenses	(341,433)	(7,745,526)	—	(8,086,959)

Reportable segment selling, general and administrative expenses	(1,087,651)	—	(4,940,100)	(6,027,751)

Interest income	—	—	300,911	300,911

Interest expense	—	—	(19,391)	(19,391)

Net income (loss)	366,386	(2,858,343)	(4,658,580)	(7,150,537)

During the year ended March 31, 2001, 35% of the Company’s net sales were from sales into non-U.S. countries [2000 — 30%; 1999 — 37%].

Net sales of the Company by customer location were as follows:

	Year ended	Year ended	Year ended
	March 31	March 31	March 31
	2001	2000	1999
	$	$	$

United States	2,890,875	2,905,065	2,174,364

Australia	36,096	34,114	15,933

Canada	19,966	42,991	35,565

Europe	742,227	463,966	466,585

East Asia	683,379	621,670	557,064

Other	80,396	66,630	184,594

Total	4,452,939	4,134,436	3,434,105

Genetronics Biomedical Corporation

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2001	(Expressed in U.S. dollars)

17. RELATED PARTY TRANSACTIONS

[a] The payments to parties not at arm’s length include the following:

•	legal services provided by a law firm where one of the partners is a director of the Company

•	accounting and administration services provided by a company where the principal is a director of the Company

•	rent and administration fees paid to a company where one of the principals was an officer of the Company’s French subsidiary, as follows:

	Year ended	Year ended	Year ended
	March 31	March 31	March 31
	2001	2000	1999
	$	$	$

Legal services	239,225	161,042	93,778

Accounting and administration	28,780	29,055	26,735

Rent and administration	—	32,600	114,900

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