Form 10-K
period 2001-12-31
GENETRONICS BIOMEDICAL CORP
filed 2002-04-01
CIK 1055726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM APRIL 1, 2001 TO DECEMBER 31, 2001

COMMISSION FILE NO. 0-29608
GENETRONICS BIOMEDICAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	33-0969592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11199 SORRENTO VALLEY ROAD SAN DIEGO, CALIFORNIA	92121-1334 (Zip Code)
(Address of principal executive offices)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (858)597-6006

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK, $0.001 PAR VALUE

(Title of Class)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 34,860,167 as of March 20, 2002. The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Company as of March 20, 2002 was approximately $18,520,491 based on $0.54, the closing price on that date of Common Stock on the American Stock Exchange. *

*	Excludes 562,961 shares of Common Stock held by directors and officers, and shareholders whose beneficial ownership exceeds 10% of the shares outstanding on March 20, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Company, or that such person is controlled by or under common control with the Company.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement issued in connection with the Annual Meeting of Stockholders of the Registrant to be held on or about April 29, 2002, are incorporated herein by sequence into Part III. Certain exhibits filed with the Registrant’s prior filings with the SEC are incorporated herein by reference into Part IV of this report.

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONTAINING THE WORDS “BELIEVES,” “ANTICIPATES,” “EXPECTS,” “ESTIMATES” AND WORDS OF SIMILAR MEANING. THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT’S OPINIONS ONLY AS OF THE DATE OF THIS REPORT, AS A RESULT OF SUCH RISKS AND UNCERTAINTIES. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE FOUND IN THIS ANNUAL REPORT ON FORM 10-K IN PART I, ITEM 1 UNDER THE CAPTION “CERTAIN RISK FACTORS RELATED TO THE COMPANY’S BUSINESS,” IN PART II, ITEM 7 UNDER THE CAPTION “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND ADDITIONAL FACTORS DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT AND IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ITS QUARTERLY REPORTS ON FORM 10-Q. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.

     PLEASE NOTE THAT UNLESS OTHERWISE INDICATED, ALL REFERENCE TO MONEY IS STATED IN UNITED STATES DOLLARS.

     On March 20, 2002, the Interbank rate of exchange for converting Canadian dollars into United States dollars equalled 1.5848 Canadian dollars for one (1) United States dollar. The following table presents a history of the exchange rates of Canadian dollars into one (1) United States dollar for the five most recent fiscal years of our company.

	Nine Months	Twelve Months	Twelve Months	Twelve Months	Thirteen Months
	Ended	Ended	Ended	Ended	Ended
Fiscal Periods Ended	December 31, 2001	March 31, 2001	March 31, 2000	March 31, 1999	March 31, 1998

Period End	1.5911	1.5767	1.4494	1.5104	1.4218
Average	1.5560	1.5038	1.4661	1.5031	1.3994
Period’s High	1.6058	1.5791	1.4878	1.5845	1.4686
Period’s Low	1.5065	1.4470	1.4524	1.4144	1.3594

PART I

ITEM 1. BUSINESS

OVERVIEW

     We are a San Diego-based biotechnology company developing drug and gene delivery systems that uses Electroporation Therapy (EPT) to deliver drugs and genes into cells. EPT is the application of brief, pulsed electric fields to cells, which causes tiny pores to temporarily open in the cell membrane. Immediately after EPT, the cell membrane is more permeable to drugs and genes. One of the major difficulties in many forms of drug or gene therapy is that the drug or gene is often not able to penetrate the relatively impermeable walls of cells. The pores produced by EPT permit entry of such agents into cells to a much greater extent than if the drug or gene was administered without EPT. We operate through two divisions: (i) the Drug and Gene Delivery Division and (ii) the BTX Instrument Division. Through the BTX Instrument Division, the Company develops, manufactures, and markets electroporation instrumentation and accessories used by scientists and researchers to perform genetic engineering techniques, such as cell fusion, gene transfer, cell membrane research and genetic mapping in research laboratories worldwide. Through the Drug and Gene Delivery Division, the Company is developing drug delivery systems that are designed to use EPT to enhance drug or gene delivery in the areas of oncology and gene therapy. The Company sells the majority of its BTX products to customers in the United States, Europe, and East Asia.

     On June 15, 2001, the Company completed a change in its jurisdiction of incorporation from British Columbia, Canada into the state of Delaware. The change was accomplished through a continuation of Genetronics Biomedical Ltd., a British Columbia Corporation, into Genetronics Biomedical Corporation, a Delaware corporation. The Company also changed its fiscal year end from March 31 to December 31.

RECENT DEVELOPMENT OF THE BUSINESS OF THE COMPANY

     Over the last three years, our Drug and Gene Delivery Division has focused its efforts on applying EPT in the areas of oncology and gene therapy.

     In January 2001, we completed a clinical data review, which confirmed the results of our Phase II North American trials. See “Business — Drug and Gene Delivery Division — Clinical Studies”. We have continued to carry out clinical studies in Europe using the MedPulser® System to deliver bleomycin in the treatment of cancer. The results from these clinical studies allowed us to obtain CE Mark certification qualifying the MedPulser® System for sale in Europe. We are continuing to carry out clinical trials in Europe using the MedPulser® System to deliver bleomycin in the treatment of both early and late stage head and neck cancer patients. During our current fiscal year we plan to initiate Phase III clinical trials in the United States using the MedPulser® System to deliver bleomycin for the treatment of late stage head and neck cancer. We also intend to initiate clinical trials using the MedPulser® System to deliver bleomycin for the treatment of at least two other cancers. See “Business — Business Objectives and Milestones”.

     Over the last three years, our focus in gene therapy has resulted in our entering into an aggregate of 22 CRADAs with, amongst others, Boehringer Ingelheim International GmbH, Chiron, Valentis, Johnson & Johnson Research Pty Ltd, and two United States Naval Medical Centers to assess the viability of using our MedPulser® System for various gene therapy applications. See “Gene Therapy — Partners and Collaborations”.

     In November 2001, we entered into a non-exclusive license and supply agreement with Valentis regarding the use of our MedPulser® System for in vivo delivery of certain Genemedicine™ products. Under the license, Valentis is developing the use of its GeneSwitch™ gene regulation technology with our MedPulser® System for the delivery and regulation of up to four genes, including the EPO gene for the stimulation of red blood cell production in the treatment of anemia. See “Business — Gene Therapy— Partnerships and Collaborations” and “Risk Factors”. In our current fiscal year, we plan to enter into at least two agreements with respect to the licensing of our MedPulser® System for use in the delivery of specific genes and to initiate our own clinical trials with respect to the use of our MedPulser® System in the delivery of a gene in the public domain or which we have in-licensed. See “Business — Business Objectives and Milestones” and “Business — Gene Therapy— Partnerships and Collaborations”.

     Over the last three years, the BTX Instrument Division (BTX) has focused its efforts on product development and promotion of a new line of products for developing sophisticated applications. In August 1999 we introduced the ECM 630, an exponential decay wave EPT system that utilizes a precision pulse technology, the new BTX Platform technology, and an all-new digital user interface. During 2000 and 2001, publications outlined the utilization of BTX equipment in newly developing animal in vivo gene delivery research. In the support of this research, we expanded our in vivo electrode offering and continue to emphasize the development of novel applicators.

     In October, 2001, we reorganized our workforce to more effectively manage existing resources and to accommodate our stronger focus on oncology and gene therapy. As a result, we reduced our workforce by 16 employees at an estimated cost of approximately $211,000.

BUSINESS OBJECTIVES AND MILESTONES

     We intend to accomplish the following business objectives and milestones over the next two years:

(1)	initiate Phase III clinical trials in the United States using the MedPulser® System to deliver bleomycin for the treatment of late stage head and neck cancer, as soon as approval to initiate treatment is received from the FDA. See “Business— Oncology —Overview”;

(2)	continue clinical trials in Europe using the MedPulser® System to deliver bleomycin for the treatment of both early and late stage head and neck cancer. See “Business — Oncology —Overview”;

(3)	initiate clinical trials using the MedPulser® System to deliver bleomycin for the treatment of at least two other cancers on or before December 31, 2002. See “Business — Oncology — Overview”;

(4)	enter into at least two agreements with respect to the licensing of our EPT technology for use in the delivery of specific genes on or before December 31, 2002. See “Business — Gene Therapy — Overview “; and

(5)	initiate clinical trials with respect to the use of our EPT technology in the delivery of a gene in the public domain or which we have in-licensed on or before June 30, 2002. See “Business — Gene Therapy — Research and Development”.

DRUG AND GENE DELIVERY DIVISION

     The Drug and Gene Delivery Division develops equipment that is designed to allow physicians to use EPT to achieve more efficient and cost-effective delivery of drugs or genes to patients with a variety of illnesses. Although there are many diseases where improved drug or gene delivery is important, we believe that our greatest opportunities lie in applying EPT in the areas of oncology and gene therapy and we are focusing our efforts on these applications.

ONCOLOGY

OVERVIEW

     In oncology, we have completed Phase II clinical trials in the United States using the MedPulser® System to deliver bleomycin in the treatment of late stage head and neck cancer. Bleomycin is a very effective generic chemotherapeutic agent that induces single and double strand DNA breaks in cancer cells; however, because of its size it is difficult to deliver across the cell membrane. We have chosen bleomycin as the chemotherapeutic agent that we deliver in the treatment of cancer because of its aggressive effect as a chemotherapeutic agent and because EPT appears to address its delivery challenges. Bleomycin has been approved by the FDA in the United States and the Health Protection Branch in Canada, and has been used as a chemotherapeutic agent in North America for the treatment of cancer for more than 25 years.

     We expect to initiate Phase III clinical trials in the United States using the MedPulser® System to deliver bleomycin in the treatment of late stage head and neck cancer patients, upon receiving the approval of the FDA to initiate treatment. Late stage head and neck cancer patients are patients who have failed conventional therapies such as surgery or chemotherapy.

     We have completed a number of other clinical studies in Europe, Canada and Australia using the MedPulser® System to deliver bleomycin in the treatment of liver, pancreatic, basal cell and Kaposi’s sarcoma cancers. The results from the clinical studies that we carried out in Europe have allowed us to obtain a CE Mark certification qualifying the MedPulser® System for sale in Europe. We are continuing to carry out clinical studies in Europe using the MedPulser® System to deliver bleomycin in the treatment of both early and late stage head cancer

     In addition to our work in head and neck cancer, we plan to use the MedPulser® System to deliver bleomycin in the treatment of other cancers. We are currently reviewing a number of other cancers in order to assess our competitive advantage in the treatment of the cancers and the size of the market that we might serve. Once we have completed our review, we intend to select two or more cancers and to initiate clinical trials using the MedPulser® System and bleomycin in the treatment of two or more of such cancers.

PARTNERSHIPS AND COLLABORATIONS

     On September 20, 2000, the University of South Florida Research, Inc. (“USF”) granted us an exclusive, worldwide license to its rights in certain patents and patent applications generally related to needle electrodes. The agreement is effective as of May 9, 1995. Genetronics and USF jointly developed these electrodes. The terms of the exclusive license include a royalty to be paid to USF based on net sales of products under the license. As of September 30, 2001, no royalty had accrued as we had not yet generated any sales from this product. In addition, we issued a total of 150,000 Common Shares and a total of 600,000 Warrants (some of which will vest subject to the occurrence of specified milestones) to USF and its designees, Drs. Heller, Jaroszeski, and Gilbert.

     On October 6, 1998, we entered into a License and Development Agreement and a Supply Agreement with Ethicon, Inc., a Johnson & Johnson company, involving the use of our MedPulser® System for EPT Therapy in the treatment of solid tumor cancer. In addition, Johnson & Johnson Development Corporation purchased $6 million of our Common Shares at a price of $2.68 per share, pursuant to a Stock Purchase Agreement. On August 5, 1999, we announced that Ethicon, Inc. had assigned the License and Development Agreement and Supply Agreement to Ethicon Endo-Surgery, Inc., another Johnson & Johnson company. On July 26, 2000, we received written notice from Ethicon Endo-Surgery, Inc. that it had elected to exercise its discretionary right to terminate, without cause, the License and Development Agreement and the Supply Agreement. As a result, all rights for the development and distribution of Genetronics proprietary EPT drug delivery system for the treatment of cancer were returned to us on January 22, 2001.

     On October 31, 1997, we entered into a supply agreement with Abbott Laboratories (“Abbott”) to purchase the approved anti-cancer drug bleomycin for use in the United States with our MedPulser® System after regulatory approval had been granted for its use in the treatment of patients with solid tumor cancers. Under a separate agreement, we entered into a supply agreement with Faulding, Inc. to purchase bleomycin for use in Canada after regulatory approval had been granted for its use. Both agreements provide that we may purchase bleomycin from time to time in accordance with the terms of the respective agreements. Both agreements continue from year to year until terminated by either party.

MARKET

     Our Drug and Gene Delivery Division hopes to market our MedPulser® System to deliver chemotherapeutic agents, such as bleomycin, in the treatment of cancer. The World Health Organization reports that cancer will remain one of the leading causes of death worldwide for years to come. In the United States, approximately 13 million new cases of cancer were diagnosed between 1990 and 1999. In the United States the costs of cancer, including mortality, morbidity and direct medical costs, exceed $107 billion per year: approximately $37 billion for direct medical costs (total of all health expenditures); at least $11 billion for indirect morbidity costs (cost of lost productivity due to illness); and over $59 billion for indirect mortality costs. In the United States, the cumulative dollar value of treatments and technologies commonly used in the curative and palliative management of cancer exceeded $8 billion in 1999 and is expected to continue to grow at a rate of approximately 12% annually.

     There is still very much that scientists do not know about cancer; consequently, there are significant unmet needs in its treatment. The oncology business unit within the Drug and Gene Delivery Division has initially targeted those indications, such as late stage head and neck cancer, for which current treatments result in a poor quality of life and very high mortality rates.

TREATMENT OF TUMORS

     Equipment made by our BTX Instrument Division has been used by our investigators and researchers to screen drugs for their effectiveness in killing tumor cells in vitro and to study the drugs’ mode of action. Our scientists, and outside researchers, also have studied the combination of EPT and various agents to destroy tumors in animals and humans.

     In most of the clinical protocols using EPT, the site of the tumor is anesthetized and bleomycin is injected directly into the tumor. Bleomycin is allowed to diffuse throughout the tumor, which can take one to several minutes depending on the size, type and location of the tumor. Once bleomycin is distributed in the tumor, the electrical field is applied by the MedPulser® System so as to create a greater permeability in the cells walls to allow bleomycin to enter the cells.

     The entire procedure can be completed in 20 minutes or less and typically needs to be done only once. The dosage of drug used in the published results is based on tumor volume, and is typically a small fraction (1/3 to as little as 1/50th) of the dosage that would be used if injected into the patient’s blood, as is usually done in chemotherapy. As a result of the lower dosage administered locally, side effects have been minimal. No episodes of injury to normal (non-tumor) tissue adjacent to the tumors have been observed in the patients treated to date.

CLINICAL TRIALS

North America Trials

     In late 1997 the FDA granted us clearance to initiate multi-center Phase II clinical trials in the United States utilizing the MedPulser® System in combination with bleomycin to treat squamous cell carcinoma of the head and neck in late stage patients who had failed conventional therapies such as surgery or chemotherapy. We obtained IND clearance from the Canadian Health Protection

Branch to initiate similar clinical trials in Canada. Two Phase II protocols were initiated. The first Phase II protocol was a cross-over-controlled study evaluating the effectiveness of using the MedPulser® System to deliver bleomycin to treat tumors that failed an initial bleomycin-alone treatment. The second Phase II protocol was a single arm study that evaluated the effect of bleomycin as an initial treatment of the tumors.

     Twenty-five patients were enrolled in the cross-over controlled study and 25 patients were enrolled into the single arm bleomycin-EPT trial. The results based on the primary endpoint for response (greater than or equal to 50% reduction in tumor size) are provided in the table below.

			Response(1)

			Responding		Non-Responding
Clinical Trials and Studies	Patients	Tumors	Tumors(2)		Tumors

North America Phase I/II — bleomycin/EPT	8	8	6	(75%)	2	(25%)
North America Phase II — bleomycin only	25	37	1	(3%)	36	(97%)
North America Phase II — bleomycin/EPT	17	20	11	(55%)	9	(45%)
North America Phase II — bleomycin/EPT	25	31	18	(58%)	13	(42%)
European Study — bleomycin/EPT	12	18	10	(56%)	8	(44%)

(1)	Four tumors could not be evaluated. The fact that these tumors could not be evaluated did not adversely affect the overall tumor response.

(2)	This represents overall tumor response, which includes complete and partial responses to treatment. Complete response means that no sign of the tumor is present. Partial response means that response to the treatment is greater than or equal to 50% reduction in tumor size.

     The two Phase II protocols involved a total of 51 tumors treated with bleomycin and EPT. Tumors treated in the trial include squamous cell carcinoma of the face, oral cavity, pharynx, larynx and sinus. The size of tumors treated ranged from less than one cubic centimeter to more than 132 cubic centimeters. In the crossover controlled Phase II study, patients initially received only bleomycin. Patients who did not respond to bleomycin alone were then treated with the complete system of bleomycin and EPT. Of the 37 tumors on 25 patients treated only with bleomycin, only one demonstrated a partial clinical response. Seventeen of these patients, having 20 lesions, were subsequently treated with bleomycin and EPT and 55% achieved an overall (complete + partial) clinical response. In the open-label Phase II (single arm) study, all patients received full bleomycin and EPT as their initial treatment. Among the 25 patients (31 tumors) so treated, 58% achieved an overall clinical response of 50% or greater reduction of tumor size.

International Trials

     In late 1997 and early 1998, we received ethics committee approval from multiple Consulting Committees for the Protection of Humans in Biomedical Research to initiate clinical trials in France in patients with pancreatic cancer, metastatic cancer in the liver, head and neck cancer, melanoma and Kaposi’s sarcoma. These trials were initiated to demonstrate the MedPulser® System device’s safety and performance in treating a variety of solid tumors in support of CE Mark certification in accordance with the essential requirements of Medical Device Directive 93/42/EEC. Results from the patients with head and neck cancer are reported under the European Study under Clinical Trials above. We received CE Mark certification in March 1999. This certification allows us to market our MedPulser® System within the countries of the members of the European Union.

RESEARCH AND DEVELOPMENT

     Our Drug and Gene Delivery Division has, in the past, directed its research and development activities to the areas of oncology, gene therapy, vascular therapy, transdermal delivery and dermatology. At present, our areas of focus are oncology and gene therapy.

     The following table summarizes the programs of the Drug and Gene Delivery Division in the area of oncology, the primary indications for each product and the current status of development. “Pre-clinical data” means the program is at the stage where results from animal studies have been obtained. “Clinical Trials” means that human data is available.

Oncology Summary Table

Stage of Approval
	Development	United States &
Programs	Status	Canada	Europe

Head and Neck Cancer Melanoma Metastatic Liver Cancer	Clinical Trials Clinical Trials Clinical Trials	Phase II Clinical Trials N/A N/A	CE Mark and ISO 9001 Received CE Mark and ISO 9001 Received CE Mark and ISO 9001 Received

Basal Cell Carcinoma	Clinical Trials	N/A	CE Mark and ISO 9001 Received

Kaposi Sarcoma Peripheral Sarcoma Breast Cancer Prostate Cancer Glioma	Clinical Trials Pre-clinical data Pre-clinical data Pre-clinical data Pre-clinical data	N/A N/A N/A N/A N/A	CE Mark and ISO 9001 Received CE Mark and ISO 9001 Received CE Mark and ISO 9001 Received CE Mark and ISO 9001 Received CE Mark and ISO 9001 Received

Pancreatic Cancer	Pre-clinical data	N/A	CE Mark and ISO 9001 Received

Effectiveness of Different Drugs in EPT	Pre-clinical data	N/A	CE Mark and ISO 9001 Received

Mechanisms of Action of Bleomycin/EPT	Pre-clinical data	N/A	CE Mark and ISO 9001 Received

     Our research and development efforts in the field of oncology will focus on preparing for a strategic alliance with a major partner in oncology, expanding applications of the MedPulser® System, and designing the next generation of EPT devices. Preparations for forging a strategic alliance include the organization and summarizing of pre-clinical and engineering data and records to be able to convey information to strategic partners in the most effective manner. The expansion of the MedPulser® System to additional applications is intended to involve pre-clinical and engineering work regarding the delivery of drugs other than bleomycin, treatment of additional types of cancers, and the design and manufacture of new types of electrode applicators, such as an applicator for treating laryngeal cancer. Our research into the development of second generation EPT devices for cancer treatment will include an analysis of the efficacy of different frequencies of electroporation and the possible development of a device specifically targeted for treating deep-seated tumors, such as prostate tumors. Finally, we will continue to strengthen our intellectual property position in the oncology area by pursuing patent protection of new inventions.

COMPETITION

     We develop and manufacture clinical EPT systems. To our knowledge, our only competitor in this arena in the field of oncology is Ichor Medical Systems (“Ichor”) which announced on October 10, 2001 that it had entered into an exclusive agreement with Vical Incorporated to develop products based on Vical’s naked DNA technology and delivered by Ichor’s proprietary electroporation systems. Ichor has announced that it is conducting a Phase I clinical trial for non-resectable pancreatic cancer using EPT and an undisclosed chemotherapeutic agent. Additional competition to the oncology unit of the Drug and Gene Delivery Division will likely come from other drug delivery companies such as Alza Corporation; Elan Corporation; and Inex Pharmaceuticals Corporation; and from biotechnology companies such as ImClone Systems Incorporated, OSI Pharmaceuticals, Inc.; QLT, Inc.; Targeted Genetics Corporation and Matrix Pharmaceuticals, Inc.

     We also face competition from existing therapies, some of which have been widely practiced for many years. The currently approved methods of treatment used in oncology include surgery, chemotherapy, radiation and stimulation of the immune system. There are a number of other methods of treatment being developed for use in oncology.

GENE THERAPY

BACKGROUND

     Gene therapy, involves the introduction of new genetic information into cells for therapeutic purposes. In gene therapy, cells of the body are transfected with a specific functioning gene to compensate for a genetic defect that results in a deficiency of a specific protein factor. In this context, one goal of gene therapy is to convert target cells or tissues into “protein factories” for the production and secretion of a normal protein for local or systemic treatment. Many genetic illnesses, including those currently treated by regular injection of a missing protein, can potentially be “cured” by supplying the functional gene to a sufficient number of cells under conditions which allow these cells to produce a therapeutically effective dose of the protein.

     Currently, single-gene recessive genetic disorders are the most accessible targets for correction by gene therapy, but ultimately researchers believe that polygenic and acquired diseases will be treated by using genes as pharmaceutical agents. In principle, any aspect of metabolism can be manipulated by modifying gene function, and it is this application of gene therapy that has enormous potential, extending far beyond the treatment of rare genetic diseases. For example, the ability to influence cellular metabolism by introducing specific genes has led to extensive investigation into the use of gene therapy for cancer treatment. By adding a tumor suppressor gene to certain types of cancers, the uncontrolled growth of those cells potentially could be brought under normal regulation. Likewise, transfecting tumor cells with genes capable of inducing programmed cell death is designed to result in tumor death.

     The methods of introducing genes have two specific approaches. Gene therapy can be performed either ex vivo or in vivo. Ex vivo gene therapy is the transfection of cells outside the body. Typically, a small amount of tissue is removed from the patient and the cells within that tissue are put into culture. After they have grown to a sufficient mass, new genetic information is introduced into the cells for therapeutic purposes. The genetically modified cells, typically blood, bone marrow or others, are then returned to the patient, usually by blood transfusion or direct engraftment. In vivo gene therapy is the introduction of genetic information directly into cells in the patient’s body. Theoretically, any tissue or cell type in the body can be used, and the choice is dependent on the specific goals of treatment and indications being treated. For internal tissue targets, a gene may be transfused through the blood stream to the organ or site of action, or it may be injected at the desired site, which may then be electroporated to allow the gene to pass through the cell membrane.

     Genes can also be applied topically or by injection to skin and then transferred into the cells of the skin by EPT. We are currently investigating skin gene delivery by EPT. The skin is also an attractive target for DNA vaccination. “Vaccinating” skin with DNA that encodes a specific antigen present in infectious agents or in tumor cells can produce beneficial immunological responses. Genes can also be used to directly fight cancer.

     To make gene therapy a reality, many obstacles have to be overcome, including the safe, efficient delivery of the intact DNA construct into cells. The instrumentation we use for high-efficiency in vivo gene transfer is derived from the instrumentation we developed for intratumoral and transdermal drug delivery. We believe EPT may become the method of choice for DNA delivery to cells in many applications of gene therapy.

OVERVIEW

     In gene therapy, we have adopted the strategy of co-developing or licensing our gene delivery technology for specific genes or specific medical indications. In most cases, we contribute our MedPulser® System and our proprietary expertise to optimize the delivery of genes for particular applications, and a partner company provides its proprietary gene or gene regulation technology. Our collaboration with partners allows pre-clinical research and clinical trials to be undertaken which may lead to the introduction of a new treatment and/or products in the marketplace. We intend to enter into at least two agreements with respect to the licensing of our EPT technology for use in the delivery of specific genes on or before December 31, 2002. See “Business — Business Objectives and Milestones”.

     On June 9, 2000, we announced that research studies using our EPT systems were presented at a major international gene therapy conference. Additionally, pursuant to collaborations with Chiron and Valentis, our technology has shown to effectively deliver a variety of genes and DNA vaccines to skin and muscle of animals, including non-human primates. Between October 2000 and May 2001, we entered into five CRADAs with two Naval Medical Centers to assess the feasibility of using EPT for in vivo gene delivery. These collaborations will continue to assess the viability of using EPT for in vivo gene delivery. See “— Gene Therapy Partnerships and Collaborations”.

PARTNERSHIPS AND COLLABORATIONS

     In November 2001, we entered into a non-exclusive license and supply agreement with Valentis to use our MedPulser® System in the development of its Genemedicine™ products. When combined with Valentis’ GeneSwitch™ gene regulation system, EPT allows researchers to control the level and duration of gene expression in cells for up to several months. Valentis is currently developing the use of its GeneSwitch™ gene regulation system with our MedPulser® System for the delivery and regulation of up to four genes, including the EPO gene for the stimulation of red blood cell production in the treatment of anemia. On April 26, 2001, we entered into a Material Transfer and Evaluation Agreement with Boehringer Ingleheim Pharma KG to evaluate the effectiveness of EPT in the delivery of genes for the treatment of cardiovascular disease.

     On October 18, 2000, we entered into a CRADA with the Maryland Naval Medical Research Center, to evaluate the effectiveness of EPT in the delivery of an improved DNA vaccine in the treatment of malaria. On January 31, 2001, we entered into two CRADAs with the San Diego Naval Medical Center to evaluate the effectiveness of EPT with regard to in vivo gene delivery. On March 15, 2001 and May 4, 2001, we entered into two further CRADAs with the San Diego Naval Medical Center to evaluate the use of EPT with regard to in vivo gene delivery.

     The research carried out under the above agreements may result in our entering into license agreements with the other parties and will provide us with additional data that will assist us in assessing the efficacy of using our MedPulser® System for gene delivery and delivery of DNA vaccines and will further assist us in our other licensing and commercialization efforts.

     We have entered into two evaluation agreements with Chiron to evaluate the delivery of one or more of Chiron’s DNA vaccines using our EPT for the treatment of infectious diseases. In accordance with these agreements, we have granted an option to Chiron, during the terms of the agreements and for three months thereafter, to license our EPT technology for use in the field of certain DNA vaccines. The First Agreement expired on March 1, 2002, but is in the process of being extended by the parties. The Second Agreement expires on November 11, 2003, unless extended by the parties.

     In addition to the above collaboration and licensing arrangements, we intend to develop our own gene therapeutic. Currently we are performing an extensive assessment of candidate genes with respect to their availability, their probable effectiveness with respect to a particular disease, our competitive advantage regarding the delivery of the gene, and the size of the market we might serve. Once we have completed our review, we will negotiate a license for the gene if it is not in the public domain and plan to initiate pre-clinical studies with respect to its safety and efficacy when using EPT to deliver the gene into the cells of animals. If our pre-clinical data is positive, we intend to proceed to file an IND with the FDA with respect to the use of EPT to deliver the gene in humans in the treatment of the chosen disease.

MARKET

     The gene therapy market includes treatment of single gene defects as well as complex polygenics diseases such as cancer and vascular diseases. Examples of markets for single gene defects include hemophilia, sickle cell anemia, and EPO deficiency. Hemophilia A and B are presently treated with recombinant proteins with a combined market approaching $2 billion in the United States.. For sickle cell anemia, one of the most prevalent genetic diseases, there is presently no effective and sustainable treatment available; however, approximately 50,000 people in the United States suffer from this genetic defect. (Sources: The Sickle Cell Information Centre). The number of patients outside the United States is many times higher. EPO deficiency affects cancer patients undergoing chemotherapy, patients with chronic kidney failure, and others. Presently, the market for recombinant EPO protein is approximately $4 billion worldwide.

     In addition to the many diseases caused by single gene defects, the two major polygenic disease groups, vascular disease and cancer, are prime targets for gene therapy. For the market in cancer, see “Business— Drug and Gene Delivery Division — Market — Oncology”. The overall market for vascular diseases exceeds the market for cancer by at least 20%.

RESEARCH AND DEVELOPMENT

     The following table summarizes the programs of the Drug and Gene Delivery Division in the area of gene therapy, the primary indications for each product and the current status of development. “Pre-clinical data” means the program is at the stage where results from animal studies have been obtained. “Clinical Trials” means that human data is available.

Programs	Development Status	Partnership or Collaboration

In vivo Gene Transfer to Muscle — hormones, cytokines, DNA vaccines	Pre-clinical data	Valentis; Chiron; U.S. Navy; National Institutes of Health

In vivo Gene Transfer to Skin DNA vaccines, hormones, regulatory proteins	Pre-clinical data	U.S. Navy; University of Pennsylvania,

In vivo Gene Transfer to Blood Vessels — marker genes	Pre-clinical data	Boehringer Ingleheim Pharma KG, Germany.

In vivo Gene Transfer to Tumors — antiangiogenic, cytokine, and suicide genes	Pre-clinical data	University of Michigan; Kumamoto University

     We intend to proceed with the joint projects that we are currently working on with our partners as set out above. We also intend to expand ongoing collaborations and to forge new alliances and research collaborations with the goal of having these relationships mature into licensing agreements.

     In addition, we plan to complete pre-clinical research of other gene therapy projects that we intend to carry out ourselves. We intend to continue with these projects through clinical trials and development into products, provided that milestones of safety, efficacy, and commercial viability are successfully reached along the path to development. One of these projects targets the treatment of sarcomas, a form of cancer that can involve muscle, connective and/or bone tissue. Other projects presently under evaluation include the treatment of hemophilia, a therapeutic vaccine for a major infectious disease, prevention of organ transplant rejection, and immunotherapy of cancer. From this group, the one or two most promising projects will be picked with the intention to pursue these projects through the pre-clinical and clinical phases toward regulatory clearance. Other research and development activities will target improvements in DNA delivery, both in vivo and ex vivo, and the strengthening of our intellectual property position in the fields of DNA delivery, gene therapy, and DNA vaccines.

COMPETITION

     The main competitive technologies to our technology in the area of gene therapy are the following :

•	viral DNA delivery;

•	lipid DNA delivery;

•	biolistic delivery of DNA; and

•	the injection of “naked” DNA.

     To our knowledge, we are presently the only company that has the capability to manufacture electroporation equipment under GMP. Our competitors include several companies who either have rights to intellectual property related to electroporation devices, to electroporation methods, or to applications of electroporation. These competitors include Aventis Pharmaceuticals; Ichor Medical Systems Inc.; Inovio AS; Cytopulse Science Inc.; Rhone Poulenc Rohrer and others.

MEDPULSER® SYSTEM

OVERVIEW

     The MedPulser® System is designed for the clinical application of EPT. In the field of oncology, the MedPulser® System is used to treat tumors by locally applying a controlled electric field to targeted tumor tissues previously injected with a chemotherapeutic agent, usually bleomycin. The controlled short duration electric field pulses temporarily increase the cellular membrane permeability of the tumor allowing the chemotherapeutic agent to more easily enter the tumor cells and kill them.

     The system has two components: (1) a medical instrument that creates the electric field; and (2) a single use, sterile, disposable electrode applicator. The electrodes may be needles, plates, or other configurations, depending on the geometry of the tumor and its location.

     The instrument was designed for ease of use, such that minimal user input is needed to apply the therapy. Based on the size and anatomical location of the tumor to be treated, a physician selects the most appropriate electrode applicator. The chosen applicator is then connected to the MedPulser® System instrument, and it is the connection of applicator to instrument that automatically configures the therapy parameters for that particular applicator size and shape. Currently, several different electrode applicator configurations are available. The applicators vary in needle length, needle gauge, electrode needle spacing, tip angle and handle configuration so as to allow the physician to access a greater range of tumors.

     New models of electrode applicators will be considered in the future to address customer needs. The system is designed such that the installed base of the MedPulser® System generator instruments allows for a wide variety of new electrode applicator configurations. Also, the system incorporates other features to minimize the possibility of applicator reuse as well as prevent the use of competitive applicators with the MedPulser® System instrument. The commercial version of the MedPulser® System has been certified by an independent test laboratory as meeting strict international product standards.

     In the United States, EPT utilizing the MedPulser® System and bleomycin, are currently regulated as a combination drug-device system. As a result, we will be required to obtain both drug labeling and device approvals from the FDA. For drug labeling approvals, we must file an IND, successfully complete Phase I, II and III clinical trials, and subsequently submit a United States New Drug Application. We will also have to submit a device Pre-Market Approval or 510(k) for FDA approval as a device. We are unable, due to the complexities of completing Phases I, II and III clinical trials, to estimate the length of time or cost involved in obtaining approvals from the FDA. The costs associated with such an approval cannot be reasonably determined due to the vagaries of the approval process.

     In most of the rest of the world, we anticipate that the MedPulser® System will be regulated as a device. In Europe, the MedPulser® System comes under Medical Device Directive 93/42/EEC (“MDD”) which means that prior to marketing the MedPulser® System, we are required to obtain a CE Mark certification of conformity to the quality system, production and clinical investigation essential requirements of the directive. We have obtained CE Mark certification for EPT devices, which allows us to market the MedPulser® System in Europe. The most expeditious manner for receiving regulatory approval for use of the MedPulser® System with bleomycin is a filing with the European Medicines Evaluation Agency which could approve the use of the drug/device combination throughout the Europe Union. This process could take up to a year for decision. The costs associated with such an approval cannot be reasonably determined due to the vagaries of the approval process.

MEDICAL DEVICE MANUFACTURING

     Our Drug and Gene Delivery Division must comply with a variety of regulations to manufacture our products for sale around the world. In Europe, we must comply with MDD. Our Drug and Gene Delivery Division has demonstrated its quality system is in place by securing ISO 9001 approval. It has also demonstrated compliance with international medical device standards with EN 46001 and ISO 13485 recognition. We received all of these certifications in January 1999. In March 1999, we obtained the CE Mark qualifying the MedPulser® System for sale in Europe. To sell in the United States, we will also need to be in compliance with FDA current GMP.

     We employ modern manufacturing practices, which include outsourcing of significant custom assemblies used in the manufacture of the MedPulser® System instrument. The instrument final assembly, testing and quality control functions are performed in a physically distinct area of our offices where the appropriate controls are employed. We outsource the manufacture of the disposable electrode applicators to a GMP/ISO9002 compliant contract manufacturer.

DEVELOPMENT OF THE MEDPULSER® SYSTEM

     We intend to expand the MedPulser® System for additional applications in drug delivery for oncology, as well as for DNA delivery in gene therapy and DNA vaccination.

     A specialized electrode applicator for the treatment of laryngeal cancer, which is considered a head and neck cancer, will be made available by July 2002 and a second generation of this product is scheduled for development in late 2002 after receiving user feedback on the performance of the first generation product. This applicator will be developed by us and produced by a contract manufacturer.

     We are adapting the MedPulser® System instrument platform for DNA delivery in gene therapy applications. Our goal is to have advanced prototypes of the MedPulser® System for these applications in late 2002 and to file a Device Master File with the FDA at that time. The resulting modified MedPulser® System is intended to be used in pre-clinical and clinical studies in the area of gene therapy by us and our partners.

BTX INSTRUMENT DIVISION

OVERVIEW

     Our BTX Instrument Division began developing and manufacturing EPT equipment for the research laboratory market in 1983 and sold our first product in 1985. BTX was founded to develop and manufacture high quality scientific instrumentation to be used by research scientists to perform various types of EPT and electrofusion experiments. EPT in research is commonly used for transformation and transfection of all cell types, as well as for general molecular delivery at the cellular level. Electrofusion is the fusing together of two or more cells to form hybrid cells. Transformation is a process by which the genetic material carried by an individual cell is altered by incorporation of exogenous DNA into its genome. Transfection is the uptake, incorporation, and expression of exogenous DNA by eukaryotic cells.

     We develop and market EPT instruments, supply more than 2,000 customers in universities, companies, and research institutions worldwide, and sell our EPT/electro cell fusion instrumentation and accessories to customers located in all states and territories of the United States and in over 47 foreign countries. The majority of our products are sold to customers in the United States, Europe and East Asia. The BTX Instrument Division currently produces an extensive line of EPT instruments and accessories, including EPT and electro cell fusion instruments, a monitoring device, and an assortment of electrodes and accessories.

PRODUCTS

     BTX developed the square wave generator and graphic pulse analyzer for in vivo gene delivery and nuclear transfer research, fields that are rapidly increasing in scientific and medical interest. BTX also has developed the most versatile electro cell fusion system on the market, the only commercial large volume flow-through EPT system, and offers high throughput screening EPT applicators.

     BTX focused its efforts in recent years on product development and promotion of a new line of products for developing sophisticated applications. In August 1999 we introduced the ECM 630, an exponential decay wave EPT system that utilizes a precision pulse technology, the new BTX Platform technology, and an all-new digital user interface. During 2000 and 2001, publications outlined the utilization of BTX equipment in newly developing animal in vivo gene delivery research. In the support of this research, we expanded our in vivo electrode offering and continue to emphasize the development of novel applicators.

     Our BTX Instrument Division’s product line includes two exponential decay wave generators, one square wave generator, one electro cell fusion instrument and a graphic wave display monitor. In addition, BTX markets over 30 different types of electrodes and related accessories, as well as the standard disposable EPT cuvettes, containers for holding liquid samples. Our BTX Instrument Division’s product line includes the following products:

     The ECM® 399 is an exponential decay wave generator designed to produce the precise field strengths and pulse lengths required for the transformation of bacteria cells and transfection of mammalian cells.

     The ECM® 630 is an advanced exponential decay wave generator. This product provides instant feedback, digital user interface, programming options, and on-line menu features.

     The ECM® 830 is a square wave EPT system designed for in vitro, in vivo, and in ovo EPT applications. This system can be used for transformation of bacteria and yeast, and for the transfection of mammalian cells. It is used for embryo manipulation techniques, gene therapy EPT, in vitro embryo gene delivery, and plant protoplast transformation.

     The ECM® 2001 is an electro cell manipulation instrument. It generates a proprietary AC wave form for alignment of cells. Electrofusion applications for the ECM® 2001 include embryo manipulation techniques, hybridoma and quadroma production and plant protoplast fusion for transgenic plant generations.

     The Enhancer™ 400 is an EPT graphic wave monitor and display instrument. It enables researchers to confirm and track key EPT and electrofusion parameters. These parameters are critical to protocol optimization strategies as well as in troubleshooting experimental results.

     Our BTX Instrument Division meets regulatory requirements necessary to provide instrumentation to the research market for in vivo and in vitro animal experimentation. All of our BTX Instrument Division instruments sold to the research market carry the label “not for human use.” The BTX Instrument Division does not market equipment for use in humans, and, therefore, is not required to receive marketing approval from the FDA. We are not aware of any regulations or industry guidelines that limit the use of our instrumentation in the animal research market. Our BTX Instrument Division sells devices used by others for non-human embryo cloning, we do not ourselves conduct embryo cloning. We comply with all National Institutes of Health guidelines on cloning and gene therapy. We also comply with all Federal and State regulations regarding the restrictions on research imposed on federally funded grants.

     Our BTX Instrument Division supplies three cuvette models, as do our competitors, plus some 30 additional specialized chambers electrodes, and accessories for EPT. The electrodes that we currently market position us to expand the EPT market for adherent cell transfection applications, while high throughput screening electrodes and large volume production systems, respectively, provide us with an entry into the large volume and multi-sample processing arenas used by the major pharmaceutical and biotech companies conducting drug research.

OPERATIONS

     Our BTX Instrument Division product line includes generators and electrodes. The raw materials and components for our products are purchased from various suppliers. Certain items are purchased from a single source; however, we generally maintain sufficient quantities as protection against supply interruption and these components may be purchased from other suppliers.

     We assemble and test all products at our head office in San Diego. No specialized assembly practices are required and all raw material fabrication is subcontracted to local businesses.

     Our products have a two-year warranty. We maintain customer support for our products through our extensive protocols for electroporation and electrofusion.

DISTRIBUTION

     The main distributors of our BTX Instrument Division products in North America are VWR Scientific Products Corporation and Fisher Scientific Company LLC , the two largest laboratory products suppliers in the United States. Both VWR and Fisher have over 250 representatives dedicated to biological sciences in North America. Both VWR and Fisher have dedicated Life Science Programs in which our BTX Instrument Division participates. In addition, the BTX Instrument Division distributes instruments and supplies through Intermountain Scientific Corporation, which has 22 field sales specialists in the United States. Our BTX Instrument Division has over 35 international distributors in 47 countries, of which Merck Eurolab Holding GmbH is the biggest distributor in Europe. VWR Scientific and Merck Eurolab, are both members of the Merck Group. The BTX Instrument Division supports its distributors with advertising, exhibit exposure and lead generation.

MARKETING

     Our BTX Instrument Division advertises in major national and international scientific journals such as Science, Nature, Genetic Engineering News, and BioTechniques. The Division also attends and displays our products at about one scientific conference per month such as American Association for Cancer Research, American Society for Gene Therapy, and Neuroscience meeting. On a regular basis, the BTX Instrument Division utilizes direct mail to an identified mailing list for specific product promotion. The BTX Instrument Division works closely with distribution partners in joint marketing campaigns and other value-added suppliers in co-marketing efforts.

COMPETITION

     The main competitors of our BTX Instrument Division in the research marketplace are BioRad Laboratories, Eppendorf Scientific, Inc. and Hybaid Corporation. There are other companies entering this market on a regular basis. The majority of these companies have other molecular biology product lines besides EPT, while EPT and electrofusion is the only business of our BTX Instrument Division. Most competing manufacturers concentrate on the exponential decay wave system and do not compete with square wave products at this time. In the past 12 months, the competition in the marketing of EPT cuvettes has increased, leading to the development of BTX-supplied private label products for both VWR and Fisher.

     In September 2000, we commissioned a report prepared by the Strategy Factory to assess our position within the electroporation technology market. The report confirmed that we are the world’s second largest supplier of products in the electroporation technology market, by sales. We update this report regularly based upon information obtained from distributors and suppliers.

SALES AND REVENUE

     The following table provides the amount of net product sales, interest income, and revenue from grant funding and research and development agreements generated by us for the past three fiscal years. Segmented financial information is contained in Note 16 of the Consolidated Financial Statements that begin on Page F-1. The following table sets forth our selected consolidated financial data for the periods indicated, derived from consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States which conform to accounting principles generally accepted in Canada, except as described in Note 20 to the consolidated financial statements.

	December 31,	March 31,	March 31,
	2001	2001	2000
Period Ended:	9 months	12 months	12 months

PRODUCT SALES
United States	$1,902,852	$2,890,875	$2,905,065
Rest of World	1,114,895	1,562,064	1,229,371
INTEREST INCOME
United States	98,865	431,729	497,586
Canada	—	11,900	58,607
GRANT FUNDING
United States	—	101,086	334,901
REVENUES UNDER COLLABORATIVE RESEARCH AND DEVELOPMENT ARRANGEMENTS
Germany	97,029	411,616	91,335
United States	12,640	48,095	100,000
LICENSE AND DEVELOPMENT AGREEMENTS(1)
Ethicon-Endo Surgery, Inc.	—	3,730,392	416,667
Other	981	—	—

(1)	During the fourth quarter ended March 31, 2001, we changed our accounting policy for upfront non-refundable license payments received in connection with collaborative license agreements in accordance with Staff Accounting Bulletin No. 101 (“SAB

101”) issued by the U.S. Securities and Exchange Commission. Accordingly, we recorded a -cumulative adjustment of $3,647,059 during the nine month financial year ended December 31, 2001.

     We, like many biomedical companies, devote a substantial portion of our annual budget to research and development. For the year ended March 31, 2000, research and development expenses totaled $6,402,962 and for the year ended March 31, 2001, they totaled $5,771,774; and for the nine month year ended December 31, 2001, they totaled $2,325,045. These amounts far exceed revenues from research arrangements and contribute substantially to our losses.

INTELLECTUAL PROPERTY

     As of March 20, 2002, we had 40 issued United States patents, 52 issued and granted non-United States patents, two allowed United States patent applications, eight allowed non-United States patent applications, an additional 19 pending United States applications, and an additional 85 pending non-United States patent applications.

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

EMPLOYEES

     As of March 20, 2002, we employed 27 people on a full-time basis in the Drug and Gene Delivery Division. Of the total, 13 were in product research, 4 in engineering, and 10 in finance and administration. As of March 20, 2002, we employed 23 people on a full-time basis in our BTX Instrument Division. Our success is dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the biomedical industry. None of our employees is subject to collective bargaining agreements. In October, 2001, we reduced our workforce by 16 employees to more effectively manage our existing resources and to accommodate our focus on oncology and gene therapy. The estimated cost to us of this reorganization was approximately $211,000.

CERTAIN RISK FACTORS RELATED TO THE COMPANY’S BUSINESS

WE HAVE OPERATED AT A LOSS AND WE EXPECT TO CONTINUE TO ACCUMULATE A DEFICIT; OUR AUDITORS HAVE INCLUDED IN THEIR REPORT AN EXPLANATORY PARAGRAPH DESCRIBING CONDITIONS THAT RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A “GOING CONCERN”.

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

     Most of the cash we have received during the fiscal year beginning April 1, 2001 came from the sale and distribution of special warrants in November of 2001 and sales of BTX research-use equipment. Other funds came from collaborative research arrangements, interest income on our investments and the exercise of stock options. We do not expect to receive enough money from these sources to completely pay for future activities. There is substantial doubt about our ability to continue as a going concern due to our historical negative cash flow and because we do not have access to sufficient committed capital to meet our projected operating needs for at least the next twelve months. Our auditor has included in their report on the financial statements for the nine months ended December 31, 2001, an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern.

WE WILL HAVE A NEED FOR SIGNIFICANT AMOUNTS OF MONEY IN THE FUTURE AND THERE IS NO GUARANTEE THAT WE WILL BE ABLE TO OBTAIN THE AMOUNTS WE NEED.

     As discussed, we have operated at a loss, and expect that to continue for some time in the future. Our plans for continuing clinical trials, conducting research, furthering development and, eventually, marketing our human-use equipment will involve substantial costs. The extent of these costs will depend on many factors, including some of the following:

•	The progress and breadth of preclinical testing and the size of our drug delivery programs, all of which directly influence cost;

•	The costs involved in complying with the regulatory process to get our human-use products approved, including the number, size, and timing of necessary clinical trials and costs associated with the current assembly and review of existing clinical and pre-clinical information;

•	The costs involved in patenting our technologies and defending them;

•	Changes in our existing research and development relationships and our ability to enter into new agreements;

•	The cost of manufacturing our human-use and research-use equipment; and

•	Competition for our products and our ability, and that of our partners, to commercialize our products.

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

IF WE DO NOT HAVE ENOUGH MONEY TO FUND OPERATIONS, THEN WE WILL HAVE TO CUT COSTS.

     If we are not able to raise needed money under acceptable terms, then we will have to take measures to cut costs, such as:

•	Delay, scale back or discontinue one or more of our drug or gene delivery programs or other aspects of operations, including laying off some personnel or stopping or delaying clinical trials;

•	Sell or license some of our technologies that we would not otherwise give up if we were in a better financial position;

•	Sell or license some of our technologies under terms that are a lot less favorable than they otherwise might have been if we were in a better financial position; and

•	Consider merging with another company or positioning ourselves to be acquired by another company.

     If it became necessary to take one or more of the above-listed actions, then we may have a lower valuation, which probably would be reflected in our stock price.

IF WE ARE NOT SUCCESSFUL DEVELOPING OUR CURRENT PRODUCTS, OUR BUSINESS MODEL MAY CHANGE AS OUR PRIORITIES AND OPPORTUNITIES CHANGE; AND OUR BUSINESS MAY NEVER DEVELOP TO BE PROFITABLE OR SUSTAINABLE.

     There are many products and programs that to us seem promising and that we could pursue. However, with limited resources, we may decide to change priorities and shift programs away from those that we had been pursuing, for the purpose of exploiting our core technology of electroporation. The choices we may make will be dependent upon numerous factors, which we cannot predict. We cannot assure you that our business model, as it currently exists or as it may evolve, will enable us to become profitable or to sustain operations. For example, we recently had to make a decision to forego commercial marketing opportunities in Europe given our financial condition.

IF WE DO NOT SUCCESSFULLY COMMERCIALIZE PRODUCTS FROM OUR DRUG AND GENE DELIVERY DIVISION, THEN OUR BUSINESS WILL SUFFER.

     Our Drug and Gene Delivery Division is in the early development stage and our success depends on the success of the technology being developed by the Drug and Gene Delivery Division. Although we have received various regulatory approvals which apply to Europe for our equipment for use in treating solid tumors, the products related to such regulatory approval have not yet been commercialized. In addition, we have not yet received any regulatory approvals to sell our clinical products in the United States and further clinical trials are still necessary before we can seek regulatory approval to sell our products in the United States for treating solid tumors. We cannot assure you that we will successfully develop any products. If we fail to develop or successfully commercialize any products, then our business will suffer. Additionally, much of the commercialization efforts for our products must be carried forward by a licensing partner. We may not be able to obtain such a partner.

PRE-CLINICAL AND CLINICAL TRIALS OF HUMAN-USE EQUIPMENT ARE UNPREDICTABLE; IF WE EXPERIENCE UNSUCCESSFUL TRIAL RESULTS OUR BUSINESS WILL SUFFER.

     Before any of our human-use equipment can be sold, the Food and Drug Administration (FDA), or applicable foreign regulatory authorities, must determine that the equipment meets specified criteria for use in the indications for which approval is requested. The FDA will make this determination based on the results from our pre-clinical testing and clinical trials.

     Clinical trials are unpredictable, especially human-use trials. Results achieved in early stage clinical trials may not be repeated in later stage trials, or in trials with more patients. When early, positive results are not repeated in later stage trials, pharmaceutical and biotechnology companies have suffered significant setbacks. Not only are commercialization timelines pushed back, but some companies, particularly smaller biotechnology companies with limited cash reserves, have gone out of business after releasing news of unsuccessful clinical trial results.

     If we experience unexpected, inconsistent or disappointing results in connection with a clinical or pre-clinical trial our business will suffer. If any of the following events arise during our clinical trials or data review, then we would expect this to have a serious negative effect on our company and your investment:

•	The electroporation-mediated delivery of drugs or other agents may be found to be ineffective or to cause harmful side effects, including death;

•	Our clinical trials may take longer than anticipated, for any of a number of reasons including a scarcity of subjects that meet the physiological or pathological criteria for entry into the study, a scarcity of subjects that are willing to participate through the end of the trial, or data and document review;

•	The reported clinical data may change over time as a result of the continuing evaluation of patients or the current assembly and review of existing clinical and pre-clinical information;

•	Data from various sites participating in the clinical trials may be incomplete or unreliable, which could result in the need to repeat the trial or abandon the project; and

•	The FDA and other regulatory authorities may interpret our data differently than we do, which may delay or deny approval.

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

     Because there are so many variables inherent in clinical trials, we cannot predict whether any of our future regulatory applications to conduct clinical trials will be approved by the FDA or other regulatory authorities, whether our clinical trials will commence or proceed as planned, and whether the trials will ultimately be deemed to be successful. To date, our experience has been that submission and approval of clinical protocols has taken longer than desired or expected.

OUR BUSINESS IS HIGHLY DEPENDENT ON RECEIVING APPROVALS FROM VARIOUS UNITED STATES AND INTERNATIONAL GOVERNMENT AGENCIES AND WILL BE DRAMATICALLY AFFECTED IF APPROVAL TO MANUFACTURE AND SELL OUR HUMAN-USE EQUIPMENT IS NOT GRANTED.

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

     We have limited experience in, and limited resources available for, regulatory activities. Failure to comply with applicable regulations can, among other things, result in non-approval, suspensions of regulatory approvals, fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution.

     Any of the following events can occur and, if any did occur, any one could have a material adverse effect on us:

•	As mentioned earlier, clinical trials may not yield sufficiently conclusive results for regulatory agencies to approve the use of our products;

•	There can be delays, sometimes long, in obtaining approval for our human-use devices, and indeed, we have experienced such delays in obtaining FDA approval of our clinical protocols. Specifically, the FDA requested additional detailed information regarding our Phase II clinical studies. Between the production of this information and the FDA’s subsequent review, we estimate that this request added at least six months to the approval process;

•	Currently, our clinical protocol for Phase III Clinical Trials is being reviewed by the FDA. We submitted the clinical protocol to the FDA for review in November 2001, and have responded to numerous questions and comments from the FDA since that time. While we anticipate ultimate approval of this protocol (perhaps with some modifications), we cannot predict when such approval will come and we will not know for certain until the FDA responds. We are unable, due to the complexities of completing Phases III clinical trials, to estimate the length of time involved in obtaining approval of this protocol from the FDA. Failure to receive permission to enter Phase III Clinical Trials could be devastating to our efforts to raise further funding for our work;

•	The rules and regulations governing human-use equipment such as ours can change during the review process, which can result in the need to spend time and money for further testing or review;

•	If approval for commercialization is granted, it is possible the authorized use will be more limited than we believe is n necessary for commercial success, or that approval may be conditioned on completion of further clinical trials or other activities; and

•	Once granted, approval can be withdrawn, or limited, if previously unknown problems arise with our human-use product or data arising from its use.

WE RELY ON COLLABORATIVE AND LICENSING RELATIONSHIPS TO FUND A PORTION OF OUR RESEARCH AND DEVELOPMENT EXPENSES; IF WE ARE UNABLE TO MAINTAIN OR EXPAND EXISTING RELATIONSHIPS, OR INITIATE NEW RELATIONSHIPS, WE WILL HAVE TO DEFER OR CURTAIL RESEARCH AND DEVELOPMENT ACTIVITIES IN ONE OR MORE AREAS.

     Our partners and collaborators fund a portion of our research and development expenses and assist us in the research and development of our human-use equipment. We have ten current partners and collaborators who fund roughly five percent of our research and development expenses. These collaborations and partnerships can help pay the salaries and other overhead expenses related to research. Our largest partner at this time is Valentis, Inc. In November 2001, we entered into a non-exclusive license and supply agreement with Valentis, whereby Valentis obtained rights to use our electroporation technology in the development of certain Genemedicine products. We received an upfront cash payment of $100,000 from Valentis in the first quarter of 2002, and we may receive additional revenues from this partnership depending on various regulatory approvals and other events outside of our control. In the past, we encountered operational difficulties after the termination of a similar agreement by a former partner, Ethicon, Inc., a Johnson & Johnson company. At the time of termination, proceeds from the Ethicon relationship funded roughly one-third of our research and development expenses. Because this partnership was terminated, we did not receive significant milestone payments which we had expected and were forced to delay some clinical trials as well as some product development. In order to obtain the funding necessary for these projects we pursued other licensing and development arrangements as well as private equity investments. Furthermore, the termination of this partnership damaged our reputation in the biotechnology community. While termination of, or any significant change in, any of our material collaborative relationships could adversely impact our business, the termination of the Ethicon partnership was the most significant to date. The Valentis partnership is not of the same size and scope as the Ethicon partnership and termination of the Valentis partnership would not, in and of itself, cause us to cease operations due to financial concerns. Termination of the Valentis partnership, however, would present operational difficulties as we would be required to reallocate existing and anticipated resources among various potential uses. We would likely have to defer or curtail our development activities in one or more areas because potential revenues available under the terms of the relationship would go unrealized.

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

     Nevertheless, there is always risk that:

•	Our equipment will be used in ways we did not authorize, which can lead to liability and unwanted competition;

•	We may determine that our technology has been improperly assigned to us or a collaborator may claim rights to certain of our technology, which may require us to pay license fees or milestone payments and, if commercial sales of the underlying product is achieved, royalties;

•	We may lose rights to inventions made by our collaborators in the field of our business, which can lead to expensive legal fights and unwanted competition;

•	Our collaborators may not keep our confidential information to themselves, which can lead to loss of our right to seek patent protection and loss of trade secrets, and expensive legal fights; and

•	Collaborative associations can damage a company’s reputation if they go awry and, thus, by association or otherwise, the scientific or medical community may develop a negative view of us.

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

     If any of these events were to occur, then it could have a material adverse effect on our ability to receive regulatory authorization to sell our human-use equipment, not to mention on our reputation. Negative events that arise in the performance of clinical trials sponsored by biotechnology companies of our size and with limited cash reserves similar to ours have resulted in companies going out of business. While these risks are ever present, to date our contracted physicians and clinics have been successful in collecting significant data regarding the clinical protocols under which they have operated, and we are unaware of any conflicts of interest or improprieties regarding our protocols.

WE RELY HEAVILY ON OUR PATENTS AND PROPRIETARY RIGHTS TO ATTRACT PARTNERSHIPS AND MAINTAIN MARKET POSITION.

     Another factor that will influence our success is the strength of our patent portfolio. Patents give the patent holder the right to prevent others from using its patented technology. If someone infringes upon the patented material of a patent holder, then the patent holder has the right to initiate legal proceedings against that person to protect the patented material. These proceedings, however, can be lengthy and costly. We are in the process of performing an ongoing review of our patent portfolio to confirm that our key technologies are adequately protected. If we determine that any of our patents require either additional disclosures or revisions to existing information, we may ask that such patents be reexamined or reissued, as applicable, by the United States patent office.

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

     Risk Important Patents Will Be Judged Invalid. Some of the issued patents we now own or license may be determined to be invalid. If we have to defend the validity of any of our patents, the costs of such defense could be substantial, and there is no guarantee of a successful outcome. In the event an important patent related to our drug delivery technology is found to be invalid, we may lose competitive position and may not be able to receive royalties for products covered in part or whole by that patent under license agreements.

     Risk of Being Charged With Infringement. Although we try to avoid infringement, there is the risk that we will use a patented technology owned by another person and/or be charged with infringement. Defending against a charge of infringement can involve lengthy and costly legal actions, and there can be no guarantee of a successful outcome. Biotechnology companies of roughly our size and financial position have gone out of business after fighting and losing an infringement battle. If we were prevented from using or selling our human-use equipment, then our business would be seriously affected.

     Freedom to Operate Risks. We are aware that patents related to electrically assisted drug delivery have been granted to, and patent applications filed by, our potential competitors. We or our partners have taken licenses to some of these patents, and will consider taking additional licenses in the future. Nevertheless, the competitive nature of our field of business and the fact that others have sought patent protection for technologies similar to ours, makes these significant risks.

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

WE RUN THE RISK THAT OUR TECHNOLOGY WILL BECOME OBSOLETE OR LOSE ITS COMPETITIVE ADVANTAGE.

     The drug delivery business is very competitive, fast moving and intense, and expected to be increasingly so in the future. Other companies and research institutions are developing drug delivery systems that, if not similar in type to our systems, are designed to address the same patient or subject population. Therefore, we cannot promise you that our products will be the best, the safest, the first to market, or the most economical to make or use. If competitors’ products are better than ours, for whatever reason, then we could make less money from sales and our products risk becoming obsolete.

     There are many reasons why a competitor might be more successful than us, including:

     Financial Resources. Some competitors have greater financial resources and can afford more technical and development setbacks than we can.

     Greater Experience. Some competitors have been in the drug delivery business longer than we have. They have greater experience than us in critical areas like clinical testing, obtaining regulatory approval, and sales and marketing. This experience or their name recognition may give them a competitive advantage over us.

     Superior Patent Position. Some competitors may have a better patent position protecting their technology than we have or will have to protect our technology. If we cannot use our patents to prevent others from copying our technology or developing similar technology, or if we cannot obtain a critical license to another’s patent that we need to make and use our equipment, then we would expect our competitive position to lessen. However, we feel that our patent position adequately protects our technology portfolio.

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

     Our company has no experience in sales, marketing and distribution of clinical and human-use products. If we want to be direct distributors of the human-use products, then we must develop a marketing and sales force. This would involve substantial costs, training, and time. Alternatively, we may decide to rely on a company with a large distribution system and a large direct sales force to undertake the majority of these activities on our behalf. This route could result in less profit for us, but may permit us to reach market faster. In any event, we may not be able to undertake this effort on our own, or contract with another to do this at a reasonable cost. Regardless of the route we take, we may not be able to successfully commercialize any product.

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

     Some factors that we would expect to depress the price of our stock include:

•	Adverse clinical trial results;

•	Announcement that the FDA denied our request to approve our human-use product for commercialization in the United States, or similar denial by other regulatory bodies which make independent decisions outside the United States. To date, Europe is the only foreign jurisdiction in which we have sought approval for commercialization;

•	Announcement of legal actions brought by or filed against us for patent or other matters, especially if we do not win such actions;

•	Cancellation of important corporate partnerships or agreements;

•	Public concern as to the safety or efficacy of our human-use products including public perceptions regarding gene therapy in general;

•	Stockholders’ decisions, for whatever reasons, to sell large amounts of our stock;

•	A decreasing cash-on-hand balance to fund operations, or other signs of apparent financial uncertainty; and

•	Significant advances made by competitors that are perceived to limit our market position.

OUR DEPENDENCE UPON NON-MARKETED PRODUCTS, LACK OF EXPERIENCE IN MANUFACTURING AND MARKETING HUMAN-USE PRODUCTS, AND OUR CONTINUING DEFICIT MAY RESULT IN EVEN FURTHER FLUCTUATIONS IN OUR TRADING VOLUME AND SHARE PRICE.

     Successful approval, marketing, and sales of our human-use equipment are critical to the financial future of our company. Our human-use products are not yet approved for sale in the United States and some other jurisdictions and we may never obtain those approvals. Even if we do obtain approvals to sell our human-use products in the United States, those sales may not be as large or timely as we expect. These uncertainties may cause our operating results to fluctuate dramatically in the next several years. We believe that quarter-to-quarter or annual comparisons of our operating results are not a good indication of our future performance. Nevertheless, these fluctuations may cause us to perform below the expectations of the public market analysts and investors. If this happens, the price of our common shares would likely fall.

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

     The research-use equipment is sold through United States and international distributors. Approximately 42% of BTX instrument sales during the nine month fiscal year ended December 31, 2001 were in the United States and Europe through our distribution relationships with Fisher Scientific Products Corporation, VWR Scientific Products Corporation and Merck Eurolab Holding GmSH (both VWR and Merck Eurolab are members of the Merck Group). This accounted for roughly 41% of our total revenue during this period. We rely heavily on our relationship with VWR and Merck Eurolab to sell our product in the United States and Europe. We may not be able to maintain or replace our current distribution relationship with VWR, Merck Eurolab or other distributors, or establish sales, marketing and distribution capabilities of our own. If we cannot develop or maintain distribution relationships for major markets such as the United States, Europe and Japan, then the BTX Instrument Division may suffer declining sales, which would have an effect on our financial performance.

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

     We possess liability insurance in connection with ongoing business and products, and we will purchase additional policies if such policies are determined by management to be necessary. The insurance we purchase may not provide adequate coverage in the event a claim is made, however, and we may be required to pay claims directly. If we did have to make payment against a claim, then it would impact our financial ability to perform the research, development, and sales activities we have planned.

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

     Our manufacturing facilities for human-use products will be subject to quality systems regulations, international quality standards and other regulatory requirements, including pre-approval inspection for the human-use equipment and periodic post-approval inspections for all human-use products. While we have undergone and passed a quality systems review from an international body, we have never undergone a quality systems inspection by the FDA. We may not be able to pass an FDA inspection when it occurs. If our facilities are not up to the FDA standards in sufficient time, prior to United States launch of product, then it will result in a delay or termination of our ability to produce the human-use equipment in our facility. Any delay in production will have a negative effect on our business. There are no immediate dates set forth for launch of our products in the United States. We plan on launching these products once we successfully perform a Phase III clinical study, obtain the requisite regulatory approval, and engage a partner who has the financial resources and marketing capacity to bring our products to market.

OUR BTX INSTRUMENT DIVISION MUST MANAGE THE RISKS OF INTERNATIONAL OPERATIONS.

     Our BTX Instrument Division sells a significant amount of its research-use equipment in foreign countries, particularly in the Pacific Rim. In the nine month fiscal year ended December 31, 2001, 37% of BTX’s revenues were from BTX sales into foreign countries. Like any company having foreign sales, BTX’s sales are influenced by many factors outside of our control.

     For instance, the following factors can negatively influence BTX’s sales or profitability in foreign markets:

•	We are subject to foreign regulatory requirements, foreign tariffs and other trade barriers that may change without sufficient notice;

•	Our expenses related to international sales and marketing, including money spent to control and manage distributors, may increase to a significant extent due to political and/or economic factors out of our control;

•	We are subject to various export restrictions and may not be able to obtain export licenses when needed;

•	Some of the foreign countries in which we do business suffer from political and economic instability;

•	Some of the foreign currencies in which we do business fluctuate significantly;

•	We may have difficulty collecting accounts receivables or enforcing other legal rights; and

•	We are subject to the Foreign Corrupt Practices Act, which may place us at a competitive disadvantage to foreign companies that do not have to adhere to this statute.

WE DEPEND ON THE CONTINUED EMPLOYMENT OF QUALIFIED PERSONNEL.

     Our success is highly dependent on the people who work for us. If we cannot attract and retain top talent to work in our company, then our business will suffer. Our staff may not decide to stay with our company, and we may not be able to replace departing employees or build departments with qualified individuals.

     We have an employment agreement in place for Avtar Dhillon, our President and Chief Executive Officer. If Mr. Dhillon leaves us, that might pose significant risks to our continued development and progress. Our progress may also be curtailed if Dietmar Rabussay, Ph.D., our Vice President of Research and Development, or Jack Snyder, Ph.D., our Vice President of Clinical Research and Regulatory Affairs, were to leave us.

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

A MAJORITY OF OUR DIRECTORS ARE CANADIAN CITIZENS AND SERVICE AND ENFORCEMENT OF LEGAL PROCESS UPON THEM MAY BE DIFFICULT.

     A majority of our directors are residents of Canada and most, if not all, of these persons’ assets are located outside of the United States. It may be difficult for a stockholder in the United States to effect service or realize anything from a judgment against these Canadian residents as a result of any possible civil liability resulting from the violation of United States federal securities laws. We currently have five directors, four of whom are Canadian citizens.

OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN OUR FORWARD-LOOKING STATEMENTS.

     Any statements in this Form 10-K about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-K. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Form 10-K. Among the key factors that have a direct impact on our results of operations are:

•	the risks and other factors described under the caption “Risk Factors” in this Form 10-K;

•	general economic and business conditions;

•	industry trends;

•	our assumptions about customer acceptance, overall market penetration and competition from providers of alternative products and services;

•	our actual funding requirements; and

•	availability, terms and deployment of capital.

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

ITEM 2. PROPERTIES

     We own no real property and have no plans to acquire any real property in the future. We currently lease a facility of 20,483 square feet at our headquarters in San Diego, California. This facility provides adequate space for our current research, manufacturing, sales and administrative operations. The current lease runs through December 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings with respect to us, our subsidiaries, or any of our material properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the last quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

     The principal trading markets for the common shares of Genetronics Biomedical Corporation are the American Stock Exchange (AMEX) and the Toronto Stock Exchange (TSE). Trading began on the AMEX on December 8, 1998. The Company’s common shares have also traded on the former Vancouver Stock Exchange (VSE), however the Company voluntarily de-listed from that exchange on March 6, 1998. The table below sets forth the quarterly high and low sales prices of the Company’s common shares in the two most recent fiscal years.

	Toronto Stock Exchange		American Stock Exchange
	CDN$		US$

Year Ended March 31, 2001	HIGH	LOW	HIGH	LOW

First Quarter	9.00	4.50	6.19	3.00
Second Quarter	5.00	1.80	3.25	1.25
Third Quarter	2.45	1.20	1.75	0.75
Fourth Quarter	2.40	1.10	1.55	0.75

Nine Months Ended December 31, 2001	HIGH	LOW	HIGH	LOW

First Quarter	2.60	1.10	1.70	0.73
Second Quarter	1.70	0.60	1.30	0.40
Third Quarter	1.33	0.59	0.90	0.38

     On March 20, 2002, the closing price of the Company’s common shares was CDN$0.80 on the TSE and US$0.54 on the AMEX. As of March 20, 2002, there were approximately 350 shareholders of record.

Dividends

     We have never paid any cash dividends on our common stock and do not expect to pay any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     Pursuant to a consulting agreement dated June 12, 2001, the Company agreed to issue shares with a value of $55,000 based on the fair market value of the Company’s common stock on the completion date of the project in October 2001. As of December 31, 2001 these shares had not been issued and were recorded as common stock issuable. The 100,000 common shares were subsequently issued on January 9, 2002.

     On November 30, 2001, the Company closed a private placement of 5,212,494 special warrants at a price of $0.45 per Special Warrant for gross proceeds of $2,345,622. Each Special Warrant entitles the holder to acquire one common share of the Company and one-half of a non-transferable warrant of the Company, without payment of further consideration, on the exercise or deemed exercise of the Special Warrant. Each full Warrant entitles the holder to purchase one common share at a price of $0.75 through May 30, 2003. The gross proceeds of this financing was reduced by issuance costs including the agent’s commission of 7.5% of the gross proceeds of $175,922 and other issue costs estimated at $552,663. The agent was also granted Agent’s Series A Special Warrants entitling the holder to acquire 100,000 common shares of the Company, without payment of further consideration, exercisable on or before November 30, 2002 and Agent’s Series B Special Warrants entitling the agent to acquire 521,249 Agent’s Share Purchase Warrants. Each Agent’s Share Purchase Warrant entitles the holder to acquire one common share of the Company at a price of $0.45 per Agent’s Share Purchase Warrant, exercisable through May 30, 2003.

     On January 25 , 2002, the Company filed a preliminary prospectus in Canada qualifying the common shares and share purchase warrants of the Company. Of the total gross proceeds, 20% ($469,124) was withheld from the Company and placed in an escrow account by the placement agent. If the Company does not obtain approval for its Canadian prospectus and U.S. registration statement by March 29, 2002, the Company will not receive the funds held in escrow. As of December 31, 2001, the Company recorded proceeds of $1,748,937 for the proceeds from the sale of the 5,212,494 Special Warrants, net of issuance costs of $596,685. The 20% held in escrow is recorded as a receivable from the shareholders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth the Company’s selected consolidated financial data for the periods indicated, derived from consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. The data set forth below should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below. Effective January 23, 1998, the Company’s Board of Directors approved the change of its fiscal year-end from February 28 to March 31. Effective June 15, 2001, the Board of Directors approved the change of the Company’s fiscal year-end from March 31 to December 31.

	Nine	Twelve	Twelve	Twelve	Thirteen
	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended
	December 31,	March 31,	March 31,	March 31,	March 31,
Fiscal Periods Ended	2001	2001	2000	1999	1998

Net Sales	$3,017,747	$4,452,939	$4,134,436	$3,434,105	$3,097,198
License Fee and Milestone Payments	981	3,730,392	416,667	4,500,000	—
Revenues Under Collaborative Research and Development Arrangements and Government grants	109,669	560,797	526,236	387,183	134,094
Interest Income	98,865	443,629	556,193	300,911	427,498
Net Loss for Period before cumulative effect of change in accounting principle	(6,359,790)	(5,219,296)	(10,703,830)	(7,150,537)	(7,904,166)
Cumulative effect on prior years of change in accounting principle (1)	—	(3,647,059)	—	—	—
Net Loss for Period	(6,359,790)	(8,866,355)	(10,703,830)	(7,150,537)	(7,904,166)
Amounts per common share:
Net loss before cumulative effect of change in accounting principle	(0.19)	(0.19)	(0.48)	(0.35)	(0.44)
Cumulative effect of change in accounting principle	—	(0.13)	—	—	—
Net Loss	(0.19)	(0.32)	(0.48)	(0.35)	(0.44)
Pro forma loss assuming the change in accounting principle is applied Retroactively	(6,359,790)	(5,219,296)	(10,468,536)	(11,032,891)	(7,904,166)
Pro forma loss per common share assuming the change in accounting principle is applied retroactively	(0.19)	(0.19)	(0.47)	(0.54)	(0.44)
Total Assets	6,633,714	11,486,266	14,012,304	9,807,644	9,242,887
Long Term Liabilities	48,117	117,463	118,384	164,276	98,410
Dividends per Share	—	—	—	—	—

(1)	During the fourth quarter ended March 31, 2001, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Effective April 1, 2000, the Company recorded the cumulative effect of the change in accounting principle.

     The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the nine months ended December 31, 2001 and the year ended March 31, 2001 are as follows:

			Three Month
	Three Month	Three Month	Period Ended
	Period Ended	Period Ended	June 30,
	Dec. 31, 2001	Sept. 30, 2001	2001

OPERATING DATA
Revenue
Net Sales	$1,012,215	$1,220,989	$784,543
License Fee and Milestone payments	981	—	—
Revenues under Collaborative Research and Development Arrangements	3,000	53,490	53,179
Interest Income	10,174	27,347	61,344

Total:	1,026,370	1,301,826	899,066
Gross Profit	648,643	628,914	417,247

Net Loss for the Period	$(1,965,423)	$(1,712,111)	$(2,682,256)
Net Loss per common share - Basic and Diluted	$(0.06)	$(0.05)	$(0.08)
Weighted average number of outstanding shares	33,760,120	33,759,968	33,758,111

	Three Month	Three Month	Three Month	Three Month
	Period Ended	Period Ended	Period Ended	Period Ended
	March 31, 2001	Dec. 31, 2000	Sept. 30, 2000	June 30, 2000

OPERATING DATA
Revenue
Net Sales	$1,065,962	$1,049,238	$1,172,951	$1,164,788
License Fee and Milestone Payments	3,470,590	58,823	142,156	58,823
Revenues under Collaborative Research and Development Arrangements	145,263	141,668	97,779	75,001
Government Grants	4,032	28,958	55,709	12,387
Interest Income	103,581	83,384	118,286	138,378

Total:	4,789,428	1,362,071	1,586,881	1,449,377
Gross Profit	649,450	586,817	581,406	710,148
Net Income (Loss) before cumulative effect of change in accounting principle	944,130	(2,166,581)	(2,048,497)	(1,948,348)
Cumulative effect of change in accounting principle (1)	—	—	—	(3,647,059)

Net Income (Loss) for the Period	$944,130	$(2,166,581)	$(2,048,497)	$(5,595,407)
Net Income (Loss) per Common Share — Basic and Diluted	$0.03	$(0.08)	$(0.08)	$(0.24)
Weighted average number of outstanding shares	32,404,066	27,289,218	27,272,642	23,629,490

(1)	During the fourth quarter ended March 31, 2001, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Effective April 1, 2000, the Company recorded the cumulative effect of the accounting change.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (ALL FIGURES IN U.S. DOLLARS UNLESS NOTED OTHERWISE.)

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto prepared in accordance with U.S. GAAP contained elsewhere in this Form 10-K. The following discussion and analysis explains trends in the Company’s financial condition and results of operations for the nine months ended December 31, 2001 and December 31, 2000, and the years ended March 31, 2001 and March 31, 2000.

OVERVIEW

     Through its Drug and Gene Delivery Division, the Company is developing drug and gene delivery systems based on electroporation to be used in the treatment of disease. Through its BTX Instrument Division, the Company develops, manufactures, and sells electroporation and electrofusion equipment to the research laboratory market.

     In the past the Company’s revenues primarily reflected product sales to the research market through the BTX Instrument Division and revenues under collaborative research and development arrangements and research grants through the Drug and Gene Delivery Division. From October 1998 to August 2000 the Company received up-front licensing fees and milestone payments from Ethicon, Inc. and Ethicon Endo-Surgery, Inc. relating to a licensing and development agreement for electroporation and electrofusion. On July 26, 2000, the Company received notice from Ethicon-Endo Surgery, Inc. that it had elected to exercise its discretionary right to terminate, without cause, the licensing and development agreement and the supply agreement entered into with the Company. All rights previously granted to Ethicon Endo-Surgery, Inc. were returned to the Company on January 22, 2001.

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

     In November 2001, the Company entered into a non-exclusive license and supply agreement with Valentis, Inc. in the gene therapy field to use its MedPulser® System in the development of its Genemedicine™ products. The Company will receive an upfront payment of $100,000 in the first quarter of 2002 and additional payments upon the achievements of specified milestones in the form of cash and stock of Valentis. While this agreement expires in 2018, the agreement may be terminated by Valentis upon thirty days’ notice, with or without cause.

     Until it achieves the commercialization of clinical products, the Company expects revenues to continue to be attributable to product sales from the BTX Instrument Division to the research market, grants, collaborative research arrangements, and interest income.

     Due to the expenses incurred in the development of the drug and gene delivery systems, the Company has been unprofitable in the last seven years. As of December 31, 2001 the Company has incurred a cumulative deficit of $47,361,720. The Company expects to continue to incur substantial operating losses in the future due to continued spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities.

     On June 15, 2001 the Company completed a change in its jurisdiction of incorporation from British Columbia, Canada into the state of Delaware. The change was accomplished through a reincorporation of Genetronics Biomedical Ltd., a British Columbia corporation, into Genetronics Biomedical Corporation, a Delaware corporation. All periods presented have been restated to financial statements prepared in accordance with accounting principles generally accepted in the United Sates.

RESULTS OF OPERATIONS

     The Company does not believe that inflation has had a material impact on its result of operations for the nine months ended December 31, 2001 and December 31, 2000 and the years ended March 31, 2001 and March 31, 2000.

     NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2000

     Due to the fiscal year end change to December 31, the fiscal year ended December 31, 2001 is comprised of only nine months. In order to provide a more meaningful comparison and discussion of trends in revenues and expenses, the consolidated financial data for the nine-month periods ended December 31, 2001 and December 31, 2000 are presented in the following table and the results of these two periods are used in the discussion thereafter.

	Nine Months	Nine Months
	Ended December 31,	Ended December 31,
Fiscal Periods Ended	2001	2000 (1)

Net Sales	$3,017,747	$3,386,977
License Fee and Milestone Payments	981	259,802
Government Grants	—	97,054
Revenues Under Collaborative Research and Development Arrangements	109,669	314,448
Interest Income	98,865	340,048

Total Revenues	3,227,262	4,398,329
Cost of Sales	1,322,763	1,508,606
Research and Development	2,325,045	4,177,609 (2)
Selling, General and Administrative	5,928,502	4,860,772 (2)
Interest Expense	10,742	14,768

Total Expenses	9,587,052	10,561,755

Net Loss for Period before cumulative effect of change in accounting principle	(6,359,790)	(6,163,426)
Cumulative effect of change in accounting principle (3)	—	(3,647,059)

Net Loss for Period	$(6,359,790)	$(9,810,485)
Net Loss per Common Share	$(0.19)	$(0.38)

(1)	Unaudited

(2)	Certain reclassifications have been made to conform to the December 31, 2001 presentation.

(3)	During the fourth quarter ended March 31, 2001, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Effective April 1, 2000, the Company recorded the cumulative effect of the accounting change.

REVENUES

     For the nine months ended December 31, 2001 the BTX Instrument Division reported net sales of $3,017,747, compared to $3,386,977, which meant a decrease of $369,230, or 11%. While the second and third quarter’s net sales for the nine months ended December 31, 2001 were on the same level as the comparable periods of the previous year, the first quarter’s net sales were about $380,000 lower compared to the comparable period of the previous year. The decrease in the first quarter was a result of lower domestic sales and lower sales to Europe. Domestic sales decreased mainly due to the economic decline and pricing pressure by the Company’s main competitor as well as increased competition in the cuvette market which resulted in lower sales. The lower sales to Europe were attributable to an industry slowdown and reduced sales to the Company’s distributors.

     While the economic slowdown in the U.S. continued to impact domestic sales throughout the nine months ended December 31, 2001, the Company’s sales to East Asia for the nine months ended December 31, 2001 increased by more than 30% over the same period of the previous year. The increase is primarily due to a growth in sales to China. The Company has worked closely with its Chinese distributor to assist it in becoming a more significant factor in the life science market in East Asia.

     As a result of the addition of Fisher Scientific as a distribution partner in the United States in December of 2000, the Company reduced its reliance on the VWR/Merck group, previously its only major distribution partner. Therefore, sales to the VWR/Merck group as a percentage of total sales decreased from 39% for the nine months ended December 31, 2000 to 33% for the nine months ended December 31, 2001.

     Due to the cancellation of the Licensing and Development Agreement with Ethicon Endo-Surgery, Inc. in 2000, license fee and milestone payments for the nine months ended December 31, 2001 declined over the same period of the previous year. The Company is currently seeking a new licensing partner for the use of electroporation for the delivery of drugs in the treatment of cancer.

     In November 2001, the Company entered into a non-exclusive license and supply agreement with Valentis, Inc. in the gene therapy field to use its MedPulser® System in the development of its Genemedicine™ products. The Company will receive an upfront payment of $100,000 in the first quarter of 2002 and payments upon the achievements of specified milestones in the form of cash and stock of Valentis. The agreement expires in 2018.

     There were no revenues from grant funding for the nine months ended December 31, 2001 compared to $97,054 for the nine months ended December 31, 2000. All active grants have expired. To a limited extent, the Company continues to pursue additional Small Business Innovation Research Grants; however, no assurance can be given that any such awards will be obtained.

     During the nine months ended December 31, 2001, the Drug and Gene Delivery Division recorded revenues under collaborative research and development arrangements in the amount of $109,669, compared to $314,448 for the nine months ended December 31, 2000. Revenues decreased over the previous year’s period due to the fact that a major collaborative research agreement in the gene therapy area entered into in late 1999 was completed in the summer of 2001.

     Interest income decreased from $340,048 for the nine months ended December 31, 2000 to $98,865 for the nine months ended December 31, 2001. The decrease resulted primarily from the diminishing availability of investment funds due to the continuing operating losses.

COST OF SALES

     Cost of sales of $1,322,763 for the nine months ended December 31, 2001 decreased by $185,843, or 12%, compared to $1,508,606 for the same period of the previous year. The decrease was a result of the 11% lower sales for the nine months ended December 31, 2001 compared to the same period of the previous year.

GROSS PROFIT AND GROSS MARGIN

     As a result of the lower sales, the BTX Instrument Division’s gross profit for the nine months ended December 31, 2001 in the amount of $1,694,984 represented a decrease of $183,387, or 10%, compared with $1,878,371 for the nine months ended December 31, 2000. The gross profit margin of 56% for the nine months ended December 31, 2001 remained at the same level as for the same period of the previous year.

RESEARCH AND DEVELOPMENT

     Research and development, which includes clinical trial costs, decreased by $1,852,564, or 44%, from $4,177,609 for the nine months ended December 31, 2000 to $2,325,045 for the nine months ended December 31, 2001. Reduced expenses in the oncology research area, partially due to the expiration of research grants, contributed to these lower expenses.

     The decrease also reflects lower clinical/regulatory expenses due to the completion of the Head and Neck Phase II clinical trials in the United States and Canada in the previous fiscal year. The Company is currently planning to enter a Phase III clinical trial, which is subject to the approval by the FDA.

     Reduced product development expenses in the BTX Instrument Division also contributed to the decrease in research and development expenses for the nine months ended December 31, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses, which consist of advertising, promotion and selling expenses, business development expenses, and general administrative expenses, increased by $1,067,730, or 22%, from $4,860,772 for the nine months ended December 31, 2000, to $5,928,502 for the nine months ended December 31, 2001. An increase in the general and administrative area was partially related to higher salary expenses resulting from additions to its senior management team between August 2000 and January 2001 and a one-time severance accrual in the amount of about $240,000 as a result of the termination of employment of a senior executive in May of 2001. Also, in April 2001 a reduction of the Company’s headcount resulted in additional severance expenses of approximately $35,000. The change of the Company’s jurisdiction from British Columbia to Delaware also contributed to additional legal expenses of approximately $50,000 in the quarter ended June 30, 2001.

     In October 2001, the Company reorganized to more effectively manage existing resources and to accommodate its stronger focus on oncology and gene therapy. Its work force was reduced by 16 employees, including the Chief Operating Officer and the

Chief Financial Officer. The estimated cost to the Company of this reorganization was approximately $211,000 which contributed to the increase in general and administrative expenses over the previous year’s nine-month period.

     Sales and Marketing expenses increased over the previous nine-month period ended December 31, 2000 by about $470,000 as marketing efforts to launch the Medpulser Electroporation Therapy System in Europe were initiated in early 2001. As part of the reorganization in October 2001 the Company decided to postpone the launch of the Medpulser Electroporation Therapy System in Europe to further reduce operating expenses.

NET INCOME/LOSS (NET INCOME/LOSS OF REPORTABLE SEGMENTS DOES NOT INCLUDE UNALLOCATED ITEMS SUCH AS INTEREST INCOME AND EXPENSE AND GENERAL AND ADMINISTRATIVE COSTS)

     The BTX Instrument Division reported net income in the amount of $520,280 for the nine months ended December 31, 2001, compared to a net income in the amount of $573,485 for the nine months ended December 31, 2000, which represents a decrease of $53,205. The decrease was attributable to the lower net sales in the nine months ended December 31, 2001 which were only partially offset by reduced development expenses.

     The Drug and Gene Delivery Division reported a net loss of $2,351,723 for the nine months ended December 31, 2001 compared to $3,039,275 for the nine months ended December 31, 2000, a decrease of $657,552, or 23%. The reduced loss was a result of lower research and clinical trial expenditures which more than offset lower revenues from license fees and milestone payments as well as lower revenues from grant funding and collaborative research and development arrangements.

     For the nine months ended December 31, 2001, the Company recorded a net loss of $6,359,790, compared with a net loss of $6,163,426 before the cumulative effect of a change in accounting principle for the nine months ended December 31, 2000, which meant an increase in net loss of $196,364, or 3%. The higher loss is attributable to the decrease of $1,171,067 in total revenues which more than offset the decrease of $974,703 in total operating expenses.

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

     During the year ended March 31, 2001 the Drug and Gene Delivery Division recorded revenues under collaborative research and development arrangements in the amount of $459,711 as a result of collaborative research agreements to develop electroporation technology for use in particular gene therapy applications. This represents a significant increase over the same period of the previous year since the Company did not enter into these research agreements until the end of calendar year 1999.

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

     Interest income for the year ended March 31, 2001 in the amount of $443,629 decreased by $112,564, or 20%, compared to the interest income for the year ended March 31, 2000 in the amount of $556,193. The decrease in interest income was attributable to the cash used in operating activities, which resulted in decreased levels of interest bearing financial instruments.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses which include advertising, promotion and selling expenses, decreased by $1,262,831, or 16%, from $7,886,159 for the twelve months ended March 31, 2000 to $6,623,328 for the twelve months ended March 31, 2001. While selling expenses for the year ended March 31, 2001 remained relatively constant compared to the previous year, general and administrative expenses decreased significantly. The decrease was primarily due to an approximately $900,000 reduction of stock based compensation expense incurred by the Company from March 31, 2000 to March 31, 2001 as a result of the Company’s decision to reduce the granting of stock options to consultants. Also, as a result of a review of the Company’s operating structure in the year ended March 31, 2000, certain staffing changes occurred and in December 1999, the Company entered into termination agreements with two of its senior executives. In accordance with the staffing changes and the terms of the termination agreements, the Company has accrued and recorded severance costs and certain benefits amounting to $597,183 for the year ended March 31, 2000.

Since such costs were not incurred in the year ended March 31, 2001, general and administrative costs decreased in the year ended March 31, 2001.

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

     The BTX Instrument Division reported a net income in the amount of $670,903 for the twelve months ended March 31, 2001 compared to a net income in the amount of $352,385 for the twelve months ended March 31, 2000. The $318,518 increase was attributable to the 16.3% increase in net sales, which more than offset the higher operating expenses.

     The Drug and Gene Delivery Division reported a net loss in the amount of $4,501,825 for the twelve months ended March 31, 2001 compared to a net loss in the amount of $4,921,954 for the twelve months ended March 31, 2000, a decrease of $420,129. The decrease is primarily a result of lower research and development expenses in the year ended March 31, 2001. The lower operating expenses more than offset the decrease in revenues for the Drug Delivery Division, which were a result of lower revenues from grant funding and milestone payments.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the last five fiscal years, the Company’s primary uses of cash have been to finance its research and development activities and clinical trial activities in the Drug and Gene Delivery Division. Since inception, the Company has satisfied its cash requirements principally from proceeds from the sale of equity securities.

     On January 17, 2001 the Company completed a public offering of 6,267,500 common shares at a price of CDN$1.35 per share for gross proceeds of CDN$8,461,125 (US$5,640,750) less expenses of CDN$1,102,877 (US$734,368). The Company also issued to its Agent, Canaccord Capital Corporation, compensation warrants exercisable until January 16, 2002 to acquire 500,000 common shares, at CDN$1.35 per common share. During the twelve months ended March 31, 2001, the Company issued 111,894 common shares upon the exercise of stock options of aggregate gross proceeds to the Company of $249,332. The Company also issued 50,000 common shares as compensation for corporate finance services.

     In January 2002, the Company reduced the exercise price of the 500,000 Agent’s Compensation Warrants from Cdn $1.35 to Cdn $1.10 and extended the expiry date to January 31, 2002. The Company agreed to the extension and the reduction of the exercise price of the warrants to provide the Agent with an incentive to exercise the warrants, as the exercise of the warrants would provide the Company with a fast and inexpensive method of financing to support the research and development of its products and would continue to foster the goodwill between the parties. On January 16, 2002, the Company issued 500,000 common shares in respect of the exercise of these warrants for gross proceeds of Cdn $550,000 (US $337,506).

     On November 30, 2001, the Company closed a private placement of 5,212,494 special warrants at a price of $0.45 per Special Warrant for gross proceeds of $2,345,622. Each Special Warrant entitles the holder to acquire one common share of the Company and one-half of a non-transferable warrant of the Company, without payment of further consideration, on the exercise or deemed exercise of the Special Warrant. Each full Warrant entitles the holder to purchase one common share at a price of $0.75 through May 30, 2003. The gross proceeds of this financing was reduced by issuance costs including the agent’s, Canaccord Capital Corporation, commission of $175,922 representing 7.5% of the gross proceeds and other issue costs estimated at $620,186. Other issue costs were incurred for services provided by the agent, expenses incurred by the agent, and legal and accounting services. A portion of the other issue costs was incurred for legal services provided by a law firm where one of the partners is a director of the Company. The agent was also granted Agent’s Series A Special Warrants entitling the holder to acquire 100,000 common shares of the Company, without payment of further consideration, exercisable on or before November 30, 2002 and Agent’s Series B Special Warrants entitling the agent to acquire 521,249 Agent’s Share Purchase Warrants. Each Agent’s Share Purchase Warrant entitles the holder to acquire one common share of the Company at a price of $0.45 per Agent’s Share Purchase Warrant, exercisable through May 30, 2003. The amount paid in cash to the agent relating to the November 30, 2001 private placement totaled $317,085.

     On January 25, 2002, the Company filed a preliminary prospectus in Canada qualifying the common shares and share purchase warrants of the Company. Of the total proceeds, 20% ($469,124) was withheld from the Company and placed in an escrow account by the placement agent. If the Company does not obtain approval for its Canadian prospectus and U.S. registration statement by February 28, 2002, the Company would not receive the funds held in escrow. On February 28, 2002, however, the purchasers extended the date for obtaining approval for the Canadian Prospectus and the U.S. registration statement from February 28, 2002 to March 29, 2002. As of December 31, 2001, the Company recorded net proceeds of $1,748,937 which are a result of $2,345,622 gross proceeds less $596,685 issuance costs incurred as of December 31, 2001.

     In November 2001, the Company entered into a note receivable agreement with one of its executive officers in the amount of $65,000, to enable the executive to purchase 144,000 Special Warrants offered through the Company’s private placement. The loan plus accrued interest, at an interest rate of 5.0%, is payable on or before November 9, 2004.

     In January 2002, the Company extended the expiration date of 499,199 consultant stock options from January 15, 2002 to January 31, 2002 and reduced the exercise price from between Cdn $1.25 and Cdn $4.13 to Cdn $1.15. On January 21, 2002 the Company issued 499,199 common shares in respect of the exercise of these stock options for gross proceeds of Cdn $574,079 (US $361,287). As a result additional stock-based compensation of $39,936 was recorded in January 2002 at a fair value of $0.08 per option which was estimated by using the Black Scholes Pricing Model.

     As of December 31, 2001, the Company had working capital of $2,002,577 compared to $6,736,869 as of March 31, 2001. The decrease is primarily a result of the $6,359,790 net loss for the nine months ended December 31, 2001 offset by the proceeds from the sales of Special Warrants.

     Most of the cash the Company has received during the nine months ended December 31, 2001 came from the sale and distribution of the Special Warrants in November 2001 and sales of BTX research-use equipment. Other funds came from collaborative research arrangements, interest income on reinvestments and the exercise of stock options.

     In October 2001, the Company reorganized to more effectively manage existing resources and to accommodate its stronger focus on oncology and gene therapy. Its work force was reduced by 16 employees. The estimated cost to the Company of this reorganization was approximately $211,000.

     As of December 31, 2001, the Company had an accumulated deficit of $47,361,720. The Company has operated at a loss since 1994, and it expects this to continue for some time. The amount of the accumulated deficit will continue to grow, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if the Company receives approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. As of the date of this filing, there is substantial doubt about the Company’s ability to continue as a going concern due to its historical negative cash flow and because the Company does not have access to sufficient committed capital to meet its projected operating needs for at least the next twelve months. As of December 31, 2001 the Company believes it has sufficient funds to fund operations through May 2002. In October 2001, the Company reduced its operating expenses through a reorganization of its operations by reducing its headcount by approximately 20%. As the reduction of the headcount alone will not prevent future operating losses, the Company is aggressively seeking further equity funding in order to satisfy its projected cash needs for at least the next twelve months. The Company is also evaluating the sale of non-core assets and exploring potential partnerships as additional ways to fund operations. However, the Company will continue to rely on outside sources of financing to meet its capital needs beyond next year. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is not able to secure additional funding, it will be required to further scale back its research and development programs, preclinical studies and clinical trials, and selling, general, and administrative activities and may not be able to continue in business.

     Accounts receivable as of December 31, 2001 in the amount of $940,330 increased slightly compared to $903,526 as of March 31, 2001, primarily due to a receivable from Valentis as a result from the licensing agreement entered into in November 2001.

     Inventories increased from $756,543 as of March 31, 2001 to $847,907 as of December 31, 2001. In the spring of 2001 the Company moved its production of disposable cuvettes from a US manufacturer to Taiwan. To achieve economies of scale, delivery volumes were changed from once per month to once per quarter. A shipment of cuvettes received in December contributed to an increase of inventory as of December 31, 2001 compared to March 31, 2001. Also, lower-than expected sales were partially responsible for the higher inventory level. The allowance for obsolescence was increased to provide for excess inventory caused by a delay in the anticipated launch in Europe of Drug and Gene delivery products.

     Current liabilities in the amount of $1,605,087 as of December 31, 2001 increased by $92,542, or 6%, compared to $1,512,545 as of March 31, 2001. The increase is primarily a result of severance accruals due to the reduction of workforce in October of 2001.

     The Company’s long term capital requirements will depend on numerous factors including:

•	The progress and magnitude of the research and development programs, including preclinical and clinical trials;

•	The time involved in obtaining regulatory approvals;

•	The cost involved in filing and maintaining patent claims;

•	Competitor and market conditions;

•	The ability to establish and maintain collaborative arrangements;

•	The ability to obtain grants to finance research and development projects; and

•	The cost of manufacturing scale-up and the cost of commercialization activities and arrangements.

     The ability to generate substantial funding to continue research and development activities, preclinical and clinical studies and clinical trials and manufacturing, scale-up, and selling, general, and administrative activities is subject to a number of risks and uncertainties and will depend on numerous factors including:

•	The ability to raise funds in the future through public or private financings, collaborative arrangements, grant awards or from other sources;

•	The potential for the Company to obtain equity investments, collaborative arrangements, license agreements or development or other funding programs in exchange for manufacturing, marketing, distribution or other rights to products developed by the Company; and

•	The ability to maintain existing collaborative arrangements.

     The Company cannot guarantee that additional funding will be available when needed or on favorable terms. If it is not, the Company will be required to scale back its research and development programs, preclinical studies and clinical trials, and selling, general, and administrative activities, or otherwise reduce or cease operations and its business and financial results and condition would be materially adversely affected.

CRITICAL ACCOUNTING POLICIES

     We believe the following critical accounting policies involve significant judgments and estimates that are used in the preparation of our financial statements.

     Revenue recognition.

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

     The Company has adopted a strategy of co-developing or licensing its gene delivery technology for specific genes or specific medical indications. Accordingly, the Company has entered into collaborative research and development agreements and has received funding for pre-clinical research and clinical trials. Payments under these agreements, which are non-refundable, are recorded as revenue as the related research expenditures are incurred pursuant to the terms of the agreement and provided collectibility is reasonably assured.

     License fees comprise initial fees and milestone payments derived from collaborative licensing arrangements. Non-refundable milestone payments continue to be recognized upon (i) the achievement of specified milestones when the Company has earned the milestone payment, (ii) the milestone payment is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement. The Company defers payments for milestone events which are reasonably assured and recognizes them ratably over the minimum remaining period of the Company’s performance obligations. Payments for milestones which are not reasonably assured are treated as the culmination of a separate earnings process and are recognized as revenue when the milestones are achieved.

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

Long-lived assets

     We assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we reduce the carrying value of the asset to fair value. While our current and historical operating and cash flow losses are potential indicators if impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through December 31, 2001.

Research and Development Expenses

     Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our electroporation technologies. Accordingly, the large majority of our transactions to date have related to research and development spending. We expense all such expenditures in the period incurred.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates related primarily to the increase or decrease in the amount of interest income we can earn on our cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our capital lease obligations. The Company is subject to interest rate risk on its capital lease arrangements which carry an average fixed annual rate of approximately 17% and on its cash equivalents which at December 31, 2001 had an average interest rate of approximately 2.64%. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

FOREIGN CURRENCY RISK

     We have operated primarily in the United States and most transactions in the fiscal year ending December 31, 2001, have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, nor do we have any foreign currency hedging instruments in place.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Beginning at Page F-1 at the end of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by Item 10 with respect to directors and officers is incorporated herein by reference to the information contained under the headings “Directors and Executive Officers of the Companys” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Company’s annual meeting of stockholders to be held on or about April 29, 2002 (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the information contained under the heading “Executive Compensation and Other Matters” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the information contained under the heading “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the information contained under the headings “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in the Proxy Statement.

PART IV

ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

GENETRONICS BIOMEDICAL CORPORATION

		Additions

	Balance at		Charged to		Balance at
	Beginning of	Charged to Costs	Other Accounts	Deductions	End of
Description	Period	and Expenses	(Describe)	(Describe)	Period

NINE MONTHS ENDED DECEMBER 31, 2001
Reserves and allowances deducted from asset Accounts:
Allowance for uncollectible accounts	$42,037	$(12,847)	—	—	$29,190
Allowance for obsolescence	$196,959	$45,657	—	—	$242,616
YEAR ENDED MARCH 31, 2001
Reserves and allowances deducted from asset Accounts:
Allowance for uncollectible accounts	$54,925	$(12,888)	—	—	$42,037
Allowance for obsolescence	$88,437	$108,522	—	—	$196,959
YEAR ENDED MARCH 31, 2000
Reserves and allowances deducted from asset Accounts Allowance for uncollectible accounts	$19,685	$43,149	—	$7,909 (1)	$54,925
Allowance for obsolescence	$22,817	$65,620	—	—	$88,437

(1)	Uncollectible accounts written off, net of recoveries.

     (a)(3) Index to Exhibits

     See Index to Exhibits beginning below.

     (b)  Reports on Form 8-K

     A report on Form 8-K was filed December 4, 2001 containing information relating to the private placement of 5,212,494 Special Warrants at a price of $0.45 per Special Warrant.

     (c)  Exhibits

Exhibit
Number	Description of Document

2.1	Plan of Reorganization(1)

3.1	Articles of Incorporation(2)

3.2	Bylaws(3)

4.3	Shareholders Rights Agreement dated June 20, 1997 by and between the Registrant and Montreal Trust Company of Canada, as amended on August 21, 1997(14)

10.1	2000 Stock Option Plan(4)

10.2	Forms of Incentive and Nonstatutory Stock Option Agreements used in connection with the 2000 Stock Option Plan(4)

10.3	Lease Agreement by and between the Registrant and Nexus Sorrento Glen LLC dated August 26, 1999(5)

10.4	Stock Purchase Agreement dated October 6, 1998 by and between the Registrant and Johnson & Johnson Development Corporation(6)

10.5	Consulting Services Agreement dated December 6, 1999 by and between the Registrant and Lois J. Crandell(7)

10.6	Consulting Services Agreement dated December 6, 1999 by and between the Registrant and Günter A. Hofmann(7)

10.7	First Amendment to Agreement Concerning Termination of Employment of Lois J. Crandell dated May 24, 2000 by and between the Registrant and Lois J. Crandell(8)

10.8	First Amendment to Consulting Services Agreement dated May 24, 2000 by and between the Registrant and Lois J. Crandell(8)

10.9	First Amendment to Agreement Concerning Termination of Employment of Günter A. Hofmann dated May 24, 2000 by and between the Registrant and Günter A. Hofmann(8)

10.10	First Amendment to Consulting Services Agreement dated May 24, 2000 by and between the Registrant and Günter A. Hofmann(8)

10.11	Distribution Agreement Effective April 1, 2000 by and between the Company and Merck Eurolab GMBH(9) †

10.12	License Agreement dated September 20, 2000 by and between the Registrant and the University of South Florida Research Foundation, Inc.,(10) †

10.13	Warrant to Purchase Common Stock, dated September 15, 2000 by and between the Registrant and the University of South Florida Research Foundation(10) †

10.14	Warrant to Purchase Common Stock, dated September 15, 2000 by and between the Registrant and Dr. Richard Gilbert(10) †

10.15	Warrant to Purchase Common Stock, dated September 15, 2000 by and between the Registrant and Dr. Richard Heller(10) †

10.16	Warrant to Purchase Common Stock, dated September 15, 2000 by and between the Registrant and Dr. Mark Jaroszeski(10) †

10.17	Distributorship Agreement dated December 1, 2000 by and between the Registrant and Fisher Scientific Company LLC(11) †

10.18	Consulting Services Agreement dated May 15, 2001 by and between the Registrant and Martin Nash(12)

10.19	Separation Agreement dated July 17, 2001 by and between the Registrant and Martin Nash(13)

10.20	Amended 2000 Stock Option Plan(13)

10.21	Employment Agreement dated October 10, 2001 by and between the Registrant and Avtar Dhillon(14)

Exhibit
Number	Description of Document

10.22	Separation Agreement dated November 7, 2001 by and between the Registrant and Terry Gibson

10.23	Agency Agreement — Special Warrant Private Placement dated November 1, 2001 by and between the Registrant and Canaccord Capital Corporation

10.24	Employment Agreement dated October November 15, 2001 by and between the Registrant and James L. Heppell

10.25	Separation Agreement dated November 20, 2001 by and between the Registrant and Grant Denison, Jr.

21.1	Subsidiaries of the Registrant (8)

23.1	Consent of Ernst & Young LLP, Independent Auditors (San Diego, California)

23.2	Consent of Ernst & Young LLP, Independent Auditors (Vancouver)

24.1	Power of Attorney. Reference is made to page headed “Signatures”

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Filed as an exhibit to Registrant’s Form S-4 on April 9, 2001 and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Registration Statement on Form S-4 (333-56978) and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Form S-8 on April 2, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Form 10-K for the period ended March 31, 1999 and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s Form 10-K for the year ended March 31, 2000 and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant’s Form S-3/A (333-76738) and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on this day April 1, 2002.

Genetronics Biomedical Corporation

By:	/s/ Avtar Dhillon

Avtar Dhillon President and Chief Executive Officer

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Avtar S. Dhillon and Markus Hofmann, or any of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Avtar Dhillon Avtar Dhillon	President, Chief Executive Officer (Principal Executive Officer), Director	April 1, 2002

/s/ Markus Hofmann Markus Hofmann	Acting Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	April 1, 2002

/s/ Felix Theeuwes Felix Theeuwes	Director	April 1, 2002

/s/ James L. Heppell James L. Heppell	Director	April 1, 2002

/s/ Gordon J. Politeski Gordon J. Politeski	Director	April 1, 2002

GENETRONICS BIOMEDICAL CORPORATION
(in United States dollars)

Index to Financial Statements

     The consolidated financial statements required by this item are submitted in a separate section beginning on page F-2 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Genetronics Biomedical Corporation

     We have audited the accompanying consolidated balance sheet of Genetronics Biomedical Corporation (the “Company”) as of December 31, 2001 and the related consolidated statements of loss and comprehensive loss, shareholders’ equity and cash flows for the nine months ended December 31, 2001. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001 and the consolidated results of its operations and its cash flows for the nine months ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the information as at December 31, 2001 and for the nine months ended December 31, 2001, included in the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, is presented fairly in all material respects.

     As discussed in Note 1 to the financial statements, the Company has reported accumulated losses of $47,361,720 and without additional financing, lacks sufficient working capital to fund operations for the entire fiscal year ended December 31, 2002, which raises substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are described in Note 1. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

San Diego, California, February 1, 2002, except for the third paragraph of Note 21, as to which the date is March 7, 2002	/s/ Ernst & Young, LLP Ernst & Young, LLP

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Genetronics Biomedical Corporation (formerly Genetronics Biomedical Ltd.)

     We have audited the consolidated balance sheets of Genetronics Biomedical Corporation (formerly Genetronics Biomedical Ltd.) as at March 31, 2001 and the consolidated statements of loss and comprehensive loss, shareholders’ equity and cash flows for each of the years in the two year period ended March 31, 2001. Our audits also included the information as at and for each of the years in the two year period ended March 31, 2001 included in the financial statement schedule listed at Item 13(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2001 and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 2001 in accordance with accounting principles generally accepted in the United States. Also, in our opinion, the information as at and for each of the years in the two year period ended March 31, 2001, included in the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, is presented fairly in all material respects.

     As discussed in note 4 to the financial statements, during the year ended March 31, 2001 the Company changed its method of accounting for revenue recognition.

     On May 4, 2001, we reported separately to the shareholders of Genetronics Biomedical Corporation (formerly Genetronics Biomedical Ltd.) on financial statements for the same period, prepared in accordance with Canadian generally accepted accounting principles.

Vancouver, Canada,
May 4, 2001, except for Notes 1 and 11,
which are as at December 19, 2001

/s/ ERNST & YOUNG LLP Chartered Accountants

Comments by Auditor for U.S. Readers on Canada-U.S. Reporting Differences

     In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when since the date of completion of our audit of the financial statements and initial issuance of our report thereon dated May 4, 2001 the Company has experienced conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in Note 1 to the financial statements. Our report to the shareholders dated May 4, 2001 (except for Notes 1 and 11, which are as of December 19, 2001) is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors’ report when these are adequately disclosed in the financial statements.

Vancouver, Canada,
December 19, 2001

/s/ ERNST & YOUNG LLP Chartered Accountants

Genetronics Biomedical Corporation
a Delaware corporation (formerly Genetronics Biomedical Ltd.)

CONSOLIDATED BALANCE SHEETS
[See Note 1 — Nature of Business and Basis of Presentation]

	(in U.S. dollars and U.S. GAAP)
	December 31,	March 31,
	2001	2001
	$	$

ASSETS
Current
Cash and cash equivalents [note5]	1,813,100	3,721,326
Short-term investments [note 5]	—	2,806,620
Accounts receivable, net of allowance for doubtful accounts of $29,000 [March 31, 2001 -$42,000] [note 6]	940,330	903,526
Inventories [note 7]	847,907	756,543
Prepaid expenses and other	6,327	61,399

Total current assets	3,607,664	8,249,414

Fixed assets, net [note 8]	648,176	904,026
Other assets, net [note 9]	2,377,874	2,332,826

	6,633,714	11,486,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued expenses [notes 10, 12 and 17]	1,462,592	1,393,585
Current portion of obligations under capital leases [note 13]	27,475	68,931
Deferred revenue	115,020	50,029

Total current liabilities	1,605,087	1,512,545

Obligations under capital leases[note 13]	20,642	48,532
Deferred rent	44,880	34,901

Total liabilities	1,670,609	1,595,978

Commitments [note 13]
Shareholders’ equity [note 11]
Common stock — par value $0.001 Authorized shares: 100,000,000 Issued and outstanding: 33,760,968 at December 31, 2001 and 33,756,718 at March 31, 2001	33,761	33,757
Class A Preferred stock — par value $0.001 Authorized shares: 100,000,000 Issued and outstanding: nil at December 31, 2001 and March 31, 2001	—	—
Common Stock Issuable [note 11]	55,000
Additional paid in capital [note11]	51,123,760	50,958,547
Special warrants [note 11]	1,748,937	—
Receivables from executive/shareholders for stock purchase [note 11]	(534,395)	—
Other accumulated comprehensive loss	(102,238)	(100,086)
Accumulated deficit	(47,361,720)	(41,001,930)

Total shareholders’ equity	4,963,105	9,890,288

	6,633,714	11,486,266

See accompanying notes

Genetronics Biomedical Corporation (formerly Genetronics Biomedical Ltd.)

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
[See Note 1 — Nature of Business and Basis of Presentation]

	(in U.S. dollars and U.S. GAAP)
	Nine months ended	Year ended	Year ended
	December 31,	March 31,	March 31,
	2001	2001	2000
	$	$	$

REVENUE
Net sales [note 6 and 16]	3,017,747	4,452,939	4,134,436
License fee and milestone payments[note 6]	981	3,730,392	416,667
Government grants	—	101,086	334,901
Revenues under collaborative research and development arrangements	109,669	459,711	191,335

	3,128,397	8,744,128	5,077,339

EXPENSES
Cost of sales	1,322,763	1,925,118	2,023,899
Research and development [note19]	2,325,045	5,771,774	6,402,962
Selling, general and administrative[note 12 and 19]	5,928,502	6,623,328	7,886,159

	9,576,310	14,320,220	16,313,020

Loss from operations	(6,447,913)	(5,576,092)	(11,235,681)
Other income(expense)
Interest income	98,865	443,629	556,193
Interest expense	(10,742)	(20,380)	(24,342)
Foreign exchange loss	—	(66,453)	—
Net loss before cumulative effect of change in accounting principle	(6,359,790)	(5,219,296)	(10,703,830)
Cumulative effect of change in accounting principle for revenue recognition[note 4]	—	(3,647,059)	—

Net loss	(6,359,790)	(8,866,355)	(10,703,830)
Foreign currency translation gain(loss) adjustment	—	(1,327)	2,090
Unrealized gain on short-term investments/ Reclassification of loss	(2,152)	2,152	—

Comprehensive loss	(6,361,942)	(8,865,530)	(10,701,740)

Loss per common share:
Loss before cumulative effect of change in accounting principle	(0.19)	(0.19)	(0.48)
Cumulative effect of a change in accounting Principle	—	(0.13)	—

Loss per common share — basic and diluted	(0.19)	(0.32)	(0.48)

Pro forma loss assuming the change in accounting principles is applied retroactively	(6,359,790)	(5,219,296)	(10,468,536)
Pro forma loss per common share — basic and diluted assuming the change in accounting principle is applied retroactively	(0.19)	(0.19)	(0.47)
Weighted average number of common shares	33,759,404	27,648,854	22,107,190

See accompanying notes

Genetronics Biomedical Corporation (formerly Genetronics Biomedical Ltd.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

[See Note 1 — Nature of Business and Basis of Presentation] (in U.S. dollars and U.S. GAAP)

	Common Stock		Common		Receivables
			Stock	Special	From
	Shares	Amount	Issuable	Warrants	Executive/Shareholders
	#	$	$	$	$

	[restated note 11]
Balance at March 31, 1999	21,666,266	21,666	—	—	—
Exercise of stock options for cash	988,542	989	—	—	—
Exercise of Agent’s Special Warrants for cash	151,300	151	—	—	—
Issued for corporate finance services	30,000	30	—	—	—
Issuance of Special Warrants (net Of issuance costs of $1,498,742)	—	—	—	11,063,758	—
Issued pursuant to exercise of Special Warrants	23,000	23	—	(60,766)	—
Cancelled escrow shares [note 11]	(26,784)	(27)	—	—	—
Stock-based compensation	—	—	—	—	—
Unrealized gain on foreign currency translation	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at March 31, 2000	22,832,324	22,832	—	11,002,992	—
Private placement (net of issuance costs of $734,368) for cash [note 11]	6,267,500	6,268	—	—	—
Exercise of stock options for cash	111,894	112	—	—	—
Exercise of warrants for cash [note 11]	180,500	180	—	—	—
Issued for corporate finance services [note 11]	50,000	50	—	—	—
Issued pursuant to exercise of Special Warrants [note 11]	4,164,500	4,165	—	(11,002,992)	—
Issued pursuant to license agreement [note 11]	150,000	150	—	—	—
Stock-based compensation			—		—
Unrealized loss on foreign currency translation	—	—	—	—	—
Unrealized gains on short-term investments	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at March 31, 2001	33,756,718	33,757	—	—	—
Exercise of stock options for cash	4,250	4	—	—	—
Issuance of Special Warrants (net of cost) for cash	—	—	—	1,748,937	—
Issuance of note receivable from executive for purchase of stock	—	—	—	—	(65,271)
Receivable from shareholders					(469,124)
Common Stock issuable pursuant to services	—	—	55,000	—	—
Unrealized losses on short-term investments	—	—	—	—	—
Stock-based compensation	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 2001	33,760,968	33,761	55,000	1,748,937	(534,395)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Other
	Additional	Accumulated		Total
	Paid-in	Comprehensive	Accumulated	Shareholder's
	Capital	Loss	Deficit	Equity
	$	$	$	$

	[restated note 11]
Balance at March 31, 1999	29,769,441	(103,001)	(21,431,745)	8,256,361
Exercise of stock options for cash	1,515,250	—	—	1,516,239
Exercise of Agent’s Special Warrants for cash	500,652	—	—	500,803
Issued for corporate finance services	91,860	—	—	91,890
Issuance of Special Warrants (net Of issuance costs of $1,498,742)	—	—	—	11,063,758
Issued pursuant to exercise of Special Warrants	60,743	—	—	—
Cancelled escrow shares [note 11]	27	—	—	—
Stock-based compensation	1,103,888	—	—	1,103,888
Unrealized gain on foreign currency translation	—	2,090	—	2,090
Net loss	—	—	(10,703,830)	(10,703,830)

Balance at March 31, 2000	33,041,861	(100,911)	(32,135,575)	11,831,199
Private placement (net of issuance costs of $734,368) for cash [note 11]	4,900,114	—	—	4,906,382
Exercise of stock options for cash	249,220	—	—	249,332
Exercise of warrants for cash [note 11]	597,275	—	—	597,455
Issued for corporate finance services [note 11]	44,950	—	—	45,000
Issued pursuant to exercise of Special Warrants [note 11]	10,998,827	—	—	—
Issued pursuant to license agreement [note 11]	900,300	—	—	900,450
Stock-based compensation	226,000	—	—	226,000
Unrealized loss on foreign currency translation	—	(1,327)	—	(1,327)
Unrealized gains on short-term investments	—	2,152	—	2,152
Net loss	—	—	(8,866,355)	(8,866,355)

Balance at March 31, 2001	50,958,547	(100,086)	(41,001,930)	9,890,288
Exercise of stock options for cash	4,619	—	—	4,623
Issuance of Special Warrants (net of cost) for cash	—	—	—	1,748,937
Issuance of note receivable from executive for purchase of stock	—	—	—	(65,271)
Receivable from shareholders				(469,124)
Common Stock issuable pursuant to services	—	—	—	55,000
Unrealized losses on short-term investments	—	(2,152)	—	(2,152)
Stock-based compensation	160,594	—	—	160,594
Net loss	—	—	(6,359,790)	(6,359,790)

Balance at December 31, 2001	51,123,760	(102,238)	(47,361,720)	4,963,105

See accompanying notes

Genetronics Biomedical Corporation (formerly Genetronics Biomedical Ltd.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
[See Note 1 — Nature of Business and Basis of Presentation]

	(in U.S. dollars and U.S. GAAP)
	Nine months ended	Year ended	Year ended
	December 31	March 31	March 31
	2001	2001	2000
	$	$	$

OPERATING ACTIVITIES
Net loss for the period	(6,359,790)	(8,866,355)	(10,703,830)
Items not involving cash:
Depreciation and amortization	514,973	655,497	566,358
Restructuring charges	86,454	(277,451)	288,042
Stock-based compensation	215,594	226,000	1,103,888
Provision for (recovery of) doubtful accounts	(12,847)	(12,888)	43,149
Provision for inventory obsolescence	45,657	108,522	65,620
Write-down of fixed assets	—	17,156	—
Gain on disposal of fixed assets	(6,467)	—	—
Write-down of other assets	4,649	31,360	—
Deferred rent	9,979	24,929	408
Deferred revenue	64,991	(218,636)	268,665
Changes in non-cash working capital items:
Accounts receivable	(23,957)	229,812	(386,951)
Inventories	(127,021)	(253,423)	(21,356)
Prepaid expenses and other	41,172	78,024	(133,328)
Accounts payable and accrued expenses	(17,447)	(113,048)	118,599

Cash used in operating activities	(5,564,060)	(8,370,501)	(8,790,736)

INVESTING ACTIVITIES
Sale (Purchase) of short-term investments	2,804,468	(2,804,468)	—
Purchase of fixed assets	(27,574)	(263,970)	(289,511)
Increase in other assets	(288,651)	(320,587)	(495,581)

Cash provided by (used in) investing activities	2,488,243	(3,389,025)	(785,092)

FINANCING ACTIVITIES
Payments on obligations under capital leases	(51,574)	(58,334)	(45,892)
Payment of loan to executive	(65,271)	—	—
Proceeds from issuance of Special Warrants, net of issue costs	1,279,813	—	11,155,648
Proceeds from issuance of common shares, net of issue costs	4,623	5,798,169	2,017,042

Cash provided by financing activities	1,167,591	5,739,835	13,126,798

Effect of exchange rate changes on cash	—	(1,327)	2,090

Increase (decrease) in cash and cash equivalents	(1,908,226)	(6,021,018)	3,553,060
Cash and cash equivalents, beginning of period	3,721,326	9,742,344	6,189,284

Cash and cash equivalents, end of period	1,813,100	3,721,326	9,742,344

See accompanying notes

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

     On June 15, 2001, the Company completed a change in its jurisdiction of incorporation from British Columbia, Canada into the state of Delaware. The change was accomplished through a continuation of Genetronics Biomedical Ltd., a British Columbia Corporation, into Genetronics Biomedical Corporation, a Delaware corporation. Concurrent with the continuation of the Company in Delaware, the shareholders authorized for issuance 100,000,000 common shares with a $0.001 par value. The Company also changed its fiscal year end from March 31 to December 31.

     The Company’s consolidated financial statements for the nine months ended December 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

     The Company incurred a net loss of $6,359,790 for the nine months ended December 31, 2001, has a working capital of $2,002,577 and has an accumulated deficit of $47,361,720 at December 31, 2001. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In October 2001, the Company reduced its operating expenses through a reorganization of its operations by reducing its headcount by approximately 20%. As the reduction of the headcount alone will not prevent future operating losses, the Company is aggressively seeking further funding in order to satisfy its projected cash needs for at least the next twelve months. The Company will continue to rely on outside sources of financing to meet its capital needs beyond next year. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is not able to secure additional funding, it will be required to further scale back its research and development programs, preclinical studies and clinical trials, and selling, general, and administrative activities and may not be able to continue in business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue in business.

SELECTED FINANCIAL DATA FOR NINE MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000

     The following is selected financial data for the Short Fiscal Year ended December 31, 2001 and the comparable prior year period:

	Nine	Nine
	Months	Months
	Ended	Ended
	December 31,	December 31, 2000
Fiscal Periods Ended	2001	(Unaudited)

Net Sales	$3,017,747	$3,386,977
License fee and milestone payments	981	259,802
Revenues under collaborative research and development arrangements and government grants	109,669	411,502
Gross Profit	1,694,984	1,878,371
Interest Income	98,865	340,048
Net Loss for Period before cumulative effect of change in accounting principle	(6,359,790)	(6,163,426)
Cumulative effect on prior years of change in accounting principle (1)	—	(3,647,059)
Net Loss for Period	(6,359,790)	(9,810,485)
Amounts per common share — basic and diluted:
Net loss before cumulative effect of change in accounting principle	(0.19)	(0.24)
Cumulative effect of change in accounting principle	—	(0.14)
Net Loss	(0.19)	(0.38)
Pro forma loss assuming the change in accounting principle is applied retroactively	(6,359,790)	(6,163,426)
Pro forma loss per common share assuming the change in accounting principle is applied retroactively	(0.19)	(0.24)

(1)	During the fourth quarter ended March 31, 2001, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Effective April 1, 2000, the Company recorded the cumulative effect of the accounting change.

2. ACCOUNTING POLICIES

     As a result of the continuation of the Company from British Columbia, Canada, to Delaware, these financial statements have been prepared in accordance with generally accepted accounting principles in the United States. A reconciliation of amounts presented in accordance with Canadian generally accepted accounting principles is detailed in note 20. The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Consolidation

     These consolidated financial statements include the accounts of Genetronics Biomedical Corporation and its wholly-owned subsidiary, Genetronics, Inc., a company incorporated in the state of California. Effective May 2000, Genetronics Inc. closed the operations of its wholly owned subsidiary Genetronics SA, a company incorporated in France and subsequently sold its investment in Genetronics SA for nominal consideration to Geser SA, a company owned by the former General Manager of Genetronics SA. Significant intercompany accounts and transactions have been eliminated on consolidation.

Use of estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts recorded in the consolidated financial statements. Actual results could differ from those estimates.

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

Fixed assets

     Fixed assets are stated at cost and depreciated over the estimated useful lives of the assets (three to seven years) using the straight-line method. Leasehold improvements and equipment under capital leases are being depreciated over the shorter of the estimated useful lives of the assets or the term of the lease. Depreciation of leased assets is included in depreciation and amortization.

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

Long-Lived Assets

     In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the future discounted cash flows associated with the use of the asset to determine fair value. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future discounted cash flows to be received from the long-lived assets will exceed the assets carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2001.

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

Advertising costs

     Advertising costs are expensed as incurred. Advertising expense for the nine months ended December 31, 2001 was $174,147 [year ended March 31, 2001 - $198,329; year ended March 31, 2000 — $225,035].

Government grants

     The Company receives non-refundable grants under available government programs. Government grants towards current expenditures are recorded as revenue when there is reasonable assurance that the Company has complied with all conditions necessary to receive the grants, collectibility is reasonably assured, and as the expenditures are incurred.

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

     The Company has adopted a strategy of co-developing or licensing its gene delivery technology for specific genes or specific medical indications. Accordingly, the Company has entered into collaborative research and development agreements and has received funding for pre-clinical research and clinical trials. Payments under these agreements, which are non-refundable, are recorded as revenue as the related research expenditures are incurred pursuant to the terms of the agreement and provided collectibility is reasonably assured.

     License fees comprise initial fees and milestone payments derived from collaborative licensing arrangements. Non-refundable milestone payments continue to be recognized upon (i) the achievement of specified milestones when the Company has earned the milestone payment, (ii) the milestone payment is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement. The Company defers payments for milestone events which are reasonably assured and recognizes them ratably over the minimum remaining period of the Company’s performance obligations. Payments for milestones which are not reasonably assured are treated as the culmination of a separate earnings process and are recognized as revenue when the milestones are achieved.

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

Recent accounting pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS133), as amended by SFAS137 and SFAS138. SFAS133, as amended, was effective for the Company’s year commencing April 1, 2001.

The Company’s adoption of SFAS133 did not have a material impact on the Company’s operations or financial position.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations” and No. 142 Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and provides guidance on the initial recognition and measurement of goodwill and other intangible assets. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company does not believe that the adoption of SFAS 141 and SFAS 142 will have a significant effect on its financial statements.

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

     The Company had received cumulative up-front payments of approximately $4,000,000 through April 1, 2000. In accordance with SAB 101, the Company is required to record these fees over the life of the arrangement, which was terminated in the year ended March 31, 2001 (See Note 6). As a result of this change, revenues in the year ended March 31, 2001 have increased by $3,647,059 and the cumulative effect of this change in accounting principle is a charge of $3,647,059 in the year ended March 31, 2001.

5. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     At December 31, 2001, cash equivalents include approximately $963,893 of commercial paper with an average interest rate of 2.64%. At March 31, 2001, cash equivalents include approximately $3,018,819 of commercial paper and term deposits with an average interest rate of 5.44%. In addition, cash equivalents included amounts denominated in Cdn dollars aggregating $nil at December 31, 2001, [March 31, 2001 — $374,955].

     At March 31, 2001, short-term investments comprised mainly commercial paper and term deposits with an average interest rate of 5.39% and maturities to June 15, 2001.

6. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     The Company relies on distributors for the sale of its products. For the nine months ended December 31, 2001, approximately 33% of sales were through one distributor [year ended March 31, 2001 — 39%; year ended March 31, 2000 — 28%]. As at December 31, 2001, $346,035 is due from two distributors which is included in accounts receivable [March 31, 2001 — $316,356].

     Credit is extended based on an evaluation of a customer’s financial condition and generally collateral is not required. To date, credit losses have not been significant.

     In November 2001, the Company entered into a non-exclusive license with Valentis, Inc. to use its MedPulser® System in the development of its Genemedicine™ products. The Company will receive an insignificant upfront payment in the first quarter of 2002 and payments upon the achievements of specified milestones in the form of cash and stock of Valentis as well as a supply agreement between the two companies. The agreement expires in 2018.

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

7. INVENTORIES

	December 31,	March 31,
	2001	2001
	$	$

Raw materials	740,590	564,034
Work in process	49,070	85,006
Finished goods	300,863	304,462

	1,090,523	953,502
Less: allowance for obsolescence	(242,616)	(196,959)

	847,907	756,543

8. FIXED ASSETS

		Accumulated	Net book
	Cost	depreciation	value
	$	$	$

As at December 31, 2001
Machinery, equipment and office furniture	1,718,558	1,159,353	559,205
Leasehold improvements	435,304	389,793	45,511
Equipment under capital leases	200,567	157,107	43,460

	2,354,429	1,706,253	648,176

As at March 31, 2001
Machinery, equipment and office furniture	1,767,009	1,018,103	748,906
Leasehold improvements	435,304	368,078	67,226
Equipment under capital leases	256,788	168,894	87,894

	2,459,101	1,555,075	904,026

     During the nine months ended December 31, 2001, the Company wrote off $nil of fixed assets that had no future value [year ended March 31, 2001 — $17,156; year ended March 31, 2000 — $nil].

9. OTHER ASSETS

	December 31, 2001	March 31, 2001
	$	$

Patent costs, net	1,601,055	1,471,590
License costs, net	750,375	834,792
Other	26,444	26,444

	2,377,874	2,332,826

     Patent costs are net of accumulated amortization of $619,247 at December 31, 2001 [March 31, 2001 — $465,358]. License costs are net of accumulated amortization of $150,075 at December 31, 2001 [March 31, 2001 — $65,658].

     The Company has two primary groups of patents (Group 1 and Group 2), which are being amortized over a period of 8 years and 17 years, respectively. The patent balance, net of accumulated amortization, of Group 1 totaled $1,090,047 at December 31, 2001 [March 31, 2001 — $925,134]. The patent balance, net of accumulated amortization, of Group 2 totaled $511,008 at December 31, 2001 [March 31, 2001 — $546,456]. License costs, net of accumulated amortization, totaled $750,375 at December 31, 2001 [March 31, 2001 — $834,792] and are being amortized over a period of 8 years.

     During the nine months ended December 31, 2001, the Company wrote off patent costs of $4,649 with respect to patents not directly related to the Company’s current focus [year ended March 31, 2001 — $31,360; year ended March 31, 2000 — $nil].

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,	March 31,
	2001	2001
	$	$

Trade accounts payable	624,558	907,584
Accrued compensation [Note 12]	509,975	347,277
Customer deposits	6,648	4,192
Accrued legal	19,283	45,810
Accrued clinical	78,685	1,989
Accrued warranties	86,406	47,912
Accrued expenses	137,037	38,821

	1,462,592	1,393,585

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

     Pursuant to a consulting agreement dated June 12, 2001, the Company agreed to issue shares with a value of $55,000 based on the fair market value of the Company’s common stock on the completion date of the project in October 2001. As of December 31, 2001 these shares had not been issued and were recorded as common stock issuable. The 100,000 common shares were subsequently issued on January 9, 2002.

     On September 15, 2000, the Company entered into an exclusive license agreement with the University of South Florida Research Foundation, Inc. (“USF”), whereby USF granted the Company an exclusive, worldwide license to USF’s rights in patents and patent applications generally related to needle electrodes (“License Agreement”). These electrodes were jointly developed by the Company and USF. Pursuant to the License Agreement, the Company granted USF and its designees warrants to acquire 600,000 common shares for $2.25 per share until September 14, 2010. Of the total warrants granted, 300,000 vest at the date of grant and the remainder will vest upon the achievement of certain milestones. The 300,000 non-forfeitable vested warrants were valued at $553,950 using the Black-Scholes pricing model and were recorded as other assets with a credit to additional paid in capital. The remaining 300,000 warrants are forfeitable and will be valued at the fair value on the date of vesting using the Black-Scholes pricing model.

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

Special Warrants

     On November 30, 2001, the Company closed a private placement of 5,212,494 special warrants at a price of $0.45 per Special Warrant for gross proceeds of $2,345,622. Each Special Warrant entitles the holder to acquire one common share of the Company and one-half of a non-transferable warrant of the Company, without payment of further consideration, on the exercise or deemed exercise of the Special Warrant. Each full Warrant entitles the holder to purchase one common share at a price of $0.75 through May 30, 2003. The gross proceeds of this financing was reduced by issuance costs including the agent’s commission of 7.5% of the gross proceeds of $175,922 and other issue costs estimated at $552,663. The agent was also granted Agent’s Series A Special Warrants entitling the holder to acquire 100,000 common shares of the Company, without payment of further consideration, exercisable on or before November 30, 2002 and Agent’s Series B Special Warrants entitling the agent to acquire 521,249 Agent’s Share Purchase Warrants. Each Agent’s Share Purchase Warrant entitles the holder to acquire one common share of the Company at a price of $0.45 per Agent’s Share Purchase Warrant, exercisable through May 30, 2003.

     On January 25 , 2002, the Company filed a preliminary prospectus in Canada qualifying the common shares and share purchase warrants of the Company. Of the total gross proceeds, 20% ($469,124) was withheld from the Company and placed in an escrow account by the placement agent. If the Company does not obtain approval for its Canadian prospectus and U.S. registration statement by February 28, 2002(see Note 21), the Company will not receive the funds held in escrow. As of December 31, 2001, the Company recorded proceeds of $1,748,937 for the proceeds from the sale of the 5,212,494 Special Warrants, net of issuance costs of $596,685. The 20% held in escrow is recorded as a receivable from the shareholders.

     In November 2001, the Company entered into a note receivable agreement with one of its executive officers in the amount of $65,000, to enable the executive to purchase 144,000 Special Warrants offered through the Company’s private placement [note 19[i]]. The loan plus accrued interest, at an interest rate of 5.0%, is payable on or before November 9, 2004.

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

Warrants

     In connection with the issuance of 1,955,000 common shares pursuant to an Agency Agreement dated April 15, 1997, the Company granted the agent warrants to acquire 200,000 common shares for Cdn. $4.30 per share until May 26, 1998. During the year ended March 31, 1999, the Company amended the terms of the warrants by increasing the exercise price to Cdn. $4.73 and extending the expiration date to November 30, 1998. These warrants were exercised during the year ended March 31, 1999.

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

     The 1995 stock option plan (the “1995 Plan”) was approved by the shareholders in 1995 and subsequently amended in 1997. The 1995 Plan was suspended by the Board of Directors in June 1997 and no further options will be granted pursuant to this plan. As at December 31, 2001, there are 806,000 options outstanding pursuant to the 1995 Plan.

     The 1997 stock option plan (the “1997 Plan”), as amended in 1999, was approved by the shareholders in July 1999. The 1997 Plan was suspended by the Board of Directors in July 2000 and no further options will be granted pursuant to this plan. As at December 31, 2001, there are 2,138,425 options outstanding pursuant to the 1997 Plan.

     The 2000 Stock Option Plan (the “2000 Plan”), effective July 31, 2000, was approved by the shareholders on August 7, 2000, pursuant to which 7,400,000 common shares are reserved for issuance to executive officers, directors, employees and consultants of the Company. The 2000 Plan supercedes all previous stock option plans. At December 31, 2001, 849,825 common shares are available for future grants and 2,826,500 stock options are outstanding pursuant to the 2000 Plan. The options available for issuance under the 2000 Plan generally have a term of ten years and vest over a period of three years. The Plan will terminate on July 30, 2010.

     The Company accounts for options granted to non-employees in accordance with EITF 96-18 and FAS 123. The fair value of these options at the measurement dates was estimated using the Black-Scholes pricing model. The weighted-average fair value of the options granted to non-employees for the nine months ended December 31, 2001 and the years ended March 31, 2001 and 2000 was $1.08, $1.35, and $1.41, respectively.

     During the year ended March 31, 2000, the Company amended the terms of certain stock options to former officers of the Company pursuant to the agreements in note 12, by accelerating the remaining vesting period of 200,000 stock options at an exercise price of $2.95 from 25% each year to 100% immediately and extending the expiration date of the 200,000 stock options and 413,325 vested options. As a result additional stock-based compensation was recorded in the fiscal year ended March 31, 2000 of $697,924 at a weighted average fair value of $1.14 which was estimated by using the Black Scholes Pricing Model.

     Total stock-based compensation for options granted to non-employees for the nine months ended December 31, 2001 and the years ended March 31, 2001 and 2000 was $160,594, $226,000, and $1,103,888, respectively.

     The following table summarizes the stock options outstanding at December 31, 2001:

	Options outstanding			Options exercisable

		Weighted	Weighted		Weighted
Range of	Number of	average	average	Number of	average
exercise	options	remaining	exercise	options	exercise
prices	outstanding	contractual life	price	exercisable	price
$	#	(years)	$	#	$

0.43 - 0.55	1,305,125	9.77	0.49	452,875	0.51
0.70 - 1.00	311,375	8.12	0.89	230,875	0.85
1.12 - 1.66	1,504,250	7.29	1.36	1,012,623	1.31
1.69 - 2.52	586,475	5.41	2.19	567,475	2.19
2.55 - 3.75	1,644,950	4.26	2.92	1,605,700	2.91
4.00 - 5.50	418,750	7.99	4.28	265,250	4.25

	5,770,925	6.89	1.88	4,134,798	2.13

     Stock option transactions for the year and the number of stock options outstanding are summarized as follows:

	No. of common	Weighted average
	shares issuable	exercise price
	#	$

Balance, March 31, 1999	4,654,136	2.24
Options granted	1,048,200	3.57
Options exercised	(988,542)	1.53
Options forfeited	(198,250)	2.71

Balance, March 31, 2000	4,515,544	2.63
Options granted	1,537,000	1.43
Options exercised	(111,894)	2.23
Options forfeited	(480,950)	2.56

Balance, March 31, 2001	5,459,700	2.36

Options granted	2,114,000	0.84
Options exercised	(4,250)	1.09
Options forfeited	(1,798,525)	2.11

Balance, December 31, 2001	5,770,925	1.88

     During the year ended March 31, 2001, the Company granted 50,000 stock options to one of its executive officers with an exercise price of $1.31, which were to vest upon the achievement of certain performance-based milestones. These options were forfeited in November 2000 as the milestones were not met.

     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation (SFAS123), which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions for the nine months ended December 31, 2001: risk free interest rate of 4.9% [year ended March 31, 2001 - 5.6%; year ended March 31, 2000 — 6.1%]; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 1.25 [year ended March 31, 2001 — 0.75; year ended March 31, 2000 — 0.62]; and a weighted average expected life of the options of 9 years [year ended March 31, 2001 — 9; year ended March 31, 2000 — 5].

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

     The weighted-average fair value of options granted during the nine months ended December 31, 2001 which were granted at fair market value on the date of grant was $0.80 [year ended March 31, 2001 — $1.51; year ended March 31, 2000 - $2.56].

     Supplemental disclosure of pro forma loss and loss per common share is as follows:

	Nine months ended	Year ended	Year ended
	December 31	March 31	March 31
	2001	2001	2000
	$	$	$

Pro forma loss	(7,035,807)	(10,636,154)	(11,985,791)
Pro forma loss per common share	(0.21)	(0.38)	(0.54)

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

12. RESTRUCTURING CHARGES

     During the year ended March 31, 2000, the Company undertook a review of its operating structure to identify opportunities to improve operating effectiveness. As a result of this review, certain staffing changes occurred and in December 1999, the Company entered into termination agreements with two of its senior executives. In accordance with the staffing changes and the terms of the termination agreements, the Company has accrued and recorded severance costs and certain benefits amounting to $597,183 for the year ended March 31, 2000. As at December 31, 2001, $2,880 [March 31, 2001 — $10,591] was included in accounts payable and accrued expenses relating to these restructuring charges.

     In October 2001 the Company reorganized its operations to reduce its operating expenses. As a result of the reorganization the Company terminated 16 employees of which 7 had been employed in general and administrative departments, 5 in research and development departments, and 4 in sales and marketing departments. In accordance with the staffing changes and the terms of the termination agreements, the Company has accrued and recorded severance costs and certain benefits amounting to $210,911 for the nine months ended December 31, 2001. As at December 31, 2001, $94,165 was included in accounts payable and accrued expenses relating to these reorganization charges.

13. COMMITMENTS

     [a] The Company leases its facilities and certain motor vehicles under operating lease agreements which expire up to 2006. The facilities lease agreements require the Company to pay maintenance costs. Rent expense under operating leases was as follows:

	Nine months ended	Year ended	Year ended
	December 31	March 31	March 31
	2001	2001	2000
	$	$	$

Rentals	376,268	501,949	388,524

     At December 31, 2001, future minimum lease payments under non-cancellable operating leases are as follows:

$

2002	558,219
2003	570,300
2004	573,829
2005	35,454
2006	26,712

1,764,514

     [b] The Company leases certain office equipment under capital lease arrangements. At December 31, 2001 future minimum lease payments under non-cancellable capital leases are as follows:

$

2002	32,291
2003	22,204

Total minimum lease payments	54,495
Amounts representing interest (approximately 17%)	6,378

Present value of future minimum lease payments	48,117
Less: current portion of capital lease obligations	27,475

Long-term portion of capital leases	20,642

     [c] Pursuant to the USF license agreement entered into during the year ended March 31, 2001 [note 10], the Company is responsible for payment of royalties, based on a percentage of revenue from the licensed product. As at December 31, 2001, no royalties were payable.

14. INCOME TAXES

     At December 31, 2001, the Company has U.S. federal and California income tax net operating loss carryforwards of approximately $40.5 million and $12.5 million, respectively. The federal loss carryforwards will begin to expire in 2008 unless previously utilized. The California loss carryforwards will continue to expire in 2002. The difference between the U.S. federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes and the 50% limitation of California loss carryforwards. In addition, the U.S. subsidiary has U.S. federal and California research tax credit carryforwards of approximately $949,000 and $498,000, respectively, which will begin to expire in 2005, unless previously utilized.

     Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the subsidiary’s net operating loss and credit carryforwards may be limited because of a cumulative change in ownership of more than 50%. However, the Company does not believe such limitations will have a material impact upon the utilization of these carryforwards.

     Significant components of the Company’s deferred tax assets as of December 31, 2001 and March 31 2001 are shown below:

	December 31,	March 31,
	2001	2001
	$	$

Deferred tax assets:
Capitalized research expense	1,078,000	872,000
Net operating loss carryforwards	14,913,000	13,608,000
Research and development credits	1,296,000	1,177,000
Share issue costs	—	642,000
Other	369,000	213,000

Total deferred tax assets	17,656,000	16,512,000
Valuation allowance	(16,909,000)	(15,665,000)

Total deferred tax assets	747,000	847,000

Deferred tax liabilities:
Difference between book and tax basis For patent and license costs	(747,000)	(847,000)

Total deferred tax liabilities	(747,000)	(847,000)

Net deferred tax assets	—	—

     The potential income tax benefits relating to the future tax assets have been recognized in the accounts to the extent their realization meets the requirements of “more likely than not” under the liability method of tax allocation.

     The reconciliation of income tax attributable to operations computed at the statutory tax rates to income tax expense (recovery), using a 35% statutory tax rate, is:

	At December 31,	At March 31,
	2001	2001
	$	$

Income taxes at statutory rates	(2,226,000)	(3,942,000)
State income tax, net of federal benefit	(366,000)	—
Foreign rate differential	—	146,000
Losses not recognized (California)	—	525,000
Change in valuation allowance	3,565,000	3,142,000
Other	(973,000)	129,000

	—	—

15. PENSION PLAN

     In 1995, the U.S. subsidiary adopted a 401 (k) Profit Sharing Plan covering substantially all of its employees in the United States. The defined contribution plan allows the employees to contribute a percentage of their compensation each year. The Company currently matches 50% of the employees contribution, up to 6% of annual compensation which is recorded as expense in the accompanying consolidated statements of loss as incurred. The Company’s contributions are invested in common shares of the Company which are included in the calculation of loss per common share for the years presented. The pension expense for the nine months ended December 31, 2001 was $63,963 [year ended March 31, 2001 — $60,761; year ended March 31, — $87,104].

16. SEGMENTED INFORMATION

     The Company’s reportable business segments include the BTX Instrument Division and the Drug and Gene Delivery Division. The Company evaluates performance based on many factors including net results from operations before certain unallocated costs. While the Company allocates selling expenses to its reportable segments, it does not allocate interest income and expenses and general and administrative costs such as for corporate overhead to its reportable segments. In addition, total assets are not allocated to each segment.

     The accounting policies of the segments are the same as those described in note 2.

     Substantially all of the Company’s assets and operations are located in the United States and predominantly all revenues are generated, based on the location of origin, in the United States.

	BTX	Drug and Gene
	Instrument	Delivery	Reconciling
	Division	Division	Items	Total
	$	$	$	$

Nine months ended December 31, 2001
Reportable segment net sales	3,017,747	—	—	3,017,747
Other reportable segment revenue	—	110,650	—	110,650

Total revenue	3,017,747	110,650	—	3,128,397

Reportable segment cost of sales	(1,322,763)	—	—	(1,322,763)
Reportable segment research and development expenses	(246,624)	(2,078,421)	—	(2,325,045)
Reportable segment selling, general and administrative expenses	(928,080)	(383,952)	(4,616,470)	(5,928,502)
Interest income	—	—	98,865	98,865
Interest expense	—	—	(10,742)	(10,742)

Net income (loss)	520,280	(2,351,723)	(4,528,347)	(6,359,790)

	BTX	Drug and Gene
	Instrument	Delivery	Reconciling
	Division	Division	Items	Total
	$	$	$	$

Year ended March 31, 2001
Reportable segment net sales	4,452,939	—	—	4,452,939
Other reportable segment revenue	—	4,291,189	—	4,291,189

Total revenue	4,452,939	4,291,189	—	8,744,128

Reportable segment cost of sales	(1,925,118)	—	—	(1,925,118)

	BTX	Drug and Gene
	Instrument	Delivery	Reconciling
	Division	Division	Items	Total
	$	$	$	$

Reportable segment research and development expenses	(625,819)	(5,145,955)	—	(5,771,774)
Reportable segment selling, general and administrative expenses	(1,231,099)	—	(5,392,229)	(6,623,328)
Foreign exchange loss	—	—	(66,453)	(66,453)
Interest income	—	—	443,629	443,629
Interest expense	—	—	(20,380)	(20,380)

Net income (loss) before cumulative effect of change in accounting policy	670,903	(854,766)	(5,035,433)	(5,219,296)
Cumulative effect of change in accounting policy	—	(3,647,059)	—	(3,647,059)

Net income (loss)	670,903	(4,501,825)	(5,035,433)	(8,866,355)

	BTX	Drug and Gene
	Instrument	Delivery	Reconciling
	Division	Division	Items	Total
	$	$	$	$

Year ended March 31, 2000
Reportable segment net sales	3,827,537	306,899	—	4,134,436
Other reportable segment revenue	—	942,903	—	942,903

Total revenue	3,827,537	1,249,802	—	5,077,339

Reportable segment cost of sales	(1,781,972)	(241,927)	—	(2,023,899)
Reportable segment research and development expenses	(473,133)	(5,929,829)	—	(6,402,962)
Reportable segment selling, general and administrative expenses	(1,220,047)	—	(6,666,112)	(7,886,159)
Interest income	—	—	556,193	556,193
Interest expense	—	—	(24,342)	(24,342)

Net income (loss)	352,385	(4,921,954)	(6,134,261)	(10,703,830)

     During the nine months ended December 31, 2001, 37% of the Company’s net sales were from sales into non-U.S. countries [year ended March 31, 2001 — 35%; year ended March 31, 2000 — 30%].

     Net sales of the Company by customer location were as follows:

	Nine months ended	Year ended	Year ended
	December 31	March 31	March 31
	2001	2001	2000
	$	$	$

United States	1,902,852	2,890,875	2,905,065
Australia	32,863	36,096	34,114
Canada	—	19,966	42,991
Europe	386,339	742,227	463,966
East Asia	612,052	683,379	621,670
Other	83,641	80,396	66,630

Total	3,017,747	4,452,939	4,134,436

17. RELATED PARTY TRANSACTIONS

[a]	The payments to related parties include the following:

•	legal services provided by a law firm where one of the partners is a director of the Company

•	accounting and administration services provided by a company where the principal is a director of the Company

•	rent and administration fees paid to a company where one of the principals was an officer of the Company’s French subsidiary, as follows:

	Nine months ended	Year ended	Year ended
	December 31	March 31	March 31
	2001	2001	2000
	$	$	$

Legal services	272,034	239,225	161,042
Accounting and administration	588	28,780	29,055
Rent and administration	—	—	32,600

     [b] Included in accounts payable and accrued expenses are the following amounts owed to the parties identified in note 17[a] which are payable under normal trade terms:

	At December 31	At March 31,
	2001	2001
	$	$

Legal services and accounting and administration	73,820	66,916

     [c] Total expenses paid to the parties identified in note 17[a] and included in share issue costs were $106,585 [2001 — $95,263; 2000 — $129,300] for the nine months ended December 31, 2001. All transactions are recorded at their exchange amounts.

18. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine months ended	Year ended	Year ended
	December 31	March 31	March 31
	2001	2001	2000
	$	$	$

Interest paid during the year	10,742	20,380	24,342

     During the nine months ended December 31, 2001, the Company issued common shares pursuant to a consulting agreement [note 11] aggregating $ 55,000.

19. RECLASSIFICATION

     Certain reclassifications have been made to the year ended March 31, 2001 and March 31, 2000 to conform to the December 31, 2001 presentation.

20. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA

     The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In addition, the Company provides supplementary descriptions of significant differences between U.S. GAAP and those in Canada (“Canadian GAAP”) as follows:

     [a]     Under Canadian GAAP, the Company grants stock options to executive officers, directors, employees and consultants pursuant to stock option plans as described in note 11. No compensation is recognized for these plans when common shares or stock options are issued. Any consideration received on exercise of stock options or the purchase of stock is credited to share capital. If common shares are repurchased, the excess or deficiency of the consideration paid over the carrying amount of the common shares canceled is charged or credited to additional paid in capital or retained earnings. Under U.S. GAAP, options granted to non-employees such as consultants are fair valued. In addition, options modified to accelerate vesting provisions are subject to remeasurement at the date of modification. Under Canadian GAAP, the Company does not fair value options granted to non-employees or record expense for options subject to accelerated vesting.

     [b]     Under Canadian GAAP, the effect of the change in accounting principle described in note 4 is applied retroactively and all prior periods are restated.

     [c]     Under Canadian GAAP, short-term investments are carried at the lower of cost or market. Unrealized gains are not recognized in the financial statements.

     The impact of significant variations between U.S. GAAP and Canadian GAAP on the Consolidated Statements of Loss are as follows:

	Nine months	Year ended	Year ended
	ended December 31,	March 31,	March 31,
	2001	2001	2000
	$	$	$

Loss for the period, U.S. GAAP	(6,359,790)	(8,866,355)	(10,703,830)
Adjustment for stock based compensation	160,594	226,000	1,103,888

Loss for the period, Canadian GAAP	(6,199,196)	(8,640,355)	(9,599,942)

Basic and diluted loss per common share, Canadian GAAP	(0.18)	(0.31)	(0.43)
Weighted average number of common shares	33,759,404	27,648,854	22,107,190

     The impact of significant variations to Canadian GAAP on the Consolidated Balance Sheet items are as follows:

	December 31,	March 31,
	2001	2001
	$	$

Short-term investments	—	2,804,468
Additional paid in capital	48,200,034	48,195,415
Other accumulated comprehensive loss/ cumulative translation adjustment	(102,238)	(102,238)
Accumulated deficit	(44,437,994)	(38,238,798)

21. SUBSEQUENT EVENTS

     In January 2002, the Company reduced the exercise price of 500,000 Agent’s Compensation Warrants [note 11] from Cdn $1.35 to Cdn $1.10 and extended the expiration date to January 31, 2002. On January 16, 2002, the Company issued 500,000 common shares in respect of the exercise of these warrants for gross proceeds of Cdn $550,000 (US $337,506).

     In January 2002, the Company extended the expiry date of 499,199 consultant stock options from January 15, 2002 to January 31, 2002 and reduced the exercise price from between Cdn $1.25 and Cdn $4.13 to Cdn $1.15. On January 21, 2002 the Company issued 499,199 common shares in respect of the exercise of these stock options for gross proceeds of Cdn $574,079 (US $361,287). As a result additional stock-based compensation was recorded in January 2002 of $39,936 at a fair value of $0.08 per option which was estimated by using the Black Scholes Pricing Model.

     On February 28, 2002 the purchasers of 5,212,494 Special Warrants extended the date for obtaining approval for the Canadian Prospectus and the U.S. registration statement from February 28, 2002 to March 29, 2002.