Form 10-Q
period 2002-03-31
GENETRONICS BIOMEDICAL CORP
filed 2002-05-15
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission File No. 0-29608
GENETRONICS BIOMEDICAL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	33-0969592

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

11199 Sorrento Valley Road

San Diego, California	92121-1334

(Address of principal executive offices)	(Zip Code)

Company’s telephone number, including area code: (858) 597-6006

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

         The number of shares outstanding of the Company’s Common Stock, par value $ 0.001 per share, was 40,172,661 as of May 10, 2002.

GENETRONICS BIOMEDICAL CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2002

Part I. Financial Information

Item 1. Financial Statements

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2002 (Unaudited)	December 31, 2001

ASSETS

Current

Cash and cash equivalents	$754,770	$1,813,100

Accounts receivable, net of allowance for uncollectible accounts of $17,587 [December 31, 2001 - $29,000]	606,255	940,330

Inventories	927,983	847,907

Prepaid expenses and other	5,579	6,327

Total current assets	2,294,587	3,607,664

Fixed assets, net	570,407	648,176

Other assets, net	2,392,663	2,377,874

	$5,257,657	$6,633,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued expenses	$1,154,469	$1,462,592

Current portion of obligations under capital leases	19,932	27,475

Deferred revenue	135,549	115,020

Total current liabilities	1,309,950	1,605,087

Obligations under capital leases	17,106	20,642

Deferred rent	44,880	44,880

Total liabilities	1,371,936	1,670,609

Shareholders’ equity

Common stock, $0.001 par value	34,860	33,761

Common Stock Issuable	—	55,000

Additional paid-in capital	51,923,295	51,123,760

Special Warrants	1,354,700	1,748,937

Receivables from executive/shareholders for stock purchase	(501,361)	(534,395)

Cumulative translation adjustment	(102,238)	(102,238)

Accumulated deficit	(48,823,535)	(47,361,720)

Total shareholders’ equity	3,885,721	4,963,105

	$5,257,657	$6,633,714

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2002	2001

REVENUE

Net sales	$787,063	$1,065,962

License fee and milestone payments	1,470	3,470,590

Government Grants	—	4,032

Revenues under collaborative research and development arrangements	3,000	145,263

Total revenue	791,533	4,685,847

EXPENSES

Cost of sales	316,535	416,512

Research and development	662,512	1,721,157

Selling, general and administrative	1,278,258	1,635,564

Total operating expenses	2,257,305	3,773,233

(Loss) income from operations	(1,465,772)	912,614

Other income (expense)

Interest income	6,005	103,581

Interest expense	(2,049)	(5,612)

Foreign exchange loss	—	(66,453)

Net (loss) income	($1,461,816)	$944,130

Net (loss) income per share – basic and diluted	(0.04)	0.03

Shares used in calculation of earnings per share:

Basic	34,644,798	32,465,079

Diluted	34,644,798	32,557,517

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three	Three
	Months ended	Months Ended
	March 31	March 31
	2002	2001

OPERATING ACTIVITIES

Net (loss) income for the period	($1,461,816)	$944,130

Adjustments to reconcile net (loss) income to cash used in operating activities:

Compensation for services paid in stock options	46,841	(143,476)

Depreciation and amortization	163,834	190,029

(Recovery of) provision for uncollectible accounts	(11,603)	25,352

Provision for inventory obsolescence	22,537	140,762

Loss on disposal of fixed assets	404	435

Write-down of other assets	—	29,696

Deferred rent	—	3,740

Deferred revenue	20,529	(3,564,778)

Changes in non-cash working capital items:

Accounts receivable	345,678	(105,511)

Inventories	(102,613)	64,317

Prepaid expenses and other	748	(200)

Accounts payable and accrued expenses	(308,123)	72,948

Cash used in operating activities	(1,283,584)	(2,342,556)

INVESTING ACTIVITIES

Purchase of short-term investments	—	(2,116,458)

Purchase of capital assets	—	(25,005)

Increase in other assets	(101,258)	(69,413)

Cash used in investing activities	(101,258)	(2,210,876)

FINANCING ACTIVITIES

Payments on obligations under capital leases	(11,079)	(17,963)

Proceeds from issuance of common shares – net of issue costs	337,591	5,005,717

Cash provided by financing activities	326,512	4,987,754

Increase (Decrease) in cash and cash equivalents	(1,058,330)	434,322

Cash and cash equivalents, beginning of period	1,813,100	3,287,004

Cash and cash equivalents, end of period	$754,770	$3,721,326

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

         The accompanying unaudited consolidated financial statements of Genetronics Biomedical Corporation (“Company”, “we” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of March 31, 2002, consolidated statements of operations for the three months ended March 31, 2002 and 2001, and the consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which Genetronics Biomedical Corporation (the Company) considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2002 shown herein are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or for any other period. For more complete information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the nine month period ended December 31, 2001 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

         On June 15, 2001, the Company completed a change in its jurisdiction of incorporation from British Columbia, Canada into the state of Delaware. The change was accomplished through a continuation of Genetronics Biomedical Ltd., a British Columbia Corporation, into Genetronics Biomedical Corporation, a Delaware corporation. At the same time the Company changed its fiscal year to December 31, 2001. Genetronics Biomedical Ltd., the British Columbia Corporation, prepared its financial statements in accordance with accounting principles generally accepted in Canada. All periods presented have been restated to financial statements prepared in accordance with accounting principles generally accepted in the United Sates. Otherwise, the accounting policies and methods of application adopted in these unaudited interim consolidated financial statements are the same as those of the annual consolidated financial statements for the nine month period ended December 31, 2001.

         The financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

         The Company incurred a net loss of $1,461,816 for the three months ended March 31, 2002, has working capital of $984,637 and an accumulated deficit of $48,823,535 at March 31, 2002. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In October 2001, the Company reduced its operating expenses through a reorganization of its operations by reducing its headcount by approximately 20% as well as reducing facilities expenses, certain research and development expenses and certain outside consulting and contract costs. As the reduction of above expenses alone will not prevent future operating losses, the Company is aggressively seeking further funding in order to satisfy its projected cash needs for at least the next twelve months. The Company will continue to rely on outside sources of financing to meet its capital needs beyond next year. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is not able to secure additional funding, it will be required to further scale back its research and development programs, preclinical studies and clinical trials, and selling, general, and administrative activities and may not be able to continue in business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue in business.

2. Principles of Consolidation

         These consolidated financial statements include the accounts of Genetronics Biomedical Corporation and its wholly-owned subsidiary, Genetronics, Inc., a private company incorporated in the state of California.

3. Inventories

         Inventories consist of the following:

	March 31, 2002	December 31, 2001
	(Unaudited)
	$	$

Raw Materials	563,275	740,590

Work in process	157,856	49,070

Finished Goods	472,005	300,863

	1,193,136	1,090,523

Less: allowance for obsolescence	(265,153)	(242,616)

	927,983	847,907

4. Share Capital

         Authorized and Issued Share Capital as at March 31, 2002 (Unaudited):

         Authorized: 100,000,000 common shares with a par value of $0.001 per share
                             10,000,000 preferred shares with a par value of $0.001 per share

Issued: 34,860,167 common shares with a par value of $34,860
            No preferred shares had been issued to date

         Authorized and Issued Share Capital as at December 31, 2001:

         Authorized: 100,000,000 common shares with a par value of $0.001 per share
                             10,000,000 preferred shares with a par value of $0.001 per share

         Issued: 33,760,968 common shares with a par value of $33,761
                     No preferred shares had been issued to date

         The 2000 Stock Option Plan, effective July 31, 2000 (the “2000 Plan”), was approved by the shareholders on August 7, 2000, pursuant to which 7,400,000 common shares are reserved for issuance. The 2000 Plan supercedes all previous stock option plans. As of March 31, 2002, 1,079,201 common shares were available for grant under the 2000 Plan. At December 31, 2001, there were 848,825 stock options available for grant under the 2000 Plan.

         Stock Options Outstanding as at March 31, 2002 (Unaudited):

         During the three months ended March 31, 2002, the Company granted 252,500 stock options with a weighted average exercise price of $0.56.

         At March 31, 2002 5,042,350 stock options remain outstanding at exercise prices ranging from $0.43 to $5.50 with a weighted average remaining life of 6.6 years, of which 3,458,350 are vested as at March 31, 2002.

         Issuance of Common Stock:

         Pursuant to a consulting agreement dated June 12, 2001, the Company agreed to issue shares with a value of $55,000 based on the fair market value of the Company’s common stock on the completion date of the project in October 2001. The 100,000 common shares were issued on January 9, 2002.

         In January 2002, the Company reduced the exercise price of 500,000 Agent’s Compensation Warrants from Cdn $1.35 to Cdn $1.10 and extended the expiration date to January 31, 2002. On January 16, 2002, the Company issued 500,000 common shares in respect of the exercise of these warrants for gross proceeds of Cdn $550,000 (US $337,506).

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

         Special Warrants

         On November 30, 2001, the Company closed a private placement of 5,212,494 special warrants at a price of $0.45 per Special Warrant for gross proceeds of $2,345,622. Each Special Warrant entitles the holder to acquire one common share of the Company and one-half of a non-transferable warrant of the Company, without payment of further consideration, on the exercise or deemed exercise of the Special Warrant. Subsequent to March 31, 2002 the 5,212,494 special warrants were converted into common shares. Each full Warrant entitles the holder to purchase one common share at a price of $0.75 through May 30, 2003. The gross proceeds of this financing was reduced by issuance costs including the agent’s commission of 7.5% of the gross proceeds of $175,922 and other issue costs of $815,000 incurred as of March 31, 2002. The agent was also granted Agent’s Series A Special Warrants entitling the holder to acquire 100,000 common shares of the Company, without payment of further consideration, exercisable on or before November 30, 2002 and Agent’s Series B Special Warrants entitling the agent to acquire 521,249 Agent’s Share Purchase Warrants. Each Agent’s Share Purchase Warrant entitles the holder to acquire one common share of the Company at a price of $0.45 per Agent’s Share Purchase Warrant, exercisable through May 30, 2003.

         If the Company was not to obtain approval for its Canadian prospectus and U.S. registration statement by February 28, 2002, the Company would not receive 20% of above gross proceeds, or $469,124, held in an escrow account. On February 28, 2002, however, the purchasers extended the date for obtaining approval for the Canadian Prospectus and effectiveness of the U.S. registration statement from February 28, 2002 to March 29, 2002. On March 29, 2002 the Company received approval for the Canadian Prospectus and the effectiveness of the U.S. registration statement and, therefore, the escrow funds were released to the Company on April 4, 2002.

         In November 2001, the Company entered into a note receivable agreement with one of its executive officers in the amount of $65,000, to enable the executive to purchase 144,000 Special Warrants offered through the Company’s private placement. The loan plus accrued interest, at an interest rate of 5.0%, is payable on or before November 9, 2004. In March 2002 the Company received a partial repayment of the loan balance in the amount of $33,847.

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

         The Company has recorded cumulative up-front payments of approximately $4,000,000 received through April 1, 2000. In accordance with SAB 101, the Company is required to record these fees over the life of the arrangement, which was terminated in the year ended March 31, 2001. As a result of this change, revenues in the three months ended March 31, 2001 have increased by $3,470,590. The cumulative effect of this change in accounting principle resulted in an increase of $3,647,059 to the net loss for the year ended March 31, 2001.

6. Earnings (Loss) Per Share

         Earnings (loss) per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share”. Basic earnings (loss) per share are computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock by application of the treasury stock method. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive for the three months ended March 31, 2002, the number of shares used in calculation of basic and diluted loss per share are the same for that period.

         The following table sets forth the computation for basic and diluted earnings (loss) per share:

	Three months ended March 31

	2002	2001

	(Unaudited)	(Unaudited)
Numerator for basic and diluted earnings per share — net (loss) income	($1,461,816)	$944,130

Denominator:

Denominator for basic earnings per share — weighted-average shares	34,644,798	32,465,079

Effect of dilutive securities:

Dilutive stock options	0	12,630

Dilutive compensation warrants	0	79,809

Dilutive potential common shares	0	92,439

Weighted-average shares and dilutive potential common shares	34,644,798	32,557,518

Basic (loss) earnings per share	($0.04)	$0.03

Diluted (loss) earnings per share	($0.04)	$0.03

7. Segment Information

         The Company’s reportable business segments include the Company’s subsidiary’s BTX Instrument Division and the Drug and Gene Delivery Division. Effective January 1, 2002 the Company changed its method of allocating expenses to its business segments. Therefore, for the three months ended March 31, 2001 previously unallocated amounts have been allocated to the

Company’s business segments by using estimates. The Company does not allocate assets to each segment.

		Drug and Gene
	BTX	Delivery
	Instrument Division	Division	Total
	$	$	$
Three Months Ended March 31, 2002 (Unaudited)

Reportable segment net sales	787,063	—	787,063

Other reportable segment revenue	—	4,470	4,470

Total revenue	787,063	4,470	791,533

Reportable segment cost of sales	(316,535)	—	(316,535)

Reportable segment research and development expenses	(38,528)	(623,984)	(662,512)

Reportable segment selling, general and administrative expenses	(400,381)	(877,877)	(1,278,258)

Interest income	—	6,005	6,005

Interest expense	—	(2,049)	(2,049)

Net income (loss)	31,619	(1,493,435)	(1,461,816)

		Drug and Gene
	BTX	Delivery
	Instrument Division	Division	Total
	$	$	$
Three Months Ended March 31, 2001 (Unaudited)

Reportable segment net sales	1,065,962	—	1,065,962

Other reportable segment revenue	—	3,619,885	3,619,885

Total revenue	1,065,962	3,619,885	4,685,847

Reportable segment cost of sales	(416,512)	—	(416,512)

Reportable segment research and development expenses	(158,790)	(1,562,367)	(1,721,157)

Reportable segment selling, general and administrative expenses	(582,279)	(1,053,285)	(1,635,564)

Reportable segment interest income	—	103,581	103,581

Reportable segment interest expense	—	(5,612)	(5,612)

Foreign exchange loss	—	(66,453)	(66,453)

Net income (loss)	(91,619)	1,035,749	944,130

         Substantially all of the Company’s assets and operations are located in the United States and predominantly all revenues are generated in the United States.

         Approximately 32% (2001: 25%) of the BTX Instrument Division’s net sales were made to one customer for the three months ended March 31, 2002. The BTX Instrument Division exported approximately 35% (2001: 46%) of its net sales for the three months ended March 31, 2002, respectively.

Net sales of the BTX Instrument Division by destination were as follows (Unaudited):

	Three months ended	Three months ended
	March 31, 2002	March 31, 2001
	$	$

United States	514,400	573,984

Europe	116,323	205,839

East Asia	128,726	237,225

Rest of World	27,614	48,914

Total	787,063	1,065,962

8. Generally Accepted Accounting Principles in Canada

         These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial statements, which, in the case of the Company, conform in all material respects with those in Canada (Canadian GAAP), except as described in the Company’s consolidated financial statements for the nine-month fiscal year ended December 31, 2001.

         The impact of significant variations to Canadian GAAP on the consolidated statements of operations is as follows:

	Three Months Ended
	(Unaudited)

	March 31,	March 31,
	2002	2001
	$	$

Net (loss) income for the period, U.S. GAAP	(1,461,816)	944,130

Adjustment for stock based compensation — non-employees	46,841	(143,476)

Adjustment for revenue recognition	—	(3,470,590)

Net loss for the period, Canadian GAAP	(1,414,975)	(2,669,936)

Net loss per common share, Canadian GAAP — basic and diluted	(0.04)	(0.08)

Weighted average number of common shares, Canadian GAAP	34,644,798	32,465,079

         The impact of significant variations to Canadian GAAP on the consolidated balance sheet items is as follows:

	March 31, 2002	December 31, 2001
	(Unaudited)
	$	$

Additional paid in capital	48,952,729	48,200,034

Accumulated deficit	(45,852,969)	(44,437,994)

9. Reclassification

         Certain reclassifications have been made to the three-month period ended March 31, 2001 to conform to the March 31, 2002 presentation.

10. Subsequent Events

         As of the date of this filing, Genetronics Biomedical Corporation was engaged in the preliminary process of closing a financing round, the amount of which was not finally established as of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including those related to development plans, intentions to seek licensing partners and additional sources of capital, intended inventory levels, expectations concerning the adequacy of existing cash resources and anticipated sources of future revenues, and other financial, clinical, business environment and trend projections. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, potential changes in strategy and focus of potential collaborative partners, competitive conditions and demand for its products, the current stage of development of both the Company and its products, the timing and uncertainty of results of both research and regulatory processes, the extensive government regulation applicable to its business, the unproven safety and efficacy of its device products, its significant additional financing requirements, the volatility of its stock price, the uncertainty of future capital funding, its potential exposure to product liability or recall, uncertainties relating to patents and other intellectual property, including whether the Company will obtain sufficient protection or competitive advantage therefrom, its dependence upon a limited number of key personnel and consultants and its significant reliance upon its collaborative partners for achieving its goals, and other factors detailed in its Annual Report on Form 10-K for the nine month fiscal year ended December 31, 2001.

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

         Due to the expenses incurred in the development of the drug and gene delivery systems, the Company has been unprofitable in the last seven years. As of March 31, 2002 the Company has incurred a cumulative deficit of $48,823,535. The Company expects to continue to incur substantial operating losses in the future due to continued spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities.

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

Results of Operations

         Revenues

         For the three months ended March 31, 2002 the BTX Instrument Division reported net sales of $787,063, compared to $1,065,962 for the three months ended March 31, 2001, which meant a decrease of $278,899, or 26%. Domestic sales in the quarter ended March 31, 2002 were lower than expected and also decreased compared to the same period of the previous year primarily as result of lower sales to the Company’s two major distributors. The two distributors placed fewer orders with the Company in order to reduce their inventory levels. Also, continued pricing pressure by the Company’s main competitor as well as increased competition in the cuvette market contributed to the lower sales.

         Sales to the European market for the three months ended March 31, 2002 were lower than expected and lower than for the same period of the previous year, as a result of the main European distributor’s decision not to place expected stocking orders. In East Asia, increased competition in the Japanese market and high inventory levels at some of the Company’s distributors resulted in lower sales to the East Asian market for the three months ended March 31, 2002 compared with the same period of the previous year. Sales to the rest of the world were also lower for the three months ended March 31, 2002 compared with the three months ended March 31, 2001 due to the economic downturn in some of the countries in South America and pricing pressures in Australia due to an unfavorable exchange rate for the Australian distributor.

         License fees and milestone payments decreased from $3,470,590 for the three months ended March 31, 2001 to $1,470 for the three months ended March 31, 2002. The $3,470,590 from the previous year were a result of the termination of the Licensing and Development Agreement with Ethicon Endo-Surgery, Inc. which allowed the Company to recognize the unamortized portion of the up-front license fee of $4,000,000 received in October 1998. The Company is currently seeking a new licensing partner for the use of electroporation for the delivery of drugs in the treatment of cancer. Until a new strategic alliance is in place with a new partner and the Company achieves the milestones specified in the new agreement, or product sales commence under the new agreement, the Company will not receive any significant milestone or licensing payments for development or sale of its products.

         The $1,470 license fees which were recorded for the three months ended March 31, 2002 were a result of the amortization of a $100,000 up-front license fee received according to a non-exclusive license and supply agreement entered into with Valentis, Inc. in the gene therapy field to use the Company’s MedPulser® System in the development of its Genemedicine™ products. The Company will receive further payments upon the achievements of specified milestones in the form of cash and stock of Valentis. The agreement expires in 2018.

         During the three months ended March 31, 2002, the Drug and Gene Delivery Division recorded revenues under collaborative research and development arrangements in the amount of $3,000, compared to $145,263 for the three months ended March 31, 2001. Revenues decreased over the previous year’s period due to the fact that a major collaborative research agreement in the gene therapy area entered into in late 1999 was completed in mid 2001.

         Cost Of Sales

         Cost of sales of $316,535 for the three months ended March 31, 2002 decreased by $99,977, or 24%, compared to $416,512 for the same period of the previous year. The decrease was a result of the 26% lower sales for the three months ended March 31, 2002 compared to the same period of the previous year.

         Gross Profit and Gross Margin

         Primarily due to the 26% decrease in net sales, the gross profit for the BTX Instrument Division for the three months ended March 31, 2002 in the amount of $470,528, decreased by $178,922, or 28%, compared with $649,450 for the three months ended March 31, 2001.

         The gross profit margin for BTX products decreased slightly from 61% for the three months ended March 31, 2001 to 60% for the three months ended March 31, 2002. The decrease is mainly attributable to a lower sales volume, which resulted in a higher percentage of fixed costs as percentage of net sales.

         Research and Development

         Research and development, which includes clinical trial costs, decreased by $1,058,645, or 62%, from $1,721,157 for the three months ended March 31, 2001 to $662,512 for the three months ended March 31, 2002. Reduced expenses in the oncology research area, partially due to the expiration of research grants, contributed to these lower expenses. In October 2001, the Company reorganized to more effectively manage existing resources and to accommodate its stronger focus on oncology and gene therapy. The reduction in work force resulted in lower personnel expenses in the research and development area for the three months ended March 31, 2002 compared with the same period of the previous year.

         The decrease also reflects lower clinical/regulatory expenses due to the completion of the Head and Neck Phase II clinical trials in the United States and Canada in the previous fiscal year. The Company is currently planning to enter a Phase III clinical trial, which is subject to the approval by the FDA. Clinical/regulatory expenses will increase substantially when the Phase III trial is in progress.

         Reduced product development expenses in the BTX Instrument Division also contributed to the decrease in research and development expenses for the three months ended March 31, 2002.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses, which consist of advertising, promotion and selling expenses, business development expenses, and general administrative expenses, decreased by $357,306, or 21%, from $1,635,564 for the three months ended March 31, 2002, to $1,278,258 for the three months ended March 31, 2002. In October 2001, the Company reorganized to more effectively manage existing resources and to accommodate its stronger focus on oncology and gene therapy. Its work force was reduced by 16 employees, including the Chief Operating Officer and the Chief Financial Officer. The reduction in work force resulted in lower personnel expenses and related overhead expenses. Effective March 1, 2002 rent expenses also decreased since the Company was able to return about 4,500 sq. ft. of its leased facilities to the landlord.

         BTX Sales and Marketing expenses decreased in the three months ended March 31, 2002 compared with three months ended March 31, 2001, mainly a result of the before mentioned reduction in work force and lower advertising and exhibit and convention expenses.

         Net Income

         The BTX Instrument Division reported net income in the amount of $31,619 for the three months ended March 31, 2002, compared to a net loss in the amount of $91,619 for the three months ended March 31, 2001. The net income, compared to the net loss of the previous year’s period, was attributable to a decrease in operating expenses in the amount of $402,137 which more than offset the decrease in net sales of $278,899.

         The Drug and Gene Delivery Division reported a net loss of $1,493,435 for the three months ended March 31, 2002 compared to a net profit of $1,035,749 for the three months ended March 31, 2001. While operating expenses for the three months ended March 31, 2002 decreased by about $1,113,791 over the previous year, the lower expenses were more than offset by the decline in revenues by $3,615,415. The significantly higher revenues in the three months ended March 31, 2001 were a result of the termination of the Licensing and Development Agreement with Ethicon Endo-Surgery, Inc. in January 2001 which allowed the Company to recognize the unamortized portion of the up-front license fee of $4,000,000 received in October 1998.

         For the three months ended March 31, 2002, the Company recorded a net loss of $1,461,816, compared with a net income of $944,130 for the three months ended March 31, 2001, a result of the decrease in net sales and license fees which more than offset the decrease in operating expenses.

Liquidity and Capital Resources

         During the last five fiscal years, the Company’s primary uses of cash have been to finance research and development activities and clinical trial activities in the Drug and Gene Delivery Division. Since inception, the Company has satisfied its cash requirements principally from proceeds from the sale of equity securities.

         As of March 31, 2002, Genetronics Biomedical had working capital of $984,637 compared with $2,002,577 as of December 31, 2001. The decrease was primarily a result of the net loss of $1,461,816 in the three months ended March 31, 2002. The current ratio decreased from 2.24 as of December 31, 2001 to 1.75 as of March 31, 2002.

         On November 30, 2001, the Company closed a private placement of 5,212,494 special warrants at a price of $0.45 per Special Warrant for gross proceeds of $2,345,622. Each Special Warrant entitled the holder to acquire one common share of the Company and one-half of a non-transferable warrant of the Company, without payment of further consideration, on the exercise or deemed exercise of the Special Warrant. On April 8, 2002 the 5,212,494 Special Warrants converted into common shares and non-transferable warrants. Each full Warrant entitles the holder to purchase one common share at a price of $0.75 through May 30, 2003. The gross proceeds of this financing was reduced by issuance costs including the agent’s, Canaccord Capital Corporation, commission of $175,922 representing 7.5% of the gross proceeds and other issue costs of $815,000 incurred as of March 31, 2002. Other issue costs were incurred for services provided by the agent, expenses incurred by the agent, and legal and accounting services. A portion of the other issue costs was incurred for legal services provided by a law firm where one of the partners is a director of the Company. The agent was also granted Agent’s Series A Special Warrants entitling the holder to acquire 100,000 common shares of the Company, without payment of further consideration, exercisable on or before November 30, 2002 and Agent’s Series B Special Warrants entitling the agent to acquire 521,249 Agent’s Share Purchase Warrants. Each Agent’s Share Purchase Warrant entitles the holder to acquire one common share of the Company at a price of $0.45 per Agent’s Share Purchase Warrant, exercisable through May 30, 2003. The amount paid in cash to the agent relating to the November 30, 2001 private placement totaled $317,085.

         On January 25, 2002, the Company filed a preliminary prospectus in Canada qualifying the common shares and share purchase warrants of the Company. Of the total proceeds, 20% ($469,124) was withheld from the Company and placed in an escrow account by the placement agent. If the Company were not to obtain approval for its Canadian prospectus and effectiveness of the U.S. registration statement by February 28, 2002, the Company would not receive the funds held in escrow. On February 28, 2002, however, the purchasers extended the date for obtaining approval for the Canadian Prospectus and effectiveness of the U.S. registration statement from February 28, 2002 to March 29, 2002. On March 29, 2002 the Company received approval for the Canadian Prospectus and effectiveness of the U.S. registration statement and, therefore, the escrow funds were released to the Company on April 4, 2002.

         As of March 31, 2002, the Company had an accumulated deficit of $48,823,535. The Company has operated at a loss since 1994, and it expects this to continue for some time. The amount of the accumulated deficit will continue to grow, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if the Company receives approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. As of the date of this filing, there is substantial doubt about the Company’s ability to continue as a going concern due to its historical negative cash flow and because the Company does not have access to sufficient committed capital to meet its projected operating needs for at least the next twelve months. Including the escrow funds of $469,124 plus accrued interest received subsequent to quarter end, the Company believes it has sufficient funds to fund operations through June 2002.

         The Company is aggressively seeking further equity funding in order to satisfy its projected cash needs for at least the next twelve months. In April 2002 the Company retained the services of an investment bank to assist in securing financing for the immediate cash needs of the Company. The Company is also evaluating the sale of non-core assets and exploring potential partnerships as additional ways to fund operations. However, the Company will continue to rely on outside sources of financing to meet its capital needs beyond next year. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is not able to secure additional funding, it will be required to further scale back its research and development programs, preclinical studies and clinical trials, and selling, general, and administrative activities and may not be able to continue in business.

         Inventories in the amount of $927,983 as of March 31, 2002 increased by $80,076 compared to $847,907 as of December 31, 2001. While inventory held as Raw Material decreased, the Work-in-process and Finished Goods inventory increased by about 80%. The significant increase was primarily a result of the sales shortfall in the quarter ended March 31, 2002 compared with the forecasted figures. The allowance for obsolescence increased to account for an increase in excessive inventory due to the sales shortfall in the first quarter.

         Receivables decreased from $940,330 as of December 31, 2001 to $606,255 as of March 31, 2002. The decrease was primarily a result of lower sales activity in the BTX Instrument Division during the first quarter ended March 31, 2002 compared to the three months ended December 31, 2001.

         Current liabilities decreased from $1,605,087 as of December 31, 2001 to $1,309,950 as of March 31, 2002. About $100,000 of the $295,137 decrease was attributable to a higher accrual for payroll liability as of December 31, 2001 due to the timing of the bi-weekly pay dates. Also, severance accruals as of March 31, 2002 were about $150,000 lower compared to December 31, 2001 since severance obligations as a result of the October 2001 lay-off have been paid off to a large extent during the three months ended March 31, 2002. A decrease in sales return allowance as of March 31, 2002 compared to December 31, 2001 as a result of less inventory held by the stocking distributor also contributed to the decrease in current liabilities.

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

         Most of the cash we have received during the fiscal year beginning April 1, 2001 came from the sale and distribution of special warrants in November of 2001 and sales of BTX research-use equipment. Other funds came from collaborative research arrangements, interest income on our investments and the exercise of stock options. We do not expect to receive enough money from these sources to pay for future activities. There is substantial doubt about our ability to continue as a going concern due to our historical negative cash flow and because we do not have access to sufficient committed capital to meet our projected operating needs for at least the next twelve months. Our auditor has included in their report on the financial statements for the nine months ended December 31, 2001, an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern.

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

        • The costs involved in patenting our technologies, maintaining, and defending them;

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

If We Do Not Have Enough Money To Fund Operations, Then We Will Have To Cut Costs Or Raise More Money Or Change Strategic Direction.

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

Our Business Is Highly Dependent On Receiving Approvals From Various United States And International Government Agencies And Will Be Dramatically Affected If Approval To Manufacture And Sell Our Human-Use Equipment Is Not Granted Or Not Granted In A Timely Manner.

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

         •     There can be delays, sometimes long, in obtaining approval for our human-use devices, and indeed, we have experienced such delays in obtaining FDA approval of our clinical protocols. Specifically, the FDA requested additional detailed information regarding our Phase II clinical studies.Between the production of this information and the FDA’s subsequent review, we estimate that this request added at least six months to the approval process;

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

Our BTX Instrument Division Must Manage The Unpredictable Risks and Uncertainties Of International Operations.

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

         Long-lived assets

         We assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we reduce the carrying value of the asset to fair value. While our current and historical operating and cash flow losses are potential indicators if impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2002.

         Research and Development Expenses

         Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our electroporation technologies. Accordingly, the large majority of our transactions to date have related to research and development spending. We expense all such expenditures in the period incurred.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company’s exposure to market risk for changes in interest rates related primarily to the increase or decrease in the amount of interest income the Company can earn on its cash equivalents and on the increase or decrease in the amount of interest expense the Company must pay with respect to its capital lease obligations. The Company is subject to interest rate risk on its capital lease arrangements which carry an average fixed annual rate of approximately 17% and on its cash equivalents which at March 31, 2002 had an average interest rate of approximately 1.4%. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company ensures the safety and preservation of its invested principal funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive financial instruments. Declines in interest rates over time will, however, reduce the interest income while increases in interest rates over time will increase the interest expense.

Part II. Other Information

Items 1, 3, and 4 are not applicable and have been omitted.

Item 2. Changes in Securities and Use of Proceeds

c) During the quarter ended March 31, 2002, the Company issued the following securities in transactions that were not registered under the Securities Act:

1) On January 9, 2002 the Company issued 100,000 common shares to a consultant as partial compensation for consulting services rendered in 2001 valued at $55,000. The consultant was an accredited investor and represented to the Company that it understood that the purchased securities could not be transferred unless (i) the Company registered the securities or (ii) the transfer qualified for an exemption from registration. In connection with this issuance of securities, the Company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

2) On January 16, 2002 The Company issued 500,000 common shares upon exercise of previously issued warrants for cash proceeds of $337,506. The purchaser was an accredited investor and represented to the Company that it understood that the purchased securities could not be transferred unless (i) the Company registered the securities or (ii) the transfer qualified for an exemption from registration. In connection with this issuance of securities, the Company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 5. Other Information

         On January 7, 2002 the employment of Dr. Babak Nemati, an executive vice president, with the Company ended. On April 17, 2002 the Company entered into a Separation Agreement with Dr. Nemati.

Item 6. Exhibits and Reports on Form 8-K

                  (a) Exhibits

Exhibit
No.	Description

2.1	Plan of Reorganization (1)

3.1	Articles of Incorporation (2)

3.2	Bylaws (3)

4.1	Shareholders Rights Agreement dated June 20, 1997 by and between the Registrant and Montreal Trust Company of Canada, as amended on August 21, 1997 (4)

10.1	Separation Agreement and General Release of Claims dated April 17, 2002 by and between the Registrant and Babak Nemati

(1)	Filed as an exhibit to Registrant’s Form S-4 on April 9, 2001 and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Registration Statement on Form S-4 (333-56978) and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Form S-1 (333-88427) and incorporated herein by reference.

                  (b) Reports on Form 8-K

Following reports on Form 8-K were filed during the three months ended March 31, 2002:

         A report on Form 8-K was filed on February 22, 2002 containing Audited Financial Statements and related Management Discussion & Analysis for the nine months ended December 31, 2001 (as amended by Amendment No. 1 filed on March 12, 2002 and Amendment No. 2 filed on March 25, 2002).

         A report on Form 8-K was filed on March 22, 2002 containing information about the officers and directors of the Company (as amended by Amendment No.1 filed on March 28, 2002).

GENETRONICS BIOMEDICAL CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genetronics Biomedical Corporation

Date:	May 14, 2002	By:	/s/ Avtar Dhillon Avtar Dhillon, Chief Executive Officer

Date:	May 14, 2002	By:	/s/ Markus Hofmann Acting Chief Financial Officer