Form 10-Q
period 2002-06-30
GENETRONICS BIOMEDICAL CORP
filed 2002-08-14
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     The number of shares outstanding of the Company’s Common Stock, par value $ 0.001 per share, was 40,172,661 as of August 9, 2002.

GENETRONICS BIOMEDICAL CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2002

Part I. Financial Information

Item 1. Financial Statements

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$1,429,288	$1,813,100
Short term investments	1,989,241	—
Accounts receivable	54,900	164,227
Prepaid expenses and other	21,943	6,327
Assets of discontinued operations	1,618,229	1,698,557

Total current assets	5,113,601	3,682,211

Fixed assets, net	433,669	573,629
Other assets, net	2,333,308	2,377,874

Total assets	$7,880,578	$6,633,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued expenses	$684,397	$753,457
Current portion of obligations under capital leases	21,741	27,475
Deferred revenue	140,578	115,020
Liabilities of discontinued operations	336,580	709,135

Total current liabilities	1,183,296	1,605,087

Obligations under capital leases	9,664	20,642
Deferred rent	36,875	44,880

Total liabilities	1,229,835	1,670,609

Shareholders’ equity
Common stock, $0.001 par value	40,173	33,761
Receivables from Executive/Shareholders	(82,638)	(534,395)
Special Warrants	3,890,853	1,748,937
Shares to be Issued	—	55,000
Additional paid in capital	53,264,755	51,123,760
Accumulated other comprehensive loss	(101,557)	(102,238)
Accumulated deficit	(50,360,843)	(47,361,720)

Total shareholders’ equity	6,650,743	4,963,105

Total liabilities and shareholders’ equity	$7,880,578	$6,633,714

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF
OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

REVENUE
License fee and milestone payments	$1,471	$—	$2,941	$3,470,590
Grant funding	—	—	—	4,032
Revenues under collaborative research and development arrangements	39,500	53,179	42,500	198,442

Total Revenue	40,971	53,179	45,441	3,673,064

EXPENSES
Research and development	633,735	781,673	1,257,720	2,412,622
General and administrative	930,433	1,518,649	1,808,311	2,661,204
Interest income	10,849	61,344	16,854	164,925
Interest expense	(1,342)	(4,763)	(3,391)	(10,375)
Foreign exchange loss	—	—	—	(66,453)

Total Expenses	1,554,661	2,243,741	3,052,568	4,985,729

Loss from continuing operations	(1,513,690)	(2,190,562)	(3,007,127)	(1,312,665)
Discontinued operations	(23,617)	(491,694)	8,004	(425,461)

Net Loss	$(1,537,307)	$(2,682,256)	$(2,999,123)	$(1,738,126)

Amounts per common share — basic and diluted:
Loss from continuing operations	$(0.04)	$(0.07)	$(0.08)	$(0.04)
Loss from discontinued operations	—	$(0.01)	—	$(0.01)

Net Loss	$(0.04)	$(0.08)	$(0.08)	$(0.05)

Weighted average number of common shares	39,683,651	33,758,111	36,578,421	33,129,406

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Unaudited)

	Six	Six
	Months ended	Months Ended
	June 30,	June 30,
	2002	2001

OPERATING ACTIVITIES
Loss from continuing operations	$(3,007,127)	$(1,312,665)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Compensation for services paid in stock options	58,509	114,186
Depreciation and amortization	309,523	200,555
Recovery of uncollectible accounts	—	(38,239)
Provision for inventory obsolescence	48,103	38,792
Loss on disposal of fixed assets	705	4,335
Deferred rent	(8,005)	7,484
Changes in non-cash working capital items:
Accounts receivable	109,327	13,901
Inventories	(48,103)	99,596
Prepaid expenses and other	(15,616)	(37,695)
Accounts payable and accrued expenses	(69,060)	116
Deferred revenue	25,558	(3,592,807)

Cash used in operating activities	(2,596,186)	(4,502,441)

INVESTING ACTIVITIES
(Purchase) Sale of short-term investments	(1,989,241)	690,027
Disposal of capital assets	4,421	40,182
Increase in other assets	(130,123)	(10,193)

Cash (used in) provided by investing activities	(2,114,943)	720,016

FINANCING ACTIVITIES
Payments on obligations under capital leases	(16,712)	(35,566)
Proceeds from issuance of common shares — net	4,628,252	4,864,397

Cash provided by financing activities	4,611,540	4,828,831

Net cash used in discontinued operations	(284,223)	(328,577)

(Decrease) Increase in cash and cash equivalents	(383,812)	717,829
Cash and cash equivalents, beginning of period	1,813,100	3,287,004

Cash and cash equivalents, end of period	$1,429,288	$4,004,833

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Genetronics Biomedical Corporation (“Company”, “we” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of June 30, 2002, consolidated statements of operations for the three and six months ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which Genetronics Biomedical Corporation considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2002 shown herein are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or for any other period. For more complete information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the nine month period ended December 31, 2001 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

     The Company incurred a net loss of $1,537,307 and $2,999,123 for the three and six months ended June 30, 2002, has working capital of $3,930,305 and an accumulated deficit of $50,360,843 at June 30, 2002. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In October 2001, the Company reduced its operating expenses through a reorganization of its operations by reducing its headcount by approximately 20% as well as reducing facilities expenses, certain research and development expenses and certain outside consulting and contract costs. As the reduction of above expenses alone will not prevent future operating losses, the Company is aggressively seeking further funding in order to satisfy its projected cash needs for at least the next twelve months. The Company will continue to rely on outside sources of financing to meet its capital needs beyond next year. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is not able to secure additional funding, it will be required to further scale back its research and development programs, preclinical studies and clinical trials, and selling, general, and administrative activities and may not be able to continue in business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue in business.

2. Principles of Consolidation

     These consolidated financial statements include the accounts of Genetronics Biomedical Corporation and its wholly-owned subsidiary, Genetronics, Inc., a private company incorporated in the state of California.

3. Share Capital

     Authorized and Issued Stock as at June 30, 2002:

Authorized:	100,000,000 shares of common stock with a par value of $ 0.001 per share 10,000,000 shares of preferred stock with a par value of $0.001 per share

Issued:	40,172,661 shares of common stock with a par value of $40,173 No shares of preferred stock had been issued to date

As a result of the Company’s continuation into Delaware [note 1] on June 15, 2001, the Company changed the par value of its common stock from no par value to $0.001 par value. The shareholders’ equity section as of December 31, 2001 has been reclassified to conform to this presentation.

Authorized and Issued Stock as at December 31, 2001:

Authorized:	100,000,000 shares of common stock with a par value of $ 0.001 per share 10,000,000 shares of preferred stock with a par value of $0.001 per share

Issued:	33,760,968 shares of common stock with a par value of $33,761 No shares of preferred stock had been issued to date

     The 2000 Stock Option Plan, effective July 31, 2000 (the “2000 Plan”), was approved by the shareholders on August 7, 2000, pursuant to which 10,000,000 shares of common stock are reserved for issuance. The 2000 Plan supercedes all previous stock option plans. As of June 30, 2002,

2,248,451 shares of common stock were available for grant under the 2000 Plan. At December 31, 2001, there were 848,825 stock options available for grant under the 2000 Plan.

     Stock Options Outstanding as at June 30, 2002 (Unaudited):

     During the six months ended June 30, 2002, the Company granted 2,483,700 stock options with a weighted average exercise price of $0.46.

     At June 30, 2002 6,473,100 stock options remain outstanding at exercise prices ranging from $0.41 to $5.50 with a weighted average remaining life of 6.8 years, of which 3,905,975 are vested as at June 30, 2002.

     Issuance of Common Stock:

     Pursuant to a consulting agreement dated June 12, 2001, the Company agreed to issue 100,000 shares of common stock with a value of $55,000 based on the fair market value of the Company’s common stock on the completion date of the project in October 2001. The shares of common stock were issued on January 9, 2002.

     In January 2002, the Company reduced the exercise price of 500,000 Agent’s Compensation Warrants from Cdn $1.35 to Cdn $1.10 and extended the expiration date to January 31, 2002. On January 16, 2002, the Company issued 500,000 shares of common stock in respect of the exercise of these warrants for gross proceeds of Cdn $550,000 (US $337,506).

     In January 2002, the Company extended the expiration date of 499,199 consultant stock options from January 15, 2002 to January 31, 2002 and reduced the exercise price from between Cdn $1.25 and Cdn $4.13 to Cdn $1.15. On January 21, 2002 the Company issued 499,199 shares of common stock in respect of the exercise of these stock options for gross proceeds of Cdn $574,079 (US $361,287). As a result additional stock-based compensation was recorded in January 2002 of $39,936 at a fair value of $0.08 per option which was estimated by using the Black Scholes pricing model.

     Special Warrants

     On June 6, 2002, the Company closed a private placement of 10,225,891 special warrants. 7,985,574 special warrants were issued at a subscription price of $0.42 per special warrant and 2,240,317 special warrants were issued at a subscription price of $0.47 per special warrant, for gross proceeds of $4,406,890. Each $0.42 special warrant is exercisable, without additional payment, into one share of common stock and a warrant for the purchase of one-third of one share of common stock. Each full common stock purchase warrant is exercisable for 12 months to purchase a share of common stock at $0.70. Total warrants at $0.70 are 2,661,851 and expire on June 6, 2003. Each $0.47 special warrant is exercisable, without additional payment, into one share of common stock and a warrant for the purchase of forty percent of one share of common stock. Each full common stock purchase warrant is exercisable for 12 months to purchase one share of common stock at $0.65. A total of 896,125 such warrants are issuable and shall expire on June 6, 2003. The gross proceeds of this financing were reduced by issuance costs including the agent’s commission of 6.0% of the gross proceeds of $264,413 and other issue costs of $251,624 incurred as of June 30, 2002.

     In connection with the issuance of the special warrants described in the preceding paragraph, the Company granted Series “A” special warrants to the placement agent to acquire 665,000 shares of common stock for $0.47 per share. These warrants expire on June 6, 2005.

     On November 30, 2001, the Company closed a private placement of 5,212,494 special warrants at a price of $0.45 per special warrant for gross proceeds of $2,345,622. Each special warrant entitled the holder to acquire one share of Company common stock as well as a warrant to purchase one-half of a share of common stock, without payment of further consideration, on the exercise or deemed exercise of the special warrant. In April 2002, these special warrants were converted into 5,212,494 shares of common stock and 2,606,247 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $0.75 through May 30, 2003. The gross proceeds of this financing were reduced by issuance costs including the agent’s commission of 7.5% of the gross proceeds of $175,922 and other issue costs of $815,000 incurred as of March 31, 2002. The placement agent was also granted Agent’s Series A Special Warrants entitling the agent to acquire 100,000 shares of common stock of the Company, without payment of further consideration as well as Agent’s Series B Special Warrants entitling the agent to acquire 521,249 Agent’s Share Purchase Warrants. Each Agent’s Share Purchase Warrant entitles the holder to acquire one share of common stock at a price of $0.45 per share, exercisable through May 30, 2003. In May 2002, the Series A Special Warrants were converted to 100,000 shares of common stock of the Company.

     In November 2001, the Company entered into a note receivable agreement with one of its executive officers in the amount of $65,000, to enable the executive to purchase 144,000 special warrants offered through the Company’s private placement. The loan plus accrued interest, at an interest rate of 5.0%, is payable on or before November 9, 2004. In March 2002 the Company received a partial repayment of the loan balance in the amount of $33,847. In June 2002, the Company had a receivable from one of its officers in the amount of $50,000. In July 2002, this amount was repaid in full.

4. Change in Accounting Principle

     During the fourth quarter ended March 31, 2001, the Company changed its accounting policy for up-front non-refundable license payments received in connection with collaborative license arrangements to be in accordance with Staff Accounting Bulletin No. 101 (SAB 101), as amended by SAB 101(A) and (B), issued by the U. S. Securities and Exchange Commission.

     The Company has recorded cumulative up-front payments of approximately $4,000,000 received through April 1, 2000. In accordance with SAB 101, the Company is required to record these fees as revenue over the life of the arrangement, which was terminated in the year ended March 31, 2001. As a result of this change, revenues in the six months ended June 30, 2001 have increased to $3,470,590. The cumulative effect of this change in accounting principle is an increase of $3,647,059 to net loss for the year ended March 31, 2001.

5. Earnings (Loss) Per Share

     Earnings (loss) per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share”. Basic earnings (loss) per share are computed by dividing the net earnings (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock by application of the treasury stock method. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive for all periods presented, the number of shares used in calculation of basic and diluted loss per share are the same for that period.

6. Discontinued Operations

     The Company’s Board of Directors has decided to focus the attention and resources of the Company on its Drug and Gene Delivery Division. In connection with this decision, on June 19, 2002, the Company signed an agreement to sell the assets of the BTX Instrument Division for up to $5,000,000, pending shareholder approval. The Company anticipates the closing of this transaction will occur by mid October 2002. The Company anticipates net proceeds from this transaction will be between $4.2 - 4.7 million. Accordingly, the BTX Instrument Division, which was previously classified as a separate segment, has been classified as discontinued operations for financial reporting purposes.

     Operating results of the Company’s discontinued operations are shown separately in the accompanying consolidated statements of operations. The BTX Instruments Division had sales of $976,686 and $784,543 for the three months ended June 30, 2002 and 2001, respectively, and $1,763,749 and $1,850,505 for the six months ended June 30, 2002 and 2001, respectively. These amounts are not included in sales in the accompanying unaudited consolidated statements of operations.

7. Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which supercedes APB 17, Intangible Assets, and eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets. Instead, goodwill and other intangibles with indefinite lives will be tested for impairment on at least an annual basis utilizing a test that begins with an estimate of the fair value of the reporting unit or intangible asset. Previous accounting principles utilized undiscounted cash flows to determine if an impairment had occurred. The adoption of SFAS No. 142 did not have an impact on our operations or financial condition.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which will become effective for the Company beginning in fiscal 2003. This statement establishes a number of rules for the recognition, measurement and display of long-lived assets which are impaired and either held for sale or continuing use within the business. In addition, the Statement broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flow exist. In accordance with SFAS 144, the assets and liabilities of the BTX Instrument division have been presented as discontinued operations (Note 6).

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

     The impact of significant variations to Canadian GAAP on the consolidated statements of operations is as follows:

	Three Months Ended (Unaudited)		Six Months Ended (Unaudited)

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Net (loss) for the period, U.S. GAAP	$(1,537,307)	$(2,682,256)	$(2,999,123)	$(1,738,126)
Adjustment for stock based compensation	11,668	114,186	58,509	114,186
Adjustment for revenue recognition	—	—	—	(3,470,590)

Net loss for the period, Canadian GAAP	$(1,525,639)	$(2,568,070)	$(2,940,614)	$(5,094,530)
Net loss per common share, Canadian GAAP — basic and diluted	$(0.04)	$(0.08)	$(0.08)	$(0.15)

Weighted average number of common shares, Canadian GAAP	39,683,651	33,758,111	36,578,421	33,129,406

The impact of significant variations to Canadian GAAP on the consolidated balance sheet items is as follows:

	June 30, 2002 (Unaudited)	December 31, 2001

Additional paid in capital	$53,264,855	$51,123,760
Accumulated deficit	$(50,360,843)	$(47,361,720)

9. Reclassification

     Certain reclassifications have been made to the three-month period ended June 30, 2001 to conform to the June 30, 2002 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including those statements related to the sale of the BTX Instrument Division, development plans, intentions to seek licensing partners and additional sources of capital, intended inventory levels, expectations concerning the adequacy of existing cash resources and anticipated sources of future revenues, and other financial, clinical, business environment and trend projections. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, potential changes in strategy and focus of potential collaborative partners, competitive conditions and demand for its products, the current stage of development of both the Company and its products, the timing and uncertainty of results of both research and regulatory processes, the extensive government regulation applicable to its business, the unproven safety and efficacy of its device products, its significant additional financing requirements, the volatility of its stock price, the uncertainty of future capital funding, its potential exposure to product liability or recall, uncertainties relating to patents and other intellectual property, including whether the Company will obtain sufficient protection or competitive advantage therefrom, its dependence upon a limited number of key personnel and consultants and its significant reliance upon its collaborative partners for achieving its goals, and other factors detailed in its Annual Report on Form 10-K for the nine months ended December 31, 2001.

     General

     The Company formally conducted its operations through two separate divisions, the Drug and Gene Delivery Division and the BTX Instrument Division. The Company’s Board of Directors, however, has decided to focus the attention and resources of the Company on its Drug and Gene Delivery Division and to sell substantially all of the assets of the BTX Instrument Division. In connection with this decision, on June 19, 2002, the Company signed an agreement to sell the assets of the BTX Instrument Division pending shareholder approval.

     The Drug and Gene Delivery Division is developing drug and gene delivery systems based on electroporation to be used in the treatment of disease. We have classified the BTX Instrument Division as a discontinued operations for financial reporting purposes. BTX develops, manufactures and sells electroporation and electrofusion equipment to the research laboratory market. In the past the Company’s revenues primarily reflected product sales to the research market through the BTX Instrument Division and research grants through the Drug and Gene Delivery Division. From October 1998 to August 2000 the Company also received revenues from licensing fees and milestone payments. The Company has not received any significant licensing revenues since that time.

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

     Until the commercialization of clinical products, the Company expects revenues to continue to be attributable to grants, collaborative research arrangements, and interest income.

     Due to the expenses incurred in the development of the drug and gene delivery systems, the Company has been unprofitable in the last seven years. As of June 30, 2002 the Company has an accumulated deficit of $50,360,843. The Company expects to continue to incur substantial operating losses in the future due to continued spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of administrative activities.

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

Results of Operations

     Revenues

     The Company had total revenues of $40,971 and $45,441 for the three and six month periods ended June 30, 2002, respectively, compared to $53,179 and $3,673,064 for the three and six month periods ended June 30, 2001, respectively. Total revenues decreased $12,208 and $3,627,623 or 23% and 99% for the three and six month periods ended June 30, 2002, respectively, as compared to the same periods last year. Revenues consist of license fees, milestone payments and amounts received from collaborative research and development arrangements. Revenues under license fees and milestone payments for the three month period ended June 30, 2002 were $1,470. No license fees and milestone payments were recorded for the three month period ended June 30, 2001. The $1,471 licenses fees which were recorded for the three month period ended June 30, 2002, resulted from the amortization of a $100,000 up-front license fee received according to a non-exclusive license and supply agreement entered into with Valentis, Inc. The Company may receive further payments, in the form of cash and stock of Valentis, if certain milestones are achieved under the agreement. License fees and milestone payments have decreased $3,467,649 or 99%, from $3,470,590 for the six month period ended June 30, 2001, compared to $2,941 for the six month period ending June 30, 2002. The decrease from the previous six month period was a result of the termination of the Licensing and Development Agreement with Ethicon Endo-Surgery, Inc. which allowed the Company, in March 2001, to recognize the unamortized portion of the up-front license fee of $4,000,000, received in October 1998. The Company is currently seeking a new licensing partner for the use of electroporation for the delivery of drugs in the treatment of cancer. Until a new strategic alliance is in place with a new partner and the Company achieves the milestones specified in the new agreement, or product sales commence under the new agreement, the Company will not receive any significant milestone or licensing payments for development or sale of its products.

     There were no revenues from grant funding for the three month periods ended June 30, 2002 and 2001. There were no revenues from grant funding recorded for the six month period ended June 30, 2002, compared to $4,032 for the six month period ended June 30, 2001. This decrease was the result of the expiration of the Company’s grants. All active grants have expired, but the Company continues to pursue additional grants; however, no assurance can be given that any such awards will be realized.

     During the three and six month periods ended June 30, 2002 and 2001, the Company recorded revenues under collaborative research and development arrangements in the amount of $39,500 and $53,179 and $42,500 and $198,442, respectively. Research and development revenues decreased $13,679 or 26% and $155,942 or 79% for the three and six month periods ended June 30, 2002, as compared to the same periods of the previous year. This decrease was due to the fact that a collaborative research agreement in the gene therapy area entered into in late 1999 was completed in mid 2001.

     Research and Development

     Research and development expenses, which include clinical trial costs, for the three and six month periods ended June 30, 2002, were $633,735 and $1,257,720, respectively, compared to $781,673 and $2,412,622 for the three and six month periods ended June 2001, respectively. Research and development expenses decreased by $147,938, or 19%, from $781,673 for the three month period ended June 30, 2001, to $633,735 for the three month period ended June 30, 2002. For the six month period ended June 30, 2002, research and development expenses decreased by $1,154,902, or 48%, from $2,412,622 for the six month period ended June 30, 2001 to $1,257,720 for the six month period ended June 30, 2002. The decrease in research and development expenses for both the three and six month periods ended June 30, 2002, reflects a combination of lower clinical/regulatory expenses due to the completion of the Head and Neck Phase II clinical trials in the United States and Canada in the previous year and the fact that in October 2001, the Company reorganized to more effectively manage existing resources and to accommodate its stronger focus on oncology and gene therapy. The reorganization resulted in a reduction of the work force, which decreased research and development personnel expenses, as compared to the same period last year. Reduced expenses in the oncology research area also contributed to these lower expenses. The Company is currently planning to enter a Phase III clinical trial, which is subject to the approval by the FDA. Clinical/regulatory expenses will increase substantially when the phase III trial is in progress.

     General and Administrative Expenses

     General and administrative expenses, which consist of business development expenses, and general administrative expenses, for the three and six month periods ended June 30, 2002, were $930,433 and $1,808,311, respectively, compared to $1,518,649 and $2,661,204 for the three and six month periods ended June 2001, respectively. General and administrative expenses decreased by $588,216, or 39%, from $1,518,649 for the three month period ended June 30, 2001 to $930,433 for the three month period ended June 30, 2002. For the six month period ended June 30, 2002, general and administrative expenses decreased by $852,893, or 32%, from $2,661,204 for the six month period ended June 30, 2001 to $1,808,311 for the six month period ended June 30, 2002. The decrease in general and administrative expenses for both the three and six month periods ended June 30, 2002 was primarily the result of the Company’s reorganization in October 2001. The purpose of the reorganization was to more effectively manage existing resources and to accommodate a stronger focus on oncology and gene therapy. As a result of the reorganization, the Company’s work force was reduced by 16 employees, including the Chief Operating Officer and the Chief Financial Officer. The reduction in work force resulted in lower personnel expenses and related overhead expenses. In addition, effective March 1, 2002 rent expenses also decreased since the Company was able to return about 4,500 sq. ft. of its leased facilities to the landlord.

     Interest income for the three and six month periods ended June 30, 2002, were $10,849 and $16,854, respectively, compared to $61,344 and $164,925 for the three and six month periods ended June 2001, respectively. Interest income decreased by $50,495, or 82%, from $61,344 for the three month period ended June 30, 2001 to $10,491 for the three month period ended June 30, 2002. For the six month period ended June 30, 2002, interest income decreased by $148,081, or 90%, from $164,925 for the six month period ended June 30, 2001 to $16,854 for the six month period ended June 30, 2002. The decrease in interest income for both the three and six month periods ended June 30, 2002, resulted from the diminishing availability of investment funds due to the continuing operating losses.

     Net Loss

     The Company reported a net loss of $1,513,690 for the three month period ended June 30, 2002, compared to a net loss of $2,190,562 for the three month period ended June 30, 2001. The Company reported a net loss of $3,007,127 for the six month period ended June 30, 2002, compared to a net loss of $1,312,665 for the six month period ended June 30, 2001. The increased net loss for the three and six month periods ended June 30, 2002 was the result of lower license fee revenues associated with the termination of the Ethicon Endo-Surgery agreement.

Liquidity and Capital Resources

     During the last five fiscal years, the Company’s primary uses of cash have been to finance research and development activities and clinical trial activities in the Drug and Gene Delivery Division. Since inception, the Company has satisfied its cash requirements principally from proceeds from the sale of equity securities.

     As of June 30, 2002, Genetronics Biomedical had working capital of $3,930,305 compared with $2,077,124 as of December 31, 2001. The increase was primarily a result of the additional funds received in the three months ended June 30, 2002 from the issuance of equity securities. The current ratio increased from 2.24 as of December 31, 2001 to 4.32 as of June 30, 2002.

     On June 6, 2002, the Company closed a private placement of 10,225,891 special warrants. 7,985,574 special warrants were issued at a subscription price of $0.42 per special warrant and

2,240,317 special warrants were issued at a subscription price of $0.47 per special warrant, for gross proceeds of $4,406,890. Each $0.42 special warrant is exercisable, without additional payment, into one share of common stock and a warrant for the purchase of one-third of one share of common stock. Each full common stock purchase warrant is exercisable for 12 months to purchase a share of common stock at $0.70. Total warrants at $0.70 are 2,661,851 and expire on June 6, 2003. Each $0.47 special warrant is exercisable, without additional payment, into one share of common stock and a warrant for the purchase of forty percent of one share of common stock. Each full common stock purchase warrant is exercisable for 12 months to purchase one share of common stock at $0.65. A total of 896,125 such warrants are issuable and shall expire on June 6, 2003. The gross proceeds of this financing were reduced by issuance costs including the agent’s commission of 6.0% of the gross proceeds of $264,413 and other issue costs of $251,624 incurred as of June 30, 2002.

     In connection with the issuance of the special warrants described in the preceding paragraph, the Company granted Series “A” special warrants to the placement agent to acquire 665,000 shares of common stock for $0.47 per share. These warrants expire on June 6, 2005.

     On November 30, 2001, the Company closed a private placement of 5,212,494 special warrants at a price of $0.45 per special warrant for gross proceeds of $2,345,622. Each special warrant entitled the holder to acquire one share of Company common stock as well as a warrant to purchase one-half of a share of common stock, without payment of further consideration, on the exercise or deemed exercise of the special warrant. In April 2002, these special warrants were converted into 5,212,494 shares of common stock and 2,606,247 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $0.75 through May 30, 2003. The gross proceeds of this financing were reduced by issuance costs including the agent’s commission of 7.5% of the gross proceeds of $175,922 and other issue costs of $815,000 incurred as of March 31, 2002. The placement agent was also granted Agent’s Series A Special Warrants entitling the agent to acquire 100,000 shares of common stock of the Company, without payment of further consideration as well as Agent’s Series B Special Warrants entitling the agent to acquire 521,249 Agent’s Share Purchase Warrants. Each Agent’s Share Purchase Warrant entitles the holder to acquire one share of common stock at a price of $0.45 per share, exercisable through May 30, 2003. In May 2002, the Series A Special Warrants were converted to 100,000 shares of common stock of the Company.

     As of June 30, 2002, the Company had an accumulated deficit of $50,360,843. The Company has operated at a loss since 1994, and it expects this to continue for some time. The amount of the accumulated deficit will continue to grow, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if the Company receives approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. As of the date of this filing, there is substantial doubt about the Company’s ability to continue as a going concern due to its historical negative cash flow and because the Company does not have access to sufficient committed capital to meet its projected operating needs for at least the next twelve months.

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

     Current liabilities decreased from $1,605,087 as of December 31, 2001 to $1,183,296 as of June 30, 2002. About $100,000 of the $421,791 decrease was attributable to a higher accrual for payroll liability as of December 31, 2001 due to the timing of the bi-weekly pay dates. Also, severance accruals as of June 30, 2002 were significantly lower compared to December 31, 2001 since severance obligations as a result of the October 2001 lay-off have been paid off to a large extent during the six months ended June 30, 2002.

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

     •     The ability to generate substantial funding to continue research and development activities, preclinical and clinical studies and clinical trials and manufacturing, scale-up, and selling, general, and administrative activities is subject to a number of risks and uncertainties and will depend on numerous factors including:

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

     As of June 30, 2002, we had a deficit of $50,360,843. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of our accumulated deficit will continue to grow, as it will be expensive to continue our clinical, research, and development efforts. If these activities are successful, and if we receive approval from the FDA to market human-use equipment, then even more money will be required to market and sell the equipment.

     Most of the cash we have received during the fiscal year beginning January 1, 2002 came from the sale and distribution of special warrants in June of 2002 and sales of BTX research-use equipment. Other funds came from collaborative research arrangements, interest income on our investments and the exercise of stock options. We do not expect to receive enough money from these sources to pay for future activities. There is substantial doubt about our ability to continue as a going concern due to our historical negative cash flow and because we do not have access to sufficient committed capital to meet our projected operating needs for at least the next twelve months. Our auditor has included in their report on the financial statements for the nine months ended December 31, 2001, an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern.

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

     •     The cost of manufacturing our human-use equipment; and

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

If The Proposed Sale Of Substantially All Of The Assets Of The BTX Instrument Division Does Not Close As Expected, Then The Company Will Have Immediate Capital Needs That Will Have To Be Met Through Some Other Means.

     The Company’s Board of Directors, has decided to focus the attention and resources of the Company on its Drug and Gene Delivery Division and to sell substantially all of the assets of the BTX Instrument Division. In connection with this decision, the Company signed an agreement on June 19, 2002 to sell substantially all of the assets of the BTX Instrument Division, other than its cash and accounts receivable, to ICN Biomedicals, Inc. (“ICN”). ICN has agreed to pay $4,500,000 at the closing of the transaction and up to an additional $500,000 in early 2003 depending on the accomplishment of certain economic milestones. All proceeds from the sale will be used to further the ongoing business of the Company. The agreement with ICN contains numerous conditions to closing, including the requirement that a majority of the Company’s stockholders approve the transaction, and if one or more of these conditions is not satisfied or waived, the asset sale will not occur. If the sale of the BTX assets to ICN is not approved by the stockholders, or fails to close for any other reason, the Company will have to either (i) pursue an infusion of capital though the offering of additional securities, or (ii) attempt to sell the BTX assets to another purchaser on terms acceptable to the Board of Directors and the shareholders. If the Company is unable to sell additional securities or the BTX assets within a reasonable amount of time, the Company will most likely have to file for protection under the Federal Bankruptcy Code or state insolvency proceedings. The Company’s Board of Directors currently believes that if the sale of the BTX assets to ICN does not close, the most likely result will be that the Company will have to file for protection under the Federal Bankruptcy Code. Our monthly expenditures currently exceed our monthly revenues, and we will continue to incur expenses after the sale of the assets. Therefore, the longer the time period before the assets are sold, the more risk that we will run out of operating capital necessary for ongoing operations.

If The Asset Sale Does Close, The Amount Of Proceeds Received By The Company May Be Less Than Anticipated.

     The amount of cash that will be available as a result of the sale is uncertain. While we currently anticipate that we will receive net proceeds between $4.2-4.7 million in connection with the asset sale, the actual amount received could, in fact, be lower. A number of events or factors could affect the total amount of proceeds received. Even seemingly small variations from the current expectations could have a material impact on the amount of proceeds received by Genetronics. Factors that could cause a reduction in the amount of proceeds include: (i) higher than anticipated transaction costs, (ii) unforeseen delays in the asset sale, (iii) liabilities could be higher than currently anticipated, (iv) a decrease in the value of the BTX Division prior to closing.

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

     Our partners and collaborators fund a portion of our research and development expenses and assist us in the research and development of our human-use equipment. We have ten current partners and collaborators who fund roughly five percent of our research and development expenses. These collaborations and partnerships can help pay the salaries and other overhead expenses related to research. Our largest partner at this time is Valentis, Inc. In November 2001, we entered into a non-exclusive license and supply agreement with Valentis, whereby Valentis obtained rights to use our electroporation technology in the development of certain Genemedicine products. We received an upfront cash payment of $100,000 from Valentis in the first quarter of 2002, and we may receive additional revenues from this partnership depending on various regulatory approvals and other events outside of our control. In the past, we encountered operational difficulties after the termination of a similar agreement by a former partner, Ethicon, Inc., a Johnson & Johnson company. At the time of termination, proceeds from the Ethicon relationship funded roughly one-

third of our research and development expenses. Because this partnership was terminated, we did not receive significant milestone payments which we had expected and were forced to delay some clinical trials as well as some product development. In order to obtain the funding necessary for these projects we pursued other licensing and development arrangements as well as private equity investments. Furthermore, the termination of this partnership damaged our reputation in the biotechnology community. While termination of, or any significant change in, any of our material collaborative relationships could adversely impact our business, the termination of the Ethicon partnership was the most significant to date. The Valentis partnership is not of the same size and scope as the Ethicon partnership and termination of the Valentis partnership would not, in and of itself, cause us to cease operations due to financial concerns. Termination of the Valentis partnership, however, would present operational difficulties as we would be required to reallocate existing and anticipated resources among various potential uses. We would likely have to defer or curtail our development activities in one or more areas because potential revenues available under the terms of the relationship would go unrealized.

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

There Is A Risk Of Product Liability With Human-Use Equipment

     The testing, marketing and sale of human-use products expose us to significant and unpredictable risks of equipment product liability claims. These claims may arise from patients, clinical trial volunteers, consumers, physicians, hospitals, companies, institutions, researchers or others using, selling, or buying our equipment. Product liability risks are inherent in our business and will exist even after the products are approved for sale. If and when our human-use equipment is commercialized, we run the risk that use (or misuse) of the equipment will result in personal injury. The chance of such an occurrence will increase after a product type is on the market.

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

     If and when our human-use equipment is commercialized, there is always the risk of product defects. Product defects can lead to loss of future sales, decrease in market acceptance, damage to our brand or reputation, and product returns and warranty costs. These events can occur whether the defect resides in a component we purchased from a third party or whether it was due to our design and/or manufacture. We expect that our sales agreements will contain provisions designed to limit our exposure to product liability claims. However, we do not know whether these limitations are enforceable in the countries in which the sale is made. Any product liability or other claim brought against us, if successful and of sufficient magnitude, could negatively impact our financial performance, even if we have insurance.

We Cannot Be Certain That We Will Be Able To Manufacture Our Human-Use In Sufficient Volumes At Commercially Reasonable Rates.

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

     We have an employment agreement in place for Avtar Dhillon, our President and Chief Executive Officer. If Mr. Dhillon leaves us, that might pose significant risks to our continued development and progress. Our progress may also be curtailed if Dietmar Rabussay, Ph.D., our Vice President of Research and Development, were to leave us.

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

     Long-lived assets

     We assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we reduce the carrying value of the asset to fair value. While our current and historical operating and cash flow losses are potential indicators if impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through June 30, 2002.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s exposure to market risk for changes in interest rates related primarily to the increase or decrease in the amount of interest income the Company can earn on its cash equivalents and on the increase or decrease in the amount of interest expense the Company must pay with respect to its capital lease obligations. The Company is subject to interest rate risk on its capital lease arrangements which carry an average fixed annual rate of approximately 17% and on its cash equivalents which at June 30, 2002 had an average interest rate of approximately 1.4%. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company ensures the safety and preservation of its invested principal funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive financial instruments. Declines in interest rates over time will, however, reduce the interest income while increases in interest rates over time will increase the interest expense.

Part II. Other Information

Items 1, 3, and 4 are not applicable and have been omitted.

Item 2. Changes in Securities and Use of Proceeds

c) During the three month period ended June 30, 2002, the Company issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

     On June 6, 2002, the Company closed a private placement of 10,225,891 special warrants. 7,985,574 special warrants were issued at a subscription price of $0.42 per special warrant and 2,240,317 special warrants were issued at a subscription price of $0.47 per special warrant, for gross proceeds of $4,406,890. Each $0.42 special warrant is exercisable, without additional payment, into one share of common stock and a warrant for the purchase of one-third of one share of common stock.. Each full common stock purchase warrant is exercisable for 12 months to purchase a share of common stock at $0.70. Total warrants at $0.70 are 2,661,851 and expire on June 6, 2003. Each $0.47 special warrant is exercisable, without additional payment, into one share of common stock and a warrant for the purchase of forty percent of one share of common stock. Each full common stock purchase warrant is exercisable for 12 months to purchase one share of common stock at $0.65. A total of 896,125 such warrants are issuable and shall expire on June 6, 2003. The gross proceeds of this financing were reduced by issuance costs including the agent’s commission of 6.0% of the gross proceeds of $264,413 and other issue costs of $251,624 incurred as of June 30, 2002. The Company relied on the exemption from registration available under Rule 506 of Regulation D of the Securities Act as all sales were made to accredited investors who purchased such securities for investment purposes. The Company is using the proceeds from the transactions to fund ongoing business operations.

Item 5. Other Information

     The employment of William K. Dix and Jack Snyder, each an executive vice president of the Company, ended on July 31, 2002 and July 12, 2002, respectively. On August 9, 2002 the Company entered into a Separation Agreement with Mr. Snyder.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation (1)
3.2	Bylaws(2)
4.1	Shareholders Rights Agreement dated June 20, 1997 by and between the Registrant and Montreal Trust Company of Canada, as amended on August 21, 1997(3)
10.1	Employment Agreement dated October 10, 2001 by and between the Company and Avtar Dhillon
10.2	Asset Purchase Agreement dated June 19, 2002 by and between the Company and ICN Biomedicals, Inc. (4)
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (333-56978) on March 14, 2001 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Form S-1 (333-76738) on October 5, 1999 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s Preliminary Proxy Statement filed on July 30, 2002 and incorporated herein by reference.

(b)           Reports on Form 8-K

The following reports on Form 8-K were filed during the three months ended June 30, 2002:

•	Our Form 8-K filed May 24, 2002

•	Our Form 8-K filed June 14, 2002

GENETRONICS BIOMEDICAL CORPORATION
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genetronics Biomedical Corporation

Date: August 14, 2002	By:	/s/ Avtar Dhillon

Avtar Dhillon, Chief Executive Officer

Date: August 14, 2002	By:	/s/ Peter Kies

Chief Financial Officer