Form 10-Q
period 2002-09-30
GENETRONICS BIOMEDICAL CORP
filed 2002-11-13
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  [   ]

     The number of shares outstanding of the Company’s Common Stock, par value $ 0.001 per share, was 50,398,552 as of November 8, 2002.

GENETRONICS BIOMEDICAL CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2002

Part I. Financial Information

Item 1. Financial Statements

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$1,364,982	$1,813,100
Short term investments	994,260	—
Accounts receivable, net	8,900	164,227
Prepaid expenses and other	30,030	6,327
Assets of discontinued operations	1,433,449	1,698,557

Total current assets	3,831,621	3,682,211

Fixed assets, net	365,741	573,629
Patents and other assets, net	2,354,154	2,377,874

Total assets	$6,551,516	$6,633,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued expenses	$627,691	$753,457
Current portion of obligations under capital leases	21,969	27,475
Deferred revenue	201,608	115,020
Liabilities of discontinued operations	393,212	709,135

Total current liabilities	1,244,480	1,605,087

Obligations under capital leases	3,873	20,642
Deferred rent	36,875	44,880

Total liabilities	1,285,228	1,670,609

Shareholders’ equity
Common stock, $0.001 par value	40,173	33,761
Receivables from executive/shareholders	(33,042)	(534,395)
Special warrants	3,853,177	1,748,937
Shares to be issued	—	55,000
Additional paid in capital	53,259,725	51,123,760
Cumulative translation adjustment	(101,997)	(102,238)
Accumulated deficit	(51,751,748)	(47,361,720)

Total shareholders’ equity	5,266,288	4,963,105

Total liabilities and shareholders’ equity	$6,551,516	$6,633,714

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF
OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

REVENUE
License fee and milestone payments	$36,022	$—	$50,463	$3,470,590
Grant revenue	—	—	—	4,032
Revenues under collaborative research and development arrangements	31,865	53,490	62,865	251,932

Total Revenue	67,887	53,490	113,328	3,726,554

EXPENSES
Research and development	593,705	720,032	1,851,425	3,132,654
General and administrative	946,358	1,130,099	2,754,669	3,791,303
Interest income	(11,735)	(27,347)	(28,589)	(192,272)
Interest expense	1,169	3,828	4,560	14,203
Foreign exchange loss	—	—	—	66,453

Total Expenses	1,529,497	1,826,612	4,582,065	6,812,341

Loss from continuing operations	(1,461,610)	(1,773,122)	(4,468,737)	(3,085,787)
Discontinued operations	70,705	61,011	78,709	(364,450)

Net Loss	$(1,390,905)	$(1,712,111)	$(4,390,028)	$(3,450,237)

Amounts per common share — basic and diluted:
Loss from continuing operations	$(0.04)	$(0.05)	$(0.12)	$(0.09)
Loss from discontinued operations	—	—	—	(0.01)

Net Loss	$(0.04)	$(0.05)	$(0.12)	$(0.10)

Weighted average number of common shares	40,172,661	33,759,968	37,812,744	33,339,605

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Unaudited)

	Nine	Nine
	Months ended	Months Ended
	September 30,	September 30,
	2002	2001

OPERATING ACTIVITIES
Loss from continuing operations	$(4,468,737)	$(3,085,787)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Compensation for services paid in stock options	53,479	110,843
Depreciation and amortization	474,241	366,026
Provision for inventory obsolescence	52,630	116,065
Loss on disposal of fixed assets	717	2,135
Deferred rent	(8,005)	11,225
Changes in non-cash working capital items:
Accounts receivable	155,329	(10,928)
Inventories	(52,632)	13,324
Prepaid expenses and other	(23,703)	12,877
Accounts payable and accrued expenses	(125,766)	66,026
Deferred revenue	86,588	(3,595,807)

Cash used in operating activities	(3,855,859)	(5,994,001)

INVESTING ACTIVITIES
(Purchases) Sale of short-term investments	(994,260)	690,030
Disposal of capital assets	(1,127)	52,064
Increase in other assets	(242,223)	(253,660)

Cash (used in) provided by investing activities	(1,237,610)	488,434

FINANCING ACTIVITIES
Payments on obligations under capital leases	(22,275)	(71,227)
Proceeds from issuance of common shares — net	4,639,732	4,864,394

Cash provided by financing activities	4,617,457	4,793,167

Net cash used in discontinued operations	27,894	(368,317)

Decrease in cash and cash equivalents	(448,118)	(1,080,717)
Cash and cash equivalents, beginning of period	1,813,100	3,287,004

Cash and cash equivalents, end of period	$1,364,982	$2,206,287

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Genetronics Biomedical Corporation (“Company”, “we” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of September 30, 2002, consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which Genetronics Biomedical Corporation considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2002 shown herein are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or for any other period. For more complete information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the nine month period ended December 31, 2001 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

The financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company’s independent auditors issued a report on our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 that includes an explanatory paragraph regarding our ability to continue as a going concern.

The Company incurred a net loss of $1,390,905 and $4,390,028 for the three and nine months ended September 30, 2002, has working capital of $2,587,141 and an accumulated deficit of $51,751,748 at September 30, 2002. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In October 2001, the Company reduced its operating expenses through a reorganization of its operations by reducing its headcount by approximately 20% as well as reducing facilities expenses, certain research and development expenses and certain outside consulting and contract costs. As the reduction of above expenses alone will not prevent future operating losses, the Company is aggressively seeking further funding in order to satisfy its projected cash needs for at least the next twelve months. The Company will continue to rely on outside sources of financing to meet its capital needs beyond next year. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is not able to secure additional funding, it will be required to further scale back its research and development programs, pre-clinical studies and clinical trials, and selling, general, and administrative activities and may not be able to continue in business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business.

Certain reclassifications have been made to the nine-month period ended September 30, 2001 to conform to the September 20, 2002 presentation.

2.	Principles of Consolidation

These consolidated financial statements include the accounts of Genetronics Biomedical Corporation and its wholly owned subsidiary, Genetronics, Inc., a private company incorporated in the state of California.

3.	Shareholders’ Equity

Authorized and Issued Stock as of September 30, 2002:

Authorized:	100,000,000 shares of common stock with a par value of $ 0.001 per share 10,000,000 shares of preferred stock with a par value of $0.001 per share

Issued:	40,172,661 shares of common stock with a par value of $40,173 No shares of preferred stock had been issued to date

As a result of the Company’s continuation into Delaware (Note 1) on June 15, 2001, the Company changed the par value of its common stock from no par value to $0.001 par value. The shareholders’ equity section as of December 31, 2001 has been reclassified to conform to this presentation.

Authorized and Issued Stock as at December 31, 2001:

Authorized:	100,000,000 shares of common stock with a par value of $0.001 per share 10,000,000 shares of preferred stock with a par value of $0.001 per share

Issued:	33,760,968 shares of common stock with a par value of $33,761 No shares of preferred stock had been issued to date

Stock Options

The 2000 Stock Option Plan, effective July 31, 2000 (the “2000 Plan”), was approved by the shareholders on August 7, 2000, pursuant to which 10,000,000 shares of common stock are reserved for issuance. The 2000 Plan supercedes all previous stock option plans. As of September 30, 2002, 2,639,276 shares of common stock were available for grant under the 2000 Plan. At December 31, 2001, there were 848,825 stock options available for grant under the 2000 Plan.

During the nine months ended September 30, 2002, the Company granted 2,656,200 stock options with a weighted average exercise price of $0.54.

At September 30, 2002, 6,082,275 stock options remain outstanding at exercise prices ranging from $0.18 to $5.50 with a weighted average remaining life of 7.0 years, of which 3,775,650 are vested as of September 30, 2002.

Common Stock

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

Special Warrants

On June 6, 2002, the Company closed a private placement of 10,225,891 special warrants. 7,985,574 special warrants were issued at a subscription price of $0.42 per special warrant and 2,240,317 special warrants were issued at a subscription price of $0.47 per special warrant, for gross proceeds of $4,406,890. Each $0.42 special warrant is exercisable, without additional payment, into one share of common stock and a warrant for the purchase of one-third of one share of common stock. Each full common stock purchase warrant is exercisable for 12 months to purchase a share of common stock at $0.70. Total warrants at $0.70 are 2,661,851 and expire on June 6, 2003. Each $0.47 special warrant is exercisable, without additional payment, into one share of common stock and a warrant for the purchase of forty percent of one share of common stock. Each full common stock purchase warrant is exercisable for 12 months to purchase one share of common stock at $0.65. A total of 896,125 such warrants are issuable and shall expire on June 6, 2003. The gross proceeds of this financing were reduced by issuance costs including the agent’s commission of 6.0% of the gross proceeds of $264,413 and other issue costs of $289,300 incurred as of September 30, 2002. In October 2002, these special warrants were converted into 10,225,891 shares of common stock and 3,557,976 common stock purchase warrants.

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

The Company had recorded cumulative up-front payments of approximately $4,000,000 received through April 1, 2000. In accordance with SAB 101, the Company is required to record these fees as revenue over the life of the arrangement, which was terminated in the year ended March 31, 2001. As a result of this change, revenues in the nine months ended September 30, 2001 have increased to $3,470,590. The cumulative effect of this change in accounting principle is an increase of $3,647,059 to net loss for the year ended March 31, 2001.

5.	Net Loss Per Share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share”. Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock by application of the treasury stock method. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive for all periods presented, the number of shares used in calculation of basic and diluted loss per share are the same for that period.

6.	Discontinued Operations

The Company’s Board of Directors has decided to focus the attention and resources of the Company on its Drug and Gene Delivery Division. In connection with this decision, the Company has decided to sell the assets of the BTX Instrument Division pending the identification of a suitable purchaser and shareholder approval of the transaction. Accordingly, the BTX Instrument Division, which was previously classified as a separate segment, has been classified as discontinued operations for financial reporting purposes.

Operating results of the Company’s discontinued operations are shown separately in the accompanying consolidated statements of operations. The BTX Instruments Division had sales of $900,249 and $1,220,989 for the three months ended September 30, 2002 and 2001, respectively, and $2,663,998 and $3,071,494 for the nine months ended September 30, 2002 and 2001, respectively. These amounts are not included in sales in the accompanying unaudited consolidated statements of operations.

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which will become effective for the Company beginning in fiscal 2003. This statement establishes a number of rules for the recognition, measurement and display of long-lived assets which are impaired and either held for sale or continuing use within the business. In addition, the Statement broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cashflow exist. In accordance with SFAS 144, the assets and liabilities of the BTX Instrument division have been presented as discontinued operations (Note 6).

In June 2002, the Financial Accounting Standards Board issued Statement No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and Issue 94-3 relates to the requirements under SFAS 146 for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect that the adoption of SFAS 146 will have a material impact on the consolidated financial statements.

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

The impact of significant variations to Canadian GAAP on the consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	(Unaudited)		(Unaudited)

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net loss for the period, U.S. GAAP	$(1,390,905)	$(1,712,111)	$(4,390,028)	$(3,450,237)
Adjustment for stock based compensation	(5,030)	(3,344)	53,479	110,843
Adjustment for revenue recognition	—	—	—	—

Net loss for the period, Canadian GAAP	$(1,395,935)	$(1,715,455)	$(4,336,549)	$(3,339,394)
Net loss per common share, Canadian GAAP — basic and diluted	$(0.04)	$(0.05)	$(0.12)	$(0.10)

Weighted average number of common shares, Canadian GAAP	40,172,661	33,759,968	37,812,744	33,339,605

The impact of significant variations to Canadian GAAP on the consolidated balance sheet items is as follows:

	September 30,	December 31,
	2002	2001

	(Unaudited)
Additional paid in capital	$50,282,520	$48,200,034
Accumulated deficit	$(48,774,543)	$(44,437,994)

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

     Due to the expenses incurred in the development of the drug and gene delivery systems, the Company has been unprofitable in the last eight years. As of September 30, 2002 the Company has an accumulated deficit of $51,751,748. The Company expects to continue to incur substantial operating losses in the future due to continued spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of administrative activities.

     On June 15, 2001 the Company completed a change in its jurisdiction of incorporation from British Columbia, Canada into the state of Delaware. The change was accomplished through a continuation of Genetronics Biomedical Ltd., a British Columbia corporation, into Genetronics Biomedical Corporation, a Delaware corporation. All periods in the financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United Sates.

Critical Accounting Policies

     We believe the following critical accounting policies involve significant judgments and estimates that are used in the preparation of our financial statements.

     Revenue recognition

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

     Long-lived assets

     We assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we reduce the carrying value of the asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through September 30, 2002.

     Research and Development Expenses

     Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our electroporation technologies. Accordingly, the large majority of our transactions to date have related to research and development spending. We expense all such expenditures in the period incurred.

Results of Operations

     Revenues

     The Company had total revenues of $67,887 and $113,328 for the three and nine month periods ended September 30, 2002, respectively, compared to $53,490 and $3,726,554 for the three and nine month periods ended September 30, 2001, respectively. Total revenues increased $14,397 or 27% and decreased by $3,613,226 or 97% for the three and nine month periods ended September 30, 2002, respectively, as compared to the same periods last year. Revenues consist of license fees, milestone payments and amounts received from collaborative research and development arrangements. Revenues under license fees and milestone payments for the three month period ended September 30, 2002 were $36,022. No license fees and milestone payments were recorded for the three month period ended September 30, 2001. The $36,022 licenses fees which were recorded for the three month period ended September 30, 2002, resulted from the amortization of a $100,000 up-front license fee received according to a non-exclusive license and supply agreement entered into with Valentis, Inc. The Company may receive further payments, in the form of cash and stock of Valentis, if certain milestones are achieved under the agreement. License fees and milestone payments have decreased $3,420,127 or 99%, from $3,470,590 for the nine month period ended September 30, 2001, compared to $50,463 for the nine month period ending September 30, 2002. The decrease from the previous nine month period was a result of the termination of the Licensing and Development Agreement with Ethicon Endo-Surgery, Inc. which allowed the Company, in March 2001, to recognize the unamortized portion of the up-front license fee of $4,000,000, received in October 1998. The Company is currently seeking a new licensing partner for the use of electroporation for the delivery of drugs in the treatment of cancer. Until a new strategic alliance is in place with a new partner and the Company achieves the milestones specified in the new agreement, or product sales commence under the new agreement, the Company will not receive any significant milestone or licensing payments for development or sale of its products.

     There were no revenues from grant funding for the three month periods ended September 30, 2002 and 2001. There were no revenues from grant funding recorded for the nine month period ended September 30, 2002, compared to $4,032 for the six month period ended September 30, 2001. This decrease was the result of the expiration of the Company’s grants. All active grants have expired, but the Company continues to pursue additional grants; however, no assurance can be given that any such awards will be realized.

     During the three and nine month periods ended September 30, 2002 and 2001, the Company recorded revenues under collaborative research and development arrangements in the amount of $31,865 and $53,490 and $62,865 and $251,932, respectively. Research and development collaborative revenues decreased $21,625 or 41% and $189,067 or 75% for the three and nine month periods ended September 30, 2002, as compared to the same periods of the previous year. This decrease was due to the fact that a collaborative research agreement in the gene therapy area entered into in late 1999 was completed in mid 2001.

     Research and Development

     Research and development expenses, which include clinical trial costs, for the three and nine month periods ended September 30, 2002, were $593,705 and $1,851,425, respectively, compared to $720,032 and $3,132,654 for the three and nine month periods ended September 2001, respectively. Research and development expenses decreased by $126,327, or 18%, from $720,032 for the three month period ended September 30, 2001, to $593,705 for the three month period ended September 30, 2002. For the nine month period ended September 30, 2002, research and development expenses decreased by $1,281,229, or 41%, from $3,132,654 for the nine month period ended September 30, 2001 to $1,851,425 for the nine month period ended September 30, 2002. The decrease in research and development expenses for both the three and nine month periods ended September 30, 2002, reflects a combination of lower clinical/regulatory expenses due to the completion of the Head and Neck Phase II clinical trials in the United States and Canada in the previous year and the fact that in October 2001, the Company reorganized to more effectively manage existing resources and to accommodate its stronger focus on oncology and gene therapy. The reorganization resulted in a reduction of the work force, which decreased research and development and personnel expenses, as compared to the same period last year. Reduced expenses in the oncology research area also contributed to these lower expenses. The Company is currently planning to enter a Phase III clinical trial, which is subject to the approval by the FDA. Clinical/regulatory expenses will increase substantially if a Phase III clinical trial is initiated.

     General and Administrative Expenses

     General and administrative expenses, which consist of business development expenses, and general administrative expenses, for the three and nine month periods ended September 30, 2002, were $946,358 and $2,754,669 respectively, compared to $1,130,099 and $3,791,303 for the three and nine month periods ended September 2001, respectively. General and administrative expenses decreased by $183,741, or 16%, from $1,130,099 for the three month period ended September 30, 2001 to $946,358 for the three month period ended September 30, 2002. For the nine month period ended September 30, 2002, general and administrative expenses decreased by $1,036,634, or 27%, from $3,791,303 for the nine month period ended September 30, 2001 to $2,754,669 for the nine month period ended September 30, 2002. The decrease in general and administrative expenses for both the three and nine month periods ended September 30, 2002 was primarily the result of the Company’s reorganization in October 2001. The purpose of the reorganization was to more effectively manage existing resources and to accommodate a stronger focus on oncology and gene therapy. As a result of the reorganization, the Company’s work force was reduced by 16 employees, including the Chief Operating Officer and the Chief Financial Officer. The reduction in work force resulted in lower personnel expenses and related overhead expenses. In addition, effective March 1, 2002 rent expenses also decreased since the Company was able to return about 4,500 sq. ft. of its leased facilities to the landlord.

     Interest income for the three and nine month periods ended September 30, 2002, were $11,735 and $28,589, respectively, compared to $27,347 and $192,272 for the three and nine month periods ended September 2001, respectively. Interest income decreased by $15,612, or 57%, from $27,347 for the three month period ended September 30, 2001 to $11,735 for the three month period ended September 30, 2002. For the nine month period ended September 30, 2002, interest income decreased by $163,683, or 85%, from $192,272 for the nine month period ended September 30, 2001 to $28,589 for the nine month period ended September 30, 2002. The decrease in interest income for both the three and nine month periods ended September 30, 2002, resulted primarily from the diminishing availability of investment funds due to the continuing operating losses as well as an overall decline in interest rates.

     Net Loss

     The Company reported a net loss of $1,390,905 for the three month period ended September 30, 2002, compared to a net loss of $1,712,111 for the three month period ended September 30, 2001. The Company reported a net loss of $4,390,028 for the nine month period ended September 30, 2002, compared to a net loss of $3,450,237 for the nine month period ended September 30, 2001. The increased net loss for the nine month period ended September 30, 2002 and September 30, 2001 was the result of lower license fee revenues associated with the termination of the Ethicon Endo-Surgery agreement which were only partially offset by lower research and development expenses as well as lower general and administrative expenses.

Liquidity and Capital Resources

     During the last five fiscal years, the Company’s primary uses of cash have been to finance research and development activities and clinical trial activities in the Drug and Gene Delivery Division. Since inception, the Company has satisfied its cash requirements principally from proceeds from the sale of equity securities.

     As of September 30, 2002, Genetronics Biomedical had working capital of $2,587,141 compared with $2,077,124 as of December 31, 2001. The increase was primarily a result of the additional funds received in the nine months ended September 30, 2002 from the issuance of equity securities. The current ratio increased from 2.29 as of December 31, 2001 to 3.08 as of September 30, 2002.

     On June 6, 2002, the Company closed a private placement of 10,225,891 special warrants. 7,985,574 special warrants were issued at a subscription price of $0.42 per special warrant and 2,240,317 special warrants were issued at a subscription price of $0.47 per special warrant, for gross proceeds of $4,406,890. Each $0.42 special warrant is exercisable, without additional payment, into one share of common stock and a warrant for the purchase of one-third of one share of common stock. Each full common stock purchase warrant is exercisable for 12 months to purchase a share of common stock at $0.70. Total warrants at $0.70 are 2,661,851 and expire on June 6, 2003. Each $0.47 special warrant is exercisable, without additional payment, into one share of common stock and a warrant for the purchase of forty percent of one share of common stock. Each full common stock purchase warrant is exercisable for 12 months to purchase one share of common stock at $0.65. A total of 896,125 such warrants are issuable and shall expire on June 6, 2003. The gross proceeds of this financing were reduced by issuance costs including the agent’s commission of 6.0% of the gross proceeds of $264,413 and other issue costs of $251,624 incurred as of September 30, 2002. In October 2002, these special warrants were converted into 10,225,891 shares of common stock and 3,557,976 common stock purchase warrants.

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

     As of September 30, 2002, the Company had an accumulated deficit of $51,751,748. The Company has operated at a loss since 1994, and it expects this to continue for some time. The amount of the accumulated deficit will continue to grow, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if the Company receives approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. As of the date of this filing, there is substantial doubt about the Company’s ability to continue as a going concern due to its historical negative cash flow and because the Company does not have access to sufficient committed capital to meet its projected operating needs for at least the next twelve months.

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

     Current liabilities decreased from $1,605,087 as of December 31, 2001 to $1,244,480 as of September 30, 2002. About $120,000 of the $360,607 decrease was attributable to a higher accrual for payroll liability as of December 31, 2001 due to the timing of the bi-weekly pay dates. Also, severance accruals as of September 30, 2002 were significantly lower compared to December 31, 2001 since severance obligations as a result of the October 2001 lay-off have been paid off to a large extent during the nine months ended September 30, 2002. The remaining decrease was the result of higher payable balances at December 31, 2001 due to timing of payments.

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

     As of September 30, 2002, we had a deficit of $51,751,748. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of our accumulated deficit will continue to grow, as it will be expensive to continue our clinical, research, and development efforts. If these activities are successful, and if we receive approval from the FDA to market human-use equipment, then even more money will be required to market and sell the equipment.

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

     We plan to fund operations by several means. We plan on selling substantially all of the assets of the BTX Instrument Division (as discussed further below) and we will attempt to enter into contracts with partners that will fund either general operating expenses or specific programs or projects. Some funding also may be received through government grants. We cannot promise that we will sell the BTX Instrument Division, enter into any such contracts, or receive such grants, or, if we do, that these transactions will provide enough money to meet our needs.

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

If The Company Is Unable To Sell Substantially All Of The Assets Of The BTX Instrument Division, Then The Company Will Have Immediate Capital Needs That Will Have To Be Met Through Some Other Means.

     The Company’s Board of Directors, has decided to focus the attention and resources of the Company on its Drug and Gene Delivery Division and to sell substantially all of the assets of the BTX Instrument Division. If the Company is unable to sell the BTX Division (either because the Company is unable to identify a suitable buyer, the sale of the assets is not approved by the stockholders, or if the sale fails to close for any other reason), the Company will have to pursue an infusion of capital though the offering of additional securities or some other means. Our monthly expenditures currently exceed our monthly revenues, and we will continue to incur expenses after the sale of the assets. Therefore, the longer the time period before the assets are sold, the more risk that we will run out of operating capital necessary for ongoing operations.

If The Company Is Able To Sell The BTX Division, The Amount Of Proceeds Received By The Company May Be Less Than Anticipated.

     While the amount of cash that will be available if the Company is able to sell the BTX Division is uncertain, we currently anticipate that we will receive net proceeds between $3.5-4.5 million in connection with the asset sale, the actual amount received could, in fact, be lower. A number of events or factors could affect the total amount of proceeds received. Even seemingly small variations from the current expectations could have a material impact on the amount of proceeds received by Genetronics. Factors that could cause a reduction in the amount of proceeds include: (i) higher than anticipated transaction costs, (ii) unforeseen delays in the asset sale, (iii) liabilities could be higher than currently anticipated, (iv) a decrease in the value of the BTX Division prior to its sale.

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

     There are many products and programs that to us seem promising and that we could pursue. However, with limited resources, we may decide to change priorities and shift programs away from those that we had been pursuing, for the purpose of exploiting our core technology of electroporation. The choices we may make will be dependent upon numerous factors, which we cannot predict. We cannot assure you that our business model, as it currently exists or as it may evolve, will enable us to become profitable or to sustain operations. For example, we had to make a decision to forego commercial marketing opportunities in Europe given our financial condition.

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

     Risk of Being Charged With Infringement. Although we, and our partners, try to avoid infringement, there is the risk that we will use a patented technology owned by another person and/or be charged with infringement. Defending, or indemnifying a third party, against a charge of infringement can involve lengthy and costly legal actions, and there can be no guarantee of a successful outcome. Biotechnology companies of roughly our size and financial position have gone out of business after fighting and losing an infringement battle. If we, or our partners, were prevented from using or selling our human-use equipment, then our business would be seriously affected.

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

The Market For Our Stock Is Volatile, Which Could Adversely Affect An Investment In Our Stock.

     Our share price and volume are highly volatile. This is not unusual for biomedical companies of our size, age, and with a discrete market niche. It also is common for the trading volume and price of biotechnology stocks to be unrelated to a company’s operations, i.e., to go up or down on positive news and to go up or down on no news. Our stock has exhibited this type of behavior in the past, and may well exhibit it in the future. The historically low trading volume of our stock, in relation to many other biomedical companies of about our size, makes it more likely that a severe fluctuation in volume will affect the stock price.

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

We Cannot Be Certain That We Will Be Able To Manufacture Our Human-Use Products In Sufficient Volumes At Commercially Reasonable Rates.

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

Our Actual Results Could Differ Materially From Those Anticipated In Our Forward-Looking Statements.

     Any statements in this Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Form 10-Q. Among the key factors that have a direct impact on our results of operations are:

     •     the risks and other factors described under the caption “Risk Factors” in this Form 10-Q;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s exposure to market risk for changes in interest rates related primarily to the increase or decrease in the amount of interest income the Company can earn on its cash equivalents and on the increase or decrease in the amount of interest expense the Company must pay with respect to its capital lease obligations. The Company is subject to interest rate risk on its capital lease arrangements which carry an average fixed annual rate of approximately 17% and on its cash equivalents which at September 30, 2002 had an average interest rate of approximately 1.4%. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company ensures the safety and preservation of its invested principal funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive financial instruments. Declines in interest rates over time will, however, reduce the interest income while increases in interest rates over time will increase the interest expense.

Item 4. Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the paragraph above.

Part II. Other Information

Items 1, 3, and 4 are not applicable and have been omitted.

Item 2. Changes in Securities and Use of Proceeds

c) During the three month period ended September 30, 2002, the Company issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

     In October 2002, the Company issued 10,225,891 shares of common stock and 3,557,976 common stock purchase warrants upon the conversion of 10,225,891 special warrants. The special warrants were originally sold in a June 2002 private placement and the special warrants converted without any additional payment to the Company. 2,661,851 of the common stock purchase warrants are exercisable for the purchase of one share of common stock at a $0.70 per share exercise price, with such warrants expiring on June 6, 2003. 896,125 of the common stock purchase warrants are exercisable for the purchase of one share of common stock at a $0.65 per share exercise price, with such warrants expiring on June 6, 2003. The Company relied on the exemption from registration available under Rule 506 of Regulation D of the Securities Act for the initial issuance of the special warrants, and upon the exemption from registration available under Section 3(a)(9) of the Securities Act for the October issuance of common stock and common stock purchase warrants. The Company used the proceeds from the initial transaction to fund ongoing business operations. The Company has registered the shares of common stock issued in connection with this transaction and issuable upon the exercise of the warrants described in the preceding sentences on a Form S-3.

Item 5. Other Information

     In July 2002, the employment of William K. Dix and Jack Snyder, each an executive vice president of the Company, ended. In August 2002, the Company entered into Separation Agreements with both Mr. Dix and Mr. Snyder.

     On November 8, 2002, the Board of Directors approved resolutions which direct the Company to de-list from the Toronto Stock Exchange. The Company expects the de-listing process to be completed by December 31, 2002, and intends to remain listed on the American Stock Exchange.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation (1)
3.2	Amended and Restated Bylaws
4.1	Shareholders Rights Agreement dated June 20, 1997 by and between the Registrant and Montreal Trust Company of Canada, as amended on August 21, 1997 (2)
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (333-56978) on March 14, 2001 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Form S-1 (333-76738) on October 5, 1999 and incorporated herein by reference.

     (b)  Reports on Form 8-K

The following reports on Form 8-K were filed during the three months ended September 30, 2002:

•	Our Form 8-K filed August 19, 2002

GENETRONICS BIOMEDICAL CORPORATION

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genetronics Biomedical Corporation

Date: November 13, 2002	By:	/s/ Avtar Dhillon

Avtar Dhillon, Chief Executive Officer

Date: November 13, 2002	By:	/s/ Peter Kies

Chief Financial Officer

CERTIFICATIONS

I, Avtar Dhillon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Genetronics Biomedical Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

/s/ AVTAR DHILLON Avtar Dhillon, President and Chief Executive Officer

I, Peter Kies, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Genetronics Biomedical Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

/s/ PETER KIES Peter Kies, Chief Financial Officer