Form 10-Q
period 2003-03-31
GENETRONICS BIOMEDICAL CORP
filed 2003-05-20
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

(858) 597-6006
(COMPANY’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

The number of shares outstanding of the Company’s Common Stock, par value $ 0.001 per share, was 50,423,552 as of April 30, 2003.

GENETRONICS BIOMEDICAL CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2003

Part I. Financial Information

Item 1. Financial Statements

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$2,022,838	$875,444
Receivables, net	171,403	75,588
Prepaid expenses and other	162,862	229,384
Assets of discontinued operations	—	1,517,496
Total current assets	2,357,103	2,697,912
Fixed assets, net	249,331	295,321
Patents and other assets, net	2,372,510	2,425,992
Total assets	$4,978,944	$5,419,225

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued expenses	$682,166	$1,032,939
Current portion of obligations under capital leases	295	20,642
Deferred revenue	201,516	202,654
Liabilities of discontinued operations	—	401,769
Total current liabilities	883,977	1,658,004
Deferred rent	32,778	35,851
Total liabilities	916,755	1,693,855

Shareholders’ equity
Common stock, $0.001 par value	50,424	50,398
Additional paid in capital	57,160,264	57,137,202
Receivables from executive/shareholder	—	(33,445)
Accumulated comprehensive income	—	(102,238)
Accumulated deficit	(53,148,499)	(53,326,547)
Total shareholders’ equity	4,062,189	3,725,370
Total liabilities and shareholders’ equity	$4,978,944	$5,419,225

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF
OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
REVENUE
License fee and milestone payments	$1,471	$1,470
Revenues under collaborative research and development arrangements	9,666	3,000
Total revenue	11,137	4,470

EXPENSES
Research and development	475,734	623,985
General and administrative	1,263,463	877,878
Interest income	(3,203)	(6,005)
Interest expense	20,433	2,049

Total expenses	1,756,427	1,497,907

Loss from continuing operations	(1,745,290)	(1,493,437)

Discontinued operations:

Gain on disposal	2,034,078	—

(Loss) income from operations	(110,740)	31,621
Net income (loss)	$178,048	$(1,461,816)
Amounts per common share – basic and diluted:

Loss from continuing operations	$(0.03)	$(0.04)
Income from discontinued operations	$0.03	—

Net income (loss)	$ (—)	$(0.04)

Weighted average number of common shares – basic	50,406,608	34,644,798

Weighted average number of common shares – diluted	50,632,087	34,644,798

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF
CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

OPERATING ACTIVITIES
Loss from continuing operations	$(1,745,290)	$(1,493,437)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Compensation for services paid in stock options	22,169	46,841
Valuation of warrants issued in connection with debt	19,800	—
Depreciation and amortization	143,391	154,006
Provision for inventory obsolescence	—	6,998
Loss on disposal of fixed assets	—	404
Deferred rent	(3,073)	—
Realized loss on foreign currency translation adjustment	102,238	—
Deferred revenue	(1,138)	20,529
Changes in non-cash working capital items:
Accounts receivable	(95,815)	163,701
Inventories	—	(7,001)
Prepaid expenses and other	66,522	748
Accounts payable and accrued expenses	(350,773)	78,021
Cash used in operating activities	$(1,841,969)	$(1,029,190)

INVESTING ACTIVITIES
Disposal of capital assets	—	2,210
Increase in other assets	(43,919)	(101,258)
Cash provided by (used in) investing activities	$(43,919)	$(99,048)

FINANCING ACTIVITIES
Proceeds from issuance of bridge loan	1,000,000	—
Repayment of bridge loan	(1,000,000)	—
Payments on obligations under capital leases	(20,347)	(11,079)
Proceeds from issuance of common shares — net	14,564	337,591
Cash provided by financing activities	$(5,783)	$326,512

Net cash provided by (used in) discontinued operations	$3,039,065	$(256,604)

Increase (decrease) in cash and cash equivalents	$1,147,394	$(1,058,330)
Cash and cash equivalents, beginning of period	875,444	1,813,100
Cash and cash equivalents, end of period	$2,022,838	$754,770

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements of Genetronics Biomedical Corporation (“Company”, “we” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of March 31, 2003, consolidated statements of operations for the three months ended March 31, 2003 and 2002, and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which Genetronics Biomedical Corporation considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2003 shown herein are not necessarily indicative of the results that may be expected for the year ended December 31, 2003 or for any other period. For more complete information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.  The Company’s independent auditors issued a report on our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 that includes an explanatory paragraph regarding our ability to continue as a going concern. The Company had net income of $178,048 for the three months ended March 31, 2003, has working capital of $1,473,126 and an accumulated deficit of $53,148,499 at March 31, 2003. On January 31, 2003, we completed the sale of substantially all of the properties and assets that are primarily used in our BTX Division. Genetronics Biomedical’s stockholders, in a Special Stockholder’s Meeting held on January 31, 2003, voted to approve the proposed sale to Harvard Bioscience, Inc. The terms of the sale were $3.7 million in cash and royalties on net sales of BTX products above certain sales targets for a period of four years.  The net gain on the sale of the BTX Division was $2,034,078.  The Company incurred a net loss from continuing operations of $1,745,290. Including the cash proceeds received in January 2003 from the sale of the BTX Division, we believe we have sufficient funds to fund operations through September 2003. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company continues to reduce its operating expenses through a reorganization of its operations by reducing its headcount, reducing facilities expenses, certain research and development expenses and certain outside consulting and contract costs. As the reduction of above expenses alone will not prevent future operating losses, the Company is aggressively seeking further funding in order to satisfy its projected cash needs for at least the next twelve months. The Company will continue to rely on outside sources of financing to meet its capital needs beyond next year. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is not able to secure additional funding, it will be required to further scale back its research and development programs, pre-clinical studies and clinical trials, and general and administrative activities and may not be able to continue in business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business.

Certain reclassifications have been made to the financial statements for the three months ended March 31, 2002 to conform to the March 31, 2003 presentation.

2.                                      Principles of Consolidation

These consolidated financial statements include the accounts of Genetronics Biomedical Corporation and its wholly owned subsidiary, Genetronics, Inc.

3.                                      Shareholders’ Equity

Authorized and Issued Stock as of March 31, 2003:

Authorized:                                 300,000,000 shares of common stock with a par value of  $ 0.001 per share and 10,000,000 shares of preferred stock with a par value of $ 0.001 per share

Issued:                                                         50,423,552 shares of common stock with a par value of  $50,424 No shares of preferred stock had been issued to date

Stock Options

The 2000 Stock Option Plan, effective July 31, 2000 (the “2000 Plan”), was approved by the shareholders on August 7, 2000, pursuant to which 10,000,000 shares of common stock are reserved for issuance. The 2000 Plan supercedes all previous stock option plans. As of March 31, 2003, 1,358,151 shares of common stock were available for grant under the 2000 Plan. At December 31, 2002, there were 1,817,151 stock options available for grant under the 2000 Plan.

During the three months ended March 31, 2003, the Company granted 825,000 stock options with a weighted average exercise price of $0.30.

At March 31, 2003, 7,363,400 stock options remain outstanding at exercise prices ranging from $0.18 to $5.50 with a weighted average remaining life of 6.9 years, of which 4,709,900 are vested as of March 31, 2003.

Warrants

On January 21, 2003, the Company entered into a $1,000,000 bridge loan with a major shareholder.  Warrants to purchase 60,000 shares of the Company’s common stock at $.01 per share were granted in lieu of interest being charged to the loan.  The warrants expire in January 2005.  The warrants were valued at $19,800 using a fair value model and were charged to interest expense during the three months ended March 31, 2003.  In February 2003, the bridge loan was paid in full with proceeds from the sale of the BTX Division.

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

Special Warrants

On June 6, 2002, the Company closed a private placement of 10,225,891 special warrants. 7,985,574 special warrants were issued at a subscription price of $0.42 per special warrant and 2,240,317 special warrants were issued at a subscription price of $0.47 per special warrant, for gross proceeds of $4,406,890. Each $0.42 special warrant is exercisable, without additional payment, into one share of common stock and a warrant for the purchase of one-third of one share of common stock.  Each full common stock purchase warrant is exercisable for 12 months to purchase a share of common stock at $0.70. Total warrants at $0.70 are 2,661,851 and expire on June 6, 2003.  Each $0.47 special warrant is exercisable, without additional payment, into one share of common stock and a warrant for the purchase of forty percent of one share of common stock. Each full common stock purchase warrant is exercisable for 12 months to purchase one share of common stock at $0.65.  A total of 896,125 such warrants are issuable and shall expire on June 6, 2003.  The gross proceeds of this financing were reduced by issuance costs including the agent’s commission of 6.0% of the gross proceeds of $264,413 and other issue costs of $306,708. In October 2002, these special warrants were converted into 10,225,891 shares of common stock and 3,557,976 common stock purchase warrants.

In connection with the issuance of the special warrants described in the preceding paragraph, the Company granted Series “A” special warrants to the placement agent to acquire 665,000 shares of common stock for $0.47 per share.  These warrants expire on June 6, 2005.

On November 30, 2001, the Company closed a private placement of 5,212,494 special warrants at a price of $0.45 per special warrant for gross proceeds of $2,345,622. Each special warrant entitled the holder to acquire one share of Company common stock as well as a warrant to purchase one-half of a share of common stock, without payment of further consideration, on the exercise or deemed exercise of the special warrant.  In April 2002, these special warrants were converted into 5,212,494 shares of common stock and 2,606,247 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $0.75 through May 30, 2003. The gross proceeds of this financing were reduced by issuance costs including the agent’s commission of 7.5% of the gross proceeds of $175,922 and other issue costs of $834,596. The placement agent was also granted Agent’s Series A Special Warrants entitling the agent to acquire 100,000 shares of common stock of the Company, without payment of further consideration as well as Agent’s Series B Special Warrants entitling the agent to acquire 521,249 Agent’s Share Purchase Warrants. Each Agent’s Share Purchase Warrant entitles the holder to acquire one share of common stock at a price of $0.45 per share, exercisable through May 30, 2003.  In May 2002, the Series A Special Warrants were converted to 100,000 shares of common stock of the Company.

In November 2001, the Company entered into a note receivable agreement with one of its executive officers in the amount of $65,000, to enable the executive to purchase 144,000 special warrants offered through the Company’s private placement. The loan plus accrued interest, at an interest rate of 5.0%, is payable on or before November 9, 2004. In March 2002, the Company received a partial repayment of the loan balance in the amount of $33,847.  In March 2003, the loan was paid in full with proceeds from the executive officer’s 2002 bonus.

4.                                      Net Loss Per Share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share”. Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock by application of the treasury stock method. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive for March 31, 2002, the number of shares used in calculation of basic and diluted loss per share are the same for that period.

5.                                      Discontinued Operations

The Company’s Board of Directors decided to focus the attention and resources of the Company on its Drug and Gene Delivery Division.  In connection with this decision, the Company decided to sell the assets of the BTX Division.  On January 31, 2003, we completed the sale of substantially all of the properties and assets that are primarily used in our BTX Division.  Accordingly, the BTX Division, which was previously classified as a separate segment, has been classified as discontinued operations for financial reporting purposes.

Operating results of the Company’s discontinued operations are shown separately as a single line item in the accompanying consolidated statements of operations.  The BTX Division had sales of $162,060 and $787,063 for the three months ended March 31, 2003 and 2002, respectively.  These amounts are not included in sales in the accompanying unaudited consolidated statements of operations.

6.                                      Generally Accepted Accounting Principles in Canada

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial statements, which, in the case of the Company, conform in all material respects with those in Canada (Canadian GAAP), except as described in the Company’s consolidated financial statements for the year ended December 31, 2002.

The impact of significant variations to Canadian GAAP on the consolidated statements of operations is as follows:

	Three Months Ended
	(Unaudited)
	March 31, 2003	March 31, 2002
Net income (loss) for the period, U.S. GAAP	$178,048	$(1,461,816)
Adjustment for stock-based compensation non-employees	22,169	46,841
Net income (loss) for the period, Canadian GAAP	$200,217	$(1,414,975)
Net income (loss) per common share, Canadian GAAP – basic and diluted	$ (—)	$(0.04)
Weighted average number of common shares, Canadian GAAP:
Basic	50,406,608	34,644,798
Diluted	50,632,087	34,644,798

The impact of significant variations to Canadian GAAP on the consolidated balance sheet items is as follows:

	March 31, 2003	December 31, 2002
	(Unaudited)
Additional paid in capital	$54,108,956	$54,108,063
Accumulated deficit	$(50,097,191)	$(50,297,408)

7.                                      Stock-based compensation

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

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions for the three months ended March 31, 2003: risk free interest rate of 1.23% [three months ended March 31, 2002 — 5.22%]; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 1.22 [three months ended March 31, 2002  — 1.43]; and a weighted average expected life of the options of 9 years [three months ended March 31, 2002 — 9 years].

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

The weighted-average fair value of options granted during the three months ended March 31, 2003 which were granted at fair market value on the date of grant was $ 0.30 [three months ended March 31, 2002 - $0.56].

Supplemental disclosure of pro forma net income (loss) and net income (loss) per common share is as follows:

	Three Months ended March 31, 2003		Three Months ended March 31, 2002
Pro forma net income (loss)		$(171,499)	$(1,602,553)
Pro forma basic and diluted net income (loss) per common share	$	(—)	$(0.05)

Item 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including those statements related to development plans, intentions to seek licensing partners and additional sources of capital, intended inventory levels, expectations concerning the adequacy of existing cash resources and anticipated sources of future revenues, and other financial, clinical, business environment and trend projections. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, potential changes in strategy and focus of potential collaborative partners, competitive conditions and demand for its products, the current stage of development of both the Company and its products, the timing and uncertainty of results of both research and regulatory processes, the extensive government regulation applicable to its business, the unproven safety and efficacy of its device products, its significant additional financing requirements, the volatility of its stock price, the uncertainty of future capital funding, its potential exposure to product liability or recall, uncertainties relating to patents and other intellectual property, including whether the Company will obtain sufficient protection or competitive advantage therefrom, its dependence  upon a  limited number of key personnel and  consultants and its significant reliance upon its collaborative partners for achieving its goals, and other factors detailed in its Annual Report on Form 10-K for the year ended December 31, 2002.

General

The Company formerly conducted its operations through two separate divisions, the Drug and Gene Delivery Division and the BTX Division. The Drug and Gene Delivery Division is developing drug and gene delivery systems based on electroporation to be used in the treatment of disease. The Company’s Board of Directors, however, has decided to focus the attention and resources of the Company on its Drug and Gene Delivery Division and to sell substantially all of the assets of the BTX Division. On January 31, 2003, we completed the sale of substantially all of the properties and assets that are primarily used in our BTX Division.  Accordingly, the BTX  Division, which was previously classified as a separate segment, has been classified as discontinued operations for financial reporting purposes. BTX developed, manufactured and sold electroporation and electrofusion equipment to the research laboratory market. In the past, the Company’s revenues reflected product sales to the research market through the BTX Division and research grants through the Drug and Gene Delivery Division.

The Company is currently seeking a new licensing partner for the use of electroporation for the delivery of drugs in the treatment of cancer and delivery of genes into cells. The Company will not receive any additional milestone or licensing payments for development or sale of its products until a new strategic alliance is in place with a new partner and the Company achieves the milestones specified in the new agreement, or product sales commence under the new agreement. There can be no assurance that the Company will be able to contract with such a partner or that the Company can achieve the milestones set out in a new agreement.

Until the commercialization of clinical products, the Company expects revenues to continue to be attributable to collaborative research arrangements, licensing fees, grants and interest income.

Due to the expenses incurred in the development of the drug and gene delivery systems, the Company has been unprofitable in the last eight years. As of March 31, 2003, the Company has an accumulated deficit of $53,148,499. The Company expects to continue to incur substantial operating losses in the future due to continued spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of administrative activities.

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

Critical Accounting Policies

There have been no changes in the Company’s critical accounting policies as discussed in the company’s form 10-K for year ended 2002.

Revenue recognition

The Company has adopted a strategy of co-developing or licensing its gene delivery technology for specific genes or specific medical indications. Accordingly, the Company has entered into collaborative research and development agreements. Payments under these agreements, which are non-refundable, are recorded as revenue as the related research expenditures are incurred pursuant to the terms of the agreement and provided collectibility is reasonably assured.

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

Long-lived assets

We assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows.  If impairment is indicated, we reduce the carrying value of the asset to fair value.  While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2003.

Research and Development Expenses

Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our electroporation technologies.  Accordingly, the large majority of our transactions to date have related to research and development spending.  We expense all such expenditures in the period incurred.

Results of Operations

Revenues

The Company had total revenues of $11,137 for the three months ended March 31, 2003, compared to $4,470 for the three months ended March 31, 2002. Revenues under license fees and milestone payments for the three months ended March 31, 2003 were $1,471, compared to $1,470 for the three months ended March 31, 2002. The licenses fees which were recorded for the three month ended March 31, 2003 and 2002, resulted from the amortization of a $100,000 up-front license fee received according to a non-exclusive license and supply agreement entered into with Valentis, Inc. The Company will receive further payments, in the form of cash and stock of Valentis, if certain milestones are achieved under the agreement. In October 2002, the Company received an upfront milestone payment of $100,000.  The Company is currently seeking a new licensing partner for the use of electroporation for the delivery of drugs in the treatment of cancer and delivery of genes into cells. Until a new strategic alliance is in place with a new partner and the Company achieves the milestones specified in the new agreement, or product sales commence under the new agreement, the Company will not receive any significant milestone or licensing payments for development or sale of its products.

There were no revenues from grant funding for the three months ended March 31, 2003 and 2002. All active grants have expired, but the Company continues to pursue additional grants; however, no assurance can be given that any such awards will be realized.

During the three months ended March 31, 2003 and 2002, the Company recorded revenues under collaborative research and development arrangements in the amount of $9,666 and $3,000, respectively. Research and development collaborative revenues increased $6,666 or 222% for the three months ended March 31, 2003, as compared to the same periods of the previous year.  This increase was due to the addition of a small collaborative research agreement in the gene therapy area entered into in late 2002 which was completed in early 2003.

Research and Development

Research and development expenses, which include clinical trial costs, for the three months ended March 31, 2003, were $475,734, compared to $623,985 for the three months ended March 31, 2002, a decrease of $148,251, or 24%, for the three months ended March 31, 2003, as compared to the same period of the previous year. The decrease in research and development expenses for the three months ended March 31, 2003, reflects a reduction in research and development activities due to limited financial resources, lower clinical/regulatory expenses and the fact that Company reduced headcount and the use of outside consultants to more effectively manage existing resources. The Company is currently planning to enter additional Phase III clinical trials, which is subject to the approval by the FDA.  Clinical/regulatory expenses will increase substantially if a Phase III clinical trial is initiated.

General and Administrative Expenses

General and administrative expenses, which consist of business development expenses, and general administrative expenses, for the three months ended March 31, 2003, were $1,263,463, compared to $877,878 for the three months ended March 31 2002. General and administrative expenses increased by $385,585, or 44%, for the three months ended March 31, 2003, as compared to the same period of the previous year. The increase in general and administrative expenses for the three months ended March 31, 2003 mainly reflects one-time severance payments made to the employees of the BTX division, which was sold in January 2003.  Increased financing and business development efforts have also contributed to the increase in general and administrative expenses during the three months ended March 31, 2003.

Interest Income

Interest income for the three month ended March 31, 2003, was $3,203, compared to $6,005 for the three months ended March 31, 2002, a decrease of $2,802, or 47%. The decrease in interest income for the three months ended March 31, 2003, resulted primarily from the diminishing availability of investment funds due to the continuing operating losses as well as an overall decline in interest rates.

Net Income (Loss)

The Company reported net income of $178,048 for the three months ended March 31, 2003, compared to a net loss of $1,461,816 for the three months ended March 31, 2002. The increased net income was the results of a gain recorded in January 2003 of $2,034,078, from the sale of the BTX division.

Liquidity and Capital Resources

During the last six fiscal years, the Company’s primary uses of cash have been to finance research and development activities and clinical trial activities in the Drug and Gene Delivery Division. Since inception, the Company has satisfied its cash requirements principally from proceeds from the sale of equity securities.

As of March 31, 2003, Genetronics Biomedical had working capital of $1,473,126 compared with $1,039,908 as of December 31, 2002.  The increase was primarily a result of the additional funds received in the three months ended March 31, 2003 from the sale of the BTX division.  The current ratio increased from 1.63 as of December 31, 2002 to 2.67 as of March 31, 2003.

On January 21, 2003, the Company entered into a $1,000,000 bridge loan with a major shareholder. .  In February 2003, the bridge loan was paid in full with proceeds from the sale of the BTX Instrument Division. Warrants to purchase 60,000 shares of the Company’s common stock at $.01 per share were granted in lieu of interest being charged to the loan.  The warrants expire in January 2005.

On January 31, 2003, we completed the sale of substantially all of the properties and assets that are primarily used in our BTX Division. Genetronics Biomedical’s stockholders, in a Special Stockholder’s Meeting held on January 31, 2003, voted to approve the proposed sale to Harvard Bioscience, Inc. The terms of the sale are $3.7 million in cash, subject to certain adjustments, and royalty on net sales of BTX products above certain sales targets for a period of four years.  The net gain on the sale of BTX was $2,034,078.

On June 6, 2002, the Company closed a private placement of 10,225,891 special warrants. 7,985,574 special warrants were issued at a subscription price of $0.42 per special warrant and 2,240,317 special warrants were issued at a subscription price of $0.47 per special warrant, for gross proceeds of $4,406,890. Each $0.42 special warrant is exercisable, without additional payment, into one share of common stock and a warrant for the purchase of one-third of one share of common stock.  Each full common stock purchase warrant is exercisable for 12 months to purchase a share of common stock at $0.70. Total warrants at $0.70 are 2,661,851 and expire on June 6, 2003.  Each $0.47 special warrant is exercisable, without additional payment, into one share of common stock and a warrant for the purchase of forty percent of one share of common stock. Each full common stock purchase warrant is exercisable for 12 months to purchase one share of common stock at $0.65.  A total of 896,125 such warrants are issuable and shall expire on June 6, 2003.  The gross proceeds of this financing were reduced by issuance costs including the agent’s commission of 6.0% of the gross proceeds of $264,413 and other issue costs of $306,708. In October 2002, these special warrants were converted into 10,225,891 shares of common stock and 3,557,976 common stock purchase warrants.

In connection with the issuance of the special warrants described in the preceding paragraph, the Company granted Series “A” special warrants to the placement agent to acquire 665,000 shares of common stock for $0.47 per share.  These warrants expire on June 6, 2005.

On November 30, 2001, the Company closed a private placement of 5,212,494 special warrants at a price of $0.45 per special warrant for gross proceeds of $2,345,622. Each special warrant entitled the holder to acquire one share of Company common stock as well as a warrant to purchase one-half of a share of common stock, without payment of further consideration, on the exercise or deemed exercise of the special warrant.  In April 2002, these special warrants were converted into 5,212,494 shares of common stock and 2,606,247 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $0.75 through May 30, 2003. The gross proceeds of this financing were reduced by issuance costs including the agent’s commission of 7.5% of the gross proceeds of $175,922 and other issue costs of $420,763. The placement agent was also granted Agent’s Series A Special Warrants entitling the agent to acquire 100,000 shares of common stock of the Company, without payment of further consideration as well as Agent’s Series B Special Warrants entitling the agent to acquire 521,249 Agent’s Share Purchase Warrants. Each Agent’s Share Purchase Warrant entitles the holder to acquire one share of common stock at a price of $0.45 per share, exercisable through May 30, 2003.  In May 2002, the Series A Special Warrants were converted to 100,000 shares of common stock of the Company.

As of March 31, 2003, the Company had an accumulated deficit of $53,148,499. The Company has operated at a loss since 1994, and it expects this to continue for some time. The amount of the accumulated deficit will continue to grow, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if the Company receives approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. As of the date of this filing, there is substantial doubt about the Company’s ability to continue as a going concern due to its historical negative cash flow and because the Company does not have access to sufficient committed capital to meet its projected operating needs for at least the next twelve months.

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

As of March 31, 2003, we had a deficit of $53,148,499. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of our accumulated deficit will continue to grow, as it will be expensive to continue our clinical, research, and development efforts. If these activities are successful, and if we receive approval from the FDA to market human-use equipment, then even more money will be required to market and sell the equipment.

Most of the cash we have received during the fiscal year beginning January 1, 2003, came from the sale of the BTX division.  Other funds came from collaborative research arrangements, interest income on our investments and the exercise of stock options. We do not expect to receive enough money from these sources to pay for future activities. There is substantial doubt about our ability to continue as a going concern due to our historical negative cash flow and because we do not have access to sufficient committed capital to meet our projected operating needs for at least the next twelve months. Our auditor has included in their report on the financial statements for the year ended December 31, 2002, an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern.

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

We plan to fund operations by several means. We will attempt to enter into contracts with partners that will fund either general operating expenses or specific programs or projects. Some funding also may be received through government grants. We cannot promise that we will enter into any such contracts, or receive such grants, or, if we do, that these transactions will provide enough money to meet our needs.

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

Our partners and collaborators fund a portion of our research and development expenses and assist us in the research and development of our human-use equipment. We have ten current partners and collaborators who fund roughly five percent of our research and development expenses. These collaborations and partnerships can help pay the salaries and other overhead expenses related to research. Our largest partner at this time is Valentis, Inc. In November 2001, we entered into a non-exclusive license and supply agreement with Valentis, whereby Valentis obtained rights to use our electroporation technology in the development of certain Genemedicine products. We received an upfront cash payment of $100,000 from Valentis in the first quarter of 2002 and fourth quarter of 2002, and we may receive additional revenues from this partnership depending on various regulatory approvals and other events outside of our control. In the past, we encountered operational difficulties after the termination of a similar agreement by a former partner, Ethicon, Inc., a Johnson & Johnson company. At the time of termination, proceeds from the Ethicon relationship funded roughly one-third of our research and development expenses. Because this partnership was terminated, we did not receive significant milestone payments which we had expected and were forced to delay some clinical trials as well as some product development. In order to obtain the funding necessary for these projects we pursued other licensing and development arrangements as well as private equity investments. Furthermore, the termination of this partnership damaged our reputation in the biotechnology community.  While termination of, or any significant change in, any of our material collaborative relationships could adversely impact our business, the termination of the Ethicon partnership was the most significant to date. The Valentis partnership is not of the same size and scope as the Ethicon partnership and termination of the Valentis partnership would not, in and of itself, cause us to cease operations due to financial concerns.  Termination of the Valentis partnership, however, would present operational difficulties as we would be required to reallocate existing and anticipated resources among various potential uses. We would likely have to defer or curtail our development activities in one or more areas because potential revenues available under the terms of the relationship would go unrealized.

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

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates related primarily to the increase or decrease in the amount of interest income the Company can earn on its cash equivalents and on the increase or decrease in the amount of interest expense the Company must pay with respect to its capital lease obligations.  The Company is subject to interest rate risk on its capital lease arrangements which carry an average fixed annual rate of approximately 17% and on its cash equivalents which at March 31, 2003 had an average interest rate of approximately 1.4%.  Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.  The Company ensures the safety and preservation of its invested principal funds by limiting default risk, market risk and reinvestment risk.  The Company mitigates default risk by investing in investment grade securities.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive financial instruments.  Declines in interest rates over time will, however, reduce the interest income while increases in interest rates over time will increase the interest expense.

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

Part II.       Other Information

Items 1, 2, 3, and 4 are not applicable and have been omitted.

Item 5.                                                           Other Information

On November 8, 2002, the Board of Directors approved resolutions that direct the Registrant to de-list from the Toronto Stock Exchange, and on January 17, 2003, the Registrant de-listed from the Toronto Stock Exchange.  The Registrant intends to remain listed on the American Stock Exchange.

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit Number	Description of Document
99.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

During the three-month period ending March 31, 2003, the Registrant filed one current report on Form 8-K.

On February 13, 2003 under Item 2 – Acquisition or Disposition of Assets.  Regarding the sale of substantially all of the properties and assets that were primarily used in the Registrant’s BTX Division to Harvard Bioscience, Inc., a Delaware corporation, for a purchase price of $3.7 million, which occurred on January 31, 2003.  Further under Item 7 – Financial Statements and Exhibits.  Pro forma financial information for the Registrant giving effect to the sale of the BTX Division.

GENETRONICS BIOMEDICAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genetronics Biomedical Corporation

Date:	May 19, 2003	By:	/s/ Avtar Dhillon
Avtar Dhillon, Chief Executive Officer

Date:	May 19, 2003	By:	/s/ Peter Kies
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

Dated: March 14, 2003

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

Dated: March 14, 2003

/s/ PETER KIES
Peter Kies, Chief Financial Officer