Form 10-Q
period 2003-06-30
GENETRONICS BIOMEDICAL CORP
filed 2003-08-13
CIK 1055726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

The number of shares outstanding of the Company’s Common Stock, par value $ 0.001 per share, was 51,445,770 as of July 31, 2003.

GENETRONICS BIOMEDICAL CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2003

Part I. Financial Information

Item 1. Financial Statements

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$924,199	$875,444
Receivables, net	3,200	75,588
Prepaid expenses and other	165,167	229,384
Assets of discontinued operations	—	1,517,496
Total current assets	1,092,566	2,697,912
Fixed assets, net	218,247	295,321
Patents and other assets, net	2,342,223	2,425,992
Total assets	$3,653,036	$5,419,225

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued expenses	$560,392	$1,032,939
Current portion of obligations under capital leases	151	20,642
Deferred revenue	195,712	202,654
Liabilities of discontinued operations	—	401,769
Total current liabilities	756,255	1,658,004
Deferred rent	29,705	35,851
Total liabilities	785,960	1,693,855

Stockholders’ equity
Common stock, $ 0.001 par value	50,744	50,398
Additional paid in capital	57,362,069	57,137,202
Receivables from executive/stockholder	—	(33,445)
Accumulated comprehensive income	—	(102,238)
Accumulated deficit	(54,545,737)	(53,326,547)
Total stockholders’ equity	2,867,076	3,725,370
Total liabilities and stockholders’ equity	$3,653,036	$5,419,225

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF
OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUE

License fee and milestone payments	$1,471	$1,471	$2,942	$2,941
Revenues under collaborative research and development arrangements	7,533	39,500	17,199	42,500
Total Revenue	9,004	40,971	20,141	45,441

EXPENSES
Research and development	429,235	633,735	904,969	1,257,720
General and administrative	979,560	930,433	2,243,023	1,808,311
Interest (income) expense, net	(2,553)	(9,507)	14,677	(13,463)
Total Expenses	1,406,242	1,554,661	3,162,669	3,052,568

Loss from continuing operations	(1,397,238)	(1,513,690)	(3,142,528)	(3,007,127)

Discontinued operations:

Gain on disposal	—	—	2,034,078	—
(Loss) income from operations	—	(23,617)	(110,740)	8,004
Net Loss	$(1,397,238)	$(1,537,307)	$(1,219,190)	$(2,999,123)
Amounts per common share – basic and diluted:
Loss from continuing operations	$(0.03)	$(0.04)	$(0.06)	$(0.08)
Income from discontinued operations	—	—	0.04	—

Net Loss per common share	$(0.03)	$(0.04)	$(0.02)	$(0.08)
Weighted average number of common shares	50,497,772	39,683,651	50,452,441	36,578,421

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF
CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002

OPERATING ACTIVITIES
Loss from continuing operations	$(3,142,528)	$(3,007,127)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Compensation for services paid in stock options	53,976	58,509
Valuation of warrants issued in connection with debt	19,800	—
Recovery of uncollectible accounts	(6,058)	—
Depreciation and amortization	285,186	309,523
Provision for inventory obsolescence	—	48,103
Gain (loss) on disposal of fixed assets	—	705
Deferred rent	(6,146)	(8,005)
Realized loss on foreign currency translation adjustment	102,236	—
Deferred revenue	(6,942)	25,558
Changes in non-cash working capital items:
Accounts receivable	37,814	109,327
Inventories	—	(48,103)
Prepaid expenses and other	104,849	(15,616)
Accounts payable and accrued expenses	(472,547)	(69,060)
Cash used in operating activities	(3,030,360)	(2,596,186)

INVESTING ACTIVITIES
Purchase of short term investments	—	(1,989,241)
Disposal of capital assets	—	4,421
Increase in other assets	(124,341)	(130,123)
Cash provided by (used in) investing activities	(124,341)	(2,114,943)

FINANCING ACTIVITIES
Proceeds from issuance of bridge loan	1,000,000	—
Repayment of bridge loan	(1,000,000)	—
Payments on obligations under capital leases	(20,491)	(16,712)
Proceeds from issuance of common shares – net	184,882	4,628,252
Cash provided by financing activities	164,391	4,611,540

Net cash provided by (used in) discontinued operations	3,039,065	(284,223)

Increase (decrease) in cash and cash equivalents	48,755	(383,812)
Cash and cash equivalents, beginning of period	875,444	1,813,100
Cash and cash equivalents, end of period	$924,199	$1,429,288

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                       Basis of Presentation

The accompanying unaudited consolidated financial statements of Genetronics Biomedical Corporation (“Company”, “we” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of June 30, 2003, consolidated statements of operations for the three months and six months ended June 30, 2003 and 2002 and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which Genetronics Biomedical Corporation considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2003 shown herein are not necessarily indicative of the results that may be expected for the year ended December 31, 2003 or for any other period. For more complete information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.  The Company’s independent auditors issued a report on our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 that includes an explanatory paragraph regarding our ability to continue as a going concern. The Company had net loss of $1,397,238 and $1,219,190 for the three and six months ended June 30, 2003, respectively, has working capital of $336,311 and an accumulated deficit of $54,545,737 at June 30, 2003. On January 31, 2003, we completed the sale of substantially all of the properties and assets that are primarily used in our BTX Division. Genetronics Biomedical’s stockholders, in a Special Stockholder’s Meeting held on January 31, 2003, voted to approve the proposed sale to Harvard Bioscience, Inc. The terms of the sale were $3.7 million in cash and royalties on net sales of BTX products above certain sales targets for a period of four years.  The net gain on the sale of the BTX Division was $2,034,078.  The Company incurred a net loss from continuing operations of $1,397,238 and $3,142,528 for the three and six months ended June 30, 2003, respectively. On July 16, 2003, the Company announced it had raised an aggregate of $15.67 million through the sale of $8.17 million of its Series A Cumulative Convertible Preferred Stock and $7.50 million of its Series B Cumulative Convertible Preferred Stock, to institutional and accredited investors.  Proceeds from the sale of Series A Cumulative Convertible Preferred Stock were received on July 16, 2003.  Proceeds from the sale of Series B Cumulative Convertible Preferred Stock are payable upon certain milestones.  Including the cash proceeds received from the July 2003 financing, the exercises of employee stock options and investor warrants, and the sale of the BTX Division, we believe we have sufficient funds to fund operations through November

2004. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. The Company will continue to rely on outside sources of financing to meet its capital needs beyond next year. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is not able to secure additional funding, it will be required to further scale back its research and development programs, pre-clinical studies and clinical trials, and general and administrative activities and may not be able to continue in business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business.

Certain reclassifications have been made to the financial statements for the three months and six months ended June 30, 2002 to conform to the three months and six months ended June 30, 2003 presentation.

2.                                      Principles of Consolidation

These consolidated financial statements include the accounts of Genetronics Biomedical Corporation and its wholly owned subsidiary, Genetronics, Inc.  All material intercompany accounts have been eliminated.

3.                                      Stockholders’ Equity

Authorized and Issued Stock as of June 30, 2003:

Authorized:                                 300,000,000 shares of common stock with a par value of  $ 0.001 per share and 10,000,000 shares of preferred stock with a par value of $ 0.001 per share

Issued:                                                         50,743,931 shares of common stock with a par value of  $50,744.  No shares of preferred stock had been issued as of June 30, 2003.

Stock Options

The 2000 Stock Option Plan, effective July 31, 2000 (the “2000 Plan”), was approved by the shareholders on August 7, 2000, pursuant to which 10,000,000 shares of common stock are reserved for issuance. The 2000 Plan supercedes all previous stock option plans. As of June 30, 2003, 1,895,651 shares of common stock were available for grant under the 2000 Plan. At December 31, 2002, there were 1,817,151 stock options available for grant under the 2000 Plan.

During the six months ended June 30, 2003, the Company granted 825,000 stock options with a weighted average exercise price of $0.30.

At June 30, 2003, 6,639,650 stock options remain outstanding at exercise prices ranging from $0.18 to $5.50 with a weighted average remaining life of 6.8 years, of which 4,621,317 are vested as of June 30, 2003.

Warrants

On January 21, 2003, the Company entered into a $1,000,000 bridge loan with a major shareholder.  Warrants to purchase 60,000 shares of the Company’s common stock at $.01 per share were granted in lieu of interest being charged to the loan.  The warrants expire in January 2005.  The warrants were valued at $19,800 using a fair value model and were charged to interest expense.  In February 2003, the bridge loan was paid in full with proceeds from the sale of the BTX Division.

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

Special Warrants

On June 6, 2002, the Company closed a private placement of 10,225,891 special warrants. 7,985,574 special warrants were issued at a subscription price of $0.42 per special warrant and 2,240,317 special warrants were issued at a subscription price of $0.47 per special warrant, for gross proceeds of $4,406,890. Each $0.42 special warrant is exercisable, without additional payment, into one share of common stock and a warrant for the purchase of one-third of one share of common stock.  Each full common stock purchase warrant is exercisable for 12 months to purchase a share of common stock at $0.70. Total warrants at $0.70 are 2,661,851 and expire on June 6, 2003.  Each $0.47 special warrant is exercisable, without additional payment, into one share of common stock and a warrant for the purchase of forty percent of one share of common stock. Each full common stock purchase warrant is exercisable for 12 months to purchase one share of common stock at $0.65.  A total of 896,125 such warrants are issuable and shall expire on June 6, 2003.  The gross proceeds of this financing were reduced by issuance costs including the agent’s commission of 6.0% of the gross proceeds of $264,413 and other issue costs of $306,708. In October 2002, these special warrants were converted into 10,225,891 shares of common stock and 3,557,976 common stock purchase warrants.  On June 9, 2003, the Board of Directors of the Company approved an extension of the expiration date from June 6, 2003 until July 7, 2003 for the exercise of each of the $0.65 warrants and the $0.70 warrants that were issued in June 2002.  In June 2003, 159,129 warrants were exercised totaling $111,124 in gross proceeds.  Subsequent to June 30, 2003, an additional 619,964 warrants were exercised totaling $428,698 in gross proceeds.  All remaining warrants, expired on July 7, 2003.

In connection with the issuance of the special warrants described in the preceding paragraph, the Company granted Series “A” special warrants to the placement agent to acquire 665,000 shares of common stock for $0.47 per share.  These warrants expire on June 6, 2005.

On November 30, 2001, the Company closed a private placement of 5,212,494 special warrants at a price of $0.45 per special warrant for gross proceeds of $2,345,622. Each special warrant entitled the holder to acquire one share of Company common stock as well as a warrant to purchase one-half of a share of common stock, without payment of further consideration, on the exercise or deemed exercise of the special warrant.  In April 2002, these special warrants were converted into 5,212,494 shares of common stock and 2,606,247 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $0.75 through May 30, 2003.   These warrants expired on May 30, 2003, and no warrants were exercised.  The gross proceeds of this financing were reduced by issuance costs including the agent’s commission of 7.5% of the gross proceeds of $175,922 and other issue costs of $834,596. The placement agent was also granted Agent’s Series A Special Warrants entitling the agent to acquire 100,000 shares of common stock of the Company, without payment of further consideration as well as Agent’s Series B Special Warrants entitling the agent to acquire 521,249 Agent’s Share Purchase Warrants. Each Agent’s Share Purchase Warrant entitles the holder to acquire one share of common stock at a price of $0.45 per share, exercisable through May 30, 2003.  In May 2002, the Series A Special Warrants were converted to 100,000 shares of common stock of the Company.

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

Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive, the number of shares used in calculation of basic and diluted loss per share are the same for both periods.

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

Operating results of the Company’s discontinued operations are shown separately as a single line item in the accompanying consolidated statements of operations.  The BTX Division did not have any sales due to the division being sold in January 2003 for the three months ended June 30, 2003 and had $976,686 in sales for the three months ended June 30, 2002.  Sales of $162,060 and $1,763,749 were recorded for the six months ended June 30, 2003 and 2002, respectively.  These amounts are not included in sales in the accompanying unaudited consolidated statements of operations.

6.                                      Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective August 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company has not determined the impact of the adoption of SFAS No. 150 on its results of operations or financial condition.

7.                                      Generally Accepted Accounting Principles in Canada

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

The impact of significant variations to Canadian GAAP on the consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2003	2002	2003	2002
Net loss for the period, U.S. GAAP	$(1,397,238)	$(1,537,307)	$(1,219,190)	$(2,999,123)
Adjustment for stock based compensation – non-employees	31,807	11,668	53,976	58,509
Net loss for the period, Canadian GAAP	$(1,365,431)	$(1,525,639)	$(1,165,214)	$(2,940,614)
Net loss per common share, Canadian GAAP – basic and diluted	$(0.03)	$(0.04)	$(0.02)	$(0.08)
Weighted average number of common shares, Canadian GAAP	50,497,772	39,683,651	50,452,441	36,578,421

The impact of significant variations to Canadian GAAP on the consolidated balance sheet items is as follows:

	June 30, 2003	December 31, 2002
	(Unaudited)
Additional paid in capital	$54,278,954	$54,108,063
Accumulated deficit	$(51,462,622)	$(50,297,408)

8.                                      Stock-based compensation

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

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes pricing model.

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

Supplemental disclosure of pro forma net income (loss) and net income (loss) per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2003	2002	2003	2002
Pro forma net income (loss)	$(1,752,714)	$(1,648,475)	$(1,697,177)	$(3,190,504)
Pro forma basic and diluted net income (loss) per common share	$(0.03)	$(0.04)	$(0.03)	$(0.09)

9.                                      Subsequent Events

On July 16, 2003 the Company closed a preferred share private placement and raised an aggregate of $15.67 million, through the sale of $8.17 million of its Series A Cumulative Convertible Preferred Stock and $7.50 million of its Series B Cumulative Convertible Preferred Stock, to institutional and accredited investors. The terms of the two series of preferred stock differ slightly. The Series A Preferred Stock is convertible into the Company’s common stock at a conversion price of $0.60 per share, and there is no escrow provision. The Series B Preferred Stock is convertible into the Company’s common stock at a conversion price of $0.70 per share, and the proceeds from the sale of the Series B Preferred Stock will remain in escrow to be released to the Company upon the achievement of specific milestones. Upon conversion, Preferred Stock will convert into 24,330,953 shares of the Company’s common stock. The Company will pay the holders of Series A and Series B Preferred Stock an annual coupon of 6%, in shares of common stock or cash payable quarterly, and each holder received 40% warrant coverage at an exercise price of $0.75 per share exercisable through July 13, 2008. Warrants granted to Preferred Stock holders entitle investors the right to acquire 9,732,381 shares of the Company’s common stock.  The placement agents for the Series A and B Preferred Stock were also granted warrants entitling the agents to acquire 1,944,428 shares of common stock of the Company. Each placement agent’s warrant entitles the holder to acquire one share of common stock at a price  between $0.60 and $0.75 per share, exercisable through July 13, 2008.

Item 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including those statements related to development plans, intentions to seek licensing partners and additional sources of capital, intended inventory levels, expectations concerning the adequacy of existing cash resources and anticipated sources of future revenues, and other financial, clinical, business environment and trend projections. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, potential changes in strategy and focus of potential collaborative partners, competitive conditions and demand for its products, the current stage of development of both us and our  products, the timing and uncertainty of results of both research and regulatory processes, the extensive government regulation applicable to our business, the unproven safety and efficacy of our device products, our significant additional financing requirements, the volatility of our stock price, the uncertainty of future capital funding, our potential exposure to product liability or recall, uncertainties relating to patents and other intellectual property, including whether we will obtain sufficient protection or competitive advantage therefrom, our dependence  upon a  limited number of key personnel and  consultants and our significant reliance upon our collaborative partners for achieving our goals, and other factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2002.

General

We formerly conducted our operations through two separate divisions, the Drug and Gene Delivery Division and the BTX Division. The Drug and Gene Delivery Division is developing drug and gene delivery systems based on electroporation to be used in the treatment of disease. Our Board of Directors, however, has decided to focus our attention and resources on our Drug and Gene Delivery Division and to sell substantially all of the assets of the BTX Division. On January 31, 2003, we completed the sale of substantially all of the properties and assets that are primarily used in our BTX Division.  Accordingly, the BTX Division, which was previously classified as a separate segment, has been classified as discontinued operations for financial reporting purposes. BTX developed, manufactured and sold electroporation and electrofusion equipment to the research laboratory market. In the past, our revenues reflected product sales to the research market through the BTX Division and collaborative research arrangements and research grants through the Drug and Gene Delivery Division.

We are currently seeking a new licensing partner for the use of electroporation for the delivery of drugs in the treatment of cancer and delivery of genes into cells. We will not receive any additional milestone or licensing payments for development or sale of our products until a new strategic alliance is in place with a new partner and we achieve the milestones specified in the new agreement, or product sales commence under the new agreement. There can be no assurance that we will be able to contract with such a partner or that we can achieve the milestones set out in a new agreement.

Until the commercialization of clinical products, we expect revenues to continue to be attributable to collaborative research arrangements, licensing fees, grants and interest income.

Due to the expenses incurred in the development of the drug and gene delivery systems, we have been unprofitable in the last eight years. As of June 30, 2003, we have an accumulated deficit of $54,545,737. We expect to continue to incur substantial operating losses in the future due to continued spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of administrative activities.

On June 15, 2001, we completed a change in our jurisdiction of incorporation from British Columbia, Canada into the state of Delaware. The change was accomplished through a continuation of Genetronics Biomedical Ltd., a British Columbia corporation, into Genetronics Biomedical Corporation, a Delaware corporation. All periods in the financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United Sates.

Critical Accounting Policies

There have been no changes in our critical accounting policies as discussed in our annual report on Form 10-K for the year ended December 31, 2002.

Revenue recognition

We have adopted a strategy of co-developing or licensing our gene delivery technology for specific genes or specific medical indications. Accordingly, we have entered into collaborative research and development agreements. Payments under these agreements, which are non-refundable, are recorded as revenue as the related research expenditures are incurred pursuant to the terms of the revelant agreement and provided collectibility is reasonably assured.

License fees comprise initial fees and milestone payments derived from collaborative licensing arrangements. Non-refundable milestone payments continue to be recognized upon (i) the achievement of specified milestones when we have earned the milestone payment, (ii) the milestone payment is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement. We defer payments for milestone events which are reasonably assured and recognize them ratably over the minimum remaining period of our performance obligations.  Payments for milestones which are not reasonably assured are treated as the culmination of a separate earnings process and are recognized as revenue when the milestones are achieved.

Patent and license costs

Patents are recorded at cost and amortized using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less.  Cost is comprised of the consideration paid for patents and related legal costs.  If we determine that development of products to which patent costs relate is not reasonably certain or that costs exceed recoverable value, such costs are charged to operations.

License costs are recorded based on the fair value of consideration paid and amortized using the straight-line method over the expected useful life of the underlying patents.

Long-lived assets

We assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows.  If impairment is indicated, we reduce the carrying value of the asset to fair value.  While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through June 30, 2003.

Research and Development Expenses

Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our electroporation technologies.  Accordingly, the large majority of our transactions to date have related to research and development spending.  We expense all such expenditures in the period incurred.

Results of Operations

Revenues

We had total revenues of $9,004 and $20,141 for the three months and six months ended June 30, 2003, respectively, compared to $40,971 and $45,441 for the three months and six months ended June 30, 2002, respectively.  Total revenues decreased $31,967, or 78%, and decreased by $25,300, or 56%, for the three months and six months ended June 30, 2003, respectively, as compared to the same period last year.  Revenues consist of license fees, milestone payments and amounts received from collaborative research and development arrangements.  Revenues under license fees and milestone payments for the three months and six months ended June 30, 2003 were $1,471 and $2,942, respectively, compared to $1,471 and $2,941, respectively, for the three months and six months ended June 30, 2002. The licenses fees which were recorded for the three months and six months ended June 30, 2003 and 2002, resulted from the amortization of a $100,000 up-front license fee received according to a non-exclusive license and supply agreement entered into with Valentis, Inc. We will receive further payments, in the form of cash and stock of Valentis, if certain milestones are achieved under the agreement. In October 2002, we received an upfront milestone payment of $100,000.  We are currently seeking a new licensing partner for the use of electroporation for the delivery of drugs in the treatment of cancer and delivery of genes into cells. Until a new strategic alliance is in place with a new partner and we achieve the milestones specified in the new agreement, or product sales commence under the new agreement, we will not receive any significant milestone or licensing payments for development or sale of its products.

There were no revenues from grant funding for the three months and six months ended June 30, 2003 and 2002. All active grants have expired, but we continue to pursue additional grants; however, no assurance can be given that any such awards will be realized.

During the three months and six months ended June 30, 2003, we recorded revenues under collaborative research and development arrangements in the amounts of $7,533 and $17,199, respectively, compared to $39,500 and $42,500, respectively, for the three months and six months ended June 30, 2002, respectively.  Research and development collaborative revenues decreased $31,967, or 81%, and $25,300, or 60%, for the three and six months ended June 30, 2003, as compared to the same periods in the prior year.  The decrease was primarily due to the absence of additional collaborative research agreements.

Research and Development

Research and development expenses, which include clinical trial costs, for the three months and six months ended June 30, 2003, were $429,235 and $904,969, respectively, compared to $633,735 and $1,257,720, for the three months and six months ended June 30, 2002, respectively.

Research and development expenses decreased by $204,500, or 32%, for the three months ended June 30, 2003 as compared to the same periods the prior year.  For the six months ended June 30, 2003, expenses decreased by $352,751, or 28%, as compared to the six months ended June 30, 2002.  The decrease in research and development expenses for the three months and six months ended June 30, 2003, reflects a reduction in research and development activities due to limited financial resources, lower clinical/regulatory expenses and the reduction of the use of outside consultants to more effectively manage existing resources. We are currently planning to enter additional Phase III clinical trials, which is subject to the approval by the FDA.  Clinical/regulatory expenses will increase substantially if a Phase III clinical trial is initiated.

General and Administrative Expenses

General and administrative expenses, which consist of business development expenses, and general administrative expenses, for the three months and six months ended June 30, 2003, were $979,560 and $2,243,023, respectively, compared to $930,433 and $1,808,311 for the three months and six months ended June 30, 2002, respectively.  General and administrative expenses increased by $49,127, or 5%, from $930,433 to $979,560 for the three months ended June 30, 2002 as compared to the same period in the prior year.   For the six months ended June 30, 2003, general and administrative expense increased by $434,712, or 19%, from $1,808,311 to $2,243,023 as compared to the same period in the prior year. The increase in general and administrative expenses for the three months and six months ended June 30, 2003, as compared to the same period in the prior year, mainly reflects increased severance cost resulting from the sale of our BTX division, an increased corporate insurance cost, the absorption of certain BTX fixed costs, and increased business development efforts.  In addition, during the first quarter of 2003, we recorded a realized loss of $102,238, associated with a foreign currency translation adjustment.

Interest Income, Net

Interest income, net for the three months ended June 30, 2003 and June 30, 2002, were $2,553 and $9,507, respectively.  Interest income, net for the six months ended June 30, 2003 and June 30, 2002 decreased from a net interest income amount of $13,463 at June 30, 2002 to a net interest expense amount at June 30, 2003 of $14,677.  This decrease for the six months ended June 30, 2003, was due to a charge to interest expense of $19,800 related to a bridge loan in the first quarter of 2003.  In  addition, the decrease in interest income for the three months and six months ended June 30, 2003 and June 30, 2002, resulted primarily from the diminishing availability of investment funds due to the continuing operating losses as well as an overall decline in interest rates.

Net Income (Loss)

We reported net loss of $1,397,238 and $1,219,190 for the three months and six months ended June 30, 2003, respectively, compared to net loss of $1,537,307 and $2,999,123 for the three months and six months ended June 30, 2002.  The increased net loss for the three months ended June 30, 2003, as compared to the same period in the prior year, was the result of lower revenues under collaborative research and development agreements and increased general and administrative expense.  The decreased net loss for the six months ended June 30, 2003, as compared to the same period in the prior year, was the result of a gain recorded in January 2003 of $2,034,078, from the sale of the BTX division.

Liquidity and Capital Resources

During the last six fiscal years, our primary uses of cash have been to finance research and development activities and clinical trial activities in the Drug and Gene Delivery Division. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

As of June 30, 2003, we had working capital of $336,311 as compared to $1,039,908 as of December 31, 2002.  The change was primarily a result of an improvement in working capital resulting from the sale of the BTX Division, offset by diminishing funds used to support continuing operations.

On January 21, 2003, we entered into a $1,000,000 bridge loan with a major stockholder.  In February 2003, the bridge loan was paid in full with proceeds from the sale of the BTX Division. Warrants to purchase 60,000 shares of our common stock at $0.01 per share were granted in lieu of interest being charged on the loan.  The warrants expire in January 2005.

On January 31, 2003, we completed the sale of substantially all of the properties and assets that are primarily used in our BTX Division. Our stockholders, in a special stockholder’s meeting held on January 31, 2003, voted to approve the proposed sale to Harvard Bioscience, Inc. The terms of the sale were $3.7 million in cash, subject to certain adjustments, and royalty on net sales of BTX products above certain sales targets for a period of four years.  The net gain on the sale of our BTX Division was $2,034,078.

On June 6, 2002, we closed a private placement of 10,225,891 special warrants. 7,985,574 special warrants were issued at a subscription price of $0.42 per special warrant and 2,240,317 special warrants were issued at a subscription price of $0.47 per special warrant, for gross proceeds of $4,406,890. Each $0.42 special warrant is exercisable, without additional payment, into one share of our common stock and a warrant for the purchase of one-third of one share of our common stock.  Each such warrant is exercisable for 12 months to purchase one share of our common stock at $0.70. The total number of warrants exercisable at $0.70 per share is 2,661,851 which shall expire on June 6, 2003.  Each $0.47 special warrant is exercisable, without additional payment, into one share of our common stock and a warrant for the purchase of 40% of one share of our common stock. Each such warrant is exercisable for 12 months to purchase one share of our common stock at $0.65.  The total number of warrants exercisable at $0.65 per share is 896,125, which expire on June 6, 2003.  The gross proceeds of this financing were reduced by issuance costs including the placement agent’s commission of 6.0% of the gross proceeds of $264,413 and other issue costs of $306,708. In October 2002, these special warrants were converted into 10,225,891 shares of common stock and warrants to purchase 3,557,976 shares of our common stock exercisable at $0.65 or $0.70 per share.   On June 9, 2003, our Board of Directors approved an extension of the expiration date from June 6, 2003 until July 7, 2003 for the exercise of each of the warrants exercisable at $0.65 or $0.70 that were issued in June 2002.  In June 2003, 159,129 warrants were exercised totaling $111,124 in gross proceeds.  Subsequent to June 30, 2003, an additional 619,964 warrants were exercised totaling $428,698 in gross proceeds.  All remaining warrants expired on July 7, 2003.

In connection with the issuance of the special warrants described in the preceding paragraph, we granted Series A special warrants to the placement agent to acquire 665,000 shares of our common stock for $0.47 per share.  These warrants expire on June 6, 2005.

On November 30, 2001, we closed a private placement of 5,212,494 special warrants at a purchase price of $0.45 per special warrant for gross proceeds of $2,345,622. Each special warrant entitled the holder to acquire one share our common stock as well as a warrant to purchase one-half of a share of our common stock, without payment of further consideration, on the exercise or deemed exercise of the special warrant.  In April 2002, these special warrants were converted into 5,212,494 shares of our common stock and 2,606,247 warrants, each of which entitles the holder to purchase one share of our common stock at a price of $0.75.  These warrants expired on May 30, 2003, and none of the warrants were exercised.  The gross proceeds of this financing were reduced by issuance costs including the agent’s commission of 7.5% of the gross proceeds of $175,922 and other issue costs of $420,763. The placement agent was also granted Series A special warrants entitling the placement agent to acquire 100,000 shares of our common stock, without payment of further consideration, as well as Series B special warrants entitling the placement agent to acquire 521,249 warrants, each of which entitles the holder to purchase one share of our common stock at a price of $0.45 per share, which were exercisable through May 30, 2003.  In May 2002, the Series A special warrants were converted into 100,000 shares of our common stock.

On July 16, 2003, we issued a press release announcing that we had raised an aggregate of $15.67 million, through the sale of $8.17 million of our Series A Cumulative Convertible Preferred Stock and $7.50 million of our Series B Cumulative Convertible Preferred Stock, to institutional and accredited investors.  All proceeds from the sale of Series A Cumulative Convertible Preferred Stock were received.  The proceeds from the sale of the Series B Preferred Stock will remain is escrow to be released to the Company upon the achievement of specific milestones.

As of June 30, 2003, we had an accumulated deficit of $54,545,737. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to grow, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then additional funding will be required to market and sell the equipment.

We will continue to rely on outside sources of financing to meet our capital needs beyond next year. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow.  Including the cash proceeds received from the July 2003 financing, the exercises of employee stock options and investor warrants, and the sale of the BTX Division, we believe we have sufficient funds to fund operations through November, 2004.  If we are not able to secure additional funding, we will be required to further scale back our research and development programs, preclinical studies and clinical trials, and selling, general, and administrative activities, and we may not be able to continue in business.

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

•                   The potential for us to obtain equity investments, collaborative arrangements, license agreements or development or other funding programs in exchange for manufacturing, marketing, distribution or other rights to products developed by us; and

•                   The ability to maintain existing collaborative arrangements.

We cannot guarantee that additional funding will be available when needed or on favorable terms. If additional funding is not available on favorable terms, assuming it is available at all, we will be required to scale back our research and development programs, preclinical studies and clinical trials, and selling, general, and administrative activities, or otherwise reduce or cease operations, and our business and financial results and condition would be materially adversely affected.

Certain Risk Factors Related To Our Business

We Have Operated At A Loss And We Expect To Continue To Accumulate A Deficit; Our Auditors Have Included In Their Report An Explanatory Paragraph Describing Conditions That Raise Substantial Doubt About Our Ability To Continue As A “Going Concern”.

As of June 30, 2003, we had a deficit of $54,545,737. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of our accumulated deficit will continue to grow, as it will be expensive to continue our clinical, research, and development efforts. If these activities are successful, and if we receive approval from the FDA to market human-use equipment, then even more money will be required to market and sell the equipment.

The cash we have received during the fiscal year beginning January 1, 2003, came from the sale of our BTX Division, exercise of employee stock options and investor warrants, and the sale of preferred stock.  Other funds came from collaborative research arrangements, and interest income on our investments.  Because we did not have access to sufficient committed capital to meet our projected operating needs at December 31, 2002, our auditor has included in their report on the financial statements for the year ended December 31, 2002, an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern. On July 16, 2003, we issued a press release announcing that had raised an aggregate of $15.67 million, through the sale of $8.17 million of our Series A Cumulative Convertible Preferred Stock and $7.50 million of our Series B Cumulative Convertible Preferred Stock, to institutional and accredited investors.  All proceeds from the sale of Series A Cumulative Convertible Preferred Stock were received.  The proceeds from the sale of the Series B Preferred Stock will remain is escrow to be released to us upon the achievement of specific milestones. Including the cash proceeds received from the July 2003 financing, the exercises of employee stock options and investor warrants, and the sale of the BTX Division, we believe we have sufficient funds to fund operations through November, 2004

We Will Have A Need For Significant Amounts Of Money In The Future And There Is No Guarantee That We Will Be Able To Obtain The Amounts We Need.

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

Our Business Is Highly Dependent On Receiving Approvals From Various United States And International Government Agencies And Will Be Dramatically Affected If Approval To Manufacture And Sell Our Human-Use Equipment Is Not Granted Or Is Not Granted In A Timely Manner.

The production and marketing of our human-use equipment and the ongoing research, development, preclinical testing, and clinical trial activities are subject to extensive regulation. Numerous governmental agencies in the United States and internationally, including the FDA, must review our applications and decide whether to grant approval. All of our human-use equipment must go through an approval process, in some instances for each indication in which we want to label it for use (such as, use for dermatology, use for transfer of a certain gene to a certain tissue, or use for administering a certain drug to a certain tumor type in a patient having certain characteristics). These regulatory processes are extensive and involve substantial costs and time.

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

•                   There can be delays, sometimes long, in obtaining approval for our human-use devices, and indeed, we have experienced such delays in obtaining FDA approval of our clinical protocols;

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

Our partners and collaborators fund a portion of our research and development expenses and assist us in the research and development of our human-use equipment.  These collaborations and partnerships can help pay the salaries and other overhead expenses related to research. Our largest partner at this time is Valentis, Inc. In November 2001, we entered into a non-exclusive license and supply agreement with Valentis, whereby Valentis obtained rights to use our electroporation technology in the development of certain Genemedicine products. We received an upfront cash payments of $100,000 from Valentis in the first quarter of 2002 and fourth quarter of 2002, and we may receive additional revenues from this partnership depending on various regulatory approvals and other events outside of our control. In the past, we encountered operational difficulties after the termination of a similar agreement by a former partner. Because this partnership was terminated, we did not receive significant milestone payments which we had expected and were forced to delay some clinical trials as well as some product development. The Valentis partnership is not of the same size and scope and termination of the Valentis partnership would not present operational difficulties.

Our clinical trials to date have used our equipment with the anti-cancer drug bleomycin. We do not currently intend to package bleomycin together with the equipment for sale, but if it should be necessary or desirable to do this, we would need a reliable source of the drug. In 1998, we signed a supply agreement with Abbott Laboratories under which Abbott would sell us bleomycin. If it becomes necessary or desirable to include bleomycin in our package, and this relationship with Abbott should be terminated, then we would have to form a relationship with another provider of this generic drug before any product could be launched.

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

Our company also works and has worked with a number of hospitals to perform clinical trials, primarily in oncology. We depend on these hospitals to recruit patients for the trials, to perform the trials according to our protocols, and to report the results in a thorough, accurate and consistent fashion. Although we have agreements with these hospitals, which govern what each party is to do with respect to the protocol, patient safety, and avoidance of conflict of interest, there are risks that the terms of the contracts will not be followed, such as:

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

Some factors that we would expect to depress the price of our stock include:

•                   Adverse clinical trial results;

•                   Our inability to obtain additional capital;

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

•                   Adverse research and development results;

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

We have an employment agreement in place for Avtar Dhillon, our President and Chief Executive Officer. If Dr. Dhillon leaves us, that might pose significant risks to our continued development and progress. Our progress may also be curtailed if Dietmar Rabussay, Ph.D., our Vice President of Research and Development, were to leave us.

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

Our Actual Results Could Differ Materially From Those Anticipated In Our Forward-Looking Statements.

Any statements in this quarterly report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this quarterly report.  The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this quarterly report.   Among the key factors that have a direct impact on our results of operations are:

•                   the risks and other factors described under the caption “Risk Factors” in this quarterly report;

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

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income that we can earn on our cash equivalents and on the increase or decrease in the amount of interest expense that we must pay with respect to our capital lease obligations.  We are subject to interest rate risk on our capital lease arrangements which carry an average fixed annual rate of approximately 17% and on our cash equivalents which at June 30, 2003 had an average interest rate of approximately 1.4%.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk.  We mitigate default risk by investing in investment grade securities.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments.  Declines in interest rates over time will, however, reduce the interest income while increases in interest rates over time will increase the interest expense.

Item 4.                                                           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under Rule 13a — 14 of the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods.  Within 90 days prior to the date of filing of this report (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed with the FDIC under the Exchange Act.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

Part II.                                   Other Information

Items 1, 2, 3, and 5 are not applicable and have been omitted.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

On May 22, 2003, the registrant held its annual meeting of stockholders.  At the stockholders meeting, the following matters were submitted to stockholders for vote: Proposal No. 1 – Election of directors, Proposal No. 2 – Approval of an extension of the registrant’s Shareholder Rights Plan, that was to expire on May 22, 2003 and Proposal No. 3 – Ratification of appointment of independent accountants.  The results of the voting on these proposals are as follows:

1.               Proposal No. 1 - Each of the below individuals were elected to serve until the next annual meeting of the stockholders or until his or her successor is duly elected or appointed, subject to earlier resignation or removal.

Name	Votes For	Votes Against/Withhold	Votes Abstained	Not Voted
Avtar Dhillon	26,648,270	35	30,152	2,749,346
Tazdin Esmail	26,647,920	385	30,152	2,749,346
James L. Heppell	26,647,920	24,385	30,152	2,725,346
Gordon J. Politeski	26,629,120	19,185	30,152	2,749,346
Felix Theeuwes	26,648,270	35	1,000	2,749,346

2.             Proposal No. 2 - The Shareholders approved the extension of the existing shareholder rights plan, which expired on May 22, 2003 and was originally approved by stockholders of the registrant on July 28, 1997.  This proposal was approved by the majority vote of the stockholders. The total number of votes cast for, against, and abstained was 10,550,897, 40,352, and 15,626 respectively. The number of broker non-votes was 18,820,928.  Broker non-votes count in determining if a quorum present but do not count towards the for, against or abstained vote tabulation.

3.               Proposal No. 3 - The shareholders approved the appointment of Ernst & Young LLP as the registrant’s independent auditors for the fiscal year ending December 31, 2003. This proposal was approved by the majority vote of the stockholders. The total number of votes cast for, against, and abstained was 26,667,191, 5,250, and 6,016, respectively. The number of shares not voted was 2,749,346.

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

During the three-month period ending June 30, 2003, the registrant filed one current report on Form 8-K.

On June 10, 2003 under Item 5 – Other Events.  Regarding approval by the registrant’s Board of Directors of an extension of the expiration date from June 6, 2003 until July 7, 2003 for the exercise of each of the $0.65 Warrants and the $0.70 Warrants that were issued in June 2002.  The registrant has outstanding $0.65 Warrants to purchase up to 896,126 shares of its common stock at a purchase price of $0.65 per share.  The registrant has outstanding $0.70 Warrants to purchase up to 2,661,858 shares of its common stock at a purchase price of $0.70 per share.  Other than the extension of the expiration date, no other terms or conditions of the $0.65 Warrants or the $0.70 Warrants were changed.

GENETRONICS BIOMEDICAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genetronics Biomedical Corporation

Date: August 12, 2003	By:	/s/ Peter Kies
Peter Kies, Chief Financial Officer