Form 10-Q
period 2003-09-30
GENETRONICS BIOMEDICAL CORP
filed 2003-11-12
CIK 1055726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

The number of shares outstanding of the Company’s Common Stock, par value $ 0.001 per share, was 58,764,529 as of October 31, 2003.

GENETRONICS BIOMEDICAL CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2003

Part I. Financial Information

Item 1. Financial Statements

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)

ASSETS
Current
Cash and cash equivalents	$7,358,786	$875,444
Receivables, net	—	75,588
Prepaid expenses and other	79,420	229,384
Assets of discontinued operations	—	1,517,496
Total current assets	7,438,206	2,697,912
Fixed assets, net	198,135	295,321
Patents and other assets, net	2,316,629	2,425,992
Total assets	$9,952,970	$5,419,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued expenses	$814,617	$1,032,939
Current portion of obligations under capital leases	—	20,642
Deferred revenue	194,242	202,654
Liabilities of discontinued operations	—	401,769
Total current liabilities	1,008,859	1,658,004
Deferred rent	26,632	35,851
Total liabilities	1,035,491	1,693,855

Stockholders’ equity
Preferred stock, $0.001 par value	2	—
Common stock, $0.001 par value	53,324	50,398
Additional paid in capital	78,838,465	57,137,202
Receivable from preferred stock investors and executive	(7,500,000)	(33,445)
Accumulated comprehensive income	—	(102,238)
Accumulated deficit	(62,474,312)	(53,326,547)

Total stockholders’ equity	8,917,479	3,725,370

Total liabilities and stockholders’ equity	$9,952,970	$5,419,225

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF
OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUE
License fee and milestone payments	$1,471	$1,471	$4,412	$4,412
Revenues under collaborative research and development	20,840	66,416	38,040	108,916
Total Revenue	22,311	67,887	42,452	113,328

EXPENSES
Research and development	643,433	593,705	1,548,401	1,851,425
General and administrative	1,076,320	946,358	3,319,345	2,754,669
Interest income, net	(17,129)	(10,566)	(2,452)	(24,029)
Total Expenses	1,702,624	1,529,497	4,865,294	4,582,065

Loss from continuing operations	(1,680,313)	(1,461,610)	(4,822,842)	(4,468,737)

Discontinued operations:
Gain on disposal	—	—	2,034,078	—
Income (loss) from operations	—	70,705	(110,740)	78,709
Net loss	(1,680,313)	(1,390,905)	(2,899,504)	(4,390,028)
Imputed and declared dividends on preferred stock	(6,248,261)	—	(6,248,261)	—
Net loss attributable to common stockholders	$(7,928,574)	$(1,390,905)	$(9,147,765)	$(4,390,028)

Amounts per common share - basic and diluted:
Loss from continuing operations	$(0.03)	$(0.04)	$(0.10)	$(0.12)
Income from discontinued operations	—	—	0.04	—
Inputed and declared dividends on preferred stock	(0.12)	—	(0.12)	—
Net loss per common share	$(0.15)	$(0.04)	$(0.18)	$(0.12)

Weighted average number of common shares	51,581,301	40,172,661	50,832,863	37,812,744

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF
CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES
Loss from continuing operations	$(4,822,842)	$(4,468,737)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:	—	—
Compensation for services paid in stock options	35,486	53,479
Valuation of warrants issued in connection with debt	19,800	—
Recovery of uncollectible accounts	(6,058)	—
Depreciation and amortization	430,399	474,241
Provision for inventory obsolescence	—	52,630
Gain on disposal of fixed assets	—	717
Deferred rent	(9,219)	(8,005)
Realized loss on foreign currency translation adjustment	102,236	—
Deferred revenue	(8,412)	86,588
Changes in non-cash working capital items:
Accounts receivable	81,646	155,329
Inventories	—	(52,632)
Prepaid expenses and other	149,964	(23,703)
Accounts payable and accrued expense	(218,322)	(125,766)
Cash used in operating activities	(4,245,322)	(3,855,859)

INVESTING ACTIVITIES
Purchase of short term investments	—	(994,260)
Disposal of capital assets	(33,583)	(1,127)
Increase in other assets	(190,265)	(242,223)
Cash used in investing activities	(223,848)	(1,237,610)

FINANCING ACTIVITIES
Proceeds from issuance of bridge loan	1,000,000	—
Repayment of bridge loan	(1,000,000)	—
Payments on obligations under capital leases	(20,642)	(22,275)
Proceeds from issuance of common and preferred shares – net	7,934,089	4,639,732
Cash provided by financing activities	7,913,447	4,617,457

Net cash provided by discontinued operations	3,039,065	27,894

Increase (decrease) in cash and cash equivalents	6,483,342	(448,118)
Cash and cash equivalents, beginning of period	875,444	1,813,100
Cash and cash equivalents, end of period	$7,358,786	$1,364,982

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements of Genetronics Biomedical Corporation (“Company”, “we” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of September 30, 2003, consolidated statements of operations for the three months and nine months ended September 30, 2003 and 2002 and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which Genetronics Biomedical Corporation considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2003 shown herein are not necessarily indicative of the results that may be expected for the year ended December 31, 2003 or for any other period. For more complete information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.  The Company’s independent auditors issued a report on our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 that includes an explanatory paragraph regarding our ability to continue as a going concern. The Company had net loss of $7,928,574 and $9,147,765 for the three and nine months ended September 30, 2003, respectively, has working capital of $6,429,347 and an accumulated deficit of $62,474,312 at September 30, 2003. On January 31, 2003, we completed the sale of substantially all of the properties and assets that are primarily used in our BTX Division. Genetronics Biomedical’s stockholders, in a Special Stockholder’s Meeting held on January 31, 2003, voted to approve the proposed sale to Harvard Bioscience, Inc. The terms of the sale were $3.7 million in cash and royalties on net sales of BTX products above certain sales targets for a period of four years.  The net gain on the sale of the BTX Division was $2,034,078.  The Company incurred a net loss from continuing operations of $1,680,313 and $4,822,842 for the three and nine months ended September 30, 2003, respectively. On July 16, 2003, the Company announced it had raised an aggregate of $15.67 million through the sale of $8.17 million of its Series A Cumulative Convertible Preferred Stock and $7.50 million of its Series B Cumulative Convertible Preferred Stock, to institutional and accredited investors.  Proceeds from the sale of Series A Cumulative Convertible Preferred Stock were received on July 16, 2003.  Proceeds of $7.5 million from the sale of Series B Cumulative Convertible Preferred Stock were payable upon achievement of certain milestones, which the Company achieved in October 2003.  Including the cash proceeds received from the July 2003 financing, the exercises of employee stock options and investor warrants, and the sale of the BTX Division, we believe we have sufficient funds to fund operations through April 2005. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain future capital. The Company will continue to rely on outside sources of financing to meet its capital needs. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is not able to secure additional funding, it will be required to further scale back its research and development programs, pre-clinical studies and clinical trials, and general and administrative activities and may not be able to continue in business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business.

Certain reclassifications have been made to the financial statements for the three months and nine months ended September 30, 2002 to conform to the three months and nine months ended September 30, 2003 presentation.

2.                                      Principles of Consolidation

These consolidated financial statements include the accounts of Genetronics Biomedical Corporation and its wholly owned subsidiary, Genetronics, Inc.  All material intercompany accounts have been eliminated.

3.                                      Stockholders’ Equity

Authorized and Issued Stock as of September 30, 2003:

Authorized:                                 300,000,000 shares of common stock with a par value of  $ 0.001 per share and 10,000,000 shares of preferred stock with a par value of $ 0.001 per share

Issued:                                                         776 Shares of Series A Cumulative Convertible Preferred Stock with a par value of $1.

700 Shares of Series B Cumulative Convertible Preferred Stock with a par value of $1.

53,324,059 shares of common stock with a par value of  $53,324.

On July 16, 2003 the Company closed a preferred share private placement and raised an aggregate of $15.67 million, through the sale of $8.17 million of its Series A Cumulative Convertible Preferred Stock and $7.50 million of its Series B Cumulative Convertible Preferred Stock, to institutional and accredited investors. The terms of the two series of preferred stock differ slightly. The Series A Preferred Stock is convertible into the Company’s common stock at a conversion price of $0.60 per share, and there is no escrow provision. In connection with the sale of the Series A Preferred Stock, the Company recorded a one-time imputed dividend charge of $6,045,799 related to the beneficial conversion feature of the stock. The Series B Preferred Stock is convertible into the Company’s common stock at a conversion price of $0.70 per share, and the proceeds from the sale of the Series B Preferred Stock will remain in escrow to be released to the Company upon the achievement of specific milestones. At September 30, 2003, the Company recorded a receivable in the amount of $7.5 million related to the funds held in escrow.   In October 2003, the Company achieved these milestones and the $7.5 million was released form escrow.  Since the funds were released in October 2003, the Company will record a similar imputed dividend charge in the fourth quarter of 2003.  Upon conversion, Preferred Stock will convert into 24,330,953 shares of the Company’s common stock. The Company will pay the holders of Series A and Series B Preferred Stock an annual dividend rate of 6%, in shares of common stock or cash payable quarterly, and each holder received 40% warrant coverage at an exercise price of $0.75 per share exercisable through July 13, 2008. Warrants granted to Preferred Stock holders entitle investors the right to acquire 9,732,381 shares of the Company’s common stock.  On September 30, 2003, the Company’s Board of Directors declared dividends to the Preferred Stockholders, which were paid in the Company’s common stock.  A total of 204,507 common shares valued at $202,000 were issued.  The placement agents for the Series A and B Preferred Stock were also granted warrants entitling the agents to acquire 1,944,428 shares of common stock of the Company. Each placement agent’s warrant entitles the holder to acquire one share of common stock at a price between $0.60 and $0.75 per share, exercisable through July 13, 2008.  Through September 30, 2003, the Company has incurred a total of $992,441 in expenses related to this offering.

Stock Options

The 2000 Stock Option Plan, effective July 31, 2000 (the “2000 Plan”), was approved by the shareholders on August 7, 2000, pursuant to which 10,000,000 shares of common stock are reserved for issuance. The 2000 Plan supercedes all previous stock option plans. As of September 30, 2003, 978,913 shares of common stock were available for grant under the 2000 Plan. At December 31, 2002, there were 1,817,151 stock options available for grant under the 2000 Plan.

During the nine months ended September 30, 2003, the Company granted 1,466,563 stock options with a weighted average exercise price of $0.65.

At September 30, 2003, 7,474,513 stock options remain outstanding at exercise prices ranging from $0.18 to $5.50 with a weighted average remaining life of 7.3 years, of which 4,689,065 are vested as of September 30, 2003.

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

Special Warrants

On June 6, 2002, the Company closed a private placement of 10,225,891 special warrants. 7,985,574 special warrants were issued at a subscription price of $0.42 per special warrant and 2,240,317 special warrants were issued at a subscription price of $0.47 per special warrant, for gross proceeds of $4,406,890. Each $0.42 special warrant is exercisable, without additional payment, into one share of common stock and a warrant for the purchase of one-third of one share of common stock.  Each full common stock purchase warrant is exercisable at $0.70. Total warrants at $0.70 are 2,661,851.  Each $0.47 special warrant is exercisable, without additional payment, into one share of common stock and a warrant for the purchase of forty percent of one share of common stock. Each full common stock purchase warrant is exercisable at $0.65.  Total warrants at $0.65 are 896,125.  The gross proceeds of this financing were reduced by issuance costs including the agent’s commission of 6.0% of the gross proceeds of $264,413 and other issue costs of $306,708. In October 2002, these special warrants were converted into 10,225,891 shares of common stock and 3,557,976 common stock purchase warrants.  On June 9, 2003, the Board of Directors of the Company approved an extension of the expiration date from June 6, 2003 until July 7, 2003 for the exercise of each of the $0.65 warrants and the $0.70 warrants that were issued in June 2002.  Total warrants exercised were 779,093 totaling $539,803 in gross proceeds.    All remaining warrants, expired on July 7, 2003.

In connection with the issuance of the special warrants described in the preceding paragraph, the Company granted Series A special warrants to the placement agent to acquire 665,000 shares of common stock for $0.47 per share.  In September 2003, 120,000 of these warrants were exercised totaling $56,400 in gross proceeds.  All remaining warrants expire on June 6, 2005.

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

Operating results of the Company’s discontinued operations are shown separately as a single line item in the accompanying consolidated statements of operations.  The BTX Division did not have any sales due to the division being sold in January 2003 for the three months ended September 30, 2003 and had $900,249 in sales for the three months ended September 30, 2002.  Sales of $162,060 and $2,663,998 were recorded for the nine months ended September 30, 2003 and 2002, respectively.  These amounts are not included in sales in the accompanying unaudited consolidated statements of operations.

6.                                      Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources to the entity to support its activities.   FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003 if certain defined conditions are met.  The adoption of FIN 46 is not expected to have a material impact on our financial statements.

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

The impact of significant variations to Canadian GAAP on the consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2003	2002	2003	2002
Net loss for the period, U.S. GAAP	$(7,928,574)	$(1,390,905)	$(9,147,765)	$(4,390,028)
Adjustment for stock based compensation and imputed dividends	6,081,285	(5,030)	6,135,261	53,479
Net loss for the period, Canadian GAAP	$(1,847,289)	$(1,395,935)	$(3,012,504)	$(4,336,549)
Net loss per common share, Canadian GAAP – basic and diluted	$(0.04)	$(0.04)	$(0.06)	$(0.12)
Weighted average number of common shares, Canadian GAAP	51,581,301	40,172,661	50,832,863	37,812,744

The impact of significant variations to Canadian GAAP on the consolidated balance sheet items is as follows:

	September 30, 2003	December 31, 2002
	(Unaudited)
Additional paid in capital	$69,674,065	$54,108,063
Accumulated deficit	$(53,309,912)	$(50,297,408)

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

Supplemental disclosure of pro forma net loss and net loss per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2003	2002	2003	2002
Pro forma net income (loss)	$(8,102,961)	$(1,509,747)	$(9,800,139)	$(4,700,251)
Pro forma basic and diluted net income (loss) per common share	$(0.16)	$(0.04)	$(0.19)	$(0.12)

9.                                      Subsequent Event

On October 20, 2003, the Company announced that it has entered into an agreement with Vical Incorporated (NASDAQ: VICL) wherein Vical has an option to a worldwide exclusive license for the use of Genetronics’ proprietary in vivo electroporation delivery technology in combination with Vical’s vaccine and therapeutic DNA technology for undisclosed targets.  Upon completion of a collaborative research program, this partnership could lead to a definitive licensing agreement, encompassing multiple indications with the potential for commercialization.

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

On October 20, 2003, the Company announced that it has entered into an agreement with Vical Incorporated (NASDAQ: VICL) wherein Vical has an option to a worldwide exclusive license for the use of Genetronics’ proprietary in vivo electroporation delivery technology in combination with Vical’s vaccine and therapeutic DNA technology for undisclosed targets.  Upon completion of a collaborative research program, this partnership could lead to a definitive licensing agreement, encompassing multiple indications with the potential for commercialization.

We will continue to seek new licensing partners for the use of electroporation for the delivery of drugs in the treatment of cancer and delivery of genes into cells. We will not receive any additional milestone or licensing payments for development or sale of our products until a new strategic alliance is in place and we achieve the milestones specified in the new agreement, or product sales commence under the new agreement. There can be no assurance that we will be able to contract with such a partner or that we can achieve the milestones set out in a new agreement.

Until the commercialization of clinical products, we expect revenues to continue to be attributable to collaborative research arrangements, licensing fees, grants and interest income.

Due to the expenses incurred in the development of the drug and gene delivery systems, we have been unprofitable in the last eight years. As of September 30, 2003, we have an accumulated deficit of $62,474,312. We expect to continue to incur substantial operating losses in the future due to continued spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of administrative activities.

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

Long-lived assets

We assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows.  If impairment is indicated, we reduce the carrying value of the asset to fair value.  While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through September 30, 2003.

Research and Development Expenses

Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our electroporation technologies.  Accordingly, the large majority of our transactions to date have related to research and development spending.  We expense all such expenditures in the period incurred.

Results of Operations

Revenues

We had total revenues of $22,311 and $42,452 for the three months and nine months ended September 30, 2003, respectively, compared to $67,887 and $113,328 for the three months and nine months ended September 30, 2002, respectively.  Total revenues decreased $45,576, or 67%, and decreased by $70,876, or 63%, for the three months and nine months ended September 30, 2003, respectively, as compared to the same period last year.  Revenues consist of license fees, milestone payments and amounts received from collaborative research and development arrangements.  Revenues under license fees and milestone payments for the three months and nine months ended September 30, 2003 were $1,471 and $4,412, respectively, compared to $1,471 and $4,412, respectively, for the three months and nine months ended September 30, 2002. The licenses fees which were recorded for the three months and nine months ended September 30, 2003 and 2002, resulted from the amortization of a $100,000 license fee received according to a non-exclusive license and supply agreement entered into with Valentis, Inc. We will receive further payments, in the form of cash and stock of Valentis, if certain milestones are achieved under the agreement. In October 2002, we received an additional milestone payment of $100,000, which has been recorded as deferred revenue.  We continue to seek new licensing partners for the use of electroporation for the delivery of drugs in the treatment of cancer and delivery of genes into cells. Until a new strategic alliance is in place with a new partner and we achieve the milestones specified in the new agreement, or product sales commence under the new agreement, we will not receive any significant milestone or licensing payments for development or sale of its products.

During the three months and nine months ended September 30, 2003, we recorded revenues under collaborative research and development arrangements in the amounts of $20,840 and $38,040, respectively, compared to $66,416 and $108,916, respectively, for the three months and nine months ended September 30, 2002, respectively.  Research and development collaborative revenues decreased $45,576, or 69%, and $70,876, or 65%, for the three and nine months ended September 30, 2003, as compared to the same periods in the prior year.  The decrease was primarily due to the absence of additional collaborative research agreements.

Research and Development

Research and development expenses, which include clinical trial costs, for the three months and nine months ended September 30, 2003, were $643,433 and $1,548,401, respectively, compared to $593,705 and $1,851,425, for the three months and nine months ended September 30, 2002, respectively.  Research and development expenses increased by $49,728, or 8%, for the three months ended September 30, 2003 as compared to the same periods the prior year.  For the nine months ended September 30, 2003, expenses decreased by $303,024, or 16%, as compared to the nine months ended September 30, 2002.  The increase in research and development expenses for the three months ended September 30, 2003, is primarily due to clinical/regulatory outside consultants and additional traveling expenses associated with potential European sites. We are currently planning to enter two Phase III head and neck clinical trials by the end of the year in the United States and Europe.  These trials compare Electroporation Therapy (EPT) to surgery using a primary endpoint of function preservation and secondary endpoints of local tumor control, disease free survival and overall survival.  Shifting from a primary endpoint of survival to a quality of life outcome allows Genetronics to carry out clinical trials that will be faster, less costly and have a higher likelihood of success.  As a result, previously announced Phase III head and neck trials focusing on survival as a primary endpoint have been discontinued.  In addition, the Company is planning two Phase IV product pre-marketing seeding trials in Europe for skin and head and neck cancer to gather additional clinical and pharmacoeconomic data.  The Phase IV trials are expected to allow adoption of the technology by thought leaders and allow us to apply for reimbursement.  Clinical/regulatory expenses will increase substantially when these clinical trials are initiated. The decrease in research and development expenses for the nine months ended September 30, 2003, reflects a reduction in research and development activities and lower salary expense.

General and Administrative Expenses

General and administrative expenses, which consist of business development expenses, and general administrative expenses, for the three months and nine months ended September 30, 2003, were $1,076,320 and $3,319,345, respectively, compared to $946,358 and $2,754,669 for the three months and nine months ended September 30, 2002, respectively.  General and administrative expenses increased by $129,962, or 14%, from $946,358 to $1,076,320 for the three months ended September 30, 2003 as compared to the same period in the prior year.   For the nine months ended September 30, 2003, general and administrative expense increased by $564,676, or 20%, from $2,754,669 to $3,319,345 as compared to the same period in the prior year. The increase in general and administrative expenses for the three months and nine months ended September 30, 2003, as compared to the same period in the prior year, mainly reflects increased salary and travel expense, increased severance cost resulting from the sale of our BTX division, increased corporate insurance cost, the absorption of certain BTX fixed costs, and increased business development efforts as well.  In addition, during the first quarter of 2003, we recorded a realized loss of $102,238, associated with a foreign currency translation adjustment.

Interest Income, Net

Interest income, net for the three months and nine months ended September 30, 2003, were $17,129 and $2,452, respectively, compared to $10,566 and $24,029 for the three months and nine months ended September 30, 2002, respectively. The increase in interest income for the three months ended September 30, 2003, was due to the receipt of the July 2003 investment funds.  The decrease for nine months ended September 30, 2003 was due to a charge to interest expense of $19,800 related to a bridge loan in the first quarter of 2003.  In  addition, the decrease in interest income for the nine months ended September 30, 2003, resulted primarily from the diminishing availability of investment funds due to the continuing operating losses as well as an overall decline in interest rates.

Net Income (Loss)

We reported net loss of $7,928,574 and $9,147,765 for the three months and nine months ended September 30, 2003, respectively, compared to net loss of $1,390,905 and $4,390,028 for the three months and nine months ended September 30, 2002.  The increased net loss for the three and nine months ended September 30, 2003, as compared to the same period in the prior year, was the result of charges related to imputed and declared dividends on preferred stock, lower revenues under collaborative research and development agreements, increased general and administrative expense. Expenses related to imputed and declared dividend on Preferred Stock amounted to $6,248,261 in the third quarter of 2003 and increased the net loss substantially.

Liquidity and Capital Resources

During the last six fiscal years, our primary uses of cash have been to finance research and development activities and clinical trial activities in the Drug and Gene Delivery Division. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

As of September 30, 2003, we had working capital of $6,429,347 as compared to $1,039,908 as of December 31, 2002.  The change was primarily a result of an improvement in working capital resulting from the July 2003 sale of Preferred Stock and from the sale of the BTX Division in January 2003.

On July 16, 2003 we closed a preferred share private placement and raised an aggregate of $15.67 million, through the sale of $8.17 million of our Series A Cumulative Convertible Preferred Stock and $7.50 million of our Series B Cumulative Convertible Preferred Stock, to institutional and accredited investors. The terms of the two series of preferred stock differ slightly. The Series A Preferred Stock is convertible into our common stock at a conversion price of $0.60 per share, and there is no escrow provision. In connection with the sale of the Series A Preferred Stock, we recorded a one-time imputed dividend charge of $6,045,799 related to the beneficial conversion feature of the stock. The Series B Preferred Stock is convertible into our common stock at a conversion price of $0.70 per share, and the proceeds from the sale of the Series B Preferred Stock will remain in escrow to be released to us upon the achievement of specific milestones. At September 30, 2003, we recorded a receivable in the amount of $7.5 million related to the funds held in escrow.   In October 2003, we achieved these milestones and the $7.5 million was released form escrow.  Since the funds were released in October 2003, we will record a similar imputed dividend charge in the fourth quarter of 2003.  Upon conversion, Preferred Stock will convert into 24,330,953 shares of our common stock. We will pay the holders of Series A and Series B Preferred Stock an annual dividend rate of 6%, in shares of common stock or cash payable quarterly, and each holder received 40% warrant coverage at an exercise price of $0.75 per share exercisable through July 13, 2008. Warrants granted to holders of our Preferred Stock entitle these investors the right to acquire 9,732,381 shares of our common stock.  On September 30, 2003, our Board of Directors declared dividends payable to the holders of our Preferred Stock which were paid in our common stock.  A total of 204,507 common shares valued at $202,000 were issued.  The placement agents for the Series A and B Preferred Stock were also granted warrants entitling the agents to acquire 1,944,428 shares of our common stock.  Each placement agent’s warrant entitles the holder to acquire one share of common stock at a price between $0.60 and $0.75 per share, exercisable through July 13, 2008.  Through September 30, 2003, we have incurred a total of $992,441 in expenses related to this offering.

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

On June 6, 2002, we closed a private placement of 10,225,891 special warrants. 7,985,574 special warrants were issued at a subscription price of $0.42 per special warrant and 2,240,317 special warrants were issued at a subscription price of $0.47 per special warrant, for gross proceeds of $4,406,890. Each $0.42 special warrant is exercisable, without additional payment, into one share of common stock and a warrant for the purchase of one-third of one share of common stock.  Each full common stock purchase warrant is exercisable at $0.70. Total warrants at $0.70 are 2,661,851.  Each $0.47 special warrant is exercisable, without additional payment, into one share of common stock and a warrant for the purchase of forty percent of one share of common stock. Each full common stock purchase warrant is exercisable at $0.65.  Total warrants at $0.65 are 896,125.  The gross proceeds of this financing were reduced by issuance costs including the placement agent’s commission of 6.0% of the gross proceeds of $264,413 and other issue costs of $306,708. In October 2002, these special warrants were converted into 10,225,891 shares of common stock and 3,557,976 common stock purchase warrants.  On June 9, 2003, our Board of Directors approved an extension of the expiration date from June 6, 2003 until July 7, 2003 for the exercise of each of the $0.65 warrants and the $0.70 warrants that were issued in June 2002.  Total warrants exercised were 779,093 totaling $539,803 in gross proceeds.    All remaining warrants expired on July 7, 2003.

In connection with the issuance of the special warrants described in the preceding paragraph, we granted Series A special warrants to the placement agent to acquire 665,000 shares of common stock for $0.47 per share.  In September 2003, 120,000 warrants were exercised totaling $56,400 in gross proceeds.  All remaining warrants expire on June 6, 2005.

As of September 30, 2003, we had an accumulated deficit of $62,474,312. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to grow, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then additional funding will be required to market and sell the equipment.

We will continue to rely on outside sources of financing to meet our future capital needs. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow.  Including the cash proceeds received from the July 2003 financing, the exercise of employee stock options and investor warrants, and the sale of the BTX Division, we believe we have sufficient funds to fund operations through April 2005.  If we are not able to secure additional funding, we will be required to further scale back our research and development programs, preclinical studies and clinical trials, and selling, general, and administrative activities, and we may not be able to continue in business.

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

Certain Risk Factors Related To Our Business

We Have Operated At A Loss And We Expect To Continue To Accumulate A Deficit; Our Auditors Have Included In Their Report On Our 2002 Financial Statements An Explanatory Paragraph Describing Conditions That Raise Substantial Doubt About Our Ability To Continue As A “Going Concern”.

As of September 30, 2003, we had a deficit of $62,474,312. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of our accumulated deficit will continue to grow, as it will be expensive to continue our clinical, research, and development efforts. If these activities are successful, and if we receive approval from the FDA to market human-use equipment, then even more money will be required to market and sell the equipment.

The cash we have received during the fiscal year beginning January 1, 2003, came from the sale of our BTX Division, exercise of employee stock options and investor warrants, and the sale of preferred stock.  Other funds came from collaborative research arrangements, and interest income on our investments.  Because we did not have access to sufficient committed capital to meet our projected operating needs at December 31, 2002, our auditor has included in their report on the financial statements for the year ended December 31, 2002, an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern. On July 16, 2003, we announced that we had raised an aggregate of $15.67 million, through the sale of $8.17 million of our Series A Cumulative Convertible Preferred Stock and $7.50 million of our Series B Cumulative Convertible Preferred Stock, to institutional and accredited investors.  All proceeds from the sale of Series A Cumulative Convertible Preferred Stock were received.  The proceeds from the sale of the Series B Preferred Stock will remained in escrow to be released to us upon the achievement of specific milestones. In October 2003, the Company achieved these milestones and the $7.5 million was released to the Company.  Including the cash proceeds received from the July 2003 financing, the exercise of employee stock options and investor warrants, and the sale of the BTX Division, we believe we have sufficient funds to fund operations through April 2005.

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

If it became necessary to take one or more of the above-listed actions, then we may have a lower valuation that would cause the market price of our common stock to decline.

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

Any of the following events can occur and, if any did occur, any one could have a material adverse effect on our business, financial conditions and results of operations:

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

Our partners and collaborators fund a portion of our research and development expenses and assist us in the research and development of our human-use equipment.  These collaborations and partnerships can help pay the salaries and other overhead expenses related to research. Our largest partner at this time is Valentis, Inc. In November 2001, we entered into a non-exclusive license and supply agreement with Valentis, whereby Valentis obtained rights to use our electroporation technology in the development of certain Genemedicine products. We received a cash payment of $100,000 from Valentis in the first quarter of 2002 and fourth quarter of 2002, and we may receive additional revenues from this partnership depending on various regulatory approvals and other events outside of our control. In the past, we encountered operational difficulties after the termination of a similar agreement by a former partner. Because this partnership was terminated, we did not receive significant milestone payments which we had expected and were forced to delay some clinical trials as well as some product development. The Valentis partnership is not of the same size and scope and termination of the Valentis partnership would not present operational difficulties.

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

•                  We may determine that our technology has been improperly assigned to us or a collaborator may claim rights to certain use of our technology, which may require us to pay license fees or milestone payments and, if commercial sales of the underlying product is achieved, royalties;

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

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income that we can earn on our cash equivalents.  We are subject to interest rate risk on our cash equivalents which at September 30, 2003 had an average interest rate of approximately 1.4%.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk.  We mitigate default risk by investing in investment grade securities.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments.  Declines in interest rates over time will, however, reduce the interest income.

Item 4.                                                           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under Rule 13a – 14 of the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods.  As of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed with the Securities and Exchange Commision under the Exchange Act.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

Part II.     Other Information

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

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

(b)                                 Reports on Form 8-K

During the three-month period ending September 30, 2003, the registrant filed one current report on Form 8-K.

On July 16, 2003 under Item 5 – Other Events, the registrant announced that it had raised an aggregate of $15.67 million, through the sale of $8.17 million of its Series A Cumulative Convertible Preferred Stock and $7.50 million of its Series B Cumulative Convertible Preferred Stock, to institutional and accredited investors.

GENETRONICS BIOMEDICAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genetronics Biomedical Corporation

Date: November 12, 2003	By:	/s/ Peter Kies
Peter Kies, Chief Financial Officer