Form 10-Q
period 2004-03-31
GENETRONICS BIOMEDICAL CORP
filed 2004-05-13
CIK 1055726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s Common Stock, par value $ 0.001 per share, was 70,015,334 as of April 30, 2004.

GENETRONICS BIOMEDICAL CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2004

Part I. Financial Information

Item 1. Financial Statements

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$13,128,944	$13,460,446
Receivables, net	7,200	175,000
Prepaid expenses and other	80,755	116,526
Total current assets	13,216,899	13,751,972
Fixed assets, net	152,829	175,902
Patents and other assets, net	2,314,831	2,301,116
Total assets	$15,684,559	$16,228,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued expenses	$554,798	$827,655
Deferred revenue	268,979	331,164
Total current liabilities	823,777	1,158,819
Deferred rent	16,389	22,536
Total liabilities	840,166	1,181,355

Stockholders’ equity
Preferred stock, $0.001 par value	1	1
Common stock, $0.001 par value	69,687	63,682
Additional paid in capital	92,656,461	91,185,936
Accumulated deficit	(77,881,756)	(76,201,984)
Total stockholders’ equity	14,844,393	15,047,635
Total liabilities and stockholders’ equity	$15,684,559	$16,228,990

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF
OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
REVENUE
License fee and milestone payments	$1,471	$1,471
Revenues under collaborative research and development arrangement	67,914	9,666
Total revenue	69,385	11,137

EXPENSES
Research and development	588,860	475,734
General and administrative	1,097,196	1,263,463
Interest (income) expense, net	(35,039)	17,230

Total expenses	1,651,017	1,756,427

Loss from continuing operations	(1,581,632)	(1,745,290)

Discontinued operations:
Gain on disposal	—	2,034,078
Loss from operations	—	(110,740)
Net (loss) income	(1,581,632)	178,048
Declared dividends on preferred stock	(98,140)	—
Net (loss) income attributable to common stockholders	$(1,679,772)	$178,048

Amounts per common share – basic and diluted:
Loss from continuing operations	$(0.03)	$(0.03)
Income from discontinued operations	—	0.03
Declared dividends on preferred stock	—	—
Net loss per common share	$(0.03)	$—

Weighted average number of common shares - basic	65,274,581	50,406,608
Weighted average number of common shares - diluted	65,274,581	50,632,087

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF
CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
OPERATING ACTIVITIES
Loss from continuing operations	$(1,581,632)	$(1,745,290)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Compensation for services paid in stock options	122,738	22,169
Valuation of warrants issued in connection with debt	—	19,800
Depreciation and amortization	134,006	143,391
Deferred rent	(6,147)	(3,073)
Realized loss on foreign currency translation adjustment	—	102,238
Deferred revenue	(62,185)	(1,138)
Changes in operating assets and liabilities:
Accounts receivable	167,800	(95,815)
Prepaid expenses and other	35,771	66,522
Accounts payable and accrued expense	(272,857)	(350,773)
Cash used in operating activities	(1,462,506)	(1,841,969)

INVESTING ACTIVITIES
Purchase of capital assets	(3,417)	—
Increase in other assets	(121,231)	(43,919)
Cash used in investing activities	(124,648)	(43,919)

FINANCING ACTIVITIES
Proceeds from issuance of bridge loan	—	1,000,000
Repayment of bridge loan	—	(1,000,000)
Payments on obligations under capital leases	—	(20,347)
Proceeds from issuance of common – net	1,255,652	14,564
Cash provided by (used in) financing activities	1,255,652	(5,783)

Net cash provided by discontinued operations	—	3,039,065

(Decrease) increase in cash and cash equivalents	(331,502)	1,147,394
Cash and cash equivalents, beginning of period	13,460,446	875,444
Cash and cash equivalents, end of period	$13,128,944	$2,022,838

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements of Genetronics Biomedical Corporation (“Company”, “we” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of March 31, 2004, consolidated statements of operations for the three months ended March 31, 2004 and 2003 and the consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which Genetronics Biomedical Corporation considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2004 shown herein are not necessarily indicative of the results that may be expected for the year ended December 31, 2004 or for any other period. For more complete information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The Company incurred a net loss attributable to common stockholders of $1,679,772 for the three month period ended March 31, 2004, has working capital of $12,393,122 and has an accumulated deficit of $77,881,756 at March 31, 2004. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital.  In January 2003, the Company completed the sale of substantially all of the properties and assets that are primarily used in its BTX Division to a third party for a purchase price of $3,700,000 in cash. On July 16, 2003, the Company announced it had raised an aggregate of $15,670,000 through the sale of $8,170,000 of its Series A Cumulative Convertible Preferred Stock and $7,500,000 of its Series B Cumulative Convertible Preferred Stock, to institutional and accredited investors.  Proceeds from the sale of Series A Cumulative Convertible Preferred Stock were received on July 16, 2003.  Proceeds of $7,500,000 from the sale of Series B Cumulative Convertible Preferred Stock were payable upon achievement of certain milestones, which the Company achieved in October 2003.  Including the cash proceeds received from the July 2003 financing, the exercises of employee stock options and investor warrants, and the sale of the BTX Division, we believe we have sufficient funds to fund operations through April 2005. The Company will continue to rely on outside sources of financing to meet its capital needs beyond next year. If the Company is not able to secure additional funding, it will be required to scale back its research and development programs, preclinical studies and clinical trials, and general, and administrative activities and may not be able to continue in business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business.  The Company’s consolidated financial statements for the year ended December 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

Certain reclassifications have been made to the financial statements for the three months ended March 31, 2004 to conform to the three months ended March 31, 2003 presentation.

2.             Principles of Consolidation

These consolidated financial statements include the accounts of Genetronics Biomedical Corporation and its wholly owned subsidiary, Genetronics, Inc.  All material intercompany accounts have been eliminated.

3.             Stockholders’ Equity

Authorized and Issued Stock as of March 31, 2004:

Authorized:	300,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share

Issued:	380 Shares of Series A Cumulative Convertible Preferred Stock with a par value of $0.001.
194 Shares of Series B Cumulative Convertible Preferred Stock with a par value of $0.001.
69,686,604 shares of common stock at a par value of $69,687 with a par value of $0.001.

On July 16, 2003 we closed a preferred share private placement and raised an aggregate of $15,670,000, through the sale of $8,170,000 of our Series A Cumulative Convertible Preferred Stock and $7,500,000 of our Series B Cumulative Convertible Preferred Stock, to institutional and accredited investors. Each holder of Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Preferred Stock could be converted on the record date for the taking of a vote.   In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution of assets of the Company shall be made to or set apart for the holders of Common Stock, the holders of Preferred Stock shall be entitled to receive payment out of such assets of the Company in an amount equal to $10,000 per share of Preferred Stock plus any accumulated and unpaid dividends.  The Series A Preferred Stock is convertible into our common stock at a conversion price of $0.60 per share, and there is no escrow provision.  In connection with the sale of the Series A Preferred Stock, the Company recorded a one-time imputed dividend charge of $6,045,799 related to the beneficial conversion feature of the stock. The Series B Preferred Stock is convertible into our common stock at a conversion price of $0.70 per share, and the proceeds from the sale of the Series B Preferred Stock will remain in escrow to be released to us upon the achievement of specific milestones.  In October 2003, the Company achieved these milestones and the $7,500,000 was released from escrow.  In connection with the release of Series B Preferred Stock proceeds, the Company recorded a one-time imputed dividend charge of $11,807,144.  Upon conversion, Preferred Stock will convert into 24,330,953 shares of our common stock. As of March 31, 2004, 574 shares of Series A and Series B Preferred Stock remained outstanding. The holders of Series A and Series B Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash payable quarterly, and each holder received 40% warrant coverage at an exercise price of $0.75 per share exercisable through July 13, 2008. Warrants granted to holders of our Preferred Stock entitle these investors the right to acquire 9,732,381 shares of our common stock.  On March 31, 2004, our Board of Directors declared dividends to the holders of our Preferred Stock, which were paid through the issuance of our common stock.  We issued a total of 59,320 common shares valued at $98,140 on March 31, 2004.  The placement agents for the Series A and B Preferred Stock were also granted warrants entitling the agents to acquire 1,944,428 shares of our common stock.  Each placement agent’s warrant entitles the holder to acquire one share of common stock at a price between $0.60 and $0.75 per share, exercisable through July 13, 2008.  Through March 31, 2004, we have incurred a total of $1,058,864 in expenses related to this offering.  As of March 31, 2004, total warrants exercised were 2,056,874 resulting in $1,344,287 in gross proceeds.

Stock Options

The 2000 Stock Option Plan, effective July 31, 2000 (the “2000 Plan”), was approved by the shareholders on August 7, 2000, pursuant to which 10,000,000 shares of common stock are reserved for issuance. The 2000 Plan supercedes all previous stock option plans. As of March 31, 2004, 757,788 shares of common stock were available for grant under the 2000 Plan. At December 31, 2003, there were 1,098,413 stock options available for grant under the 2000 Plan.

During the three months ended March 31, 2004, the Company granted 740,000 stock options with a weighted average exercise price of $1.34.

At March 31, 2004, 7,411,713 stock options remain outstanding at exercise prices ranging from $0.18 to $5.50 with a weighted average remaining life of 7.8 years, of which 4,581,474 are vested as of March 31, 2004.

Warrants

On January 21, 2003, the Company entered into a $1,000,000 bridge loan with a major shareholder.  Warrants to purchase 60,000 shares of the Company’s common stock at $.01 per share were granted in lieu of interest being charged to the loan.  The warrants expire in January 2005.  The warrants were valued at $19,800 using a fair value model and were charged to interest expense.  In February 2003, the bridge loan was paid in full with proceeds from the sale of the BTX Division. During March 2004, all of such warrants were exercised.

In connection with the issuance of the special warrants on June 6, 2002, the Company granted Series A special warrants to the placement agent to acquire 665,000 shares of common stock for $0.47 per share.  In September 2003, 120,000 of these warrants were exercised totaling $56,400 in gross proceeds.  All remaining warrants expire on June 6, 2005.

4.             Net Loss Per Share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share”. Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period.  Diluted income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock by application of the treasury stock method.  Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive for the three month period ended March 31, 2004, the number of shares used in calculation of basic and diluted loss per share are the same.

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

Operating results of the Company’s discontinued operations are shown separately as a single line item in the accompanying consolidated statements of operations.  The BTX Division did not have any sales due to the division being sold in January 2003 for the three months ended March 31, 2004 and had $162,060 in sales for the three months ended March 31, 2003.  These amounts are not included in sales in the accompanying unaudited consolidated statements of operations.

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

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions: risk free interest rate of 4.00%; dividend yield of 0%; volatility factor of the expected market price of the

Company’s common stock of 1.102; and a weighted average expected life of the options of 9 years.

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

Supplemental disclosure of pro forma net loss and net loss per common share is as follows:

	Three Months Ended March 31,
	(Unaudited)
	2004	2003

Net (loss) income attributable to common stockholders as reported	$(1,679,772)	$178,048
Add: Stock-based employee compensation expense included in net loss	—	—
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(281,201)	(349,547)
Pro forma net loss attributable to common stockholders	$(1,960,973)	$(171,499)

Basic and diluted net loss per share as reported	$(0.03)	$—

Basic and diluted pro forma net loss per share	$(0.03)	$—

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including those statements related to development plans, intentions to seek licensing partners and additional sources of capital, intended inventory levels, expectations concerning the adequacy of existing cash resources and anticipated sources of future revenues, and other financial, clinical, business environment and trend projections. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, potential changes in strategy and focus of potential collaborative partners, competitive conditions and demand for its products, the current stage of development of both us and our  products, the timing and uncertainty of results of both research and regulatory processes, the extensive government regulation applicable to our business, the unproven safety and efficacy of our device products, our significant additional financing requirements, the volatility of our stock price, the uncertainty of future capital funding, our potential exposure to product liability or recall, uncertainties relating to patents and other intellectual property, including whether we will obtain sufficient protection or competitive advantage therefrom, our dependence  upon a  limited number of key personnel and  consultants and our significant reliance upon our collaborative partners for achieving our goals, and other factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2003.

General

We are a San Diego-based biomedical company developing drug and gene delivery systems that use Electroporation Therapy (EPT) to deliver drugs and genes into cells.  We are developing and commercializing novel medical therapies based on EPT, addressing critical unmet treatment needs.

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

On October 20, 2003, we announced that we had entered into an agreement with Vical Incorporated (NASDAQ: VICL) wherein we granted Vical an option to a worldwide exclusive license for the use of Genetronics’ proprietary in vivo EPT delivery technology in combination with Vical’s vaccine and therapeutic DNA technology for undisclosed targets.  Upon completion of a collaborative research program, this agreement could lead to a definitive licensing agreement, encompassing multiple indications with the potential for commercialization.

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

Due to the amount of expenses incurred in the development of the drug and gene delivery systems, we have been unprofitable in the last nine years.  As of March 31, 2004, we have an accumulated deficit of $77,881,756. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of administrative activities.

Critical Accounting Policies

There have been no changes in our critical accounting policies as discussed in our annual report on Form 10-K for the year ended December 31, 2003.

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

Long-lived assets

We assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we reduce the carrying value of the asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2004.

Research and Development Expenses

Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our electroporation technologies. We expense all such expenditures in the period incurred.

Results of Operations

Revenues

We had total revenues of $69,385 for the three months ended March 31, 2004 compared to $11,137 for the three months ended March 31, 2003.  Total revenues increased $58,248, or 523% for the three months ended March 31, 2004, as compared to the same period last year.  Revenues consist of license fees, milestone payments and amounts received from collaborative research and development agreements.  Revenues under license fees and milestone payments were $1,471 for the three months ended March 31, 2004 and for the three months ended March 31, 2003. The license fees which were recorded for the three months ended March 31, 2004 and 2003, of $1,471 and $1,471, respectively, resulted from the amortization of a $100,000 license fee we received from a non-exclusive license and supply agreement we entered into with Valentis, Inc. We will receive further payments, in the form of cash and stock of Valentis, if certain milestones are achieved under the agreement.

During the three months ended March 31, 2004, we recorded revenues under collaborative research and development arrangements in the amounts of $67,914 compared to $9,666 for the three months ended March 31, 2003.  Research and development collaborative revenues increased $58,248, or 603%, for the three months ended March 31, 2004, as compared to the same period in the prior year.  The increase was primarily due to the extension of an existing research agreement with Chiron and the addition of several small collaborative research and option agreements entered into in late 2003.

Research and Development

Research and development expenses, which include clinical trial costs, for the three months ended March 31, 2004, were $588,860, compared to $475,734, for the three months ended March 31, 2003,  an increase of $113,126, or 24%, compared to the same period the prior year.  The increase in research and development expenses for the three months ended March 31, 2004, is primarily due to increased use of outside clinical/regulatory consultants associated with the initiation of our clinical trials, increased external research expenses, the absorption of certain BTX fixed costs and additional traveling expenses associated with potential European sites. We initiated two Phase III head and neck clinical trials during 2004 in the United States and Europe.  These trials compare EPT to surgery using a primary endpoint of function preservation and secondary endpoints of local tumor control, disease free survival and overall survival.  Shifting from a primary endpoint of survival to a quality of life outcome allows us to carry out clinical trials that will be faster, less costly and have a higher likelihood of success.  As a result, previously announced Phase III head and neck trials focusing on survival as a primary endpoint have been discontinued.  In addition, we initiated two European post-regulatory approval trials for skin and head and neck cancer to gather additional clinical and pharmacoeconomic data.  This trial is expected to allow adoption of the technology by European thought leaders and allow us to apply for reimbursement in Europe.  Due to the initiation of the clinical trials, clinical/regulatory expenses will increase substantially over the next year.

General and Administrative Expenses

General and administrative expenses, which include business development expenses, for the three months ended March 31, 2004, were $1,097,196 compared to $1,263,463 for the three months ended March 31, 2003.  General and administrative expenses decreased by $166,267, or 13%, from $1,263,463 to $1,097,196 for the three months ended March 31, 2004 as compared to the same period in the prior year.  The decrease in general and administrative expenses for the three months ended March 31, 2004, as compared to the same period in the prior year, mainly reflects decreased severance costs resulting from the sale of our BTX division in January 2003.  In addition, during the first quarter of 2003, we recorded a realized loss of $102,238, associated with a foreign currency translation adjustment.

Interest Income, Net

Interest income, net for the three months ended March 31, 2004, was $35,039 compared to a net interest expense of $17,230 for the three months ended March 31, 2003.  The increase in interest income for the three months ended March 31, 2004, was due to the receipt of investment funds during the middle of 2003, as well as proceeds from the exercise of warrants which increased our cash balance significantly.  In addition, we recorded a one-time interest expense amount of $19,800 related to a bridge loan in the first quarter of 2003.

Net Income (Loss)

We reported net loss attributable to common stockholders of $1,679,772 for the three months ended March 31, 2004, compared to net income attributable to common stockholders of $178,048 for the three months ended March 31, 2003.  The increased net loss for the three months ended March 31, 2004, as compared to the same period in the prior year, was the result of a one-time gain from the sale of our BTX division, recorded in January 2003 for $2,034,078 and our increased research and development expense of $113,126 in 2004.

Liquidity and Capital Resources

During the last six fiscal years, our primary uses of cash have been to finance research and development activities and clinical trial activities in the Drug and Gene Delivery Division. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

As of March 31, 2004, we had working capital of $12,393,122 as compared to $12,593,153 as of December 31, 2003.  The change in working capital was primarily a result of the exercise of warrants, the July 2003 sale of Preferred Stock and the sale of the BTX Division in January 2003.

On July 16, 2003 we closed a preferred share private placement and raised an aggregate of $15,670,000, through the sale of $8,170,000 of our Series A Cumulative Convertible Preferred

Stock and $7,500,000 of our Series B Cumulative Convertible Preferred Stock, to institutional and accredited investors. Each holder of Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Preferred Stock could be converted on the record date for the taking of a vote.   In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution of assets of the Company shall be made to or set apart for the holders of Common Stock, the holders of Preferred Stock shall be entitled to receive payment out of such assets of the Company in an amount equal to $10,000 per share of Preferred Stock plus any accumulated and unpaid dividends.  The Series A Preferred Stock is convertible into our common stock at a conversion price of $0.60 per share, and there is no escrow provision.  In connection with the sale of the Series A Preferred Stock, the Company recorded a one-time imputed dividend charge of $6,045,799 related to the beneficial conversion feature of the stock. The Series B Preferred Stock is convertible into our common stock at a conversion price of $0.70 per share, and the proceeds from the sale of the Series B Preferred Stock will remain in escrow to be released to us upon the achievement of specific milestones.  In October 2003, the Company achieved these milestones and the $7,500,000 was released from escrow.  In connection with the release of Series B Preferred Stock proceeds, the Company recorded a one-time imputed dividend charge of $11,807,144.  Upon conversion, Preferred Stock will convert into 24,330,953 shares of our common stock. As of March 31, 2004, 574 shares of Series A and Series B Preferred Stock remained outstanding. We will pay the holders of Series A and Series B Preferred Stock an annual dividend rate of 6%, in shares of common stock or cash payable quarterly, and each holder received 40% warrant coverage at an exercise price of $0.75 per share exercisable through July 13, 2008. Warrants granted to holders of our Preferred Stock entitle these investors the right to acquire 9,732,381 shares of our common stock.  On March 31, 2004, our Board of Directors declared dividends to the holders of our Preferred Stock which we paid through the issuance of our common stock.  A total of 59,320 common shares valued at $98,140 were issued on March 31, 2004.  The placement agents for the Series A and B Preferred Stock were also granted warrants entitling the agents to acquire 1,944,428 shares of our common stock.  Each placement agent’s warrant entitles the holder to acquire one share of common stock at a price between $0.60 and $0.75 per share, exercisable through July 13, 2008.  Through March 31, 2004, we have incurred a total of $1,058,864 in expenses related to this offering.  As of March 31, 2004, 2,056,874 warrants were exercised, resulting in $1,344,287 in gross proceeds.

On January 21, 2003, we entered into a $1,000,000 bridge loan with a major stockholder.  In February 2003, the bridge loan was paid in full with proceeds from the sale of the BTX Division. Warrants to purchase 60,000 shares of our common stock at $0.01 per share were granted in lieu of interest being charged on the loan.  The warrants were exercised in March 2004.

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

As of March 31, 2004, we had an accumulated deficit of $77,881,756.  We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment.  We are evaluating potential partnerships as additional ways to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond next year. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to further scale back our research and development programs, preclinical studies and clinical trials, general, and administrative activities and may not be able to continue in business.  Including the cash proceeds received from the July 2003 financing, the exercises of employee stock options and investor warrants, and the sale of the BTX Division, we believe we have sufficient funds to fund operations through April 2005.

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

Contractual Obligations

As of March 31, 2004, we did not have any long-term debt or other known contractual obligations.  Our operating leases consist of a facility lease, which expires on December 31, 2004 and operating leases for copiers, which expire in 2006.

RISK FACTORS

WE HAVE OPERATED AT A LOSS AND WE EXPECT TO CONTINUE TO ACCUMULATE A DEFICIT.

As of March 31, 2004, we had a deficit of $77,881,756.  We have operated at a loss since 1994, and we expect this to continue for some time. The amount of our accumulated deficit will continue to grow, as it will be expensive to continue our clinical, research, and development efforts as well as our product launch in Europe. If these activities are successful, and if we receive approval from the FDA to market human-use equipment, then even more funding will be required to market and sell the equipment in the U.S.

The cash we received during the last twelve months, came from the sale of our BTX Division, exercise of employee stock options and investor warrants, and the sale of preferred stock.  Other funds came from collaborative research arrangements and interest income on our investments.  On July 16, 2003, we announced that we had raised an aggregate of $15,670,000, through the sale of $8,170,000 of our Series A Cumulative Convertible Preferred Stock and $7,500,000 of our Series B Cumulative Convertible Preferred Stock, to institutional and accredited investors.  All proceeds from the sale of Series A Cumulative Convertible Preferred Stock were received on July 16, 2003.  The proceeds from the sale of the Series B Preferred Stock remained in escrow to be released to us upon the achievement of specific milestones. In October 2003, we achieved these milestones and the $7,500,000 was released to us.  Including the cash proceeds received from the July 2003 financing, the exercise of employee stock options and investor warrants, and the sale of the BTX Division, we believe we have sufficient funds to fund operations through April 2005.

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

We work and have worked with a number of hospitals to perform clinical trials, primarily in oncology. We depend on these hospitals to recruit patients for the trials, to perform the trials according to our protocols, and to report the results in a thorough, accurate and consistent fashion. Although we have agreements with these hospitals, which govern what each party is to do with respect to the protocol, patient safety, and avoidance of conflict of interest, there are risks that the terms of the contracts will not be followed, such as the following:

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

Risks Involving Patient Safety and Consent. Physicians and hospitals may fail to secure formal written consent as instructed or report adverse effects that arise during the trial in the proper manner, which could put patients at unnecessary risk. Physicians and hospital staff may fail to observe proper safety measures such as the mishandling of used medical needles, which may result in the transmission of infectious and deadly diseases, such as HIV and AIDS. This increases our liability, affects the data, and can damage our reputation.

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

OUR FACILITIES ARE LOCATED NEAR KNOWN EARTHQUAKE FAULT ZONES, AND THE OCCURRENCE OF AN EARTHQUAKE OR OTHER CATASTROPHIC DISASTER COULD CAUSE DAMAGE TO OUR FACILITIES AND EQUIPMENT.

Our facilities are located near known earthquake fault zones and are vulnerable to damage from earthquakes.  We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously impaired. In addition, the unique nature of our research activities could cause significant delays in our programs and make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.

OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN OUR FORWARD-LOOKING STATEMENTS.

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the key factors that have a direct impact on our results of operations are:

•        general economic and business conditions;

•        industry trends;

•        our assumptions about customer acceptance, overall market penetration and competition from providers of alternative products and services;

•        our actual funding requirements;

•        availability, terms and deployment of capital; and

•        the risks and other factors described under the caption “Risk Factors” in this report;

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

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income that we can earn on our cash equivalents.  We are subject to interest rate risk on our cash equivalents which at March 31, 2004 had an average interest rate of approximately 1.0%.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk.  We mitigate default risk by investing in investment grade securities.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments.  Declines in interest rates over time will, however, reduce the interest income.

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

(b) Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

Part II.   Other Information

Item 1.                    Legal Proceedings

There are no material pending legal proceedings to which the Company is a party, other than routine litigation incidental to the business of the Company.  Further, there is no material pending legal proceeding in which any director, executive officer, principal stockholder, or affiliate of the Company or any associate of any such director, executive officer, or principal stockholder is a party of has a material interest adverse to the Company.  None of the routine litigation in which the Company is involved is expected to have a material adverse impact upon the financial position or results of operations of the Company.

Item 2.                    Change in Securities and Use of Proceeds – Not applicable

Item 3.                    Default Upon Senior Securities – Not applicable

Item 4.                    Submission of Maters to a Vote of Security Holders – None

Item 5.                    Other Information – Not applicable

Item 6.                    Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

During the three-month period ending March 31, 2004, we did not file a report on Form 8-K.

GENETRONICS BIOMEDICAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genetronics Biomedical Corporation

Date:	May 12, 2004	By:	/s/ Peter Kies
Peter Kies, Chief Financial Officer