Form 10-Q
period 2004-06-30
GENETRONICS BIOMEDICAL CORP
filed 2004-08-13
CIK 1055726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

The number of shares outstanding of the registrant’s Common Stock, par value $ 0.001 per share, was 71,246,293 as of August 12, 2004.

GENETRONICS BIOMEDICAL CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2004

Part I. Financial Information

Item 1. Financial Statements

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$22,067,567	$13,460,446
Receivables, net	—	175,000
Prepaid expenses and other	171,065	116,526
Total current assets	22,238,632	13,751,972
Fixed assets, net	164,664	175,902
Patents and other assets, net	2,272,988	2,301,116
Total assets	$24,676,284	$16,228,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued expenses	$661,840	$827,655
Deferred revenue	1,169,160	331,164
Total current liabilities	1,831,000	1,158,819
Deferred rent	10,243	22,536
Total liabilities	1,841,243	1,181,355

Stockholders’ equity
Preferred stock, $0.001 par value	2	1
Common stock, $0.001 par value	70,455	63,682
Additional paid in capital	102,988,395	91,185,936
Accumulated deficit	(80,223,811)	(76,201,984)
Total stockholders’ equity	22,835,041	15,047,635
Total liabilities and stockholders’ equity	$24,676,284	$16,228,990

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF
OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUE
License fee and milestone payments	$39,105	$1,471	$40,576	$2,942
Revenues under collaborative research and development arrangement	60,714	7,533	128,628	17,199
Total revenue	99,819	9,004	169,204	20,141

EXPENSES
Research and development	986,443	429,235	1,575,303	904,969
General and administrative	1,578,565	979,560	2,675,759	2,243,023
Interest (income) expense, net	(43,194)	(2,553)	(78,233)	14,677

Total expenses	2,521,814	1,406,242	4,172,829	3,162,669

Loss from continuing operations	(2,421,995)	(1,397,238)	(4,003,625)	(3,142,528)

Discontinued operations:
Gain on disposal and other, net	256,862	—	256,862	2,034,078
Loss from operations	—	—	—	(110,740)
Net loss	(2,165,133)	(1,397,238)	(3,746,763)	(1,219,190)
Declared dividends on preferred stock	(176,924)	—	(275,064)	—
Net loss attributable to common stockholders	$(2,342,057)	$(1,397,238)	$(4,021,827)	$(1,219,190)

Amounts per common share – basic and diluted:
Loss from continuing operations	$(0.03)	$(0.03)	$(0.06)	$(0.06)
Income from discontinued operations	—	—	—	0.04
Net loss per common share	$(0.03)	$(0.03)	$(0.06)	$(0.02)

Weighted average number of common shares - basic	70,018,740	50,497,772	67,646,661	50,452,441
Weighted average number of common shares - diluted	70,018,740	50,497,772	67,646,661	50,452,441

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF
CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
OPERATING ACTIVITIES
Loss from continuing operations	$(4,003,625)	$(3,142,528)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Compensation for services paid in stock options	322,816	53,976
Valuation of warrants issued in connection with debt	—	19,800
Recovery of uncollectible accounts	—	(6,058)
Depreciation and amortization	273,584	285,186
Deferred rent	(12,293)	(6,146)
Realized loss on foreign currency translation adjustment	—	102,236
Deferred revenue	837,996	(6,942)
Changes in operating assets and liabilities:
Accounts receivable	175,000	37,814
Prepaid expenses and other	(54,539)	104,849
Accounts payable and accrued expense	(165,815)	(472,547)
Cash used in operating activities	(2,626,876)	(3,030,360)

INVESTING ACTIVITIES
Purchase of capital assets	(43,542)	—
Increase in other assets	(190,674)	(124,341)
Cash used in investing activities	(234,216)	(124,341)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock – net of offering costs	9,730,970	—
Exercise of warrants and options for cash	1,480,381	184,882
Proceeds from issuance of bridge loan	—	1,000,000
Repayment of bridge loan	—	(1,000,000)
Payments on obligations under capital leases	—	(20,491)
Cash provided by financing activities	11,211,351	164,391

Net cash provided by discontinued operations	256,862	3,039,065

Increase in cash and cash equivalents	8,607,121	48,755
Cash and cash equivalents, beginning of period	13,460,446	875,444
Cash and cash equivalents, end of period	$22,067,567	$924,199

See accompanying notes

GENETRONICS BIOMEDICAL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements of Genetronics Biomedical Corporation (“Company”, “we” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated condensed balance sheet as of June 30, 2004, consolidated condensed statements of operations for the three months and six months ended June 30, 2004 and 2003 and the consolidated condensed statements of cash flows for the six months ended June 30, 2004 and 2003 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which Genetronics Biomedical Corporation considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months and six months ended June 30, 2004 shown herein are not necessarily indicative of the results that may be expected for the year ended December 31, 2004 or for any other period. For more complete information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The Company incurred a net loss attributable to common stockholders of $2,342,057 and $4,021,827 for the three month and six month periods, respectively, ended June 30, 2004, has working capital of $20,407,632 and has an accumulated deficit of $80,223,811 at June 30, 2004. The ability of the Company to continue as a going concern is dependent upon its ability to obtain additional capital, secure collaborative research and licensing agreements and achieve profitable operations. On May 20, 2004, we closed a private preferred share placement and raised an aggregate of $10,901,333, through the sale of our Series C Cumulative Convertible Preferred Stock, to institutional and accredited investors.  On July 16, 2003, the Company announced it had raised an aggregate of $15,670,000 through the sale of $8,170,000 of its Series A Cumulative Convertible Preferred Stock and $7,500,000 of its Series B Cumulative Convertible Preferred Stock, to institutional and accredited investors.  Proceeds from the sale of Series A Cumulative Convertible Preferred Stock were received on July 16, 2003.  Proceeds of $7,500,000 from the sale of Series B Cumulative Convertible Preferred Stock were payable upon achievement of certain milestones, which the Company achieved in October 2003.  In January 2003, the Company completed the sale of substantially all of the properties and assets that are primarily used in its BTX Division to a third party for a purchase price of $3,700,000 in cash. Including the cash proceeds received from the May 2004 financing, the July 2003 financing, licensing payments, the exercise of employee stock options and investor warrants, and the sale of the BTX Division, we believe we have sufficient funds to fund operations through August 2006. The Company will continue to rely on outside sources of financing to meet its capital needs beyond next year. If the Company is not able to secure additional funding, it will be required to scale back its research and development programs, preclinical studies and clinical trials, and general, and administrative activities.

Certain reclassifications have been made to the financial statements for the three months and six months ended June 30, 2003 to conform to the three months and six months ended June 30, 2004 presentation.

2.             Principles of Consolidation

These consolidated financial statements include the accounts of Genetronics Biomedical Corporation and its wholly owned subsidiary, Genetronics, Inc.  All material intercompany accounts have been eliminated.

3.             Stockholders’ Equity

Authorized and Issued Stock as of June 30, 2004:

Authorized:           300,000,000 shares of common stock with a par value of  $ 0.001 per share and 10,000,000 shares of preferred stock with a par value of $ 0.001 per share

Issued:                   363 Shares of Series A Cumulative Convertible Preferred Stock with a par value of $0.001.

194 Shares of Series B Cumulative Convertible Preferred Stock with a par value of $0.001.

1090 Shares of Series C Cumulative Convertible Preferred Stock with a par value of $0.001.

70,455,349 shares of common stock with a par value of $0.001.

On May 20, 2004 we closed a private preferred share placement and raised an aggregate of $10,901,333, through the sale of our Series C Cumulative Convertible Preferred Stock, to institutional and accredited investors. Each holder of Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Preferred Stock could be converted on the record date for the taking of a vote.  In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution of assets of the Company shall be made to or set apart for the holders of Common Stock, the holders of Preferred Stock shall be entitled to receive payment in an amount equal to $10,000 per share of Preferred Stock plus any accumulated and unpaid dividends.  The Series C Preferred Stock is convertible into our common stock at a conversion price of $1.70 per share, and there is no escrow provision. Upon conversion, Preferred Stock will convert into 6,412,548 shares of our common stock. As of June 30, 2004, 1090 shares of Series C Preferred Stock were outstanding and no Series C Convertible Preferred Stock had been converted into common stock. The holders of Series C Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash payable quarterly, and each holder received 35% warrant coverage at an exercise price of $2.20 per share exercisable through May 10, 2009. Warrants granted to holders of our Preferred Stock entitle these investors the right to acquire 2,244,392 shares of our common stock.  On June 30, 2004, our Board of Directors declared dividends to the holders of our Preferred Stock, which were paid through the issuance of our common stock.  We issued a total of 68,510 common shares valued at $93,184 on June 30, 2004.  The placement agents for the Series C Preferred Stock were also granted warrants entitling the agents to acquire 610,778 shares of our common stock.  Each placement agent’s warrant entitles the holder to acquire one share of common stock at a price $1.70 per share, exercisable through May 10, 2009.  Through June 30, 2004, we have incurred a total of $1,170,363 in expenses related to this offering.  As of June 30, 2004, no warrants have been exercised.

On July 16, 2003 we closed a preferred share private placement and raised an aggregate of $15,670,000, through the sale of $8,170,000 of our Series A Cumulative Convertible Preferred Stock and $7,500,000 of our Series B Cumulative Convertible Preferred Stock, to institutional and accredited investors. Each holder of Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Preferred Stock could be converted on the record date for the taking of a vote.  In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution of assets of the Company shall be made to or set apart for the holders of Common Stock, the holders of Preferred Stock shall be entitled to receive payment out of such assets of the Company in an amount equal to $10,000 per share of Preferred Stock plus any accumulated and unpaid dividends.  The Series A Preferred Stock is convertible into our common stock at a conversion price of $0.60 per share, and there is no escrow provision.  In connection with the sale of the Series A Preferred Stock, the Company recorded a one-time imputed dividend charge of $6,045,799 related to the beneficial conversion feature of the stock. The Series B Preferred Stock is convertible into our common stock at a conversion price of $0.70 per share, and the proceeds from the sale of the Series B Preferred Stock will remain in escrow to be released to us upon the achievement of specific milestones.  In October 2003, the Company achieved these milestones and the $7,500,000 was released from escrow.  In connection with the release of Series B Preferred Stock proceeds, the Company recorded a one-time imputed dividend charge of $11,807,144.  Upon conversion, Preferred Stock will convert into 24,330,953 shares of our common stock. As of June 30, 2004, 557 shares of Series A and Series B Preferred Stock remained outstanding. The holders of Series A and Series B Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash payable quarterly, and each holder received 40% warrant coverage at an exercise price of $0.75 per share exercisable through July 13, 2008. Warrants granted to holders of our Preferred Stock entitle these investors the right to acquire 9,732,381 shares of our common stock.  On March 31, 2004 and June 30, 2004, our Board of Directors declared dividends to the holders of our Preferred Stock, which were paid through the issuance of our common stock.  We issued a total of 59,320 common shares valued at $98,140 on March 31, 2004 and we issued a total of 61,505 common shares valued at $83,740 on June 30, 2004.  The placement agents for the Series A and B Preferred Stock were also granted warrants entitling the agents to acquire 1,944,428 shares of our common stock.  Each placement agent’s warrant entitles the holder to acquire one share of common stock at a price between $0.60 and $0.75 per share, exercisable through July 13, 2008.  Through June 30, 2004, we have incurred a total of $1,058,864 in expenses related to this offering.  As of June 30, 2004, total warrants exercised were 2,102,271 resulting in $1,377,731 in gross proceeds.

Stock Options

The 2000 Stock Option Plan, effective July 31, 2000 (the “2000 Plan”), was approved by the shareholders on August 7, 2000, pursuant to which 10,000,000 shares of common stock are reserved for issuance. The 2000 Plan supercedes all previous stock option plans. As of June 30, 2004, 5,001,538 shares of common stock were available for grant under the 2000 Plan. At December 31, 2003, there were 1,098,413 stock options available for grant under the 2000 Plan.

During the six months ended June 30, 2004, the Company granted 1,540,000 stock options with a weighted average exercise price of $1.40.

At June 30, 2004, 7,857,963 stock options remain outstanding at exercise prices ranging from $0.18 to $5.50 with a weighted average remaining life of 8.06 years, of which 4,893,765 are vested as of June 30, 2004.

Warrants

In addition to warrants granted in connection with our Preferred Stock offerings, as discussed above, we have issued the following additional warrants.

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

4.             Net Loss Per Share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share”. Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period.  Diluted income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock by application of the treasury stock method.  Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive for the three month and six month periods ended June 30, 2004, the number of shares used in calculation of basic and diluted loss per share are the same.

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

Operating results of the Company’s discontinued operations are shown separately as a single line item in the accompanying consolidated statements of operations.  The BTX Division did not have any sales in 2004 due to the division being sold in January 2003. Before the division was sold in January 2003 it recorded $162,060 in sales. This amount is not included in sales in the accompanying unaudited consolidated statements of operations.

In April 2004, we received the final payment of $200,862 in connection with the sale of the BTX Division and recorded expenses related to this transaction of $5,000.  In addition, we received a one-time settlement payment of $61,000 associated with the termination of a purchase agreement to acquire the BTX Division by a potential buyer.

6.             Stock-based compensation

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB25) and related interpretations, in accounting for its employee stock options. Under APB25, because the exercise price of the Company’s options for common shares granted to employees is not less than the fair market value of the underlying stock on the date of grant, no compensation expense has been recognized. Options awarded to non-employees, including consultants, are recorded at their fair values using the Black Scholes option pricing model based on the vesting terms of the options.  The Company has also adopted the disclosure-only alternative of FASB Statement No.123, Accounting for Stock-Based Compensation (SFAS 123), as amended by FAS 148.

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

Supplemental disclosure of pro forma net loss and net loss per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2004	2003	2004	2003

Net (loss) income attributable to common stockholders as reported	$(2,342,057)	$(1,397,238)	$(4,021,827)	$(1,219,190)
Add: Stock-based employee compensation expense included in net loss	—	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(213,447)	(355,476)	(494,648)	(477,987)
Pro forma net loss attributable to common stockholders	$(2,555,504)	$(1,752,714)	$(4,516,475)	$(1,697,177)

Basic and diluted net loss per share as reported	$(0.03)	$(0.03)	$(0.06)	$(0.02)

Basic and diluted pro forma net loss per share	$(0.04)	$(0.03)	$(0.07)	$(0.03)

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

On May 24, 2004, we announced that we had signed a collaboration and licensing agreement with Merck & Co., Inc. (“Merck”) to develop and commercialize our MedPulser® DNA Delivery System, which will be developed for use with certain of Merck’s DNA vaccine programs.  This development and commercialization agreement is an extension of an initial evaluation agreement that was established in 2003.  Under the terms of the agreement, Merck receives the right to use our proprietary technology initially for two specific antigens with an option to extend the agreement to include a limited number of additional target antigens.  We will receive an upfront payment as well as milestone payments linked to the successful development of a product; royalties would be payable on sales of a product utilizing the device developed under the agreement.  An option fee would be payable if Merck includes additional target antigens in the agreement.  In addition, Merck obtains a non-exclusive license to our intellectual property.  The companies will co-develop certain components of the electroporation system designed for administering DNA vaccines.  Merck will be responsible for all development costs and clinical programs.

We will continue to seek new licensing partners for the use of electroporation for the delivery of drugs in the treatment of cancer and delivery of genes into cells. We will not receive any additional milestone or licensing payments for development or sale of our products until a new strategic alliance is in place or we achieve the milestones specified in our existing agreements, or product sales commence under our existing agreement. There can be no assurance that we will be able to contract with such a partner or that we can achieve the milestones set out in our agreements.

Until the commercialization of clinical products, we expect revenues to continue to be attributable to collaborative research arrangements, licensing fees, grants and interest income.

Due to the amount of expenses incurred in the development of the drug and gene delivery systems, we have been unprofitable in the last nine years.  As of June 30, 2004, we have an accumulated deficit of $80,223,811. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of administrative activities.

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

Long-lived assets

We assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we reduce the carrying value of the asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through June 30, 2004.

Research and Development Expenses

Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our electroporation technologies. We expense all such expenditures in the period incurred.

Results of Operations

Revenues

We had total revenues of $99,819 and $169,204, respectively, for the three months and six months ended June 30, 2004, compared to $9,004 and $20,141, for the three months and six months ended June 30, 2003, respectively.  Total revenues increased $90,815 and $149,063 for the three months and six months ended June 30, 2004, respectively, as compared to the same periods last year.  Revenues primarily consist of license fees, milestone payments and amounts received from collaborative research and development agreements.  Revenues under license fees and milestone payments were $39,105 and $40,576, respectively, for the three months and six months ended June 30, 2004 and $1,471 and $2,942, respectively, for the three months and six months ended June 30, 2003. The license fees which were recorded for the three months and six months ended June 30, 2004 and 2003, resulted from the amortization of license fees we received from a non-exclusive license and supply agreement we entered into with Valentis, Inc.  We will receive further payments, in the form of cash and stock of Valentis, if certain milestones are achieved under this agreement The increase in licensing fees for the three months and six months ended June 30, 2004, resulted from a new collaboration and licensing agreement with Merck to develop and commercialize  Genetronics’ MedPulser® DNA Delivery System, which will be developed for use with certain of Merck’s DNA vaccine programs.  Under the Merck agreement, we will receive milestone payments linked to the successful development of a product if achieved; royalties would be payable on sales of a product utilizing the device developed under the agreement

During the three months and six months ended June 30, 2004, we recorded revenues under collaborative research and development arrangements in the amounts of $60,714 and $128,628, respectively, compared to $7,533 and $17,199 for the three months and six months ended June 30, 2003, respectively.  Research and development collaborative revenues increased $53,181 and $111,429, respectively, for the three months and six months ended June 30, 2004, as compared to the same period in the prior year.  The increase was primarily due to the extension of an existing research agreement with Chiron and the addition of several collaborative research and option agreements entered into in late 2003.

Research and Development

Research and development expenses, which include clinical trial costs, for the three months and six months ended June 30, 2004, were $986,443 and $1,575,303, respectively, compared to $429,235 and $904,969, for the three months and six months ended June 30, 2003, respectively.

Research and development expenses increased $557,208, for the three months ended June 30, 2004 and $670,334, for the six months ended June 30, 2004, compared to the same periods in the prior year.  The increase in research and development expenses for the three months and six months ended June 30, 2004, is primarily due to the use of a Clinical Research Organization (CRO) hired in associated with our clinical trials,  costs associated with the use of outside clinical/regulatory consultants associated with our clinical trials, increased personnel expenses to support internal efforts related to product development and clinical trials, increased external research expenses and additional traveling and consulting expenses associated with our European trials. We initiated two Phase III head and neck clinical trials during 2004 in the United States and Europe.  These trials compare Electroporation Therapy (EPT) to surgery using a primary endpoint of function preservation and secondary endpoints of local tumor control, disease free survival and overall survival.  Shifting from a primary endpoint of survival to a quality of life outcome allows us to carry out clinical trials that will be faster, less costly and have a higher likelihood of success.  As a result, previously announced Phase III head and neck trials focusing on survival as a primary endpoint have been discontinued.  In addition, we initiated two European post-regulatory approval trials for skin and head and neck cancer to gather additional clinical and pharmacoeconomic data.  This trial is expected to allow adoption of the technology by European thought leaders and allow us to apply for reimbursement in Europe.  Due to the initiation of the clinical trials, clinical/regulatory expenses will increase substantially over the next year.

General and Administrative Expenses

General and administrative expenses, which include business development expenses, for the three months and six months ended June 30, 2004, were $1,578,565 and $2,675,759, respectively, compared to $979,560 and $2,243,023 for the three months and six months ended June 30, 2003, respectively.  General and administrative expenses increased by $599,005 from $979,560 to $1,578,565 for the three months ended June 30, 2004, as compared to the same period in the prior year.  For the six months ended June 30, 2004, general and administrative expense increased by $432,736, from $2,243,023 to $2,675,759 as compared to the same period in the prior year.  The increase in general and administrative expenses for the three months and six months ended June 30, 2004, as compared to the same period in the prior year, mainly reflects increased consulting expenses related to investor relations activity, increase stock option expenses recorded pursuant the issuance of stock options for non-employee consultants and increased personnel and legal costs.

Interest Income, Net

Interest income, net for the three months and six months ended June 30, 2004, was $43,194 and $78,233, respectively, compared to a net interest income of $2,553 for the three months ended June 30, 2003, and a net interest expense of $14,677 for the six months ended June 30, 2004.  The increase in interest income, net, for the three months and six months ended June 30, 2004, was due to the receipt of proceeds from financing activities received in May 2004 and third and fourth quarter of 2003, as well as proceeds from the exercise of warrants and stock options. This activity increased our cash balance significantly, which in turn generated more interest income.  In addition, we recorded a one-time interest expense amount of $19,800 related to a bridge loan in the first quarter of 2003, which decreased interest income for the six months ended June 30, 2004.

Discontinued Operations

In April 2004, we received the final payment of $200,862 in connection with the sale of the BTX Division and recorded expenses related to this transaction of $5,000.  In addition, we received a one-time settlement payment of $61,000 associated with the termination of a purchase agreement to acquire the BTX Division by a potential buyer.

Net Income (Loss)

We reported net loss attributable to common stockholders of $2,342,057 and $4,021,827, respectively, for the three months and six months ended June 30, 2004, compared to net income attributable to common stockholders of $1,397,238 and $1,219,190 for the three months and six months ended June 30, 2003, respectively. The increased net loss for the three months ended June 30, 2004, as compared to the same period in the prior year, was the result of increased research and development and general and administrative expenses in 2004 and a dividend paid to our Preferred Stockholders in 2004 of $275,064.

The increased net loss for the six months ended June 30, 2004, as compared to the same period in the prior year, was the result of a gain from the sale of our BTX division, recorded in January 2003 for $2,034,078, increased research and development and general and administrative expenses in 2004 and dividend paid to our Preferred Stockholders in 2004.

Liquidity and Capital Resources

During the last six fiscal years, our primary uses of cash have been to finance research and development activities and clinical trial activities in the Drug and Gene Delivery Division. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

As of June 30, 2004, we had working capital of $20,407,632 as compared to $12,593,153 as of December 31, 2003.  The change in working capital was primarily a result of the a preferred share private placement that raised an aggregate of $10,901,333, through the sale of our Series C Cumulative Convertible Preferred Stock, to institutional and accredited investors, receipt of licensing payments and the exercise of warrants and stock options.

On May 20, 2004 we closed a preferred share private placement and raised an aggregate of $10,901,333, through the sale of our Series C Cumulative Convertible Preferred Stock, to institutional and accredited investors. Each holder of Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Preferred Stock could be converted on the record date for the taking of a vote.  In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution of assets of the Company shall be made to or set apart for the holders of Common Stock, the holders of Preferred Stock shall be entitled to receive payment out of such assets of the Company in an amount equal to $10,000 per share of Preferred Stock plus any accumulated and unpaid dividends.  The Series C Preferred Stock is convertible into our common stock at a conversion price of $1.70 per share, and there is no escrow provision. Upon conversion, Preferred Stock will convert into 6,412,548 shares of our common stock. As of June 30, 2004, 1090 shares of Series C Preferred

Stock were outstanding and no Series C Convertible Preferred Stock had been converted into common stock. The holders of Series C Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash payable quarterly, and each holder received 35% warrant coverage at an exercise price of $2.20 per share exercisable through May 10, 2009. Warrants granted to holders of our Preferred Stock entitle these investors the right to acquire 2,244,392 shares of our common stock.  On June 30, 2004, our Board of Directors declared dividends to the holders of our Preferred Stock, which were paid through the issuance of our common stock.  We issued a total of 68,510 common shares valued at $93,184 on June 30, 2004.  The placement agents for the Series C Preferred Stock were also granted warrants entitling the agents to acquire 610,778 shares of our common stock.  Each placement agent’s warrant entitles the holder to acquire one share of common stock at a price $1.70 per share, exercisable through May 10, 2009.  Through June 30, 2004, we have incurred a total of $1,170,364 in expenses related to this offering.  As of June 30, 2004, no warrants have been exercised.

On July 16, 2003 we closed a preferred share private placement and raised an aggregate of $15,670,000, through the sale of $8,170,000 of our Series A Cumulative Convertible Preferred Stock and $7,500,000 of our Series B Cumulative Convertible Preferred Stock, to institutional and accredited investors. Each holder of Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Preferred Stock could be converted on the record date for the taking of a vote.  In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution of assets of the Company shall be made to or set apart for the holders of Common Stock, the holders of Preferred Stock shall be entitled to receive payment out of such assets of the Company in an amount equal to $10,000 per share of Preferred Stock plus any accumulated and unpaid dividends.  The Series A Preferred Stock is convertible into our common stock at a conversion price of $0.60 per share, and there is no escrow provision.  In connection with the sale of the Series A Preferred Stock, the Company recorded a one-time imputed dividend charge of $6,045,799 related to the beneficial conversion feature of the stock. The Series B Preferred Stock is convertible into our common stock at a conversion price of $0.70 per share, and the proceeds from the sale of the Series B Preferred Stock will remain in escrow to be released to us upon the achievement of specific milestones.  In October 2003, the Company achieved these milestones and the $7,500,000 was released from escrow.  In connection with the release of Series B Preferred Stock proceeds, the Company recorded a one-time imputed dividend charge of $11,807,144.  Upon conversion, Preferred Stock will convert into 24,330,953 shares of our common stock. As of June 30, 2004, 557 shares of Series A and Series B Preferred Stock remained outstanding. The holders of Series A and Series B Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash payable quarterly, and each holder received 40% warrant coverage at an exercise price of $0.75 per share exercisable through July 13, 2008. Warrants granted to holders of our Preferred Stock entitle these investors the right to acquire 9,732,381 shares of our common stock.  On March 31, 2004 and June 30, 2004, our Board of Directors declared dividends to the holders of our Preferred Stock, which were paid through the issuance of our common stock.  We issued a total of 59,320 common shares valued at $98,140 on March 31, 2004 and we issued a total of 61,505 common shares valued at $83,740 on June 30, 2004.  The placement agents for the Series A and B Preferred Stock were also granted warrants entitling the agents to acquire 1,944,428 shares of our common stock.  Each placement agent’s warrant entitles the holder to acquire one share of common stock at a price between $0.60 and $0.75 per share, exercisable through July 13, 2008.  Through June 30, 2004, we have incurred a total of $1,058,864 in expenses related to this offering.  As of June 30, 2004, total warrants exercised were 2,102,271 resulting in $1,377,731 in gross proceeds.

As of June 30, 2004, we had an accumulated deficit of $80,223,811.  We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment.  We are evaluating potential partnerships as additional ways to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond next year. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to further scale back our research and development programs, preclinical studies and clinical trials, general, and administrative activities and may not be able to continue in business.  Including the cash proceeds received from the May 2004 financing, the July 2003 financing, the exercises of employee stock options and investor warrants, and the sale of the BTX Division, we believe we have sufficient funds to fund operations through August 2006.

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

Contractual Obligations

As of June 30, 2004, we did not have any long-term debt or other known contractual obligations, except for our operating leases that consist of a facility lease, which expires on December 31, 2004, and operating leases for copiers, which expire in 2006.  We expect to enter into a new facility lease by the end of 2004.

RISK FACTORS

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

Our partners and collaborators fund a portion of our research and development expenses and assist us in the research and development of our human-use equipment. These collaborations and partnerships can help pay the salaries and other overhead expenses related to research. In the past, we encountered operational difficulties after the termination of a agreement by a former partner.  Because this partnership was terminated, we did not receive significant milestone payments which we had expected and were forced to delay some clinical trials as well as some product development.

Our clinical trials to date have used our equipment with the anti-cancer drug bleomycin. We do not currently intend to package bleomycin together with the equipment for sale, but if it should be necessary or desirable to do this, we would need a reliable source of the drug. At this time we do not have a fixed source of bleomycin for inclusion with equipment or alone.  If it becomes necessary or desirable to include bleomycin in our package we would have to form a relationship with another provider of this generic drug before any product could be launched.

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

Additionally, our clinical trials are open ended and therefore there is a risk information regarding the success of our clinical trials maybe be obtained by the public prior to a formal announcement by the Company.

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

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income that we can earn on our cash equivalents.  We are subject to interest rate risk on our cash equivalents which at June 30, 2004 had an average interest rate of approximately 1.0%.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk.  We mitigate default risk by investing in investment grade securities.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments.  Declines in interest rates over time will, however, reduce the interest income.

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

Part II.  Other Information

Item 1.                    Legal Proceedings

There are no material pending legal proceedings to which the Registrant is a party, other than routine litigation incidental to the business of the Registrant.  Further, there is no material pending legal proceeding in which any director, executive officer, principal stockholder, or affiliate of the Registrant or any associate of any such director, executive officer, or principal stockholder is a party of has a material interest adverse to the Registrant.  None of the routine litigation in which the Registrant is involved is expected to have a material adverse impact upon the financial position or results of operations of the Registrant.

Item 2.                    Change in Securities and Use of Proceeds – Not applicable

Item 3.                    Default Upon Senior Securities – Not applicable

Item 4.                    Submission of Matters to a Vote of Security Holders

On June 17, 2004, the Registrant held its annual meeting of stockholders.  At the stockholders’ meeting, the following matters were submitted to stockholders for vote: Proposal No. 1 – Election of directors, Proposal No. 2 – To amend the 2000 Stock Option Plan (the “Plan”) to increase the maximum number of common shares of the Registrant reserved for issuance under the Plan including options currently outstanding, from 10,000,000 shares to 15,000,000 shares and Proposal No. 3 – Ratification of appointment of independent accountants.  The results of the voting on these proposals are as follows:

1.     Proposal No. 1 - Each of the below individuals were elected to serve until the next annual meeting of the stockholders or until his or her successor is duly elected or appointed, subject to earlier resignation or removal.

Name	Votes For	Votes Against/Withhold	Votes Abstained
Avtar Dhillon	47,207,785	72,547	1,000
James L. Heppell	47,074,710	205,622	1,000
Simon X. Benito	47,196,185	66,147	19,000
Tazdin Esmail	47,188,285	74,047	19,000
Gene Larson	47,195,257	67,075	19,000
Felix Theeuwes	47,212,657	67,675	1,000

2.     Proposal No. 2 - To amend the 2000 Stock Option Plan (the “Plan”) to increase the maximum number of common shares of the Registrant reserved for issuance under the Plan including options currently outstanding, from 10,000,000 shares to 15,000,000 shares This proposal was approved by the majority vote of the stockholders. The total number of votes cast for, against, and abstained was 22,761,205, 1,209,577, and 44,027 respectively. The number of broker non-votes was 23,266,523.  Broker non-votes count in determining if a quorum present but do not count towards the for, against or abstained vote tabulation.

2.     Proposal No. 3 - The stockholders approved the appointment of Ernst & Young LLP as the registrant’s independent auditors for the fiscal year ending December 31, 2004. This proposal was approved by the majority vote of the stockholders. The total number of votes cast for, against, and abstained was 47,122,029, 140,784, and 18,519 respectively.

Item 5.                    Other Information – Not applicable

Item 6.                    Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit Number	Description of Document
10.1*	Non-Exclusive License and Research Collaboration Agreement dated May 21, 2004 by and among Merck & Co., Inc., the Registrant and Genetronics, Inc., a subsidiary of the Registrant.
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a- 14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              The Registrant has applied with the Secretary of the Securities and Exchange Commission for confidential treatment of certain information pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.  The Registrant has filed separately with its application a copy of the exhibit including all confidential portions, which may be made available for public inspection pending the Commission’s review of the application in accordance with Rule 24b-2.

(b)           Reports on Form 8-K

During the three-month period ending June 30, 2004, the Registrant filed one current report on Form 8-K on May 27, 2004.

Under Item 5 – Other Events

On May 18, 2004, the Registrant issued a press release announcing that it had entered into an agreement with certain institutional and accredited investors to sell an aggregate of $10.9 million of its Series C Cumulative Convertible Preferred Stock.  The closing of the sale was subject to the approval of the American Stock Exchange and certain other conditions.  A copy of the press release was filed as Exhibit 99.1 with the current report.

On May 21, 2004, the Registrant issued a press release announcing that it had raised an aggregate of $10.9 million after completing the sale of its Series C Cumulative Convertible Preferred Stock to certain institutional and accredited investors.  The Series C Preferred Stock is convertible into the Registrant’s common stock at $1.70 per share.  Each investor received warrants to purchase shares of the Registrant’s common stock in an amount equal to 35% of the number of shares of common stock underlying the Series C Preferred Stock at a per share exercise price of $2.20.  A copy of the press release was filed as Exhibit 99.2 with the current report.

On May 24, 2004, the Registrant issued a press release announcing that it had entered into a collaboration and licensing agreement with Merck & Co., Inc. to develop and commercialize the Registrant’s MedPulser® DNA Delivery System., which will be used with Merck’s DNA vaccine programs.  Under the terms of the Agreement, Merck receives the right to use the Registrant’s proprietary technology initially for two specific antigens with an option to extend the agreement to additional antigens.  The Registrant will receive an upfront payment as well as milestone payments linked to the successful development of a product.  A copy of the press release was filed as Exhibit 99.3 with the current report.

GENETRONICS BIOMEDICAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genetronics Biomedical Corporation

Date:	August 13, 2004	By:	/s/ Peter Kies
Peter Kies, Chief Financial Officer