Form 10-Q
period 2004-09-30
GENETRONICS BIOMEDICAL CORP
filed 2004-11-15
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

The number of shares outstanding of the registrant’s Common Stock, par value $ 0.001 per share, was 18,335,658 as of November 1, 2004.

GENETRONICS BIOMEDICAL CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2004

INDEX

Part I. Financial Information

Item 1. Financial Statements

a)	Condensed Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003

b)	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

c)	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003

d)	Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

Item 1. Financial Statements

GENETRONICS BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$19,740,332	$13,460,446
Receivables, net	351,210	175,000
Prepaid expenses and other	111,942	116,526
Total current assets	20,203,484	13,751,972
Fixed assets, net	169,826	175,902
Patents and other assets, net	2,253,477	2,301,116
Total assets	$22,626,787	$16,228,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$377,525	$293,630
Accrued expenses	1,824,354	534,025
Deferred revenue	1,071,697	331,164
Total current liabilities	3,273,576	1,158,819
Deferred rent	4,097	22,536
Total liabilities	3,277,673	1,181,355

Stockholders’ equity
Preferred stock	2	1
Common stock	17,974	63,682
Additional paid in capital	103,225,610	91,185,936
Accumulated deficit	(83,894,472)	(76,201,984)
Total stockholders’ equity	19,349,114	15,047,635
Total liabilities and stockholders’ equity	$22,626,787	$16,228,990

See accompanying notes to unaudited condensed consolidated financial statements

GENETRONICS BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUE
License fee and milestone payments	$84,804	$1,471	$125,380	$4,412
Revenue under collaborative research and development arrangements	370,353	20,840	498,981	38,040
Total revenue	455,157	22,311	624,361	42,452

EXPENSES
Research and development	2,387,291	643,433	3,962,593	1,548,401
General and administrative	1,609,828	1,076,320	4,285,587	3,319,345
Interest income, net	(76,865)	(17,129)	(155,097)	(2,452)

Total expenses	3,920,254	1,702,624	8,093,083	4,865,294

Loss from continuing operations	(3,465,097)	(1,680,313)	(7,468,722)	(4,822,842)

Discontinued operations:
Gain on disposal and other, net	33,347	—	290,209	2,034,078
Loss from operations	—	—	—	(110,740)

Net loss	(3,431,750)	(1,680,313)	(7,178,513)	(2,899,504)

Imputed and declared dividends on preferred stock	(238,911)	(6,248,261)	(513,975)	(6,248,261)

Net loss attributable to common stockholders	$(3,670,661)	$(7,928,574)	$(7,692,488)	$(9,147,765)

Amounts per common share – basic and diluted:
Loss from continuing operations	$(0.20)	$(0.13)	$(0.43)	$(0.38)
Income from discontinued operations	—	—	0.02	0.15
Imputed and declared dividends on preferred stock	(0.01)	(0.48)	(0.03)	(0.49)
Net loss per common share	$(0.21)	$(0.61)	$(0.44)	$(0.72)

Weighted average number of common shares - basic and diluted	17,813,659	12,895,325	17,382,656	12,708,215

See accompanying notes to unaudited condensed consolidated financial statements

GENETRONICS BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
OPERATING ACTIVITIES
Loss from continuing operations	$(7,468,722)	$(4,822,842)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Compensation for services paid in stock options	367,354	35,486
Valuation of warrants issued in connection with debt	—	19,800
Recovery of uncollectible accounts	—	(6,058)
Depreciation and amortization	419,853	430,399
Deferred rent	(18,439)	(9,219)
Realized loss on foreign currency translation adjustment	—	102,236
Deferred revenue	740,533	(8,412)
Changes in operating assets and liabilities:
Accounts receivable	(176,210)	81,646
Prepaid expenses and other	4,584	149,964
Accounts payable and accrued expense	1,407,571	(218,322)
Cash used in operating activities	(4,723,476)	(4,245,322)

INVESTING ACTIVITIES
Purchase of capital assets	(80,746)	(33,583)
Patent expenditures	(285,392)	(190,265)
Cash used in investing activities	(366,138)	(223,848)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock – net of offering costs	9,730,970	7,177,559
Exercise of warrants and options for cash	1,539,112	756,530
Payment of preferred stock dividend	(157,444)	—
Proceeds from issuance of bridge loan	—	1,000,000
Repayment of bridge loan	—	(1,000,000)
Payments on obligations under capital leases	—	(20,642)
Cash provided by financing activities	11,112,638	7,913,447

Net cash provided by discontinued operations	256,862	3,039,065

Increase in cash and cash equivalents	6,279,886	6,483,342
Cash and cash equivalents, beginning of period	13,460,446	875,444
Cash and cash equivalents, end of period	$19,740,332	$7,358,786

See accompanying notes to unaudited condensed consolidated financial statements

GENETRONICS BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Genetronics Biomedical Corporation (“Company”, “we” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of September 30, 2004, condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which Genetronics Biomedical Corporation considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2004 shown herein are not necessarily indicative of the results that may be expected for the year ended December 31, 2004 or for any other period. For more complete information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

The Company incurred a net loss attributable to common stockholders of $3,670,661 and $7,692,488 for the three and nine month periods ended September 30, 2004, respectively, and had working capital of $16,929,908 and an accumulated deficit of $83,894,472 at September 30, 2004.  On May 20, 2004, we closed a private preferred share placement and raised an aggregate of $10,901,333, through the sale of our Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”), to institutional and accredited investors.  On July 16, 2003, the Company announced it had raised an aggregate of $15,670,000 through the sale of $8,170,000 of its Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) and $7,500,000 of its Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), to institutional and accredited investors.  Proceeds from the sale of the Series A Preferred Stock were received on July 16, 2003.  Proceeds of $7,500,000 from the sale of the Series B Preferred Stock were payable upon achievement of certain milestones, which the Company achieved in October 2003.  In January 2003, the Company completed the sale of substantially all of the properties and assets that are primarily used in its BTX Division to a third party for a purchase price of $3,700,000 in cash. Including the cash proceeds received from the May 2004 and July 2003 financing, licensing payments, the exercise of employee stock options and investor warrants, and the sale of the BTX Division, we believe we have sufficient funds to fund operations until the second half of 2006.

2.                                      Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of Genetronics Biomedical Corporation and its wholly owned subsidiary, Genetronics, Inc.  All material intercompany accounts have been eliminated.

3.                                      Stockholders’ Equity

The following is a summary of the Company’s authorized and issued common and preferred stock as of September 30, 2004:

Authorized:	300,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share

Issued and Outstanding:	321 and 417 shares of Series A Preferred Stock with a par value of $0.001 per share as of September 30, 2004 and December 31, 2003, respectively

176 and 430 shares of Series B Preferred Stock with a par value of $0.001 per share as of September 30, 2004 and December 31, 2003, respectively

1,040 and 0 shares of Series C Preferred Stock with a par value of $0.001 per share as of September 30, 2004 and December 31, 2003, respectively

17,974,159 and 15,920,432 shares of common stock with a par value of $0.001 per share as of September 30, 2004 and December 31, 2003, respectively

Reverse Stock Split

Effective September 13, 2004, we implemented a one-for-four reverse split of our common stock. At the time of the reverse stock split, each four shares of our issued and outstanding common stock were combined into one share of our common stock.  The reverse stock split did not change the number of authorized shares of our common stock.  The one-for-four reverse stock split was approved by the registrant’s stockholders at a special meeting on September 10, 2004, and subsequently approved by our Board of Directors.  All common stock share amounts throughout this filing have been adjusted to give effect to this reverse stock split.

Preferred Stock

On May 20, 2004, we closed a private preferred share placement and raised an aggregate of $10,901,333 through the sale of our Series C Preferred Stock to institutional and accredited investors. Each holder of Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Preferred Stock could be converted on the record date for the taking of a vote.  In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution of assets of the Company shall be made to or set apart for the holders of Common Stock, the holders of Series C Preferred Stock shall be entitled to receive payment in an amount equal to $10,000 per share of Series C Preferred Stock plus any accumulated and unpaid dividends.  The Series C Preferred Stock is convertible into our common stock at a conversion price of $6.80 per share, and there is no escrow provision. As of September 30, 2004, 1,040 shares of Series C Preferred Stock were outstanding. Upon conversion, the Series C Preferred Stock outstanding as of September 30, 2004 will convert into 1,529,412 shares of our common stock.  Through September 30, 2004, we have incurred a total of $1,170,363 in costs related to this offering.

The holders of Series C Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash payable quarterly. Holders of Series C Preferred Stock are entitled to receive this quarterly dividend through June 30, 2007.  On June 30, 2004 and September 30, 2004, our Board of Directors declared dividends to the holders of our Series C Preferred Stock, which were paid through the issuance of our common stock, as well as cash.  As part of this dividend, we issued a total of 17,127 common shares valued at $93,184 on June 30, 2004, to holders of our Series C Preferred Stock.  On September 30, 2004, as part of this dividend, we issued a total of 1,932 common shares valued at $6,352, and paid cash of $153,170, to the holders of Series C Preferred Stock.

Each holder received 35% warrant coverage at an exercise price of $8.80 per share exercisable through May 10, 2009. Warrants granted to holders of our Series C Preferred Stock entitle these investors the right to acquire 561,084 shares of our common stock.  The placement agents for the Series C Preferred Stock were also granted warrants entitling the agents to acquire 152,519 shares of our common stock.  Each placement agent’s warrant entitles the holder to acquire one share of common stock at a price of $6.80 per share, exercisable through May 10, 2009.  As of September 30, 2004, no warrants issued as part of this Series C Preferred Stock offering had been exercised.

On July 16, 2003 we closed a preferred share private placement and raised an aggregate of $15,670,000, through the sale of $8,170,000 of our Series A Preferred Stock and $7,500,000 of our Series B Preferred Stock, to institutional and accredited investors. Each holder of Series A and B Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Series A and B Preferred Stock could be converted on the record date for the taking of a vote.  In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution of assets of the Company shall be made to or set apart for the holders of Common Stock, the holders of Series A and B Preferred Stock shall be entitled to receive payment out of such assets of the Company in an amount equal to $10,000 per share of Series A and B Preferred Stock plus any accumulated and unpaid dividends.  The Series A Preferred Stock is convertible into our common stock at a conversion price of $2.40 per share, and there is no escrow provision.  In connection with the sale of the Series A Preferred Stock, the Company recorded an imputed dividend charge of $6,045,799 related to the beneficial conversion feature of the stock. The Series B Preferred Stock is convertible into our common stock at a conversion price of $2.80 per share, and the proceeds from the sale of the Series B Preferred Stock were to remain in escrow until the achievement of specific milestones by the Company.  In October 2003, the Company achieved these milestones and the $7,500,000 was released from escrow.  In connection with the release of Series B Preferred Stock proceeds, the Company recorded a one-time imputed dividend charge of $11,807,144 during the three months ended December 31, 2003.  Upon conversion, the Series A and B Preferred Stock will convert into a total of 1,966,095 shares of our common stock. As of September 30, 2004, 321 shares of Series A Preferred Stock and 176 shares of Series B Preferred Stock remained outstanding.  Through September 30, 2004, we have incurred a total of $1,058,864 in costs related to this offering.

The holders of Series A and B Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash payable quarterly.  Holders of Series A and B Preferred Stock are entitled to receive this quarterly dividend through September 30, 2006.  On March 31, 2004, June 30, 2004, and September 30, 2004, our Board of Directors declared dividends to the holders of our Series A and B Preferred Stock, which were paid through the issuance of our common stock.  As part of this dividend to holders of Series A and B Preferred Stock, we issued a total of 14,830 common shares valued at $98,140 on March 31, 2004, 15,376 common shares valued at $83,740 on June 30, 2004, and 24,002 common shares valued at $79,389 on September 30, 2004.

Each holder received 40% warrant coverage at an exercise price of $3.00 per share exercisable through July 13, 2008. Warrants granted to holders of our Series A and B Preferred Stock entitle these investors the right to acquire 2,433,073 shares of our common stock.  The placement agents for the Series A and B Preferred Stock were also granted warrants entitling the agents to acquire 447,060 shares of our common stock.  Each placement agent’s warrant entitles the holder to acquire one share of common stock at a price between $2.40 and $2.80 per share, exercisable through July 13, 2008.  As of September 30, 2004, warrants to purchase 547,920 shares issued as part of this offering had been exercised, resulting in $1,436,460 of gross proceeds. In addition, the Company issued 39,041 shares of our common stock valued at $116,500 as a placement agent fee in conjunction with the Series A and B Preferred Stock offering.

Stock Options

The 2000 Stock Option Plan, effective July 31, 2000 (the “2000 Plan”), was approved by the shareholders on August 7, 2000, pursuant to which 3,750,000 shares of common stock are reserved for issuance. The 2000 Plan supercedes all previous stock option plans. As of September 30, 2004, 1,168,428 shares of common stock were available for grant under the 2000 Plan. At December 31, 2003, there were 274,603 stock options available for grant under the 2000 Plan.

During the nine months ended September 30, 2004, the Company granted 484,375 stock options with a weighted average exercise price of $5.08.

At September 30, 2004, 2,046,471 stock options remained outstanding at exercise prices ranging from $0.72 to $22.00 with a weighted average remaining life of 7.84 years, of which 1,364,879 were vested as of September 30, 2004.

Warrants

In addition to warrants granted in connection with our Preferred Stock offerings, as discussed above, we have issued the following additional warrants.

On January 21, 2003, the Company entered into a $1,000,000 bridge loan with a major shareholder.  Warrants to purchase 15,000 shares of the Company’s common stock at $0.04 per share were granted in lieu of interest being charged to the loan.  The warrants were valued at $19,800 using a fair value model and were charged to interest expense.  In

February 2003, the bridge loan was paid in full with proceeds from the sale of the BTX Division. During March 2004, all of such warrants were exercised.

In connection with the issuance of the special warrants on June 6, 2002, the Company granted Series A special warrants to the placement agent to acquire 166,250 shares of common stock for $1.88 per share.  In September 2003, 30,000 of these warrants were exercised totaling $56,400 in gross proceeds.  All remaining warrants expire on June 6, 2005.

4.                                      Net Loss Per Share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128). Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.  Diluted income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock by application of the treasury stock method.  Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive for the three and nine month periods ended September 30, 2004, the number of shares used in calculation of basic and diluted loss per share is the same.

5.                                      Discontinued Operations

The Company’s Board of Directors decided to focus the attention and resources of the Company on its Oncology and Gene Delivery Division.  In connection with this decision, the Company decided to sell the assets of the BTX Division.  On January 31, 2003, we completed the sale of substantially all of the properties and assets that are primarily used in our BTX Division.  Accordingly, the BTX Division, which was previously classified as a separate segment, has been classified as discontinued operations for financial reporting purposes in the accompanying unaudited condensed consolidated statements of operations.

In April 2004, we received the final payment of $200,862 in connection with the sale of the BTX Division and recorded expenses related to this transaction of $5,000.  In addition, we received a one-time settlement payment of $61,000 associated with the termination of a purchase agreement to acquire the BTX Division by a potential buyer.  During the three month period ended September 30, 2004, we realized a gain of $33,347 from the write-off of an accrued warranty liability related to the sale of the BTX division.

6.                                      Stock-based compensation

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company’s options for common shares granted to employees is not less than the fair market value of the underlying stock on the date of grant, no compensation expense has been recognized. Options awarded to non-employees, including consultants, are recorded at their fair values using the Black-Scholes option pricing model based on the vesting terms of the options.

The Company has also adopted the disclosure-only alternative of SFAS No.123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

Pro-forma information regarding net loss and loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that Statement. The fair value for these options was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.75%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 1.102; and a weighted-average expected life of the options of nine years.

The Black-Scholes option pricing model was developed for use in estimating the fair value of trade options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Supplemental disclosure of pro forma net loss and net loss per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net loss attributable to common stockholders, as reported	$(3,670,661)	$(7,928,574)	$(7,692,488)	$(9,147,765)
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(69,185)	(174,387)	(322,321)	(652,374)
Pro forma net loss attributable to common stockholders	$(3,739,846)	$(8,102,961)	$(8,014,809)	$(9,800,139)

Basic and diluted net loss per common share as reported	$(0.21)	$(0.61)	$(0.44)	$(0.72)

Basic and diluted pro forma net loss per common share	$(0.21)	$(0.63)	$(0.46)	$(0.77)

7.                                      Recent Accounting Pronouncements

On October 13, 2004, the Financial Accounting Standards Board (FASB) concluded that SFAS No. 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS No.123 (not SFAS No. 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Early adoption of SFAS No. 123R is encouraged. The cumulative effect of adoption, if any, would be measured and recognized on adoption. The FASB’s current plan is to issue a final Statement on or around December 15, 2004. We are in the process of evaluating the impact of this pronouncement on our operating results and financial position.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to our company’s revenue, spending, cash flow, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that could cause our company’s actual results to differ materially from those which are management’s current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate.

The risks and uncertainties are detailed from time to time in reports filed by our company with the SEC, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following:  our ability to develop commercially successful products; international and national general economic, political and market conditions; our significant additional financing requirements and the uncertainty of future capital funding; potential changes in our strategy that may occur depending on the successful development of our current products; potential changes in the focus of existing and potential collaborative partners with respect to research and development activities; the timing and uncertainty of results of both research and regulatory processes; competitive conditions and demand for our products and technology; the unproven safety and efficacy of our device products and our potential exposure to product liability or recall; our significant reliance upon our collaborative partners with respect to sales, marketing and distribution capabilities for achieving our goals; uncertainties relating to patents and other intellectual property, including whether we will obtain sufficient protection or competitive advantage therefrom; existing extensive domestic and foreign government regulations, including environmental guidelines, applicable to our business and the potential for additional regulatory requirements that may be imposed; the volatility of our stock price; our dependence on third parties to manufacture equipment for our manufacturing facilities that meets FDA standards; our lack of experience in manufacturing and marketing human-use products; business disruptions due to natural disasters such as an earthquake due to the location of our facilities; our dependence upon a limited number of key personnel and consultants; our ability to successfully integrate any assets or businesses that we acquire into our existing operations; compliance with recent legislation including the Sarbanes-Oxley Act of 2002; and other factors referenced or incorporated by reference in this report and other reports.

The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also be aware that while we do, from time to time, communicate with securities analysts, we do not disclose any material non-public information or other confidential commercial information to them. Accordingly, individuals should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

General

We are a San Diego-based biomedical company whose technology platform is based on medical devices that use Electroporation Therapy (EPT) to deliver drugs and genes into cells. We are developing and commercializing novel medical therapies to address a number of critical unmet treatment needs using EPT. Our MedPulser Electroporation Therapy System is in late stage development in the United States for the treatment of head and neck cancer.  This system delivers electrical pulses to tumors injected with the generic drug bleomycin. The unique feature of the system, which uses a generator together with disposable needle applicators, is the preservation of healthy tissue at the margins of the tumor. We believe this may afford distinct advantages over surgery in preserving function and improving the quality of life for cancer patients who would otherwise face significant morbidity associated with cancer surgery.  We believe that the planned commercial launch of our CE certified MedPulser System in Europe at the end of 2005 represents an important milestone for us. We have also been developing devices for the delivery of DNA for DNA vaccinations and gene therapy. We believe that, through our research efforts and those of our corporate partners, we will soon execute the first clinical study involving the use of EPT with DNA involving human patients.  We believe that our compelling asset base of intellectual property and scientific and engineering accomplishments, combined with clinical results, position us as a leader in EPT.

On May 24, 2004, we announced that we had signed a collaboration and licensing agreement with Merck & Co., Inc. (“Merck”) to develop and commercialize our MedPulser® DNA Delivery System, which will be developed for use with certain of Merck’s DNA vaccine programs.  This development and commercialization agreement is an extension of an initial evaluation agreement that was established in 2003.  Under the terms of the agreement, Merck receives the right to use our proprietary technology initially for two specific antigens with an option to extend the agreement to include a limited number of additional target antigens.  We have received an upfront payment under this agreement, and will receive milestone payments linked to the successful development of a product.  Royalties would be payable on sales of a product utilizing the device developed under the agreement.  An option fee would be payable if Merck includes additional target antigens in the agreement.  In addition, Merck obtains a non-exclusive license to our intellectual property.  The companies will co-develop certain components of the electroporation system designed for administering DNA vaccines.  Merck will be responsible for all development costs and clinical programs.

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

Due to the amount of expenses incurred in the development of the oncology and gene delivery systems, we have been unprofitable since 1994.  As of September 30, 2004, we had an accumulated deficit of $83,894,472. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

Our critical accounting policies include:

Revenue Recognition.  We have adopted a strategy of co-developing or licensing our gene delivery technology for specific genes or specific medical indications. Accordingly, we have entered into collaborative research and development agreements and have received funding for pre-clinical research and clinical trials. Payments under these agreements, which are non-refundable, are recorded as revenue as the related research expenditures are incurred pursuant to the terms of the agreement and provided collectibility is reasonably assured.

License fees comprise initial fees and milestone payments derived from collaborative licensing arrangements. Non-refundable milestone payments continue to be recognized upon the achievement of specified milestones when we have earned the milestone payment, provided the milestone payment is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement. We defer payments for milestone events which are reasonably assured and recognize them ratably over the minimum remaining period of our performance obligations. Payments for milestones which are not reasonably assured are treated as the culmination of a separate earnings process and are recognized as revenue when the milestones are achieved.

Patent and License Costs.  Patents are recorded at cost and amortized using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Cost is comprised of the consideration paid for patents and related legal costs. If management determines that development of products to which patent costs relate is not reasonably certain or that costs exceed recoverable value, such costs are charged to operations.

License costs are recorded based on the fair value of consideration paid and amortized using the straight-line method over the expected useful life of the underlying patents.

Long-lived Assets.  We assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we reduce the carrying value of the asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through September 30, 2004.

Research and Development Expenses.  Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our electroporation technologies. We expense all such expenditures in the period incurred.  Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf.  The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows.  Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price.  Payments under the contracts depend on factors such as the successful enrollment of patients or the completion of clinical trial milestones.  Expenses related to clinical trials generally are accrued based on contracted amounts applied to the level of patient enrollment and activity according to the protocol.  If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates accordingly on a prospective basis.

Results of Operations

Revenue.  We had total revenue of $455,157 and $624,361 for the three and nine months ended September 30, 2004, respectively, compared to $22,311 and $42,452, for the three and nine months ended September 30, 2003, respectively.  Revenue primarily consists of license fees, milestone payments and amounts received from collaborative research and development agreements.

Revenue from license fee and milestone payments was $84,804 and $125,380 for the three and nine months ended September 30, 2004, respectively, as compared to $1,471 and $4,412 for the three and nine months ended September 30, 2003.  The increase in licensing fees for the three and nine months ended September 30, 2004, as compared to the comparable periods in 2003, was mainly due revenue recognized from the collaboration and licensing agreement signed with Merck in May 2004 to develop and commercialize Genetronics’ MedPulser® DNA Delivery System, which will be developed for use with certain of Merck’s DNA vaccine programs.  Under the Merck agreement, we will receive milestone payments linked to the successful development of a product if achieved.  Royalties would be payable on sales of a product utilizing the device developed under this agreement with Merck.

Revenue from license fees during the three and nine months ended September 30, 2004 and 2003 also included the amortization of license fees we received from a non-exclusive license and supply agreement we entered into with Valentis, Inc.  We will receive further payments, in the form of cash and stock of Valentis, if certain milestones are achieved under this agreement.

During the three and nine months ended September 30, 2004, we recorded revenue under collaborative research and development arrangements in the amount of $370,353 and $498,981, respectively, as compared to $20,840 and $38,040 for the three and nine months ended September 30, 2003, respectively.  The increase in revenue from collaborative research and development arrangements during the three and nine months ended September 30, 2004, as compared to the comparable periods in 2003, was primarily due to revenue recognized from the collaboration and licensing agreement signed with Merck in May 2004.  Billings from research and development work performed pursuant to the Merck agreement are recorded as revenue as the related research expenditures are incurred pursuant to the terms of the agreement.

Research and Development Expenses.  Research and development expenses, which include clinical trial costs, for the three and nine months ended September 30, 2004 were $2,387,291 and $3,962,593, respectively, as compared to $643,433 and $1,548,401 for the three and nine months ended September 30, 2003, respectively.  The increase in research and development expenses for the three and nine months ended September 30, 2004, as compared to the comparable periods in 2003, was primarily due to the use of a Clinical Research Organization (CRO) hired in associated with our clinical trials, costs associated with the use of outside clinical and regulatory consultants associated with our clinical trials, increased personnel expenses to support internal efforts related to product development and clinical trials, increased external research expenses and additional traveling and consulting expenses associated with our European trials.

We initiated two Phase III head and neck clinical trials during 2004 in the United States and Europe.  These trials compare Electroporation Therapy (EPT) to surgery using a primary endpoint of function preservation and secondary endpoints of local tumor control, disease free survival and overall survival.  Shifting from a primary endpoint of survival to a quality of life outcome allows us to carry out clinical trials that will be faster, less costly and have a higher likelihood of success.  As a result, previously announced Phase III head and neck trials focusing on survival as a primary endpoint have been discontinued.  In addition, we initiated two European post-regulatory approval trials for skin and head and neck cancer to gather additional clinical and pharmacoeconomic data.  This trial is expected to allow adoption of the technology by European thought leaders and allow us to apply for reimbursement in Europe.  Due to the initiation of the clinical trials, research and development expenses from clinical and regulatory activities will increase substantially over the next year.

General and Administrative Expenses.  General and administrative expenses, which include business development expenses, for the three and nine months ended September 30, 2004, were $1,609,828 and $4,285,587, respectively, as compared to $1,076,320 and $3,319,345 for the three and nine months ended September 30, 2003, respectively.  The increase in general and administrative expenses for the three and nine months ended September 30, 2004, as compared to comparable periods in 2003, was mainly due increased consulting and legal expenses related to investor relations activity, increased stock option expenses recorded pursuant the issuance of stock options for non-employee consultants and increased personnel costs.  The increase in general and administrative expenses was also due to significant consulting expenses incurred during the three and nine months ended September 30, 2004, related to the implementation of requirements under section 404 of the Sarbanes-Oxley Act of 2002.

Interest Income, Net.  Interest income, net, for the three and nine months ended September 30, 2004, was $76,865 and $155,097, respectively, as compared to interest income, net, of $17,129 and $2,452 for the three and nine months ended September 30, 2003, respectively.  The increase in interest income, net, for the three and nine months ended September 30, 2004, as compared to the comparable periods in 2003, was due to the receipt of proceeds from financing activities received in May 2004 and the fourth quarter of 2003, as well as proceeds from the exercise of warrants and stock options. This activity increased our cash balance significantly, which, in turn, generated increased interest income.  This increase in interest income was offset, in part, by a one-time interest expense charge of $19,800 related to a bridge loan in the first quarter of 2003.

Discontinued Operations.  In April 2004, we received the final payment of $200,862 in connection with the sale of the BTX Division and recorded expenses related to this transaction of $5,000.  In addition, we received a one-time settlement payment of $61,000 associated with the termination of a purchase agreement to acquire the BTX Division by a potential buyer.  During the three month period ended September 30, 2004, we realized a gain of $33,347 from the write-off of an accrued warranty liability related to the sale of the BTX division.

Imputed and Declared Dividends on Preferred Stock.  During the three months ended September 30, 2003, in connection with the sale of the Series A Preferred Stock, the Company recorded an imputed dividend charge of $6,045,799 related to the beneficial conversion feature of the stock.

The holders of Series A and B Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash payable quarterly.  Holders of Series A and B Preferred Stock are entitled to receive this quarterly dividend through September 30, 2006.  On March 31, 2004, June 30, 2004, and September 30, 2004, our Board of Directors declared dividends to the holders of our Series A and B Preferred Stock, which were paid through the issuance of our common stock.  As part of this dividend to holders of Series A and B Preferred Stock, we issued a total of 14,830 common shares valued at $98,140 on March 31, 2004, 15,376 common shares valued at $83,740 on June 30, 2004, and 24,002 common shares valued at $79,389 on September 30, 2004.

The holders of Series C Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash payable quarterly. Holders of Series C Preferred Stock are entitled to receive this quarterly dividend through June 30, 2007.  On June 30, 2004 and September 30, 2004, our Board of Directors declared dividends to the holders of our Series C Preferred Stock, which were paid through the issuance of our common stock, as well as cash.  As part of this dividend, we issued a total of 17,127 common shares valued at $93,184 on June 30, 2004, to holders of our Series C Preferred Stock.  On September 30, 2004, as part of this dividend, we issued a total of 1,932 common shares valued at $6,352, and paid cash of $153,170, to the holders of Series C Preferred Stock.

Liquidity and Capital Resources

During the last six years, our primary uses of cash have been to finance research and development activities and clinical trial activities in the Oncology and Gene Delivery Division. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

As of September 30, 2004, we had working capital of $16,929,908, as compared to $12,593,153 as of December 31, 2003.  The increase in working capital during 2004 was primarily a result of the a preferred share private placement that raised an aggregate of $10,901,333 through the sale of our Series C Preferred Stock to institutional and accredited investors, as well as the receipt of licensing payments and the exercise of warrants and stock options.

On May 20, 2004, we closed a private preferred share placement and raised an aggregate of $10,901,333 through the sale of our Series C Preferred Stock to institutional and accredited investors. Each holder of Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Preferred Stock could be converted on the record date for the taking of a vote.  In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution of assets of the Company shall be made to or set apart for the holders of Common Stock, the holders of Series C Preferred Stock shall be entitled to receive payment in an amount equal to $10,000 per share of Series C Preferred Stock plus any accumulated and unpaid dividends.  The Series C Preferred Stock is convertible into our common stock at a conversion price of $6.80 per share, and there is no escrow provision. As of September 30, 2004, 1,040 shares of Series C Preferred Stock were outstanding. Upon conversion, the Series C Preferred Stock outstanding as of September 30, 2004 will convert into 1,529,412 shares of our common stock.  Through September 30, 2004, we have incurred a total of $1,170,363 in costs related to this offering.

The holders of Series C Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash payable quarterly. Holders of Series C Preferred Stock are entitled to receive this quarterly dividend through June 30, 2007.  On June 30, 2004 and September 30, 2004, our Board of Directors declared dividends to the holders of our Series C Preferred Stock, which were paid through the issuance of our common stock, as well as cash.  As part of this dividend, we issued a total of 17,127 common shares valued at $93,184 on June 30, 2004, to holders of our Series C Preferred Stock.  On September 30, 2004, as part of this dividend, we issued a total of 1,932 common shares valued at $6,352, and paid cash of $153,170, to the holders of Series C Preferred Stock.

Each holder received 35% warrant coverage at an exercise price of $8.80 per share exercisable through May 10, 2009. Warrants granted to holders of our Series C Preferred Stock entitle these investors the right to acquire 561,084 shares of our common stock.  The placement agents for the Series C Preferred Stock were also granted warrants entitling the agents to acquire 152,519 shares of our common stock.  Each placement agent’s warrant entitles the holder to acquire one share of common stock at a price of $6.80 per share, exercisable through May 10, 2009.  As of September 30, 2004, no warrants issued as part of this Series C Preferred Stock offering had been exercised.

On July 16, 2003 we closed a preferred share private placement and raised an aggregate of $15,670,000, through the sale of $8,170,000 of our Series A Preferred Stock and $7,500,000 of our Series B Preferred Stock, to institutional and accredited investors. Each holder of Series A and B Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Series A and B Preferred Stock could be converted on the record date for the taking of a vote.  In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution of assets of the Company shall be made to or set apart for the holders of Common Stock, the holders of Series A and B Preferred Stock shall be entitled to receive payment out of such assets of the Company in an amount equal to $10,000 per share of Series A and B Preferred Stock plus any accumulated and unpaid dividends.  The Series A Preferred Stock is convertible into our common stock at a conversion price of $2.40 per share, and there is no escrow provision.  In connection with the sale of the Series A Preferred Stock, the Company recorded an imputed dividend charge of $6,045,799 related to the beneficial conversion feature of the stock. The Series B Preferred Stock is convertible into our common stock at a conversion price of $2.80 per share, and the proceeds from the sale of the Series B Preferred Stock were to remain in escrow until the achievement of specific milestones by the Company.  In October 2003, the Company achieved these milestones and the $7,500,000 was released from escrow.  In connection with the release of Series B Preferred Stock proceeds, the Company recorded a one-time imputed dividend charge of $11,807,144 during the three months ended December 31, 2003.  Upon conversion, the Series A and B Preferred Stock will convert into a total of 1,966,095 shares of our common stock. As of September 30, 2004, 321 shares of Series A Preferred Stock and 176 shares of Series B Preferred Stock remained outstanding.  Through September 30, 2004, we have incurred a total of $1,058,864 in costs related to this offering.

The holders of Series A and B Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash payable quarterly.  Holders of Series A and B Preferred Stock are entitled to receive this quarterly dividend through September 30, 2006.  On March 31, 2004, June 30, 2004, and September 30, 2004, our Board of Directors declared dividends to the holders of our Series A and B Preferred Stock, which were paid through the issuance of our common stock.  As part of this dividend to holders of Series A and B Preferred Stock, we issued a total of 14,830 common shares valued at $98,140 on March 31, 2004, 15,376 common shares valued at $83,740 on June 30, 2004, and 24,002 common shares valued at $79,389 on September 30, 2004.

Each holder received 40% warrant coverage at an exercise price of $3.00 per share exercisable through July 13, 2008. Warrants granted to holders of our Series A and B Preferred Stock entitle these investors the right to acquire 2,433,073 shares of our common stock.  The placement agents for the Series A and B Preferred Stock were also granted warrants entitling the agents to acquire 447,060 shares of our common stock.  Each placement agent’s warrant entitles the holder to acquire one share of common stock at a price between $2.40 and $2.80 per share, exercisable through July 13, 2008.  As of September 30, 2004, warrants to purchase 547,920 shares issued as part of this offering had been exercised, resulting in $1,436,460 of gross proceeds. In addition, the Company issued 39,041 shares of our common stock valued at $116,500 as a placement agent fee in conjunction with the Series A and B Preferred Stock offering.

As of September 30, 2004, we had an accumulated deficit of $83,894,472.  We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment.  We are evaluating potential partnerships as additional ways to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond next year. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to further scale back our research and development programs, preclinical studies and clinical trials, general, and administrative activities and may not be able to continue in business.  Including the cash proceeds received from the May 2004 and July 2003 financing, the exercise of employee stock options and investor warrants, and the sale of the BTX Division, we believe we have sufficient funds to fund operations until the second half of 2006.

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

Contractual Obligations

As of September 30, 2004, we did not have any long-term debt or other known contractual obligations, except for the operating lease for our facility, which expires on December 31, 2004, and operating leases for copiers, which expire in 2006.  We expect to enter into a new facility lease by the end of 2004.

RISK FACTORS

You should carefully consider the following factors regarding information included in this Quarterly Report. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

IF WE ARE UNABLE TO DEVELOP COMMERCIALLY SUCCESSFUL PRODUCTS, INCLUDING OUR MEDPULSER ELECTROPORATION THERAPY SYSTEM IN VARIOUS MARKETS FOR MULTIPLE INDICATIONS, PARTICULARLY FOR THE TREATMENT OF HEAD AND NECK CANCER, OUR BUSINESS WILL BE HARMED AND WE MAY BE FORCED TO CURTAIL OR CEASE OPERATIONS.

Our ability to achieve and sustain operating profitability depends on our ability to successfully commercialize our MedPulser Electroporation Therapy System in various markets for use in treating solid tumors, particularly for the treatment of head and neck cancer, and other indications, which depends in large part on our ability to commence, execute and complete clinical programs and obtain regulatory approvals for our MedPulser Electroporation Therapy System. In particular, our ability to achieve and sustain profitability will depend in large part on our ability to commercialize our MedPulser Electroporation Therapy System for the treatment of head and neck cancer in Europe and the United States. We have received various regulatory approvals, which apply to Europe for our MedPulser Electroporation Therapy System for use in treating solid tumors; the products related to such regulatory approval have not yet been commercialized. We have not yet received any regulatory approvals to sell our clinical products in the United States and further clinical trials are still necessary before we can seek regulatory approval to sell our products in the United States for treating solid tumors. We cannot assure you we will receive approval for our MedPulser Electroporation Therapy System for the treatment of head and neck cancer or other types of cancer or indications in the United States or in other countries or, if approved, that we will achieve significant level of sales. If we fail to commercialize our products, we may be forced to curtail or cease operations.

We will be starting additional clinical studies in different indications, such as breast and pancreas, and are also in the pre-clinical stages of research and development with new product candidates using our electroporation technology. These new indications and product candidates will require significant costs to advance through the development stages. If such product candidates are advanced through clinical trials, the results of such trials may not gain U.S. Food and Drug Administration (FDA) approval. Even if approved, our products may not be commercially successful. If we fail to develop and commercialize our products, we may be forced to curtail or cease operations.

We cannot assure you that we will successfully develop any products. If we fail to develop or successfully commercialize any products, we may be forced to curtail or cease operations.  Additionally, much of the commercialization efforts for our products must be carried forward by a licensing partner. We may not be able to obtain such a partner.

WE WILL HAVE A NEED FOR SIGNIFICANT FUNDS IN THE FUTURE AND THERE IS NO GUARANTEE THAT WE WILL BE ABLE TO OBTAIN THE FUNDS WE NEED.

Developing a new drug and conducting clinical trials is expensive. Our product development efforts may not lead to commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Our capital and future revenues may not be sufficient to support the expenses of our operations, the development of commercial infrastructure and the conduct of our clinical trials and pre-clinical research.

As discussed, we have operated at a loss in the past, and expect that to continue for some time in the future. Our plans for continuing clinical trials, conducting research, furthering development and, eventually, marketing our human-use equipment will involve substantial costs. We expect we will fund our operations until the third quarter of 2006 with our current working capital. The extent of these costs will depend on many factors, including some of the following:

•             the progress and breadth of pre-clinical testing and the size or complexity of our clinical trials and drug delivery programs, all of which directly influence cost;

•             higher then expected costs involved in complying with the regulatory process to get our human-use products approved, including the number, size, and timing of necessary clinical trials and costs associated with the current assembly and review of existing clinical and pre-clinical information;

•             higher then expected costs involved in patenting our technologies and defending them and pursuing our intellectual property strategy;

•             changes in our existing research and development relationships and our ability to enter into new agreements;

•             changes in or terminations of our existing collaboration and licensing arrangements;

•             faster than expected rate of progress and cost of our research and development and clinical trial activities;

•             decrease in the amount and timing of milestone payments we receive from collaborators;

•             higher than expected costs of preparing an application for FDA approval of our MedPulser Electroporation Therapy System;

•             higher than expected costs of developing the processes and systems to support FDA approval of our MedPulser Electroporation Therapy System;

•             an increase in our timetable and costs for the development of marketing operations and other activities related to the commercialization of our MedPulser Electroporation Therapy System and our other product candidates;

•             a change in the degree of success in our Phase 3 clinical trial of MedPulser Electroporation Therapy System and in our other clinical trials;

•             higher then expected costs to further develop and scale up our manufacturing capability of our human-use equipment; and

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

IF WE DO NOT HAVE ENOUGH CAPITAL TO FUND OPERATIONS, THEN WE WILL HAVE TO CUT COSTS.

If we are not able to raise needed money under acceptable terms, then we will have to take measures to cut costs, such as:

•             delay, scale back or discontinue one or more of our oncology or gene delivery programs or other aspects of operations, including laying off some personnel or stopping or delaying clinical trials;

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

PRE-CLINICAL AND CLINICAL TRIALS OF HUMAN-USE EQUIPMENT ARE UNPREDICTABLE.  IF WE EXPERIENCE UNSUCCESSFUL TRIAL RESULTS, OUR BUSINESS WILL SUFFER.

Before any of our human-use equipment can be sold, the FDA or applicable foreign regulatory authorities must determine that the equipment meets specified criteria for use in the indications for which approval is requested, including obtaining appropriate regulatory approvals. Satisfaction of regulatory requirements typically takes many years, and involves compliance with requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. To obtain regulatory approvals, we must, among other requirements, complete clinical trials demonstrating our product candidates are safe and effective for a particular cancer type or other disease. Regulatory approval of a new drug is never guaranteed. The FDA will make this determination based on the results from our pre-clinical testing and clinical trials and has substantial discretion in the approval process. Despite the time and experience exerted, failure can occur at any stage, and we could encounter problems causing us to abandon clinical trials.

We have completed Phase 2 clinical trials and are conducting two Phase 3 clinical trials of our lead product candidate, the MedPulser Electroporation Therapy System, for the treatment of recurrent head and neck cancer. In addition, we are conducting two Phase 4 (or Pre-Marketing) clinical trial of our MedPulser Electroporation Therapy System for the treatment of primary and recurrent head and neck cancer and are close to starting a Phase 1 clinical trial of our MedPulser Electroporation Therapy System for the treatment of breast and pancreas cancers.  Current or future clinical trials may demonstrate the MedPulser Electroporation Therapy System is neither safe nor effective.

Any delays or difficulties we encounter in our pre-clinical research and clinical trials, in particular the Phase 3 clinical trials of our MedPulser Electroporation Therapy System for the treatment of recurrent head and neck cancer, may delay or preclude regulatory approval. Our product development costs will increase if we experience delays in testing or regulatory approvals or if we need to perform more or larger clinical trials than planned. Any delay or preclusion could also delay or preclude the commercialization of our MedPulser Electroporation Therapy System or any other product candidates.

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

We cannot be certain the results we observed in our pre-clinical testing will be confirmed in clinical trials or the results of any of our clinical trials will support FDA approval.  If we experience unexpected, inconsistent or disappointing results in connection with a clinical or pre-clinical trial our business will suffer.

In addition, any of our clinical trials for our treatment may be delayed or halted at any time for various reasons, including:

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

•             Data from various sites participating in the clinical trials may be incomplete or unreliable, which could result in the need to repeat the trial or abandon the project; and

•             Pre-clinical and clinical data can be interpreted in many different ways, and the FDA and other regulatory authorities may interpret our data differently than we do, which could halt or delay our clinical trials or prevent regulatory approval.

If any of the above events arise during our clinical trials or data review, then we would expect this to have a serious negative effect on our company and your investment.

Despite the FDA’s designation of our MedPulser Electroporation Therapy System as a Fast Track product, we may encounter delays in the regulatory approval process due to additional information requirements from the FDA, unintentional omissions in our NDA for our MedPulser Electroporation Therapy System, or other delays in the FDA’s review process. We may encounter delays or rejections in the regulatory approval process because of additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

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

The production and marketing of our human-use equipment and the ongoing research, development, pre-clinical testing, and clinical trial activities are subject to extensive regulation. Numerous governmental agencies in the U.S. and internationally, including the FDA, must review our applications and decide whether to grant approval. All of our human-use equipment must go through an approval process, in some instances for each indication for which we want to label it for use (such as use for dermatology, use for transfer of a certain gene to a certain tissue, or use for administering a certain drug to a certain tumor type in a patient having certain characteristics). These regulatory processes are extensive and involve substantial costs and time.

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

If any of these events were to occur, then it could have a material adverse effect on our ability to receive regulatory authorization to sell our human-use equipment, not to mention on our reputation. Negative events that arise in the performance of clinical trials sponsored by biotechnology companies of our size and with limited cash reserves similar to ours have resulted in companies going out of business. While these risks are ever present, to date, our contracted physicians and clinics have been successful in collecting significant data regarding the clinical protocols under which they have operated, and we are unaware of any conflicts of interest or improprieties regarding our protocols.

EVEN IF OUR PRODUCTS ARE APPROVED BY REGULATORY AUTHORITIES, IF WE FAIL TO COMPLY WITH ON-GOING REGULATORY REQUIREMENTS, OR IF WE EXPERIENCE UNANTICIPATED PROBLEMS WITH OUR PRODUCTS, THESE PRODUCTS COULD BE SUBJECT TO RESTRICTIONS OR WITHDRAWAL FROM THE MARKET.

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or certain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, including unanticipated adverse events of unanticipated severity or frequency, manufacturer or manufacturing processes or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures or detention, injunctions or the imposition of civil or criminal penalties.

FAILURE TO COMPLY WITH FOREIGN REGULATORY REQUIREMENTS GOVERNING HUMAN CLINICAL TRIALS AND MARKETING APPROVAL FOR OUR HUMAN-USE EQUIPMENT COULD PREVENT US FROM SELLING OUR PRODUCTS IN FOREIGN MARKETS, WHICH MAY ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITIONS.

For marketing our MedPulser Electroporation Therapy System outside the United States, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country and may require additional testing. The time required to obtain approvals outside the United States may differ from that required to obtain FDA approval. We may not obtain foreign regulatory approval on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA.  Failure to comply with these regulatory requirements or to obtain required approvals could impair our ability to develop these markets and could have a material adverse effect on our results of operations and financial condition.

IF WE CANNOT MAINTAIN OUR EXISTING CORPORATE AND ACADEMIC ARRANGEMENTS AND ENTER INTO NEW ARRANGEMENTS, WE MAY BE UNABLE TO DEVELOP PRODUCTS EFFECTIVELY, OR AT ALL.

Our strategy for the research, development and commercialization of our product candidates may result in our entering into contractual arrangements with corporate collaborators, academic institutions and others. We have entered into sponsored research, license and/or collaborative arrangements with several entities, including Merck, Vical, Valentis, the U.S. Navy, Chiron and the University of South Florida, as well as numerous other institutions that conduct clinical trials work or perform pre-clinical research for us. Our success depends upon our collaborative partners performing their responsibilities under these arrangements and complying with the regulations and requirements governing clinical trials. We cannot control the amount and timing of resources our collaborative partners devote to our research and testing programs or product candidates, or their compliance with regulatory requirements which can vary because of factors unrelated to such programs or product candidates. These relationships may in some cases be terminated at the discretion of our collaborative partners with only limited notice to us. We may not be able to maintain our existing arrangements, enter into new arrangements or negotiate current or new arrangements on acceptable terms, if at all. Some of our collaborative partners may also be researching competing technologies independently from us to treat the diseases targeted by our collaborative programs.

IF WE ARE NOT ABLE TO CREATE EFFECTIVE COLLABORATIVE MARKETING RELATIONSHIPS, WE MAY BE UNABLE TO MARKET OUR MEDPULSER ELECTROPORATION THERAPY SYSTEM SUCCESSFULLY OR IN A COST-EFFECTIVE MANNER.

To effectively market our products, we will need to develop sales, marketing and distribution capabilities. In order to develop or otherwise obtain these capabilities, we may have to enter into marketing, distribution or other similar arrangements with third parties in order to sell, market and distribute our products successfully. To the extent we enter into any such arrangements with third parties, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of such third parties. We have no experience in marketing or selling pharmaceutical products and we currently have no sales, marketing or distribution capability. We may be unable to develop sufficient sales, marketing and distribution capabilities to commercialize our products successfully.

WE RELY ON COLLABORATIVE AND LICENSING RELATIONSHIPS TO FUND A PORTION OF OUR RESEARCH AND DEVELOPMENT EXPENSES.  IF WE ARE UNABLE TO MAINTAIN OR EXPAND EXISTING RELATIONSHIPS, OR INITIATE NEW RELATIONSHIPS, WE WILL HAVE TO DEFER OR CURTAIL RESEARCH AND DEVELOPMENT ACTIVITIES IN ONE OR MORE AREAS.

Our partners and collaborators fund a portion of our research and development expenses and assist us in the research and development of our human-use equipment. These collaborations and partnerships can help pay the salaries and other overhead expenses related to research. In the past, we encountered operational difficulties after the termination of an agreement by a former partner.  Because this partnership was terminated, we did not receive significant milestone payments which we had expected and were forced to delay some clinical trials as well as some product development.

Our clinical trials to date have used our equipment with the anti-cancer drug bleomycin. We do not currently intend to package bleomycin together with the equipment for sale, but if it should be necessary or desirable to do this, we would need a reliable source of the drug. At this time we do not have a fixed source of bleomycin for inclusion with equipment or alone.  If it becomes necessary or desirable to include bleomycin in our package, we would have to form a relationship with another provider of this generic drug before any product could be launched.

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

We cannot guarantee that any of the results from these collaborations will be successful. We also cannot tell you that we will be able to continue to collaborate with individuals and institutions that will further our work, or that we will be able to do so under terms that are not overly restrictive. If we are not able to maintain or develop new collaborative relationships, then it is likely the research pace will slow down and it will take longer to identify and commercialize new products, or new indications for our existing products.

WE RELY HEAVILY ON OUR PATENTS AND PROPRIETARY RIGHTS TO ATTRACT PARTNERSHIPS AND MAINTAIN MARKET POSITION.

Another factor that will influence our success is the strength of our patent portfolio. Patents give the patent holder the right to prevent others from using its patented technology. If someone infringes upon the patented material of a patent holder, then the patent holder has the right to initiate legal proceedings against that person to protect the patented material. These proceedings, however, can be lengthy and costly. We are in the process of performing an ongoing review of our patent portfolio to confirm that our key technologies are adequately protected. If we determine that any of our patents require either additional disclosures or revisions to existing information, we may ask that such patents be reexamined or reissued, as applicable, by the United States Patent and Trademark Office.

The patenting process, enforcement of issued patents, and defense against claims of infringement are inherently risky. Because we rely heavily on patent protection, for us the risks are significant and include the following:

Risk of Inadequate Patent Protection for Product. The United States Patent and Trademark Office or foreign patent offices may not grant patents of meaningful scope based on the applications we have already filed and those we intend to file. If we do not have patents that adequately protect our human-use equipment and indications for its use, then we will not be competitive.

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

Freedom to Operate Risks. We are aware that patents related to electrically-assisted drug delivery have been granted to, and patent applications filed by, our potential competitors. We or our partners have taken licenses to some of these patents, and will consider taking additional licenses in the future. Nevertheless, the competitive nature of our field of business and the fact that others have sought patent protection for technologies similar to ours make these significant risks.

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

SERIOUS AND UNEXPECTED SIDE EFFECTS ATTRIBUTABLE TO GENE THERAPY MAY RESULT IN GOVERNMENTAL AUTHORITIES IMPOSING ADDITIONAL REGULATORY REQUIREMENTS OR A NEGATIVE PUBLIC PERCEPTION OF OUR PRODUCTS.

The MedPulser DNA Delivery System and any of our other Gene Therapy or DNA Vaccine product candidates under development could be broadly described as gene therapies. A number of clinical trials are being conducted by other pharmaceutical companies involving gene therapy, including compounds similar to, or competitive with, our product candidates. The announcement of adverse results from these clinical trials, such as serious unwanted and unexpected side effects attributable to treatment, or any response by the FDA to such clinical trials, may impede the timing of our clinical trials, delay or prevent us from obtaining regulatory approval or negatively influence public perception of our product candidates, which could harm our business and results of operations and depress the value of our stock.

The United States Senate has held hearings concerning the adequacy of regulatory oversight of gene therapy clinical trials, as well as the adequacy of research subject education and protection in clinical research in general, and to determine whether additional legislation is required to protect volunteers and patients who participate in such clinical trials. The Recombinant DNA Advisory Committee, or RAC, which acts as an advisory body to the National Institutes of Health, has expanded its public role in evaluating important public and ethical issues in gene therapy clinical trials. Implementation of any additional review and reporting procedures or other additional regulatory measures could increase the costs of or prolong our product development efforts or clinical trials.

We report to the FDA and other regulatory agencies serious adverse events, including those we believe may be reasonably related to the treatments administered in our clinical trials. Such serious adverse events, whether treatment-related or not, could result in negative public perception of our treatments and require additional regulatory review or measures, which could increase the cost of or prolong our clinical trials.

The FDA has not approved any gene therapy product or gene-induced product for sale in the United States. The commercial success of our products will depend in part on public acceptance of the use of gene therapy products or gene-induced products, which are a new type of disease treatment for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene therapy products or gene-induced products are unsafe, and these treatment methodologies may not gain the acceptance of the public or the medical community. Negative public reaction to gene therapy products or gene-induced products could also result in greater government regulation and stricter clinical trial oversight.

WE CANNOT PREDICT THE SAFETY PROFILE OF THE USE OF OUR MEDPULSER ELECTROPORATION SYSTEM WHEN USED IN COMBINATION WITH OTHER THERAPIES.

Our trials involve the use of our MedPulser Electroporation System in combination with bleomycin, an anti-cancer drug. While the data we have evaluated to date suggest the MedPulser Electroporation Therapy System does not increase the adverse effects of other therapies, we cannot predict if this outcome will continue to be true or whether possible adverse side effects not directly attributable to the other drugs will compromise the safety profile of our MedPulser Electroporation Therapy System when used in certain combination therapies or if used off-label with other drugs by physicians.

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

ANY ACQUISITION WE MIGHT MAKE MAY BE COSTLY AND DIFFICULT TO INTEGRATE, MAY DIVERT MANAGEMENT RESOURCES OR DILUTE STOCKHOLDER VALUE.

As part of our business strategy, we may acquire assets or businesses principally relating to or complementary to our current operations, and we have in the past evaluated and discussed such opportunities with interested parties. Any acquisitions we undertake will be accompanied by the risks commonly encountered in business acquisitions. These risks include, among other things:

•             potential exposure to unknown liabilities of acquired companies;

•             the difficulty and expense of assimilating the operations and personnel of acquired businesses;

•             diversion of management time and attention and other resources;

•             loss of key employees and customers as a result of changes in management;

•             incurrence of amortization expenses related to intangible assets or large impairment charges; and

•             possible dilution to our stockholders.

In addition, geographic distances may make the integration of businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions.

OUR ABILITY TO ACHIEVE SIGNIFICANT REVENUES FROM SALES OR LEASES OF HUMAN-USE EQUIPMENT WILL DEPEND ON ESTABLISHING EFFECTIVE SALES, MARKETING AND DISTRIBUTION CAPABILITIES OR RELATIONSHIPS AND WE CURRENTLY LACK SUBSTANTIAL EXPERIENCE IN THESE AREAS.

We have limited experience in sales, marketing and distribution of clinical and human-use products. If we want to be direct distributors of the human-use products, then we must develop a marketing and sales force. This would involve substantial costs, training, and time. Alternatively, we may decide to rely on a company with a large distribution system and a large direct sales force to undertake the majority of these activities on our behalf. This route could result in less profit for us, but may permit us to reach market faster. In any event, we may not be able to undertake this effort on our own, or contract with another to do this at a reasonable cost. Regardless of the route we take, we may not be able to successfully commercialize any product.

THE MARKET FOR OUR STOCK IS VOLATILE, WHICH COULD ADVERSELY AFFECT AN INVESTMENT IN OUR STOCK.

Our share price and volume are highly volatile. This is not unusual for biomedical companies of our size, age, and with a discrete market niche. It also is common for the trading volume and price of biotechnology stocks to be unrelated to a company’s operations, i.e. to go up or down on positive news and to go up or down on no news. Our stock has exhibited this type of behavior in the past, and may well exhibit it in the future. The historically low trading volume of our stock, in relation to many other biomedical companies of our size, makes it more likely that a severe fluctuation in volume, either up or down, will affect the stock price.

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

Additionally, our clinical trials are open-ended and, therefore, there is a risk that information regarding the success of our clinical trials maybe be obtained by the public prior to a formal announcement by the Company.

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

WE CANNOT BE CERTAIN THAT WE WILL BE ABLE TO MANUFACTURE OUR HUMAN-USE EQUIPMENT IN SUFFICIENT VOLUMES AT COMMERCIALLY REASONABLE RATES.

Our manufacturing facilities for human-use products will be subject to quality systems regulations, international quality standards and other regulatory requirements, including pre-approval inspection for the human-use equipment and periodic post-approval inspections for all human-use products. While we have undergone and passed a quality systems audit from an international body, we have never undergone a quality systems inspection by the FDA. We may not be able to pass an FDA inspection when it occurs. If our facilities are found not to be up to the FDA standards in sufficient time, prior to United States launch of product, then it will result in a delay or termination of our ability to produce the human-use equipment in our facility. Any delay in production will have a negative effect on our business. There are no immediate dates set forth for launch of our products in the United States. We plan on launching these products once we successfully perform a Phase III clinical study, obtain the requisite regulatory approval, and engage a partner who has the financial resources and marketing capacity to bring our products to market.

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

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL, HIGHLY SKILLED PERSONNEL REQUIRED TO DEVELOP OUR PRODUCTS OR OBTAIN NEW COLLABORATIONS, OUR BUSINESS MAY SUFFER.

We depend, to a significant extent, on the efforts of our key employees, including senior management and senior scientific, clinical, regulatory and other personnel. The development of new therapeutic products requires expertise from a number of different disciplines, some of which is not widely available. We depend upon our scientific staff to discover new product candidates and to develop and conduct pre-clinical studies of those new potential products. Our clinical and regulatory staff is responsible for the design and execution of clinical trials in accordance with FDA requirements and for the advancement of our product candidates toward FDA approval. Our manufacturing staff is responsible for designing and conducting our manufacturing processes in accordance with the FDA’s Quality System Regulations. The quality and reputation of our scientific, clinical, regulatory and manufacturing staff, especially the senior staff, and their success in performing their responsibilities, are a basis on which we attract potential funding sources and collaborators. In addition, our Chief Executive Officer and Chief Financial Officer and other executive officers are involved in a broad range of critical activities, including providing strategic and operational guidance. The loss of these individuals, or our inability to retain or recruit other key management and scientific, clinical, regulatory, manufacturing and other personnel, may delay or prevent us from achieving our business objectives. We face intense competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

WE MAY NOT MEET ENVIRONMENTAL GUIDELINES AND AS A RESULT COULD BE SUBJECT TO CIVIL AND CRIMINAL PENALTIES.

Like all companies in our line of work, we are subject to a variety of governmental regulations relating to the use, storage, discharge and disposal of hazardous substances. Our safety procedures for handling, storage and disposal of such materials are designed to comply with applicable laws and regulations. Nevertheless, if we are found to not comply with environmental regulations, or if we are involved with contamination or injury from these materials, then we may be subject to civil and criminal penalties. This would have a negative impact on our reputation and finances, and could result in a slowdown or even complete cessation of our business.

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

WE ARE EXPOSED TO POTENTIAL RISKS FROM RECENT LEGISLATION REQUIRING COMPANIES TO EVALUATE INTERNAL CONTROLS UNDER SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

While we believe that we currently have adequate internal control procedures in place, we are evaluating our internal control systems in order to allow management to report on, and our independent auditors to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. During this process, we have identified what might be deemed to be potential control deficiencies and have established a process to investigate and, as appropriate, remediate such matters before the end of our fiscal year. While we do not believe that any of these issues constitute a material weakness, this is the first year of implementation of Section 404 and the compliance standards are not fully known. We, like all other public companies, are incurring additional expenses and management’s time in an effort to comply with Section 404. Although we have made this project a top priority for our company, we cannot provide any assurances that all potential control deficiencies identified will be remediated before the end of our fiscal year or that we will receive an unqualified opinion from our external auditors regarding our internal controls over financial reporting.

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income that we can earn on our cash equivalents.  We are subject to interest rate risk on our cash equivalents, which, as of September 30, 2004, had an average interest rate of approximately 1%.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk.  We mitigate default risk by investing in investment grade securities.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments.  Declines in interest rates over time will, however, reduce interest income.

Item 4.                                                           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Control Over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year beginning with 2004, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with our Annual Report on Form 10-K for the fiscal year ending on December 31, 2004. Section 404 also requires our independent auditors to attest to, and report on, management’s assessment of our internal controls over financial reporting.

In 2004, we initiated a company-wide review of our internal controls over financial reporting as part of the process of preparing for compliance with Section 404 and as a complement to our existing overall program of internal controls over financial reporting. As a result of this on-going review, we have made numerous improvements to the design and effectiveness of our internal controls over financial reporting through the period ended September 30, 2004. Such improvements included (i) enhancing segregation of duties within our information technology systems and further restricting system access, (ii) expanding and formalizing the documentation and maintenance of our information technology function, especially in the area of data security and access, (iii) monitoring of information technology systems changes, (iv) enhancing segregation of duties within our purchasing and finance department, and (v) expanding and formalizing the processes performed by our finance department. We anticipate that improvements will continue to be made.

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

Item 4.                              Submission of Matters to a Vote of Security Holders

On September 10, 2004, the Company held a special meeting of stockholders.  At the stockholders’ meeting, the following matters were submitted to stockholders for vote:

Proposal No. 1 – To authorize our Board of Directors to amend our certificate of incorporation to effect a reverse split of our outstanding common stock in a ratio between one-for-two and one-for-four, without further approval from our stockholders, upon a determination by our Board of Directors that such a reverse stock split is in the best interests of our Company and our stockholders. This proposal was approved by the majority vote of the stockholders. The total number of votes cast for, against, and abstained was 12,300,349, 1,838,147, and 4,222, respectively.

Proposal No. 2 – To authorize our Board of Directors to amend our certificate of incorporation to change the name of our company at its discretion. This proposal was approved by the majority vote of the stockholders. The total number of votes cast for, against, and abstained was 12,270,726, 102,694, and 26,323, respectively.

Item 6.                              Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

On August 17, 2004, the Company furnished a report on Form 8-K, which disclosed, under Item 12, the Company’s results of operations for the three and six months ended June 30, 2004.

On September 16, 2004, the Company filed a report on Form 8-K, which announced, under Item 8.01 - Other Events, the one-for-four reverse stock split of our common stock.

GENETRONICS BIOMEDICAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genetronics Biomedical Corporation

Date:	November 15, 2004	By:	/s/ Peter Kies
Peter Kies, Chief Financial Officer