Form 10-K
period 2004-12-31
GENETRONICS BIOMEDICAL CORP
filed 2005-03-15
CIK 1055726

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NO. 001-14888

GENETRONICS BIOMEDICAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0969592 (I.R.S. Employer Identification No.)
11494 SORRENTO VALLEY ROAD SAN DIEGO, CALIFORNIA (Address of principal executive offices)	92121-1318 (Zip Code)
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 597-6006
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
COMMON STOCK, $0.001 PAR VALUE (Title of Class)	AMERICAN STOCK EXCHANGE (Name of Each Exchange on Which Registered)
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

        Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark if whether the Registrant is an accelerated filer (as defined, in Exchange Act Rule 12b-2).    Yes ☒ No ☐

        The aggregate market value of the voting and non-voting common equity (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of June 30, 2004 was approximately $90,924,877 based on $5.20, the closing price on that date of the Registrant's Common Stock on the American Stock Exchange.

        The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 20,012,910 as of March 2, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

        We have incorporated by reference into Part III of this Annual Report portions of our proxy statement for the 2005 Annual Meeting of Stockholders, for which a definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Annual Report relates.

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS," "ESTIMATES" AND WORDS OF SIMILAR MEANING. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S OPINIONS ONLY AS OF THE DATE OF THIS REPORT, AS A RESULT OF SUCH RISKS AND UNCERTAINTIES. WE UNDERTAKE NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE FOUND IN THIS ANNUAL REPORT ON FORM 10-K IN PART I, ITEM 1 UNDER THE CAPTION "RISK FACTORS," IN PART II, ITEM 7 UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ADDITIONAL FACTORS DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT AND IN OTHER DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR QUARTERLY REPORTS ON FORM 10-Q. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.

PART I

ITEM 1. BUSINESS

OVERVIEW

        We were incorporated on August 8, 1979, under the laws of British Columbia, Canada, as Genetronics Biomedical Ltd. On June 15, 2001, we completed a change in our jurisdiction of incorporation from British Columbia, Canada, to the state of Delaware. This change was accomplished through a continuation of Genetronics Biomedical Ltd. into Genetronics Biomedical Corporation, a Delaware corporation. We carry out our business through our United States wholly-owned subsidiary, Genetronics, Inc., which was incorporated in California on June 29, 1983.

        We are a San Diego-based biomedical company whose technology platform is based on medical devices that use Electroporation Therapy ("EPT") to deliver drugs and genes into cells. We are developing and commercializing novel medical therapies to address a number of diseases with critical unmet treatment needs using EPT. Our MedPulser Electroporation Therapy System is in Phase III clinical trials in the United States for the treatment of recurrent head and neck cancer. In addition, we are currently conducting pre-marketing studies to support the commercialization of the MedPulser Electroporation Therapy System in Europe. Our system delivers electrical pulses to tumors injected with the generic drug bleomycin. The unique feature of the system, which uses a generator together with disposable needle applicators, is the preservation of healthy tissue at the margins of the tumor. We believe this may afford distinct advantages over surgery in preserving function and improving the quality of life for cancer patients who would otherwise face significant morbidity associated with cancer surgery. Prior to commercial sales of the MedPulser Electroporation Therapy System in the European Union ("EU"), we were required to receive CE Mark Certification, an international symbol of quality and compliance. We believe that the planned commercial launch of our CE certified MedPulser Electroporation Therapy System in Europe in 2006 represents an important milestone for us.

        The primary front line treatment of solid tumors involves surgical resection and/or radiation to debulk and control tumor growth prior to initiating systemic therapy with chemotherapeutic agents. Because it is often difficult or impossible for surgeons to determine the border, or margins, between healthy and diseased tissue, they will often resect an area outside of the obvious tumor mass to ensure that they have excised all of the cancerous tissue. This can result in the loss of function and appearance of the surrounding tissues and organs, reducing the patient's quality of life. Examples include the loss of speech from resection of tumors on the tongue or larynx or loss of erectile function from resection of the prostate. Recent advances in non-surgical forms of tumor ablation, such as cryoablation, microwave or high frequency radio ablation therapy, fail to meet clinical needs in preserving normal healthy tissue. Given the desire for improved outcomes in the surgical resection of a large number of solid tumors such as head and neck, cutaneous, pancreatic, breast and prostate cancer, we believe that there will be significant demand for our technology from surgical oncologists.

        As part of our MedPulser Electroporation Therapy System product line, we have also been developing devices for the delivery of DNA for vaccinations and gene therapy. We were the first company to initiate a clinical study involving the use of EPT with DNA involving human patients. This was done in collaboration with investigators at the Moffitt Regional Cancer Center in Tampa, Florida in December 2004. This investigation was approved by the U.S. Food and Drug Administration ("FDA") and involves electroporating melanomas with DNA-encoded cytokines in an attempt to stimulate immunity against the patient's tumor. In 2004, we also extended our license with Vical to include a worldwide exclusive license for the use of electroporation together with Vical's "naked" DNA technology for their development of an HIV DNA vaccine. We also executed a major licensing deal with milestone and royalty payments with Merck for the development of proprietary DNA vaccines for cancer and infectious disease using electroporation. In addition, in January 2005, we acquired Inovio AS, a Norwegian company, to expand our patent portfolio in the area of intramuscular electroporation.

We believe our compelling asset base of intellectual property and scientific and engineering accomplishments, combined with clinical results, position us as a leader in EPT.

        We believe that attempts to pioneer new therapies based on DNA have been hampered by the side effects associated with the use of viral vectors for DNA delivery. In addition to safety issues, viral vectors are difficult and expensive to manufacture. Because electroporation has proven efficient and safe in animal experiments, we have been developing MedPulser DNA Delivery Systems for different target tissues. By engineering different applicators and choosing appropriate electroporation parameters, we can deliver DNA to the muscle, tumor tissue, skin or vasculature. This should facilitate attempts to use DNA for therapies ranging from vaccination to gene therapy of single or multiple gene defects, including cancer and vascular diseases. As with our oncology program, we believe that our efforts in DNA delivery position us as a leader in the field.

AVAILABLE INFORMATION

        Our Internet website address is www.genetronics.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4, and 5 filed on behalf of directors and executive officers, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). You can learn more about us by reviewing such filings on our website or at the SEC's website at www.sec.gov.

RECENT DEVELOPMENTS

        In January 2005, we announced the acquisition of Inovio AS, a Norwegian company dedicated to intramuscular electroporation, in a stock purchase transaction for $3.0 million in cash and $7.0 million in Series D Preferred Stock. Inovio holds several patents for the use of intramuscular electroporation for gene therapy, supports a number of clinical studies and is the recipient of a significant appropriation from the U.S. Department of Defense to develop electroporation devices. We feel that the acquisition represents a consolidation within the industry that will serve to strengthen our position as a leader in EPT.

        In January 2005, we completed a private placement to accredited investors whereby we sold 1,540,123 shares of our common stock at a purchase price of $4.05 per share and issued warrants to purchase 508,240 shares of our common stock at an exercise price of $5.50 per share, which resulted in aggregate cash proceeds of $3.03 million (assuming no exercise of the warrants). A portion of this private placement involved investors who converted $3.2 million of their previous investment in our Series C Preferred Stock into 790,123 shares of the common stock issued as part of this private placement with no associated cash proceeds to us.

        In December 2004, we announced the initiation of a clinical study at the Moffitt Regional Cancer Center to treat melanomas injected with a cytokine gene followed by electroporation. This study is a first for the combined use of DNA with electroporation in humans and highlights our pioneering efforts with DNA and that of our other partners Vical and Merck. If successful, we have rights to the proprietary method being used at Moffitt (which is held by RMR Technologies and licensed to us) and could subsequently enter into a licensing deal with a partner for the treatment of melanoma.

        In October 2004, we announced the extension of our licensing deal with Vical to include the development of HIV DNA vaccines using electroporation. This expands the existing license to include HIV and increases the milestone and royalty payments we would receive from the successful development of this vaccine by Vical or its future partners.

        In August 2004, we announced that we had been awarded a grant by the National Institutes of Health to conduct research in the field of vascular gene therapy. The $100,000 Phase I grant entitled "Ex vivo venous gene delivery by pulsed electric fields," was awarded through the Small Business Innovative Research ("SBIR") program and may be followed, upon evaluation, by a Phase II award of up to $1.0 million. Vascular diseases are the number one cause of death in the U.S and other industrialized countries. Vascular transplants, a frequently used method to treat these diseases, unfortunately suffer from a high failure rate, resulting in a significant unmet treatment need. The SBIR grant will support our research aimed at making vascular transplants more effective and longer lasting.

        In May 2004, we closed a private preferred share placement and raised an aggregate of $10.9 million through the sale of our Series C Cumulative Convertible Preferred Stock to institutional and accredited investors. All proceeds from the sale of the Series C Preferred Stock were received as of December 31, 2004.

        In May 2004, we announced a significant licensing deal with Merck for the development of Merck's DNA cancer and infectious disease vaccines. The terms of the agreement include milestone and royalty payments for successful completion of the clinical development of the vaccines by Merck. Merck will also reimburse us for the co-development of a proprietary electroporation system for the delivery of the Merck DNA vaccines. In addition, Merck and Genetronics will execute a supply and licensing agreement according to a timeline mutually agreed upon by the companies.

        In March 2004, we announced the selection of Quintiles Transnational Corp., a leading global pharmaceutical services organization, as the clinical research organization ("CRO") for our clinical trials in the U.S. and EU for the treatment of head and neck cancer.

        In March 2004, we announced that we have begun treating patients with new and recurrent primary squamous cell carcinoma of the head and neck ("SCCHN") in a post European regulatory approval clinical study. The clinical study is designed to support the commercialization of our MedPulser Electroporation Therapy System in the EU. The European clinical study will facilitate adoption of the technology by thought leaders and allow us to apply for reimbursement. Prior clinical trials established the safety and performance of the MedPulser Electroporation Therapy System for the treatment of SCCHN, leading to approval for sale in the EU based on achieving the CE Mark.

        During the first quarter of 2004, we initiated two Phase III head and neck clinical trials in the U.S. and EU. In February 2004, we announced that we have completed the Special Protocol Assessment review process with the FDA for the two Phase III pivotal studies to evaluate the use of our MedPulser Electroporation Therapy System as a treatment for recurrent and second primary SCCHN. Several Institutional Review Boards ("IRB") in the U.S. have approved the two protocols to date, and we have initiated patient enrollment. These trials compare EPT to surgery using a primary endpoint of function preservation and secondary endpoints of local tumor control, disease-free survival and overall survival. Shifting from a primary endpoint of survival to a quality of life outcome allows us to carry out clinical trials that we expect may be faster, less costly and have a higher likelihood of success. As a result, our previously announced Phase III head and neck trials focusing on survival as a primary endpoint have been discontinued.

        In February 2004, we announced that we have entered into an agreement with RMR Technologies, LLC ("RMR"), to permit us to commercialize RMR's electroporation methods and devices on a worldwide exclusive basis. This extends a long-standing relationship with University of South Florida scientists and RMR founders Drs. Richard Heller, Mark Jaroszeski, and Richard Gilbert, dating back to the co-development of our CE marked MedPulser Electroporation Therapy System for the treatment of solid malignant tumors including head and neck cancers.

        In January 2004, we announced that we have been granted two new U.S. patents. The first patent includes claims to novel, less severe methods for delivering an agent, such as a drug or polynucleotide, into a cell. We believe that this patent enhances the intellectual property for the oncology, gene therapy and DNA vaccine applications of electroporation. The second patent includes claims to methods for reducing changes in target muscle tissue from the application of an electric field, the key elements including electric pulsing parameters. We believe this patent has applicability in the field of gene therapy and DNA vaccines.

BUSINESS OBJECTIVES

        Going forward, we have the following business objectives:

  1.
  Conclude patient enrollment in phase III recurrent and second primary head and neck cancer study in the U.S. and EU (see "Oncology—Overview");

  2.
  Conclude the European pre-marketing clinical study in new and recurrent primary SCCHN to support the commercialization of our MedPulser Electroporation Therapy System in the EU (see "Oncology—Overview");

  3.
  Conclude the European pre-marketing clinical study for new and recurrent primary skin cancers to support commercialization of the MedPulser Electroporation Therapy System (see "Oncology—Overview");

  4.
  Develop additional indications, such as breast and pancreas cancers (see "Oncology—Overview");

  5.
  Obtain codes for reimbursement and early sales of the MedPulser Electroporation Therapy System for the treatment of head and neck or cutaneous cancers in the EU (see "Oncology—Overview");

  6.
  Enter into further industry relationships for the use of our EPT technology in the delivery of specific genes (see "Gene Therapy—Overview");

  7.
  Initiate additional Phase I human clinical studies involving the use of electroporation with DNA, most likely in the areas of infectious disease and cancer (see "Gene Therapy—Overview"); and

  8.
  Conclude a strategic license with a partner in the U.S. and/or EU for the marketing rights to the MedPulser Electroporation Therapy System in oncology.

DRUG AND GENE DELIVERY

        We develop equipment that is designed to allow physicians to use EPT to achieve more efficient and cost-effective delivery of drugs or genes to patients with a variety of illnesses. Although there are many diseases where improved drug or gene delivery is important, we believe that our greatest opportunities lie in applying EPT in the areas of oncology and gene therapy (including DNA vaccines) where we are focusing our major efforts.

ONCOLOGY

OVERVIEW

        In the area of oncology, we have initiated Phase III clinical trials and have completed Phase II clinical trials in the United States using the MedPulser Electroporation Therapy System to deliver bleomycin for the treatment of late stage head and neck cancer. Bleomycin is an effective generic chemotherapeutic agent that induces single and double strand DNA breaks in cancer cells. However, because of its size and electrical charge, it is difficult to deliver across the cell membrane. We have chosen bleomycin as the chemotherapeutic agent for the treatment of cancer because of its unmatched efficacy as a chemotherapeutic agent when delivered by electroporation. Bleomycin has been approved by the FDA, the Health Protection Branch in Canada and across the EU, and has been used as a chemotherapeutic agent in North America for the treatment of certain cancers for more than 25 years.

        Initially, we made head and neck ("H&N") and cutaneous cancers our highest priority. A Phase II trial using EPT and bleomycin to treat late stage recurrent H&N squamous cell carcinoma produced a 25% complete response and 57% objective response, which we believe are excellent results at this disease stage. In a European early stage oral cavity squamous cell carcinoma trial, 16 out of 20 patients (80%) showed no viable cancer cells after four weeks, which we believe validates EPT's potential as a primary treatment for H&N cancer. In a cutaneous cancer trial, 130 of 146 tumors (89%) demonstrated a complete response. Using significantly smaller chemotherapeutic doses than in conventional chemotherapy, results to date indicate that EPT matches or exceeds tumor response and survival results of current traditional therapies while preserving healthy tissue, and results in minimal systemic drug distribution and related side effects, and potentially lower treatment costs. EPT may preserve a patient's appearance or ability to speak, smell, eat, or taste, and this may uniquely enhance the quality of life of patients suffering from cancer's harsh effects.

        We have completed a number of other clinical studies in the EU using the MedPulser Electroporation Therapy System to deliver bleomycin for the treatment of liver and pancreatic cancer, basal cell carcinoma and Kaposi's sarcoma. The results from the clinical studies we carried out in Europe have allowed us to obtain a CE Mark certification qualifying the MedPulser Electroporation Therapy System for sale in Europe. We are continuing to carry out and expand our market seeding clinical studies in the EU using the MedPulser Electroporation Therapy System to deliver bleomycin for the treatment of skin cancer and both early and late stage head and neck cancer.

        In addition to our work in head and neck cancer, we plan to use the MedPulser Electroporation Therapy System to deliver bleomycin for the treatment of other cancers. We are currently reviewing a number of other cancer indications in order to assess our competitive advantage for the treatment of cancers and the size of the market that we might serve. The next application for which we are preparing protocols for submission to the FDA is for the treatment of disfiguring cutaneous cancers where patients may benefit from the tissue and function-sparing attributes of EPT and bleomycin.

PARTNERSHIPS AND COLLABORATIONS

        On September 20, 2000, the University of South Florida Research, Inc. ("USF") granted us an exclusive, worldwide license to its rights for certain patents and patent applications generally related to needle electrodes. We jointly developed these electrodes with USF. The terms of the exclusive license include a royalty to be paid to USF based on net sales of products under the license. As of December 31, 2004, no royalty had accrued as no sales were generated from this product. In connection with the acquisition of this exclusive license, we issued 37,500 shares of our common stock and warrants to purchase 150,000 shares of our common stock at $9.00 per share (some of which will vest subject to the occurrence of specified milestones) to USF and its designees, Drs. Heller, Jaroszeski, and Gilbert.

        On August 8, 2000, we entered into a new supply agreement with Abbott Laboratories ("Abbott") to purchase the approved anti-cancer drug bleomycin for use in the United States with our MedPulser Electroporation Therapy System after regulatory approval had been granted for its use for the treatment of patients with solid tumor cancers. Under a separate agreement, we entered into a supply agreement with Faulding, Inc. to purchase bleomycin for use in Canada after regulatory approval had been granted for its use. Both agreements provide that we may purchase bleomycin from time to time in accordance with the terms of the respective agreements.

MARKET

        We hope to market our MedPulser Electroporation Therapy System to deliver chemotherapeutic agents, such as bleomycin, for the treatment of cancer. We believe that EPT can address many diseases, but we have focused on oncology's significant unmet needs. There is still much that scientists do not know about cancer; consequently, there are significant unmet needs in its treatment. We have initially targeted those indications, such as head and neck cancer, for which current treatments result in a poor quality of life and very high mortality rates.

TREATMENT OF HEAD AND NECK TUMORS

        The use of EPT is quite simply understood and easy to apply:

  •
  The physician selects and connects the sterile applicator appropriate for the nature and location of the tumor.

  •
  The patient is given general anesthesia in a hospital operating room setting. Certain future applications may require only local anesthesia.

  •
  The drug is injected into the selected tissue, followed by a brief interval lasting only a few minutes.

  •
  The applicator needles are then inserted into the tumor.

  •
  The physician activates the electrical pulse using a foot pedal or hand switch.

  •
  For a larger tumor or area, the applicator is reinserted in an overlapping pattern to cover the entire tissue area requiring treatment.

  •
  After treatment, the needle array applicator is discarded.

        The entire procedure can be completed within 20 minutes or less and typically needs to be done only once. The dosage of drug used is based on tumor volume and is typically a small fraction (one-third to as little as one-fiftieth) of the dosage that would be used if injected systemically into the patient's blood during chemotherapy. As a result of the lower dosage administered locally, side effects have been minimal. No episodes of injury to normal (non-tumor) tissue adjacent to the tumors have been observed in the patients treated to date.

CLINICAL TRIALS—Head and Neck Cancer

Current International Trials

        We are enrolling patients in our two Phase III pivotal studies to evaluate the use of the MedPulser Electroporation Therapy System as a treatment for recurrent and second primary SCCHN. Both trials have sites in North America and Europe and both protocols will compare our MedPulser Electroporation Therapy System to surgery in patients with resectable recurrent or second primary SCCHN. The primary endpoint is to demonstrate that patients treated with electroporation therapy have superior preservation of function (e.g. eating in public, diet, and talking) compared with those who have surgery, as well as showing local tumor control and survival that are equivalent to results achieved by surgical treatment. The secondary endpoints include comparison of quality of life, safety, and pharmacoeconomics.

        In late 1997, the FDA granted us clearance to initiate multi-center Phase II clinical trials in the United States utilizing the MedPulser Electroporation Therapy System in combination with bleomycin to treat squamous cell carcinoma of the head and neck in late stage patients who had failed conventional therapies such as surgery or chemotherapy. We also obtained IND clearance from the Canadian Health Protection Branch to initiate the Phase II trials in Canada. Two Phase II protocols were initiated. The first Phase II was a single crossover controlled study evaluating the effectiveness of the MedPulser Electroporation Therapy System with bleomycin to treat tumors that failed an initial bleomycin-alone treatment. The second Phase II protocol was a single arm study that evaluated the effect of EPT with bleomycin as the only treatment.

        Twenty-five patients (37 tumors) were enrolled in the crossover-controlled study and initially received bleomycin-alone treatment. No tumors showed a complete response1 and only one tumor demonstrated a partial clinical response2. Seventeen of these patients subsequently had lesions treated with bleomycin and EPT. Of the 20 lesions treated, 55% achieved an objective clinical response3.

        In the open-label Phase II (single arm) study, all patients received full bleomycin and EPT as their initial treatment. Among the 25 patients (31 tumors) treated, 58% achieved an objective clinical response.

        In a similar open-label single arm study conducted in France, 56% of lesions achieved an objective clinical response, consistent with the North American results.

        More recently, market seeding trials in the EU evaluated bleomycin and EPT for localized primary or recurrent oral cavity squamous cell carcinoma. Sixteen of 20 patient tumors (80%) had no evidence of cancer cells by histopathology assessment following bleomycin EPT four weeks after treatment, which we believe validates the potential of EPT as a primary local treatment for H&N cancer.

        The results of these H&N cancer studies are provided in the table below.

				Objective Tumor Response[3]
Study	H&N Cancer Type / Treatment	# Patients	# Tumors	Responding Tumors	Non-Responding Tumors
Phase I/II North America	Advanced Bleo-EPT	10	10	8 (80%)	2 (20%)
Phase II—Study 1 North America	Advanced Bleo-alone	25	37	1 (3%)	36 (97%)
Phase II—Study 1 (cross-over) North America	Advanced Bleo-EPT	17	20	11 (55%)	9 (45%)
Phase II—Study 2 North America	Advanced Bleo-EPT	25	31	18 (58%)	12 (42%)
Phase II—Study 3 EU	Advanced Bleo-EPT	12	18	10 (56%)	8 (44%)
Market Seeding EU	Primary and Early Recurrent Bleo-EPT	20	20	16 (80%)	4 (20%)

1
Complete response means that no sign of the tumor is present.

2
Partial response is > 50% reduction in tumor volume.

3
Objective tumor response includes complete and partial responses to treatment.

Pre-Marketing Studies

        We are enrolling patients in two post European regulatory approval clinical studies, one in patients with primary or recurrent SCCHN and one in patients with primary or recurrent cutaneous or subcutaneous tumors. Both studies are consistent with the approved intended use of the MedPulser Electroporation Therapy System and are designed to support the commercialization in the EU. Prior clinical trials established the safety and performance of the MedPulser Electroporation Therapy System for the treatment of these tumors, leading to approval for sale in the EU based on achieving the CE Mark. The European clinical studies will:

  •
  document the clinical and pharmacoeconomic benefits of the MedPulser Electroporation Therapy System in support of reimbursement approval throughout Western Europe;

  •
  establish centers of excellence to facilitate early sales;

  •
  create a reference and customer base among key opinion leaders for a projected European commercial launch in 2005; and

  •
  generate safety and efficacy data to support marketing applications in North America.

        Each study will enroll approximately 100 patients with primary or recurrent SCCHN and cutaneous and subcutaneous tumors at about 30 hospitals located in the UK, Germany, Italy, France, Austria, and other western European countries. The studies will evaluate the MedPulser Electroporation Therapy System's pharmacoeconomic impact on the cost of operative and post-operative care. It will also examine patient quality of life, preservation of organ function (i.e. ability to speak, swallow, and eat in public), and local tumor control. These data will help to define the overall benefits of the MedPulser Electroporation Therapy System for the treatment of SCCHN relative to surgery, the standard of care, which frequently compromises a patient's ability to speak or swallow and may be grossly disfiguring. The European studies differ from the current U.S. Phase III clinical trials, which are controlled two-armed trials for the purpose of filing a Pre-Market Approval ("PMA") application in the U.S. and are restricted to the treatment of recurrent SCCHN.

        In late 1997 and early 1998, we received regulatory approval to initiate clinical trials in France for head and neck cancer, metastatic cancer of the liver, pancreatic cancer, metastatic melanoma and Kaposi's sarcoma and in Australia to initiate an expanded metastatic melanoma study. These trials involved treating multiple lesions with bleo-EPT and control lesions with bleomycin-only on each patient. The overall results of the cutaneous and subcutaneous cancer studies sponsored by us is provided in the table below.

		Bleo-EPT Tumor Response		Bleo-alone Tumor Response
Study	# Patients	# Lesions	Objective Response	# Lesions	Objective Response[4]
Melanoma	44	178	141 (79%)	61	13 (21%)
BCC	25	64	64 (100%)	8	1 (13%)
KS	5	13	13 (100%)	11	6 (55%)

4
Objective tumor response includes complete and partial responses to treatment.

        The overall average tumor response rate following EPT with bleomycin to cutaneous and subcutaneous cancer was 86% (ranging from 79% for metastatic melanoma to 100% for basal cell carcinoma ("BCC") and kaposi's sarcoma ("KS") compared with an overall tumor response rate of 25% for bleomycin-alone treated lesions (ranging from 13% for BCC, 21% for metastatic melanoma to 55% for KS cancer).

        These trials were initiated to demonstrate the MedPulser Electroporation Therapy System device's safety and performance in treating a variety of solid tumors in support of CE Mark certification in accordance with the essential requirement of the Medical Device Directive 93/42/EEC. We received CE Mark certification in March 1999. To date, the MedPulser Electroporation Therapy System is CE marked as an electroporation device indicated for the treatment of head and neck cancer and for cutaneous and subcutaneous cancers with bleomycin. This certification allows us to market our MedPulser Electroporation Therapy System within the countries of the European Union.

        In December 2004, we initiated a Phase I clinical trial with the H. Lee Moffitt Cancer Center using our MedPulser Electroporation Therapy System to deliver plasmid DNA to tumors with the aim of treating malignant melanoma. The trial is sponsored by the H. Lee Moffitt Cancer Center and will measure the safety of our Medpulser Electroporation Therapy System to deliver plasmid DNA into tumor cells to mount an immune response. In this Phase I open-label study, plasmid DNA encoding a cytokine is delivered directly to tumors in patients with malignant melanoma through electroporation using the MedPulser Electroporation Therapy System. This technology enables the entry and significant uptake of plasmid DNA into the tumor cells, ultimately leading to cytokine production. The intent of this procedure is to induce an immune response that will eliminate the cancer.

RESEARCH AND DEVELOPMENT

        We have historically directed our research and development activities to the areas of oncology, gene therapy, vascular therapy, transdermal delivery and dermatology. Currently, our areas of focus are oncology and gene therapy.

        The following table summarizes our programs in the area of oncology, the primary indications for each product and the current status of development. "Pre-Clinical Studies" means the program is at the stage where results from animal studies have been obtained. "Human Clinical Studies" means that human data is available. In March 1999, we received CE Mark certification in the EU. This certification allows us to market our MedPulser Electroporation Therapy System within the countries of the EU. Commercial launch is dependent on having compelling data from the ongoing market seeding trials and pharmacoeconomic data with which to obtain national reimbursement or hospital purchasing under approved codes.

Clinical Development Status

	Pre-Clinical Studies		Human Clinical Studies*
Progress in Pre-Clinical Development and Clinical Trials Applications	In Vitro	In Vivo	Phase I	Phase II	Phase III/IV ***
Therapeutic Drug Delivery
Oncology
Head & Neck	X	X	X	X	X
Cutaneous BCC & SCC	X	X	X	X	X
Melanoma	X	X	X	X	X
Kaposi's Sarcoma	X	X	X
Pancreas	X	X	X
Liver	X	X	X
Breast	X	X			X
Prostate	X	X
Hepatocellular Carcinoma	X	X
Lewis Lung Carcinoma	X	X
Non-Small Cell Lung	X	X
Fibrosarcoma	X	X
Glioma	X	X
Ovarian	X
Dermatology
Vitamin C	X	X
Warts	X	X
Vascular
DNA Delivery
DNA Vaccines	X	X
Gene Therapy	X	X	X**
Gene Immunotherapy			IP****

X	= Completed

IP	= In Progress
*	Efficacy studies conducted in North America with approval of selected clinics' Investigational Review Boards (IRB) or in the EU by clinics' Ethics Committees
**	Ex-vivo Phase I study
***	Phase IV trial in EU only
****	Phase I trial with Cytokine DNA at Moffitt Cancer Center

        Our research and development efforts in the field of oncology will focus on preparing for a strategic alliance with a major partner in oncology, expanding applications of the MedPulser Electroporation Therapy System, and designing the next generation of EPT devices. Preparations for forging a strategic alliance include the organization and summarizing of engineering, pre-clinical and clinical data and records to be able to convey information to strategic partners in the most effective manner. The expansion of the MedPulser Electroporation Therapy System to additional applications is intended to involve pre-clinical and engineering work regarding the treatment of additional types of cancers, and the design and manufacture of new types of electrode applicators, such as an applicator for treating laryngeal cancer. We intend to develop second-generation EPT devices for cancer treatment to include devices causing reduced muscle contractions and a device specifically targeted for treating deep-seated tumors, such as prostate tumors. Finally, we intend to continue to strengthen our intellectual property position in the oncology area by pursuing patent protection of any new inventions.

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

Radiation Therapy

        Radiation therapy's high-energy rays, generated by an external machine, or by radioactive materials placed directly into or near the tumor, are used to damage and stop growth of malignant cells. It is typically used in place of or in conjunction with surgery, or afterwards to destroy remaining cancer cells. It damages healthy cells surrounding the target area and takes several weeks to administer.

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

        The cytotoxicity of many existing anti-cancer drugs is well proven, but their systemic application in required high dosages produces many detrimental side effects, including alopecia (loss of hair), nausea, vomiting, myelosuppression and in some cases drug resistance.

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

Photodynamic Therapy

        Photodynamic therapy ("PDT") uses intravenous administration of a light-activated drug that naturally accumulates in malignant cells. A non-thermal laser is used to activate the drug, producing free radical oxygen molecules that destroy the cancer. PDT has low risk of damage to adjacent normal tissue, the ability to retreat, and can be used concurrently with other treatment modalities. A major side effect of PDT is photosensitivity that can last up to eight weeks. Other side effects include nausea and vomiting. This method is limited to penetration just below the skin or organ lining.

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

DNA DELIVERY

OVERVIEW

        In the context of this section, DNA delivery refers to the transfer of therapeutic DNA molecules into cells of humans or animals to prevent or treat diseases. Therapeutic DNA delivery can be performed either ex vivo or in vivo. Ex vivo DNA delivery involves the delivery of DNA into cells outside the body. Typically, a small amount of tissue or blood is removed from the patient and the cells within that tissue are propagated outside the body. After they have grown to a sufficient mass, new genetic information in the form of DNA is introduced into the cells. The genetically modified cells, typically blood, bone marrow or other cells, are then returned to the patient, usually by blood transfusion or direct engraftment. In vivo DNA delivery is the introduction of genetic information directly into cells within the patient's body. Theoretically, any tissue or cell type in the body can be used, and the choice is dependent upon the specific goals of treatment and indications being treated. For internal tissue targets, a gene may be transfused through the blood stream to the organ or site of action, or it may be injected at the desired site and then electroporated to allow the gene to pass through the cell membrane of the cells present at the treatment site. Once the DNA is inside the cell, it finds its way to the nucleus where RNA copies are made from the therapeutic genes encoded in that DNA. The RNA copies are then translated into specific proteins, which either accumulate inside the cell or are secreted into the cellular environment from where they eventually enter the lymph or blood stream. Thus, therapeutic genes may either act locally or systemically.

        Both for DNA vaccines and gene therapy, effective DNA delivery technologies are crucial. Many of the leading scientists in these fields have pointed out that the major obstacle to success has been the lack of safe, efficient, and economical methods of delivering DNA.

        Methods in the past, including a variety of viral vectors, lipid formulations, the "gene gun" approach, and "naked" DNA injection, have not been successful. Reasons include toxicity, safety issues, low efficiency, and concerns about economic feasibility. Of the more than 600 gene therapy and DNA vaccine clinical trials started in the U.S. to date, none have progressed to regulatory approval. We believe that the DNA delivery problem must be solved if the promise of gene therapy and DNA vaccines are to be fulfilled.

        The simplest DNA delivery mode is the injection of "naked" plasmid DNA into target tissue, usually skeletal muscle. This method is safe and economical but inefficient in terms of cell transfection. Transfection is the process of transferring DNA into a cell across the outer cell membrane. However, when naked DNA injection is followed by electroporation of the target tissue, transfection efficiency is generally enhanced 100 to 1000-fold. This increase makes many gene therapy and DNA vaccination projects feasible without unduly compromising safety or cost. We believe we are a leading company in the field of in vivo DNA delivery.

        In recent years, DNA vaccine projects have increased in number and scope while pharmaceutical companies have slowed or shelved most gene therapy projects. This shift was prompted both by serious incidents in the gene therapy area caused by the toxicity of viral vectors, and by a strong demand for better vaccines. Within a few years, surprisingly rapid progress has been achieved in the development and testing of DNA vaccines. This trend is also reflected in our shift from gene therapy to DNA vaccines. The latter are now the subject of most of our DNA delivery projects and partnerships. In December 2004, the first patient was treated with EPT and DNA and we anticipate to initiate, together with our partners, additional Phase I clinical trials using our EPT and DNA technology.

        We believe that the greatest obstacle to making DNA vaccines and gene therapy a reality, namely the safe, efficient, and economical delivery of the DNA construct into the target cells, may be surmounted by our electroporation technology. The instrumentation we use for high-efficiency in vivo gene transfer is derived from the instrumentation we developed for intratumoral and transdermal drug delivery, an extension of the Medpulser Electroporation Therapy System. We believe electroporation may become the method of choice for DNA delivery into cells in many applications of DNA vaccination and gene therapy.

DNA VACCINES

        DNA vaccines consist of DNA molecules that are introduced into cells of humans or animals with the purpose of evoking an immune response, either to prevent a disease (prophylactic vaccines) or to treat an existing disease (therapeutic vaccines). The information encoded in the vaccine DNA molecules directs the cells to produce proteins ("antigens") that trigger the immune system to mount two responses-the production of antibodies and the activation of "killer cells." These responses can neutralize or eliminate infectious agents (viruses, bacteria, and other microorganisms) or abnormal cells (e.g. malignant tumor cells). DNA vaccines have several advantages over traditional vaccines in that they are completely non-pathogenic, may be effective against diseases which cannot be controlled by traditional vaccines, and are relatively easy and inexpensive to produce. These vaccines are also stable at normal environmental conditions for extended periods of time and do not require continuous refrigeration. A potentially major advantage of DNA vaccines is their short development cycle. In principle, vaccines against new infectious agents may be developed within weeks or months, as opposed to traditional vaccines that take years for development.

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

GENE THERAPY

        Gene therapy, as well as DNA vaccination, involves the introduction of new genetic information into cells for therapeutic purposes. However, in gene therapy, cells of the body are transfected with a specific gene to compensate for a genetic defect that results in a deficiency of a specific protein factor. In this context, one goal of gene therapy is to convert target cells or tissues into "protein factories" for the production and secretion of a normal protein for local or systemic treatment. Many genetic illnesses, including those currently treated by regular injection of a missing protein, can potentially be "cured" by supplying the functional gene to a sufficient number of cells under conditions which allow these cells to produce a therapeutically effective dose of the protein.

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

STRATEGY

        In advanced pre-clinical trials, our technology has enabled high levels of DNA uptake and gene expression without significant acute side effects. Based on the results obtained, we believe that our technology is well suited as compared to competing technologies to meet the requirements for DNA vaccines and gene therapy. We have adopted the strategy of co-developing DNA vaccine and gene therapy applications with corporate partners where possible, or licensing our gene delivery technology for specific genes or specific medical indications. In most cases, we provide proprietary instruments and expertise to optimize the delivery of genes for particular applications, and a partner company provides its proprietary gene or gene regulation technology. Our collaboration with partners allows pre-clinical research and clinical trials to be undertaken which may lead to the introduction of a new treatment and/or products in the marketplace at a rate and range which we would not be able to support on our own. Our goal is to enter into additional agreements to license our EPT technology for use in the delivery of specific genes in 2005 and 2006. See "Business Objectives" for further discussion of our corporate strategy and goals.

PARTNERSHIPS AND COLLABORATIONS

DNA VACCINES

        In January 2005, we acquired privately-held Inovio AS, a Norwegian company. Inovio's use of electroporation for gene therapy and DNA vaccines is a complement to our existing electroporation therapy program. The acquisition expands our intellectual property in electroporation, expands the number of agreements with major pharmaceutical companies, and provides for the near-term initiation of a Phase I/II DNA vaccine clinical trial.

        In October 2004, we entered into an agreement with Vical Incorporated wherein Vical received an option to license HIV and IL-2 as targets. This agreement is an extension of our October 2003 agreement with Vical. Under this agreement, Vical has an option to a worldwide exclusive license for the use of our proprietary in vivo electroporation delivery technology in combination with Vical's vaccine and therapeutic DNA technology for undisclosed targets. Upon completion of a collaborative research program, this partnership could lead to a definitive licensing agreement, encompassing multiple indications with the potential for commercialization.

        In May 2004, we announced that we had signed a collaboration and licensing agreement with Merck & Co., Inc. ("Merck") to develop and commercialize our MedPulser DNA Delivery System, which will be developed for use with certain of Merck's DNA vaccine programs. This development and commercialization agreement is an extension of an initial evaluation agreement that was established in 2003. Under the terms of the agreement, Merck receives the right to use our proprietary technology initially for two specific antigens with an option to extend the agreement to include a limited number of additional target antigens. In addition, Merck obtains a non-exclusive license to the intellectual property related to the initial two specific antigens. The companies will co-develop certain components of the electroporation system designed for administering DNA vaccines. Merck will be responsible for all development costs and clinical programs.

        In December 2003, we announced the extension of our collaboration with Chiron to continue to explore the delivery of its proprietary DNA vaccine for HIV using EPT, with the potential for possible clinical development. We previously had entered into evaluation and option agreements with Chiron for the delivery of one or more of Chiron's DNA vaccines for the treatment of infectious diseases using our DNA delivery technology. In accordance with these agreements, we have granted an option to Chiron, during the terms of the agreements and for three months thereafter, to license our EPT technology for use in the field of certain DNA vaccines. The extension of these agreements expires on May 21, 2005.

GENE THERAPY

        In August 2004, we announced that we had been awarded a grant by the National Institutes of Health to conduct research in the field of vascular gene therapy. The $100,000 Phase I grant, entitled "Ex vivo venous gene delivery by pulsed electric fields," was awarded through the Small Business Innovative Research (SBIR) program and may be followed, upon evaluation, by a Phase II award of up to $1.0 million. Vascular diseases are the number one cause of death in the U.S. and other industrialized countries. Vascular transplants, a frequently used method to treat these diseases, unfortunately suffer from a high failure rate, resulting in a significant unmet treatment need. The SBIR grant will support our research aimed at making vascular transplants more effective and longer lasting.

        In February 2004, we entered into an agreement with RMR to permit us to commercialize RMR's electroporation methods and devices on a worldwide exclusive basis. This extends a long-standing relationship with the University of South Florida scientists and RMR founders Drs. Richard Heller, Mark Jaroszeski, and Richard Gilbert, dating back to the co-development of our CE marked MedPulser Electroporation Therapy System, for treatment of all types of solid tumors including head and neck cancers. RMR is the collective effort of three scientists, collaborating with the University of South Florida and the H. Lee Moffitt Cancer Center and Research Institute.

        In November 2001, we entered into a non-exclusive license and supply agreement with Valentis to use our MedPulser Electroporation Therapy System for the development of certain Genemedicine™ products. When combined with Valentis' GeneSwitch™ gene regulation system, EPT allows researchers to control the level and duration of gene expression in cells for up to several months.

        The research carried out under the above agreements may result in our entering into long-term license agreements with the other parties and should provide us with additional data that we believe will assist us in assessing the efficacy of using our MedPulser Electroporation Therapy System for delivery of DNA vaccines and gene delivery and should further assist us in our other licensing and commercialization efforts.

        In December 2004, we initiated a Phase I clinical trial with the H. Lee Moffitt Cancer Center using our MedPulser Electroporation Therapy System to deliver plasmid DNA to tumors with the aim of treating malignant melanoma. The trial is sponsored by the H. Lee Moffitt Cancer Center and will measure the safety of Genetronics' electroporation system to deliver plasmid DNA into tumor cells to mount an immune response. In this Phase I open-label study, plasmid DNA encoding a cytokine is delivered directly to tumors in patients with malignant melanoma through electroporation using the MedPulser Electroporation Therapy System. This technology enables the entry and significant uptake of plasmid DNA into the tumor cells, ultimately leading to cytokine production. The intent of this procedure is to induce an immune response that will eliminate the cancer.

        In addition to the above collaboration and licensing arrangements, we may develop our own gene therapeutic through early stage clinical trials and partner the product for late stage clinical development and marketing. We may have to negotiate license(s) for genes or other components of the product if they are not in the public domain.

MARKET

DNA VACCINES

        We believe that there is a significant unmet clinical need to develop more efficacious vaccines that stimulate cellular immunity or can be applied in therapeutic settings such as cancer, hepatitis C or HIV infection. For these applications, scientists believe that DNA vaccines may offer an improvement over classical vaccination. Our scientists believe that electroporation of naked DNA is critical in maximizing the efficiency of DNA vaccination in meeting the unmet clinical need for therapeutic vaccines. We therefore plan to work with its corporate partners to develop electroporation for the delivery of DNA vaccines to capture what some analysts consider a multi-billion dollar market opportunity. DNA vaccines also represent a technology platform that is of interest to government agencies concerned with warfighter preparedness and bioterrorism threat prevention. We are working with the U.S. government to develop the technology for selected infectious disease targets.

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

Programs	Development Status	Ongoing Partnership or Collaboration
In vivo Gene Transfer to Muscle or Tumor
(a) Cytokines	Ph. I clinical trials	Moffitt Cancer Center, Vical (pre-clinical)
(b) DNA vaccines	Pre-clinical data	Merck, Vical, Chiron, U.S. Navy
(c) Hormones	Pre-clinical data	Valentis, U.S. Navy
In vivo Gene Transfer to Skin —hormones, regulatory proteins	Pre-clinical data	U.S. Navy; University of Pennsylvania
In vivo Gene Transfer to Blood Vessels —undisclosed gene	Pre-clinical data

        We intend to proceed with the joint projects that we are currently working on with our partners as set out above. We also intend to expand ongoing collaborations and forge new alliances and research collaborations with the goal of having these relationships mature into licensing agreements.

        In addition, we may complete pre-clinical research for other DNA delivery projects that we intend to carry out ourselves. Projects presently under evaluation are focused on developing therapeutic vaccines for infectious diseases. Other research and development activities will target improvements in DNA delivery, both in vivo and ex vivo, and the strengthening of our intellectual property position in the fields of DNA delivery, gene therapy, and DNA vaccines.

COMPETITION

        The main competitive technologies in the area of DNA delivery are the following:

  •
  Viral DNA delivery;

  •
  Lipid DNA delivery; and

  •
  The injection of "naked" DNA.

        To our knowledge, we are presently the only U.S. company that has publicly announced that it has the capability to manufacture electroporation equipment under the Quality System Regulations ("QSRs"). Our competitors include several companies that either have rights to intellectual property related to electroporation devices, to electroporation methods, or to applications of electroporation.

MEDPULSER ELECTROPORATION THERAPY SYSTEM

OVERVIEW

        The MedPulser Electroporation Therapy System is designed for the clinical application of EPT. In the field of oncology, the MedPulser Electroporation Therapy System is used to treat tumors by the local application of a controlled electric field to targeted tumor tissues that have been previously injected with a chemotherapeutic agent, typically bleomycin. The controlled short duration electric field pulses temporarily increase the cellular membrane permeability within the tumor, thus allowing the chemotherapeutic agent to more easily enter the tumor cells and kill them.

        The system has two components: (1) a pulse generator that creates the electric field; and (2) a sterile, disposable electrode applicator for single patient use. Applicators presently used contain needle electrode arrays that are inserted into the tumor tissue.

        The pulse generator is designed for ease of use, such that minimal user input is needed to apply the therapy. Based on the size and anatomical location of the tumor to be treated, a physician selects the most appropriate electrode applicator. The applicator is then connected to the pulse generator of the MedPulser Electroporation Therapy System and sends configuration information for that particular applicator size and shape to the pulse generator, which automatically selects the appropriate treatment parameters. Currently, several different electrode applicator configurations are available. The applicators vary in needle length, needle gauge, electrode needle spacing, tip angle and handle configuration to allow the physician to access a wide range of tumors.

        New models of electrode applicators will be considered in the future to address customer needs. The system is designed such that the installed base of the MedPulser Electroporation Therapy System instruments allows for a wide variety of new electrode applicator configurations. In addition, the system incorporates other features to minimize the possibility of applicator reuse as well as prevent the use of competitive applicators with the MedPulser Electroporation Therapy System. The commercial version of the MedPulser Electroporation Therapy System has been certified by an independent test laboratory as meeting strict international product standards.

        In the U.S., the MedPulser Electroporation Therapy System and bleomycin are currently regulated as a combination drug-device system. As a result, we will be required to obtain both drug labeling and device approvals from the FDA. For drug labeling approvals, we have filed an IND and have successfully completed Phase I and II clinical trials. We are currently engaged in Phase III clinical trials and after successful completion we intend to submit a U.S. New Drug Application ("NDA"). We may also submit a device Pre-Market Approval or 510(k) for FDA approval as a device. We are unable, due to the complexities of completing Phases I, II, and III clinical trials, to estimate the length of time or cost involved in obtaining approvals from the FDA.

        In most of the rest of the world, we anticipate that the MedPulser Electroporation Therapy System will be regulated as a device. In the EU, the MedPulser Electroporation Therapy System comes under Medical Device Directive 93/42/EEC ("MDD") which means that prior to marketing the MedPulser

Electroporation Therapy System, we are required to obtain a CE Mark certification of conformity to the quality system, production and clinical investigation essential requirements of the directive. We have obtained CE Mark certification for the MedPulser Electroporation Therapy System, which allows us to market it in the European community. In many of the EU countries, bleomycin is approved for intra-tumoral, intra-lesional, local, intramuscular or subcutaneous administration. While the administration of approved drugs outside the label indication may be at the discretion of the physician and hospital pharmacist, we cannot predict with absolute certainty whether additional regulatory approvals for the combined use of the drug with our system may be required in certain countries. The costs associated with such a filing cannot be reasonably determined at this time.

MEDICAL DEVICE MANUFACTURING

        We are a medical device manufacturer and, as such, operate in a regulated industry. We must comply with a variety of manufacturing, product development and quality regulations in order to be able to distribute our products commercially around the world. In Europe, we must comply with the MDD. We have a Quality System certified by our international Notified Body to meet the requirements of the MDD and to be in compliance with the ISO13485 and ISO9001 international quality systems standards. We completed an Annex II Conformity Assessment procedure and achieved our CE Mark of the MedPulser Electroporation Therapy System in March 1999. This CE Mark clears the MedPulser Electroporation Therapy System for sale in the EU.

        In the U.S., we are required to maintain facilities, equipment, processes and procedures that are in compliance with quality systems regulations. Our systems have been constructed in compliance with these regulations and our ongoing operations are conducted within these regulations. Commercially distributed devices within the U.S. must be developed under formal design controls and be submitted to the FDA for clearance or approval. As we prepare for U.S. marketing approval, all development activity is performed according to formal procedures to ensure compliance with all design control regulations.

        We employ modern manufacturing methods and controls to optimize performance and control costs. Internal capabilities and core competencies are strategically determined to optimize our manufacturing efficiency. We utilize contract manufacturers for key operations, such as clean room assembly and sterilization, which are not economically conducted in-house. We also outsource significant sub-assemblies, such as populated printed circuit boards, where capital requirements or volumes do not justify vertical integration. As we transition from late-stage development activities into higher volume manufacturing activities, internal capabilities will be modified and added, as appropriate, to meet our changing priorities.

        Currently, the durable electronic generator in the MedPulser Electroporation Therapy System is assembled from outsourced populated printed circuit boards, and then tested, packaged and inventoried at our manufacturing facility. The disposable applicators used with the MedPulser Electroporation Therapy System are assembled and sterilized in a clean room at outside contract manufacturers. Manufacture of applicators for commercial distribution will be done in a clean room that is currently being planned at our manufacturing facility.

BTX INSTRUMENT DIVISION

        We were originally founded as Biotechnologies and Experimental Research, Inc. ("BTX") in San Diego, California in 1983. We established a reputation and leadership position in the field of electroporation by developing a product line of instruments for scientific research. BTX sold its first product in 1985. In the early 1990s, we extended our focus to include human therapeutics.

        In January 2003, we closed the sale of the non-cash assets of the BTX division to Harvard Bioscience, Inc. The terms of the sale were $3.7 million in cash, subject to possible adjustments, and a royalty on net sales of certain BTX products above certain sales targets. This transaction allowed us to focus on our electroporation-based therapies for humans.

        In April 2004, we received the final payment of $200,862 in connection with the sale of the BTX Division and recorded expenses related to this transaction of $5,000. In addition, we received a one-time settlement payment of $61,000 associated with the termination of a purchase agreement to acquire the BTX Division by a potential buyer. During the three-month period ended September 30, 2004, we realized a gain of $33,347 from the write-off of an accrued warranty liability related to the sale of the BTX division.

REVENUE AND INTEREST INCOME

        The following table provides the revenue obtained from licensing and research and development agreements and interest income, net, generated by us for the past three fiscal years. The following table sets forth our selected consolidated financial data for the periods indicated, derived from consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles.

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
License fee and milesone payments	$214,351	$5,882	$5,883
Revenue under collaborative research and development arrangements
United States	945,591	74,647	10,000
Germany	—	—	173,638
Grant revenue	7,157	—	—
Interest income, net	247,555	45,017	26,871

        We, like many biomedical companies, devote a substantial portion of our annual budget to research and development. Research and development expenses totaled $6.5 million, $2.1 million and $2.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts far exceed revenue from research arrangements and contribute substantially to our losses.

INTELLECTUAL PROPERTY

        Our success and ability to compete depends upon our intellectual property. As of December 31, 2004, we have been issued 55 U.S. patents and two additional U.S. patent applications allowed and awaiting issuance. We have also been granted patents in individual countries, including European patents that have been validated in numerous EU countries, such that we now have collectively 137 issued foreign patents in those foreign jurisdictions. We also have numerous pending patent applications in the U.S. and foreign jurisdictions. On January 25, 2005, we obtained additional U.S. patents and foreign patent applications through our acquisition of Inovio AS, a Norwegian company, including three issued U.S. patents.

EMPLOYEES

        As of February 7, 2005, we employed 35 people on a full-time basis and six people under consulting and project employment agreements. Of the combined total, 15 were in product research, which includes research and development, quality assurance, and clinical, three in engineering, six in manufacturing, and 17 in general and administrative, which includes corporate development, information technology, legal, investor relations, finance, and corporate administration. None of our employees is subject to collective bargaining agreements. We consider our employee relations to be good.

RISK FACTORS

        You should carefully consider the following factors regarding information included in this Annual Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

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

        We will be starting additional clinical studies in different indications, such as breast and pancreas, and are also in the pre-clinical stages of research and development with new product candidates using our electroporation technology. These new indications and product candidates will require significant costs to advance through the development stages. If such product candidates are advanced through clinical trials, the results of such trials may not gain FDA approval. Even if approved, our products may not be commercially successful. If we fail to develop and commercialize our products, we may be forced to curtail or cease operations.

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

        As discussed, we have operated at a loss in the past, and expect that to continue for some time in the future. Our plans for continuing clinical trials, conducting research, furthering development and, eventually, marketing our human-use equipment will involve substantial costs. We expect we will fund our operations until the second half of 2006 with our current working capital. The extent of these costs will depend on many factors, including some of the following:

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

  •
  A change in the degree of success in our Phase III clinical trial of MedPulser Electroporation Therapy System and in our other clinical trials;

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

        In the past, we have raised funds by public and private sale of our stock, and we are likely to do this in the future to raise needed funds. Sale of our stock to new private or public investors usually results in existing stockholders becoming "diluted." The greater the number of shares sold, the greater the dilution. A high degree of dilution can make it difficult for the price of our stock to rise rapidly, among other things. Dilution also lessens a stockholder's voting power.

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

        If it became necessary to take one or more of the above-listed actions, then we may have a lower valuation, which may be reflected in our stock price.

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

        We have completed Phase II clinical trials and are conducting two Phase III clinical trials of our lead product candidate, the MedPulser Electroporation Therapy System, for the treatment of recurrent head and neck cancer. In addition, we are conducting two Phase IV (or Pre-Marketing) clinical trial of our MedPulser Electroporation Therapy System for the treatment of primary and recurrent head and neck cancer and are starting a Phase I clinical trial of our MedPulser Electroporation Therapy System for the treatment of breast and pancreas cancers. Current or future clinical trials may demonstrate the MedPulser Electroporation Therapy System is neither safe nor effective.

        Any delays or difficulties we encounter in our pre-clinical research and clinical trials, in particular the Phase III clinical trials of our MedPulser Electroporation Therapy System for the treatment of recurrent head and neck cancer, may delay or preclude regulatory approval. Our product development costs will increase if we experience delays in testing or regulatory approvals or if we need to perform more or larger clinical trials than planned. Any delay or preclusion could also delay or preclude the commercialization of our MedPulser Electroporation Therapy System or any other product candidates.

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

        Despite the FDA's designation of our MedPulser Electroporation Therapy System as a Fast Track product, we may encounter delays in the regulatory approval process due to additional information requirements from the FDA, unintentional omissions in our PMA for our MedPulser Electroporation Therapy System, or other delays in the FDA's review process. We may encounter delays or rejections in the regulatory approval process because of additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

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

  •
  Our collaborators may not keep our confidential information to themselves, which can lead to loss of our right to seek patent protection and loss of trade secrets, and expensive legal fights; and

  •
  Collaborative associations can damage a company's reputation if they go awry and thus, by association or otherwise, the scientific or medical community may develop a negative view of us.

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

        Freedom to Operate Risks.    We are aware that patents related to electrically-assisted drug delivery have been granted to, and patent applications filed by, our potential competitors. We or our partners have taken licenses to some of these patents, and will consider taking additional licenses in the future. Nevertheless, the competitive nature of our field of business and the fact that others have sought patent protection for technologies similar to ours make these risks significant.

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

        The U.S. Senate has held hearings concerning the adequacy of regulatory oversight of gene therapy clinical trials, as well as the adequacy of research subject education and protection in clinical research in general, and to determine whether additional legislation is required to protect volunteers and patients who participate in such clinical trials. The Recombinant DNA Advisory Committee, or RAC, which acts as an advisory body to the National Institutes of Health, has expanded its public role in evaluating important public and ethical issues in gene therapy clinical trials. Implementation of any additional review and reporting procedures or other additional regulatory measures could increase the costs of or prolong our product development efforts or clinical trials.

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

WE RUN THE RISK THAT OUR TECHNOLOGY WILL BECOME OBSOLETE OR LOSE ITS COMPETITIVE ADVANTAGE.

        The drug delivery business is very competitive, fast moving and intense, and expected to be increasingly so in the future. Other companies and research institutions are developing drug delivery systems that, if not similar in type to our systems, are designed to address the same patient or subject population. Therefore, we cannot promise you that our products will be the best, the safest, the first to market, or the most economical to make or use. If competitors' products are better than ours, for whatever reason, then we could make less money from sales and our products risk becoming obsolete.

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

        Reimbursement Allowed.    In the U.S., third party payers, such as Medicare, may reimburse physicians and hospitals for competitors' products but not for our human-use products. This would significantly affect our ability to sell our human-use products in the U.S. and would have a serious effect on revenues and our business as a whole. Outside of the U.S., reimbursement and funding policies vary widely.

ANY ACQUISITION WE MIGHT MAKE MAY BE COSTLY AND DIFFICULT TO INTEGRATE, MAY DIVERT MANAGEMENT RESOURCES OR DILUTE STOCKHOLDER VALUE.

        We have considered and made strategic acquisitions in the past, including Inovio AS in January 2005, and, in the future, may acquire or make investments in complementary companies, products or technologies. As part of our business strategy, we may acquire assets or businesses principally relating to or complementary to our current operations, and we have in the past evaluated and discussed such opportunities with interested parties. Any acquisitions we undertake will be accompanied by the risks commonly encountered in business acquisitions. These risks include, among other things:

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

THE MARKET FOR OUR STOCK IS VOLATILE, WHICH COULD ADVERSELY AFFECT AN INVESTMENT IN OUR STOCK.

        Our share price and volume are highly volatile. This is not unusual for biomedical companies of our size, age, and with a discrete market niche. It also is common for the trading volume and price of biotechnology stocks to be unrelated to a company's operations, i.e. to go up or down on positive news and to go up or down on no news. Our stock has exhibited this type of behavior in the past, and may well exhibit it in the future. The historically low trading volume of our stock, in relation to many other biomedical companies of our size, makes it more likely that a severe fluctuation in volume, either up or down, will affect the stock price.

        Some factors that we would expect to depress the price of our stock include:

  •
  Adverse clinical trial results;

  •
  Our inability to obtain additional capital;

  •
  Announcement that the FDA denied our request to approve our human-use product for commercialization in the United States, or similar denial by other regulatory bodies which make independent decisions outside the United States. To date, the EU is the only foreign jurisdiction in which we have sought approval for commercialization;

  •
  Announcement of legal actions brought by or filed against us for patent or other matters, especially if we do not win such actions;

  •
  Cancellation of important corporate partnerships or agreements;

  •
  Public concern as to the safety or efficacy of our human-use products including public perceptions regarding gene therapy in general;

  •
  Stockholders' decisions, for whatever reasons, to sell large amounts of our stock;

  •
  Adverse research and development results;

  •
  Declining working capital to fund operations, or other signs of apparent financial uncertainty; and

  •
  Significant advances made by competitors that are perceived to limit our market position.

        Additionally, our clinical trials are open-ended and, therefore, there is a risk that information regarding the success of our clinical trials maybe be obtained by the public prior to a formal announcement by us.

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

        We depend, to a significant extent, on the efforts of our key employees, including senior management and senior scientific, clinical, regulatory and other personnel. The development of new therapeutic products requires expertise from a number of different disciplines, some of which is not widely available. We depend upon our scientific staff to discover new product candidates and to develop and conduct pre-clinical studies of those new potential products. Our clinical and regulatory staff is responsible for the design and execution of clinical trials in accordance with FDA requirements and for the advancement of our product candidates toward FDA approval. Our manufacturing staff is responsible for designing and conducting our manufacturing processes in accordance with the FDA's Quality System Regulations. The quality and reputation of our scientific, clinical, regulatory and manufacturing staff, especially the senior staff, and their success in performing their responsibilities, are a basis on which we attract potential funding sources and collaborators. In addition, our Chief Executive Officer and Chief Financial Officer and other executive officers are involved in a broad range of critical activities, including providing strategic and operational guidance. The loss of these individuals, or our inability to retain or recruit other key management and scientific, clinical, regulatory, manufacturing and other personnel, may delay or prevent us from achieving our business objectives. We face intense competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

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

        As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditor must attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting. This requirement first applies to this Annual Report on Form 10-K.

        How companies are implementing these new requirements including internal control reforms, if any, to comply with Section 404's requirements, and how independent auditors are applying these new requirements and testing companies' internal controls, remains subject to uncertainty. The requirements of Section 404 are ongoing and apply to future years. We expect that our internal controls will continue to evolve as our business activities change. During the course of management's and our independent auditor's review of our internal controls over financial reporting as of December 31, 2004, we did identify two significant control deficiencies that did not rise to the level of material weaknesses, as defined by the Public Company Accounting Oversight Board (PCAOB). Although we will continue to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met.

        If, during any year, our independent auditor is not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, tested or assessed, or if the independent auditor interprets the requirements, rules or regulations differently than we do, then our independent auditor may decline to attest to management's assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our stock.

ITEM 2. PROPERTIES

        We own no real property and have no plans to acquire any real property in the future. On January 28, 2005, we moved into new headquarters of 22,867 square feet at 11494 Sorrento Valley Road in San Diego, California. This facility provides adequate space for our current research, manufacturing, and administrative operations. This new lease runs through February 28, 2010. The annual rent for this leased property is $452,767 in the first four years of the original lease term. The annual rent for the fifth and final year of the original lease term is $480,207. At the end of the original lease term, we have the option of renewing this lease for an additional five-year lease term at an annual rate equal to the fair market rental value of the property, as defined in the lease agreement.

        In connection with this new lease, we issued a warrant to purchase 50,000 shares of our common stock at $5.00 per share to the landlord of this leased facility in December 2004. This warrant is immediately exercisable and expires five years from the date of issuance. This warrant was valued on the date of issuance using the Black-Scholes pricing model. The fair value of this warrant, $120,913, will be recognized ratably over the five-year term of the lease as rent expense.

        During the transition to our new headquarters, we will maintain a portion of our previous headquarters at 11199 Sorrento Valley Road in San Diego, California as our manufacturing facility. The lease for this manufacturing facility runs through May 31, 2005. The monthly rent for this leased property is $7,679.

        We believe our current facilities will be adequate to meet our operating needs for the foreseeable future. Should we need additional space, we believe we will be able to secure additional space at commercially reasonable rates.

ITEM 3. LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings with respect to us, our subsidiaries, or any of our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded on the American Stock Exchange ("AMEX") under the symbol "GEB." Trading began on the AMEX on December 8, 1998. On January 17, 2003, we voluntarily de-listed from the Toronto Stock Exchange ("TSE") where our common stock had been listed since September 2, 1997. The decision was made to decrease the time required and costs of dual regulatory filings, concentrate all of the volume on one exchange and focus on building a higher profile with our expanding domestic investor base. Our common shares have also traded on the former Vancouver Stock Exchange ("VSE"). We voluntarily de-listed from that exchange on March 6, 1998.

        Effective September 13, 2004, we implemented a one-for-four reverse split of our common stock. At the time of the reverse stock split, each four shares of our issued and outstanding common stock were combined into one share of our common stock. The reverse stock split did not change the number of authorized shares of our common stock. The one-for-four reverse stock split was approved by the registrant's stockholders at a special meeting on September 10, 2004, and subsequently approved by our Board of Directors. All common share and per share amounts throughout this filing have been adjusted to give effect to this reverse stock split.

        The table below sets forth the quarterly high and low sales prices of our common shares in the two most recent fiscal years and gives effect to this reverse stock split.

	Toronto Stock Exchange CDN$		American Stock Exchange US$
Year ended December 31, 2004
	High	Low	High	Low
First quarter	—	—	7.76	5.00
Second quarter	—	—	6.92	4.84
Third quarter	—	—	5.20	2.64
Fourth quarter	—	—	4.45	2.37
Year ended December 31, 2003
First quarter (1)	2.20	1.60	1.76	1.04
Second quarter	—	—	3.72	0.96
Third quarter	—	—	4.56	2.36
Fourth quarter	—	—	5.52	3.80

(1)
We voluntarily de-listed from the TSE on January 17, 2003.

        As of March 2, 2005, there were approximately 466 stockholders of record. This figure does not include beneficial owners who hold shares in nominee name. The closing price per share of our common stock on March 2, 2005 was $4.45, as reported on the AMEX.

Recent Sales of Unregistered Securities

        In January 2005, we consummated the acquisition of Inovio AS, a Norwegian company. Under the terms of the transaction, we acquired the entire share capital of Inovio for an aggregate purchase price of $10.0 million; $3.0 million of the purchase price consisted of cash and $7.0 million consisted of shares of our Series D Convertible Preferred Stock, par value $0.001 per share (the "Series D Preferred Stock"). We issued 1,966,292 shares of the Series D Preferred Stock in the transaction, based on the average closing price of our common stock as reported on the American Stock Exchange during the 30 trading day period immediately preceding the closing. Those shareholders of Inovio who received shares of Series D Preferred Stock in the transaction will also be entitled to additional issuances of Series D Preferred Stock in the event we achieve certain strategic and commercial milestones, as set forth in the Stock Purchase Agreement. The shares of Series D Preferred Stock are convertible to shares of our common stock on a one-for-one basis. We intend to file a registration statement covering the resale of such shares of common stock.

        In January 2005, we completed a private placement to accredited investors whereby we sold 1,540,123 shares of our common stock at a purchase price of $4.05 per share and issued warrants to purchase 508,240 shares of our common stock at an exercise price of $5.50 per share, which resulted in aggregate cash proceeds of $3.03 million (assuming no exercise of the warrants). A portion of this private placement involved investors who converted $3.2 million of their previous investment in our

Series C Preferred Stock into 790,123 shares of the common stock issued as part of this private placement with no associated cash proceeds to us.

        At the signing, each investor provided payment for at least 20% of the subscription amount, the balance due at the earlier of (i) September 30, 2005 or (ii) the occurrence of an "early triggering event," as set forth in the agreement. The balance of the subscription amount is evidenced by a full recourse promissory note. All of the shares shall be held in an escrow account pending the final closing, in accordance with the terms of the escrow agreement.

        In conjunction with this private placement, we received a subscription amount of $607,421 in cash from one investor in advance of the signing of this agreement, which was recorded in accrued expenses in the consolidated balance sheet as of December 31, 2004.

Dividends

        The holders of our Series A and B Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash, payable quarterly. Holders of Series A and B Preferred Stock are entitled to receive this quarterly dividend through September 30, 2006. In 2004 and 2003, our Board of Directors declared dividends to the holders of our Series A and B Preferred Stock, which were paid through the issuance of our common stock. As part of this dividend to holders of Series A and B Preferred Stock, we issued a total of 73,072 common shares valued at $322,397 in 2004, and 84,595 common shares valued at $357,587 in 2003.

        The holders of our Series C Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash, payable quarterly. Holders of Series C Preferred Stock are entitled to receive this quarterly dividend through June 30, 2007. In 2004, our Board of Directors declared dividends to the holders of our Series C Preferred Stock, which were paid through the issuance of our common stock, as well as cash. As part of this dividend to the holders of Series C Preferred Stock, we issued 30,124 common shares valued at $133,693, and paid cash of $276,315 in 2004.

Repurchases

        We did not repurchase any of our equity securities during the fourth quarter of fiscal 2004.

Equity Compensation Plans

        Our equity compensation plan information is provided as set forth in Part III, Item 11 herein.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following table sets forth our selected consolidated financial data for the periods indicated, derived from consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. The data set forth below should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included elsewhere in this report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below. Effective June 15, 2001, our Board of Directors approved the change of our fiscal year-end from March 31 to December 31.

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Nine Months Ended December 31, 2001	Year Ended March 31, 2001
License fee and milestone payments	$214,351	$5,882	$5,883	$981	$3,730,392
Revenue under collaborative research and development arrangements and grants	952,748	74,674	183,638	109,669	560,797
Loss from continuing operations	(11,263,140)	(6,588,245)	(5,908,044)	(5,851,744)	(4,935,600)
Gain on disposal of assets	290,209	2,034,078	—	—	—
Loss from discontinued operations	—	(110,740)	(56,783)	(508,046)	(283,696)
Net loss	(10,972,391)	(4,664,907)	(5,964,827)	(6,359,790)	(5,219,296)
Imputed and declared dividends	(732,405)	(18,210,530)	—	—	—
Loss attributable to common stockholders	(11,705,336)	(22,875,437)	(5,967,827)	(6,359,790)	(5,219,296)
Cumulative effect on prior years of change in accounting principle	—	—	—	—	(3,647,059)
Net loss after change in accounting principle	(11,705,336)	(22,875,437)	(5,964,827)	(6,359,790)	(8,866,355)
Pro forma net loss assuming change in accounting principle is retroactively applied	(11,705,336)	(22,875,437)	(5,964,827)	(6,359,790)	(5,219,296)
Amounts per common share—basic and diluted:
Loss from continuing operations	(0.64)	(0.49)	(0.58)	(0.68)	(0.72)
Gain (loss) from discontinued operations	0.02	0.14	(0.01)	(0.08)	(0.04)
Net loss	(0.62)	(0.35)	(0.59)	(0.76)	(0.76)
Imputed and declared dividends	(0.04)	(1.37)	—	—	—
Net loss attributable to common stockholders	(0.66)	(1.72)	(0.59)	(0.76)	(0.76)
Cumulative effect on prior years of change in accounting principle	—	—	—	—	(0.52)
Net loss after change in accounting principle	(0.66)	(1.72)	(0.59)	(0.76)	(1.28)
Pro forma net loss assuming change in accounting principle is retroactively applied	(0.66)	(1.72)	(0.59)	(0.76)	(0.76)
Total assets	20,951,502	16,228,990	5,419,225	6,633,714	11,486,266
Long-term liabilities, including current portion	—	—	20,642	48,117	117,463

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto contained elsewhere in this annual report. The following discussion and analysis explains trends in our financial condition and results of operations for the years ended December 31, 2004, 2003 and 2002.

        This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to our revenue, spending, cash flow, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "plan," "project," "will be," "will continue," "will result," "could," "may," "might," or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those which are management's current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate.

        The risks and uncertainties are detailed from time to time in our reports filed with the SEC, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: our ability to develop commercially successful products; international and national general economic, political and market conditions; our significant additional financing requirements and the uncertainty of future capital funding; potential changes in our strategy that may occur depending on the successful development of our current products; potential changes in the focus of existing and potential collaborative partners with respect to research and development activities; the timing and uncertainty of results of both research and regulatory processes; competitive conditions and demand for our products and technology; the unproven safety and efficacy of our device products and our potential exposure to product liability or recall; our significant reliance upon our collaborative partners with respect to sales, marketing and distribution capabilities for achieving our goals; uncertainties relating to patents and other intellectual property, including whether we will obtain sufficient protection or competitive advantage therefrom; existing extensive domestic and foreign government regulations, including environmental guidelines, applicable to our business and the potential for additional regulatory requirements that may be imposed; the volatility of our stock price; our dependence on third parties to manufacture equipment for our manufacturing facilities that meets FDA standards; our lack of experience in manufacturing and marketing human-use products; business disruptions due to natural disasters such as an earthquake due to the location of our facilities; our dependence upon a limited number of key personnel and consultants; our ability to successfully integrate any assets or businesses that we acquire into our existing operations; compliance with recent legislation including the Sarbanes-Oxley Act of 2002; and other factors referenced or incorporated by reference in this report and other reports.

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

Overview

        We are a San Diego-based biomedical company whose technology platform is based on medical devices that use Electroporation Therapy ("EPT") to deliver drugs and genes into cells. We are developing and commercializing novel medical therapies to address a number of diseases with critical unmet treatment needs using EPT. Our MedPulser Electroporation Therapy System is in Phase III clinical trials in the United States for the treatment of recurrent head and neck cancer. In addition, we are currently conducting pre-marketing studies to support the commercialization of the MedPulser Electroporation Therapy System in Europe. Our system delivers electrical pulses to tumors injected with the generic drug bleomycin. The unique feature of the system, which uses a generator together with disposable needle applicators, is the preservation of healthy tissue at the margins of the tumor. We believe this may afford distinct advantages over surgery in preserving function and improving the quality of life for cancer patients who would otherwise face significant morbidity associated with cancer surgery. Prior to commercial sales of the MedPulser Electroporation Therapy System in the European Union ("EU"), we were required to receive CE Mark Certification, an international symbol of quality and compliance. We believe that the planned commercial launch of our CE certified MedPulser Electroporation Therapy System in Europe in 2006 represents an important milestone for us.

        We will continue to seek new strategic licensing partners for the use of electroporation for the delivery of drugs in the treatment of cancer and delivery of genes into cells. We will not receive any additional milestone or licensing payments for development or sale of our products until a new strategic alliance is in place or we achieve the milestones specified in our existing agreements, or product sales commence under our existing agreement. There can be no assurance that we will be able to contract with such a partner or that we can achieve the milestones set out in our agreements.

        Until the commercialization of clinical products, we expect revenues to continue to be attributable to collaborative research arrangements, licensing fees, grants and interest income.

        Due to the amount of expenses incurred in the development of the oncology and gene delivery systems, we have been unprofitable since 1994. As of December 31, 2004, we had an accumulated deficit of $87,907,320. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Critical Accounting Policies

        The SEC defines critical accounting policies as those that are, in management's view, important to the portrayal of our financial condition and results of operations and demanding of management's judgment. Our discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

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

        License costs are recorded based on the fair value of consideration paid and amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement.

        Long-lived Assets.    We assess the recoverability of long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we reduce the carrying value of the asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and accordingly, we have not recognized any impairment losses through December 31, 2004.

        Research and Development Expenses.    Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our electroporation technologies. We expense all such expenditures in the period incurred. Our expenses related to clinical trials are based on services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the contracts depend on factors such as the successful enrollment of patients or the completion of clinical trial milestones. Expenses related to clinical trials generally are accrued based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates accordingly on a prospective basis.

Results of Operations

Comparison of Years Ended December 31, 2004 and 2003

        The audited consolidated financial data for the years ended December 31, 2004 and December 31, 2003 is presented in the following table and the results of these two periods are used in the discussion thereafter.

	Year Ended December 31, 2004	Year Ended December 31, 2003
Revenue:
License fee and milestone payments	$214,351	$5,882
Revenue under collaborative research and development arrangements	945,591	74,647
Grants	7,157	—

Total revenue	1,167,099	80,529

Operating expenses:
Research and development	6,548,599	2,146,909
General and administrative	6,129,195	4,566,882

Total operating expenses	12,677,794	6,713,791

Loss from operations	(11,510,695)	(6,633,262)
Other income (expense):
Interest income	247,555	65,497
Interest expense	—	(20,480)

Loss from continuing operations	(11,263,140)	(6,588,245)
Discontinued operations:
Gain on disposal and other, net	290,209	2,034,078
Loss from discontinued operations	—	(110,740)

Net loss	(10,972,931)	(4,664,907)
Imputed and declared dividends on preferred stock	(732,405)	(18,210,530)

Net loss attributable to common stockholders	$(11,705,336)	$(22,875,437)

Amount per common share—basic and diluted
Loss from continuing operations	$(0.64)	$(0.49)
Income from discontinued operations, net	0.02	0.14

Net loss	(0.62)	(0.35)
Imputed and declared dividends on preferred stock	(0.04)	(1.37)

Net loss attributable to common stockholders	$(0.66)	$(1.72)

Revenue

        During the year ended December 31, 2004, we recorded total revenue of $1,167,099, as compared to $80,529 for the year ended December 31, 2003. Revenue consists of license fees, milestone payments and amounts received from collaborative research and development arrangements and grants.

        During the year ended December 31, 2004 and 2003, we recorded revenue under license fees and milestone payments of $214,351 and $5,882, respectively. The increase in license fees for the year ended December 31, 2004, as compared to fiscal 2003, was mainly due to license revenue of $204,301 recognized from the collaboration and licensing agreement with Merck signed in May 2004 to develop and commercialize our MedPulser DNA Delivery System, which will be developed for use with certain of Merck's DNA vaccine programs. Under the Merck agreement, we will receive milestone payments linked to the successful development of a product if achieved. The upfront payment received from Merck in 2004 and prospective future milestone payments will be amortized over the term of the agreement. Royalties are payable on sales of a product utilizing the device developed under this agreement with Merck.

        Revenue from license fees during the years ended December 31, 2004 and 2003 included the amortization of license fees we received from a non-exclusive license and supply agreement we entered into with Valentis, Inc in November 2001. We will receive further payments, in the form of cash and stock of Valentis, if certain milestones are achieved under this agreement.

        During the year ended December 31, 2004, we recorded revenue under collaborative research and development arrangements of $945,591, as compared to $74,647 for the year ended December 31, 2003. The increase in revenue from collaborative research and development arrangements during the year ended December 31, 2004, as compared to fiscal 2003, was primarily due to revenue of $685,937 recognized from the collaboration and licensing agreements with Merck signed in May 2004. Billings from research and development work performed pursuant to the Merck agreement are recorded as revenue to match the related research expenditures incurred pursuant to the terms of the agreement.

Research and Development Expenses

        Research and development expenses, which include clinical trial costs, for the year ended December 31, 2004, were $6,548,599, as compared to $2,146,909 for the year ended December 31, 2003. The increase in research and development expenses for the year ended December 31, 2004, as compared to fiscal 2003, was primarily due to an increase in clinical trial expenses of approximately $3,150,000. These clinical trial expenses included the use of a Clinical Research Organization ("CRO") hired in association with our clinical trials and costs associated with the use of outside clinical and regulatory consultants associated with our clinical trials. The remainder of the increase was mainly due to increased personnel expenses to support internal efforts related to product development and clinical trials, increased external research expenses and additional travel and other consulting expenses associated with our clinical trials.

        We initiated two Phase III head and neck clinical trials during 2004 in the United States and Europe. These trials compare Electroporation Therapy to surgery using a primary endpoint of function preservation and secondary endpoints of local tumor control, disease free survival and overall survival. Shifting from a primary endpoint of survival to a quality of life outcome allows us to carry out clinical trials that will be faster, less costly and have a higher likelihood of success. As a result, previously announced Phase III head and neck trials focusing on survival as a primary endpoint have been discontinued. In addition, we initiated two European post-regulatory approval trials for skin and head and neck cancer to gather additional clinical and pharmacoeconomic data. Due to the initiation of the clinical trials, we anticipate research and development expenses from clinical and regulatory activities to increase in fiscal 2005.

General and Administrative Expenses

        General and administrative expenses, which include business development expenses, for the year ended December 31, 2004, were $6,129,195, as compared to $4,566,882 for the year ended December 31, 2003. The increase in general and administrative expenses for the year ended December 31, 2004, as compared to fiscal 2003, was mainly due to increased consulting and legal expenses, increased stock option expenses recorded pursuant the issuance of stock options for non-employee consultants and increased personnel costs. The increase in general and administrative expenses was also due to significant external consulting and accounting-related expenses incurred during the year ended December 31, 2004, related to the implementation of internal control over financial reporting requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

Interest Income, Net

        Interest income for the year ended December 31, 2004, was $247,555, as compared to interest income, net, of $45,017 for the year ended December 31, 2003. The increase in interest income, net, for the year ended December 31, 2004, as compared to fiscal 2003, was mainly due to the receipt of proceeds from financing activities received in May 2004 and during the fourth quarter of 2003, as well as proceeds from the exercise of warrants and stock options. This activity increased our cash balance significantly, which, in turn, generated increased interest income. This increase in interest income was offset, in part, by interest expense of $19,800 related to a bridge loan in the first quarter of 2003.

Discontinued Operations

        In January 2003, we closed the sale of the non-cash assets of our BTX division to Harvard Bioscience, Inc. The terms of the sale were $3.7 million in cash, subject to possible adjustments, and a royalty on net sales of certain BTX products above certain sales targets. This transaction allowed us to focus on our electroporation-based therapies for humans. We realized a gain of $2,034,078 related to this transaction during the year ended December 31, 2003.

        In April 2004, we received the final payment of $200,862 in connection with the sale of the BTX Division and recorded expenses related to this transaction of $5,000. In addition, we received a one-time settlement payment of $61,000 associated with the termination of a purchase agreement to acquire the BTX Division by a potential buyer. During the three-month period ended September 30, 2004, we realized a gain of $33,347 from the write-off of an accrued warranty liability related to the sale of the BTX division.

Imputed and Declared Dividends on Preferred Stock

        The holders of our Series A and B Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash payable quarterly. Holders of Series A and B Preferred Stock are entitled to receive this quarterly dividend through September 30, 2006. In 2004 and 2003, our Board of Directors declared dividends to the holders of our Series A and B Preferred Stock, which were paid through the issuance of our common stock. As part of this dividend to holders of Series A and B Preferred Stock, we issued a total of 73,072 common shares valued at $322,397 in 2004, and 84,595 common shares valued at $357,587 in 2003.

        The holders of our Series C Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash payable quarterly. Holders of Series C Preferred Stock are entitled to receive this quarterly dividend through June 30, 2007. In 2004, our Board of Directors declared dividends to the holders of our Series C Preferred Stock, which were paid through the issuance of our common stock, as well as cash. As part of this dividend to the holders of Series C Preferred Stock, we issued 30,909 common shares valued at $137,967, and paid cash of $272,041 in 2004.

        During the year ended December 31, 2003, in connection with the sale of the Series A and B Preferred Stock, we recorded an imputed dividend charge of $6,045,799 and $11,807,144, respectively, related to the beneficial conversion feature of this preferred stock.

Comparison of Years Ended December 31, 2003 and 2002

        The audited consolidated financial data for the years ended December 31, 2003 and December 31, 2002 is presented in the following table and the results of these two periods are used in the discussion thereafter.

	Year Ended December 31, 2003	Year Ended December 31, 2002
Revenue:
License fee and milestone payments	$5,882	$5,883
Revenue under collaborative research and development arrangements	74,647	183,638

Total revenue	80,529	189,521

Operating expenses:
Research and development	2,146,909	2,466,129
General and administrative	4,566,882	3,658,307

Total operating expenses	6,713,791	6,124,436

Loss from operations	(6,633,262)	(5,934,915)
Other income (expense):
Interest income	65,497	32,316
Interest expense	(20,480)	(5,445)

Loss from continuing operations	(6,588,245)	(5,908,044)
Discontinued operations:
Gain on disposal and other, net	2,034,078	—
Loss from discontinued operations	(110,740)	(56,783)

Net loss	(4,664,907)	(5,964,827)
Imputed and declared dividends on preferred stock	(18,210,530)	—

Net loss attributable to common stockholders	$(22,875,437)	$(5,964,827)

Amount per common share—basic and diluted
Loss from continuing operations	$(0.49)	$(0.58)
Income (loss) from discontinued operations, net	0.14	(0.01)

Net loss	(0.35)	(0.59)
Imputed and declared dividends on preferred stock	(1.37)	—

Net loss attributable to common stockholders	$(1.72)	$(0.59)

Revenue

        During the year ended December 31, 2003, we had total revenue of $80,529, compared to $189,521 for the year ended December 31, 2002. Revenue consists of license fees, milestone payments and amounts received from collaborative research and development arrangements.

        During the year ended December 31, 2003 and 2002, we recorded revenue under license fees and milestone payments of $5,882 and $5,883, respectively. The licenses fees which were recorded for the years ended December 31, 2003 and 2002, resulted from the amortization of a $100,000 license fee received according to a non-exclusive license and supply agreement entered into with Valentis, Inc signed in November 2001. We will receive further payments, in the form of cash and stock of Valentis, if certain milestones are achieved under the agreement. In October 2002, we received an additional milestone payment of $100,000, which was recorded as deferred revenue.

        During the year ended December 31, 2003, we recorded revenue under collaborative research and development arrangements of $74,647, compared to $183,638 for the year ended December 31, 2002. For the year ended December 31, 2003 and 2002, revenue under collaborative research and development arrangements primarily reflected amounts received from several small research agreements. The decrease was primarily due to the expiration of the experimental stage portion of a small collaborative research agreement in late 2002, which required the purchase of our equipment for experiments, offset, in part, by several new small collaborative research agreements.

Research and Development Expenses

        Research and development expenses for the year ended December 31, 2003, were $2,146,909, compared to $2,466,129, for the year ended December 31, 2002. The decrease reflects a reduction in research and development activities and lower salary expense during the first half of 2003. During the second half of 2003, research and development expenses increased primarily due to clinical and regulatory consulting and travel expenses associated with potential European sites.

General and Administrative Expenses

        General and administrative expenses for the year ended December 31, 2003, were $4,566,882, compared to $3,658,307 for the year ended December 31, 2002. The increase in general and administrative expenses mainly reflects increased salary and travel expenses, increased severance costs resulting from the sale of our BTX division, increased corporate insurance costs, the absorption of certain BTX fixed costs, and increased business development efforts. In addition, during the first quarter of 2003, we recorded a realized loss of $102,238 associated with a foreign currency translation adjustment.

Interest Income, Net

        Interest income, net, for the year ended December 31, 2003, was $45,017, compared to $26,871 for the year ended December 31, 2002. The increase in interest income, net, for the year ended December 31, 2003, as compared to fiscal 2002, was due to the receipt of the investment funds from the sale of our Series A and B Preferred Stock. This increase in interest income was offset, in part, by interest expense of $19,800 related to a bridge loan in the first quarter of 2003.

Imputed and Declared Dividends on Preferred Stock

        During the year ended December 31, 2003, in connection with the sale of the Series A and B Preferred Stock, we recorded an imputed dividend charge of $6,045,799 and $11,807,144, respectively, related to the beneficial conversion feature of this preferred stock.

        The holders of our Series A and B Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash payable quarterly. Holders of Series A and B Preferred Stock are entitled to receive this quarterly dividend through September 30, 2006. In 2003, our Board of Directors declared dividends to the holders of our Series A and B Preferred Stock, which were paid through the issuance of our common stock. As part of this dividend to holders of Series A and B Preferred Stock, we issued a total of 84,595 common shares valued at $357,587 in 2003.

Liquidity and Capital Resources

        During the last six years, our primary uses of cash have been to finance research and development activities and clinical trial activities in the Oncology and Gene Delivery Division. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

        As of December 31, 2004, we had working capital of $13,036,685, as compared to $12,593,153 as of December 31, 2003. The increase in working capital during 2004 was primarily a result of a preferred share private placement that raised an aggregate of $10,901,333 through the sale of our Series C Preferred Stock to institutional and accredited investors, as well as the receipt of licensing payments and the exercise of warrants and stock options. These receipts were offset, in part, by expenditures related to our research and development and clinical trial activities, as well as various general and administrative expenses related to legal, corporate development, investor relations and finance activities.

        On May 20, 2004, we closed a private preferred share placement and raised an aggregate of $10,901,333 through the sale of our Series C Preferred Stock to institutional and accredited investors. Each holder of preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such shares of Series C Preferred Stock could be converted on the record date for the taking of a vote. In any event of our voluntary or involuntary liquidation, dissolution or winding up, before any distribution of our assets shall be made to or set apart for the holders of common stock, the holders of Series C Preferred Stock shall be entitled to receive payment out of our assets in an amount equal to $10,000 per share of Series C Preferred Stock plus any accumulated and unpaid dividends.

        The Series C Preferred Stock is convertible into our common stock at a conversion price of $6.80 per share, and there is no escrow provision. As of December 31, 2004, 1,040 shares of Series C Preferred Stock were outstanding. Upon conversion, the Series C Preferred Stock outstanding as of December 31, 2004 will convert into 1,529,412 shares of our common stock.

        On July 16, 2003, we closed a preferred share private placement and raised an aggregate of $15,670,000, through the sale of $8,170,000 of our Series A Preferred Stock and $7,500,000 of our Series B Preferred Stock, to institutional and accredited investors. Each holder of Series A and B Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such shares of Series A and B Preferred Stock could be converted on the record date for the taking of a vote. In any event of our voluntary or involuntary liquidation, dissolution or winding up, before any distribution of our assets shall be made to or set apart for the holders of common stock, the holders of Series A and B Preferred Stock shall be entitled to receive payment out of our assets in an amount equal to $10,000 per share of Series A and B Preferred Stock plus any accumulated and unpaid dividends. The Series A Preferred Stock is convertible into our common stock at a conversion price of $2.40 per share, and there is no escrow provision. In connection with the sale of the Series A Preferred Stock, we recorded an imputed dividend charge of $6,045,799 related to the beneficial conversion feature of the stock during the year ended December 31, 2003.

        The Series B Preferred Stock is convertible into our common stock at a conversion price of $2.80 per share, and the proceeds from the sale of the Series B Preferred Stock were to remain in escrow until the achievement of specific milestones by the Company. In October 2003, the Company achieved these milestones and the $7,500,000 was released from escrow. In connection with the release of the Series B Preferred Stock proceeds, we recorded an imputed dividend charge of $11,807,144 related to the beneficial conversion feature of the stock during the year ended December 31, 2003.

        As of December 31, 2004, 291 shares of Series A Preferred Stock and 110 shares of Series B Preferred Stock remained outstanding. Upon conversion, the Series A and B Preferred Stock outstanding as of December 31, 2004 will convert into 1,605,381 shares of our common stock.

        As of December 31, 2004, we had an accumulated deficit of $87,907,320. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it is expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. We are evaluating potential partnerships as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond next year. The outcome of these matters cannot be predicted at this time.

        Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to further scale back our research and development programs, preclinical studies and clinical trials, general and administrative activities and may not be able to continue in business. Including the cash proceeds received from the May 2004 and July 2003 financing, the exercise of employee stock options and investor warrants, and the sale of the BTX Division, we believe we have sufficient funds to fund operations until the second half of 2006.

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

        We cannot guarantee that additional funding will be available when needed or on favorable terms. If it is not, we will be required to scale back our research and development programs, preclinical studies and clinical trials, and selling, general and administrative activities, or otherwise reduce or cease operations and our business and financial results and condition would be materially adversely affected.

Recent Events

        In January 2005, we consummated the acquisition of Inovio AS, a Norwegian company. Under the terms of the transaction, we acquired the entire share capital of Inovio for an aggregate purchase price of $10.0 million; $3.0 million of the purchase price consisted of cash and $7.0 million consisted of shares of our Series D Convertible Preferred Stock, par value $0.001 per share (the "Series D

Preferred Stock"). We issued 1,966,292 shares of the Series D Preferred Stock in the transaction, based on the average closing price of our common stock as reported on the American Stock Exchange during the 30 trading day period immediately preceding the closing. Those shareholders of Inovio who received shares of Series D Preferred Stock in the transaction will also be entitled to additional issuances of Series D Preferred Stock in the event we achieve certain strategic and commercial milestones, as set forth in the Stock Purchase Agreement. The shares of Series D Preferred Stock are convertible to shares of our common stock on a one-for-one basis. We intend to file a registration statement covering the resale of such shares of common stock.

        In January 2005, we completed a private placement to accredited investors whereby we sold 1,540,123 shares of our common stock at a purchase price of $4.05 per share and issued warrants to purchase 508,240 shares of our common stock at an exercise price of $5.50 per share, which will result in aggregate cash proceeds of $3.03 million (assuming no exercise of the warrants). A portion of this private placement involved investors who converted $3.2 million of their previous investment in our Series C Preferred Stock into 790,123 shares of the common stock issued as part of this private placement with no associated cash proceeds to us.

        At the signing, each investor provided payment for at least 20% of the subscription amount, the balance due at the earlier of (i) September 30, 2005 or (ii) the occurrence of an "early triggering event," as set forth in the agreement. The balance of the subscription amount is evidenced by a full recourse promissory note. All of the shares shall be held in an escrow account pending the final closing, in accordance with the terms of the escrow agreement.

        In conjunction with this private placement, we received a subscription amount of $607,421 in cash from one investor in advance of the signing of this agreement, which was recorded in accrued expenses in the consolidated balance sheet as of December 31, 2004.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

        As of December 31, 2004, we did not have any long-term debt or other known contractual obligations, except for the operating lease for our new facility, which expires in February 2010, the operating lease for our manufacturing facility, which expires in May 2005, and operating leases for copiers, which expire in 2006.

        We are contractually obligated to make the following operating lease payments as of December 31, 2004:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$2,459,310	$476,333	$963,058	$939,884	$80,035

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income that we can earn on our cash equivalents. We are subject to interest rate risk on our cash equivalents, which, as of December 31, 2004, had an average interest rate of approximately 2.4%. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. However, declines in interest rates over time will reduce our interest income.

Foreign Currency Risk

        We have operated primarily in the United States and most transactions in the fiscal year ended December 31, 2004, have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, nor do we have any foreign currency hedging instruments in place.

        We are currently conducting clinical trials in Europe in conjunction with our CRO, Quintiles Transnational Corp. While invoices from Quintiles relating to work done on our European clinical trials are generally denominated in U.S. dollars, our financial results could be affected by factors such as inflation in foreign currencies, in relation to the U.S. dollar, in markets where Quintiles is assisting us in conducting these clinical trials.

        In January 2005, we acquired Inovio AS, a Norwegian company. We plan to operate Inovio as a wholly-owed subsidiary at least until the second half of 2005, at which time we would consolidate Inovio's operations into our San Diego, California headquarters. Inovio's transactions will be mainly denominated in foreign currencies, including Euros, Norwegian Kroner and Swedish Krona. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets where Inovio conducts business.

        We do not use derivative financial instruments for speculative purposes. We do not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. We do not expect the impact of fluctuations in the relative fair value of other currencies to be material in 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item 8 is incorporated by reference to our Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm beginning at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of December 31, 2004, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Controls over Financial Reporting

(a) Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        As of December 31, 2004, management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2004.

        Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management's assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2004, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting."

(b) Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of Genetronics Biomedical Corporation

        We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Genetronics Biomedical Corporation (Genetronics) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Genetronics management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Genetronics' internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Genetronics maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Genetronics maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genetronics Biomedical Corporation as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004 of Genetronics and our report dated February 28, 2005 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

San Diego, California
February 28, 2005

(c) Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of our fiscal year ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2004 fiscal year.

        We have adopted the Genetronics Biomedical Corporation Code of Ethics for Senior Officers (the "Code of Ethics"), a copy of which is filed with this Annual Report as Exhibit 14.1. If any substantive amendments are made to the Code of Ethics, or we grant any waiver, including any implicit waiver, from a provision to the Code of Ethics to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of the amendment or waiver on our website or in a report on Form 8-K, as required by applicable laws.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2004 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2004 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2004 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2004 fiscal year.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.
Financial Statements

        Consolidated financial statements required to be filed hereunder are indexed on Page F-1 hereof.

2.
Financial Statement Schedules

        Schedules not listed herein have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

3.
Exhibits

        The following exhibits are filed as part of this annual report on Form 10-K:

Exhibit Number	Description of Document
2.1	Plan of Reorganization (incorporated by reference to exhibit number 2.1 of the Registrant's Registration Statement on Form S-4, as amended (File No. 333-56978), filed with the Securities and Exchange Commission on April 5, 2001).
3.1
Certificate of Incorporation (incorporated by reference to exhibit number 3.1 of the Registrant's Registration Statement on Form S-3 (File No. 333-108752) filed with the Securities and Exchange Commission on September 12, 2003).
3.1(a)
Certificate of Amendment to Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on September 10, 2004 (incorporated by reference to Current Report on Form 8-K filed September 16, 2004).
3.2	Amended and Restated Bylaws (incorporated by reference to exhibit number 3.2 of the Registrant's Form 10-Q for the three months ending September 30, 2002).
3.3
Certificate of Designations, Rights and Preferences of Series A Cumulative Convertible Preferred Stock (incorporated by reference to exhibit number 3.3 of the Registrant's Registration Statement on Form S-3 (File No. 333-108752) filed with the Securities and Exchange Commission on September 12, 2003).

3.4
Certificate of Designations, Rights and Preferences of Series B Cumulative Convertible Preferred Stock (incorporated by reference to exhibit number 3.4 of the Registrant's Registration Statement on Form S-3 (File No. 333-108752) filed with the Securities and Exchange Commission on September 12, 2003).
3.5	Certificate of Designations, Rights and Preferences of Series C Convertible Preferred Stock of Registrant (incorporated by reference to Registration Statement on Form S-3 filed June 21, 2004).
3.6	Certificate of Decrease of Shares of Series C Cumulative Convertible Preferred Stock of Registrant (incorporated by reference to Registration Statement on Form S-3 filed June 21, 2004).
3.7	Certificate of Designations, Rights and Preferences of Series D Convertible Preferred Stock of Registrant (incorporated by reference to Current Report on Form 8-K filed January 31, 2005).
4.1
Amended and Restated Stockholders Rights Agreement dated June 20, 1997 by and between the Registrant and Computershare Trust Company of Canada, as amended on March 25, 2003 (incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 28, 2003).
4.2†
Warrant to Purchase Common Stock, dated September 15, 2000 by and between the Registrant and the University of South Florida Research Foundation (incorporated by reference to exhibit number 10.6 of the Registrant's Form 10-Q for the three months ending September 30, 2000).
4.3†
Warrant to Purchase Common Stock, dated September 15, 2000 by and between the Registrant and Dr. Richard Gilbert (incorporated by reference to exhibit number 10.7 of the Registrant's Form 10-Q for the three months ending September 30, 2000).
4.4†
Warrant to Purchase Common Stock, dated September 15, 2000 by and between the Registrant and Dr. Richard Heller (incorporated by reference to exhibit number 10.8 of the Registrant's Form 10-Q for the three months ending September 30, 2000).
4.5†
Warrant to Purchase Common Stock, dated September 15, 2000 by and between the Registrant and Dr. Mark Jaroszeski (incorporated by reference to exhibit number 10.9 of the Registrant's Form 10-Q for the three months ending September 30, 2000).
4.6
Investors Rights Agreement, dated July 14, 2003, between the Registrant and the Purchasers listed on Schedule 1 thereto (incorporated by reference to exhibit number 4.2 of the Registrant's Registration Statement on Form S-3 (File No. 333-108752) filed with the Securities and Exchange Commission on September 12, 2003).
4.7
Form of Series A Common Stock Purchase Warrant, dated July 14, 2003, between the Registrant and the Purchasers listed on Schedule 1 of Purchase Agreement (Exhibit 10.4) (incorporated by reference to exhibit number 4.3 of the Registrant's Registration Statement on Form S-3 (File No. 333-108752) filed with the Securities and Exchange Commission on September 12, 2003).
4.8
Form of Series B Common Stock Purchase Warrant, dated July 14, 2003, between the Registrant and the Purchasers listed on Schedule 1 of Purchase Agreement (Exhibit 10.4) (incorporated by reference to exhibit number 4.4 of the Registrant's Registration Statement on Form S-3 (File No. 333-108752) filed with the Securities and Exchange Commission on September 12, 2003).

4.9
Placement Agent Series A Common Stock Purchase Warrant, dated July 14, 2003, between the Registrant and SCO Securities LLC (incorporated by reference to exhibit number 4.5 of the Registrant's Registration Statement on Form S-3 (File No. 333-108752) filed with the Securities and Exchange Commission on September 12, 2003).
4.10
Placement Agent Series B Common Stock Purchase Warrant, dated July 14, 2003, between the Registrant and SCO Securities LLC (incorporated by reference to exhibit number 4.6 of the Registrant's Registration Statement on Form S-3 (File No. 333-108752) filed with the Securities and Exchange Commission on September 12, 2003).
4.11
Specimen common stock certificate (incorporated by reference to exhibit number 4.8 of the Registrant's Registration Statement on Form S-3 (File No. 333-108752) filed with the Securities and Exchange Commission on September 12, 2003).
4.12
Preferred Stock and Warrant Purchase Agreement dated as of May 10, 2004 by and between the Registrant and the purchasers indicated on the schedule thereto (incorporated by reference to Registration Statement on Form S-3 filed June 21, 2004).
4.13
Investor Rights Agreement dated as of May 10, 2004 by and between the Registrant and the purchasers indicated on the schedule thereto (incorporated by reference to Registration Statement on Form S-3 filed June 21, 2004).
4.14
Form of Series C Common Stock Purchase Warrant dated as of May 10, 2004 by and between the Registrant and the purchasers indicated on the schedule thereto (incorporated by reference to Registration Statement on Form S-3 filed June 21, 2004).
4.15
Form of Placement Agent Common Stock Purchase Warrant dated as of May 20, 2004 by and between the Registrant and each of SCO Capital Partners LLC, Jeffery B. Davis, Preston Tsao, Daniel DiPietro and Mark Alvino (incorporated by reference to Registration Statement on Form S-3 filed June 21, 2004).
4.16
Warrant to Purchase Common Stock, dated December 6, 2004 by and between the Registrant and Collins Development Company, Arlin Miller Multiples, Roger R. and Sally J. Post, Tatiana Lansche and Kent M. Scudder.
4.17
Registration Rights Agreement dated as of January 10, 2005 by and among the Registrant and certain investors indicated on the schedule thereto (incorporated by reference to Current Report on Form 8-K filed January 13, 2005).
4.18	Form of Warrants issued by the Registrant on January 10, 2005, including a schedule of warrant holders (incorporated by reference to Current Report on Form 8-K filed January 13, 2005).
4.19
Registration Rights Agreement dated as of January 25, 2005 by and among the Registrant and the Shareholders of Inovio AS (incorporated by reference to Current Report on Form 8-K filed January 31, 2005).
10.1	Amended 2000 Stock Option Plan (incorporated by reference to exhibit number 10.2 of the Registrant's Form 10-Q for the three months ending September 30, 2001).
10.2
Forms of Incentive and Nonstatutory Stock Option Agreements used in connection with the 2000 Stock Option Plan (incorporated by reference to exhibit number 99.2 of the Registrant's Registration Statement on Form S-4 (File No. 333-58168) filed with the Securities and Exchange Commission on April 2, 2001).

10.3
Preferred Stock and Warrant Purchase Agreement, dated July 14, 2003, between the Registrant and the Purchasers listed on Schedule 1 thereto (incorporated by reference to exhibit number 4.1 of the Registrant's Registration Statement on Form S-3 (File No. 333-108752) filed with the Securities and Exchange Commission on September 12, 2003).
10.4
Employment Agreement dated October 10, 2001 by and between the Registrant and Avtar Dhillon (incorporated by reference to exhibit number 99.1 of the Registrant's Registration Statement on Form S-3, as amended (File No. 333-76738), filed with the Securities and Exchange Commission on February 25, 2002).
10.5
Employment Agreement dated October November 15, 2001 by and between the Registrant and James L. Heppell (incorporated by reference to exhibit number 10.24 of the Registrant's Form 10-K for the year ending December 31, 2001).
10.6†
License Agreement dated September 20, 2000 by and between the Registrant and the University of South Florida Research Foundation, Inc. (incorporated by reference to exhibit number 10.5 of the Registrant's Form 10-Q for the three months ending September 30, 2000).
10.7
Asset Purchase Agreement by and among the Registrant, Genetronics, Inc., a subsidiary of the Registrant, and Harvard Bioscience, Inc. dated December 24, 2002 (incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on January 7, 2003).
10.8
Financial Consultant Agreement, dated October 3, 2002, between the Registrant and Catalyst Capital, LLC (incorporated by reference to exhibit number 4.7 of the Registrant's Registration Statement on Form S-3 (File No. 333-108752) filed with the Securities and Exchange Commission on September 12, 2003).
10.9(a)
Amendment to Financial Consultant Agreement, dated July 14, 2003, between the Registrant and Catalyst Capital, LLC (incorporated by reference to exhibit number 4.7(a) of the Registrant's Registration Statement on Form S-3 (File No. 333-108752) filed with the Securities and Exchange Commission on September 12, 2003).
10.10
Securities Purchase Agreement dated as of January 10, 2005 by and among the Registrant and certain investors indicated on the schedule thereto (incorporated by reference to Current Report on Form 8-K filed January 13, 2005).
10.11	Form of Promissory Notes issued by the Registrant on January 10, 2005, including a schedule of note holders (incorporated by reference to Current Report on Form 8-K filed January 10, 2005).
10.12†
Non-Exclusive License and Research Collaboration Agreement dated as of May 21, 2004 by and among the Registrant and Merck & Co., Inc. and Genetronics, Inc., a subsidiary of the Registrant (incorporated by reference to Quarterly Report on Form 10-Q filed August 13, 2004).
10.13
Escrow Agreement dated as of January 10, 2005 by and among the Registrant, certain investors indicated on the schedule thereto and Computershare Trust Company of Canada (incorporated by reference to Current Report on Form 8-K filed January 10, 2005).
10.14
Stock Purchase Agreement dated January 25, 2005 by and among the Registrant, Inovio AS and the Shareholders of Inovio AS (incorporated by reference to Current Report on Form 8-K filed January 31, 2005).

10.15
Lease Agreement by and between the Registrant and Nexus Sorrento Glen LLC dated August 26, 1999 (incorporated by reference to exhibit number 10.15 of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-88427), filed with the Securities and Exchange Commission on October 5, 1999).
10.16	Lease Agreement by and between the Registrant and Sorrento Centre Tenancy in Common dated November 29, 2004.
10.17	Lease Amendment #3 by and between the Registrant and Nexus Sorrento Glen LLC dated January 21, 2005.
14.1	Genetronics Biomedical Corporation Code of Ethics for Senior Officers.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a).
31.2	Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
We have applied with the Secretary of the Securities and Exchange Commission for confidential treatment of certain information pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. We have filed separately with its application a copy of the exhibit including all confidential portions, which may be made available for public inspection pending the Securities and Exchange Commission's review of the application in accordance with Rule 24b-2.

4.
Reports on Form 8-K

        On November 16, 2004, we furnished a report on Form 8-K, which disclosed, under Items 2.02 and 9.01, our results of operations for the three and nine months ended September 30, 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2005.

GENETRONICS BIOMEDICAL CORPORATION
By:	/s/ AVTAR DHILLON Avtar Dhillon President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Avtar Dhillon and Peter Kies, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ AVTAR DHILLON Avtar Dhillon	President, Chief Executive Officer (Principal Executive Officer), Director	March 15, 2005
/s/ PETER KIES Peter Kies	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 15, 2005
/s/ FELIX THEEUWES Felix Theeuwes	Director	March 15, 2005
/s/ JAMES L. HEPPELL James L. Heppell	Director	March 15, 2005
/s/ RIAZ BANDALI Riaz Bandali	Director	March 15, 2005
/s/ TAZDIN ESMAIL Tazdin Esmail	Director	March 15, 2005
/s/ GENE LARSON Gene Larson	Director	March 15, 2005
/s/ SIMON X. BENITO Simon X. Benito	Director	March 15, 2005

GENETRONICS BIOMEDICAL CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Genetronics Biomedical Corporation

        We have audited the accompanying consolidated balance sheets of Genetronics Biomedical Corporation (the Company) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genetronics Biomedical Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Genetronics Biomedical Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005, expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

San Diego, California
February 28, 2005

Genetronics Biomedical Corporation

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$17,889,797	$13,460,446
Accounts receivable	424,157	175,000
Prepaid expenses and other	124,723	116,526

Total current assets	18,438,677	13,751,972
Fixed assets, net	155,253	175,902
Patents and other assets, net	2,357,572	2,301,116

Total assets	$20,951,502	$16,228,990

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,155,592	$787,087
Accrued clinical trial expenses	2,195,816	40,568
Deferred revenue	1,050,584	331,164

Total current liabilities	5,401,992	1,158,819
Deferred rent	—	22,536

Total liabilities	5,401,992	1,181,355

Stockholders' equity:
Preferred stock—par value $0.001; Authorized shares: 10,000,000, issued and outstanding: 1,441 and 847 at December 31, 2004 and 2003, respectively	2	1
Common stock—par value $0.001; Authorized shares: 300,000,000, issued and outstanding: 18,420,427 and 15,920,432 at December 31, 2004 and 2003, respectively	18,420	15,920
Additional paid-in capital	103,438,408	91,233,698
Accumulated deficit	(87,907,320)	(76,201,984)

Total stockholders' equity	15,549,510	15,047,635

Total liabilities and stockholders' equity	$20,951,502	$16,228,990

All applicable share and per share amounts have been adjusted to give effect to the one-for-four reverse stock split of our common stock on September 13, 2004.

The accompanying notes are an integral part of these consolidated financial statements.

Genetronics Biomedical Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Revenue:
License fee and milestone payments	$214,351	$5,882	$5,883
Revenues under collaborative research and development arrangements	945,591	74,647	183,638
Grants	7,157	—	—

Total revenue	1,167,099	80,529	189,521

Operating expenses:
Research and development	6,548,599	2,146,909	2,466,129
General and administrative	6,129,195	4,566,882	3,658,307

Total operating expenses	12,677,794	6,713,791	6,124,436

Loss from operations	(11,510,695)	(6,633,262)	(5,934,915)
Other income(expense):
Interest income	247,555	65,497	32,316
Interest expense	—	(20,480)	(5,445)

Loss from continuing operations	(11,263,140)	(6,588,245)	(5,908,044)
Discontinued operations:
Gain on disposal of assets	290,209	2,034,078	—
Loss from discontinued operations	—	(110,740)	(56,783)

Net loss	(10,972,931)	(4,664,907)	(5,964,827)
Imputed and declared dividends on preferred stock	(732,405)	(18,210,530)	—

Net loss attributable to common stockholders	$(11,705,336)	$(22,875,437)	$(5,964,827)

Amounts per common share—basic and diluted:
Loss from continuing operations	$(0.64)	$(0.49)	$(0.58)
Income (loss) from discontinued operations, net	0.02	0.14	(0.01)

Net loss	(0.62)	(0.35)	(0.59)
Imputed and declared dividends on preferred stock	(0.04)	(1.37)	—

Net loss attributable to common stockholders	$(0.66)	$(1.72)	$(0.59)

Weighted average number of common shares—basic and diluted	17,623,559	13,316,624	10,148,208

        All applicable share and per share amounts have been adjusted to give effect to the one-for-four reverse stock split of our common stock on September 13, 2004.

The accompanying notes are an integral part of these consolidated financial statements.

Genetronics Biomedical Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Special warrant	Receivables from executive/stockholder	Common stock issuable	Accumulated comprehensive income	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2001	—	$—	8,440,242	$8,440	$51,149,081	$1,748,937	$(534,395)	$55,000	$(102,238)	$(47,361,720)	$4,963,105
Exercise of stock options for cash	—	—	124,799	125	361,162	—	—	—	—	—	361,287
Exercise of warrants for cash	—	—	125,000	125	337,381	—	—	—	—	—	337,506
Common stock issued from exercise of special warrants, net of issuance costs of $413,833	—	—	1,303,123	1,303	1,333,701	(1,748,837)	—	—	—	—	(413,833)
Common stock issued from exercise of Series A special warrants	—	—	25,000	25	75	(100)	—	—	—	—	—
Common stock issued from exercise of special warrants for cash, net of issuance cost of $571,121	—	—	—	—	—	3,835,769	—	—	—	—	3,835,769
Common stock issued from exercise of special warrants	—	—	2,556,475	2,557	3,833,212	(3,835,769)	—	—	—	—	— —
Common stock issued for services	—	—	25,000	25	54,975	—	—	(55,000)	—	—	—
Repayment of note receivable from executive for purchase of stock	—	—	—	—	—	—	31,826	—	—	—	31,826
Repayment of receivable from shareholders	—	—	—	—	—	—	469,124	—	—	—	469,124
Stock-based compensation	—	—	—	—	105,413	—	—	—	—	—	105,413
Net loss attributable to common stockholders	—	—	—	—	—	—	—	—	—	(5,964,827)	(5,964,827)

Balance at December 31, 2002	—	—	12,599,639	12,600	57,175,000	—	(33,445)	—	(102,238)	(53,326,547)	3,725,370
Issuance of Series A and B preferred stock for cash, net of issuance costs of $1,058,864	1,567	2	—	—	14,611,133	—	—	—	—	—	14,611,135
Common stock issued for services	—	—	39,041	39	273	—	—	—	—	—	312
Exercise of stock options for cash	—	—	129,531	130	372,751	—	—	—	—	—	372,881
Exercise of warrants for cash	—	—	258,106	258	695,944	—	—	—	—	—	696,202
Conversions of preferred stock to common stock	(720)	(1)	2,809,520	2,809	(2,808)	—	—	—	—	—	—
Repayment of note receivable	—	—	—	—	—	—	33,445	—	—	—	33,445
Stock-based compensation	—	—	—	—	170,959	—	—	—	—	—	170,959
Declared dividends	—	—	84,595	84	357,503	—	—	—	—	—	357,587
Imputed dividends	—	—	—	—	17,852,943	—	—	—	—	—	17,852,943
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	102,238	—	102,238
Net loss attributable to common stockholders	—	—	—	—	—	—	—	—	—	(22,875,437)	(22,875,437)

Balance at December 31, 2003	847	1	15,920,432	15,920	91,233,698	—	—	—	—	(76,201,984)	15,047,635
Exercise of stock options for cash	—	—	140,821	141	270,233	—	—	—	—	—	270,374
Exercise of warrants for cash	—	—	474,713	475	1,335,982	—	—	—	—	—	1,336,457
Cashless exercise of warrants	—	—	39,883	40	(40)	—	—	—	—	—	—
Issuance of Series C preferred stock for cash, net of issuance costs of $1,170,363	1,090	2	—	—	9,730,968	—	—	—	—	—	9,730,970
Conversions of preferred stock to common stock	(496)	(1)	1,741,382	1,741	(1,740)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	413,320	—	—	—	—	—	413,320
Declared dividends	—	—	103,981	104	460,260	—	—	—	—	—	460,364
Reversal of declared dividends	—	—	(785)	(1)	(4,273)	—	—	—	—	—	(4,274)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	—	—	(11,705,336)	(11,705,336)

Balance at December 31, 2004	1,441	$2	18,420,427	$18,420	$103,438,408	$—	$—	$—	$—	$(87,907,320)	$15,549,510

All applicable share amounts have been adjusted to give effect to the one-for-four reverse stock split of our common stock on September 13, 2004.

The accompanying notes are an integral part of these consolidated financial statements.

Genetronics Biomedical Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Cash flows from operating activities:
Loss from continuing operations	$(11,263,140)	$(6,588,245)	$(5,908,044)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities
Compensation for services paid in stock options	413,320	170,959	105,413
Depreciation and amortization	573,041	584,413	619,344
Warrants issued in connection with debt	—	19,800	—
Deferred rent	(22,536)	(13,315)	(9,029)
Changes in operating assets and liabilities:
Accounts receivable	(249,157)	(99,412)	88,639
Prepaid expenses and other	(177,928)	112,858	(223,057)
Accounts payable and accrued expenses	2,949,629	(205,284)	279,482
Deferred revenue	719,420	128,510	87,634
Foreign currency translation adjustment	—	102,236	—

Net cash used in operating activities	(7,057,351)	(5,787,480)	(4,959,618)

Cash flows from investing activities:
(Purchase) disposal of capital assets	(102,365)	(59,618)	19,561
Increase in patents and other assets	(336,752)	(280,499)	(408,715)

Net cash used in investing activities	(439,117)	(340,117)	(389,154)

Cash flows from financing activities:
Payments on obligations under capital leases	—	(20,642)	(27,475)
Repayment of loan from executive	—	—	31,826
Repayment of receivable from shareholder	—	—	469,124
Proceeds from issuance of preferred stock, net of issuance costs	9,730,970	15,694,176	—
Proceeds from issuance of special warrants, net of issuance costs	—	—	3,421,936
Proceeds from issuance of common shares, net of issuance costs	1,606,831	—	698,793
Cash received for common stock to be issued	607,471	—	—
Payment of preferred stock cash dividend	(276,315)	—	—

Net cash provided by financing activities	11,668,957	15,673,534	4,594,204

Net cash provided by (used in) discontinued operations	256,862	3,039,065	(183,088)

Increase (decrease) in cash and cash equivalents	4,429,351	12,585,002	(937,656)
Cash and cash equivalents, beginning of period	13,460,446	875,444	1,813,100

Cash and cash equivalents, end of period	$17,889,797	$13,460,446	$875,444

The accompanying notes are an integral part of these consolidated financial statements.

GENETRONICS BIOMEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Company

        We were incorporated on August 8, 1979, under the laws of British Columbia, Canada, as Genetronics Biomedical Ltd. On June 15, 2001, we completed a change in our jurisdiction of incorporation from British Columbia, Canada, to the state of Delaware. This change was accomplished through a continuation of Genetronics Biomedical Ltd. into Genetronics Biomedical Corporation, a Delaware corporation. We carry out our business through our United States wholly-owned subsidiary, Genetronics, Inc., which was incorporated in California on June 29, 1983.

        We are a San Diego-based biomedical company whose technology platform is based on medical devices that use Electroporation Therapy ("EPT") to deliver drugs and genes into cells. We are developing and commercializing novel medical therapies to address a number of diseases with critical unmet treatment needs using EPT. Our MedPulser Electroporation Therapy System is in Phase III clinical trials in the United States for the treatment of recurrent head and neck cancer. In addition, we are currently conducting pre-marketing studies to support the commercialization of the Medpulser Electroporation Therapy System in Europe. Our system delivers electrical pulses to tumors injected with the generic drug bleomycin. The unique feature of the system, which uses a generator together with disposable needle applicators, is the preservation of healthy tissue at the margins of the tumor.

        We incurred a net loss attributable to common stockholders of $11,705,336 for the year ended December 31, 2004. We had working capital of $13,036,685 and an accumulated deficit of $87,907,320 as of December 31, 2004. Our ability to continue as a going concern is dependent upon our ability to achieve profitable operations and to obtain additional capital. We will continue to rely on outside sources of financing to meet our capital needs beyond 2005. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to scale back our research and development programs, preclinical studies and clinical trials, and general and administrative activities and may not be able to continue in business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue in business. Our consolidated financial statements as of and for the year ended December 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

2.    Summary of Significant Accounting Policies

Consolidation

        These consolidated financial statements include the accounts of Genetronics Biomedical Corporation and its wholly-owned subsidiary, Genetronics, Inc., a company incorporated in the state of California. Significant intercompany accounts and transactions have been eliminated upon consolidation.

Discontinued operations

        Our Board of Directors has decided to focus our attention and resources on our Drug and Gene Delivery Division. In connection with this decision, we sold the assets of the BTX Instrument Division in January 2003. Operating results of these discontinued operations are shown separately in the accompanying consolidated statements of operations. The BTX Instruments Division had revenue of $0,

$162,060 and $3,500,557 for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts are not included as revenue in the consolidated statements of operations.

Use of estimates

        The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash equivalents

        We consider all highly liquid investments with original maturities of 90 days or less, when purchased, to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. At December 31, 2004, cash equivalents included $16,376,459 of commercial paper with an average interest rate of 2.41%. At December 31, 2003, cash equivalents included $12,722,653 of commercial paper with an average interest rate of 1.15%.

Accounts receivable

        Trade accounts receivable are recorded at invoiced amounts and do not bear interest. We perform ongoing credit evaluations of our customers' financial condition. Credit is extended to customers as deemed necessary and generally does not require collateral. Management believes that the risk of loss is significantly reduced due to the quality and financial position of our customers. As of December 31, 2004 and 2003, we did not record an allowance for doubtful accounts.

Fixed assets

        Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, generally three to five years. Equipment recorded under capital lease agreements are depreciated over the shorter of the estimated useful life of the equipment or the lease term. Leasehold improvements are depreciated over the shorter of the remaining term of the related leases or the estimated economic useful lives of the improvements. Repairs and maintenance are expensed as incurred.

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

        License costs are recorded based on the fair value of consideration paid and amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement.

Long-lived assets

        We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. While our current and historical operating and cash flow losses are indicators of impairment, we believe the future discounted cash flows to be received from the long-lived assets will exceed the assets carrying value, and accordingly, we have not recognized any impairment losses through December 31, 2004.

Income taxes

        We account for income taxes using the liability method of tax allocation. Future income taxes are recognized for the future income tax consequences attributable to differences between the carrying values of assets and liabilities and their respective income tax bases. Future income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on future income tax assets and liabilities of a change in rates is included in earnings in the period that includes the enactment date. Future income tax assets are recorded in the consolidated financial statements if realization is considered more likely than not.

Government grants

        We receive non-refundable grants under available government programs. Government grants towards current expenditures are recorded as revenue when there is reasonable assurance that we have complied with all conditions necessary to receive the grants, collectibility is reasonably assured, and as the expenditures are incurred.

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

Research and development expenses

        Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our electroporation technologies. We expense all such expenditures in the period incurred. Our expenses related to clinical trials are based on services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the contracts depend on factors such as the successful enrollment of patients or the completion of clinical trial milestones. Expenses related to clinical trials generally are accrued based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates accordingly on a prospective basis.

Net loss per share

        Net loss per share is calculated in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated in accordance with the treasury stock method and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive for all periods presented, basic and diluted loss per share are the same.

        The following table summarizes potential common shares that were excluded from historical basic and diluted net loss per share calculation because of their anti-dilutive effect:

Common stock equivalents	As of December 31, 2004	As of December 31, 2003	As of December 31, 2002
Options to purchase common stock	1,472,841	1,809,378	1,726,100
Warrants to purchase common stock	2,435,487	3,148,077	1,336,056
Convertible preferred stock	1,605,381	3,273,218	—

Total	5,513,709	8,230,673	3,062,156

Leases

        Leases have been classified as either capital or operating leases. Leases which transfer substantially all of the benefits and risks incidental to the ownership of assets are accounted for as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases, wherein rental payments are expensed as incurred with the exception of the facility lease.

Stock-based compensation

        We follow Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations, in accounting for our employee stock options. Under APB No. 25, because the exercise price of our options for common shares granted to employees is not less than the fair market value of the underlying stock on the date of grant, no compensation expense has been recognized. Options awarded to non-employees, including consultants, are recorded at their fair values using the Black-Scholes option pricing model based on the vesting terms of the options. We have also adopted the disclosure-only alternative of SFAS No.123, Accounting for Stock-Based Compensation.

        On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than July 1, 2005. We will be analyzing our options related to the adoption of SFAS No. 123(R), which we will adopt as of July 1, 2005.

        As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

        Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if we had accounted for our employee stock options granted under the fair value method of that statement. The weighted-average fair value of options granted to employees during the years ended December 31, 2004, 2003 and 2002, was $1.34, $2.52 and $1.40, respectively.

        The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions:

	Year ended December 31,
	2004	2003	2002
Risk-free interest rate	4.25%	4.25%	3.88%
Expected volatility	110%	123%	143%
Expected life in years	9.00	9.00	9.00
Dividend yield	—	—	—

        The Black-Scholes option pricing model was developed for use in estimating the fair value of trade options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

        The following table illustrates the effect on net loss attributable to stockholders if the fair value-based method had been applied to all outstanding and unvested awards in each period:

	Year ended December 31,
	2004	2003	2002
Net loss attributable to common stockholders, as reported	$(11,705,336)	$(22,875,437)	$(5,964,827)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(598,338)	(818,951)	(586,333)

Pro-forma net loss attributable to common stockholders	$(12,303,674)	$(23,694,388)	$(6,551,160)

Basic and diluted net loss attributable to common stockholders per share, as reported	$(0.66)	$(1.72)	$(0.59)
Pro-forma basic and diluted net loss attributable to common stockholders per share	$(0.70)	$(1.78)	$(0.65)

Recent accounting pronouncements

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. This statement amends the guidance in Accounting Research Board (ARB) No. 43 Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ".  .  .  under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as a current period charges  .  .  ." This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. We do not believe that the adoption of this statement will have a material impact on our financial condition or results of operations.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by us beginning January 1, 2006. We are currently evaluating the effect that the adoption of SFAS No. 153 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

3.    Financial Instruments

        For certain of our financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying values of these instruments approximate fair value due to their short-term nature.

4.    Major Customers and Concentration of Credit Risk

        In May 2004, we announced that we had signed a collaboration and licensing agreement with Merck & Co., Inc. ("Merck") to develop and commercialize our MedPulser DNA Delivery System, which will be developed for use with certain of Merck's DNA vaccine programs. This development and commercialization agreement is an extension of an initial evaluation agreement that was established in 2003. Under the terms of the agreement, Merck receives the right to use our proprietary technology initially for two specific antigens with an option to extend the agreement to include a limited number of additional target antigens. We have received an upfront license payment under this agreement, and will receive milestone payments linked to the successful development of a product. Royalties would be payable on sales of a product utilizing the device developed under the agreement. An option fee would be payable if Merck includes additional target antigens in the agreement. Under the agreement, Merck will be responsible for all development costs and clinical programs. During the year ended December 31, 2004, we recorded revenue under this collaboration and licensing agreement of $890,238. In addition, $374,177 of our total accounts receivable balance as of December 31, 2004 of $424,157 was attributable to Merck.

5.    Fixed Assets

	Cost	Accumulated depreciation and amortization	Net book value
As of December 31, 2004
Machinery, equipment and office furniture	$1,612,392	$(1,457,190)	$155,202
Leasehold improvements	435,304	(435,253)	51
Equipment under capital leases	119,671	(119,671)	—

	$2,167,367	$(2,012,114)	$155,253

As of December 31, 2003
Machinery, equipment and office furniture	$1,580,776	$(1,412,976)	$167,800
Leasehold improvements	435,304	(432,298)	3,006
Equipment under capital leases	119,671	(114,575)	5,096

	$2,135,751	$(1,959,849)	$175,902

6.    Patents and Other Assets, Net

	As of December 31, 2004	As of December 31, 2003
Patent costs, net	$1,775,135	$1,727,660
License costs, net	412,706	525,263
Other	169,731	48,193

	$2,357,572	$2,301,116

        Accumulated amortization of patent costs was $1,498,009 and $1,160,500 as of December 31, 2004 and 2003, respectively. Accumulated amortization of license costs was $487,744 and $375,188 at December 31, 2004 and 2003, respectively. We expect total depreciation and amortization expense related to these patent and license costs, as well as our fixed assets, to be approximately $562,000, $507,000, $430,000, $324,000 and $202,000 for the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

7.    Accounts Payable and Accrued Expenses

	As of December 31, 2004	As of December 31, 2003
Trade accounts payable	$677,268	$293,630
Accrued dividends	118,871	—
Accrued compensation	484,517	335,519
Accrued legal	43,000	28,113
Accrued expenses	224,465	129,825
Cash received for common stock to be issued	607,471	—

	$2,155,592	$787,087

8.    Stockholders' Equity

Reverse stock split

        Effective September 13, 2004, we implemented a one-for-four reverse split of our common stock. At the time of the reverse stock split, each four shares of our issued and outstanding common stock were combined into one share of our common stock. The reverse stock split did not change the number of authorized shares of our common stock. The one-for-four reverse stock split was approved by the registrant's stockholders at a special meeting on September 10, 2004, and subsequently approved by our Board of Directors. All common share and per share amounts throughout this filing have been adjusted to give effect to this reverse stock split. The conversion prices of our Series A, B and C Preferred Stock were also adjusted to give effect to this reverse stock split.

Preferred stock

        On May 20, 2004, we closed a private preferred share placement and raised an aggregate of $10,901,333 through the sale of our Series C Preferred Stock to institutional and accredited investors. Each holder of Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Preferred Stock could be converted on the record date for the taking of a vote. In any event of our voluntary or involuntary liquidation, dissolution or winding up, before any distribution of our assets shall be made to or set apart for the holders of Common Stock, the holders of Series C Preferred Stock shall be entitled to receive payment out of our assets in an amount equal to $10,000 per share of Series C Preferred Stock plus any accumulated and unpaid dividends. The Series C Preferred Stock is convertible into our common stock at a conversion price of $6.80 per share, and there is no escrow provision. As of December 31, 2004, 1,040 shares of Series C Preferred Stock were outstanding. Upon conversion, the Series C Preferred Stock outstanding as of December 31, 2004 will convert into 1,529,412 shares of our common stock.

        The holders of our Series C Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash, payable quarterly. Holders of Series C Preferred Stock are entitled to receive this quarterly dividend through June 30, 2007. In 2004, our Board of Directors declared dividends to the holders of our Series C Preferred Stock, which were paid through the issuance of our common stock, as well as cash. As part of this dividend to the holders of Series C Preferred Stock, we issued 30,124 common shares valued at $133,693, and paid cash of $276,315 in 2004.

        Each holder received 35% warrant coverage at an exercise price of $8.80 per share exercisable through May 10, 2009. Warrants granted to holders of our Series C Preferred Stock entitle these investors the right to acquire 561,084 shares of our common stock. The placement agents for the Series C Preferred Stock were also granted warrants entitling the agents to acquire 152,519 shares of our common stock. Each placement agent's warrant entitles the holder to acquire one share of common stock at a price of $6.80 per share, exercisable through May 10, 2009. As of December 31, 2004, no warrants issued as part of this Series C Preferred Stock offering had been exercised.

        On July 16, 2003 we closed a preferred share private placement and raised an aggregate of $15,670,000, through the sale of $8,170,000 of our Series A Preferred Stock and $7,500,000 of our Series B Preferred Stock, to institutional and accredited investors. Each holder of Series A and B Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Series A and B Preferred Stock could be converted on the record date for the taking of a vote. In any event of our voluntary or involuntary liquidation, dissolution or winding, before any distribution of our assets shall be made to or set apart for the holders of Common Stock, the holders of Series A and B Preferred Stock shall be entitled to receive payment out of our assets in an amount equal to $10,000 per share of Series A and B Preferred Stock plus any accumulated and unpaid dividends. The Series A Preferred Stock is convertible into our common stock at a conversion price of $2.40 per share, and there is no escrow provision. In connection with the sale of the Series A Preferred Stock, we recorded an imputed dividend charge of $6,045,799 related to the beneficial conversion feature of the stock during the year ended December 31, 2003. The Series B Preferred Stock is convertible into our common stock at a conversion price of $2.80 per share, and the proceeds from the sale of the Series B Preferred Stock were to remain in escrow until the achievement of specific milestones by the Company. In October 2003, we achieved these milestones and the $7,500,000 was released from escrow. In connection with the release of the Series B Preferred Stock proceeds, we recorded an imputed dividend charge of $11,807,144 related to the beneficial conversion feature of the stock during the year ended December 31, 2003. As of December 31, 2004, 291 shares of Series A Preferred Stock and 110 shares of Series B Preferred Stock remained outstanding. Upon conversion, the Series A and B Preferred Stock will convert into a total of 1,605,381 shares of our common stock.

        The holders of our Series A and B Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash, payable quarterly. Holders of Series A and B Preferred Stock are entitled to receive this quarterly dividend through September 30, 2006. In 2004 and 2003, our Board of Directors declared dividends to the holders of our Series A and B Preferred Stock, which were paid through the issuance of our common stock. As part of this dividend to holders of Series A and B Preferred Stock, we issued a total of 73,072 common shares valued at $322,397 in 2004, and 84,595 common shares valued at $357,587 in 2003.

        Each holder received 40% warrant coverage at an exercise price of $3.00 per share exercisable through July 13, 2008. Warrants granted to holders of our Series A and B Preferred Stock entitle these investors the right to acquire 2,433,073 shares of our common stock. The placement agents for the Series A and B Preferred Stock were also granted warrants entitling the agents to acquire 447,060 shares of our common stock. Each placement agent's warrant entitles the holder to acquire one share of common stock at a price between $2.40 and $2.80 per share, exercisable through July 13, 2008. As of December 31, 2004, warrants to purchase 547,920 shares issued as part of this offering had been exercised, resulting in $1,436,460 of gross proceeds. In addition, we issued 39,041 shares of our common stock valued at $116,500 as a placement agent fee in conjunction with the Series A and B Preferred Stock offering.

Special warrants

        On June 6, 2002, we closed a private placement of 2,556,472 special warrants. 1,996,393 special warrants were issued at a subscription price of $1.68 per special warrant and 560,079 special warrants were issued at a subscription price of $1.88 per special warrant, for gross proceeds of $4,406,890. Each $1.68 special warrant was exercisable, without additional payment, into one share of common stock and a warrant for the purchase of one-third of one share of common stock. Each full common stock purchase warrant was exercisable at $2.80 per share. Total warrants at $2.80 per share were 665,462. Each $1.88 special warrant was exercisable, without additional payment, into one share of common stock and a warrant for the purchase of forty percent of one share of common stock Each full common stock purchase warrant is exercisable at $2.60 per share. The gross proceeds of this financing were reduced by issuance costs including the placement agent's commission of 6.0% of the gross proceeds of $264,413 and other issuance costs of $306,708.

        In October 2002, these special warrants were converted into 2,556,472 shares of common stock and 889,494 common stock purchaser warrants. On June 9, 2003, our Board of Directors approved an extension of the expiration date from June 6, 2003 until July 7, 2003, for the exercise of each of the $2.60 warrants and the $2.80 warrants that were issued in June 2002. Warrants were exercised for 194,773 shares resulting in gross proceeds of $539,803. All remaining warrants expired on July 7, 2003.

Warrants

        In addition to warrants granted in connection with our Preferred Stock offerings, as discussed above, we have issued the following additional warrants.

        In connection with the leasing of our new corporate headquarters, we issued a warrant to purchase 50,000 shares of our common stock at $5.00 per share to the landlord of this leased facility in December 2004. This warrant is immediately exercisable and expires five years from the date of issuance. This warrant was valued on the date of issuance using the Black-Scholes pricing model. The fair value of this warrant, $120,913, will be recognized ratably over the five-year term of the lease as rent expense.

        On January 21, 2003, we entered into a $1,000,000 bridge loan with a major shareholder. Warrants to purchase 15,000 shares of our common stock at $0.04 per share were granted in lieu of interest being charged to the loan. The warrants were valued at $19,800 using a fair value model and were charged to interest expense. In February 2003, the bridge loan was paid in full with proceeds from the sale of the BTX Division. During March 2004, all of such warrants were exercised.

        In connection with the issuance of the special warrants on June 6, 2002, we granted warrants to the placement agent to acquire 166,250 shares of common stock for $1.88 per share. In September 2003, warrants to purchase 30,000 shares of common stock were exercised totaling $56,400 in gross proceeds. The remaining 136,250 warrants expire on June 6, 2005.

        On September 15, 2000, we entered into an exclusive license agreement with the University of South Florida Research Foundation, Inc. ("USF"), whereby USF granted us an exclusive, worldwide license to USF's rights in patents and patent applications generally related to needle electrodes ("License Agreement"). Pursuant to the License Agreement, we granted USF and its designees warrants to acquire 150,000 common shares for $9.00 per share until September 14, 2010. Of the total warrants granted, 75,000 vested at the date of grant and the remainder will vest upon the achievement of certain milestones. The 75,000 non-forfeitable vested warrants were valued at $553,950 using the Black-Scholes pricing model and were recorded as other assets with a credit to additional paid-in capital. The remaining 75,000 warrants are forfeitable and will be valued at the fair value on the date of vesting using the Black-Scholes pricing model.

        In addition, pursuant to the above License Agreement, we issued a total of 37,500 common shares with a fair market value of $346,500 to USF and its designees for no additional consideration. The fair market value of the common shares on September 15, 2000 was recorded as other assets and a credit to common stock and additional paid-in capital.

Stock options

        We have three stock option plans pursuant to which stock options are granted to executive officers, directors, employees and consultants.

        The 1995 Stock Option Plan (the "1995 Plan") was approved by the stockholders in 1995 and subsequently amended in 1997. The 1995 Plan was suspended by the Board of Directors in June 1997 and no further options will be granted pursuant to the 1995 Plan. As at December 31, 2004, there were 22,625 options outstanding pursuant to the 1995 Plan.

        The 1997 Stock Option Plan (the "1997 Plan"), as amended in 1999, was approved by the stockholders in July 1999. The 1997 Plan was suspended by the Board of Directors in July 2000 and no further options will be granted pursuant to the 1997 Plan. As at December 31, 2004, there were 93,935 options outstanding pursuant to the 1997 Plan.

        The 2000 Stock Option Plan (the "2000 Plan"), effective July 31, 2000, was approved by the stockholders on August 7, 2000, pursuant to which 1,850,000 common shares were reserved for issuance to our executive officers, directors, employees and consultants. In April 2002, the annual meeting of stockholder approved to amend the 2000 Plan to increase the maximum number of common shares reserved for issuance to 2,500,000. In June 2004, the annual meeting of stockholder approved to amend the 2000 Plan to increase the maximum number of common shares reserved for issuance to 3,750,000. The 2000 Plan supercedes all previous stock option plans. At December 31, 2004, 1,035,404 options are available for future grants and 1,977,153 stock options are outstanding pursuant to the 2000 Plan. The options available for issuance under the 2000 Plan generally have a term of ten years and vest over a period of three years. The 2000 Plan will terminate on July 30, 2010.

        We account for options granted to non-employees in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and SFAS No. 123. The fair value of these options at the measurement dates was estimated using the Black-Scholes pricing model.

        In January 2002, we extended the expiration date of 156,050 consultant stock options from January 15, 2002, to January 31, 2002 and reduced the exercise price from between Cdn $5.00 and Cdn $16.52 to Cdn $4.60. On January 21, 2002, we issued 124,800 common shares in respect of the exercise of these stock options for gross proceeds of Cdn $574,079 (US $361,287). As a result, additional stock-based compensation was recorded in January 2002 of $39,936 at a fair value of $0.32 per option, which was estimated by using the Black Scholes pricing model. The remaining 31,250 stock options expired unexercised.

        Total stock-based compensation for options granted to non-employees for the years ended December 31, 2004, 2003 and 2002, was $413,320, $170,959 and $105,413, respectively.

        The following table summarizes the stock options outstanding at December 31, 2004:

	Options outstanding			Options exercisable
Exercise price	Options outstanding	Weighted-average remaining contractual life (in years)	Weighted-average exercise price	Options exercisable	Weighted- average exercise price
$1.00-$4.00	1,446,279	8.0	$2.11	980,473	$2.07
$4.01-$8.00	545,124	8.2	$5.46	289,183	$5.50
$8.01-$12.00	69,935	3.4	$9.80	69,935	$9.80
$12.01-$16.00	15,750	4.2	$15.05	15,750	$15.05
$16.01-$22.00	16,625	5.2	$19.52	16,625	$19.52

	2,093,713	7.9	$3.47	1,371,966	$3.55

        Stock option activity under our stock option plans was as follows:

	Number of shares	Weighted-average exercise price
Balance, December 31, 2001	1,442,721	$7.52
Granted	930,300	1.84
Exercised	(124,799)	(2.88)
Cancelled	(522,131)	(8.52)

Balance, December 31, 2002	1,726,091	4.48
Granted	696,640	2.52
Exercised	(129,531)	(2.88)
Cancelled	(483,831)	(5.84)

Balance, December 31, 2003	1,809,369	2.72
Granted	624,375	4.58
Exercised	(140,821)	(1.92)
Cancelled	(199,210)	(5.93)

Balance, December 31, 2004	2,093,713	$3.47

Stockholder rights plan

        In 2003, our stockholders approved a five-year extension of a Stockholder Rights Plan (the "Rights Plan") to protect our stockholders from unfair, abusive or coercive takeover strategies. Under the Rights Plan, holders of common shares are entitled to one share purchase right ("Right") for each common share held. If any person or group makes a take-over bid, other than a bid permitted under the plan or acquires 20% or more of our outstanding common shares without complying with the Rights Plan, each Right entitles the registered holder thereof to purchase, in effect, $80 equivalent of our common shares at 50% of the prevailing market price.

9.    Commitments

        Rent expense was $372,765, $450,799 and $472,518 for the years ended December 31, 2004, 2003 and 2002, respectively. We do not have any active leases under capital lease arrangements. As of December 31, 2004, future minimum lease payments under non-cancelable operating leases are as follows:

2005	$476,333
2006	482,731
2007	480,327
2008	464,250
2009	475,634
Thereafter	80,035

Total	$2,459,310

10.    Income Taxes

        As of December 31, 2004, we had federal and California income tax net operating loss carryforwards of approximately $59,916,000 and $29,173,000, respectively. The federal loss carryforwards will begin to expire in 2008 unless previously utilized. The California loss carryforwards will continue to expire in 2005. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes and the 50% to 60% limitation of California loss carryforwards. In addition, we have federal research tax credit carryforwards of approximately $1,411,000, which will continue to expire in 2005 unless previously utilized, and California research tax credit carryforwards of approximately $654,000.

        Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the subsidiary's net operating loss and credit carryforwards may be limited because of a cumulative change in ownership of more than 50%.

        Significant components of our deferred tax assets as of December 31, 2004 and 2003 are shown below:

	As of December 31, 2004	As of December 31, 2003
Deferred tax assets:
Capitalized research expense	$874,000	$791,000
Net operating loss carryforwards	22,648,000	18,915,000
Research and development and other tax credits	1,866,000	1,592,000
Other	855,000	413,000

	26,243,000	21,711,000
Valuation allowance	(26,037,000)	(21,363,000)

Total deferred tax assets	206,000	348,000

Deferred tax liabilities:
Difference between book and tax basis for patent and license costs	(206,000)	(348,000)

Total deferred tax liabilities	(206,000)	(348,000)

Net deferred tax assets	$—	$—

        We have established a valuation allowance for all deferred tax assets, including those for net operating loss and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized.

        The reconciliation of income tax attributable to operations computed at the statutory tax rates to income tax expense (recovery), using a 35% statutory tax rate, is:

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Income taxes at statutory rates	$(3,841,000)	$(2,306,000)	$(2,088,000)
State income tax, net of federal benefit	(625,000)	(245,000)	(225,000)
Change in valuation allowance	4,674,000	2,181,000	2,272,000
Other	(208,000)	370,000	41,000

	$—	$—	$—

11.    401(k) Plan

        In 1995, our U.S. subsidiary adopted a 401(k) Profit Sharing Plan covering substantially all of its employees in the U.S. The defined contribution plan allows the employees to contribute a percentage of their compensation each year. We currently match 50% of our employees' contributions, up to 6% of annual compensation. This contribution is recorded as expense in the accompanying consolidated statements of operations as incurred. Our contributions are invested in our common shares on behalf of the participants, which are included in the calculation of net loss per share for the years presented.

401(k) contributions totaled $23,410, $28,699 and $62,721 for the years ended December 31, 2004, 2003 and 2002, respectively.

12.    Segment Information

        Our reportable business segments had historically included the BTX Instrument Division and the Drug and Gene Delivery Division. In connection with the sale of assets of the BTX Instrument Division in January 2003, the BTX Instrument Division, which was previously classified as a separate segment, has been classified as discontinued operations for financial reporting purposes. We now operate in one business segment.

13.    Related Party Transactions

        During the years ended December 31, 2004, 2003 and 2002, we made payments of $111,345, $170,599 and $337,150, respectively, for legal services provided by Catalyst Corporate Lawyers, where one of the partners is the Chairman of our company. As of December 31, 2004 and 2003, we owed $6,301 and $8,587 in fees to this firm, which is included in trade accounts payable and accrued expenses in the accompanying consolidated balance sheets. Total expenses paid to Catalyst Corporate Lawyers and included in share issuance costs for the years ended December 31, 2004, 2003 and 2002, were $34,470, $68,219 and $221,585, respectively. All transactions are recorded at their exchange amounts.

        In March 2004, we announced the selection of Quintiles Transnational Corp., a global pharmaceutical services organization, as the clinical research organization ("CRO") for our clinical trials in the U.S. and Europe. In addition, the investment division of this CRO, Qfinance, Inc., is an investor in our Series A, B and C Preferred Stock. As of December 31, 2004, Qfinance, Inc. owned 50, 100 and 109 shares respectively, of our Series A, B and C Preferred Stock, which were convertible into a total of 725,769 of our common shares. As of December 31, 2003, Qfinance, Inc. owned 50 and 100 shares respectively, of our Series A and B Preferred Stock. Total clinical trial expenses paid to Quintiles Transnational Corp. for the years ended December 31, 2004, 2003 and 2002, were $692,124, $58,375 and $22,868, respectively.

14.    Supplemental Disclosures of Cash Flow Information

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Cash paid for interest	$—	$20,480	$5,445
Supplemental schedule of financing activities:
Imputed dividends on preferred stock	$—	$17,852,943	$—
Common stock issued in connection with declared dividends on preferred stock	$456,090	$357,587	$—
Cashless exercise of warrants	$40	$—	$—
Conversions of preferred stock to common stock	$1,741	$2,809	$—

        During the year ended December 31, 2002, we issued common shares pursuant to a consulting agreement aggregating $55,000. See note 8 for further disclosure.

15.    Subsequent Events

Inovio AS acquisition

        In January 2005, we consummated the acquisition of Inovio AS, a Norwegian company. Under the terms of the transaction, we acquired the entire share capital of Inovio for an aggregate purchase price of $10.0 million; $3.0 million of the purchase price consisted of cash and $7.0 million consisted of shares of our Series D Convertible Preferred Stock, par value $0.001 per share (the "Series D Preferred Stock"). We issued 1,966,292 shares of the Series D Preferred Stock in the transaction, based on the average closing price of our common stock as reported on the American Stock Exchange during the 30 trading day period immediately preceding the closing. Those shareholders of Inovio who received shares of Series D Preferred Stock in the transaction will also be entitled to additional issuances of Series D Preferred Stock in the event we achieve certain strategic and commercial milestones, as set forth in the Stock Purchase Agreement. The shares of Series D Preferred Stock are convertible to shares of our common stock on a one-for-one basis.

Private placement

        In January 2005, we completed a private placement to accredited investors whereby we sold 1,540,123 shares of our common stock at a purchase price of $4.05 per share and issued warrants to purchase 508,240 shares of our common stock at an exercise price of $5.50 per share, which will result in aggregate cash proceeds of $3.03 million (assuming no exercise of the warrants). A portion of this private placement involved investors who converted $3.2 million of their previous investment in our Series C Preferred Stock into 790,123 shares of the common stock issued as part of this private placement with no associated cash proceeds to us.

        At the signing, each investor provided payment for at least 20% of the subscription amount, the balance due at the earlier of (i) September 30, 2005 or (ii) the occurrence of an "early triggering event," as set forth in the agreement. The balance of the subscription amount is evidenced by a full recourse promissory note. All of the shares shall be held in an escrow account pending the final closing, in accordance with the terms of the escrow agreement.

        In conjunction with this private placement, we received a subscription amount of $607,421 in cash from one investor in advance of the signing of this agreement, which was recorded in accrued expenses in the consolidated balance sheet as of December 31, 2004.

16.    Quarterly Financial Information (Unaudited)

        The following unaudited quarterly financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The four quarters for per share figures may not add for the year because of the different number of shares outstanding during the year. Summarized unaudited quarterly data for the years ended December 31, 2004 and 2003, are as follows:

	Quarter Ended December 31, 2004	Quarter Ended September 30, 2004	Quarter Ended June 30, 2004	Quarter Ended March 31, 2004
Revenue	$542,738	$455,157	$99,819	$69,385
Loss from continuing operations	(3,794,416)	(3,465,097)	(2,421,995)	(1,581,632)
Gain on disposal of assets	—	33,347	256,862	—
Loss from discontinued operations	—	—	—	—
Net loss	(3,794,416)	(3,431,750)	(2,165,133)	(1,581,632)
Declared dividends on preferred stock	(218,430)	(238,911)	(176,924)	(98,140)
Net loss attributable to common stockholders	(4,012,846)	(3,670,661)	(2,342,057)	(1,679,772)
Amounts per common share—basic and diluted:
Loss from continuing operations	$(0.21)	$(0.20)	$(0.14)	$(0.10)
Discontinued operations, net	—	—	0.01	—
Declared dividends on preferred stock	(0.01)	(0.01)	(0.01)	(0.01)

Net loss attributable to common stockholders	$(0.22)	$(0.21)	$(0.14)	$(0.11)

Weighted average number of common shares—basic and diluted	18,341,032	17,813,659	17,504,685	16,318,645
	Quarter Ended December 31, 2003	Quarter Ended September 30, 2003	Quarter Ended June 30, 2003	Quarter Ended March 31, 2003
Revenue	$38,077	$22,311	$9,004	$11,137
Loss from continuing operations	(1,765,404)	(1,680,313)	(1,397,238)	(1,745,290)
Gain on disposal of assets	—	—	—	2,034,078
Loss from discontinued operations	—	—	—	(110,740)
Net income (loss)	(1,765,404)	(1,680,313)	(1,397,238)	178,048
Imputed and declared dividends on preferred stock	(11,962,269)	(6,248,261)	—	—
Net loss attributable to common stockholders	(13,727,673)	(7,928,574)	(1,397,238)	178,048
Amounts per common share—basic and diluted:
Loss from continuing operations	$(0.12)	$(0.13)	$(0.11)	$(0.14)
Discontinued operations, net	—	—	—	0.15
Imputed and declared dividends on preferred stock	(0.79)	(0.48)	—	—

Net income (loss) attributable to common stockholders	$(0.91)	$(0.61)	$(0.11)	$0.01

Weighted average number of common shares:
Basic	15,122,008	12,895,325	12,624,443	12,601,652
Diluted	15,122,008	12,895,325	12,624,443	12,658,022

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
OVERVIEW
AVAILABLE INFORMATION
OVERVIEW
PARTNERSHIPS AND COLLABORATIONS
MARKET
TREATMENT OF HEAD AND NECK TUMORS
CLINICAL TRIALS—Head and Neck Cancer
RESEARCH AND DEVELOPMENT
OVERVIEW
STRATEGY
PARTNERSHIPS AND COLLABORATIONS
MARKET
RESEARCH AND DEVELOPMENT
COMPETITION
OVERVIEW
MEDICAL DEVICE MANUFACTURING
PART II
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY
GENETRONICS BIOMEDICAL CORPORATION
Index to Financial Statements
Report of Independent Registered Public Accounting Firm
Genetronics Biomedical Corporation CONSOLIDATED BALANCE SHEETS
Genetronics Biomedical Corporation CONSOLIDATED STATEMENTS OF OPERATIONS
Genetronics Biomedical Corporation CONSOLIDATED STATEMENTS OF CASH FLOWS
GENETRONICS BIOMEDICAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS