Form 10-Q
period 2005-03-31
INOVIO BIOMEDICAL CORP
filed 2005-05-10
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
to

Commission File No. 001-14888

INOVIO BIOMEDICAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	33-0969592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11494 SORRENTO VALLEY ROAD SAN DIEGO, CALIFORNIA 92121-1318
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

(858) 597-6006
(COMPANY’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The number of shares outstanding of the registrant’s Common Stock, par value $ 0.001 per share, was 19,021,020 as of May 2, 2005.

INOVIO BIOMEDICAL CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2005

INDEX

Part I. Financial Information

Item 1. Financial Statements

a)	Condensed Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004

b)	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004

c)	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004

d)	Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

Item 1. Financial Statements

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash and cash equivalents	$11,809,900	$17,889,797
Accounts receivables	461,498	424,157
Prepaid expenses and other	717,452	124,723

Total current assets	12,988,850	18,438,677

Fixed assets, net	422,908	155,253
Patents and other assets, net	2,300,088	2,357,572
Goodwill	3,156,594	—
Intangible assets, net	4,012,500	—

Total assets	$22,880,940	$20,951,502

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$1,672,519	$2,155,592
Accrued clinical trial expenses	2,554,071	2,195,816
Deferred revenue	1,083,154	1,050,584

Total current liabilities	5,309,744	5,401,992

Deferred rent	332,393	—
Long term liabilities	10,924	—

Total liabilities	5,653,061	5,401,992

Stockholders’ equity:
Preferred stock	1,968	2
Common stock	19,021	18,420
Common stock issuable	4,990,000	—
Additional paid-in capital	114,402,725	103,438,408
Accumulated deficit	(97,192,610)	(87,907,320)
Subscription receivable	(4,990,000)	—
Other comprehensive loss	(3,225)	—

Total stockholders’ equity	17,227,879	15,549,510

Total liabilities and stockholders’ equity	$22,880,940	$20,951,502

See accompanying notes to unaudited condensed consolidated financial statements

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS

(Unaudited)

	Three Month Period Ended March 31, 2005	Three Month Period Ended March 31, 2004
Revenue:
License fee and milestone payments	$99,839	$1,471
Revenue under collaborative research and development arrangements	517,612	67,914
Grants	344,470	—

Total revenue	961,921	69,385

Operating expenses:
Research and development	3,340,381	588,860
General and administrative	1,472,737	1,097,196
Amortization of intangible assets	37,500	—
Charge for acquired in-process research and development	3,332,000	—

Total operating expenses	8,182,618	1,686,056

Loss from operations	(7,220,697)	(1,616,671)

Other income (expense):
Interest income	81,543	35,039
Other income (expense), net	(645)	—

Net loss	(7,139,799)	(1,581,632)

Imputed and declared dividends on preferred stock	(2,145,491)	(98,140)

Net loss attributable to common stockholders	$(9,285,290)	$(1,679,772)

Amounts per common share – basic and diluted:
Net loss	$(0.38)	$(0.09)
Imputed and declared dividends on preferred stock	(0.12)	(0.01)
Net loss per common share	$(0.50)	$(0.10)

Weighted average number of common shares - basic and diluted	18,628,245	16,826,998

All applicable share and per share amounts have been adjusted to give effect to the one-for-four reverse stock split of our common stock on September 13, 2004.

See accompanying notes to unaudited condensed consolidated financial statements

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS

(Unaudited)

	Three Month Period Ended March 31, 2005	Three Month Period Ended March 31, 2004
OPERATING ACTIVITIES
Net loss	$(7,139,799)	$(1,581,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	153,528	134,006
Amortization of intangible assets	37,500	—
Compensation for services paid in stock options	68,941	122,738
Charge for acquired in-process research and development	3,332,000	—
Deferred rent and lease issuance costs	(1,139)	(6,147)
Deferred revenue	(94,542)	(62,185)
Changes in operating assets and liabilities:
Accounts receivable	(24,856)	167,800
Prepaid expenses and other	(58,729)	35,771
Accounts payable and accrued expenses	142,510	(272,857)
Cash used in operating activities	(3,584,586)	(1,462,506)

INVESTING ACTIVITIES
Purchase of capital assets	(217,647)	(3,417)
Patent expenditures	(82,009)	(121,231)
Acquisition of business, net of cash acquired	(2,341,028)	—
Cash used in investing activities	(2,640,684)	(124,648)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	288,765	1,255,652
Payment of preferred stock dividend	(143,392)	—
Cash provided by financing activities	145,373	1,255,652

Decrease in cash and cash equivalents	(6,079,897)	(331,502)
Cash and cash equivalents, beginning of period	17,889,797	13,460,446
Cash and cash equivalents, end of period	$11,809,900	$13,128,944

See accompanying notes to unaudited condensed consolidated financial statements

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Inovio Biomedical Corporation (the “Company”, “we” or “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of March 31, 2005, condensed consolidated statements of operations for the three month periods ended March 31, 2005 and 2004 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2005 and 2004 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that Inovio Biomedical Corporation considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three month period ended March 31, 2005 shown herein are not necessarily indicative of the results that may be expected for the year ended December 31, 2005 or for any other period. For more complete information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2005.

On March 31, 2005, we changed our corporate name from “Genetronics Biomedical Corporation” to “Inovio Biomedical Corporation” by filing a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware. We also amended our Bylaws to reflect the name change. Effective April 4, 2005, our American Stock Exchange ticker symbol changed from “GEB” to “INO.”

We are a San Diego-based biomedical company whose technology platform is based on medical devices that use Electroporation Therapy (“EPT”) to deliver drugs and genes into cells. We are developing and commercializing novel medical therapies to address a number of diseases with critical unmet treatment needs using EPT. Our MedPulser Electroporation Therapy System is in Phase III clinical trials, consisting of sites in the United States and Europe, for the treatment of recurrent head and neck cancer. In addition, we are currently conducting pre-marketing studies to support the commercialization of the Medpulser Electroporation Therapy System in Europe. Our system delivers electrical pulses to tumors injected with the generic drug bleomycin. The unique feature of the system, which uses a generator together with disposable needle applicators, is the preservation of healthy tissue at the margins of the tumor.

We incurred a net loss attributable to common stockholders of $9,285,290 for the three month period ended March  31, 2005, and had working capital of $7,679,106 and an accumulated deficit of $97,192,610 as of March 31, 2005.  Our ability to continue as a going concern is dependent upon our ability to achieve profitable operations and to obtain additional capital. We will continue to rely on outside sources of financing to meet our capital needs beyond 2005. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to scale back our research and development programs, preclinical studies and clinical trials, and general and administrative activities and may not be able to continue in business. These unaudited condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue in business.  Including the cash proceeds received from the January 2005, May 2004 and July 2003 financings discussed below, various licensing payments, the exercise of employee stock options and investor warrants, we believe we have sufficient funds to fund operations until the second quarter of 2006.

2.                                      Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of Inovio Biomedical Corporation and its wholly owned subsidiaries, Genetronics, Inc. and Inovio AS.  All material intercompany accounts have been eliminated.

3.                                      Stockholders’ Equity

The following is a summary of our authorized and issued common and preferred stock as of March 31, 2005:

Authorized:	300,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share

Issued and Outstanding:	291 shares of Series A Preferred Stock with a par value of $0.001 per share as of March 31, 2005 and December 31, 2004

110 shares of Series B Preferred Stock with a par value of $0.001 per share as of March 31, 2005 and December 31, 2004

921 and 1,040 shares of Series C Preferred Stock with a par value of $0.001 per share as of March 31, 2005 and December 31, 2004, respectively

1,966,292 and 0 shares of Series D Preferred Stock with a par value of $0.001 per share as of March 31, 2005 and December 31, 2004, respectively

19,021,020 and 18,420,427 shares of common stock with a par value of $0.001 per share as of March 31, 2005 and December 31, 2004, respectively

Reverse Stock Split

Effective September 13, 2004, we implemented a one-for-four reverse split of our common stock. At the time of the reverse stock split, each four shares of our issued and outstanding common stock were combined into one share of our common stock. The reverse stock split did not change the number of authorized shares of our common stock. The one-for-four reverse stock split was approved by our stockholders at a special meeting on September 10, 2004, and subsequently approved by our Board of Directors. All common share and per share amounts throughout this filing have been adjusted to give effect to this reverse stock split. The conversion prices of our Series A, B and C Preferred Stock were also adjusted to give effect to this reverse stock split.

Preferred Stock

In January 2005, we consummated the acquisition of Inovio AS, a Norwegian company. As part of this acquisition, we issued 1,966,292 shares of Series D Preferred Stock.  See note 6 to these unaudited condensed consolidated financial statements for further discussion of this acquistion.

On May 20, 2004, we closed a private preferred share placement and raised an aggregate of $10,901,333 through the sale of our Series C Preferred Stock to institutional and accredited investors.  The Series C Preferred Stock is convertible into our common stock at a conversion price of $6.80 per share, and there is no escrow provision. As of March 31, 2005, 921 shares of Series C Preferred Stock were outstanding. Upon conversion, the Series C Preferred Stock outstanding as of March 31, 2005 will convert into 1,354,412 shares of our common stock.

The holders of our Series C Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash, payable quarterly. Holders of Series C Preferred Stock are entitled to receive this quarterly dividend through June 30, 2007.  As part of this dividend, we paid cash of $143,392 on March 31, 2005, to holders of our Series C Preferred Stock.

Each holder received 35% warrant coverage at an exercise price of $8.80 per share exercisable through May 10, 2009. Warrants granted to holders of our Series C Preferred Stock entitle these investors the right to acquire 561,084 shares of our common stock.  The placement agents for the Series C Preferred Stock were also granted warrants entitling the agents to acquire 152,519 shares of our common stock.  Each placement agent’s warrant entitles the holder to acquire one share of common stock at a price of $6.80 per share, exercisable through May 10, 2009.  As of March 31, 2005, no warrants issued as part of this Series C Preferred Stock offering had been exercised.

On July 16, 2003, we closed a preferred share private placement and raised an aggregate of $15,670,000, through the sale of $8,170,000 of our Series A Preferred Stock and $7,500,000 of our Series B Preferred Stock, to institutional and accredited investors. The Series A Preferred Stock is convertible into our common stock at a conversion price of $2.40 per share.  The Series B Preferred Stock is convertible into our common stock at a conversion price of $2.80 per share.  As of March 31, 2005, 291 shares of Series A Preferred Stock and 110 shares of Series B Preferred Stock remained outstanding.  Upon conversion, the Series A and B Preferred Stock will convert into a total of 1,605,381 shares of our common stock.

The holders of our Series A and B Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash, payable quarterly.  Holders of Series A and B Preferred Stock are entitled to receive this quarterly dividend through September 30, 2006.  As part of this dividend, we issued a total of 13,888 common shares valued at $59,326 on March 31, 2005, and 14,830 common shares valued at $98,140 on March 31, 2004, to holders of our Series A and B Preferred Stock.

Each holder received 40% warrant coverage at an exercise price of $3.00 per share exercisable through July 13, 2008. Warrants granted to holders of our Series A and B Preferred Stock entitle these investors the right to acquire 2,433,073 shares of our common stock.  The placement agents for the Series A and B Preferred Stock were also granted warrants entitling the agents to acquire 447,060 shares of our common stock.  Each placement agent’s warrant entitles the holder to acquire one share of common stock at a price between $2.40 and $2.80 per share, exercisable through July 13, 2008.  As of March 31, 2005, warrants to purchase 727,300 shares issued as part of this offering had been exercised, resulting in $1,692,610 of gross proceeds.  In addition, we issued 39,041 shares of our common stock valued at $116,500 as a placement agent fee in conjunction with the Series A and B Preferred Stock offering.

Common Stock

In January 2005, we completed a private placement to accredited investors whereby we sold 1,540,123 shares of our common stock at a purchase price of $4.05 per share and issued warrants to purchase 508,240 shares of our common stock at an exercise price of $5.50 per share, which resulted in aggregate cash proceeds of $3,037,500 (assuming no exercise of the warrants). A portion of this private placement involved investors who converted $3,200,000 of their previous investment in our Series C Preferred Stock into 790,123 shares of the common stock issued as part of this private placement with no associated cash proceeds to us. At the signing, each investor provided payment for at least 20% of the subscription amount, the balance due at the earlier of (i) September 30, 2005 or (ii) the occurrence of an “early triggering event,” as set forth in the agreement. The balance of the subscription amount, $4,990,000, is evidenced by full recourse promissory notes from the investors.  As of March 31, 2005, no warrants issued as part of this private placement had been exercised.

We recorded an imputed dividend charge of $1,942,773 during the three month period ended March 31, 2005, related to the investors who converted $3,200,000 of their previous Series C Preferred Stock investment into 790,123 shares of our common stock as part of this private placement.  This imputed dividend charge was calculated using guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

As part of this private placement, these investors received 319,535 additional shares of our common stock by participating in this private placement, as compared to the number of shares of our common stock into which their existing Series C Preferred Stock could have been converted under the original terms of the Series C Preferred Stock.  Under EITF Issue No. 00-27, this incremental number of shares of our common stock was multiplied by the price of our common stock on the commitment date of the original Series C Preferred Stock issuance, or $6.08 per share, to calculate the imputed dividend charge associated with this beneficial conversion.

Stock Options

The 2000 Stock Option Plan (the “2000 Plan”), effective July 31, 2000, was approved by the shareholders on August 7, 2000, pursuant to which 1,850,000 shares of common stock were reserved for issuance. In April 2002, our stockholders approved an amendment to the 2000 Plan that increased the maximum number of common shares reserved for issuance under the 2000 Plan to 2,500,000.  In June 2004, the stockholders approved an amendment to the 2000 Plan that increased the maximum number of common shares reserved for issuance under the 2000 Plan to 3,750,000.  The 2000 Plan supercedes all previous stock option plans. As of March 31, 2005, 706,346 shares of common stock were available for grant under the 2000 Plan.

During the three month period ended March 31, 2005, we granted 375,000 stock options with a weighted average exercise price of $4.14.

At March 31, 2005, 2,435,295 stock options remained outstanding at exercise prices ranging from $1.00 to $22.00,  of which 1,540,473 were vested and exercisable.

Warrants

In addition to warrants granted in connection with our preferred stock offerings and private placement, as discussed above, we have issued the following additional warrants.

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

In connection with the issuance of the special warrants on June 6, 2002, we granted warrants to the placement agent to acquire 166,250 shares of common stock for $1.88 per share. In September 2003, warrants to purchase 30,000 shares of common stock were exercised, with gross proceeds totaling $56,400. The remaining warrants to purchase 136,250 shares of common stock were exercised during the three month period ended March 31, 2005, with gross proceeds totaling $256,150.

On September 15, 2000, we entered into an exclusive license agreement with the University of South Florida Research Foundation, Inc. (“USF”), whereby USF granted us an exclusive, worldwide  license to USF’s rights in patents and patent applications generally related to needle electrodes (“License Agreement”). Pursuant to the License Agreement, we granted USF and its designees warrants to acquire 150,000 common shares for $9.00 per share until September 14, 2010. Of the total warrants granted, 75,000 vested at the date of grant and the remainder will vest upon the achievement of certain milestones. The 75,000 non-forfeitable vested warrants were valued at $553,950 using the Black-Scholes pricing model and were recorded as other assets with a credit to additional paid-in capital.   The remaining 75,000 warrants are forfeitable and will be valued at the fair value on the date of vesting using the Black-Scholes pricing model.

4.                                      Net Loss Per Share

Net loss per share is calculated in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standard (“ SFAS”) No. 128, Earnings Per Share. Basic loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated in accordance with the treasury stock method and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive for all periods presented, basic and diluted loss per share are the same.

5.                                      Stock-Based Compensation

We follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations, in accounting for our employee stock options. Under APB No. 25, because the exercise price of our options for common shares granted to employees is not less than the fair market value of the underlying stock on the date of grant, no compensation expense has been recognized. Options awarded to non-employees, including consultants, are recorded at their fair values using the Black-Scholes option pricing model based on the vesting terms of the options. We have also adopted the disclosure-only alternative of SFAS No.123, Accounting for Stock-Based Compensation.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than January 1, 2006. We will be analyzing our options related to the adoption of SFAS No. 123(R), which we will adopt as of January 1, 2006.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in our condensed consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 for the three month periods ended March  31, 2005 and 2004, respectively.

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

The following table illustrates the effect on net loss attributable to common stockholders if the fair value-based method had been applied to all outstanding and unvested awards in each period:

	Three Month Period Ended March 31, 2005	Three Month Period Ended March 31, 2004

Net loss attributable to common stockholders, as reported	$(9,285,290)	$(1,679,772)
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(546,191)	(281,201)
Pro forma net loss attributable to common stockholders	$(9,831,481)	$(1,960,973)

Basic and diluted net loss per common share, as reported	$(0.50)	$(0.10)

Basic and diluted pro forma net loss per common share	$(0.53)	$(0.12)

6.                                      Inovio AS Acquisition

In January 2005, we consummated the acquisition of Inovio AS, a Norwegian company (the “Acquisition”). The Acquisition expands our intellectual property in electroporation, expands the number of agreements with major pharmaceutical companies, and provides for the near-term initiation of a Phase I/II DNA vaccine clinical trial.  Inovio AS is a complement to our existing electroporation therapy program.  Under the terms of the transaction, we acquired the entire share capital of Inovio for an aggregate purchase price of $10,000,000; $3,000,000 of the purchase price consisted of cash and $7,000,000 consisted of shares of our Series D Convertible Preferred Stock, par value $0.001 per share.  We issued 1,966,292 shares of the Series D Preferred Stock in the transaction, based on the average closing price of our common stock as reported on the American Stock Exchange during the 30 trading day period immediately preceding the closing.

When valuing the Series D Preferred Stock issued as part of the Acquisition for accounting purposes, we followed guidance set forth in SFAS No. 141, Business Combinations. Under SFAS No. 141, the fair value of securities issued as part of an acquisition should be valued based on the market price of those securities for a reasonable period before and after the date that the terms of the acquisition are agreed to and announced. For purposes of valuing the Series D Preferred Stock issued as part of the Acquisition, we used an average fair value of $4.02 per share of Series D Preferred Stock. This average was based on the closing prices of the our common stock on each of the three days prior to the Acquisition, the day of Acquisition and the three days following the Acquisition.

Those shareholders of Inovio AS who received shares of Series D Preferred Stock in the transaction (the “Series D Holders”) will also be entitled to additional issuances of Series D Preferred Stock in the event we achieve certain strategic and commercial milestones, as set forth in the Stock Purchase Agreement and summarized below. These milestones are as follows:

•                  In the event we receive payment commitments of at least $8,000,000, of which at least $1,000,000 must be in the form of upfront payments, through the signing of contracts involving Inovio AS’ technology through September 30, 2006, we must issue an additional $2,000,000 of Series D Preferred Stock to the shareholders of Inovio AS (“the Second Payment”). The value of each share of Series D Preferred Stock issued in connection with the Second Payment shall equal the average of the closing price of our common stock as reported on the American Stock Exchange during the 30 day trading period immediately preceding the Second Payment date.

•                  In the event we receive payment commitments of at least $16,000,000 (including the $8,000,000 in payment commitments noted above), of which at least $2,000,000 (including the $1,000,000 in upfront payments noted above) must be in the form of upfront payments, through the signing of contracts involving Inovio AS’ technology through September 30, 2006, we must issue an additional $1,000,000 of Series D Preferred Stock to the shareholders of Inovio AS (“the Third Payment”). The value of each share of Series D Preferred Stock issued in connection with the Third Payment shall equal the average of the closing price of our common stock as reported on the American Stock Exchange during the 30 day trading period immediately preceding the Third Payment date.

Under the purchase method of accounting, the total consideration as shown in the table below was allocated to Inovio AS’ tangible and intangible assets and liabilities based on their estimated fair values as of the date of the completion of the Acquisition.  The total consideration was as follows:

Fair value of Series D Preferred Stock issued	$7,904,494
Cash	3,000,000
Transaction costs	121,517

Total consideration	$11,026,011

The allocation of the above purchase price is as follows:

Fair value of net tangible assets acquired and liabilities assumed	$487,417
Fair value of identifiable intangible assets acquired	7,382,000
Goodwill	3,156,594

Total purchase price allocation	$11,026,011

Inovio AS’ results of operations for the period from the date of acquisition (January 25, 2005) through March 31, 2005, were included in our unaudited condensed consolidated statement of operations for the three month period ended March 31, 2005.  Identifiable acquired intangible assets include in-process research and development of $3,332,000, and an intangible asset related to acquired contracts and intellectual property of approximately $4,050,000. The $3,332,000 assigned to acquired in-process research and development was recorded as an expense in the unaudited condensed consolidated statement of operations for the three month period ended March 31, 2005.

The following unaudited pro forma financial information combines the results of operations of Inovio Biomedical Corporation and Inovio AS assuming the Acquisition was consummated on January 1, 2004. The pro forma results are not necessarily indicative of what would have occurred if the Acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

	Three Month Period Ended March 31, 2005	Three Month Period Ended March 31, 2004

Revenue	$974,675	$71,702
Net loss attributable to common stockholders (1)	$(9,529,623)	$(5,266,186)
Net loss per common share (1)	$(0.51)	$(0.31)

(1) Includes the effect of the $3,332,000 charge for acquired in-process research and development

7.                                      Supplemental Disclosures of Cash Flow Information

	Three Month Period Ended March 31, 2005	Three Month Period Ended March 31, 2004
Supplemental schedule of financing activities:

Imputed dividends on preferred stock	$1,942,773	$—
Issuance of preferred stock for acquisition	$7,904,494	$—
Common stock issued in connection with declared dividends on preferred stock	$59,326	$98,140
Cashless exercise of warrants	$43	$40
Conversions of preferred stock to common stock	$239	$997

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to our  revenue, spending, cash flow, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those which are management’s current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate.

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

General

We are a San Diego-based biomedical company whose technology platform is based on medical devices that use Electroporation Therapy (“EPT”) to deliver drugs and genes into cells. We are developing and commercializing novel medical therapies to address a number of diseases with critical unmet treatment needs using EPT. Our MedPulser Electroporation Therapy System is in Phase III clinical trials, consisting of sites in the United States and Europe, for the treatment of recurrent head and neck cancer. In addition, we are currently conducting pre-marketing studies to support the commercialization of the MedPulser Electroporation Therapy System in Europe. Our system delivers electrical pulses to tumors injected with the generic drug bleomycin. The unique feature of the system, which uses a generator together with disposable needle applicators, is the preservation of healthy tissue at the margins of the tumor. We believe this may afford distinct advantages over surgery in preserving function and improving the quality of life for cancer patients who would otherwise face significant morbidity associated with cancer surgery. Prior to commercial sales of the MedPulser Electroporation Therapy System in the European Union (“EU”), we were required to receive CE Mark Certification, an international symbol of quality and compliance. We believe that the planned commercial launch of our CE certified MedPulser Electroporation Therapy System in Europe in 2006 represents an important milestone for us.

On March 31, 2005, we changed our corporate name from “Genetronics Biomedical Corporation” to “Inovio Biomedical Corporation” by filing a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware. We also amended our Bylaws to reflect the name change. Effective April 4, 2005, our American Stock Exchange ticker symbol changed from “GEB” to “INO.”

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

Due to the amount of expenses incurred in the development of the oncology and gene delivery systems, we have been unprofitable since 1994.  As of March 31, 2005, we had an accumulated deficit of $97,192,610. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

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

Long-lived Assets.    We assess the recoverability of long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we reduce the carrying value of the asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2005.

Research and Development Expenses.    Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our electroporation technologies. We expense all such expenditures in the period incurred. Our expenses related to clinical trials are based on services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the contracts depend on factors such as the successful enrollment of patients or the completion of clinical trial milestones. Expenses related to clinical trials generally are accrued based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates accordingly on a prospective basis

Valuation of Goodwill and Intangible Assets.  Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of March 31, 2005, our goodwill and intangible assets, net of accumulated amortization, totaled $7,169,094. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

Results of Operations

Revenue.  We had total revenue of $961,921 for the three month period ended March 31, 2005, compared to $69,385 for the three month period ended March 31, 2004.  During the three month period ended March 31, 2005, we recognized revenue of $332,563 attributable to Inovio AS, a Norwegian company we acquired in January 2005.  Revenue primarily consists of license fees, milestone payments and amounts received from collaborative research and development agreements.

Revenue from license fee and milestone payments was $99,839 for the three month period ended March 31, 2005, as compared to $1,471 for the three month period ended March 31, 2004.  The increase in licensing fees for the three month period ended March 31, 2005, as compared to the comparable period in 2004, was mainly due to revenue recognized from the collaboration and licensing agreement signed with Merck in May 2004 to develop and commercialize our MedPulser® DNA Delivery System, which will be developed for use with certain of Merck’s DNA vaccine programs.  Under the Merck agreement, we will receive milestone payments linked to the successful development of a product if achieved.  The upfront payment received from Merck in 2004 and prospective future milestone payments will be amortized over the term of the agreement.   Royalties are payable on sales of a product utilizing the device developed under this agreement with Merck.

Revenue from license fees during the three month period ended March 31, 2005 and 2004 also included the amortization of license fees we received from a non-exclusive license and supply agreement we entered into with Valentis, Inc.  We will receive further payments, in the form of cash and stock of Valentis, if certain milestones are achieved under this agreement.

During the three month period ended March 31, 2005, we recorded revenue under collaborative research and development arrangements in the amount of $517,612, as compared to $67,914 for the three month period ended March 31, 2004.  The increase in revenue from collaborative research and development arrangements during the three month period ended March 31, 2005, as compared to the comparable period in 2004, was primarily due to revenue recognized from the collaboration and licensing agreement signed with Merck in May 2004.  Billings from research and development work performed pursuant to the Merck agreement are recorded as revenue as the related research expenditures are incurred pursuant to the terms of the agreement.

Revenue from grants was $344,470 for the three month period ended March 31, 2005, as compared to $0 for the three month period ended March 31, 2004.  The increase in grant revenue for the three month period ended March 31, 2005, as compared to the comparable period in 2004, was mainly due to revenue recognized from an European Union grant received by Inovio AS.

In August 2004, we announced that we had been awarded a grant by the National Institutes of Health to conduct research in the field of vascular gene therapy. The $100,000 Phase I grant, entitled “Ex vivo venous gene delivery by pulsed electric fields,” was awarded through the Small Business Innovative Research (SBIR) program and may be followed, upon evaluation, by a Phase II award of up to $1,000,000. Vascular diseases are the leading cause of death in the United States and other industrialized countries. Vascular transplants, a frequently used method to treat these diseases, unfortunately suffer from a high failure rate, resulting in a significant unmet treatment need. The SBIR grant will support our research aimed at making vascular transplants more effective and longer lasting.

Research and Development Expenses.  Research and development expenses, which include clinical trial costs, for the three month period ended March 31, 2005 were $3,340,381 as compared to $588,860 for the three month period ended March 31, 2004.  The increase in research and development expenses for the three month period ended March 31, 2005, as compared to the comparable period in 2004, was primarily due to an increase in clinical trials expenses.  These clinical trial expenses included the use of a Clinical Research Organization (CRO) hired in associated with our clinical trials.  The remainder of the increase was mainly due to personnel expenses to support internal efforts related to product development and clinical trials, increased external research expenses and other consulting expenses associated with our clinical trials, and the cost of manufacturing product to support these clinical trials.  During the three month period ended March 31, 2005, we also incurred research and development expenses of $273,385 attributable to Inovio AS.

We initiated two Phase III head and neck clinical trials during 2004 in the United States and Europe. These trials compare Electroporation Therapy to surgery using a primary endpoint of function preservation and secondary endpoints of local tumor control, disease free survival and overall survival. Shifting from a primary endpoint of survival to a quality of life outcome allows us to carry out clinical trials that will be faster, less costly and have a higher likelihood of success. As a result, previously announced Phase III head and neck trials focusing on survival as a primary endpoint have been discontinued. In addition, we initiated two European post-regulatory approval trials for skin and head and neck cancer to gather additional clinical and pharmacoeconomic data.  We have also started a Phase I clinical trial of our MedPulser Electroporation Therapy System for the treatment of pancreas cancer.  In the near-term, we intend to initiate a Phase 1 clinical trial of our MedPulser Electroporation Therapy System for the treatment of breast cancer.  Due to the initiation of these clinical trials, we anticipate research and development expenses from clinical and regulatory activities to increase in fiscal 2005.

General and Administrative Expenses.  General and administrative expenses, which include business development expenses, for the three month period ended March 31, 2005 were $1,472,737, as compared to $1,097,196 for the three month period ended March 31, 2004.  The increase in general and administrative expenses for the three month period ended March 31, 2005, as compared to the comparable period in 2004, was mainly due to increased consulting and legal expenses and increased personnel costs to support our administrative infrastructure, which includes our finance, investor relations and information technology departments, and ongoing business development efforts. The increase in general and administrative expenses was also due to accounting-related expenses incurred during the three month period ended March 31, 2005, related mainly to the implementation of internal control over financial reporting requirements under Section 404 of the Sarbanes-Oxley Act of 2002.  During the three month period ended March 31, 2005, we also incurred general and administrative expenses of $38,672 attributable to Inovio AS.

Amortization of Intangible Assets.  Amortization of intangible assets was $37,500 during the three month period ended March 31, 2005, related to an intangible asset associated with contracts and intellectual property acquired as part of our purchase of Inovio AS in January 2005.

Charge for Acquired In-Process Research and Development. The three month period ended March 31, 2005 includes a $3,332,000 non-cash charge related to the write-off of acquired in-process research and development (“IPR&D”) resulting from the Inovio AS acquisition in January. The amount expended for IPR&D represents the estimated fair value of purchased in-process technology for projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use.  There were no acquisitions during the same period in 2004.

Other Income (Expense), Net.  Other income (expense), net, for the three month period ended March 31, 2005 was $80,898, as compared to other income (expense), net, of $35,039 for the three month period ended March 31, 2004.  The increase in other income (expense), net, for the three month period ended March 31, 2005, as compared to the comparable period in 2004, was primarily due to the receipt of proceeds from financing activities. These activities have increased our cash balance significantly, which, in turn, has generated increased interest income.

Imputed and Declared Dividends on Preferred Stock. The holders of Series C Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash, payable quarterly. Holders of Series C Preferred Stock are entitled to receive this quarterly dividend through June 30, 2007.  As part of this dividend, we paid cash of $143,392 on March 31, 2005, to holders of our Series C Preferred Stock. The holders of our Series A and B Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash, payable quarterly.  Holders of Series A and B Preferred Stock are entitled to receive this quarterly dividend through September 30, 2006.  As part of this dividend, we issued a total of 13,888 common shares valued at $59,326 on March 31, 2005, and 14,830 common shares valued at $98,140 on March 31, 2004, to holders of our Series A and B Preferred Stock.

We recorded an imputed dividend charge of $1,942,773 during the three month period ended March 31, 2005, related to the investors who converted $3,200,000 of their previous Series C Preferred Stock investment into 790,123 shares of our common stock as part of this private placement.  This imputed dividend charge was calculated using guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

As part of this private placement, these investors received 319,535 additional shares of our common stock by participating in this private placement, as compared to the number of shares of our common stock into which their existing Series C Preferred Stock could have been converted under the original terms of the Series C Preferred Stock.  Under EITF Issue No. 00-27, this incremental number of shares of our common stock was multiplied by the price of our common stock on the commitment date of the original Series C Preferred Stock issuance, or $6.08 per share, to calculate the imputed dividend charge associated with this beneficial conversion.

Liquidity and Capital Resources

During the last six years, our primary uses of cash have been to finance research and development activities and clinical trial activities in the Oncology and Gene Delivery Division. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

As of March 31, 2005, we had working capital of $7,679,106, as compared to $13,036,685 as of December 31, 2004.  The decrease in working capital during the three month period ended March 31, 2005 was primarily due to the $3,000,000 we paid as part of the acquisition of Inovio AS in January 2005.  The decrease in working capital was also due to increased expenditures related to research and development and clinical trials activities, as well as various general and administrative and legal expenses related to investor relations, business development and finance activities.

In January 2005, we completed a private placement to accredited investors whereby we sold 1,540,123 shares of our common stock at a purchase price of $4.05 per share and issued warrants to purchase 508,240 shares of our common stock at an exercise price of $5.50 per share, which resulted in aggregate cash proceeds of $3,037,500 (assuming no exercise of the warrants). A portion of this private placement involved investors who converted $3,200,000 of their previous investment in our Series C Preferred Stock into 790,123 shares of the common stock issued as part of this private placement with no associated cash proceeds to us.

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

As of March 31, 2005, we had an accumulated deficit of $97,192,610.  We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment.  We are evaluating potential partnerships as  an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond next year. The outcome of these matters cannot be predicted at this time.

Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to further scale back our research and development programs, preclinical studies and clinical trials, general, and administrative activities and may not be able to continue in business. Including the cash proceeds received from the January 2005, May 2004 and July 2003 financings, various licensing payments, the exercise of employee stock options and investor warrants, we believe we have sufficient funds to fund operations until the second quarter of 2006.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

As of March 31, 2005, we had an accumulated deficit of $97,192,610.  We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment.  We are evaluating potential partnerships as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond next year. The outcome of these matters cannot be predicted at this time.

Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to further scale back our research and development programs, preclinical studies and clinical trials, general, and administrative activities and may not be able to continue in business. Including the cash proceeds received from the January 2005, May 2004 and July 2003 financings, various licensing payments, the exercise of employee stock options and investor warrants, we believe we have sufficient funds to fund operations until the second quarter of 2006.

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

A SMALL NUMBER OF LICENSING PARTNERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUE IN EACH PERIOD AND OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD SUFFER IF WE LOSE THESE LICENSING PARTNERS OR FAIL TO ADD ADDITIONAL LICENSING PARTNERS IN THE FUTURE

We derive a significant portion of our revenue from a limited number of licensing partners in each period. Accordingly, if we fail to sign additional future contracts with major licensing partners, if a licensing contract is delayed or deferred, or if an existing licensing contract expires or is cancelled and we fail to replace the contract with new business, our revenue could be adversely affected. Until commercialization of our Medpulser Electroporation Therapy System, we expect that a limited number of licensing partners will continue to account for a substantial portion of our revenue in each quarter in the foreseeable future.  During the three month period ended March 31, 2005, one licensing partner accounted for approximately 56% of our consolidated revenue.

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

We have completed Phase II clinical trials and are conducting two Phase III clinical trials of our lead product candidate, the MedPulser Electroporation Therapy System, for the treatment of recurrent head and neck cancer. In addition, we are conducting two Phase IV (or Pre-Marketing) clinical trial of our MedPulser Electroporation Therapy System for the treatment of primary and recurrent head and neck cancer and have started a Phase I clinical trial of our MedPulser Electroporation Therapy System for the treatment of pancreas cancer.  In the near-term, we intend to initiate a Phase 1 clinical trial of our MedPulser Electroporation Therapy System for the treatment of breast cancer.  Current or future clinical trials may demonstrate the MedPulser Electroporation Therapy System is neither safe nor effective.

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

Risk of Being Charged With Infringement. Although we and our partners try to avoid infringement, there is the risk that we will use a patented technology owned by another person and/or be charged with infringement. Defending or indemnifying a third party against a charge of infringement can involve lengthy and costly legal actions, and there can be no guarantee of a successful outcome. Biotechnology companies of roughly our size and financial position have gone out of business after fighting and losing an infringement battle. If we or our partners were prevented from using or selling our human-use equipment, then our business would be seriously affected. Currently, we are not aware of any parties intending to pursue infringement claims against us.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditor must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. This requirement first applied to our 2004 Annual Report on Form 10-K.

How companies are implementing these new requirements including internal control reforms, if any, to comply with Section 404’s requirements, and how independent auditors are applying these new requirements and testing companies’ internal controls, remains subject to uncertainty. The requirements of Section 404 are ongoing and apply to future years. We expect that our internal controls will continue to evolve as our business activities change. During the course of management’s and our independent auditor’s review of our internal controls over financial reporting as of December 31, 2004, we did identify two significant control deficiencies that did not rise to the level of material weaknesses, as defined by the Public Company Accounting Oversight Board (PCAOB). Although we will continue to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met.

If, during any year, our independent auditor is not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, tested or assessed, or if the independent auditor interprets the requirements, rules or regulations differently than we do, then our independent auditor may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our stock.

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income that we can earn on our cash equivalents.  We are subject to interest rate risk on our cash equivalents, which, as of March 31, 2005, had an average interest rate of approximately 2.5%.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk.  We mitigate default risk by investing in investment grade securities.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments.  Declines in interest rates over time will, however, reduce interest income.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934) that occurred during the three month period ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.            Legal Proceedings

We are not a party to any material legal proceedings with respect to us, our subsidiaries, or any of our properties.

Item 2.            Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to Vote of Security Holders

None.

Item 5.            Other Information

None.

Item 6.            Exhibits

(a)           Exhibits

Exhibit Number	Description
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

3.1(b)

Certificate of Amendment to Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on March 31, 2005 (incorporated by reference to exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2005).

3.1(c)

Certificate of Designations, Rights and Preferences of Series A Cumulative Convertible Preferred Stock (incorporated by reference to exhibit number 3.3 of the Registrant’s Registration Statement on Form S-3 (File No. 333-108752) filed with the Securities and Exchange Commission on September 12, 2003).

3.1(d)

Certificate of Designations, Rights and Preferences of Series B Cumulative Convertible Preferred Stock (incorporated by reference to exhibit number 3.4 of the Registrant’s Registration Statement on Form S-3 (File No. 333-108752) filed with the Securities and Exchange Commission on September 12, 2003).

3.1(e)

Certificate of Designations, Rights and Preferences of Series C Convertible Preferred Stock of Registrant (incorporated by reference to Registration Statement on Form S-3 (File No. 333-116696) filed June 21, 2004).

3.1(f)

Certificate of Decrease of Shares of Series C Cumulative Convertible Preferred Stock of Registrant (incorporated by reference to Registration Statement on Form S-3 (File No. 333-116696) filed June 21, 2004).

3.1(g)	Certificate of Designations, Rights and Preferences of Series D Convertible Preferred Stock of Registrant (incorporated by reference to Current Report on Form 8-K filed January 31, 2005).
3.2	Amended and Restated Bylaws (incorporated by reference to exhibit number 3.2 of the Registrant’s Current Report on Form 8-K filed April 4, 2005).
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*              This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

INOVIO BIOMEDICAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inovio Biomedical Corporation

Date: May 10, 2005	By:	/s/ Peter Kies
Peter Kies, Chief Financial Officer