Form 10-Q
period 2005-06-30
INOVIO BIOMEDICAL CORP
filed 2005-08-09
CIK 1055726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

The number of shares outstanding of the registrant’s Common Stock, par value $ 0.001 per share, was 19,043,750 as of August 1, 2005.

INOVIO BIOMEDICAL CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2005

Part I. Financial Information

Item 1. Financial Statements

INOVIO BIOMEDICAL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash and cash equivalents	$6,908,726	$17,889,797
Accounts receivable	2,524,480	424,157
Prepaid expenses and other current assets	893,433	124,723

Total current assets	10,326,639	18,438,677

Fixed assets, net	405,335	155,253
Patents, net, and other assets	2,304,572	2,357,572
Goodwill	3,156,594	—
Intangible assets, net	3,956,250	—

Total assets	$20,149,390	$20,951,502

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$1,890,790	$2,155,592
Accrued clinical trial expenses	1,349,853	2,195,816
Deferred revenue	1,608,250	1,050,584

Total current liabilities	4,848,893	5,401,992

Deferred rent	316,887	—
Long-term liabilities	10,561	—

Total liabilities	5,176,341	5,401,992

Stockholders’ equity:
Preferred stock	1,968	2
Common stock	19,044	18,420
Common stock issuable	4,990,000	—
Subscription receivable	(4,990,000)	—
Additional paid-in capital	114,489,013	103,438,408
Accumulated deficit	(99,521,243)	(87,907,320)
Other comprehensive loss	(15,733)	—

Total stockholders’ equity	14,973,049	15,549,510

Total liabilities and stockholders’ equity	$20,149,390	$20,951,502

See accompanying notes to unaudited condensed consolidated financial statements

INOVIO BIOMEDICAL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF
OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
License fee and milestone payments	$2,133,282	$39,105	$2,233,121	$40,576
Revenue under collaborative research and development arrangement	523,419	60,714	1,029,031	128,628
Grant and miscellaneous revenue	294,915	—	651,385	—

Total revenue	2,951,616	99,819	3,913,537	169,204

Operating expenses:
Research and development	3,519,623	986,443	6,860,004	1,575,303
General and administrative	1,560,985	1,578,565	3,033,722	2,675,759
Amortization of intangible assets	56,250	—	93,750	—
Charge for acquired in-process research and development	—	—	3,332,000	—

Total operating expenses	5,136,858	2,565,008	13,319,476	4,251,062

Other income (expense), net	54,237	43,194	135,135	78,233

Loss from continuing operations	(2,131,005)	(2,421,995)	(9,270,804)	(4,003,625)

Discontinued operations:
Gain on disposal of assets	—	256,862	—	256,862

Net loss	(2,131,005)	(2,165,133)	(9,270,804)	(3,746,763)

Imputed and declared dividends on preferred stock	197,628	176,924	2,343,119	275,064

Net loss attributable to common stockholders	$(2,328,633)	$(2,342,057)	$(11,613,923)	$(4,021,827)

Amounts per common share – basic and diluted:
Loss from continuing operations	$(0.11)	$(0.14)	$(0.49)	$(0.23)
Gain from discontinued operations	—	0.01	—	0.01
Imputed and declared dividends on preferred stock	(0.01)	(0.01)	(0.12)	(0.02)
Net loss attributable to common stockholders	$(0.12)	$(0.14)	$(0.61)	$(0.24)

Weighted average number of common shares – basic and diluted	19,022,474	17,502,574	18,826,449	17,164,786

All applicable share and per share amounts have been adjusted to give effect to the one-for-four reverse stock split of our common stock on September 13, 2004.

See accompanying notes to unaudited condensed consolidated financial statements

INOVIO BIOMEDICAL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF
CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
OPERATING ACTIVITIES
Net loss	$(9,270,804)	$(3,746,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	312,665	273,584
Amortization of intangible assets	93,750	—
Compensation for services paid in stock options	95,267	322,816
Charge for acquired in-process research and development	3,332,000	—
Gain on disposal of assets	—	(256,862)
Changes in operating assets and liabilities:
Accounts receivable	(2,087,838)	175,000
Prepaid expenses and other	(273,468)	(54,539)
Deferred rent and lease issuance costs	(10,599)	(12,293)
Accounts payable and accrued expenses	(856,308)	(165,815)
Deferred revenue	430,554	837,996

Cash used in operating activities	(8,234,781)	(2,626,876)

INVESTING ACTIVITIES
Purchase of capital assets	(235,234)	(43,542)
Patent expenditures	(177,758)	(190,674)
Acquisition of business, net of cash acquired	(2,341,028)	—

Cash used in investing activities	(2,754,020)	(234,216)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of issuance costs	—	9,730,970
Proceeds from issuance of common stock, net of issuance costs	288,765	1,480,381
Payment of preferred stock dividend	(281,035)	—

Cash provided by financing activities	7,730	11,211,351

Net cash provided by discontinued operations	—	256,862

Increase (decrease) in cash and cash equivalents	(10,981,071)	8,607,121

Cash and cash equivalents, beginning of period	17,889,797	13,460,446

Cash and cash equivalents, end of period	$6,908,726	$22,067,567

See accompanying notes to unaudited condensed consolidated financial statements

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Inovio Biomedical Corporation (the “Company”, “we” or “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of June 30, 2005, condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that we consider necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2005, shown herein are not necessarily indicative of the results that may be expected for the year ended December 31, 2005, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004, included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2005.

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

We incurred a net loss attributable to common stockholders of $2,328,633 and $11,613,923 for the three and six months ended June 30, 2005, respectively, and had working capital of $5,477,746 and an accumulated deficit of $99,521,243 as of June 30, 2005.  Our ability to continue as a going concern is dependent upon our ability to achieve profitable operations and to obtain additional capital. We will continue to rely on outside sources of financing to meet our capital needs. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding during the second half of 2005, we will be required to scale back our research and development programs, preclinical studies and clinical trials, and general and administrative activities and may not be able to continue in business. These unaudited condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue in business.  Including the cash proceeds received from the January 2005, May 2004 and July 2003 financings discussed below, various licensing payments, the exercise of employee stock options and investor warrants, we believe we have sufficient funds to fund operations through the first quarter of 2006.

2.                                      Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of Inovio Biomedical Corporation and its wholly owned subsidiaries, Genetronics, Inc. and Inovio AS.  All material intercompany accounts have been eliminated.

3.                                      Stockholders’ Equity

The following is a summary of our authorized and issued common and preferred stock as of June 30, 2005:

Authorized:	300,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share

Issued and Outstanding:	291 shares of Series A Preferred Stock, par value of $0.001 per share, as of June 30, 2005 and December 31, 2004

110 shares of Series B Preferred Stock, par value of $0.001 per share, as of June 30, 2005 and December 31, 2004

919 and 1,040 shares of Series C Preferred Stock, par value of $0.001 per share, as of June 30, 2005 and December 31, 2004, respectively

1,966,292 and 0 shares of Series D Preferred Stock, par value of $0.001 per share, as of June 30, 2005 and December 31, 2004, respectively

19,043,750 and 18,420,427 shares of common stock, par value of $0.001 per share, as of June 30, 2005 and December 31, 2004, respectively

Reverse Stock Split

Effective September 13, 2004, we implemented a one-for-four reverse split of our common stock. At the time of the reverse stock split, each four shares of our issued and outstanding common stock were combined into one share of our common stock. The reverse stock split did not change the number of authorized shares of our common stock. The one-for-four reverse stock split was approved by our stockholders at a special meeting on September 10, 2004, and was subsequently approved by our Board of Directors. All common share and per share amounts throughout this filing have been adjusted to give effect to this reverse stock split. The conversion prices of our Series A, B and C Preferred Stock were also adjusted to give effect to this reverse stock split.

Preferred Stock

In January 2005, we consummated the acquisition of Inovio AS, a Norwegian company. As part of this acquisition, we issued 1,966,292 shares of Series D Preferred Stock.  See note 7 to these unaudited condensed consolidated financial statements for further discussion of this acquisition.

In May 2004, we closed a private preferred share placement and raised an aggregate of $10,901,333 through the sale of our Series C Preferred Stock to institutional and accredited investors.  The Series C Preferred Stock is convertible into our common stock at a conversion price of $6.80 per share.  The Series C Preferred Stock outstanding as of June 30, 2005 is convertible into 1,351,471 shares of our common stock.

The holders of our Series C Preferred Stock will receive an annual dividend at a rate of 6%, in shares of common stock or cash, payable quarterly. Holders of Series C Preferred Stock are entitled to receive this quarterly dividend through June 30, 2007.  As part of this dividend, we paid cash of $137,643 on June 30, 2005, to holders of our Series C Preferred Stock.

Each holder received 35% warrant coverage at an exercise price of $8.80 per share exercisable through May 10, 2009. Warrants granted to holders of our Series C Preferred Stock entitle these investors the right to acquire 561,084 shares of our common stock as of June 30, 2005.  The placement agents for the Series C Preferred Stock were also granted warrants entitling the agents to acquire 152,519 shares of our common stock as of June 30, 2005.  Each placement agent’s warrant entitles the holder to acquire one share of common stock at a price of $6.80 per share, exercisable through May 10, 2009.  As of June 30, 2005, no warrants issued as part of this Series C Preferred Stock offering had been exercised.

On July 16, 2003, we closed a preferred share private placement and raised an aggregate of $15,670,000, through the sale of $8,170,000 of our Series A Preferred Stock and $7,500,000 of our Series B Preferred Stock to institutional and accredited investors. The Series A Preferred Stock is convertible into our common stock at a conversion price of $2.40 per share.  The Series B Preferred Stock is convertible into our common stock at a conversion price of $2.80 per share.  The Series A and B Preferred Stock outstanding as of June 30, 2005 is convertible into a total of 1,605,381 shares of our common stock.

The holders of our Series A and B Preferred Stock will receive an annual dividend at a rate of 6%, in shares of common stock or cash, payable quarterly.  Holders of Series A and B Preferred Stock are entitled to receive this quarterly dividend through September 30, 2006.  As part of this dividend, we issued a total of 19,789 common shares valued at $59,985 on June 30, 2005, to holders of our Series A and B Preferred Stock.

Each holder received 40% warrant coverage at an exercise price of $3.00 per share exercisable through July 13, 2008. Warrants granted to holders of our Series A and B Preferred Stock entitle these investors the right to acquire 1,965,937 shares of our common stock as of June 30, 2005.  The placement agents for the Series A and B Preferred Stock were also granted warrants entitling the agents to acquire 219,647 shares of our common stock as of June 30, 2005.  Each placement agent’s warrant entitles the holder to acquire one share of common stock at a price between $2.40 and $2.80 per share, exercisable through July 13, 2008.  As of June 30, 2005, warrants to purchase 727,300 shares issued as part of this offering had been exercised, resulting in $1,692,610 of gross proceeds.  In addition, we issued 39,041 shares of our common stock valued at $116,500 as a placement agent fee in conjunction with the Series A and B Preferred Stock offering.

Common Stock

In January 2005, we completed a private placement to accredited investors whereby we sold 1,540,123 shares of our common stock at a purchase price of $4.05 per share and issued warrants to purchase 508,240 shares of our common stock at an exercise price of $5.50 per share, which resulted in aggregate cash proceeds of $3,037,500 (assuming no exercise of the warrants). A portion of this private placement involved investors who converted $3,200,000 of their previous investment in our Series C Preferred Stock into 790,123 shares of the common stock issued as part of this private placement with no associated cash proceeds to us. In conjunction with this private placement, we received a subscription amount of $607,421 in cash in December 2004 from one investor in advance of signing the private placement agreement in January 2005. At the signing, each investor provided payment for at least 20% of the subscription amount, the balance due at the earlier of (i) September 30, 2005 or (ii) the occurrence of an “early triggering event,” as set forth in the agreement. The balance of the subscription amount, $4,990,000, is evidenced by full recourse promissory notes from the investors.  As of June 30, 2005, no warrants issued as part of this private placement had been exercised.

We recorded an imputed dividend charge of $1,942,773 during the three months ended March 31, 2005, related to the investors who converted $3,200,000 of their previous Series C Preferred Stock investment into 790,123 shares of our common stock as part of this private placement.  This imputed dividend charge was calculated using guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

As part of this private placement, these investors received 319,535 additional shares of our common stock by participating in this private placement, as compared to the number of shares of our common stock into which their existing Series C Preferred Stock could have been converted under the original terms of the Series C Preferred Stock.  Under EITF Issue No. 00-27, this incremental number of shares of our common stock was multiplied by the price of our common stock on the commitment date of the original Series C Preferred Stock issuance, or $6.08 per share, to calculate the $1,942,773 imputed dividend charge associated with this beneficial conversion.

Stock Options

The 2000 Stock Option Plan (the “2000 Plan”), effective July 31, 2000, was approved by the shareholders on August 7, 2000, pursuant to which 1,850,000 shares of common stock were reserved for issuance. In April 2002, our stockholders approved an amendment to the 2000 Plan that increased the maximum number of common shares reserved for issuance under the 2000 Plan to 2,500,000.  In June 2004, our stockholders approved an amendment to the 2000 Plan that increased the maximum number of common shares reserved for issuance under the 2000 Plan to 3,750,000.  In May 2005, our stockholders approved an amendment to the 2000 Plan that increased the maximum number of common shares reserved for issuance under the 2000 Plan to 4,250,000.  The 2000 Plan supersedes all previous stock option plans. As of June 30, 2005, 987,342 shares of common stock were available for grant under the 2000 Plan.

As of June 30, 2005, 2,654,295 stock options remained outstanding at exercise prices ranging from $1.00 to $22.00, of which 1,656,362 were vested and exercisable.

Warrants

In addition to warrants granted in connection with our preferred stock offerings and private placement, as discussed above, we have issued the following additional outstanding warrants as of June 30, 2005.

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

On September 15, 2000, we entered into an exclusive license agreement with the University of South Florida

Research Foundation, Inc. (“USF”), whereby USF granted us an exclusive, worldwide license to USF’s rights in patents and patent applications generally related to needle electrodes (the “License Agreement”). Pursuant to the License Agreement, we granted USF and its designees a warrant to acquire 150,000 common shares for $9.00 per share.  This warrant expires on September 14, 2010. 75,000 shares underlying the warrant vested at the date of grant and the remaining shares will vest upon the achievement of certain milestones. The 75,000 non-forfeitable vested shares underlying the warrant were valued at $553,950 using the Black-Scholes pricing model and were recorded as capitalized license fees in other assets with a credit to additional paid-in capital.   The remaining 75,000 shares underlying the warrant are forfeitable and will be valued at the fair value on the date of vesting using the Black-Scholes pricing model.

4.                                      Net Loss Per Share

Net loss per share is calculated in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings Per Share. Basic loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated in accordance with the treasury stock method and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive for all periods presented, basic and diluted loss per share are the same.

5.                                      Discontinued Operations

Our Board of Directors has decided to focus our attention and resources on our Drug and Gene Delivery Division.  In connection with this decision, we decided to sell the assets of the BTX Division.  On January 31, 2003, we completed the sale of substantially all of the properties and assets that were primarily used in our BTX Division.  In April 2004, we received the final payment of $200,862 in connection with the sale of the BTX Division and recorded expenses related to this transaction of $5,000.  In addition, we received a one-time settlement payment of $61,000 associated with the termination of a purchase agreement to acquire the BTX Division by a potential buyer.

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

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than January 1, 2006. We will be analyzing our options related to the adoption of SFAS No. 123(R), which we will adopt as of January 1, 2006.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in our unaudited condensed consolidated financial statements.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no operating cash flows recognized in prior periods for such excess tax deductions for the six months ended June 30, 2005 and 2004.

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

The following table illustrates the effect on net loss attributable to common stockholders if the fair value-based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss attributable to common stockholders, as reported	$(2,328,633)	$(2,342,057)	$(11,613,923)	$(4,021,827)
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(401,676)	(213,447)	(947,867)	(494,648)
Pro forma net loss attributable to common stockholders	$(2,730,309)	$(2,555,504)	$(12,561,790)	$(4,516,475)

Basic and diluted net loss attributable to common stockholders per share, as reported	$(0.12)	$(0.14)	$(0.61)	$(0.24)

Basic and diluted pro forma net loss attributable to common stockholders per share	$(0.14)	$(0.15)	$(0.67)	$(0.26)

7.                                      Inovio AS Acquisition

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

Those shareholders of Inovio AS who received shares of Series D Preferred Stock in the transaction (the “Series D Holders”) will also be entitled to additional issuances of Series D Preferred Stock in the event we achieve certain strategic and commercial milestones, as set forth in the Stock Purchase Agreement and summarized below. None of these milestones have been met as of June 30, 2005.  These milestones are as follows:

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

Inovio AS’ results of operations for the period from the date of acquisition (January 25, 2005) through June 30, 2005, were included in our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2005.  Identifiable acquired intangible assets include in-process research and development of $3,332,000, and an intangible asset related to acquired contracts and intellectual property of approximately $4,050,000. The $3,332,000 assigned to acquired in-process research and development was recorded as an expense in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2005.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2005 (1)	2004 (1)

Revenue	$104,476	$3,926,291	$176,178
Net loss attributable to common stockholders	$(2,555,945)	$(11,858,256)	$(7,822,174)
Net loss per share attributable to common stockholders	$(0.15)	$(0.63)	$(0.46)

(1) Includes the effect of the $3,332,000 charge for acquired in-process research and development

8.                                      Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. When it is impractical to determine the period-specific effect of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practical and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported as a component of income. When it is impractical to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practical. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. We are currently evaluating the effect that adoption of SFAS No. 154 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

9.                                      Supplemental Disclosures of Cash Flow Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Supplemental schedule of financing activities:

Imputed dividends on preferred stock	$—	$—	$1,942,773	$—
Issuance of preferred stock for acquisition	—	—	7,904,494	—
Common stock issued in connection with declared dividends on preferred stock	59,985	176,924	119,311	275,064
Cashless exercise of warrants	—	—	43	40
Conversions of preferred stock to common stock	3	71	242	1,068

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

We incurred a net loss attributable to common stockholders of $2,328,633 and $11,613,923 for the three and six months ended June 30, 2005, respectively, and had working capital of $5,477,746 and an accumulated deficit of $99,521,243 as of June 30, 2005.  Our ability to continue as a going concern is dependent upon our ability to achieve profitable operations and to obtain additional capital. We will continue to rely on outside sources of financing to meet our capital needs. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding during the second half of 2005, we will be required to scale back our research and development programs, preclinical studies and clinical trials, and general and administrative activities and may not be able to continue in business. These unaudited condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue in business.  Including the cash proceeds received from the January 2005, May 2004 and July 2003 financings discussed below, various licensing payments, the exercise of employee stock options and investor warrants, we believe we have sufficient funds to fund operations through the first quarter of 2006.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

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

Long-lived Assets.    We assess the recoverability of long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we reduce the carrying value of the asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through June 30, 2005.

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

Valuation of Goodwill and Intangible Assets.  Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of June 30, 2005, our goodwill and intangible assets, net of accumulated amortization, totaled $7,112,844. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

Results of Operations

Revenue.  We had total revenue of $2,951,616 and $3,913,537, respectively, for the three and six months ended June 30, 2005, compared to $99,819 and $169,204, respectively, for the three and six months ended June 30, 2004.  During the three and six months ended June 30, 2005, we recognized revenue of $273,815 and $606,378, respectively, attributable to the operations of Inovio AS, a Norwegian company we acquired in January 2005.   Revenue primarily consists of license fees, milestone payments and amounts received from collaborative research and development agreements and grants.

Revenue under license fees and milestone payments was $2,133,282 and $2,233,121, respectively, for the three and six months ended June 30, 2005, as compared to $39,105 and $40,576, respectively, for the three and six months ended June 30, 2004.  The increase in revenue under license fees and milestone payments fees for the three and six months ended June 30, 2005, as compared to the comparable periods in 2004, was mainly due to the recognition of a $2,000,000 milestone payment during the three months ended June 30, 2005, resulting from the achievement of a clinical milestone by Merck for a plasmid-based vaccine using our MedPulser® DNA Delivery System.  This $2,000,000 milestone payment was included in accounts receivable as of June 30, 2005, and was received in July 2005.  Under the Merck agreement, we may receive additional future milestone payments linked to the successful development of a product if achieved.

An additional $500,000 license fee payment was received from Merck in June 2005 from the collaboration and licensing agreement signed with Merck in May 2004, under which the parties seek to develop and commercialize our MedPulser® DNA Delivery System for use with certain of Merck’s DNA vaccine programs.  The license payments received from Merck in 2004 and 2005 will be amortized over the remaining minimum term of the agreement.   Royalties are payable on sales of a product utilizing the device developed under this agreement with Merck.

During the three and six months ended June 30, 2005, we recorded revenue under collaborative research and development arrangements of $523,419 and $1,029,031, respectively, as compared to $60,714 and $128,628 for the three and six months ended June 30, 2004, respectively.  The increase in revenue from collaborative research and development arrangements during the three and six months ended June 30, 2005, as compared to the comparable periods in 2004, was primarily due to revenue recognized from the collaboration and licensing agreement signed with Merck in May 2004.  Billings from research and development work performed pursuant to the Merck agreement are recorded as revenue as the related research expenditures are incurred pursuant to the terms of the agreement.

Grant and miscellaneous revenue was $294,915 and $651,385, respectively, for the three and six months ended June 30, 2005, as compared to $0 for the three and six months ended June 30, 2004.  The increase in grant and miscellaneous revenue for the three and six months ended June 30, 2005, as compared to the comparable periods in 2004, was mainly due to revenue recognized from our European Union and U.S. Army grants received from the acquisition of Inovio AS.

In August 2004, we announced that we had been awarded a grant by the National Institutes of Health to conduct research in the field of vascular gene therapy. The $100,000 Phase I grant, entitled “Ex vivo venous gene delivery by pulsed electric fields,” was awarded through the Small Business Innovative Research (SBIR) program and may be followed, upon evaluation, by a Phase II award of up to $1,000,000. Vascular diseases are the leading cause of death in the United States and other industrialized countries. Vascular transplants, a frequently used method to treat these diseases, unfortunately suffer from a high failure rate, resulting in a significant unmet treatment need. The SBIR grant will support our research aimed at making vascular transplants more effective and longer lasting.  During the three and six months ended June 30, 2005, we recognized $20,692 and $42,377, respectively, in revenue from this grant.

Research and Development.  Research and development expenses, which include clinical trial costs, for the three and six months ended June 30, 2005, were $3,519,623 and $6,860,004, respectively, as compared to $986,443 and $1,575,303 for the three and six months ended June 30, 2004, respectively.  The increase in research and development expenses for the three and six months ended June 30, 2005, as compared to the comparable periods in 2004, was primarily due to an increase in clinical trial expenses.  These clinical trial expenses included the use of a Clinical Research Organization (CRO) hired in association with our clinical trials. The remainder of the increase was mainly due to personnel expenses to support internal efforts related to product development and clinical trials, increased external research expenses and other consulting expenses associated with our clinical trials, and the cost of manufacturing products to support these clinical trials.  During the three and six months ended June 30, 2005, research and development expenses also included $359,729 and $633,114, respectively, in research and development costs attributable to Inovio AS.

General and Administrative Expenses.  General and administrative expenses, which include business development expenses, for the three and six months ended June 30, 2005, were $1,560,985 and $3,033,722, respectively, as compared to $1,578,565 and $2,675,759 for the three and six months ended June 30, 2004, respectively.  The increase in general and administrative expenses for the six months ended June 30, 2005, as compared to the comparable period in 2004, was mainly due to increased consulting and legal expenses and increased personnel costs to support our administrative infrastructure, which includes our finance, investor relations and information technology departments, and ongoing business development efforts. The increase in general and administrative expenses was also due to accounting-related expenses incurred during the six months ended June 30, 2005, related mainly to the implementation of and ongoing compliance with internal control over financial reporting requirements under Section 404 of the Sarbanes-Oxley Act of 2002.  During the three and six months ended June 30, 2005, general and administrative expenses also included $62,503 and $101,175, respectively, in general and administrative costs attributable to Inovio AS.

Amortization of Intangible Assets.  Amortization of intangible assets was $56,250 and $93,750 during the three and six months ended June 30, 2005, respectively, related to an intangible asset associated with contracts and intellectual property acquired as part of our purchase of Inovio AS in January 2005.

Charge for Acquired In-Process Research and Development. Operating results for the six months ended June 30, 2005 included a $3,332,000 non-cash charge related to the write-off of acquired in-process research and development (“IPR&D”) resulting from the Inovio AS acquisition in January. The amount expended for IPR&D represents the estimated fair value of purchased in-process technology for projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use.  There were no charges resulting from any acquisitions during the same period in 2004.

Other Income (Expense), Net.  Other income (expense), net, for the three and six months ended June 30, 2005, was $54,237 and $135,135, respectively, as compared to other income (expense), net of $43,194 and $78,233 for the three and six months ended June 30, 2004.  The increase in other income (expense), net, for the three and six months ended June 30, 2005, as compared to the comparable periods in 2004, was primarily due to the receipt of proceeds from financing activities. These activities have increased our cash balance significantly, which, in turn, has generated increased interest income.

Discontinued Operations.  In April 2004, we received the final payment of $200,862 in connection with the sale of the BTX Division and recorded expenses related to this transaction of $5,000.  In addition, we received a one-time settlement payment of $61,000 associated with the termination of a purchase agreement to acquire the BTX Division by a potential buyer.

Imputed and Declared Dividends on Preferred Stock. The holders of Series A and B Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash payable quarterly.  Holders of Series A and B Preferred Stock are entitled to receive this quarterly dividend through September 30, 2006.  As part of this dividend to holders of Series A and B Preferred Stock, we issued a total of 13,888 common shares valued at $59,326 on March 31, 2005, and 19,789 common shares valued at $59,985 on June 30, 2005.  We issued a total of 14,830 common shares valued at $98,140 on March 31, 2004, and 15,376 common shares valued at $83,740 on June 30, 2004 to holders of Series A and B Preferred Stock.

The holders of Series C Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash, payable quarterly. Holders of Series C Preferred Stock are entitled to receive this quarterly dividend through June 30, 2007.  As part of this dividend, we paid cash of $143,392 and $137,643, respectively, on March 31, 2005 and June 30, 2005, to holders of our Series C Preferred Stock. We issued a total of 17,127 common shares valued at $93,184 on June 30, 2004, to holders of our Series C Preferred Stock.

We recorded an imputed dividend charge of $1,942,773 during the three months ended March 31, 2005, related to the investors who converted $3,200,000 of their previous Series C Preferred Stock investment into 790,123 shares of our common stock as part of our January 2005 private placement.  This imputed dividend charge was calculated using guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

As part of this private placement, these investors received 319,535 additional shares of our common stock by participating in this private placement, as compared to the number of shares of our common stock into which their existing Series C Preferred Stock could have been converted under the original terms of the Series C Preferred Stock.  Under EITF Issue No. 00-27, this incremental number of shares of our common stock was multiplied by the price of our common stock on the commitment date of the original Series C Preferred Stock issuance, or $6.08 per share, to calculate the $1,942,773 imputed dividend charge associated with this beneficial conversion.

Liquidity and Capital Resources

During the last six years, our primary uses of cash have been to finance research and development activities and clinical trial activities in the Oncology and Gene Delivery Division. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

As of June 30, 2005, we had working capital of $5,477,746, as compared to $13,036,685 as of December 31, 2004.  The decrease in working capital during the six months ended June 30, 2005 was primarily due to the $3,000,000 we paid as part of the acquisition of Inovio AS in January 2005, as well as increased expenditures related to research and development and clinical trials activities. The decrease in working capital was also due to various general and administrative and legal expenses related to investor relations, business development and finance activities.  The decrease was offset, in part, by the $2,000,000 milestone payment recognized as revenue during the three months ended June 30, 2005, resulting from the achievement of a clinical milestone by Merck.

In January 2005, we completed a private placement to accredited investors whereby we sold 1,540,123 shares of our common stock at a purchase price of $4.05 per share and issued warrants to purchase 508,240 shares of our common stock at an exercise price of $5.50 per share, which resulted in aggregate cash proceeds of $3,037,500 (assuming no exercise of the warrants). A portion of this private placement involved investors who converted $3,200,000 of their previous investment in our Series C Preferred Stock into 790,123 shares of the common stock issued as part of this private placement with no associated cash proceeds to us. In conjunction with this private placement, we received a subscription amount of $607,421 in cash in December 2004 from one investor in advance of signing the private placement agreement in January 2005.

On May 20, 2004, we closed a private preferred share placement and raised an aggregate of $10,901,333 through the sale of our Series C Preferred Stock to institutional and accredited investors. On July 16, 2003 we closed a preferred share private placement and raised an aggregate of $15,670,000, through the sale of $8,170,000 of our Series A Preferred Stock and $7,500,000 of our Series B Preferred Stock to institutional and accredited investors.

As of June 30, 2005, we had an accumulated deficit of $99,521,243.  We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment.  We are evaluating potential partnerships as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond next year. The outcome of these matters cannot be predicted at this time.

Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to further scale back our research and development programs, preclinical studies and clinical trials, general, and administrative activities and may not be able to continue in business. Including the cash proceeds received from the January 2005, May 2004 and July 2003 financings, various licensing payments, the exercise of employee stock options and investor warrants, we believe we have sufficient funds to fund operations through the first quarter of 2006.

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

RISK FACTORS

You should carefully consider the following risk factors regarding information included in this Quarterly Report. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

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

WE WILL HAVE A NEED FOR SIGNIFICANT FUNDS IN THE FUTURE AND THERE IS NO GUARANTEE THAT WE WILL BE ABLE TO OBTAIN THE FUNDS WE NEED.

Developing a new medical device and conducting clinical trials is expensive. Our product development efforts may not lead to commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Our capital and future revenues may not be sufficient to support the expenses of our operations, the development of commercial infrastructure and the conduct of our clinical trials and pre-clinical research.

We have operated at a loss in the past, and expect that to continue for some time in the future. Our plans for continuing clinical trials, conducting research, furthering development and, eventually, marketing our human-use equipment will involve substantial costs. We expect we will fund our operations through the first quarter of 2006 with our current working capital, as well as the remaining cash proceeds we will receive during the third quarter of 2005 from our January 2005 private placement. The extent of these costs will depend on many factors, including some of the following:

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

In the past, we have raised funds by public and private sale of our stock, and we are likely to do this in the future to raise needed funds. Sale of our stock to new private or public investors usually results in existing stockholders becoming ‘‘diluted.’’ The greater the number of shares sold, the greater the dilution. A high degree of dilution can make it difficult for the price of our stock to rise rapidly, among other things. Dilution also lessens a stockholder’s voting power.

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

Additionally, our clinical trials are open-ended and, therefore, there is a risk that information regarding the success of our clinical trials maybe be obtained by the public prior to a formal announcement by us. These factors, as well as the other factors described in this Report, could significantly affect the price of our stock.

WE HAVE A HISTORY OF LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

As of June 30, 2005, we had an accumulated deficit of $99,521,243. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. We are evaluating potential partnerships as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond next year. The outcome of these matters cannot be predicted at this time.

Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to further scale back our research and development programs, preclinical studies and clinical trials, general, and administrative activities and may not be able to continue in business. Including the cash proceeds received from the January 2005, May 2004 and July 2003 financings, various licensing payments, the exercise of employee stock options and investor warrants, we believe we have sufficient funds to fund operations through the first quarter of 2006.

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

•                  Sell or license some of our technologies under terms that are less favorable than they otherwise might have been if we were in a better financial position; and

•                  Consider merging with another company or positioning ourselves to be acquired by another company.

If it became necessary to take one or more of the above-listed actions, then we may have a lower valuation, which may be reflected in our stock price.

A SMALL NUMBER OF LICENSING PARTNERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUE IN EACH PERIOD AND OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD SUFFER IF WE LOSE THESE LICENSING PARTNERS OR FAIL TO ADD ADDITIONAL LICENSING PARTNERS IN THE FUTURE.

We derive a significant portion of our revenue from a limited number of licensing partners in each period. Accordingly, if we fail to sign additional future contracts with major licensing partners, if a licensing contract is delayed or deferred, or if an existing licensing contract expires or is cancelled and we fail to replace the contract with new business, our revenue could be adversely affected. Until commercialization of our Medpulser Electroporation Therapy System, we expect that a limited number of licensing partners will continue to account for a substantial portion of our revenue in each quarter in the foreseeable future. During the three and six months ended June 30, 2005, one licensing partner, Merck, accounted for approximately 90% and 81%, respectively, of our consolidated revenue. During the three and six months ended June 30, 2004, Merck accounted for approximately 38% and 86%, respectively, of our consolidated revenue.

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

We have completed Phase II clinical trials and are conducting two Phase III clinical trials of our lead product candidate, the MedPulser Electroporation Therapy System, for the treatment of recurrent and second primary head and neck cancers. In addition, we are conducting two Phase IV (or Pre-Marketing) clinical trials of our MedPulser Electroporation Therapy System for the treatment of new and recurrent head and neck cancers and new and recurrent primary skin cancers, and are starting a Phase I clinical trial of our MedPulser Electroporation Therapy System for the treatment of breast and pancreas cancers. Current or future clinical trials may demonstrate the MedPulser Electroporation Therapy System is neither safe nor effective.

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

The patients admitted to our oncology clinical trials are experiencing a recurrence of cancer and are in a diminished physical state prior to treatment. These patients can experience serious adverse events, whether due to our technology or their physical state, which must be reported to the FDA and may delay or prevent product approval. To date, there have been four serious adverse events during our oncology clinical trials, including instances of excessive bleeding, infection and cellulitis. In addition, one patient in a control group, who did not receive treatment using our technology, died during an oncology clinical trial.

We reported these five serious adverse events to the FDA and no suspension or stoppage of our clinical trials was ordered by the FDA as a result of any of these serious adverse events. However, we cannot assure you that these or other serious adverse events will not ultimately delay or prevent approval of our product by the FDA.

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

Despite the FDA’s designation of our MedPulser Electroporation Therapy System as a Fast Track product, we may encounter delays in the regulatory approval process due to additional information requirements from the FDA, unintentional omissions in our PMA for our MedPulser Electroporation Therapy System, or other delays in the FDA’s review process. We may encounter delays or rejections in the regulatory approval process because of additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

A majority of our operating expenses relate to our clinical trials. A delay in our trials, for whatever reason, will probably require us to spend additional funds to keep the product(s) moving through the regulatory process. If we do not have or cannot raise the needed funds, then the testing of our human-use products could be shelved. In the event the clinical trials are not successful, we will have to determine whether to put more money into the program to address its deficiencies or whether to abandon the clinical development programs for the products in the tested indications. Loss of the human-use product line would be a significant setback for our company.

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

Merck can terminate its May 2004 license and collaboration agreement with us at any time in its sole discretion, without cause, by giving ninety days’ advance notice to us. If this agreement is terminated by Merck at any time during the first two years of the collaboration term, then Merck shall continue, for a six-month period beginning on the date of such termination, to make payments previously approved by the project’s joint collaboration committee in relation to scientists and outside contractors engaged by us in connection with the agreement. During the three and six months ended June 30, 2005, Merck accounted for approximately 90% and 81%, respectively, of our consolidated revenue. During the three and six months ended June 30, 2004, Merck accounted for approximately 38% and 86%, respectively, of our consolidated revenue.

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

The patenting process, enforcement of issued patents, and defense against claims of infringement are inherently risky. Because we rely heavily on patent protection, we face the following significant risks:

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

Risk of Being Charged With Infringement. Although we are not currently aware of any parties intending to pursue infringement claims against us, there is the risk that we will use a patented technology owned by another person and/or be charged with infringement. Defending or indemnifying a third party against a charge of infringement can involve lengthy and costly legal actions, and there can be no guarantee of a successful outcome. Biotechnology companies comparable to us in size and financial position have gone out of business after fighting and losing an infringement battle. If we or our partners were prevented from using or selling our human-use equipment, then our business would be materially adversely affected.

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

In addition to patents, we also rely on trade secrets and proprietary know-how. We try to protect this information with appropriate confidentiality and inventions agreements with our employees, scientific advisors, consultants, and collaborators. We cannot be sure that these agreements will not be breached, that we will be able to protect ourselves if they are breached, or that our trade secrets will not otherwise become known or be independently discovered by competitors. If any of these events occurs, then we run the risk of losing control over valuable company information, which could negatively affect our competitive position.

IF WE ARE NOT SUCCESSFUL DEVELOPING OUR CURRENT PRODUCTS, OUR BUSINESS MODEL MAY CHANGE AS OUR PRIORITIES AND OPPORTUNITIES CHANGE. OUR BUSINESS MAY NEVER DEVELOP TO BE PROFITABLE OR SUSTAINABLE.

There are many products and programs that to us seem promising and that we could pursue.  However, with limited resources, we may decide to change priorities and shift programs away from those that we had been pursuing for the purpose of exploiting our core technology of electroporation.  The choices we may make will be dependent upon numerous factors, which we cannot predict. We cannot be sure that our business model, as it currently exists or as it may evolve, will enable us to become profitable or to sustain operations.

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

To date, there have not been any serious adverse events in any gene therapy clinical trials in which our technology was used. In the future, if one or a series of serious adverse events were to occur during a gene therapy clinical trial in which our technology was used, we would report all such events to the FDA and other regulatory agencies as required by law. Such serious adverse events, whether treatment-related or not, could result in negative public perception of our treatments and require additional regulatory review or other measures, which could increase the cost of or prolong our gene therapy clinical trials or require us to halt the clinical trials altogether.

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

Greater Experience. Some competitors have been in the biomedical business longer than we have. They have greater experience than us in critical areas like clinical testing, obtaining regulatory approval, and sales and marketing. This experience or their name recognition may give them a competitive advantage over us.

Superior Patent Position. Some competitors may have a better patent position protecting their technology than we have or will have to protect our technology. If we cannot use our patents to prevent others from copying our technology or developing similar technology, or if we cannot obtain a critical license to another’s patent that we need to make and use our equipment, then we would expect our competitive position to weaken. However, we currently feel that our patent position adequately protects our technology portfolio.

Faster to Market. Some companies with competitive technologies may move through stages of development, approval, and marketing faster than us. If a competitor receives FDA approval before us, then it will be authorized to sell its products before we can sell ours. Because the first company ‘‘to market’’ often has a significant advantage over late-comers, a second place position could result in less than anticipated sales.

Reimbursement Allowed. In the U.S., third party payers, such as Medicare, may reimburse physicians and hospitals for competitors’ products but not for our human-use products. This would significantly affect our ability to sell our human-use products in the U.S. and would have a serious effect on revenue and our business as a whole. Outside of the U.S., reimbursement and funding policies vary widely.

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

In addition, geography may make the integration of businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions.

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

Successful approval, marketing, and sales of our human-use equipment are critical to the financial future of our company. Our human-use products are not yet approved for sale in the United States and some other jurisdictions and we may never obtain those approvals. Even if we do obtain approvals to sell our human-use products in the United States, those sales may not be as large or timely as we expect. These uncertainties may cause our operating results to fluctuate dramatically in the next several years. We believe that quarter-to-quarter or annual comparisons of our operating results are not a good indicator of our future performance. Nevertheless, these fluctuations may cause us to perform below the expectations of the public market analysts and investors. If this happens, the price of our common shares would likely fall.

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

If and when our human-use equipment is commercialized, there is always the risk of product defects. Product defects can lead to loss of future sales, decrease in market acceptance, damage to our brand or reputation, product returns and warranty costs, and even product withdrawal from the market. These events can occur whether the defect resides in a component we purchased from a third party or whether it was due to our design and/or manufacture. We expect that our sales agreements will contain provisions designed to limit our exposure to product liability claims. However, we do not know whether these limitations are enforceable in the countries in which the sale is made. Any product liability or other claim brought against us, if successful and of sufficient magnitude, could negatively impact our financial performance, even if we have insurance.

WE CANNOT BE CERTAIN THAT WE WILL BE ABLE TO MANUFACTURE OUR HUMAN-USE EQUIPMENT IN SUFFICIENT VOLUMES AT COMMERCIALLY REASONABLE RATES.

Our manufacturing facilities for human-use products will be subject to quality systems regulations, international quality standards and other regulatory requirements, including pre-approval inspection for the human-use equipment and periodic post-approval inspections for all human-use products. While we have undergone and passed a quality systems audit from an international body, we have never undergone a quality systems inspection by the FDA. We may not be able to pass an FDA inspection when it occurs. If our facilities are found not to be up to the FDA standards in sufficient time, prior to United States launch of product, then it will result in a delay or termination of our ability to produce the human-use equipment in our facility. Any delay in production will have a negative effect on our business. While there are no target dates set forth for launch of our products in the United States, we plan on launching these products once we successfully perform a Phase III clinical study, obtain the requisite regulatory approval, and engage a partner who has the financial resources and marketing capacity to bring our products to market.

Our products must be manufactured in sufficient commercial quantities, in compliance with regulatory requirements, and at an acceptable cost to be attractive to purchasers. We rely on third parties to manufacture and assemble most aspects of our equipment.

Disruption of the manufacture of our products, for whatever reason, could delay or interrupt our ability to manufacture or deliver our products to customers on a timely basis. This would be expected to affect revenue and may affect our long-term reputation, as well. In the event we provide product of inferior quality, we run the risk of product liability claims and warranty obligations, which will negatively affect our financial performance.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL, HIGHLY SKILLED PERSONNEL REQUIRED TO DEVELOP OUR PRODUCTS OR OBTAIN NEW COLLABORATIONS, OUR BUSINESS MAY SUFFER.

We depend, to a significant extent, on the efforts of our key employees, including senior management and senior scientific, clinical, regulatory and other personnel. The development of new therapeutic products requires expertise from a number of different disciplines, some of which is not widely available. We depend upon our scientific staff to discover new product candidates and to develop and conduct pre-clinical studies of those new potential products. Our clinical and regulatory staff is responsible for the design and execution of clinical trials in accordance with FDA requirements and for the advancement of our product candidates toward FDA approval. Our manufacturing staff is responsible for designing and conducting our manufacturing processes in accordance with the FDA’s Quality System Regulations. The quality and reputation of our scientific, clinical, regulatory and manufacturing staff, especially the senior staff, and their success in performing their responsibilities, are significant factors in attracting potential funding sources and collaborators. In addition, our Chief Executive Officer and Chief Financial Officer and other executive officers are involved in a broad range of critical activities, including providing strategic and operational guidance. The loss of these individuals, or our inability to retain or recruit other key management and scientific, clinical, regulatory, manufacturing and other personnel, may delay or prevent us from achieving our business objectives. We face intense competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

WE MAY NOT MEET ENVIRONMENTAL GUIDELINES AND AS A RESULT COULD BE SUBJECT TO CIVIL AND CRIMINAL PENALTIES.

Like all companies in our line of work, we are subject to a variety of governmental regulations relating to the use, storage, discharge and disposal of hazardous substances. Our safety procedures for handling, storage and disposal of such materials are designed to comply with applicable laws and regulations. Nevertheless, if we are found to not comply with environmental regulations, or if we are involved with contamination or injury from these materials, then we may be subject to civil and criminal penalties. This would have a negative impact on our reputation and finances, and could result in a slowdown or even complete cessation of our business. We believe we are currently in compliance with all material applicable environmental regulations.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (‘‘Section 404’’), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditor must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. This requirement first applied to our 2004

Annual Report on Form 10-K.

How companies are implementing these new requirements including internal control reforms, if any, to comply with Section 404’s requirements, and how independent auditors are applying these new requirements and testing companies’ internal controls, is an evolving process and remains subject to uncertainty. The requirements of Section 404 are ongoing and apply to future years. We expect that our internal controls will continue to evolve as our business activities change. During the course of management’s and our independent auditor’s review of our internal controls over financial reporting as of December 31, 2004, we did identify two significant control deficiencies that did not rise to the level of material weaknesses, as defined by the Public Company Accounting Oversight Board (PCAOB). Although we will continue to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income that we can earn on our cash equivalents.  We are subject to interest rate risk on our cash equivalents, which, as of June 30, 2005, had an average interest rate of approximately 2.8%.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk.  We mitigate default risk by investing in investment grade securities.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments.  Declines in interest rates over time will, however, reduce our interest income.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

We are not a party to any material legal proceedings with respect to us, our subsidiaries, or any of our properties.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 13, 2005, we held our annual meeting of stockholders.  Of the 25,019,556 shares eligible to vote, 16,482,311 votes, or 66%, were returned, constituting a quorum.  At the stockholders’ meeting, the following matters were submitted to stockholders for vote:

•                  Proposal No. 1 – Election of Directors;

•                  Proposal No. 2 – Amendment of our 2000 Stock Option Plan (the “Plan”) to increase the maximum number of common shares reserved for issuance under the Plan, including options currently outstanding, from 3,750,000 shares to 4,250,000 shares; and

•                  Proposal No. 3 – Ratification of the appointment of our independent registered public accounting firm.

The results of the voting on these proposals are as follows:

1.                                       Proposal No. 1 - Each of the individuals below were elected by the stockholders to serve until the next annual meeting of the stockholders or until his successor is duly elected or appointed, subject to earlier resignation or removal.

Director	Votes For	Votes Against	Votes Withheld
Avtar Dhillon	16,434,999	—	47,312
James L. Heppell	16,013,883	404,646	63,742
Simon X. Benito	16,434,999	—	47,312
Tazdin Esmail	16,434,999	—	47,312
Gene Larson	16,429,468	—	52,843
Felix Theeuwes	16,434,949	—	47,362
Riaz Bandali	16,434,999	—	47,312

2.                                       Proposal No. 2 – The stockholders approved an amendment to our 2000 Stock Option Plan (the “Plan”) to increase the maximum number of common shares reserved for issuance under the Plan, including options currently outstanding, from 3,750,000 shares to 4,250,000 shares. The total number of votes cast for, against, and withheld was 11,375,014, 0, and 16,825, respectively. The number of broker non-votes was 4,939,789.  Broker non-votes count in determining if a quorum present but do not count towards vote tabulation.

3.                                       Proposal No. 3 - The stockholders approved the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005. The total number of votes cast for, against, and withheld was 16,422,960, 48,156, and 7,464, respectively.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)                                  Exhibits

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Inovio Biomedical Corporation

Date:	August 9, 2005	By:	/s/ Peter Kies
Peter Kies Chief Financial Officer