Form 10-Q
period 2005-09-30
INOVIO BIOMEDICAL CORP
filed 2005-11-09
CIK 1055726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of shares outstanding of the registrant’s Common Stock, par value $ 0.001 per share, and was 19,509,454 as of October 31, 2005.

INOVIO BIOMEDICAL CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2005

INDEX

Part I. Financial Information

Item 1. Financial Statements

a)	Condensed Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004

b)	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

c)	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004

d)	Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Part I. Financial Information

Item 1. Financial Statements

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash and cash equivalents	$4,977,275	$17,889,797
Accounts receivable	282,249	424,157
Prepaid expenses and other current assets	928,785	124,723

Total current assets	6,188,309	18,438,677

Fixed assets, net	410,717	155,253
Patents, net, and other assets	2,260,300	2,357,572
Goodwill	3,156,594	—
Intangible assets, net	3,900,000	—

Total assets	$15,915,920	$20,951,502

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$1,302,577	$2,155,592
Accrued clinical trial expenses	1,102,560	2,195,816
Deferred revenue	1,343,622	1,050,584

Total current liabilities	3,748,759	5,401,992

Deferred rent	301,381	—
Long-term liabilities	10,614	—

Total liabilities	4,060,754	5,401,992

Stockholders’ equity:
Preferred stock	1,893	2
Common stock	19,181	18,420
Common stock issuable	4,830,000	—
Subscription receivable	(4,830,000)	—
Additional paid-in capital	114,561,346	103,438,408
Accumulated deficit	(102,711,690)	(87,907,320)
Other comprehensive loss	(15,564)	—

Total stockholders’ equity	11,855,166	15,549,510

Total liabilities and stockholders’ equity	$15,915,920	$20,951,502

See accompanying notes to unaudited condensed consolidated financial statements

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
License fee and milestone payments	$155,397	$84,804	$2,388,518	$125,380
Revenue from collaborative research and development arrangements	275,509	370,353	1,304,539	498,981
Grant and miscellaneous revenue	293,574	—	944,959	—

Total revenue	724,480	455,157	4,638,016	624,361

Operating expenses:
Research and development	2,413,044	2,387,291	9,273,048	3,962,593
General and administrative	1,288,490	1,609,828	4,322,212	4,285,587
Amortization of intangible assets	56,250	—	150,000	—
Charge for acquired in-process research and development	—	—	3,332,000	—

Total operating expenses	3,757,784	3,997,119	17,077,260	8,248,180

Other income, net	42,505	76,865	177,641	155,097

Loss from continuing operations	(2,990,799)	(3,465,097)	(12,261,603)	(7,468,722)

Discontinued operations:
Gain on disposal of assets	—	33,347	—	290,209

Net loss	(2,990,799)	(3,431,750)	(12,261,603)	(7,178,513)

Imputed and declared dividends on preferred stock	199,648	238,911	2,542,767	513,975

Net loss attributable to common stockholders	$(3,190,447)	$(3,670,661)	$(14,804,370)	$(7,692,488)

Amounts per common share – basic and diluted:
Loss from continuing operations	$(0.16)	$(0.20)	$(0.65)	$(0.43)
Gain from discontinued operations	—	—	—	0.02
Imputed and declared dividends on preferred stock	(0.01)	(0.01)	(0.13)	(0.03)
Net loss per share attributable to common stockholders	$(0.17)	$(0.21)	$(0.78)	$(0.44)

Weighted average number of common shares – basic and diluted	19,083,983	17,813,659	18,913,237	17,382,656

See accompanying notes to unaudited condensed consolidated financial statements

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
OPERATING ACTIVITIES
Net loss	$(12,261,603)	$(7,178,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	485,288	419,853
Amortization of intangible assets	150,000	—
Compensation for services paid in stock options	107,017	367,354
Gain on disposal of assets	—	(290,209)
Charge for acquired in-process research and development	3,332,000	—
Changes in operating assets and liabilities:
Accounts receivable	154,393	(176,210)
Prepaid expenses and other assets	(277,135)	4,584
Deferred rent and lease issuance costs	(20,059)	(18,439)
Accounts payable and accrued expenses	(1,691,592)	1,407,571
Deferred revenue	165,926	740,533

Cash used in operating activities	(9,855,765)	(4,723,476)

INVESTING ACTIVITIES
Purchase of capital assets	(282,232)	(80,746)
Patent expenditures	(302,224)	(285,392)
Acquisition of business, net of cash acquired	(2,341,028)	—

Cash used in investing activities	(2,925,484)	(366,138)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of issuance costs	—	9,730,970
Proceeds from exercise of warrants and options for cash	—	1,539,112
Proceeds from issuance of common stock, net of issuance costs	288,765	—
Payment of preferred stock dividend	(420,038)	(157,444)

Cash (used in) provided by financing activities	(131,273)	11,112,638

Net cash provided by discontinued operations	—	256,862

(Decrease) increase in cash and cash equivalents	(12,912,522)	6,279,886

Cash and cash equivalents, beginning of period	17,889,797	13,460,446

Cash and cash equivalents, end of period	$4,977,275	$19,740,332

See accompanying notes to unaudited condensed consolidated financial statements

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Inovio Biomedical Corporation (the “Company”, “we” or “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of September 30, 2005, condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that we consider necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2005, shown herein are not necessarily indicative of the results that may be expected for the year ended December 31, 2005, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004, included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2005.

On March 31, 2005, we changed our corporate name from “Genetronics Biomedical Corporation” to “Inovio Biomedical Corporation” by filing a Certificate of Amendment to our Certificate of Incorporation with the State of Delaware. We also amended our Bylaws to reflect the name change. Effective April 4, 2005, our American Stock Exchange ticker symbol changed from “GEB” to “INO.”

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

We incurred a net loss attributable to common stockholders of $3,190,447 and $14,804,370 for the three and nine months ended September 30, 2005, respectively, and had working capital of $2,439,550 and an accumulated deficit of $102,711,690 as of September 30, 2005.  Our ability to continue as a going concern is dependent upon our ability to achieve profitable operations and to obtain additional capital. We will continue to rely on outside sources of financing to meet our capital needs. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding during the last quarter of 2005, we will be required to scale back our research and development programs, preclinical studies and clinical trials, and general and administrative activities and may not be able to continue in business. These unaudited condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue in business.  We expect we will fund our operations through the first quarter of 2006 with our current working capital, as well as the remaining cash proceeds we will receive during the fourth quarter of 2005 from our January 2005 private placement.

2.                                      Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of Inovio Biomedical Corporation and its wholly owned subsidiaries, Genetronics, Inc. and Inovio AS.  All material intercompany accounts have been eliminated.

3.                                      Stockholders’ Equity

The following is a summary of our authorized and issued common and preferred stock as of September 30, 2005:

Authorized:	300,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share

Issued and Outstanding:	291 shares of Series A Preferred Stock, par value of $0.001 per share, as of September 30, 2005 and December 31, 2004

110 shares of Series B Preferred Stock, par value of $0.001 per share, as of September 30, 2005 and December 31, 2004

903 and 1,040 shares of Series C Preferred Stock, par value of $0.001 per share, as of September 30, 2005 and December 31, 2004, respectively

1,890,752 and 0 shares of Series D Preferred Stock, par value of $0.001 per share, as of September 30, 2005 and December 31, 2004, respectively

19,180,637 and 18,420,427 shares of common stock, par value of $0.001 per share, as of September 30, 2005 and December 31, 2004, respectively

Preferred Stock

In January 2005, we consummated the acquisition of Inovio AS, a Norwegian company. As part of this acquisition, we issued 1,966,292 shares of Series D Preferred Stock.  See note 7 to these unaudited condensed consolidated financial statements for further discussion of this acquisition.

In May 2004, we closed a private preferred share placement and raised an aggregate of $10,901,333 through the sale of our Series C Preferred Stock to institutional and accredited investors.  The Series C Preferred Stock is convertible into our common stock at a conversion price of $6.80 per share.  The Series C Preferred Stock outstanding as of September 30, 2005 is convertible into 1,327,941 shares of our common stock.

The holders of our Series C Preferred Stock will receive an annual dividend at a rate of 6%, in shares of common stock or cash, payable quarterly. Holders of Series C Preferred Stock are entitled to receive this quarterly dividend through June 30, 2007.  As part of this dividend, we paid cash of $139,003 on September 30, 2005, to holders of our Series C Preferred Stock.

Each holder received 35% warrant coverage at an exercise price of $8.80 per share exercisable through May 10, 2009. Warrants granted to holders of our Series C Preferred Stock entitle these investors the right to acquire 561,084 shares of our common stock as of September 30, 2005.  The placement agents for the Series C Preferred Stock were also granted warrants entitling the agents to acquire 152,519 shares of our common stock as of September 30, 2005.  Each placement agent’s warrant entitles the holder to acquire one share of common stock at a price of $6.80 per share, exercisable through May 10, 2009.  As of September 30, 2005, no warrants issued as part of this Series C Preferred Stock offering had been exercised.

On July 16, 2003, we closed a preferred share private placement and raised an aggregate of $15,670,000, through the sale of $8,170,000 of our Series A Preferred Stock and $7,500,000 of our Series B Preferred Stock to institutional and accredited investors. The Series A Preferred Stock is convertible into our common stock at a conversion price of $2.40 per share.  The Series B Preferred Stock is convertible into our common stock at a conversion price of $2.80 per share.  The Series A and B Preferred Stock outstanding as of September 30, 2005 is convertible into a total of 1,605,381 shares of our common stock.

The holders of our Series A and B Preferred Stock will receive an annual dividend at a rate of 6%, in shares of common stock or cash, payable quarterly.  Holders of Series A and B Preferred Stock are entitled to receive this quarterly dividend through September 30, 2006.  As part of this dividend, we issued a total of 21,841 common shares valued at $60,645 on September 30, 2005, to holders of our Series A and B Preferred Stock.

Each holder received 40% warrant coverage at an exercise price of $3.00 per share exercisable through July 13, 2008. Warrants granted to holders of our Series A and B Preferred Stock entitle these investors the right to acquire 1,965,937 shares of our common stock as of September 30, 2005.  The placement agents for the Series A and B Preferred Stock were also granted warrants entitling the agents to acquire 219,647 shares of our common stock as of September 30, 2005.  Each placement agent’s warrant entitles the holder to acquire one share of common stock at a price between $2.40 and $2.80 per share, exercisable through July 13, 2008.  As of September 30, 2005, warrants to purchase 727,300 shares issued as part of this offering had been exercised, resulting in $1,692,610 of gross proceeds.  In addition, we issued 39,041 shares of our common stock valued at $116,500 as a placement agent fee in conjunction with the Series A and B Preferred Stock offering.

Common Stock

In January 2005, we completed a private placement to accredited investors whereby we sold 1,540,123 shares of our common stock at a purchase price of $4.05 per share and issued warrants to purchase 508,240 shares of our common stock at an exercise price of $5.50 per share, which resulted in aggregate cash proceeds of $3,037,500 (assuming no exercise of the warrants). As of September 30, 2005, no warrants issued as part of this private placement had been exercised.

A portion of this private placement involved investors who converted $3,200,000 of their previous investment in our Series C Preferred Stock into 790,123 shares of the common stock issued as part of this private placement with no associated cash proceeds to us. In conjunction with this private placement, we received a subscription amount of $607,421 in cash in December 2004 from one investor in advance of signing the private placement agreement in January 2005. At the signing, each investor provided payment for at least 20% of the subscription amount, the balance was to be due at the earlier of (i) September 30, 2005 or (ii) the occurrence of an “early triggering event,” as set forth in the agreement. The balance of the original subscription amount, $4,990,000, was evidenced by full recourse promissory notes from the investors.

In September 2005, one investor converted $160,000 of its previous investment in our Series C Preferred Stock into 39,506 shares of our common stock as part of this private placement.  The due date on the remaining subscription amount of $4,830,000 was extended from September 30, 2005, to November 30, 2005.

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

Stock Options

The 2000 Stock Option Plan (the “2000 Plan”), effective July 31, 2000, was approved by the shareholders on August 7, 2000, pursuant to which 1,850,000 shares of common stock were reserved for issuance. In April 2002, our stockholders approved an amendment to the 2000 Plan that increased the maximum number of common shares reserved for issuance under the 2000 Plan to 2,500,000.  In June 2004, our stockholders approved an amendment to the 2000 Plan that increased the maximum number of common shares reserved for issuance under the 2000 Plan to 3,750,000.  In May 2005, our stockholders approved an amendment to the 2000 Plan that increased the maximum number of common shares reserved for issuance under the 2000 Plan to 4,250,000.  The 2000 Plan supersedes all previous stock option plans. As of September 30, 2005, 1,066,053 shares of common stock were available for grant under the 2000 Plan.

As of September 30, 2005, 2,575,584 stock options remained outstanding at exercise prices ranging from $1.00 to $22.00, of which 1,757,121 were vested and exercisable.

Warrants

In addition to warrants granted in connection with our preferred stock offerings and private placement, as discussed above, we have issued the following additional outstanding warrants as of September 30, 2005.

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

5.                                      Discontinued Operations

Our Board of Directors has decided to focus our attention and resources on our Drug and Gene Delivery Division.  In connection with this decision, we decided to sell the assets of the BTX Division.  On January 31, 2003, we completed the sale of substantially all of the properties and assets that were primarily used in our BTX Division.  In April 2004, we received the final payment of $200,862 in connection with the sale of the BTX Division and recorded expenses related to this transaction of $5,000.  In addition, we received a one-time settlement payment of $61,000 associated with the termination of a purchase agreement to acquire the BTX Division by a potential buyer.  During the three months ended September 30, 2004, we realized a gain of $33,347 from the write-off of an accrued warranty liability related to the sale of the BTX Division.

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

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no operating cash flows recognized in prior periods for such excess tax deductions for the nine months ended September 30, 2005 and 2004.

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

The following table illustrates the effect on net loss attributable to common stockholders as if the fair value-based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net loss attributable to common stockholders, as reported	$(3,190,447)	$(3,670,661)	$(14,804,370)	$(7,692,488)
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(356,391)	(69,185)	(1,304,162)	(322,321)
Pro forma net loss attributable to common stockholders	$(3,546,838)	$(3,739,846)	$(16,108,532)	$(8,014,809)

Basic and diluted net loss per share attributable to common stockholders, as reported	$(0.17)	$(0.21)	$(0.78)	$(0.44)

Basic and diluted pro forma net loss per share attributable to common stockholders	$(0.19)	$(0.21)	$(0.85)	$(0.46)

7.                                      Inovio AS Acquisition

In January 2005, we consummated the acquisition of Inovio AS, a Norwegian company (the “Acquisition”). The Acquisition expands our intellectual property in electroporation, expands the number of agreements with major pharmaceutical companies, and provides for the near-term initiation of a Phase I/II DNA vaccine clinical trial.  Inovio AS is a complement to our existing electroporation therapy program.  Under the terms of the transaction, we acquired the entire share capital of Inovio for an aggregate purchase price of $10,000,000; $3,000,000 of the purchase price consisted of cash and $7,000,000 consisted of shares of our Series D Convertible Preferred Stock, par value $0.001 per share.  We issued 1,966,292 shares of the Series D Preferred Stock in the transaction, based on the average closing price of our common stock as reported on the American Stock Exchange during the 30 trading day period immediately preceding the closing.   As of September 30, 2005, 75,540 shares of the Series D Preferred Stock had been converted into 75,540 shares of our common stock.

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

Those shareholders of Inovio AS who received shares of Series D Preferred Stock in the transaction (the “Series D Holders”) will also be entitled to additional issuances of Series D Preferred Stock in the event we achieve certain strategic and commercial milestones, as set forth in the Stock Purchase Agreement and summarized below. None of these milestones have been met as of September 30, 2005.  These milestones are as follows:

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

Inovio AS’ results of operations for the period from the date of acquisition (January 25, 2005) through September 30, 2005, were included in our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2005.  Identifiable acquired intangible assets include in-process research and development of $3,332,000, and an intangible asset related to acquired contracts and intellectual property of approximately $4,050,000. The $3,332,000 assigned to acquired in-process research and development was recorded as an expense in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2005.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2005 (1)	2004 (1)

Revenue	$455,157	$4,650,770	$631,343
Net loss attributable to common stockholders	$(3,920,155)	$(15,104,954)	$(11,911,034)
Net loss per share attributable to common stockholders	$(0.22)	$(0.80)	$(0.69)

(1) Includes the effect of the $3,332,000 charge for acquired in-process research and development

8.                                      Supplemental Disclosures of Cash Flow Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Supplemental schedule of financing activities:

Imputed dividends on preferred stock	$—	$—	$1,942,773	$—
Issuance of preferred stock for acquisition	—	—	7,904,494	—
Common stock issued in connection with declared dividends on preferred stock	60,644	85,741	179,955	360,805
Cashless exercise of warrants	—	—	43	40
Conversions of preferred stock to common stock	115	313	357	1,381

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to our revenue, spending, cash flow, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those which are management’s current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate.

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

On March 31, 2005, we changed our corporate name from “Genetronics Biomedical Corporation” to “Inovio Biomedical Corporation” by filing a Certificate of Amendment to our Certificate of Incorporation with the State of Delaware. We also amended our Bylaws to reflect the name change. Effective April 4, 2005, our American Stock Exchange ticker symbol changed from “GEB” to “INO.”

We incurred a net loss attributable to common stockholders of $3,190,447 and $14,804,370 for the three and nine months ended September 30, 2005, respectively, and had working capital of $2,439,550 and an accumulated deficit of $102,711,690 as of September 30, 2005.  Our ability to continue as a going concern is dependent upon our ability to achieve profitable operations and to obtain additional capital. We will continue to rely on outside sources of financing to meet our capital needs. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding during the last quarter of 2005, we will be required to scale back our research and development programs, preclinical studies and clinical trials, and general and administrative activities and may not be able to continue in business. These unaudited condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue in business.  We expect we will fund our operations through the first quarter of 2006 with our current working capital, as well as the remaining cash proceeds we will receive during the fourth quarter of 2005 from our January 2005 private placement.

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

Long-lived Assets.    We assess the recoverability of long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we reduce the carrying value of the asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through September 30, 2005.

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

Valuation of Goodwill and Intangible Assets.  Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of September 30, 2005, our goodwill and intangible assets, net of accumulated amortization, totaled $7,056,594. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

Results of Operations

Revenue.  We had total revenue of $724,480 and $4,638,016, for the three and nine months ended September 30, 2005, respectively, compared to $455,157 and $624,361, for the three and nine months ended September 30, 2004, respectively.  During the three and nine months ended September 30, 2005, we recognized revenue of $273,171 and $879,549, respectively, attributable to the operations of Inovio AS, a Norwegian company we acquired in January 2005. Revenue primarily consists of license fees, milestone payments and amounts received from collaborative research and development agreements and grants.

Revenue from license fees and milestone payments was $155,397 and $2,388,518, respectively, for the three and nine months ended September 30, 2005, as compared to $84,804 and $125,380, respectively, for the three and nine months ended September 30, 2004.  The increase in revenue from license fees and milestone payments for the nine months ended September 30, 2005, as compared to the comparable period in 2004, was mainly due to the recognition of a $2,000,000 milestone payment during the three months ended June 30, 2005, resulting from the achievement of a clinical milestone by Merck & Co., Inc. (“Merck”) for a plasmid-based vaccine using our MedPulser® DNA Delivery System.  This $2,000,000 milestone payment was received in July 2005.  Under our May 2004 license and collaboration agreement with Merck (the “Merck Agreement”), we may receive additional future milestone payments linked to the successful development of a product if achieved.

An additional $500,000 license fee payment was received in June 2005 from the Merck Agreement, under which the parties seek to develop and commercialize our MedPulser® DNA Delivery System for use with certain of Merck’s DNA vaccine programs.  The license payments received from Merck in 2004 and 2005 will be amortized over the remaining minimum term of the agreement.   Royalties are payable on sales of a product utilizing the device developed under the Merck Agreement.

During the three and nine months ended September 30, 2005, we recorded revenue from collaborative research and development arrangements of $275,509 and $1,304,539, respectively, as compared to $370,353 and $498,981 for the three and nine months ended September 30, 2004, respectively.  The increase in revenue from collaborative research and development arrangements during the nine months ended September 30, 2005, as compared to the comparable period in 2004, was primarily due to revenue recognized from the Merck Agreement.  Billings from research and development work performed pursuant to the Merck Agreement are recorded as revenue as the related research expenditures are incurred pursuant to the terms of the agreement.

Grant and miscellaneous revenue was $293,574 and $944,959, for the three and nine months ended September 30, 2005, respectively, as compared to $0 for the three and nine months ended September 30, 2004.  The increase in grant and miscellaneous revenue for the three and nine months ended September 30, 2005, as compared to the comparable periods in 2004, was mainly due to revenue recognized from our European Union and U.S. Army grants received from the acquisition of Inovio AS.

In August 2004, we announced that we had been awarded a grant by the National Institutes of Health to conduct research in the field of vascular gene therapy. The $100,000 Phase I grant, entitled “Ex vivo venous gene delivery by pulsed electric fields,” was awarded through the Small Business Innovative Research (SBIR) program and may be followed, upon evaluation, by a Phase II award of up to $1,000,000. Vascular diseases are the leading cause of death in the United States and other industrialized countries. Vascular transplants, a frequently used method to treat these diseases, unfortunately suffer from a high failure rate, resulting in a significant unmet treatment need. The SBIR grant will support our research aimed at making vascular transplants more effective and longer lasting.  During the three and nine months ended September 30, 2005, we recognized $21,936 and $64,313, respectively, in revenue from this grant.

Research and Development.  Research and development expenses, which include clinical trial costs, for the three and nine months ended September 30, 2005, were $2,413,044 and $9,273,048, respectively, as compared to $2,387,291 and $3,962,593 for the three and nine months ended September 30, 2004, respectively.  The increase in research and development expenses for the nine months ended September 30, 2005, as compared to the comparable period in 2004, was primarily due to an increase in clinical trial expenses.  These clinical trial expenses included the use of Clinical Research Organizations hired in association with our clinical trials. The remainder of the increase was mainly due to personnel expenses to support internal efforts related to product development and clinical trials, increased external research expenses and other consulting expenses associated with our clinical trials, and the cost of manufacturing products to support these clinical trials.  During the three and nine months ended September 30, 2005, research and development expenses also included $248,822 and $881,936 respectively, in research and development costs attributable to Inovio AS.

General and Administrative Expenses.  General and administrative expenses, which include business development expenses, for the three and nine months ended September 30, 2005, were $1,288,490 and $4,322,212, respectively, as compared to $1,609,828 and $4,285,587 for the three and nine months ended September 30, 2004, respectively.  The decrease in general and administrative expenses for the three months ended September 30, 2005, as compared to the comparable period in 2004, was mainly due to accounting-related expenses incurred during the three months ended September 30, 2004, related mainly to the initial implementation of internal control over financial reporting requirements under Section 404 of the Sarbanes-Oxley Act of 2002.  During the three and nine months ended September 30, 2005, general and administrative expenses also included $23,536 and $124,711, respectively, in general and administrative costs attributable to Inovio AS.

Amortization of Intangible Assets.  Amortization of intangible assets was $56,250 and $150,000 during the three and nine months ended September 30, 2005, respectively, related to an intangible asset associated with contracts and intellectual property acquired as part of our purchase of Inovio AS in January 2005.

Charge for Acquired In-Process Research and Development. Operating results for the nine months ended September 30, 2005 included a $3,332,000 non-cash charge related to the write-off of acquired in-process research and development (“IPR&D”) resulting from the Inovio AS acquisition in January. The amount expended for IPR&D represents the estimated fair value of purchased in-process technology for projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use.  There were no charges resulting from any acquisitions during the same period in 2004.

Other Income, Net.  Other income, net, for the three and nine months ended September 30, 2005, was $42,505 and $177,641, respectively, as compared to other income, net, of $76,865 and $155,097 for the three and nine months ended September 30, 2004.  The decrease in other income, net, for the three months ended September 30, 2005 was primarily due to a decreasing cash and investments balance.  The increase in other income, net, for the nine months ended September 30, 2005, as compared to the comparable period in 2004, was primarily due to the receipt of proceeds from financing activities.

Discontinued Operations.  In April 2004, we received the final payment of $200,862 in connection with the sale of the BTX Division and recorded expenses related to this transaction of $5,000.  In addition, we received a one-time settlement payment of $61,000 associated with the termination of a purchase agreement to acquire the BTX Division by a potential buyer.  During the three months ended September 30, 2004, we realized a gain of $33,347 from the write-off of an accrued warranty liability related to the sale of the BTX division.

Imputed and Declared Dividends on Preferred Stock. The holders of Series A and B Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash payable quarterly.  Holders of Series A and B Preferred Stock are entitled to receive this quarterly dividend through September 30, 2006.  As part of this dividend to holders of Series A and B Preferred Stock, we issued a total of 13,888 common shares valued at $59,326 on March 31, 2005, 19,789 common shares valued at $59,985 on June 30, 2005 and 21,841 common shares valued at $60,645 on September 30, 2005.  We issued a total of 14,830 common shares valued at $98,140 on March 31, 2004, 15,376 common shares valued at $83,740 on June 30, 2004 and 24,002 shares valued at $79,389 on September 30, 2004 to holders of Series A and B Preferred Stock.

The holders of Series C Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash, payable quarterly. Holders of Series C Preferred Stock are entitled to receive this quarterly dividend through June 30, 2007.  As part of this dividend, we paid cash of $143,392, $137,643 and $139,003 on March 31, 2005, June 30, 2005, and September 30, 2005, respectively, to holders of our Series C Preferred Stock. As part of this dividend, we paid cash of $153,170 on September 30, 2004, to the holders of Series C Preferred Stock.  We issued a total of 17,127 common shares valued at $93,184 on June 30, 2004, and 1,932 common shares valued at $6,352 on September 30, 2004, to holders of our Series C Preferred Stock.

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

As of September 30, 2005, we had working capital of $2,439,550, as compared to $13,036,685 as of December 31, 2004.  The decrease in working capital during the nine months ended September 30, 2005 was primarily due to the $3,000,000 cash we paid as part of the acquisition of Inovio AS in January 2005, as well as increased expenditures related to research and development and clinical trials activities. The decrease in working capital was also due to the increase of various general and administrative and legal expenses related to investor relations, business development and finance activities.  This decrease in working capital was offset, in part, by $2,500,000 in licensing and milestone payments we received from Merck during the nine months ended September 30, 2005.

As of September 30, 2005, we had an accumulated deficit of $102,711,690.  We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue clinical, research and development efforts.  If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment.  We are evaluating potential partnerships as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond next year. The outcome of these matters cannot be predicted at this time.

Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to further scale back our research and development programs, preclinical studies and clinical trials, general, and administrative activities and may not be able to continue in business. We expect we will fund our operations through the first quarter of 2006 with our current working capital, as well as the remaining cash proceeds we will receive during the fourth quarter of 2005 from our January 2005 private placement.

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

We have started additional clinical studies in different indications, such as breast and pancreas, and are also in the pre-clinical stages of research and development with new product candidates using our electroporation technology. These new indications and product candidates will require significant costs to advance through the development stages. If such product candidates are advanced through clinical trials, the results of such trials may not gain FDA approval. Even if approved, our products may not be commercially successful. If we fail to develop and commercialize our products, we may be forced to curtail or cease operations.

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

WE WILL HAVE A NEED FOR SIGNIFICANT FUNDS IN THE FUTURE AND THERE IS NO GUARANTEE THAT WE WILL BE ABLE TO OBTAIN THE FUNDS WE NEED.

Developing a new medical device and conducting clinical trials is expensive. Our product development efforts may not lead to commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Our capital and future revenue may not be sufficient to support the expenses of our operations, the development of commercial infrastructure and the conduct of our clinical trials and pre-clinical research.

We have operated at a loss in the past, and expect that to continue for some time in the future. Our plans for continuing clinical trials, conducting research, furthering development and, eventually, marketing our human-use equipment will involve substantial costs. We expect we will fund our operations through the first quarter of 2006 with our current working capital, as well as the remaining cash proceeds we will receive during the fourth quarter of 2005 from our January 2005 private placement. The extent of these costs will depend on many factors, including some of the following:

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

•                  Faster than expected rate of progress and changes in scope and cost of our research and development and clinical trial activities;

•                  An increase or decrease in the amount and timing of milestone payments we receive from collaborators;

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

In the past, we have raised funds by public and private sale of our stock, and we are likely to do this in the future to raise needed funds. Sale of our stock to new private or public investors usually results in existing stockholders becoming “diluted.” The greater the number of shares sold, the greater the dilution. A high degree of dilution can make it difficult for the price of our stock to rise rapidly, among other things. Dilution also lessens a stockholder’s voting power.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

As of September 30, 2005, we had an accumulated deficit of $102,711,690. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. We are evaluating potential partnerships as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond next year. The outcome of these matters cannot be predicted at this time.

Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to further scale back our research and development programs, preclinical studies and clinical trials, general, and administrative activities and may not be able to continue in business. We expect we will fund our operations through the first quarter of 2006 with our current working capital, as well as the remaining cash proceeds we will receive during the fourth quarter of 2005 from our January 2005 private placement.

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

We derive a significant portion of our revenue from a limited number of licensing partners in each period. Accordingly, if we fail to sign additional future contracts with major licensing partners, if a licensing contract is delayed or deferred, or if an existing licensing contract expires or is cancelled and we fail to replace the contract with new business, our revenue could be adversely affected. Until commercialization of our Medpulser Electroporation Therapy System, we expect that a limited number of licensing partners will continue to account for a substantial portion of our revenue in each quarter in the foreseeable future. During the three and nine months ended September 30, 2005, one licensing partner, Merck, accounted for approximately 58% and 78%, respectively, of our consolidated revenue. During the three and nine months ended September 30, 2004, Merck accounted for approximately 83% and 84%, respectively, of our consolidated revenue.

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

We have completed Phase II clinical trials and are conducting two Phase III clinical trials of our lead product candidate, the MedPulser Electroporation Therapy System, for the treatment of recurrent and second primary head and neck cancers. In addition, we are conducting two Phase IV (or Pre-Marketing) clinical trials of our MedPulser Electroporation Therapy System for the treatment of new and recurrent head and neck cancers and new and recurrent primary skin cancers, and have started a Phase I clinical trial of our MedPulser Electroporation Therapy System for the treatment of breast and pancreas cancers. Current or future clinical trials may demonstrate the MedPulser Electroporation Therapy System is neither safe nor effective.

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

The patients admitted to our oncology clinical trials are experiencing late stage cancer and are in a diminished physical state prior to entering our studies.  These patients can experience serious adverse events, whether due to our technology or other procedures.  To date, there have been six unexpected serious adverse events that were at least possibly related to our technology.  These events included excessive bleeding, obstruction of the airway, weight loss, and three deaths.  One of the deaths was of unknown cause, one death was due to a suspected heart attack and one death was due to suspected internal bleeding.  All of these events have been reported to FDA as required.  To date, no suspension or stoppage of our oncology clinical trials has been ordered by the FDA as a result of any of these serious adverse events.  However, because our studies are controlled and ongoing, we cannot assure you that these or other serious adverse events will not ultimately delay or prevent approval of our product by the FDA.

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

Merck can terminate its May 2004 license and collaboration agreement with us at any time in its sole discretion, without cause, by giving ninety days’ advance notice to us. If this agreement is terminated by Merck at any time during the first two years of the collaboration term, then Merck shall continue, for a six-month period beginning on the date of such termination, to make payments previously approved by the project’s joint collaboration committee in relation to scientists and outside contractors engaged by us in connection with the agreement. During the three and nine months ended September 30, 2005, Merck accounted for approximately 58% and 78%, respectively, of our consolidated revenue. During the three and nine months ended September 30, 2004, Merck accounted for approximately 83% and 84%, respectively, of our consolidated revenue.

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

To effectively market our products, we will need to develop sales, marketing and distribution capabilities. In order to develop or otherwise obtain these capabilities, we may have to enter into marketing, distribution or other similar arrangements with third parties in order to sell, market and distribute our products successfully. To the extent we enter into any such arrangements with third parties, our product revenue is likely to be lower than if we directly marketed and sold our products, and any revenue we receive will depend upon the efforts of such third parties. We have no experience in marketing or selling pharmaceutical products and we currently have no sales, marketing or distribution capability. We may be unable to develop sufficient sales, marketing and distribution capabilities to commercialize our products successfully.

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

To date, there have not been any serious adverse events in any gene therapy clinical trials in which our technology was used. These current gene therapy clinical trials are being sponsored by several of our partners. In the future, if one or a series of serious adverse events were to occur during a gene therapy clinical trial in which our technology was used by a partner, the partner would be responsible for reporting all such events to the FDA and other regulatory agencies as required by law. Such serious adverse events, whether treatment-related or not, could result in negative public perception of our treatments and require additional regulatory review or other measures, which could increase the cost of or prolong our gene therapy clinical trials or require us to halt the clinical trials altogether.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income that we can earn on our cash equivalents.  We are subject to interest rate risk on our cash equivalents, which, as of September 30, 2005, had an average interest rate of approximately 3.7%.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk.  We mitigate default risk by investing in investment grade securities.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments.  Declines in interest rates over time will, however, reduce our interest income.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Inovio Biomedical Corporation

Date:	November 9, 2005	By:	/s/ Peter Kies
Peter Kies
Chief Financial Officer