Form 10-K
period 2005-12-31
INOVIO BIOMEDICAL CORP
filed 2006-03-16
CIK 1055726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NO. 001-14888

INOVIO BIOMEDICAL CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	33-0969592
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

11494 SORRENTO VALLEY ROAD
SAN DIEGO, CALIFORNIA	92121-1318
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 597-6006

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

COMMON STOCK, $0.001 PAR VALUE	AMERICAN STOCK EXCHANGE
(Title of Class)	(Name of Each Exchange on Which Registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of June 30, 2005 was approximately $59,226,062 based on $3.11, the closing price on that date of the Registrant’s Common Stock on the American Stock Exchange.

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 29,699,739 as of March 9, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

We have incorporated by reference into Part III of this Annual Report portions of our proxy statement for the 2006 Annual Meeting of Stockholders, for which a definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Annual Report relates.

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONTAINING THE WORDS “BELIEVES,” “ANTICIPATES,” “EXPECTS,” “ESTIMATES” AND WORDS OF SIMILAR MEANING. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT’S OPINIONS ONLY AS OF THE DATE OF THIS REPORT, AS A RESULT OF SUCH RISKS AND UNCERTAINTIES. WE UNDERTAKE NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE FOUND IN THIS ANNUAL REPORT ON FORM 10-K IN PART I, ITEM 1A UNDER THE HEADING “RISK FACTORS,” IN PART II, ITEM 7 UNDER THE HEADING “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND ADDITIONAL FACTORS DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT AND IN OTHER DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR QUARTERLY REPORTS ON FORM 10-Q. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.

PART I

ITEM 1. BUSINESS

OVERVIEW

We were incorporated on August 8, 1979, under the laws of British Columbia, Canada, as Genetronics Biomedical Ltd. On June 15, 2001, we completed a change in our jurisdiction of incorporation from British Columbia, Canada, to the state of Delaware. On March 31, 2005, we changed our corporate name from “Genetronics Biomedical Corporation” to “Inovio Biomedical Corporation.”

Our principal executive offices are located at 11494 Sorrento Valley Road, San Diego, California 92121-1318, and our telephone number is (858) 597-6006. Our website address is www.inovio.com. Effective April 4, 2005, our American Stock Exchange ticker symbol changed from “GEB” to “INO.”

We are a San Diego-based biomedical company whose technology platform is based on medical devices that use electroporation therapy to enhance the delivery of drugs and genes into cells. We are developing and seeking to commercialize medical therapies to address a number of diseases with critical unmet treatment needs using electroporation therapy. Our Selective Electrochemical Tumor Ablation (“SECTA”) therapy is in Phase III clinical trials, consisting of sites in the United States and Europe for the treatment of recurrent head and neck cancer. In addition, we are currently conducting pre-marketing studies to support the commercialization of the SECTA system in Europe. Our system, which uses a generator together with disposable needle applicators, delivers electrical pulses to tumors injected with the generic drug Bleomycin. The distinctive feature of the system, we believe, is the preservation of healthy tissue at the margins of the tumor. We anticipate the system may therefore afford advantages over surgery in preserving function and improving the quality of life for cancer patients who would otherwise face significant morbidity associated with cancer surgery. Since Inovio intends to demonstrate these attributes in the current clinical studies, the statements as to the benefits of SECTA are prospective. Prior to commercial sales of the SECTA system in the European Union (“EU”), we are required to CE Mark the system. The CE Mark is an international symbol of quality and compliance. The completion of the European pre-marketing studies in 2006 is required prior to the commercial launch of the SECTA system in Europe and will represent an important milestone for us.

The primary front line treatment of solid tumors involves surgical resection and/or radiation to debulk and control tumor growth prior to initiating systemic therapy with chemotherapeutic agents. Because of the concern of microscopic disease in the tissue surrounding a tumor and that it is often difficult or impossible for surgeons to determine the border, or margins, between healthy and diseased tissue, surgeons will often remove, or resect an area outside of the obvious tumor mass to ensure that they have excised all of the cancerous tissue. This can result in the loss of function and appearance of the surrounding tissues and organs, reducing the patient’s quality of life. Examples include the loss of speech from resection of tumors on the tongue or larynx or loss of erectile function from resection of the prostate. Recent advances in non-surgical forms of tumor ablation, such as cryoablation, microwave and high frequency radio ablation therapy, fail to meet the clinical need to preserve normal healthy tissue. Given the desire for improved outcomes in the surgical resection of a large number of solid tumors such as those of the head and neck, skin, pancreas, breast and prostate, we believe that there will be significant demand for our technology from patients and surgical oncologists.

As part of our MedPulser® product line, we have also been developing devices for the delivery of DNA for vaccinations and gene therapy. To our knowledge, we were the first company to initiate a clinical study involving the use of electroporation to deliver therapeutic genes in human patients. This was done in collaboration with investigators at the Moffitt Regional Cancer Center in Tampa, Florida in December 2004. This investigation was approved by the U.S. Food and Drug Administration (“FDA”) and involves electroporating melanomas with DNA-encoded cytokines in an attempt to stimulate immunity against the patient’s tumor. In 2004, we also extended our license with Vical, Inc. (NASDAQ:VICL) to include a worldwide exclusive license for the use of electroporation together with Vical’s “naked” DNA technology for their development of an HIV DNA vaccine. We also executed a major licensing deal with milestone and royalty payments with Merck & Co., Inc. (NYSE:MRK) for the development of proprietary DNA vaccines for cancer and infectious disease using electroporation. In addition, in January 2005, we acquired Inovio AS, a Norwegian company, to expand our patent portfolio in the area of intramuscular electroporation. The Inovio AS acquisition included collaboration with the University of Southampton, UK on a Phase I clinical study for the electroporation of a DNA vaccine for prostate carcinoma.   As a result, our DNA electroporation delivery technology is currently being evaluated in four independent Phase I clinical trials together with these partners (Moffitt, Vical, Merck and Southampton). Most recently we executed a collaborative commercialization agreement with Tripep AB (Stockholm:TPEP.ST) to co-develop an HCV therapeutic vaccine, which is likely to result in another Phase I clinical trial this year.

We believe that our compelling asset base of intellectual property and scientific and engineering accomplishments, combined with our clinical results to date, position us as a leader in electroporation based electrochemical ablation of solid tumors and DNA delivery.

Inovio maintains that attempts to pioneer new therapies based on DNA have been hampered by the side effects associated with the use of viral vectors, genetically engineered viruses used as carriers or vectors to deliver DNA to the cell, for DNA delivery. In addition to safety issues, viral vectors are difficult and expensive to manufacture. Because electroporation has proven efficient and safe in animal experiments, we have been developing MedPulser® DNA Delivery Systems for different target tissues. By engineering different applicators and choosing appropriate electroporation parameters, we believe that we can deliver clinically significant DNA to the muscle, tumor tissue, skin or vasculature. This should facilitate attempts to use DNA for therapies ranging from vaccination to gene therapy of single or multiple gene defects, including cancer and vascular diseases.

AVAILABLE INFORMATION

Our Internet website address is www.inovio.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4, and 5 filed on behalf of directors and executive officers, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). You can learn more about us by reviewing such filings on our website or at the SEC’s website at www.sec.gov.

RECENT DEVELOPMENTS

In January 2006, Inovio signed a collaborative agreement with Tripep AB to co-develop a therapeutic HCV DNA vaccine using electroporation. Under the terms of this agreement, Inovio has pledged less than $20,000 in electroporation equipment toward the Phase I study of the proprietary Tripep vaccine in exchange for a minimum of 33% of the licensing revenues or commercial income that might be derived from the vaccine. Under the terms of the agreement, Tripep will only commercialize the electroporation-based vaccine with Inovio equipment. The initial Phase I clinical study was designed to determine the safety of the DNA vaccine in normal healthy volunteers. If Inovio decides not to continue to support the co-development, the Company will retain a minimum profit share of sub-licensing fees or commercial revenues going forward.

In January 2006, we announced that we have been granted two new U.S. patents relating to the use of electroporation to deliver useful therapeutic agents in humans. The first patent (Patent No. 6,958,060) includes claims for in vivo electroporation of muscle tissue. We believe that this patent enhances the intellectual property for in vivo applications of electroporation and expands the coverage of our primary patents directed at basic electroporation methodologies. This is important to our multiple strategic partners. The second patent (Patent No. 6,972,013) includes methods claims for the use of electroporation to deliver DNA and other nucleic acids into skin for the purpose of DNA vaccination and gene therapy. We believe DNA electroporation of the skin expands the delivery options available in the development of next generation DNA vaccines and gene therapeutics. Partnerships in this area are currently being pursued.

On December 30, 2005, we completed a private placement of an aggregate of approximately $15,795,080 in gross cash proceeds through the sale of our common stock to institutional and accredited investors that included Merck & Co. Inc. and Vical Inc., two of our strategic partners. At the closing, we issued to the investors an aggregate of 9,892,735 shares of common stock and warrants to purchase an aggregate of 3,462,451 shares of common stock, and received in exchange (1) gross cash proceeds of $15,795,080 (including $2,430,000 due from one of the investors as part of a previous funding commitment made, and promissory note delivered, in connection with the January 2005 private financing discussed below); (2) an aggregate of 734 shares of our outstanding Series A, B and C Cumulative Convertible Preferred Stock; and (3) 1,142,593 shares of our outstanding common stock.  The common stock issued was priced at $2.40 per share, which represented a premium to the closing price on December 15, 2005. In addition, we issued to the investors five-year warrants to purchase 35% of the number of shares of common stock they acquired in the offering at an exercise price of approximately $2.93 per share, a 25% premium to the closing price on December 15, 2005. As a result of the use by existing holders of our Preferred Stock and Common Stock to acquire our shares and warrants in this private placement, we recorded a non-cash imputed dividend charge of $8,329,112 in our consolidated statement of operations for the year ended December 31, 2005. This imputed dividend charge was calculated using guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

In October 2005, we announced the initiation of a Phase I clinical trial to treat locally recurrent cancer after a mastectomy or partial mastectomy using our Selective Electrochemical Tumor Ablation, or SECTA, therapy. This study is designed to demonstrate the safety of our SECTA therapy in controlling metastatic breast cancer lesions that recur on the chest wall. This is potentially a significant consequence of breast conserving therapy in which the majority of woman have positive margins, require additional resection and experience cancer recurrence with chest wall lesions. SECTA could potentially meet this clinical need if proven successful in destroying breast cancer lesions and thus provide important quality of life benefits to breast cancer patients. This FDA-approved study is a multi-center, open label, single treatment arm trial and may enroll up to 24 patients with locally recurrent or metastatic in-breast carcinoma after partial mastectomy (lumpectomy) or cutaneous or sub-cutaneous recurrent or metastatic carcinoma of the breast or chest wall following mastectomy. The primary endpoint of this study is an assessment of the safety profile of Inovio’s electroporation-based SECTA therapy in conjunction with Bleomycin injected into a lesion. Secondary endpoints include an assessment of histopathology and objective tumor response through 24 weeks. We plan to initiate a Phase II clinical trial if the results from the Phase I study are positive.

In October 2005, we announced the granting of a new patent for transdermal applications (i.e. applications to the skin) of our technology. This patent claims an apparatus that uses electroporation to deliver a therapeutic agent to and through the skin for medical applications, such as delivering drugs or agents for cosmetic purposes. This patent expands Inovio’s protected intellectual property to a handheld electroporation device that can be battery powered and offers a variety of electrode configurations.

In September 2005, we announced the award of approximately $1 million by the United States Department of Defense for the development of our gene delivery electroporation technology for application to vaccinations against infectious diseases, including potential bioterrorism agents. The United

States Congress appropriated the funding in the Defense Appropriations Bill for 2005. The appropriation is a continuation of the initial United States Army grant received by Inovio AS in Norway in 2004. The Inovio gene delivery system is a proprietary process for gene-based immunization. It utilizes intramuscular electroporation of DNA, encoding selected antigens to induce immune responses. Compared to conventional vaccines, DNA vaccines delivered using electroporation potentially afford several important advantages in enhancing the time of onset and the level of immunity generated. This may be critical in attempting to address threats posed by pandemics or bioterrorism. Numerous genes can be isolated from potential infectious organisms, sequenced, and then synthesized for vaccination of the population or military in order to induce a protective immune response. We expect to realize the majority of the awarded funds from this grant beginning in 2006.

In July 2005, we announced along with our partner Vical Inc. the initiation of a human Phase 1 clinical study of an investigational method of delivering interleukin-2 (IL-2), a potent immune system stimulant, for patients with recurrent metastatic melanoma. Intravenous delivery of IL-2 protein is already approved as a treatment for metastatic melanoma, but frequently causes severe systemic toxicities. The novel treatment approach being studied in this trial involves direct injection into a tumor lesion of plasmid DNA, or pDNA, encoding IL-2 followed by electroporation, the local application of electrical pulses designed to enhance the uptake of the pDNA into tumor cells. The pDNA is designed to cause cells within the tumor to produce high levels of IL-2 protein locally and thereby stimulate the immune system to attack the tumor without the systemic toxicities associated with injected IL-2. The protocol for this trial contemplates that treatments will be administered once a week in two four-week cycles, with each cycle followed by a four-week observation period. The initial dose-escalation phase of the trial will enroll up to three patients each at doses of 0.5 mg, 1.5 mg and 5 mg delivered to a single tumor lesion per patient, with a final group receiving 5 mg in each of three tumor lesions per patient. Up to 17 additional patients will be treated at the highest tolerated dose. The primary endpoint in the trial is safety. Secondary efficacy endpoints will also be monitored.

In July 2005, we received a $2 million milestone payment from Merck & Co., Inc. (“Merck”) resulting from the achievement of a milestone by Merck for a plasmid-based vaccine using Inovio’s MedPulser® DNA Delivery System. The milestone relates to Inovio’s license and collaboration agreement with Merck that was initiated in May 2004 for the development of certain DNA vaccines. Further development of the product by Merck may lead to additional milestone payments and royalties to Inovio. We received this milestone payment for our contribution to the collaboration. Under the agreement, Merck will fund all of the clinical development costs.

In May 2005, Merck exercised an option for a non-exclusive license for an additional antigen to be used with Inovio’s MedPulser® DNA Delivery System, which is being developed for use with certain of Merck’s DNA vaccine research programs. This option was also created under our 2004 license and research collaboration agreement with Merck and brings the total number of antigens licensed by Merck to three. A limited number of additional options for further target antigens remain available to Merck under our 2004 license and research collaboration agreement. We received the option fee of $500,000, which is characterized as a license payment on our financial statements, in June of 2005. This payment, along with other license payments received from Merck in 2004 and 2005, will be amortized over the remaining minimum term of our agreement with Merck. Under the terms of our licensing agreement, Merck may elect to exercise an additional three target antigens which would lead to the payment of additional option fees to Inovio.

In April 2005, we announced the initiation of a Phase I/II clinical trial undertaken in collaboration with the University of Southampton of our DNA delivery technology. This trial has been approved by the Medicines and Healthcare products Regulatory Agency (MHRA) of the United Kingdom and will investigate our DNA delivery technology to deliver a therapeutic plasmid-based DNA vaccine to skeletal muscles with the aim of treating recurrent prostate cancer. The trial is sponsored and led by the University of Southampton to investigate whether its DNA vaccine can stimulate patients to develop immune responses against prostate cancer and whether use of Inovio’s electroporation system enhances this response. In this Phase I/II open-label study plasmid DNA encoding a prostate tumor antigen is delivered directly to skeletal muscles in patients with recurrent prostate cancer either by simple injection or alternatively using our proprietary DNA delivery system. This technology, which has been shown in preclinical studies to induce antigen production and generation of an immune response against the tumor antigen, uses electroporation to enhance the entry and uptake of plasmid DNA into the muscle cells.

In March 2005, we announced the granting of a patent for a vascular application of our technology, in particular for the invention that brief electrical pulses of relatively high field strength applied to blood vessels cause a widening of the inner diameter, or lumen, of the treated vessels. This allows for enhanced blood flow while lowering local blood pressure. We believe this procedure may have the potential to be applied beneficially to patients who suffer from partially or totally blocked arteries or veins, either by administering electrical field pulses by themselves or in conjunction with angioplasty.

In March 2005, we initiated a Phase I clinical trial to treat pancreatic cancer using our SECTA, therapy. The FDA has granted us orphan designation for this indication. The primary endpoint of this study is to determine the safety profile of the MedPulser® electroporation therapy in conjunction with intralesionally-injected (i.e. tumor injected) Bleomycin for the treatment of unresectable (i.e. unable to be removed by surgery) locally advanced pancreatic cancer. The secondary endpoints are to assess objective tumor response, patient pain, and weight loss over 24 weeks following electroporation therapy. Our aim is to complete enrollment of up to 12 patients by mid-2006. Given the extreme morbidity and mortality associated with pancreatic carcinoma, any treatment that would slow the growth of the tumor would be expected to reduce morbidity and extend survival. If the results, from the Phase I study are positive, we may elect to initiate a Phase II study in pancreatic cancer to move closer to the approval of SECTA for this disease.

BUSINESS OBJECTIVES

Going forward, we have the following business objectives:

1.                Conclude patient enrollment of Phase III recurrent and second primary head and neck cancer study in the U.S. and EU (see “Oncology—Overview”);

2.                Conclude the European pre-marketing clinical study of new and recurrent primary squamous cell carcinoma head & neck (SCCHN) cancers to support the commercialization of our SECTA therapy using our MedPulser® electroporation system in the EU (see “Oncology—Overview”);

3.                Conclude the European pre-marketing clinical study of primary and recurrent skin cancers to support commercialization of our SECTA therapy using our MedPulser® electroporation system (see “Oncology—Overview”);

4.                Conclude patient enrollment in the Phase I pancreas cancer study in the U.S. and EU (see “Oncology—Overview”);

5.                Conclude patient enrollment in the Phase I breast cancer study to treat locally recurrent cancer after a mastectomy or partial mastectomy in the U.S. and EU (see “Oncology—Overview”);

6.                Obtain codes for reimbursement  our SECTA therapy and early sales of the MedPulser® electroporation therapy system for the treatment of head and neck or cutaneous cancers in the EU (see “Oncology—Overview”);

7.                Enter into further industry relationships for the use of our electroporation technology in the delivery of specific therapeutic genes (see “Gene Therapy—Overview”);

8.                Initiate additional Phase I human clinical studies involving the use of electroporation with DNA, most likely in the areas of infectious disease and cancer (see “Gene Therapy—Overview”); and

9.                Conclude a strategic global or regional license (i.e. European) with a partner for the marketing rights to the SECTA therapy for treating solid tumors.

DRUG AND GENE DELIVERY

We develop equipment designed to enable the use of electroporation to achieve efficient and cost-effective delivery into patients of therapeutic drugs or genes targeting a variety of illnesses. Although there are many diseases where improved drug or gene delivery is important, we believe that our greatest opportunities lie in applying electroporation to the areas of oncology and gene therapy (including DNA vaccines), where we are focusing our major efforts.

ONCOLOGY

OVERVIEW

In the area of oncology, we completed Phase II clinical trials in the United States using our MedPulser® electroporation therapy system to deliver Bleomycin for the treatment of late stage head and neck cancer and have since initiated Phase III clinical trials. When using electroporation to deliver Bleomycin for treatment of cancer we refer to this therapy as Selective Electrochemical Tumor Ablation (SECTA). Bleomycin is an effective generic chemotherapeutic agent that induces single and double strand DNA breaks in cancer cells. However, because of its molecular size and electrical charge, it is difficult to achieve a therapeutic dose by systemic administration due in part to poor uptake across the tumor cell membrane. We have chosen Bleomycin as the chemotherapeutic agent for the treatment of solid tumors for three important reasons. First, Bleomycin has been approved by the FDA, the Health Protection Branch in Canada and across the EU, and has been used as a chemotherapeutic agent in North America for the treatment of certain cancers for more than 25 years. Second, Bleomycin is believed to have unmatched selectivity and efficacy in killing cancerous cells, when delivered by electroporation, enhancing its cytotoxicity nearly 5000 fold over application without electroporation. Third, the local injection of Bleomycin at the concentrations recommended for electroporation do not appear to harm normal healthy tissue. We believe these factors contribute to the apparent tissue preservation feature of SECTA that may provide differentiating attributes for Inovio’s tumor ablation system over that of its competitors.

We initially made head and neck (“H&N”) and cutaneous cancers our highest priority. A Phase II trial using our electroporation technology and Bleomycin to treat late stage recurrent H&N squamous cell carcinoma produced a 25% complete response and 57% objective response, which we believe are excellent results for this disease stage. In a subsequent European early stage oral cavity squamous cell carcinoma trial, 16 out of 20 patients (80%) showed no viable cancer cells after four weeks, which we believe demonstrates SECTA’s potential as a primary treatment for H&N cancer. In a cutaneous cancer trial, 130 of 146 tumors (89%) demonstrated a complete response. Results to date suggest SECTA, using significantly smaller chemotherapeutic doses of Bleomycin than in conventional chemotherapy, matches or exceeds tumor response and survival results of current traditional therapies, i.e. primarily surgery, while preserving healthy tissue, minimizing systemic drug exposure and undesirable side effects, affording improved quality of life outcomes and potentially lower treatment costs. It is critical that SECTA may preserve a patient’s appearance and ability to speak, smell, eat, or taste, which may uniquely enhance the quality of life of patients suffering from the harsh side effects of cancer and its associated standards of care such as surgery or radiation.

We have completed a number of other clinical studies using the SECTA system to deliver Bleomycin for the treatment of liver and pancreatic cancer, basal cell carcinoma and Kaposi’s sarcoma. The results from the clinical studies we carried out have allowed us to achieve CE Mark certification qualifying the MedPulser® electroporation therapy system for commercial distribution in the European Union. We are continuing to carry out and expand our market seeding clinical studies in the EU using the SECTA system to deliver Bleomycin for the treatment of skin cancer and both early and late stage head and neck cancer.

In addition to our work in head and neck cancer, we plan to use the SECTA system to deliver Bleomycin for the treatment of other cancers. We are currently reviewing a number of other cancer indications in order to assess our competitive advantage for the treatment of cancers and the size of the market that we might serve.

PARTNERSHIPS AND COLLABORATIONS

On September 20, 2000, the University of South Florida Research, Inc. (“USF”) granted us an exclusive worldwide license to its rights for certain patents and patent applications generally related to needle electrodes. We jointly developed these electrodes with USF. The terms of the exclusive license include a royalty to be paid to USF based on net sales of products under the license. As of December 31, 2005, no royalty had accrued as no sales were generated from this product. In connection with the acquisition of this exclusive license, we issued 37,500 shares of our common stock and warrants to purchase 150,000 shares of our common stock at $9.00 per share (some of which will vest subject to the occurrence of specified milestones) to USF and its designees, Drs. Heller, Jaroszeski, and Gilbert.

ELECTROPORATION PRINCIPLE OF OPERATION

OVERVIEW

Most drugs and all genes must enter through a cell membrane into a cell in order to perform their useful function. However, gaining entry into a cell through the outer cell membrane can be a significant challenge. In the 1970s it was discovered that the brief application of high-intensity, pulsed electric fields can create temporary and reversible permeability, or pores, in the cell membrane. This pulse-induced permeabilization of the cellular membrane is generally referred to as electroporation. One observable effect of cell membrane electroporation is less restricted exchange of molecules between the cell exterior and interior—the benefit being that it can allow and enhance the uptake of, for example, a biopharmaceutical agent previously injected into local tissue. The extent of membrane permeabilization depends upon various electrical, physical, chemical, and biological parameters.

The transient, reversible nature of this electrical permeabilization of membranes is the underlying basis of Inovio’s Selective Electrochemical Tumor Ablation (SECTA) therapy. That is, as a component of the SECTA therapy, the MedPulser® electroporation instrument generates electric fields in target tissues to induce electroporation which increases tumor cell uptake of molecules such as chemotherapeutic drugs and even large molecules such as DNA. Furthermore, most cell types and tissues can be successfully electroporated as long as applicators with the appropriate configuration of needle electrodes can be used to expose cells and tissues to the electric field.

Successful electrochemical ablation of tumors requires the presence of a sufficient extracellular concentration of the chemotherapeutic drug (i.e. Bleomycin sulfate) as well as the generation of an electric field of appropriate strength in the targeted tumor mass to increase cell membrane permeability and thereby intracellular concentration of the drug. Consistent delivery of an electric field of minimum strength to the tumor cells, without unnecessarily risking damage to surrounding healthy tissues by delivery of fields exceeding a critical maximum value is one key to the effectiveness of the MedPulser® electroporation instrument.

The principle of operation of the MedPulser® electroporation instrument is the creation, within the confines of a series of conductive needle-electrodes arranged in a six-needle hexagonal array, of a pulsed electric field of sufficient strength to induce a transient increase in the permeability of membranes of the cells enclosed within the field. The MedPulser® electroporation instrument supplies a series of precisely timed, short duration pulses of a very specific voltage to pairs of the applicator needle-electrodes and automatically sequences these pulses among the pairs of opposed needles comprising the needle array. This “sequencing” of pulses assures complete and uniform coverage of the electric field within the needle array and consequently complete and uniform electroporation of the cell membranes.

SELECTIVE ELECTROCHEMICAL TUMOR ABLATION THERAPY SYSTEM

OVERVIEW

The Selective Electrochemical Tumor Ablation (SECTA) therapy consists of our MedPulser® electroporation device, which significantly enhances local cellular uptake of useful biopharmaceuticals, in conjunction with a designated chemotherapeutic agent called Bleomycin. SECTA is designed to destroy malignant tissue without harming normal healthy tissue.

The system has two components: (1) a pulse generator that creates the electric field; and (2) a sterile, disposable electrode applicator for single patient use. The applicators presently used contain needle electrode arrays that are inserted into the tumor tissue. The applicators vary in needle length, needle gauge, electrode needle spacing, tip angle and handle configuration to allow the physician to access a wide range of tumors. New configurations of electrode applicators have been contemplated for future development to address future customer requirements.

The SECTA therapy is intended to provide physicians with an easy-to-use alternative to surgery to provide local tumor control. Surgery is a clinical tool frequently used to remove solid tumors, but can result in disfigurement and loss of function. We believe our SECTA therapy is highly selective and effective in killing cancerous cells and can minimize or avoid detrimental outcomes that can arise from surgery and in doing so may improve patient quality of life and reduce treatment and hospitalization costs.

MEDPULSER® ELECTROPORATION INSTRUMENT

OVERVIEW

The MedPulser® electroporation instrument is designed to enable the delivery of controlled electrical pulses to facilitate the uptake of useful biopharmaceuticals.

The pulse generator is designed for ease of use, such that minimal user input is needed to apply the therapy. Based on the size and anatomical location of the tumor to be treated, a physician selects the most appropriate electrode applicator. The applicator is then connected to the pulse generator of the MedPulser® electroporation instrument. The applicator sends information for that particular applicator’s size and shape to the pulse generator, which automatically selects the appropriate treatment parameters. Currently, several different electrode applicator configurations are available. The system is designed such that the installed base of the MedPulser® electroporation instrument allows for a wide variety of new electrode applicator configurations. In addition, the system incorporates other features to minimize the possibility of applicator reuse as well as prevent the use of competitive applicators with the MedPulser® electroporation instrument. The commercial version of the MedPulser® electroporation instrument has been certified by an independent test laboratory as meeting international electrical safety requirements.

In the U.S., the SECTA therapy is currently regulated as a combination drug-device system. As a result, we will be required to obtain both drug and device approvals from the FDA. In order to collect the data necessary to achieve these approvals, we have filed an IND and are conducting human clinical trials. Phase I and II clinical trials have successfully been completed. We are currently engaged in Phase III clinical trials and after successful completion we intend to submit a U.S. New Drug Application (“NDA”). We will also submit a device Pre-Market Approval or 510(k) application as appropriate for FDA approval of the device. We are unable, due to the complexities of completing Phases I, II, and III clinical trials, to estimate the length of time or cost involved in obtaining approvals from the FDA.

In most of the rest of the world, we anticipate that the MedPulser® electroporation instrument will be regulated as a device. In the EU, the MedPulser® Electroporation Therapy System comes under Medical Device Directive 93/42/EEC (“MDD”) which means that prior to marketing the MedPulser® Electroporation Therapy System we are required to CE Mark the device. This process includes certification of the quality system to the requirements of the Directive. We have achieved CE Mark certification for the MedPulser® Electroporation Therapy System, which allows us to distribute it in the European community. In many of the EU countries, Bleomycin is approved for intra-tumoral, intra-lesional, local, intramuscular or subcutaneous administration. While the administration of approved drugs outside the label indication may be at the discretion of the physician and hospital pharmacist, we cannot predict with absolute certainty whether additional regulatory approvals for the combined use of the drug with our system may be required in certain countries. The costs associated with such a filing cannot be reasonably determined at this time.

MARKET

We aim to market our SECTA system to deliver chemotherapeutic agents, such as Bleomycin, for the treatment of cancer. We believe that electroporation therapy can address many diseases, but we have focused on oncology’s significant unmet medical needs. There is still much that scientists do not know about cancer; consequently, there are significant unmet needs in its treatment. We have initially targeted those indications, such as head and neck cancer, for which current treatments result in a poor quality of life and high morbidity and mortality rates.

TREATMENT OF HEAD AND NECK TUMORS

The SECTA therapy is easily understood and used by physicians in the operating room or outpatient clinic:

•       The patient is given general anesthesia in a hospital operating room setting or conscious sedation in the outpatient clinic.

•       The physician selects and connects the sterile applicator appropriate for the nature and location of the tumor.

•       The drug is injected into the selected tissue, followed by a brief interval lasting only a few minutes.

•       The applicator needles are then inserted into the tumor.

•       The physician activates the electrical pulse using a foot pedal.

•       The applicator is reinserted in an overlapping pattern to cover the entire tissue area requiring treatment.

•       After treatment, the needle array applicator is discarded.

The entire procedure can be completed within 20 minutes or less and typically needs to be done only once. The dosage of drug used is based on tumor volume and is typically a small fraction (one-third to as little as one-fiftieth) of the dosage that would be used if injected systemically into the patient’s bloodstream during chemotherapy. As a result of the lower, locally administered dosage, side effects associated with systemic administration have been eliminated. Injury to normal tissue adjacent to the tumors does not appear significant as normal granulation accompanies the necrosis of the tumor cells to yield new functional tissue to replace diseased tissue destroyed by the procedure.

CLINICAL TRIALS

ONCOLOGY

Phase III Studies

We are enrolling patients in our two Phase III pivotal studies to evaluate the use of the SECTA system as a treatment for recurrent and second primary SCCHN. Both trials have sites in North America, the EU and the rest of the world. Both protocols will compare our SECTA therapy to surgery in patients with resectable recurrent or second primary SCCHN. The primary endpoint is to demonstrate that patients treated with electroporation therapy have superior preservation of function (e.g. eating in public, diet, and talking) compared with those who have surgery. Secondary endpoints include local tumor control and survival (with results that are non-inferior to results achieved by surgical treatment) as well as safety, and pharmacoeconomics.

In late 1997, the FDA granted us clearance to initiate multi-center Phase II clinical trials in the United States utilizing our technology, in combination with Bleomycin (now referred to as the SECTA therapy) to treat recurrent squamous cell carcinoma of the head and neck in late stage patients who had failed conventional therapies such as surgery or chemotherapy. We also obtained IND clearance from the Canadian Health Protection Branch to initiate the Phase II trials in Canada. Two Phase II protocols were initiated. The first Phase II study was a single crossover controlled study evaluating the effectiveness of SECTA with Bleomycin to treat tumors that failed an initial Bleomycin-alone treatment. The second Phase II protocol was a single arm study that evaluated the effect of EPT with Bleomycin as the only treatment.

Twenty-five patients (37 tumors) were enrolled in the crossover-controlled study and initially received Bleomycin treatment alone without electroporation. None of the tumors treated in this manner showed a complete response1 and only one tumor demonstrated a partial clinical response2. Seventeen of these patients subsequently had lesions treated with Bleomycin and EPT. Of the 20 lesions treated, 55% achieved an objective clinical response3. This provided convincing evidence of the enhancing effect of SECTA to ablate tumors with the combination of Bleomycin and electroporation.

In the open-label Phase II (single arm) study, all patients received full Bleomycin and EPT as their initial treatment. Among the 25 patients (31 tumors) treated, 58% achieved an objective clinical response. Interestingly, this second Phase II confirmed the results of the first Phase II trial in which patients first received Bleomycin alone and then were crossed over to receive SECTA.

In a similar open-label single arm study conducted in France, 56% of lesions achieved an objective clinical response consistent with the North American results.

More recently, market seeding trials in the EU evaluated Bleomycin and EPT for localized primary or recurrent oral cavity squamous cell carcinoma. Sixteen of 20 patient tumors (80%) had no evidence of cancer cells by histopathology assessment following Bleomycin EPT four weeks after treatment, which we believe validates the potential of EPT as a primary local treatment for H&N cancer.

The results of these H&N cancer studies are provided in the table below.

				Objective Tumor Response(3)
Study	H&N Cancer Type/Treatment	# Patients	# Tumors	Responding Tumors	Non-Responding Tumors
Phase I/II	Advanced	10	10	8(80%)	2(20%)
North America	Bleo-EPT
Phase II—Study(1)	Advanced	25	37	1(3%)	36(97%)
North America	Bleo-alone
Phase II—Study(1)(cross-over)	Advanced	17	20	11(55%)	9(45%)
North America	Bleo-EPT
Phase II—Study(2)	Advanced	25	31	18(58%)	13(42%)
North America	Bleo-EPT
Phase II—Study(3)	Advanced	12	18	10(56%)	8(44%)
EU	Bleo-EPT
Market Seeding	Primary and	20	20	16(80%)	4(20%)
EU	Early Recurrent
	Bleo-EPT

(1)          Complete response means that no sign of the tumor is present.

(2)          Partial response is > 50% reduction in tumor volume.

(3)          Objective tumor response includes complete and partial responses to treatment.

Phase I Studies

We are currently enrolling patients in our Phase I study to treat locally recurrent breast cancer after a mastectomy or partial mastectomy using our SECTA therapy. The ultimate goal beyond the primary objective of demonstrating safety in this Phase I study is to establish SECTA as a viable alternative to surgery for recurrence and as an alternative to mastectomy (i.e. to preserve breasts). Recurrent breast cancer is often responsive to therapy and patients with local-regional disease including  chest wall recurrences may become long-term survivors with appropriate therapy. However, chest wall recurrences are problematic for the surgical oncologist to remove or for the medical oncologist to effectively treat with systemic chemotherapy. For this reason, there is significant unmet clinical need for a new approach.

The primary endpoint of the Phase I breast cancer study is to determine the safety profile of the MedPulser® electroporation therapy in conjunction with intralesionally-injected Bleomycin for the treatment of cutaneous and subcutaneous metastatic or locally recurrent breast cancer. The secondary endpoints are to verify response by histology and to initially assess tumor response rates. We aim to complete enrollment of up to 12 patients by the third quarter of 2006.

We are currently enrolling patients in our Phase I study to treat pancreatic cancer using our SECTA therapy. The FDA has granted us orphan designation for this indication. The ultimate goal of the Company is to establish SECTA as an important new approach to possibly extend survival but realistically alleviate and control pain while enhancing patients’ quality of life.

The primary endpoint of the Phase I pancreas study is to determine the safety profile of the MedPulser® electroporation therapy in conjunction with intralesionally-injected Bleomycin for the treatment of unresectable or incurable locally advanced pancreatic cancer. The secondary endpoints are to assess objective tumor response, patient pain, and weight loss over 24 weeks following electroporation therapy. Our electroporation therapy using Bleomycin has been shown to have anti-tumor activity against resistant human pancreatic adenocarcinoma cells in previous in vitro and in vivo studies. We aim to complete enrollment of up to 12 patients by the third quarter of 2006. We would anticipate that any tumor regression induced by SECTA might prolong overall survival with some diminution in pain as well as the need for pain management, an important quality of life factor for patients with pancreatic carcinoma.

Pre-Marketing Studies

We are enrolling patients in two pre-marketing European clinical studies, one in patients with primary or recurrent SCCHN as well as a second independent study involving patients with primary or recurrent cutaneous or subcutaneous tumors. Both studies are consistent with the intended use of the SECTA system and are designed to support the commercialization in the EU. Prior clinical trials established the safety and performance of the SECTA system for the treatment of these tumors, leading to achieving the CE Mark. The European clinical studies will:

•       document the clinical and pharmacoeconomic benefits of the SECTA system in support of  sales with coding and reimbursement within the EU;

•       establish centers of excellence to facilitate early adoption and  sales;

•       create a reference and customer base among key opinion leaders for a targeted pan-European commercial launch in 2007; and

•       generate additional clinical  data to support or supplement applications and approvals in North America.

Each study will enroll approximately 80-100 patients at about 60 hospitals located in the UK, Germany, Italy, France, Austria, and other western European countries. The studies will evaluate the SECTA system’s pharmacoeconomic impact on the cost of operative and post-operative care. It will also examine patient quality of life, preservation of organ function (i.e. ability to speak, swallow, and eat in public), and local tumor control in the SCCHN study group. These data will help to define the overall benefits of the SECTA system for the treatment of SCCHN relative to the standard of care which is often surgery and frequently compromises a patient’s ability to speak or swallow and may be grossly disfiguring. The European studies differ from the current U.S. Phase III clinical trials, which are controlled two-armed trials for the purpose of collecting clinical data to support the filing market applications in the U.S. and are restricted to the treatment of recurrent SCCHN.

In late 1997 and early 1998, we received regulatory approval to initiate clinical trials for head and neck cancer, metastatic cancer of the liver, pancreatic cancer, metastatic melanoma and Kaposi’s sarcoma and to initiate an expanded metastatic melanoma study. These trials involved treating multiple lesions with Bleomycin and electroporation and control lesions with Bleomycin-only on each patient. The overall results of the cutaneous cancer studies sponsored by us are provided in the table below.

		Bleomycin-Electroporation Tumor Response		Bleomycin-alone Tumor Response
Study	# Patients	# Lesions	Objective Response	# Lesions	Objective Response(1)
Melanoma	44	178	141(79%)	61	13(21%)
BCC	25	64	64(100%)	8	1(13%)
KS	5	13	13(100%)	11	6(55%)

(1)          Objective tumor response includes complete and partial responses to treatment.

The overall average tumor response rate following electroporation with Bleomycin to cutaneous and subcutaneous cancer was 86% (ranging from 79% for metastatic melanoma to 100% for basal cell carcinoma (“BCC”) and kaposi’s sarcoma (“KS”)) compared with an overall tumor response rate of 25% for Bleomycin-alone treated lesions (ranging from 13% for BCC, 21% for metastatic melanoma to 55% for KS cancer).

These trials were initiated to demonstrate the SECTA system’s safety and performance in treating a variety of solid tumors in support of CE Marking of the system. We achieved CE Mark certification in March 1999. To date, the SECTA system is CE marked as an electroporation device indicated for the treatment of head and neck cancer and for cutaneous and subcutaneous cancers with Bleomycin. This allows us to market our SECTA system within the countries of the European Economic Area (EEA) which includes all countries of the European Union.

DNA VACCINE/GENE THERAPY

Inovio is building a DNA franchise around the use of its proprietary electroporation technology together with DNA. The flagship of our development efforts involve the licensing agreement with Merck and Vical in which these companies are supporting the development and registration of the therapies using Inovio devices under licensing and supply agreements executed with the Company. This strategy of utilizing development partners distinguishes the DNA franchise from that of the oncology franchise in which Inovio is sponsoring the development efforts. In the case of DNA licensing, development programs are only initiated together with corporate partners who will sustain the commercialization activities. The following describes the clinical studies involving DNA therapies that have been initiated under collaborative agreements to further the development of this technology application.

Phase I

In December 2004, we initiated a Phase I clinical trial with the H. Lee Moffitt Cancer Center using our MedPulser® DNA Electroporation Therapy System to deliver plasmid DNA to tumors with the aim of treating malignant melanoma. The trial is sponsored by the H. Lee Moffitt Cancer Center and will measure the safety of our MedPulser® DNA Electroporation Therapy System to deliver plasmid DNA into tumor cells to mount an immune response. In this Phase I open-label study, plasmid DNA encoding a cytokine is delivered directly to tumors in patients with malignant melanoma through electroporation using the MedPulser® DNA Electroporation Therapy System. This technology enables the entry and significant uptake of plasmid DNA into the tumor cells, ultimately leading to cytokine production. The intent of this procedure is to induce an immune response that will eliminate the cancer.

In April 2005, we initiated a UK Medicines and Healthcare products Regulatory Agency (MHRA) approved Phase I/II clinical trial undertaken in collaboration with the University of Southampton. The study uses our electroporation technology to deliver a therapeutic plasmid-based DNA vaccine to skeletal muscles with the aim of treating recurrent prostate cancer. Our electroporation technology is being used to deliver a therapeutic plasmid-based DNA vaccine to skeletal muscles with the aim of treating recurrent prostate cancer. The trial, sponsored and led by the University of Southampton, will investigate whether the DNA vaccine, developed in the laboratory of Professor Freda Stevenson at the University of Southampton, can stimulate patients to develop immune responses against prostate cancer and whether use of our electroporation system enhances this response. In this Phase I/II open-label study, plasmid DNA encoding a prostate tumor antigen is delivered directly to skeletal muscles in patients with recurrent prostate cancer either by simple injection or using our proprietary electroporation technology. This technology uses electroporation to enable the entry and uptake of plasmid DNA into the muscle cells. It has been shown in preclinical studies to induce antigen production and generation of an immune response against the tumor antigen.

In July 2005, we initiated with Vical Incorporated a Phase I study of an investigational method of delivering interleukin-2 (IL-2), a potent immune system stimulant, for patients with recurrent metastatic melanoma. Intravenous delivery of IL-2 protein is approved as a treatment for metastatic melanoma, but frequently causes severe systemic toxicities. The novel treatment approach being studied in this trial involves direct injection into a tumor lesion of plasmid DNA (pDNA) encoding IL-2 followed by electroporation using our MedPulser® DNA Electroporation Therapy System, the local application of electrical pulses designed to enhance the uptake of the pDNA into tumor cells. The pDNA is designed to cause cells within the tumor to produce high levels of IL-2 protein locally and stimulate the immune system to attack the tumor without the associated systemic toxicities related to the administration of recombinant IL-2 intravenously.

RESEARCH AND DEVELOPMENT

We have in the past directed research and development activities to the areas of oncology, gene therapy, vascular therapy, transdermal delivery and dermatology. Currently, our areas of focus are oncology and gene therapy.

The following table summarizes our programs in the area of oncology, the primary indications for each product and the current status of development. “Pre-Clinical Studies” means the program is at the stage where results from animal studies have been obtained. “Human Clinical Studies” means that human data is available. In March 1999, we achieved CE Mark for the EU. This certification allows us to market our SECTA system within the countries of the EU. Commercial launch is dependent on having compelling data from the ongoing market seeding trials and pharmacoeconomic data with which to obtain national reimbursement or hospital purchasing under approved codes.

Clinical Development Status

	Pre-Clinical Studies		Human Clinical Studies*
Progress in Pre-Clinical Development and Clinical Trials Applications	In Vitro	In Vivo	Phase I	Phase II	Phase III/IV ***
Therapeutic Drug Delivery
Oncology
Head & Neck	✓	✓	✓	✓	IP
Cutaneous BCC & SCC	✓	✓	✓	✓	IP
Melanoma	✓	✓	✓	✓	IP
Kaposi’s Sarcoma	✓	✓	✓
Pancreas	✓	✓	IP
Liver	✓	✓	✓
Breast	✓	✓	IP
Prostate	✓	✓
Hepatocellular Carcinoma	✓	✓
Lewis Lung Carcinoma	✓	✓
Non-Small Cell Lung	✓	✓
Fibrosarcoma	✓	✓
Glioma	✓	✓
Ovarian	✓
Dermatology
Vitamin C	✓	✓
Warts	✓	✓
Vascular	✓	✓
DNA Delivery
DNA Vaccines	✓	✓	IP****
Gene Therapy	✓	✓	✓**
Gene Immunotherapy	✓	✓	IP*****

✓                = Completed

IP              = In Progress

*                    Efficacy studies conducted in North America with approval of selected clinics’ Investigational Review Boards (IRB) or in the EU by clinics’ Ethics Committees

**             Ex-vivo Phase I study

***      Phase IV trial in EU only

****            2 Phase I trials with Cytokine DNA with Moffitt Cancer Center and Vical

*****     2 Phase I trials for DNA Vaccines with Merck and the University of Southampton

Our research and development efforts in the field of oncology focus on preparing for a strategic alliance with a major partner in oncology that will market, sell and distribute the SECTA system in the major territories (e.g. North America, Europe and Asia). The Company expects that it would receive upfront milestones and royalty payments on the sales of the devices by the commercial partner. It is possible that Inovio might manufacture and supply devices to the partner. If it were to do so, then Inovio could expect to derive additional income from the sale of the devices to the partner at an agreed upon “transfer price” at which the Company would recover the cost of goods for manufacturing the product and related overheads as well as receive a negotiated profit. Preparations for a strategic alliance include the organization and summarizing of engineering, pre-clinical and clinical data and records to facilitate prospective partners in carrying out the appropriate due diligence of the opportunity. The expansion of the SECTA system to additional indications is intended to involve pre-clinical and engineering work regarding the treatment of additional types of cancers, and the design and manufacture of new types of electrode applicators, such as a specialized applicator for treating laryngeal cancer. We intend to develop second-generation electroporation devices for cancer treatment including devices that minimize muscle contractions and a device specifically targeted for treating deep-seated tumors, such as prostate tumors. Finally, we intend to continue to strengthen our intellectual property position in the oncology area by pursuing patent protection of any new inventions. These investments should add significant value to the opportunity and allow for partnering at a high valuation for the Company.

COMPETITION

Current Treatment Practices

Surgery

In 90% of cases, the primary treatment for localized and operable tumors or lesions is surgical resection alone or in combination with other modalities such as radiation therapy. Given the ability to cut an appropriate margin around the tumor in order to avoid recurrence from microscopic disease populating the periphery of the tumor mass makes surgery highly effective for early stage cancers. However accessibility of a tumor often prevents the use of surgery or limits the margin that can be removed especially at sites such as the tongue where the loss of tissue results in the loss of critical function such as speech. The drawback to resecting tissue is potential disfigurement or debilitating effects on organ function. Surgery also requires additional cost in the form of hospitalization and post-operative care.

Radiation Therapy

Radiation therapy’s high-energy rays generated by an external machine or by radioactive materials placed directly into or near the tumor are used to damage and stop growth of malignant cells, which are more sensitive to the effects of radiation. Radiation is often used in combination with surgery and chemotherapy. In cases where a tumor is inoperable or unresponsive to chemotherapy, radiation is often used palliatively to limit the complications of disease progression. Radiation therapy has a number of significant side effects, in that it damages healthy cells surrounding the target area and takes several weeks to administer. It may also be costly due to the number of procedures and cost of administration.

Chemotherapy

Post-surgery or in cases where surgery is contraindicated, chemotherapy is often used to treat systemic disease and may frequently be combined with radiation therapy. Typically it is used under the following circumstances:

•       When cancer is disseminated requiring treatment of systemic or metastatsis disease

•       Where the prognosis for local regional disease is poor due to the likelihood of disease progression

•       Where surgery is contraindicated e.g. certain liver or pancreatic carcinoma;

•       For palliation, to achieve tumor shrinkage to ameliorate tumor symptoms or complications.

The cytotoxicity of many existing anti-cancer drugs is well proven, but with undesirable proven side effects including alopecia (loss of hair), nausea, vomiting, myelosuppression and in some cases drug resistance.

Surgery and radiation cannot be used where treatment poses a risk to nearby nerves, blood vessels, or vital organs. All of these practices have limited efficacy in treating cancers of certain organs, such as the pancreas.

Alternative Treatments

Radio Frequency Ablation

This modality uses radio frequency energy to heat tissue to a high enough temperature to ablate it, or cause cell death. An ablation probe is placed directly into the target tissue. An array of several small, curved electrodes is deployed from the end of the probe. Once sufficient temperatures are reached, the heat kills the target tissue within a few minutes. This treatment has been proven efficacious in treating some solid tumors but suffers from not being tumor specific in destroying healthy as well as malignant tissue.

Photodynamic Therapy

Photodynamic therapy (“PDT”) uses intravenous administration of a light-activated drug that accumulates in malignant cells. A non-thermal laser is used to activate the drug, producing free radical oxygen molecules that destroy the cancer. PDT has low risk of damage to adjacent normal tissue, the ability to retreat, and can be used concurrently with other treatment modalities. A major side effect of PDT is patient photosensitivity that can last up to eight weeks. Other side effects include nausea and vomiting. This method is limited by the shallow depth of penetration of the laser light which makes it more applicable to surface lesions on the skin or esophagus.

Cryoablation

Cryoablation is a technique being used to treat liver, kidney, prostate, and breast cancer. This method uses liquid nitrogen filled probes inserted into the tumor mass with image guided surgery to freeze cancer cells. Necrosis (cell death) occurs and the dead cells are naturally sloughed off into the body. Cryoablation has been most commonly adopted for use in treating prostate carcinoma where surgery can often lead to impotence. The technology is claimed to limit nerve damage in the prostate allowing for the retention of bladder and sexual function. Therefore, it may afford advantages over surgery and brachytherapy (see below).

Brachytherapy

Brachytherapy involves the local implantation of radioactive seeds into or near a tumor mass. It has been most widely used in prostate and breast carcinoma in situ. The seeds decay over time resulting in the local destruction of malignant cells. The problem with brachytherapy, in addition to the concomitant destruction of nascent healthy tissue, is the investment and training required to administer the therapy. Recent reports also suggest that the therapy may not produce durable responses (i.e. long term cures). Consequently, brachytherapy does not appear to be growing in acceptance in the marketplace.

Biological Therapy or Immunotherapy

This treatment encompasses many approaches focused on invoking an immune response against a cancer, including vaccine-based treatments and treatments using monoclonal antibodies. Introgen Therapeutics, Inc. (NASDAQ:INGN) is involved in a Phase III study involving the use of an adenoviral vector to deliver a p53 gene to head and neck cancers. While a similar therapy is available commercially in China, it is not approved in the US. Recent reports suggest that the therapy, which attempts to restore normal cell death activity to tumors through the introduction of the p53 gene, may only be effective if combined with other modalities such as radiation.

The use of monoclonal antibodies as therapeutic agents has had a dramatic impact on the treatment of certain tumors. When the antibodies target growth factor receptors required for tumor cell growth, they can often block the stimulation needed for cell growth and/or cause antibody-mediated cell killing of the tumor cell. Thus products like Herceptin®, Erbitux®, Rituxin® and Avastin® have proven beneficial especially when used in combination with a chemotherapeutic drug regime. The impact to local ablation therapies will most likely stem from improved tumor control that will reduce the incidence of recurrence and not in the primary cancers front line therapy for which surgery is the current therapeutic mainstay.

The use of vaccination has long held t interest as another potential modality that could prove beneficial in treating and limiting systemic disease. The problem has been that tumors do not display antigens unique to the tumor cell that the immune system can use to specifically target for selective destruction of malignant tissue. It turns out that tumors over-express normal cellular products that the immune system ignores due to a process called tolerization wherein the immune system is educated not to recognize self antigens early in development. As a result, it has proven difficult to use conventional vaccination strategies to break or overcome tolerance and generate immunity against tumor cells. However, the use of DNA vaccines with electroporation may overcome this barrier (see below).

DNA DELIVERY

OVERVIEW

In the context of this section, DNA delivery refers to the transfer of DNA plasmids encoding antigenic or therapeutic molecules into cells of humans or animals to prevent or treat diseases. Therapeutic DNA delivery can be performed either ex vivo or in vivo. Ex vivo DNA delivery involves the delivery of DNA into cells outside the body. Typically, a small amount of tissue or blood is removed from the patient and the cells within that tissue are propagated outside the body. After they have grown to a sufficient mass, new genetic information in the form of DNA is introduced into the cells. The genetically modified cells, typically blood or bone marrow or skin cells are then returned to the patient, usually by blood transfusion or direct engraftment. In vivo DNA delivery is the introduction of genetic information directly into cells within the patient’s body. Theoretically, any tissue or cell type in the body can be used, and the best choice is dependent upon the specific goals of treatment and indications being treated. For internal tissue targets, a gene may be transfused through the bloodstream to the organ or site of action or it may be injected at the desired site and then electroporated to allow the gene to pass through the cell membrane of the cells present at the treatment site. Once the DNA is inside the cell, it finds its way to the nucleus where RNA copies are made from the therapeutic genes encoded in that DNA. The RNA copies are then translated into specific proteins, which either accumulate inside the cell or are secreted into the cellular environment from where they eventually enter the lymph or bloodstream. Thus, therapeutic genes may either act locally or systemically.

If the gene products are important for metabolic processes such as insulin production, the intent of the therapy will be to support long term expression of needed gene products. If the gene products stimulate the immune system, the intent of therapy will be to generate immunity for clinical benefit. While the term gene therapy has traditionally been used to address the former application, it can encompass both applications. Inovio uses the term gene therapy as it has been traditionally used to cover the former applications which provide long term expression of needed gene products and uses the term DNA vaccination for applications that involve the expressions of antigens for vaccination.

Both for DNA vaccines and gene therapy, effective DNA delivery technologies are crucial. Many of the leading scientists in these fields have pointed out that the major obstacle to success has been the lack of safe, efficient, and economical methods of delivering DNA.

Methods in the past, including a variety of viral vectors, lipid formulations, the “gene gun” approach, and “naked” DNA injection, have not been successful. Reasons include toxicity, safety issues, low efficiency, and concerns about economic feasibility. Of the more than 700 gene therapy and DNA vaccine clinical trials started in the U.S. to date, none have progressed to regulatory approval. We believe that the DNA delivery problem must be solved if the promise of gene therapy and DNA vaccines are to be fulfilled.

The simplest DNA delivery mode is the injection of “naked” plasmid DNA into target tissue, usually skeletal muscle. This method is safe and economical but inefficient in terms of cell transfection, the process of transferring DNA into a cell across the outer cell membrane. However, when naked DNA injection is followed by electroporation of the target tissue, transfection is significantly greater with resultant gene expression generally enhanced 10 to 1000-fold. This increase makes many gene therapy and DNA vaccination projects feasible without unduly compromising safety or cost.

In recent years, DNA vaccine projects have increased in number and scope while pharmaceutical companies have slowed or shelved most gene therapy projects. This shift was prompted both by serious incidents in the gene therapy area caused by the toxicity of viral vectors, and by a strong demand for better vaccines. Within a few years, surprisingly rapid progress has been achieved in the development and testing of DNA vaccines. This trend is also reflected in our shift from gene therapy to DNA vaccines. The latter are now the subject of most of our DNA delivery projects and partnerships. In December 2004, the first patient was treated with electroporation therapy and DNA and we have initiated, together with our partners, additional Phase I clinical trials using our electroporation therapy and DNA technology. To date we have not observed any serious adverse events associated with the use of electroporation in these clinical DNA studies.

We believe that the greatest obstacle to making DNA vaccines and gene therapy a reality, namely the safe, efficient, and economical delivery of the DNA plasmid construct into the target cells, may be surmounted by our electroporation technology. The instrumentation we use for high-efficiency in vivo gene transfer is derived from the instrumentation we developed for intratumoral and transdermal drug delivery, an extension of the MedPulser® product line. We believe electroporation may become the method of choice for DNA delivery into cells in many applications of DNA vaccination and gene therapy.

DNA VACCINES

DNA vaccines consist of DNA plasmid molecules encoding a selected antigen or fragment of an antigen that are introduced into cells of humans or animals with the purpose of evoking an immune response to the encoded antigen, either to prevent a disease (prophylactic vaccines) or to treat an existing disease (therapeutic vaccines). The information encoded in the vaccine DNA plasmid molecules directs the cells to produce proteins (“antigens”) that trigger the immune system to mount two responses: the production of antibodies and the activation of “killer cells.” These responses can neutralize or eliminate infectious agents (viruses, bacteria, and other microorganisms) or abnormal cells (e.g. malignant tumor cells). DNA vaccines have several advantages over traditional vaccines in that they are completely non-pathogenic, may be effective against diseases which cannot be controlled by traditional vaccines, and are relatively easy and inexpensive to produce. These vaccines are also stable at normal environmental conditions for extended periods of time and do not require continuous refrigeration. A potentially major advantage of DNA vaccines is their short development cycle. In principle, vaccines against newly identified infectious agents may be developed within weeks or months, as opposed to traditional vaccines that take years of development.

We have acquired considerable expertise in the delivery and efficacy evaluation of DNA vaccines, both against infectious agents and complex diseases, such as cancer. In most cases, we have chosen skeletal muscle as the target tissue for vaccine delivery. However, skin is also an attractive target for DNA vaccination and we have developed and patented technology for DNA delivery into skin cells as well.

GENE THERAPY

Gene therapy, as well as DNA vaccination, involves the introduction of new genetic information into cells for therapeutic purposes. However, in gene therapy, cells of the body are transfected with a specific gene to compensate for genetic defects that result in a deficiency of a specific protein factor. In this context, one goal of gene therapy is to convert target cells or tissues into “protein factories” for the production and secretion of a normal protein for local or systemic treatment. Many genetic illnesses, including those currently treated by regular injection of a missing protein, can potentially be “cured” by supplying the functional gene to a sufficient number of cells under conditions which allow these cells to produce a therapeutically effective dose of the protein for an extended period of time.

Currently, single-gene recessive genetic disorders are the most accessible targets for correction by gene therapy, but ultimately researchers believe that polygenic and acquired diseases will be treated using genes as pharmaceutical agents. In principle, any aspect of metabolism can be manipulated by modifying gene function, and it is this application of gene therapy that has enormous potential, extending far beyond the treatment of rare genetic diseases. For example, the ability to influence cellular metabolism by introducing specific genes has led to extensive investigations into the use of gene therapy for cancer treatment. By adding a tumor suppressor gene to certain types of cancers, the uncontrolled growth of those cells potentially could be brought under normal regulation. Likewise, transfecting tumor cells with genes capable of inducing programmed cell death may result in tumor regression.

As mentioned earlier, gene therapy can be performed by delivering DNA either ex vivo or in vivo. We have focused on in vivo DNA delivery, in particular delivery into skeletal muscle tissue. To a lesser extent, we have also explored DNA delivery into skin, cancer tissue and blood vessel walls for gene therapy purposes.

STRATEGY

In advanced pre-clinical trials and early clinical trials, our technology has enabled high levels of DNA uptake and gene expression without significant acute side effects. Based on the results obtained, we believe that our technology is well suited as compared to competing technologies to meet the requirements for DNA vaccines and gene therapy. We have adopted the strategy of co-developing DNA vaccine and gene therapy applications with corporate partners where possible, or licensing our gene delivery technology for specific genes or specific medical indications. In most cases, we provide proprietary instruments and expertise to optimize the delivery of genes for particular applications, and a partner company provides its proprietary gene or gene regulation technology. Our collaboration with partners allows pre-clinical research and clinical trials to be undertaken which may lead to the introduction of a new treatment and /or products in the marketplace at a rate and range which we would not be able to support on our own. Our goal is to enter into additional agreements to license our electroporation technology for use in the delivery of specific genes in 2006 and 2007. See “Business Objectives” for further discussion of our corporate strategy and goals.

MEDPULSER® DNA DELIVERY SYSTEM

OVERVIEW

DNA vaccines have tremendous potential as therapeutic agents for treating various diseases. One of the key obstacles to successful DNA treatments are the limitations associated with current delivery systems. These viral and lipid delivery systems are complex, expensive and have shown inconsistent effectiveness. Electroporation provides a straight forward, cost effective method for delivering DNA into cells with high efficiency and minimal complications.

The MedPulser® DNA Delivery System has been developed to optimize the delivery of DNA into muscle cells. The modified system is similar to the MedPulser® Electroporation System and SECTA Therapy described above. The primary differences are in the parameters of the electric pulses delivered by the generator and the needle-electrode configuration of the applicator. The pulse is designed specifically for DNA delivery with a lower strength electrical field of longer duration than for tumor electroporation. The applicator has a four needle-electrode array consisting of one set of opposite pairs. They are available in a range of configurations to meet the requirements of a variety of applications.

PARTNERSHIPS AND COLLABORATIONS

DNA VACCINES

In January, 2006 we signed an agreement with Sweden-based Tripep AB to develop a therapeutic vaccine for hepatitis C virus (HCV). The vaccine will be based on Tripep’s proprietary HCV antigen construct and delivered to infected individuals using our MedPulser DNA Delivery System. Initiation of a Phase I clinical trial is expected to begin in 2006 and will be performed in Sweden. The terms of the development agreement call for each party to fund a portion of the Phase I and subsequent Phase II trials and share profit according to their contribution. Inovio will initially get a 33% ownership in the overall product with the option to increase this to 50% after the completion of the Phase I trial.

In September, 2005 we announced that we were awarded an appropriation of approximately $1 million by the United States Department of Defense for the development of a gene delivery electroporation technology for vaccination against infectious diseases, including potential bioterrorism agents. The United States Congress appropriated the funding in the Defense Appropriations Bill for 2005. The appropriation is a continuation of the first United States Army grant received by Inovio AS in Norway last year. Inovio is working closely on this project with Dr. Connie Schmaljohn, a world renowned virologist and chief of the Department of Molecular Virology at the United States Army Medical Research Institute of Infectious Diseases, USAMRIID, at Ft. Detrick, Maryland.

In July 2005 we announced the initiation of a Phase I clinical trial under the direction of Vical Incorporated to evaluate the safety of electroporation of a gene encoding IL-2 delivered to melanoma lesions. This trial resulted from an agreement we established with Vical in October 2004 wherein Vical licensed our DNA delivery technology for use with HIV and melanoma (using IL-2) as targets. This agreement was based on an option agreement established with Vical in October of 2003 for a worldwide exclusive license for the use of our proprietary in vivo electroporation delivery technology in combination with Vical’s vaccine and therapeutic DNA technology.

In July, 2005 we announced the receipt of a $2 million milestone payment from Merck & Co., Inc. (“Merck”) for filing of an investigational New Drug application. This trial was initiated under a collaboration and licensing agreement established with Merck in May, 2004 to develop and commercialize our MedPulser® DNA Delivery System for use with certain of Merck’s DNA vaccine programs. This development and commercialization agreement was an extension of an initial evaluation agreement established in 2003. Under the terms of the agreement, Merck received the right to use our proprietary technology for two specific antigens with an option to extend the agreement to include a limited number of additional target antigens. In addition, Merck obtained a non-exclusive license to the intellectual property related to the initial two specific antigens. The companies agreed to co-develop certain components of the electroporation system designed for administering DNA vaccines. Merck is responsible for all development costs and clinical programs.

In May, 2005 we announced that Merck & Co., Inc. exercised an option for a non-exclusive license for an additional antigen to be used with Inovio’s MedPulser® DNA Delivery System. This option exercise was provided for under the 2004 license and research collaboration agreement between Merck and Genetronics Biomedical Corporation, now Inovio Biomedical Corporation, discussed in the prior paragraph, and brought the total number of antigens licensed by Merck to three. We received an option fee for the additional target antigen. Under the terms of our licensing agreement with Merck, Inovio is eligible for milestone and royalty payments if certain development goals and commercialization of the device are achieved by Merck.

In April, 2005 we announced the initiation of a UK Medicines and Healthcare products Regulatory Agency (MHRA) approved Phase I/II clinical trial undertaken in collaboration with the University of Southampton. Our electroporation technology will be used to deliver a therapeutic plasmid-based DNA vaccine to skeletal muscles with the aim of treating recurrent prostate cancer. The trial, sponsored and led by the University of Southampton, will investigate whether the DNA vaccine, developed in the laboratory of Professor Freda Stevenson at the University of Southampton, can stimulate patients to develop immune responses against prostate cancer and whether use of Inovio’s electroporation system enhances this response. In this Phase I/II open-label study, plasmid DNA encoding a prostate tumor antigen is delivered directly to skeletal muscles in patients with recurrent prostate cancer either by simple injection or using our proprietary electroporation technology.

In January, 2005, we acquired privately-held Inovio AS, a Norwegian company. Inovio’s use of electroporation for gene therapy and DNA vaccines is a complement to our existing electroporation therapy program. The acquisition expanded our intellectual property in electroporation, and included the Phase I/II DNA vaccine clinical trial in the UK mentioned above.

GENE THERAPY

In August, 2004 we were awarded a grant by the National Institutes of Health to conduct research in the field of vascular gene therapy. The $100,000 Phase I grant, entitled “Ex vivo venous gene delivery by pulsed electric fields,” was awarded through the Small Business Innovative Research (SBIR) program. Vascular diseases are the number one cause of death in the U.S. and other industrialized countries. Vascular transplants, a frequently used method to treat these diseases, unfortunately suffer from a high failure rate, resulting in a significant unmet treatment need. The SBIR grant supports our research aimed at making vascular transplants more effective and longer lasting.

In February, 2004 we entered into an agreement with RMR to permit us to commercialize RMR’s electroporation methods and devices on a worldwide exclusive basis. This extends a long-standing relationship with the University of South Florida scientists and RMR founders Drs. Richard Heller, Mark Jaroszeski, and Richard Gilbert. This relationship dates back to the co-development of our MedPulser® Electroporation Instrument for treatment of all types of solid tumors including head and neck cancers. RMR is the collective effort of three scientists, collaborating with the University of South Florida and the H. Lee Moffitt Cancer Center and Research Institute.

The research carried out under the above agreements may result in our entering into long-term license agreements with the other parties and should provide us with additional data that we believe will assist us in assessing the efficacy of using our MedPulser® Electroporation Therapy System for delivery of DNA vaccines and gene therapy. The data should also further assist us in our licensing and commercialization efforts.

In December of 2004, we initiated a Phase I clinical trial with the H. Lee Moffitt Cancer Center using our MedPulser® Electroporation Therapy System to deliver plasmid DNA to tumors with the aim of treating malignant melanoma. The trial is sponsored by the H. Lee Moffitt Cancer Center and will measure the safety of Inovio’s electroporation system to deliver IL-12 encoding plasmid DNA into tumor cells to mount an immune response. In this Phase I open-label study, plasmid DNA encoding a cytokine is delivered directly to tumors in patients with malignant melanoma through electroporation using the MedPulser® Electroporation Therapy System. This technology enables the entry and significant uptake of plasmid DNA into the tumor cells, ultimately leading to intratumoralcytokine production. The intent of this procedure is to induce an immune response that will eliminate the cancer.

In addition to the above collaboration and licensing arrangements, we may develop our own gene therapeutic through early stage clinical trials and partner the product for late stage clinical development and marketing. We may have to negotiate license(s) for genes or other components of the product if they are not in the public domain.

MARKET

DNA VACCINES

We believe that there is a significant unmet clinical need to develop more efficacious vaccines that stimulate cellular immunity or can be applied in therapeutic settings such as cancer, hepatitis C or HIV infection. For these applications, scientists believe that DNA vaccines may offer an improvement over classical vaccination. Our scientists believe that electroporation of naked DNA is critical in maximizing the efficiency of DNA vaccination in meeting the unmet clinical need for therapeutic vaccines. The Company therefore plans to work with its corporate partners to develop electroporation for the delivery of DNA vaccines to capture what some analysts consider to be a multi-billion dollar market opportunity. DNA vaccines also represent a technology platform that is of interest to government agencies concerned with warfighter preparedness and bioterrorism threat neutralization. We are working with the U.S. government to develop the technology for selected infectious disease targets.

GENE THERAPY

The gene therapy market includes treatment of single gene defects as well as complex polygenic diseases such as cancer and vascular diseases. Examples of markets for single gene defects include hemophilia, sickle cell anemia, and EPO deficiency. For sickle cell anemia, one of the most prevalent genetic diseases, there is presently no effective and sustainable treatment available. EPO deficiency affects cancer patients undergoing chemotherapy and patients with chronic kidney failure, among others.

In addition to the many diseases caused by single gene defects, the two major polygenic disease groups, vascular disease and cancer, are prime targets for gene therapy.

RESEARCH AND DEVELOPMENT

The following table summarizes the ongoing programs in the area of gene therapy, the primary indications for each product and the current status of development.

Programs	Development Status	Ongoing Partnership or Collaboration
In vivo Gene Transfer to Muscle or Tumor
(a) Cytokines	Ph. I clinical trials	Moffitt Cancer Center, Vical
(b) DNA vaccines	Ph. I clinical trials	Merck, Vical, University of Southampton,
	Pre-clinical data	Tripep AB , U.S. Navy, U.S. Army
In vivo Gene Transfer to Blood Vessels—undisclosed gene	Pre-clinical data

We intend to proceed with the joint projects that we are currently working on with our partners as set out above. We also intend to expand ongoing collaborations and forge new alliances and research collaborations with the goal of having these relationships mature into license agreements.

In addition, we may conduct pre-clinical research for other DNA delivery projects that we intend to develop ourselves. Projects presently under evaluation are focused on developing therapeutic vaccines for infectious diseases. Other research and development activities will target improvements in DNA delivery, both in vivo and ex vivo, and the strengthening of our intellectual property position in the fields of DNA delivery, gene therapy, and DNA vaccines.

COMPETITION

The main competitive technologies in the area of DNA delivery are the following:

•       Viral DNA delivery;

•       Lipid DNA delivery; and

•       The injection of “naked” DNA.

To our knowledge, we are presently the only US company that has publicly announced that it has the capability to manufacture electroporation equipment incompliance with the U.S. and European Quality System Regulations. We also believe we are the only Company that is in clinical trials using electroporation for DNA delivery. Our competitors include several companies that either have rights to intellectual property related to electroporation devices, to electroporation methods, or to applications of electroporation.

MEDICAL DEVICE MANUFACTURING

We are a medical device manufacturer and, as such, operate in a regulated industry. We must comply with a variety of manufacturing, product development and quality regulations in order to be able to distribute our products commercially around the world. In Europe, we must comply with the MDD. We have a Quality System certified by our international Notified Body to be in compliance with the international Quality System Standard, ISO13485, and meeting the Annex II Quality System requirements of the MDD. We completed an Annex II Conformity Assessment procedure and achieved our CE Mark of the MedPulser® Electroporation Therapy System in March 1999. This CE Mark clears the MedPulser® Electroporation Therapy System for sale in the European Economic Area which includes the European Union.

In the U.S., we are required to maintain facilities, equipment, processes and procedures that are in compliance with quality systems regulations. Our systems have been constructed to be in compliance with these regulations and our ongoing operations are conducted within these systems. Commercially distributed devices within the U.S. must be developed under formal design controls and be submitted to the FDA for clearance or approval. As we prepare for U.S. marketing, all development activity is performed according to formal procedures to ensure compliance with all design control regulations.

We employ modern manufacturing methods and controls to optimize performance and control costs. Internal capabilities and core competencies are strategically determined to optimize our manufacturing efficiency. We utilize contract manufacturers for key operations, such as clean room assembly and sterilization, which are not economically conducted in-house. We also outsource significant sub-assemblies, such as populated printed circuit boards, where capital requirements or manufacturing volumes do not justify vertical integration. As we transition from late-stage development activities into higher volume manufacturing activities, internal capabilities will be modified and added, as appropriate, to meet our changing priorities.

Currently, the durable electronic generator in the MedPulser® Electroporation Therapy System is assembled from outsourced populated printed circuit boards, and then tested, packaged and inventoried at our manufacturing facility. The disposable applicators used with the MedPulser® Electroporation Therapy System are assembled and sterilized in a clean room at outside contract manufacturers. Future manufacturing of applicators for clinical trials and commercial distribution is planned to be done in a clean room that is currently being built in our manufacturing facility.

BTX INSTRUMENT DIVISION

We were originally founded as Biotechnologies and Experimental Research, Inc. (“BTX”) in San Diego, California in 1983. We established a reputation and leadership position in the field of electroporation by developing a product line of instruments for scientific research. BTX sold its first product in 1985. In the early 1990s, we extended our focus to include human therapeutics.

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

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
License fee and milestone payments	$2,563,283	$214,351	$5,882
Revenue under collaborative research and development arrangements	1,492,145	945,591	74,647
Grant revenue	1,368,280	7,157	—
Interest income, net	207,675	247,555	45,017

We, like many biomedical companies, devote a substantial portion of our annual budget to research and development. Research and development expenses totaled $11.5 million, $6.5 million and $2.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts far exceed revenue from research arrangements and contribute substantially to our losses.

INTELLECTUAL PROPERTY

Our success and ability to compete depends upon our intellectual property. As of December 31, 2005, we have been issued 57 U.S. patents and two additional U.S. patent applications allowed and awaiting issuance. We have also been granted patents in individual countries, including European patents that have been validated in numerous EU countries, such that we now have collectively 151 issued foreign patents in those foreign jurisdictions. We also have numerous pending patent applications in the U.S. and foreign jurisdictions. We have further in-licensed additional patents from Inovio, AS comprising 4 presently issued US and 4 presently issued foreign patents with additional pending patent applications.

EMPLOYEES

As of February 16, 2006,  we employed 27 people on a full-time basis and 16  people under consulting and project employment agreements. Of the combined total, 23 were in product research, which includes research and development, quality assurance, and clinical, three in engineering, three in manufacturing, and 14 in general and administrative, which includes corporate development, information technology, legal, investor relations, finance, and corporate administration. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good.

ITEM 1A.        RISK FACTORS

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

IF WE ARE UNABLE TO DEVELOP COMMERCIALLY SUCCESSFUL PRODUCTS, INCLUDING OUR MEDPULSER® ELECTROPORATION THERAPY SYSTEM IN VARIOUS MARKETS FOR MULTIPLE INDICATIONS, PARTICULARLY FOR THE TREATMENT OF HEAD AND NECK CANCER, OUR BUSINESS WILL BE HARMED AND WE MAY BE FORCED TO CURTAIL OR CEASE OPERATIONS.

Our ability to achieve and sustain operating profitability depends on our ability to successfully commercialize our MedPulser® Electroporation Therapy System in various markets for use in treating solid tumors, particularly for the treatment of head and neck cancer, and other indications, which depends in large part on our ability to commence, execute and complete clinical programs and obtain regulatory approvals for our MedPulser® Electroporation Therapy System. In particular, our ability to achieve and sustain profitability will depend in large part on our ability to commercialize our MedPulser® Electroporation Therapy System for the treatment of head and neck cancer in Europe and the United States. While we have achieved CE Mark , which applies to Europe for our MedPulser® Electroporation Therapy System for use in treating solid tumors; the products related to the CE Mark has not yet been commercialized. We have not yet received any regulatory approvals to sell any of our products in the United States and further clinical trials are still necessary before we can seek regulatory approval to sell our products in the United States for treating solid tumors. We cannot assure you we will receive approval for our MedPulser® Electroporation Therapy System for the treatment of head and neck cancer or other types of cancer or indications in the United States or in other countries or, if approved, that we will achieve significant level of sales. If we fail to commercialize our products, we may be forced to curtail or cease operations.

We have started additional clinical studies for different indications, such as breast and pancreas, and are also in the pre-clinical stages of research and development with new product candidates using our electroporation technology. These new indications and product candidates will require significant costs to advance through the development stages. If such product candidates are advanced through clinical trials, the results of such trials may not gain FDA approval. Even if approved, our products may not be commercially successful. If we fail to develop and commercialize our products, we may be forced to curtail or cease operations.

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

Our plans for continuing clinical trials, conducting research, furthering development and, eventually, marketing our human-use equipment will involve substantial costs. The extent of our costs will depend on many factors, including some of the following:

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

•       Higher than expected costs of preparing an application for FDA approval of our MedPulser® Electroporation Therapy System;

•       Higher than expected costs of developing the processes and systems to support FDA approval of our MedPulser® Electroporation Therapy System;

•       An increase in our timetable and costs for the development of marketing operations and other activities related to the commercialization of our MedPulser® Electroporation Therapy System and our other product candidates;

•       A change in the degree of success in our Phase III clinical trial of MedPulser® Electroporation Therapy System and in our other clinical trials;

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

Additionally, our clinical trials are open-ended and, therefore, there is a risk that information regarding the success of our clinical trials may be obtained by the public prior to a formal announcement by us. These factors, as well as the other factors described in this Report, could significantly affect the price of our stock.

WE HAVE A HISTORY OF LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

As of December 31, 2005, we had an accumulated deficit of $114.3 million. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. We are evaluating potential partnerships as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond next year. The outcome of these matters cannot be predicted at this time.

Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to further scale back our research and development programs, preclinical studies and clinical trials, general, and administrative activities and may not be able to continue in business. Including the cash proceeds received from financings, various licensing payments, the exercise of employee stock options and investor warrants, we believe we have sufficient funds to fund operations through the beginning of the second quarter of 2007.

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

A SMALL NUMBER OF LICENSING PARTNERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES AND OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD SUFFER IF WE LOSE THESE LICENSING PARTNERS OR FAIL TO ADD ADDITIONAL LICENSING PARTNERS IN THE FUTURE.

We derive a significant portion of our revenue from a limited number of licensing partners in each period. Accordingly, if we fail to sign additional future contracts with major licensing partners, if a licensing contract is delayed or deferred, or if an existing licensing contract expires or is cancelled and we fail to replace the contract with new business, our revenue could be adversely affected. Until commercialization of our MedPulser® Electroporation Therapy System, we expect that a limited number of licensing partners will continue to account for a substantial portion of our revenue in each quarter in the foreseeable future. During the year ended December 31, 2005, one licensing partner, Merck, accounted for approximately 70% or $3.8 million of our consolidated revenue.

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

We have completed Phase II clinical trials and are conducting two Phase III clinical trials of our lead product candidate, the MedPulser® Electroporation Therapy System, for the treatment of recurrent and second primary head and neck cancers. In addition, we are conducting two Phase IV (or Pre-Marketing) clinical trials of our MedPulser® Electroporation Therapy System for the treatment of new and recurrent head and neck cancers and new and recurrent primary skin cancers, and have started a Phase I clinical trial of our MedPulser® Electroporation Therapy System for the treatment of breast and pancreas cancers. Current or future clinical trials may demonstrate the MedPulser® Electroporation Therapy System is neither safe nor effective.

Any delays or difficulties we encounter in our pre-clinical research and clinical trials, in particular the Phase III clinical trials of our MedPulser® Electroporation Therapy System for the treatment of recurrent head and neck cancer, may delay or preclude regulatory approval. Our product development costs will increase if we experience delays in testing or regulatory approvals or if we need to perform more or larger clinical trials than planned. Any delay or preclusion could also delay or preclude the commercialization of our MedPulser® Electroporation Therapy System or any other product candidates.

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

The patients admitted to our oncology clinical trials conducted in the United States and Europe are experiencing late stage cancer and are in a diminished physical state prior to entering our studies and thus these patients can experience serious adverse events, which is abreviated in our industry as SAEs, whether due to our technology or other procedures. To date, there have been seven SAEs that were at least possibly related to our technology that resulted in death, a life-threatening experience, or hospitalization or prolongation of existing hospitalization. All seven of these serious adverse events were reported to the FDA. The SAEs were excessive bleeding in the tumor bed, edema of larynx, sudden death (suspected heart failure), weight loss, sudden death (cause unknown), obstruction of the airway, and death (suspected internal bleeding). Because our studies are controlled and ongoing, we cannot assure you that these or other serious adverse events will not delay or prevent approval of our product by the FDA.

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

Despite the FDA’s designation of our MedPulser® Electroporation Therapy System as a Fast Track product, such FDA designation is independent of the FDA’s Priority Review and Accelerated Approval designations and we may encounter delays in the regulatory approval process due to additional information requirements from the FDA, unintentional omissions in our PMA for our MedPulser® Electroporation Therapy System, or other delays in the FDA’s review process. We may encounter delays or rejections in the regulatory approval process because of additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

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

Any of the following events can occur and, if any did occur, any one could have a material adverse effect on our business, financial conditions and results of operations:

•       Clinical trials may not yield sufficiently conclusive results for regulatory agencies to approve the use of our products;

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

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or certain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, including unanticipated adverse events of unanticipated severity or frequency, manufacturer or manufacturing processes or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures or detention, injunctions or the imposition of civil or criminal penalties.

FAILURE TO COMPLY WITH FOREIGN REGULATORY REQUIREMENTS GOVERNING HUMAN CLINICAL TRIALS AND MARKETING APPROVAL FOR OUR HUMAN-USE EQUIPMENT COULD PREVENT US FROM SELLING OUR PRODUCTS IN FOREIGN MARKETS, WHICH MAY ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITIONS.

For marketing our MedPulser® Electroporation Therapy System outside the United States, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country and may require additional testing. The time required to obtain approvals outside the United States may differ from that required to obtain FDA approval. We may not obtain foreign regulatory approval on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. Failure to comply with these regulatory requirements or to obtain required approvals could impair our ability to develop these markets and could have a material adverse effect on our results of operations and financial condition.

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

Merck can terminate its May 2004 license and collaboration agreement with us at any time in its sole discretion, without cause, by giving ninety days advance notice to us. If this agreement is terminated by Merck at any time during the first two years of the collaboration term, then Merck shall continue, for a six-month period beginning on the date of such termination, to make payments previously approved by the project’s joint collaboration committee in relation to scientists and outside contractors engaged by us in connection with the agreement.

We may not be able to maintain our existing arrangements, enter into new arrangements or negotiate current or new arrangements on acceptable terms, if at all. Some of our collaborative partners may also be researching competing technologies independently from us to treat the diseases targeted by our collaborative programs.

OUR ABILITY TO ACHIEVE SIGNIFICANT REVENUES FROM SALES OR LEASES OF HUMAN-USE PRODUCTS WILL DEPEND ON ESTABLISHING EFFECTIVE SALES, MARKETING AND DISTRIBUTION CAPABILITIES OR RELATIONSHIPS AND WE CURRENTLY LACK SUBSTANTIAL EXPERIENCE IN THESE AREAS.

To market our products, we will need to develop sales, marketing and distribution capabilities. In order to develop or otherwise obtain these capabilities, we may have to enter into marketing, distribution or other similar arrangements with third parties in order to sell, market and distribute our products successfully. To the extent we enter into any such arrangements with third parties, our product revenue is likely to be lower than if we directly marketed and sold our products, and any revenue we receive will depend upon the efforts of such third parties. We may be unable to develop sufficient sales, marketing and distribution capabilities to commercialize our products successfully.

If we want to market and sell our human-use products directly, we must develop a marketing and sales force. This would involve substantial costs, training, and time. We have limited experience in sales, marketing and distribution of clinical and human-use products and we currently have no sales, marketing or distribution capability. We may be unable to develop sufficient sales, marketing and distribution capabilities to commercialize our products successfully. Regardless of whether we elect to use third parties or seek to develop our own marketing capability, we may not be able to successfully commercialize any product.

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

We cannot guarantee that any of the results from these collaborations will be successful, that we will be able to continue to collaborate with individuals and institutions that will further our work, or that we will be able to do so under terms that are not overly restrictive. If we are not able to maintain or develop new collaborative relationships, then it is likely the research pace will slow down and it will take longer to identify and commercialize new products, or new indications for our existing products.

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

The MedPulser® DNA Delivery System and any of our other Gene Therapy or DNA Vaccine product candidates under development could be broadly described as gene therapies. A number of clinical trials are being conducted by other pharmaceutical companies involving gene therapy, including compounds similar to, or competitive with, our product candidates. The announcement of adverse results from these clinical trials, such as serious unwanted and unexpected side effects attributable to treatment, or any response by the FDA to such clinical trials, may impede the timing of our clinical trials, delay or prevent us from obtaining regulatory approval or negatively influence public perception of our product candidates, which could harm our business and results of operations and depress the value of our stock.

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

WE CANNOT PREDICT THE SAFETY PROFILE OF THE USE OF OUR MEDPULSER ELECTROPORATION SYSTEM WHEN USED IN COMBINATION WITH OTHER THERAPIES.

Our trials involve the use of our MedPulser® Electroporation System in combination with Bleomycin, an anti-cancer drug. While the data we have evaluated to date suggest the MedPulser® Electroporation Therapy System does not increase the adverse effects of other therapies, we cannot predict if this outcome will continue to be true or whether possible adverse side effects not directly attributable to the other drugs will compromise the safety profile of our MedPulser® Electroporation Therapy System when used in certain combination therapies or if used off-label with other drugs by physicians.

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

•       Incurrence of amortization expenses related to intangible assets or large one-time charges, such as the charge in excess of $3.3 million we incurred to our results of operations during 2005 related to our write-off of in-process research and development that we acquired in our acquisition of Inovio AS in January 2005; and

•       Possible dilution to our stockholders.

In addition, geography may make the integration of businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions.

CHANGES IN FOREIGN EXCHANGE RATES MAY AFFECT OUR FUTURE OPERATING RESULTS.

In January 2005, we acquired Inovio AS, a Norweigan company. During the year ended December 31, 2005, Inovio AS contributed approximately $1.3 million to our revenue, which amounted to approximately 24% of our total revenue. Inovio AS conducts its operations primarily in foreign currencies, including the Euro, Norwegian Kroner and Swedish Krona. Fluctuation in the values of these foreign currencies relative to the U.S. dollar will affect our financial results which are reported in US dollars and will cause U.S. dollar translation of such currencies to vary from one period to another. We cannot predict the effect of exchange rate fluctuations upon future operating results.

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

We have obtained liability insurance in connection with ongoing business and products, and we may purchase additional policies if such policies are determined by management to be necessary. However, our existing insurance and the insurance we purchase may not provide adequate coverage in the event a claim is made and we may be required to pay claims directly. If we did have to make payment against a claim, then it would impact our financial ability to perform the research, development, and sales activities we have planned.

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

We depend, to a significant extent, on the efforts of our key employees, including senior management and senior scientific, clinical, regulatory and other personnel. The development of new therapeutic products requires expertise from a number of different disciplines, some of which is not widely available. We depend upon our scientific staff to discover new product candidates and to develop and conduct pre-clinical studies of those new potential products. Our clinical and regulatory staff is responsible for the design and execution of clinical trials in accordance with FDA requirements and for the advancement of our product candidates toward FDA approval. Our operations staff is responsible for designing, developing and manufacturing in the product in accordance with the applicable Quality System Regulations. The quality and reputation of our scientific, clinical, regulatory and manufacturing staff, especially the senior staff, and their success in performing their responsibilities, are significant factors in attracting potential funding sources and collaborators. In addition, our Chief Executive Officer and Chief Financial Officer and other executive officers are involved in a broad range of critical activities, including providing strategic and operational guidance. The loss of these individuals, or our inability to retain or recruit other key management and scientific, clinical, regulatory, operations and other personnel, may delay or prevent us from achieving our business objectives. We face intense competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

WE MAY NOT MEET ENVIRONMENTAL GUIDELINES AND AS A RESULT COULD BE SUBJECT TO CIVIL AND CRIMINAL PENALTIES.

Like all companies in our line of work, we are subject to a variety of governmental regulations relating to the use, storage, discharge and disposal of hazardous substances. Our safety procedures for handling, storage and disposal of such materials are designed to comply with applicable laws and regulations. . While we believe we are currently in compliance with all material applicable environmental regulations, if we are found to not comply with environmental regulations, or if we are involved with contamination or injury from these materials, then we may be subject to civil and criminal penalties. This would have a negative impact on our reputation and finances, and could result in a slowdown or even complete cessation of our business.

OUR FACILITIES ARE LOCATED NEAR KNOWN EARTHQUAKE FAULT ZONES, AND THE OCCURRENCE OF AN EARTHQUAKE OR OTHER CATASTROPHIC DISASTER COULD CAUSE DAMAGE TO OUR FACILITIES AND EQUIPMENT.

Our facilities are located near known earthquake fault zones and are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously impaired. In addition, the nature of our research activities could cause significant delays in our programs and make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.

WE ARE EXPOSED TO POTENTIAL RISKS FROM RECENT LEGISLATION REQUIRING COMPANIES TO EVALUATE INTERNAL CONTROLS UNDER SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. This requirement first applied to our 2004 Annual Report on Form 10-K.

How companies are implementing these new requirements including internal control reforms, if any, to comply with Section 404’s requirements, and how independent auditors are applying these new requirements and testing companies’ internal controls, is an evolving process and remains subject to uncertainty. The requirements of Section 404 are ongoing and apply to future years. We expect that our internal controls will continue to evolve as our business activities change. During the course of management’s and our independent registered public accounting firm’s review of our internal controls over financial reporting as of December 31, 2005, we did identify two significant control deficiencies that did not rise to the level of material weaknesses, as defined by the Public Company Accounting Oversight Board (PCAOB). Although we will continue to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met.

If, during any year, our independent registered public accounting firm is not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, tested or assessed, or if the independent registered public accounting firm interprets the requirements, rules or regulations differently than we do, then our independent registered public accounting firm may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

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

ITEM 3.                LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries are involved in any material legal proceedings.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5.                MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the American Stock Exchange (“AMEX”) under the symbol “INO.” Trading began on the AMEX on December 8, 1998.

On September 13, 2004, we effected a one-for-four reverse split of our common stock. At the time of the reverse stock split, each four shares of our issued and outstanding common stock were combined into one share of our common stock. The reverse stock split did not change the number of authorized shares of our common stock.. All common share and per share amounts throughout this Report have been adjusted to give effect to this reverse one-for-four stock split.

The table below sets forth the quarterly high and low sales prices of our common shares in the two most recent fiscal years. Such prices prior to September 13, 2004 have been adjusted to give effect to the reverse stock split.

	American Stock Exchange US$
Year ended December 31, 2005	High	Low
First quarter	5.01	3.42
Second quarter	3.70	2.45
Third quarter	3.24	2.60
Fourth quarter	2.86	1.99
Year ended December 31, 2004
First quarter	7.76	5.00
Second quarter	6.92	4.84
Third quarter	5.20	2.64
Fourth quarter	4.45	2.37

As of March 9, 2006, we had approximately 476 stockholders of record. This figure does not include beneficial owners who hold shares in nominee name. The closing price per share of our common stock on March 9, 2006 was $2.76, as reported on the AMEX.

Recent Sales of Unregistered Securities

Previously reported.

Dividends

The payment of any dividends on our common stock is within the discretion of our board of directors. However, we may not pay dividends on our common stock without the consent of holders of a majority of each Series our outstanding Preferred Stock. We have not paid cash dividends on our common stock and the board of directors does not expect to declare cash dividends on the common stock in the foreseeable future.

The holders of our Series A and B Preferred Stock are entitled to receive an annual dividend at the rate of 6%, payable quarterly. Holders of Series A and B Preferred Stock are entitled to receive this quarterly dividend through September 30, 2006. These dividends are payable in cash unless the closing price of our common shares for the 20 trading days immediately preceding the dividend payment date is equal to or greater than the conversion price of such shares, in which event we may elect to pay the dividends to the holders in common stock. Currently, the conversion price of such shares is $2.40 per share for our Series A Preferred Stock and $2.80 per share for our Series B Preferred Stock. During the three years in the period ended December 31, 2005, we paid dividends to the holders of our Series A and B Preferred Stock through the issuance of 55,518 shares of our common stock valued at $179,956 and in cash of $60,235 during 2005; through the issuance of 73,072 shares of our common stock valued at $322,397 in 2004; and through the issuance of 84,595 shares of our common stock valued at $357,587 in 2003.

The holders of our Series C Preferred Stock  are entitled to receive an annual dividend at the rate of 6%, payable quarterly. Holders of Series C Preferred Stock are entitled to receive this quarterly dividend through June 30, 2007. These dividends are payable in cash unless the closing price of our common shares for the 20 trading days immediately preceding the dividend payment date is equal to or greater than the conversion price of such shares, in which event we may elect to pay the dividends to the holders in common stock. Currently, the conversion price of such shares is $6.80 per share. During the two years in the period ended December 31, 2005, we paid dividends to the holders of our Series C Preferred Stock  in cash of $553,694, and  through the issuance of 30,124 shares of our common stock valued at $133,693, and $276,315 in cash during 2004.

Repurchases

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2005.

Equity Compensation Plans

Our equity compensation plan information is provided as set forth in Part III, Item 11 herein.

ITEM 6.              SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected consolidated financial data for the periods indicated, derived from consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. The selected operations data for each of the three years in the period ended December 31, 2005 and the Balance Sheet data as of December 31, 2005 and 2004 are derived from our audited financial statements included later in this Form 10-K. The selected Statement of Operations data for year ended December 31, 2002 and the nine months ended December 31, 2001 and the Balance Sheet data as of December 31, 2003, 2002 and 2001 were derived from our audited financial statements, which are not included in this Form 10-K. The data set forth below should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included elsewhere in this Report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below. Effective June 15, 2001, our Board of Directors approved the change of our fiscal year-end from March 31 to December 31 and accordingly operations data for the nine months ended December 31, 2001 are presented.

	Year Ended December 31, 2005*	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Nine Months Ended December 31, 2001
Operations Data:
License fee and milestone payments	$2,563,283	$214,351	$5,882	$5,883	$981
Revenue under collaborative research and development arrangements and grants	2,860,425	952,748	74,647	183,638	109,669
Loss from continuing operations	(15,296,852)	(11,263,140)	(6,588,245)	(5,908,044)	(5,851,744)
Gain on disposal of assets	—	290,209	2,034,078	—	—
Loss from discontinued operations	—	—	(110,740)	(56,783)	(508,046)
Net loss	(15,296,852)	(10,972,931)	(4,664,907)	(5,964,827)	(6,359,790)
Imputed and declared dividends	(11,065,770)	(732,405)	(18,210,530)	—	—
Loss attributable to common stockholders	(26,362,622)	(11,705,336)	(22,875,437)	(5,967,827)	(6,359,790)
Amounts per common share—basic and diluted:
Loss from continuing operations	(0.81)	(0.64)	(0.49)	(0.58)	(0.68)
Gain (loss) from discontinued operations	—	0.02	0.14	(0.01)	(0.08)
Net loss	(0.81)	(0.62)	(0.35)	(0.59)	(0.76)
Imputed and declared dividends	(0.58)	(0.04)	(1.37)	—	—
Net loss attributable to common stockholders	(1.39)	(0.66)	(1.72)	(0.59)	(0.76)
Balance Sheet Data:
Cash and cash equivalents	17,166,567	17,889,797	13,460,446	875,444	1,813,100
Total assets	28,978,954	20,951,502	16,228,990	5,419,225	6,633,714
Long-term liabilities, including current portion	1,372,331	—	—	20,642	48,117
Total stockholders equity	23,470,748	15,549,510	15,047,635	3,725,370	4,963,105

*                     On January 25, 2005, we consummated the acquisition of Inovio AS, a Norwegian company. For information concerning this acquisition, see Note 15 of Notes to our Consolidated Financial Statements appearing later in this Report. For a discussion of the affect of this acquisition on our operating results during 2005, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of Years Ended December 31, 2005 and 2004.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto contained elsewhere in this annual report. The following discussion and analysis explains trends in our financial condition and results of operations for the years ended December 31, 2005, 2004 and 2003.

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

The risks and uncertainties are detailed from time to time in our reports filed with the SEC, including Forms 8-K, 10-Q, and 10-K, and include, among others, items included under Item 1A  Risk Factors of this Report.The risks included there are not exhaustive. Other sections of this report may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also be aware that while we do, from time to time, communicate with securities analysts, we do not disclose any material non-public information or other confidential commercial information to them. Accordingly, individuals should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

Overview

We are a San Diego-based biomedical company whose technology platform is based on medical devices that use Electroporation Therapy to deliver drugs and genes into cells. We are developing and seeking to commercialize medical therapies to address a number of diseases with critical unmet treatment needs using Electroporation Therapy. Our Selective Electrochemical Tumor Ablation (“SECTA”) therapy is in Phase III clinical trials, consisting of sites in the United States and Europe, for the treatment of recurrent head and neck cancer. In addition, we are currently conducting pre-marketing studies to support the commercialization of the SECTA System in Europe. Our system delivers electrical pulses to tumors injected with the generic drug bleomycin. The distinctive feature of the system, which uses a generator together with disposable needle applicators, is the preservation of healthy tissue at the margins of the tumor.

In addition, as part of our MedPulser® product line, we have been developing devices for the delivery of DNA for vaccinations and gene therapy. The flagship of our development efforts involve the licensing agreements with Merck and Vical in which these companies will support the development and registration of the therapies using Inovio devices. Most recently, we executed a collaborative commercialization agreement with Triped AS to co-develop a HCV therapeutic vaccine. Other activities include phase I trials at the H. Lee Moffitt Cancer Center and the University of Southampton. As a result of our partnerships in this area, our DNA Electroporation Delivery Technology is currently being evaluated in four separate phase I clinical trials.

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

Due to the amount of expenses incurred in the development of the oncology and gene delivery systems, we have been unprofitable since 1994. As of December 31, 2005, we had an accumulated deficit of $114,269,942. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

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

License fees comprise initial fees and milestone payments derived from collaborative licensing arrangements. Non-refundable milestone payments continue to be recognized upon the achievement of specified milestones when we have earned the milestone payment, provided the milestone  is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement. Payments for milestones which are not reasonably assured of being achieved at the time of signing the agreement are treated as the culmination of a separate earnings process and are recognized as revenue when the milestones are achieved. We defer payments for milestone events which are reasonably assured and recognize them ratably over the minimum remaining period of our performance obligations.

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

Goodwill.   Goodwill is tested for impairment on an annual basis and between annual test if indicators of potential impairment exist, using a fair-value-based approach. No impairment of goodwill has been identified during any of the periods presented.

Intangible Assets.   Intangible assets, excluding Goodwill, are amortized using the straight-line method over their estimated period of benefit, which is eighteen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets, excluding Goodwill,  are subject to amortization. No impairment of intangible assets has been identified during any of the periods presented.

Long-lived Assets.   We assess the recoverability of long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we reduce the carrying value of the asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through December 31, 2005.

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

Valuation of Goodwill and Intangible Assets.   Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2005, our goodwill and intangible assets, net of accumulated amortization, totaled $8,134,344. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. When it is impractical to determine the period-specific effect of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practical and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported as a component of income. When it is impractical to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practical. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. We are currently evaluating the effect that adoption of SFAS No. 154 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after January 1, 2006, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123(R) beginning January 1, 2006. Under SFAS No. 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. Determining the exact impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the assumptions for the variables which affect the computation. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 described in the disclosure of pro forma net loss and net loss per share in Note 1 to our consolidated financial statements.

Results of Operations

Comparison of Years Ended December 31, 2005 and 2004

The audited consolidated financial data for the years ended December 31, 2005 and December 31, 2004 is presented in the following table and the results of these two periods are used in the discussion thereafter.

	Year Ended December 31, 2005	Year Ended December 31, 2004
Revenue:
License fee and milestone payments	$2,563,283	$214,351
Revenue under collaborative research and development arrangements	1,492,145	945,591
Grants and miscellaneous revenue	1,411,825	7,157
Total revenue	5,467,253	1,167,099
Operating expenses:
Research and development	11,454,773	6,548,599
General and administrative	5,981,200	6,129,195
Amortization of intangible assets	206,250	—
Charge for acquired in-process research and development	3,332,000	—
Total operating expenses	20,974,223	12,677,794
Loss from operations	(15,506,970)	(11,510,695)
Other income (expense):
Interest income	207,675	247,555
Other income	2,443	—
Interest expense	—	—
Loss from continuing operations	(15,296,852)	(11,263,140)
Discontinued operations:
Gain on disposal and other, net	—	290,209
Loss from discontinued operations	—	—
Net loss	(15,296,852)	(10,972,931)
Imputed and declared dividends on preferred stock	(11,065,770)	(732,405)
Net loss attributable to common stockholders	$(26,362,622)	$(11,705,336)
Amount per common share—basic and diluted
Loss from continuing operations	$(0.81)	$(0.64)
Gain from discontinued operations, net	—	0.02
Net loss	(0.81)	(0.62)
Imputed and declared dividends on preferred stock	(0.58)	(0.04)
Net loss attributable to common stockholders	$(1.39)	$(0.66)

Revenue

During the year ended December 31, 2005, we recorded total revenue of $5,467,253, as compared to $1,167,099 for the year ended December 31, 2004. Revenue consists of license fees, milestone payments and amounts received from collaborative research and development arrangements and grants. During the year ended December 31, 2005, we recognized revenue of $1,323,896, which amounted to approximately 24% of our revenue, attributable to the operations of Inovio AS, a Norwegian company that we acquired in January 2005.

Inovio AS’ revenue primarily consists of amounts received from grants, which are received primarily in foreign currencies,  including Euro, Norwegian Kroner and Swedish Krona.

During the year ended December 31, 2005 and 2004, we recorded revenue under license fees and milestone payments of $2,563,283 and $214,351, respectively. The increase in license fees for the year ended December 31, 2005, as compared to fiscal 2004, was mainly due to the recognition of a $2,000,000 milestone payment during the three months ended June 30, 2005, resulting from the achievement of a clinical milestone by Merck & Co., Inc. (“Merck”) for a plasmid-based vaccine using our MedPulser® DNA Delivery System. This $2,000,000 milestone payment was received in July 2005. Under our May 2004 license and collaboration agreement with Merck (the “Merck Agreement”), we may receive additional future milestone payments linked to the successful development of a product if achieved.

An additional $500,000 license fee payment was received from Merck in June 2005 related to the Merck Agreement, under which the Company and Merck seek  to develop and commercialize our MedPulser® DNA Delivery System for use with certain of Merck’s DNA vaccine programs. The license payments received from Merck in 2004 and 2005 will be amortized over the remaining minimum term of the agreement.  Royalties are payable on sales of a product utilizing the device developed under the Merck Agreement.

Revenue from license fees during the years ended December 31, 2005 and 2004 included the amortization of license fees we received from a non-exclusive license and supply agreement we entered into with Valentis, Inc in November 2001. We will receive further payments, in the form of cash and stock of Valentis, if certain milestones are achieved under this agreement.

During the year ended December 31, 2005, we recorded revenue under collaborative research and development arrangements of $1,492,145, as compared to $945,591 for the year ended December 31, 2004. The increase in revenue from collaborative research and development arrangements during the year ended December 31, 2005, as compared to fiscal 2004, was primarily due to revenue recognized from the Merck Agreement. Billings from research and development work performed pursuant to the Merck Agreement are recorded as revenue as the related research expenditures are incurred pursuant to the terms of the agreement.

Grant and miscellaneous revenue was $1,411,825 for the year ended December 31, 2005, compared to $7,157 for the year ended December 31, 2004. The increase in grant and miscellaneous revenue was mainly due to revenue recognized from our European Union and U.S. Army grants received from the acquisition of Inovio AS.

In August 2004, we announced that we had been awarded a grant by the National Institutes of Health to conduct research in the field of vascular gene therapy. The $100,000 Phase I grant, entitled “Ex vivo venous gene delivery by pulsed electric fields,” was awarded through the Small Business Innovative Research (SBIR) program and may be followed, upon evaluation, by a Phase II award of up to $1,000,000. Vascular diseases are the leading cause of death in the United States and other industrialized countries. Vascular transplants, a frequently used method to treat these diseases, unfortunately suffer from a high failure rate, resulting in a significant unmet treatment need. The SBIR grant will support our research aimed at making vascular transplants more effective and longer lasting. During the year ended December 31, 2005, we recognized $83,450 in revenue based upon expenditures incurred under this grant.

Research and Development Expenses

Research and development expenses, which include clinical trial costs, for the year ended December 31, 2005, were $11,454,773, as compared to $6,548,599 for the year ended December 31, 2004. The increase in research and development expenses for the year ended December 31, 2005, as compared to fiscal 2004, was primarily due to an increase in clinical trial expenses. These clinical trial expenses included the use of Clinical Research Organizations hired in association with our clinical trials. The remainder of the increase was mainly due to personnel expenses to support internal efforts related to product development and clinical trials, increased external research expenses and other consulting expenses associated with our clinical trials, and the cost of manufacturing products to support these clinical trials. During the year ended December 31, 2005, research and development expenses also included $1,110,292, in research and development costs attributable to Inovio AS.

Our research and development activities reflect our efforts to advance our products through the various stages of product development. The expenditures that will be necessary to execute our development plans are subject to numerous uncertainties, which may affect our research and development expenditures and capital resources. For instance, the duration and the cost of clinical trials may vary significantly depending on a variety of factors including the number of patients in the trial, the number of clinical sites in the trial, and the length of time required enrolling suitable patient subjects. Even if earlier results are positive, we may obtain different results in later stages of development, which could impact our development expenditures for a particular product. Although we spend a considerable amount of time planning our development activities, we may be required to alter our plan based on new circumstances or events. Any deviation from our plan may require us to incur additional expenditures or accelerate or delay the timing of our development spending.

Depending upon the progress of our clinical and pre-clinical programs and our availability of capital, we expect our research and development expenses to continue to increase during the year ending December 31, 2006 when compared to the year ended December 31, 2005.

General and Administrative Expenses

General and administrative expenses, which include business development expenses, for the year ended December 31, 2005, were $5,981,200, as compared to $6,129,195 for the year ended December 31, 2004. The decrease in general and administrative expenses for the year ended December 31, 2005, as compared to fiscal 2004, was mainly due to accounting-related expenses incurred during the year ended December 31, 2004, primarily related to the initial implementation of internal control over financial reporting requirements under Section 404 of the Sarbanes-Oxley Act of 2002. During the year ended December 31, 2005, general and administrative expenses also included $88,187, in general and administrative costs attributable to Inovio AS.

Amortization of Intangible Assets.   Amortization of intangible assets was $206,250 for the year ended December 31, 2005, related to an intangible asset associated with contracts and intellectual property acquired as part of our purchase of Inovio AS in January 2005.

Charge for Acquired In-Process Research and Development.   Operating results for the year ended December 31, 2005 included a $3,332,000 non-cash charge related to the write-off of acquired in-process research and development (“IPR&D”) resulting from the Inovio AS acquisition in January. The amount expended for IPR&D represents the estimated fair value of purchased in-process technology for projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. There were no charges resulting from any acquisitions during the same period in 2004.

Other Income, Net

Other Income, net, for the year ended December 31, 2005, was $210,118, as compared to interest income, net, of $247,555 for the year ended December 31, 2004. The decrease in interest income, for the year ended December 31, 2005, as compared to fiscal 2004, was mainly due to lower average cash and investments balance during the year.

Discontinued Operations

In April 2004, we received the final payment of $200,862 in connection with the sale of the BTX Division and recorded expenses related to this transaction of $5,000. In addition, we received a one-time settlement payment of $61,000 associated with the termination of a purchase agreement to acquire the BTX Division by a potential buyer. Our 2004 results reflect a gain of $33,347 we realized from the write-off in the third quarter of 2004 of an accrued warranty liability related to the sale of the BTX division.

Imputed and Declared Dividends on Preferred Stock

The holders of our Series A and B Preferred Stock are entitled to receive an annual dividend at the rate of 6%, payable quarterly. Holders of Series A and B Preferred Stock are entitled to receive this quarterly dividend through September 30, 2006. These dividends are payable in cash unless the closing price of our common shares for the 20 trading days immediately preceding the dividend payment date is equal to or greater than the conversion price of such shares, in which event we may elect to pay the dividends to the holders in common stock. Currently, the conversion price of such shares is $2.40 per share for our Series A Preferred Stock and $2.80 per share for our Series B Preferred Stock. We paid dividends to the holders of our Series A and B Preferred Stock through the issuance of a total of 55,518 of our shares of common stock valued at $179,956 and in cash of $60,235 during 2005 and through the issuance of 73,072 shares of our common stock valued at $322,397 in 2004.

The holders of our Series C Preferred Stock are entitled to receive an annual dividend at the rate of 6%, payable quarterly. Holders of Series C Preferred Stock are entitled to receive this quarterly dividend through June 30, 2007. These dividends are payable in cash unless the closing price of our common shares for the 20 trading days immediately preceding the dividend payment date is equal to or greater than the conversion price of such shares, in which event we may elect to pay the dividends to the holders in common stock. We paid dividends to the holders of our Series C Preferred Stock in cash of $553,694 during 2005 and through the issuance of a total of 30,124 shares of our common stock valued at $133,693, and in cash of $276,315 during 2004..

During 2005, we recorded an imputed dividend charge of $1,942,773 during the three months ended March 31, 2005, related to the investors who converted $3,200,000 of their previous Series C Preferred Stock investment into 790,123 shares of our common stock as part of our January 2005 private placement. This imputed dividend charge was calculated using guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

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

During 2005, we also recorded an imputed dividend charge of $8,329,112 during the three months ended December 31, 2005, related to the investors who converted their Series B and C Preferred Stock and common stock investments into shares of common stock as part of our December 2005 private placement. This imputed dividend charge was calculated using guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

As part of this private placement, these investors received 1,670,406 additional shares of our common stock by participating in this private placement, as compared to the number of shares of our common stock into which their existing common or preferred stock could have been converted under the original terms  of their agreements. Under EITF Issue No. 00-27, this incremental number of shares of our common stock was multiplied by the price of our common stock on the commitment date of the original issuance, to calculate the $8,329,112 imputed dividend charge associated with this beneficial conversion.

Income Taxes

Since inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2005, we had net operating loss carry forwards for federal and state income tax purposes of approximately $71.0 million and $46.6 million, respectively. We also had federal and state research and development tax credits each of approximately $1.79 million. If not utilized, the net operating losses and credits will continue to expire in 2006 through 2024. Utilization of net operating losses and credits are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation could result in the expiration of our net operating losses and credit carryforwards before they otherwise could be used.

Comparison of Years Ended December 31, 2004 and 2003

The audited consolidated financial data for the years ended December 31, 2004 and December 31, 2003 is presented in the following table and the results of these two periods are used in the discussion thereafter.

	Year Ended December 31, 2004	Year Ended December 31, 2003
Revenue:
License fee and milestone payments	$214,351	$5,882
Revenue under collaborative research and development arrangements	945,591	74,647
Grants	7,157	—
Total revenue	1,167,099	80,529
Operating expenses:
Research and development	6,548,599	2,146,909
General and administrative	6,129,195	4,566,882
Total operating expenses	12,677,794	6,713,791
Loss from operations	(11,510,695)	(6,633,262)
Other income (expense):
Interest income	247,555	65,497
Interest expense	—	(20,480)
Loss from continuing operations	(11,263,140)	(6,588,245)
Discontinued operations:
Gain on disposal and other, net	290,209	2,034,078
Loss from discontinued operations	—	(110,740)
Net loss	(10,972,931)	(4,664,907)
Imputed and declared dividends on preferred stock	(732,405)	(18,210,530)
Net loss attributable to common stockholders	$(11,705,336)	$(22,875,437)
Amount per common share—basic and diluted
Loss from continuing operations	$(0.64)	$(0.49)
Gain from discontinued operations, net	0.02	0.14
Net loss	(0.62)	(0.35)
Imputed and declared dividends on preferred stock	(0.04)	(1.37)
Net loss attributable to common stockholders	$(0.66)	$(1.72)

Revenue

During the year ended December 31, 2004, we recorded total revenue of $1,167,099, as compared to $80,529 for the year ended December 31, 2003. Revenue consists of license fees, milestone payments and amounts received from collaborative research and development arrangements and grants.

During the year ended December 31, 2004 and 2003, we recorded revenue under license fees and milestone payments of $214,351 and $5,882, respectively. The increase in license fees for the year ended December 31, 2004, as compared to fiscal 2003, was mainly due to license revenue of $204,301 recognized from the collaboration and licensing agreement with Merck signed in May 2004 to developand commercialize our MedPulser DNA Delivery System, which will be developed for use with certain of Merck’s DNA vaccine programs. Under the Merck agreement, we will receive milestone payments linked to the successful development of a product if achieved. The upfront payment received from Merck in 2004 and prospective future milestone payments will be amortized over the term of the agreement. Royalties are payable on sales of a product utilizing the device developed under this agreement with Merck.

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

Research and Development Expenses

Research and development expenses, which include clinical trial costs, for the year ended December 31, 2004, were $6,548,599, as compared to $2,146,909 for the year ended December 31, 2003. The increase in research and development expenses for the year ended December 31, 2004, as compared to fiscal 2003, was primarily due to an increase in clinical trial expenses of approximately $3,150,000. These clinical trial expenses included the use of a Clinical Research Organization (“CRO”) hired in association with our clinical trials and costs associated with the use of outside clinical and regulatory consultants associated with our clinical trials. The remainder of the increase was mainly due to increased personnel expenses to support internal efforts related to product development and clinical trials, increased external research expenses and additional travel and other consulting expenses associated with our clinical trials.

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

In April 2004, we received the final payment of $200,862 in connection with the sale of the BTX Division and recorded expenses related to this transaction of $5,000. In addition, we received a one-time settlement payment of $61,000 associated with the termination of a purchase agreement to acquire the BTX Division by a potential buyer. Our 2004 results reflect a gain of $33,347 we realized from the write-off in the third quarter of 2004 of an accrued warranty liability related to the sale of the BTX division.

Imputed and Declared Dividends on Preferred Stock

We paid dividends to the holders of our Series A and B Preferred Stock through the issuance of 73,072 shares of our common stock valued at $322,397 in 2004. and 84,595 common shares valued at $357,587 in 2003.

We paid dividends to the holders of our Series C Preferred Stock through the issuance of a total of 30,124 shares of our common stock valued at $137,967, and in cash of $272,041 during 2004.

During the year ended December 31, 2003, in connection with the sale of the Series A and B Preferred Stock, we recorded an imputed dividend charge of $6,045,799 and $11,807,144, respectively, related to the beneficial conversion feature of this preferred stock.

Liquidity and Capital Resources

During the last six years, our primary uses of cash have been to finance research and development activities including clinical trial activities in the Oncology and Gene Delivery Division. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

On December 30, 2005, we completed a private placement of an aggregate of $15,795,080 in gross cash proceeds through the sale of our common stock to institutional and accredited investors that included Merck & Co. Inc. and Vical Inc., two of our strategic partners. At the closing, we issued to the investors an aggregate of 9,892,735 shares of common stock and warrants to purchase an aggregate of 3,462,451 shares of common stock, and received in exchange (1) gross cash proceeds of $15,795,080 (including $2,430,000 due from one of the investors as part of a previous funding commitment made, and promissory note delivered, to in connection with the January 2005 private financing discussed below); (2) an aggregate of 734 shares of outstanding Series A, B and C Cumulative Convertible Preferred Stock; and (3) 1,142,593 shares of our outstanding common stock.  The common stock issued was priced at $2.40 per share, which represented a premium to the closing price on December 15, 2005. In addition, we issued to the investors five-year warrants to purchase 35% of the number of shares of common stock they acquired in the offering at an exercise price of approximately $2.93 per share, a 25% premium to the closing price on December 15, 2005.

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

On January 25, 2005, we consummated the acquisition of Inovio A.S. We acquired the entire share capital of Inovio AS for an aggregate purchase price of $10,000,000, which consisted of $3,000,000 in cash and $7,904,494 in the issuance of shares of our Series D Convertible Preferred Stock.

As of December 31, 2005, we had working capital of $14,185,032, as compared to $13,036,685 as of December 31, 2004. The increase in working capital during 2005 was primarily a result of a private placement that raised an aggregate of $15,795,080 through the sale of our Common  Stock to institutional and accredited investors, as well as the receipt of licensing payments and the exercise of warrants and stock options. These receipts were offset, in part, by expenditures related to our research and development and clinical trial activities, as well as various general and administrative expenses related to legal, corporate development, investor relations and finance activities.

As of December 31, 2005, we had an accumulated deficit of $114,269,942. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. We are evaluating potential partnerships as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond next year. The outcome of these matters cannot be predicted at this time.

Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to further scale back our research and development programs, preclinical studies and clinical trials, general, and administrative activities and may not be able to continue in business. We expect we will fund our operations through the beginning of the second quarter of 2007 with our current working capital.

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

Contractual Obligations

As of December 31, 2005, we did not have any material long-term debt or other known contractual obligations, except for the operating lease for our new facility, which expires in February 2010, and operating leases for copiers, which expire in 2006.

We are contractually obligated to make the following operating lease payments as of December 31, 2005:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,982,977	$482,731	$944,577	$555,669	$0

ITEM 7A.        QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income that we can earn on our cash equivalents. We are subject to interest rate risk on our cash equivalents, which, as of December 31, 2005, had a weighted interest rate of approximately 4.06%. During the year ended December 31, 2005, the average interest rate earned on cash equivalents was 2.77%. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. However, declines in interest rates over time will reduce our interest income.

Foreign Currency Risk

We have operated primarily in the United States and most transactions in the fiscal year ended December 31, 2005, have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, nor do we have any foreign currency hedging instruments in place.

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

In January 2005, we acquired Inovio AS, a Norwegian company. We are operating Inovio AS as a wholly-owed subsidiary. This subsidiary’s  transactions are denominated primarily in foreign currencies, including Euros, Norwegian Kroner and Swedish Krona. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets where Inovio conducts business.

We do not use derivative financial instruments for speculative purposes. We do not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. We do not expect the impact of fluctuations in the relative fair value of other currencies to be material in 2006.

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Controls over Financial Reporting

(a)          Management’s Annual Report on Internal Control over Financial Reporting

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

As of December 31, 2005, management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Our assessment did not include evaluating the effectiveness of internal control over financial reporting at our recently acquired Inovio AS subsidiary, which is included in our 2005 consolidated financial statements and constituted: $8,897,807 and $7,585,326 of total and net assets, respectively, as of December 31, 2005 and $1,323,896 and $3,410,390 of revenues and net loss, respectively, for the year then ended. We did not assess the effectiveness of internal control over financial reporting at this newly acquired subsidiary due to the complexity associated with assessing internal controls during the integration efforts and limited company resources, thus making the completion of the process in 2005 impractical. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2005.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

(b)          Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Inovio Biomedical Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Inovio Biomedical Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Inovio AS, which is included in the 2005 consolidated financial statements of Inovio Biomedical Corporation and constituted $8,897,807 and $7,585,326 of total and net assets, respectively, as of December 31, 2005 and $1,323,896 and $3,410,390 of revenues and net loss, respectively, for the period from January 25, 2005 (date of acquisition) to December 31, 2005.  Management did not assess the effectiveness of internal control over financial reporting at this entity due to the complexity associated with assessing internal controls during the integration efforts and the Company’s limited resources, thus making the completion of the process in 2005 impractical. Our audit of internal control over financial reporting of Inovio Biomedical Corporation also did not include an evaluation of the internal control over financial reporting of Inovio AS.

In our opinion, management’s assessment that Inovio Biomedical Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Inovio Biomedical Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inovio Biomedical Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of Inovio Biomedical Corporation and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California March 1, 2006

(c)           Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of our fiscal year ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2005 fiscal year.

We have adopted a Code of Ethics for Senior Officers (the “Code of Ethics”), a copy of which was previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004 as Exhibit 14.1 and which we have incorporated as Exhibit 14.1 to this Report. The Code of Ethics is available free of charge and may be requested by mail from our Investor Relations Department, Inovio Biomedical Corporation, 11494 Sorrento Valley Rd. San Diego, CA 92121-1318 or by telephone at 877-446-6846 (877-4-INOVIO).

We intend to satisfy the disclosure requirements under the Securities Exchange Act of 1934, as amended, regarding an amendment to, or a waiver from, our Code of Ethics by posting such information on our web site at www.inovio.com.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2005 fiscal year.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2005 fiscal year.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2005 fiscal year.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2005 fiscal year.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.1	(a)

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

4.2	†

Warrant to Purchase Common Stock, dated September 15, 2000 by and between the Registrant and the University of South Florida Research Foundation (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-Q for the three months ending September 30, 2000).

4.3	†

Warrant to Purchase Common Stock, dated September 15, 2000 by and between the Registrant and Dr. Richard Gilbert (incorporated by reference to exhibit number 10.7 of the Registrant’s Form 10-Q for the three months ending September 30, 2000).

4.4	†

Warrant to Purchase Common Stock, dated September 15, 2000 by and between the Registrant and Dr. Richard Heller (incorporated by reference to exhibit number 10.8 of the Registrant’s Form 10-Q for the three months ending September 30, 2000).

4.5	†

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

4.16

Warrant to Purchase Common Stock, dated December 6, 2004 by and between the Registrant and Collins Development Company, Arlin Miller Multiples, Roger R. and Sally J. Post, Tatiana Lansche and Kent M. Scudder. Scudder (incorporated by reference to exhibit number 4.16 of the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005).

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

10.6	†

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

10.9	(a)

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

10.11		Form of Promissory Notes issued by the Registrant on January 10, 2005, including a schedule of note holders (incorporated by reference to Current Report on Form 8-K filed January 10, 2005).
10.12	†

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

10.16

Lease Agreement by and between the Registrant and Sorrento Centre Tenancy in Common dated November 29, 2004 (incorporated by reference to exhibit number 10.16 of the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005).

10.17

Lease Amendment #3 by and between the Registrant and Nexus Sorrento Glen LLC dated January 21, 2005 (incorporated by reference to exhibit number 16.17 of the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005).

10.18

Letter agreement dated September 30, 2005 between the registrant and Verdas extending due date of Promissory Note (incorporated by reference to exhibit number 99.1 of the Registrant’s Report of Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005)

10.19

Letter agreement dated September 30, 2005 between the registrant and Baystar extending due date of Promissory Note (incorporated by reference to exhibit number 99.2 of the Registrant’s Report of Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005).

10.20

Letter agreement dated November 30, 2005 between registrant and Verdas extending due date of the Promssory Note (incorporated by reference to exhibit number 99.1 of the Registrant’s Report of Form 8-K, filed with the Securities and Exchange Commission on December 6, 2005).

10.21

Letter agreement dated November 30, 2005 between registrant and Baystar extending due date of the Promissory Note (incorporated by reference to exhibit number 99.2 of the Registrant’s Report of Form 8-K, filed with the Securities and Exchange Commission on December 6, 2005).

10.22

Securities Purchase Agreement dated as of December 16, 2005, among registrant and and each purchaser identified on the signature pages thereto (incorporated by reference to exhibit number 99.1 of the Registrant’s Report of Form 8-K, filed with the Securities and Exchange Commission on January 6, 2006)

10.23

Securities Purchase Agreement dated December 16, 2005, among Inovio Biomedical Corporation, and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 99.1 to registrant’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2006).

10.24	Form of Warrants (incorporated by reference to Exhibit 99.2 to registrant’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2006).
10.25

Registration Rights Agreement dated December 30, 2005, by and among the registrant and the investors named on the signature pages thereto (incorporated by reference to Exhibit 99.3 to registrant’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2006).

14.1

Inovio Biomedical Corporation Code of Ethics for Senior Officers (incorporated by reference to exhibit number 14.1 of the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2006.

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

Signature	Title	Date
/s/ AVTAR DHILLON	President, Chief Executive Officer	March 16, 2006
Avtar Dhillon	(Principal Executive Officer), Director

/s/ PETER KIES	Chief Financial Officer	March 16, 2006
Peter Kies	(Principal Accounting Officer and
Principal Financial Officer)

/s/ FELIX THEEUWES	Director	March 16, 2006
Felix Theeuwes

/s/ JAMES L. HEPPELL	Director	March 16, 2006
James L. Heppell

/s/ RIAZ BANDALI	Director	March 16, 2006
Riaz Bandali

/s/ TAZDIN ESMAIL	Director	March 16, 2006
Tazdin Esmail

/s/ GENE LARSON	Director	March 16, 2006
Gene Larson

/s/ SIMON X. BENITO	Director	March 16, 2006
Simon X. Benito

INOVIO BIOMEDICAL CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Inovio Biomedical Corporation

We have audited the accompanying consolidated balance sheets of Inovio Biomedical Corporation (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inovio Biomedical Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Inovio Biomedical Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California March 1, 2006

Inovio Biomedical Corporation

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$17,166,567	$17,889,797
Accounts receivable	284,171	424,157
Prepaid expenses and other	870,169	124,723
Total current assets	18,320,907	18,438,677
Fixed assets, net	375,613	155,253
Patents and other assets, net	2,148,090	2,357,572
Goodwill	4,290,594	—
Intangible assets, net	3,843,750	—
Total assets	$28,978,954	$20,951,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,864,935	$2,155,592
Accrued clinical trial expenses	1,064,497	2,195,816
Deferred revenue	1,206,443	1,050,584
Total current liabilities	4,135,875	5,401,992
Deferred rent	285,875	—
Deferred tax liabilities	1,076,250	—
Long-term liabilities	10,206	—
Total liabilities	5,508,206	5,401,992
Commitments and contingencies
Stockholders’ equity:
Preferred stock—par value $0.001; Authorized shares: 10,000,000, issued and outstanding: 1,562,424 and 1,441 at December 31, 2005 and 2004, respectively	1,562	2
Common stock—par value $0.001; Authorized shares: 300,000,000, issued and outstanding: 29,468,756 and 18,420,427 at December 31, 2005 and 2004, respectively	29,469	18,420
Additional paid-in capital	137,739,954	103,438,408
Accumulated deficit	(114,269,942)	(87,907,320)
Accumulated other comprehensive loss	(30,295)	—
Total stockholders’ equity	23,470,748	15,549,510
Total liabilities and stockholders’ equity	$28,978,954	$20,951,502

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Biomedical Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Revenue:
License fee and milestone payments	$2,563,283	$214,351	$5,882
Revenues under collaborative research and development arrangements	1,492,145	945,591	74,647
Grants and miscellaneous revenue	1,411,825	7,157	—
Total revenue	5,467,253	1,167,099	80,529
Operating expenses:
Research and development	11,454,773	6,548,599	2,146,909
General and administrative	5,981,200	6,129,195	4,566,882
Amortization of intangible assets	206,250	—	—
Charge for acquired in-process research and development	3,332,000	—	—
Total operating expenses	20,974,223	12,677,794	6,713,791
Loss from operations	(15,506,970)	(11,510,695)	(6,633,262)
Other income(expense):
Interest income	207,675	247,555	65,497
Other income	2,443	—	—
Interest expense	—	—	(20,480)
Loss from continuing operations	(15,296,852)	(11,263,140)	(6,588,245)
Discontinued operations:
Gain on disposal of assets	—	290,209	2,034,078
Loss from discontinued operations	—	—	(110,740)
Net loss	(15,296,852)	(10,972,931)	(4,664,907)
Imputed and declared dividends on preferred stock	(11,065,770)	(732,405)	(18,210,530)
Net loss attributable to common stockholders	$(26,362,622)	$(11,705,336)	$(22,875,437)
Amounts per common share—basic and diluted:
Loss from continuing operations	$(0.81)	$(0.64)	$(0.49)
Gain from discontinued operations, net	—	0.02	0.14
Net loss	(0.81)	(0.62)	(0.35)
Imputed and declared dividends on preferred stock	(0.58)	(0.04)	(1.37)
Net loss attributable to common stockholders	$(1.39)	$(0.66)	$(1.72)
Weighted average number of common shares—basic and diluted	19,009,189	17,623,559	13,316,624

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Biomedical Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated
	Preferred stock		Common stock			Receivables from		other	Total
	Number of		Number of		Additional paid-in	executive/	Accumulated	comprehensive	stockholders’
	shares	Amount	shares	Amount	capital	stockholder	deficit	(loss) income	equity
Balance at December 31, 2002	—	$—	12,599,639	$12,600	$57,175,000	$(33,445)	$(53,326,547)	$(102,238)	$3,725,370
Issuance of Series A and B preferred stock for cash, net of issuance costs of $1,058,864	1,567	2	—	—	14,611,133	—	—	—	14,611,135
Common stock issued for services	—	—	39,041	39	273	—	—	—	312
Exercise of stock options for cash	—	—	129,531	130	372,751	—	—	—	372,881
Exercise of warrants for cash	—	—	258,106	258	695,944	—	—	—	696,202
Conversions of preferred stock to common stock	(720)	(1)	2,809,520	2,809	(2,808)	—	—	—	—
Repayment of note receivable	—	—	—	—	—	33,445	—	—	33,445
Stock-based compensation	—	—	—	—	170,959	—	—	—	170,959
Declared dividends	—	—	84,595	84	357,503	—	—	—	357,587
Imputed dividends	—	—	—	—	17,852,943	—	—	—	17,852,943
Foreign currency translation adjustment	—	—	—	—	—	—	—	102,238	102,238
Net loss attributable to common stockholders	—	—	—	—	—	—	(22,875,437)	—	(22,875,437)
Balance at December 31, 2003	847	1	15,920,432	15,920	91,233,698	—	(76,201,984)	—	15,047,635
Exercise of stock options for cash	—	—	140,821	141	270,233	—	—	—	270,374
Exercise of warrants for cash	—	—	474,713	475	1,335,982	—	—	—	1,336,457
Cashless exercise of warrants	—	—	39,883	40	(40)	—	—	—	—
Issuance of Series C preferred stock for cash, net of issuance costs of $1,170,363	1,090	2	—	—	9,730,968	—	—	—	9,730,970
Conversions of preferred stock to common stock	(496)	(1)	1,741,382	1,741	(1,740)	—	—	—	—
Stock-based compensation	—	—	—	—	413,320	—	—	—	413,320
Declared dividends	—	—	103,981	104	460,260	—	—	—	460,364
Reversal of declared dividends	—	—	(785)	(1)	(4,273)	—	—	—	(4,274)
Net loss attributable to common stockholders	—	—	—	—	—	—	(11,705,336)	—	(11,705,336)
Balance at December 31, 2004	1,441	2	18,420,427	18,420	103,438,408	—	(87,907,320)	—	15,549,510
Exercise of stock options for cash	—	—	34,980	35	59,441	—	—	—	59,476
Exercise of warrants for cash	—	—	136,250	136	256,014	—	—	—	256,150
Cashless exercise of warrants	—	—	43,130	43	(43)	—	—	—	—
Issuance of common stock for cash, net of issuance costs of $997,682	—	—	6,834,408	6,835	15,398,064	—	—	—	15,404,899
Issuance of Series D preferred stock for acquisition of Inovio AS	1,966,292	1,966	—	—	7,902,528	—	—	—	7,904,494
Conversions of preferred stock to common stock	(405,309)	(406)	3,944,043	3,944	(3,538)	—	—	—	—
Warrants issued for services	—	—	—	—	120,913	—	—	—	120,913
Stock-based compensation	—	—	—	—	116,382	—	—	—	116,382
Imputed and declared dividends	—	—	55,518	56	10,451,785	—	—	—	10,451,841
Foreign currency translation loss	—	—	—	—	—	—	—	(30,295)	(30,295)
Net loss attributable to common stockholders	—	—	—	—	—	—	(26,362,622)	—	(26,362,622)
Balance at December 31, 2005	1,562,424	$1,562	29,468,756	$29,469	$137,739,954	$—	$(114,269,942)	$(30,295)	$23,470,748

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Biomedical Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Cash flows from operating activities:
Loss from continuing operations	$(15,296,852)	$(11,263,140)	$(6,588,245)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities
Compensation for services paid in stock options	116,382	413,320	170,959
Depreciation and amortization	650,817	573,041	584,413
Amortization of intangible assets	206,250	—	—
Amortization of deferred tax liabilities	(57,750)	—	—
Charge for acquired in-process research and development	3,332,000	—	—
Warrants issued in connection with debt	—	—	19,800
Deferred rent	(29,520)	(22,536)	(13,315)
Changes in operating assets and liabilities:
Accounts receivable	152,471	(249,157)	(99,412)
Prepaid expenses and other	(150,644)	(177,928)	112,858
Accounts payable and accrued expenses	(1,259,924)	2,949,629	(205,284)
Deferred revenue	28,747	719,420	128,510
Foreign currency translation adjustment	(30,295)	—	102,236
Net cash used in operating activities	(12,338,318)	(7,057,351)	(5,787,480)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(2,341,028)	—	—
Purchase of capital assets	(286,907)	(102,365)	(59,618)
Increase in patents and other assets	(447,764)	(336,752)	(280,499)
Net cash used in investing activities	(3,075,699)	(439,117)	(340,117)
Cash flows from financing activities:
Payments on obligations under capital leases	—	—	(20,642)
Proceeds from issuance of preferred stock, net of issuance costs	—	9,730,970	15,694,176
Proceeds from issuance of common shares, net of issuance costs	15,304,716	1,606,831	—
Cash received for common stock to be issued	—	607,471	—
Payment of preferred stock cash dividend	(613,929)	(276,315)	—
Net cash provided by financing activities	14,690,787	11,668,957	15,673,534
Net cash provided by discontinued operations	—	256,862	3,039,065
(Decrease) increase in cash and cash equivalents	(723,230)	4,429,351	12,585,002
Cash and cash equivalents, beginning of period	17,889,797	13,460,446	875,444
Cash and cash equivalents, end of period	$17,166,567	$17,889,797	$13,460,446

The accompanying notes are an integral part of these consolidated financial statements.

INOVIO BIOMEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Company

We were incorporated on August 8, 1979, under the laws of British Columbia, Canada, as Genetronics Biomedical Ltd. On June 15, 2001, we completed a change in our jurisdiction of incorporation from British Columbia, Canada, to the state of Delaware. This change was accomplished through a continuation of Genetronics Biomedical Ltd. into Genetronics Biomedical Corporation, a Delaware corporation. On January 25, 2005, we consummated the acquisition of Inovio AS, a Norwegian company. On March 31, 2005, we changed our corporate name from “Genetronics Biomedical Corporation” to “Inovio Biomedical Corporation” by filing a Certificate of Amendment to our Certificate of Incorporation with the State of Delaware. We also amended our Bylaws to reflect the name change. Effective April 4, 2005, our American Stock Exchange ticker symbol changed from “GEB” to “INO.”  We carry out our business through our United States wholly-owned subsidiaries, Genetronics, Inc., which was incorporated in California on June 29, 1983, and Inovio AS, a company incorporated in Norway.

On January 25, 2005, we consummated the acquisition of Inovio A.S. We acquired the entire share capital of Inovio A.S. for an aggregate purchase price of $10,000,000, which consisted of $3,000,000 in cash and $7,904,494 in the issuance of shares of our Series D Convertible Prefered Stock. See Note 15.

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

We incurred a net loss attributable to common stockholders of $26,362,622 for the year ended December 31, 2005. We had working capital of $14,185,032 and an accumulated deficit of $114,269,942 as of December 31, 2005. Our ability to continue as a going concern is dependent upon our ability to achieve profitable operations and to obtain additional capital. We will continue to rely on outside sources of financing to meet our capital needs beyond 2006. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to scale back our research and development programs, preclinical studies and clinical trials, and general and administrative activities and may not be able to continue in business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue in business. Our consolidated financial statements as of and for the year ended December 31, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

2. Summary of Significant Accounting Policies

Consolidation

These consolidated financial statements include the accounts of Inovio Biomedical Corporation and its wholly-owned subsidiaries, Genetronics, Inc., a company incorporated in the state of California and

INOVIO BIOMEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Company (Continued)

Inovio AS, a company incorporated in Norway. Significant intercompany accounts and transactions have been eliminated upon consolidation.

Discontinued operations

Our Board of Directors has decided to focus our attention and resources on our Drug and Gene Delivery Division. In connection with this decision, we sold the assets of the BTX Instrument Division in January 2003. Operating results of these discontinued operations are shown separately in the accompanying consolidated statements of operations. The BTX Instruments Division had no revenue in 2005 and 2004 and $162,060 in revenue for 2003. This amount is not included as revenue in the consolidated statements of operations based upon its discontinued nature.

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

Cash equivalents

We consider all highly liquid investments with original maturities of 90 days or less, when purchased, to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. At December 31, 2005, cash equivalents included $13,910,635 in money market funds. At December 31, 2004, cash equivalents included $16,376,459 of commercial paper.

Accounts receivable

Trade accounts receivable are recorded at invoiced amounts and do not bear interest. We perform ongoing credit evaluations of our customers’ financial condition. Credit is extended to customers as deemed necessary and generally does not require collateral. Management believes that the risk of loss is significantly reduced due to the quality and financial position of our customers. No allowance for doubtful accounts was deemed necessary at December 31, 2005 and 2004.

Fixed assets

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, generally three to five years. Equipment recorded under capital lease agreements are depreciated over the shorter of the estimated useful life of the equipment or the lease term. Leasehold improvements are depreciated over the shorter of the remaining term of the related leases or the estimated economic useful lives of the improvements. Repairs and maintenance are expensed as

INOVIO BIOMEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Company (Continued)

incurred. Depreciation expense for the years ending December 31, 2005, 2004 and 2003 was $147,129, $123,014 and $179,037, respectively.

Patent and license costs

Patents are recorded at cost and amortized using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Cost is comprised of the consideration paid for patents and related legal costs. If management determines that development of products to which patent costs relate is not reasonably certain or that costs exceed recoverable value, such costs are charged to operations. Amortization expense for the years ending December 31, 2005, 2004 and 2003 was $503,688, $450,027 and $405,376, respectively.

License costs are recorded based on the fair value of consideration paid and amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement.

Goodwill

Goodwill is tested for impairment on an annual basis and between annual test if indicators of potential impairment exist, using a fair-value-based approach. No impairment of goodwill has been identified during any of the periods presented.

Intangible Assets

Intangible assets acquired as part of the Inovio AS acquisition (see note 15) are amortized using the straight-line method over their estimated period of benefit, which is eighteen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. The gross carrying amount and accumulated amortization of these intangible assets at December 31, 2005 was $3,843,750 and $206,250, respectively. We expect total amortization expense for these intangible assets to be approximately $225,000 for each of the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively. No impairment of intangible assets have been identified during any of the periods presented.

Long-lived assets

We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. While our current and historical operating and cash flow losses are indicators of impairment, we believe the future discounted cash flows to be received from the long-lived assets will exceed the assets carrying value, and accordingly, we have not recognized any impairment losses through December 31, 2005.

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

INOVIO BIOMEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Company (Continued)

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

Revenue recognition

License fees comprise initial fees and milestone payments derived from collaborative licensing arrangements. Non-refundable milestone payments continue to be recognized upon the achievement of specified milestones when we have earned the milestone payment, provided the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement. Payments for milestones which are not reasonably assured of being achieved at the time of signing the agreement are treated as the culmination of a separate earnings process and are recognized as revenue when the milestones are achieved. We defer payments for milestone events which are reasonably assured and recognize them ratably over the minimum remaining period of our performance obligations.

We have adopted a strategy of co-developing or licensing our gene delivery technology for specific genes or specific medical indications. Accordingly, we have entered into collaborative research and development agreements and have received funding for pre-clinical research and clinical trials. Funding under these agreements, which are non-refundable, are recorded as revenue as the related research expenditures are incurred pursuant to the terms of the agreement and provided collectibility is reasonably assured.

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

INOVIO BIOMEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Company (Continued)

Net loss per share

Net loss per share is calculated in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Basic loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated in accordance with the treasury stock method and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive for all periods presented, basic and diluted loss per share are the same.

The following table summarizes potential common shares that were excluded from historical basic and diluted net loss per share calculation because of their anti-dilutive effect:

Common stock equivalents	As of December 31, 2005	As of December 31, 2004	As of December 31, 2003
Options to purchase common stock	1,141,267	1,472,841	1,809,378
Warrants to purchase common stock	5,648,036	2,435,487	3,148,077
Convertible preferred stock	2,631,512	1,605,381	3,273,218
Total	9,420,815	5,513,709	8,230,673

Leases

Leases have been classified as either capital or operating leases. Leases which transfer substantially all of the benefits and risks incidental to the ownership of assets are accounted for as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases, wherein rental payments are expensed as incurred with the exception of the facility lease, which has escalating payments and is expensed on a straight-line basis over the term of five years. The annual rent for this leased property is $452,767 in the first four years of the original lease term. The annual rent for the fifth and final year of the original lease term is $480,207. At the end of the original lease term, we have the option of renewing this lease for an additional five-year lease term at an annual rate equal to the fair market rental value of the property, as defined in the lease agreement.

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

INOVIO BIOMEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Effective January 1, 2006, the Company adopted SFAS No. 123(R). The Company plans to use the modified-prospective method of recognition of compensation expense related to share-based payments.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no amounts of operating cash flows recognized in prior periods for such excess tax deductions.

During the year ended December 31, 2005, in conjunction with the Company’s assessment of the impact of adopting SFAS 123(R), the Company re-evaluated assumptions used in determining the pro forma expense, which included changing the expected life of the options from 9 years to 6 years. For reasons noted above, certain adjustments were required to increase pro forma expenses for 2004 and 2003, resulting in an increase of $940,329 and $256,219 to the adjusted pro forma net loss and an increase of $0.05 and $0.02 to the adjusted pro forma basic and diluted net loss per share for the years ended December 31, 2004 and 2003, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if we had accounted for our employee stock options granted under the fair value method of that statement. The weighted-average fair value of options granted to employees during the years ended December 31, 2005, 2004 and 2003, was $2.90, $3.93 and $2.22, respectively.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions:

	Year ended December 31,
	2005	2004	2003
Risk-free interest rate	3.97%	4.25%	4.25%
Expected volatility	104%	110%	123%
Expected life in years	6	6	6
Dividend yield	—	—	—

INOVIO BIOMEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

The following table illustrates the effect on net loss attributable to stockholders if the fair value-based method had been applied to all outstanding and unvested awards in each period:

	Year ended December 31,
	2005	2004	2003
Net loss attributable to common stockholders, as reported	$(26,362,622)	$(11,705,336)	$(22,875,437)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,375,703)	(1,538,667)	(1,075,170)
Pro-forma net loss attributable to common stockholders	$(27,738,325)	$(13,244,003)	$(23,950,607)
Basic and diluted net loss attributable to common stockholders per share, as reported	$(1.39)	$(0.66)	$(1.72)
Pro-forma basic and diluted net loss attributable to common stockholders per share	$(1.46)	$(0.75)	$(1.80)

Recent accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. When it is impractical to determine the period-specific effect of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practical and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported as a component of income. When it is impractical to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practical. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. We are currently evaluating the effect that adoption of SFAS No. 154 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

3. Financial Instruments

All of our financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses have carrying values that approximate fair value due to their short-term nature.

INOVIO BIOMEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Major Customers and Concentration of Credit Risk

In May 2004, we announced that we had signed a collaboration and licensing agreement with Merck & Co., Inc. (“Merck”) to develop and commercialize our MedPulser DNA Delivery System, which will be developed for use with certain of Merck’s DNA vaccine programs. This development and commercialization agreement is an extension of an initial evaluation agreement that was established in 2003. Under the terms of the agreement, Merck receives the right to use our proprietary technology initially for two specific antigens with an option to extend the agreement to include a limited number of additional target antigens. We have received an upfront license payment under this agreement, and may receive milestone payments linked to the successful development of a product. Royalties would be payable on sales of a product utilizing the device developed under the agreement. An option fee would be payable if Merck includes additional target antigens in the agreement. Under the agreement, Merck will be responsible for all development costs and clinical programs. During the year ended December 31, 2005 and 2004, we recorded revenue under this collaboration and licensing agreement of $822,634 and $890,238, respectively. We also recorded a milestone payment from Merck for $2,000,000 during 2005. In addition, as of December 31, 2005 and 2004 $187,606 and $374,177 of our total accounts receivable balance of $284,171 and $424,157, respectively, was attributable to Merck.

5. Fixed Assets

	Cost	Accumulated depreciation and amortization	Net book value
As of December 31, 2005
Machinery, equipment and office furniture	$2,063,790	$(1,786,301)	$277,489
Leasehold improvements	533,377	(435,253)	98,124
Equipment under capital leases	119,671	(119,671)	—
	$2,716,838	$(2,341,225)	$375,613
As of December 31, 2004
Machinery, equipment and office furniture	$1,612,392	$(1,457,190)	$155,202
Leasehold improvements	435,304	(435,253)	51
Equipment under capital leases	119,671	(119,671)	—
	$2,167,367	$(2,012,114)	$155,253

6. Patents and Other Assets, Net

	As of December 31, 2005	As of December 31, 2004
Patent costs, net	$1,715,940	$1,775,135
License costs, net	300,150	412,706
Other	132,000	169,731
	$2,148,090	$2,357,572

Accumulated amortization of patent costs was $1,980,721and $1,498,009 as of December 31, 2005 and 2004, respectively. Accumulated amortization of license costs was $600,300 and $487,744 at December 31, 2005 and 2004, respectively. We expect total depreciation and amortization expense related to our current patent and license costs, as well as our fixed assets, to be approximately $670,303, $558,113, $416,892, $267,364 and $197,496 for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

INOVIO BIOMEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Accounts Payable and Accrued Expenses

	As of December 31, 2005	As of December 31, 2004
Trade accounts payable	$580,332	$677,268
Accrued dividends	193,891	118,871
Accrued compensation	541,934	484,517
Accrued legal	145,816	43,000
Accrued expenses	402,962	224,465
Cash received for common stock to be issued	—	607,471
	$1,864,935	$2,155,592

8. Stockholders’ Equity

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

Preferred stock

On January 25, 2005, we consummated the acquisition of Inovio AS, a Norwegian company. As part of this acquisition, we issued 1,966,292 shares of Series D Preferred Stock. Upon dissolution or liquidation of the Company, Series D Preferred Stock  holders are entitled to the liquidation preference prior to any distribution of net assets to common shareholders at an amount equal to $3.20 per share of preferred stock, but are junior to Series A, B and C Preferred Stock. See Note 15 to these consolidated financial statements for further discussion of this acquisition. As of December 31, 2005, 1,561,935 shares of Series D Preferred Stock were outstanding.

On May 20, 2004, we closed a private preferred share placement and raised an aggregate of $10,901,333 through the sale of our Series C Preferred Stock to institutional and accredited investors. Each holder of Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Preferred Stock could be converted on the record date for the taking of a vote. In any event of our voluntary or involuntary liquidation, dissolution or winding up, before any distribution of our assets shall be made to or set apart for the holders of Common Stock, the holders of Series C Preferred Stock shall be entitled to receive payment out of our assets in an amount equal to $10,000 per share of Series C Preferred Stock plus any accumulated and unpaid dividends. The Series C Preferred Stock is convertible into our common stock at a conversion price of $6.80 per share, and there is no escrow provision. As of December 31, 2005, 337 shares of Series C Preferred Stock were outstanding. Upon conversion, the Series C Preferred Stock outstanding as of December 31, 2005 would convert into 495,769 shares of our common stock.

INOVIO BIOMEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders’ Equity (Continued)

The holders of our Series C Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash, payable quarterly. Holders of Series C Preferred Stock are entitled to receive this quarterly dividend through June 30, 2007. In 2005 and 2004, our Board of Directors declared dividends to the holders of our Series C Preferred Stock, which were paid through the issuance of our common stock, as well as cash. As part of this dividend to the holders of Series C Preferred Stock, we paid cash of $553,694 in 2005. In 2004 we issued 30,124 common shares valued at $133,693, and paid cash of $276,315.

Each holder received 35% warrant coverage at an exercise price of $8.80 per share exercisable through May 10, 2009. Warrants granted to holders of our Series C Preferred Stock entitle these investors the right to acquire 561,084 shares of our common stock. The placement agents for the Series C Preferred Stock were also granted warrants entitling the agents to acquire 152,519 shares of our common stock. Each placement agent’s warrant entitles the holder to acquire one share of common stock at a price of $6.80 per share, exercisable through May 10, 2009. As of December 31, 2005, no warrants issued as part of this Series C Preferred Stock offering had been exercised.

On July 16, 2003 we closed a preferred share private placement and raised an aggregate of $15,670,000, through the sale of $8,170,000 of our Series A Preferred Stock and $7,500,000 of our Series B Preferred Stock, to institutional and accredited investors. Each holder of Series A and B Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Series A and B Preferred Stock could be converted on the record date for the taking of a vote. In any event of our voluntary or involuntary liquidation, dissolution or winding, before any distribution of our assets shall be made to or set apart for the holders of Common Stock, the holders of Series A and B Preferred Stock shall be entitled to receive payment out of our assets in an amount equal to $10,000 per share of Series A and B Preferred Stock plus any accumulated and unpaid dividends. The Series A Preferred Stock is convertible into our common stock at a conversion price of $2.40 per share, and there is no escrow provision. In connection with the sale of the Series A Preferred Stock, we recorded an imputed dividend charge of $6,045,799 related to the beneficial conversion feature of the stock during the year ended December 31, 2003. The Series B Preferred Stock is convertible into our common stock at a conversion price of $2.80 per share, and the proceeds from the sale of the Series B Preferred Stock were to remain in escrow until the achievement of specific milestones by the Company. In October 2003, we achieved these milestones and the $7,500,000 was released from escrow. In connection with the release of the Series B Preferred Stock proceeds, we recorded an imputed dividend charge of $11,807,144 related to the beneficial conversion feature of the stock during the year ended December 31, 2003. As of December 31, 2005, 52 shares of Series A Preferred Stock and 100 shares of Series B Preferred Stock remained outstanding. Upon conversion, the Series A and B Preferred Stock would convert into a total of 573,808 shares of our common stock.

The holders of our Series A and B Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash, payable quarterly. Holders of Series A and B Preferred Stock are entitled to receive this quarterly dividend through September 30, 2006. In 2005, 2004 and 2003, our Board of Directors declared dividends to the holders of our Series A and B Preferred Stock, which were paid through the issuance of our common stock. As part of this dividend to holders of Series A and B Preferred Stock, we issued a total of 55,518 common shares valued at $179,956 and cash of $60,235 in 2005, 73,072 common shares valued at $322,397 in 2004, and 84,595 common shares valued at $357,587 in 2003.

INOVIO BIOMEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders’ Equity (Continued)

Each holder received 40% warrant coverage at an exercise price of $3.00 per share exercisable through July 13, 2008. Warrants granted to holders of our Series A and B Preferred Stock entitle these investors the right to acquire 2,433,073 shares of our common stock. The placement agents for the Series A and B Preferred Stock were also granted warrants entitling the agents to acquire 447,060 shares of our common stock. Each placement agent’s warrant entitles the holder to acquire one share of common stock at a price between $2.40 and $2.80 per share, exercisable through July 13, 2008. As of December 31, 2005, warrants to purchase 547,920 shares issued as part of this offering had been exercised, resulting in $1,436,460 of gross proceeds. In addition, we issued 39,041 shares of our common stock valued at $116,500 as a placement agent fee in conjunction with the Series A and B Preferred Stock offering.

Upon dissolution or liquidation of the Company, Series A, B and C Preferred Stock holders are entitled to a liquidation preference prior to any distribution of net assets to common shareholders.

Common Stock

On December 30, 2005, we completed a private placement resulting in $15,795,080 in gross cash proceeds through the sale of our common stock to institutional and accredited investors that included Merck & Co. Inc. and Vical Inc., two of our strategic partners. At the closing, we issued to the investors an aggregate of 9,892,735 shares of common stock and warrants to purchase an aggregate of 3,462,451 shares of common stock, and received in exchange (1) gross cash proceeds of $15,795,080 (including $2,430,000 due from one of the investors as part of a previous funding commitment made, and promissory note delivered, in connection with the January 2005 private financing discussed below); (2) an aggregate of 734 shares of outstanding Series A, B and C Cumulative Convertible Preferred Stock; and (3) 1,142,593 shares of our outstanding common stock.  The common stock issued was priced at $2.40 per share, which represented a premium to the closing price on December 15, 2005. In addition, we issued to the investors five-year warrants to purchase 35% of the number of shares of common stock they acquired in the offering at an exercise price of approximately $2.93 per share, a 25% premium to the closing price on December 15, 2005. As a result of the use by existing holders of our Preferred Stock and Common Stock to acquire our shares and warrants in this private placement, we recorded a non-cash imputed dividend charge of $8,329,112 in our consolidated statement of operations for the year ended December 31, 2005. This imputed dividend charge was calculated using guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

In January 2005, we completed a private placement to accredited investors whereby we sold 1,540,123 shares of our common stock at a purchase price of $4.05 per share and issued warrants to purchase 508,240 shares of our common stock at an exercise price of $5.50 per share, which resulted in aggregate cash proceeds of $3,037,500 (assuming no exercise of the warrants).  As of December 31, 2005, no warrants issued as part of this private placement had been exercised.

A portion of this private placement involved investors who converted $3,200,000 of their previous investment in our Series C Preferred Stock into 790,123 shares of the common stock with no associated cash proceeds to us. In conjunction with this private placement, we received a subscription amount of $607,421 in cash in December 2004 from one investor in advance of signing the private placement agreement in January 2005.  At the signing, each investor provided payment for at least 20% of the subscription amount, the balance was to be due at the earlier of (i) September 30, 2005 or (ii) the occurrence of an “early triggering event,” as set forth in the agreement. The balance of the original subscription amount, $4,990,000, was evidenced by full recourse promissory notes from the investor. In

INOVIO BIOMEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders’ Equity (Continued)

December 2005, the investors of this private placement either exercised their option to participate in the December 30, 2005 offering, discussed above, or settled their balances under the original transaction.

In September 2005, one investor converted $160,000 of its previous investment in our Series C Preferred Stock into 39,506 shares of our common stock as part of this private placement.

We recorded an imputed dividend charge of $1,942,773 in January 2005, related to the investors who converted $3,200,000 of their previous Series C Preferred Stock investment into 790,123 shares of our common stock as part of this private placement. This imputed dividend charge was calculated using guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

Special warrants

On June 6, 2002, we closed a private placement of 2,556,472 special warrants. 1,996,393 special warrants were issued at a subscription price of $1.68 per special warrant and 560,079 special warrants were issued at a subscription price of $1.88 per special warrant, for gross proceeds of $4,406,890. Each $1.68 special warrant was convertible, without additional payment, into one share of common stock and a warrant for the purchase of one-third of one share of common stock. Each full common stock purchase warrant was exercisable at $2.80 per share. Total warrants at $2.80 per share were 665,462. Each $1.88 special warrant was exercisable, without additional payment, into one share of common stock and a warrant for the purchase of forty percent of one share of common stock. Each full common stock purchase warrant is exercisable at $2.60 per share. The gross proceeds of this financing were reduced by issuance costs including the placement agent’s commission of 6.0% of the gross proceeds of $264,413 and other issuance costs of $306,708.

In October 2002, all special warrants were converted into 2,556,472 shares of common stock and 889,494 common stock purchaser warrants. On June 9, 2003, our Board of Directors approved an extension of the expiration date from June 6, 2003 until July 7, 2003, for the exercise of each of the $2.60 warrants and the $2.80 warrants that were issued in June 2002. Warrants were exercised for 194,773 shares resulting in gross proceeds of $539,803. All remaining warrants expired on July 7, 2003.

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

INOVIO BIOMEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders’ Equity (Continued)

In connection with the issuance of the special warrants on June 6, 2002, we granted warrants to the placement agent to acquire 166,250 shares of common stock for $1.88 per share. In September 2003, warrants to purchase 30,000 shares of common stock were exercised totaling $56,400 in gross proceeds. In March 2005, warrants to purchase 136,250 shares of common stock were exercised totaling $256,150 in gross proceeds.

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

The 1995 Stock Option Plan (the “1995 Plan”) was approved by the stockholders in 1995 and subsequently amended in 1997. The 1995 Plan was suspended by the Board of Directors in June 1997 and no further options will be granted pursuant to the 1995 Plan. As at December 31, 2005, there were 8,375 options outstanding pursuant to the 1995 Plan.

The 1997 Stock Option Plan (the “1997 Plan”), as amended in 1999, was approved by the stockholders in July 1999. The 1997 Plan was suspended by the Board of Directors in July 2000 and no further options will be granted pursuant to the 1997 Plan. As at December 31, 2005, there were 81,435 options outstanding pursuant to the 1997 Plan.

The 2000 Stock Option Plan, as amended, (the “2000 Plan”), effective July 31, 2000, was approved by the stockholders on August 7, 2000, pursuant to which 3,750,000 common shares were reserved for issuance to our executive officers, directors, employees and consultants. The 2000 Plan supercedes all previous stock option plans. At December 31, 2005, 1,183,499 options are available for future grants and 2,294,078 stock options are outstanding pursuant to the 2000 Plan. The options available for issuance under the 2000 Plan generally have a term of ten years and vest over a period of three years. The 2000 Plan will terminate on July 30, 2010.

We account for options granted to non-employees in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and SFAS No. 123. The fair value of these options at the measurement dates was estimated using the Black-Scholes pricing model.

INOVIO BIOMEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders’ Equity (Continued)

Total stock-based compensation for options granted to non-employees for the years ended December 31, 2005, 2004 and 2003, was $116,382, $413,320 and $170,959, respectively. As of December 31, 2005 and 2004, 251,775 and 345,000 options remained outstanding, respectively.

The following table summarizes the stock options outstanding at December 31, 2005:

	Options outstanding			Options exercisable
		Weighted-average			Weighted-
		remaining			average
	Options	contractual life	Weighted average	Options	exercise
Exercise price	outstanding	(in years)	exercise price	exercisable	price
$1.00-$2.00	628,411	6.4	$1.47	586,481	$1.49
$2.01-$4.00	963,543	7.8	$2.97	562,672	$2.73
$4.01-$6.00	567,624	8.1	$4.87	317,623	$4.98
$6.01-$8.00	137,000	6.3	$6.31	105,750	$6.31
$8.01-$22.00	87,310	2.7	$12.01	87,310	$12.01
	2,383,888	7.2	$3.55	1,659,836	$3.44

Stock option activity under our stock option plans was as follows:

	Number of shares	Weighted-average exercise price
Balance, December 31, 2002	1,726,091	4.48
Granted	696,640	2.52
Exercised	(129,531)	(2.88)
Cancelled	(483,831)	(5.84)
Balance, December 31, 2003	1,809,369	2.72
Granted	624,375	4.58
Exercised	(140,821)	(1.92)
Cancelled	(199,210)	(5.93)
Balance, December 31, 2004	2,093,713	3.47
Granted	622,000	3.77
Exercised	(34,980)	(1.70)
Cancelled	(296,845)	(3.68)
Balance, December 31, 2005	2,383,888	$3.55

Stockholder rights plan

In 2003, our stockholders approved a five-year extension of a Stockholder Rights Plan (the “Rights Plan”) to protect our stockholders from unfair, abusive or coercive takeover strategies. Under the Rights Plan, holders of common shares are entitled to one share purchase right (“Right”) for each common share held. If any person or group makes a take-over bid, other than a bid permitted under the plan or acquires 20% or more of our outstanding common shares without complying with the Rights Plan, each Right entitles the registered holder thereof to purchase, in effect, $80 equivalent of our common shares at 50% of the prevailing market price.

INOVIO BIOMEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments

Rent expense was $553,229, $372,765 and $450,799 for the years ended December 31, 2005, 2004 and 2003, respectively. We do not have any active leases under capital lease arrangements. As of December 31, 2004, future minimum lease payments under non-cancelable operating leases are as follows:

2006	$482,731
2007	480,327
2008	464,250
2009	475,634
2010	80,035
Thereafter	—
Total	$1,982,977

10. Income Taxes

As of December 31, 2005, we had federal and California income tax net operating loss carryforwards of approximately $70,981,828 and $ 46,564,922, respectively. The federal loss carryforwards will begin to expire in 2008 unless previously utilized. The California loss carryforwards will continue to expire in 2006. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes and the 50% to 60% limitation of California loss carryforwards. In addition, we have federal research tax credit carryforwards of approximately $1,171,541, which will continue to expire in 2006 unless previously utilized, and California research tax credit carryforwards of approximately $618,734. At December 31, 2005, the Company had foreign tax loss carryforwards related to the acquisition of Inovio A.S. of approximately $3,533,618. Future realization of this asset will result in a reduction to the extent of any remaining goodwill, then to any remaining long-term intangibles, and the remainder, in any as a reduction of income tax expense.

Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the subsidiary’s net operating loss and credit carryforwards may be limited because of a cumulative change in ownership of more than 50%.

INOVIO BIOMEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

Significant components of our deferred tax assets as of December 31, 2005 and 2004 are shown below:

	As of December 31, 2005	As of December 31, 2004
Deferred tax assets:
Capitalized research expense	$411,000	$874,000
Net operating loss carryforwards	28,510,000	22,648,000
Research and development and other tax credits	1,596,000	1,866,000
Other	1,080,000	855,000
	31,597,000	26,243,000
Valuation allowance	(31,532,000)	(26,037,000)
Total deferred tax assets	65,000	206,000
Deferred tax liabilities:
Difference between book and tax basis for patent and license costs	(65,000)	(206,000)
Acquired intangibles	(1,076,250)	—
Net deferred tax liabilities	$(1,076,250)	$—

We have established a valuation allowance for all deferred tax assets, including those for net operating loss and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized.

The net deferred tax liability of $1,076,250 as of December 31, 2005, resulted from the acquisition of Inovio AS, (see Note 15) and reflects the net effect of a temporary difference between the carrying amount of intangible assets for financial reporting purposes and the amount used for income tax purposes. This liability will be amortized over the life of the underlying intangibles, which is 18 years, and will be accounted as an income tax recovery. The reconciliation of income tax attributable to operations computed at the statutory tax rates to income tax expense (recovery), using a 35% statutory tax rate, is:

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Income taxes at statutory rates	$(5,374,000)	$(3,841,000)	$(2,306,000)
State income tax, net of federal benefit	(676,000)	(625,000)	(245,000)
Change in valuation allowance	4,486,000	4,674,000	2,181,000
Write off of in-process research and development	1,166,000	—	—
Other	340,000	(208,000)	370,000
	$(58,000)	$—	$—

The income tax recovery has been recorded as a reduction to general and administrative expenses, as its effect is immaterial.

INOVIO BIOMEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. 401(k) Plan

In 1995, our U.S. subsidiary adopted a 401(k) Profit Sharing Plan (the “Plan”) covering substantially all of its employees in the U.S. The defined contribution plan allows the employees to contribute a percentage of their compensation each year. We currently match 50% of our employees’ contributions, up to 6% of annual compensation. This contribution is recorded as expense in the accompanying consolidated statements of operations as incurred. Our contributions are invested in our common shares on behalf of the participants.

Our contributions to the Plan totaled $62,450, $23,410 and $28,699 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Pursuant to our acquisition of Inovio AS (see note 15), the Company now operates in the United States and Europe. Revenues are attributable to the geographical area based on the location of the customer. During the year ending December 31, 2005, revenues in Europe and the United States totaled $379,250 and $5,088,003, respectively. Long-lived assets within the United States consist primarily of patents and other intellectual property. Long-lived assets outside the United States consist primarily of goodwill and intangible assets. As of December 31, 2005, long-lived assets in Europe and the United States totaled $8,187,050 and $2,338,997, respectively.

13. Related Party Transactions

During the years ended December 31, 2005, 2004 and 2003, we made payments of $20,930, $111,345 and $170,599, respectively, for legal services provided by Catalyst Corporate Lawyers, where one of the partners is the Chairman of our company. As of December 31, 2005 and 2004, we owed $0 and $6,301in fees to this firm, which is included in trade accounts payable and accrued expenses in the accompanying consolidated balance sheets. Total expenses paid to Catalyst Corporate Lawyers and included in share issuance costs for the years ended December 31, 2005, 2004 and 2003, were $0, $34,470 and $68,219, respectively. All transactions are recorded at their exchange amounts.

In March 2004, we announced the selection of Quintiles Transnational Corp., a global pharmaceutical services organization, as the clinical research organization (“CRO”) for our clinical trials in the U.S. and Europe. In addition, the investment division of this CRO, Qfinance, Inc., is an investor in our Series A, B and C Preferred Stock. As of December 31, 2005, and  2004, Qfinance, Inc. owned 50, 100 and 109 shares respectively, of our Series A, B and C Preferred Stock, which were convertible into a total of 725,769 of our common shares. Total clinical trial expenses paid to Quintiles Transnational Corp. for the years ended December 31, 2005, 2004 and 2003, were $3,542,521, $692,124 and $58,375, respectively.

INOVIO BIOMEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Supplemental Disclosures of Cash Flow Information

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Cash paid for interest	$—	$—	$20,480
Supplemental schedule of financing activities:
Imputed dividends on preferred stock	$10,271,885	$—	$17,852,943
Common stock issued in connection with declared dividends on preferred stock	$179,900	$456,090	$357,587
Cashless exercise of warrants	$43	$40	$—
Conversions of preferred stock to common stock	$3,944	$1,741	$2,809
Issuance of series D preferred stock for Inovio AS acquisition	$7,904,494	$—	$—

15. Inovio AS Acquisition

On January 25, 2005, we consummated the acquisition of Inovio AS, a Norwegian company (the “Acquisition”). The Acquisition expands our intellectual property in electroporation, expands the number of agreements with major pharmaceutical companies, and provides for the near-term initiation of a Phase I/II DNA vaccine clinical trial. Inovio AS is a complement to our existing electroporation therapy program. Under the terms of the transaction, we acquired the entire share capital of Inovio for an aggregate purchase price of $10,000,000; $3,000,000 of the purchase price consisted of cash and $7,904,494 consisted of shares of our Series D Convertible Preferred Stock, par value $0.001 per share, net of transaction costs. We issued 1,966,292 shares of the Series D Preferred Stock in the transaction, based on the average closing price of our common stock as reported on the American Stock Exchange during the 30 trading day period immediately preceding the closing.  As of December 31, 2005, 404,357 shares of the Series D Preferred Stock had been converted into 404,357 shares of our common stock.

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

Those shareholders of Inovio AS who received shares of Series D Preferred Stock in the transaction (the “Series D Holders”) will also be entitled to additional issuances of Series D Preferred Stock in the event we achieve certain strategic and commercial milestones, as set forth in the Stock Purchase Agreement and summarized below. None of these milestones have been met as of December 31, 2005. These milestones are as follows:

•       In the event we receive payment commitments of at least $8,000,000, of which at least $1,000,000 must be in the form of upfront payments, through the signing of contracts involving Inovio AS’ technology through September 30, 2006, we must issue an additional $2,000,000 of Series D Preferred Stock to the shareholders of Inovio AS (“the Second Payment”). The value of each share of Series D Preferred Stock issued in connection with the Second Payment shall equal the average

INOVIO BIOMEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Inovio AS Acquisition (Continued)

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

Under the purchase method of accounting, the total consideration as shown in the table below was allocated to Inovio AS’ tangible and intangible assets and liabilities based on their estimated fair values as of the date of the completion of the Acquisition. The total consideration was as follows:

Fair value of Series D Preferred Stock issued	$7,904,494
Cash	3,000,000
Transaction costs	121,517
Total consideration	$11,026,011

The allocation of the above purchase price is as follows:

Fair value of net tangible assets acquired and liabilities assumed	$487,417
Fair value of identifiable intangible assets acquired	7,382,000
Deferred tax liabilities	(1,134,000)
Goodwill	4,290,594
Total purchase price allocation	$11,026,011

Inovio AS’ results of operations for the period from the date of acquisition (January 25, 2005) through December 31, 2005, were included in our consolidated statement of operations for the year  ended December 31, 2005. Identifiable acquired intangible assets include in-process research and development of $3,332,000, and an intangible asset related to acquired contracts and intellectual property of approximately $4,050,000. The $3,332,000 assigned to acquired in-process research and development was recorded as an expense in the consolidated statement of operations for the year ended December 31, 2005.

INOVIO BIOMEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Inovio AS Acquisition (Continued)

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

	Year Ended December 31, 2005
	2005	2004 (1)
Revenue	$5,467,253	$1,429,981
Net loss attributable to common stockholders	$(23,331,206)	$(16,269,252)
Net loss per share attributable to common stockholders	$(1.23)	$(0.83)

(1)         Excludes the effect of the $3,332,000 charge for acquired in-process research and development

16. Quarterly Financial Information (Unaudited)

The following unaudited quarterly financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The four quarters for per share figures may not add for the year because of the different number of shares outstanding during the year. Summarized unaudited quarterly data for the years ended December 31, 2005 and 2004, are as follows:

	Quarter Ended December 31, 2005	Quarter Ended September 30, 2005	Quarter Ended June 30, 2005	Quarter Ended March 31, 2005
Revenue	$829,235	$724,480	$2,951,616	$961,921
Net loss	(3,035,249)	(2,990,799)	(2,131,005)	(7,139,799)
Imputed and declared dividends on preferred stock	(8,523,003)	(199,648)	(197,628)	(2,145,491)
Net loss attributable to common stockholders	(11,558,253)	(3,190,447)	(2,328,633)	(9,285,290)
Amounts per common share—basic and diluted:
Net loss	$(0.16)	$(0.16)	$(0.11)	$(0.38)
Imputed and declared dividends on preferred stock	(0.44)	(0.01)	(0.01)	(0.12)
Net loss attributable to common stockholders	$(0.60)	$(0.17)	$(0.12)	$(0.50)
Weighted average number of common shares—basic and diluted	19,293,918	19,083,983	19,022,474	18,628,245

The net loss for the quarter ended March 31, 2005 includes the recorded in-process research and development expense of $3,332,000 related to the Inovio AS acquisition (see Note 15).

INOVIO BIOMEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Quarterly Financial Information (Continued)

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

(This page has been left blank intentionally.)