Form 10-Q
period 2006-03-31
INOVIO BIOMEDICAL CORP
filed 2006-05-09
CIK 1055726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer      ☐         Accelerated filer       ☒         Non-accelerated filer      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the registrant’s Common Stock, par value $ 0.001 per share, and was 30,428,391 as of May 4, 2006.

INOVIO BIOMEDICAL CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2006

Part I. Financial Information

Item 1. Financial Statements

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Cash and cash equivalents	$2,220,425	$17,166,567
Short-term investments	12,000,000	—
Accounts receivable	431,547	284,171
Prepaid expenses and other current assets	637,480	870,169

Total current assets	15,289,452	18,320,907

Fixed assets, net	506,536	375,613
Patents and other assets, net	2,104,166	2,148,090
Goodwill	4,290,594	4,290,594
Intangible assets, net	3,787,500	3,843,750

Total assets	$25,978,248	$28,978,954

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$1,579,444	$1,864,935
Accrued clinical trial expenses	656,319	1,064,497
Deferred revenue	999,304	1,206,443

Total current liabilities	3,235,067	4,135,875

Deferred rent	270,369	285,875
Deferred tax liabilities	1,060,500	1,076,250
Long-term liabilities	—	10,206

Total liabilities	4,565,936	5,508,206

Stockholders’ equity:
Preferred stock	1,373	1,562
Common stock	30,428	29,469
Additional paid-in capital	138,373,970	137,739,954
Accumulated deficit	(116,976,167)	(114,269,942)
Other comprehensive loss	(17,292)	(30,295)

Total stockholders’ equity	21,412,312	23,470,748

Total liabilities and stockholders’ equity	$25,978,248	$28,978,954

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Revenue:
License fee and milestone payments	$151,054	$99,839
Revenue under collaborative research and development arrangements	276,230	517,612
Grant and miscellaneous revenue	270,709	344,470

Total revenue	697,993	961,921

Operating expenses:
Research and development	1,640,425	3,340,381
General and administrative	1,814,300	1,472,737
Amortization of intangible assets	56,250	37,500
Charge for acquired in-process research and development	—	3,332,000

Total operating expenses	3,510,975	8,182,618

Loss from operations	(2,812,982)	(7,220,697)

Interest and other income	179,122	80,898

Net loss	(2,633,860)	(7,139,799)

Imputed and declared dividends on preferred stock	(72,365)	(2,145,491)

Net loss attributable to common stockholders	$(2,706,225)	$(9,285,290)

Amounts per common share – basic and diluted:
Net loss	$(0.09)	$(0.38)
Imputed and declared dividends on preferred stock	—	(0.12)
Net loss per share attributable to common stockholders	$(0.09)	$(0.50)

Weighted average number of common shares – basic and diluted	29,621,372	18,628,245

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Cash flows from operating activities:
Net loss	$(2,633,860)	$(7,139,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	207,732	153,528
Amortization of intangible assets	56,250	37,500
Compensation for services paid in stock options	564,826	68,941
Amortization of deferred tax liabilities	(15,750)	—
Charge for acquired in-process research and development	—	3,332,000
Deferred rent	(15,506)	(1,139)
Revenue from conversion of note payable	(10,373)	—
Changes in operating assets and liabilities:
Accounts receivable	(144,557)	(24,856)
Prepaid expenses and other current assets	67,228	(58,729)
Accounts payable and accrued expenses	(695,221)	142,510
Deferred revenue	(210,137)	(94,542)

Net cash used in operating activities	(2,829,368)	(3,584,586)

Cash flows from investing activities:
Purchases of available-for-sale securities	(13,500,000)	—
Proceeds from sales of available-for-sale securities	1,500,000	—
Purchases of capital assets	(35,226)	(217,647)
Capitalization of patents and other assets	(87,451)	(82,009)
Acquisition of business, net of cash acquired	—	(2,341,028)

Net cash used in investing activities	(12,122,677)	(2,640,684)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	62,267	288,765
Payment of preferred stock cash dividend	(64,672)	(143,392)

Net cash (used in) provided by financing activities	(2,405)	145,373

Effect of exchange rate changes on cash	8,308	—

Decrease in cash and cash equivalents	(14,946,142)	(6,079,897)

Cash and cash equivalents, beginning of period	17,166,567	17,889,797

Cash and cash equivalents, end of period	$2,220,425	$11,809,900

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Inovio Biomedical Corporation (the “Company”, “we” or “us”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheet as of March 31, 2006, condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that we consider necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2006, shown herein are not necessarily indicative of the results that may be expected for the year ended December 31, 2006, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005, included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006.

On January 25, 2005, we consummated the acquisition of Inovio AS, a Norwegian company. On March 31, 2005, we changed our corporate name from “Genetronics Biomedical Corporation” to “Inovio Biomedical Corporation” by filing a Certificate of Amendment to our Certificate of Incorporation with the State of Delaware. We also amended our Bylaws to reflect the name change. Effective April 4, 2005, our American Stock Exchange ticker symbol changed from “GEB” to “INO.”  We conduct our business through our U.S. wholly-owned subsidiaries, Genetronics, Inc., which was incorporated in California on June 29, 1983, and Inovio AS, a company incorporated in Norway.

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

We incurred a net loss attributable to common stockholders of $2,706,225 for the three month period ended March 31, 2006, and had working capital of $12,054,385 and an accumulated deficit of $116,976,167 as of March 31, 2006. Our ability to continue as a going concern is dependent upon our ability to obtain additional capital and eventually achieve profitable operations. We will continue to rely on outside sources of financing to meet our capital needs. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to scale back our research and development programs, preclinical studies and clinical trials, and general and administrative activities and may not be able to continue in business. These unaudited consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue in business. Our unaudited consolidated financial statements as of and for the period ended March 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

Certain reclassifications have been made to the financial statements for the three months ended March 31, 2005 to conform to the three months ended March 31, 2006 presentation.

2.                                      Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of Inovio Biomedical Corporation and its wholly owned subsidiaries, Genetronics, Inc. and Inovio AS. All material intercompany accounts and transactions have been eliminated.

3.                                      Stockholders’ Equity

The following is a summary of our authorized and issued common and preferred stock as of March 31, 2006:

Authorized:	300,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share

Issued and Outstanding:	2 and 52 shares of Series A Preferred Stock, par value of $0.001 per share, as of March 31, 2006 and December 31, 2005, respectively.

0 and 100 shares of Series B Preferred Stock, par value of $0.001 per share, as of March 31, 2006 and December 31, 2005, respectively.

228 and 337 shares of Series C Preferred Stock, par value of $0.001 per share, as of March 31, 2006 and December 31, 2005, respectively.

1,373,081 and 1,561,935 shares of Series D Preferred Stock, par value of $0.001 per share, as of March 31, 2006 and December 31, 2005, respectively.

30,428,391 and 29,468,756 shares of common stock, par value of $0.001 per share, as of March 31, 2006 and December 31, 2005, respectively.

Preferred Stock

In January 2005, we consummated the acquisition of Inovio AS, a Norwegian company. As part of this acquisition, we issued 1,966,292 shares of Series D Preferred Stock. See note 6 to these unaudited condensed consolidated financial statements for further discussion of this acquisition.

In May 2004, we closed a private preferred share placement and raised an aggregate of $10,901,333 through the sale of our Series C Preferred Stock to institutional and accredited investors. The Series C Preferred Stock is convertible into our common stock at a conversion price of $6.80 per share. The Series C Preferred Stock outstanding as of March 31, 2006 is convertible into 335,461 shares of our common stock.

The holders of our Series C Preferred Stock will receive an annual dividend at a rate of 6%, in shares of common stock or cash, payable quarterly. Holders of Series C Preferred Stock are entitled to receive this quarterly dividend through June 30, 2007. As part of this dividend, we paid cash of $49,877 on March 31, 2006, to holders of our Series C Preferred Stock.

Each holder of Series C Preferred Stock received 35% warrant coverage at an exercise price of $8.80 per share exercisable through May 10, 2009. Warrants granted to holders of our Series C Preferred Stock entitle these investors the right to acquire 561,084 shares of our common stock as of March 31, 2006. The placement agents for the Series C Preferred Stock were also granted warrants entitling the agents to acquire 152,519 shares of our common stock as of March 31, 2006.  Each placement agents’ warrant entitles the holder to acquire one share of common stock at a price of $6.80 per share, exercisable through May 10, 2009.  As of March 31, 2006, no warrants issued as part of this Series C Preferred Stock offering had been exercised.

On July 16, 2003, we closed a preferred share private placement and raised an aggregate of $15,670,000, through the sale of $8,170,000 of our Series A Preferred Stock and $7,500,000 of our Series B Preferred Stock to institutional and accredited investors. The Series A Preferred Stock is convertible into our common stock at a conversion price of $2.40 per share. The Series B Preferred Stock is convertible into our common stock at a conversion price of $2.80 per share. The Series A Preferred Stock outstanding as of March 31, 2006 is convertible into a total of 8,333 shares of our common stock. There were no shares of Series B Preferred Stock outstanding at March 31, 2006.

The holders of our Series A and B Preferred Stock receive an annual dividend at a rate of 6%, in shares of common stock or cash, payable quarterly. Holders of Series A and B Preferred Stock are entitled to receive this quarterly dividend through September 30, 2006. As part of this dividend, on March 31, 2006 we issued a total of 2,871 common shares valued at $7,693 to holders of our Series A Preferred Stock, and paid $14,795 in cash to former holders of our Series B Preferred Stock who received dividends on a pro-rata basis, in accordance with the rights and preferences applicable to the Series B Preferred Stock.

Each holder of our Series A and B Preferred Stock received 40% warrant coverage at an exercise price of $3.00 per share exercisable through July 13, 2008. Warrants granted to holders of our Series A and B Preferred Stock entitle these investors the right to acquire 2,433,073 shares of our common stock.  The placement agents for the Series A and B Preferred Stock were also granted warrants entitling the agents to acquire 477,060 shares of our common stock.  Each placement agent’s warrant entitles the holder to acquire one share of common stock at a price between $2.40 and $2.80 per share, exercisable through July 13, 2008.  As of March 31, 2006, warrants to purchase 547,920 shares issued as part of this offering had been exercised, resulting in $1,436,460 of gross proceeds.

Common Stock

In January 2005, we completed a private placement to accredited investors whereby we sold 1,540,123 shares of our common stock at a purchase price of $4.05 per share and issued warrants to purchase 508,240 shares of our common stock at an exercise price of $5.50 per share, which resulted in aggregate cash proceeds of $3,037,500. As of March 31, 2006, no warrants issued as part of this private placement had been exercised.

A portion of this private placement involved investors who converted $3,200,000 of their previous investment in our Series C Preferred Stock into 790,123 shares of the common stock issued as part of this private placement with no associated cash proceeds to us. We recorded an imputed dividend charge of $1,942,773 in January 2005, related to these investors.

In September 2005, one investor converted $160,000 of its previous investment in our Series C Preferred Stock into 39,506 shares of our common stock as part of this private placement.

On December 30, 2005, we completed a private placement resulting in $15,795,080 in gross cash proceeds through the sale of our common stock to institutional and accredited investors that included Merck & Co. Inc. and Vical Inc., two of our strategic partners. At the closing, we issued to the investors an aggregate of 9,892,735 shares of common stock and warrants to purchase an aggregate of 3,462,451 shares of common stock, and received in exchange (1) gross cash proceeds of $15,795,080 (2) an aggregate of 734 shares of outstanding Series A, B and C Cumulative Convertible Preferred Stock; and (3) 1,142,593 shares of our outstanding common stock. In addition, we issued to the investors five-year warrants to purchase 35% of the number of shares of common stock they acquired in the offering at an exercise price of approximately $2.93 per share. As a result of the use by these existing holders of our Preferred Stock and Common Stock to acquire our shares and warrants in this private placement, we recorded a non-cash imputed dividend charge of $8,329,112 in our consolidated statement of operations for the year ended December 31, 2005.

Warrants

In addition to warrants granted in connection with our preferred stock offerings, as discussed above, we have issued the following additional outstanding warrants as of March 31, 2006.

In connection with the leasing of our new corporate headquarters, we issued a warrant to purchase 50,000 shares of our common stock at $5.00 per share to the landlord of this leased facility in December 2004. This warrant is immediately exercisable and expires five years from the date of issuance. This warrant was valued on the date of issuance using the Black-Scholes pricing model. The fair value of this warrant, $120,913, is being recognized ratably over the five-year term of the lease as rent expense.

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

In June 2002 we granted warrants to a placement agent to acquire 166,250 shares of common stock for $1.88 per share. In September 2003, warrants to purchase 30,000 shares of common stock were exercised totaling $56,400 in gross proceeds. In March 2005, warrants to purchase 136,250 shares of common stock were exercised totaling $256,150 in gross proceeds.

Stock Options

We have three stock option plans pursuant to which stock options are granted to executive officers, directors, employees and consultants.

The 1995 Stock Option Plan (the “1995 Plan”) was approved by the stockholders in 1995 and subsequently amended in 1997. The 1995 Plan was suspended by the Board of Directors in June 1997 and no further options will be granted pursuant to the 1995 Plan. As of March 31, 2006, there were 7,500 options outstanding pursuant to the 1995 Plan.

The 1997 Stock Option Plan (the “1997 Plan”), as amended in 1999, was approved by the stockholders in July 1999. The 1997 Plan was suspended by the Board of Directors in July 2000 and no further options will be granted pursuant to the 1997 Plan. As of March 31, 2006, there were 75,498 options outstanding pursuant to the 1997 Plan.

The 2000 Stock Option Plan, as amended, (the “2000 Plan”), effective July 31, 2000, was approved by the stockholders on August 7, 2000, pursuant to which 4,250,000 common shares were reserved for issuance to our executive officers, directors, employees and consultants. The 2000 Plan supersedes all previous stock option plans. At March 31, 2006, 622,001 options are available for future grants and 2,813,448 stock options are outstanding pursuant to the 2000 Plan. The options available for issuance under the 2000 Plan generally have a term of ten years and vest over a period of three years. The 2000 Plan will terminate on July 30, 2010.

We account for options granted to non-employees in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of these options at the measurement dates was estimated using the Black-Scholes pricing model.

Total stock-based compensation for options granted to non-employees for the period ended March 31, 2006 and 2005, was $73,055 and $68,941, respectively.

The following table summarizes the stock options outstanding at March 31, 2006:

	Options outstanding			Options exercisable
Exercise price	Options outstanding	Weighted-average remaining contractual life (in years)	Weighted-average exercise price	Options exercisable	Weighted- average exercise price
$1.00-$2.00	591,313	6.35	$1.48	591,313	$1.48
$2.01-$4.00	1,572,261	8.59	$2.83	735,938	$2.75
$4.01-$6.00	522,999	7.88	$4.88	369,249	$4.91
$6.01-$8.00	129,375	6.37	$6.32	110,625	$6.31
$8.01-$22.00	80,498	2.56	$12.11	80,498	$12.11
	2,896,446	7.74	$3.34	1,887,623	$3.39

At March 31 2006, the aggregate intrinsic value of options outstanding was $9,696,803 and the aggregate intrinsic value of options exercisable was $6,436,628.

Stock option activity under our stock option plans was as follows:

	Number of shares	Weighted-average exercise price
Balance, December 31, 2005	2,383,888	$3.55

Granted	653,000	2.64
Exercised	(42,128)	1.48
Cancelled	(98,314)	4.67

Balance, March 31, 2006	2,896,446	$3.34

The weighted average fair value of options granted during the three months ended March 31, 2006 and 2005 was $2.25 and $3.40, respectively.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $47,619 and $18,664, respectively.

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

5.                                      Share-Based Compensation

Effective January 1, 2006 we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective application method. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. Because we elected to use the modified prospective application method, results for prior periods have not been restated. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No.107, which provides supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS No. 123(R).

We estimate the fair value of stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected option life. We amortize the fair value of the awards on a straight-line basis. All options grants are amortized over the requisite service period of the awards. Expected volatility is based on historical volatility. The expected life of options granted is calculated using the simplified method based on the terms and conditions of the options as provided in Securities and Exchange Commission Staff Accounting Bulletin No. 107. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The forfeiture rate is based on historical data and we record share-based compensation expense only for those awards that are expected to vest.

For the purpose of calculating pro-forma information under SFAS No. 123 for periods prior to January 1, 2006, we accounted for forfeitures as they occurred. Assumptions used in the Black-Scholes model are presented below:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.74%	3.97%
Expected volatility	109%	104%
Expected life in years	6	6
Dividend yield	—	—

Total compensation cost for our stock plans for the three months ended March 31, 2006 was $491,771, of which $126,656 was included in research and development expenses and $365,115 was included in general and administrative expenses. As a result of adopting SFAS No. 123(R), the Company’s net loss for the three months ended March 31, 2006 is approximately $491,771 lower than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the three months ended March 31, 2006, would have been $(0.07) if the Company had not adopted SFAS No. 123(R) compared to reported basic and diluted net loss per share of $(0.09), respectively.

At March 31, 2006, there was $2,002,065 of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years.

Prior to January 1, 2006, we accounted for employee stock options under the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. Accordingly, we recorded no share-based compensation expense for employee stock options grants as all options granted had exercises prices not less than the fair market value of the underlying stock on the date of grant. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, we provided pro forma net loss and net loss per share disclosures for each period prior to the adoption of SFAS No. 123(R) as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans. The following table illustrates the effect on net loss attributable to common stockholders as if the fair value-based method had been applied to all outstanding and unvested awards during the three months ended March 31, 2005:

Three Months Ended March 31,
2005
Net loss attributable to common stockholders, as reported	$(9,285,290)
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(504,345)
Pro forma net loss attributable to common stockholders	$(9,789,635)

Basic and diluted net loss attributable to common stockholders per share, as reported	$(0.50)

Basic and diluted pro forma net loss attributable to common stockholders per share	$(0.53)

6.                                      Inovio AS Acquisition

On January 25, 2005, we consummated the acquisition of Inovio AS, a Norwegian company (the “Acquisition”). The Acquisition expands our intellectual property in electroporation, expands the number of agreements with major pharmaceutical companies, and provides for the near-term initiation of a Phase I/II DNA vaccine clinical trial. Inovio AS is a complement to our existing electroporation therapy program. Under the terms of the transaction, we acquired the entire share capital of Inovio for an aggregate purchase price of $10,904,494; $3,000,000 of the purchase price consisted of cash and $7,904,494 consisted of shares of our Series D Convertible Preferred Stock, par value $0.001 per share, net of transaction costs. We issued 1,966,292 shares of the Series D Preferred Stock in the transaction, based on the average closing price of our common stock as reported on the American Stock Exchange during the 30 trading day period immediately preceding the closing.  As of March 31, 2006, 593,211 shares of the Series D Preferred Stock had been converted into 593,211 shares of our common stock.

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

Those shareholders of Inovio AS who received shares of Series D Preferred Stock in the transaction (the “Series D Holders”) will also be entitled to additional issuances of Series D Preferred Stock in the event we achieve certain strategic and commercial milestones, as set forth in the Stock Purchase Agreement and summarized below. None of these milestones have been met as of March 31, 2006. These milestones are as follows:

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

Inovio AS’ results of operations for the period from the date of acquisition (January 25, 2005) through March 31, 2005, were included in our consolidated statement of operations for the period ended March 31, 2005. Identifiable acquired intangible assets include in-process research and development of $3,332,000, and an intangible asset related to acquired contracts and intellectual property of approximately $4,050,000. The $3,332,000 assigned to acquired in-process research and development was recorded as an expense in the consolidated statement of operations for the three months ended March 31, 2005.

The following unaudited pro forma financial information combines the results of operations of Inovio Biomedical Corporation and Inovio AS assuming the Acquisition was consummated on January 1, 2005. The pro forma results are not necessarily indicative of what would have occurred if the Acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

	Three Month Period Ended March 31,
	2006	2005 (1)

Revenue	$697,993	$974,675
Net loss attributable to common stockholders	$(2,706,225)	$(9,529,623)
Net loss per share attributable to common stockholders	$(0.09)	$(0.51)

(1) Includes the effect of the $3,332,000 charge for acquired in-process research and development.

7.                                      Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,
	2006	2005
Supplemental schedule of financing activities:
Imputed dividends on preferred stock	$—	$1,942,773
Issuance of preferred stock for acquisition	$—	$7,904,494
Common stock issued in connection with declared dividends on preferred stock	$7,693	$59,326
Cashless exercise of warrants	$—	$43
Conversions of preferred stock to common stock	$915	$239
Leasehold improvements financed by landlord	$172,054	$—

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

The risks and uncertainties are detailed from time to time in our reports filed with the SEC, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: our ability to develop commercially successful products; international and national general economic, political and market conditions; our significant additional financing requirements and the uncertainty of future capital funding; potential changes in our strategy that may occur depending on the successful development of our current products; potential changes in the focus of existing and potential collaborative partners with respect to research and development activities; the timing and uncertainty of results of both research and regulatory processes; competitive conditions and demand for our products and technology; the unproven safety and efficacy of our device products and our potential exposure to product liability or recall; our significant reliance upon our collaborative partners with respect to sales, marketing and distribution capabilities for achieving our goals; uncertainties relating to patents and other intellectual property, including whether we will obtain sufficient protection or competitive advantage therefrom; existing extensive domestic and foreign government regulations, including environmental guidelines applicable to our business and the potential for additional regulatory requirements that may be imposed; the volatility of our stock price; our dependence on third parties to manufacture equipment for our manufacturing facilities that meets FDA standards; our lack of experience in manufacturing and marketing human-use products; business disruptions due to natural disasters such as an earthquake due to the location of our facilities; our dependence upon a limited number of key personnel and consultants; our ability to successfully integrate any assets or businesses that we acquire into our existing operations; compliance with recent legislation including the Sarbanes-Oxley Act of 2002; and other factors referenced or incorporated by reference in this report and other reports.

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

In addition, as part of our MedPulser® product line, we have been developing devices for the delivery of DNA for vaccinations and gene therapy. The flagship of our development efforts involve the licensing agreements with Merck & Co., Inc. and Vical, Inc. in which these companies will support the development and registration of the therapies using Inovio devices. Most recently, we executed a collaborative commercialization agreement with Tripep AS to co-develop a Hepatitis C therapeutic vaccine (HCV). Other activities include Phase I trials at the H. Lee Moffitt Cancer Center and at the University of Southampton. As a result of our partnerships in this area, our DNA Electroporation Delivery Technology is currently being evaluated in four separate Phase I clinical trials.

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

Until the commercialization of clinical products, we expect revenues and other income to continue to be attributable to collaborative research arrangements, licensing fees, grants and interest income.

Due to the amount of expenses incurred in the development of the oncology and gene delivery systems, we have been unprofitable since 1994. As of March 31, 2006, we had an accumulated deficit of $116,976,167. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

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

License fees comprise initial fees and milestone payments derived from collaborative licensing arrangements. Non-refundable milestone payments continue to be recognized upon the achievement of specified milestones when we have earned the milestone payment, provided the milestone payment is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement. (We defer payments for milestone events which are reasonably assured and recognize them ratably over the minimum remaining period of our performance obligations.)  Payments for milestones which are not reasonably assured are treated as the culmination of a separate earnings process and are recognized as revenue when the milestones are achieved.

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

Long-lived Assets.    We assess the recoverability of long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we reduce the carrying value of the asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2006.

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

Valuation of Goodwill and Intangible Assets. Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of March 31, 2006, our goodwill and intangible assets, net of accumulated amortization, totaled $8,078,094. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

Share-Based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective application method and began accounting for its stock-based compensation using a fair-value based recognition method. Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair-value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data. If factors change and we employ different assumptions in future periods, the compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period. A small change in the estimates used may have a relatively large change in the estimated valuation.

We use the Black-Scholes option valuation model to value employee stock awards. We recognize compensation expense using the straight-line amortization method.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments.  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  As of March 31, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155.  The Company is required to adopt SFAS No. 155 effective January 1, 2007.

Results of Operations

Revenue. We had total revenue of $697,993 for the three months ended March 31, 2006, compared to $961,921 for the three months ended March 31, 2005. During the three months ended March 31, 2006 and 2005, we recognized revenue of $117,026 and $332,563, respectively, attributable to the operations of Inovio AS, a Norwegian company we acquired in January 2005. Revenue primarily consists of license fees, milestone payments and amounts received from collaborative research and development agreements and grants.

Revenue under license fees and milestone payments was $151,054 for the three months ended March 31, 2006, as compared to $99,839 for the three month period ended March 31, 2005. The increase in revenue under license fees and milestone payments fees for the three month period ended March 31, 2006, as compared to the comparable period in 2005, was mainly due to the recognition of additional revenue related to license fees and milestone payments from Merck. An additional $500,000 license fee payment was received from Merck in June 2005 from the Merck Agreement, under which the parties seek to develop and commercialize our MedPulser® DNA Delivery System for use with certain of Merck’s DNA vaccine programs.  The license payments received from Merck in 2004 and 2005 are being amortized over the remaining minimum term of the agreement. Royalties are payable on sales of a product utilizing the device developed under the Merck Agreement.

During the three months ended March 31, 2006, we recorded revenue under collaborative research and development arrangements of $276,230 as compared to $517,612 for the three months ended March 31, 2005. This decrease in revenue was primarily due to less collaborative research and development revenue recognized from the Merck Agreement. Billings from research and development work performed pursuant to the Merck Agreement are recorded as revenue as the related research expenditures are incurred pursuant to the terms of the agreement.

Grant and miscellaneous revenue was $270,709 for the three months ended March 31, 2006,  as compared to $344,470 for the three months ended March 31, 2005. The decrease in grant and miscellaneous revenue for the three months ended March 31, 2006, as compared to the comparable period in 2005, was mainly due to less revenue recognized from our European Union and U.S. Army grants received from the acquisition of Inovio AS.

Research and Development Expenses. Research and development expenses, which include clinical trial costs, for the three months ended March 31, 2006, were $1,640,425, as compared to $3,340,381 for the three months ended March 31, 2005. The decrease in research and development expenses for the three months ended March 31, 2006, as compared to the comparable period in 2005, was primarily due to a decrease in clinical trial expenses. The remainder of the decrease was mainly due to lower legal and patent related fees, decreased external research expenses and other expenses associated with our clinical trials, and a lower cost of manufacturing products to support these clinical trials. These were offset by an increase in share-based compensation expense of $126,656 related to options issued to employees. Historically, clinical expenses have included costs related to the use of an outside Clinical Research Organization (“CRO”). Throughout the three months ended March 31, 2006, we increased the use of internal resources and external consultants to more cost effectively fulfill those activities formerly undertaken by this CRO. During the three months ended March 31, 2006, research and development expenses also included $148,427 in research and development costs attributable to Inovio AS, as compared to $273,385 for the three months ended March 31, 2005.

General and Administrative Expenses. General and administrative expenses, which include business development expenses, for the three months ended March 31, 2006, were $1,814,300 and as compared to $1,472,737 for the three months ended March 31, 2005. The increase in general and administrative expenses for the three months ended March 31, 2006, as compared to the comparable period in 2005, was mainly due to share-based compensation expense of $365,115 related to options issued to employees. General and administrative costs attributable to Inovio AS were insignificant for the three months ended March 31, 2006.

Share-Based Compensation. Prior to January 1, 2006, we accounted for our stock plans using the intrinsic value method under APB No. 25. Effective January 1, 2006, we adopted SFAS No. 123(R), and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-value based method to account for stock-based compensation. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee’s requisite service period. Total compensation cost for our stock plans for the three months ended March 31, 2006 was $491,771.

Amortization of Intangible Assets. Amortization of intangible assets was $56,250 and $37,500 during the three months ended March 31, 2006 and 2005, respectively, related to an intangible asset associated with contracts and intellectual property acquired as part of our purchase of Inovio AS in January 2005.

Charge for Acquired In-Process Research and Development. Operating results for the three months ended March 31, 2005 included a $3,332,000 non-cash charge related to the write-off of acquired in-process research and development (“IPR&D”) resulting from the Inovio AS acquisition in January 2005. The amount expended for IPR&D represents the estimated fair value of purchased in-process technology for projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. There were no such charges resulting from any acquisitions during the same period in 2006.

Interest and Other Income. Interest and other income for the three months ended March 31, 2006, was $179,122, as compared to $80,898 for the three months ended March 31, 2005. The increase in interest and other income for the three months ended March 31, 2006 was primarily due to a larger cash and investments balance and higher average interest rate.

Imputed and Declared Dividends on Preferred Stock. The holders of our Series A and B Preferred Stock receive an annual dividend at a rate of 6%, in shares of common stock or cash, payable quarterly. Holders of Series A and B Preferred Stock are entitled to receive this quarterly dividend through September 30, 2006. As part of this dividend, on March 31, 2006 we issued a total of 2,871 common shares valued at $7,693 to holders of our Series A Preferred Stock, and paid $14,795 in cash to former holders of our Series B Preferred Stock who received dividends on a pro-rata basis, in accordance with the rights and preferences applicable to the Series B Preferred Stock.

The holders of Series C Preferred Stock will receive an annual dividend rate of 6%, in shares of common stock or cash, payable quarterly. Holders of Series C Preferred Stock are entitled to receive this quarterly dividend through June 30, 2007.  As part of this dividend, we paid cash of $49,877 on March 31, 2006 and $143,392 on March 31, 2005, to holders of our Series C Preferred Stock.

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

In January 2005, we completed a private placement to accredited investors whereby we sold 1,540,123 shares of our common stock at a purchase price of $4.05 per share and issued warrants to purchase 508,240 shares of our common stock at an exercise price of $5.50 per share, which resulted in aggregate cash proceeds of $3,037,500. A portion of this private placement involved investors who converted $3,200,000 of their previous investment in our Series C Preferred Stock into 790,123 shares of the common stock issued as part of this private placement with no associated cash proceeds to us.

On January 25, 2005, we consummated the acquisition of Inovio A.S. We acquired the entire share capital of Inovio AS for an aggregate purchase price of $10,904,494, which consisted of $3,000,000 in cash and $7,904,494 in the issuance of shares of our Series D Convertible Preferred Stock.

On December 30, 2005, we completed a private placement of an aggregate of $15,795,080 in gross cash proceeds through the sale of our common stock to institutional and accredited investors that included Merck & Co. Inc. and Vical Inc., two of our strategic partners. At the closing, we issued investors an aggregate of 9,892,735 shares of common stock and warrants to purchase an aggregate of 3,462,451 shares of common stock, and received in exchange (1) gross cash proceeds of $15,795,080; (2) an aggregate of 734 shares of outstanding Series A, B and C Cumulative Convertible Preferred Stock; and (3) 1,142,593 shares of its outstanding common stock. In addition, we issued to the investors five-year warrants to purchase 35% of the number of shares of common stock they acquired in the offering at an exercise price of approximately $2.93 per share.

As of March 31, 2006, we had working capital of $12,054,385, as compared to $14,185,032 as of December 31, 2005.  The decrease in working capital during the three months ended March 31, 2006 was primarily due to expenditures related to our research and development and clinical trial activities, as well as various general and administrative expenses related to legal, corporate development, investor relations and financing activities.

As of March 31, 2006, we had an accumulated deficit of $116,976,167.  We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment.  We are evaluating potential partnerships as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond next year. The outcome of these matters cannot be predicted at this time.

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

Certain Factors That Could Affect Our Future Results

You should carefully consider and evaluate all of the information in this Form 10-Q, including the factors listed below. These factors are not the only concerns or uncertainties facing our company. Additional matters not now known to us or that we may currently deem immaterial could also impair our future.

If any of the circumstances among the following or others factors actually occur or occur again, our ability to commercialize our technology and the therapies we believe are derivable therefrom could be compromised and the trading price of our common stock could decline.

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

Additionally, our clinical trials are open-ended and, therefore, there is the possibility that information regarding the success (or setbacks) of our clinical trials maybe be obtained by the public prior to a formal announcement by us. These factors, as well as the other factors described in this Report, could significantly affect the price of our stock.

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

The patients admitted to our oncology clinical trials conducted in the United States and Europe are experiencing late stage cancer and are in a diminished physical state prior to entering our studies and thus these patients can experience serious adverse events, which is abbreviated in our industry as SAEs, whether due to our technology or other procedures. To date, there have been seven SAEs that were at least possibly related to our technology that resulted in death, a life-threatening experience, or hospitalization or prolongation of existing hospitalization. All seven of these serious adverse events were reported to the FDA. The SAEs were excessive bleeding in the tumor bed, edema of larynx, sudden death (suspected heart failure), weight loss, sudden death (cause unknown), obstruction of the airway, and death (suspected internal bleeding). Because our studies are controlled and ongoing, we cannot assure you that these or other serious adverse events will not delay or prevent approval of our product by the FDA.

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

We Could Be Substantially Damaged If Physicians And Hospitals Performing Our Clinical Trials Do Not Adhere To Protocols Or Promises Made In Clinical Trial Agreements. We work and have worked with a number of hospitals to perform clinical trials, primarily in oncology. We depend on these hospitals to recruit patients for the trials, to perform the trials according to our protocols, and to report the results in a thorough, accurate and consistent fashion. Although we have agreements with these hospitals, which govern what each party is to do with respect to the protocol, patient safety, and avoidance of conflict of interest, we cannot be sure that contracts will be followed, or that circumstances like the following will not occur:

Possible Deviations from Protocol. The hospitals or the physicians working at the hospitals may not perform the trial correctly. Deviations from protocol may make the clinical data not useful and the trial could be essentially worthless.

Potential of Improper Conflict of Interest. Physicians working on protocols may have an improper economic interest in our company, or other conflict of interest. When a physician has a personal stake in the success of the trial, such as can be inferred if the physician owns stock, or rights to purchase stock, of the trial sponsor, it can create suspicion that the trial results were improperly influenced by the physician’s interest in economic gain. Not only can this put the clinical trial results at risk, but it can also do serious damage to a company’s reputation.

Patient Safety and Consent Issues. Physicians and hospitals may fail to secure formal written consent as instructed or report adverse effects that arise during the trial in the proper manner, which could put patients at unnecessary risk. Physicians and hospital staff may fail to observe proper safety measures such as the mishandling of used medical needles, which may result in the transmission of infectious and deadly diseases, such as HIV and AIDS. This increases our liability, affects the data, and can damage our reputation.

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

Nevertheless, there is always potential that:

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

Possibility of Inadequate Patent Protection for Product. The United States Patent and Trademark Office or foreign patent offices may not grant patents of meaningful scope based on the applications we have already filed and those we intend to file. If we do not have patents that adequately protect our human-use equipment and indications for its use, then we will not be competitive.

Potential That Important Patents Will Be Judged Invalid. Some of the issued patents we now own or license may be determined to be invalid. If we have to defend the validity of any of our patents, the costs of such defense could be substantial, and there is no guarantee of a successful outcome. In the event an important patent related to our drug delivery technology is found to be invalid, we may lose competitive position and may not be able to receive royalties for products covered in part or whole by that patent under license agreements.

Dangers of Being Charged With Infringement. Although we are not currently aware of any parties intending to pursue infringement claims against us, there is the hazard that we will use a patented technology owned by another person and/or be charged with infringement. Defending or indemnifying a third party against a charge of infringement can involve lengthy and costly legal actions, and there can be no guarantee of a successful outcome. Biotechnology companies comparable to us in size and financial position have gone out of business after fighting and losing an infringement battle. If we or our partners were prevented from using or selling our human-use equipment, then our business would be materially adversely affected.

Freedom to Operate Issues. We are aware that patents related to electrically-assisted drug delivery have been granted to, and patent applications filed by, our potential competitors. We or our partners have taken licenses to some of these patents, and will consider taking additional licenses in the future. Nevertheless, the competitive nature of our field of business and the fact that others have sought patent protection for technologies similar to ours make these potential issues significant.

In addition to patents, we also rely on trade secrets and proprietary know-how. We try to protect this information with appropriate confidentiality and inventions agreements with our employees, scientific advisors, consultants, and collaborators. We cannot be sure that these agreements will not be breached, that we will be able to protect ourselves if they are breached, or that our trade secrets will not otherwise become known or be independently discovered by competitors. If any of these events occurs, then we face the potential of losing control over valuable company information, which could negatively affect our competitive position.

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

There Is A Possibility That Our Technology Will Become Obsolete Or Lose Its Competitive Advantage. The drug delivery business is very competitive, fast moving and intense, and expected to be increasingly so in the future. Other companies and research institutions are developing drug delivery systems that, if not similar in type to our systems, are designed to address the same patient or subject population. Therefore, we cannot promise you that our products will be the best, the safest, the first to market, or the most economical to make or use. If competitors’ products are better than ours, for whatever reason, then we could make less money from sales and our products could become obsolete.

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

Any Acquisition We Might Make May Be Costly And Difficult To Integrate, May Divert Management Resources Or Dilute Stockholder Value. We have considered and made strategic acquisitions in the past, including Inovio AS in January 2005, and, in the future, may acquire or make investments in complementary companies, products or technologies. As part of our business strategy, we may acquire assets or businesses principally relating to or complementary to our current operations, and we have in the past evaluated and discussed such opportunities with interested parties. Any acquisitions we undertake will be accompanied by issues commonly encountered in business acquisitions, which could adversely affect us, including:

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

•                                          Incurrence of amortization expenses related to intangible assets or large impairment charges such as the charges in excess of $3.3 million we incurred to our results of operations during 2005 related to our write-off of in-process research and development that we acquired in our acquisition of Inovio AS in January 2005; and

•                                          Possible dilution to our stockholders.

In addition, geography may make the integration of businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions.

Changes In Foreign Exchange Rates May Affect Our Future Operating Results. In January 2005, we acquired Inovio AS, a Norwegian company. During the period ended March 31, 2006, Inovio AS contributed approximately $117,026 to our revenue, which amounted to approximately 17% of our total revenue. Inovio AS conducts its operations primarily in foreign currencies, including the Euro, Norwegian Kroner and Swedish Krona. Fluctuation in the values of these foreign currencies relative to the U.S. dollar will affect our financial results which are reported in US dollars and will cause U.S. dollar translation of such currencies to vary from one period to another. We cannot predict the effect of exchange rate fluctuations upon future operating results.

Economic, Political, Military Or Other Events In The United States Or In Other Countries Could Interfere With Our Success Or Operations And Harm Our Business. The September 11, 2001 terrorist attacks disrupted commerce throughout the United States and other parts of the world. The continued threat of similar attacks throughout the world and the military action taken by the United States and other nations in Iraq or other countries may cause significant disruption to commerce throughout the world. To the extent that such disruptions further slow the global economy, our business and results of operations could be materially adversely affected. We are unable to predict whether the threat of new attacks or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term material adverse effect on our business, results of operations or financial condition.

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

We Have Product Liability Issues With Human-Use Equipment. The testing, marketing and sale of human-use products expose us to significant and unpredictable risks of equipment product liability claims. These claims may arise from patients, clinical trial volunteers, consumers, physicians, hospitals, companies, institutions, researchers or others using, selling, or buying our equipment. Product liability losses are inherent in our business and will exist even after the products are approved for sale. If our human-use equipment is commercialized, we face the possibility that use (or misuse) of the equipment will result in personal injury. The chance of such an occurrence will increase after a product type is on the market.

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

If and when our human-use equipment is commercialized, there is always the possibility of product defects. Product defects can lead to loss of future sales, decrease in market acceptance, damage to our brand or reputation, product returns and warranty costs, and even product withdrawal from the market. These events can occur whether the defect resides in a component we purchased from a third party or whether it was due to our design and/or manufacture. We expect that our sales agreements will contain provisions designed to limit our exposure to product liability claims. However, we do not know whether these limitations are enforceable in the countries in which the sale is made. Any product liability or other claim brought against us, if successful and of sufficient magnitude, could negatively impact our financial performance, even if we have insurance.

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

Disruption of the manufacture of our products, for whatever reason, could delay or interrupt our ability to manufacture or deliver our products to customers on a timely basis. This would be expected to affect revenue and may affect our long-term reputation, as well. In the event we provide product of inferior quality, product liability claims and warranty obligations, could negatively affect our financial performance.

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

Recent Legislation Requiring Companies To Evaluate Internal Controls Under Section 404 Of The Sarbanes-Oxley Act Of 2002 Have Increased Our Expenses And Could Result In Events That Adversely Affect Our Stock Price. As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditor must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. This requirement first applied to our 2004 Annual Report on Form 10-K.

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

Anti-Takeover Provisions In Our Charter Documents, Our Stockholder Rights Agreement And Delaware Law May Prevent Or Delay Removal Of Incumbent Management Or A Change Of Control. Anti-takeover provisions of our Certificate of Incorporation, our Amended and Restated Stockholders Rights Agreement and Delaware law may have the effect of deterring or delaying attempts by our stockholders to remove or replace management, engage in proxy contests and effect changes in control. The provisions of our charter documents include the ability of our board of directors to issue shares of preferred stock without approval of all our stockholders upon the terms and conditions and with the rights, privileges and preferences as our board of directors may determine.

The Rights issued pursuant to our Stockholder Rights Agreement will become exercisable, subject to certain exceptions, after a person or group announces acquisition of 20% or more of our common stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 20% or more of our common stock.

In addition, as a Delaware corporation, we are subject to Delaware law, including Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder unless certain specific requirements are met as set forth in Section 203.

These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income that we can earn on our cash equivalents.  We are subject to interest rate risk on our cash equivalents, which, as of March 31, 2006, had an average interest rate of approximately 4.6%.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk.  We mitigate default risk by investing in investment grade securities.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments.  Declines in interest rates over time will, however, reduce our interest income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2006.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal controls over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

You should carefully consider and evaluate all of the information in this Form 10-Q in combination with the more detailed description of our business in our annual report on Form 10-K for the year ended December 31, 2005, which we filed with the Securities and Exchange Commission on March 16, 2006, for a more complete understanding of the risks associated with an investment in our securities. There have been material changes in the Risk Factors as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005 and such changes are reflected immediately below. The following risk factors, as well those contained in our annual report on Form 10-K for the year ended December 31, 2005  and factors included elsewhere in this report are not the only factors the could potentially facing our company. Additional issues not now known to us or that we may currently deem immaterial may also impair our ability to commercialize our technology and the therapies we believe are derivable therefrom resulting in our business outlook being compromised and the trading the trading price of our common stock declining.

WE HAVE A HISTORY OF LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

As of March 31, 2006, we had an accumulated deficit of $116,976,167. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. We are evaluating potential partnerships as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond next year. The outcome of these matters cannot be predicted at this time.

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

We derive a significant portion of our revenue from a limited number of licensing partners in each period. Accordingly, if we fail to sign additional future contracts with major licensing partners, if a licensing contract is delayed or deferred, or if an existing licensing contract expires or is cancelled and we fail to replace the contract with new business, our revenue could be adversely affected. Until commercialization of our Medpulser Electroporation Therapy System, we expect that a limited number of licensing partners will continue to account for a substantial portion of our revenue in each quarter in the foreseeable future. During the three months ended March 31, 2006, one licensing partner, Merck, accounted for approximately 60% of our consolidated revenue. During the three months ended March 31, 2005, Merck accounted for approximately 56% of our consolidated revenue.

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

Merck can terminate its May 2004 license and collaboration agreement with us at any time in its sole discretion, without cause, by giving ninety days’ advance notice to us. If this agreement is terminated by Merck at any time during the first two years of the collaboration term, then Merck shall continue, for a six-month period beginning on the date of such termination, to make payments previously approved by the project’s joint collaboration committee in relation to scientists and outside contractors engaged by us in connection with the agreement. During the three months ended March 31, 2006 and 2005, Merck accounted for approximately 60% and 56% of our consolidated revenue, respectively.

We may not be able to maintain our existing arrangements, enter into new arrangements or negotiate current or new arrangements on acceptable terms, if at all. Some of our collaborative partners may also be researching competing technologies independently from us to treat the diseases targeted by our collaborative programs.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

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

Inovio Biomedical Corporation

Date:	May 9, 2006	By:	/s/ Peter Kies
Peter Kies Chief Financial Officer