Form 10-Q
period 2006-06-30
INOVIO BIOMEDICAL CORP
filed 2006-08-08
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

The number of shares outstanding of the registrant’s Common Stock, par value $ 0.001 per share, was 30,906,711 as of August 4, 2006.

INOVIO BIOMEDICAL CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2006

Part I. Financial Information

Item 1. Financial Statements

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,873,116	$17,166,567
Short-term investments	9,000,000	—
Accounts receivable	385,228	284,171
Prepaid expenses and other current assets	880,267	870,169

Total current assets	12,138,611	18,320,907

Fixed assets, net	471,068	375,613
Patents and other assets, net	2,393,692	2,148,090
Goodwill	4,290,594	4,290,594
Intangible assets, net	3,731,250	3,843,750

Total assets	$23,025,215	$28,978,954

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$1,430,129	$1,864,935
Accrued clinical trial expenses	504,058	1,064,497
Deferred revenue	923,381	1,206,443

Total current liabilities	2,857,568	4,135,875

Deferred rent	263,213	285,875
Deferred tax liabilities	1,044,750	1,076,250
Long-term liabilities	—	10,206

Total liabilities	4,165,531	5,508,206

Stockholders’ equity:
Preferred stock	1,028	1,562
Common stock	30,869	29,469
Additional paid-in capital	138,934,399	137,739,954
Shareholder note receivable	(50,000)	—
Accumulated deficit	(120,059,360)	(114,269,942)
Other comprehensive income (loss)	2,748	(30,295)

Total stockholders’ equity	18,859,684	23,470,748

Total liabilities and stockholders’ equity	$23,025,215	$28,978,954

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
License fee and milestone payments	$171,062	$2,133,282	$322,116	$2,233,121
Revenue under collaborative research and development arrangements	232,351	523,419	508,581	1,029,031
Grant and miscellaneous revenue	259,277	294,915	529,986	651,385

Total revenue	662,690	2,951,616	1,360,683	3,913,537

Operating expenses:
Research and development	1,981,895	3,519,623	3,622,320	6,860,004
General and administrative	1,827,271	1,560,985	3,641,571	3,033,722
Amortization of intangible assets	56,250	56,250	112,500	93,750
Charge for acquired in-process research and development	—	—	—	3,332,000

Total operating expenses	3,865,416	5,136,858	7,376,391	13,319,476

Loss from operations	(3,202,726)	(2,185,242)	(6,015,708)	(9,405,939)

Interest and other income	153,956	54,237	333,078	135,135

Net loss	(3,048,770)	(2,131,005)	(5,682,630)	(9,270,804)

Imputed and declared dividends on preferred stock	34,423	197,628	106,788	2,343,119

Net loss attributable to common stockholders	$(3,083,193)	$(2,328,633)	$(5,789,418)	$(11,613,923)

Amounts per common share – basic and diluted:
Net loss	$(0.10)	$(0.11)	$(0.19)	$(0.49)
Imputed and declared dividends on preferred stock	(0.00)	(0.01)	(0.00)	(0.12)
Net loss per share attributable to common stockholders	$(0.10)	$(0.12)	$(0.19)	$(0.61)

Weighted average number of common shares – basic and diluted	30,568,369	19,022,474	30,097,487	18,826,449

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Cash flows from operating activities:
Net loss	$(5,682,630)	$(9,270,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	379,189	312,665
Amortization of intangible assets	112,500	93,750
Compensation for services paid in stock options	934,229	95,267
Amortization of deferred tax liabilities	(31,500)	—
Charge for acquired in-process research and development	—	3,332,000
Deferred rent	(22,662)	(10,599)
Revenue from conversion of note payable	(10,742)	—
Changes in operating assets and liabilities:
Accounts receivable	(101,434)	(2,087,838)
Prepaid expenses and other current assets	(162,370)	(273,468)
Accounts payable and accrued expenses	(997,793)	(856,308)
Deferred revenue	(292,664)	430,554

Net cash used in operating activities	(5,875,877)	(8,234,781)

Cash flows from investing activities:
Purchases of available-for-sale securities	(13,500,000)	—
Proceeds from sales of available-for-sale securities	4,500,000	—
Purchases of capital assets	(37,126)	(235,234)
Capitalization of patents and other assets	(378,331)	(177,758)
Acquisition of business, net of cash acquired	—	(2,341,028)

Net cash used in investing activities	(9,415,457)	(2,754,020)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	74,467	288,765
Payment of preferred stock cash dividend	(99,095)	(281,035)

Net cash (used in) provided by financing activities	(24,628)	7,730

Effect of exchange rate changes on cash	22,511	—

Decrease in cash and cash equivalents	(15,293,451)	(10,981,071)

Cash and cash equivalents, beginning of period	17,166,567	17,889,797

Cash and cash equivalents, end of period	$1,873,116	$6,908,726

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Inovio Biomedical Corporation (the “Company”, “we” or “us”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheet as of June 30, 2006, condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that we consider necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2006, shown herein are not necessarily indicative of the results that may be expected for the year ended December 31, 2006, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005, included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006.

On January 25, 2005, we consummated the acquisition of Inovio AS, a Norwegian company. On June 30, 2005, we changed our corporate name from “Genetronics Biomedical Corporation” to “Inovio Biomedical Corporation” by filing a Certificate of Amendment to our Certificate of Incorporation with the State of Delaware. We also amended our Bylaws to reflect the name change. Effective April 4, 2005, our American Stock Exchange ticker symbol changed from “GEB” to “INO.”  We conduct our business through our U.S. wholly-owned subsidiaries, Genetronics, Inc., which was incorporated in California on June 29, 1983, and Inovio AS, a company incorporated in Norway.

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

We incurred a net loss attributable to common stockholders of $3,083,193 and $5,789,418 for the three and six months ended June 30, 2006, respectively, and had working capital of $9,281,043 and an accumulated deficit of $120,059,360 as of June 30, 2006. Our ability to continue as a going concern is dependent upon our ability to obtain additional capital and eventually achieve profitable operations. We will continue to rely on outside sources of financing to meet our capital needs. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to scale back our research and development programs, preclinical studies and clinical trials, and general and administrative activities and may not be able to continue in business. These unaudited condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue in business. Our unaudited condensed consolidated financial statements as of and for the period ended June 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

Certain reclassifications have been made to the financial statements for the three and six months ended June 30, 2005 to conform to the three and six months ended June 30, 2006 presentation.

2.             Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of Inovio Biomedical Corporation and its wholly owned subsidiaries, Genetronics, Inc. and Inovio AS. All material intercompany accounts and transactions have been eliminated.

3.             Stockholders’ Equity

The following is a summary of our authorized and issued common and preferred stock as of June 30, 2006:

Authorized:	300,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share

Issued and Outstanding:	2 and 52 shares of Series A Preferred Stock, par value of $0.001 per share, as of June 30, 2006 and December 31, 2005, respectively.

0 and 100 shares of Series B Preferred Stock, par value of $0.001 per share, as of June 30, 2006 and December 31, 2005, respectively.

228 and 337 shares of Series C Preferred Stock, par value of $0.001 per share, as of June 30, 2006 and December 31, 2005, respectively.

1,027,967 and 1,561,935 shares of Series D Preferred Stock, par value of $0.001 per share, as of June 30, 2006 and December 31, 2005, respectively.

30,869,211 and 29,468,756 shares of common stock, par value of $0.001 per share, as of June 30, 2006 and December 31, 2005, respectively.

Preferred Stock

In January 2005, we consummated the acquisition of Inovio AS, a Norwegian company. As part of this acquisition, we issued 1,966,292 shares of Series D Preferred Stock. See note 6 to these unaudited condensed consolidated financial statements for further discussion of this acquisition.

In May 2004, we closed a private preferred share placement and raised an aggregate of $10,901,333 through the sale of our Series C Preferred Stock to institutional and accredited investors. The Series C Preferred Stock is convertible into our common stock at a conversion price of $6.80 per share. The Series C Preferred Stock outstanding as of June 30, 2006 is convertible into 335,461 shares of our common stock. The holders of our Series C Preferred Stock are entitled to receive an annual dividend at a rate of 6%, in shares of common stock or cash, payable quarterly through June 30, 2007. As part of this dividend, we paid cash of $34,124 on June 30, 2006, to holders of our Series C Preferred Stock.

Each holder of Series C Preferred Stock received 35% warrant coverage at an exercise price of $8.80 per share exercisable through May 10, 2009. Warrants granted to holders of our Series C Preferred Stock entitle these investors the right to acquire 561,084 shares of our common stock as of June 30, 2006. The placement agents for the Series C Preferred Stock were also granted warrants entitling the agents to acquire 152,519 shares of our common stock as of June 30, 2006.  Each placement agents’ warrant entitles the holder to acquire one share of common stock at a price of $6.80 per share, exercisable through May 10, 2009.  As of June 30, 2006, no warrants issued as part of this Series C Preferred Stock offering had been exercised.

On July 16, 2003, we closed a preferred share private placement and raised an aggregate of $15,670,000, through the sale of $8,170,000 of our Series A Preferred Stock and $7,500,000 of our Series B Preferred Stock to institutional and accredited investors. The Series A Preferred Stock is convertible into our common stock at a conversion price of $2.40 per share. The Series B Preferred Stock was convertible into our common stock at a conversion price of $2.80 per share. The Series A Preferred Stock outstanding as of June 30, 2006 is convertible into a total of 8,333 shares of our common stock. There were no shares of Series B Preferred Stock outstanding at June 30, 2006.  The holders of our Series A Preferred Stock receive an annual dividend at a rate of 6%, in shares of common stock or cash, payable quarterly. Holders of Series A Preferred Stock are entitled to receive this quarterly dividend through September 30, 2006. As part of this dividend, on June 30, 2006 we paid cash of $299 to holders of our Series A Preferred Stock.

Each holder of our Series A and B Preferred Stock received 40% warrant coverage at an exercise price of $3.00 per share exercisable through July 13, 2008. Warrants granted to holders of our Series A and B Preferred Stock entitle these investors the right to acquire 2,433,073 shares of our common stock.  The placement agents for the Series A and B Preferred Stock were also granted warrants entitling the agents to acquire 477,060 shares of our common stock.  Each placement agent’s warrant entitles the holder to acquire one share of common stock at a price between $2.40 and $2.80 per share, exercisable through July 13, 2008.  As of June 30, 2006, warrants to purchase 547,920 shares issued as part of this offering had been exercised, resulting in $1,436,460 of gross proceeds.

Common Stock

In January 2005, we completed a private placement to accredited investors whereby we sold 1,540,123 shares of our common stock at a purchase price of $4.05 per share and issued warrants to purchase 508,240 shares of our common stock at an exercise price of $5.50 per share, which resulted in aggregate cash proceeds of $3,037,500. As of June 30, 2006, no warrants issued as part of this private placement had been exercised.

A portion of this private placement involved investors who converted $3,200,000 of their previous investment in our Series C Preferred Stock into 790,123 shares of the common stock issued with no associated cash proceeds to us. We recorded an imputed dividend charge of $1,942,773 in January 2005, related to these investors.

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

In June 2006, we issued 86,956 common shares to a licensing company in exchange for various patents and other assets and a $50,000 shareholder note receivable.

Warrants

In addition to warrants granted in connection with our preferred stock offerings, as discussed above, we have issued the following warrants that were outstanding as of June 30, 2006.

In connection with the leasing of our new corporate headquarters, we issued a warrant to purchase 50,000 shares of our common stock at $5.00 per share to the landlord of this leased facility in December 2004. This warrant is exercisable through December 6, 2009. This warrant was valued on the date of issuance using the Black-Scholes pricing model. The fair value of this warrant, $120,913, is being recognized ratably over the five-year term of the lease as rent expense.

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

Stock Options

We have one stock option plan pursuant to which we grant stock options to executive officers, directors, employees and consultants. This is our 2000 Stock Option Plan (the “2000 Plan”), adopted on July 31, 2000, approved by the stockholders on August 7, 2000 and approved by the stockholders as amended through May 5, 2006. As so amended, the 2000 Plan covers 4,750,000 common shares for issuance upon exercise of options granted and to be granted. Under the 2000 Plan, we had 872,994 shares of common stock available for future grants and options to purchase 2,906,152 shares outstanding at June 30, 2006. The options granted and available for future grant under the 2000 Plan generally have a term of ten years and vest over a period of three years. The 2000 Plan terminates by its terms on July 30, 2010.

The 2000 Plan supersedes all of our previous stock option plans, which include our 1995 Stock Option Plan, under which we had options to purchase 7,500 shares outstanding at June 30, 2006 and our 1997 Stock Option Plan, under which we had options to purchase 70,498 shares outstanding on June 30, 2006.

We account for options granted to non-employees in accordance with Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment. The fair value of these options at the measurement dates was estimated using the Black-Scholes pricing model.  Total stock-based compensation for options granted to non-employees for the three and six months ended June 30, 2006, was $23,229 and $96,284, respectively.   Total stock-based compensation for options granted to non-employees for the three and six months ended June 30, 2005, was $26,326 and $95,267, respectively.

The following table summarizes the stock options outstanding at June 30, 2006:

	Options outstanding			Options exercisable
Exercise price	Options outstanding	Weighted-average remaining contractual life (in years)	Weighted-average exercise price	Options exercisable	Weighted- average exercise price
$1.00-$2.00	582,563	5.86	$1.48	582,563	$1.48
$2.01-$4.00	1,696,090	8.42	$2.77	811,267	$2.75
$4.01-$6.00	512,499	7.21	$4.89	380,309	$4.95
$6.01-$8.00	117,500	6.66	$6.32	108,125	$6.31
$8.01-$22.00	75,498	2.24	$12.18	75,498	$12.18
	2,984,150	7.48	$3.26	1,957,762	$3.36

At June 30, 2006, the aggregate intrinsic value of options outstanding was $340,905, the aggregate intrinsic value of options exercisable was $340,905 and the weighted average remaining contractual term of options exercisable was 6.66 years.

Stock option activity under our stock option plans was as follows:

	Number of shares	Weighted-average exercise price
Balance, December 31, 2005	2,383,888	$3.55

Granted	796,750	2.56
Exercised	(50,878)	1.46
Cancelled	(145,610)	4.78

Balance, June 30, 2006	2,984,150	$3.26

The weighted average exercise price was $5.37 for the 89,062 options which expired during the six months ended June 30, 2006.

The weighted average grant date fair value per share was $1.88 and $2.17 for options granted during the three and six months ended June 30, 2006, respectively, and 2.62 and $3.08 for options granted during the three and six months ended June 30, 2005, respectively.

The aggregate intrinsic value of options exercised was $8,156 and $55,774 during the three and six months ended June 30, 2006, respectively, and $0 and $18,664 during the three and six months ended June 30, 2005, respectively.

4.             Net Loss Per Share

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share. Basic loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated in accordance with the treasury stock method and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive for all periods presented, basic and diluted loss per share are the same.

5.             Share-Based Compensation

Effective January 1, 2006 we adopted SFAS No. 123(R) using the modified prospective application method. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. Because we elected to use the modified prospective application method, results for prior periods have not been restated. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No.107, which provides supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS No. 123(R).

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

For the purpose of calculating pro-forma information under SFAS No. 123 for periods prior to January 1, 2006, we accounted for forfeitures as they occurred. Assumptions used in the Black-Scholes model are presented below:

	Six Months Ended June 30,
	2006		2005
Risk-free interest rate	4.74% - 4.9	6%	3.97%
Expected volatility	109%		104%
Expected life in years	6		6
Dividend yield	—		—

Total compensation cost for our stock plans for the three and six months ended June 30, 2006 was $346,174 and $837,945, respectively, of which $82,195 and $208,851 was included in research and development expenses and $263,979 and $629,094 was included in general and administrative expenses, respectively. As a result of adopting SFAS No. 123(R), the Company’s loss from operations and net loss for the three and six months ended June 30, 2006 is approximately $346,174 and $837,945 lower, respectively, than if the Company had continued to account for share-based compensation under Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Basic and diluted net loss per share for the three and six months ended June 30, 2006 are $(0.01) and $(0.03) lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.

At June 30, 2006, there was $1,883,017 of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.1 years.

Prior to January 1, 2006, we accounted for employee stock options under the measurement and recognition provisions of APB No. 25. Accordingly, we recorded no share-based compensation expense for employee stock options grants as all options granted had exercises prices not less than the fair market value of the underlying stock on the date of grant. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, we provided pro forma net loss and net loss per share disclosures for each period prior to the adoption of SFAS No. 123(R) as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans. The following table illustrates the effect on net loss attributable to common stockholders as if the fair value-based method had been applied to all outstanding and unvested awards during the three and six months ended June 30, 2005:

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net loss attributable to common stockholders, as reported	$(2,328,633)	$(11,613,923)
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(401,676)	(947,867)
Pro forma net loss attributable to common stockholders	$(2,730,309)	$(12,561,790)

Basic and diluted net loss attributable to common stockholders per share, as reported	$(0.12)	$(0.61)

Basic and diluted pro forma net loss attributable to common stockholders per share	$(0.14)	$(0.67)

6.             Inovio AS Acquisition

On January 25, 2005, we consummated the acquisition of Inovio AS, a Norwegian company (the “Acquisition”). The Acquisition expands our intellectual property in electroporation, expands the number of agreements with major pharmaceutical companies, and provides for the near-term initiation of a Phase I/II DNA vaccine clinical trial. Inovio AS is a complement to our existing electroporation therapy program. Under the terms of the transaction, we acquired the entire share capital of Inovio AS for an aggregate purchase price of $10,904,494; $3,000,000 of the purchase price consisted of cash and $7,904,494 consisted of shares of our Series D Convertible Preferred Stock, par value $0.001 per share, net of transaction costs. We issued 1,966,292 shares of the Series D Preferred Stock in the transaction, based on the average closing price of our common stock as reported on the American Stock Exchange during the 30 trading day period immediately preceding the closing.  As of June 30, 2006, 938,325 shares of the Series D Preferred Stock had been converted into 938,325 shares of our common stock.

When valuing the Series D Preferred Stock issued as part of the Acquisition for accounting purposes, we followed guidance set forth in SFAS No. 141, Business Combinations. Under SFAS No. 141, the fair value of securities issued as part of an acquisition should be valued based on the market price of those securities for a reasonable period before and after the date that the terms of the acquisition are agreed to and announced. For purposes of valuing the Series D Preferred Stock issued as part of the Acquisition, we used an average fair value of $4.02 per share of Series D Preferred Stock. This average was based on the closing prices of our common stock on each of the three days prior to the Acquisition, the day of Acquisition and the three days following the Acquisition.

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

None of these milestones have been met as of June 30, 2006.

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

Inovio AS’ results of operations for the period from the date of acquisition (January 25, 2005) through June 30, 2005, were included in our condensed consolidated statement of operations for the period ended June 30, 2005. Identifiable acquired intangible assets include in-process research and development of $3,332,000, and an intangible asset related to acquired contracts and intellectual property of approximately $4,050,000. The $3,332,000 assigned to acquired in-process research and development was recorded as an expense in the condensed consolidated statement of operations for the six months ended June 30, 2005.

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

	Six Months Ended June 30,
	2006	2005 (1)

Revenue	$1,360,683	$3,926,291
Net loss attributable to common stockholders	$(5,789,418)	$(11,858,256)
Net loss per share attributable to common stockholders	$(0.19)	$(0.63)

(1) Includes the effect of the $3,332,000 charge for acquired in-process research and development.

7.                                      Supplemental Disclosures of Cash Flow Information

	Six Months Ended June 30,
	2006	2005
Supplemental schedule of financing activities:

Imputed dividends on preferred stock	$—	$1,942,773
Issuance of preferred stock for acquisition	—	7,904,494
Common stock issued in connection with declared dividends on preferred stock	7,693	119,311
Cashless exercise of warrants	—	43
Conversions of preferred stock to common stock	1,260	242
Issuance of common stock for patents and other assets	128,922	—
Issuance of common stock in exchange for shareholder note receivable	50,000	—
Leasehold improvements financed by landlord	172,054	—

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

The risks and uncertainties are disclosed from time to time in our reports filed with the SEC, including Forms 8-K,  10-Q, and 10-K and such risks and uncertaintites are discussed in this Report under the headings “Certain Factors That Could Affect Our Future Results” later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” located Part II Item 1A. The risks included in this Report are not exhaustive. Other sections of this report may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also be aware that while we do, from time to time, communicate with securities analysts, we do not disclose any material non-public information or other confidential commercial information to them. Accordingly, individuals should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

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

Since we have been enrolling patients in a Phase I study to treat locally recurrent breast cancer after a mastectomy or partial mastectomy using our SECTA therapy.  In addition, in 2005, we initiated a Phase I pancreatic cancer study.  Although we still believe that a potential pancreatic disease indication for SECTA would be attractive commercially due to the unmet clinical need for improved local control, the pancreatic trial was terminated to maintain a focused and more manageable clinical program. As a result we have taken steps to terminate the study during  the 2nd quarter of 2006.

In addition, as part of our MedPulser® product line, we have been developing devices for the delivery of DNA for vaccinations and gene therapy. The flagship of our development efforts involve licensing agreements with Merck & Co., Inc. and Vical, Inc. in which these companies are supporting the development and registration of the therapies using Inovio devices. Most recently, we executed a collaborative commercialization agreement with Tripep AS to co-develop a Hepatitis C therapeutic vaccine (HCV). Other activities include Phase I trials at the H. Lee Moffitt Cancer Center and at the University of Southampton. As a result of our partnerships in this area, our DNA Electroporation Delivery Technology is currently being evaluated in four separate Phase I clinical trials.

We will continue to seek new strategic licensing partners for the use of electroporation for the delivery of drugs in the treatment of cancer and delivery of genes into cells. We will not receive any additional milestone or licensing payments for development or sale of our products until a new strategic alliance is in place or we achieve the milestones specified in our existing agreements, or product sales commence under our existing agreements. There can be no assurance that we will be able to contract with such a partner or that we can achieve the milestones set out in our agreements.

Until the commercialization of human-use clinical products currently in the clinic, we expect revenues and other income to continue to be attributable to collaborative research arrangements, licensing fees, grants and interest income.

Due to the amount of expenses incurred in the development of the oncology and gene delivery systems, we have been unprofitable since 1994. As of June 30, 2006, we had an accumulated deficit of $120,059,360. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

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

Our critical accounting policies include:

Revenue Recognition.    We have adopted a strategy of co-developing or licensing our gene delivery technology for specific genes or specific medical indications. Accordingly, we have entered into collaborative research and development agreements and have received funding for pre-clinical research and clinical trials. Payments under these agreements, which are non-refundable, are recorded as revenue as the related research expenditures are incurred pursuant to the terms of the agreements and provided collectibility is reasonably assured.

License fees comprise initial fees and milestone payments derived from collaborative licensing arrangements. Non-refundable milestone payments continue to be recognized upon the achievement of specified milestones when we have earned the milestone payment, provided the milestone payment is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement (We defer payments for milestone events which are reasonably assured and recognize them ratably over the minimum remaining period of our performance obligations.).  Payments for milestones which are not reasonably assured are treated as the culmination of a separate earnings process and are recognized as revenue when the milestones are achieved.

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

Long-lived Assets.    We assess the recoverability of long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we reduce the carrying value of the asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through June 30, 2006.

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

Valuation of Goodwill and Intangible Assets. Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of June 30, 2006, our goodwill and intangible assets, net of accumulated amortization, totaled $8,021,844. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our condensed consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments.  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  As of June 30, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155.  The Company is required to adopt SFAS No. 155 effective January 1, 2007.

Results of Operations

Revenue. We had total revenue of $662,690 and $1,360,683, respectively, for the three and six months ended June 30, 2006, compared to $2,951,616 and $3,913,537, respectively, for the three and six months ended June 30, 2005. During the three and six months ended June 30, 2006, we recognized revenue of $38,267 and $155,293, respectively, attributable to the operations of Inovio AS, a Norwegian company we acquired in January 2005. During the three and six months ended June 30, 2005, we recognized revenue of $273,815 and $606,378, respectively, attributable to the operations of Inovio AS.  Revenue primarily consists of license fees, milestone payments and amounts received from collaborative research and development agreements and grants.

Revenue under license fees and milestone payments was $171,062 and $322,116, respectively, for the three and six months ended June 30, 2006, as compared to $2,133,282 and $2,233,121, respectively, for the three and six months ended June 30, 2005. The decrease in revenue under license fees and milestone payments fees for the three and six month period ended June 30, 2006, as compared to the comparable periods in 2005, was mainly due to the recognition of a $2,000,000 milestone payment during the three months ended June 30, 2005, resulting from the achievement of a clinical milestone by Merck for a plasmid-based vaccine using our MedPulser®  DNA Delivery System.  Under the Merck agreement, we may receive additional future milestone payments linked to the successful development of a product if achieved.   Also, an additional $500,000 license fee payment was received from Merck in June 2005 from the Merck Agreement, under which the parties seek to develop and commercialize our MedPulser® DNA Delivery System for use with certain of Merck’s DNA vaccine programs.  The license payments received from Merck in prior years are being amortized over the remaining minimum term of the agreement. Royalties are payable on sales of a product utilizing the device developed under the Merck Agreement.  As of June 30, 2006, no royalties have been paid.

During the three and six months ended June 30, 2006, we recorded revenue under collaborative research and development arrangements of  $232,351 and $508,581, respectively, as compared to $523,419 and $1,029,031, respectively, for the three and  six months ended June 30, 2005. This decrease in revenue was primarily due to less collaborative research and development revenue recognized from the Merck Agreement. Billings from research and development work performed pursuant to the Merck Agreement are recorded as revenue as the related research expenditures are incurred pursuant to the terms of the agreement.

Grant and miscellaneous revenue was $259,277 and $529,986, respectively, for the three and six months ended June 30, 2006, as compared to $294,915 and $651,385 for the three and six months ended June 30, 2005. The decrease in grant and miscellaneous revenue for the three and six months ended June 30, 2006, as compared to the comparable periods in 2005, was mainly due to less revenue recognized from our European Union and U.S. Army grants received from the acquisition of Inovio AS due to timing of the work performed.

Research and Development Expenses. Research and development expenses, which include clinical trial costs, for the three and six months ended June 30, 2006, were $1,981,895 and $3,622,320, respectively, as compared to $3,519,623 and $6,860,004 for the three and six months ended June 30, 2005, respectively. The decrease in research and development expenses for the three and six months ended June 30, 2006, as compared to the comparable periods in 2005, was primarily due to a decrease in clinical trial expenses. Historically, clinical expenses have included costs related to the use of an outside Clinical Research Organization (“CRO”). Throughout the six months ended June 30, 2006, we increased the use of internal resources to more cost effectively fulfill those activities formerly undertaken by this CRO. The remainder of the decrease was mainly due to lower cost of manufacturing products to support these clinical trials and research collaborations, decreased external research expenses and other expenses associated with our clinical trials and lower outside regulatory consulting costs associated with our clinical trials. These were offset by an increase in share-based compensation expense of $82,195 and $208,851 for the three and six months ended June 30, 2006, respectively, related to options issued to employees. During the three and six months ended June 30, 2006, research and development expenses also included $37,265 and $185,693, respectively, in research and development costs attributable to Inovio AS, as compared to $359,729 and $633,114 for the three and six months ended June 30, 2005, respectively.

General and Administrative Expenses. General and administrative expenses, which include business development expenses, for the three and six months ended June 30, 2006, were $1,827,271 and $3,641,571, respectively, as compared to $1,560,985 and $3,033,722 for the three and six months ended June 30, 2005, respectively. The increase in general and administrative expenses for the three and six months ended June 30, 2006, as compared to the comparable periods in 2005, was mainly due to share-based compensation expense of $263,979 and $629,094, respectively, related to options issued to employees. General and administrative costs attributable to Inovio AS were insignificant for the three and six months ended June 30, 2006.

Share-Based Compensation. Prior to January 1, 2006, we accounted for our stock plans using the intrinsic value method under APB No. 25. Effective January 1, 2006, we adopted SFAS No. 123(R), and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-value based method to account for stock-based compensation. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee’s requisite service period. Total compensation cost for our stock plans for the three and six months ended June 30, 2006 was $346,174 and $837,945, respectively.

Amortization of Intangible Assets. Amortization of intangible assets was $56,250 and $112,500 during the three and six months ended June 30, 2006, respectively, as compared to $56,250 and $93,750 for the three and six months ended June 30, 2005, related to an intangible asset associated with contracts and intellectual property acquired as part of our purchase of Inovio AS in January 2005.

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

Interest and Other Income. Interest and other income for the three and six months ended June 30, 2006, was $153,956 and $333,078, respectively, as compared to $54,237 and $135,135 for the three and six months ended June 30, 2005.  The increase in interest and other income for the three and six months ended June 30, 2006 was primarily due to a larger cash and investments balance and higher average interest rate.

Imputed and Declared Dividends on Preferred Stock. Our Series A and B Preferred Stock requires payment of an annual dividend at a rate of 6%, in shares of common stock or cash, payable quarterly. Holders of these shares of Series A and B are entitled to receive this quarterly dividend through September 30, 2006. As part of this dividend, on March 31, 2006 we issued a total of 2,871 common shares valued at $7,693 to holders of our Series A Preferred Stock, and paid $14,795 in cash to the former holders of our Series B Preferred Stock, who converted them during the quarter ended March 31, 2006, based on the number of days in 2006 prior to the conversion that they had held their Series B Preferred Stock. On June 30, 2006 we paid cash of $299 to holders of our Series A Preferred Stock.  There were no shares of Series B Preferred Stock outstanding on June 30, 2006.  We issued a total of 13,888 common shares valued at $59,326 on March 31, 2005 to holders of Series A and B Preferred Stock, and issued 19,789 common shares valued at $59,985 on June 30, 2005.

The holders of Series C Preferred Stock receive an annual dividend rate of 6%, in shares of common stock or cash, payable quarterly through June 30, 2007.  As part of this dividend, we paid cash of $49,877 and $34,124, respectively, on March 31, 2006 and June 30, 2006, to holders of our Series C Preferred Stock. We paid cash of $143,392  and $137,643, respectively, on March 31, 2005 and June 30, 2005, to holders of our Series C Preferred Stock.

We recorded an imputed dividend charge of $1,942,773 during the six months ended June 30, 2005, related to investors who converted $3,200,000 of their previous Series C Preferred Stock investment into 790,123 shares of our common stock as part of our January 2005 private placement.

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

On January 25, 2005, we consummated the acquisition of Inovio AS. We acquired the entire share capital of Inovio AS for an aggregate purchase price of $10,904,494, which consisted of $3,000,000 in cash and $7,904,494 in the issuance of shares of our Series D Convertible Preferred Stock.

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

As of June 30, 2006, we had working capital of $9,281,043, as compared to $14,185,032 as of December 31, 2005.  The decrease in working capital during the six months ended June 30, 2006 was primarily due to expenditures related to our research and development and clinical trial activities, as well as various general and administrative expenses related to legal, corporate development, investor relations and financing activities.

As of June 30, 2006, we had an accumulated deficit of $120,059,360.  We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment.  We are evaluating potential partnerships as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond next year. The outcome of these matters cannot be predicted at this time.

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

Certain Factors That Could Affect Our Future Results

All of the information in this Form 10-Q, including the factors listed below should be carefully considered and evaluated. These factors are not the only concerns or uncertainties facing our company. Additional matters not now known to us or that we may currently deem immaterial could also impair our ability to conduct business in the future.

If any of the circumstances among the following or others factors actually occur or occur again, our ability to commercialize our technology and the therapies we believe are derivable therefrom could be compromised and the trading price of our common stock could decline.

If We Are Unable To Develop Commercially Successful Products, Including Our Medpulser Electroporation Therapy System In Various Markets For Multiple Indications, Particularly For The Treatment Of Head And Neck Cancer, Our Business Will Be Harmed And We May Be Forced To Curtail Or Cease Operations. Our ability to achieve and sustain operating profitability depends on our ability to successfully commercialize our MedPulser Electroporation Therapy System in Europe and the US for use in treating solid tumors, particularly for the treatment of head and neck cancer, and other indications.  This will depend in large part on our ability to commence, execute and complete clinical programs and obtain regulatory approvals for our MedPulser Electroporation Therapy System. We have received various regulatory approvals, which apply to Europe for our MedPulser Electroporation Therapy System for use in treating solid tumors; the products related to such regulatory approval have not yet been commercialized. The FDA has been notified that most of our study population will be from non-English speaking sites in Eastern Europe whose outcome data may be considered to be unlike the United States, Canada and Western Europe.  Further clinical trials are still necessary before we can seek regulatory approval to sell our products in the United States for treating solid tumors. We cannot assure you we will receive approval for our MedPulser Electroporation Therapy System for the treatment of head and neck cancer or other types of cancer or indications in the United States or in other countries or, if approved, that we will achieve significant level of sales. If we fail to commercialize our products, we may be forced to curtail or cease operations.

We have commenced additional clinical studies in different indications, such as breast, and are also in the pre-clinical stages of research and development with other new product candidates using our electroporation technology. These new indications and product candidates will require significant costs to advance through the development stages. If such product candidates are advanced through clinical trials, the results of such trials may not gain FDA approval. Even if approved, our products may not be commercially successful. If we fail to develop and commercialize our products, we may be forced to curtail or cease operations.

We cannot assure you that we will successfully develop any products. If we fail to develop or successfully commercialize any products, we may be forced to curtail or cease operations. Additionally, much of the commercialization efforts for our products must be carried forward by a licensing partner. We may not be able to obtain such a partner.

The Market For Our Stock Is Volatile, Which Could Adversely Affect An Investment In Our Stock. Our share price and volume are highly volatile. This is not unusual for biomedical companies of our size, age, and with a discrete market niche. It also is common for the trading volume and price of biotechnology stocks to be unrelated to a company’s operations, i.e. to go up or down on positive or no news. Our stock has exhibited this type of behavior in the past, and may well exhibit it in the future. The historically low trading volume of our stock, in relation to many other biomedical companies of our size, makes it more likely that a severe fluctuation in volume, either up or down, will affect the stock price.

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

We have completed Phase II clinical trials and are conducting two Phase III clinical trials of our lead product candidate, the MedPulser® Electroporation Therapy System, for the treatment of recurrent and second primary head and neck cancers. In addition, we are conducting two Phase IV (or Pre-Marketing) clinical trials of our MedPulser® Electroporation Therapy System for the treatment of new and recurrent head and neck cancers and new and recurrent primary skin cancers, and have started a Phase I clinical trial of our MedPulser® Electroporation Therapy System for the treatment of breast cancer. Current or future clinical trials may demonstrate the MedPulser® Electroporation Therapy System is neither safe nor effective.

Any delays or difficulties we encounter in our pre-clinical research and clinical trials, in particular the Phase III clinical trials of our MedPulser® Electroporation Therapy System for the treatment of recurrent head and neck cancer, may delay or preclude regulatory approval. Our product development costs will increase if we experience delays in testing or regulatory approvals or if we need to perform more or larger clinical trials than planned. Any such events could also delay or preclude the commercialization of our MedPulser® Electroporation Therapy System or any other product candidates.

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

The patients admitted to our oncology clinical trials conducted in the United States and Europe are experiencing late stage cancer and are in a diminished physical state prior to entering our studies and thus these patients can experience serious adverse events (SAEs) whether due to our technology or other procedures. To date, there have been seven SAEs that were at least possibly related to our technology that resulted in death, a life-threatening experience, or hospitalization or prolongation of existing hospitalization. All seven SAEs were reported to the FDA. The SAEs were excessive bleeding in the tumor bed, edema of larynx, sudden death (suspected heart failure), weight loss, sudden death (cause unknown), obstruction of the airway, and death (suspected internal bleeding). The safety issues will have to be well-managed as bleeding is a potential SAE that can occur anytime until the wound is healed.  Because our studies are controlled and ongoing, we cannot assure you that these or other SAEs will not delay or prevent approval of our product by the FDA.

In addition, any of our clinical trials for our treatment may be delayed or halted at any time for various reasons, including:

•                                          The electroporation-mediated delivery of drugs or other agents may be found to be ineffective or to cause harmful side effects, including death;

•                                          Our clinical trials may take longer than anticipated, for any of a number of reasons including a scarcity of subjects that meet the physiological or pathological criteria for entry into the study and a scarcity of subjects that are willing to participate through the end of the trial, or follow-up visits;

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

Possible Deviations from Protocol.  Proper administration of bleomycin and electroporation is critical to achieving a similar rate of recurrence to surgery.  The hospitals or the physicians working at the hospitals may not perform the trial correctly. Without a similar rate of recurrence, we are not likely to have a pharmacoeconomic profile as the patient will be crossed over to surgery.  If we over electroporate we may cause permanent damage to the normal tissue and create wound healing issues.  Deviations from protocol may make the clinical data not useful and the trial could be essentially worthless.

Potential for Conflict of Interest. Physicians working on protocols may have an improper economic interest in our company, or other conflict of interest. When a physician has a personal stake in the success of the trial, such as can be inferred if the physician owns stock, or rights to purchase stock of the trial sponsor, it can create suspicion that the trial results were improperly influenced by the physician’s interest in economic gain. Not only can this put the clinical trial results at risk, but it can also do serious damage to a company’s reputation.

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

If any of these events were to occur, it could have a material adverse effect on our ability to receive regulatory authorization to sell our human-use equipment and our reputation. Negative events that arise in the performance of clinical trials sponsored by biotechnology companies of our size and with limited cash reserves similar to ours have resulted in companies going out of business.

Even If Our Products Are Approved By Regulatory Authorities, If We Fail To Comply With On-Going Regulatory Requirements, Or If We Experience Unanticipated Problems With Our Products, These Products Could Be Subject To Restrictions Or Withdrawal From The Market. Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to certain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, including unanticipated adverse events of unanticipated severity or frequency, manufacturer or manufacturing processes or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures or detention, injunctions or the imposition of civil or criminal penalties.

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

Our Ability To Achieve Significant Revenues From Sales Or Leases Of Human-Use Products Will Depend On Establishing Effective Sales, Marketing And Distribution Capabilities Or Relationships And We Currently Lack Substantial Experience In These Areas. To market our products, we will need to develop sales, marketing and distribution capabilities. In order to develop or otherwise obtain these capabilities, we may have to enter into marketing, distribution or other similar arrangements with third parties in order to sell, market and distribute our products successfully. To the extent we enter into any such arrangements with third parties, our product revenue is likely to be lower than if we marketed and sold our products directly, and our revenues will depend upon the efforts of such third parties.

We have limited experience in sales, marketing and distribution of clinical and human-use products and we currently have no sales, marketing or distribution capability. If we decide to market and sell our human-use products directly, we must develop a marketing and sales force. This would involve substantial costs, training, and time. We may be unable to develop sufficient sales, marketing and distribution capabilities to commercialize our products successfully. Regardless of whether we elect to use third parties or seek to develop our own marketing capability, we may not be able to successfully commercialize any product.

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

We cannot guarantee that any of the results from these collaborations will be successful. We also cannot be sure that we will be able to continue to collaborate with individuals and institutions that will further our work, or that we will be able to do so under terms that are not overly restrictive. If we are not able to maintain or develop new collaborative relationships, it is likely the research pace will slow down and it will take longer to identify and commercialize new products, or new indications for our existing products.

We Rely Heavily On Our Patents And Proprietary Rights To Attract Partnerships And Maintain Market Position. The strength of our patent portfolio is an important factor that will influence our success is. Patents give the patent holder the right to prevent others from using its patented technology. If someone infringes upon the patented material of a patent holder, the patent holder has the right to initiate legal proceedings against that person to protect the patented material. These proceedings, however, can be lengthy and costly. We perform an ongoing review of our patent portfolio to confirm that our key technologies are adequately protected. If we determine that any of our patents require either additional disclosures or revisions to existing information, we may ask that such patents be reexamined or reissued, as applicable, by the United States Patent and Trademark Office.

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

Dangers of Being Charged With Infringement. Although we are not currently aware of any parties intending to pursue infringement claims against us, there is the possibility that we may use a patented technology owned by another person and/or be charged with infringement. Defending or indemnifying a third party against a charge of infringement can involve lengthy and costly legal actions, and there can be no guarantee of a successful outcome. Biotechnology companies comparable to us in size and financial position have gone out of business after fighting and losing an infringement battle. If we or our partners were prevented from using or selling our human-use equipment, then our business would be materially adversely affected.

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

If We Are Not Successful In Developing Our Current Products, Our Business Model May Change As Our Priorities And Opportunities Change. Our Business May Never Develop To Be Profitable Or Sustainable. There are many products and programs that to us seem promising and that we could pursue. However, with limited resources, we may decide to change priorities and shift programs away from those that we had been pursuing for the purpose of exploiting our core technology of electroporation. The choices we may make will be dependent upon numerous factors, which we cannot predict. We cannot be sure that our business model, as it currently exists or as it may evolve, will enable us to become profitable or to sustain operations.

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

Our Dependence Upon Non-Marketed Products, Lack Of Experience In Manufacturing And Marketing Human-Use Products, And Our Continuing Deficit May Result In Even Further Fluctuations In Our Trading Volume And Share Price. Successful approval, marketing, and sales of our human-use equipment are critical to the financial future of our company. Our human-use products are not yet approved for sale neither in the United States nor in other jurisdictions and we may never obtain those approvals. Even if we do obtain approvals to sell our human-use products in the United States, those sales may not be as large or timely as we expect. These uncertainties may cause our operating results to fluctuate dramatically in the next several years. We believe that quarter-to-quarter or annual comparisons of our operating results are not a good indicator of our future performance. Nevertheless, these fluctuations may cause us to perform below the expectations of the public market analysts and investors. If this happens, the price of our common shares would likely fall.

We Have Product Liability Issues With Human-Use Equipment. The testing, marketing and sale of human-use products expose us to significant and unpredictable risks of equipment product liability claims. These claims may arise from patients, clinical trial volunteers, consumers, physicians, hospitals, companies, institutions, researchers or others using, selling, or buying our equipment. Product liability losses are inherent in our business and will exist even after the products are approved for sale. If our human-use equipment is commercialized, we face the possibility that use (or misuse) of the equipment will result in personal injury. The chance of such an occurrence will increase after a product is on the market.

We possess liability insurance in connection with ongoing business and products, and we will purchase additional policies if such policies are determined by management to be necessary. The insurance we purchase may not provide adequate coverage in the event a claim is made, however, and we may be required to pay claims directly. If we did have to make payment against a claim, it would impact our financial ability to perform the research, development, and sales activities we have planned.

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

Disruption of the manufacture of our products, for whatever reason, could delay or interrupt our ability to manufacture or deliver our products to customers on a timely basis. This would be expected to affect revenue and may also affect our long-term reputation. In the event we provide product of inferior quality, product liability claims and warranty obligations, could negatively affect our financial performance.

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

We May Not Meet Environmental Guidelines And As A Result Could Be Subject To Civil And Criminal Penalties. Like all companies in our industry, we are subject to a variety of governmental regulations relating to the use, storage, discharge and disposal of hazardous substances. Our safety procedures for handling, storage and disposal of such materials are designed to comply with applicable laws and regulations. While we believe we are currently in compliance with all material applicable environmental regulations, if we are found to not comply with environmental regulations, or if we are involved with contamination or injury from these materials, then we may be subject to civil and criminal penalties. This would have a negative impact on our reputation and finances, and could result in a slowdown or even complete cessation of our business.

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

If, during any year, our independent auditor is not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, tested or assessed, or if the independent auditor interprets the requirements, rules or regulations differently than we do, our independent auditor may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income that we can earn on our cash and cash equivalents and short-term investments.  We are subject to interest rate risk on our cash equivalents, which, as of June 30, 2006, had an average interest rate of approximately 4.77%.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk.  We mitigate default risk by investing in investment grade securities.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments.  Declines in interest rates over time will, however, reduce our interest income.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2006.

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

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934) that occurred during the six months ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

As of June 30, 2006, we had an accumulated deficit of $120,059,360. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. We are evaluating potential partnerships as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond next year. The outcome of these matters cannot be predicted at this time.

Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to further scale back our research and development programs, preclinical studies and clinical trials, general, and administrative activities and may not be able to continue in business. Including the cash proceeds received from financings, various licensing payments, the exercise of employee stock options and investor warrants, we believe we have sufficient funds to fund operations through the middle of the second quarter 2007.

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

•                                          Higher than expected costs involved in complying with the regulatory process to get our human-use products approved, including the number, size, and timing of necessary clinical trials and costs associated with the current assembly and review of existing clinical and pre-clinical information;

•                                          Higher than expected costs involved in patenting our technologies and defending them and pursuing our intellectual property strategy;

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

•                                          A change in the rate of success in our Phase III clinical trial of MedPulser® Electroporation Therapy System and in our other clinical trials;

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

In the past, we have raised funds by public and private sale of our stock, and we are likely to do this in the future to raise needed funds. Sale of our stock to new private or public investors usually results in existing stockholders becoming “diluted.” The greater the number of shares sold, the greater the dilution. A high degree of dilution can, among other things, make it difficult for the price of our stock to rise rapidly. Dilution also lessens the voting power of stockholders.

We expect that our cash and cash equivalents on hand and cash available from the periodic liquidation of our short-term investments will be sufficient to fund our operations through the beginning of the second quarter of 2007. Accordingly, prior to that time we will need to raise additional capital to continue to fund operations at their current level. We cannot assure you that we will be able to raise capital needed to fund operations, or that we will be able to raise capital under terms that are favorable to us.

A SMALL NUMBER OF LICENSING PARTNERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUE IN EACH PERIOD AND OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD SUFFER IF WE LOSE THESE LICENSING PARTNERS OR FAIL TO ADD ADDITIONAL LICENSING PARTNERS IN THE FUTURE.

We derive a significant portion of our revenue from a limited number of licensing partners in each period. Accordingly, if we fail to sign additional future contracts with major licensing partners, if a licensing contract is delayed or deferred, or if an existing licensing contract expires or is cancelled and we fail to replace the contract with new business, our revenue could be adversely affected. Until commercialization of our Medpulser Electroporation Therapy System, we expect that a limited number of licensing partners will continue to account for a substantial portion of our revenue in each quarter in the foreseeable future. During the three and six months ended June 30, 2006, one licensing partner, Merck, accounted for approximately 57% and 58%, respectively, of our consolidated revenue. During the three and six months ended June 30, 2005, Merck accounted for approximately 90% and 81%, respectively, of our consolidated revenue.

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

Merck can terminate its May 2004 license and collaboration agreement with us at any time in its sole discretion, without cause, by giving ninety days’ advance notice to us. If this agreement is terminated by Merck at any time during the first two years of the collaboration term, then Merck shall continue, for a six-month period beginning on the date of such termination, to make payments previously approved by the project’s joint collaboration committee in relation to scientists and outside contractors engaged by us in connection with the agreement. During the three and six months ended June 30, 2006, Merck accounted for approximately 57% and 58%, respectively, of our consolidated revenue. During the three and six months ended June 30, 2005, Merck accounted for approximately 90% and 81%, respectively, of our consolidated revenue.

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

CHANGES IN FOREIGN EXCHANGE RATES MAY AFFECT OUR FUTURE OPERATING RESULTS.

In January 2005, we acquired Inovio AS, a Norwegian company. During the three and six months ended June 30, 2006, Inovio AS contributed approximately $38,267 and $155,293 to our revenue, respectively, which amounted to approximately 6% and 11% of our total revenue. Inovio AS conducts its operations primarily in foreign currencies, including the Euro, Norwegian Kroner and Swedish Krona. Fluctuation in the values of these foreign currencies relative to the U.S. dollar will affect our financial results which are reported in US dollars and will cause U.S. dollar translation of such currencies to vary from one period to another. We cannot predict the effect of exchange rate fluctuations upon future operating results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On May 5, 2006, we held our annual meeting of stockholders.  Of the 32,140,390 shares eligible to vote, 19,603,339 votes, or 61%, were returned, constituting a quorum.  At the stockholders’ meeting, the following matters were submitted to stockholders for vote:

•                  Proposal No. 1 – Election of Directors;

•                  Proposal No. 2 – Amendment of our 2000 Stock Option Plan (the “Plan”) to increase the maximum number of common shares reserved for issuance under the Plan, including options currently outstanding, from 4,250,000 shares to 4,750,000 shares; and

•                  Proposal No. 3 – Ratification of the appointment of our independent registered public accounting firm.

The results of the voting on these proposals are as follows:

1.             Proposal No. 1 - Each of the individuals below were elected by the stockholders to serve until the next annual meeting of the stockholders or until his successor is duly elected or appointed, subject to earlier resignation or removal.

Director	Votes For	Votes Against	Votes Withheld
Avtar Dhillon	19,549,624	—	53,715
James L. Heppell	19,538,428	—	59,753
Simon X. Benito	19,536,327	—	67,012
Tazdin Esmail	19,564,477	—	38,862
Felix Theeuwes	19,546,121	—	57,218
Riaz Bandali	19,535,765	—	67,574

2.             Proposal No. 2 – The stockholders approved an amendment to our 2000 Stock Option Plan (the “Plan”) to increase the maximum number of common shares reserved for issuance under the Plan, including options currently outstanding, from 4,250,000 shares to 4,750,000 shares. The total number of votes cast for, against, and withheld was 10,494,927, 183,477, and 6,979, respectively. The number of broker non-votes was 8,726,470.  Broker non-votes count in determining if a quorum is present but do not count towards vote tabulation.

3.             Proposal No. 3 - The stockholders approved the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006. The total number of votes cast for, against, and withheld was 19,421,988, 0, and 100, respectively.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document
10.1

Amended 2000 Stock Option Plan (as amended by the Board of Directors through March 6, 2006 with approvals by stockholders through May 5, 2006) (incorporated by reference to Exhibit 4.1 of registrants Registration Statement on Form S-8 filed July 28, 2006)

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

Inovio Biomedical Corporation

Date: August 7, 2006	By:	/s/ Peter Kies
Peter Kies Authorized Officer and Chief Financial Officer