Form 10-Q
period 2006-09-30
INOVIO BIOMEDICAL CORP
filed 2006-11-09
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, was 35,530,844 as of November 6, 2006.

INOVIO BIOMEDICAL CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2006

Part I. Financial Information

Item 1. Financial Statements

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,939,893	$17,166,567
Short-term investments	5,700,000	—
Accounts receivable	304,090	284,171
Prepaid expenses and other current assets	1,157,842	870,169

Total current assets	9,101,825	18,320,907

Fixed assets, net	459,404	375,613
Patents and other assets, net	2,375,549	2,148,090
Goodwill	4,290,594	4,290,594
Intangible assets, net	3,675,000	3,843,750

Total assets	$19,902,372	$28,978,954

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$1,444,794	$1,864,935
Accrued clinical trial expenses	614,468	1,064,497
Deferred revenue	675,450	1,206,443

Total current liabilities	2,734,712	4,135,875

Deferred rent	245,851	285,875
Deferred tax liabilities	1,029,000	1,076,250
Long-term liabilities	—	10,206

Total liabilities	4,009,563	5,508,206

Stockholders’ equity:
Preferred stock	1,028	1,562
Common stock	30,935	29,469
Additional paid-in capital	139,426,629	137,739,954
Shareholder note receivable	(59,290)	—
Accumulated deficit	(123,499,947)	(114,269,942)
Other comprehensive loss	(6,546)	(30,295)

Total stockholders’ equity	15,892,809	23,470,748

Total liabilities and stockholders’ equity	$19,902,372	$28,978,954

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
License fee and milestone payments	$204,699	$155,397	$526,815	$2,388,518
Revenue under collaborative research and development arrangements	254,137	275,509	762,718	1,304,539
Grant and miscellaneous revenue	116,993	293,574	646,979	944,959

Total revenue	575,829	724,480	1,936,512	4,638,016

Operating expenses:
Research and development	2,185,931	2,413,044	5,808,251	9,273,048
General and administrative	1,870,378	1,288,490	5,511,949	4,322,212
Amortization of intangible assets	56,250	56,250	168,750	150,000
Charge for acquired in-process research and development	—	—	—	3,332,000

Total operating expenses	4,112,559	3,757,784	11,488,950	17,077,260

Loss from operations	(3,536,730)	(3,033,304)	(9,552,438)	(12,439,244)

Interest and other income	127,849	42,505	460,927	177,641

Net loss	(3,408,881)	(2,990,799)	(9,091,511)	(12,261,603)

Imputed and declared dividends on preferred stock	31,706	199,648	138,494	2,542,767

Net loss attributable to common stockholders	$(3,440,587)	$(3,190,447)	$(9,230,005)	$(14,804,370)

Amounts per common share – basic and diluted:
Net loss	$(0.11)	$(0.16)	$(0.30)	$(0.65)
Imputed and declared dividends on preferred stock	(0.00)	(0.01)	(0.00)	(0.13)
Net loss per share attributable to common stockholders	$(0.11)	$(0.17)	$(0.30)	$(0.78)

Weighted average number of common shares – basic and diluted	30,902,644	19,083,983	30,368,822	18,913,237

Net loss for the three and nine month periods ended September 30, 2006 included stock-based compensation expense that the Company recorded as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” on January 1, 2006. Total compensation cost under SFAS No. 123(R) for our stock plans for the three and nine months ended September 30, 2006 was $320,702 and $1,158,647, respectively, of which $62,766 and $271,617 was included in research and development expenses and $257,936 and $887,030 was included in general and administrative expenses, respectively. The Company did not record stock-based compensation expense for the three and nine months ended September 30, 2005. As previously disclosed in the notes to the financial statements for the three and nine months ended September 30, 2005, net loss including pro forma stock-based compensation expense was $(3,546,838) and $(16,108,532), respectively.  See Note 5 to the financial statements for additional information.

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Cash flows from operating activities:
Net loss	$(9,091,511)	$(12,261,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	583,595	485,288
Amortization of intangible assets	168,750	150,000
Compensation for services paid in stock options	1,320,535	107,017
Compensation for services paid in common stock	50,000	—
Amortization of deferred tax liabilities	(47,250)	—
Charge for acquired in-process research and development	—	3,332,000
Deferred rent	(40,024)	(20,059)
Revenue from conversion of note payable	(10,814)	—
Changes in operating assets and liabilities:
Accounts receivable	(16,293)	154,393
Prepaid expenses and other current assets	(450,998)	(277,135)
Accounts payable and accrued expenses	(872,398)	(1,691,592)
Deferred revenue	(541,884)	165,926

Net cash used in operating activities	(8,948,292)	(9,855,765)

Cash flows from investing activities:
Purchases of available-for-sale securities	(13,500,000)	—
Proceeds from sales of available-for-sale securities	7,800,000	—
Purchases of capital assets	(94,623)	(282,232)
Capitalization of patents and other assets	(496,625)	(302,224)
Acquisition of business, net of cash acquired	—	(2,341,028)

Net cash used in investing activities	(6,291,248)	(2,925,484)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	121,167	288,765
Payment of preferred stock cash dividend	(130,801)	(420,038)

Net cash used in financing activities	(9,634)	(131,273)

Effect of exchange rate changes on cash	22,500	—

Decrease in cash and cash equivalents	(15,226,674)	(12,912,522)

Cash and cash equivalents, beginning of period	17,166,567	17,889,797

Cash and cash equivalents, end of period	$1,939,893	$4,977,275

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Inovio Biomedical Corporation (the “Company”, “we” or “us”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheet as of September 30, 2006, condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that we consider necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2006, shown herein are not necessarily indicative of the results that may be expected for the year ended December 31, 2006, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005, included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006.

On January 25, 2005, we consummated the acquisition of Inovio AS, a Norwegian company. On September 30, 2005, we changed our corporate name from “Genetronics Biomedical Corporation” to “Inovio Biomedical Corporation” by filing a Certificate of Amendment to our Certificate of Incorporation with the State of Delaware. We also amended our Bylaws to reflect the name change. Effective April 4, 2005, our American Stock Exchange ticker symbol changed from “GEB” to “INO.”  We conduct our business through our U.S. wholly-owned subsidiaries, Genetronics, Inc., which was incorporated in California on June 29, 1983, and Inovio AS, a company incorporated in Norway.

We are a San Diego-based biomedical company whose technology platform is based on medical devices that use Electroporation Therapy to deliver drugs and genes into cells. We are developing and seeking to commercialize medical therapies to address a number of diseases with critical unmet treatment needs using Electroporation Therapy.

Our Selective Electrochemical Tumor Ablation (“SECTA”) is designed for local treatment of solid tumors, with selective killing of cancer cells while preserving surrounding healthy tissue. We are moving our lead product, the MedPulser®, through pre-marketing studies for head and neck cancer and skin cancers in Europe, where it has CE Mark accreditation, a U.S. Phase III pivotal study for head and neck cancer, and a Phase I trial for breast cancer.  Our system delivers electrical pulses to tumors injected with the generic drug bleomycin. The distinctive feature of the system, which uses a generator together with disposable needle applicators, is the preservation of healthy tissue at the margins of the tumor.

Merck & Co., Inc., Vical, University of Southampton and H. Lee Moffitt Cancer Center are conducting Phase I clinical studies of novel gene-based therapies and DNA vaccines delivered using our electroporation-based technology. Innogenetics and Pharmexa are conducting DNA vaccine clinical studies using our recently acquired DNAvax® technology.

We incurred a net loss attributable to common stockholders of $3,440,587 and $9,230,005 for the three and nine months ended September 30, 2006, respectively, and had working capital of $6,367,113 and an accumulated deficit of $123,499,947 as of September 30, 2006. Our ability to continue as a going concern is dependent upon our ability to obtain additional capital and eventually achieve profitable operations. We will continue to rely on outside sources of financing to meet our capital needs. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to scale back our research and development programs, preclinical studies and clinical trials, and general and administrative activities and may not be able to continue in business. These unaudited condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue in business. Our unaudited condensed consolidated financial statements as of and for the period ended September 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

Certain reclassifications have been made to the financial statements for the three and nine months ended September 30, 2005 to conform to the three and nine months ended September 30, 2006 presentation.

2.             Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of Inovio Biomedical Corporation and its wholly owned subsidiaries, Genetronics, Inc. and Inovio AS. All intercompany accounts and transactions have been eliminated.

3.             Stockholders’ Equity

The following is a summary of our authorized and issued common and preferred stock as of September 30, 2006:

Authorized:	300,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share

Issued and Outstanding:	0 and 52 shares of Series A Preferred Stock, par value of $0.001 per share, as of September 30, 2006 and December 31, 2005, respectively.

0 and 100 shares of Series B Preferred Stock, par value of $0.001 per share, as of September 30, 2006 and December 31, 2005, respectively.

228 and 337 shares of Series C Preferred Stock, par value of $0.001 per share, as of September 30, 2006 and December 31, 2005, respectively.

1,027,967 and 1,561,935 shares of Series D Preferred Stock, par value of $0.001 per share, as of September 30, 2006 and December 31, 2005, respectively.

30,935,044 and 29,468,756 shares of common stock, par value of $0.001 per share, as of September 30, 2006 and December 31, 2005, respectively.

Preferred Stock

In January 2005, we consummated the acquisition of Inovio AS, a Norwegian company. As part of this acquisition, we issued 1,966,292 shares of Series D Preferred Stock. See note 6 to these unaudited condensed consolidated financial statements for further discussion of this acquisition.

In May 2004, we issued and sold shares of our Series C Preferred Stock to institutional and accredited investors for an aggregate of $10,901,333. At September 30, 2006, our outstanding Series C Preferred Stock was convertible into 335,461 shares of our common stock at a conversion price of $6.80 per share. The holders of our Series C Preferred Stock are entitled to receive an annual dividend at the rate of 6%, payable quarterly through June 30, 2007. These dividends are payable in cash unless the closing price of our common shares for the 20 trading days immediately preceding the dividend payment date is equal to or greater than the conversion price of such shares, in which event we may elect to pay the dividends to the holders in common stock. We paid cash dividends of $17,089 on September 30, 2006 to certain holders of our Series C Preferred Stock and accrued $14,571 for certain holders of our Series C Preferred Stock who participated in our October 2006 private placement and converted their Series C Preferred shares and accrued unpaid dividends into common stock. See Note 8 to these unaudited condensed consolidated financial statements for further discussion of this private placement.

At the closing of our May 2004 issuance and sale of our Series C Preferred Stock, we issued the investors warrants to purchase 561,084 shares of our common stock at an exercise price of $8.80 per share and to the placement agents warrants to purchase 152,519 shares of our common stock at $6.80 per share, in each case through May 10, 2009. None of these warrants had been exercised at September 30, 2006 and all were outstanding.

All of our Series A Preferred Stock and Series B Preferred Stock that we issued and sold on July 16, 2003 had been converted at September 30, 2006 and none were outstanding.

At the closing of our July 2003 issuance and sale of our Series A and Series B Preferred Stock, we issued to the investors warrants to purchase 2,433,073 shares of our common stock exercisable at $3.00 per share and to the placement agents warrants to purchase 477,060 shares of our common stock at an exercise price of between $2.40 and $2.80 per share, in each case through July 13, 2008.  Of these July 2003 warrants, warrants to purchase 547,920 shares had been exercised at September 30, 2006, resulting in gross proceeds of $1,436,460.

Common Stock

In January 2005, we completed a private placement to accredited investors whereby we sold 1,540,123 shares of our common stock at a purchase price of $4.05 per share and issued warrants to purchase 508,240 shares of our common stock at an exercise price of $5.50 per share, which resulted in aggregate cash proceeds of $3,037,500. As of September 30, 2006, no warrants issued as part of this private placement had been exercised.

In connection with this private placement, investors holding shares of our Series C Preferred Stock exchanged shares representing an investment of $3,200,000 into 790,123 shares of the common stock resulting in no associated cash proceeds to us. We recorded an imputed dividend charge of $1,942,773 in January 2005, related to this exchange.

In September 2005, another holder of our Series C Preferred Stock exchanged shares representing an investment of $160,000 into 39,506 shares of our common stock.

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

In July 2006, we issued 25,000 common shares to an outside consulting company in payment of a non-refundable retainer in connection with the engagement of its services and agreed to deliver an additional 24,261 shares of our common stock in payment of such retainer if we did not terminate the engagement as of mid-October 2006.

Warrants

In addition to warrants granted in connection with our preferred stock offerings, as discussed above, we have issued the following warrants that were outstanding as of September 30, 2006.

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

On September 15, 2000, we entered into an exclusive license agreement with the University of South Florida Research Foundation, Inc. (“USF”), whereby USF granted us an exclusive, worldwide license to USF’s rights in patents and patent applications generally related to needle electrodes (the “License Agreement”). Pursuant to the License Agreement, we granted USF and its designees a warrant to acquire 150,000 common shares for $9.00 per share. This warrant expires on September 14, 2010. At the date of grant, 75,000 shares underlying the warrant vested, and the remaining shares will vest upon the achievement of certain milestones. The 75,000 non-forfeitable vested shares underlying the warrant were valued at $553,950 using the Black-Scholes pricing model and were recorded as capitalized license fees in other assets with a credit to additional paid-in capital. The remaining 75,000 shares underlying the warrant are forfeitable and will be valued at the fair value on the date of vesting using the Black-Scholes pricing model.

In June 2002 we granted warrants to a placement agent to acquire 166,250 shares of common stock for $1.88 per share. In September 2003, warrants to purchase 30,000 shares of common stock were exercised totaling $56,400 in gross proceeds. In March 2005, warrants to purchase 136,250 shares of common stock were exercised for $256,150 in gross proceeds.

Stock Options

We have one stock option plan, our 2000 Stock Option Plan (the “2000 Plan”), pursuant to which we grant stock options to executive officers, directors, employees and consultants. The plan was adopted on July 31, 2000, approved by the stockholders on August 7, 2000 and approved by the stockholders as amended through May 5, 2006. As amended, the 2000 Plan covers 4,750,000 common shares for issuance upon exercise of options granted and to be granted. Under the 2000 Plan, we had 814,744 shares of common stock available for future grants and options to purchase 2,877,527 shares outstanding at September 30, 2006. The options granted and available for future grant under the 2000 Plan generally have a term of ten years and vest over a period of three years. The 2000 Plan terminates by its terms on July 30, 2010.

The 2000 Plan supersedes all of our previous stock option plans, which include our 1995 Stock Option Plan, under which we had options to purchase 5,000 shares outstanding at September 30, 2006 and our 1997 Stock Option Plan, under which we had options to purchase 70,498 shares outstanding on September 30, 2006.

We account for options granted to non-employees in accordance with Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment. The fair value of these options at the measurement dates was estimated using the Black-Scholes pricing model.  Total stock-based compensation for options granted to non-employees for the three and nine months ended September 30, 2006, was $65,604 and $161,889, respectively.   Total stock-based compensation for options granted to non-employees for the three and nine months ended September 30, 2005, was $11,750 and $107,017, respectively.

The following table summarizes the stock options outstanding at September 30, 2006:

	Options outstanding			Options exercisable
Exercise price	Options outstanding	Weighted-average remaining contractual life (in years)	Weighted-average exercise price	Options exercisable	Weighted- average exercise price
$1.00-$2.00	550,063	5.94	$1.49	550,063	$1.49
$2.01-$4.00	1,732,465	8.25	$2.76	905,902	$2.72
$4.01-$6.00	479,999	7.43	$4.92	350,309	$4.99
$6.01-$8.00	115,000	6.55	$6.31	105,625	$6.30
$8.01-$22.00	75,498	1.98	$12.18	75,498	$12.18
	2,953,025	7.46	$3.25	1,987,397	$3.33

At September 30, 2006, the aggregate intrinsic value of options outstanding was $781,926, the aggregate intrinsic value of options exercisable was $709,940 and the weighted average remaining contractual term of options exercisable was 6.7 years.

Stock option activity under our stock option plans was as follows:

	Number of shares	Weighted-average exercise price
Balance, December 31, 2005	2,383,888	$3.55

Granted	859,250	2.54
Exercised	(83,378)	1.45
Cancelled	(206,735)	4.44

Balance, September 30, 2006	2,953,025	$3.25

The weighted average exercise price was $5.07 for the 125,937 options which expired during the nine months ended September 30, 2006.

The weighted average grant date fair value per share was $1.99 and $2.17 for options granted during the three and nine months ended September 30, 2006, respectively, and $2.59 and $3.06 for options granted during the three and nine months ended September 30, 2005, respectively.

The aggregate intrinsic value of options exercised was $16,150 and $71,924 during the three and nine months ended September 30, 2006, respectively, and $0 and $18,664 during the three and nine months ended September 30, 2005, respectively.

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

5.             Share-Based Compensation

Effective January 1, 2006 we adopted SFAS No. 123(R) using the modified prospective application method. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. Because we elected to use the modified prospective application method, results for prior periods have not been restated. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).

We estimate the fair value of stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected option life. We amortize the fair value of the awards on a straight-line basis. All options grants are amortized over the requisite service period of the awards. Expected volatility is based on historical volatility. The expected life of options granted is calculated using the simplified method based on the terms and conditions of the options as provided in SAB No. 107. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The forfeiture rate is based on historical data and we record share-based compensation expense only for those awards that are expected to vest.

For the purpose of calculating pro-forma information under SFAS No. 123 for periods prior to January 1, 2006, we accounted for forfeitures as they occurred. Assumptions used in the Black-Scholes model are presented below:

	Nine Months Ended September 30,
	2006	2005
Risk-free interest rate	4.74% - 4.96%	3.97%
Expected volatility	109%	104%
Expected life in years	6	6
Dividend yield	—	—

Total compensation cost under SFAS No. 123(R) for our stock plans for the three and nine months ended September 30, 2006 was $320,702 and $1,158,647, respectively, of which $62,766 and $271,617 was included in research and development expenses and $257,936 and $887,030 was included in general and administrative expenses, respectively. As a result of adopting SFAS No. 123(R), the Company’s loss from operations and net loss for the three and nine months ended September 30, 2006 is approximately $320,702 and $1,158,647 lower, respectively, than if the Company had continued to account for share-based compensation under Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Basic and diluted net loss per share for the three and nine months ended September 30, 2006 are $(0.01) and $(0.04) lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.

At September 30, 2006, there was $1,573,607 of total unrecognized compensation cost, related to unvested stock options, which is expected to be recognized over a weighted-average period of one year.

Prior to January 1, 2006, we accounted for employee stock options under the measurement and recognition provisions of APB No. 25. Accordingly, we recorded no share-based compensation expense for employee stock options grants as all options granted had exercises prices not less than the fair market value of the underlying stock on the date of grant. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, we provided pro forma net loss and net loss per share disclosures for each period prior to the adoption of SFAS No. 123(R) as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans. The following table illustrates the effect on net loss attributable to common stockholders as if the fair value-based method had been applied to all outstanding and unvested awards during the three and nine months ended September 30, 2005:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Net loss attributable to common stockholders, as reported	$(3,190,447)	$(14,804,370)
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(356,391)	(1,304,162)
Pro forma net loss attributable to common stockholders	$(3,546,838)	$(16,108,532)

Basic and diluted net loss attributable to common stockholders per share, as reported	$(0.17)	$(0.78)

Basic and diluted pro forma net loss attributable to common stockholders per share	$(0.19)	$(0.85)

6.             Inovio AS Acquisition

On January 25, 2005, we consummated the acquisition of Inovio AS, a Norwegian company (the “Acquisition”). The Acquisition expands our intellectual property in electroporation, expands the number of agreements with major pharmaceutical companies, and provides for the near-term initiation of a Phase I/II DNA vaccine clinical trial. Inovio AS is a complement to our existing electroporation therapy program. Under the terms of the transaction, we acquired the entire share capital of Inovio AS for an aggregate purchase price of $10,904,494; $3,000,000 of the purchase price consisted of cash and $7,904,494 consisted of shares of our Series D Convertible Preferred Stock, par value $0.001 per share, net of transaction costs. We issued 1,966,292 shares of the Series D Preferred Stock in the transaction, based on the average closing price of our common stock as reported on the American Stock Exchange during the 30 trading day period immediately preceding the closing.  As of September 30, 2006, 938,325 shares of the Series D Preferred Stock had been converted into 938,325 shares of our common stock.

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

Those shareholders of Inovio AS who received shares of Series D Preferred Stock in the transaction (the “Series D Holders”) are entitled to receive additional shares of Series D Preferred Stock in the event we achieve certain strategic and commercial milestones, as set forth in the Stock Purchase Agreement and summarized below. These milestones are as follows:

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

•         In the event we receive payment commitments of at least $16,000,000 (including the $8,000,000 in payment commitments noted above), of which at least $2,000,000 (including the $1,000,000 in upfront payments noted above) must be in the form of upfront payments, through the signing of contracts involving Inovio AS’ technology through September 30, 2006, we must issue an additional $3,000,000 including the $2,000,000 above, of Series D Preferred Stock to the shareholders of Inovio AS (“the Third Payment”). The value of each share of Series D Preferred Stock issued in connection with the Third Payment shall equal the average of the closing price of our common stock as reported on the American Stock Exchange during the 30 day trading period immediately preceding the Third Payment date.

None of these milestones have been met as of September 30, 2006.

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

Inovio AS’ results of operations for the period from the date of acquisition (January 25, 2005) through September 30, 2005, were included in our condensed consolidated statement of operations for the period ended September 30, 2005. Identifiable acquired intangible assets include in-process research and development of $3,332,000, and an intangible asset related to acquired contracts and intellectual property of approximately

$4,050,000. The $3,332,000 assigned to acquired in-process research and development was recorded as an expense in the condensed consolidated statement of operations for the nine months ended September 30, 2005.

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

	Nine Months Ended September 30,
	2006	2005 (1)
Revenue	$1,936,512	$4,650,770
Net loss attributable to common stockholders	$(9,230,005)	$(15,104,954)
Net loss per share attributable to common stockholders	$(0.30)	$(0.80)

(1)    Includes the effect of the $3,332,000 charge for acquired in-process research and development.

7.                                      Supplemental Disclosures of Cash Flow Information

	Nine Months Ended September 30,
	2006	2005
Supplemental schedule of financing activities:

Imputed dividends on preferred stock	$—	$1,942,773
Issuance of preferred stock for acquisition	—	7,904,494
Common stock issued in connection with declared dividends on preferred stock	7,693	179,955
Cashless exercise of warrants	—	43
Conversions of preferred stock to common stock	1,268	357
Issuance of common stock for patents and other assets	128,922	—
Issuance of common stock in exchange for shareholder note receivable	59,290	—
Leasehold improvements financed by landlord	172,054	—

8.                                      Subsequent Events

In October 2006, we issued 24,261 common shares in payment of the balance of a non-refundable retainer in connection with the engagement of services of an outside consulting company.

In October 2006, we completed a private placement with foreign investors, whereby we sold 4,074,067 shares of our common stock and issued warrants to purchase 1,425,919 shares of our common stock which resulted in gross aggregate cash proceeds of $9,900,003.  A portion of this private placement involved investors who converted 115.12 shares of Series C Preferred Stock and $14,571 of accrued dividends into 479,722 shares of our common stock together with warrants to purchase 167,902 shares of our common stock.  All warrants included in the private placement have a term of five years and are exercisable at $2.87 per share.

Prior to completing the above financing, we incorporated Inovio Asia Pte. Ltd. (“IAPL”), a wholly-owned subsidiary of the Company, in the Republic of Singapore and thereafter granted IAPL an exclusive royalty-free license to use certain of our intellectual property valued at $16,000,000 in exchange for 6,584,365 ordinary shares of IAPL.

In October 2006, IAPL completed a private placement issuing and selling 2,201,644 of its ordinary shares for cash in the amount $5,349,995. Under the agreement, these ordinary shares will be exchanged for 2,201,644 shares of our common stock and five-year warrants to purchase up to 770,573 shares of our common stock at an exercise price of $2.87 per share no later than January 14, 2007 and may be exchanged earlier upon the occurrence of certain events.

In October 2006, we acquired various licenses, patents and the rights to existing customer agreements in exchange for future cash payments of $540,000 and the settlement of a royalty obligation of $320,000.  As part of this arrangement, the Company was discharged of all other outstanding obligations in connection with a previous licensing arrangement, and will receive approximately $159,000 of funds previously held in escrow.

In October 2006, we announced the award of approximately $1,100,000 by the United States Department of Defense for the development of our gene delivery electroporation technology for application to vaccinations against infectious diseases, including potential bioterrorism agents.

In November 2006, we entered into a collaboration and license agreement with Wyeth Pharmaceuticals whereby we will receive an upfront fee of $4,500,000, as well as research support, annual maintenance fees and royalties on net product sales, in exchange for a worldwide non-exclusive license to our technology for certain infectious disease targets.  In addition, contingent upon the achievement of clinical and regulatory milestones, we will receive development payments of up to $60,000,000 over the term of the Agreement.

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

The risks and uncertainties are disclosed from time to time in our reports filed with the SEC, including Forms 8-K,  10-Q, and 10-K and such risks and uncertainties are discussed in this Report under the headings “Certain Factors That Could Affect Our Future Results” later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” located Part II Item 1A. The risks included in this Report are not exhaustive. Other sections of this report may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also be aware that while we do, from time to time, communicate with securities analysts, we do not disclose any material non-public information or other confidential commercial information to them. Accordingly, individuals should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

General

We are a San Diego-based biomedical company whose technology platform is based on medical devices that use Electroporation Therapy to deliver drugs and genes into cells. We are developing and seeking to commercialize medical therapies to address a number of diseases with critical unmet treatment needs using Electroporation Therapy.

Our Selective Electrochemical Tumor Ablation (“SECTA”) is designed for local treatment of solid tumors, with selective killing of cancer cells while preserving surrounding healthy tissue. We are moving our lead product, the MedPulser®, through pre-marketing studies for head and neck cancer and skin cancers in Europe, where it has CE Mark accreditation, a U.S. Phase III pivotal study for head and neck cancer, and a Phase I trial for breast cancer.  Our system delivers electrical pulses to tumors injected with the generic drug bleomycin. The distinctive feature of the system, which uses a generator together with disposable needle applicators, is the preservation of healthy tissue at the margins of the tumor.

Merck & Co., Inc., Vical, University of Southampton and H. Lee Moffitt Cancer Center are conducting Phase I clinical studies of novel gene-based therapies and DNA vaccines delivered using our electroporation-based technology. Innogenetics and Pharmexa are conducting DNA vaccine clinical studies using our recently acquired DNAvax® technology.

We have been enrolling patients in a Phase I study to treat locally recurrent breast cancer after a mastectomy or partial mastectomy using our SECTA therapy.  In addition, in 2005, we initiated a Phase I pancreatic cancer study.  Although we still believe that a potential pancreatic disease indication for SECTA would be attractive commercially due to the unmet clinical need for improved local control, the pancreatic trial was terminated to maintain a focused and more manageable clinical program. As a result we have terminated the study during the 2nd quarter of 2006.

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

Due to the amount of expenses incurred in the development of the oncology and gene delivery systems, we have been unprofitable since 1994. As of September 30, 2006, we had an accumulated deficit of $123,499,947.  We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

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

Long-lived Assets.    We assess the recoverability of long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we reduce the carrying value of the asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through September 30, 2006.

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

Valuation of Goodwill and Intangible Assets.    Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of September 30, 2006, our goodwill and intangible assets, net of accumulated amortization, totaled $7,965,594. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 will be effective for us on January 1, 2007. Management is currently evaluating the impact of this interpretation and does not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for us on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of SFAS 157 is not expected to have a material impact on our consolidated financial statements.

Results of Operations

Revenue. We had total revenue of $575,829 and $1,936,512, respectively, for the three and nine months ended September 30, 2006, compared to $724,480 and $4,638,016, respectively, for the three and nine months ended September 30, 2005. During the three and nine months ended September 30, 2006, we recognized revenue of $55,839 and $211,132, respectively, attributable to the operations of Inovio AS.  During the three and nine months ended September 30, 2005, we recognized revenue of $273,171 and $879,549, respectively, attributable to the operations of Inovio AS.  Revenue primarily consists of license fees, milestone payments and amounts received from collaborative research and development agreements and grants.

Revenue under license fees and milestone payments was $204,699 and $526,815, respectively, for the three and nine months ended September 30, 2006, as compared to $155,397 and $2,388,518, respectively, for the three and nine months ended September 30, 2005. The increase in revenue under license fees and milestone payments for the three month period ended September 30, 2006, as compared to the comparable period in 2005, was mainly due to the recognition of additional revenue related to license fees earned by Inovio AS. The decrease in revenue under license fees and milestone payments for the nine month period ended September 30, 2006, as compared to the comparable period in 2005, was mainly due to the recognition of a $2,000,000 milestone payment during the three months ended June 30, 2005, resulting from the achievement of a clinical milestone by Merck for a plasmid-based vaccine using our MedPulser®  DNA Delivery System.  Under the Merck agreement, we may receive additional future milestone payments linked to the successful development of a product if achieved.   This decrease was offset by an additional $500,000 license fee payment received from Merck in June 2005 from the Merck Agreement, under which the parties seek to develop and commercialize our MedPulser ®  DNA Delivery System for use with certain of Merck’s DNA vaccine programs.  The license payments received from Merck in prior years are being amortized over the remaining minimum term of the agreement. Royalties are payable on sales of a product utilizing the device developed under the Merck Agreement.  As of September 30, 2006, no royalties have been paid.

During the three and nine months ended September 30, 2006, we recorded revenue under collaborative research and development arrangements of $254,137 and $762,718, respectively, as compared to $275,509 and $1,304,539, respectively, for the three and  nine months ended September 30, 2005. This decrease in revenue was primarily due to less collaborative research and development revenue recognized from the Merck Agreement. Billings from research and development work performed pursuant to the Merck Agreement are recorded as revenue as the related research expenditures are incurred pursuant to the terms of the agreement.

Grant and miscellaneous revenue was $116,993 and $646,979, respectively, for the three and nine months ended September 30, 2006, as compared to $293,574 and $944,959 for the three and nine months ended September 30, 2005. The decrease in grant and miscellaneous revenue for the three and nine months ended September 30, 2006, as compared to the comparable periods in 2005, was mainly due to less revenue recognized by Inovio AS from our European Union and U.S. Army grants due to timing of the work performed.

Research and Development Expenses. Research and development expenses, which include clinical trial costs, for the three and nine months ended September 30, 2006, were $2,185,931and $5,808,251, respectively, as compared to $2,413,044 and $9,273,048 for the three and nine months ended September 30, 2005, respectively. The decrease in research and development expenses for the three and nine months ended September 30, 2006, as compared to the comparable periods in 2005, was primarily due to a decrease in clinical trial expenses. Historically, clinical expenses have included costs related to the use of an outside Clinical Research Organization (“CRO”). Throughout the nine months ended September 30, 2006, we increased the use of internal resources and other smaller outside CROs to more cost effectively fulfill those activities formerly undertaken by this CRO. The remainder of the decrease was mainly due to lower cost of manufacturing products to support these clinical trials and research collaborations, decreased external research expenses and other expenses associated with our clinical trials and lower outside regulatory consulting costs associated with our clinical trials. These were offset by an increase in share-based compensation expense of $62,766 and $271,617 for the three and nine months ended September 30, 2006, respectively, related to options issued to employees. During the three and nine months ended September 30, 2006, research and development expenses also included $222,105 and $407,798, respectively, in costs attributable to Inovio AS, as compared to $248,822 and $881,936 for the three and nine months ended September 30, 2005, respectively.

General and Administrative Expenses. General and administrative expenses, which include business development expenses, for the three and nine months ended September 30, 2006, were $1,870,378 and $5,511,949, respectively, as compared to $1,288,490 and $4,322,212 for the three and nine months ended September 30, 2005, respectively. The increase in general and administrative expenses for the three and nine months ended September 30, 2006, as compared to the comparable periods in 2005, was mainly due to share-based compensation expense of $257,936 and $887,030, respectively, related to options issued to employees. The remainder of the increase was due to legal fees associated with intellectual property and business development.  General and administrative costs attributable to Inovio AS were insignificant for the three and nine months ended September 30, 2006.

Share-Based Compensation. Prior to January 1, 2006, we accounted for our stock plans using the intrinsic value method under APB No. 25. Effective January 1, 2006, we adopted SFAS No. 123(R), and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-value based method to account for stock-based compensation. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee’s requisite service period. Total compensation cost for our stock plans for the three and nine months ended September 30, 2006 was $320,702 and $1,158,647, respectively.

Amortization of Intangible Assets. Amortization of intangible assets was $56,250 and $168,750 during the three and nine months ended September 30, 2006, respectively, as compared to $56,250 and $150,000 for the three and nine months ended September 30, 2005, related to an intangible asset associated with contracts and intellectual property acquired as part of our purchase of Inovio AS in January 2005.

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

Interest and Other Income. Interest and other income for the three and nine months ended September 30, 2006, was $127,849 and $460,927, respectively, as compared to $42,505 and $177,641 for the three and nine months ended September 30, 2005.  The increase in interest and other income for the three and nine months ended September 30, 2006 was primarily due to a larger cash and investments balance and higher average interest rate.

Imputed and Declared Dividends on Preferred Stock. Our Series A and B Preferred Stock requires payment of an annual dividend at a rate of 6%, in shares of common stock or cash, payable quarterly. Holders of these shares of Series A and B are entitled to receive this quarterly dividend through September 30, 2006. As part of this dividend, on March 31, 2006 we issued a total of 2,871 common shares valued at $7,693 to holders of our Series A Preferred Stock, and paid $14,795 in cash to the former holders of our Series B Preferred Stock, who converted them during the quarter ended March 31, 2006. We paid cash of $299 on June 30, 2006 to holders of our Series A Preferred Stock and on September 30, 2006 paid cash of $46 to the former holders of our Series A Preferred Stock who converted them during the quarter.  There were no shares of Series A or B Preferred Stock outstanding on September 30, 2006.  In 2005, as part of this dividend to holders of Series A and B Preferred Stock, we issued a total of 13,888 common shares valued at $59,326 on March 31, 2005, 19,789 common shares valued at $59,985 on June 30, 2005 and 21,841 common shares valued at $60,645 on September 30, 2005.

The holders of Series C Preferred Stock receive an annual dividend rate of 6%, in shares of common stock or cash, payable quarterly through June 30, 2007.  As part of this dividend, we paid cash of $49,877 and $34,124 on March 31, 2006 and June 30, 2006, respectively, to holders of our Series C Preferred Stock.  On September 30, 2006 we paid cash of $17,089 to certain holders of our Series C Preferred Stock and accrued $14,571 for certain holders of our Series C Preferred Stock who participated in our October 2006 private placement.  See Note 8 to these unaudited condensed consolidated financial statements for further discussion of this private placement. As part of this dividend in 2005, we paid cash of $143,392, $137,643 and $139,003 on March 31, 2005, June 30, 2005, and September 30, 2005, respectively, to holders of our Series C Preferred Stock.

We recorded an imputed dividend charge of $1,942,773 during the nine months ended September 30, 2005, related to investors who converted $3,200,000 of their previous Series C Preferred Stock investment into 790,123 shares of our common stock as part of our January 2005 private placement.

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

As of September 30, 2006, we had working capital of $6,367,113, as compared to $14,185,032 as of December 31, 2005.  The decrease in working capital during the nine months ended September 30, 2006 was primarily due to expenditures related to our research and development and clinical trial activities, as well as various general and administrative expenses related to legal, corporate development, investor relations and financing activities.

As of September 30, 2006, we had an accumulated deficit of $123,499,947.  We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment.  We are evaluating potential partnerships as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond next year. The outcome of these matters cannot be predicted at this time.

In October 2006, after the date of our latest balance sheet included in this report, we completed an equity financing with foreign investors, wherein we issued and sold 4,074,067 shares of our common stock and warrants to purchase 1,425,919 shares of our common stock, resulting in aggregate cash proceeds of $9,900,003 prior to offering expenses of $1,145,000.  In connection with this offering, certain holders of our outstanding Series C Preferred Stock exchanged 115.12 shares of our outstanding Series C Preferred Stock and accrued dividends thereon amounting to $14,571 for 479,722 shares of our common stock and warrants to purchase 167,902 shares of our common stock.  All warrants issued in this October transaction have a term of 5 years and are exercisable at $2.87 per share. For information concerning a simultaneous financing conducted by our new Singapore subsidiary, see Note 8 of the footnotes to our unaudited financial statements.

Although we were recently successful in raising additional funds, there is no assurance that we will achieve positive cash flow. Until we do, we will require external financing and, if we are not able to secure additional funding, we will be required to scale back our research and development programs, preclinical studies and clinical trials, general, and administrative activities and may not be able to continue in business. We currently expect that our cash and cash equivalents on hand, including the cash proceeds from our October 2006 private placement will be sufficient to fund operations through the third quarter of 2008, based on our current operating plan.

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

If We Are Unable To Develop Commercially Successful Products, Including Our Medpulser Electroporation Therapy System In Various Markets For Multiple Indications, Particularly For The Treatment Of Head And Neck Cancer, Our Business Will Be Harmed And We May Be Forced To Curtail Or Cease Operations.Our ability to achieve and sustain operating profitability depends on our ability to successfully commercialize our MedPulser Electroporation Therapy System in Europe and the US for use in treating solid tumors, particularly for the treatment of head and neck cancer, and other indications.  This will depend in large part on our ability to commence, execute and complete clinical programs and obtain regulatory approvals for our MedPulser Electroporation Therapy System. We have received various regulatory approvals, which apply to Europe for our MedPulser Electroporation Therapy System for use in treating solid tumors; the products related to such regulatory approval have not yet been commercialized. The FDA has been notified that most of our study population will be from non-English speaking sites in Eastern Europe whose outcome data may be considered to be unlike the United States, Canada and Western Europe.  Further clinical trials are still necessary before we can seek regulatory approval to sell our products in the United States for treating solid tumors. We cannot assure you we will receive approval for our MedPulser Electroporation Therapy System for the treatment of head and neck cancer or other types of cancer or indications in the United States or in other countries or, if approved, that we will achieve a significant level of sales. If we fail to commercialize our products, we may be forced to curtail or cease operations.

We have commenced additional clinical studies in different indications, such as breast cancer, and are also in the pre-clinical stages of research and development with other new product candidates using our electroporation technology. These new indications and product candidates will require significant costs to advance through the development stages. If such product candidates are advanced through clinical trials, the results of such trials may not gain FDA approval. Even if approved, our products may not be commercially successful. If we fail to develop and commercialize our products, we may be forced to curtail or cease operations.

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

•                                          Significant advances made by competitors that adversely affect our potential market position; and

•                                          The loss of key personnel and the inability to attract and retain additional highly-skilled personnel.

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

We have five ongoing clinical studies in patients with head and neck, cutaneous/subcutaneous, and breast cancer.  In each study, patients are potentially at a high risk of morbidity complications and mortality due to the nature and late stage of their disease.  The following serious adverse events (SAEs) that were related to treatment with bleomycin and the MedPulser have been reported: sudden death (suspected heart attack), sudden death (suspected internal bleeding), sudden death (unknown cause), hemorrhage, obstruction of the airway (pharynx/nasopharynx), edema, pain, weight loss (anorexia) and carotid artery injury. The safety issues will have to be well-managed as bleeding is a potential SAE that can occur anytime until the wound is healed.  Because our studies are controlled and ongoing, we cannot assure you that these or other SAEs will not delay or prevent approval of our product by the FDA.

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

Despite the FDA’s designation of our MedPulser® Electroporation Therapy System as a Fast Track product, such FDA designation is independent of the FDA’s Priority Review and Accelerated Approval designations and we may encounter delays in the regulatory approval process due to additional information requirements from the FDA, unintentional omissions from our PMA for our MedPulser® Electroporation Therapy System, or other delays in the FDA’s review process. We may encounter delays or rejections in the regulatory approval process because of additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

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

We Could Be Substantially Damaged If Physicians And Hospitals Performing Our Clinical Trials Do Not Adhere To Protocols Or Commitments Made In Clinical Trial Agreements. We work and have worked with a number of hospitals to perform clinical trials, primarily in oncology. We depend on these hospitals to recruit patients for the trials, to perform the trials according to our protocols, and to report the results in a thorough, accurate and consistent fashion. Although we have agreements with these hospitals, which govern what each party is to do with respect to the protocol, patient safety, and avoidance of conflict of interest, we cannot be sure that contracts will be followed, or that circumstances like the following will not occur:

Possible Deviations from Protocol.  Proper administration of bleomycin and electroporation is critical to achieving a similar rate of recurrence to surgery.  The hospitals or the physicians working at the hospitals may not perform the trial correctly. Without a similar rate of recurrence, we are not likely to have a pharmacoeconomic profile as the patient will be crossed over to surgery.  If patients are over electroporated, there could be permanent damage to the normal tissue and create wound healing issues.  Deviations from protocol may make the clinical data not useful and the trial could be essentially worthless.

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

Patient Safety and Consent Issues. Physicians and hospitals may fail to secure formal written consent as instructed or report adverse effects that arise during the trial in the proper manner, which could put patients at unnecessary risk. Physicians and hospital staff may fail to observe proper safety measures such as the mishandling of used medical needles, which may result in the transmission of infectious and deadly diseases, such as HIV/AIDS. This increases our liability, affects the data, and can damage our reputation.

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

We have limited experience in sales, marketing and distribution of clinical and human-use products and we currently have no sales, marketing or distribution capability. If we decide to market and sell our human-use products directly, we must develop a marketing and sales capability. This would involve substantial costs, training, and time. We may be unable to develop sufficient sales, marketing and distribution capabilities to commercialize our products successfully. Regardless of whether we elect to use third parties or seek to develop our own marketing capability, we may not be able to successfully commercialize any product.

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

Our clinical trials to date have used our equipment with the anti-cancer drug bleomycin. We do not currently intend to package bleomycin together with the equipment for sale, but if it should be necessary or desirable to do this, we would need a reliable source of the drug. At this time we do not have a reliable long-term source of bleomycin for inclusion with equipment or alone. If it becomes necessary or desirable to include bleomycin in our package, we would have to form a relationship with another provider of this generic drug before any product could be launched.

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

•                                          We may determine that our technology has been improperly assigned to us or a collaborator may claim rights to certain of our technology, which may require us to pay license fees or milestone payments and, if commercial sales of the underlying product are achieved, royalties;

•                                          We may lose rights to inventions made by our collaborators in the field of our business, which can lead to expensive legal fights and unwanted competition;

•                                          Our collaborators may not keep our confidential information to themselves, which can lead to loss of our right to seek patent protection and loss of trade secrets, and expensive legal fights; and

•                                          Collaborative associations can damage a company’s reputation if they go away and thus, by association or otherwise, the scientific or medical community may develop a negative view of us.

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

We Rely Heavily On Our Patents And Proprietary Rights To Attract Partnerships And Maintain Market Position. The strength of our patent portfolio is an important factor that will influence our success. Patents give the patent holder the right to prevent others from using its patented technology. If someone infringes upon the patented material of a patent holder, the patent holder has the right to initiate legal proceedings against that person to protect the patented material. These proceedings, however, can be lengthy and costly. We perform an ongoing review of our patent portfolio to confirm that our key technologies are adequately protected. If we determine that any of our patents require either additional disclosures or revisions to existing information, we may ask that such patents be reexamined or reissued, as applicable, by the United States Patent and Trademark Office.

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

Our Dependence Upon Lack of Marketed Products, Lack Of Experience In Manufacturing And Marketing Human-Use Products, And Our Continuing Deficit May Result In Even Further Fluctuations In Our Trading Volume And Share Price. Successful approval, marketing, and sales of our human-use equipment are critical to the financial future of our company. Our human-use products are not yet approved for sale neither in the United States nor in other jurisdictions and we may never obtain those approvals. Even if we do obtain approvals to sell our human-use products in the United States, those sales may not be as large or timely as we expect. These uncertainties may cause our operating results to fluctuate dramatically in the next several years. We believe that quarter-to-quarter or annual comparisons of our operating results are not a good indicator of our future performance. Nevertheless, these fluctuations may cause us to perform below the expectations of the public market analysts and investors. If this happens, the price of our common shares would likely fall.

We Have The Potential for Product Liability Issues With Human-Use Equipment. The testing, marketing and sale of human-use products expose us to significant and unpredictable risks of equipment product liability claims. These claims may arise from patients, clinical trial volunteers, consumers, physicians, hospitals, companies, institutions, researchers or others using, selling, or buying our equipment. Product liability losses are inherent in our business and will exist even after the products are approved for sale. If our human-use equipment is commercialized, we face the possibility that use (or misuse) of the equipment will result in personal injury. The chance of such an occurrence will increase after a product is on the market.

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

We Cannot Be Certain That We Will Be Able To Manufacture Our Human-Use Equipment In Sufficient Volumes At Commercially Reasonable Costs. Our manufacturing facilities for human-use products will be subject to quality systems regulations, international quality standards and other regulatory requirements, including pre-approval inspection for the human-use equipment and periodic post-approval inspections for all human-use products. While we have undergone and passed a quality systems audit from an international body, we have never undergone a quality systems inspection by the FDA. We may not be able to pass an FDA inspection when it occurs. If our facilities are found not to be up to the FDA standards in sufficient time, prior to United States launch of product, then it will result in a delay or termination of our ability to produce the human-use equipment in our facility. Any delay in production will have a negative effect on our business. While there are no target dates set forth for launch of our products in the United States, we plan on launching these products once we successfully perform a Phase III clinical study, obtain the requisite regulatory approval, and engage a partner who has the financial resources and marketing capacity to bring our products to market. Our products must be manufactured in sufficient commercial quantities, in compliance with regulatory requirements, and at an acceptable cost to be attractive to purchasers. We rely on third parties to manufacture and assemble most aspects of our equipment.

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

Legislation Requiring Companies To Evaluate Internal Controls Under Section 404 Of The Sarbanes-Oxley Act Of 2002 Has Increased Our Expenses And Could Result In Events That Adversely Affect Our Stock Price. As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditor must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. This requirement first applied to our 2004 Annual Report on Form 10-K.

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

If, during any year, our independent auditor determines our internal controls over financial reporting or the level at which these controls are documented, designed, operated, tested or assessed, or if the independent auditor interprets the requirements, rules or regulations differently than we do, our independent auditor may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income that we can earn on our cash and cash equivalents and short-term investments.  We are subject to interest rate risk on our cash equivalents, which, as of September 30, 2006, had an average interest rate of approximately 4.95%.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk.  We mitigate default risk by investing in investment grade securities.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments.  Declines in interest rates over time will, however, reduce our interest income.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2006.

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

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934) that occurred during the nine months ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

You should carefully consider and evaluate all of the information in this Form 10-Q in combination with the more detailed description of our business in our annual report on Form 10-K for the year ended December 31, 2005, which we filed with the Securities and Exchange Commission on March 16, 2006, for a more complete understanding of the risks associated with an investment in our securities. There have been material changes in the Risk Factors as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005 and such changes are reflected immediately below. The following risk factors, as well those contained in our annual report on Form 10-K for the year ended December 31, 2005  and factors included elsewhere in this report are not the only factors the could potentially facing our company. Additional issues not now known to us or that we may currently deem immaterial may also impair our ability to commercialize our technology and the therapies we believe are derivable therefrom resulting in our business outlook being compromised and the trading price of our common stock declining.

WE HAVE A HISTORY OF LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

As of September 30, 2006, we had an accumulated deficit of $123,499,947. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. We are evaluating potential partnerships as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs. The outcome of these matters cannot be predicted at this time.

Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to further scale back our research and development programs, preclinical studies and clinical trials, general, and administrative activities and may not be able to continue in business. Including the cash proceeds received from financings, various licensing payments, the exercise of employee stock options and investor warrants, as well as the cash proceeds from our October 2006 private placement (See Note 8), we believe we have sufficient funds to fund operations through the third quarter of 2008, based on our current operating plan.

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

We expect that our cash and cash equivalents on hand, including the cash received from the October 2006 private placement (See Note 8), and cash available from the periodic liquidation of our short-term investments will be sufficient to fund our operations through the third quarter of 2008, based on our current operating plan.  Accordingly, prior to that time we will need to raise additional capital to continue to fund operations at their current level. We cannot assure you that we will be able to raise capital needed to fund operations, or that we will be able to raise capital under terms that are favorable to us.

A SMALL NUMBER OF LICENSING PARTNERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUE IN EACH PERIOD AND OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD SUFFER IF WE LOSE THESE LICENSING PARTNERS OR FAIL TO ADD ADDITIONAL LICENSING PARTNERS IN THE FUTURE.

We derive a significant portion of our revenue from a limited number of licensing partners in each period. Accordingly, if we fail to sign additional future contracts with major licensing partners, if a licensing contract is delayed or deferred, or if an existing licensing contract expires or is cancelled and we fail to replace the contract with new business, our revenue could be adversely affected. Until commercialization of our Medpulser Electroporation Therapy System, we expect that a limited number of licensing partners will continue to account for a substantial portion of our revenue in each quarter in the foreseeable future. During the three and nine months ended September 30, 2006, one licensing partner, Merck, accounted for approximately 69% and 62%, respectively, of our consolidated revenue. During the three and nine months ended September 30, 2005, Merck accounted for approximately 58% and 78%, respectively, of our consolidated revenue.

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

Merck can terminate its May 2004 license and collaboration agreement with us at any time in its sole discretion, without cause, by giving ninety days’ advance notice to us. If this agreement is terminated by Merck at any time during the first two years of the collaboration term, then Merck shall continue, for a six-month period beginning on the date of such termination, to make payments previously approved by the project’s joint collaboration committee in relation to scientists and outside contractors engaged by us in connection with the agreement. During the three and nine months ended September 30, 2006, Merck accounted for approximately 69% and 62%, respectively, of our consolidated revenue. During the three and nine months ended September 30, 2005, Merck accounted for approximately 58% and 78%, respectively, of our consolidated revenue.

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

CHANGES IN FOREIGN EXCHANGE RATES MAY AFFECT OUR FUTURE OPERATING RESULTS.

In January 2005, we acquired Inovio AS, a Norwegian company. During the three and nine months ended September 30, 2006, Inovio AS contributed approximately $55,839 and $211,132 to our revenue, respectively, which amounted to approximately 10% and 11% of our total revenue. Inovio AS conducts its operations primarily in foreign currencies, including the Euro, Norwegian Kroner and Swedish Krona. Fluctuation in the values of these foreign currencies relative to the U.S. dollar will affect our financial results which are reported in US dollars and will cause U.S. dollar translation of such currencies to vary from one period to another. We cannot predict the effect of exchange rate fluctuations upon future operating results.

SALES OF SUBSTANTIAL AMOUNTS OF OUR SHARES, OR EVEN THE AVAILABILITY OF OUR SHARES FOR SALE, IN THE OPEN MARKET COULD CAUSE THE MARKET PRICE OF OUR SHARES TO DECLINE.

Under our registration statement that the Securities and Exchange Commission, or the SEC, declared effective on May 25, 2006, we have registered with the SEC an aggregate of $75,000,000 of our equity securities that we may issue from time to time, in one or more offerings at prices and on terms that we will determine at the time of each offering. Under that so-called “shelf” registration statement, we have registered multiple kinds of our equity securities, including our common stock, preferred stock, warrants and a combination of these securities, or units. Through October 19, 2006, we have “taken-down” from our shelf registration statement, and issued and sold, an aggregate of 4,210,284 shares of our common stock and warrants to purchase up to 1,425,919 shares of our common stock and, if those warrants are fully exercised at their exercise price of $2.87, we will have issued an additional 1,425,919 shares of our common stock under that shelf registration statement. In other words, the shares of common stock we have sold under shelf offerings under our shelf registration statement represented approximately 14% of our outstanding shares at September 30, 2006 (18% if the warrants we have sold under our shelf registration statement are fully exercised).

In addition, in October 2006, Inovio Asia Pte. Ltd., our recently-formed subsidiary incorporated in the Republic of Singapore, issued and sold 2,201,644 of its ordinary shares to foreign investors at $2.43 per share. Under the agreement under which these ordinary shares were issued, they will be exchanged for 2,201,644 shares of our common stock and five-year warrants to purchase up to 770,573 shares of our common stock at an exercise price of $2.87 per share no later than January 14, 2007 and may be exchanged earlier upon the occurrence of certain events. Further, pursuant to participation rights applicable to our new equity financings, in October 2006 we also issued and exchanged 479,722 shares of our common stock and five-year warrants to purchase 167,902 shares of our common stock at an exercise price of $2.87 per share to certain institutional holders of our outstanding Preferred Stock in exchange for their Preferred Stock.

The shares of common stock we will issue in the exchange for the ordinary shares of our subsidiary and for our Preferred Stock in the foregoing transactions represent approximately 9% of our outstanding shares at September 30, 2006 (12% if the warrants we are also issuing in those transactions are fully exercised). We have agreed to file a registration statement with the SEC to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the shares of common stock we will be exchanging in the forgoing transactions and the shares of common stock underlying the warrants that will be included in the exchange. Upon the effectiveness of that registration statement, which we are required to file with the SEC within five days after the date of the exchange for our subsidiary’s ordinary shares occurs, the shares we will have issued in the above transactions and the shares underlying the warrants we will have issued in those transactions, will be freely tradable in the open market.

Thus, assuming no additional securities under our shelf registration statement are issued between September 30, 2006 and January 14, 2007, the number of shares of common stock we will have sold under our shelf registration statement and committed to exchange represent approximately 22% of our outstanding shares at September 30, 2006 (30% if the warrants we are selling in this offering and issuing in the exchange transactions are fully exercised).

Sales of substantial amounts of our stock at any one time or from time to time by the investors to whom we have issued them, or even the availability of these shares for sale, could cause the market price of our common stock to decline.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document
10.1	License Agreement dated September 15, 2006 between registrant and Inovio Asia Pte. Ltd.
10.2	Securities Purchase and Exchange Agreement between registrant and Inovio Asia Pte Ltd. and the purchasers named therein.
10.3

Securities Purchase Agreement dated September 15, 2006 between registrant and purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 4.1 of registrant’s Form 8-K filed with the SEC on September 20, 2003).

10.4

Amendment to Securities Purchase Agreement (amending the Securities Purchase Agreement filed as Exhibit 10.3 (incorporated by reference to Exhibit 4.3 of registrant’s Form 8-K filed with the SEC on October 16, 2006).

10.5	Registration Rights Agreement dated September 15, 2006 by and between registrant and the investors named therein.
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Inovio Biomedical Corporation

Date: November 8, 2006	By:	/s/ Peter Kies
Peter Kies
Authorized Officer and Chief Financial
Officer