Form 10-Q
period 2007-03-31
INOVIO BIOMEDICAL CORP
filed 2007-05-09
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, was 38,824,568 as of May 4, 2007.

INOVIO BIOMEDICAL CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2007

Part I. Financial Information

Item 1. Financial Statements

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,333,607	$8,321,606
Short-term investments	12,700,000	14,700,000
Accounts receivable	248,738	326,071
Prepaid expenses and other current assets	1,147,448	1,124,262

Total current assets	20,429,793	24,471,939

Fixed assets, net	414,267	390,789
Patents and other assets, net	3,221,789	3,177,543
Goodwill	4,290,594	4,290,594
Intangible assets, net	3,562,500	3,618,750

Total assets	$31,918,943	$35,949,615

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,475,453	$2,009,972
Accrued clinical trial expenses	720,346	675,330
Deferred revenue	439,814	583,147
Deferred rent	69,447	50,582

Total current liabilities	2,705,060	3,319,031

Deferred revenue	4,308,346	4,396,875
Deferred rent	160,546	177,908
Deferred tax liabilities	997,500	1,013,250

Total liabilities	8,171,452	8,907,064

Minority interest	—	5,349,995

Stockholders’ equity:
Preferred stock	113	1,028
Common stock	38,789	35,639
Additional paid-in capital	156,493,314	150,459,604
Receivables from stockholders	(50,000)	(86,030)
Accumulated deficit	(132,840,637)	(128,754,730)
Other comprehensive income	105,912	37,045

Total stockholders’ equity	23,747,491	21,692,556

Total liabilities, minority interest and stockholders’ equity	$31,918,943	$35,949,615

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
License fee and milestone payments	$234,489	$151,054
Revenue under collaborative research and development arrangements	247,990	276,230
Grants and miscellaneous revenue	21,423	270,709

Total revenue	503,902	697,993

Operating expenses:
Research and development	2,516,411	1,640,425
General and administrative	2,234,911	1,814,300
Amortization of intangible assets	56,250	56,250

Total operating expenses	4,807,572	3,510,975

Loss from operations	(4,303,670)	(2,812,982)

Interest and other income	232,854	179,122

Net loss	(4,070,816)	(2,633,860)

Imputed and declared dividends on preferred stock	(15,091)	(72,365)

Net loss attributable to common stockholders	$(4,085,907)	$(2,706,225)

Amounts per common share – basic and diluted:
Net loss	$(0.11)	$(0.09)

Net loss per share attributable to common stockholders	$(0.11)	$(0.09)

Weighted average number of common shares – basic and diluted	37,694,634	29,621,372

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Cash flows from operating activities:
Net loss from continuing operations	$(4,070,816)	$(2,633,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190,137	207,732
Amortization of intangible assets	56,250	56,250
Compensation for services paid in stock options	607,478	564,826
Compensation for services to be paid in common stock	39,938	—
Amortization of deferred tax liabilities	(15,750)	(15,750)
Deferred rent	1,503	(15,506)
Revenue from conversion of note payable	—	(10,373)
Changes in operating assets and liabilities:
Accounts receivable	77,334	(144,557)
Prepaid expenses and other current assets	(13,575)	67,228
Accounts payable and accrued expenses	(530,305)	(695,221)
Deferred revenue	(231,862)	(210,137)

Net cash used in operating activities	(3,889,668)	(2,829,368)

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,000,000)	(13,500,000)
Proceeds from sales of available-for-sale securities	3,000,000	1,500,000
Purchases of capital assets	(62,868)	(35,226)
Capitalization of patents and other assets	(194,993)	(87,451)

Net cash provided by (used in) investing activities	1,742,139	(12,122,677)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	78,472	62,267
Repayment of stockholder note receivable	36,030	—
Payment of preferred stock cash dividend	(15,091)	(64,672)

Net cash provided by (used in) financing activities	99,411	(2,405)

Effect of exchange rate changes on cash	60,119	8,308

Decrease in cash and cash equivalents	(1,987,999)	(14,946,142)

Cash and cash equivalents, beginning of period	8,321,606	17,166,567

Cash and cash equivalents, end of period	$6,333,607	$2,220,425

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Inovio Biomedical Corporation (the “Company”, “we” or “us”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheet as of March 31, 2007, condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that we consider necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2007, shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006, included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2007.

We are a San Diego-based biomedical company focused on commercializing our Selective Electrochemical Tumor Ablation (SECTA) therapy and development of multiple DNA-based immunotherapies using our delivery platform for gene-based treatments.

SECTA is our local ablation therapy for solid tumors designed to selectively kill cancerous cells and minimize cosmetic or functional impacts to predominantly healthy tissue typically treated around a tumor. Our SECTA therapy is in Phase III clinical trials in the United States and Europe for the treatment of recurrent head and neck cancer; and in Phase I/II clinical trials for the treatment of recurrent breast cancer. In addition, we are conducting pre-marketing studies for head and neck and skin cancers to support the commercialization of our SECTA system in Europe. Prior to commercial sales of our SECTA system in the European Union (EU), we were required to, and already have obtained, a CE Mark which is recognized internationally as a symbol of quality and compliance. Completion of the European pre-marketing studies will provide pharmacoeconomic data which we can use to seek reimbursement, as well as provide additional efficacy and safety data and local experience with physicians who are considered thought leaders in Europe. This pre-marketing data is a vital component for the European commercial launch of our SECTA system and will represent an important milestone for us.

In addition, as part of our MedPulser® product line we have been developing devices for the delivery of DNA for vaccinations and gene therapy. The flagship of our development efforts involve licensing agreements with Merck & Co., Inc., Wyeth Pharmaceuticals and Vical, Inc., in which these companies are supporting the development and registration of their therapies using our devices. In November 2006, we executed a licensing agreement with VGX Pharmaceuticals (VGX) for a worldwide non-exclusive license to our DNA Electroporation Delivery Technology for intratumoral delivery of a proprietary gene to control the growth of melanoma and other cancers using an HIV sequence. We also have a collaborative commercialization agreement with Tripep AS to co-develop a Hepatitis C therapeutic vaccine (HCV). Other activities include Phase I trials at the H. Lee Moffitt Cancer Center and at the University of Southampton. As a result of our partnerships in this area, our DNA Electroporation Delivery Technology is currently being evaluated in four DNA-based immunotherapies in Phase I clinical studies, and in multiple pre-clinical studies.

We are a leader in developing human therapeutic applications of electroporation, which uses brief and controlled electrical pulses to increase both cellular uptake of a useful biopharmaceutical and, in the case of gene-based treatments, levels of gene expression.

We have an extensive patent portfolio encompassing electroporation, covering a range of apparatus, methodologies, conditions, and applications including oncology, gene delivery, vascular, transdermal and ex vivo.

More information is available at www.inovio.com.

We incurred a net loss attributable to common stockholders of $4,085,907 for the three months ended March 31, 2007. We had working capital of $17,724,733 and an accumulated deficit of $132,840,637 as of March 31, 2007. Our ability to continue as a going concern is dependent upon our ability to obtain additional capital and eventually achieve profitable operations. We will continue to rely on outside sources of financing to meet our capital needs. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to scale back our research and development programs, preclinical studies and clinical trials, and general and administrative activities and may not be able to continue in business. These unaudited condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue in business. Our unaudited condensed consolidated financial statements for the three months ended March 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

Certain reclassifications have been made to the prior year financial statements to conform to the three months ended March 31, 2007 presentation.

2.             Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of Inovio Biomedical Corporation and its wholly-owned subsidiaries, Genetronics, Inc., a company incorporated in the state of California, Inovio AS, a company incorporated in Norway, and Inovio Asia Pte. Ltd. (IAPL), a company incorporated in the Republic of Singapore. All intercompany accounts and transactions have been eliminated upon consolidation.

3.             Stockholders’ Equity

The following is a summary of our authorized and issued common and preferred stock as of March 31, 2007:

Authorized:	300,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share

Issued and Outstanding:	102 and 102 shares of Series C Preferred Stock, par value of $0.001 per share, as of March 31, 2007 and December 31, 2006, respectively.

113,311 and 1,027,967 shares of Series D Preferred Stock, par value of $0.001 per share, as of March 31, 2007 and December 31, 2006, respectively.

38,788,666 and 35,639,521 shares of common stock, par value of $0.001 per share, as of March 31, 2007 and December 31, 2006, respectively.

Preferred Stock

In January 2005, we consummated the acquisition of Inovio AS, a Norwegian company. We issued 1,966,292 shares of our Series D Preferred Stock in the transaction. As of March 31, 2007, 1,852,981 shares of the Series D Preferred Stock had been converted into 1,852,981 shares of our common stock.

At March 31, 2007, our outstanding Series C Preferred Stock was convertible into 149,992 shares of our common stock at a conversion price of $6.80 per share. The holders of our Series C Preferred Stock are entitled to receive an annual dividend at the rate of 6%, payable quarterly through June 30, 2007. These dividends are payable in cash unless the closing price of our common shares for the 20 trading days immediately preceding the dividend payment date is equal to or greater than the conversion price of such shares, in which event we may elect to pay the dividends to the holders in common stock. We paid cash dividends of $15,091 on March 31, 2007 to holders of our Series C Preferred Stock.

At the closing of our May 2004 issuance and sale of our Series C Preferred Stock, we issued to the investors warrants to purchase 561,084 shares of our common stock at an exercise price of $8.80 per share and to the placement agents warrants to purchase 152,519 shares of our common stock at an exercise price of $6.80 per share, in each case through May 10, 2009. None of these warrants had been exercised at March 31, 2007 and all were outstanding.

At the closing of our July 2003 sale of our previously issued and converted Series A and Series B Preferred Stock, we issued to the investors warrants to purchase 2,433,073 shares of our common stock at an exercise price of $3.00 per share and to the placement agents warrants to purchase 477,060 shares of our common stock at an exercise price of between $2.40 and $2.80 per share, both of which are exercisable through July 13, 2008. Of these July 2003 warrants, warrants to purchase 694,549 shares had been exercised as of March 31, 2007, resulting in gross proceeds of $1,975,710.

Common Stock

In October 2006, we completed a registered offering with foreign investors, whereby we sold 4,074,067 shares of our common stock and issued warrants to purchase 1,425,919 shares of our common stock which resulted in gross aggregate cash proceeds of $9,900,003. In relation to this offering, certain holders of our Series C Preferred Stock converted 115.12 shares of Series C Preferred Stock and $14,571 of accrued dividends into 479,722 shares of our common stock together with warrants to purchase 167,902 shares of our common stock. All warrants included in the registered offering and preferred stock conversion are exercisable at $2.87 per share through October 2011. As of March 31, 2007, no warrants issued in connection with this offering had been exercised.

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

In October 2006, IAPL completed a private placement issuing and selling 2,201,644 of its ordinary shares for cash in the amount $5,349,995. Pursuant to the agreement, in January 2007 these ordinary shares were exchanged for 2,201,644 shares of our common stock and warrants to purchase up to 770,573 shares of our common stock at an exercise price of $2.87 per share through October 2011. As of March 31, 2007, no warrants issued in connection with this private placement had been exercised.

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

At the closing of our December 2005 private placement, we issued to accredited investors warrants to purchase an aggregate of 3,462,451 shares of common stock at an exercise price of approximately $2.93 per share, which are exercisable through December 2010. As of March 31, 2007, no warrants issued in connection with this private placement had been exercised.

At the closing of our January 2005 private placement, we issued to accredited investors warrants to purchase 508,240 shares of our common stock at an exercise price of $5.50 per share, which are exercisable through January 2010. As of March 31, 2007, no warrants issued as part of this private placement had been exercised.

Warrants

In addition to warrants granted in connection with our preferred and common stock offerings described above, we have issued other warrants that were outstanding as of March 31, 2007.

In connection with the leasing of our new corporate headquarters, we issued a warrant to purchase 50,000 shares of our common stock at $5.00 per share to the landlord of this leased facility in December 2004, which is exercisable through December 2009. This warrant was valued on the date of issuance using the Black-Scholes pricing model. The fair value of this warrant, $120,913, is being recognized ratably over the five-year term of the lease as rent expense.

On September 15, 2000, we entered into an exclusive license agreement with the University of South Florida Research Foundation, Inc. (“USF”), whereby USF granted us an exclusive, worldwide license to USF’s rights in patents and patent applications generally related to needle electrodes (the “License Agreement”). Pursuant to the License Agreement, we granted USF and its designees a warrant to acquire 150,000 common shares for $9.00 per share. This warrant expires on September 14, 2010. At the date of grant, 75,000 shares underlying the warrant vested, and the remaining shares will vest upon the achievement of certain milestones. The 75,000 non-forfeitable vested shares underlying the warrant were valued at $553,950 using the Black-Scholes pricing model and were recorded as capitalized license fees in other assets. The remaining 75,000 shares underlying the non-vested warrant are forfeitable and will be valued at the fair value on the date of vesting using the Black-Scholes pricing model.

Stock Options

We have one stock option plan, our Amended 2000 Stock Option Plan (the “2000 Plan”), pursuant to which we have granted stock options to executive officers, directors, employees and consultants. The plan was adopted on July 31, 2000, approved by the stockholders on August 7, 2000, and approved by the stockholders as amended through May 5, 2006. As amended, the 2000 Plan covers 4,750,000 common shares for issuance upon exercise of options granted and to be granted at future dates. Under the 2000 Plan, we had 235,494 shares of common stock available for future grants and options to purchase 3,358,682 shares outstanding at March 31, 2007. The options granted and available for future grant under the 2000 Plan generally have a term of ten years and vest over a period of three years. The 2000 Plan terminates by its terms on July 30, 2010.

The 2000 Plan supersedes all of our previous stock option plans, which include our 1995 Stock Option Plan, under which we had no options outstanding at March 31, 2007 and our 1997 Stock Option Plan, under which we had options to purchase 65,498 shares outstanding on March 31, 2007.

We account for options granted to non-employees in accordance with Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. The fair value of these options at the measurement dates was estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three months ended March 31, 2007 and 2006, was $62,354 and $73,055, respectively.

4.             Net Loss Per Share

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share. Basic loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated in accordance with the treasury stock method and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive for all periods presented, there is no difference between basic and diluted loss per share.

5.             Share-Based Compensation

We estimate the fair value of stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected option life. We amortize the fair value of the awards on a straight-line basis. All options grants are amortized over the requisite service period of the awards. Expected volatility is based on historical volatility. The expected life of options granted is calculated using the simplified method based on the terms and conditions of the options as provided in Staff Accounting Bulletin

(“SAB”) No. 107. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The estimated forfeiture rate is based on historical data and we record share-based compensation expense only for those awards that are expected to vest.

Assumptions used in the Black-Scholes model are presented below:

	Three Months Ended March 31,
	2007	2006
Risk-free interest rate	4.46% - 4.67%	4.74%
Expected volatility	96%-98%	109%
Expected life in years	6	6
Dividend yield	—	—

The weighted average grant date fair value per share was $2.46 for options granted during the three months ended March 31, 2007, and $2.25 for options granted during the three months ended March 31, 2006.

Total compensation cost under SFAS No. 123(R) for our stock plans for the three months ended March 31, 2007 and 2006 was $545,124 and $491,771, respectively, of which $104,448 and $126,656 was included in research and development expenses and $440,676 and $365,115 was included in general and administrative expenses, respectively.

At March 31, 2007, there was $1,912,152 of total unrecognized compensation cost, related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.2 years.

6.                                      Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,
	2007	2006
Supplemental schedule of financing activities:

Conversion of minority interest into common stock	$5,349,995	$—
Common stock issued in connection with declared dividends on preferred stock	$—	$7,693
Conversions of preferred stock to common stock	$915	$915
Leasehold improvements financed by landlord	$—	$172,054

7.                                      Income Taxes

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or “FIN 48”, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure requirements for uncertain tax positions. We adopted the provisions of FIN 48 beginning January 1, 2007.

We file income tax returns in the U.S. and various foreign and state jurisdictions. Due to our losses incurred, we are essentially subject to income tax examination by tax authorities from our inception to date. Our policy is to recognize interest expense and penalties related to income tax matters as tax expense. At March 31, 2007, we do not have any significant accruals for interest related to unrecognized tax benefits or tax penalties. We believe we have appropriate support for all income tax positions taken, or to be taken, in our tax returns, and that our accruals for tax liabilities are adequate for all open years based on an assessment of factors including past experience and interpretations of tax law applied to the facts of each matter.

With regard to our U.S. operations, we had deferred tax assets of approximately $36.2 million as of January 1, 2007, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to generate future taxable income to realize these assets. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryfowards and federal and state research and development (“R&D”) credit carryforwards. Utilization of our NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that have occurred previously or that could occur in the future. Until we have determined whether such an ownership change has occurred, and until the amount of any limitation becomes known, no amounts are being presented as an uncertain tax position in accordance with FIN 48. Management believes that the amount subject to limitation could be significant. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits related to our operations in the U.S. will not impact our effective tax rate.

8.                                      Subsequent Events

In March 2007, we entered into an agreement whereby we agreed to issue a total of 90,000 common shares in exchange for current and future consulting services. In accordance with the terms of the agreement, we recorded a consulting expense and related liability in March 2007 for the 11,250 common shares pursuant to the agreement as of March 31, 2007, which were issued in April 2007. During the remaining term of the agreement, we will continue to issue 11,250 common shares at each quarter-end as compensation for consulting services we receive.

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

The risks and uncertainties are disclosed from time to time in our reports filed with the SEC, including Forms 8-K, 10-Q, and 10-K and such risks and uncertainties are discussed in this Report under the headings “Certain Factors That Could Affect Our Future Results” later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” located in Part II, Item 1A. The risks included in this Report are not exhaustive. Other sections of this Report may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also be aware that while we do, from time to time, communicate with securities analysts, we do not disclose any material non-public information or other confidential commercial information to them. Accordingly, individuals should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the analyst’s report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

General

We are a San Diego-based biomedical company focused on commercializing our SECTA therapy and development of multiple DNA-based immunotherapies using our delivery platform for gene-based treatments.

SECTA is our local ablation therapy for solid tumors designed to selectively kill cancerous cells and minimize cosmetic or functional impacts to predominantly healthy tissue typically treated around a tumor. Our SECTA therapy is in Phase III clinical trials in the United States and Europe for the treatment of recurrent head and neck cancer; and in Phase I/II clinical trials for the treatment of recurrent breast cancer. In addition, we are conducting pre-marketing studies for head and neck and skin cancers to support the commercialization of our SECTA system in Europe. Prior to commercial sales of our SECTA system in the European Union (EU), we were required to, and already have obtained, a CE Mark which is recognized internationally as a symbol of quality and compliance. Completion of the European pre-marketing studies will provide pharmacoeconomic data which we can use to seek reimbursement, as well as provide additional efficacy and safety data and local experience with physicians who are considered thought leaders in Europe. This pre-marketing data is a vital component for the European commercial launch of our SECTA system and will represent an important milestone for us.

In addition, as part of our MedPulser® product line we have been developing devices for the delivery of DNA for vaccinations and gene therapy. The flagship of our development efforts involve licensing agreements with Merck & Co., Inc., Wyeth Pharmaceuticals and Vical, Inc., in which these companies are supporting the development and registration of their therapies using our devices. Most recently, we executed a licensing agreement with VGX Pharmaceuticals (VGX) for a worldwide non-exclusive license to our DNA Electroporation Delivery Technology for intratumoral delivery of a proprietary gene to control the growth of melanoma and other cancers using an HIV sequence. We also have a collaborative commercialization agreement with Tripep AS to co-develop a Hepatitis C therapeutic vaccine (HCV). Other activities include Phase I trials at the H. Lee Moffitt Cancer Center and at the University of Southampton. As a result of our partnerships in this area, our DNA Electroporation Delivery Technology is currently being evaluated in four DNA-based immunotherapies in Phase I clinical studies, and in multiple pre-clinical studies.

We are a leader in developing human therapeutic applications of electroporation, which uses brief and controlled electrical pulses to increase both cellular uptake of a useful biopharmaceutical and, in the case of gene-based treatments, levels of gene expression.

We have an extensive patent portfolio encompassing electroporation, covering a range of apparatus, methodologies, conditions, and applications including oncology, gene delivery, vascular, transdermal and ex vivo.

More information is available at www.inovio.com.

Due to the amount of expenses incurred in the development of the oncology and gene delivery systems, we have been unprofitable since 1994. As of March 31, 2007, we had an accumulated deficit of $132,840,637. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment. Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

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

License fees comprise of initial fees and milestone payments derived from collaborative licensing arrangements. Non-refundable milestone payments continue to be recognized upon the achievement of specified milestones when we have earned the milestone payment, provided the milestone payment is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement. We defer payments for milestone events which are reasonably assured and recognize them ratably over the minimum remaining period of our performance obligations. Payments for milestones which are not reasonably assured are treated as the culmination of a separate earnings process and are recognized as revenue when the milestones are achieved.

We receive non-refundable grants under available government programs. Government grants towards current expenditures are recorded as revenue when there is reasonable assurance that we have complied with all conditions necessary to receive the grants, collectibility is reasonably assured, and the related expenditures have been incurred.

Patent and License Costs. Patents are recorded at cost and amortized using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Cost is comprised of the consideration paid for patents and related legal costs. If management determines that development of products to which patent costs relate is not reasonably certain or that costs exceed the recoverable value, such costs are charged to operations.

License costs are recorded based on the fair value of consideration paid and amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement.

Long-lived Assets. We assess the recoverability of long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we reduce the carrying value of the asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2007.

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

Valuation of Goodwill and Intangible Assets. Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of March 31, 2007, our goodwill and intangible assets, net of accumulated amortization, totaled $7,853,094. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our condensed consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

Share-Based Compensation. Share-based compensation cost is estimated at the grant date based on the fair-value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data. If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. A small change in the estimates used may have a relatively large change in the estimated valuation.

We use the Black-Scholes option valuation model to value employee stock awards. We recognize compensation expense using the straight-line amortization method.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for us on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. Management is currently evaluating the impact of this standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” (SFAS 159). Under SFAS 159, we may elect to measure certain financial instruments and other items at fair value on an instrument by instrument basis subject to certain restrictions. SFAS 159 becomes effective for us on January 1, 2008. The impact of the adoption of SFAS 159 will be dependent on the extent to which we elect to measure eligible items at fair value.

Results of Operations

Revenue. We had total revenue of $503,902 for the three months ended March 31, 2007, compared to $697,993 for the three months ended March 31, 2006. During the three months ended March 31, 2007 and 2006, we recognized revenue of $2,309 and $117,026, respectively, attributable to the operations of Inovio AS. Revenue primarily consists of license fees, milestone payments and amounts received from collaborative research and development agreements and grants.

Revenue under license fees and milestone payments was $234,489 for the three months ended March 31, 2007, as compared to $151,054 for the three months ended March 31, 2006. The increase in revenue under license fees and milestone payments for the three month period ended March 31, 2007, as compared to the comparable period in 2006, was mainly due to the recognition of revenue from a licensing agreement with Wyeth in November 2006.

During the three months ended March 31, 2007, we recorded revenue under collaborative research and development arrangements of $247,990, as compared to $276,230 for the three months ended March 31, 2006. This decrease in revenue was primarily due to less collaborative research and development revenue recognized from the Merck Agreement. Billings from research and development work performed pursuant to the Merck Agreement are recorded as revenue as the related research expenditures are incurred pursuant to the terms of the agreement.

Grant and miscellaneous revenue was $21,423 for the three months ended March 31, 2007, as compared to $270,709 for the three months ended March 31, 2006. The decrease in grant and miscellaneous revenue for the three months ended March 31, 2007, as compared to the comparable period in 2006, was mainly due to less revenue recognized from our European Union and U.S. Army grants due to the finalization of work performed.

Research and Development Expenses. Research and development expenses, which include clinical trial costs, for the three months ended March 31, 2007, were $2,516,411, as compared to $1,640,425 for the three months ended March 31, 2006. The increase in research and development expenses for the three months ended March 31, 2007, as compared to the comparable period in 2006, was primarily due to an increase in clinical trial expenses due to higher patient enrollment, new clinical sites, data collection and data monitoring costs and increased costs related to the use of outside Clinical Research Organizations (“CRO’s”) and Clinical Research Associates (“CRA’s”), offset by less outside lab testing performed in connection with the U.S. Army grant. During the three months ended March 31, 2007, research and development expenses also included $84,971 in costs attributable to Inovio AS, as compared to $148,427 for the three months ended March 31, 2006, respectively.

General and Administrative Expenses. General and administrative expenses, which include business development expenses, for the three months ended March 31, 2007, were $2,234,911, as compared to $1,814,300 for the three months ended March 31, 2006. The increase in general and administrative expenses for the three months ended March 31, 2007, as compared to the comparable period in 2006, was mainly due to legal fees associated with intellectual property and business development, an increase in personnel expenses associated with expanding our in-house expertise, an increase in outside investor relations services associated with our DNA and gene therapy program, and an increase in travel and transportation expenses related to investor relations and business development efforts. During the three months ended March 31, 2007, general and administrative expenses also included $26,845 in costs attributable to Inovio AS, and $22,539 related to IAPL. General and administrative expenses attributable to Inovio AS were insignificant for the three months ended March 31, 2006.

Share-Based Compensation. Share-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee’s requisite service period. Total compensation cost for our stock plans for the three months ended March 31, 2007 and 2006 was $545,124 and $491,771, respectively.

Amortization of Intangible Assets. Amortization of intangible assets was $56,250 during both the three months ended March 31, 2007 and 2006, related to an intangible asset associated with contracts and intellectual property acquired as part of our purchase of Inovio AS.

Interest and Other Income. Interest and other income for the three months ended March 31, 2007 was

$232,854, as compared to $179,122 for the three months ended March 31, 2006. The increase in interest and other income for the three months ended March 31, 2007 was primarily due to a larger cash and short-term investments balance and a higher average interest rate.

Imputed and Declared Dividends on Preferred Stock. The holders of our Series A and B Preferred Stock received an annual dividend at a rate of 6%, in shares of common stock or cash, payable quarterly. Holders of Series A and B Preferred Stock were entitled to receive this quarterly dividend through September 30, 2006. As part of this dividend, on March 31, 2006 we issued a total of 2,871 common shares valued at $7,693 to holders of our Series A Preferred Stock, and paid $14,795 in cash to holders of our Series B Preferred Stock. There were no shares of Series A or B Preferred Stock outstanding on March 31, 2007.

The holders of our Series C Preferred Stock are entitled to receive an annual dividend at a rate of 6%, in shares of common stock or cash, payable quarterly, through June 30, 2007. As part of this dividend, we paid cash of $15,091 and $49,877 on March 31, 2007 and 2006, respectively, to holders of our Series C Preferred Stock.

Liquidity and Capital Resources

During the last seven years, our primary uses of cash have been to finance research and development activities including clinical trial activities in the Oncology, DNA vaccines and Immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

Recent Sales of Equity Securities

In October 2006, we completed a registered equity financing with foreign investors, wherein we issued and sold 4,074,067 shares of our common stock for $2.43 per share and warrants to purchase 1,425,919 shares of our common stock, resulting in aggregate cash proceeds of $9,900,003 prior to offering expenses of $1,161,070. In connection with this offering, certain holders of our outstanding Series C Preferred Stock exchanged 115.12 shares of our outstanding Series C Preferred Stock and accrued dividends thereon for $14,571 and 479,722 shares of our common stock and warrants to purchase 167,902 shares of our common stock. All warrants issued in this transaction have a term of five years and are exercisable at $2.87 per share.

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

Working Capital and Liquidity

As of March 31, 2007, we had working capital of $17,724,733, as compared to $21,152,908 as of December 31, 2006. The decrease in working capital during the three months ended March 31, 2007 was primarily due to expenditures related to our research and development and clinical trial activities, as well as various general and administrative expenses related to legal, corporate development, and investor relations activities.

Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to further scale back our research and development programs, preclinical studies and clinical trials, general, and administrative activities and may not be able to continue in business.

As of March 31, 2007, we had an accumulated deficit of $132,840,637. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. The outcome of the above matters cannot be predicted at this time. We are evaluating potential partnerships as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond next year. We expect that our current cash and short-term investment resources will fund our operations through the third quarter of 2008 based on our current operating plan.

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

If any of the circumstances among the following or others factors actually occur, our ability to commercialize our technology, and the therapies we believe are derivable therefrom, could be compromised and the trading price of our common stock could decline.

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

•                                          Faster than expected rate of progress and changes in the scope and the cost of our research and development and clinical trial activities;

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

•                                          A change in the degree of success in our Phase III clinical trial of our MedPulser® Electroporation Therapy System and in our other clinical trials;

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

In the past, we have raised funds through the public and private sale of our stock, and we are likely to do this in the future. Sale of our stock to new private or public investors usually results in existing stockholders becoming “diluted.” The greater the number of shares sold, the greater the dilution. A high degree of dilution can make it difficult for the price of our stock to increase, among other things. Dilution also weakens a stockholder’s voting power.

We cannot assure you that we will be able to raise additional capital to fund operations, or that we will be able to raise additional capital under terms that are favorable to us.

If We Are Unable To Develop Commercially Successful Products, Including Our Medpulser® Electroporation Therapy System, In Various Markets For Multiple Indications, Particularly For The Treatment Of Head And Neck Cancer, Our Business Will Be Harmed And We May Be Forced To Curtail Or Cease Operations. Our ability to achieve and sustain operating profitability depends on our ability to successfully commercialize our MedPulser® Electroporation Therapy System in Europe and in the US for use in treating solid tumors, particularly for the treatment of head and neck cancer, and other indications. This will depend in large part on our ability to commence, execute and complete clinical programs and obtain regulatory approvals for our MedPulser® Electroporation Therapy System. While we have received various regulatory approvals which apply to Europe for our MedPulser® Electroporation Therapy System for use in treating solid tumors, the products related to such regulatory approval have not yet been commercialized. The FDA has been notified that most of our study population will be from non-English speaking sites in Eastern Europe whose outcome data may be considered to be unlike the United States, Canada and Western Europe. Further clinical trials are still necessary before we can seek regulatory approval to sell our products in the United States for treating solid tumors. We cannot assure you we will receive approval for our MedPulser® Electroporation Therapy System for the treatment of head and neck cancer or other types of cancer or indications in the United States or in other countries or, if approved, that we will achieve a significant level of sales. If we fail to commercialize our products, we may be forced to curtail or cease operations.

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

•                                          Announcement of legal actions brought by or filed against us for patent or other matters, especially if we receive negative rulings or outcomes in such actions;

•                                          Cancellation of corporate partnerships or other material agreements;

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

If We Do Not Have Enough Capital To Fund Operations, Then We Will Have To Cut Costs. If we are unable to raise additional funds under acceptable terms, then we will have to take measures to cut costs, such as:

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

If it became necessary to take one or more of the above-listed actions, then we may receive a lower valuation, which could impact our stock price. Further, the effects on our operations, financial performance and stock price may be significant if we do not or cannot take one or more of the above-listed actions in a timely manner when needed.

Pre-Clinical And Clinical Trials Of Human-Use Equipment Are Unpredictable. If We Experience Unsuccessful Trial Results, Our Business Will Suffer. Before any of our human-use equipment can be sold, the FDA or applicable foreign regulatory authorities must determine that the equipment meets specified criteria for use in the indications for which approval is requested, including obtaining appropriate regulatory approvals. Satisfaction of regulatory requirements typically takes many years, and involves compliance with requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. To obtain regulatory approvals, we must, among other requirements, complete clinical trials demonstrating that our product candidates are safe and effective for a particular cancer type or other disease. Regulatory approval of a new drug is never guaranteed. The FDA will make this determination based on the results from our pre-clinical testing and clinical trials and has substantial discretion in the approval process. Despite the time and experience exerted, failure can occur at any stage, and we could encounter problems causing us to abandon clinical trials.

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

Any delays or difficulties we encounter in our pre-clinical research and clinical trials, in particular the Phase III clinical trials of our MedPulser® Electroporation Therapy System for the treatment of recurrent head and neck cancer, may delay or preclude regulatory approval. Our product development costs will increase if we experience delays in testing or regulatory approvals or if we need to perform more extensive or larger clinical trials than planned. Any such events could also delay or preclude the commercialization of our MedPulser® Electroporation Therapy System or any other product candidates.

Clinical trials are unpredictable, especially human-use trials. Results achieved in early stage clinical trials may not be repeated in later stage trials, or in trials with more patients. When early positive results were not repeated in later stage trials, pharmaceutical and biotechnology companies have suffered significant setbacks. Not only are commercialization timelines pushed back, but some companies, particularly smaller biotechnology companies with limited cash reserves, have discontinued business after releasing news of unsuccessful clinical trial results.

We cannot be certain the results we observed in our pre-clinical testing will be confirmed in clinical trials or the results of any of our clinical trials will support FDA approval. If we experience unexpected, inconsistent or disappointing results in connection with a clinical or pre-clinical trial our business will suffer.

We have five ongoing clinical studies in patients with head and neck, cutaneous/subcutaneous, and breast cancer. In each study, patients are potentially at a high risk of morbidity complications and mortality due to the nature and late stage of their disease. The following serious adverse events (SAEs) that were related to treatment with bleomycin and the MedPulser® Electroporation Therapy System have been reported: sudden death (suspected heart attack), sudden death (suspected internal bleeding), sudden death (unknown cause), hemorrhage, obstruction of the airway (pharynx/nasopharynx), edema, pain, weight loss (anorexia) and carotid artery injury. The safety issues will have to be well-managed as bleeding is a potential SAE that can occur anytime until the wound is healed. Because our studies are controlled and ongoing, we cannot assure you that these or other SAEs will not delay or prevent approval of our product by the FDA.

In addition, any of our clinical trials for our treatment may be delayed or halted at any time for various reasons, including:

•                                          The electroporation-mediated delivery of drugs or other agents may be found to be ineffective or be considered to cause harmful side effects, including death;

•                                          Our clinical trials may take longer than anticipated for any of a number of reasons, including a scarcity of subjects that meet the physiological or pathological criteria for entry into the study and a scarcity of subjects that are willing to participate through the end of the trial, or follow-up visits;

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

If any of the above events arise during our clinical trials or data review, then we would expect this to have a serious negative impact on our company and your investment.

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

A majority of our operating expenses relate to our clinical trials. A delay in our clinical trials, for whatever reason, will probably require us to spend additional funds to keep our product(s) moving through the regulatory process. If we do not have or cannot raise additional funds, then the testing of our human-use products could be discontinued. In the event our clinical trials are not successful, we will have to determine whether to continue to fund our programs to address the deficiencies, or whether to abandon our clinical development programs for our products in tested indications. Loss of our human-use product line would be a significant setback for our company.

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

Our Business Is Highly Dependent On Receiving Approvals From Various United States And International Government Agencies And Will Be Dramatically Affected If Approval To Manufacture And Sell Our Human-Use Equipment Is Not Granted Or Is Not Granted In A Timely Manner. The production and marketing of our human-use equipment and the ongoing research, development, pre-clinical testing, and clinical trial activities are subject to extensive regulation. Numerous governmental agencies in the U.S. and internationally, including the FDA, must review our applications and decide whether to grant regulatory approval. All of our human-use equipment must go through an approval process, in some instances for each indication for which we want to label it for use (such as use for dermatology, use for transfer of a certain gene to a certain tissue, or use for administering a certain drug to a certain tumor type in a patient having certain characteristics). These regulatory processes are extensive and involve substantial costs and time.

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

We Could Be Substantially Damaged If Physicians And Hospitals Performing Our Clinical Trials Do Not Adhere To Protocols Or Promises Made In Clinical Trial Agreements. We work and have worked with a number of hospitals to perform clinical trials, primarily in the field of oncology. We depend on these hospitals to recruit patients for our trials, to perform the trials according to our protocols, and to report the results in a thorough, accurate and consistent manner. Although we have agreements with these hospitals which govern what each party is to do with respect to each protocol, patient safety, and avoidance of conflict of interest, there are risks that the terms of the contracts will not be followed, such as the following:

Possible Deviations from Protocol. The hospitals or the physicians working at the hospitals may not perform the trials correctly. Deviations from our protocol may make the clinical data not useful and the trial could become essentially worthless.

Potential for Conflict of Interest. Physicians working on protocols may have an improper economic interest in our company, or other conflict of interest. When a physician has a personal stake in the success of the trial, such as when a physician owns stock, or rights to purchase stock of the trial sponsor, it can create suspicion that the trial results were improperly influenced by the physician’s interest in economic gain. Not only can this put the clinical trial results at risk, but it can also cause serious damage to a company’s reputation.

Patient Safety and Consent Issues. Physicians and hospitals may fail to secure formal written consent as instructed or report adverse effects that arise during the trial in the proper manner, which could put patients at unnecessary risk. Physicians and hospital staff may fail to observe proper safety measures such as the mishandling of used medical needles, which may result in the transmission of infectious and deadly diseases, such as HIV. This increases our liability, affects the data, and can damage our reputation.

If any of these events were to occur, then it could have a material adverse effect on our ability to receive regulatory authorization to sell our human-use equipment, and on our reputation. Negative events that arise in the performance of clinical trials sponsored by biotechnology companies with our size and limited cash reserves have resulted in companies going out of business. While these risks are always present, to date, our contracted physicians and clinics have been successful in collecting significant data regarding the clinical protocols under which they have operated, and we are unaware of any conflicts of interest or improprieties regarding our protocols.

Even If Our Products Are Approved By Regulatory Authorities, If We Fail To Comply With On-Going Regulatory Requirements, Or If We Experience Unanticipated Problems With Our Products, These Products Could Be Subject To Restrictions Or Withdrawal From The Market. Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to certain requirements resulting in costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, including unanticipated adverse events of unanticipated severity or frequency regarding manufacturer or manufacturing processes or failing to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures or detention, injunctions or the imposition of civil or criminal penalties.

Failure To Comply With Foreign Regulatory Requirements Governing Human Clinical Trials And Marketing Approval For Our Human-Use Equipment Could Prevent Us From Selling Our Products In Foreign Markets, Which May Adversely Affect Our Operating Results And Financial Conditions. For the purposes of marketing our MedPulser® Electroporation Therapy System outside the United States, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country and may require additional testing. The time required to obtain approvals outside the United States may differ from that required to obtain FDA approval. We may not obtain foreign regulatory approval on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. Failure to comply with these regulatory requirements or to obtain required approvals could impair our ability to develop these markets and could have a material adverse effect on our results of operations and financial condition.

Our Ability To Achieve Significant Revenues From Sales Or Leases Of Human-Use Products Will Depend On Establishing Effective Sales, Marketing And Distribution Capabilities Or Relationships And We Currently Lack Substantial Experience In These Areas. To market our products, we will need to develop sales, marketing and distribution capabilities. In order to develop or otherwise obtain these capabilities, we may have to enter into marketing, distribution or other similar arrangements with third parties in order to sell, market and distribute our products successfully. To the extent that we enter into any such arrangements with third parties, our product revenue is likely to be lower than if we marketed and sold our products directly, and our revenues will depend upon the efforts of these third parties.

We have limited experience in sales, marketing and distribution of clinical and human-use products and we currently have no sales, marketing or distribution capability. If we decide to market and sell our human-use products directly, we must develop a marketing and sales capability. This would involve substantial costs, training and time. We may be unable to develop sufficient sales, marketing and distribution capabilities to commercialize our products successfully. Regardless of whether we elect to use third parties or seek to develop our own marketing capability, we may not be able to successfully commercialize any product.

We Rely On Collaborative And Licensing Relationships To Fund A Portion Of Our Research And Development Expenses. If We Are Unable To Maintain Or Expand Existing Relationships, Or Initiate New Relationships, We Will Have To Defer Or Curtail Research And Development Activities In One Or More Areas.

Our partners and collaborators fund a portion of our research and development expenses and assist us in the research and development of our human-use equipment. These collaborations and partnerships help pay the salaries and other overhead expenses related to research. In the past, we have encountered operational difficulties after the termination of an agreement by a former partner. Because this partnership was terminated, we did not receive significant milestone payments which we had expected and were forced to delay some clinical trials as well as some product development.

Our clinical trials to date have used our equipment together with the anti-cancer drug bleomycin. We do not currently intend to package bleomycin together with the equipment for sale, but if it should be necessary or desirable to do this, we would need a reliable source of the drug. At this time we do not have a reliable long-term source of bleomycin for inclusion with equipment or alone. If it becomes necessary or desirable to include bleomycin in our package, we would have to form a relationship with another provider of this generic drug before any product could be launched.

We also rely on scientific collaborators at companies and universities to further expand our research and to test our equipment. In most cases, we lend our equipment to a collaborator, teach him or her how to use it, and together design experiments to test the equipment in one of the collaborator’s fields of expertise. We aim to secure agreements that restrict collaborators’ rights to use the equipment outside of the agreed upon research, and outline the rights each of us will have in any results or inventions arising from the work.

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

•                                          Our collaborators may not keep our confidential information to themselves, which can lead to loss of our right to seek patent protection and loss of trade secrets, and expensive legal fights; and

•                                          Collaborative associations can damage a company’s reputation if they fail and thus, by association or otherwise, the scientific or medical community may develop a negative view of us.

We cannot guarantee that any of the results from these collaborations will be successful. We also cannot be sure that we will be able to continue to collaborate with individuals and institutions that will further develop our products, or that we will be able to do so under terms that are not overly restrictive. If we are not able to maintain or develop new collaborative relationships, it is likely that our research pace will slow down and that it will take longer to identify and commercialize new products, or new indications for our existing products.

We Rely Heavily On Our Patents And Proprietary Rights To Attract Partnerships And Maintain Market Position. The strength of our patent portfolio is an important factor that will influence our success. Patents give the patent holder the right to prevent others from using its patented technology. If someone infringes upon the patented material of a patent holder, the patent holder has the right to initiate legal proceedings against that person to protect its patented material. These proceedings, however, can be lengthy and costly. We perform an ongoing review of our patent portfolio to confirm that our key technologies are adequately protected. If we determine that any of our patents require either additional disclosures or revisions to existing information, we may ask that such patents be reexamined or reissued, as applicable, by the United States Patent and Trademark Office.

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

Danger of Being Charged With Infringement. Although we are not currently aware of any parties intending to pursue infringement claims against us, there is the possibility that we may use a patented technology owned by another person and/or be charged with infringement. Defending or indemnifying a third party against a charge of infringement can involve lengthy and costly legal actions, and there can be no guarantee of a successful outcome. Biotechnology companies comparable to us in size and financial position have discontinued business after fighting and losing infringement battles. If we or our partners were prevented from using or selling our human-use equipment, then our business would be materially adversely affected.

Freedom to Operate Issues. We are aware that patents related to electrically-assisted drug delivery have been granted to, and patent applications have been filed by our potential competitors. We or our partners have received licenses from some of these patents, and will consider receiving additional licenses in the future. Nevertheless, the competitive nature of our field of business and the fact that others have sought patent protection for technologies similar to ours make these potential issues significant.

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

If We Are Not Successful In Developing Our Current Products, Our Business Model May Change As Our Priorities And Opportunities Change And Our Business May Never Develop To Be Profitable Or Sustainable. There are many products and programs that seem promising to us which we could pursue. However, with limited resources, we may decide to change priorities and shift programs away from those that we have been pursuing for the purpose of exploiting our core technology of electroporation. The choices we make will be dependent upon numerous factors, for which we cannot predict. We cannot be sure that our business model, as it currently exists or as it may evolve, will enable us to become profitable or to sustain operations.

Serious And Unexpected Side Effects Attributable To Gene Therapy May Result In Governmental Authorities Imposing Additional Regulatory Requirements Or A Negative Public Perception Of Our Products. The MedPulser® DNA Delivery System and any of our other Gene Therapy or DNA Vaccine product candidates under development could be broadly described as gene therapies. A number of clinical trials are being conducted by other pharmaceutical companies involving gene therapy, including compounds similar to, or competitive with, our product candidates. The announcement of adverse results from these clinical trials, such as serious unwanted and unexpected side effects attributable to treatment, or any response by the FDA to such clinical trials, may impede the progress of our clinical trials, delay or prevent us from obtaining regulatory approval, or negatively influence public perception of our product candidates, which could harm our business and results of operations and reduce the value of our stock.

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

As of March 31, 2007, to our knowledge, there have not been any serious adverse events in any gene therapy clinical trials in which our technology was used. In the future, if one or a series of serious adverse events were to occur during a gene therapy clinical trial in which our technology was used, we would report all such events to the FDA and other regulatory agencies as required by law. Such serious adverse events, whether treatment-related or not, could result in negative public perception of our treatments and require additional regulatory review or other measures, which could increase the cost of or prolong our gene therapy clinical trials or require us to halt our clinical trials altogether.

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

We Cannot Predict The Safety Profile Of The Use Of Our Medpulser® Electroporation Therapy System When Used In Combination With Other Therapies. Our current trials involve the use of our MedPulser® Electroporation Therapy System in combination with bleomycin, an anti-cancer drug. While the data we have evaluated to date suggest the MedPulser® Electroporation Therapy System does not increase the adverse effects of other therapies, we cannot predict if this outcome will continue to be true or whether possible adverse side effects directly attributable to other drugs will compromise the safety profile of our MedPulser® Electroporation Therapy System when used in certain combination therapies or if used off-label with other drugs by physicians.

There Is A Possibility That Our Technology Will Become Obsolete Or Lose Its Competitive Advantage. The drug delivery business is very competitive, fast moving and intense, and expected to be increasingly so in the future. Other companies and research institutions are developing drug delivery systems that, if not similar in type to our systems, are designed to address the same patient or subject population. Therefore, we cannot promise that our products will be the best, the safest, the first to market, or the most economical to make or use. If competitors’ products are better than ours, for whatever reason, then we could become less profitable from product sales and our products could become obsolete.

There are many reasons why a competitor might be more successful than us, including:

Financial Resources. Some competitors have greater financial resources and can afford more technical and developmental setbacks than we can.

Greater Experience. Some competitors have been in the biomedical business longer than we have. They have greater experience than us in critical areas like clinical testing, obtaining regulatory approval and sales and marketing. This experience or their name recognition may give them a competitive advantage over us.

Superior Patent Position. Some competitors may have better patent protection over their technology than we have or will have in order to protect our technology. If we cannot use our patents to prevent others from copying our technology or developing similar technology, or if we cannot obtain a critical license to another’s patent that we need to manufacture and use our equipment, then we would expect our competitive position to weaken.

Faster to Market. Some companies with competitive technologies may move through stages of development, approval, and marketing faster than us. If a competitor receives FDA approval before us, then it will be authorized to sell its products before we can sell ours. Because the first company “to market” often has a significant advantage over others, a second place position could result in less than anticipated sales.

Reimbursement Allowed. In the U.S., third party payers, such as Medicare, may reimburse physicians and hospitals for competitors’ products but not for our own human-use products. This would significantly affect our ability to sell our human-use products in the U.S. and would have a negative impact on revenue and our business as a whole. Outside of the U.S., reimbursement and funding policies vary widely.

Any Acquisition We Might Make May Be Costly And Difficult To Integrate, May Divert Management Resources Or Dilute Stockholder Value. We have considered and made strategic acquisitions in the past, including the acquisition of Inovio AS, and in the future, may acquire or invest in complementary companies, products or technologies. As part of our business strategy, we may acquire assets or businesses principally relating to or complementary to our current operations, and we have in the past evaluated and discussed such opportunities with interested parties. Any acquisitions we undertake will be accompanied by issues commonly encountered in business acquisitions, which could adversely affect us, including:

•                                          Potential exposure to unknown liabilities of acquired companies;

•                                          The difficulty and expense of assimilating the operations and personnel of acquired businesses;

•                                          Diversion of management time and attention, and other resources;

•                                          Loss of key employees and customers as a result of changes in management;

•                                          Incurrence of amortization expenses related to intangible assets or large impairment charges such as the charges in excess of $3.3 million we incurred in our 2005 results of operations related to the write-off of in-process research and development that we acquired in our acquisition of Inovio AS;

•                                          Increased legal, accounting and other administrative costs associated with negotiation, documentation and reporting any such acquisition; and

•                                          Possible dilution to our stockholders.

In addition, geography and/or language barriers may make the integration of businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any of our acquisitions.

Economic, Political, Military Or Other Events In The United States Or In Other Countries Could Interfere With Our Success Or Operations And Harm Our Business. The September 11, 2001 terrorist attacks disrupted commerce throughout the United States and other parts of the world. The continued threat of similar attacks throughout the world and the military action taken by the United States and other nations in Iraq or other countries may cause significant disruption to commerce throughout the world. To the extent that such disruptions further slow down the global economy, our business and results of operations could be materially adversely affected. We are unable to predict whether the threat of new attacks or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term material adverse effect on our business, results of operations or financial condition.

Our Dependence Upon Non-Marketed Products, Our Lack Of Experience In Manufacturing And Marketing Human-Use Products, And Our Continuing Deficit May Result In Even Further Fluctuations In Our Trading Volume And Share Price. Successful approval, marketing, and sales of our human-use equipment are critical to the financial future of our company. Our human-use products are not yet approved for sale in the United States and other jurisdictions and we may never obtain these approvals. Even if we do obtain approvals to sell our human-use products in the United States, these sales may not be as large or as timely as we expect. These uncertainties may cause our operating results to fluctuate dramatically in the next several years. We believe that quarter-to-quarter or annual comparisons of our operating results are not a good indicator of our future performance. Nevertheless, these fluctuations may cause us to perform below the expectations of public market analysts and investors. If this happens, the price of our common shares would likely decline.

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

We have obtained liability insurance in connection with our ongoing business and products, and we may purchase additional policies if such policies are determined by management to be necessary. However, our existing insurance and the insurance we purchase may not provide adequate coverage in the event a claim is made and we may be required to pay claims directly. If we did have to make payment against a claim, it would impact our financial ability to perform the research, development, and sales activities that we have planned.

If and when our human-use equipment is commercialized, there is always the risk of product defects. Product defects can lead to loss of future sales, decrease in market acceptance, damage to our brand or reputation, product returns and warranty costs, and even product withdrawal from the market. These events can occur whether the defect resides in a component we purchased from a third party or whether it was due to our design and/or manufacturer. We expect that our sales agreements will contain provisions designed to limit our exposure to product liability claims. However, we do not know whether these limitations will be enforceable in the countries in which the sale is made. Any product liability or other claim brought against us, if successful and of sufficient magnitude, could negatively impact our financial performance.

We Cannot Be Certain That We Will Be Able To Manufacture Our Human-Use Equipment In Sufficient Volumes At Commercially Reasonable Costs. Our manufacturing facilities for human-use products will be subject to quality systems regulations, international quality standards and other regulatory requirements, including pre-approval inspection for our human-use equipment and periodic post-approval inspections for all human-use products. While we have undergone and passed a quality systems audit from an international body, we have never undergone a quality systems inspection by the FDA. We may not be able to pass an FDA inspection when it occurs. If our facilities are found not to be compliant with FDA standards in sufficient time, prior to a launch of our product in the United States, then it will result in a delay or termination of our ability to produce our human-use equipment in our facility. Any delay in production will have a negative effect on our business. While there are no target dates set forth for launch of our products in the United States, we plan on launching these products once we successfully perform a Phase III clinical study, obtain the requisite regulatory approval, and engage a partner who has the financial resources and marketing capacity to bring our products to market.

Our products must be manufactured in sufficient commercial quantities, in compliance with regulatory requirements, and at an acceptable cost to be attractive to purchasers. We rely on third parties to manufacture and assemble most aspects of our equipment, and thus cannot directly control the quality, timing or quantities of equipment manufactured or assembled at any given time.

Disruption of the manufacture of our products, for whatever reason, could delay or interrupt our ability to manufacture or deliver our products to customers in a timely basis. This would be expected to affect revenue and may affect our long-term reputation, as well. In the event we provide product of inferior quality, we run the risk of product liability claims and warranty obligations, which will negatively affect our financial performance.

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

Legislation Requiring Companies To Evaluate Internal Controls Under Section 404 Of The Sarbanes-Oxley Act Of 2002 Has Increased Our Expenses And Could Result In Events That Adversely Affect Our Stock Price. As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal control over financial reporting in our annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting. This requirement first applied to our 2004 Annual Report on Form 10-K.

How companies are implementing these new requirements including internal control reforms, if any, to comply with Section 404’s requirements, and how independent auditors are applying these new requirements and testing companies’ internal controls, is an evolving process and remains subject to uncertainty. The requirements of Section 404 are ongoing and apply to future years. We expect that our internal controls will continue to evolve as our business activities change. During the course of management’s and our independent registered public accounting firm’s review of our internal control over financial reporting as of December 31, 2006, we did not identify any significant control deficiencies that arose to the level of material weaknesses, as defined by the Public Company Accounting Oversight Board (PCAOB). Although we will continue to diligently and vigorously review our internal control over financial reporting, in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met.

If, during any year, our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which this control is documented, designed, operated, tested or assessed, or if the independent registered public accounting firm interprets the requirements, rules or regulations differently than we do, then our independent registered public accounting firm may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our stock.

Anti-Takeover Provisions In Our Charter Documents, Our Stockholder Rights Agreement And Delaware Law May Prevent Or Delay Removal Of Incumbent Management Or A Change Of Control. Anti-takeover provisions of our Certificate of Incorporation, as amended, our Amended and Restated Stockholders Rights Agreement and Delaware law may have the effect of deterring or delaying attempts by our stockholders to remove or replace management, engage in proxy contests and effect changes in control. The provisions of our charter documents include the ability of our board of directors to issue shares of preferred stock without approval of all our stockholders upon the terms and conditions and with the rights, privileges and preferences as our board of directors may determine.

The Rights issued pursuant to our Amended and Restated Stockholder Rights Agreement will become exercisable, subject to certain exceptions, after a person or group announces acquisition of 20% or more of our common stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 20% or more of our common stock.

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

Item 3. Quantitative and Qualitative Discloses About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income that we can earn on our cash and cash equivalents and short-term investments. As of March 31, 2007, our short-term investments had an average interest rate of approximately 5.3%. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in AAA investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Declines in interest rates over time will, however, reduce our interest income.

Foreign Currency Risk

We have operated primarily in the United States and most transactions in the three months ended March 31, 2007, have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, nor do we have any foreign currency hedging instruments in place.

We are currently conducting clinical trials in Europe in conjunction with several CRO’s. While invoices from these CRO’s relating to work done on our European clinical trials are generally denominated in U.S. dollars, our financial results could be affected by factors such as inflation in foreign currencies, in relation to the U.S. dollar, in markets where the CRO’s are assisting us in conducting these clinical trials.

The transactions related to our subsidiaries in Singapore and Norway are denominated primarily in foreign currencies, including Euros, British Pounds, Canadian Dollars, Norwegian Kroner, Swedish Krona, and Singapore Dollars. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets where Inovio conducts business.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

You should carefully consider and evaluate all of the information in this Form 10-Q in combination with the more detailed description of our business in our annual report on Form 10-K for the year ended December 31, 2006, which we filed with the Securities and Exchange Commission on March 16, 2007, for a more complete understanding of the risks associated with an investment in our securities. There have been material changes in the Risk Factors as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006 and such changes are reflected immediately below. The following risk factors, as well those contained in our annual report on Form 10-K for the year ended December 31, 2006 and risk factors included elsewhere in this report are not the only risks that could potentially face our company. Additional issues not now known to us or that we may currently deem immaterial may also impair our ability to commercialize our technology and the therapies we believe are derivable therefrom resulting in our business outlook being compromised and the trading price of our common stock declining.

WE HAVE A HISTORY OF LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

As of March 31, 2007, we had an accumulated deficit of $132,840,637. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. The outcome of these matters cannot be predicted at this time. We are evaluating potential partnerships as an additional way to fund operations, but there is no assurance we will be able to secure partnerships that will provide the required funding, if at all. We will continue to rely on outside sources of financing to meet our capital needs beyond next year.

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

OUR ABILITY TO UTILIZE OUR NET OPERATING LOSSES AND CERTAIN OTHER TAX ATTRIBUTES MAY BE LIMITED.

As disclosed in our annual report on Form 10-K for the 2006 fiscal year, we have significant net operating loss (NOL) carryforwards for both federal and state income tax purposes. We also have federal research tax carryforwards which begin to expire at the end of 2007 unless previously utilized. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, research tax credit carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We believe that there are built-in gains inherent in the value of our assets that, when recognized, may increase this annual limitation during the five-year period from the date of an ownership change. We are currently assessing the extent of these built-in gains. Any limitation on our net operating loss carryforwards that could be used to offset post-ownership change in taxable income would adversely affect our liquidity and cash flow, as and when we become profitable.

A SMALL NUMBER OF LICENSING PARTNERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUE IN EACH PERIOD AND OUR RESULTS OF OPERATIONS AND FINANCIAL

CONDITION COULD SUFFER IF WE LOSE THESE LICENSING PARTNERS OR FAIL TO ADD ADDITIONAL LICENSING PARTNERS IN THE FUTURE.

We derive a significant portion of our revenue from a limited number of licensing partners in each period. Accordingly, if we fail to sign additional future contracts with major licensing partners, if a licensing contract is delayed or deferred, or if an existing licensing contract expires or is cancelled and we fail to replace the contract with new business, our revenue could be adversely affected. Until commercialization of our Medpulser® Electroporation Therapy System, we expect that a limited number of licensing partners will continue to account for a substantial portion of our revenue in each quarter in the foreseeable future. During the three months ended March 31, 2007, one licensing partner, Merck, accounted for approximately 78% of our consolidated revenue. During the three months ended March 31, 2006, Merck accounted for approximately 60% of our consolidated revenue.

IF WE CANNOT MAINTAIN OUR EXISTING CORPORATE AND ACADEMIC ARRANGEMENTS AND ENTER INTO NEW ARRANGEMENTS, WE MAY BE UNABLE TO DEVELOP PRODUCTS EFFECTIVELY, OR AT ALL.

Our strategy for the research, development and commercialization of our product candidates may result in us entering into contractual arrangements with corporate collaborators, academic institutions and others. We have entered into sponsored research, license and/or collaborative arrangements with several entities, including Merck, Wyeth, Vical, Valentis, the U.S. Navy, Chiron and the University of South Florida, as well as numerous other institutions that conduct clinical trials work or perform pre-clinical research for us. Our success depends upon our collaborative partners performing their responsibilities under these arrangements and complying with the regulations and requirements governing clinical trials. We cannot control the amount and timing of resources our collaborative partners devote to our research and testing programs or product candidates, or their compliance with regulatory requirements which can vary because of factors unrelated to such programs or product candidates. These relationships may in some cases be terminated at the discretion of our collaborative partners with only limited notice to us.

Merck can terminate its May 2004 license and collaboration agreement with us at any time in its sole discretion, without cause, by giving ninety days’ advance notice to us. If this agreement is terminated by Merck at any time during the first two years of the collaboration term, then Merck shall continue, for a six-month period beginning on the date of such termination, to make payments previously approved by the project’s joint collaboration committee in relation to scientists and outside contractors engaged by us in connection with the agreement. During the three months ended March 31, 2007, Merck accounted for approximately 78% of our consolidated revenue. During the three months ended March 31, 2006, Merck accounted for approximately 60% of our consolidated revenue.

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

CHANGES IN FOREIGN EXCHANGE RATES MAY AFFECT OUR FUTURE OPERATING RESULTS.

In January 2005, we acquired Inovio AS, a Norwegian company. During the three months ended March 31, 2007, Inovio AS contributed approximately $2,309 to our revenue, which amounted to approximately 0.5% of our total revenue. Inovio AS conducts its operations primarily in foreign currencies, including the Euro, Norwegian Kroner and Swedish Krona. In September 2006, we established Inovio Asia Pte. Ltd., a company incorporated in the Republic of Singapore, which conducts its operations primarily in Singapore dollars. Fluctuation in the values of these foreign currencies relative to the U.S. dollar will affect our financial results which are reported in U.S. dollars and will cause U.S. dollar translation of such currencies to vary from one period to another. We cannot predict the scope of any fluctuations in the values of these foreign currencies relative to the U.S. dollar nor the effect of exchange rate fluctuations upon our future operating results.

SALES OF SUBSTANTIAL AMOUNTS OF OUR SHARES, OR EVEN THE AVAILABILITY OF OUR SHARES FOR SALE, IN THE OPEN MARKET COULD CAUSE THE MARKET PRICE OF OUR SHARES TO DECLINE.

Under our registration statement that the Securities and Exchange Commission, or the SEC, declared effective on May 25, 2006, we have registered with the SEC an aggregate of $75,000,000 of our equity securities that we may issue from time to time, in one or more offerings at prices and on terms that we will determine at the time of each offering. Under that so-called “shelf” registration statement, we have registered multiple kinds of our equity securities, including our common stock, preferred stock, warrants and a combination of these securities, or units. Through March 31, 2007, we have “taken-down” from our shelf registration statement, issued and sold, an aggregate of 4,690,006 shares of our common stock valued at $11,345,706 and warrants to purchase up to 1,425,919 shares of our common stock valued at $4,092,388 and, if those warrants are fully exercised at their exercise price of $2.87, we will have issued an additional 1,425,919 shares of our common stock under that shelf registration statement. In other words, the shares of common stock we have sold in offerings from our shelf registration statement represent approximately 15% of the value of the aggregate equity securities from our shelf registration statement at March 31, 2007 (20% if the warrants we have sold from our shelf registration statement are fully exercised).

In addition to the shares and warrants we have issued from our shelf registration statement, we have also issued 2,201,644 shares of our common stock and 938,475 warrants to purchase up to 938,475 shares of our common stock in other recent offerings.

Sales of substantial amounts of our stock at any one time or from time to time by the investors to whom we have issued them, or even the availability of these shares for sale, could cause the market price of our common stock to decline.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

As previously disclosed in our Form 8-K filed on October 16, 2006, we had obligated to issue, no later than January 14, 2007, 2,201,644 shares of our common stock and five-year warrants, exercisable at $2.87 per share, to purchase 770,573 shares of our common stock in exchange for ordinary shares of our IAPL subsidiary, not previously owned by us. We had also issued five-year warrants, exercisable at $2.87 per share, to purchase 167,902 shares of common stock to certain holders of our outstanding Series C Cumulative Convertible Preferred Stock, in exchange for their Preferred Stock. In accordance with the terms above, we completed the exchange of the ordinary shares of our IAPL subsidiary on January 14, 2007. Pursuant to this exchange, on February 8, 2007, we filed an amended Form S-3, which the Securities and Exchange Commission declared effective on February 12, 2007, registering the shares of common stock and the shares of common stock underlying the warrants that were included in the exchange for the ordinary shares of our IAPL subsidiary and the shares of common stock underlying the warrants that were issued in the exchange for Series C Cumulative Convertible Preferred Stock.

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

Inovio Biomedical Corporation

Date: May 9, 2007	By:	/s/ Peter Kies
Peter Kies
Authorized Officer and Chief Financial
Officer