Form 10-Q
period 2007-06-30
INOVIO BIOMEDICAL CORP
filed 2007-08-08
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, was 43,551,434 as of August 2, 2007.

INOVIO BIOMEDICAL CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2007

Part I. Financial Information

Item 1. Financial Statements

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,785,789	$8,321,606
Short-term investments	23,811,160	14,700,000
Accounts receivable	362,522	326,071
Prepaid expenses and other current assets	1,025,935	1,124,262

Total current assets	32,985,406	24,471,939

Fixed assets, net	385,916	390,789
Patents and other assets, net	3,184,872	3,177,543
Goodwill	4,290,594	4,290,594
Intangible assets, net	3,506,250	3,618,750

Total assets	$44,353,038	$35,949,615

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,649,413	$2,009,972
Accrued clinical trial expenses	775,796	675,330
Deferred revenue	478,262	583,147
Deferred rent	69,447	50,582

Total current liabilities	2,972,918	3,319,031

Deferred revenue, net of current portion	4,237,021	4,396,875
Deferred rent, net of current portion	143,185	177,908
Deferred tax liabilities	981,750	1,013,250

Total liabilities	8,334,874	8,907,064

Minority interest	—	5,349,995

Stockholders’ equity:
Preferred stock	113	1,028
Common stock	43,549	35,639
Additional paid-in capital	173,226,341	150,459,604
Receivables from stockholders	(50,000)	(86,030)
Accumulated deficit	(137,318,429)	(128,754,730)
Other comprehensive income	116,590	37,045

Total stockholders’ equity	36,018,164	21,692,556

Total liabilities, minority interest and stockholders’ equity	$44,353,038	$35,949,615

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
License fee and milestone payments	$209,265	$171,062	$443,754	$322,116
Revenue under collaborative research and development arrangements	286,312	232,351	534,302	508,581
Grant and miscellaneous revenue	—	259,277	21,423	529,986

Total revenue	495,577	662,690	999,479	1,360,683

Operating expenses:
Research and development	2,907,836	1,981,895	5,424,247	3,622,320
General and administrative	2,288,301	1,827,271	4,523,212	3,641,571
Amortization of intangible assets	56,250	56,250	112,500	112,500

Total operating expenses	5,252,387	3,865,416	10,059,959	7,376,391

Loss from operations	(4,756,810)	(3,202,726)	(9,060,480)	(6,015,708)

Interest and other income	287,262	153,956	520,116	333,078

Net loss	(4,469,548)	(3,048,770)	(8,540,364)	(5,682,630)

Imputed and declared dividends on preferred stock	(8,244)	(34,423)	(23,335)	(106,788)

Net loss attributable to common stockholders	$(4,477,792)	$(3,083,193)	$(8,563,699)	$(5,789,418)

Amounts per common share – basic and diluted:
Net loss	$(0.11)	$(0.10)	$(0.22)	$(0.19)
Imputed and declared dividends on preferred stock	(0.00)	(0.00)	(0.00)	(0.00)
Net loss per share attributable to common stockholders	$(0.11)	$(0.10)	$(0.22)	$(0.19)

Weighted average number of common shares – basic and diluted	40,674,947	30,568,369	39,193,023	30,097,487

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cash flows from operating activities:
Net loss from continuing operations	$(8,540,364)	$(5,682,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	383,762	379,189
Amortization of intangible assets	112,500	112,500
Compensation for services paid in stock options	952,239	934,229
Compensation for services paid in common stock	187,301	—
Amortization of deferred tax liabilities	(31,500)	(31,500)
Revenue from conversion of note payable	—	(10,742)
Accretion of discount on available-for-sale securities	(12,150)	—
Changes in operating assets and liabilities:
Accounts receivable	(39,024)	(101,434)
Prepaid expenses and other current assets	120,984	(162,370)
Accounts payable and accrued expenses	(263,098)	(997,793)
Deferred revenue	(264,739)	(292,664)
Deferred rent	(15,858)	(22,662)

Net cash used in operating activities	(7,409,947)	(5,875,877)

Cash flows from investing activities:
Purchases of available-for-sale securities	(16,602,985)	(13,500,000)
Proceeds from sales of available-for-sale securities	7,500,000	4,500,000
Purchases of capital assets	(76,386)	(37,126)
Capitalization of patents and other assets	(309,832)	(378,331)

Net cash used in investing activities	(9,489,203)	(9,415,457)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	16,284,197	74,467
Repayment of stockholder note receivable	36,030	—
Payment of preferred stock cash dividend	(23,335)	(99,095)

Net cash provided by (used in) financing activities	16,296,892	(24,628)

Effect of exchange rate changes on cash	66,441	22,511

Decrease in cash and cash equivalents	(535,817)	(15,293,451)

Cash and cash equivalents, beginning of period	8,321,606	17,166,567

Cash and cash equivalents, end of period	$7,785,789	$1,873,116

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Inovio Biomedical Corporation (the “Company”, “we” or “us”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheet as of June 30, 2007, condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that we consider necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2007, shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006, included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2007.

We are a San Diego-based biomedical company focused on developing multiple DNA-based immunotherapies and partnering our Selective Electrochemical Tumor Ablation (SECTA) therapy for commercialization.  We are developing human applications of electroporation, which uses brief, controlled electrical pulses in an effort to increase cellular uptake of a useful biopharmaceutical and, in the case of gene-based treatments, levels of gene expression.  When used to administer DNA vaccines, our electroporation technology has shown in pre-clinical and clinical studies that it can increase levels of gene expression and immune response. Our immunotherapy partners include Merck, Wyeth, Vical, University of Southampton, Moffitt Cancer Center, and the U.S. Army, with four DNA-based immunotherapies in Phase I clinical studies. The SECTA therapy is designed to locally treat solid tumors by selectively killing cancerous cells and thereby minimizing cosmetic or functional detriments often caused by surgical removal of predominantly healthy tissue typically treated around a tumor. Our technology is protected by an extensive patent portfolio covering in vivo electroporation.

Our SECTA therapy uses bleomycin sulfate delivered intratumorally by using our MedPulser® electroporation system. The purpose of this therapy is to provide treated patients with quality of life benefits compared to the use of surgery, with equivalency in terms of local tumor control and survival.  We aim to demonstrate these benefits with multiple clinical studies in several different cancer indications.  Each cancer indication is the subject of a separate clinical development program owing to the unique and different clinical and biological attributes of each type of cancer the Company is evaluating. We have now completed enrollment of 13 patients in the FDA-approved Phase I/II clinical study of recurrent breast cancer patients. We have also completed enrollment of 92 patients in a European pre-marketing study of head and neck cancer patients.  We have completed enrollment of 83 patients in a European pre-marketing study of patients with skin cancer. We have expedited efforts for data analysis in our SECTA oncology program for the benefit of concurrently analyzing data from multiple clinical studies.

We had also been enrolling patients in two Phase III clinical studies designed to evaluate the use of SECTA as a treatment for resectable recurrent and second primary squamous cell carcinomas of the head and neck (SCCHN). The studies were accruing North American and European patients with tumors in the anterior and posterior areas of the oral cavity. The primary endpoint of these two Phase III trials was preservation of function status at four and eight months as measured by the Performance Status Scale (which assesses the ability of a patient to eat “normal” foods, speak understandably, and eat in public). On June 5, 2007, we announced that we had stopped enrollment of these studies based on a recommendation from the trial’s independent data monitoring committee (DMC). The DMC expressed concern about efficacy and serious adverse events, including higher mortality rates on the SECTA arm of the study than on the surgery arm. In the DMC’s opinion, although no single parameter was sufficient to warrant recommending a review of the trial, the totality of data for this recurrent head and neck cancer study suggested an unfavorable benefit-to-risk profile for the SECTA arm relative to the surgery arm. The DMC also noted that slow enrollment presents a possible challenge in meeting the patient enrollment goals of each of these two trials, but that, if timely enrollment could allow reaching the target of 400 patients in the combined trials, this would provide enhanced insights regarding the benefit-to-risk profile of the SECTA treatment. Without conducting further analysis, we stopped enrollment to allow the Company to conduct its own interim analysis of the unaudited and unblinded data on the 212 patients enrolled to date.

Our business plan for the SECTA therapy has been focused on generating a set of clinical data across multiple indications to aid in securing a marketing and sales partner and further characterize the therapy’s clinical benefits, cost savings, and profit potential necessary to make this product viable and attractive to a partner to take it to the marketplace. Discussions with multiple partner candidates have been progressing and are continuing. Management’s primary goal for SECTA is to secure an industry partner capable of launching the SECTA product, with the European market being the initial priority. Alternatively, we will consider an agreement with a financial partner pursuant to which we would potentially create an operating entity that would be funded and staffed independently of Inovio. The objective would be to provide this entity with a mandate and certain resources to commercialize SECTA while retaining an ownership interest in the entity but minimizing or eliminating ongoing capital obligations to Inovio. Management is working diligently to try to secure a suitable deal to advance commercialization of our SECTA therapy.  If management is not able to find a suitable corporate partner or is not successful in raising sufficient capital through a financial partner, we will discontinue further enrollment in clinical studies and may be required to scale back further or terminate certain or all activities related to the SECTA program.

In addition, as part of our MedPulser® product line we have been developing devices for the delivery of DNA for vaccinations and gene therapy. Our primary development efforts involve licensing agreements with Merck & Co., Inc., Wyeth Pharmaceuticals and Vical, Inc., in which these companies are supporting the development and registration of their therapies using our devices. In November 2006, we executed a licensing agreement with VGX Pharmaceuticals (VGX) for a worldwide non-exclusive license to our DNA Electroporation Delivery Technology for intratumoral delivery of a proprietary gene to control the growth of melanoma and other cancers using an HIV sequence. We also have a collaborative commercialization agreement with Tripep AB to co-develop a novel DNA Hepatitis C therapeutic vaccine (HCV), for which we have received approvals from the Swedish Medical Products Agency and local ethics committees to initiate a Phase I/II clinical trial in July 2007.  Other activities include Phase I clinical trials at the H. Lee Moffitt Cancer Center and at the University of Southampton. As a result of our partnerships in this area, our DNA Electroporation Delivery Technology is currently being evaluated in four DNA-based immunotherapies in Phase I clinical studies, and in multiple pre-clinical studies.

We have an extensive patent portfolio encompassing electroporation, covering a range of apparatuses, methodologies, conditions, and applications including oncology, gene delivery, vascular, transdermal and ex vivo.

We incurred a net loss attributable to common stockholders of $4,477,792 and $8,563,699 for the three and six months ended June 30, 2007, respectively. We had working capital of $30,012,488 and an accumulated deficit of $137,318,429 as of June 30, 2007. Our ability to continue as a going concern is dependent upon our ability to obtain additional capital and eventually achieve profitable operations. We will continue to rely on outside sources of financing to meet our capital needs. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to scale back our research and development programs, preclinical studies and clinical trials, and general and administrative activities and may not be able to continue in business. These unaudited condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue in business. Our unaudited condensed consolidated financial statements as of and for the period ended June 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

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

3.             Stockholders’ Equity

The following is a summary of our authorized and issued common and preferred stock as of June 30, 2007:

Authorized:	300,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share

Issued and Outstanding:	86 and 102 shares of Series C Preferred Stock, par value of $0.001 per share, as of June 30, 2007 and December 31, 2006, respectively.

113,311 and 1,027,967 shares of Series D Preferred Stock, par value of $0.001 per share, as of June 30, 2007 and December 31, 2006, respectively.

43,605,184 and 43,548,934 shares of common stock issued and outstanding, par value of $0.001 per share, as of June 30, 2007, and 35,639,521 shares of common stock issued and outstanding, as of December 31, 2006, respectively.

Preferred Stock

In January 2005, we consummated the acquisition of Inovio AS, a Norwegian company. We issued 1,966,292 shares of our Series D Preferred Stock in the transaction. As of June 30, 2007, 1,852,981 shares of the Series D Preferred Stock had been converted into 1,852,981 shares of our common stock.

At June 30, 2007, our outstanding Series C Preferred Stock was convertible into 126,465 shares of our common stock at a conversion price of $6.80 per share. The holders of our Series C Preferred Stock were entitled to receive an annual dividend at the rate of 6%, payable quarterly through May 20, 2007. These dividends were payable in cash unless the closing price of our common shares for the 20 trading days immediately preceding the dividend payment date was equal to or greater than the conversion price of such shares, in which event we elected to pay the dividends to the holders in common stock. We paid cash dividends to holders of our Series C Preferred Stock of $8,244 and $23,335 during the three and six months ended June 30, 2007, respectively.

At the closing of our May 2004 issuance and sale of our Series C Preferred Stock, we issued to the investors warrants to purchase 561,084 shares of our common stock at an exercise price of $8.80 per share and to the placement agents warrants to purchase 152,519 shares of our common stock at an exercise price of $6.80 per share, in each case through May 10, 2009. As of June 30, 2007, none of these warrants had been exercised and all were outstanding.

At the closing of our July 2003 sale of our previously issued and converted Series A and Series B Preferred Stock, we issued to the investors warrants to purchase 2,433,073 shares of our common stock at an exercise price of $3.00 per share and to the placement agents warrants to purchase 477,060 shares of our common stock at an exercise price of between $2.40 and $2.80 per share, both of which are exercisable through July 13, 2008. Of these July 2003 warrants, warrants to purchase 878,582 shares had been exercised as of June 30, 2007, resulting in gross cash proceeds of $1,983,107.

Common Stock

In May 2007, we completed a registered equity financing, whereby we sold 4,595,094 shares of our common stock which resulted in gross aggregate cash proceeds of $16,174,737.

In March 2007, we entered into an agreement whereby we agreed to issue a total of 90,000 restricted shares of our common stock in equal quarterly installments in exchange for consulting services.  As of June 30, 2007, we had issued 22,500 restricted common shares pursuant to this agreement.  During the remaining term of the agreement, we will continue to issue 11,250 restricted common shares at each quarter-end as compensation for consulting services received each quarter.

In October 2006, we completed a registered offering with foreign investors, whereby we sold 4,074,067 shares of our common stock and issued warrants to purchase 1,425,919 shares of our common stock which resulted in gross aggregate cash proceeds of $9,900,003. In relation to this offering, certain holders of our Series C Preferred Stock converted 115.12 shares of Series C Preferred Stock and $14,571 of accrued dividends into 479,722 restricted shares of our common stock and warrants to purchase 167,902 restricted shares of our common stock. All warrants included in the registered offering and the preferred stock conversion are exercisable at $2.87 per share through October 2011. As of June 30, 2007, no warrants issued in connection with the registered offering or the preferred stock conversion had been exercised and all were outstanding.

Prior to completing the above financing, we incorporated Inovio Asia Pte. Ltd. (IAPL), a wholly-owned subsidiary of the Company, in the Republic of Singapore and thereafter granted IAPL an exclusive royalty-free license to use certain of our intellectual property in exchange for 6,584,365 ordinary shares of IAPL. In March 2007, we terminated our license agreement while retaining our number of IAPL ordinary shares.

In October 2006, IAPL completed a private placement, issuing and selling 2,201,644 of its ordinary shares for cash in the amount of $5,349,995. Pursuant to the Securities Purchase and Exchange Agreement, in January 2007 these ordinary shares were exchanged for 2,201,644 restricted shares of our common stock and warrants to purchase up to 770,573 restricted shares of our common stock at an exercise price of $2.87 per share through October 2011.  As of June 30, 2007, no warrants issued in connection with the IAPL exchange transaction had been exercised and all were outstanding.

We recorded an imputed dividend charge of $1,851,056 in October 2006 related to the investors who converted $1,151,200 of their previous Series C Preferred Stock investment into 473,744 shares of our common stock as part of our October 2006 private placement. We calculated this imputed dividend charge using guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

In July and October 2006, we issued 25,000 and 24,261 common shares, respectively, to an outside consulting company in payment of a non-refundable retainer in connection with the engagement of its services.

In June 2006, we issued 86,956 common shares to a licensing company in exchange for various patents and other assets and a $50,000 shareholder note receivable.

At the closing of our December 2005 private placement, we issued to accredited investors warrants to purchase an aggregate of 3,462,451 shares of common stock at an exercise price of approximately $2.93 per share, which are exercisable through December 2010. As of June 30, 2007, no warrants issued in connection with this private placement had been exercised, and all were outstanding.

At the closing of our January 2005 private placement, we issued to accredited investors warrants to purchase 508,240 shares of our common stock at an exercise price of $5.50 per share, which are exercisable through January 2010. As of June 30, 2007, no warrants issued as part of this private placement had been exercised and all were outstanding.

Warrants

In addition to warrants granted in connection with our preferred and common stock offerings described above, we have issued other warrants that were outstanding as of June 30, 2007.

In connection with the leasing of our new corporate headquarters, we issued a warrant to purchase 50,000 shares of our common stock at $5.00 per share to the landlord of this leased facility in December 2004, which is exercisable through December 2009. This warrant was valued on the date of issuance using the Black-Scholes pricing model. The fair value of this warrant, $120,913, is being recognized ratably over the five-year term of the lease as rent expense.  As of June 30, 2007, this warrant remains unexercised and outstanding.

On September 15, 2000, we entered into an exclusive license agreement with the University of South Florida Research Foundation, Inc. (“USF”), whereby USF granted us an exclusive, worldwide license to USF’s rights in patents and patent applications generally related to needle electrodes (the “License Agreement”). Pursuant to the License Agreement, we granted USF and its designees a warrant to acquire 150,000 common shares for $9.00 per share. This warrant expires on September 14, 2010. At the date of grant, 75,000 shares underlying the warrant vested, and the remaining shares will vest upon the achievement of certain milestones. The 75,000 non-forfeitable vested shares underlying the warrant were valued at $553,950 using the Black-Scholes pricing model and were recorded as capitalized license fees in other assets. The remaining 75,000 shares underlying the non-vested warrant are forfeitable and will be valued at the fair value on the date of vesting using the Black-Scholes pricing model.  As of June 30, 2007, none of these warrants had been exercised and all were outstanding.

Stock Options

We have one stock and cash-based incentive plan, our 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which we have granted stock options and restricted stock awards to executive officers, directors and employees. The plan was adopted on March 31, 2007 and approved by the stockholders on May 4, 2007.  The Incentive Plan reserves 750,000 common shares for issuance as or upon exercise of incentive awards granted and to be granted at future dates. At June 30, 2007, we had 570,000 shares of common stock available for future grant and had outstanding 101,250 shares of unvested restricted common stock and options to purchase 15,000 shares of common stock.  The awards granted and available for future grant under the Incentive Plan generally have a term of ten years and vest over a period of three years. The Incentive Plan terminates by its terms on March 31, 2017.

The Incentive Plan supersedes all of our previous stock option plans, which include our 1995 Stock Option Plan, under which we had no options outstanding at June 30, 2007, our 1997 Stock Option Plan, under which we had options to purchase 60,498 shares of common stock outstanding at June 30, 2007 and our Amended 2000 Stock Option Plan, under which we had options to purchase 3,421,464 shares of common stock outstanding at June 30, 2007.  The terms and conditions of the options outstanding under these plans remain unchanged.

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

Assumptions used to value employee stock options using the Black-Scholes model are presented below:

	Six Months Ended June 30,
	2007	2006
Risk-free interest rate	4.46% - 4.67%	4.74% - 4.96%
Expected volatility	94%-98%	109%
Expected life in years	6	6
Dividend yield	—	—

The weighted average grant date fair value per share was $1.57 and $2.17 for employee stock options granted during the three and six months ended June 30, 2007, respectively, and $1.88 and $2.17 for employee stock options granted during the three and six months ended June 30, 2006, respectively.

The weighted average grant date fair value per share was $3.69 for non-vested stock granted during the three and six months ended June 30, 2007.  There was no non-vested stock granted during the three and six months ended June 30, 2006.

Total compensation cost for our employee stock plans for the three and six months ended June 30, 2007 was $430,424 and $975,548, respectively, of which $100,356 and $204,804 was included in research and development expenses and $330,068 and $770,744 was included in general and administrative expenses, respectively.

At June 30, 2007, there was $1,989,599 of total unrecognized compensation cost, related to non-vested employee stock options, which is expected to be recognized over a weighted-average period of 1.2 years.  At June 30, 2006, there was $1,883,017 of total unrecognized compensation cost, related to non-vested employee stock options which was expected to be recognized over a weighted-average period of 1.1 years.

At June 30, 2007, there was $348,825 of total unrecognized compensation cost, related to non-vested stock, which is expected to be recognized over a weighted-average period of 2.1 years.  There was no unrecognized compensation cost related to non-vested stock at June 30, 2006.

We account for options granted to non-employees in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. The fair value of these options at the measurement dates was estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three and six months ended June 30, 2007, was $30,200 and $92,554, respectively.

6.             Comprehensive Loss

Comprehensive loss for the three and six months ended June 30, 2007 and 2006 includes net loss, foreign currency translation gains and de minimis amounts of unrealized losses on investments.  Comprehensive loss for the three and six months ended June 30, 2007 was $4,458,870 and $8,460,819, respectively.  Comprehensive loss for the three and six months ended June 30, 2006 was $3,028,730 and $5,649,587, respectively.

7.             Supplemental Disclosures of Cash Flow Information

	Six Months Ended June 30,
	2007	2006
Supplemental schedule of financing activities:

Conversion of minority interest into common stock	$5,349,995	$—
Common stock issued in connection with declared dividends on preferred stock	$—	$7,693
Conversions of preferred stock to common stock	$939	$1,260
Issuance of common stock for patents and other assets	$—	$128,922
Issuance of common stock in exchange for shareholder note receivable	$—	$50,000
Leasehold improvements financed by landlord	$—	$172,054
Non-cash warrant exercise for common stock	$38	$—

8.             Income Taxes

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

We file income tax returns in the U.S. and various foreign and state jurisdictions. Due to our losses incurred, we are essentially subject to income tax examination by tax authorities from our inception to date. Our policy is to recognize interest expense and penalties related to income tax matters as tax expense. At June 30, 2007, we do not have any significant accruals for interest related to unrecognized tax benefits or tax penalties. We believe we have appropriate support for all income tax positions taken, or to be taken, in our tax returns, and that our accruals for tax liabilities are adequate for all open years based on an assessment of factors including past experience and interpretations of tax law applied to the facts of each matter.

With regard to our U.S. operations, we had deferred tax assets of approximately $36.2 million as of January 1, 2007, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to generate future taxable income to realize these assets. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryfowards and federal and state research and development (“R&D”) credit carryforwards. Utilization of our NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that have occurred previously or that could occur in the future. Until we have determined whether such an ownership change has occurred, and until the amount of any limitation becomes known, no amounts are being presented as an uncertain tax position in accordance with FIN 48. Management believes that the amount subject to limitation could be significant. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets accompanied by a corresponding reduction of the related valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits related to our operations in the U.S. will not impact our effective tax rate.

9.             Subsequent Events

In August 2007, we entered into an agreement with an outside consulting advisor where we agreed to issue up to 230,000 shares of common stock and warrants to purchase up to 150,000 shares of common stock at an exercise price of $3.00 per share, as payment of a non-refundable retainer in connection with the engagement of its services.

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

Such risks and uncertainties are disclosed from time to time in our reports filed with the SEC, including our reports on Forms 8-K, 10-Q, and 10-K and such risks and uncertainties are discussed in this Report under the headings “Certain Factors That Could Affect Our Future Results” later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” located in Part II, Item 1A. The risks included in this Report are not exhaustive. Other sections of this Report may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also be aware that while we do, from time to time, communicate with securities analysts, we do not disclose any material non-public information or other confidential commercial information to them. Accordingly, individuals should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the analyst’s report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

General

We are a San Diego-based biomedical company focused on developing multiple DNA-based immunotherapies and partnering our Selective Electrochemical Tumor Ablation (SECTA) therapy for commercialization.  We are developing human applications of electroporation, which uses brief, controlled electrical pulses in an effort to increase cellular uptake of a useful biopharmaceutical and, in the case of gene-based treatments, levels of gene expression.  When used to administer DNA vaccines, our electroporation technology has shown in pre-clinical and clinical studies that it can increase levels of gene expression and immune response. Our immunotherapy partners include Merck, Wyeth, Vical, University of Southampton, Moffitt Cancer Center, and the U.S. Army, with four DNA-based immunotherapies in Phase I clinical studies. The SECTA therapy is designed to locally treat solid tumors by selectively killing cancerous cells and thereby minimizing cosmetic or functional detriments often caused by surgical removal of predominantly healthy tissue typically treated around a tumor. Our technology is protected by an extensive patent portfolio covering in vivo electroporation.

Our SECTA therapy uses bleomycin sulfate delivered intratumorally by using our MedPulser® electroporation system. The purpose of this therapy is to provide treated patients with quality of life benefits compared to the use of surgery, with equivalency in terms of local tumor control and survival.  We aim to demonstrate these benefits with multiple clinical studies in several different cancer indications.  Each cancer indication is the subject of a separate clinical development program owing to the unique and different clinical and biological attributes of each type of cancer the Company is evaluating. We have now completed enrollment of 13 patients in the FDA-approved Phase I/II clinical study of recurrent breast cancer patients. We have also completed enrollment of 92 patients in a European pre-marketing study of head and neck cancer patients.  We have completed enrollment of 83 patients in a European pre-marketing study of patients with skin cancer. We have expedited efforts for data analysis in our SECTA oncology program for the benefit of concurrently analyzing data from multiple clinical studies.

We had also been enrolling patients in two Phase III clinical studies designed to evaluate the use of SECTA as a treatment for resectable recurrent and second primary squamous cell carcinomas of the head and neck (SCCHN). The studies were accruing North American and European patients with tumors in the anterior and posterior areas of the oral cavity. The primary endpoint of these two Phase III trials was preservation of function status at four and eight months as measured by the Performance Status Scale (which assesses the ability of a patient to eat “normal” foods, speak understandably, and eat in public). On June 5, 2007, we announced that we had stopped enrollment of these studies based on a recommendation from the trial’s independent data monitoring committee (DMC). The DMC expressed concern about efficacy and serious adverse events, including higher mortality rates on the SECTA arm of the study than on the surgery arm. In the DMC’s opinion, although no single parameter was sufficient to warrant recommending a review of the trial, the totality of data for this recurrent head and neck cancer study suggested an unfavorable benefit-to-risk profile for the SECTA arm relative to the surgery arm. The DMC also noted that slow enrollment presents a possible challenge in meeting the patient enrollment goals of each of these two trials, but that, if timely enrollment could allow reaching the target of 400 patients in the combined trials, this would provide enhanced insights regarding the benefit-to-risk profile of the SECTA treatment. Without conducting further analysis, we stopped enrollment to allow the Company to conduct its own interim analysis of the unaudited and unblinded data on the 212 patients enrolled to date.

Our business plan for the SECTA therapy has been focused on generating a set of clinical data across multiple indications to aid in securing a marketing and sales partner and further characterize the therapy’s clinical benefits, cost savings, and profit potential necessary to make this product viable and attractive to a partner to take it to the marketplace. Discussions with multiple partner candidates have been progressing and are continuing. Management’s primary goal for SECTA is to secure an industry partner capable of launching the SECTA product, with the European market being the initial priority. Alternatively, we will consider an agreement with a financial partner pursuant to which we would potentially create an operating entity that would be funded and staffed independently of Inovio. The objective would be to provide this entity with a mandate and certain resources to commercialize SECTA while retaining an ownership interest in the entity but minimizing or eliminating ongoing capital obligations to Inovio. Management is working diligently to try to secure a suitable deal to advance commercialization of our SECTA therapy.  If management is not able to find a suitable corporate partner or is not successful in raising sufficient capital through a financial partner, we will discontinue further enrollment in clinical studies and may be required to scale back further or terminate certain or all activities related to the SECTA program.

In addition, as part of our MedPulser® product line we have been developing devices for the delivery of DNA for vaccinations and gene therapy. Our primary development efforts involve licensing agreements with Merck & Co., Inc., Wyeth Pharmaceuticals and Vical, Inc., in which these companies are supporting the development and registration of their therapies using our devices. In November 2006, we executed a licensing agreement with VGX Pharmaceuticals (VGX) for a worldwide non-exclusive license to our DNA Electroporation Delivery Technology for intratumoral delivery of a proprietary gene to control the growth of melanoma and other cancers using an HIV sequence. We also have a collaborative commercialization agreement with Tripep AB to co-develop a novel DNA Hepatitis C therapeutic vaccine (HCV), for which we have received approvals from the Swedish Medical Products Agency and local ethics committees to initiate a Phase I/II clinical trial in July 2007.  Other activities include Phase I clinical trials at the H. Lee Moffitt Cancer Center and at the University of Southampton. As a result of our partnerships in this area, our DNA Electroporation Delivery Technology is currently being evaluated in four DNA-based immunotherapies in Phase I clinical studies, and in multiple pre-clinical studies.

We have an extensive patent portfolio encompassing electroporation, covering a range of apparatuses, methodologies, conditions, and applications including oncology, gene delivery, vascular, transdermal and ex vivo.

Due to the amount of expenses incurred in the development of the oncology and gene delivery systems, we have been unprofitable since 1994. As of June 30, 2007, we had an accumulated deficit of $137,318,429. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

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

License fees are comprised of initial fees and milestone payments derived from collaborative licensing arrangements. We continue to recognize non-refundable milestone payments upon the achievement of specified milestones upon which we have earned the milestone payment, provided the milestone payment is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement. We defer payments for milestone events which are reasonably assured and recognize them ratably over the minimum remaining period of our performance obligations. Payments for milestones which are not reasonably assured are treated as the culmination of a separate earnings process and are recognized as revenue when the milestones are achieved.

We receive non-refundable grants under available government programs.  We record government grants applicable towards current expenditures as revenue when there is reasonable assurance that we have complied with all conditions necessary to receive the grants, collectibility is reasonably assured, and the related expenditures have been incurred.

Patent and License Costs. We record patents at cost and amortize these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent cost consists of the consideration paid for patents and related legal costs. If management determines that the development of products to which patent costs relate is not reasonably certain or that costs exceed the recoverable value, such costs are charged to operations.

License costs are recorded based on the fair value of consideration paid and amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement.

Long-lived Assets. We assess the recoverability of long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we reduce the carrying value of the asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through June 30, 2007.

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

Valuation of Goodwill and Intangible Assets. Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of June 30, 2007, our goodwill and intangible assets, net of accumulated amortization, totaled $7,796,844. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our condensed consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

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

We use the Black-Scholes option valuation model to value stock option awards. We recognize compensation expense using the straight-line amortization method.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for us on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. Management is currently evaluating the impact of this standard and does not expect the adoption of SFAS 157 to have a material impact on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). Under SFAS 159, we may elect to measure certain financial instruments and other items at fair value on an instrument by instrument basis subject to certain restrictions. SFAS 159 becomes effective for us on January 1, 2008. The impact of the adoption of SFAS 159 will be dependent on the extent to which we elect to measure eligible items at fair value.

Results of Operations

Revenue. We had total revenue of $495,577 and $999,479, respectively, for the three and six months ended June 30, 2007, compared to $662,690 and $1,360,683, respectively, for the three and six months ended June 30, 2006.  Revenue primarily consists of license fees, milestone payments and amounts received from collaborative research and development agreements and grants.

Revenue from license fees and milestone payments was $209,265 and $443,754, respectively, for the three and six months ended June 30, 2007, as compared to $171,062 and $322,116, respectively, for the three and six months ended June 30, 2006.  The increase in revenue under license fees and milestone payments for the three and six month periods ended June 30, 2007, as compared to the comparable periods in 2006, was mainly due to the recognition of previously deferred revenue from our licensing agreement with Wyeth which was executed in November 2006.

During the three and six months ended June 30, 2007, we recorded revenue under collaborative research and development arrangements of $286,312 and $534,302, respectively, as compared to of $232,351 and $508,581, respectively, for the three and six months ended June 30, 2006.  This increase in revenue was primarily due to more collaborative research and development revenue recognized from the Merck Collaborative Research Agreement. We record billings from research and development work performed pursuant to the Merck Agreement as revenue as we incur the related research expenditures pursuant to the terms of the Merck Agreement.

Grant and miscellaneous revenue was $0 and $21,423, respectively, for the three and six months ended June 30, 2007, as compared to $259,277 and $529,986, respectively, for the three and six months ended June 30, 2006.  The decrease in grant and miscellaneous revenue for the three and six months ended June 30, 2007, as compared to the comparable periods in 2006, was mainly due to a reduction in revenue recognized from European Union and U.S. Army grants due to the completion of work performed.

Research and Development Expenses. Research and development expenses, which include clinical trial costs, for the three and six months ended June 30, 2007, were $2,907,836 and $5,424,247, respectively, as compared to $1,981,895 and $3,622,320 for the three and six months ended June 30, 2006, respectively.  The increase in research and development expenses for the three and six months ended June 30, 2007, as compared to the comparable periods in 2006, was primarily due to an increase in clinical trial expenses due to higher patient enrollment, new clinical sites, data collection and data monitoring costs, and increased costs related to the use of outside Clinical Research Organizations (“CRO’s”) and Clinical Research Associates (“CRA’s”).  We also recorded an increase in engineering and professional services expense and an increase in lab supplies related to start-up costs for new testing materials, offset by less outside lab testing performed in connection with the U.S. Army grant.

General and Administrative Expenses.  General and administrative expenses, which include business development expenses, for the three and six months ended June 30, 2007, were $2,288,301 and $4,523,212, respectively, as compared to $1,827,271 and $3,641,571 for the three and six months ended June 30, 2006, respectively. The increase in general and administrative expenses for the three and six months ended June 30, 2007, as compared to the comparable periods in 2006, was mainly due to legal fees associated with intellectual property and business development, an increase in personnel expenses associated with expanding our in-house expertise, an increase in outside investor relations services associated with our DNA and gene therapy program, and an increase in share-based compensation expense.

Share-Based Compensation. Share-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee’s requisite service period. Total compensation cost for our stock plans for the three and six months ended June 30, 2007 was $430,424 and $975,548, respectively, as compared to $346,174 and $837,945 for the three and six months ended June 30, 2006, respectively.

Amortization of Intangible Assets. Amortization of intangible assets was $56,250 and $112,500 during the three and six months ended June 30, 2007 and 2006, respectively, related to an intangible asset associated with contracts and intellectual property acquired as part of our purchase of Inovio AS.

Interest and Other Income. Interest and other income for the three and six months ended June 30, 2007, was $287,262 and $520,116, respectively, as compared to $153,956 and $333,078 for the three and six months ended June 30, 2006.  The increase in interest and other income for the three and six months ended June 30, 2007 was primarily due to larger cash and short-term investment balances as a result of our May 2007 equity financing, and a higher average interest rate.

Imputed and Declared Dividends on Preferred Stock. The former holders of our Series A and B Preferred Stock received an annual dividend at a rate of 6%, in shares of common stock or cash, payable quarterly through September 30, 2006.  As a result, no dividends were paid to Series A or B Preferred Stock holders during the three and six months ended June 30, 2007. We paid cash of $299 during the three and six months ended June 30, 2006 and issued a total of 2,871 shares valued at $7,693 during the six months ended June 30, 2006, to the former holders of our Series A Preferred Stock.  We paid $0 and $14,795 in cash to the former holders of our Series B Preferred Stock during the three and six months ended June 30, 2006, respectively.

The holders of our Series C Preferred Stock were entitled to receive an annual dividend at a rate of 6%, in shares of common stock or cash, payable quarterly, through May 20, 2007. As part of this dividend, we paid cash of $8,244 and $23,335 during the three and six months ended June 30, 2007, respectively, and $34,124 and $84,001 during the three and six months ended June 30, 2006, respectively, to holders of our Series C Preferred Stock.

Liquidity and Capital Resources

During the last seven years, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

Recent Sales of Equity Securities

In May 2007, we completed a registered equity financing wherein we issued and sold 4,595,094 shares of our common stock for $3.52 per share, resulting in aggregate cash proceeds of $16,174,737 prior to offering expenses of $110,313.

In October 2006, we completed a registered equity financing with foreign investors, wherein we issued and sold 4,074,067 shares of our common stock for $2.43 per share and warrants to purchase 1,425,919 shares of our common stock, resulting in aggregate cash proceeds of $9,900,003 prior to offering expenses of $1,161,070. In connection with this offering, certain holders of our outstanding Series C Preferred Stock exchanged 115.12 shares of our outstanding Series C Preferred Stock and accrued dividends thereon for $14,571 and 479,722 restricted shares of our common stock and warrants to purchase 167,902 restricted shares of our common stock. All warrants issued in the registered offering and the exchange transaction have a term of five years and are exercisable at $2.87 per share.

In October 2006, Inovio Asia Pte. Ltd. (IAPL), our wholly-owned subsidiary organized in Singapore, completed a private placement, issuing and selling 2,201,644 of its ordinary shares at $2.43 per share for cash in the amount of $5,349,995. These ordinary shares were exchanged in January 2007 for 2,201,644 restricted shares of our common stock and five-year warrants to purchase up to 770,573 restricted shares of common stock at an exercise price of $2.87 per share.

Working Capital and Liquidity

As of June 30, 2007, we had working capital of $30,012,488, as compared to $21,152,908 as of December 31, 2006. The increase in working capital during the six months ended June 30, 2007 was primarily due to the equity financing which occurred in May 2007, offset by expenditures related to our research and development and clinical trial activities, as well as various general and administrative expenses related to legal, corporate development, and investor relations activities.

As of June 30, 2007, we had an accumulated deficit of $137,318,429. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. The outcome of the above matters cannot be predicted at this time. We are evaluating potential partnerships as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond next year. We expect that our current cash and short-term investment resources will fund our operations through the fourth quarter of 2009 based on our current operating plan.  However, there can be no assurance, even assuming we successfully raise additional funds, that we will maintain positive cash flow. If we are not able to secure additional funding, we will be required to further scale back our research and development programs, preclinical studies and clinical trials, general, and administrative activities and may not be able to continue in business.

Our long-term capital requirements will depend on numerous factors including:

•                  The progress and magnitude of the research and development programs, including preclinical and clinical trials;

•                  The time involved in obtaining regulatory approvals;

•                  The cost involved in filing and maintaining patent claims;

•                  Competitor and market conditions;

•                  The ability to establish and maintain collaborative and licensing arrangements;

•                  The ability to obtain grants to finance research and development projects;

•                  The cost of manufacturing scale-up; and

•                  the cost of commercialization activities and arrangements.

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

Certain Factors That Could Affect Our Future Results

All of the information in this Quarterly Report on Form 10-Q, including the factors listed below and the factors listed under Part II, Item 1A. should be carefully considered and evaluated. These factors are not the only concerns or uncertainties facing us.  Additional matters not now known to us or that we may currently deem immaterial could also impair our ability to conduct business in the future.

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

Our plans for continuing clinical trials, conducting research, furthering development and, eventually, marketing our human-use equipment will involve substantial costs. The extent of such costs will depend on many factors, including some of the following:

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

•                                          Higher than expected costs involved in patenting our technologies and defending them and pursuing our overall intellectual property strategy;

•                                          Changes in our existing research and development relationships and our ability to efficiently negotiate and enter into new agreements;

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

•                                          A change in the degree of success in our SECTA clinical trials;

•                                          Higher than expected costs to further develop and scale up our manufacturing capability of our human-use equipment; and

•                                          Competition for our products and our ability, and that of our partners, to commercialize our products.

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

In the past, we have raised funds through the public and private sale of our stock, and we are likely to do this in the future. Sale of our stock to new investors usually results in existing stockholders becoming “diluted.” The greater the number of shares sold, the greater the dilution. A high degree of dilution can make it difficult for the price of our stock to increase, among other things. Dilution also weakens existing stockholders’ voting power.

We cannot assure that we will be able to raise additional capital to fund operations, or that we will be able to raise additional capital under terms that are favorable to us.

The Market For Our Stock Is Volatile, Which Could Adversely Affect An Investment In Our Stock. Our share price and volume are highly volatile. This is not unusual for biomedical companies of our size, age, and with a discrete market niche. It also is common for the trading volume and price of biotechnology stocks to be unrelated to a company’s operations, i.e. increase or decrease on positive or no news. Our stock has exhibited this type of behavior in the past, and may well exhibit it in the future. The historically low trading volume of our stock, in relation to many other biomedical companies of our size, makes it more likely that a severe fluctuation in volume, either up or down, will affect the stock price.

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

•                                          Potential negative market reaction to the terms or volume of any issuances of shares of our stock to new investors or service providers;

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

Additionally, our clinical trials are open-ended and, therefore, there is the possibility that information regarding the success (or setbacks) of our clinical trials maybe be obtained by the public prior to a formal announcement by us. These factors, as well as the other factors described in this Quarterly Report, could significantly affect the price of our stock.

If We Do Not Have Enough Capital To Fund Operations, Then We Will Have To Cut Costs. If we are unable to raise additional funds under acceptable terms, then we will have to take measures to cut costs, such as:

•                                          Delay, scale back or discontinue one or more of our oncology or gene delivery programs or other aspects of operations, including laying off personnel or stopping or delaying clinical trials;

•                                          Sell or license some of our technologies that we would not otherwise sell or license if we were in a better financial position;

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

Our Business Is Highly Dependent On Receiving Approvals From Various United States And International Government Agencies And Will Be Dramatically Affected If Approval To Manufacture And Sell Our Human-Use Equipment Is Not Granted Or Is Not Granted In A Timely Manner. The production and marketing of our human-use equipment and our ongoing research, development, pre-clinical testing, and clinical trial activities are subject to extensive regulation. Numerous governmental agencies in the U.S. and internationally, including the FDA, must review our applications and decide whether to grant regulatory approval. All of our human-use equipment must go through an approval process, in some instances for each indication for which we want to label it for use (such as use for dermatology, use for transfer of a certain gene to a certain tissue, or use for administering a certain drug to a certain tumor type in a patient having certain characteristics). These regulatory processes are extensive and involve substantial costs and time.

We have limited experience in, and limited resources available, for such regulatory activities. Failure to comply with applicable regulations can, among other things, result in non-approval, suspensions of regulatory approvals, fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution.

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

If any of these events were to occur, then it could have a material adverse effect on our ability to receive regulatory authorization to sell our human-use equipment, and on our reputation. Negative events that arise in the performance of clinical trials sponsored by biotechnology companies of our size and with limited cash reserves have resulted in companies going out of business. While these risks are always present, to date, our contracted physicians and clinics have been successful in collecting significant data regarding the clinical protocols under which they have operated, and we are unaware of any conflicts of interest or improprieties regarding our protocols.

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

Our oncology clinical trials to date have used our equipment together with the anti-cancer drug bleomycin. We do not currently intend to package bleomycin together with the equipment for sale, but if it should be necessary or desirable to do this, we would need a reliable source of the drug. At this time we do not have a reliable long-term source of bleomycin for inclusion with equipment or alone. If it becomes necessary or desirable to include bleomycin in our package, we would have to form a relationship with another provider of this generic drug before any product could be launched.

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

•                                          We may determine that technology has been improperly assigned to us or a collaborator may claim rights to certain of our technology, which may require us to pay license fees or milestone payments and, if commercial sales of the underlying product are achieved, royalties;

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

If We Are Not Successful In Developing Our Current Products, Our Business Model May Change As Our Priorities And Opportunities Change And Our Business May Never Develop To Be Profitable Or Sustainable. There are many products and programs that seem promising to us which we could pursue. However, with limited resources, we may decide to change priorities and shift programs away from those that we have been pursuing for the purpose of exploiting our core technology of electroporation. The choices we make will be dependent upon numerous contemporaneous factors, some of which we cannot predict. We cannot be sure that our business model, as it currently exists or as it may evolve, will enable us to become profitable or to sustain operations.

Serious And Unexpected Side Effects Attributable To Gene Therapy May Result In Governmental Authorities Imposing Additional Regulatory Requirements Or A Negative Public Perception Of Our Products. The MedPulser® DNA Electroporation Delivery Technology and any of our other gene therapy or DNA vaccine product candidates under development could be broadly described as gene therapies. A number of clinical trials are being conducted by other pharmaceutical companies involving gene therapy, including compounds similar to, or competitive with, our product candidates. The announcement of adverse results from these clinical trials, such as serious unwanted and unexpected side effects attributable to treatment, or any response by the FDA to such clinical trials, may impede the progress of our clinical trials, delay or prevent us from obtaining regulatory approval, or negatively influence public perception of our product candidates, which could harm our business and results of operations and reduce the value of our stock.

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

As of June 30, 2007, to our knowledge, there have not been any serious adverse events in any gene therapy clinical trials in which our technology was used. In the future, if one or a series of serious adverse events were to occur during a gene therapy clinical trial in which our technology was used, we would report all such events to the FDA and other regulatory agencies as required by law. Such serious adverse events, whether treatment-related or not, could result in negative public perception of our treatments and require additional regulatory review or other measures, which could increase the cost of or prolong our gene therapy clinical trials or require us to halt our clinical trials altogether.

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

The Rights issued pursuant to our Amended and Restated Stockholder Rights Agreement could become exercisable, subject to certain exceptions, if a person or group announces acquisition of 20% or more of our common stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 20% or more of our common stock.

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

Item 3. Quantitative and Qualitative Discloses About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income that we can earn on our cash and cash equivalents and short-term investments. As of June 30, 2007, our short-term investments had an average interest rate of approximately 5.3%. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in AAA investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Declines in interest rates over time will, however, reduce our interest income.

Foreign Currency Risk

We have operated primarily in the United States and most transactions in the three and six months ended June 30, 2007, have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, nor do we have any foreign currency hedging instruments in place.

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

The transactions related to our subsidiaries in Singapore and Norway are denominated primarily in foreign currencies, including Euros, British Pounds, Canadian Dollars, Norwegian Kroner, Swedish Krona, and Singaporean Dollars. Although to date the fluctuations in the applicable foreign currency exchange rates have not had a material impact on our consolidated financial statements, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets where Inovio conducts business.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-

15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2007.

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

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934) that occurred during the three and six months ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

You should carefully consider and evaluate all of the information in this quarterly report on Form 10-Q in combination with the more detailed description of our business in our annual report on Form 10-K for the year ended December 31, 2006, which we filed with the Securities and Exchange Commission on March 16, 2007, for a more complete understanding of the risks associated with an investment in our securities. There have been material changes in the Risk Factors as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006 and such changes are reflected immediately below. The following risk factors, as well those contained in our annual report on Form 10-K for the year ended December 31, 2006 and risk factors included elsewhere in this report are not the only risks that could potentially face our company. Additional issues not now known to us or that we may currently deem immaterial may also impair our ability to commercialize our technology and the therapies we believe are derivable therefrom resulting in our business outlook being compromised and the trading price of our common stock declining.

WE MAY RECEIVE NOTHING OF MATERIAL SIGNIFICANCE TO OUR BUSINESS FROM THE RECENT ENGAGEMENT OF A CERTAIN ADVISOR TO WHICH WE ISSUED REGISTERED SECURITIES.

On August 3, 2007, we became obligated to issue our securities to an advisor to companies in the life sciences industry as a non-refundable retainer in connection with our engagement of the advisor for the purpose of identifying opportunities for the license or sale of all or part of one of our therapy programs, advising us concerning opportunities for such license or sale, and, if we so request, participating on our behalf in negotiations concerning such license or sale.  We expect to deliver half of the shares of common stock and warrants issuable pursuant to the engagement agreement to this advisor within three business days of receipt of approval from the American Stock Exchange, or AMEX, of the listing of the shares of common stock and the shares issuable upon exercise of the warrants on AMEX.  If our engagement of the advisor is not terminated prior to the receipt of the advisor’s first periodic report, due within thirty days of the execution of the engagement agreement, we expect to deliver the remainder of the securities due pursuant to the engagement agreement to our advisor within five business days of the receipt of the first periodic report.  If our engagement of the advisor is terminated prior to receipt of the advisor’s first periodic report, we will cancel and return to authorized and unissued common stock, the undelivered shares of our common stock, and will cancel the warrants that we would have otherwise delivered to our advisor upon delivery of the first periodic report.

We may receive no tangible benefit from this engagement whether or not the advisor performs its engagement as agreed.  Regardless of any benefit we receive from this engagement, if we or our advisor terminate the advisor’s engagement before we receive the advisor’s first periodic report, due within thirty days of the execution of the engagement agreement, we will still incur an expense of at least $378,144, plus all legal and other expenses we incurred in connection with the preparation of the engagement agreement with the advisor, the preparation of this prospectus supplement and other offering expenses.  If our engagement with the advisor is not terminated before we receive the advisor’s first periodic report, we will incur an expense of at least $756,288 attributable to the non-refundable retainer we are paying the advisor in the form of the shares of common stock and warrants we are issuing to it, plus all legal and other expenses we incurred in connection with the preparation of the engagement agreement with the advisor, the preparation of this prospectus supplement and other offering expenses.

SALES OF SUBSTANTIAL AMOUNTS OF OUR SHARES, OR EVEN THE AVAILABILITY OF OUR SHARES FOR SALE, IN THE OPEN MARKET COULD CAUSE THE MARKET PRICE OF OUR SHARES TO DECLINE.

Under our registration statement that the Securities and Exchange Commission, or the SEC, declared effective on May 25, 2006, we have registered with the SEC an aggregate of $75,000,000 of our equity securities that we may issue from time to time, in one or more offerings at prices and on terms that we will determine at the time of each offering. Under that registration statement, we have registered multiple kinds of our equity securities, including our common stock, preferred stock, warrants and a combination of these securities, or units. Upon completion of our offering to an advisor initiated on August 3, 2007, we have “taken-down” from our shelf registration statement, and issued and sold, an aggregate of 9,035,378 shares of our common stock valued at $26,899,119 and warrants to purchase up to 1,575,919 shares of our common stock valued at $4,324,277 and, if those warrants are fully exercised, we will have issued an additional 1,575,919, shares of our common stock under that shelf registration statement. In other words, the shares of common stock we have sold in offerings from our shelf registration statement as of the date of this report represent approximately 36% of the value of the aggregate equity securities from our shelf registration statement (42% if the warrants we have sold from our shelf registration statement are fully exercised).  While that amount is a relatively small percentage of our outstanding shares of common stock as of August 2, 2007 (approximately 24%), future issuances and sales of our common stock or securities exercisable for or convertible into our common stock pursuant to our existing shelf registration statement, if in substantial numbers, and even the availability for issuance of the securities registered under our shelf registration statement, could adversely effect the market price of our shares.

In addition to the shares and warrants we have issued from our shelf registration statement, within the first six months of 2007 we have also issued 2,201,644 shares of our common stock and 938,475 warrants to purchase up to 938,475 shares of our common stock in other recent offerings, as well as other restricted shares pursuant to consulting arrangements and other registered securities pursuant to our stock incentive plan.  Sales of substantial amounts of our stock at any one time or from time to time by the investors to whom we have issued them, or even the availability of these shares for sale, could cause the market price of our common stock to decline.

IF WE ARE UNABLE TO DEVELOP COMMERCIALLY SUCCESSFUL PRODUCTS, INCLUDING OUR SELECTIVE ELECTROCHEMICAL TUMOR ABLATION (SECTA) THERAPY, IN VARIOUS MARKETS FOR MULTIPLE INDICATIONS, PARTICULARLY FOR THE TREATMENT OF HEAD & NECK AND SKIN CANCERS, OUR BUSINESS WILL BE HARMED AND WE MAY BE FORCED TO CURTAIL OR CEASE OPERATIONS.

Our Selective Electrochemical Tumor Ablation (SECTA) therapy uses bleomycin sulfate delivered intratumorally using our proprietary MedPulser® electroporation system. Our ability to achieve and sustain operating profitability depends on our ability, directly or with strategic partners, to successfully commercialize our SECTA therapy in Europe and in the US for use in treating solid tumors, particularly for the treatment of head and neck cancer, and other indications. This will depend in large part on our ability to commence, execute and complete clinical programs and obtain regulatory approvals for our SECTA therapy. While we have received various regulatory approvals in Europe for use of SECTA in treating solid tumors, the products related to such regulatory approval have not yet been commercialized. The FDA has been notified that most of our study population will be from non-English speaking sites in Eastern Europe whose outcome data may be considered to be unlike the United States, Canada and Western Europe. Further clinical trials are still necessary before we can seek regulatory approval to sell our products in the United States for treating solid tumors. We cannot assure you that we will receive approval for our SECTA therapy for the treatment of head and neck cancer or other types of cancer or indications in the United States or in other countries or, if approved, that we or a partner will achieve a significant level of sales. If we fail to partner or commercialize our products, we may be forced to curtail or cease operations.

We have completed additional clinical studies of SECTA in different indications, such as our Phase I/II breast cancer, and are also in the pre-clinical stages of research and development with other new product candidates using our electroporation technology. These new indications and product candidates will require significant costs to advance through the development stages. Even if such product candidates are advanced through clinical trials, the results of such trials may not gain FDA approval. Even if approved, our products may not be commercially successful.

We cannot assure you that we will successfully develop any products. If we fail to develop or successfully commercialize any products, we may be forced to curtail or cease operations. Additionally, much of the commercialization efforts for our products must be carried forward by a licensing partner.  To date our business plan for the SECTA therapy has been focused on generating a set of clinical data across multiple indications to aid in securing a marketing and sales partner and further characterize the therapy’s clinical benefits, cost savings, and profit potential necessary to make this product viable and attractive to a partner to take it to the marketplace. Management’s primary goal for SECTA is to secure an industry partner capable of launching the SECTA product, with the European market the initial priority.  Although discussions with multiple partner candidates are in progress, we may not be able to obtain such a partner.  In an alternative approach, we will consider an agreement with a financial partner pursuant to which we would contemplate creating an operating entity, to be funded and staffed independently of Inovio, with a mandate and certain resources to commercialize SECTA, which would allow us to retain ownership in the entity but minimize Inovio’s ongoing capital obligations for the commercialization efforts.  Our management intends to work diligently in an effort to secure a suitable partnership deal to advance commercialization of the SECTA therapy.

PRE-CLINICAL AND CLINICAL TRIALS OF HUMAN-USE EQUIPMENT ARE UNPREDICTABLE, AND IF WE EXPERIENCE UNSUCCESSFUL TRIAL RESULTS, OUR BUSINESS WILL SUFFER.

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

The intended purpose of our SECTA therapy is to provide treated patients with quality of life benefits compared to the use of surgery, with equivalency in terms of local tumor control and survival. Our multiple clinical studies in several different cancer indications seek evidence reflecting this intended purpose. We have now completed enrollment of 13 patients in the FDA-approved Phase I/II clinical study of recurrent breast cancer patients. We have also completed enrollment of 92 patients in a European pre-marketing study of head and neck cancer patients.  We are also enrolling patients in a European pre-marketing study of patients with skin cancer. The protocol allows for up to 100 patients to be treated. For the benefit of concurrently analyzing data from multiple clinical studies and additional strategic reasons such as partnering, the company may decide to stop enrollment prior to enrolling 100 patients to expedite analysis of the data in this open label trial. Each cancer indication is the subject of a separate clinical development program owing to the unique and different clinical and biological attributes of each type of cancer the company is evaluating. We have also completed Phase II clinical trials for the treatment of recurrent and second primary head and neck cancers.

However, current or future clinical trials may demonstrate the SECTA therapy is neither safe nor effective, and some clinical trials planned or in progress may not be completed as we initially intended.  On June 5, 2007, we announced that we had stopped enrollment of patients in Phase III clinical studies designed to evaluate the use of our SECTA therapy as a treatment for resectable recurrent and second primary squamous cell carcinomas of the head and neck (SCCHN), based on a recommendation from the trial’s independent data monitoring committee (DMC). The studies were accruing North American and European patients with tumors in the anterior and posterior areas of the oral cavity. The primary endpoint of these two Phase III trials was preservation of function status at four and eight months as measured by the Performance Status Scale (which assesses the ability of a patient to eat “normal” foods, speak understandably, and eat in public).  The DMC expressed concern about efficacy and serious adverse events, including higher mortality rates on the SECTA arm of the study than on the surgery arm. In the DMC’s opinion, although no single parameter was sufficient to warrant recommending a review of the trial, the totality of data for the recurrent head and neck cancer study suggested an unfavorable benefit-to-risk profile for the SECTA arm relative to the surgery arm. The DMC also noted that slow enrollment presented a possible challenge in meeting the patient enrollment goals of each of these two trials, but that, if timely enrollment could allow reaching the target of 400 patients in the combined trials, this would provide enhanced insights regarding the benefit-to-risk profile of the SECTA treatment. Without conducting further analysis, we stopped enrollment to allow the company to conduct its own interim analysis of the unaudited and unblinded data on the 212 patients enrolled to date.

We currently have five ongoing clinical studies of our SECTA therapy in patients with head and neck, cutaneous/subcutaneous, and breast cancer. In each study, patients are potentially at a high risk of morbidity complications and mortality due to the nature and late stage of their disease. The following serious adverse events (SAEs) were related to treatment with our SECTA therapy have been reported during these clinical studies: sudden death (suspected heart attack), sudden death (suspected internal bleeding), sudden death (unknown cause), hemorrhage, obstruction of the airway (pharynx/nasopharynx), edema, pain, weight loss (anorexia) and carotid artery injury.  The parties conducting these studies need to carefully manage such safety issues as bleeding is a potential SAE that can occur anytime until the wound is healed. Because our studies are controlled and ongoing, and thus we do not have full access to the developing clinical data from such studies, we cannot assure you that these or other SAEs will not disrupt or otherwise delay or prevent the completion of such studies or the approval of our product by the FDA.

In addition, any of our clinical trials for treatment using our SECTA therapy may be delayed or halted at any time for various other reasons, including:

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

If any of the above events arise during our clinical trials or data review, we would expect this to have a serious negative impact on our company.  Any termination of ongoing enrollment or other delay or change in the conduct of our clinical trials may not always be understood or accepted by the capital markets and announcements of such scientific results and related actions may adversely affect the market price of our common stock.

Any delays or difficulties we have encountered or will encounter in our pre-clinical research and clinical trials, in particular the Phase III clinical trials of our SECTA therapy for the treatment of recurrent head and neck cancer, may delay or preclude regulatory approval. Our product development costs will increase if we experience delays in testing or regulatory approvals or if we need to perform more extensive or larger clinical trials than planned. Any such events could also delay or preclude the commercialization of our SECTA therapy or any other product candidates.

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

Despite the FDA’s designation of our SECTA therapy as a Fast Track product, such FDA designation is independent of the FDA’s Priority Review and Accelerated Approval designations and we may encounter delays in the regulatory approval process due to additional information requirements from the FDA, unintentional omissions from our PMA for our SECTA therapy, or other delays in the FDA’s review process. We may encounter delays or rejections in the regulatory approval process because of additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

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

WE CANNOT PREDICT THE SAFETY PROFILE OF THE USE OF OUR MEDPULSER® ELECTROPORATION THERAPY SYSTEM WHEN USED IN COMBINATION WITH OTHER THERAPIES.

Our current oncology trials involve the use of our SECTA therapy which consists of our MedPulser® electroporation therapy system in combination with bleomycin sulfate, an anti-cancer drug. While the data we have evaluated to date suggest the SECTA therapy does not increase the adverse effects of other therapies, we cannot predict if this outcome will continue to be true or whether possible adverse side effects directly attributable to other drugs will compromise the safety profile of our SECTA therapy when used in certain combination therapies or if used off-label with other drugs by physicians.

WE HAVE A HISTORY OF LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

As of June 30, 2007, we had an accumulated deficit of $137,318,429. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. The outcome of these matters cannot be predicted at this time. We are evaluating potential partnerships as an additional way to fund operations, but there is no assurance we will be able to secure partnerships that will provide the required funding, if at all. We will continue to rely on outside sources of financing to meet our capital needs beyond next year.

Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to further scale back our research and development programs, preclinical studies and clinical trials, general, and administrative activities and may not be able to continue in business. Including the cash proceeds received from financings, various licensing payments, the exercise of employee stock options and investor warrants, we believe we have sufficient funds to fund operations into the fourth quarter of 2009.

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

We derive a significant portion of our revenue from a limited number of licensing partners in each period. Accordingly, if we fail to sign additional future contracts with major licensing partners, if a licensing contract is delayed or deferred, or if an existing licensing contract expires or is cancelled and we fail to replace the contract with new business, our revenue could be adversely affected. Until commercialization of our Medpulser® Electroporation Therapy System, we expect that a limited number of licensing partners will continue to account for a substantial portion of our revenue in each quarter in the foreseeable future. During the three and six months ended June 30, 2007, one licensing partner, Merck, accounted for approximately 75% and 76%, respectively, of our consolidated revenue and another licensing partner, Wyeth, accounted for 15% of our consolidated revenue. During the three and six months ended June 30, 2006, Merck accounted for approximately 57% and 58%, respectively, of our consolidated revenue.

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

Merck can terminate its May 2004 license and collaboration agreement with us at any time in its sole discretion, without cause, by giving ninety days’ advance notice to us. If this agreement is terminated by Merck at any time during the first two years of the collaboration term, then Merck shall continue, for a six-month period beginning on the date of such termination, to make payments previously approved by the project’s joint collaboration committee in relation to scientists and outside contractors engaged by us in connection with the agreement. During the three and six months ended June 30, 2007, Merck accounted for approximately 75% and 76%, respectively, of our consolidated revenue. During the three and six months ended June 30, 2006, Merck accounted for approximately 57% and 58%, respectively, of our consolidated revenue.

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

CHANGES IN FOREIGN EXCHANGE RATES MAY AFFECT OUR FUTURE OPERATING RESULTS.

In January 2005, we acquired Inovio AS, a Norwegian company. During the three and six months ended June 30, 2007, Inovio AS contributed approximately $1,259 and $3,568 to our revenue, respectively, which amounted to approximately 0.3% and 0.4% of our total revenue. Inovio AS conducts its operations primarily in foreign currencies, including the Euro, Norwegian Kroner and Swedish Krona. In September 2006, we established Inovio Asia Pte. Ltd., a company incorporated in the Republic of Singapore, which conducts its operations primarily in Singaporean dollars. Fluctuation in the values of these foreign currencies relative to the U.S. dollar will affect our financial results which are reported in U.S. dollars and will cause U.S. dollar translation of such currencies to vary from one period to another. We cannot predict the scope of any fluctuations in the values of these foreign currencies relative to the U.S. dollar nor the effect of exchange rate fluctuations upon our future operating results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On May 4, 2007, we held our annual meeting of stockholders.  Of the 39,051,031 shares eligible to vote, 26,055,932 votes, or 67%, were returned, constituting a quorum.  At the stockholders’ meeting, the following matters were submitted to stockholders for vote:

•                  Proposal No. 1 – Election of Directors;

•                  Proposal No. 2 – To approve and adopt the 2007 Omnibus Incentive Plan (the “Incentive Plan”), a replacement of the Inovio Biomedical Corporation 2000 Stock Option Plan, as amended (the “Option Plan”); and

•                  Proposal No. 3 – Ratification of the appointment of our independent registered public accounting firm.

The results of the voting on these proposals are as follows:

1.             Proposal No. 1 - Each of the individuals below were elected by the stockholders to serve until the next annual meeting of the stockholders or until their successors are duly elected or appointed, subject to earlier resignation or removal.

Director	Votes For	Votes Against	Votes Withheld
Avtar Dhillon	25,782,508	—	273,423
James L. Heppell	25,782,508	—	273,423
Simon X. Benito	25,782,508	—	273,423
Tazdin Esmail	25,782,508	—	273,423
Robert W. Rieder	25,782,508	—	273,423
Riaz Bandali	25,782,508	—	273,423

2.             Proposal No. 2 – The stockholders approved the adoption of our 2007 Omnibus Incentive Plan (the “Incentive Plan’), a replacement of the 2000 Stock Option Plan (the “Plan”).  An aggregate of 750,000 shares of the Company’s common stock are reserved for issuance and available for awards under the Incentive Plan, including incentive stock options granted under the Incentive Plan.  The total number of votes cast for, against, and withheld was 9,759,836, 118,444, and 0, respectively. The number of broker non-votes was 15,937,766.  Broker non-votes count in determining if a quorum is present but do not count towards vote tabulation.

3.             Proposal No. 3 - The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The total number of votes cast for, against, and withheld was 26,021,166, 0, and 34,766, respectively.

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

Inovio Biomedical Corporation

Date: August 8, 2007	By:	/s/ Peter Kies
Peter Kies
Authorized Officer and Chief Financial
Officer