Form 10-K/A
period 2006-12-31
INOVIO BIOMEDICAL CORP
filed 2007-10-01
CIK 1055726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No.1 to Form 10-K

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) amends Inovio Biomedical Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (the “Original Filing”) to address comments received from the Staff of the Securities and Exchange Commission (“SEC Comments”).  This Amendment provides currently-dated certifications from our principal executive and principal financial officers pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, attached as Exhibits 31.1 and 31.2, respectively. The remainder of the Original Filing is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 speaks as of the filing date of the Original Filing and reflects only the provision of the updated certifications as noted above. No other information included in the Original Filing, including the Company’s financial statements and the footnotes thereto, has been modified or updated in any way to reflect any events that occurred subsequent to March 16, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2007.

Inovio Biomedical Corporation

By:	/s/ Avtar Dhillon
Avtar Dhillon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Avtar Dhillon	President, Chief Executive Officer	September 28, 2007
Avtar Dhillon	(Principal Executive Officer), Director

/s/ Peter Kies	Chief Financial Officer	September 28, 2007
Peter Kies	(Principal Accounting Officer and
Principal Financial Officer)

/s/ James l. heppell	Director	September 28, 2007
James L. Heppell

/s/ RIAZ BANDALI	Director	September 28, 2007
Riaz Bandali

/s/ Tazdin Esmail	Director	September 28, 2007
Tazdin Esmail

/s/ Simon X. Benito	Director	September 28, 2007
Simon X. Benito

/s/ Robert Rieder	Director	September 28, 2007
Robert Riederl