Form 10-Q
period 2007-09-30
INOVIO BIOMEDICAL CORP
filed 2007-11-08
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, was 43,814,739 as of November 2, 2007.

INOVIO BIOMEDICAL CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2007

Part I. Financial Information

Item 1. Financial Statements

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,086,719	$8,321,606
Short-term investments	21,362,700	14,700,000
Accounts receivable	292,643	326,071
Prepaid expenses and other current assets	878,917	1,124,262

Total current assets	29,620,979	24,471,939

Fixed assets, net	370,972	390,789
Intangible assets, net	6,300,705	6,514,293
Goodwill	4,290,594	4,290,594
Other assets	282,000	282,000

Total assets	$40,865,250	$35,949,615

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,894,086	$2,009,972
Accrued clinical trial expenses	653,321	675,330
Deferred revenue	496,566	583,147
Deferred rent	61,947	50,582

Total current liabilities	3,105,920	3,319,031

Deferred revenue, net of current portion	4,146,829	4,396,875
Deferred rent, net of current portion	115,198	177,908
Deferred tax liabilities	966,000	1,013,250

Total liabilities	8,333,947	8,907,064

Minority interest	—	5,349,995

Stockholders’ equity:
Preferred stock	113	1,028
Common stock	43,803	35,639
Additional paid-in capital	174,309,742	150,459,604
Other comprehensive income	167,065	37,045
Accumulated deficit	(141,939,420)	(128,754,730)
Receivables from stockholders	(50,000)	(86,030)

Total stockholders’ equity	32,531,303	21,692,556

Total liabilities, minority interest and stockholders’ equity	$40,865,250	$35,949,615

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
License fee and milestone payments	$136,870	$204,699	$580,624	$526,815
Revenue under collaborative research and development arrangements	265,970	254,137	800,272	762,718
Grant and miscellaneous revenue	83,671	116,993	105,094	646,979

Total revenue	486,511	575,829	1,485,990	1,936,512

Operating expenses:
Research and development	2,335,378	2,185,931	7,759,625	5,808,251
General and administrative	3,177,723	1,926,628	7,813,435	5,680,699

Total operating expenses	5,513,101	4,112,559	15,573,060	11,488,950

Loss from operations	(5,026,590)	(3,536,730)	(14,087,070)	(9,552,438)

Interest and other income	405,599	127,849	925,715	460,927

Net loss	(4,620,991)	(3,408,881)	(13,161,355)	(9,091,511)

Imputed and declared dividends on preferred stock	—	(31,706)	(23,335)	(138,494)

Net loss attributable to common stockholders	$(4,620,991)	$(3,440,587)	$(13,184,690)	$(9,230,005)

Amounts per common share — basic and diluted:
Net loss	$(0.11)	$(0.11)	$(0.32)	$(0.30)
Imputed and declared dividends on preferred stock	—	—	—	—
Net loss per share attributable to common stockholders	$(0.11)	$(0.11)	$(0.32)	$(0.30)

Weighted average number of common shares outstanding — basic and diluted	43,699,683	30,902,644	40,711,751	30,368,822

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash flows from operating activities:
Net loss from continuing operations	$(13,161,355)	$(9,091,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	124,831	185,507
Amortization of intangible assets	622,929	566,838
Compensation for services paid in stock options	1,238,563	1,320,535
Compensation for services paid in common stock	978,507	50,000
Amortization of deferred tax liabilities	(47,250)	(47,250)
Revenue from conversion of note payable	—	(10,814)
Accretion of discount on available-for-sale securities	(49,410)	—
Changes in operating assets and liabilities:
Accounts receivable	24,813	(16,293)
Prepaid expenses and other current assets	308,877	(450,998)
Accounts payable and accrued expenses	(153,934)	(872,398)
Deferred revenue	(336,627)	(541,884)
Deferred rent	(51,345)	(40,024)

Net cash used in operating activities	(10,501,401)	(8,948,292)

Cash flows from investing activities:
Purchases of available-for-sale securities	(16,602,985)	(13,500,000)
Proceeds from sales of available-for-sale securities	10,000,000	7,800,000
Purchases of capital assets	(105,014)	(94,623)
Capitalization of patents and other assets	(409,341)	(496,625)

Net cash used in investing activities	(7,117,340)	(6,291,248)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	16,290,322	121,167
Repayment of stockholder note receivable	36,030	—
Payment of preferred stock cash dividend	(23,335)	(130,801)

Net cash provided by (used in) financing activities	16,303,017	(9,634)

Effect of exchange rate changes on cash	80,837	22,500

Decrease in cash and cash equivalents	(1,234,887)	(15,226,674)

Cash and cash equivalents, beginning of period	8,321,606	17,166,567

Cash and cash equivalents, end of period	$7,086,719	$1,939,893

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Inovio Biomedical Corporation (the “Company”, “we” or “us”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheet as of September 30, 2007, condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that we consider necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2007, shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006, included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

We incurred a net loss attributable to common stockholders of $4,620,991 and $13,184,690 for the three and nine months ended September 30, 2007, respectively. We had working capital of $26,515,059 and an accumulated deficit of $141,939,420 as of September 30, 2007. Our ability to continue as a going concern is dependent upon our ability to obtain additional capital and eventually achieve profitable operations. We will continue to rely on outside sources of financing to meet our current and anticipated capital needs, however such financing may not always be readily available to us.  Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to scale back our research and development programs, preclinical studies, clinical trials, and general and administrative activities and may not be able to continue as a viable business. These unaudited condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue in business. Our unaudited condensed consolidated financial statements as of and for the period ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

Certain reclassifications have been made to the consolidated financial statements as of September 30, 2006 and December 31, 2006 to conform to our September 30, 2007 presentation.

2.             Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of Inovio Biomedical Corporation and its wholly-owned subsidiaries, Genetronics, Inc., a company incorporated in the state of California; Inovio AS, a company incorporated in Norway; and Inovio Asia Pte. Ltd. (IAPL), a company incorporated in the Republic of Singapore. All intercompany accounts and transactions have been eliminated upon consolidation.

3.             Intangible Assets Subject to Amortization

	Cost	Accumulated amortization	Net book value
As of September 30, 2007
Patents	$5,256,232	$(2,782,496)	$2,473,736
Licenses	1,198,781	(821,812)	376,969
Acquired contracts and intellectual property	4,050,000	(600,000)	3,450,000
	$10,505,013	$(4,204,308)	$6,300,705
As of December 31, 2006
Patents	$4,829,596	$(2,409,079)	$2,420,517
Licenses	1,198,781	(723,755)	475,026
Acquired contracts and intellectual property	4,050,000	(431,250)	3,618,750
	$10,078,377	$(3,564,084)	$6,514,293

The aggregate amortization expense for the three and nine months ended September 30, 2007 was $207,926 and $622,929, respectively.

The aggregate amortization expense for the three and nine months ended September 30, 2006 was $192,687 and $566,838, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years is $206,558 for the remainder of fiscal year 2007, $755,922 for 2008, $633,967 for 2009, $583,248 for 2010, and $533,572 for 2011.

4.             Stockholders’ Equity

The following is a summary of our authorized and issued common and preferred stock as of September 30, 2007 and December 31, 2006:

Authorized:

10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 1,091 shares are authorized for issuance of Series C Cumulative Convertible Preferred Stock (Series C Preferred Stock) and 1,966,292 are authorized for issuance of Series D Convertible Preferred Stock (Series D Preferred Stock); and

300,000,000 shares of common stock with a par value of $0.001 per share

Issued and Outstanding:	71 and 102 shares of Series C Preferred Stock, par value of $0.001 per share, as of September 30, 2007 and December 31, 2006, respectively.

113,311 and 1,027,967 shares of Series D Preferred Stock, par value of $0.001 per share, as of September 30, 2007 and December 31, 2006, respectively.

43,859,739 and 43,803,489 shares of common stock issued and outstanding, respectively, par value of $0.001 per share, as of September 30, 2007; and 35,639,521 shares of common stock issued and outstanding, as of December 31, 2006, respectively.

Preferred Stock

The following is a summary of changes in the number of outstanding shares of our preferred stock for the three months ended September 30, 2006 and 2007:

	Series A	Series C	Series D
Shares Outstanding as of July 1, 2006	2	228	1,027,967
Preferred Shares converted	(2)	—	—

Shares Outstanding as of September 30, 2006	—	228	1,027,967

Shares Outstanding as of July 1, 2007	—	86	113,311
Preferred Shares converted	—	(15)	—

Shares Outstanding as of September 30, 2007	—	71	113,311

The following is a summary of changes in the number of outstanding shares of our preferred stock for the nine months ended September 30, 2006 and 2007:

	Series A	Series B	Series C	Series D
Shares Outstanding as of January 1, 2006	52	100	337	1,561,935
Preferred Shares converted	(52)	(100)	(109)	(533,968)

Shares Outstanding as of September 30, 2006	—	—	228	1,027,967

Shares Outstanding as of January 1, 2007	—	—	102	1,027,967
Preferred Shares converted	—	—	(31)	(914,656)

Shares Outstanding as of September 30, 2007	—	—	71	113,311

The shares of the Company’s outstanding Series C and Series D Preferred Stock have the following pertinent rights and privileges, as set forth in the Company’s Amended and Restated Certificate of Incorporation and its Certificates of Designations, Rights and Preferences related to the various series of preferred stock.

Dividend Preferences

The holders of all series of the Company’s preferred stock are entitled to receive dividends on a pari passu basis with the holders of common stock, when, if and as declared by the Company’s Board of Directors.

In addition, the holders of the Series C Preferred Stock received a mandatory dividend rate of 6% per annum per outstanding share of Series C Preferred Stock, payable quarterly, based on the $10,000 Liquidation Preference of such share through the period ending on May 24, 2007.   These dividends were paid in cash or common stock equal to the equivalent cash amount divided by the 20 day preceding average closing price.  The Company could only elect to pay the dividends in shares of common stock if the average closing price of the shares of common stock for the 20 days immediately preceding the dividend payment date was equal to or greater than the conversion price of either of the relevant series of Preferred Stock.  All dividends were paid to outstanding Series C Preferred Stockholders on each quarter-end payment date.  We paid cash dividends to holders of our Series C Preferred Stock of $0 and $23,335 during the three and nine months ended September 30, 2007, respectively.

Rights on Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company (a “liquidation event”), before any distribution of assets of the Company shall be made to or set apart for the holders of common stock, the holders of Series C Preferred Stock, pari passu, are entitled to receive payment of such assets of the Company in an amount equal to $10,000 per share of such series of preferred stock, plus any accumulated and unpaid dividends thereon (whether or not earned or declared).  In the event of any liquidation event, the holders of the Series D Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its stockholders (i) before any distribution of assets of the Company shall be made to or set apart for the holders of common stock or any class or series of stock ranking on liquidation junior to the Series D Preferred Stock, (ii) ratably with any class or series of stock ranking on liquidation on a parity with the Series D Preferred Stock, and (iii) after and subject to the payment in full of all amounts required to be distributed to the holders of the Company’s Series C Preferred Stock and any other class or series of stock of the Company ranking on liquidation prior and in preference to the Series D Preferred Stock, an amount equal to $3.204 per share of Series D Preferred Stock.

If the assets of the Company available for distribution to stockholders exceed the aggregate amount of the liquidation preferences payable with respect to all shares of each series of preferred stock then outstanding, then, after the payment of such preferences is made or irrevocably set aside, the holders of the Company’s common stock are entitled to receive a pro rata portion of such assets based on the aggregate number of shares of common stock held by each such holder.  The holders of the Company’s outstanding preferred stock shall participate in such a distribution on a pro-rata basis, computed based on the number of shares of common stock which would be held by such preferred holders if immediately prior to the liquidation event all of the outstanding shares of the preferred stock had been converted into shares of common stock at the then current conversion value applicable to each series.

A Change of Control of the Company (as defined in the Certificates of Designations, Rights and Preferences) is not a liquidation event triggering the preferences described above, and is instead addressed by separate terms in the Series C and Series D Certificates of Designations, Rights, and Preferences.

Although the liquidation preferences are in excess of the par value of $0.001 per share of the Company’s preferred stock, these preferences are equal to or less than the stated value of such shares based on their original purchase price.

Voting Rights

The holders of all series of the Company’s preferred stock outstanding have full voting rights and powers equal to the voting rights and powers of holders of the Company’s common stock and are entitled to notice of any stockholders’ meeting in accordance with the Company’s Bylaws.  Holders of the Company’s preferred stock are entitled to vote on any matter upon which holders of the Company’s common stock have the right to vote, including, without limitation, the right to vote for the election of directors together with the holders of common stock as one class.

Actions Requiring the Consent of Holders of Convertible Preferred Stock

As long as at a certain number of shares of each series of the Company’s preferred stock issued on the respective “Date of Original Issue” for such series are outstanding, the consent of at least a majority of the shares of that series of preferred stock outstanding are necessary to approve:

(a) Any amendment, alteration or repeal of (i) any of the provisions of the relevant series’ Certificate of Designation, including any increase in the number of authorized shares of such series or (ii) the Company’s Certificate of Incorporation or Bylaws in a manner that would adversely affect the rights of the holders of the relevant series of preferred stock;

(b) the authorization, creation, offer, sale or increase in authorized shares by the Company of any stock of any class, or any security convertible into stock of any class, or the authorization or creation of any new series of preferred stock ranking in terms of liquidation preference, redemption rights or dividend rights, pari passu with or senior to, the relevant series of preferred stock in any manner;

(c) the declaration or payment of any dividend or other distribution (whether in cash, stock or other property) with respect to the Company’s capital stock or that of any subsidiary, other than a dividend or other distribution pursuant to the terms of the relevant series of preferred stock or other series of preferred stock noted in the relevant Certificate of Designation; and

(d) except for the holders of the Series D Preferred Stock, the redemption, purchase or other acquisition, directly or indirectly, of any shares of the Company’s capital stock or any of its subsidiaries or any option, warrant or other right to purchase or acquire any such shares, or any other security, other than certain accepted redemptions of preferred stock, certain outstanding warrants, the repurchase of shares at cost from employees of the Company upon termination of employment in accordance with written agreements pursuant to which the shares were issued, or other specified repurchase or redemption rights pursuant to written agreements outstanding at the time of original issuance of the preferred stock in question.

These specific voting rights are applicable for the Series C Preferred Stock as long as at least 35% of the number of shares of Series C Preferred Stock issued on the Date of Original Issue remain outstanding, and the same threshold applies to the Series D Preferred Stock.  As of September 30, 2007, only the outstanding shares of our Series D Preferred Stock had such series voting rights remaining.

Participation Rights

Holders of the Series C Preferred Stock have the right to participate with respect to the Company’s issuance of any equity or equity-linked securities or debt convertible into equity or in which there is an equity component (“Additional Securities”) on the same terms and conditions as offered by the Company to the other purchasers of such Additional Securities.   However securities issued or issuable upon any of the following are not deemed “Additional Securities”: (A) the conversion of outstanding preferred stock or exercise of related warrants, or the issuance of shares of common stock as payment of dividends to holders of preferred stock, (B) the exercise of any warrants or options outstanding prior to the authorization or issuance of the series of preferred stock in question (C) the issuance (at issuance or exercise prices at or above fair market value) of common stock, stock awards or options under, or the exercise of any options granted pursuant to, any Board-approved employee stock option or similar plan for the issuance of options or capital stock of the Company, (D) the issuance of shares of common stock pursuant to a stock split, combination or subdivision of the outstanding shares of common stock, and (E) for evaluation of the rights of the Series C Preferred Stock only, in connection with a bona fide joint venture or development agreement or strategic partnership, the primary purpose of which is not to raise equity capital.

Each time the Company proposes to offer any Additional Securities, it is obligated to provide each holder of shares of the Series C Preferred Stock notice of such intention including the terms of such intended offering (including size and pricing) and the anticipated closing date of the sale.  These preferred stockholders then have a specified period in which to respond to the Company to elect to purchase or obtain, at the price and on the terms specified in the Company’s notice, up to that number of such Additional Securities which equals such holder’s Pro Rata Amount.  The “Pro Rata Amount” for any given holder of shares of the Series C Preferred Stock equals that portion of the Additional Securities offered by the Company which equals the proportion that the number of shares of common stock that such preferred stockholder owns or has the right to acquire to the total number of shares of common stock then outstanding (assuming in each case the full conversion and exercise of all convertible and exercisable securities then outstanding).

The holders of the Series C Preferred Stock have the right to pay the consideration for the Additional Securities purchasable upon such participation with shares of such series of Preferred Stock, which will be valued for such purpose at the applicable series’ Liquidation Preference plus any accrued and unpaid dividends for such purpose.  However, when shares of such preferred stock are used as participation consideration, then such holder’s Pro Rata Amount is increased (but not decreased) to the extent necessary to equal that number of Additional Securities as are convertible into or exchangeable for such number of shares of Common Stock as is obtained by dividing (a) the Liquidation Preference attributable to such holder’s shares of the applicable series of Preferred Stock plus any accrued and unpaid dividends on such Preferred Stock by (b) the Conversion Value then in effect for such shares, and in such event the Company shall be obligated to sell such number of Additional Securities to each such holder, even if the aggregate Pro Rata Amount for all such holders exceeds the aggregate amount of Additional Securities that the Company had initially proposed to offer.  To the extent that not all holders of a particular series of preferred stock elect to participate up to their full Pro Rata Amounts, the participating holders of that series of preferred stock have the right to increase their participation accordingly.

The participation rights of the holders of the Series C Preferred Stock may not be assigned or transferred, other than assignment to any wholly-owned subsidiary or parent of, or to any corporation or entity that is, within the meaning of the Securities Act, controlling, controlled by or under common control with, any such holder.  As a result of transfers, the holders of the Series C Preferred Stock outstanding as of September 30, 2007 no longer had such participation rights.

The Series D Preferred Stock has no participation rights.

Conversion Rights

The Series C Preferred Stock each provide the holder of such shares an optional conversion right and provide a mandatory conversion upon certain triggering events.

Right to Convert - The holder of any share or shares of Series C Preferred Stock has the right at any time, at such holder’s option, to convert all or any lesser portion of such holder’s shares of the Preferred Stock into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing (i) the aggregate Liquidation Preference applicable to the particular series of preferred shares, plus accrued and unpaid dividends thereon by (ii) the applicable Conversion Value (as defined in the relevant series’ Certificate of Designations, Rights and Preferences) then in effect for such series of preferred shares. The Company is not obligated to issue any fractional shares or scrip representing fractional shares upon such conversion and instead shall pay the holder an amount in cash equal to such fraction multiplied by the current market price per share of the Company’s common stock.

Mandatory Conversion — The Company has the option upon thirty (30) days prior written notice, to convert all of the outstanding shares of the Series C Preferred Stock into such number of fully paid and non-assessable shares of common stock as is determined by dividing (i) the aggregate Liquidation Preference of the shares of the relevant series of preferred stock to be converted plus accrued and unpaid dividends thereon by (ii) the applicable Conversion Value (as defined in the relevant series’ Certificate of Designations, Rights and Preferences) then in effect, if at any time after twelve months following the Original Issue Date of each such series of preferred stock all of the following triggering events occur:

(i) The registration statement covering all of the shares of common stock into which the particular series of preferred stock is convertible is effective (or all of the shares of common stock into which the preferred stock is convertible may be sold without restriction pursuant to Rule 144(k) under the Securities Act of 1933, as amended);

(ii) the Daily Market Price (as defined in the applicable Certificates of Designations, Rights and Preferences) of the common stock crosses a specified pricing threshold for twenty of the thirty consecutive trading days prior to the date the Company provides notice of conversion to the holders; and

(iii) the average daily trading volume (subject to adjustment for stock dividends, subdivisions and combinations) of the common stock for at least twenty of the thirty consecutive trading days prior to the date the Company provides notice of conversion to the holders exceeds 25,000 shares.

As of September 30, 2007, our outstanding shares of the Series C Preferred Stock were convertible into 104,410 shares of our common stock at a conversion price of $6.80 per share, and the applicable Daily Market Price of the common stock for triggering mandatory conversion equaled $18.00 per share.

The Series D Preferred Stock only provides the holder of such shares an optional conversion right.  As of September 30, 2007, 113,311 shares of the Series D Preferred Stock were convertible into our common stock on a one-for-one basis.

Common Stock

In August 2007, we entered into an agreement with an outside consulting advisor pursuant to which we issued 230,000 registered shares of common stock and registered warrants to purchase 150,000 shares of common stock, as payment of a non-refundable retainer in connection with the engagement of its services.

In May 2007, we completed a registered equity financing, whereby we sold 4,595,094 shares of our common stock resulting in gross aggregate cash proceeds of $16,174,737.

In March 2007, we entered into an agreement in which we agreed to issue a total of 90,000 restricted shares of our common stock in equal quarterly installments in exchange for consulting services.  As of September 30, 2007, we had issued 22,500 restricted common shares and recorded a consulting expense and related liability of $15,188 as of September 30, 2007 for the 11,250 common shares which were due and subsequently issued in October 2007.  During the remaining term of the agreement, we will continue to issue 11,250 restricted shares of our common stock at each quarter-end in exchange for the consulting services we will receive each quarter.

In January 2007, we exchanged for 2,201,644 restricted shares of our common stock and warrants to purchase up to 770,573 restricted shares of our common stock for 2,201,644 ordinary shares of our Singapore subsidiary Inovio Asia Pte. Ltd. (IAPL), pursuant to the terms of the Securities Purchase and Exchange Agreement under which the ordinary shares were originally issued by IAPL in October 2006 for $5,349,995.

In March 2007, we terminated our exclusive royalty-free license to IAPL allowing our subsidiary to use certain of our intellectual property, which had been issued in October 2006 prior to the ordinary share financing described above, in exchange for 6,584,365 ordinary shares of IAPL.  Upon termination we retained the IAPL ordinary shares received in the license transaction.

In October 2006, we completed a registered offering with foreign investors, whereby we sold 4,074,067 shares of our common stock and issued warrants to purchase 1,425,919 shares of our common stock which resulted in gross aggregate cash proceeds of $9,900,003. As part of this offering, we informed holders of our then outstanding Series C Preferred Stock who held participation rights, of their ability to participate in the respective offering based upon the pricing of the transaction and the applicable liquidation preference for their series of preferred shares with such rights.  Some of these participating stockholders had previously converted a portion of their shares of preferred stock pursuant to their optional conversion rights, and most of these participating stockholders wholly converted their remaining shares of the Company’s preferred stock through exercise of their participation rights in this offering.  By electing to participate in this offering, these participating preferred stockholders converted 115.12 shares of previously issued Series C Preferred Stock and $14,571 of accrued dividends into 479,722 restricted shares of our common stock and warrants to purchase 167,902 restricted shares of our common stock.  These participating stockholders received 304,450 additional restricted shares of our common stock as compared to the number of shares of our common stock into which their existing Series C Preferred Stock could have been converted under the original terms of the Series C Preferred Stock.  As a result, we recorded an imputed dividend charge of $1,851,056 related to the participating stockholders who converted $1,151,200 of their previous Series C Preferred Stock investment.  We calculated this imputed dividend charge pursuant to the guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, where the incremental number of shares of our common stock which was received by our participating Series C Preferred Stockholders was multiplied by the price of our common stock on the commitment date of the original Series C Preferred Stock issuance, or $6.08 per share, to calculate the imputed dividend charge associated with this beneficial conversion.

In July and October 2006, we issued 25,000 and 24,261 common shares, respectively, to an outside consulting company in payment of a non-refundable retainer in connection with the engagement of its services.

In June 2006, we issued 86,956 common shares to a licensing company in exchange for various patents and other assets and a $50,000 shareholder note receivable.

Warrants

All warrants issued as partial consideration for our previously mentioned August 2007 consulting advisor agreement are exercisable at an exercise price of $3.00 per share through August 2012.  As of September 30, 2007, no warrants issued in connection with the consulting agreement had been exercised and all were outstanding.

All warrants issued in our October 2006 registered offering are exercisable at an exercise price of $2.87 per share through October 2011.  The shares underlying these registered warrants were also initially registered for offer and sale in October 2006; however these warrants can be settled with unregistered shares if the Company is unable to maintain its existing registration statement on which these securities were registered.  We have evaluated the provisions of the registered warrants using the guidance contained in EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and determined that the criteria for equity classification were met, and therefore the warrants associated with our registered offering have been classified within stockholders’ equity.  As of September 30, 2007, no warrants issued in connection with our registered offering and preferred stock conversion had been exercised and all were outstanding.

All warrants issued in the October 2006 participating preferred stock conversion and the January 2007 IAPL ordinary share exchange are exercisable at an exercise price of $2.87 per share through October 2011.  As of September 30, 2007, no warrants issued in connection with the IAPL private placement had been exercised and all were outstanding.

In our December 2005 private placement to accredited investors, we issued warrants to purchase an aggregate of 3,462,451 shares of common stock at an exercise price of approximately $2.93 per share, which are exercisable through December 2010. As of September 30, 2007, no warrants issued in connection with this private placement had been exercised, and all were outstanding.

In our January 2005 private placement to accredited investors, we issued warrants to purchase 508,240 shares of our common stock at an exercise price of $5.50 per share, which are exercisable through January 2010. As of September 30, 2007, no warrants issued as part of this private placement had been exercised and all were outstanding.

In connection with the leasing of our new corporate headquarters, we issued a warrant to purchase 50,000 shares of our common stock at $5.00 per share to the landlord of the leased facility in December 2004, which is exercisable through December 2009. This warrant was valued on the date of issuance using the Black-Scholes pricing model. The fair value of this warrant, $120,913, is being recognized ratably over the five-year term of the lease as rent expense.  As of September 30, 2007, this warrant remains unexercised and outstanding.

In our May 2004 offering of our Series C Preferred Stock, we issued warrants to the investors to purchase 561,084 shares of our common stock at an exercise price of $8.80 per share and warrants to the placement agents to purchase 152,519 shares of our common stock at an exercise price of $6.80 per share, in each case exercisable through May 10, 2009. As of September 30, 2007, none of these warrants had been exercised and all were outstanding.

At the closing of our July 2003 sale of our previously issued and subsequently converted Series A and Series B Preferred Stock, we issued warrants to the investors to purchase 2,433,073 shares of our common stock at an exercise price of $3.00 per share and warrants to the placement agents to purchase 447,060 shares of our common stock at an exercise price of between $2.40 and $2.80 per share, both of which are exercisable through July 13, 2008. Of these July 2003 warrants, warrants to purchase 878,582 shares had been exercised as of September 30, 2007, resulting in gross cash proceeds of $1,983,107.

On September 15, 2000, we entered into an exclusive license agreement with the University of South Florida Research Foundation, Inc. (“USF”), whereby USF granted us an exclusive, worldwide license to USF’s rights in patents and patent applications generally related to needle electrodes (the “License Agreement”). Pursuant to the License Agreement, we granted USF and its designees a warrant to acquire 150,000 common shares for $9.00 per share. This warrant expires on September 14, 2010. At the date of grant, 75,000 shares underlying the warrant vested, and the remaining shares will vest upon the achievement of certain milestones. The 75,000 non-forfeitable vested shares underlying the warrant were valued at $553,950 using the Black-Scholes pricing model and were recorded as capitalized license fees. The remaining 75,000 shares underlying the non-vested warrant are forfeitable and will be valued at the fair value on the date of vesting using the Black-Scholes pricing model.  As of September 30, 2007, none of these warrants had been exercised and all were outstanding.

Stock Options

We have one active stock and cash-based incentive plan, our 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which we have granted stock options and restricted stock awards to executive officers, directors and employees. The plan was adopted on March 31, 2007 and approved by the stockholders on May 4, 2007.  The Incentive Plan reserves 750,000 shares of our common stock for issuance as or upon exercise of incentive awards granted and to be granted at future dates. At September 30, 2007, we had 556,250 shares of common stock available for future grant and had outstanding 101,250 shares of unvested restricted common stock, 63,750 shares of vested restricted stock, and options to purchase 28,750 shares of common stock.  The awards granted and available for future grant under the Incentive Plan generally have a term of ten years and generally vest over a period of three years. The Incentive Plan terminates by its terms on March 31, 2017.

The Incentive Plan supersedes all of our previous stock option plans, which include our 1997 Stock Option Plan, under which we had options to purchase 60,498 shares of common stock outstanding and our Amended 2000 Stock Option Plan, under which we had options to purchase 3,394,589 shares of common stock outstanding at September 30, 2007.  The terms and conditions of the options outstanding under these plans remain unchanged.

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

6.             Share-Based Compensation

We estimate the fair value of stock options granted using the Black-Scholes pricing model. The Black-Scholes pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected option life. We amortize the fair value of the awards granted on a straight-line basis. All options grants are amortized over the requisite service period of the awards. Expected volatility is based on historical volatility. The expected life of options granted is calculated using the simplified method based on the terms and conditions of the options as provided in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The estimated forfeiture rate is based on historical data and we record share-based compensation expense only for those awards that we expect to vest.

Assumptions used to value employee stock options using the Black-Scholes model are presented below:

	Nine Months Ended September 30,
	2007	2006
Risk-free interest rate	4.07%-4.95%	4.74%-4.96%
Expected volatility	94%-98%	109%
Expected life in years	6	6
Dividend yield	—	—

The weighted average grant date fair value per share was $1.72 and $2.17 for employee stock options granted during the three and nine months ended September 30, 2007, respectively, and $1.99 and $2.17 for employee stock options granted during the three and nine months ended September 30, 2006, respectively.

The weighted average grant date fair value per share was $3.69 for non-vested restricted stock granted during the nine months ended September 30, 2007.  There was no non-vested restricted stock granted during the three months ended September 30, 2007 or for the three and nine months ended September 30, 2006.

Total compensation cost for our employee stock plans for the three and nine months ended September 30, 2007 was $310,322 and $1,285,870, respectively, of which $74,942 and $279,746 was included in research and development expenses and $235,380 and $1,006,124 was included in general and administrative expenses, respectively.

At September 30, 2007, there was $1,721,001 of total unrecognized compensation cost, related to non-vested employee stock options, which is expected to be recognized over a weighted-average period of 1.1 years.  At September 30, 2006, there was $1,573,607 of total unrecognized compensation cost, related to non-vested employee stock options which was expected to be recognized over a weighted-average period of 1.0 year.

At September 30, 2007, there was $313,908 of total unrecognized compensation cost, related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.9 years.  There was no unrecognized compensation cost related to non-vested restricted stock at September 30, 2006.

We account for options granted to non-employees in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. The fair value of these options at the measurement dates was estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three and nine months ended September 30, 2007, was $10,919 and $103,473, respectively.  Total stock-based compensation for options granted to non-employees for the three and nine months ended September 30, 2006 was $65,604 and $161,889, respectively.

7.                                      Comprehensive Loss

Comprehensive loss for the three and nine months ended September 30, 2007 includes net loss, foreign currency translation gains and de minimis amounts of unrealized gains on investments.  Comprehensive loss for the three and nine months ended September 30, 2006 includes net loss and foreign currency translation gains and losses.  Comprehensive loss for the three and nine months ended September 30, 2007 was $4,570,516 and $13,031,335, respectively.  Comprehensive loss for the three and nine months ended September 30, 2006 was $3,418,175 and $9,067,762 respectively.

8.                                      Supplemental Disclosures of Cash Flow Information

	Nine Months Ended September 30,
	2007	2006
Supplemental schedule of financing activities:

Conversion of minority interest into common stock	$5,349,995	$—
Common stock issued in connection with declared dividends on preferred stock	$—	$7,693
Conversions of preferred stock to common stock	$961	$1,268
Issuance of common stock for patents and other assets	$—	$128,922
Issuance of common stock in exchange for shareholder note receivable	$—	$59,290
Leasehold improvements financed by landlord	$—	$172,054
Non-cash warrant exercise for common stock	$38	$—

9.                                      Income Taxes

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

We file income tax returns in the U.S. and various foreign and state jurisdictions. Due to our losses incurred, we are essentially subject to income tax examination by tax authorities from our inception to date. Our policy is to recognize interest expense and penalties related to income tax matters as tax expense. At September 30,

2007, we do not have any significant accruals for interest related to unrecognized tax benefits or tax penalties. We believe we have appropriate support for all income tax positions taken, or to be taken, in our tax returns, and that our accruals for tax liabilities are adequate for all open years based on an assessment of factors including past experience and interpretations of tax law applied to the facts of each matter.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report, and the Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K.

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

General

We are a San Diego-based biomedical company focused on developing multiple DNA-based vaccines and immunotherapies and partnering our Selective Electrochemical Tumor Ablation ("SECTA") therapy for commercialization.  We are developing multiple human applications of electroporation, using brief, controlled electrical pulses to increase cellular uptake of useful biopharmaceutical and, in the specific field of gene-based treatments, increased levels of gene expression.  When used to administer DNA vaccines, our electroporation technology has demonstrated in both pre-clinical and clinical studies that it can increase levels of gene expression and immune response. Our significant immunotherapy and DNA vaccine partners include Merck, Wyeth, Vical, University of Southampton, Moffitt Cancer Center, U.S. Army, National Cancer Institute, and the International Aids Vaccine Initiative, with five programs in Phase I and Phase I/II classified clinical trials.  Our technology is protected by an extensive patent portfolio covering in vivo electroporation.

Our primary development efforts involve licensing agreements with Merck & Co., Inc., Wyeth Pharmaceuticals and Vical, Inc., under which these companies are supporting the development and registration of their therapies using the delivery mechanism of our novel device. In November 2006, we executed a licensing agreement with VGX Pharmaceuticals (VGX) for a worldwide non-exclusive license to our DNA Electroporation Delivery Technology for intratumoral delivery of a proprietary gene intended to control the growth of melanoma and other cancers using an HIV sequence. We also have a collaborative commercialization agreement with Tripep AB to co-develop a novel DNA Hepatitis C therapeutic vaccine (HCV), for which we have received approvals from the Swedish Medical Products Agency and local ethics committees to initiate a Phase I/II clinical trial, which has now begun enrollment.  Other activities include Phase I clinical trials at the H. Lee Moffitt Cancer Center and at the University of Southampton.

Our SECTA therapy is designed to treat solid tumors locally by selectively killing cancerous cells, thereby minimizing cosmetic or functional detriments often caused by surgical removal of predominantly healthy tissue around a treated tumor. Our SECTA therapy uses bleomycin sulfate delivered intratumorally through our MedPulser® electroporation system. The purpose of this therapy is to provide treated patients with quality of life benefits not considered achievable using a surgical treatment method, combined with intended equivalent results in terms of local tumor control and survival.  We aim to demonstrate these benefits with multiple clinical studies in several different cancer indications.  Each cancer indication is the subject of a separate clinical development program, specifically designed to address the unique and differentiating clinical and biological attributes of each type of cancer we are evaluating. We have now completed enrollment of 13 patients in an FDA-approved Phase I/II clinical study of recurrent breast cancer. We have also completed enrollment of 92 patients in a European pre-marketing study of head and neck cancer and have also completed enrollment of 89 patients in a European pre-marketing study of patients with skin cancer. We have expedited our efforts in performing data analysis from our SECTA oncology program for the benefit of concurrently being able to evaluate data from multiple clinical studies.

We had also been enrolling patients in two Phase III clinical studies designed to evaluate the use of our SECTA therapy as a treatment for resectable recurrent and second primary squamous cell carcinomas of the head and neck (“SCCHN”). These specific studies accrued North American and European patients with tumors in the anterior and posterior areas of the oral cavity. The primary endpoint of these two Phase III trials was preservation of function status at four and eight month intervals as measured by the Performance Status Scale (which assesses the ability of a patient to eat “normal” foods, speak understandably, and eat in public). On June 5, 2007, we announced that we had stopped enrollment of these studies based on a recommendation from the trial’s independent data monitoring committee (“DMC”). The DMC expressed concern about the study’s efficacy and notable serious adverse events, including higher mortality rates associated with the SECTA therapy arm of the study when compared to the surgery treatment arm. In the DMC’s opinion, although no single parameter was sufficient to warrant recommending a review of the trial, the totality of data for this recurrent head and neck cancer study suggested an unfavorable benefit-to-risk profile for the SECTA therapy arm relative to the surgery treatment arm. The DMC also noted that the perceived slow enrollment in the study presented a possible challenge in meeting our patient enrollment goals of each of these two trials, but further elaborated that if timely enrollment could allow the combined trials to reach an aggregate target of 400 patients, this would provide enhanced insights regarding the benefit-to-risk profile for our SECTA therapy. Without conducting further analysis, we stopped enrollment to allow us to conduct our own interim analysis of the unaudited and unblinded data regarding the 212 patients enrolled to date.

We are now completing the process of monitoring the final patients treated in our five SECTA clinical studies and concurrently conducting an analysis of the resulting data. Management estimates that the cost to complete SECTA patient monitoring, as required by regulatory and good clinical practice (“GCP”) standards, and the costs resulting from the corresponding data analysis performed for the purpose of obtaining a strategic partner may total approximately $6 million. We expect to substantially complete this analysis by the end of 2008. The Company will not independently reinitiate the two Phase III clinical studies halted in June 2007 nor initiate other clinical studies pertaining to our SECTA therapy.  Our business plan for our SECTA therapy has been focused on generating a set of clinical data across multiple indications to further characterize the therapy’s clinical benefits, safety analysis, cost savings, and profit potential necessary to make this product viable and attractive for a potential marketing and sales partner who can successfully market our product.  As a result of our efforts in validating data from prior clinical studies and our continuing belief that our pending data will provide additional support for the advanced therapeutic benefits of our innovative device, we believe we will be able to continue our efforts to secure a commercialization path for our SECTA therapy, which could include: a) securing one or more industry partnerships for either select geographic regions or on a broader global scale; b) spinning out our SECTA asset base into a newly formed company, funded entirely by third party investors; or c) selling our SECTA asset base to interested parties. Management cannot reasonably assure our investors that any of these alternatives will be completed or will culminate in the realization of any material value to our Company or to our stockholders.

We have a patent portfolio encompassing electroporation, covering a range of apparatuses, methodologies, conditions, and applications including oncology, gene delivery, vascular, transdermal and ex vivo.

As of September 30, 2007, we had an accumulated deficit of $141,939,420. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

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

Valuation of Goodwill and Intangible Assets. Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. Acquired intangible assets are still being developed for the future economic viability contemplated at the time of acquisition.  We are concurrently conducting Phase I and pre-clinical trials using the acquired intangibles, and we have entered into certain significant licensing agreements for use of these acquired intangibles.

We record patents at cost and amortize these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent cost consists of the consideration paid for patents and related legal costs.  License costs are recorded based on the fair value of consideration paid and amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement.  As of September 30, 2007, our goodwill and intangible assets, including patents and license costs, net of accumulated amortization, totaled $10,591,299.

The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our condensed consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors.  If impairment is indicated, we reduce the carrying value of the intangible asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from our intangible assets will exceed the intangible assets’ carrying value, and accordingly, we have not recognized any impairment losses through September 30, 2007.

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

Share-Based Compensation. Share-based compensation cost is estimated at the grant date based on the fair-value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data. If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. A small change in the estimates used may have a relatively large change in the estimated valuation.  We use the Black—Scholes pricing model to value stock option awards. We recognize compensation expense using the straight-line amortization method.

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

Results of Operations

Revenue. We had total revenue of $486,511 and $1,485,990, respectively, for the three and nine months ended September 30, 2007, compared to $575,829 and $1,936,512, respectively, for the three and nine months ended September 30, 2006.  Revenue primarily consists of license fees, milestone payments and amounts received from collaborative research and development agreements and grants.

Revenue from license fees and milestone payments was $136,870 and $580,624, respectively, for the three and nine months ended September 30, 2007, as compared to $204,699 and $526,815, respectively, for the three and nine months ended September 30, 2006.  The decrease in revenue under license fees and milestone payments for the three months period ended September 30, 2007, as compared to the comparable period in 2006, was mainly due to less revenue recognized from our Merck license agreement which was fully amortized in May 2007.  The increase in revenue under license fees and milestone payments for the nine month period ended September 30, 2007, as compared to the comparable period in 2006, was mainly due to the recognition of previously deferred revenue from our licensing agreement with Wyeth which was executed in November 2006, offset by less revenue recognized from the fully amortized Merck license agreement.

During the three and nine months ended September 30, 2007, we recorded revenue under collaborative research and development arrangements of $265,970 and $800,272, respectively, as compared to $254,137 and $762,718, respectively, for the three and nine months ended September 30, 2006.  This increase in revenue was primarily due to more collaborative research and development revenue recognized from the Merck Collaborative Research Agreement (“Merck Agreement”). We record billings from research and development work performed pursuant to the Merck Agreement as revenue as we incur the related research expenditures pursuant to the terms of the Merck Agreement.

Grant and miscellaneous revenue was $83,671 and $105,094, respectively, for the three and nine months ended September 30, 2007, as compared to $116,993 and $646,979, respectively, for the three and nine months ended September 30, 2006.  The decrease in grant and miscellaneous revenue for the three and nine months ended September 30, 2007, as compared to the comparable periods in 2006, was mainly due to a reduction in revenue recognized from European Union and U.S. Army grants due to the timing of work performed.

Research and Development Expenses. Research and development expenses, which include clinical trial costs, for the three and nine months ended September 30, 2007, were $2,335,378 and $7,759,625, respectively, as compared to $2,185,931and $5,808,251 for the three and nine months ended September 30, 2006, respectively.  The increase in research and development expenses for the three and nine months ended September 30, 2007, as compared to the comparable periods in 2006, was primarily due to an increase in clinical trial expenses associated with patient enrollment, clinical site costs, data collection and monitoring costs, and increased costs related to the use of outside Clinical Research Organizations (“CRO’s”) and Clinical Research Associates (“CRA’s”). Additional increases are associated with the expansion of our in-house engineering and research expertise, increased consulting services and an increase in lab supplies related to our existing and next generation programs, offset by less outside lab testing performed in connection with the U.S. Army grant.

General and Administrative Expenses.  General and administrative expenses, which include business development expenses and the amortization of intangible assets, for the three and nine months ended September 30, 2007, were $3,177,723 and $7,813,435, respectively, as compared to $1,926,628 and $5,680,699 for the three and nine months ended September 30, 2006, respectively. The increase in general and administrative expenses for the three and nine months ended September 30, 2007, as compared to the comparable periods in 2006, was mainly due to an increase in outside consulting services related to partnering our SECTA therapy program, an increase in investor relations services associated with expanding our DNA and gene therapy program, an increase in personnel expenses associated with expanding our in-house expertise, and legal fees associated with intellectual property and business development efforts.

Share-Based Compensation. Share-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee’s requisite service period. Total compensation cost for our stock plans for the three and nine months ended September 30, 2007 was $310,332 and $1,285,870, respectively, as compared to $320,702 and $1,158,647 for the three and nine months ended September 30, 2006, respectively.

Interest and Other Income. Interest and other income for the three and nine months ended September 30, 2007, was $405,599 and $925,715, respectively, as compared to $127,849 and $460,927 for the three and nine months ended September 30, 2006.  The increase in interest and other income for the three and nine months ended September 30, 2007 was primarily due to larger cash and short-term investment balances as a result of our May 2007 and October 2006 equity financings, and a higher average interest rate.

Imputed and Declared Dividends on Preferred Stock. The former holders of our Series A and B Preferred Stock received an annual dividend at a rate of 6%, in shares of common stock or cash, payable quarterly through

September 30, 2006.  As a result, no dividends were paid to Series A or B Preferred Stock holders during the three and nine months ended September 30, 2007. We paid cash of $46 and $345 during the three and nine months ended September 30, 2006 and issued a total of 2,871 shares valued at $7,693 during the nine months ended September 30, 2006, to the former holders of our Series A Preferred Stock.  We paid $0 and $14,795 in cash to the former holders of our Series B Preferred Stock during the three and nine months ended September 30, 2006, respectively.

The holders of our Series C Preferred Stock were entitled to receive an annual dividend at a rate of 6%, in shares of common stock or cash, payable quarterly, through May 20, 2007.   As a result, no dividends were paid to Series C Preferred Stock holders during the three months ended September 30, 2007.  As part of this dividend, we paid cash of $23,335 during the nine months ended September 30, 2007 to holders of our Series C Preferred Stock.  We paid cash of $17,089 and $101,090 during the three and nine months ended September 30, 2006 to holders of our Series C Preferred Stock and accrued $14,571 for certain holders of our Series C Preferred Stock who participated in our October 2006 equity financing, during the nine months ended September 30, 2006.

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

In October 2006, we completed a registered equity financing with foreign investors, wherein we issued and sold 4,074,067 shares of our common stock for $2.43 per share and warrants to purchase 1,425,919 shares of our common stock, resulting in aggregate cash proceeds of $9,900,003 prior to offering expenses of $1,161,070. In connection with this offering, certain holders of our previously issued Series C Preferred Stock exchanged 115.12 shares of their outstanding Series C Preferred Stock and accrued dividends thereon for $14,571 and 479,722 restricted shares of our common stock and warrants to purchase 167,902 restricted shares of our common stock. All warrants issued in the registered offering and the preferred exchange transaction have a term of five years and are exercisable at $2.87 per share.

In October 2006, Inovio Asia Pte. Ltd. (“IAPL”), our subsidiary organized in Singapore, completed a private placement, issuing and selling 2,201,644 of its ordinary shares at $2.43 per share for cash in the amount of $5,349,995. These ordinary shares were exchanged in January 2007 for 2,201,644 restricted shares of our common stock and five-year warrants to purchase up to 770,573 restricted shares of common stock at an exercise price of $2.87 per share.

Working Capital and Liquidity

As of September 30, 2007, we had working capital of $26,515,059, as compared to $21,152,908 as of December 31, 2006. The increase in working capital during the nine months ended September 30, 2007 was primarily due to the equity financing which occurred in May 2007, offset by expenditures related to our research and development and clinical trial activities, as well as various general and administrative expenses related to legal, corporate development, and investor relations activities.

As of September 30, 2007, we had an accumulated deficit of $141,939,420. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. The outcome of the above matters cannot be predicted at this time. We are evaluating potential partnerships as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond next year. We expect that our current cash and short-term investment resources will fund our operations through the fourth quarter of 2009 based on our current operating plan.  However, there can be no assurance, even assuming we successfully raise additional funds, that we will maintain positive cash flow. If we are not able to secure additional funding, we will be required to further scale back our research and development programs, preclinical studies and clinical trials, general, and administrative activities and may not be able to continue in business.

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

Additionally, our clinical trials are open-ended and, therefore, there is the possibility that information regarding the success (or setbacks) of our clinical trials may be obtained by the public prior to a formal announcement by us. These factors, as well as the other factors described in this Quarterly Report, could significantly affect the price of our stock.

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

•                                          Sell or license some of our technologies that we would not otherwise sell or license if we were in a stronger financial position;

•                                          Sell or license some of our technologies under terms that are less favorable than they otherwise might have been if we were in a stronger financial position; and

•                                          Consider merging with another company or positioning ourselves to be acquired by another company.

If it became necessary to take one or more of the above-listed actions, then we may receive a lower valuation, which could impact our stock price. Further, the effects on our operations, financial performance and stock price may be significant if we do not or cannot take one or more of the above-listed actions in a timely manner when needed.

Our Business Is Highly Dependent On Receiving Approvals From Various Regulatory Authorities And Will Be Dramatically Affected If Approval To Manufacture And Sell Our Human-Use Equipment Is Not Granted Or Is Not Granted In A Timely Manner. The production and marketing of our human-use equipment and our ongoing research, development, pre-clinical testing, and clinical trial activities are subject to extensive regulation. Numerous governmental agencies in the U.S. and internationally, including the FDA, must review our applications and decide whether to grant regulatory approval. All of our human-use equipment must go through an approval process, in some instances for each indication for which we want to label it for use (such as use for dermatology, use for transfer of a certain gene to a certain tissue, or use for administering a certain drug to a certain tumor type in a patient having certain characteristics). These regulatory processes are extensive and involve substantial costs and time.

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

We Could Be Substantially Damaged If Physicians And Hospitals Performing Our Clinical Trials Do Not Adhere To Protocols Defined In Clinical Trial Agreements. We work and have worked with a number of hospitals to perform clinical trials, primarily in the field of oncology. We depend on these hospitals to recruit patients for our trials, to perform the trials according to our protocols, and to report the results in a thorough, accurate and consistent manner. Although we have agreements with these hospitals which govern what each party is to do with respect to each protocol, patient safety, and avoidance of conflict of interest, there are risks that the terms of the contracts will not be followed, such as the following:

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

Failure To Comply With Foreign Regulatory Requirements Governing Human Clinical Trials And Marketing Approval For Our Human-Use Equipment Could Prevent Us From Selling Our Products In Foreign Markets, Which May Adversely Affect Our Operating Results And Financial Conditions. For the purposes of marketing our MedPulser® Electroporation Therapy System outside the United States, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country and may require additional testing. The time required to obtain approvals outside the United States may differ from that required to obtain FDA approval. We may not obtain foreign regulatory approval on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. Failure to comply with these regulatory requirements or to obtain required approvals could impair our ability to develop these markets and could have a material adverse affect on our results of operations and financial condition.

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

•                                          We may lose rights to inventions made by our collaborators in the field of our business, which can lead to expensive litigation and unwanted competition;

•                                          Our collaborators may not keep our confidential information to themselves, which can lead to loss of our right to seek patent protection and loss of trade secrets, and expensive litigation; and

•                                          Collaborative associations can damage a company’s reputation if they fail and thus, by association or otherwise, the scientific or medical community may develop a negative view of us.

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

Danger of Being Charged With Infringement. Although we are not currently aware of any parties intending to pursue infringement claims against us, there is the possibility that we may use a patented technology owned by another person and/or be charged with infringement. Defending or indemnifying a third party against a charge of infringement can involve lengthy and costly legal actions, and there can be no guarantee of a successful outcome. Biotechnology companies comparable to us in size and financial position have discontinued business after losing infringement battles. If we or our partners were prevented from using or selling our human-use equipment, then our business would be materially adversely affected.

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

In addition to patents, we also rely on trade secrets and proprietary know-how. We try to protect this information with appropriate confidentiality and inventions agreements with our employees, scientific advisors, consultants, and collaborators. We cannot be sure that these agreements will not be breached, that we will be able to protect ourselves if they are breached, or that our trade secrets will not otherwise become known or be independently discovered by competitors. If any of these events occur, then we face the potential of losing control over valuable company information, which could negatively affect our competitive position.

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

As of September 30, 2007, to our knowledge, there have not been any serious adverse events in any gene therapy clinical trials in which our technology was used. In the future, if one or a series of serious adverse events were to occur during a gene therapy clinical trial in which our technology was used, we would report all such events to the FDA and other regulatory agencies as required by law. Such serious adverse events, whether treatment-related or not, could result in negative public perception of our treatments and require additional regulatory review or other measures, which could increase the cost of or prolong our gene therapy clinical trials or require us to halt our clinical trials altogether.

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

There Is A Possibility That Our Technology Will Become Obsolete Or Lose Its Competitive Advantage. The drug delivery business is very competitive, fast moving and intense, and expected to be increasingly so in the future. Other companies and research institutions are developing drug delivery systems that, if not similar in type to our systems, are designed to address the same patient or subject population. Therefore, we cannot promise that our products will be the best, the safest, the first to market, or the most economical to manufacture and use.  If competitors’ products are better than ours, for whatever reason, then we could become less profitable from product sales and our products could become obsolete.

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

We Cannot Be Certain That We Will Be Able To Manufacture Our Human-Use Equipment In Sufficient Volumes At Commercially Reasonable Costs. Our manufacturing facilities for human-use products will be subject to quality systems regulations, international quality standards and other regulatory requirements, including pre-approval inspection for our human-use equipment and periodic post-approval inspections for all human-use products. While we have undergone and passed a quality systems audit from an international body, we have never undergone a quality systems inspection by the FDA. We may not be able to pass an FDA inspection when and if it occurs. If our facilities are found not to be compliant with FDA standards in sufficient time, prior to a launch of our product in the United States, then it will result in a delay or termination of our ability to produce our human-use equipment in our facility. Any delay in production will have a negative affect on our business. While there are no target dates set forth for launch of our products in the United States, we plan on launching these products once we successfully perform a Phase III clinical study, obtain the requisite regulatory approval, and engage a partner who has the financial resources and marketing capacity to bring our products to market.

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

Legislation Requiring Companies To Evaluate Internal Controls Under Section 404 Of The Sarbanes-Oxley Act Of 2002 Has Increased Our Expenses And Could Result In Events That Adversely Affect Our Stock Price. As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal control over financial reporting in our annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. This requirement first applied to our 2004 Annual Report on Form 10-K.

How companies are implementing these new requirements including internal control reforms, if any, to comply with Section 404’s requirements, and how independent auditors are applying these new requirements and testing companies’ internal controls, is an evolving process and remains subject to uncertainty. The requirements of Section 404 are ongoing and apply to future years. We expect that our internal controls will continue to evolve as our business activities change. During the course of management’s and our independent registered public accounting firm’s review of our internal control over financial reporting as of December 31, 2006, we did not identify any significant control deficiencies that rose to the level of material weaknesses, as defined by the Public Company Accounting Oversight Board (PCAOB). Although we will continue to diligently and vigorously review our internal control over financial reporting, in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met.

If, during any year, our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which this control is documented, designed, operated, tested or assessed, or if the independent registered public accounting firm interprets the requirements, rules or regulations differently than we do, then our independent registered public accounting firm may decline to attest to the effectiveness of our internal control over financial reporting or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our stock.

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

Item 3. Quantitative and Qualitative Discloses About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income that we can earn on our cash and cash equivalents and short-term investments. As of September 30, 2007, our short-term investments had an average interest rate of approximately 5.4%. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in AAA investment grade securities. A hypothetical 100 basis point adverse shift in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Declines in interest rates over time will, however, reduce our interest income.

Foreign Currency Risk

We have operated primarily in the United States and most transactions in the three and nine months ended September 30, 2007, have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, nor do we have any foreign currency hedging instruments in place.

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

The transactions related to our subsidiaries in Singapore and Norway are denominated primarily in foreign currencies, including Euros, British Pounds, Canadian Dollars, Norwegian Kroner, Swedish Krona, and Singaporean Dollars. Although to date the fluctuations in the applicable foreign currency exchange rates have not had a material impact on our condensed consolidated financial statements, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets where Inovio conducts business.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2007.

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

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934) that occurred during the three and nine months ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WE HAVE UNRESOLVED SECURITIES AND EXCHANGE COMMISSION STAFF COMMENTS ON OUR PREVIOUSLY FILED 2006 FORM 10-K

We received an original comment letter from the staff of the Securities and Exchange Commission (“SEC”) on September 17, 2007 and a subsequent comment letter on October 10, 2007 regarding our Form 10-K for the fiscal year ending December 31, 2006.  We have unresolved comments in response to which we are continuing to provide the SEC with additional information.  Should we be unsuccessful in resolving these comments with the SEC staff, we may be required to amend our Form 10-K for the fiscal year ending December 31, 2006, and this and prior interim reports on Form 10-Q.

SALES OF SUBSTANTIAL AMOUNTS OF OUR SHARES, OR EVEN THE AVAILABILITY OF OUR SHARES FOR SALE, IN THE OPEN MARKET COULD CAUSE THE MARKET PRICE OF OUR SHARES TO DECLINE.

Under our registration statement that the SEC declared effective on May 25, 2006, we have registered an aggregate of $75,000,000 of our equity securities that we may issue from time to time, in one or more offerings at prices and on terms that we will determine at the time of each offering. Under that registration statement, we have registered multiple kinds of our equity securities, including our common stock, preferred stock, warrants and a combination of these securities, or units. Through September 30, 2007, we have “taken-down” from our shelf registration statement, and issued and sold, an aggregate of 9,035,378 shares of our common stock valued at $26,899,119 and warrants to purchase up to 1,575,919 shares of our common stock valued at $4,324,276 and, if those warrants are fully exercised, we will have issued an additional 1,575,919 shares of our common stock under that shelf registration statement. In other words, the shares of common stock we have sold in offerings from our shelf registration statement as of the date of this report represent approximately 36% of the value of the aggregate equity securities from our shelf registration statement (42% if the warrants we have sold from our shelf registration statement are fully exercised).  While that amount is a relatively small percentage of our outstanding shares of common stock as of September 30, 2007 (approximately 24%), future issuances and sales of our common stock or securities exercisable for or convertible into our common stock pursuant to our existing shelf registration statement, if in substantial numbers, and even the availability for issuance of the securities registered under our shelf registration statement, could adversely affect the market price of our shares.

In addition to the shares and warrants we have issued from our shelf registration statement, within the first nine months of 2007 we have also issued 2,201,644 shares of our common stock and warrants to purchase up to 938,475 shares of our common stock in other recent offerings, as well as other restricted shares pursuant to consulting arrangements and other registered securities pursuant to our stock incentive plan.  Sales of substantial amounts of our stock at any one time or from time to time by the investors to whom we have issued them, or even the availability of these shares for sale, could cause the market price of our common stock to decline.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

As of September 30, 2007, we had an accumulated deficit of $141,939,420. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. The outcome of these matters cannot be predicted at this time. We are evaluating potential partnerships as an additional way to fund operations, but there is no assurance we will be able to secure partnerships that will provide the required funding, if at all. We will continue to rely on outside sources of financing to meet our capital needs beyond next year, however such funds may not always be readily available when needed.

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

We derive a significant portion of our revenue from a limited number of licensing partners in each period. Accordingly, if we fail to sign additional future contracts with major licensing partners, if a licensing contract is delayed or deferred, or if an existing licensing contract expires or is cancelled and we fail to replace the contract with new business, our revenue could be adversely affected. Until commercialization of our Medpulser® Electroporation Therapy System, we expect that a limited number of licensing partners will continue to account for a substantial portion of our revenue in each quarter in the foreseeable future. During the three and nine months ended September 30, 2007, one licensing partner, Merck, accounted for approximately 55% and 69%, respectively, of our consolidated revenue and another licensing partner, Wyeth, accounted for 15% of our consolidated revenue. During the three and nine months ended September 30, 2006, Merck accounted for approximately 69% and 62%, respectively, of our consolidated revenue.

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

Merck can terminate its May 2004 license and collaboration agreement with us at any time in its sole discretion, without cause, by giving ninety days’ advance notice to us. If this agreement is terminated by Merck at any time during the first two years of the collaboration term, then Merck shall continue, for a six-month period beginning on the date of such termination, to make payments previously approved by the project’s joint collaboration committee in relation to scientists and outside contractors engaged by us in connection with the agreement. During the three and nine months ended September 30, 2007, Merck accounted for approximately 55% and 69%, respectively, of our consolidated revenue. During the three and nine months ended September 30, 2006, Merck accounted for approximately 69% and 62%, respectively, of our consolidated revenue.

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

CHANGES IN FOREIGN EXCHANGE RATES MAY AFFECT OUR FUTURE OPERATING RESULTS.

In January 2005, we acquired Inovio AS, a Norwegian company. During the three and nine months ended September 30, 2007, Inovio AS contributed approximately $86,154 and $89,722 to our revenue, respectively, which amounted to approximately 18% and 6% of our total revenue. Inovio AS conducts its operations primarily in foreign currencies, including the Euro, Norwegian Kroner and Swedish Krona. In September 2006, we established Inovio Asia Pte. Ltd., a company incorporated in the Republic of Singapore, which conducts its operations primarily in Singaporean dollars. Fluctuation in the values of these foreign currencies relative to the U.S. dollar will affect our financial results which are reported in U.S. dollars and will cause U.S. dollar translation of such currencies to vary from one period to another. We cannot predict the scope of any fluctuations in the values of these foreign currencies relative to the U.S. dollar nor the effect of exchange rate fluctuations upon our future operating results.

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

Inovio Biomedical Corporation

Date: November 8, 2007	By:	/s/ Peter Kies
Peter Kies
Authorized Officer and Chief Financial
Officer