Form 10-Q
period 2008-03-31
INOVIO BIOMEDICAL CORP
filed 2008-05-09
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, was 43,874,739 as of May 2, 2008.

INOVIO BIOMEDICAL CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2008

Part I. Financial Information

Item 1. Financial Statements

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,282,208	$10,250,929
Short-term investments	2,991,300	16,999,600
Accounts receivable	476,844	1,139,966
Prepaid expenses and other current assets	618,738	613,656

Total current assets	12,369,090	29,004,151

Investments	12,720,720	—
Fixed assets, net	378,113	401,727
Intangible assets, net	6,066,315	6,186,430
Goodwill	3,900,713	3,900,713
Other assets	282,000	282,000

Total assets	$35,716,951	$39,775,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,364,551	$1,807,305
Accrued clinical trial expenses	617,222	573,767
Common stock warrants	340,626	367,071
Deferred revenue	468,309	544,410
Deferred rent	64,234	61,946

Total current liabilities	2,854,942	3,354,499

Deferred revenue, net of current portion	4,246,508	4,335,806
Deferred rent, net of current portion	81,938	99,712
Deferred tax liabilities	934,500	950,250

Total liabilities	8,117,888	8,740,267

Stockholders’ equity:
Preferred stock	113	113
Common stock	43,875	43,815
Additional paid-in capital	171,098,210	170,730,621
Receivables from stockholders	(50,000)	(50,000)
Accumulated deficit	(142,869,035)	(139,847,326)
Accumulated other comprehensive (loss) income	(624,100)	157,531

Total stockholders’ equity	27,599,063	31,034,754

Total liabilities and stockholders’ equity	$35,716,951	$39,775,021

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
License fee and milestone payments	$192,829	$234,489
Revenue under collaborative research and development arrangements	460,185	247,990
Grant and miscellaneous revenue	—	21,423

Total revenue	653,014	503,902

Operating expenses:
Research and development	1,597,388	2,516,411
General and administrative	2,401,505	2,291,161

Total operating expenses	3,998,893	4,807,572

Loss from operations	(3,345,879)	(4,303,670)

Interest income	298,749	223,068
Other income (expense)	25,421	339,305

Net loss	(3,021,709)	(3,741,297)

Imputed and declared dividends on preferred stock	—	(15,091)

Net loss attributable to common stockholders	$(3,021,709)	$(3,756,388)

Amounts per common share — basic and diluted:

Net loss per share attributable to common stockholders	$(0.07)	$(0.10)

Weighted average number of common shares outstanding — basic and diluted	43,837,739	37,694,634

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash flows from operating activities:
Net loss from continuing operations	$(3,021,709)	$(3,741,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	47,045	39,390
Amortization of intangible assets	207,604	206,997
Change in value of common stock warrants	(26,445)	(329,519)
Stock-based compensation	346,049	607,478
Compensation for services to be paid in common stock	21,600	39,938
Amortization of deferred tax liabilities	(15,750)	(15,750)
Deferred rent	(15,486)	1,503
Loss on disposal of fixed assets	5,473	—
Accretion of discount on available-for-sale securities	(36,855)	—
Changes in operating assets and liabilities:
Accounts receivable	676,166	77,334
Prepaid expenses and other current assets	4,485	(13,575)
Accounts payable and accrued expenses	(404,404)	(530,305)
Deferred revenue	(165,399)	(231,862)

Net cash used in operating activities	(2,377,626)	(3,889,668)

Cash flows from investing activities:
Purchases of available-for-sale securities	(4,500,000)	(1,000,000)
Proceeds from sales of available-for-sale securities	5,000,000	3,000,000
Purchases of capital assets	(20,760)	(62,868)
Capitalization of patents and other assets	(87,489)	(194,993)

Net cash provided by investing activities	391,751	1,742,139

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	78,472
Repayment of stockholder note receivable	—	36,030
Payment of preferred stock cash dividend	—	(15,091)

Net cash provided by financing activities	—	99,411

Effect of exchange rate changes on cash	17,154	60,119

Decrease in cash and cash equivalents	(1,968,721)	(1,987,999)

Cash and cash equivalents, beginning of period	10,250,929	8,321,606

Cash and cash equivalents, end of period	$8,282,208	$6,333,607

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Inovio Biomedical Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheet as of March 31, 2008, condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2008, shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 17, 2008.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company incurred a net loss attributable to common stockholders of $3.0 million for the three months ended March 31, 2008. The Company had working capital of $9.5 million and an accumulated deficit of $142.9 million as of March 31, 2008. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. The Company will continue to rely on outside sources of financing to meet its capital needs. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is not able to secure additional funding, the Company will be required to scale back its research and development programs, preclinical studies and clinical trials, and general and administrative activities and may not be able to continue in business. These unaudited condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business. The Company’s unaudited condensed consolidated financial statements as of and for the period ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

2.                                      Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of Inovio Biomedical Corporation, incorporated in the state of Delaware, and its wholly-owned subsidiaries, Genetronics, Inc., a company incorporated in the state of California; Inovio AS and Inovio Tec AS, companies incorporated in Norway; and Inovio Asia Pte. Ltd. (“IAPL”), a company incorporated in the Republic of Singapore. All intercompany accounts and transactions have been eliminated upon consolidation.

3.                                      Marketable Securities and Fair Value Measurements

All of the Company’s investment securities are classified as available-for-sale and are reported on the condensed consolidated balance sheet at estimated fair value. Unrealized gains and losses associated with these investments are reported in stockholders’ equity in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

As of March 31, 2008, the Company’s investments included $12.7 million of high-grade (AAA rated) auction rate securities (“ARS”) issued primarily by municipalities. The Company’s ARS are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. The Company has been informed that there is insufficient demand at auctions for all of its high-grade ARS.  As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates.  When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, the Company would be required to adjust the carrying value of the investment through a permanent impairment charge.

During the three months ended March 31, 2008 the Company has recorded an unrealized loss of $829,000 on its ARS holdings.  The unrealized loss reduced the estimated fair value of ARS holdings as of March 31, 2008 to $12.7 million.  The Company has determined this reduction in fair value to be temporary.  All of the $12.7 million of auction rate securities are classified within non current assets in the unaudited condensed consolidated balance sheet as of March 31, 2008.

On January 1, 2008 the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for its financial assets and liabilities.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1 Inputs - Quoted prices for identical instruments in active markets.  The Company has determined that its investments in money market funds and a federal discount note meet the criteria for definition within the level 1 hierarchy.

Level 2 Inputs- Quoted prices for similar instruments in active markets; and quoted prices for identical or similar instruments in markets that are not active.  The Company has determined that no items meet the criteria for definition within the level 2 hierarchy.

Level 3 Inputs- Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  The Company has determined that its investments in ARS meet the criteria for definition within the level 3 hierarchy.  The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS. Based on this assessment of fair value, the Company recorded an unrealized loss of approximately $829,000 related to its auction rate securities as of March 31, 2008. Management believes this unrealized loss is primarily attributable to the limited liquidity of these investments and has no reason to believe that any of the underlying issuers are presently at risk of default.

The Company endeavors to utilize the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following table sets forth the Company’s financial assets that were accounted for, at fair value on a recurring basis as of March 31, 2008:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents(1)	$7,254,419	$7,254,419	$—
Available-for-sale investments, short-term(2)	2,991,300	2,991,300	—
Available-for-sale investments, long-term (2)	12,720,720	—	12,720,720

Total	$22,966,439	$10,245,719	$12,720,720

(1) Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less.

(2) Available-for-sale investments consist of a federal discount note and ARS issued primarily by municipalities.  Unrealized gains or losses on available-for-sale securities are recorded in accumulated other comprehensive loss at each measurement date.

 The following table presents a summary of changes in fair value of the Company’s assets measured on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at March 31, 2008:

Auction Rate
Securities
Balance at January 1, 2008	$—
Transfers in to Level 3	14,050,000
Total unrealized losses included in other comprehensive loss	(829,280)
Purchases and settlements (net)	(500,000)
Balance at March 31, 2008	$12,720,720

Total change in unrealized losses included in other comprehensive loss	$(829,280)

4.                                      Goodwill and Intangible Assets

	Useful Life Years	Cost	Accumulated amortization	Net book value
As of March 31, 2008
Non-amortizing:
Goodwill(a)	—	$3,900,713	$—	$3,900,713

Amortizing:
Patents	8-17	$5,311,598	$(2,894,381)	$2,417,217
Licenses	8-17	1,198,781	(887,183)	311,598
Other(b)	18	4,050,000	(712,500)	3,337,500
Total Intangible Assets		10,560,379	(4,494,064)	6,066,315
		$14,461,092	$(4,494,064)	$9,967,028
As of December 31, 2007
Non-amortizing:
Goodwill(a)	—	$3,900,713	$—	$3,900,713

Amortizing:
Patents	8-17	$5,224,109	$(2,775,713)	$2,448,396
Licenses	8-17	1,198,781	(854,497)	344,284
Other(b)	18	4,050,000	(656,250)	3,393,750
Total Intangible Assets		10,472,890	(4,286,460)	6,186,430
		$14,373,603	$(4,286,460)	$10,087,143

(a) Goodwill was recorded from the Inovio AS acquisition in January 2005.

(b) Other intangible assets represent the fair value of acquired contracts and intellectual property from the Inovio AS acquisition.

Aggregate amortization expense on intangible assets was $208,000 and $207,000 for the quarterly periods ended March 31, 2008 and March 31, 2007, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years is $570,000 for the remainder of fiscal year 2008, $657,000 for 2009, $606,000 for 2010, $556,000 for 2011, and $508,000 for 2012.

5.                                      Stockholders’ Equity

The following is a summary of the Company’s authorized and issued common and preferred stock as of March 31, 2008 and December 31, 2007:

			Outstanding as of
	Authorized	Issued	March 31, 2008	December 31, 2007

Common Stock, par $0.001	300,000,000	43,968,489	43,874,739	43,814,739
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	71	71
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	113,311	113,311

Preferred Stock

The following is a summary of changes in the number of outstanding shares of the Company’s preferred stock for the three months ended March 31, 2008 and 2007:

	Series C	Series D
Shares Outstanding as of January 1, 2008	71	113,311

Shares Outstanding as of March 31, 2008	71	113,311

Shares Outstanding as of January 1, 2007	102	1,027,967
Preferred Shares converted	—	(914,656)
Shares Outstanding as of March 31, 2007	102	113,311

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

In addition, the holders of the Series C Preferred Stock received a mandatory dividend rate of 6% per annum per outstanding share of Series C Preferred Stock, payable quarterly, based on the $10,000 Liquidation Preference of such share through the period ending on May 20, 2007. These dividends were paid in cash or common stock equal to the equivalent cash amount divided by the 20 day preceding average closing price. The Company could only elect to pay the dividends in shares of common stock if the average closing price of the shares of common stock for the 20 days immediately preceding the dividend payment date was equal to or greater than the conversion price of either of the relevant series of Preferred Stock. All dividends were paid to outstanding Series C Preferred Stockholders on each quarter-end payment date. As part of this dividend, the Company paid cash of $15,000 during three months ended March 31, 2007 to holders of Series C Preferred Stock. No dividends were paid during the three months ended March 31, 2008.

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

These specific voting rights are applicable for the Series C Preferred Stock as long as at least 35% of the number of shares of Series C Preferred Stock issued on the Date of Original Issue remain outstanding, and the same threshold applies to the Series D Preferred Stock. As of March 31, 2008, only the outstanding shares of the Company’s Series D Preferred Stock had such series voting rights remaining.

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

The participation rights of the holders of the Series C Preferred Stock may not be assigned or transferred, other than assignment to any wholly-owned subsidiary or parent of, or to any corporation or entity that is, within the meaning of the Securities Act, controlling, controlled by or under common control with, any such holder. As a result of transfers, the holders of the Series C Preferred Stock outstanding as of March 31, 2008 no longer had such participation rights.

The Series D Preferred Stock has no participation rights.

During the Company’s October 2006, December 2005 and January 2005 common stock offerings, the Company informed holders of its outstanding Series A, B, and C Cumulative Convertible Preferred Stock with participation rights, of their ability to participate in the respective offering based upon the pricing of the transaction and the applicable liquidation preference for the series of preferred share participating. These participating stockholders obtained incremental shares of common stock as a result of exercising their participation rights, thereby converting their outstanding shares of Cumulative Convertible Preferred Stock at a lower offering price compared to their current conversion price. The right to participate was available only for a limited period time in relation to the specific transaction and the exercise of the existing participation right did not reflect or create a lasting change in the holders’ conversion privileges. Some of the participating stockholders had previously converted a portion of their shares of the Company’s preferred stock pursuant to their optional conversion rights, and most of the participating stockholders wholly converted their remaining shares of the Company’s preferred stock through exercise of their participation rights in the noted offerings.

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

As of March 31, 2008, the Company’s outstanding shares of the Series C Preferred Stock were convertible into 104,410 shares of common stock at a conversion price of $6.80 per share, and the applicable Daily Market Price of the common stock for triggering mandatory conversion equaled $18.00 per share.

The Series D Preferred Stock only provides the holder of such shares an optional conversion right. As of March 31, 2008, 113,311 shares of the Series D Preferred Stock were convertible into common stock on a one-for-one basis.

Imputed and Declared Dividends on Preferred Stock

The holders of the Company’s Series C Preferred Stock were entitled to receive an annual dividend at the rate of 6%, payable quarterly, through May 20, 2007. These dividends were payable in cash unless the closing price of the Company’s common shares for the 20 trading days immediately preceding the dividend payment date was equal to or greater than the conversion price of such shares, in which event the Company may have elected to pay the dividends to the holders in common stock. As part of this dividend, the Company paid cash of $15,000 during three months ended March 31, 2007 to holders of Series C Preferred Stock. No dividends were paid during the three months ended March 31, 2008.

Common Stock

In August 2007, the Company entered into an agreement with an outside consulting advisor pursuant to which the Company issued 230,000 registered shares of common stock and registered warrants to purchase 150,000 shares of common stock, as payment of a non-refundable retainer in connection with the engagement of its services.

In May 2007, the Company completed a registered equity financing, whereby it sold 4,595,094 shares of common stock resulting in gross aggregate cash proceeds of $16.2 million.

In March 2007, the Company entered into an agreement in which it agreed to issue a total of 90,000 restricted shares of the Company’s common stock in equal quarterly installments in exchange for consulting services.  As of March 31, 2008, the Company had issued 56,250 restricted common shares.  During the remaining term of the agreement, the Company will continue to issue 11,250 restricted shares of common stock at each quarter-end in exchange for the consulting services the Company will receive each quarter.

In January 2007, the Company exchanged for 2,201,644 restricted shares of common stock and warrants to purchase up to 770,573 restricted shares of common stock for 2,201,644 ordinary shares of the Company’s Singapore subsidiary Inovio Asia Pte. Ltd. (IAPL), pursuant to the terms of the Securities Purchase and Exchange Agreement under which the ordinary shares were originally issued by IAPL in October 2006 for $5.3 million.

In March 2007, the Company terminated its exclusive royalty-free license to IAPL allowing its subsidiary to use certain of the Company’s intellectual property, which had been issued in October 2006 prior to the ordinary share financing described above, in exchange for 6,584,365 ordinary shares of IAPL.  Upon termination the Company retained the IAPL ordinary shares received in the license transaction.

In October 2006, the Company completed a registered offering with foreign investors, whereby the Company sold 4,074,067 shares of common stock and issued warrants to purchase 1,425,919 shares of common stock which resulted in gross aggregate cash proceeds of $9.9 million. As part of this offering, the Company informed holders of the then outstanding Series C Preferred Stock who held participation rights, of their ability to participate in the respective offering based upon the pricing of the transaction and the applicable liquidation preference for their series of preferred shares with such rights.  Some of these participating stockholders had previously converted a portion of their shares of preferred stock pursuant to their optional conversion rights, and most of these participating stockholders wholly converted their remaining shares of the Company’s preferred stock through exercise of their participation rights in this offering.  By electing to participate in this offering, these participating preferred stockholders converted 115.12 shares of previously issued Series C Preferred Stock and $15,000 of accrued dividends into 479,722 restricted shares of common stock and warrants to purchase 167,902 restricted shares of common stock.  These participating stockholders received 304,450 additional restricted shares of common stock as compared to the number of shares of common stock into which their existing Series C Preferred Stock could have been converted under the original terms of the Series C Preferred Stock.  As a result, the Company recorded an imputed dividend charge of $1.9 million related to the participating stockholders who converted $1.2 million of their previous Series C Preferred Stock investment.  The Company calculated this imputed dividend charge pursuant to the guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, where the incremental number of shares of common stock which was received by participating Series C Preferred Stockholders was multiplied by the price of the Company’s common stock on the commitment date of the original Series C Preferred Stock issuance, or $6.08 per share, to calculate the imputed dividend charge associated with this beneficial conversion.

Warrants

All warrants issued as partial consideration for the previously mentioned August 2007 consulting advisor agreement are exercisable at an exercise price of $3.00 per share through August 2012.  As of March 31, 2008 no warrants issued in connection with the consulting agreement had been exercised and all were outstanding.

All warrants issued in the October 2006 registered offering are exercisable at an exercise price of $2.87 per share through October 2011.  As of March 31, 2008, no warrants issued in connection with the Company’s registered offering and preferred stock conversion had been exercised and all were outstanding.

All warrants issued in the October 2006 participating preferred stock conversion and the January 2007 IAPL ordinary share exchange are exercisable at an exercise price of $2.87 per share through October 2011.  As of March 31, 2008, no warrants issued in connection with the IAPL private placement had been exercised and all were outstanding.

In the December 2005 private placement to accredited investors, the Company issued warrants to purchase an aggregate of 3,462,451 shares of common stock at an exercise price of approximately $2.93 per share, which are exercisable through December 2010. As of March 31, 2008, no warrants issued in connection with this private placement had been exercised, and all were outstanding.

In the January 2005 private placement to accredited investors, the Company issued warrants to purchase 508,240 shares of common stock at an exercise price of $5.50 per share, which are exercisable through January 2010. As of March 31, 2008, no warrants issued as part of this private placement had been exercised and all were outstanding.

In connection with the leasing of the new corporate headquarters, the Company issued a warrant to purchase 50,000 shares of common stock at $5.00 per share to the landlord of the leased facility in December 2004, which is exercisable through December 2009. This warrant was valued on the date of issuance using the Black-Scholes pricing model. The fair value of this warrant, $121,000, is being recognized ratably over the five-year term of the lease as rent expense.  As of March 31, 2008, this warrant remains unexercised and outstanding.

In the May 2004 offering of Series C Preferred Stock, the Company issued warrants to the investors to purchase 561,084 shares of common stock at an exercise price of $8.80 per share and warrants to the placement agents to purchase 152,519 shares of common stock at an exercise price of $6.80 per share, in each case exercisable through May 10, 2009. As of March 31, 2008, none of these warrants had been exercised and all were outstanding.

At the closing of the July 2003 sale of previously issued and subsequently converted Series A and Series B Preferred Stock, the Company issued warrants to the investors to purchase 2,433,073 shares of common stock at an exercise price of $3.00 per share and warrants to the placement agents to purchase 447,060 shares of common stock at an exercise price of between $2.40 and $2.80 per share, both of which are exercisable through July 13, 2008. Of these July 2003 warrants, warrants to purchase 878,582 shares had been exercised as of March 31, 2008, resulting in gross cash proceeds of $2.0 million.

On September 15, 2000, the Company entered into an exclusive license agreement with the University of South Florida Research Foundation, Inc. (“USF”), whereby USF granted us an exclusive, worldwide license to USF’s rights in patents and patent applications generally related to needle electrodes (the “License Agreement”). Pursuant to the License Agreement, the Company granted USF and its designees a warrant to acquire 150,000 common shares for $9.00 per share. This warrant expires on September 14, 2010. At the date of grant, 75,000 shares underlying the warrant vested, and the remaining shares will vest upon the achievement of certain milestones. The 75,000 non-forfeitable vested shares underlying the warrant were valued at $554,000 using the Black-Scholes pricing model and were recorded as capitalized license fees. The remaining 75,000 shares underlying the non-vested warrant are forfeitable and will be valued at the fair value on the date of vesting using the Black-Scholes pricing model.  As of March 31, 2008, none of these warrants had been exercised and all were outstanding.

Stock Options

The Company has one active stock and cash-based incentive plan, The 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees. The plan was adopted on March 31, 2007 and approved by the stockholders on May 4, 2007.  The Incentive Plan reserves 750,000 shares of common stock for issuance as or upon exercise of incentive awards granted and to be granted at future dates. At March 31, 2008, the Company had 63,375 shares of common stock available for future grant and had outstanding 138,750 shares of unvested restricted common stock, 101,250 shares of vested restricted stock, and options to purchase 446,625 shares of common stock.  The awards granted and available for future grant under the Incentive Plan generally have a term of ten years and generally vest over a period of three years. The Incentive Plan terminates by its terms on March 31, 2017.

The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the 1997 Stock Option Plan, under which the Company had options to purchase 37,748 shares of common stock outstanding and the Amended 2000 Stock Option Plan, under which the Company had options to purchase 3,352,714 shares of common stock outstanding at March 31, 2008.  The terms and conditions of the options outstanding under these plans remain unchanged.

6.             Net Loss Per Share

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

7.             Share-Based Compensation

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model.  The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected option life. The Company amortizes the fair value of the awards on a straight-line basis. All options grants are amortized over the requisite service period of the awards. Expected volatility is based on historical volatility. The expected life of options granted is based on historical expected life. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The forfeiture rate is based on historical data and the Company records share-based compensation expense only for those awards that are expected to vest.  The dividend yield is based on the fact that no dividends have been paid historically and none are currently expected to be paid.

The assumptions used to estimate the fair value of stock options granted in the three month period ended March 31, 2008 and 2007 are presented below:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	2.74%	4.46%-4.67%
Expected volatility	69%	96%-98%
Expected life in years	4	6
Dividend yield	—	—

Total compensation cost under SFAS No. 123(R) for the Company’s stock plans that has been recognized in the condensed consolidated statement of operations for the three months ended March 31, 2008 and 2007 was $326,000 and $545,000, respectively, of which $90,000 and $104,000 was included in research and development expenses and $236,000 and $441,000 was included in general and administrative expenses, respectively.

As of March 31, 2008, there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized over a weighted-average period of one year. As of March 31, 2007, there was $1.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized over a weighted-average period of 1.2 years.

The weighted average grant date fair value per share was $0.48 and $2.46 for employee stock options granted during the three months ended March 31, 2008 and 2007, respectively.

The weighted average grant date fair value per share was $0.87 for non-vested restricted stock granted during the three months ended March 31, 2008.  There was no restricted stock granted during the three months ended March 31, 2007.

At March 31, 2008, there was $290,000 of total unrecognized compensation cost, related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.6 years.  There was no unrecognized compensation cost related to non-vested restricted stock at March 31, 2007.

The Company accounts for options granted to non-employees in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and SFAS No. 123(R). The fair value of these options at the measurement dates was estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three months ended March 31, 2008 and 2007, was $20,000 and $62,000, respectively.

8.             Comprehensive Loss

Comprehensive loss for the three months ended March 31, 2008 and March 31, 2007 includes net loss, foreign currency translation gains and unrealized gains and losses on investments.  A summary of the Company’s comprehensive loss is as follows:

	Three Months Ended March 31,
	2008	2007
Comprehensive loss:

Net loss	$(3,021,709)	$(3,741,297)
Unrealized losses on available-for-sale securities	(824,435)	—
Foreign currency translation adjustments	42,804	68,867
Comprehensive loss	$(3,803,340)	$(3,672,430)

9.             Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,
	2008	2007
Supplemental schedule of financing activities:

Conversion of minority interest into common stock	$—	$5,349,995
Leasehold improvements financed by landlord	$8,144	$—
Conversions of preferred stock to common stock	$—	$915

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

 Such vaccines, which could potentially protect millions of people from debilitation or death from diseases without adequate treatments, may represent multi-billion dollar market opportunities. Historically successful development of this new generation of vaccines - DNA vaccines - has been hindered by the lack of safe, efficient and cost effective DNA delivery methods capable of enabling their potency. However, our electroporation-based DNA delivery technology has shown potential in pre-clinical and clinical studies to play a pivotal role in facilitating delivery and enhancing the potency of preventive and therapeutic vaccines.

We are a leader in developing DNA delivery solutions based on electroporation, which uses brief, controlled electrical pulses to create temporary pores in cell membranes and enable increased cellular uptake of a useful biopharmaceutical. Once the DNA vaccine enters a cell, it can then “express” the proteins it was encoded to produce. These proteins, or antigens, are designed to be uniquely associated with a targeted cancer or infectious disease, and may then stimulate a more powerful immune response if the immune system encounters the targeted disease at a subsequent time.

Inovio’s business strategy to realize value for the company and its stockholders is as follows:

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

Inovio’s technology is protected by an extensive patent portfolio covering in vivo electroporation. Our patent portfolio encompasses a range of apparatuses, methodologies, conditions, and applications including oncology, gene delivery, vascular, transdermal as well as ex vivo electroporation.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment. Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.  Our critical accounting policies include:

Revenue Recognition. Revenue is recognized in accordance with SAB No. 104, “Revenue Recognition in Financial Statements” and EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”.

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

We record patents at cost and amortize these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent cost consists of the consideration paid for patents and related legal costs.  License costs are recorded based on the fair value of consideration paid and amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement.  As of March 31, 2008, our goodwill and intangible assets resulting from acquisition costs of Inovio AS, and additional intangibles including patents and license costs, net of accumulated amortization, totaled $10.0 million.

The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors.  If impairment is indicated, we reduce the carrying value of the intangible asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from our intangible assets will exceed the intangible assets’ carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2008.

Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our consolidated results of operations.

Share-Based Compensation.  Share-based compensation cost is estimated at the grant date based on the fair-value of the award and is recognized as an expense ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data. If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. A small change in the estimates used may have a relatively large change in the estimated valuation.  We use the Black-Scholes pricing model to value stock option awards. We recognize compensation expense using the straight-line amortization method.

Registered Common Stock Warrants:  We account for registered common stock warrants in accordance with EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement.  We classify registered warrants on the consolidated balance sheet as a current liability which is revalued at each balance sheet date subsequent to the initial issuance in October 2006 and August 2007.  Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. We develop our estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation.  We use the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the consolidated statement of operations as “Other income and expense.”

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007.  Issued in February 2008, FSP 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and

Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS 157.  FSP 157-2 Partial Deferral of the Effective Date of Statement 157 (FSP 157-2), deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The partial implementation of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our condensed consolidated financial statements. The Company is currently assessing the impact of SFAS 157 for non-financial assets and nonfinancial liabilities on its condensed consolidated financial statements.  See Note 3, Marketable Securities and Fair Value Measurements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). Under SFAS 159, we may elect to measure certain financial instruments and other items at fair value on an instrument by instrument basis subject to certain restrictions. SFAS 159 became effective for us on January 1, 2008 and does not have a material impact on our condensed consolidated financial statements.

In November 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Agreements Related to the Development and Commercialization of Intellectual Property.  EITF Issue No. 07-1 defines collaborative agreements as a contractual arrangement in which the parties are active participants to the arrangement and are exposed to the significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Additionally, it requires that revenue generated and costs incurred on sales to third parties as it relates to a collaborative agreement be recognized as gross or net based on EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. It also requires payments between participants to be accounted for in accordance with already existing generally accepted accounting principles, unless none exist, in which case a reasonable, rational, consistent method should be used. EITF Issue No. 07-1 is effective for fiscal years beginning after December 15, 2008 for all collaborative arrangements existing as of that date, with retrospective application to all periods. Management is currently evaluating the impact of this standard and does not anticipate the adoption of EITF Issue No. 07-1 to have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.   SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This statement will be effective for us with respect to business combination transactions for which the acquisition date is after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin No. 51).  SFAS No. 160 requires that non-controlling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This statement is effective for fiscal years beginning after December 31, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of SFAS No. 160 are required to be applied retrospectively for all periods presented. The retrospective presentation and disclosure requirements of this statement will be applied to any prior periods presented in financial statements for the fiscal year ending December 31, 2009, and later periods during which the Company had a consolidated subsidiary with a non-controlling interest. As of March 31, 2008, we do not have any consolidated subsidiaries in which there is a non-controlling interest.

Results of Operations

Revenue. We had total revenue of $653,000 for the three months ended March 31, 2008, compared to $504,000 for the three months ended March 31, 2007.  Revenue primarily consists of license fees, milestone payments and amounts received from collaborative research and development agreements and grants.

Revenue from license fees and milestone payments was $193,000 for the three months ended March 31, 2008, as compared to $234,000 for the three months ended March 31, 2007.  The decrease in revenue under license fees and milestone payments for the three month period ended March 31, 2008, as compared to the comparable period in 2007, was mainly due to less revenue recognized from the Merck licensing agreement as this agreement was fully amortized during 2007, offset by higher revenue recognized from license agreements to our GeneSwitch® technology .

During the three months March 31, 2008, we recorded revenue under collaborative research and development arrangements of $460,000 as compared to $248,000 for the three months ended March 31, 2007.  This increase in revenue was primarily due to an increase in Wyeth billings based on our collaborative agreement related to the commercialization of the Elgen device, offset by slightly lower Merck collaborative research billings. Billings from research and development work performed pursuant to the Wyeth and Merck agreements are recorded as revenue as the related research expenditures are incurred.

There was no grant and miscellaneous revenue for the three months ended March 31, 2008, as compared to $21,000 for the three months ended March 31, 2007.  The decrease in grant and miscellaneous revenue for the three months ended March 31, 2008, as compared to the comparable period in 2007, was mainly due to no revenue recognized from the U.S. Army Grant due to the finalization of work performed.

Research and Development Expenses. Research and development expenses, which include clinical trial costs, for the three months ended March 31 2008, were $1.6 million compared to $2.5 million for the three months ended March 31, 2007.  The decrease in research and development expenses for the three months ended March 31, 2008, as compared to the comparable period in 2007, was primarily due to a decrease in clinical trial expenses associated with patient enrollment, clinical site costs, data collection and monitoring costs, and decreased costs related to the use of outside Clinical Research Organizations (“CRO’s”) and Clinical Research Associates (“CRA’s”).  These decreases were offset by higher costs associated with the expansion of our in-house engineering and research expertise.

General and Administrative Expenses.  General and administrative expenses, which include business development expenses and the amortization of intangible assets, for the three months ended March 31, 2008, were $2.4 million as compared to $2.3 million for the three months ended March 31, 2007. The slight increase in general and administrative expenses for the three months ended March 31, 2008, as compared to the comparable period in 2007, was mainly due to an increase in outside consulting services related to partnering our SECTA therapy program and other corporate advisory services and an increase in legal fees associated with intellectual property, business development efforts and other corporate legal matters, offset by lower employee share-based compensation expense.

Share-Based Compensation. Share-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee’s requisite service period. Total compensation cost under SFAS No. 123(R) for our stock plans for the three months ended March 31, 2008 and 2007 was $326,000 and $545,000, respectively.  From these amounts, $90,000 and $104,000 was included in research and development expenses and $236,000 and $441,000 was included in general and administrative expenses, respectively.

Interest Income. Interest income for the three months ended March 31, 2008, was $299,000 as compared to $223,000 for the three months ended March 31, 2007.  The increase in interest income for the three months ended March 31, 2008, as compared to the comparable period in 2007, was primarily due to a larger cash and investments balance and higher average interest rate.

Other Income. Other income for the three months ended March 31, 2008 was $25,000 as compared to $339,000 for the three months ended March 31, 2007.  The decrease in other income is primarily due to the revaluation of registered common stock warrants issued by us in October 2006 and August 2007.  We are required to revalue the warrants at each balance sheet date to fair value.  If unexercised, the warrants will expire in October 2011 and August 2012, respectively.

Imputed and Declared Dividends on Preferred Stock. The holders of our Series C Preferred Stock were entitled to receive an annual dividend at the rate of 6%, payable quarterly, through May 20, 2007. These dividends were payable in cash unless the closing price of our common shares for the 20 trading days immediately preceding the dividend payment date was equal to or greater than the conversion price of such shares, in which event we may have elected to pay the dividends to the holders in common stock. In the three months ended March 31, 2007 we paid dividends to the holders of our Series C Preferred Stock in cash of $15,000.  No dividends were paid during the three months ended March 31, 2008.

Liquidity and Capital Resources

During the last eight years, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

Working Capital and Liquidity

As of March 31, 2008, we had working capital of $9.5 million, as compared to $25.6 million as of December 31, 2007. The decrease in working capital during the three months ended March 31, 2008 was primarily due to the reclassification of $12.7 million of auction rate security (“ARS”) investments from short-term to long-term assets as we believe liquidity of these investments is not required for operational purposes for the next twelve months and the underlying term until recovery in value is anticipated beyond the next twelve months.  In early March 2008, we were informed that there was insufficient demand at auction for all six of our high-grade ARS representing approximately $13.6 million.  As a result, these affected securities are currently not liquid and we could be required to hold them until they are redeemed by the issuer or to maturity.  At March 31, 2008, we have recorded an unrealized loss of $829,000 on these investments, resulting in the $12.7 million carrying value.  Because we believe that the current decline in fair value is temporary and based only on liquidity issues in the credit markets, any difference between its estimate and an estimate that would be arrived at by another party would have no impact on our consolidated results of operations, since such difference would also be recorded to accumulated other comprehensive income.  We will re-evaluate each of these factors as market conditions change in subsequent periods.

The remaining decrease in working capital was primarily due to expenditures related to our research and development and clinical trial activities, as well as various general and administrative expenses related to consultants, legal, accounting and audit, corporate development, and investor relations activities.

As of March 31, 2008, we had an accumulated deficit of $142.9 million.  We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. The outcome of the above matters cannot be predicted at this time. We are evaluating potential partnerships as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond next year.

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

If We Do Not Have Enough Capital To Fund Operations, Then We Will Have To Cut Costs.   If we are unable to raise additional funds under terms acceptable to us and in the interests of our stockholders, then we will have to take measures to cut costs, which may include:

•                                          Delaying, scaling back or discontinuing one or more of our gene delivery programs or other aspects of operations, including laying off personnel or stopping or delaying planned preclinical research and the initiation or continuation of clinical trials;

•                                          The sale or license some of our technologies that we would not otherwise sell or license if we were in a stronger financial position;

•                                          The sale or license some of our technologies under terms that are less favorable than they otherwise might have been if we were in a stronger financial position; and

•                                          Potentially merging with another company or positioning ourselves to be acquired by another company.

If it became necessary to take one or more of the above-listed actions, then our perceived valuation may be lower, which could impact the market price for our common stock. Further, the effects on our operations, financial performance and stock price may be significant if we do not or cannot take one or more of the above-listed actions in a timely manner if and when needed.

The Market For Our Stock Is Volatile, Which Could Adversely Affect An Investment In Our Stock.  Our share price and trading volume are highly volatile. This is not unusual for biomedical companies of our size, age, and with a discrete market niche. It also is common for the trading volume and price of biotechnology stocks to be unrelated to a company’s operations, i.e. to increase or decrease on positive or no news. Our stock has exhibited this type of behavior in the past, and will likely exhibit it in the future. The historically low trading volume of our stock, in relation to many other biomedical companies of our size, makes it more likely that a severe fluctuation in volume, either up or down, will affect the stock price.

Some factors that we would expect to depress the price of our stock include:

•              Adverse clinical trial results;

•              Adverse research and development results;

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

•                                          Cancellation of corporate partnerships which include Merck, Wyeth as well as other material agreements;

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

Our Dependence Upon Non-Marketed Products, Our Lack Of Experience In Manufacturing And Marketing Human-Use Products, And Our Continuing Deficit May Result In Even Further Fluctuations In Our Trading Volume And Share Price.  Even if we were to achieve successful clinical results in our programs, successful approval, marketing, and sales of our human-use equipment are also critical to the financial future of our company. Our human-use products are not yet approved for sale in the United States and other jurisdictions and we may never obtain these approvals regardless of whether we achieve successful clinical trial results utilizing such human-use products. Even if we do obtain approvals to sell our human-use products in the United States, these sales may not be as large or as timely as we expect. These uncertainties may further cause our operating results to fluctuate dramatically in the next several years.

Our Ability To Utilize Our Net Operating Losses And Certain Other Tax Attributes May Be Limited.  As disclosed in our annual report on Form 10-K for the 2007 fiscal year, as of December 31, 2007 we have net operating losses (NOLs) of approximately $55.9 million for federal income tax purposes and approximately $50.8 million for state income tax purposes. We also had federal research tax credit carryforwards of approximately $714,000 as of December 31, 2007. Utilization of the NOLs and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and similar state provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. An analysis was performed which indicated that multiple ownership changes have occurred in previous years which created annual limitations on the Company’s ability to utilize NOL and tax credit carryovers. Such limitations will result in approximately $12.7 million of tax benefits related to NOL and tax credit carryforwards that will expire unused.

Any limitation on our net operating loss carryforwards that could be used to offset post-ownership change in taxable income would adversely affect our liquidity and cash flow, if we become profitable.

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

Pre-Clinical Research And Clinical Trials Of Human-Use Equipment Are Unpredictable, And If We Experience Unsuccessful Trial Results, Our Business Will Suffer.  Before any of our human-use equipment can be sold, the FDA or applicable foreign regulatory authorities must determine that the equipment meets specified criteria for use in the indications for which approval is requested, including obtaining appropriate regulatory approvals. Satisfaction of regulatory requirements typically takes many years, and involves compliance with requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. To obtain regulatory approvals, we must, among other requirements, complete pre-clinical research and clinical trials demonstrating that our product candidates are safe and effective for a particular cancer type or other disease. Regulatory approval of a new treatment is never guaranteed. The FDA will make this determination based on the results from our pre-clinical testing and clinical trials and has substantial discretion in the approval process. Despite the time and experience exerted, failure can occur at any stage, and we could encounter problems causing us to abandon pre-clinical research and clinical trial activities.

In addition, any of our clinical trials for treatment using our therapy may be delayed or halted at any time for various other reasons, including:

•                                          The electroporation-mediated delivery of DNA vaccines or related agents may be found to be ineffective or be considered to cause harmful side effects, including death;

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

If any of the above events arise during our pre-clinical research, clinical trials or data review, we would expect this to have a serious negative impact on our company. Any termination of ongoing enrollment or other delay or change in the conduct of our clinical trials may not always be understood or accepted by the capital markets and announcements of such scientific results and related actions may adversely affect the market price of our common stock.

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

A delay in our pre-clinical research or our clinical trials, for whatever reason, will probably require us to spend additional funds to keep our product(s) moving through the regulatory process. If we do not have or cannot raise additional funds, then the testing of our human-use products could be discontinued. In the event our pre-clinical research or our clinical trials are not successful, we will have to determine whether to continue to fund our programs to address the deficiencies, or whether to abandon our clinical development programs for our products in tested indications. Loss of our human-use product line would be a significant setback for our company.

Because there are so many variables inherent in pre-clinical research or clinical trials, we cannot predict whether any of our future regulatory applications to conduct clinical trials will be approved by the FDA or other regulatory authorities, whether our clinical trials will commence or proceed as planned, and whether the trials will ultimately be deemed to be successful. To date, our experience has been that submission and approval of clinical protocols has taken longer than desired or expected.

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

Serious And Unexpected Side Effects Attributable To Gene Therapy May Result In Governmental Authorities Imposing Additional Regulatory Requirements Or In A Negative Public Perception Of Our Products. The gene therapy or DNA vaccine product candidates under development could be broadly described as gene therapies. A number of clinical trials are being conducted by other pharmaceutical companies involving gene therapy, including compounds similar to, or competitive with, our product candidates. The announcement of adverse results from these clinical trials, such as serious unwanted and unexpected side effects attributable to treatment, or any response by the FDA to such clinical trials, may impede the progress of our clinical trials, delay or prevent us from obtaining regulatory approval, or negatively influence public perception of our product candidates, which could harm our business and results of operations and reduce the value of our stock.

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

As of March 31, 2008, to our knowledge, there have not been any serious adverse events in any gene therapy clinical trials in which our technology was used. In the future, if one or a series of serious adverse events were to occur during a gene therapy clinical trial in which our technology was used, we would report all such events to the FDA and other regulatory agencies as required by law. Such serious adverse events, whether treatment-related or not, could result in negative public perception of our treatments and require additional regulatory review or other measures, which could increase the cost of or prolong our gene therapy clinical trials or require us to halt our clinical trials altogether.

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

Our Restructuring Of Our Norwegian Subsidiary, Inovio AS, May Not Realize The Efficiencies Anticipated And Could Result In Additional, Unanticipated Liabilities, Which Would Have A Negative Effect On Our Financial Condition.  On December 31, 2007, our wholly-owned Norwegian subsidiary Inovio AS transferred certain patent and other intellectual property rights (“IPR”) to our wholly owned U.S. subsidiary Genetronics, Inc. The value assigned to these rights was $1.9 million, which was determined by a valuation specialist in Norway. All Norwegian tax gains associated with this transfer of the patents and IPR was offset by prior year tax loss carry forwards. Subsequent to year-end, Inovio changed the name of Inovio AS to Inovio Tec AS. Simultaneously, we incorporated a new Norwegian wholly-owned subsidiary under the name Inovio AS, for the purpose of organizing a research effort directed towards the development of specific cancer vaccine candidates. In January 2008, all employees, employee agreements, lease agreements and fixed assets were transferred from Inovio Tec AS to Inovio AS, and the parties intend to enter into a licensing agreement governing use of future IPR shortly. Further, although we and our board of directors retain ultimate control over and responsibility for Inovio AS, Inovio AS now has a distinct board of directors, consisting of two members of our board of directors and two Norwegian personnel, intended to allow more efficient balancing of U.S. legal and regulatory concerns with Norwegian legal and regulatory concerns in the course of decision-making.

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

Our Facilities Are Located Near Known Earthquake Fault and Wildfire Zones, And The Occurrence Of An Earthquake, Significant Wildfire, Or Other Catastrophic Disaster Could Cause Damage To Our Facilities And Equipment.  Our facilities are located near known earthquake fault zones and areas prone to severe seasonal wildfires and are vulnerable to damage from earthquakes and wildfires. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously impaired. In addition, the unique nature of our research activities could cause significant delays in our programs and make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake, wildfire or other disaster could materially and adversely harm our ability to conduct business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities.

Fair Value measurements

All of our investment securities are classified as available-for-sale and therefore reported on the consolidated balance sheet at market value. Our investment securities consist of high-grade auction rate securities (“ARS”), corporate debt securities and government agency securities. As of March 31, 2008, our investments included $12.7 million of high-grade (AAA rated) ARS issued primarily by municipalities. Our ARS are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. In early March 2008 we were informed that there was insufficient demand at auctions for six of our high-grade auction rate securities, representing approximately $12.7 million. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates.  When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through a permanent impairment charge.

In the event we need to access the funds that are in an illiquid state, we will not be able to do so without the possible loss of principal, until a future auction for these investments is successful or they are redeemed by the issuer or they mature. At this time, management has not obtained sufficient evidence to conclude that these investments are permanently impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them to maturity.  We will continue to monitor and evaluate these investments on an ongoing basis for permanent impairment.

We adopted the provisions of SFAS No. 157 effective January 1, 2008 and have determined that we utilize unobservable (Level 3) inputs in determining the fair value of our ARS investments held at March 31, 2008.  The estimated fair value of all our ARS holdings at March 31, 2008 is $12.7 million, which reflects an $829,000 adjustment to the principal value (cost) of $13.6 million as of March 31, 2008.  All of the $12.7 million of auction rate securities are classified within non current assets in the unaudited condensed consolidated balance sheet as of March 31, 2008.

We currently believe that the temporary decline in fair value is due entirely to liquidity issues in the market.  All of our ARS have maintained their credit ratings of AAA, continue to pay interest obligations and the underlying assets for the majority of securities are almost entirely backed by the U.S. government or free from subprime lending issues currently being experienced in the financial markets.  In addition, our holdings of ARS are not required for operational purposes in 2008, which we believe allows sufficient time for the securities to return to full value.  We will re-evaluate each of these factors as market conditions change in subsequent periods.

Foreign Currency Risk

We have operated primarily in the United States and most transactions in the three months ended March 31, 2008, have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, nor do we have any foreign currency hedging instruments in place.

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

Certain transactions related to our Company and our subsidiaries Inovio AS and Inovio Asia Pte. Ltd. (“IAPL”), are denominated primarily in foreign currencies, including Euros, British Pounds, Canadian Dollars, Norwegian Kroner, Swedish Krona, and Singapore Dollars. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets where Inovio conducts business.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2008.

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

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Pyrce v. Inovio Biomedical Corporation, Genetronics Biomedical Corporation, Genetronics, Inc., Inovio AS, DOES 1 to 50, Superior Court of California, County of San Diego, Case No. 37-2007-000758899-CU-BC-CTL (Hon. Ronald L. Styn).  The plaintiff, a former consultant to Inovio AS, commenced this civil lawsuit against the Company and various subsidiaries in state court on September 28, 2007.  The Company disputes plaintiff’s claims, believes they are without merit and intends to defend this matter vigorously. .

Item 1A. Risk Factors

You should carefully consider and evaluate all of the information in this quarterly report on Form 10-Q in combination with the more detailed description of our business in our annual report on Form 10-K for the year ended December 31, 2007, which we filed with the Securities and Exchange Commission on March 17, 2008, for a more complete understanding of the risks associated with an investment in our securities. There have been material changes in the Risk Factors as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007 and such changes are reflected immediately below. The following risk factors, as well those contained in our annual report on Form 10-K for the year ended December 31, 2007 and risk factors included elsewhere in this report are not the only risks that could potentially face our company. Additional issues not now known to us or that we may currently deem immaterial may also impair our ability to commercialize our technology and the therapies we believe are derivable therefrom resulting in our business outlook being compromised and the trading price of our common stock declining.

NEGATIVE CONDITIONS IN THE GLOBAL CREDIT MARKETS MAY IMPAIR THE LIQUIDITY OF A PORTION OF OUR INVESTMENT PORTFOLIO.

Our investment securities consist of high-grade (AAA rated) auction rate securities (“ARS”) issued primarily by municipalities.  As of March 31, 2008, the estimated fair value of our ARS investments is $12.7 million, which reflects an $829,000 adjustment to the principal value (cost) of $13.6 million as of March 31, 2008.  The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of ARS.  In early March 2008, we were informed that there was insufficient demand at auction for all six of our high-grade ARS.  As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. At this time, management has not obtained sufficient evidence to conclude that these investments are permanently impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through a permanent impairment charge.

WE WILL HAVE A NEED FOR SIGNIFICANT FUNDS IN THE FUTURE AND THERE IS NO GUARANTEE THAT WE WILL BE ABLE TO OBTAIN THE FUNDS WE NEED.

Developing new medical devices and conducting clinical trials is expensive. Our product development efforts may not lead to commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through advance phases of clinical trials to commercialization. Our capital and future revenue may not be sufficient to support the expenses of our operations, the development of a commercial infrastructure and the conduct of our pre-clinical research and clinical trials, although based upon our current budgeting and cash flow models, we believe that we can support our operations during the next 12 months.

Our plans for conducting research, furthering development, continuing current and future pre-clinical and clinical trials and, eventually, marketing our human-use equipment will involve substantial costs. The extent of such costs will depend on many factors, including some of the following:

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

Under our registration statement that the SEC declared effective on May 25, 2006, we have registered an aggregate of $75.0 million of our equity securities that we may issue from time to time, in one or more offerings at prices and on terms that we will determine at the time of each offering. Under that registration statement, we have registered multiple kinds of our equity securities, including our common stock, preferred stock, warrants and a combination of these securities, or units. Through March 31, 2008, we have “taken-down” from our shelf registration statement, and issued and sold, an aggregate of 9,035,378 shares of our common stock valued at $26.9 million and warrants to purchase up to 1,575,919 shares of our common stock valued at $3.9 million and, if those warrants are fully exercised, we will have issued an additional 1,575,919 shares of our common stock under that shelf registration statement. In other words, the shares of common stock we have sold in offerings from our shelf registration statement as of the date of this report represent approximately 36% of the value of the aggregate equity securities from our shelf registration statement (41% if the warrants we have sold from our shelf registration statement are fully exercised). While that amount is only approximately 24% of our outstanding shares of common stock as of March 31, 2008, future issuances and sales of our common stock or securities exercisable for or convertible into our common stock pursuant to our existing shelf registration statement, if in substantial numbers, and even the availability for issuance of the securities registered under our shelf registration statement, could adversely affect the market price of our shares.

In addition to the shares and warrants we have issued from our shelf registration statement, during 2007 we also issued 2,201,644 shares of our common stock and warrants to purchase up to 938,475 shares of our common stock in other recent offerings, as well as other restricted shares pursuant to consulting arrangements and other registered securities pursuant to our stock incentive plan. Further, effective February 15, 2008, the SEC revised Rule 144, which provides a safe harbor for the resale of restricted securities, shortening applicable holding periods and easing other restrictions and requirements for resales by our non-affiliates, thereby enabling an increased number of our outstanding restricted securities to be resold sooner in the public market. Sales of substantial amounts of our stock at any one time or from time to time by the investors to whom we have issued them, or even the availability of these shares for sale, could cause the market price of our common stock to decline.

WE HAVE A HISTORY OF LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

As of March 31, 2008, we had an accumulated deficit of $142.9 million. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research, development and clinical efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. The outcome of these matters cannot be predicted at this time. We are evaluating additional potential partnerships and collaborative agreements as a way to further fund operations, but there is no assurance we will be able to secure partnerships or other arrangements that will provide the required funding, if at all. We will continue to rely on outside sources of financing to meet our capital needs beyond next year, however such funds may not always be readily available when needed or on terms favorable to us.

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

We derive a significant portion of our revenue from a limited number of licensing partners in each period. Accordingly, if we fail to sign additional future contracts with major licensing partners, if a licensing contract is delayed or deferred, or if an existing licensing contract expires or is cancelled and we fail to replace the contract with new business, our revenue could be adversely affected. Until commercialization of our Medpulser® Electroporation System, we expect that a limited number of licensing partners will continue to account for a substantial portion of our revenue in each quarter in the foreseeable future. During the three months ended March 31, 2008 and 2007, one licensing partner, Merck, accounted for approximately 36% and 78%, respectively, of our consolidated revenue. During the three months ended March 31, 2008 and 2007, another licensing partner, Wyeth, accounted for 50% and 15% of our consolidated revenue, respectively.

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

Merck can terminate its May 2004 license and collaboration agreement with us at any time in its sole discretion, without cause, by giving ninety days’ advance notice to us. If this agreement is terminated by Merck at any time during the first two years of the collaboration term, then Merck shall continue, for a six-month period beginning on the date of such termination, to make payments previously approved by the project’s joint collaboration committee in relation to scientists and outside contractors engaged by us in connection with the agreement. During the three months ended March 31, 2008 and 2007, Merck accounted for approximately 36% and 78%, respectively, of our consolidated revenue.

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

CHANGES IN FOREIGN EXCHANGE RATES MAY AFFECT OUR FUTURE OPERATING RESULTS.

We did not recognize any revenue from Inovio AS during the three months ended March 31, 2008.  During the three months ended March 31, 2007, Inovio AS contributed approximately $2,000 to our revenue, which amounted to less than 1% of our total revenue. Inovio AS conducts its operations primarily in foreign currencies, including the Euro, Norwegian Kroner and Swedish Krona. In September 2006, we established Inovio Asia Pte. Ltd., a company incorporated in the Republic of Singapore, which conducts its operations primarily in Singaporean dollars. Fluctuation in the values of these foreign currencies relative to the U.S. dollar will affect our financial results which are reported in U.S. dollars and will cause U.S. dollar translation of such currencies to vary from one period to another. We cannot predict the scope of any fluctuations in the values of these foreign currencies relative to the U.S. dollar nor the effect of exchange rate fluctuations upon our future operating results.

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

Inovio Biomedical Corporation

Date: May 9, 2008	By:	/s/ Avtar Dhillon
Avtar Dhillon
Chief Executive Officer and Director

Date: May 9, 2008	By:	/s/ Peter Kies
Peter Kies
Chief Financial Officer