Form 10-Q
period 2008-06-30
INOVIO BIOMEDICAL CORP
filed 2008-08-07
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, was 43,885,989 as of August 1, 2008.

INOVIO BIOMEDICAL CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2008

Part I. Financial Information

Item 1. Financial Statements

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,106,802	$10,250,929
Short-term investments	—	16,999,600
Accounts receivable	560,796	1,139,966
Prepaid expenses and other current assets	561,042	613,656

Total current assets	9,228,640	29,004,151

Investments	12,487,900	—
Fixed assets, net	403,108	401,727
Intangible assets, net	5,962,380	6,186,430
Goodwill	3,900,713	3,900,713
Other assets	282,000	282,000

Total assets	$32,264,741	$39,775,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,881,287	$1,807,305
Accrued clinical trial expenses	594,483	573,767
Common stock warrants	453,196	367,071
Deferred revenue	546,610	544,410
Deferred rent	71,094	61,946

Total current liabilities	3,546,670	3,354,499

Deferred revenue, net of current portion	4,172,811	4,335,806
Deferred rent, net of current portion	59,591	99,712
Deferred tax liabilities	918,750	950,250

Total liabilities	8,697,822	8,740,267

Commitments and contingencies

Stockholders’ equity:
Preferred stock	113	113
Common stock	43,886	43,815
Additional paid-in capital	171,330,708	170,730,621
Receivables from stockholders	(50,000)	(50,000)
Accumulated deficit	(146,892,807)	(139,847,326)
Accumulated other comprehensive (loss) income	(864,981)	157,531

Total stockholders’ equity	23,566,919	31,034,754

Total liabilities and stockholders’ equity	$32,264,741	$39,775,021

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
License fee and milestone payments	$203,924	$209,265	$396,753	$443,754
Revenue under collaborative research and development arrangements	459,110	286,312	919,295	534,302
Grant and miscellaneous revenue	—	—	—	21,423

Total revenue	663,034	495,577	1,316,048	999,479

Operating expenses:
Research and development	1,679,264	2,907,836	3,276,652	5,424,247
General and administrative	3,086,180	2,344,551	5,487,685	4,635,712

Total operating expenses	4,765,444	5,252,387	8,764,337	10,059,959

Loss from operations	(4,102,410)	(4,756,810)	(7,448,289)	(9,060,480)

Interest income	191,371	286,792	490,120	509,860
Other income (expense)	(112,733)	727,305	(87,312)	1,066,610

Net loss	(4,023,772)	(3,742,713)	(7,045,481)	(7,484,010)

Imputed and declared dividends on preferred stock	—	(8,244)	—	(23,335)

Net loss attributable to common stockholders	$(4,023,772)	$(3,750,957)	$(7,045,481)	$(7,507,345)

Amounts per common share — basic and diluted:

Net loss per share attributable to common stockholders	$(0.09)	$(0.09)	$(0.16)	$(0.19)

Weighted average number of common shares outstanding — basic and diluted	43,874,739	40,674,947	43,856,341	39,193,023

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash flows from operating activities:
Net loss from continuing operations	$(7,045,481)	$(7,484,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	94,573	81,259
Amortization of intangible assets	414,796	415,003
Change in value of common stock warrants	86,125	(1,056,354)
Stock-based compensation	566,408	1,068,102
Compensation for services to be paid in common stock	33,750	71,438
Amortization of deferred tax liabilities	(31,500)	(31,500)
Deferred rent	(30,973)	(15,858)
Loss on disposal of fixed assets	5,473	—
Accretion of discount on available-for-sale securities	(60,345)	(12,150)
Changes in operating assets and liabilities:
Accounts receivable	597,088	(39,024)
Prepaid expenses and other current assets	38,608	120,984
Accounts payable and accrued expenses	85,017	(263,098)
Deferred revenue	(160,795)	(264,739)

Net cash used in operating activities	(5,407,256)	(7,409,947)

Cash flows from investing activities:
Purchases of available-for-sale securities	(4,500,000)	(16,602,985)
Proceeds from sales of available-for-sale securities	8,000,000	7,500,000
Purchases of capital assets	(66,216)	(76,386)
Capitalization of patents and other assets	(190,746)	(309,832)

Net cash provided by (used in) investing activities	3,243,038	(9,489,203)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	16,284,197
Repayment of stockholder note receivable	—	36,030
Payment of preferred stock cash dividend	—	(23,335)

Net cash provided by financing activities	—	16,296,892

Effect of exchange rate changes on cash	20,091	66,441

Decrease in cash and cash equivalents	(2,144,127)	(535,817)

Cash and cash equivalents, beginning of period	10,250,929	8,321,606

Cash and cash equivalents, end of period	$8,106,802	$7,785,789

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Inovio Biomedical Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of June 30, 2008, condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2008, shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any other period. These unaudited condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 17, 2008.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company incurred a net loss attributable to common stockholders of $4.0 million and $7.0 million for the three and six months ended June 30, 2008, respectively. The Company had working capital of $5.7 million, in addition to $12.5 million of long-term investments, and an accumulated deficit of $146.9 million as of June 30, 2008. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. The Company will continue to rely on outside sources of financing to meet its capital needs. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is not able to secure additional funding, the Company will be required to scale back its research and development programs, preclinical studies and clinical trials, and general and administrative activities and may not be able to continue in business. These unaudited condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business. The Company’s unaudited condensed consolidated financial statements as of and for the period ended June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

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

3.                                      Investment Securities and Fair Value Measurements

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

As of June 30, 2008, the Company’s investments included $12.5 million of high-grade (AAA rated) auction rate securities (“ARS”) issued primarily by municipalities. The Company’s ARS are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. The Company has been informed that there is insufficient demand at auction for all of its high-grade ARS.  As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates.  When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, the Company would be required to adjust the carrying value of the investment through a permanent impairment charge.

During the three and six months ended June 30, 2008 the Company has recorded an unrealized loss of $233,000 and $1.1 million, respectively, on its ARS holdings.  The unrealized loss reduced the estimated fair value of ARS holdings as of June 30, 2008 to $12.5 million. The Company has determined this reduction in fair value to be temporary.  All of the $12.5 million of ARS are classified within non-current assets in the unaudited condensed consolidated balance sheet as of June 30, 2008.

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

Level 1 Inputs - Quoted prices for identical instruments in active markets.  The Company has determined that its investments in money market funds meet the criteria for definition within the level 1 hierarchy.

Level 2 Inputs- Quoted prices for similar instruments in active markets; and quoted prices for identical or similar instruments in markets that are not active.  The Company has determined that no items meet the criteria for definition within the level 2 hierarchy.

Level 3 Inputs- Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  The Company has determined that its investments in ARS meet the criteria for definition within the level 3 hierarchy.  The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS. Based on this assessment of fair value, the Company recorded an unrealized loss of approximately $1.1 million related to its ARS as of June 30, 2008. Management believes this unrealized loss is primarily attributable to the limited liquidity of these investments and has no reason to believe that any of the underlying issuers are presently at risk of credit default.

The Company endeavors to utilize the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of June 30, 2008:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents(1)	$6,747,612	$6,747,612	$—
Available-for-sale investments, long-term (2)	12,487,900	—	12,487,900

Total	$19,235,512	$6,747,612	$12,487,900

(1) Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less.

(2) Available-for-sale investments consist of ARS issued primarily by municipalities.  Unrealized gains or losses on available-for-sale securities are recorded in accumulated other comprehensive loss at each measurement date.

 The following table presents a summary of changes in fair value of the Company’s assets measured on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 for the six months ended June 30, 2008:

Auction Rate Securities
Balance at January 1, 2008	$—
Transfers in to Level 3	14,050,000
Total unrealized losses included in other comprehensive loss	(1,062,100)
Purchases and settlements (net)	(500,000)
Balance at June 30, 2008	$12,487,900

Total change in unrealized losses included in other comprehensive loss	$(1,062,100)

4.                                      Goodwill and Intangible Assets

	Useful Life Years	Cost	Accumulated amortization	Net book value
As of June 30, 2008
Non-amortizing:
Goodwill(a)	—	$3,900,713	$—	$3,900,713

Amortizing:
Patents	8-17	$5,414,855	$(3,012,638)	$2,402,217
Licenses	8-17	1,198,781	(919,868)	278,913
Other(b)	18	4,050,000	(768,750)	3,281,250
Total Intangible Assets		10,663,636	(4,701,256)	5,962,380
		$14,564,349	$(4,701,256)	$9,863,093
As of December 31, 2007
Non-amortizing:
Goodwill(a)	—	$3,900,713	$—	$3,900,713

Amortizing:
Patents	8-17	$5,224,109	$(2,775,713)	$2,448,396
Licenses	8-17	1,198,781	(854,497)	344,284
Other(b)	18	4,050,000	(656,250)	3,393,750
Total Intangible Assets		10,472,890	(4,286,460)	6,186,430
		$14,373,603	$(4,286,460)	$10,087,143

(a) Goodwill was recorded from the Inovio AS acquisition in January 2005.

(b) Other intangible assets represent the fair value of acquired contracts and intellectual property from the Inovio AS acquisition.

Aggregate amortization expense on intangible assets for the three and six months ended June 30, 2008 was $207,000 and $415,000, respectively, and for the three and six months ended June 30, 2007 was $208,000 and $415,000, respectively.   The estimated aggregate amortization expense for each of the five succeeding fiscal years is $372,000 for the remainder of fiscal year 2008, $670,000 for 2009, $619,000 for 2010, $569,000 for 2011, and $521,000 for 2012.

5.                                      Stockholders’ Equity

The following is a summary of the Company’s authorized and issued common and preferred stock as of June 30, 2008 and December 31, 2007:

			Outstanding as of
	Authorized	Issued	June 30, 2008	December 31, 2007

Common Stock, par $0.001	300,000,000	43,979,739	43,885,989	43,814,739
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	71	71
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	113,311	113,311

Preferred Stock

The following is a summary of changes in the number of outstanding shares of the Company’s preferred stock for the three months ended June 30, 2008 and 2007:

	Series C	Series D
Shares Outstanding as of April 1, 2008	71	113,311

Shares Outstanding as of June 30, 2008	71	113,311

Shares Outstanding as of April 1, 2007	102	113,311
Preferred Shares converted	(16)	—
Shares Outstanding as of June 30, 2007	86	113,311

The following is a summary of changes in the number of outstanding shares of the Company’s preferred stock for the six months ended June 30, 2008 and 2007:

	Series C	Series D
Shares Outstanding as of January 1, 2008	71	113,311

Shares Outstanding as of June 30, 2008	71	113,311

Shares Outstanding as of January 1, 2007	102	1,027,967
Preferred Shares converted	(16)	(914,656)
Shares Outstanding as of June 30, 2007	86	113,311

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

In addition, the holders of the Series C Preferred Stock received a mandatory dividend rate of 6% per annum per outstanding share of Series C Preferred Stock, payable quarterly, based on the $10,000 Liquidation Preference of such share through the period ending on May 20, 2007. These dividends were paid in cash or common stock equal to the equivalent cash amount divided by the 20 day preceding average closing price. The Company could only elect to pay the dividends in shares of common stock if the average closing price of the shares of common stock for the 20 days immediately preceding the dividend payment date was equal to or greater than the conversion price of either of the relevant series of Preferred Stock. All dividends were paid to outstanding Series C Preferred Stockholders on each quarter-end payment date. As part of this dividend, the Company paid cash of $8,000 and $23,000 during three and six months ended June 30, 2007, respectively, to holders of Series C Preferred Stock. No dividends were paid during the three and six months ended June 30, 2008.

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

A Change of Control of the Company (as defined in the Certificates of Designations, Rights and Preferences) is not a liquidation event triggering the preferences described above, and is instead addressed by separate terms in the Series C and Series D Certificates of Designations, Rights, and Preferences.  In addition to the default adjustment of conversion and other rights of the Series C and Series D Preferred Stock upon a Change of Control of the Company, holders of Series C Preferred Stock are entitled to notice of a proposed Change of Control transaction prior to its consummation and have the ability to elect redemption of the holder’s Series C Preferred Stock at a premium to the liquidation preference applicable to such shares.

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

Actions Requiring the Consent of Holders of Convertible Preferred Stock

As long as a certain number of shares of each series of the Company’s preferred stock issued on the respective “Date of Original Issue” for such series are outstanding, the consent of at least a majority of the shares of that series of preferred stock outstanding are necessary to approve:

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

These specific voting rights are applicable for the Series C Preferred Stock as long as at least 35% of the number of shares of Series C Preferred Stock issued on the Date of Original Issue remain outstanding, and the same threshold applies to the Series D Preferred Stock. As of June 30, 2008, no Preferred Stock holders had such series voting rights remaining.

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

The participation rights of the holders of the Series C Preferred Stock may not be assigned or transferred, other than assignment to any wholly-owned subsidiary or parent of, or to any corporation or entity that is, within the meaning of the Securities Act, controlling, controlled by or under common control with, any such holder. As a result of transfers, the holders of the Series C Preferred Stock outstanding as of June 30, 2008 no longer had such participation rights.

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

As of June 30, 2008, the Company’s outstanding shares of the Series C Preferred Stock were convertible into 104,410 shares of common stock at a conversion price of $6.80 per share, and the applicable Daily Market Price of the common stock for triggering mandatory conversion equaled $18.00 per share.

The Series D Preferred Stock only provides the holder of such shares an optional conversion right. As of June 30, 2008, 113,311 shares of the Series D Preferred Stock were convertible into common stock on a one-for-one basis.

Imputed and Declared Dividends on Preferred Stock

The holders of the Company’s Series C Preferred Stock were entitled to receive an annual dividend at the rate of 6%, payable quarterly, through May 20, 2007. These dividends were payable in cash unless the closing price of the Company’s common shares for the 20 trading days immediately preceding the dividend payment date was equal to or greater than the conversion price of such shares, in which event the Company may have elected to pay the dividends to the holders in common stock. As part of this dividend, the Company paid cash of $8,000 and $23,000 during three and six months ended June 30, 2007, respectively, to holders of Series C Preferred Stock. No dividends were paid during the three and six months ended June 30, 2008.

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

In March 2007, the Company entered into an agreement in which it agreed to issue a total of 90,000 restricted shares of the Company’s common stock in equal quarterly installments in exchange for consulting services.  As of June 30, 2008, the Company had issued 67,500 restricted common shares.  During the remaining term of the agreement, the Company will continue to issue 11,250 restricted shares of common stock at each quarter-end in exchange for the consulting services the Company will receive each quarter.

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

Warrants

All warrants issued as partial consideration for the previously mentioned August 2007 consulting advisor agreement are exercisable at an exercise price of $3.00 per share through August 2012.  As of June 30, 2008 no warrants issued in connection with the consulting agreement had been exercised and all were outstanding.

All warrants issued in the October 2006 registered offering are exercisable at an exercise price of $2.87 per share through October 2011.  As of June 30, 2008, no warrants issued in connection with the Company’s registered offering and preferred stock conversion had been exercised and all were outstanding.

All warrants issued in the October 2006 participating preferred stock conversion and the January 2007 IAPL ordinary share exchange are exercisable at an exercise price of $2.87 per share through October 2011.  As of June 30, 2008, no warrants issued in connection with the IAPL private placement had been exercised and all were outstanding.

In the December 2005 private placement to accredited investors, the Company issued warrants to purchase an aggregate of 3,462,451 shares of common stock at an exercise price of approximately $2.93 per share, which are exercisable through December 2010. As of June 30, 2008, no warrants issued in connection with this private placement had been exercised, and all were outstanding.

In the January 2005 private placement to accredited investors, the Company issued warrants to purchase 508,240 shares of common stock at an exercise price of $5.50 per share, which are exercisable through January 2010. As of June 30, 2008, no warrants issued as part of this private placement had been exercised and all were outstanding.

In connection with the leasing of the new corporate headquarters, the Company issued a warrant to purchase 50,000 shares of common stock at $5.00 per share to the landlord of the leased facility in December 2004, which is exercisable through December 2009. This warrant was valued on the date of issuance using the Black-Scholes pricing model. The fair value of this warrant, $121,000, is being recognized ratably over the five-year term of the lease as rent expense.  As of June 30, 2008, this warrant remains unexercised and outstanding.

In the May 2004 offering of Series C Preferred Stock, the Company issued warrants to the investors to purchase 561,084 shares of common stock at an exercise price of $8.80 per share and warrants to the placement agents to purchase 152,519 shares of common stock at an exercise price of $6.80 per share, in each case exercisable through May 10, 2009. As of June 30, 2008, none of these warrants had been exercised and all were outstanding.

At the closing of the July 2003 sale of previously issued and subsequently converted Series A and Series B Preferred Stock, the Company issued warrants to the investors to purchase 2,433,073 shares of common stock at an exercise price of $3.00 per share and warrants to the placement agents to purchase 447,060 shares of common stock at an exercise price of between $2.40 and $2.80 per share, both of which expired on July 13, 2008. Of these July 2003 warrants, warrants to purchase 878,582 shares had been exercised as of June 30, 2008, resulting in gross cash proceeds of $2.0 million.

On September 15, 2000, the Company entered into an exclusive license agreement with the University of South Florida Research Foundation, Inc. (“USF”), whereby USF granted us an exclusive, worldwide license to USF’s rights in patents and patent applications generally related to needle electrodes (the “License Agreement”). Pursuant to the License Agreement, the Company granted USF and its designees a warrant to acquire 150,000 common shares for $9.00 per share. This warrant expires on September 14, 2010. At the date of grant, 75,000 shares underlying the warrant vested, and the remaining shares will vest upon the achievement of certain milestones. The 75,000 non-forfeitable vested shares underlying the warrant were valued at $554,000 using the Black-Scholes pricing model and were recorded as capitalized license fees. The remaining 75,000 shares underlying the non-vested warrant are forfeitable and will be valued at the fair value on the date of vesting using the Black-Scholes pricing model.  As of June 30, 2008, none of these warrants had been exercised and all were outstanding.

Stock Options

The Company has one active stock and cash-based incentive plan, the 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees. The plan was adopted on March 31, 2007, approved by the stockholders on May 4, 2007, and approved by the stockholders as amended on May 2, 2008.  The Incentive Plan reserves 1,750,000 shares of common stock for issuance as or upon exercise of incentive awards granted and to be granted at future dates. At June 30, 2008, the Company had 944,000 shares of common stock available for future grant and had outstanding 138,750 shares of unvested restricted common stock, 101,250 shares of vested restricted stock, and options to purchase 566,000 shares of common stock.  The awards granted and available for future grant under the Incentive Plan generally have a term of ten years and generally vest over a period of three years. The Incentive Plan terminates by its terms on March 31, 2017.

The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the 1997 Stock Option Plan, under which the Company had options to purchase 28,998 shares of common stock outstanding and the Amended 2000 Stock Option Plan, under which the Company had options to purchase 3,208,527 shares of common stock outstanding at June 30, 2008.  The terms and conditions of the options outstanding under these plans remain unchanged.

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

7.                                      Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment.  The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model.  The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected option life. The Company amortizes the fair value of the awards on a straight-line basis. All options grants are amortized over the requisite service period of the awards. Expected volatility is based on historical volatility. The expected life of options granted is based on historical expected life. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The forfeiture rate is based on historical data and the Company records stock-based compensation expense only for those awards that are expected to vest.  The dividend yield is based on the fact that no dividends have been paid historically and none are currently expected to be paid.

The assumptions used to estimate the fair value of stock options granted in the six month period ended June 30, 2008 and 2007 are presented below:

	Six Months Ended June 30,
	2008	2007
Risk-free interest rate	2.65%-3.18%	4.46%-4.67%
Expected volatility	69%	96%-98%
Expected life in years	4	6
Dividend yield	—	—

Total compensation cost under SFAS No. 123(R) for the Company’s stock plans that has been recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2008 was $201,000 and $528,000, respectively, of which $56,000 and $147,000 was included in research and development expenses and $145,000 and $381,000 was included in general and administrative expenses, respectively.

Total compensation cost under SFAS No. 123(R) for the Company’s stock plans that has been recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2007 was $430,000 and $976,000, respectively, of which $100,000 and $205,000 was included in research and development expenses and $330,000 and $771,000 was included in general and administrative expenses, respectively.

As of June 30, 2008, there was $970,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of one year. As of June 30, 2007, there was $2.0 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which was expected to be recognized over a weighted-average period of 1.2 years.

The weighted average grant date fair value per share was $0.89 for employee stock options granted during the three and six months ended June 30, 2008, and $1.57 and $2.17 for employee stock options granted during the three and six months ended June 30, 2007, respectively.

The weighted average grant date fair value per share was $0.87 for non-vested restricted stock granted during the six months ended June 30, 2008.  There was no restricted stock granted during the three months ended June 30, 2008.  The weighted average grant date fair value per share was $3.69 for non-vested restricted stock granted during the three and six months ended June 30, 2007.

At June 30, 2008, there was $251,000 of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.5 years.  At June 30, 2007, there was $349,000 of total unrecognized compensation cost related to non-vested restricted stock, which was expected to be recognized over a weighted-average period of 2.1 years.

The Company accounts for options granted to non-employees in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and SFAS No. 123(R). The fair value of these options at the measurement dates was estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three and six months ended June 30, 2008 was $19,000 and $39,000, respectively.  Total stock-based compensation for options granted to non-employees for the three and six months ended June 30, 2007 was $30,000 and $93,000, respectively.

8.                                      Comprehensive Loss

Comprehensive loss for the three and six months ended June 30, 2008 and June 30, 2007 includes net loss, foreign currency translation gains and unrealized losses on investments.  A summary of the Company’s comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Comprehensive loss:

Net loss	$(4,023,772)	$(3,742,713)	$(7,045,481)	$(7,484,010)
Unrealized losses on available-for-sale securities	(247,610)	(3,975)	(1,072,045)	(3,975)
Foreign currency translation adjustments	6,729	14,653	49,533	83,520
Comprehensive loss	$(4,264,653)	$(3,732,035)	$(8,067,993)	$(7,404,465)

9.                                      Supplemental Disclosures of Cash Flow Information

	Six Months Ended June 30,
	2008	2007
Supplemental schedule of financing activities:

Conversion of minority interest into common stock	$—	$5,349,995
Leasehold improvements financed by landlord	$35,211	$—
Conversions of preferred stock to common stock	$—	$939
Non-cash warrant exercise for common stock	$—	$38

10.                               Subsequent Events

On July 7, 2008, the Company and VGX Pharmaceuticals, Inc., a privately-held Delaware corporation (“VGX”) executed a definitive merger agreement (the “Merger Agreement”), which provides for the issuance of the Company’s securities in exchange for all of the outstanding securities of VGX and the merger of an acquisition subsidiary of the Company with and into VGX (the “Merger”).  The Company’s and VGX’s boards of directors have both approved the Merger Agreement, however the Merger is subject to completion of the registration of the Company’s securities to be issued with the SEC, receipt of approval from both companies’ stockholders of the transaction, listing approval from the American Stock Exchange (“AMEX”), and other customary closing conditions.  Upon closing of the Merger, the Company anticipates changing its name to VGX Pharmaceuticals, Inc.

The Merger Agreement anticipates that at the time of closing of the merger, a wholly-owned acquisition subsidiary of the Company will merge into VGX, with VGX surviving as a wholly-owned subsidiary of the Company. Concurrently, the Company will issue shares of the Company’s common stock in exchange for all of the outstanding shares of VGX common stock based on an exchange ratio derived from the comparative fully diluted share capitalization of the companies, excluding the shares of VGX common stock underlying $5.5 million of VGX convertible debt (the “Excluded Debt”). The Company will also assume all outstanding VGX options and warrants and all VGX convertible debt in excess of the Excluded Debt, which will be adjusted based on the exchange ratio and become exercisable or convertible, as applicable, for the Company’s common stock. The Excluded Debt will also be assumed at closing, but unlike the VGX convertible debt discussed above, the principal outstanding under the Excluded Debt at closing will be immediately converted into shares of the Company’s common stock at $1.05 per share.

The closing of the Merger as contemplated by the Merger Agreement should have no impact on the Company’s outstanding securities, other than (i) dilution caused by the securities to be issued upon consummation of the Merger, (ii) triggering accelerated vesting rights for the Company’s outstanding options to purchase common stock, and (iii) triggering certain cash redemption rights for the holders of the Company’s Series C Preferred Stock; however, the Company must submit information about the proposed transaction to the AMEX for review and determination of whether the transaction qualifies as a “reverse merger” under Company Guide Section 341, which if applicable could require the Company to re-qualify for initial listing of its securities on the AMEX.  The parties do not believe that the transaction is a “reverse merger” as defined by the AMEX and believes that additional listing criteria should apply, however the Company has not yet completed its submission of materials and the determination process.

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

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to our revenue, spending, cash flow, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “should,” “would,” “may,” “might,” or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those which are management’s current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate.

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

Inovio’s business strategy to realize value for the Company and its stockholders is as follows:

First, we have leveraged our patented technologies through licensing and collaborations, such as our licensing arrangements with Merck & Co., Inc., or Merck, Wyeth Pharmaceuticals, or Wyeth and Vical Inc., or Vical, among other research-driven biopharmaceutical companies as well as government and non-government agencies.  We are licensing the use of our electroporation-based DNA delivery systems for partners to use in conjunction with their proprietary DNA vaccines or DNA-based immunotherapies. These arrangements provide us with some combination of upfront payments, development fees, milestone payments, royalties and a supply agreement.  These partners are pursuing development of proprietary agents or conducting research using our technology.  However, there is no assurance that these licensing partners will continue these electroporation-based activities.  Currently, Merck has completed electroporation-based treatments in their initial Phase I cancer trial.  Merck licensed from Inovio a second target in December of 2007 for which it has filed an IND.  There is no assurance that Merck will continue to develop either program into a Phase II study.  In addition, Wyeth continues to evaluate internal strategic options prior to initiating further development of electroporation-based infectious disease programs.

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

Revenue Recognition. Revenue is recognized in accordance with SAB No. 104, Revenue Recognition in Financial Statements and EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables.

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

We record patents at cost and amortize these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent cost consists of the consideration paid for patents and related legal costs.  License costs are recorded based on the fair value of consideration paid and amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement.  As of June 30, 2008, our goodwill and intangible assets resulting from acquisition costs of Inovio AS, and additional intangibles including patents and license costs, net of accumulated amortization, totaled $9.9 million.

The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors.  If impairment is indicated, we reduce the carrying value of the intangible asset to fair value. We have not recognized any impairment losses through June 30, 2008.

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

Stock-Based Compensation.  Stock-based compensation cost is estimated at the grant date based on the fair-value of the award and is recognized as an expense ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data. If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. A small change in the estimates used may have a relatively large change in the estimated valuation.  We use the Black-Scholes pricing model to value stock option awards. We recognize compensation expense using the straight-line amortization method.

Registered Common Stock Warrants.  We account for registered common stock warrants in accordance with EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement.  We classify registered warrants on the consolidated balance sheet as a current liability which is revalued at each balance sheet date subsequent to the initial issuance in October 2006 and August 2007.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with U.S. GAAP. We are currently evaluating the impact that SFAS No. 162 will have on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS No. 161 is not expected to have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin No. 51) (“SFAS No. 160”).  SFAS No. 160 requires that non-controlling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This statement is effective for fiscal years beginning after December 31, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of SFAS No. 160 are required to be applied retrospectively for all periods presented. The retrospective presentation and disclosure requirements of this statement will be applied to any prior periods presented in financial statements for the fiscal year ending December 31, 2009, and later periods during which the Company had a consolidated subsidiary with a non-controlling interest. As of June 30, 2008, we do not have any consolidated subsidiaries in which there is a non-controlling interest.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”).  SFAS No. 141(R)   changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This statement will be effective for us with respect to business combination transactions for which the acquisition date is after December 31, 2008.  We are currently evaluating the impact that SFAS No. 141(R) will have on our condensed consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007.  Issued in February 2008, FSP 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157.  FSP 157-2 Partial Deferral of the Effective Date of Statement 157 (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The partial implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our condensed consolidated financial statements. The Company is currently assessing the impact of SFAS No. 157 for non-financial assets and nonfinancial liabilities on its condensed consolidated financial statements.  See Note 3, Investment Securities and Fair Value Measurements.

Results of Operations

Revenue. We had total revenue of $663,000 and $1.3 million for the three and six months ended June 30, 2008, compared to $496,000 and $999,000 for the three and six months ended June 30, 2007, respectively.  Revenue primarily consists of license fees, milestone payments and amounts received from collaborative research and development agreements and grants.

Revenue from license fees and milestone payments was $204,000 and $397,000 for the three and six months ended June 30, 2008, respectively, as compared to $209,000 and $444,000 for the three and six months ended June 30, 2007, respectively.  The slight decrease in revenue under license fees and milestone payments for the three and six month periods ended June 30, 2008, as compared to the comparable periods in 2007, was mainly due to less revenue recognized from the Merck licensing agreement as this agreement was fully amortized during 2007, offset by revenue recognized from various license agreements.

During the three and six months ended June 30, 2008, we recorded revenue under collaborative research and development arrangements of $459,000 and $919,000, respectively, as compared to $286,000 and $534,000 for the three and six months ended June 30, 2007, respectively.  This increase in revenue was primarily due to an increase in Wyeth billings based on our collaborative agreement, offset by slightly lower Merck collaborative research billings. Billings from research and development work performed pursuant to the Wyeth and Merck agreements are recorded as revenue as the related research expenditures are incurred.

There was no grant and miscellaneous revenue for the three and six months ended June 30, 2008, as compared to $0 and $21,000 for the three and six months ended June 30, 2007.  The decrease in grant and miscellaneous revenue for the six months ended June 30, 2008, as compared to the comparable period in 2007, was due to no revenue recognized from the U.S. Army Grant due to the finalization of work performed.

Research and Development Expenses. Research and development expenses, which include clinical trial costs, for the three and six months ended June 30, 2008, were $1.7 million and $3.3 million, respectively, compared to $2.9 million and $5.4 million for the three and six months ended June 30, 2007, respectively.  The decrease in research and development expenses for the three and six months ended June 30, 2008, as compared to the comparable periods in 2007, was primarily due to a decrease in clinical trial expenses associated with patient enrollment, clinical site costs, data collection and monitoring costs, and decreased costs related to the use of outside Clinical Research Organizations (“CRO’s”) and Clinical Research Associates (“CRA’s”).  These decreases were offset by higher costs associated with the expansion of our in-house engineering and research expertise.

General and Administrative Expenses.  General and administrative expenses, which include business development expenses and the amortization of intangible assets, for the three and six months ended June 30, 2008, were $3.1 million and $5.5 million, respectively, as compared to $2.3 million and $4.6 million for the three and six months ended June 30, 2007, respectively. The increase in general and administrative expenses for the three and six months ended June 30, 2008, as compared to the comparable periods in 2007, was mainly due to an increase in outside consulting services and legal fees related to the execution of the definitive merger agreement with VGX, offset by lower employee stock-based compensation expense.

Stock-Based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee’s requisite service period. Total compensation cost under SFAS No. 123(R) for our stock plans for the three and six months ended June 30, 2008 was $201,000 and $528,000, respectively.  From these amounts, $56,000 and $147,000 was included in research and development expenses and $145,000 and $381,000 was included in general and administrative expenses, respectively.  Total compensation cost under SFAS No. 123(R) for our stock plans for the three and six months ended June 30, 2007 was $430,000 and $976,000, respectively.  From these amounts, $100,000 and $205,000 was included in research and development expenses and $330,000 and $771,000 was included in general and administrative expenses, respectively.

Interest Income. Interest income for the three and six months ended June 30, 2008, was $191,000 and $490,000, respectively, as compared to $287,000 and $510,000 for the three and six months ended June 30, 2007, respectively.  The decrease in interest income for the three and six months ended June 30, 2008, as compared to the comparable periods in 2007, was primarily due to lower cash and investment balances and a lower average interest rate.

Other Income/(Expense). We recorded other expense for the three and six months ended June 30, 2008 of $113,000 and $87,000, respectively, as compared to other income of $727,000 and $1.1 million for the three and six months ended June 30, 2007, respectively.  The decrease in other income (expense) is primarily due to the revaluation of registered common stock warrants issued by us in October 2006 and August 2007.  We are required to revalue the warrants at each balance sheet date to fair value.  If unexercised, the warrants will expire in October 2011 and August 2012, respectively.

Imputed and Declared Dividends on Preferred Stock. The holders of our Series C Preferred Stock were entitled to receive an annual dividend at the rate of 6%, payable quarterly, through May 20, 2007. These dividends were payable in cash unless the closing price of our common shares for the 20 trading days immediately preceding the dividend payment date was equal to or greater than the conversion price of such shares, in which event we may have elected to pay the dividends to the holders in common stock. During the three and six months ended June 30, 2007, we paid dividends to the holders of our Series C Preferred Stock in cash of $8,000 and $23,000, respectively.  No dividends were paid during the three and six months ended June 30, 2008.

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

Working Capital and Liquidity

As of June 30, 2008, we had working capital of $5.7 million, as compared to $25.6 million as of December 31, 2007. The decrease in working capital during the six months ended June 30, 2008 was primarily due to the reclassification of $12.5 million of auction rate security (“ARS”) investments from short-term to non-current assets as we believe liquidity of these investments is not required for operational purposes for the next twelve months and the underlying term until recovery in value is anticipated beyond the next twelve months.  In early March 2008, we were informed that there was insufficient demand at auction for all six of our high-grade ARS.  As a result, these affected securities are currently not liquid and we could be required to hold them until they are redeemed by the issuer or to maturity.  At June 30, 2008, we have recorded an unrealized loss of $1.1 million on these investments, resulting in the $12.5 million carrying value.  Because we believe that the current decline in fair value is temporary and based only on liquidity issues in the credit markets, any difference between its estimate and an estimate that would be arrived at by another party would have no impact on our consolidated results of operations, since such difference would also be recorded to accumulated other comprehensive income.  We will re-evaluate each of these factors as market conditions change in subsequent periods.  The Company anticipates receiving approval of and executing a $5.0 million line of credit from its investment advisor, secured by the ARS, in the third quarter, to provide additional working capital.

The remaining decrease in working capital was primarily due to expenditures related to our research and development and clinical trial activities, as well as various general and administrative expenses related to consultants, legal, accounting and audit, corporate development, and investor relations activities.

As of June 30, 2008, we had an accumulated deficit of $146.9 million.  We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. The outcome of the above matters cannot be predicted at this time. We are evaluating potential partnerships as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond next year.

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

As of June 30, 2008, to our knowledge, there have not been any serious adverse events in any gene therapy clinical trials in which our technology was used. In the future, if one or a series of serious adverse events were to occur during a gene therapy clinical trial in which our technology was used, we would report all such events to the FDA and other regulatory agencies as required by law. Such serious adverse events, whether treatment-related or not, could result in negative public perception of our treatments and require additional regulatory review or other measures, which could increase the cost of or prolong our gene therapy clinical trials or require us to halt our clinical trials altogether.

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

Fair Value Measurements

All of our investment securities are classified as available-for-sale and therefore reported on the consolidated balance sheet at market value. Our investment securities consist of high-grade auction rate securities (“ARS”), corporate debt securities and government agency securities. As of June 30, 2008, our investments included $12.5 million of high-grade (AAA rated) ARS issued primarily by municipalities. Our ARS are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. In early March 2008, we were informed that there was insufficient demand at auctions for six of our high-grade auction rate securities, representing approximately $12.5 million. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates.  When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through a permanent impairment charge.

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

We adopted the provisions of SFAS No. 157 effective January 1, 2008 and have determined that we utilize unobservable (Level 3) inputs in determining the fair value of our ARS investments held at June 30, 2008.  The estimated fair value of all our ARS holdings at June 30, 2008 is $12.5 million, which reflects a $1.1 million adjustment to the principal value (cost) of $13.6 million as of June 30, 2008.  All of the $12.5 million of ARS are classified within non current assets in the unaudited condensed consolidated balance sheet as of June 30, 2008.

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

Foreign Currency Risk

We have operated primarily in the United States and most transactions during the three and six months ended June 30, 2008, have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, nor do we have any foreign currency hedging instruments in place.

We have conducted clinical trials in Europe in conjunction with several Clinical Research Organizations (“CRO’s”), where we have clinical sites being monitored by Clinical Research Associates (“CRA’s”). While invoices relating to these clinical trials are generally denominated in U.S. dollars, our financial results could be affected by factors such as inflation in foreign currencies, in relation to the U.S. dollar, in markets where these vendors have assisted us in conducting these clinical trials.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2008.

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

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934) that occurred during the three and six months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Pyrce v. Inovio Biomedical Corporation, Genetronics Biomedical Corporation, Genetronics, Inc., Inovio AS, DOES 1 to 50, Superior Court of California, County of San Diego, Case No. 37-2007-000758899-CU-BC-CTL (Hon. Ronald L. Styn).  The plaintiff, a former consultant to Inovio AS, commenced this civil lawsuit against the Company and various subsidiaries in state court on September 28, 2007, seeking monetary damages based on alleged breach of contract claims.  The Company disputes plaintiff’s claims, believes they are without merit and intends to defend this matter vigorously.

Item 1A. Risk Factors

You should carefully consider and evaluate all of the information in this quarterly report on Form 10-Q in combination with the more detailed description of our business in our annual report on Form 10-K for the year ended December 31, 2007, which we filed with the Securities and Exchange Commission on March 17, 2008, for a more complete understanding of the risks associated with an investment in our securities. There have been material changes in the Risk Factors as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007 and such changes are reflected immediately below. The following risk factors, as well those contained in our annual report on Form 10-K for the year ended December 31, 2007 and risk factors included elsewhere in this report, including in Part I,  are not the only risks that could potentially face our company. Additional issues not now known to us or that we may currently deem immaterial may also impair our ability to commercialize our technology and the therapies we believe are derivable therefrom resulting in our business outlook being compromised and the trading price of our common stock declining.

NEGATIVE CONDITIONS IN THE GLOBAL CREDIT MARKETS MAY IMPAIR THE LIQUIDITY OF A PORTION OF OUR INVESTMENT PORTFOLIO.

Our investment securities consist of high-grade (AAA rated) auction rate securities (“ARS”) issued primarily by municipalities.  As of June 30, 2008, the estimated fair value of our ARS investments is $12.5 million, which reflects a $1.1 million adjustment to the principal value (cost) of $13.6 million as of June 30, 2008.  The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of ARS.  In early March 2008, we were informed that there was insufficient demand at auction for all six of our high-grade ARS.  As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. At this time, management has not obtained sufficient evidence to conclude that these investments are permanently impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through a permanent impairment charge.

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

We cannot assure you that we will be able to raise additional capital to fund operations, or that we will be able to raise additional capital under terms that are favorable to us.  Further, on July 7, 2008, we announced the signing of a definitive merger agreement with VGX Pharmaceuticals, Inc., a privately-held corporation; we cannot assure you that the merger, if completed, will in any way negate or mitigate the need for future capital nor can we project how it may impact our ability to raise future funds.

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

On July 7, 2008, we announced the signing of a definitive merger agreement with VGX Pharmaceuticals, Inc., a privately-held corporation.  In addition to the general risks and uncertainties of any business combination noted above, some of the inherent uncertainties we currently face in the proposed merger include:

•                                          The parties’ potential difficulties in quickly learning about and accurately evaluating each other’s clinical trials and product development programs, including, but not limited to, the fact that pre-clinical and clinical results achieved by each party to date may not be indicative of results achievable in other trials or for other indications and that results from one study may not necessarily be reflected or supported by the results of other similar studies;

•                                          The potential impact of the proposed merger on availability of ongoing or new funding to support continuing research and studies in an effort to prove safety and efficacy of electroporation technology as a delivery mechanism or develop viable DNA vaccines;

•                  The availability or potential availability of alternative therapies or treatments for the conditions targeted by the parties or their collaborators, including alternatives that may be more efficacious or cost-effective than any therapy or treatment that the parties and their collaborators hope to develop;

•                  The impact of the proposed transaction, including the time commitment from the parties’ management, on the parties’ abilities to evaluate and potentially pursue other potential collaborative or acquisition opportunities;

•                  Issues involving patents and whether they or licenses to them will provide the parties with meaningful protection from others using the covered technologies, and whether the merger, if completed, will impact any such protections;

•                  Whether the parties’ proprietary rights are enforceable or defensible or infringe or allegedly infringe on rights of others or can withstand claims of invalidity and whether the combined company can finance or devote other significant resources that may be necessary to prosecute, protect or defend them;

•                  The level of corporate expenditures required to complete the merger process and, if completed,  subsequently integrate the operations of the parties;

•                  Any assessments of the companies’ proposed combined technology by potential corporate or other partners or collaborators; and

•                  Evaluation of the transaction by the American Stock Exchange, which may impact the current and/or additional listing of the Company’s securities.

We anticipate filing a registration statement/proxy statement on Form S-4 in relation to the proposed merger, in which we expect to discuss these risks and others inherent in the proposed transaction.  We may not be successful in overcoming these risks or any other issues encountered in connection with the proposed merger, we cannot assure you that the merger will be consummated, and we cannot assure you that the results of the merger, if completed, will meet the expectations of the parties and their stockholders.

SALES OF SUBSTANTIAL AMOUNTS OF OUR SHARES, OR EVEN THE AVAILABILITY OF OUR SHARES FOR SALE, IN THE OPEN MARKET COULD CAUSE THE MARKET PRICE OF OUR SHARES TO DECLINE.

Under our registration statement that the SEC declared effective on May 25, 2006, we have registered an aggregate of $75.0 million of our equity securities that we may issue from time to time, in one or more offerings at prices and on terms that we will determine at the time of each offering. Under that registration statement, we have registered multiple kinds of our equity securities, including our common stock, preferred stock, warrants and a combination of these securities, or units. Through June 30, 2008, we have “taken-down” from our shelf registration statement, and issued and sold, an aggregate of 9,035,378 shares of our common stock valued at $26.9 million and warrants to purchase up to 1,575,919 shares of our common stock valued at $3.9 million and, if those warrants are fully exercised, we will have issued an additional 1,575,919 shares of our common stock under that shelf registration statement. In other words, the shares of common stock we have sold in offerings from our shelf registration statement as of the date of this report represent approximately 36% of the value of the aggregate equity securities from our shelf registration statement (41% if the warrants we have sold from our shelf registration statement are fully exercised). While that amount is only approximately 24% of our outstanding shares of common stock as of June 30, 2008, future issuances and sales of our common stock or securities exercisable for or convertible into our common stock pursuant to our existing shelf registration statement, if in substantial numbers, and even the availability for issuance of the securities registered under our shelf registration statement, could adversely affect the market price of our shares.

In addition to the shares and warrants we have issued from our shelf registration statement, during 2007 we also issued 2,201,644 shares of our common stock and warrants to purchase up to 938,475 shares of our common stock in other recent offerings, as well as other restricted shares pursuant to consulting arrangements and other registered securities pursuant to our stock incentive plan in 2007 and 2008. Further, effective February 15, 2008, the SEC revised Rule 144, which provides a safe harbor for the resale of restricted securities, shortening applicable holding periods and easing other restrictions and requirements for resales by our non-affiliates, thereby enabling an increased number of our outstanding restricted securities to be resold sooner in the public market. Further, if we complete our pending merger transaction, as announced July 7, 2008, we will issue a significant number of registered shares which will substantially dilute our current stockholders and which will be freely tradable for non-affiliates of the post-merger company.

Sales of substantial amounts of our stock at any one time or from time to time by the investors to whom we have issued them, or even the availability of these shares for sale, could cause the market price of our common stock to decline.

WE HAVE A HISTORY OF LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

As of June 30, 2008, we had an accumulated deficit of $146.9 million. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research, development and clinical efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. The outcome of these matters cannot be predicted at this time. We are evaluating additional potential partnerships and collaborative agreements as a way to further fund operations, but there is no assurance we will be able to secure partnerships or other arrangements that will provide the required funding, if at all. We will continue to rely on outside sources of financing to meet our capital needs beyond next year, however such funds may not always be readily available when needed or on terms favorable to us.

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

These factors, as well as the other factors described in this report, could significantly affect the price of our stock.  In addition, we announced on July 7, 2008, a pending merger transaction; the uncertainties inherent in such transactions regarding timing, potential for success, impacts on operations and dilution to our current stockholders may further exacerbate fluctuations in our stock price.  We believe that quarter-to-quarter or annual comparisons of our operating results are not a good indicator of our future performance. Nevertheless, these fluctuations may cause us to perform below the expectations of public market analysts and investors. If this happens, the price of our common shares would likely decline.

A SMALL NUMBER OF LICENSING PARTNERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUE IN EACH PERIOD AND OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD SUFFER IF WE LOSE THESE LICENSING PARTNERS OR FAIL TO ADD ADDITIONAL LICENSING PARTNERS IN THE FUTURE.

We derive a significant portion of our revenue from a limited number of licensing partners in each period. Accordingly, if we fail to sign additional future contracts with major licensing partners, if a licensing contract is delayed or deferred, or if an existing licensing contract expires or is cancelled and we fail to replace the contract with new business, our revenue could be adversely affected. Until commercialization of our Medpulser® Electroporation System, we expect that a limited number of licensing partners will continue to account for a substantial portion of our revenue in each quarter in the foreseeable future. During the three and six months ended June 30, 2008, one licensing partner, Merck, accounted for approximately 36% of our consolidated revenue. During the three and six months ended June 30, 2008, another licensing partner, Wyeth, accounted for 48% and 49% of our consolidated revenue, respectively.  During the three and six months ended June 30, 2007, Merck accounted for 75% and 76% of our consolidated revenue, respectively, and Wyeth accounted for 15% of our consolidated revenue.

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

Merck can terminate its May 2004 license and collaboration agreement with us at any time in its sole discretion, without cause, by giving ninety days’ advance notice to us. If this agreement is terminated by Merck at any time during the first two years of the collaboration term, then Merck shall continue, for a six-month period beginning on the date of such termination, to make payments previously approved by the project’s joint collaboration committee in relation to scientists and outside contractors engaged by us in connection with the agreement. During the three and six months ended June 30, 2008, Merck accounted for approximately 36% of our consolidated revenue. During the three and six months ended June 30, 2007, Merck accounted for approximately 75% and 76%, respectively, of our consolidated revenue.

In addition, some of our sponsored research, license and/or collaborative arrangements contain “Change of Control” or other protective provisions that may be triggered by our pending merger with VGX Pharmaceuticals, announced July 7, 2008, if completed, which may enable pre-mature termination of such arrangements or otherwise may impact the status of such arrangements for the post-merger company.  For example, our agreement with Wyeth requires we provide Wyeth with certain notifications of a pending qualifying transaction and enables Wyeth to terminate our arrangement if such notice and certain other written assurances regarding the priority and commitment to the arrangement are not timely provided to Wyeth by the Company and/or the other Change of Control transaction party prior to consummation of such transaction.  Similarly, our arrangement with Merck requires certain notice of a Change of Control transaction and also enables termination under limited circumstances as a result.  Other of our arrangements require that we seek and obtain prior written consent from the collaborative party ahead of the consummation of any Change of Control transaction. Although we intend to comply with applicable notice and other documentation requirements pursuant to such “Change of Control” provisions in these and other collaborative arrangements, we cannot assure you that, to the extent such rights exist, our partners will not seek to terminate or alter their arrangements with us in relation to the closing of the proposed merger transaction.

Whether or not we complete the proposed merger, we may not be able to maintain our existing arrangements, enter into new arrangements or negotiate current or new arrangements on acceptable terms, if at all. Some of our collaborative partners may also be researching competing technologies independently from us to treat the diseases targeted by our collaborative programs.

OUR ABILITY TO UTILIZE OUR NET OPERATING LOSSES AND CERTAIN OTHER TAX ATTRIBUTES MAY BE LIMITED.

As disclosed in our annual report on Form 10-K for the 2007 fiscal year, as of December 31, 2007 we have net operating losses (NOLs) of approximately $55.9 million for federal income tax purposes and approximately $50.8 million for state income tax purposes. We also had federal research tax credit carryforwards of approximately $714,000 as of December 31, 2007. Utilization of the NOLs and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and similar state provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. An analysis was performed which indicated that multiple ownership changes have occurred in previous years which created annual limitations on the Company’s ability to utilize NOL and tax credit carryovers. Such limitations will result in approximately $12.7 million of tax benefits related to NOL and tax credit carryforwards that will expire unused. In addition, we announced on July 7, 2008, a pending merger transaction which will further limit tax benefits related to NOL and tax credit carryforwards.  Any limitation on our net operating loss carryforwards that could be used to offset post-ownership change in taxable income would adversely affect our liquidity and cash flow, if we become profitable.

CHANGES IN FOREIGN EXCHANGE RATES MAY AFFECT OUR FUTURE OPERATING RESULTS.

We did not recognize any revenue from Inovio AS during the three and six months ended June 30, 2008.  During the three and six months ended June 30, 2007, Inovio AS contributed approximately $1,000 and $4,000, respectively, to our revenue, which amounted to 0.3% and 0.4%, respectively, of our total revenue. Inovio AS conducts its operations primarily in foreign currencies, including the Euro, Norwegian Kroner and Swedish Krona. In September 2006, we established Inovio Asia Pte. Ltd., a company incorporated in the Republic of Singapore, which conducts its operations primarily in Singaporean dollars. Fluctuation in the values of these foreign currencies relative to the U.S. dollar will affect our financial results which are reported in U.S. dollars and will cause U.S. dollar translation of such currencies to vary from one period to another. We cannot predict the scope of any fluctuations in the values of these foreign currencies relative to the U.S. dollar nor the effect of exchange rate fluctuations upon our future operating results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On May 2, 2008, we held our annual meeting of stockholders.  Of the 44,214,610 shares eligible to vote, 26,937,881 votes, or 61%, were returned, constituting a quorum.  At the stockholders’ meeting, the following matters were submitted to stockholders for vote:

•                  Proposal No. 1 – Election of Directors.

•                  Proposal No. 2 – Ratification of the appointment of our independent registered public accounting firm.

•                  Proposal No. 3 – To approve the amendment to the 2007 Omnibus Incentive Plan (the “Plan”), to increase the number of shares of common stock reserved under the Plan by 1,000,000 shares, thereby increasing the number of shares available for issuance under the Plan from 750,000 shares of common stock to 1,750,000 shares of common stock.

The results of the voting on these proposals are as follows:

1.                                       Proposal No. 1 - Each of the individuals below were elected by the stockholders to serve until the next annual meeting of the stockholders or until their successors are duly elected or appointed, subject to earlier resignation or removal.

Director	Votes For	Votes Withheld(1)
Avtar Dhillon	19,758,201	7,179,680
James L. Heppell	19,761,077	7,176,804
Simon X. Benito	19,773,739	7,164,142
Tazdin Esmail	19,769,489	7,168,392
Robert W. Rieder	22,297,779	4,640,102
Riaz Bandali	19,767,839	7,170,042
Stephen Rietiker	26,773,664	164,217
Patrick Gan	26,767,464	170,417

(1) Includes broker non-votes.

2.                                       Proposal No. 2 - The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. The total number of votes cast for, against, and abstaining was 26,890,139, 0, and 47,742, respectively.  There were no broker non-votes.

3.                                       Proposal No. 3 – The stockholders approved the amendment to the 2007 Omnibus Incentive Plan (the “Plan”) to increase the number of shares of common stock reserved under the Plan by 1,000,000 shares, thereby increasing the number of shares available for issuance under the Plan from 750,000 shares of common stock to 1,750,000 shares of common stock. The total number of votes cast for, against, and abstaining was 10,743,178, 7,337,400, and 0, respectively. The number of broker non-votes was 11,762,202, which abstain from voting.  Broker non-votes count in determining if a quorum is present but do not count towards vote tabulation.

Item 5. Other Information

On July 7, 2008, the Company announced the execution of a definitive merger agreement with VGX Pharmaceuticals, Inc., a privately-held corporation.  Further discussion of the proposed transaction may be found in the Company’s Current Reports on Form 8-K filed with the SEC on July 8 and July 9, 2008.

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

Inovio Biomedical Corporation

Date: August 7, 2008	By:	/s/ Avtar Dhillon
Avtar Dhillon
Chief Executive Officer and Director

Date: August 7, 2008	By:	/s/ Peter Kies
Peter Kies
Chief Financial Officer