Form 10-Q
period 2008-09-30
INOVIO BIOMEDICAL CORP
filed 2008-11-07
CIK 1055726

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
(858) 597-6006 (COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant's Common Stock, par value $0.001 per share, was 44,011,800 as of November 7, 2008.

 INOVIO BIOMEDICAL CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2008

INDEX

 Part I. Financial Information

Item 1.    Financial Statements

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,411,494	$10,250,929
Short-term investments	—	16,999,600
Accounts receivable	740,368	1,139,966
Prepaid expenses and other current assets	747,971	613,656

Total current assets	7,899,833	29,004,151
Investments	12,057,775	—
Fixed assets, net	403,609	401,727
Intangible assets, net	5,937,549	6,186,430
Goodwill	3,900,713	3,900,713
Other assets	282,000	282,000

Total assets	$30,481,479	$39,775,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,478,016	$1,807,305
Accrued clinical trial expenses	491,922	573,767
Line of credit	1,763,845	—
Common stock warrants	145,833	367,071
Deferred revenue	497,676	544,410
Deferred rent	77,953	61,946

Total current liabilities	4,455,245	3,354,499
Deferred revenue, net of current portion	4,084,065	4,335,806
Deferred rent, net of current portion	37,245	99,712
Deferred tax liabilities	903,000	950,250

Total liabilities	9,479,555	8,740,267

Commitments and contingencies
Stockholders' equity:
Preferred stock	—	113
Common stock	44,011	43,815
Additional paid-in capital	171,616,752	170,730,621
Receivables from stockholders	(50,000)	(50,000)
Accumulated deficit	(149,237,215)	(139,847,326)
Accumulated other comprehensive (loss) income	(1,371,624)	157,531

Total stockholders' equity	21,001,924	31,034,754

Total liabilities and stockholders' equity	$30,481,479	$39,775,021

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
License fee and milestone payments	$214,825	$136,870	$611,578	$580,624
Revenue under collaborative research and development arrangements	239,912	265,970	1,159,207	800,272
Grant and miscellaneous revenue	—	83,671	—	105,094

Total revenue	454,737	486,511	1,770,785	1,485,990

Operating expenses:
Research and development	1,274,387	2,335,378	4,551,039	7,759,625
General and administrative	1,928,928	3,177,723	7,416,613	7,813,435

Total operating expenses	3,203,315	5,513,101	11,967,652	15,573,060

Loss from operations	(2,748,578)	(5,026,590)	(10,196,867)	(14,087,070)
Interest income, net	97,008	405,023	587,128	914,883
Other income, net	307,162	1,927,064	219,850	2,993,674

Net loss	(2,344,408)	(2,694,503)	(9,389,889)	(10,178,513)
Imputed and declared dividends on preferred stock	—	—	—	(23,335)

Net loss attributable to common stockholders	$(2,344,408)	$(2,694,503)	$(9,389,889)	$(10,201,848)

Amounts per common share—basic and diluted:
Net loss per share attributable to common stockholders	$(0.05)	$(0.06)	$(0.21)	$(0.25)

Weighted average number of common shares outstanding—basic and diluted	43,929,654	43,699,683	43,881,047	40,711,751

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash flows from operating activities:
Net loss	$(9,389,889)	$(10,178,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	142,000	124,831
Amortization of intangible assets	615,094	622,929
Change in value of common stock warrants	(221,238)	(2,750,953)
Stock-based compensation	844,401	1,389,324
Compensation for services to be paid in common stock	40,725	595,857
Amortization of deferred tax liabilities	(47,250)	(47,250)
Deferred rent	(46,460)	(51,345)
Loss on disposal of fixed assets	5,473	—
Accretion of discount on available-for-sale securities	(60,345)	(49,410)
Changes in operating assets and liabilities:
Accounts receivable	413,065	24,813
Prepaid expenses and other current assets	(184,906)	308,877
Accounts payable and accrued expenses	(408,413)	(153,934)
Deferred revenue	(298,475)	(336,627)

Net cash used in operating activities	(8,596,218)	(10,501,401)

Cash flows from investing activities:
Purchases of available-for-sale securities	(4,500,000)	(16,602,985)
Proceeds from sales of available-for-sale securities	8,000,000	10,000,000
Purchases of capital assets	(114,144)	(105,014)
Capitalization of patents and other assets	(366,213)	(409,341)

Net cash provided by (used in) investing activities	3,019,643	(7,117,340)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,088	16,290,322
Proceeds from line of credit	1,803,036	—
Repayment of line of credit	(39,191)
Repayment of stockholder note receivable	—	36,030
Payment of preferred stock cash dividend	—	(23,335)

Net cash provided by financing activities	1,764,933	16,303,017

Effect of exchange rate changes on cash	(27,793)	80,837

Decrease in cash and cash equivalents	(3,839,435)	(1,234,887)
Cash and cash equivalents, beginning of period	10,250,929	8,321,606

Cash and cash equivalents, end of period	$6,411,494	$7,086,719

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Inovio Biomedical Corporation (the "Company") have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of September 30, 2008, condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2008, shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any other period. These unaudited condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007, included in the Company's Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 17, 2008.

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

        The Company incurred a net loss attributable to common stockholders of $2.3 million and $9.4 million for the three and nine months ended September 30, 2008, respectively. The Company had working capital of $3.4 million, in addition to $12.1 million of long-term investments, and an accumulated deficit of $149.2 million as of September 30, 2008. The Company's ability to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. The Company will continue to rely on outside sources of financing to meet its capital needs. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is not able to secure additional funding, the Company will be required to scale back its research and development programs, preclinical studies and clinical trials, and general and administrative activities and may not be able to continue in business. These unaudited condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business.

2. Principles of Consolidation

        These unaudited condensed consolidated financial statements include the accounts of Inovio Biomedical Corporation, incorporated in the state of Delaware, and its wholly-owned subsidiaries, Genetronics, Inc., a company incorporated in the state of California; Inovio AS and Inovio Tec AS, companies incorporated in Norway; and Inovio Asia Pte. Ltd. ("IAPL"), a company incorporated in the Republic of Singapore. All intercompany accounts and transactions have been eliminated upon consolidation.

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Investment Securities and Fair Value Measurements

        All of the Company's investment securities are classified as available-for-sale and are reported on the condensed consolidated balance sheet at estimated fair value. Unrealized gains and losses associated with these investments are reported in stockholders' equity in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities.

        As of September 30, 2008, the Company's investments included $12.1 million of high-grade (AAA rated) auction rate securities ("ARS") issued primarily by municipalities. The Company's ARS are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. The Company has been informed that there is insufficient demand at auction for all of its high-grade ARS. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, the Company would be required to adjust the carrying value of the investment through a permanent impairment charge.

        During the three and nine months ended September 30, 2008 the Company has recorded an unrealized loss of $430,000 and $1.5 million, respectively, on its ARS holdings. The unrealized loss reduced the estimated fair value of ARS holdings as of September 30, 2008 to $12.1 million. The Company has determined this reduction in fair value to be temporary. All of the $12.1 million of ARS are classified within non-current assets in the unaudited condensed consolidated balance sheet as of September 30, 2008.

        Subsequent to September 30, 2008, the Company received a proposal from its investment advisor to redeem its ARS at par on June 30, 2010. The Company has entered into an appeals process to expedite this timeline, seeking earlier redemption. In addition, the Company is reviewing a proposal from its investment advisor to increase the Line of Credit (See Note 4—Line of Credit) from $5.0 million to $9.0 million in order to provide additional liquidity.

        On January 1, 2008 the Company adopted the provisions of SFAS No. 157, Fair Value Measurements ("SFAS 157"), for its financial assets and liabilities. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

         Level 1 Inputs—Quoted prices for identical instruments in active markets. The Company has determined that its investments in money market funds meet the criteria for definition within the level 1 hierarchy.

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Investment Securities and Fair Value Measurements (Continued)

         Level 2 Inputs—Quoted prices for similar instruments in active markets; and quoted prices for identical or similar instruments in markets that are not active. The Company has determined that no items meet the criteria for definition within the level 2 hierarchy.

         Level 3 Inputs—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has determined that its investments in ARS meet the criteria for definition within the level 3 hierarchy. The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS. Based on this assessment of fair value, the Company recorded an unrealized loss of approximately $1.5 million related to its ARS as of September 30, 2008. Management believes this unrealized loss is primarily attributable to the limited liquidity of these investments and has no reason to believe that any of the underlying issuers are presently at risk of credit default.

        The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets that were accounted for at fair value on a recurring basis as of September 30, 2008:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents(1)	$5,381,534	$5,381,534	$—
Available-for-sale investments, long-term(2)	12,057,775	—	12,057,775

Total	$17,439,309	$5,381,534	$12,057,775

(1)
Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less.

(2)
Available-for-sale investments consist of ARS issued primarily by municipalities. Unrealized gains or losses on available-for-sale securities are recorded in accumulated other comprehensive loss at each measurement date.

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Investment Securities and Fair Value Measurements (Continued)

        The following table presents a summary of changes in fair value of the Company's assets measured on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 for the nine months ended September 30, 2008:

Auction Rate Securities
Balance at January 1, 2008	$—
Transfers in to Level 3	14,050,000
Total unrealized losses included in other comprehensive loss	(1,492,225)
Purchases and settlements (net)	(500,000)

Balance at September 30, 2008	$12,057,775

Total change in unrealized losses included in other comprehensive loss	$(1,492,225)

4. Line of Credit

        On August 26, 2008, the Company received notice from UBS Bank USA ("UBS") that the Company's application had been approved for a $5.0 million uncommitted demand revolving line of credit ("Line of Credit") secured by ARS held by the Company in an account with UBS Financial Services, Inc. (the "Collateral Account"), to provide additional working capital. Advances under the Line of Credit bear interest at LIBOR plus 1.00% (the "Spread Over LIBOR"). UBS may change the Spread Over LIBOR at its discretion when the Collateral consisting of ARS may be sold, exchanged or otherwise conveyed by the Company for gross proceeds that are, in the aggregate, not less than the par value of such securities. As of September 30, 2008 the Company has drawn down $1.8 million from the Line of Credit.

        Subsequent to September 30, 2008, the Company has been reviewing a proposal from UBS to increase the Line of Credit to $9.0 million in order to provide additional liquidity.

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Goodwill and Intangible Assets

	Useful Life Years	Cost	Accumulated amortization	Net book value
As of September 30, 2008
Non-amortizing:
Goodwill(a)	—	$3,900,713	$—	$3,900,713
Amortizing:
Patents	8 - 17	$5,590,322	$(3,133,380)	$2,456,942
Licenses	8 - 17	1,198,781	(943,174)	255,607
Other(b)	18	4,050,000	(825,000)	3,225,000

Total Intangible Assets		10,839,103	(4,901,554)	5,937,549

Total Goodwill and Intangible Assets		$14,739,816	$(4,901,554)	$9,838,262

As of December 31, 2007
Non-amortizing:
Goodwill(a)	—	$3,900,713	$—	$3,900,713
Amortizing:
Patents	8 - 17	$5,224,109	$(2,775,713)	$2,448,396
Licenses	8 - 17	1,198,781	(854,497)	344,284
Other(b)	18	4,050,000	(656,250)	3,393,750

Total Intangible Assets		10,472,890	(4,286,460)	6,186,430

Total Goodwill and Intangible Assets		$14,373,603	$(4,286,460)	$10,087,143

(a)
Goodwill was recorded from the Inovio AS acquisition in January 2005.

(b)
Other intangible assets represent the fair value of acquired contracts and intellectual property from the Inovio AS acquisition.

        Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2008 was $200,000 and $615,000, respectively, and for the three and nine months ended September 30, 2007 was $208,000 and $623,000, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years is $227,000 for the remainder of fiscal year 2008, $875,000 for 2009, $736,000 for 2010, $628,000 for 2011, and $566,000 for 2012.

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Stockholders' Equity

        The following is a summary of the Company's authorized and issued common and preferred stock as of September 30, 2008 and December 31, 2007:

			Outstanding as of
	Authorized	Issued	September 30, 2008	December 31, 2007
Common Stock, par $0.001	300,000,000	44,105,550	44,011,800	43,814,739
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	71	71
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	—	113,311

Preferred Stock

        The following is a summary of changes in the number of outstanding shares of the Company's preferred stock for the three months ended September 30, 2008 and 2007:

	Series C	Series D
Shares Outstanding as of July 1, 2008	71	113,311
Preferred Shares converted	—	(113,311)

Shares Outstanding as of September 30, 2008	71	—

Shares Outstanding as of July 1, 2007	86	113,311
Preferred Shares converted	(15)	—

Shares Outstanding as of September 30, 2007	71	113,311

        The following is a summary of changes in the number of outstanding shares of the Company's preferred stock for the nine months ended September 30, 2008 and 2007:

	Series C	Series D
Shares Outstanding as of January 1, 2008	71	113,311
Preferred Shares converted	—	(113,311)

Shares Outstanding as of September 30, 2008	71	—

Shares Outstanding as of January 1, 2007	102	1,027,967
Preferred Shares converted	(31)	(914,656)

Shares Outstanding as of September 30, 2007	71	113,311

        The shares of the Company's outstanding Series C and Series D Preferred Stock have the following pertinent rights and privileges, as set forth in the Company's Amended and Restated Certificate of Incorporation and its Certificates of Designations, Rights and Preferences related to the various series of preferred stock.

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Stockholders' Equity (Continued)

Dividend Preferences

        The holders of all series of the Company's preferred stock are entitled to receive dividends on a pari passu basis with the holders of common stock, when, if and as declared by the Company's Board of Directors.

        In addition, the holders of the Series C Preferred Stock received a mandatory dividend rate of 6% per annum per outstanding share of Series C Preferred Stock, payable quarterly, based on the $10,000 Liquidation Preference of such share through the period ending on May 20, 2007. These dividends were paid in cash or common stock equal to the equivalent cash amount divided by the 20 day preceding average closing price. The Company could only elect to pay the dividends in shares of common stock if the average closing price of the shares of common stock for the 20 days immediately preceding the dividend payment date was equal to or greater than the conversion price of either of the relevant series of Preferred Stock. All dividends were paid to outstanding Series C Preferred Stockholders on each quarter-end payment date. As part of this dividend, the Company paid cash of $23,000 during the nine months ended September 30, 2007 to holders of Series C Preferred Stock. No dividends were paid during the three months ended September 30, 2007 or during the three and nine months ended September 30, 2008.

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

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Stockholders' Equity (Continued)

        A Change of Control of the Company (as defined in the Certificates of Designations, Rights and Preferences) is not a liquidation event triggering the preferences described above, and is instead addressed by separate terms in the Series C and Series D Certificates of Designations, Rights, and Preferences. In addition to the default adjustment of conversion and other rights of the Series C and Series D Preferred Stock upon a Change of Control of the Company, holders of Series C Preferred Stock are entitled to notice of a proposed Change of Control transaction prior to its consummation and have the ability to elect redemption of the holder's Series C Preferred Stock at a premium to the liquidation preference applicable to such shares.

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

Actions Requiring the Consent of Holders of Convertible Preferred Stock

        As long as a certain number of shares of each series of the Company's preferred stock issued on the respective "Date of Original Issue" for such series are outstanding, the consent of at least a majority of the shares of that series of preferred stock outstanding are necessary to approve:

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

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Stockholders' Equity (Continued)

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

        These specific voting rights are applicable for the Series C Preferred Stock as long as at least 35% of the number of shares of Series C Preferred Stock issued on the Date of Original Issue remain outstanding, and the same threshold applies to the Series D Preferred Stock. As of September 30, 2008, no Preferred Stock holders had such series voting rights remaining.

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

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Stockholders' Equity (Continued)

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

        The participation rights of the holders of the Series C Preferred Stock may not be assigned or transferred, other than assignment to any wholly-owned subsidiary or parent of, or to any corporation or entity that is, within the meaning of the Securities Act, controlling, controlled by or under common control with, any such holder. As a result of transfers, the holders of the Series C Preferred Stock outstanding as of September 30, 2008 no longer had such participation rights.

        The Series D Preferred Stock has no participation rights.

        During the Company's October 2006, December 2005 and January 2005 common stock offerings, the Company informed holders of its outstanding Series A, B, and C Cumulative Convertible Preferred Stock with participation rights, of their ability to participate in the respective offering based upon the pricing of the transaction and the applicable liquidation preference for the series of preferred share participating. These participating stockholders obtained incremental shares of common stock as a result of exercising their participation rights, thereby converting their outstanding shares of Cumulative Convertible Preferred Stock at a lower offering price compared to their current conversion price. The right to participate was available only for a limited period time in relation to the specific transaction and the exercise of the existing participation right did not reflect or create a lasting change in the holders' conversion privileges. Some of the participating stockholders had previously converted a portion of their shares of the Company's preferred stock pursuant to their optional conversion rights, and most of the participating stockholders wholly converted their remaining shares of the Company's preferred stock through exercise of their participation rights in the noted offerings.

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

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Stockholders' Equity (Continued)

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

        As of September 30, 2008, the Company's outstanding shares of the Series C Preferred Stock were convertible into 104,410 shares of common stock at a conversion price of $6.80 per share, and the applicable Daily Market Price of the common stock for triggering mandatory conversion equaled $18.00 per share.

        The Series D Preferred Stock only provides the holder of such shares an optional conversion right. As of September 30, 2008, all shares of Series D Preferred Stock had been converted.

Imputed and Declared Dividends on Preferred Stock

        The holders of the Company's Series C Preferred Stock were entitled to receive an annual dividend at the rate of 6%, payable quarterly, through May 20, 2007. These dividends were payable in cash unless the closing price of the Company's common shares for the 20 trading days immediately preceding the dividend payment date was equal to or greater than the conversion price of such shares, in which event the Company may have elected to pay the dividends to the holders in common stock. As part of this dividend, the Company paid cash of $23,000 during the nine months ended September 30, 2007, to holders of Series C Preferred Stock. No dividends were paid during the three months ended September 30, 2007 or during the three and nine months ended September 30, 2008.

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Stockholders' Equity (Continued)

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

        In March 2007, the Company entered into an agreement in which it agreed to issue a total of 90,000 restricted shares of the Company's common stock in equal quarterly installments in exchange for consulting services. As of September 30, 2008, the Company had issued 78,750 restricted common shares. During the remaining term of the agreement, the Company will continue to issue 11,250 restricted shares of common stock at each quarter-end in exchange for the consulting services the Company will receive each quarter.

        In January 2007, the Company exchanged for 2,201,644 restricted shares of common stock and warrants to purchase up to 770,573 restricted shares of common stock for 2,201,644 ordinary shares of the Company's Singapore subsidiary Inovio Asia Pte. Ltd. (IAPL), pursuant to the terms of the Securities Purchase and Exchange Agreement under which the ordinary shares were originally issued by IAPL in October 2006 for $5.3 million.

        In March 2007, the Company terminated its exclusive royalty-free license to IAPL allowing its subsidiary to use certain of the Company's intellectual property, which had been issued in October 2006 prior to the ordinary share financing described above, in exchange for 6,584,365 ordinary shares of IAPL. Upon termination the Company retained the IAPL ordinary shares received in the license transaction.

        In October 2006, the Company completed a registered offering with foreign investors, whereby the Company sold 4,074,067 shares of common stock and issued warrants to purchase 1,425,919 shares of common stock which resulted in gross aggregate cash proceeds of $9.9 million. As part of this offering, the Company informed holders of the then outstanding Series C Preferred Stock who held participation rights, of their ability to participate in the respective offering based upon the pricing of the transaction and the applicable liquidation preference for their series of preferred shares with such rights. Some of these participating stockholders had previously converted a portion of their shares of preferred stock pursuant to their optional conversion rights, and most of these participating stockholders wholly converted their remaining shares of the Company's preferred stock through exercise of their participation rights in this offering. By electing to participate in this offering, these participating preferred stockholders converted 115.12 shares of previously issued Series C Preferred Stock and $15,000 of accrued dividends into 479,722 restricted shares of common stock and warrants to purchase 167,902 restricted shares of common stock. These participating stockholders received 304,450 additional restricted shares of common stock as compared to the number of shares of common stock into which their existing Series C Preferred Stock could have been converted under the original terms of the Series C Preferred Stock. As a result, the Company recorded an imputed dividend charge of $1.9 million related to the participating stockholders who converted $1.2 million of their previous Series C Preferred Stock investment. The Company calculated this imputed dividend charge pursuant to the guidance contained in Emerging Issues Task Force ("EITF") Issue No. 00-27, Application of

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Stockholders' Equity (Continued)

Issue No. 98-5 to Certain Convertible Instruments, where the incremental number of shares of common stock which was received by participating Series C Preferred Stockholders was multiplied by the price of the Company's common stock on the commitment date of the original Series C Preferred Stock issuance, or $6.08 per share, to calculate the imputed dividend charge associated with this beneficial conversion.

Warrants

        All warrants issued as partial consideration for the previously mentioned August 2007 consulting advisor agreement are exercisable at an exercise price of $3.00 per share through August 2012. As of September 30, 2008 no warrants issued in connection with the consulting agreement had been exercised and all were outstanding.

        All warrants issued in the October 2006 registered offering are exercisable at an exercise price of $2.87 per share through October 2011. As of September 30, 2008, no warrants issued in connection with the Company's registered offering and preferred stock conversion had been exercised and all were outstanding.

        All warrants issued in the October 2006 participating preferred stock conversion and the January 2007 IAPL ordinary share exchange are exercisable at an exercise price of $2.87 per share through October 2011. As of September 30, 2008, no warrants issued in connection with the IAPL private placement had been exercised and all were outstanding.

        In the December 2005 private placement to accredited investors, the Company issued warrants to purchase an aggregate of 3,462,451 shares of common stock at an exercise price of approximately $2.93 per share, which are exercisable through December 2010. As of September 30, 2008, no warrants issued in connection with this private placement had been exercised, and all were outstanding.

        In the January 2005 private placement to accredited investors, the Company issued warrants to purchase 508,240 shares of common stock at an exercise price of $5.50 per share, which are exercisable through January 2010. As of September 30, 2008, no warrants issued as part of this private placement had been exercised and all were outstanding.

        In connection with the leasing of the new corporate headquarters, the Company issued a warrant to purchase 50,000 shares of common stock at $5.00 per share to the landlord of the leased facility in December 2004, which is exercisable through December 2009. This warrant was valued on the date of issuance using the Black-Scholes pricing model. The fair value of this warrant, $121,000, is being recognized ratably over the five-year term of the lease as rent expense. As of September 30, 2008, this warrant remains unexercised and outstanding.

        In the May 2004 offering of Series C Preferred Stock, the Company issued warrants to the investors to purchase 561,084 shares of common stock at an exercise price of $8.80 per share and warrants to the placement agents to purchase 152,519 shares of common stock at an exercise price of $6.80 per share, in each case exercisable through May 10, 2009. As of September 30, 2008, none of these warrants had been exercised and all were outstanding.

        At the closing of the July 2003 sale of previously issued and subsequently converted Series A and Series B Preferred Stock, the Company issued warrants to the investors to purchase 2,433,073 shares of

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Stockholders' Equity (Continued)

common stock at an exercise price of $3.00 per share and warrants to the placement agents to purchase 447,060 shares of common stock at an exercise price of between $2.40 and $2.80 per share, both of which expired on July 13, 2008. Of these July 2003 warrants, warrants to purchase 878,582 shares had been exercised as of September 30, 2008, resulting in gross cash proceeds of $2.0 million.

        On September 15, 2000, the Company entered into an exclusive license agreement with the University of South Florida Research Foundation, Inc. ("USF"), whereby USF granted us an exclusive, worldwide license to USF's rights in patents and patent applications generally related to needle electrodes (the "License Agreement"). Pursuant to the License Agreement, the Company granted USF and its designees a warrant to acquire 150,000 common shares for $9.00 per share. This warrant expires on September 14, 2010. At the date of grant, 75,000 shares underlying the warrant vested, and the remaining shares will vest upon the achievement of certain milestones. The 75,000 non-forfeitable vested shares underlying the warrant were valued at $554,000 using the Black-Scholes pricing model and were recorded as capitalized license fees. The remaining 75,000 shares underlying the non-vested warrant are forfeitable and will be valued at the fair value on the date of vesting using the Black-Scholes pricing model. As of September 30, 2008, none of these warrants had been exercised and all were outstanding.

Stock Options

        The Company has one active stock and cash-based incentive plan, the 2007 Omnibus Incentive Plan (the "Incentive Plan"), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees. The plan was adopted on March 31, 2007, approved by the stockholders on May 4, 2007, and approved by the stockholders as amended on May 2, 2008. The Incentive Plan reserves 1,750,000 shares of common stock for issuance as or upon exercise of incentive awards granted and to be granted at future dates. At September 30, 2008, the Company had 393,000 shares of common stock available for future grant and had outstanding 138,750 shares of unvested restricted common stock, 101,250 shares of vested restricted stock, and options to purchase 1,115,750 shares of common stock. The awards granted and available for future grant under the Incentive Plan generally have a term of ten years and generally vest over a period of three years. The Incentive Plan terminates by its terms on March 31, 2017.

        The Incentive Plan supersedes all of the Company's previous stock option plans, which include the 1997 Stock Option Plan, under which the Company had options to purchase 23,499 shares of common stock outstanding and the Amended 2000 Stock Option Plan, under which the Company had options to purchase 3,167,402 shares of common stock outstanding at September 30, 2008. The terms and conditions of the options outstanding under these plans remain unchanged.

7. Net Loss Per Share

        Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share. Basic loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated in accordance with the treasury stock method and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Since the effect of the assumed

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Net Loss Per Share (Continued)

exercise of common stock options and other convertible securities was anti-dilutive for all periods presented, there is no difference between basic and diluted loss per share.

8. Stock-Based Compensation

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

        The assumptions used to estimate the fair value of stock options granted in the nine month period ended September 30, 2008 and 2007 are presented below:

	Nine Months Ended September 30,
	2008	2007
Risk-free interest rate	2.65% - 3.18%	4.07% - 4.95%
Expected volatility	69%	94% - 98%
Expected life in years	4	6
Dividend yield	—	—

        Total compensation cost under SFAS No. 123(R) for the Company's stock plans that has been recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2008 was $270,000 and $797,000, respectively, of which $76,000 and $222,000 was included in research and development expenses and $194,000 and $575,000 was included in general and administrative expenses, respectively.

        Total compensation cost under SFAS No. 123(R) for the Company's stock plans that has been recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2007 was $310,000 and $1.3 million, respectively, of which $75,000 and $280,000 was included in research and development expenses and $235,000 and $1.0 million was included in general and administrative expenses, respectively.

        As of September 30, 2008, there was $978,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of one year. As of September 30, 2007, there was $1.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which was expected to be recognized over a weighted-average period of 1.1 years.

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Stock-Based Compensation (Continued)

        The weighted average grant date fair value per share was $1.06 and $0.98 for employee stock options granted during the three and nine months ended September 30, 2008, respectively, and $1.72 and $2.17 for employee stock options granted during the three and nine months ended September 30, 2007, respectively.

        The weighted average grant date fair value per share was $0.87 for non-vested restricted stock granted during the nine months ended September 30, 2008. There was no restricted stock granted during the three months ended September 30, 2008. The weighted average grant date fair value per share was $3.69 for non-vested restricted stock granted during nine months ended September 30, 2007. There was no restricted stock granted during the three months ended September 30, 2007.

        At September 30, 2008, there was $216,000 of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.3 years. At September 30, 2007, there was $314,000 of total unrecognized compensation cost related to non-vested restricted stock, which was expected to be recognized over a weighted-average period of 1.9 years.

        The Company accounts for options granted to non-employees in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and SFAS No. 123(R). The fair value of these options at the measurement dates was estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three and nine months ended September 30, 2008 was $8,000 and $47,000, respectively. Total stock-based compensation for options granted to non-employees for the three and nine months ended September 30, 2007 was $11,000 and $103,000, respectively.

9. Comprehensive Loss

        Comprehensive loss for the three and nine months ended September 30, 2008 and September 30, 2007 includes net loss, foreign currency translation gains and losses, and unrealized gains and losses on investments. A summary of the Company's comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Comprehensive loss:
Net loss	$(2,344,408)	$(2,694,503)	$(9,389,889)	$(10,178,513)
Unrealized gains (losses) on available-for-sale securities	(430,125)	14,280	(1,502,170)	10,305
Foreign currency translation adjustments	(76,518)	36,195	(26,985)	119,715

Comprehensive loss	$(2,851,051)	$(2,644,028)	$(10,919,044)	$(10,048,493)

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Supplemental Disclosures of Cash Flow Information

	Nine Months Ended September 30,
	2008	2007
Supplemental schedule of financing activities:
Conversion of minority interest into common stock	$—	$5,349,995
Leasehold improvements financed by landlord	$35,211	$—
Conversions of preferred stock to common stock	$113	$961
Interest paid	$3,036	$—
Non-cash warrant exercise for common stock	$—	$38

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

        This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to our revenue, spending, cash flow, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "plan," "project," "will be," "will continue," "will result," "could," "should," "would," "may," "might," or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those which are management's current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate.

        Such risks and uncertainties are disclosed from time to time in our reports filed with the SEC, including our reports on Forms 8-K, 10-Q, and 10-K and such risks and uncertainties are discussed in this Report under the headings "Certain Factors That Could Affect Our Future Results" later in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in "Risk Factors" located in Part II, Item 1A. The risks included in this Report are not exhaustive. Other sections of this Report may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also be aware that while we do, from time to time, communicate with securities analysts, we do not disclose any material non-public information or other confidential commercial information to them. Accordingly, individuals should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the analyst's report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

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

        Inovio's business strategy to realize value for the Company and its stockholders is as follows:

        First, we have leveraged our patented technologies through licensing and collaborations, such as our licensing arrangements with Merck & Co., Inc., or Merck, among other research-driven biopharmaceutical companies as well as government and non-government agencies. We are licensing the use of our electroporation-based DNA delivery systems for partners to use in conjunction with their proprietary DNA vaccines or DNA-based immunotherapies. These arrangements provide us with some combination of upfront payments, development fees, milestone payments, royalties and a supply agreement. These partners are pursuing development of proprietary agents or conducting research using our technology. However, there is no assurance that these licensing partners will continue these electroporation-based activities. Currently, Merck has completed electroporation-based treatments in their initial Phase I cancer trial. Merck licensed from Inovio a second target in December of 2007 for which it has filed an IND. There is no assurance that Merck will continue to develop either program into a Phase II study. In addition, Wyeth continues to evaluate internal strategic options prior to initiating further development of electroporation-based infectious disease programs.

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

        On July 7, 2008, Inovio and VGX Pharmaceuticals, Inc. ("VGX"), a privately-held developer of DNA vaccines, executed a definitive merger agreement (the "Merger Agreement") providing for the issuance of Inovio shares in exchange for all of the outstanding securities of VGX and the merger of an acquisition subsidiary of Inovio with VGX (the "Merger"). Inovio and VGX subsequently negotiated an amended merger agreement (the "Proposed Amended Agreement"), which was approved by Inovio's and VGX's boards of directors on November 4, 2008, and November 5, 2008, respectively, but which will not be executed until certain contingencies are resolved. The Merger under the Proposed Amended Agreement is subject to conditions similar to those included in the Merger Agreement. Execution of the Proposed Amended Agreement is contingent upon, among other things, receipt of pending feedback from the NYSE Alternext US LLC (which was previously referred to as the American Stock Exchange) ("NYSE Alternext") and receipt of a fairness opinion from Inovio's financial advisor, and finalization of terms in relation to these items. The completion of the Merger is contingent upon registration with the SEC of Inovio securities to be issued, approval from both companies' stockholders, and other customary closing conditions. The current draft of the Proposed Amended Agreement is provided with this Report as Exhibit 99.1.

        Investors and the public are encouraged to read the relevant registration/proxy solicitation related documents to be filed with the SEC with respect to the Merger because they contain important information about the companies, the Merger, the securities to be issued and the expectations for the combined company. The joint registration statement/proxy statement to be filed on Form S-4 and other Merger-related documents will be available, when filed, without charge, from the SEC's web site (www.sec.gov) or can be obtained, free of charge, by requesting such documents, including any items incorporated by reference, from the registrant.

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

        We record patents at cost and amortize these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent cost consists of the consideration paid for patents and related legal costs. License costs are recorded based on the fair value of consideration paid and amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement. As of September 30, 2008, our goodwill and intangible assets resulting from acquisition costs of Inovio AS, and additional intangibles including patents and license costs, net of accumulated amortization, totaled $9.8 million.

        The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, we reduce the carrying value of the intangible asset to fair value. We have not recognized any impairment losses through September 30, 2008.

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

         Registered Common Stock Warrants.    We account for registered common stock warrants in accordance with EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. We classify registered warrants on the condensed consolidated balance sheet as a current liability which is revalued at each balance sheet date subsequent to the initial issuance in October 2006 and August 2007. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. We develop our estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the consolidated statement of operations as "Other income and expense."

Accounting Pronouncements

Pending Adoption of Recent Accounting Pronouncements

        In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with U.S. GAAP. We are currently evaluating the impact that SFAS No. 162 will have on our condensed consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS No. 161 is not expected to have a material impact on our condensed consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin No. 51) ("SFAS No. 160"). SFAS No. 160 requires that non-controlling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This statement is effective for fiscal years beginning after December 31, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of SFAS No. 160 are required to be applied retrospectively for all periods presented. The retrospective presentation and disclosure requirements of this statement will be applied to any prior periods presented in financial statements for the fiscal year ending December 31, 2009, and later periods during which the Company had a consolidated subsidiary with a non-controlling interest. As of September 30, 2008, we do not have any consolidated subsidiaries in which there is a non-controlling interest.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) changes the requirements for an acquirer's recognition and measurement of the assets acquired and liabilities assumed in a business combination, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This statement will be effective for us with respect to business combination transactions for which the acquisition date is after December 31, 2008. We are currently evaluating the impact that SFAS No. 141(R) will have on our condensed consolidated financial statements, including specifically evaluating the impact upon consummation of the proposed Merger with VGX, if completed.

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

Adoption of Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 Partial Deferral of the Effective Date of Statement 157 (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The partial implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our condensed consolidated financial statements. The Company is currently assessing the impact of SFAS No. 157 for non-financial assets and nonfinancial liabilities on its condensed consolidated financial statements.

        In June 2007, the EITF issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF Issue No. 07-3 is effective for new contracts entered into beginning on January 1, 2008. The adoption of EITF Issue No. 07-3 did not have a material impact on the Company's condensed consolidated financial statements.

Results of Operations

         Revenue.    We had total revenue of $455,000 and $1.8 million for the three and nine months ended September 30, 2008, compared to $487,000 and $1.5 million for the three and nine months ended September 30, 2007, respectively. Revenue primarily consists of license fees, milestone payments and amounts received from collaborative research and development agreements and grants.

        Revenue from license fees and milestone payments was $215,000 and $612,000 for the three and nine months ended September 30, 2008, respectively, as compared to $137,000 and $581,000 for the three and nine months ended September 30, 2007, respectively. The increase in revenue under license fees and milestone payments for the three and nine month periods ended September 30, 2008, as compared to the comparable periods in 2007, was mainly due to higher revenue recognized from various smaller license agreements, offset by less revenue recognized from the Merck licensing agreement as this agreement was fully amortized during 2007. Revenue recognized from the Wyeth license agreement was consistent with prior periods.

        During the three and nine months ended September 30, 2008, we recorded revenue under collaborative research and development arrangements of $240,000 and $1.2 million, respectively, as compared to $266,000 and $800,000 for the three and nine months ended September 30, 2007, respectively. This decrease in revenue for the three months ended September 30, 2008 was primarily due to a decrease in Merck billings based on timing of efforts related to our collaborative research agreement. The increase in revenue for the nine months ended September 30, 2008 when compared to the same period in 2007 was primarily due to an increase in Wyeth billings based on our collaborative agreement, offset by slightly lower Merck collaborative research billings. Billings from research and development work performed pursuant to the Wyeth and Merck agreements are recorded as revenue as the related research expenditures are incurred.

        There was no grant and miscellaneous revenue for the three and nine months ended September 30, 2008, as compared to $84,000 and $105,000 for the three and nine months ended September 30, 2007. The decrease in grant and miscellaneous revenue for the three and nine months ended September 30, 2008, as compared to the comparable periods in 2007, was due to no revenue recognized from the U.S. Army Grant due to the finalization of work performed. On September 26, 2008, we received a new contract for $933,000 from the Department of Defense (U.S. Army) to continue research and development of DNA-based vaccines delivered via our proprietary electroporation system. The contract, titled "Design and Engineering of the Elgen Gene Delivery System for Screening and Validation of Vaccine Candidates of Military Relevance," will run through May 2010. This project is focused on identifying DNA vaccine candidates with the potential to provide rapid, robust immunity to protect against bio-warfare and bioterror attacks.

         Research and Development Expenses.    Research and development expenses, which include clinical trial costs, for the three and nine months ended September 30, 2008, were $1.3 million and $4.6 million, respectively, compared to $2.3 million and $7.8 million for the three and nine months ended September 30, 2007, respectively. The decrease in research and development expenses for the three and nine months ended September 30, 2008, as compared to the comparable periods in 2007, was primarily due to a decrease in clinical trial expenses associated with patient enrollment, clinical site costs, data collection and monitoring costs, and decreased costs related to the use of outside Clinical Research Organizations ("CRO's") and Clinical Research Associates ("CRA's"). Additional decreases are associated with less consulting and advisory services received, offset by higher costs associated with the expansion of our in-house engineering and research expertise.

         General and Administrative Expenses.    General and administrative expenses, which include business development expenses and the amortization of intangible assets, for the three and nine months ended September 30, 2008, were $1.9 million and $7.4 million, respectively, as compared to $3.2 million and $7.8 million for the three and nine months ended September 30, 2007, respectively. The decrease in general and administrative expenses for the three and nine months ended September 30, 2008, as compared to the comparable periods in 2007, was mainly due to a decrease in outside consulting and advisory services related to partnering our SECTA therapy program as well as a decrease in employee stock-based compensation expense, offset by increased legal fees related to the execution of the definitive merger agreement with VGX as well as other corporate matters.

         Stock-Based Compensation.    Stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee's requisite service period. Total compensation cost under SFAS No. 123(R) for our stock plans for the three and nine months ended September 30, 2008 was $270,000 and $797,000, respectively. From these amounts, $76,000 and $222,000 was included in research and development expenses and $194,000 and $575,000 was included in general and administrative expenses, respectively.

Total compensation cost under SFAS No. 123(R) for our stock plans for the three and nine months ended September 30, 2007 was $310,000 and $1.3 million, respectively. From these amounts, $75,000 and $280,000 was included in research and development expenses and $235,000 and $1.0 million was included in general and administrative expenses, respectively.

         Interest Income/ (Expense).    Interest income for the three and nine months ended September 30, 2008, was $97,000 and $587,000, respectively, as compared to $405,000 and $915,000 for the three and nine months ended September 30, 2007, respectively. The decrease in interest income for the three and nine months ended September 30, 2008, as compared to the comparable periods in 2007, was primarily due to lower cash and investment balances and a lower average interest rate.

         Other Income/ (Expense).    We recorded other income for the three and nine months ended September 30, 2008 of $307,000 and $220,000, respectively, as compared to other income of $1.9 million and $3.0 million for the three and nine months ended September 30, 2007, respectively. The decrease in other income (expense) is primarily due to the revaluation of registered common stock warrants issued by us in October 2006 and August 2007. We are required to revalue the warrants at each balance sheet date to fair value. If unexercised, the warrants will expire in October 2011 and August 2012, respectively.

         Imputed and Declared Dividends on Preferred Stock.    The holders of our Series C Preferred Stock were entitled to receive an annual dividend at the rate of 6%, payable quarterly, through May 20, 2007. These dividends were payable in cash unless the closing price of our common shares for the 20 trading days immediately preceding the dividend payment date was equal to or greater than the conversion price of such shares, in which event we may have elected to pay the dividends to the holders in common stock. During the nine months ended September 30, 2007, we paid dividends to the holders of our Series C Preferred Stock in cash of $23,000. No dividends were paid during the three months ended September 2007 or during the three and nine months ended September 30, 2008.

Liquidity and Capital Resources

        Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

  Working Capital and Liquidity

        As of September 30, 2008, we had working capital of $3.4 million, as compared to $25.6 million as of December 31, 2007. The decrease in working capital during the nine months ended September 30, 2008 was primarily due to the reclassification of $12.1 million of auction rate security ("ARS") investments from short-term to non-current assets as we believe with our current cash and anticipated proceeds from our Line of Credit, that liquidity of these investments is not required for operational purposes for the next twelve months and the underlying term until recovery in value is anticipated beyond the next twelve months. In early March 2008, we were informed that there was insufficient demand at auction for all six of our high-grade ARS. As a result, these affected securities are currently not liquid and we could be required to hold them until they are redeemed by the issuer or to maturity. At September 30, 2008, we have recorded an unrealized loss of $1.5 million on these investments, resulting in the $12.1 million carrying value. Because we believe that the current decline in fair value is temporary, any difference between its estimate and an estimate that would be arrived at by another party would have no impact on our consolidated results of operations, since such difference would also be recorded to accumulated other comprehensive income. We will re-evaluate each of these factors as market conditions change in subsequent periods. On August 26, 2008, we received notice from our investment advisor that the Company's application had been approved for a $5.0 million uncommitted demand revolving line of credit ("Line of Credit") secured by ARS held by the Company, to provide additional working capital. As of September 30, 2008, we have drawn down $1.8 million from the Line of Credit.

        Subsequent to September 30, 2008, we received a proposal from our investment advisor to redeem our ARS at par on June 30, 2010. We have entered into an appeals process to expedite this timeline, seeking earlier redemption. In addition, we are reviewing a proposal from our investment advisor to increase our Line of Credit from $5.0 million to $9.0 million in order to provide additional liquidity.

        The remaining decrease in working capital was primarily due to expenditures related to our research and development and clinical trial activities, as well as various general and administrative expenses related to consultants, legal, accounting and audit, corporate development, and investor relations activities.

        As of September 30, 2008, we had an accumulated deficit of $149.2 million. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue clinical, research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. The outcome of the above matters cannot be predicted at this time. We are evaluating potential partnerships as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond next year.

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

  •
  The costs associated with raising capital or obtaining liquidity and completing transactions, such as the pending Merger; and

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

        The global financial markets have recently experienced significant limits on available credit for companies of all sizes, and extreme volatility in market prices limiting the ability of companies to raise capital at favorable prices, if at all. This lack of liquidity and the consistently changing market conditions are currently impacting our ARS as discussed above, as well as creating significant fluctuations in the market price of our common stock. We cannot project how long such conditions will last in the global financial markets, and we cannot guarantee that additional funding—whether via incurrence of debt or equity sales—will be available when needed or on favorable terms. If it is not, we will be required to scale back our research and development programs, preclinical studies and clinical trials, and selling, general, and administrative activities, or otherwise reduce or cease operations and our business and financial results and condition would be materially adversely affected.

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

        If it became necessary to take one or more of the above-listed actions, then our perceived valuation may be lower, which could impact the market price for our common stock. Further, the effects on our operations, financial performance and stock price may be significant if we do not or cannot take one or more of the above-listed actions in a timely manner if and when needed, and our ability to do so may be limited significantly due to the instability of the global financial markets and the resulting limitations on available financing to us and to potential licensees, buyers and investors.

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

        As of September 30, 2008, to our knowledge, there have not been any serious adverse events in any gene therapy clinical trials in which our technology was used. In the future, if one or a series of serious adverse events were to occur during a gene therapy clinical trial in which our technology was used, we would report all such events to the FDA and other regulatory agencies as required by law. Such serious adverse events, whether treatment-related or not, could result in negative public perception of our treatments and require additional regulatory review or other measures, which could increase the cost of or prolong our gene therapy clinical trials or require us to halt our clinical trials altogether.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets, and the recent and consistent fluctuations in interest rates and availability of funding in the credit markets primarily impacts the performance of our investments. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities.

Fair Value Measurements

        All of our investment securities are classified as available-for-sale and therefore reported on the consolidated balance sheet at market value. Our investment securities consist of high-grade auction rate securities ("ARS"), corporate debt securities and government agency securities. As of September 30, 2008, our investments included $12.1 million of high-grade (AAA rated) ARS issued primarily by municipalities. Our ARS are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. In early March 2008, we were informed that there was insufficient demand at auctions for six of our high-grade auction rate securities, representing approximately $12.1 million. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through a permanent impairment charge.

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

        We adopted the provisions of SFAS No. 157 effective January 1, 2008 and have determined that we utilize unobservable (Level 3) inputs in determining the fair value of our ARS investments held at September 30, 2008. The estimated fair value of all our ARS holdings at September 30, 2008 is $12.1 million, which reflects a $1.5 million adjustment to the principal value (cost) of $13.6 million as of September 30, 2008. All of the $12.1 million of ARS are classified within non current assets in the unaudited condensed consolidated balance sheet as of September 30, 2008.

        We currently believe that the temporary decline in fair value is due entirely to liquidity issues in the market. All of our ARS have maintained their credit ratings of AAA, continue to pay interest obligations and the underlying assets for the majority of securities are almost entirely backed by the U.S. government or free from subprime lending issues currently being experienced in the financial markets. In addition, we believe with our current cash and anticipated proceeds from our Line of Credit, that our holdings of ARS will not be required for operational purposes for the next twelve months, which we believe allows sufficient time for the securities to return to full value. We will re-evaluate each of these factors as market conditions change in subsequent periods.

        Subsequent to September 30, 2008, we received a proposal from our investment advisor to redeem our ARS at par on June 30, 2010. We have entered into an appeals process to expedite this timeline, seeking earlier redemption. In addition, we are reviewing a proposal from our investment advisor to increase our Line of Credit from $5.0 million to $9.0 million in order to provide additional liquidity.

Foreign Currency Risk

        We have operated primarily in the United States and most transactions during the three and nine months ended September 30, 2008, have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, nor do we have any foreign currency hedging instruments in place.

        We have conducted clinical trials in Europe in conjunction with several Clinical Research Organizations ("CRO's"), where we have clinical sites being monitored by Clinical Research Associates ("CRA's"). While invoices relating to these clinical trials are generally denominated in U.S. dollars, our financial results could be affected by factors such as inflation in foreign currencies, in relation to the U.S. dollar, in markets where these vendors have assisted us in conducting these clinical trials.

        Certain transactions related to our Company and our subsidiaries Inovio AS and Inovio Asia Pte. Ltd. ("IAPL"), are denominated primarily in foreign currencies, including Euros, British Pounds, Canadian Dollars, Norwegian Kroner, Swedish Krona, and Singapore Dollars. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets where Inovio conducts business, including the impact of the existing crisis in the global financial markets in such countries and the impact on both the U.S. dollar and the noted foreign currencies.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

        Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2008.

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

        There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the three and nine months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEGATIVE CONDITIONS IN THE GLOBAL CREDIT MARKETS MAY IMPAIR THE LIQUIDITY OF A PORTION OF OUR INVESTMENT PORTFOLIO AND OUR ABILITY TO MAINTAIN OVERALL LIQUIDITY, NEGATIVELY IMPACTING OUR OPERATIONS AND FINANCIAL CONDITION.

        The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months and in recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. We need liquidity to pay our operating expenses, make timely principal and interest payments on our debt and replace certain maturing liabilities

        Our investment securities consist of high-grade (AAA rated) auction rate securities ("ARS") issued primarily by municipalities. As of September 30, 2008, the estimated fair value of our ARS investments is $12.1 million, which reflects a $1.5 million adjustment to the principal value (cost) of $13.6 million as of September 30, 2008. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of ARS. In early March 2008, we were informed that there was insufficient demand at auction for all six of our high-grade ARS. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. At this time, management has not obtained sufficient evidence to conclude that these investments are permanently impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through a permanent impairment charge. Although we anticipate regaining limited liquidity through execution of an amendment to our $5.0 million line of credit secured by the ARS, increasing our line of credit to $9.0 million, and we are exploring recoupment of costs and potential redemption of the ARS in relation to recent settlements between the issuing party and regulators, we cannot assure you that Inovio will be able to recoup costs, redeem the ARS or that the liquidity from our existing or the proposed increased line of credit will be sufficient for its current operational needs, nor provide the necessary liquidity to complete the integration process and maintain desired programs after the Merger with VGX, if completed.

        Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. In the event current resources, including Inovio's ARS and the related line of credit, do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a downturn in available funding, partnership opportunities and other fluctuations. The crisis in the global financial markets currently places significant limitations on the general availability of credit and the number and level of interest of investors. Similarly, our access to funds may be impaired if regulatory authorities take negative actions against us. Further, even if financing becomes available, the cost to us may be significantly higher than in the past. Our results of operations, financial condition, and cash flows position could be materially adversely affected by these disruptions in the financial markets, including the resulting lack of liquidity in our current investments and availability of financing for future liquidity.

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

        In the past, we have raised funds through the public and private sale of our stock, and we are likely to seek to do this in the future. However, due to the significant fluctuations in the market price of our common stock as a result of the extreme fluctuations in the global financial markets recently, there may not be sufficient investor interest in such sales at such time as we seek to raise additional funds, or if there is interest, it may not be at a price or on terms favorable to us. Further, sale of our stock to new investors results in dilution of the ownership interests of our existing stockholders. The greater the number of shares sold, the greater the dilution. A high degree of dilution can make it difficult for the price of our stock to increase, among other things. Dilution also weakens existing stockholders' voting power. Although we would consider also utilizing debt to fund our operations, such as our current use of our Line of Credit secured by our ARS, given the constriction of available credit and the fluctuation of interest rates in the global financial markets currently, additional debt financing may also be unavailable when needed, or available solely on terms not favorable to us. Thus, we cannot assure you that we will be able to raise additional capital or secure alternate financing to fund operations on terms that are favorable to us, if at all. Further, on July 7, 2008, we announced the signing of a definitive merger agreement with VGX Pharmaceuticals, Inc., a privately-held corporation; we cannot assure you that the merger, if completed, will in any way negate or mitigate the need for future capital nor can we project how it may impact our ability to raise future funds.

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

        On July 7, 2008, we announced the signing of a definitive merger agreement with VGX Pharmaceuticals, Inc., a privately-held corporation. In addition to the general risks and uncertainties of any business combination noted above, some of the inherent uncertainties we currently face in the proposed merger include:

  •
  The parties' potential difficulties in quickly learning about and accurately evaluating each other's clinical trials and product development programs, including, but not limited to, the fact that pre-clinical and clinical results achieved by each party to date may not be indicative of results achievable in other trials or for other indications and that results from one study may not necessarily be reflected or supported by the results of other similar studies;

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

  •
  The impact of the proposed transaction, including the time commitment from the parties' management, on the parties' abilities to evaluate and potentially pursue other potential collaborative or acquisition opportunities;

  •
  Issues involving patents and whether they or licenses to them will provide the parties with meaningful protection from others using the covered technologies, and whether the merger, if completed, will impact any such protections;

  •
  Whether the parties' proprietary rights are enforceable or defensible or infringe or allegedly infringe on rights of others or can withstand claims of invalidity and whether the combined company can finance or devote other significant resources that may be necessary to prosecute, protect or defend them;

  •
  The level of corporate expenditures required to complete the merger process and, if completed, subsequently integrate the operations of the parties;

  •
  Any assessments of the companies' proposed combined technology by potential corporate or other partners or collaborators;

  •
  Evaluation of the transaction by the NYSE Alternext, which may impact the current and/or additional listing of the Company's securities; and

  •
  The impact of the application of FAS 141(R) to the accounting treatment of the merger, if consummated.

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

THE NYSE ALTERNEXT MAY DELIST OUR SECURITIES FROM QUOTATION ON ITS EXCHANGE IF WE ARE UNABLE TO MAINTAIN A SUFFICIENT STOCK PRICE, AND IF SO, WE MAY BE UNABLE TO RELIST OUR SECURITIES ON THE NYSE ALTERNEXT OR ANOTHER NATIONAL SECURITIES EXCHANGE DUE TO THE LEVEL OF PERCEIVED MARKET VALUE OF SHARES OF OUR COMMON STOCK.

        Our securities are currently listed on the NYSE Alternext, a national securities exchange, and in recent months have experienced a significant drop in market price. The NYSE Alternext may seek to delist our securities from trading on its exchange if the NYSE Alternext determines that the market price of our common stock has been persistently too low or if we fail to maintain compliance with other requirements of continued listing on the NYSE Alternext. If NYSE Alternext finds that we are non-compliant, it will issue a warning letter, which will require the Company to respond regarding potential actions it intends to take to support the market price. If such actions are not found sufficient by the NYSE Alternext, if we cannot get any required approvals for such actions from its stockholders, or we otherwise cannot or do not complete such actions in a timely manner, the NYSE Alternext will initiate the delisting process. If the NYSE Alternext delists our securities from trading on its exchange and we are unable to relist our securities on the NYSE Alternext or another national securities exchange due to the level of the perceived market price of shares of its common stock, the Company could face significant material adverse consequences, including:

  •
  an inability to fulfill the closing conditions for the Merger under the Acquisition Agreement;

  •
  a limited availability of market quotations for its securities;

  •
  a determination that its common stock is a "penny stock" which will require brokers trading in its common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the trading market for Inovio common stock;

  •
  a limited amount of news and analyst coverage for its company; and

  •
  a decreased ability to issue additional securities or obtain additional financing in the future.

        Any of these consequences would likely have a material adverse impact on our financial condition and operations, and would result in a potential decrease in liquidity of our common stock.

SALES OF SUBSTANTIAL AMOUNTS OF OUR SHARES, OR EVEN THE AVAILABILITY OF OUR SHARES FOR SALE, IN THE OPEN MARKET COULD CAUSE THE MARKET PRICE OF OUR SHARES TO DECLINE.

        Under our registration statement that the SEC declared effective on May 25, 2006, we have registered an aggregate of $75.0 million of our equity securities that we may issue from time to time, in one or more offerings at prices and on terms that we will determine at the time of each offering. Under that registration statement, we have registered multiple kinds of our equity securities, including our common stock, preferred stock, warrants and a combination of these securities, or units. Through September 30, 2008, we have "taken-down" from our shelf registration statement, and issued and sold, an aggregate of 9,035,378 shares of our common stock valued at $26.9 million and warrants to purchase up to 1,575,919 shares of our common stock valued at $3.9 million and, if those warrants are fully exercised, we will have issued an additional 1,575,919 shares of our common stock under that shelf registration statement. In other words, the shares of common stock we have sold in offerings from our shelf registration statement as of the date of this report represent approximately 36% of the value of the aggregate equity securities from our shelf registration statement (41% if the warrants we have sold from our shelf registration statement are fully exercised). While that amount is only approximately 24% of our outstanding shares of common stock as of September 30, 2008, future issuances and sales of our common stock or securities exercisable for or convertible into our common stock pursuant to our existing shelf registration statement, if in substantial numbers, and even the availability for issuance of the securities registered under our shelf registration statement, could adversely affect the market price of our shares.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

        As of September 30, 2008, we had an accumulated deficit of $149.2 million. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research, development and clinical efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. The outcome of these matters cannot be predicted at this time. We are evaluating additional potential partnerships and collaborative agreements as a way to further fund operations, but there is no assurance we will be able to secure partnerships or other arrangements that will provide the required funding, if at all. We will continue to rely on outside sources of financing to meet our capital needs beyond next year, however such funds may not always be readily available when needed or on terms favorable to us.

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

THE MARKET FOR OUR STOCK IS VOLATILE, WHICH COULD ADVERSELY AFFECT AN INVESTMENT IN OUR STOCK.

        Our share price and trading volume are traditionally highly volatile, and such volatility has been exacerbated by the crisis in the global financial markets which has resulted in extreme fluctuations in market performance overall throughout the recent weeks. Such volatility is not unusual for biomedical companies of our size, age, and with a discrete market niche and is likely to continue even if the global markets stabilize. It also is common for the trading volume and price of biotechnology stocks to be unrelated to a company's operations, i.e. to increase or decrease on positive or no news. Our stock has exhibited this type of behavior in the past, and will likely exhibit it in the future. The historically low trading volume of our stock, in relation to many other biomedical companies of our size, makes it more likely that a severe fluctuation in volume, either up or down, will affect the stock price.

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

  •
  Announcement of an investigation of or an action against us by the SEC, NYSE Alternext, or other state or federal regulatory authorities related to corporate governance or securities issues, including any prolonged comment letter response process, especially if such circumstances result in negative outcomes such as a significant restatement of our prior financial results;

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

        We derive a significant portion of our revenue from a limited number of licensing partners in each period. Accordingly, if we fail to sign additional future contracts with major licensing partners, if a licensing contract is delayed or deferred, or if an existing licensing contract expires or is cancelled and we fail to replace the contract with new business, our revenue could be adversely affected. Until commercialization of our Medpulser® Electroporation System, we expect that a limited number of licensing partners will continue to account for a substantial portion of our revenue in each quarter in the foreseeable future. During the three and nine months ended September 30, 2008, one licensing partner, Merck, accounted for approximately 53% and 40%, respectively, of our consolidated revenue. During the three and nine months ended September 30, 2008, another licensing partner, Wyeth, accounted for 22% and 42% of our consolidated revenue, respectively. During the three and nine months ended September 30, 2007, Merck accounted for 55% and 69% of our consolidated revenue, respectively, and Wyeth accounted for 15% of our consolidated revenue.

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

        Merck can terminate its May 2004 license and collaboration agreement with us at any time in its sole discretion, without cause, by giving ninety days' advance notice to us. If this agreement is terminated by Merck at any time during the first two years of the collaboration term, then Merck shall continue, for a six-month period beginning on the date of such termination, to make payments previously approved by the project's joint collaboration committee in relation to scientists and outside contractors engaged by us in connection with the agreement. During the three and nine months ended September 30, 2008, Merck accounted for approximately 53% and 40%, respectively, of our consolidated revenue. During the three and nine months ended September 30, 2007, Merck accounted for approximately 55% and 69%, respectively, of our consolidated revenue.

        In addition, some of our sponsored research, license and/or collaborative arrangements contain "Change of Control" or other protective provisions that may be triggered by our pending merger with VGX Pharmaceuticals, announced July 7, 2008, if completed, which may enable pre-mature termination of such arrangements or otherwise may impact the status of such arrangements for the post-merger company. For example, our agreement with Wyeth requires we provide Wyeth with certain notifications of a pending qualifying transaction and enables Wyeth to terminate our arrangement if such notice and certain other written assurances regarding the priority and commitment to the arrangement are not timely provided to Wyeth by the Company and/or the other Change of Control transaction party prior to consummation of such transaction. Similarly, our arrangement with Merck requires certain notice of a Change of Control transaction and also enables termination under limited circumstances as a result. Other of our arrangements require that we seek and obtain prior written consent from the collaborative party ahead of the consummation of any Change of Control transaction. Although we intend to comply with applicable notice and other documentation requirements pursuant to such "Change of Control" provisions in these and other collaborative arrangements, we cannot assure you that, to the extent such rights exist, our partners will not seek to terminate or alter their arrangements with us in relation to the closing of the proposed merger transaction.

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

CHANGES IN FOREIGN EXCHANGE RATES MAY AFFECT OUR FUTURE OPERATING RESULTS.

        We did not recognize any revenue from Inovio AS during the three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2007, Inovio AS contributed approximately $86,000 and $90,000, respectively, to our revenue, which amounted to 18%

and 6%, respectively, of our total revenue. Inovio AS conducts its operations primarily in foreign currencies, including the Euro, Norwegian Kroner and Swedish Krona. In September 2006, we established Inovio Asia Pte. Ltd., a company incorporated in the Republic of Singapore, which conducts its operations primarily in Singaporean dollars. Fluctuation in the values of these foreign currencies relative to the U.S. dollar will affect our financial results which are reported in U.S. dollars and will cause U.S. dollar translation of such currencies to vary from one period to another. We cannot predict the scope of any fluctuations in the values of these foreign currencies relative to the U.S. dollar, especially given the frequent fluctuations in the value of the U.S. dollar and these foreign currencies due to the global economic crisis, nor the effect of exchange rate fluctuations upon our future operating results.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

        Not applicable.

Item 3.    Default Upon Senior Securities

        Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5.    Other Information

        On July 7, 2008, Inovio and VGX Pharmaceuticals, Inc. ("VGX"), a privately-held developer of DNA vaccines, executed a definitive merger agreement (the "Merger Agreement") providing for the issuance of Inovio shares in exchange for all of the outstanding securities of VGX and the merger of an acquisition subsidiary of Inovio with VGX (the "Merger"). Inovio and VGX subsequently negotiated an amended merger agreement (the "Proposed Amended Agreement"), which was approved by Inovio's and VGX's boards of directors on November 4, 2008, and November 5, 2008, respectively, but which will not be executed until certain contingencies are resolved. The Merger under the Proposed Amended Agreement is subject to conditions similar to those included in the Merger Agreement. Execution of the Proposed Amended Agreement is contingent upon, among other things, receipt of pending feedback from the NYSE Alternext US LLC (which was previously referred to as the American Stock Exchange) ("NYSE Alternext") and receipt of a fairness opinion from Inovio's financial advisor, and finalization of terms in relation to these items. The completion of the Merger is contingent upon registration with the SEC of Inovio securities to be issued, approval from both companies' stockholders, and other customary closing conditions. The current draft of the Proposed Amended Agreement is provided with this Report as Exhibit 99.1.

        Investors and the public are encouraged to read the relevant registration/proxy solicitation related documents to be filed with the SEC with respect to the Merger because they contain important information about the companies, the Merger, the securities to be issued and the expectations for the combined company. The joint registration statement/proxy statement to be filed on Form S-4 and other Merger-related documents will be available, when filed, without charge, from the SEC's web site (www.sec.gov) or can be obtained, free of charge, by requesting such documents, including any items incorporated by reference, from the registrant.

Item 6.    Exhibits

(a)
Exhibits

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger Between Inovio Biomedical Corporation, Inovio Acquisition Corporation and VGX Pharmaceuticals, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Amended and Restated Agreement and Plan of Merger By and Among Inovio Biomedical Corporation, Inovio Acquisition Corporation and VGX Pharmaceuticals, Inc.
*
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

 INOVIO BIOMEDICAL CORPORATION

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inovio Biomedical Corporation
Date: November 7, 2008	By:	/s/ Avtar Dhillon Avtar Dhillon Chief Executive Officer and Director
Date: November 7, 2008	By:	/s/ Peter Kies Peter Kies Chief Financial Officer

QuickLinks

INOVIO BIOMEDICAL CORPORATION FORM 10-Q For the Quarterly Period Ended September 30, 2008 INDEX
Part I. Financial Information
  Item 1. Financial Statements
INOVIO BIOMEDICAL CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
INOVIO BIOMEDICAL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
INOVIO BIOMEDICAL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
INOVIO BIOMEDICAL CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
Part II. Other Information
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
  Item 3. Default Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
INOVIO BIOMEDICAL CORPORATION SIGNATURES