Form 10-Q
period 2009-03-31
INOVIO BIOMEDICAL CORP
filed 2009-05-14
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-14888

INOVIO BIOMEDICAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	33-0969592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11494 SORRENTO VALLEY ROAD

SAN DIEGO, CALIFORNIA 92121-1318

(Address of principal executive offices)(Zip Code)

(858) 597-6006

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, was 44,060,550 as of May 1, 2009.

INOVIO BIOMEDICAL CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2009

Part I. Financial Information

Item 1. Financial Statements

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$11,727,238	$14,115,281
Accounts receivable	243,215	671,187
Prepaid expenses and other current assets	454,364	477,285

Total current assets	12,424,817	15,263,753

Long-term investments	9,534,582	9,169,471
Auction rate security rights	3,916,383	4,281,494
Fixed assets, net	308,872	353,807
Intangible assets, net	5,731,354	5,850,540
Goodwill	3,900,713	3,900,713
Other assets	167,250	167,250

Total assets	$35,983,971	$38,987,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,972,542	$1,367,300
Accrued clinical trial expenses	293,861	399,919
Line of credit	12,072,407	12,109,423
Common stock warrants	160,629	224,582
Deferred revenue	492,586	523,544
Deferred rent	81,938	84,814

Total current liabilities	15,073,963	14,709,582

Deferred revenue, net of current portion	4,220,111	4,269,151
Deferred rent, net of current portion	—	14,898
Deferred tax liabilities	871,500	887,250

Total liabilities	20,165,574	19,880,881

Stockholders’ equity:
Preferred stock	—	—
Common stock	44,060	44,022
Additional paid-in capital	172,029,595	171,868,914
Accumulated deficit	(156,277,443)	(152,812,948)
Accumulated other comprehensive income	22,185	6,159

Total stockholders’ equity	15,818,397	19,106,147
Total liabilities and stockholders’ equity	$35,983,971	$38,987,028

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
License fee and milestone payments	$213,098	$192,829
Revenue under collaborative research and development arrangements	54,458	460,185
Grant and miscellaneous revenue	101,894	—

Total revenue	369,450	653,014

Operating expenses:
Research and development	963,733	1,597,388
General and administrative	2,966,142	2,401,505

Total operating expenses	3,929,875	3,998,893

Loss from operations	(3,560,425)	(3,345,879)

Interest income, net	33,648	298,749
Other income, net	62,282	25,421

Net loss attributable to common stockholders	$(3,464,495)	$(3,021,709)

Amounts per common share — basic and diluted:

Net loss per share attributable to common stockholders	$(0.08)	$(0.07)

Weighted average number of common shares outstanding — basic and diluted	44,035,480	43,837,739

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cash flows from operating activities:
Net loss	$(3,464,495)	$(3,021,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46,029	47,045
Amortization of intangible assets	181,634	207,604
Change in value of common stock warrants	(63,953)	(26,445)
Change in value of long-term investments	(365,111)	—
Change in value of auction rate security rights	365,111	—
Stock-based compensation	160,719	346,049
Compensation for services paid in common stock	—	21,600
Amortization of deferred tax liabilities	(15,750)	(15,750)
Deferred rent	(17,774)	(15,486)
Loss on disposal of fixed assets	—	5,473
Accretion of discount on available-for-sale securities	—	(36,855)
Changes in operating assets and liabilities:
Accounts receivable	437,455	676,166
Prepaid expenses and other current assets	35,619	4,485
Accounts payable and accrued expenses	494,751	(404,404)
Deferred revenue	(79,998)	(165,399)

Net cash used in operating activities	(2,285,763)	(2,377,626)

Cash flows from investing activities:
Purchases of long-term investments	—	(4,500,000)
Proceeds from long-term investments	—	5,000,000
Purchases of capital assets	(1,094)	(20,760)
Capitalization of patents and other assets	(62,448)	(87,489)

Net cash (used in) provided by investing activities	(63,542)	391,751

Cash flows from financing activities:
Repayment of line of credit	(37,016)	—

Net cash used in financing activities	(37,016)	—

Effect of exchange rate changes on cash	(1,722)	17,154

Decrease in cash and cash equivalents	(2,388,043)	(1,968,721)

Cash and cash equivalents, beginning of period	14,115,281	10,250,929

Cash and cash equivalents, end of period	$11,727,238	$8,282,208

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Inovio Biomedical Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheet as of March 31, 2009, condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2009, shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2009.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company incurred a net loss attributable to common stockholders of $3.5 million for the three months ended March 31, 2009. The Company had negative working capital of $2.6 million and an accumulated deficit of $156.3 million as of March 31, 2009. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. The Company will continue to rely on outside sources of financing to meet its capital needs. The outcome of these matters cannot be predicted at this time. Further, if the Company successfully raises additional funds, it may never achieve positive cash flow. If the Company is not able to secure additional funding, the Company will be required to scale back its research and development programs, preclinical studies and clinical trials, and general and administrative activities and may not be able to continue in business. These unaudited condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business. The Company’s unaudited condensed consolidated financial statements as of and for the period ended March 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

On July 7, 2008, Inovio and VGX Pharmaceuticals, Inc. (“VGX”), a privately-held developer of DNA vaccines, executed a definitive merger agreement providing for the issuance of Inovio shares in exchange for all of the outstanding securities of VGX and the merger of an acquisition subsidiary of Inovio with VGX (the “Merger”). Inovio and VGX subsequently negotiated an amended and restated merger agreement (the “Amended Agreement”), which the parties executed on December 5, 2008. Completion of the Merger under the Amended Agreement remains subject to receipt of approval from both companies’ stockholders, and other customary closing conditions.  The stockholders of each of Inovio and VGX will vote on approval of the Merger at special meetings to be held on May 29, 2009.

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

3.                                      Marketable Securities and Fair Value Measurements

Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at March 31, 2009 are as follows:

	Fair Value Measurements at March 31, 2009
	Total	Using Significant Unobservable Inputs (Level 3)
Auction rate securities, long-term	$9,534,582	$9,534,582
Auction rate securities rights, long-term	3,916,383	3,916,383
Total	$13,450,965	$13,450,965

The Company has determined that no items meet the criteria for definition within the Level 1 or 2 hierarchies. Level 3 assets held as of March 31, 2009 include municipal debt obligations with an auction rate reset mechanism issued by municipalities. These auction rate securities (“ARS”) are AAA-rated debt instruments with long-term maturities and interest rates that are reset at short-term intervals through auctions. Due to conditions in the global credit markets, beginning in 2008, these securities, representing a par value of $13.6 million, had insufficient demand resulting in multiple failed auctions. As a result, these affected securities are currently not liquid and the interest rates have been reset to predetermined higher rates. Due to the illiquid state of these investments, the Company has classified the balance of its ARS as long-term investments in the balance sheet as of March 31, 2009.

In December 2008, the Company, via its wholly-owned subsidiary Genetronics, Inc., or “Genetronics”, which holds the ARS, accepted an offer of ARS Rights from UBS. The ARS Rights permit the Company to require UBS to purchase the Company’s ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. If the Company does not exercise its ARS Rights, the ARS will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction fails. If the ARS Rights are not exercised before July 2, 2012 they will expire and UBS will have no further obligation to buy the Company’s ARS. UBS has the discretion to purchase or sell the Company’s ARS at any time without prior notice so long as the Company receives a payment at par upon any sale or disposition. UBS will only exercise its discretion to purchase or sell the Company’s ARS for the purpose of restructurings, dispositions or other solutions that will provide the Company with par value for its ARS. As a condition to accepting the offer of ARS Rights, the Company released UBS from all claims except claims for consequential damages relating to its marketing and sales of ARS. The Company also agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund.

In conjunction with the acceptance of the ARS Rights, Genetronics also amended its existing loan agreement with UBS Bank USA, increasing the existing credit line up to $12.1 million, with the ARS pledged as collateral. Genetronics fully drew down on the credit line in December 2008.

Typically the fair value of ARS approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS at the maximum contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS and its ARS Rights as of March 31, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS and ARS Rights.

The Company elected to measure the ARS Rights under the fair value option of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115, to mitigate volatility in reported earnings due to their linkage to the ARS.  The ARS Rights will continue to be measured at fair value utilizing Level 3 inputs until the earlier of their maturity or exercise.

There were no changes in fair value of the Company’s Level 3 financial assets for the three months ended March 31, 2009 as shown in the following table:

Auction Rate Securities
Balance at January 1, 2009	$13,450,965
Balance at March 31, 2009	$13,450,965

4.                                     Line of Credit

On August 26, 2008, the Company received notice from UBS Bank USA (“UBS”) that the Company’s application had been approved for a $5.0 million uncommitted demand revolving line of credit (“Line of Credit”) secured by ARS held by the Company in an account with UBS Financial Services, Inc. (the “Collateral Account”), to provide additional working capital. On December 19, 2008, the Company amended its existing loan agreement with UBS Bank USA, increasing the existing credit line up to $12.1 million, with the ARS pledged as collateral. The Company fully drew down on the line of credit on December 23, 2008. Advances under the Line of Credit bear interest at LIBOR plus 1.00% (the “Spread Over LIBOR”). UBS may change the Spread Over LIBOR at its discretion when the Collateral consisting of ARS may be sold, exchanged or otherwise conveyed by the Company for gross proceeds that are, in the aggregate, not less than the par value of such securities. The loan will be treated as a “no net cost loan”, as it will bear interest at a rate equal to the average rate of interest paid to the Company on the pledged ARS, and the net interest cost to the Company will be zero.

5.                                     Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company’s goodwill is not amortized, but is subject to an annual impairment test which is performed by the Company as of November each year or sooner if indicators of impairment exist. The following sets forth the intangible assets by major asset class:

	Useful Life Years	Cost	Accumulated amortization	Net book value
As of March 31, 2009
Non-amortizing:
Goodwill(a)	—	$3,900,713	$—	$3,900,713

Amortizing:
Patents	8-17	$5,748,409	$(3,376,069)	$2,372,340
Licenses	8-17	1,198,781	(952,267)	246,514
Other(b)	18	4,050,000	(937,500)	3,112,500
Total Intangible Assets		10,997,190	(5,265,836)	5,731,354
		$14,897,903	$(5,265,836)	$9,632,067
As of December 31, 2008
Non-amortizing:
Goodwill(a)	—	$3,900,713	$—	$3,900,713

Amortizing:
Patents	8-17	$5,685,961	$(3,255,231)	$2,430,730
Licenses	8-17	1,198,781	(947,721)	251,060
Other(b)	18	4,050,000	(881,250)	3,168,750
Total Intangible Assets		10,934,742	(5,084,202)	5,850,540
		$14,835,455	$(5,084,202)	$9,751,253

(a) Goodwill was recorded from the Inovio AS acquisition in January 2005.

(b) Other intangible assets represent the fair value of acquired contracts and intellectual property from the Inovio AS acquisition.

Aggregate amortization expense on intangible assets was $182,000 and $208,000 for the quarterly periods ended March 31, 2009 and March 31, 2008, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years is $529,000 for the remainder of fiscal year 2009, $661,000 for 2010, $611,000 for 2011, $563,000 for 2012, and $512,000 for 2013.

6.                                     Stockholders’ Equity

The following is a summary of the Company’s authorized and issued common and preferred stock as of March 31, 2009 and December 31, 2008:

			Outstanding as of
	Authorized	Issued	March 31, 2009	December 31, 2008

Common Stock, par $0.001	300,000,000	43,968,489	44,060,550	44,023,050
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	71	71
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	—	—

Preferred Stock

The following is a summary of changes in the number of outstanding shares of the Company’s preferred stock for the three months ended March 31, 2009 and 2008:

	Series C	Series D

Shares Outstanding as of January 1, 2009	71	—
Shares Outstanding as of March 31, 2009	71	—
Shares Outstanding as of January 1, 2008	71	113,311
Shares Outstanding as of March 31, 2008	71	113,311

Common Stock

In August 2007, we entered into an agreement with an outside consulting advisor pursuant to which we issued 230,000 registered shares of common stock and registered warrants to purchase 150,000 shares of common stock, as payment of a non-refundable retainer in connection with the engagement of its services. The warrants issued have an exercise price of $3.00 per share, and are exercisable through August 6, 2012. As of March 31, 2009, none of these warrants have been exercised.

In May 2007, we completed a registered equity financing, whereby we sold 4,595,094 shares of our common stock resulting in gross aggregate cash proceeds of $16.2 million.

In March 2007, we entered into an agreement in which we agreed to issue a total of 90,000 restricted shares of our common stock in equal quarterly installments in exchange for consulting services. As of March 31, 2009, we had issued all 90,000 restricted common shares.

In January 2007, we exchanged for 2,201,644 restricted shares of our common stock and warrants to purchase up to 770,573 restricted shares of our common stock for 2,201,644 ordinary shares of our Singapore subsidiary Inovio Asia Pte. Ltd. (IAPL), pursuant to the terms of the Securities Purchase and Exchange Agreement under which the ordinary shares were originally issued by IAPL in October 2006 for $5.3 million. The warrants issued have an exercise price of $2.87 per share and are exercisable through October 13, 2011. As of March 31, 2009, none of these warrants have been exercised.

In March 2007, we terminated our exclusive royalty-free license to IAPL allowing our subsidiary to use certain of our intellectual property, which had been issued in October 2006 prior to the ordinary share financing described above, in exchange for 6,584,365 ordinary shares of IAPL. Upon termination we retained the IAPL ordinary shares received in the license transaction.

In October 2006, we completed a registered offering with foreign investors, whereby we sold 4,074,067 shares of our common stock and issued warrants to purchase 1,425,919 shares of our common stock which resulted in gross aggregate cash proceeds of $9.9 million. As part of this offering, we informed holders of our then outstanding Series C Preferred Stock who held participation rights, of their ability to participate in the respective offering based upon the pricing of the transaction and the applicable liquidation preference for their series of preferred shares with such rights. Some of these participating stockholders had previously converted a portion of their shares of preferred stock pursuant to their optional conversion rights, and most of these participating stockholders wholly converted their remaining shares of the Company’s preferred stock through exercise of their participation rights in this offering. By electing to participate in this offering, these participating preferred stockholders converted 115.12 shares of previously issued Series C Preferred Stock and $14,571 of accrued dividends into 479,722 restricted shares of our common stock and warrants to purchase 167,902 restricted shares of our common stock. These participating stockholders received 304,450 additional restricted shares of our common stock as compared to the number of shares of our common stock into which their existing Series C Preferred Stock could have been converted under the original terms of the Series C Preferred Stock. As a result, we recorded an imputed dividend charge of $1.9 million related to the participating stockholders who converted $1.2 million of their previous Series C Preferred Stock investment. We calculated this imputed dividend charge pursuant to the guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, where the incremental number of shares of our common stock which was received by our participating Series C Preferred Stockholders was multiplied by the price of our common stock on the commitment date of the original Series C Preferred Stock issuance, or $6.08 per share, to calculate the imputed dividend charge associated with this beneficial conversion. All warrants issued in connection with our 2006 registered offering have an exercise price of $2.87 per share and are exercisable through October 13, 2011. As of March 31, 2009, none of these warrants have been exercised.

Warrants

In addition to warrants granted as discussed above, the Company has issued the following additional warrants.

Participants in our December 2005 private placement were issued five-year warrants to purchase an aggregate of 3,462,451 shares of our common stock with an exercise price of $2.93 per share, exercisable through December 30, 2010. As of March 31, 2009, none of these warrants have been exercised.

In connection with the leasing of our new corporate headquarters, the Company issued a warrant to purchase 50,000 shares of our common stock at $5.00 per share to the landlord of this leased facility in December 2004. This warrant is immediately exercisable and expires on December 6, 2009, five years from the date of issuance. This warrant was valued on the date of issuance using the Black-Scholes pricing model. The fair value of this warrant, $121,000, will be recognized ratably over the five-year term of the lease as rent expense. As of March 31, 2009, none of these warrants have been exercised.

Participants in our Series C Preferred Stock offering in May 2004 were issued five-year warrants to purchase 561,084 shares of our common stock at an exercise price of $8.80 per share, exercisable through May 10, 2009. The placement agents for the Series C Preferred Stock offering were also issued five-year warrants to purchase 152,519 shares of our common stock at an exercise price of $6.80 per share, exercisable through May 10, 2009. As of March 31, 2009, none of these warrants have been exercised.

On September 15, 2000, we entered into an exclusive license agreement with the University of South Florida Research Foundation, Inc. (USF), whereby USF granted us an exclusive, worldwide license to USF’s rights in patents and patent applications generally related to needle electrodes (“License Agreement”). Pursuant to the License Agreement, we granted USF and its designees warrants to acquire 150,000 common shares for $9.00 per share until September 14, 2010. Of the total warrants granted, 75,000 vested at the date of grant and the remainder will vest upon the achievement of certain milestones. The 75,000 non-forfeitable vested warrants were valued at $554,000 using the Black- Scholes pricing model and were recorded as other assets with a credit to additional paid-in capital. The remaining 75,000 warrants are forfeitable and will be valued at the fair value on the date of vesting using the Black- Scholes pricing model. As of March 31, 2009, no warrants issued in connection with this licensing agreement had been exercised.

In July 2008, warrants to purchase 2,001,552 shares of our common stock expired, issued in connection with our Series A and B Preferred Stock offerings.

Stock Options

The Company has one active stock and cash-based incentive plan, the 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees. The plan was adopted on March 31, 2007, approved by the stockholders on May 4, 2007, and approved by the stockholders as amended on May 2, 2008. The Incentive Plan reserves 1,750,000 shares of common stock for issuance as or upon exercise of incentive awards granted and to be granted at future dates. At March 31, 2009, the Company had 121,250 shares of common stock available for future grant and had outstanding 101,250 shares of unvested restricted common stock, 138,750 shares of vested restricted stock, and options to purchase 1,387,500 shares of common stock. The awards granted and available for future grant under the Incentive Plan generally have a term of ten years and generally vest over a period of three years. The Incentive Plan terminates by its terms on March 31, 2017.

The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the 1997 Stock Option Plan, under which the Company had options to purchase 6,000 shares of common stock outstanding and the Amended 2000 Stock Option Plan, under which the Company had options to purchase 3,099,027 shares of common stock outstanding at March 31, 2009. The terms and conditions of the options outstanding under these plans remain unchanged.

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

The assumptions used to estimate the fair value of stock options granted in the three month period ended March 31, 2009 and 2008 are presented below:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate	1.37%	2.74%
Expected volatility	96%	69%
Expected life in years	4	4
Dividend yield	—	—

Total compensation cost under SFAS No. 123(R) for the Company’s stock plans that has been recognized in the condensed consolidated statement of operations for the three months ended March 31, 2009 and 2008 was $155,000 and $326,000, respectively, of which $32,000 and $90,000 was included in research and development expenses and $123,000 and $236,000 was included in general and administrative expenses, respectively.

As of March 31, 2009, there was $580,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized over a weighted-average period of nine months. As of March 31, 2008, there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized over a weighted-average period of one year.

The weighted average grant date fair value per share was $0.34 and $0.48 for employee stock options granted during the three months ended March 31, 2009 and 2008, respectively.

There was no restricted stock granted during the three months ended March 31, 2009.  The weighted average grant date fair value per share was $0.87 for non-vested restricted stock granted during the three months ended March 31, 2008.

At March 31, 2009, there was $141,000 of total unrecognized compensation cost, related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of one year.  At March 31, 2008, there was $290,000 of total unrecognized compensation cost, related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.6 years.

The Company accounts for options granted to non-employees in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and SFAS No. 123(R). The fair value of these options at the measurement dates was estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three months ended March 31, 2009 and 2008, was $5,000 and $20,000, respectively.

9.                                     Comprehensive Loss

Comprehensive loss for the three months ended March 31, 2009 and March 31, 2008 includes net loss, foreign currency translation gains and unrealized losses on investments.  A summary of the Company’s comprehensive loss is as follows:

	Three Months Ended March 31,
	2009	2008
Comprehensive loss:

Net loss	$(3,464,495)	$(3,021,709)
Unrealized losses on long-term investments	—	(824,435)
Foreign currency translation adjustments	16,026	42,804
Comprehensive loss	$(3,448,469)	$(3,803,340)

10.                              Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,
	2009	2008
Supplemental schedule of financing activities:

Interest paid	$39,745	$—
Leasehold improvements financed by landlord	$—	$8,144

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Quarterly Report to conform such statements to actual results or to changes in our expectations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the Caption “Risk Factors” and under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” and in our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: the need for additional financing; costly acquisitions, including our proposed acquisition of VGX Pharmaceuticals, Inc.; our history of losses; our reliance on a small number of licensing partners; our ability to maintain existing corporate and academic arrangements; NYSE Amex may delist our securities; the market for our stock is volatile; outcome of pre-clinical research and clinical trials; lack of regulatory approvals; ability to develop commercially successful products; safety and efficacy of products; compliance with regulatory requirements; stockholder litigation; enforceability of proprietary rights; infringement of proprietary rights of others; potential product liability claims; and loss of key personnel.

General

Inovio Biomedical Corporation, or “Inovio,” a Delaware corporation, organized in 2001, is a San Diego-based biomedical company focused on the development and enhancement of next-generation vaccines to prevent or treat cancers and chronic infectious diseases. Such vaccines, which could potentially protect millions of people from debilitation or death from diseases without adequate treatments, may represent significant market opportunities. Historically, successful development of this new generation of vaccines—DNA vaccines—has been hindered by the lack of safe, efficient and cost effective DNA delivery methods capable of enabling their potency.  Inovio’s electroporation-based DNA delivery technology has shown potential in pre-clinical and clinical studies to play a pivotal role in facilitating delivery and enhancing the potency of preventive and therapeutic vaccines.

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

Our business strategy to realize value for the company and its stockholders is as follows:

First, we have leveraged our patented technologies through licensing and collaborations, such as our licensing arrangements with Merck & Co., Inc., or “Merck,” Wyeth Pharmaceuticals, or “Wyeth” and Vical Inc., or “Vical,” among other research-driven biopharmaceutical companies as well as government and non-government agencies. We are licensing the use of our electroporation-based DNA delivery systems for partners to use in conjunction with their proprietary DNA vaccines or DNA-based immunotherapies. These arrangements provide us with some combination of upfront payments, development fees, milestone payments, royalties and a supply agreement. These collaborators either have active programs that are pursuing development of proprietary agents or researching the use of our technology or are currently evaluating such programs.

Second, we are pursuing proprietary vaccine development or co-development, resulting in whole or partial ownership in promising vaccines to prevent or treat cancers and chronic infectious diseases.

We have a patent portfolio covering in vivo electroporation, as well as a range of apparatuses, methodologies, conditions, and applications including oncology, gene delivery, vascular, transdermal as well as ex vivo electroporation.

On July 7, 2008, Inovio and VGX Pharmaceuticals, Inc. (“VGX”), a privately-held developer of DNA vaccines, executed a definitive merger agreement providing for the issuance of Inovio shares in exchange for all of the outstanding securities of VGX and the merger of an acquisition subsidiary of Inovio with VGX (the “Merger”). Inovio and VGX subsequently negotiated an amended and restated merger agreement (the “Amended Agreement”), which the parties executed on December 5, 2008. Completion of the Merger under the Amended Agreement remains subject to receipt of approval from both companies’ stockholders, and other customary closing conditions.  The stockholders of each of Inovio and VGX will vote on approval of the Merger at special meetings to be held on May 29, 2009.

As of March 31, 2009, we had an accumulated deficit of $156.3 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

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

Revenue Recognition. Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, and EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables.

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

We record patents at cost and amortize these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent cost consists of the consideration paid for patents and related legal costs. License costs are recorded based on the fair value of consideration paid and amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement. As of March 31, 2009, our goodwill and intangible assets resulting from acquisition costs of Inovio AS, and additional intangibles including patents and license costs, net of accumulated amortization, totaled $9.6 million.

The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, we reduce the carrying value of the intangible asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from our intangible assets will exceed the intangible assets’ carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2009.

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

Auction Rate Securities and Auction Rate Securities Rights.  We account for Auction Rate Securities (“ARS”) under FAS 115, Accounting for Certain Investments in Debt and Equity Securities, and FAS 157, Fair Value Measurements. We account for ARS Rights in accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115. Our investments in ARS and our ARS Rights are recorded at their estimated fair value as there is currently no liquid market which indicates value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS and our ARS Rights as of March 31, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS and ARS Rights. Changes in the estimated fair value of the ARS and ARS Rights are reflected in the consolidated statement of operations as “Other income, net.”

Registered Common Stock Warrants.  We account for registered common stock warrants in accordance with EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. We classify registered warrants on the consolidated balance sheet as a current liability which is revalued at each balance sheet date subsequent to the initial issuance in October 2006 and August 2007. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. We develop our estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the consolidated statement of operations as “Other income, net.”

Recent Accounting Pronouncements

Adoption of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 was effective for us on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115. SFAS No. 159 allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of operations. SFAS No. 159 includes available-for-sale securities in the assets eligible for this treatment. Currently, we record the unrealized gains or losses for the period in comprehensive income (loss) and in the equity section of the balance sheet. SFAS No. 159 was effective for us on January 1, 2008. We did not elect to adopt the fair value option under SFAS No. 159 on any assets or liabilities not previously carried at fair value, except for the Auction Rate Securities Rights (“ARS Rights”) that were recorded in connection with our acceptance of the offer of ARS Rights from UBS as more fully described in Note 3 to our condensed consolidated financial statements.

In June 2007, the EITF issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF Issue No. 07-3 is effective for new contracts entered into beginning on January 1, 2008. The adoption of EITF Issue No. 07-3 did not have a material impact on our condensed consolidated financial statements.

In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The adoption of EITF Issue No. 07-1 did not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This statement is effective for us with respect to business combination transactions for which the acquisition date is after December 31, 2008. We have prepared and filed a Registration Statement on Form S-4, as amended with the Securities and Exchange Commission in connection with the proposed Merger (the “Registration Statement”).  The unaudited pro forma combined financial statements included in the Registration Statement were prepared in accordance with SFAS No. 141(R).  The impact of adopting SFAS No. 141(R) on our consolidated financial statements depends on the terms of any future business combination transactions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin, or ARB, No. 51). SFAS No. 160 requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This statement is effective for fiscal years beginning after December 31, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of SFAS No. 160 are required to be applied retrospectively for all periods presented. The retrospective presentation and disclosure requirements of this statement will be applied to any prior periods presented in financial statements for the fiscal year ending December 31, 2009, and later periods during which we have a consolidated subsidiary with a noncontrolling interest. As of March 31, 2009, we did not have any consolidated subsidiaries in which there is a noncontrolling interest.  However, the unaudited pro forma combined financial statements included in the Registration Statement have been prepared in accordance with SFAS No. 160.

In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors to be considered in assumptions used to determine the useful lives of recognized intangible assets recognized under SFAS No. 142. The new guidance applies to intangible assets with contractual lives that are acquired individually or with a group of assets as well as those assets acquired in a business combination. The new guidance is effective for fiscal years beginning after December 15, 2008 and interim periods. The adoption of FSP No. 142-3 did not have a material impact on our condensed consolidated financial statements.

In November 2008, FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of EITF 08-7 did not have a material impact on our condensed consolidated financial statements.

Results of Operations

Revenue. We had total revenue of $369,000 for the three months ended March 31, 2009, compared to $653,000 for the three months ended March 31, 2008.  Revenue primarily consists of license fees, milestone payments and amounts received from collaborative research and development agreements and grants.

Revenue from license fees and milestone payments was $213,000 for the three months ended March 31, 2009, as compared to $193,000 for the three months ended March 31, 2008.  The increase in revenue under license fees and milestone payments for the three month period ended March 31, 2009, as compared to the comparable period in 2008, was mainly due to higher revenue recognized from various smaller license agreements.

During the three months ended March 31, 2009, we recorded revenue under collaborative research and development arrangements of $54,000 as compared to $460,000 for the three months ended March 31, 2008.  This decrease in revenue was primarily due to a decrease in Merck collaborative research billings from $235,000 in the three months ended March 31, 2008 to $54,000 in the three months ended March 31, 2009, as well as no billings to Wyeth related to our collaborative agreement, as compared to $225,000 in Wyeth billings for the three months ended March 31, 2008.  Revenues from collaborative research and development arrangements are expected to decline in 2009 as compared to 2008, as Wyeth continues to evaluate internal strategic options prior to initiating further development of electroporation-based infectious disease programs. Under our research and collaboration agreement with Merck, we have provided the majority of the required device development for use in their clinical trials, and we believe that development activities for Merck will be limited until trial results are obtained.

During the three months ended March 31, 2009, we recorded grant and miscellaneous revenue of $102,000.  There was no grant and miscellaneous revenue for the three months ended March 31, 2008.  The increase in grant and miscellaneous revenue for the three months ended March 31, 2009, as compared to the comparable period in 2008, was due to revenue recognized from a Department of Defense (U.S. Army) grant we received on September 26, 2008.  This grant has a total value of $933,000, will fund research and development of DNA-based vaccines delivered via our proprietary electroporation system and will run through May 2010. This project is focused on identifying DNA vaccine candidates with the potential to provide rapid, robust immunity to protect against bio-warfare and bioterror attacks.

Research and Development Expenses. Research and development expenses for the three months ended March 31 2009, were $964,000 compared to $1.6 million for the three months ended March 31, 2008.  The decrease in research and development expenses for the three months ended March 31, 2009, as compared to the comparable period in 2008, was primarily due to lower personnel costs due to lower employee headcount during the period as well as a decrease in clinical trial expenses as there were minimal costs incurred related to closing down the SECTA clinical programs.

General and Administrative Expenses.  General and administrative expenses, which include business development expenses and the amortization of intangible assets, for the three months ended March 31, 2009, were $3.0 million as compared to $2.4 million for the three months ended March 31, 2008. The increase in general and administrative expenses for the three months ended March 31, 2009, as compared to the comparable period in 2008, was primarily due to extraordinary legal and related fees associated with the pending Merger and other corporate matters.   We expect these legal fees to decrease to a significant extent in quarters following the Merger, should it be approved and consummated. These increases were offset by a decrease in outside consulting services related to partnering our SECTA therapy program and other corporate advisory services as well as lower personnel costs and employee stock-based compensation expense.

Stock-based Compensation.  Stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee’s requisite service period. Total compensation cost under SFAS No. 123(R) for our stock plans for the three months ended March 31, 2009 and 2008 was $155,000 and $326,000, respectively.  From these amounts, $32,000 and $90,000 was included in research and development expenses and $123,000 and $236,000 was included in general and administrative expenses, respectively.  The decline in stock-based compensation cost for the three months ended March 31, 2009 was primarily due to a decline in our stock price, fewer options granted and a reduction in headcount.

Other Income, net.  We recorded other income, net, for the three months ended March 31, 2009 of $62,000 as compared to $25,000 for the three months ended March 31, 2008.  The increase in other income is primarily due to the revaluation of registered common stock warrants issued by us in October 2006 and August 2007.  We are required to revalue the warrants at each balance sheet date to fair value.  If unexercised, the warrants will expire in October 2011 and August 2012, respectively.

Interest Income, net.  Interest income, net, for the three months ended March 31, 2009, was $34,000 as compared to $299,000 for the three months ended March 31, 2008.  The decrease in interest and other income for the first three months of 2009, as compared to 2008, was primarily due to a lower cash and investments balance and lower average interest rate.

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

Working Capital and Liquidity

As of March 31, 2009, we had negative working capital of $2.6 million as compared to $554,000 as of December 31, 2008. The decrease in working capital during the three months ended March 31, 2009 was due to expenditures related to our research and development activities, as well as various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development. Additionally, our working capital was negatively impacted by the classification of our ARS and related ARS Rights as long-term assets, while our line of credit of $12.1 million, which we anticipate will be paid in full upon the redemption of our ARS by UBS as soon as June 2010, is classified as a current liability.  If the line of credit is reclassified to long-term to off-set the ARS and ARS Rights, working capital as of March 31, 2009 and December 31, 2008 would be $9.4 million and $12.7 million, respectively.   Management believes that Inovio’s cash and cash equivalents at March 31, 2009 are sufficient to meet its planned working capital needs through March 31, 2010. To continue our product development we plan to raise additional working capital through equity or debt financings.

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

In December 2008, we, via our wholly-owned subsidiary Genetronics, Inc., or “Genetronics”, which holds the ARS, accepted an offer of ARS Rights from UBS. The ARS Rights permit us to require UBS to purchase our ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. If we do not exercise our ARS Rights, the ARS will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction fails. If the ARS Rights are not exercised before July 2, 2012 they will expire and UBS will have no further obligation to buy our ARS. UBS has the discretion to purchase or sell our ARS at any time without prior notice so long as we receive a payment at par upon any sale or disposition. UBS will only exercise its discretion to purchase or sell our ARS for the purpose of restructurings, dispositions or other solutions that will provide us with par value for our ARS. As a condition to accepting the offer of ARS Rights, we released UBS from all claims except claims for consequential damages relating to its marketing and sales of ARS. We also agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund.

In conjunction with the acceptance of the ARS Rights, we also amended our existing loan agreement with UBS Bank USA, increasing the existing credit line up to $12.1 million, with the ARS pledged as collateral. The loan will be treated as a “no net cost loan”, as it will bear interest at a rate equal to the average rate of interest paid to Genetronics on the pledged ARS, and the net interest cost to Genetronics will be zero. We fully drew down on the line of credit in December 2008.

Typically the fair value of ARS approximates par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS at the maximum contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS and our ARS Rights as of March 31, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS and ARS Rights.

As of March 31, 2009, we had an accumulated deficit of $156.3 million. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. The outcome of the above matters cannot be predicted at this time. We are evaluating potential collaborations as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond next year.

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

•                                          Our general and administrative costs;

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

The global financial markets have recently experienced severe limits on available credit for companies of all sizes, and significant volatility in market prices, limiting the ability of companies to raise capital at favorable prices, if at all. This lack of liquidity and the consistently changing market conditions are currently impacting our ARS as discussed above, as well as creating significant fluctuations in the market price of our common stock. We do not know how long such conditions will last in the global financial markets, and additional funding—whether via incurrence of debt or equity sales—may not  be available when needed or on favorable terms. If necessary funding is not available, we will be required to scale back our research and development programs, preclinical studies and clinical trials, and selling, general, and administrative activities, or otherwise reduce or cease operations and our business and financial results and condition would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets, and the recent fluctuations in interest rates and availability of funding in the credit markets primarily impacts the performance of our investments. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities.

Fair Value measurements

All of our investment securities are classified as trading securities and are reported on the condensed consolidated balance sheet at market value. Our investment securities consist of (AAA rated) auction rate securities (“ARS”) issued primarily by municipalities, with a par value of approximately $13.6 million. The negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of ARS. In early March 2008, we were informed that there was insufficient demand at auction for all six of our ARS. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature.

In December 2008, we, via our wholly-owned subsidiary Genetronics, Inc., or “Genetronics”, which holds the ARS, accepted an offer of ARS Rights from our investment advisor, UBS Financial Services, Inc., a subsidiary of UBS AG, or UBS. The ARS Rights permit us to require UBS to purchase our ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. If we do not exercise our ARS Rights, the ARS will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction fails. If the ARS Rights are not exercised before July 2, 2012 they will expire and UBS will have no further obligation to buy our ARS. UBS has the discretion to purchase or sell our ARS at any time without prior notice so long as we receive a payment at par upon any sale or disposition. UBS will only exercise its discretion to purchase or sell our ARS for the purpose of restructurings, dispositions or other solutions that will provide us with par value for our ARS. As a condition to accepting the offer of ARS Rights, we released UBS from all claims except claims for consequential damages relating to its marketing and sales of ARS. We also agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund.

In conjunction with the acceptance of the ARS Rights, we also amended our existing loan agreement with UBS Bank USA, increasing the existing credit line up to $12.1 million, with the ARS pledged as collateral. The loan will be treated as a “no net cost loan”, as it will bear interest at a rate equal to the average rate of interest paid to us on the pledged ARS, and our net interest cost will be zero. We fully drew down on the line of credit in December 2008.

In the event we need to access the funds that are in an illiquid state, we will not be able to do so without the possible loss of principal, until a future auction for these investments is successful or they are redeemed by the issuer or they mature.

Foreign Currency Risk

We have operated primarily in the United States and most transactions during the three months ended March 31, 2009, have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, nor do we have any foreign currency hedging instruments in place.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Plaintiff’s original counsel withdrew from the case, and plaintiff was proceeding pro se until obtaining a new attorney who appeared in September of 2008 and filed a nine-count amended complaint. The Court dismissed three of Plaintiff’s counts and Plaintiff thereafter filed a nine-count second amended complaint by which Plaintiff seeks approximately $780,000 in damages. The plaintiff has not yet served Inovio AS. The Company disputes the allegations, believes they are without merit and intends to vigorously defend against them.  Currently, a trial date has been set for May 2009.

Item 1A. Risk Factors

You should carefully consider and evaluate each of the following factors as well as the other information in this quarterly report on Form 10-Q, including our financial statements and the related notes, in evaluating our business and prospects.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.  If any of the following risks actually occur, our business and financial results could be harmed.  In that case, the trading price of our common stock could decline.   You should also consider the more detailed description of our business contained in our annual report on Form 10-K for the year ended December 31, 2008, which we filed with the Securities and Exchange Commission on March 31, 2009.

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

ACQUISITIONS, INCLUDING OUR PROPOSED ACQUISITION OF VGX, MAY BE COSTLY AND DIFFICULT TO INTEGRATE, MAY DIVERT MANAGEMENT RESOURCES OR DILUTE STOCKHOLDER VALUE.

We have considered and made strategic acquisitions in the past, including the acquisition of Inovio AS, and in the future, may acquire or invest in complementary companies, products or technologies. As part of our business strategy, we may acquire assets or businesses principally relating to or complementary to our current operations, and we have in the past evaluated and discussed such opportunities with interested parties. Further, in 2008 we announced an agreement to acquire VGX Pharmaceuticals, Inc.  Any acquisitions we undertake will be accompanied by issues commonly encountered in business acquisitions, which could adversely affect us, including:

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

•	The level of corporate expenditures required to complete the merger process and, if completed, subsequently integrate the operations of the parties;

•	Any assessments of the companies’ proposed combined technology by potential corporate or other partners or collaborators;

•	Potential stockholder litigation in connection with the merger;

•	Evaluation of the transaction by the NYSE Amex, which may impact the current and/or additional listing of the Company’s securities; and

•	The impact of the application of FAS 141(R) to the accounting treatment of the merger, if consummated.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

As of March 31, 2009, we had an accumulated deficit of $156.3 million. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research, development and clinical efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. The outcome of these matters cannot be predicted at this time. We are evaluating additional potential partnerships and collaborative agreements as a way to further fund operations, but there is no assurance we will be able to secure partnerships or other arrangements that will provide the required funding, if at all. We will continue to rely on outside sources of financing to meet our capital needs beyond next year. In the past, we have raised funds through the public and private sale of our stock, and we are likely to seek to do this in the future. However, due to the significant fluctuations in the market price of our common stock as a result of the extreme fluctuations in the global financial markets, there may not be sufficient investor interest in such sales at such time as we seek to raise additional funds, or if there is interest, it may not be at a price or on terms favorable to us.

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

We derive a significant portion of our revenue from a limited number of licensing partners in each period. Accordingly, if we fail to sign additional future contracts with major licensing partners, if a licensing contract is delayed or deferred, or if an existing licensing contract expires or is cancelled and we fail to replace the contract with new business, our revenue would be adversely affected. Until commercialization of our Medpulser® Electroporation System, we expect that a limited number of licensing partners will continue to account for a substantial portion of our revenue in each quarter in the foreseeable future. During the three months ended March 31, 2009 and 2008, one licensing partner, Merck, accounted for approximately 15% and 36%, respectively, of our consolidated revenue. During the three months ended March 31, 2009 and 2008 another licensing partner, Wyeth, accounted for approximately 28% and 50%, respectively, of our consolidated revenue.  We expect revenues from Wyeth and Merck to be significantly lower in 2009, as Wyeth evaluates internal strategic options prior to initiating further development of electroporation-based infectious disease programs, and development activities for Merck will be limited for the foreseeable future. Further, Wyeth has recently agreed to be acquired by Pfizer Inc. and Merck has recently agreed to merge with Schering-Plough Corporation. Development and funding priorities may change as a result of these transactions, which may lead to the suspension or termination of our relationships with Wyeth or Merck. Any such suspension or termination would likely adversely affect our business.

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

Merck can terminate its May 2004 license and collaboration agreement with us at any time in its sole discretion, without cause, by giving ninety days’ advance notice to us. During the three months ended March 31, 2009 and 2008, Merck accounted for approximately 15% and 36%, respectively, of our consolidated revenue.

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

Our securities are currently listed on the NYSE Amex (the “NYSE Amex”), a national securities exchange, and in recent months have experienced a significant drop in market price. The NYSE Amex may seek to delist our securities from trading on its exchange if the NYSE Amex determines that the market price of our common stock has been persistently too low or if we fail to maintain compliance with other requirements of continued listing on the NYSE Amex. If NYSE Amex finds that we are non-compliant, it will issue a warning letter, which will require us to respond regarding potential actions we intend to take to support the market price. If such actions are not found sufficient by the NYSE Amex, if we cannot obtain any required approvals for such actions from our stockholders, or we otherwise cannot or do not complete such actions in a timely manner, the NYSE Amex will initiate the delisting process. If the NYSE Amex delists our securities from trading on its exchange and we are unable to relist our securities on the NYSE Amex or another national securities exchange due to the level of the perceived market price of shares of its common stock, the Company could face significant material adverse consequences, including:

•	an inability to fulfill the closing conditions for the pending merger with VGX Pharmaceuticals, Inc. under the terms of the definitive merger agreement;

•	a limited availability of market quotations for its securities;

•

a determination that its common stock is a “penny stock” which will require brokers trading in its common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the trading market for Inovio common stock;

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

IF WE DO NOT HAVE ENOUGH CAPITAL TO FUND OPERATIONS, THEN WE WILL HAVE TO CUT COSTS.

If we are unable to raise additional funds, then we will have to take measures to cut costs, such as:

•

Delaying, scaling back or discontinuing one or more of our gene delivery programs or other aspects of operations, including laying off personnel or stopping or delaying planned preclinical research and the initiation or continuation of clinical trials;

•	The sale or license some of our technologies that we would not otherwise sell or license if we were in a stronger financial position;

•	The sale or license of some of our technologies under terms that are less favorable than they otherwise might have been if we were in a stronger financial position; and

•	Potentially merging with another company or positioning ourselves to be acquired by another company.

If it became necessary to take one or more of these actions, then our perceived valuation may be lower, which could impact the market price for our common stock. Further, the effects on our operations, financial performance and stock price may be significant if we do not or cannot act in a timely manner, and our ability to do so may be limited significantly due to the instability of the global financial markets and the resulting limitations on available financing to us and to potential licensees, buyers and investors.

THE MARKET FOR OUR STOCK IS VOLATILE, WHICH COULD ADVERSELY AFFECT AN INVESTMENT IN OUR STOCK.

Our share price and trading volume are traditionally highly volatile, and such volatility has been exacerbated by the current crisis in the global financial markets. Such volatility is not unusual for biomedical companies of our size, age, and with a discrete market niche and is likely to continue even if the global markets stabilize. It also is common for the trading volume and price of biotechnology stocks to be unrelated to a company’s operations, i.e. to increase or decrease on positive or no news. Our stock has exhibited this type of behavior in the past, and will likely exhibit it in the future. The historically low trading volume of our stock, in relation to many other biomedical companies of our size, makes it more likely that a severe fluctuation in volume, either up or down, will affect the stock price.

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

•

Announcement of an investigation of or an action against us by the SEC, NYSE Amex, or other state or federal regulatory authorities related to corporate governance or securities issues, especially if such circumstances result in negative outcomes such as a significant restatement of our prior financial results;

•	Cancellation of corporate collaborations which include Merck, Wyeth as well as other material agreements;

•	Public concern as to the safety or efficacy of our human-use products including public perceptions regarding gene therapy in general;

•	Potential negative market reaction to the terms or volume of any issuances of shares of our stock to new investors or service providers;

•	Stockholders’ decisions, for whatever reasons, to sell large amounts of our stock;

•	Declining working capital to fund operations, or other signs of apparent financial uncertainty;

•	Significant advances made by competitors that adversely affect our potential market position; and

•	The loss of key personnel and the inability to attract and retain additional highly-skilled personnel.

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

Successful approval, marketing, and sales of our human-use equipment are also critical to the financial future of our company. Our human-use products are not yet approved for sale in the United States and other jurisdictions and we may never obtain these approvals regardless of whether we achieve successful clinical trial results utilizing such human-use products. Any sales may not be as large or as timely as we expect. These uncertainties may further cause our operating results to fluctuate dramatically in the next several years.

OUR ABILITY TO UTILIZE OUR NET OPERATING LOSSES AND CERTAIN OTHER TAX ATTRIBUTES IS LIMITED.

As of December 31, 2008, we had net operating losses (NOLs) of approximately $59.4 million for federal income tax purposes and approximately $58.0 million for state income tax purposes. We also had federal research tax credit carryforwards of approximately $1.2 million as of December 31, 2008. Utilization of the NOLs and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and similar state provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. An analysis was performed of ownership activity through December 31, 2008 which indicated that multiple ownership changes have occurred in previous years which created annual limitations on the Company’s ability to utilize NOL and tax credit carryovers. Such limitations will result in approximately $12.7 million of tax benefits related to NOL and tax credit carryforwards that will expire unused. These limitations on our net operating loss carryforwards that can be used to offset post-ownership change in taxable income would adversely affect our liquidity and cash flow, as and when we become profitable.

IF WE ARE UNABLE TO DEVELOP COMMERCIALLY SUCCESSFUL PRODUCTS, OUR BUSINESS WILL BE HARMED AND WE MAY BE FORCED TO CURTAIL OR CEASE OPERATIONS.

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

Any such events would have a serious negative impact on our company. Any termination of ongoing enrollment or other delay or change in the conduct of our clinical trials may not always be understood or accepted by the capital markets and announcements of such scientific results and related actions may adversely affect the market price of our common stock. We have experienced such problems in the past when we stopped further patient enrollment in two Phase III pivotal studies for squamous cell head and neck cancer in 2007.

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

Clinical trials are unpredictable, especially human-use trials. Results achieved in early stage clinical trials may not be repeated in later stage trials, or in trials with more patients. When early positive results were not repeated in later stage trials, pharmaceutical and biotechnology companies have suffered significant setbacks. Not only are commercialization timelines pushed back, but some companies, particularly smaller biotechnology companies with limited cash reserves, have discontinued business after releasing news of unsuccessful clinical trial results. We cannot be certain the results we observe in our pre-clinical testing will be confirmed in clinical trials or the results of any of our clinical trials will support FDA approval. If we experience unexpected, inconsistent or disappointing results in connection with a clinical or pre-clinical trial our business will suffer.

A delay in our pre-clinical research or our clinical trials, for whatever reason, would require us to spend additional funds to keep our product(s) moving through the regulatory process. If we do not have or cannot raise additional funds, then the testing of our human-use products could be discontinued. In the event our pre-clinical research or our clinical trials are not successful, we will have to determine whether to continue to fund our programs to address the deficiencies, or whether to abandon our clinical development programs for our products in tested indications. Loss of our human-use product line would be a significant setback for our company.

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

WE MUST COMPLY WITH ON-GOING REGULATORY REQUIREMENTS.

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

WE RELY ON COLLABORATIVE AND LICENSING RELATIONSHIPS TO FUND A PORTION OF OUR RESEARCH AND DEVELOPMENT EXPENSES.

Our collaborators fund a portion of our research and development expenses and assist us in the research and development of our human-use equipment. These collaborations help pay the salaries and other overhead expenses related to research. In the past, we have encountered operational difficulties after the termination of an agreement by a former collaborator. Because this collaboration was terminated, we did not receive significant milestone payments which we had expected and were forced to delay some clinical trials as well as some product development. We may experience such operational difficulties or termination of such relationships without anticipated payment again in the future.

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

•	We may lose rights to inventions made by our collaborators in the field of our business, which can lead to expensive litigation and unwanted competition;

•	Our collaborators may not keep our confidential information to themselves, which can lead to loss of our right to seek patent protection and loss of trade secrets, and expensive litigation; and

•	Collaborative associations can damage a company’s reputation if they fail.

The results from these collaborations may not be successful. We also may not be able to continue to collaborate with individuals and institutions that will further develop our products. If we are not able to maintain or develop new collaborative relationships, it is likely that our research pace will slow down and that it will take longer to identify and commercialize new products, or new indications for our existing products.

WE MAY BE SUBJECT TO STOCKHOLDER LITIGATION, WHICH WOULD HARM OUR BUSINESS AND FINANCIAL CONDITION.

We may have actions brought against us by stockholders relating to our proposed merger with VGX, past transactions, changes in our stock price or other matters. Any such actions could give rise to substantial damages, and thereby have a material adverse effect on our consolidated financial position, liquidity, or results of operations. Even if an action is not resolved against us, the uncertainty and expense associated with stockholder actions could harm our business, financial condition and reputation. Litigation can be costly, time-consuming and disruptive to business operations. The defense of lawsuits could also result in diversion of our management’s time and attention away from business operations, which could harm our business.

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

Danger of Being Charged With Infringement.  We may use a patented technology owned by another person and/or be charged with infringement. Defending against a charge of infringement can involve lengthy and costly legal actions. Biotechnology companies comparable to us in size and financial position have discontinued business after losing infringement battles. If we or our collaborators were prevented from using or selling our human-use equipment, then our business would be materially adversely affected.

Freedom to Operate Issues.  We are aware that patents related to electrically-assisted drug delivery have been granted to, and patent applications have been filed by our potential competitors. We or our collaborators have received licenses to use some of these patents, and will consider receiving additional licenses in the future.

Nevertheless, the competitive nature of our field of business and the fact that others have sought patent protection for technologies similar to ours make these potential issues significant.

In addition to patents, we also rely on trade secrets and proprietary know-how. We try to protect this information with appropriate confidentiality and inventions agreements with our employees, scientific advisors, consultants, and collaborators. We may not be able to protect ourselves if these agreements are breached, or our trade secrets otherwise become known or be independently discovered by competitors. If any of these events occur, then we face the potential of losing control over valuable company information, which could negatively affect our competitive position.

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

As of March 31, 2009, to our knowledge, there have not been any serious adverse events in any gene therapy clinical trials in which our technology was used. In the future, if one or a series of serious adverse events were to occur during a gene therapy clinical trial in which our technology was used, we would report all such events to the FDA and other regulatory agencies as required by law. Such serious adverse events, whether treatment-related or not, could result in negative public perception of our treatments and require additional regulatory review or other measures, which could increase the cost of or prolong our gene therapy clinical trials or require us to halt our clinical trials altogether.

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

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months and the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. We need liquidity to pay our operating expenses, make timely principal and interest payments on our debt and replace certain maturing liabilities

Our investment securities consist of high-grade (AAA rated) auction rate securities (“ARS”) issued primarily by municipalities, with a par value of approximately $13.6 million. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of ARS. In early March 2008, we were informed that there was insufficient demand at auction for all six of our high-grade ARS. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature.

In December 2008, we, via our wholly-owned subsidiary Genetronics, Inc., or “Genetronics”, which holds the ARS, accepted an offer of ARS Rights from UBS. The ARS Rights permit us to require UBS to purchase our ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. If we do not exercise our ARS Rights, the ARS will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction fails. If the ARS Rights are not exercised before July 2, 2012 they will expire and UBS will have no further obligation to buy our ARS. UBS has the discretion to purchase or sell our ARS at any time without prior notice so long as we receive a payment at par upon any sale or disposition. UBS will only exercise its discretion to purchase or sell our ARS for the purpose of restructurings, dispositions or other solutions that will provide us with par value for our ARS. As a condition to accepting the offer of ARS Rights, we released UBS from all claims except claims for consequential damages relating to its marketing and sales of ARS. We also agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund.

In conjunction with the acceptance of the rights offering, Genetronics also amended its existing loan agreement with UBS Bank USA, increasing the existing credit line up to $12.1 million, with the ARS pledged as collateral. Genetronics fully drew down on the line of credit in December 2008. Although the Company has been able to regain limited liquidity through this line of credit secured by the ARS and expects redemption of the ARS pursuant to the rights obtained, the line of credit may not provide sufficient liquidity for the Company’s current operational needs.

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

Under our registration statement that the SEC declared effective on May 25, 2006, we have registered an aggregate of $75.0 million of our equity securities that we may issue from time to time, in one or more offerings at prices and on terms that we will determine at the time of each offering. Under that registration statement, we have registered multiple kinds of our equity securities, including our common stock, preferred stock, warrants and a combination of these securities, or units. Through March 31, 2009, we have “taken-down” from our shelf registration statement, and issued and sold, an aggregate of 9,035,378 shares of our common stock valued at $26.9 million and warrants to purchase up to 1,575,919 shares of our common stock valued at $3.9 million and, if those warrants are fully exercised, we will have issued an additional 1,575,919 shares of our common stock under that shelf registration statement. In other words, the shares of common stock we have sold in offerings from our shelf registration statement as of the date of this report represent approximately 36% of the value of the aggregate equity securities from our shelf registration statement (41% if the warrants we have sold from our shelf registration statement are fully exercised). While that amount is only approximately 24% of our outstanding shares of common stock as of March 31, 2009, future issuances and sales of our common stock or securities exercisable for or convertible into our common stock pursuant to our existing shelf registration statement, if in substantial numbers, and even the availability for issuance of the securities registered under our shelf registration statement, could adversely affect the market price of our shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Inovio Biomedical Corporation

Date: May 14, 2009	By:	/s/ Avtar Dhillon
Avtar Dhillon
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2009	By:	/s/ Peter Kies
Peter Kies
Chief Financial Officer
(Principal Financial and Accounting Officer)