Form 10-Q
period 2009-06-30
INOVIO BIOMEDICAL CORP
filed 2009-08-19
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, was 101,974,362, as of August 17, 2009.

INOVIO BIOMEDICAL CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2009

Part I. Financial Information

Item 1. Financial Statements

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,282,757	$14,115,281
Accounts receivable	230,080	671,187
Accounts receivable from affiliated entity	1,189,779	—
Prepaid expenses and other current assets	865,841	477,285
Inventory purchases from affiliated entity	177,969	—
Short-term investments	10,107,319	—
Auction rate security rights	3,404,389	—

Total current assets	24,258,134	15,263,753

Long-term investments	—	9,169,471
Auction rate security rights	—	4,281,494
Fixed assets, net	465,885	353,807
Intangible assets, net	13,942,078	5,850,540
Goodwill	10,113,371	3,900,713
Investment in affiliated entity	14,206,736	—
Other assets	287,147	167,250

Total assets	$63,273,351	$38,987,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,277,006	$1,367,300
Accounts payable due to affiliated entity	40,821	—
Accrued clinical trial expenses	299,891	399,919
Line of credit	12,088,199	12,109,423
Common stock warrants	556,754	224,582
Deferred revenue	2,692,667	523,544
Deferred rent	78,753	84,814

Total current liabilities	20,034,091	14,709,582

Deferred revenue, net of current portion	103,531	4,269,151
Deferred rent, net of current portion	22,530	14,898
Deferred tax liabilities	855,750	887,250
Long term debt	4,400,000	—

Total liabilities	25,415,902	19,880,881

Inovio Biomedical Corporation Stockholders’ equity:
Common stock	85,822	44,022
Additional paid-in capital	204,017,815	171,868,914
Accumulated deficit	(166,930,379)	(152,812,948)
Stockholder note receivable	(27,317)	—
Accumulated other comprehensive income	44,931	6,159

Total Inovio Biomedical Corporation stockholders’ equity	37,190,872	19,106,147

Non-controlling interest	666,577	—

Total stockholders’ equity	37,857,449	19,106,147

Total liabilities and stockholders’ equity	$63,273,351	$38,987,028

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
License fee and milestone payments	$2,275,374	$203,924	$2,488,472	$396,753
Revenue under collaborative research and development arrangements	102,317	459,110	156,775	919,295
Grant and miscellaneous revenue	113,898	—	215,792	—

Total revenue	2,491,589	663,034	2,861,039	1,316,048

Operating expenses:
Research and development	1,181,194	1,679,264	2,144,927	3,276,652
General and administrative	4,300,772	3,086,180	7,266,914	5,487,685

Total operating expenses	5,481,966	4,765,444	9,411,841	8,764,337

Loss from operations	(2,990,377)	(4,102,410)	(6,550,802)	(7,448,289)

Other income (expense):
Interest income/(expense), net	(29,931)	191,371	3,717	490,120
Other expense, net	(267,678)	(112,733)	(205,396)	(87,312)
Loss from investment in affiliated entity	(7,368,680)	—	(7,368,680)	—

Net loss from operations	(10,656,666)	(4,023,772)	(14,121,161)	(7,045,481)

Net loss attributable to non-controlling interest	3,730	—	3,730	—

Net loss attributable to Inovio Biomedical Corporation	$(10,652,936)	$(4,023,772)	$(14,117,431)	$(7,045,481)

Loss per common share — basic and diluted:

Net loss per share attributable to Inovio Biomedical Corporation stockholders	$(0.19)	$(0.09)	$(0.28)	$(0.16)

Weighted average number of common shares outstanding — basic and diluted	57,303,620	43,874,739	50,743,262	43,856,341

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Cash flows from operating activities:
Net loss	$(14,117,431)	$(7,045,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	101,333	94,573
Amortization of intangible assets	466,612	414,796
Change in value of common stock warrants	332,172	86,125
Gain on long-term investments	(937,848)	—
Loss on auction rate security rights	877,105	—
Stock-based compensation	885,910	566,408
Compensation for services paid in common stock	—	33,750
Amortization of deferred tax liabilities	(31,500)	(31,500)
Deferred rent	(41,075)	(30,973)
Loss on disposal of assets	1,756	5,473
Loss from investment in affiliated company	7,368,680	—
Gain on long-term investment in affiliated entity	(5,502)	(60,345)
Changes in operating assets and liabilities:
Accounts receivable	444,841	597,088
Prepaid expenses and other current assets	(221,600)	38,608
Accounts payable and accrued expenses	(185,880)	85,017
Deferred revenue	(2,230,638)	(160,795)

Net cash used in by operating activities	(7,293,065)	(5,407,256)

Cash flows from investing activities:
Purchases of long-term investments	—	(4,500,000)
Proceeds from long-term investments	—	8,000,000
Purchases of capital assets	(10,259)	(66,216)
Net cash provided by acquisition	1,611,280	—
Additions to intangible assets and other assets	(116,567)	(190,746)

Net cash provided by investing activities	1,484,454	3,243,038

Cash flows from financing activities:
Repayment of line of credit	(21,224)	—

Net cash provided by financing activities	(21,224)	—

Effect of exchange rate changes on cash and equivalents	(2,689)	20,091

Decrease in cash and equivalents	(5,832,524)	(2,144,127)

Cash and cash equivalents, beginning of period	14,115,281	10,250,929

Cash and cash equivalents, end of period	$8,282,757	$8,106,802

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Description of Business

Inovio Biomedical Corporation (the “Company” or “Inovio”) is engaged in the discovery, development, and delivery of a new generation of vaccines, called DNA vaccines, focused on cancers and infectious diseases. Our SynCon™ technology enables the design of “universal” DNA-based vaccines capable of providing cross-protection against new, unmatched strains of pathogens such as influenza. The Company’s electroporation DNA delivery technology uses brief, controlled electrical pulses to increase cellular DNA vaccine uptake. Initial human data has shown this method can safely and significantly increase gene expression and immune responses. The Company’s clinical programs include human papillomavirus (“HPV”)/cervical cancer (therapeutic) and human immunodeficiency virus (“HIV”) vaccines. The Company has filed an Investigational New Drug application (“IND”) with the Food and Drug Administration (“FDA”) for an avian influenza vaccine and are advancing preclinical research for a universal seasonal/pandemic influenza vaccine. The Company’s partners and collaborators include University of Pennsylvania, National Microbiology Laboratory of Public Health Agency of Canada, NIAID (NIH), Merck, Tripep, University of Southampton, and HIV Vaccines Trial Network.

2.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of June 30, 2009, condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2009 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2009.  Further, in connection with preparation of the condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (SFAS 165), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 19, 2009, the date of issuance of the unaudited interim condensed consolidated financial statement.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company incurred net loss attributable to Inovio of $10.7 million and $14.1 million for the three and six months ended June 30, 2009, respectively.  The Company had working capital of $4.2 million and an accumulated deficit of $166.9 million as of June 30, 2009. The Company’s ability to continue its operations is dependent upon its ability to achieve profitable operations and to obtain additional capital in the future. On July 31, 2009, Inovio closed a $30.0 million offering of its shares of common stock and warrants to purchase shares of common stock.  The Company expects to continue to rely on outside sources of financing to meet its capital needs. The Company may never achieve positive cash flow. If the Company is not able to secure additional funding, the Company will be required to scale back its research and development programs, preclinical studies and clinical trials, and general and administrative activities and may not be able to continue in business. These unaudited interim condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business. The Company’s unaudited interim condensed consolidated financial statements as of and for the period ended June 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

3.             VGX Pharmaceuticals Business Acquisition

On June 1, 2009 (the “Acquisition Date”) the Company completed the acquisition of VGX Pharmaceuticals, Inc. (“VGX”), a privately-held company, pursuant to the terms of an Amended and Restated Agreement and Plan of Merger dated December 5, 2008, as further amended on March 31, 2009 (the “Merger Agreement”) by and among Inovio, Inovio’s wholly-owned subsidiary Inovio Acquisition, LLC and VGX (the “Merger”).

Upon the closing of the Merger, based on an exchange ratio of 0.9812 (the “Merger Exchange Ratio”), and on terms and conditions as set forth in the Merger Agreement,

•      all of the issued and outstanding shares of common stock of VGX were canceled and converted into the right to receive shares of common stock of Inovio,

•      all outstanding options to purchase shares of VGX common stock became exercisable for shares of Inovio’s common stock,

•      all outstanding warrants to purchase shares of VGX common stock became exercisable for shares of Inovio’s common stock, and

•      all outstanding convertible debt of VGX became debt convertible into Inovio’s common stock on existing terms.

As of the Acquisition Date, an aggregate of 41,492,758 shares of Inovio’s common stock were issued to the former stockholders of VGX, and an additional 18,794,187 shares of Inovio’s common stock were reserved for issuance upon exercise of the assumed options and warrants and conversion of the principal of and maximum interest payable on the VGX convertible debt.  Immediately following the Acquisition Date the continuing holders of Inovio securities owned approximately 51.59% of Inovio’s issued and outstanding common stock and the  former holders of VGX securities owned approximately 48.41% of Inovio’s issued and outstanding common stock.

The Inovio and VGX management teams believed that the transaction would provide substantial benefits to the unified company and its stockholders, including:

•      the potential for greater ability to mitigate overall development risk through creation of a broader, more balanced, fully-integrated biopharmaceutical company with a deep product development pipeline, which the parties believe will have significant market potential;

•      complementary product pipelines addressing a broad spectrum of indications in large markets;

•      a stronger technology platform, including electroporation assisted DNA vaccine delivery, cGMP manufacturing experience and capability in production, and the optimized SynCon™ sequencing technology with potential to generate new clinical product candidates on an ongoing basis, which the parties anticipate will reduce time to market of their programs;

•      a broader patent portfolio;

•      the potential for expanded access to third party funding and validation for the parties’ programs;

•      an experienced and complete management team; and

•      other expected potential synergies, efficiencies and cost savings that may be created in combining the research, development and technological strengths of Inovio and VGX.

Upon the closing of the Merger, Inovio Acquisition, LLC succeeded all of VGX’s business, properties and assets and assumed its obligations (other than the outstanding options and warrants to purchase shares of VGX common stock that became excercisable to purchase shares of Inovio common stock), changed its name to VGX Pharmaceuticals, LLC, and remains a wholly-owned subsidiary of the Company, utilizing a single, integrated management team with Inovio.

Prior to the date of the Merger Agreement, Inovio’s sole relationship with VGX was as a party to a licensing agreement with VGX, entered into in the ordinary course of business, and as a holder of 25,000 shares of VGX common stock acquired in relation to such agreement. The shares of VGX common stock held by Inovio were cancelled upon closing of the Merger.

After a review of relevant factors, in accordance with the provisions of Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R), Inovio was determined to be the accounting acquirer.  The Merger is accounted for using the purchase method of accounting for business combinations under U.S. GAAP. Accordingly, the historical consolidated financial statements of Inovio will be carried forward at their historical cost and the purchase price is allocated to VGX’s identifiable assets and liabilities based on their estimated fair values at the Acquisition Date.

The final determination of the purchase price allocation is based on the fair values of major classes of assets acquired, including identifiable intangibles, and the fair value of liabilities assumed as of the Acquisition Date. The excess purchase price of the acquired entity over the fair value of assets and liabilities is recognized in accordance with SFAS No. 141(R). SFAS No. 141(R) requires the acquirer to recognize goodwill as an asset on the balance sheet.

As a result of the Merger, Inovio acquired VGX’s developed technology, which consist of VGX’s CELLECTRA® technology and GHRH technology.

VGX developed two applications in the CELLECTRA® device family. The first covers the intra-muscular (IM) delivery of DNA and the second covers the intra-dermal/subcutaneous delivery (ID) of DNA. Both devices have been validated, manufactured under cGMP and are ready for use in human clinical trials. In 2007, VGX filed a device master file (MAF) with the FDA covering the use of the CELLECTRA®-IM EP device in human clinical trials. The device is intended to be used in combination with a DNA plasmid product. VGX also filed an MAF with the FDA covering the use of the CELLECTRA®-ID EP device in 2009. It is anticipated that the device will be used in combination with VGX-3100, VGX-3400 and the family of PENNVAX™ vaccines. Inovio is also in early stage licensing discussions with other biotechnology companies for the use of the device in combination with their proprietary vaccine candidates.

The GHRH technology refers to LifeTide™ SW5, which was approved for use in pigs by the Australian Pesticides and Veterinary Medicines Authority (APVMA) on January 5, 2008. On September 10, 2008, VGX Animal Health, Inc., or VGX AH, a majority-owned subsidiary of the Company, signed a Marketing & Distribution Agreement with Country Vet Wholesaling Pty Ltd, an Australian proprietary company, for the sale of LifeTide™ SW5. In addition, VGX AH has submitted an application for marketing approval in New Zealand, and plans to seek marketing approvals in several other countries in South East Asia, including the Philippines and Indonesia. VGX AH has also initiated studies to support regulatory approval of this technology in other major markets, including the U.S. and China.

Management estimated the fair value of the VGX developed technology using reasonable assumptions based on historical experience. The valuation methodology used to estimate the value of the technologies was the excess earnings method. This method reflects the present value of the operating cash flows generated by the technologies after taking into account the cost to realize the revenue, and an appropriate discount rate to reflect the time value and risk associated with the assets. First, yearly revenues for each technology were forecasted for a projected period of time of 10 years. Then, related cost of sales and operating expenses were deducted from the revenue stream. Next, in order to value the technology, the value and required rate of return for other assets that contribute to the generation of the revenue earned by that particular technology asset were determined. The required returns on these other assets (the other asset classes identified were: net working capital, fixed assets, and assembled workforce) were “charged to” (or rather deducted from) the future net operating income to determine the returns specifically earned by the technology. Then, a discount rate was applied that considered the reasonable expectation of the risk profile of the proprietary technology in order to bring the future income to a present value. In the case of CELLECTRA® technology, a discount rate of 45% was used for the core technology and 60% for the milestone and royalty; for the GHRH technology, a 45% discount rate was utilized.

There was no purchase price amount allocated to acquired in-process research and development.

The percentage of non-controlling ownership interest consists of 12% in VGX Animal Health and 88% ownership by the Company.  The estimated fair value utilized is based on the last round of financing by VGX AH in late 2007, in which that entity issued shares of its common stock to a third party. There have been no subsequent financing rounds. Inovio has updated the valuation model to reflect current assumptions and due to the fact that there have been no additional milestone events, such as additional marketing approval, significant licensing agreements, material adverse events, or large sales contracts that would have materially changed any of the key assumptions used in the last valuation of VGX AH, Inovio believes that the valuation used in the last round of financing continues to reflect current fair value.

The Company’s investment in an affiliated entity represents the Company’s ownership interest in VGX International, Inc. (“VGX International”) and is measured at fair value. The fair market value of the Company’s interest in VGX International was determined using the closing price of VGX International’s shares of common stock as listed on the Korean Stock Exchange as of June 1, 2009.

The total purchase price of the acquisition is estimated as follows:

Value of Inovio shares issued	$26,156,188
Value of vested warrants and options assumed	5,137,038
$31,293,226

The fair value of the Inovio shares used in determining the purchase price was $0.63 per share based on the closing price of Inovio common stock on June 1, 2009.

The purchase price has been allocated to each major class of identifiable assets acquired and liabilities assumed based on their fair values as of June 1, 2009. The allocation to identifiable assets and liabilities is summarized below:

Fair Value
Identifiable assets acquired	$25,012,941
Assumed liabilities	(7,703,649)
Assumed noncontrolling interest	(670,307)
Intangible assets (developed technology)	8,441,583
Goodwill	6,212,658

Total	$31,293,226

The excess of the purchase price over the fair value of net assets acquired resulted in goodwill of approximately $6.2 million.

The following unaudited pro forma financial information combines the results of operations of Inovio and VGX assuming the Merger was consummated on January 1, 2008. The pro forma results are not necessarily indicative of what would have occurred if the Merger had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations. Included in the consolidated three and six month revenue and net loss for the period ended June 30, 2009 is revenue of $84,000 and net loss of $8.1 million related to VGX operations.

The Company incurred approximately $2.2 million in acquisition related costs related to our acquisition of VGX Pharmaceuticals, Inc.

	Three Month Period Ended June 30, 2009	Three Month Period Ended June 30, 2008	Six Month Period Ended June 30, 2009	Six Month Period Ended June 30, 2008
Revenue	$3,166,312	$1,693,169	$4,922,990	$3,694,863
Net loss attributable to common stockholders	$(13,368,751)	$(2,060,861)	$(19,541,128)	$(10,443,442)
Net loss per common share	$(0.16)	$(0.02)	$(0.23)	$(0.12)

4.            Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of Inovio Biomedical Corporation, incorporated in the state of Delaware, and its wholly-owned subsidiaries, Genetronics, Inc., a company incorporated in the state of California; VGX Pharmaceuticals, LLC, a company incorporated in the state of Delaware, Inovio AS and Inovio Tec AS, companies incorporated in Norway; and Inovio Asia Pte. Ltd. (“IAPL”), a company incorporated in the Republic of Singapore. All intercompany accounts and transactions have been eliminated upon consolidation.

Reorganization

In April 2009, the Company’s Board of Directors implemented a reduction in force which impacted our Norwegian operations.  In connection with this decision, the Company is in the process of dissolving Inovio AS and Inovio Tec AS, companies incorporated in Norway.  Accordingly, operations for Inovio AS ceased on July 31, 2009.

5.             Marketable Securities and Fair Value Measurements

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

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at June 30, 2009 are as follows:

	Fair Value Measurements at June 30, 2009
	Total	(Level 2)	Using Significant Unobservable Inputs (Level 3)
Auction rate securities	$10,107,319	$—	$10,107,319
Auction rate securities rights	3,404,389	—	3,404,389
Total Assets	$13,511,708	$—	$13,511,708

Convertible notes	$4,400,000	$4,400,000	$—
Total liabilities	$4,400,000	$4,400,000	$—

Level 2 liabilities include the Company’s convertible debt, for which the fair value approximates the carrying value of June 30, 2009.

The Company has determined that no items meet the criteria for definition within the Level 1 hierarchy. Level 3 assets held as of June 30, 2009 include municipal debt obligations with an auction rate reset mechanism issued by municipalities. These auction rate securities (“ARS”) are AAA-rated debt instruments with long-term maturities and interest rates that are reset at short-term intervals through auctions. Due to conditions in the global credit markets, beginning in 2008, these securities, representing a par value of $13.6 million, had insufficient demand resulting in multiple failed auctions. As a result, these affected securities are currently not liquid and the interest rates have been reset to predetermined higher rates.

In December 2008, the Company, via its wholly-owned subsidiary Genetronics, Inc. (“Genetronics”), which holds the ARS, accepted an offer of ARS Rights from UBS. The ARS Rights permit the Company to require UBS to purchase the Company’s ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. If the Company does not exercise its ARS Rights, the ARS will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction fails. If the ARS Rights are not exercised before July 2, 2012 they will expire and UBS will have no further obligation to buy the Company’s ARS. UBS has the discretion to purchase or sell the Company’s ARS at any time without prior notice so long as the Company receives a payment at par upon any sale or disposition. UBS will only exercise its discretion to purchase or sell the Company’s ARS for the purpose of restructurings, dispositions or other solutions that will provide the Company with par value for its ARS. As a condition to accepting the offer of ARS Rights, the Company released UBS from all claims except claims for consequential damages relating to its marketing and sales of ARS. The Company also agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund.

Typically the fair value of ARS approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS at the maximum contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS and its ARS Rights as of June 30, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS and ARS Rights.

At June 30, 2009, these ARS investment securities and the ARS and Put option were reclassified from long-term assets to current assets due to the time frame in which they can be readily convertible to cash.

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

The following table presents a summary of changes in fair value of the Company’s assets measured on a recurring basis using Level 3 inputs for the six months ended June 30, 2009:

Six Months Ending June 30, 2009
Balance at January 1, 2009	$13,450,965
Change in value of auction rate security	937,848
Change in value of auction rate security rights	(877,105)

Balance at June 30, 2009	$13,511,708

Total gain included in other expense in the condensed consolidated statement of operations relating to assets held at June 30, 2009	$60,743

6.            Line of Credit

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

7.            Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company’s goodwill is not amortized, but is subject to an annual impairment test which is performed by the Company as of November each year or sooner if indicators of impairment exist. The following sets forth the intangible assets by major asset class:

	Useful Life Years	Cost	Accumulated amortization	Net book value
As of June 30, 2009
Non-amortizing:
Goodwill(a)	—	$10,113,371	$—	$10,113,371

Amortizing:
Patents	8-17	$5,802,528	$(3,496,785)	$2,305,743
Licenses	8-17	1,198,781	(956,814)	241,967
CELLECTRA® (c)	5-11	8,106,270	(100,826)	8,005,444
GHRH (c)	11	335,314	(2,640)	332,674
Other(b)	18	4,050,000	(993,750)	3,056,250
Total Intangible Assets		19,492,893	(5,550,816)	13,942,078
		$29,606,264	$(5,550,816)	$24,055,449
As of December 31, 2008
Non-amortizing:
Goodwill(a)	—	$3,900,713	$—	$3,900,713

Amortizing:
Patents	8-17	$5,685,961	$(3,255,231)	$2,430,730
Licenses	8-17	1,198,781	(947,721)	251,060
Other(b)	18	4,050,000	(881,250)	3,168,750
Total Intangible Assets		10,934,742	(5,084,202)	5,850,540
		$14,835,455	$(5,084,202)	$9,751,253

(a) Goodwill was recorded from the Inovio AS acquisition in January 2005 and goodwill was recorded from the acquisition of VGX in June 2009 for $3.9 million and $6.2 million; respectively.

(b) Other intangible assets represent the fair value of acquired contracts and intellectual property from the Inovio AS acquisition.

(c) CELLECTRA® and GHRH were recorded from the acquisition of VGX.

Aggregate amortization expense on intangible assets for the three and six months ended June 30, 2009 was $285,000 and $467,000, respectively, and for the three and six months ended June 30, 2008 was $207,000 and $415,000, respectively.   The estimated aggregate amortization expense for each of the five succeeding fiscal years is $973,000 for the remainder of fiscal year 2009, $1,909,000 for 2010, $1,859,000 for 2011, $1,811,000 for 2012, and $1,760,000 for 2013.

8.            Stockholders’ Equity

The following is a summary of the Company’s authorized and issued common and preferred stock as of June 30, 2009 and December 31, 2008:

			Outstanding as of
	Authorized	Issued	June 30, 2009	December 31, 2008

Common Stock, par $0.001	300,000,000	85,878,407	85,878,407	44,023,050
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	71	71
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	—	—

Preferred Stock

The following is a summary of changes in the number of outstanding shares of the Company’s preferred stock for the three months ended June 30, 2009 and 2008:

	Series C	Series D

Shares Outstanding as of April 1, 2009	71	—
Shares Outstanding as of June 30, 2009	71	—

Shares Outstanding as of April 1, 2008	71	113,311
Shares Outstanding as of June 30, 2008	71	113,311

The following is a summary of changes in the number of outstanding shares of the Company’s preferred stock for the six months ended June 30, 2009 and 2008:

	Series C	Series D

Shares Outstanding as of January 1, 2009	71	—
Shares Outstanding as of June 30, 2009	71	—

Shares Outstanding as of January 1, 2008	71	113,311
Shares Outstanding as of June 30, 2008	71	113,311

Convertible Subordinated Promissory Notes

On June 1, 2009, we consummated the transactions contemplated by the Merger Agreement.  VGX Pharmaceuticals, Inc. had an aggregate of $4,400,000 in principal amount of convertible subordinated promissory notes, and an aggregate of $468,000 in accrued and unpaid interest on such notes, as of June 30, 2009.  Pursuant to the Merger Agreement, the convertible subordinated promissory notes became convertible into an aggregate of up to 4,600,681 shares of Inovio’s common stock.

The total dollar value of the shares of our common stock underlying the convertible subordinated promissory notes is $5,027,505 (based on the fixed conversion price of $1.05 per share).

The material terms of the convertible subordinated promissory notes are summarized as follows:

•      Pursuant to the terms of the Merger Agreement, (i) the convertible subordinated promissory notes became obligations of our wholly-owned subsidiary VGX Pharmaceuticals, LLC, and (ii) the convertible subordinated promissory notes became convertible into shares of Inovio’s common stock.

•      The interest rate is 5% per annum.

•      The final maturity date of the notes is December 30, 2010, unless earlier converted or redeemed.

•      The notes are convertible at the selling stockholders’ option into our common stock; the notes will be automatically converted into our common stock in the event that our common stock trades at or above $2.10 per share for five consecutive trading days.

•      The conversion price of the notes is $1.05 per share.

•      The notes are subordinated in right and time of payment to the payment in full of all senior indebtedness.  Further, so long as any senior indebtedness is outstanding (i) the holders of the notes may not demand payment of any principal amount; (ii) no accrued interest shall be paid on the notes; (iii) the notes shall be unsecured; (iv) the holders of the notes may not take any action with respect to collection or enforcement under the notes or exercise any remedies the holders may have under the notes.  “Senior indebtedness” means all present and future obligations in respect of borrowed money, or from any bank or other financial institution, which obligations are secured by any of the borrower’s assets.

•      Repayment of all principal and interest under the notes will be accelerated and shall be immediately due in full upon an event of default.

As of June 30, 2009, the conversion criteria had not been met.

Common Stock

Upon the closing of the Merger in June 2009, based on an exchange ratio of 0.9812 (the “Merger Exchange Ratio”):

•      all of the issued and outstanding shares of common stock of VGX were canceled and converted into the right to receive 41,492,758 shares of common stock of Inovio,

•      all outstanding options to purchase shares of VGX common stock became exercisable for an aggregate of 9,082,683 shares of Inovio’s common stock,

•      all outstanding warrants to purchase shares of VGX common stock became exercisable for an aggregate of 4,923,406 shares of Inovio’s common stock, and

•      all outstanding convertible debt of VGX became debt convertible into a maximum 4,600,681 shares of Inovio’s common stock on existing terms.

In August 2007, we entered into an agreement with an outside consulting advisor pursuant to which we issued 230,000 registered shares of common stock and registered warrants to purchase 150,000 shares of common stock, as payment of a non-refundable retainer in connection with the engagement of its services. The warrants issued have an exercise price of $3.00 per share, and are exercisable through August 6, 2012. As of June 30, 2009, none of these warrants have been exercised.

In May 2007, we completed a registered equity financing, whereby we sold 4,595,094 shares of our common stock resulting in gross aggregate cash proceeds of $16.2 million.

In March 2007, we entered into an agreement in which we agreed to issue a total of 90,000 restricted shares of our common stock in equal quarterly installments in exchange for consulting services. As of June 30, 2009, we had issued all 90,000 restricted common shares.

In March 2007, we terminated our exclusive royalty-free license to IAPL allowing our subsidiary to use certain of our intellectual property, which had been issued in October 2006 prior to the ordinary share financing described above, in exchange for 6,584,365 ordinary shares of IAPL. Upon termination we retained the IAPL ordinary shares received in the license transaction.

In January 2007, we exchanged for 2,201,644 restricted shares of our common stock and warrants to purchase up to 770,573 restricted shares of our common stock for 2,201,644 ordinary shares of our Singapore subsidiary Inovio Asia Pte. Ltd. (IAPL), pursuant to the terms of the Securities Purchase and Exchange Agreement under which the ordinary shares were originally issued by IAPL in October 2006 for $5.3 million. The warrants issued have an exercise price of $2.87 per share and are exercisable through October 13, 2011. As of June 30, 2009, none of these warrants have been exercised.

In October 2006, we completed a registered offering with foreign investors, whereby we sold 4,074,067 shares of our common stock and issued warrants to purchase 1,425,919 shares of our common stock which resulted in gross aggregate cash proceeds of $9.9 million. As part of this offering, we informed holders of our then outstanding Series C Preferred Stock who held participation rights, of their ability to participate in the offering based upon the pricing of the transaction and the applicable liquidation preference for their series of preferred shares. Some of these stockholders had previously converted a portion of their shares of preferred stock pursuant to their optional conversion rights, and most of these stockholders wholly converted their remaining shares of the Company’s preferred stock through exercise of their participation rights in this offering. By electing to participate in this offering, these stockholders converted 115.12 shares of previously issued Series C Preferred Stock and $14,571 of accrued dividends into 479,722 restricted shares of our common stock and warrants to purchase 167,902 restricted shares of our common stock. These participating stockholders received 304,450 additional restricted shares of our common stock as compared to the number of shares of our common stock into which their existing Series C Preferred Stock could have been converted under the original terms of the Series C Preferred Stock. As a result, we recorded an imputed dividend charge of $1.9 million related to the participating stockholders who converted $1.2 million of their previous Series C Preferred Stock investment. We calculated this imputed dividend charge pursuant to the guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, where the incremental number of shares of our common stock which was received by our participating Series C Preferred Stockholders was multiplied by the price of our common stock on the commitment date of the original Series C Preferred Stock issuance, or $6.08 per share, to calculate the imputed dividend charge associated with this beneficial conversion. All warrants issued in connection with our 2006 registered offering have an exercise price of $2.87 per share and are exercisable through October 13, 2011. As of June 30, 2009, none of these warrants have been exercised.

Warrants

In addition to warrants granted as discussed above, the Company has issued the following additional warrants:

On June 1, 2009, pursuant to the terms of the Merger Agreement we assumed all of the outstanding warrants to purchase shares of VGX common stock.  Such warrants are exercisable to purchase 4,923,406 shares of common stock at a weighted average exercise price of $1.10.  As of June 30, 2009, none of these warrants have been exercised.

Participants in our December 2005 private placement were issued five-year warrants to purchase an aggregate of 3,462,451 shares of our common stock with an exercise price of $2.93 per share, exercisable through December 30, 2010. As of June 30, 2009, none of these warrants have been exercised.

In connection with the leasing of our corporate headquarters, the Company issued a warrant to purchase 50,000 shares of our common stock at $5.00 per share to the landlord of this leased facility in December 2004. This warrant is immediately exercisable and expires on December 6, 2009, five years from the date of issuance. This warrant was valued on the date of issuance using the Black-Scholes pricing model. The fair value of this warrant, $121,000, will be recognized ratably over the five-year term of the lease as rent expense. As of June 30, 2009, none of these warrants have been exercised.

On September 15, 2000, we entered into an exclusive license agreement with the University of South Florida Research Foundation, Inc. (USF), whereby USF granted us an exclusive, worldwide license to USF’s rights in patents and patent applications generally related to needle electrodes (“License Agreement”). Pursuant to the License Agreement, we granted USF and its designees warrants to acquire 150,000 common shares for $9.00 per share until September 14, 2010. Of the total warrants granted, 75,000 vested at the date of grant and the remainder will vest upon the achievement of certain milestones. The 75,000 non-forfeitable vested warrants were valued at $554,000 using the Black-Scholes pricing model and were recorded as other assets with a credit to additional paid-in capital. The remaining 75,000 warrants are forfeitable and will be valued at the fair value on the date of vesting using the Black-Scholes pricing model. As of June 30, 2009, no warrants issued in connection with this licensing agreement had been exercised.

In July 2008, warrants to purchase 2,001,552 shares of our common stock, issued in connection with our Series A and B Preferred Stock offerings, expired.

In May 2009, warrants to purchase 713,603 shares of our common stock, issued in connection with our Series C Preferred Stock offering, expired.

Stock Options

The Company has one active stock and cash-based incentive plan, the 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees. The plan was adopted on March 31, 2007, approved by the stockholders on May 4, 2007, and approved by the stockholders as amended on May 2, 2008. The Incentive Plan reserves 1,750,000 shares of common stock for issuance as or upon exercise of incentive awards granted and to be granted at future dates. At June 30, 2009, the Company had 279,254 shares of common stock available for future grant under the plan, and 240,000 shares of vested restricted stock and options to purchase 1,229,496 shares of common stock outstanding under the plan. The awards granted and available for future grant under the Incentive Plan generally have a term of ten years and generally vest over a period of three years. The Incentive Plan terminates by its terms on March 31, 2017.

The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the 1997 Stock Option Plan, under which the Company had options to purchase 6,000 shares of common stock outstanding and the Amended 2000 Stock Option Plan, under which the Company had options to purchase 2,976,401 shares of common stock outstanding at June 30, 2009. The terms and conditions of the options outstanding under these plans remain unchanged.

9.            Net loss per share

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share. Basic loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated in accordance with the treasury stock method and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive for all periods presented in 2008, there is no difference between basic and diluted loss per share.

10.          Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected option life. The Company amortizes the fair value of the awards on a straight-line basis. All option grants are amortized over the requisite service period of the awards. Expected volatility is based on historical volatility. The expected life of options granted is based on historical expected life. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The forfeiture rate is based on historical data and the Company records stock-based compensation expense only for those awards that are expected to vest. The dividend yield is based on the fact that no dividends have been paid historically and none are currently expected to be paid.

The assumptions used to estimate the fair value of stock options granted for the three and six month period ended June 30, 2009 and 2008 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	1.60%-2.64%	2.65%-3.18%	1.37%-2.64%	2.65%-3.18%
Expected volatility	68%-96%	69%	68%-96%	69%
Expected life in years	4-5	4	4-5	4
Dividend yield	—	—	—	—
Forfeiture rate	18%	16%	18%	16%

Total compensation cost under SFAS No. 123(R) for the Company’s stock plans that has been recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2009 was $695,000 and $850,000, respectively, of which $120,000 and $575,000 was included in research and development expenses and $152,000 and $698,000 was included in general and administrative expenses, respectively.

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

As of June 30, 2009, there was $467,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements from VGX stock options assumed in the Merger, which was expected to be recognized over a weighted-average period of 1.6 years. As of June 30, 2009, all compensation expense related to Inovio stock options fully vested upon the Merger.  As of June 30, 2008, there was $970,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for Inovio stock options, which is expected to be recognized over a weighted-average period of one year.

The weighted average grant date fair value per share was $0.26 for employee and directors stock options granted during the three and six months ended June 30, 2009, excluding VGX stock options assumed pursuant to merger and $0.89 for employee stock options granted during the three and six months ended June 30, 2008, respectively.

There was no restricted stock granted during the three and six months ended June 30, 2009.  The weighted average grant date fair value per share was $0.87 for non-vested restricted stock granted during the six months ended June 30, 2008.  There was no restricted stock granted during the three months ended June 30, 2008.

At June 30, 2009, there was no unrecognized compensation cost related to non-vested restricted stock as all restricted stock became vested upon the Merger.  At June 30, 2008, there was $251,000 of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.5 years.

The Company accounts for options granted to non-employees in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and SFAS No. 123(R). The fair value of these options at the measurement dates was estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three and six months ended June 30, 2009 was $30,000 and $35,000, respectively.  Total stock-based compensation for options granted to non-employees for the three and six months ended June 30, 2008 was $19,000 and $39,000, respectively.

VGX AH, a majority owned subsidiary of VGX, has adopted a 2007 equity incentive plan for the issuance of options to employees and consultants.  There were no options granted during the three and six months ended June 30, 2009 and 2008.

11.                              Comprehensive Loss

Comprehensive loss for the three and six months ended June 30, 2009 and June 30, 2008 includes net loss, foreign currency translation gains and unrealized losses on investments.  A summary of the Company’s comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Comprehensive loss:

Net loss	$(10,652,936)	$(4,023,772)	$(14,117,431)	$(7,045,481)
Unrealized losses on long-term investments	—	(247,610)	—	(1,072,045)
Foreign currency translation adjustments	22,746	6,729	44,931	49,533
Comprehensive loss	$(10,630,190)	$(4,264,653)	$(14,072,500)	$(8,067,993)

12.                              Supplemental Disclosures of Cash Flow Information

	Six Months Ended June 30,
	2009	2008
Supplemental schedule of financing activities:

Interest paid	$81,783	$—
Leasehold improvements financed by landlord	$—	$35,211

Supplemental schedule of non-cash activity:

Issuance of common stock and stock options and warrants assumed in connection with acquisition of VGX Pharmaceuticals, Inc.	31,293,226	—

13.                              Related-Party Transactions

For the three and six months ended June 30, 2009, VGX recognized revenue from related parties of $10,000, which consisted of consulting fees for DNA plasmid manufacturing support.

For the three and six months ended June 30, 2009, VGX reflected expenses of $2,000, in the consolidated statements of operations for stock options and awards granted to related parties.

Research and development expenses for the three and six months ended June 30, 2009 includes $25,000 for materials and supplies purchased from a related party that VGX intends to use in conjunction with preclinical studies.

For the three and six months ended June 30, 2009, VGX incurred operating expenses in conjunction with related party activities of $33,000, of which $18,000 represents lease payments on the facility in The Woodlands, TX reimbursed to VGX by the related party; $10,000 of compensation expenses for technical support for process development and manufacturing activities, of which $10,000 is reimbursed to VGX; and $5,000 for other services provided to VGX by related parties.

14.          Subsequent Events

On July 13, 2009, Inovio received written notice from Wyeth Pharmaceuticals (“Wyeth”) of the termination without cause of the Collaboration and License Agreement, dated as of November 2, 2006 (the “Agreement”).  The termination is effective ninety (90) days from Inovio’s receipt of the written notice of termination.  Under the Agreement, Inovio had granted Wyeth a worldwide non-exclusive license to use its electroporation technology for delivery of therapeutic DNA vaccines against certain targets.

On July 29, 2009, Inovio entered into a securities purchase agreement with certain institutional investors relating to the sale and issuance of (a) 11,111,110 shares of common stock and (b) warrants to purchase a total of 2,777,776 shares of common stock with an exercise price of $3.50 per share, for an aggregate purchase price of approximately $30 million.  The warrants will be exercisable beginning six months after issuance and will expire six months from the date they are first exercisable. The shares of common stock and warrants were sold in units, consisting of one share of common stock and a warrant to purchase 0.25 of a share of common stock, at a purchase price of $2.70 per unit.  The offering closed on July 31, 2009.  Inovio received proceeds from the transaction of approximately $28.4 million, after deducting offering expenses.

Effective August 4, 2009, the outstanding convertible subordinated promissory notes were automatically converted into 4,600,681 shares of Inovio’s common stock.  Such shares are subject to a lock-up agreement which provides that such shares may not be sold for a period of 180 days following the date the Merger closed, provided that such restriction will lapse with respect to 50% of such shares on that date that is 90 days from the date the Merger closed.

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: uncertainties inherent in clinical trials and product development programs (including, but not limited to, the fact that pre-clinical and clinical results may not be indicative of results achievable in other trials or for other indications, that results from one study may not necessarily be reflected or supported by the results of other similar studies and that results from an animal study may not be indicative of results achievable in human studies); the availability of funding to support continuing research and studies in an effort to prove safety and efficacy of electroporation technology as a delivery mechanism or develop viable DNA vaccines; the availability or potential availability of alternative therapies or treatments for the conditions targeted by us or our collaborators, including alternatives that may be more efficacious or cost-effective than any therapy or treatment that we and our collaborators hope to develop; evaluation of potential opportunities; issues involving patents and whether they or licenses to them will provide us with meaningful protection from others using the covered technologies; whether such proprietary rights are enforceable or defensible or infringe or allegedly infringe on rights of others or can withstand claims of invalidity and whether we can finance or devote other significant resources that may be necessary to prosecute, protect or defend them, the level of corporate expenditures, assessments of our technology by potential corporate or other partners or collaborators, capital market conditions, our ability to successfully integrate Inovio and VGX Pharmaceuticals, and the impact of government healthcare proposals.

General

Inovio Biomedical Corporation (the “Company” or “Inovio”) is engaged in the discovery, development, and delivery of a new generation of vaccines, called DNA vaccines, focused on cancers and infectious diseases. Our SynCon™ technology enables the design of “universal” DNA-based vaccines capable of providing cross-protection against new, unmatched strains of pathogens such as influenza. Our electroporation DNA delivery technology uses brief, controlled electrical pulses to increase cellular DNA vaccine uptake. Initial human data has shown this method can safely and significantly increase gene expression and immune responses. Our clinical programs include human papillomavirus (“HPV”)/cervical cancer (therapeutic) and human immunodeficiency virus (“HIV”) vaccines. We have filed an Investigational New Drug application (“IND”) with the Food and Drug Administration (“FDA”) for an avian influenza vaccine and are advancing preclinical research for a universal seasonal/pandemic influenza vaccine. Our partners and collaborators include University of Pennsylvania, National Microbiology Laboratory of the Public Health Agency of Canada, NIAID (NIH), Merck, Tripep, University of Southampton, and HIV Vaccines Trial Network.

On June 1, 2009, we completed our acquisition of VGX Pharmaceuticals, Inc. (“VGX”) whereby VGX became a wholly-owned subsidiary of Inovio (the “Merger”).  We believe the Merger advances our ability to play a leadership role in the discovery, development, and delivery of DNA vaccines.

We believe that better vaccine design and delivery are two critical requirements to achieving breakthroughs for this new generation of vaccines. Inovio today has world-class DNA vaccine expertise and technology, with leading competencies in both design and delivery. With compelling preclinical data and encouraging proof-of-principle data from human studies already in hand, we are optimistic about Inovio’s potential to achieve additional clinical results that will highlight the Company’s leadership in DNA vaccine development.

Inovio’s DNA vaccine programs include:

•                  Phase I clinical study, VGX-3100 HPV/cervical cancer vaccine (Inovio)

•                  Phase I clinical study, PENNVAX-BTM preventive HIV vaccine without electroporation (Inovio, with HIV Vaccines Trial Network)

•                  Phase I clinical study, PENNVAX-BTM therapeutic HIV vaccine without electroporation (Inovio, with University of Pennsylvania)

•                  Phase I clinical study, hTERT vaccine against breast, lung, prostate cancers (Merck; licensed Inovio’s electroporation delivery technology)

•                  Phase I proof-of-concept study, prostate cancer vaccine (University of  Southampton, using Inovio’s electroporation delivery technology)

•                  Phase I proof-of-concept study, hepatitis C virus vaccine (Tripep, using Inovio’s electroporation delivery technology)

•                  IND, awaiting approval: VGX-3400 avian flu vaccine with cross-strain capability (Inovio)

•                  Pre-Clinical: H1N1 influenza DNA vaccines (Inovio)

•                  Pre-IND: PENNVAX-B™ preventive HIV vaccine using electroporation (Inovio, with HIV Vaccines Trial Network)

•                  Pre-clinical: PENNVAX-GP™ preventive HIV vaccine (Inovio; funded by $23.5 million contract from NIH National Institute of Allergy and Infectious Diseases)

•                  Pre-clinical: universal influenza vaccine with sufficiently broad cross-strain capability to encompass both seasonal and pandemic-potential influenza strains across H1, H2, H3 and H5 sub-types (Inovio)

Other assets of the company include:

•                  VGX-1027, an anti-inflammatory small molecule drug candidate, which successfully completed a Phase I clinical study and is being prepared for a phase II study.

•                  25% stake in VGX International, a publicly-traded company (Korean Stock Exchange: 011000) with a DNA vaccine manufacturing subsidiary operating in Texas.

•                  VGX Animal Health, Inc., a majority-owned subsidiary that markets the LifeTideTM animal growth hormone for swine. LifeTide™ is one of only four DNA-based treatments approved for use in animals and is the only DNA-based agent delivered using electroporation that has been granted marketing approval (Australia).

Recent Developments

On July 13, 2009, we received written notice from Wyeth Pharmaceuticals (“Wyeth”) of the termination without cause of the Collaboration and License Agreement, dated as of November 2, 2006 (the “Agreement”).  The termination is effective ninety (90) days from our receipt of the written notice of termination.  Under the Agreement, we had granted Wyeth a worldwide non-exclusive license to use our electroporation technology for delivery of therapeutic DNA vaccines against certain targets.

Revenue under the Agreement had been a material portion of our revenue from collaborative research and development arrangements in past periods.  We believe that termination of the Agreement enables us to further develop its clinical programs on an exclusive basis.

Influenza A (H1N1) virus is a subtype of influenza virus A and the most common cause of influenza (flu) in humans.  In June 2009, World Health Organization declared that flu due to a new strain of swine-origin H1N1 was responsible for the 2009 flu pandemic.  On July, 29, 2009, we announced that Inovio’s SynCon™ H1N1 influenza DNA vaccines achieved protection or indications of protection against certain current circulating pandemic swine origin influenza A/H1N1 viruses in animal studies.

In one series of studies, we developed SynCon™ H1N1 influenza DNA vaccines based on certain common or consensus protein sequences among various H1 strains. These are based on subtypes of the viral surface protein hemagglutinin (HA),  N1 subtypes of the viral surface protein neuraminidase (NA) and the surface exposed portion of the transmembrane protein M2 (m2E).  We conducted vaccination studies in a pig model using HA, NA, and m2E-based DNA vaccines.  The humoral or antibody immune response to these DNA vaccines is assessed by the hemagglutination inhibition (HI) assays.  The HI assays are based on the fact that influenza viruses bind to and cause hemagglutination of red blood cells, and the antibodies generated against viral hemagglutinin inhibits the hemagglutination.  A hemagglutination-inhibiting (HI) antibody titer of 1:40 is considered protective against influenza infection.  In an earlier pig model study, we showed that the SynCon™ based H1N1 vaccines (the HA, NA , and m2E-based DNA vaccines) achieved hemagglutination inhibition (HI) titers above the protection threshold in 100% of the vaccinated animals against an existing swine influenza virus (A/Iowa/35233/1999).  In a continuation of this study, our investigators tested the immune sera for responses against a virus isolated from the current circulating strain of swine origin influenza A/H1N1 (Swine A/Mexico/InDRE4487/2009).  All the pigs immunized with the SynCon™ H1N1 vaccine developed HI titers exceeding the 1:40 titer commonly associated with humoral protective immunity in humans.

In another series of studies, we developed influenza DNA vaccines based on NP and m2E proteins which are less variable amongst the different influenza virus strains.  We conducted vaccination studies in a mouse model using the NP and m2E based DNA vaccines, and assessed the cell-mediated immune response to the vaccination. Inovio investigators immunized the mice with our NP and m2E based DNA vaccines and challenged these animals with a second related strain isolated from the current circulating influenza A/H1N1 (A/Canada/AB/RV1532/2009).  While all mice showed effects of virus challenge as judged by significant weight loss, the vaccinated mice recovered from virus infection-induced morbidity significantly faster compared to the non-immunized control mice.

In an earlier mouse model study (third study), we showed that mice immunized with our SynCon™ H1N1 DNA vaccine containing HA and NP components  provided 100% protection in a lethal challenge study against an unmatched H1N1 virus that caused the 1918 Spanish flu, which killed over 40 million people worldwide.

On July 29, 2009, we entered into a securities purchase agreement with certain institutional investors relating to the sale and issuance of (a) 11,111,110 shares of common stock and (b) warrants to purchase a total of 2,777,776 shares of common stock with an exercise price of $3.50 per share, for an aggregate purchase price of approximately $30 million.  The warrants will be exercisable beginning six months after issuance and will expire six months from the date they are first exercisable. The shares of common stock and warrants were sold in units, consisting of one share of common stock and a warrant to purchase 0.25 of a share of common stock, at a purchase price of $2.70 per unit.  The offering closed on July 31, 2009.  We received proceeds from the transaction of approximately $28.4 million, after deducting offering expenses.

As of June 30, 2009, we had an accumulated deficit of $166.9 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment. Our discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies include:

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

We have adopted a strategy of co-developing or licensing our gene delivery technology for specific genes or specific medical indications. Accordingly, we have entered into collaborative research and development agreements and have received funding for pre-clinical research and clinical trials. Payments under these agreements, which are non-refundable, are recorded as revenue as the related research expenditures are incurred pursuant to the terms of the agreements and provided collectability is reasonably assured.

We receive non-refundable grants under available government programs. Government grants towards current expenditures are recorded as revenue when there is reasonable assurance that we have complied with all conditions necessary to receive the grants, collectability is reasonably assured, and as the expenditures are incurred.

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

Historically we have recorded patents at cost and amortized these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent cost consists of the consideration paid for patents and related legal costs.  Effective June 1, 2009, in connection with our acquisition of VGX Pharmaceuticals, all new patent costs will be expensed as incurred.  Patent cost currently capitalized will continue to be amortized over the expected life of the patent.  The effect of this change was immaterial to prior periods.  License costs are recorded based on the fair value of consideration paid and amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement. As of June 30, 2009, our goodwill and intangible assets resulting from the acquisition of VGX and Inovio AS, and additional intangibles including previous capitalized patent costs and license costs, net of accumulated amortization, totaled $14.0 million.

The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, we reduce the carrying value of the intangible asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from our intangible assets will exceed the intangible assets’ carrying value, and accordingly, we have not recognized any impairment losses through June 30, 2009.

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

Purchase Price Allocation.  The purchase price allocation for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets, because a portion of the purchase price can only be allocated to goodwill in a business combination.

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

Auction Rate Securities and Auction Rate Securities Rights.  We account for Auction Rate Securities (“ARS”) under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS 157, Fair Value Measurements. We account for ARS Rights in accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115. Our investments in ARS and our ARS Rights are recorded at their estimated fair value as there is currently no liquid market which indicates value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS and our ARS Rights as of June 30, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS and ARS Rights. Changes in the estimated fair value of the ARS and ARS Rights are reflected in the consolidated statement of operations as “Other expense, net.”

Registered Common Stock Warrants.  We account for registered common stock warrants in accordance with EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. We classify registered warrants on the consolidated balance sheet as a current liability which is revalued at each balance sheet date subsequent to the initial issuance in October 2006 and August 2007. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. We develop our estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the consolidated statement of operations as “Other expense, net.”

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This statement was effective for us with respect to business combination transactions for which the acquisition date is after December 31, 2008. Effective January 1, 2009, the Company implemented SFAS No. 141(R). The Company expects SFAS No. 141(R) will have an impact on the consolidated financial statements but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin, or ARB, No. 51). SFAS No. 160 requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This statement is effective for fiscal years beginning after December 31, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of SFAS No. 160 are required to be applied retrospectively for all periods presented. The retrospective presentation and disclosure requirements of this statement will be applied to any prior periods presented in financial statements for the fiscal year ending December 31, 2009, and later periods during which we have a consolidated subsidiary with a noncontrolling interest. The adoption of SFAS No. 160 did not have a material impact on the condensed consolidated financial statements.

In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors to be considered in assumptions used to determine the useful lives of recognized intangible assets recognized under SFAS No. 142. The guidance applies to intangible assets with contractual lives that are acquired individually or with a group of assets as well as those assets acquired in a business combination. The guidance is effective for fiscal years beginning after December 15, 2008 and interim periods. The adoption of FSP No. 142-3 did not have a material impact on our condensed consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). This Staff Position clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this Staff Position specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of FSP APB 14-1 did not have a material impact on the condensed consolidated financial statements.

In June 2008, the FASB ratified EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. EITF 07-5 addresses how an entity should evaluate whether an instrument or embedded feature is indexed to its own stock, carrying forward the guidance in EITF 01-6 and superseding EITF 01-6. Other issues addressed in EITF 07-5 include addressing situations where the currency of the linked instrument differs from the host instrument and how to account for market-based employee stock options. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The adoption of EITF 07-5 did not have a material impact on our condensed consolidated financial statements.

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

In April 2009, the FASB released FSP SFAS No. 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (“SFAS No. 107-1”). SFAS No. 107-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107, Disclosures about the Fair Value of Financial Instruments. Additionally, SFAS No. 107-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. SFAS No. 107-1 does not change the accounting treatment for these financial instruments and is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 107-1/APB 28-1 did not have an impact on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS 165 is based on the same principles as those that currently exist in the auditing standards.  However, the new standard does make a few changes such as eliminating Type I and Type II subsequent events and requiring an entity to disclose the date through which it evaluated subsequent events.  SFAS 165 is effective for interim or annual periods ending after June 15, 2009.  The Company adopted SFAS 165 effective June 30, 2009 (see Note 2 in the notes to the financial statements included in this Quarterly Report on Form 10-Q).

Pending adoption of recent accounting pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 will become the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  The Company is currently evaluating the impacts and disclosures related to SFAS No. 168.

Results of Operations

Revenue. We had total revenue of $2.5 million and $2.9 million for the three and six months ended June 30, 2009, compared to $663,000 and $1.3 million for the three and six months ended June 30, 2008, respectively.  Revenue primarily consists of license fees, milestone payments and amounts received from collaborative research and development agreements, grants and government contracts.

Revenue from license fees and milestone payments was $2.3 million and $2.5 million for the three and six months ended June 30, 2009, respectively, as compared to $204,000 and $397,000 for the three and six months ended June 30, 2008, respectively.  The increase in revenue under license fees and milestone payments for the three and six month periods ended June 30, 2009, as compared to the comparable periods in 2008, was mainly due to the acceleration of $2.2 million of deferred revenues recognized as a result of the cancellation of the Wyeth collaboration and licensing agreement in July 2009.

During the three and six months ended June 30, 2009, we recorded revenue under collaborative research and development arrangements of $102,000 and $157,000, respectively, as compared to $459,000 and $919,000 for the three and six months ended June 30, 2008, respectively.   This decrease in revenue was primarily due to a decrease in Merck collaborative research billings from $238,000 and $473,000 in the three and six months ended June 30, 2008, respectively, to $33,000 and $87,000 in the three and six months ended June 30, 2009, respectively, as well as no billings to Wyeth related to our collaborative agreement, as compared to $221,000 and $446,000 in Wyeth billings for the three and six months ended June 30, 2008, respectively.  Revenues from collaborative research and development arrangements are expected to decline in 2009 as compared to 2008, as Wyeth terminated its collaboration and licensing agreement as of July 2009. Under our research and collaboration agreement with Merck, we have provided the majority of the required device development for use in their clinical trials, and we believe that development activities for Merck will be limited until trial results are obtained.

During the three and six months ended June 30, 2009, we recorded grant and miscellaneous revenue of $114,000 and $216,000, respectively.  There was no grant and miscellaneous revenue for the three and six months ended June 30, 2008.  The increase in grant and miscellaneous revenue for the three and six months ended June 30, 2009, as compared to the comparable periods in 2008, was primarily due to revenue recognized from a Department of Defense (“U.S. Army”) grant as well as $68,000 recognized since the Acquisition Date attributable to VGX’s contract with the National Institute of Allergy and Infectious Diseases (“NIAID”) both which were awarded in September, 2008.  The U.S. Army grant has a total value of $933,000, will fund research and development of DNA-based vaccines delivered via our proprietary electroporation system and will run through May 2010. This project is focused on identifying DNA vaccine candidates with the potential to provide rapid, robust immunity to protect against bio-warfare and bioterror attacks.  The NIAID contract is for five years with two one-year options (period of performance September 30, 2008 — September 29, 2015 including the two options).  The value for the five years is $21.3 million with option years, six and seven, valued at $1.2 million and $1.1 million, respectively, for a total potential value of $23.6 million and will fund research and development for HIV DNA-based vaccines delivered via our proprietary electroporation system.

Research and Development Expenses. Research and development expenses for the three and six months ended June 30, 2009, were $1.2 million and $2.1 million, respectively, compared to $1.7 million and $3.3 million for the three and six months ended June 30, 2008, respectively.  The decrease in research and development expenses for the three and six months ended June 30, 2009, as compared to the comparable periods in 2008, was primarily due to lower personnel costs due to lower employee headcount during the period as well as a decrease in outside lab testing and lab and engineering supply purchases; offset by expenses incurred related to government funded programs and government contracts.

General and Administrative Expenses.  General and administrative expenses, which include business development expenses and the amortization of intangible assets, for the three and six months ended June 30, 2009, were $4.3 million and $7.3 million, respectively, as compared to $3.1 million and $5.5 million for the three and six months ended June 30, 2008, respectively.  The increase in general and administrative expenses for the three and six months ended June 30, 2009, as compared to the comparable periods in 2008, was primarily due to extraordinary legal and related fees associated with the Merger and other corporate matters.   We expect these legal fees to decrease to a significant extent in future quarters. These increases were offset by a decrease in outside consulting services related to partnering our SECTA therapy program and other corporate advisory services.

Upon adoption of SFAS 141R, Business Combinations, acquisition related costs are expensed in the period in which the costs are incurred. This differs from previous accounting in that the acquisition related expenses were included as part of the value of the acquired company. We incurred approximately $2.2 million in acquisition related costs related to our acquisition of VGX Pharmaceuticals, Inc. with no comparable expense during the same period in 2008.

Stock-based Compensation.  Stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee’s requisite service period.  Total compensation cost under SFAS No. 123(R) for our stock plans for the three and six months ended June 30, 2009 was $695,000 and $850,000, respectively.  From these amounts, $120,000 and $575,000 was included in research and development expenses and $152,000 and $698,000 was included in general and administrative expenses, respectively.  Total compensation cost under SFAS No. 123(R) for our stock plans for the three and six months ended June 30, 2008 was $201,000 and $528,000, respectively.  From these amounts, $56,000 and $147,000 was included in research and development expenses and $145,000 and $381,000 was included in general and administrative expenses, respectively. The increase in stock-based compensation cost for the three and six months ended June 30, 2009 as compared to the comparable periods in 2008 was due to the accelerated vesting of Inovio employee stock options as a result of the Merger.

Other Expense, net.  We recorded other expense, net, for the three and six months ended June 30, 2009 of $268,000 and $205,000, respectively, as compared to $113,000 and $87,000 for the three and six months ended June 30, 2008, respectively.  The increase in other expense, net, is primarily due to the revaluation of registered common stock warrants issued by us in October 2006 and August 2007.  We are required to revalue the warrants at each balance sheet date to fair value.  If unexercised, the warrants will expire in October 2011 and August 2012, respectively.

Interest Income (Expense), net.  Interest income (expense), net, for the three and six months ended June 30, 2009, was ($30,000) and $4,000, respectively, as compared to $191,000 and $490,000 for the three and six months ended June 30, 2008, respectively.  The decrease in interest income, net, for the first six months of 2009, as compared to 2008, was primarily due to a lower cash and investments balance  and lower average interest rate, as well as higher interest expense related to the UBS line of credit and long term convertible debt balances.

Implied goodwill. The excess of the purchase price over the fair value of net assets acquired resulted in goodwill of approximately $6.2 million.

Loss from investment in affiliated entity.  Loss is a result of the change in the fair market value as of June 30, 2009 .

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities, such as the recently completed financing discussed in more detail below.

Effective August 4, 2009, the outstanding convertible subordinated promissory notes were automatically converted into a maximum of 4,600,681 shares of our common stock based on accrued interest.  Such shares are subject to a lock-up agreement which provides that such shares may not be sold for a period of 180 days following the date we closed the Merger, provided that such restriction will lapse with respect to 50% of such shares on that date that is 90 days from the date we closed the Merger.

Working Capital and Liquidity

As of June 30, 2009, we had working capital of $4.2 million as compared to $554,000 as of December 31, 2008. The increase in working capital during the six months ended June 30, 2009 was due to ARS investment securities and the ARS and Put option being reclassified from long-term assets to current assets due to the time frame in which they can be readily convertible to cash and higher account receivable balances; offset by expenditures related to our research and development activities, as well as various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development. On July 29, 2009, we entered into a securities purchase agreement with certain institutional investors relating to the sale and issuance of (a) 11,111,110 shares of common stock and (b) warrants to purchase a total of 2,777,776 shares of common stock with an exercise price of $3.50 per share, for an aggregate purchase price of approximately $30.0 million.  The warrants will be exercisable beginning six months after issuance and will expire six months from the date they are first exercisable. The shares of common stock and warrants were sold in units, consisting of one share of common stock and a warrant to purchase 0.25 of a share of common stock, at a purchase price of $2.70 per unit.  The offering closed on July 31, 2009.  We received proceeds from the funding of approximately $28.4 million, after deducting offering expenses.  We believe that our cash and cash equivalents are sufficient to meet our planned working capital requirements through second half of 2011.

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

In December 2008, we, via our wholly-owned subsidiary Genetronics, which holds the ARS, accepted an offer of ARS Rights from UBS. The ARS Rights permit us to require UBS to purchase our ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. If we do not exercise our ARS Rights, the ARS will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction fails. If the ARS Rights are not exercised before July 2, 2012 they will expire and UBS will have no further obligation to buy our ARS. UBS has the discretion to purchase or sell our ARS at any time without prior notice so long as we receive a payment at par upon any sale or disposition. UBS will only exercise its discretion to purchase or sell our ARS for the purpose of restructurings, dispositions or other solutions that will provide us with par value for our ARS. As a condition to accepting the offer of ARS Rights, we released UBS from all claims except claims for consequential damages relating to its marketing and sales of ARS. We also agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund.

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

Typically the fair value of ARS approximates par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS at the maximum contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS and our ARS Rights as of June 30, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS and ARS Rights.

As of June 30, 2009, we had an accumulated deficit of $166.9 million. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market equipment, then even more funding will be required to market and sell the equipment. The outcome of the above matters cannot be predicted at this time. We are evaluating potential collaborations as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond next year.

Our long-term capital requirements will depend on numerous factors including:

•                                          Our ability to raise additional working capital through equity or debt financing;

•                                          Costs associated with raising capital or obtaining liquidity and completing transactions, such as the recent merger with VGX Pharmaceuticals, Inc.;

•                                          General and administrative costs;

•                                          Costs of manufacturing scale-up and commercialization activities and arrangements;

•                                          The progress and magnitude of the research and development programs, including preclinical and clinical trials;

•                                          The time involved in obtaining regulatory approvals;

•                                          Costs involved in filing and maintaining patent claims;

•                                          Competitive and market conditions;

•                                          Our ability to establish and maintain collaborative arrangements; and

•                                          Our ability to obtain grants to finance research and development projects.

Our ability to generate substantial funding to continue research and development activities, preclinical and clinical studies and clinical trials and manufacturing, scale-up, and selling, general, and administrative activities is subject to a number of risks and uncertainties and will depend on numerous factors including:

•                                          Our ability to raise funds in the future through public or private financings, collaborative arrangements, grant awards or from other sources;

•                                          Our potential to obtain equity investments, collaborative arrangements, license agreements or development or other funding programs in exchange for manufacturing, marketing, distribution or other rights to our products; and

•                                          Our ability to maintain existing collaborative arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States of America interest rates and conditions in the credit markets, and the recent fluctuations in interest rates and availability of funding in the credit markets primarily impacts the performance of our investments. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities.

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

In December 2008, we, via our wholly-owned subsidiary Genetronics, which holds the ARS, accepted an offer of ARS Rights from our investment advisor, UBS Financial Services, Inc., a subsidiary of UBS AG, or UBS. The ARS Rights permit us to require UBS to purchase our ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. If we do not exercise our ARS Rights, the ARS will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction fails. If the ARS Rights are not exercised before July 2, 2012 they will expire and UBS will have no further obligation to buy our ARS. UBS has the discretion to purchase or sell our ARS at any time without prior notice so long as we receive a payment at par upon any sale or disposition. UBS will only exercise its discretion to purchase or sell our ARS for the purpose of restructurings, dispositions or other solutions that will provide us with par value for our ARS. As a condition to accepting the offer of ARS Rights, we released UBS from all claims except claims for consequential damages relating to its marketing and sales of ARS. We also agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund.

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

Foreign Currency Risk

We have operated primarily in the United States of America and most transactions during the three and six months ended June 30, 2009, have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, nor do we have any foreign currency hedging instruments in place.

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

Certain transactions related to our Company and our subsidiaries Inovio AS and Inovio Asia Pte. Ltd. (“IAPL”), are denominated primarily in foreign currencies, including Euros, British Pounds, Canadian Dollars, Norwegian Kroner, Swedish Krona, and Singapore Dollars. Our equity investment in VGX International is denominated in South Korean Won.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets where Inovio conducts business, including the impact of the existing crisis in the global financial markets in such countries and the impact on both the U.S. dollar and the noted foreign currencies.

We do not use derivative financial instruments for speculative purposes. We do not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. Currently, we do not expect the impact of fluctuations in the relative fair value of other currencies to be material in 2009.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosures.

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934) that occurred during the six months ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In Pyrce v. Inovio Biomedical Corporation, Genetronics, Inc. and Inovio AS, the plaintiff, a former consultant to Inovio AS, commenced a civil lawsuit against the Company and various subsidiaries in state court on September 28, 2007.  The case was tried from May 11th to May 18th.  At the conclusion of the trial, the jury returned a verdict for Inovio Biomedical Corporation and its subsidiaries.  The Company is in the process of entering judgment and seeking its costs.

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

Risks Related to Our Business and Industry

We have incurred losses since inception, expect to incur significant net losses in the foreseeable future and may never become profitable.

We have experienced significant operating losses to date; as of June 30, 2009 our accumulated deficit was approximately $166.9 million.  To date, we have generated limited revenues, consisting of revenues from the sale of LifeTide™ SW5, or LifeTideTM, which is approved in Australia as a DNA therapy for food animals, license and grant revenue, and interest income.  We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities.  We may never successfully commercialize our electroporation-based DNA vaccine delivery technology or vaccine product candidates and thus may never have any significant future revenues or achieve and sustain profitability.

We have limited sources of revenue and our success is dependent on our ability to develop our vaccine and other product candidates and electroporation equipment.

Other than LifeTideTM, whose sales have not been significant, we do not sell any other products and may not have any other products commercially available for several years, if at all.  Our ability to generate future revenues depends heavily on our success in:

•                  developing and securing U.S. and/or foreign regulatory approvals for our product candidates, including securing regulatory approval for conducting clinical trials with  product candidates;

•                  developing our electroporation-based DNA delivery technology;

•                  commercializing any products for which we receive approval from the FDA and foreign regulatory authorities; and

•                  develop a market for LifeTide and/or our other animal health product candidates.

Our electroporation equipment and product candidates will require extensive additional clinical study and evaluation, regulatory approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales.  We are not permitted to market or promote our electroporation equipment and product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities.  If we do not receive regulatory approval for and successfully commercialize any products, we will not generate any revenues from sales of electroporation equipment and products, and we may not be able to continue our operations.

None of our vaccine product candidates has been approved for sale, and we may not develop commercially successful vaccine products.

Our vaccine programs are in the early stages of research and development, and currently include vaccine product candidates in discovery, pre-clinical studies and Phase 1 clinical studies.  We must conduct a substantial amount of additional research and development before any regulatory authority will approve any of our vaccine product candidates.  The success of our efforts to develop and commercialize our vaccine product candidates could fail for a number of reasons.  For example, we could experience delays in product development and clinical trials.  Our vaccine product candidates could be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances.  The products, if safe and effective, could be difficult to manufacture on a large scale or uneconomical to market, or our competitors could develop superior vaccine products more quickly and efficiently or more effectively market their competing products.

We will need substantial additional capital to develop our electroporation-based DNA vaccine delivery technology and vaccine and other product candidates and for our future operations.

Conducting the costly and time consuming research, pre-clinical and clinical testing necessary to obtain regulatory approvals and bring our vaccine delivery technology and product candidates to market will require a commitment of substantial funds in excess of our current capital.  Our future capital requirements will depend on many factors, including, among others: the progress of our current and new product development programs; the progress, scope and results of our pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of manufacturing our products and product candidates; the cost of prosecuting, enforcing and defending against patent infringement claims and other intellectual property rights; competing technological and market developments; and our ability and costs to establish and maintain collaborative and other arrangements with third parties to assist in potentially bringing our products to market.

Additional financing may not be available on acceptable terms, or at all.  Domestic and international capital markets have been experiencing heightened volatility and turmoil, making it more difficult to raise capital through the issuance of equity securities.  Furthermore, as a result of the recent volatility in the capital markets, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases cease to provide, funding to borrowers.  To the extent we are able to raise additional capital through the sale of equity securities or we issue securities in connection with another transaction, the ownership position of existing stockholders could be substantially diluted.  If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets.  Fluctuating interest rates could also increase the costs of any debt financing we may obtain.  Raising capital through a licensing or other transaction involving our intellectual property could require us to relinquish valuable intellectual property rights and thereby sacrifice long term value for short-term liquidity.

Our failure to successfully address ongoing liquidity requirements would have a substantially negative impact on our business.  If we are unable to obtain additional capital on acceptable terms when needed, we may need to take actions that adversely affect our business, our stock price and our ability to achieve cash flow in the future, including possibly surrendering our rights to some technologies or product opportunities, delaying our clinical trials or curtailing or ceasing operations.

If we are unable to attract and retain key personnel and advisors, it may adversely affect our ability to obtain financing, pursue collaborations or develop or market our product candidates.

To pursue our business strategy, we will need to attract and retain qualified scientific personnel and managers, including personnel with expertise in clinical trials, government regulation, manufacturing, marketing and other areas.  Competition for qualified personnel is intense among companies, academic institutions and other organizations.  If we are unable to attract and retain key personnel and advisors, it may negatively affect our ability to successfully develop, test, commercialize and market our products and product candidates.

We may not successfully integrate the VGX Pharmaceuticals business or realize all of the anticipated benefits of our acquisition of VGX.

On June 1, 2009, we completed the Merger.  To be successful after the Merger, we need to combine and integrate the separate organizations and operations of the two companies.  The combination of two independent companies is a complex, costly, and time-consuming process.  As a result, we must devote significant management attention and resources to integrating the diverse business practices and operations of the two companies.  We may encounter difficulties that could harm the combined businesses, adversely affect our financial condition, and cause our stock price to decline, including the following:

•                  We may have difficulty maintaining employee morale and retaining key managers and other employees as we take steps to combine the personnel and business cultures of two separate organizations into one, and to eliminate duplicate positions and functions;

•                  We may have difficulty preserving important relationships with others, such as strategic partners, customers, and suppliers, who may delay or defer decisions on agreements with us, or seek to change existing agreements with us, because of the Merger;

•                  We may encounter unanticipated issues in integrating complex information technology, communications, and other systems used by the separate companies; and

•                  Our integration efforts will result in significant costs, including costs relating to employees and facilities, and  may result in substantially greater costs and expenses than currently anticipated, and we may identify liabilities of the combined business that were not anticipated.

The integration process may divert the attention of our officers and management from day-to-day operations and disrupt our business, particularly if we encounter these types of difficulties.  We have not previously completed a merger or acquisition comparable in size or scope to this transaction.  The failure of the combined company to meet the challenges involved in the integration process could cause an interruption of, or a loss of momentum in, the activities of the combined company and could seriously harm our results of operations.

Even if the operations of the two organizations are integrated successfully, the combined company may not fully realize the expected benefits of the transaction, including the synergies, cost savings or growth opportunities, whether within the anticipated time frame, or anytime in the future.

We face intense and increasing competition and many of our competitors have significantly greater resources and experience.

Many other companies are pursuing other forms of treatment or prevention for diseases that we target.  For example, many of our competitors are working on developing and testing H5N1, H1N1 and universal influenza vaccines.  Our competitors and potential competitors include large pharmaceutical and medical device companies and more established biotechnology companies.  These companies have significantly greater financial and other resources and greater expertise than us in research and development, securing government contracts and grants to support research and development efforts, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and marketing.  This may make it easier for them to respond more quickly than us to new or changing opportunities, technologies or market needs.  Many of these competitors operate large, well-funded research and development programs and have significant products approved or in development.  Small companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies or through acquisition or development of intellectual property rights.  Our potential competitors also include academic institutions, governmental agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing.  Research and development by others may seek to render our technologies or products obsolete or noncompetitive.

If we lose or are unable to secure collaborators or partners, or if our collaborators or partners do not apply adequate resources to their relationships with us, our product development and potential for profitability will suffer.

We have entered into, or may enter into, distribution, co-promotion, partnership, sponsored research and other arrangements for development, manufacturing, sales, marketing and other commercialization activities relating to our products.  For example, we have entered into a license and collaboration agreement with Merck.  The amount and timing of resources applied by our collaborators are largely outside of our control.

Wyeth terminated one of our existing collaboration agreements.  If any of our other current or future collaborators breaches or terminates our agreements, or fails to conduct our collaborative activities in a timely manner, our commercialization of products could be diminished or blocked completely.  It is possible that collaborators will change their strategic focus, pursue alternative technologies or develop alternative products, either on their own or in collaboration with others.  Further, we may be forced to fund programs that were previously funded by our collaborators, and we may not have, or be able to access, the necessary funding.  The effectiveness of our partners, if any, in marketing our products will also affect our revenues and earnings.

We desire to enter into new collaborative agreements.  However, we may not be able to successfully negotiate any additional collaborative arrangements and, if established, these relationships may not be scientifically or commercially successful.  Our success in the future depends in part on our ability to enter into agreements with other highly-regarded organizations.  This can be difficult due to internal and external constraints placed on these organizations.  Some organizations may have insufficient administrative and related infrastructure to enable collaborations with many companies at once, which can extend the time it takes to develop, negotiate and implement a collaboration.  Once news of discussions regarding possible collaborations are known in the medical community, regardless of whether the news is accurate, failure to announce a collaborative agreement or the entity’s announcement of a collaboration with another entity may result in adverse speculation about us, resulting in harm to our reputation and our business.

Disputes could also arise between us and our existing or future collaborators, as to a variety of matters, including financial and intellectual property matters or other obligations under our agreements.  These disputes could be both expensive and time-consuming and may result in delays in the development and commercialization of our products or could damage our relationship with a collaborator.

A small number of licensing partners and government contracts account for a substantial portion of our revenue.

We currently derive a significant portion of our revenue from a limited number of licensing partners and government grants and contracts.  Accordingly, if we fail to sign additional future contracts with major licensing partners and the government, if a contract is delayed or deferred, or if an existing contract expires or is cancelled and we fail to replace the contract with new business, our revenue would be adversely affected.

During the six months ended June 30, 2009 and the year ended December 31, 2008, Merck accounted for approximately 3% and 30%, respectively, of our consolidated revenue, Wyeth accounted for approximately 76% and 40%, respectively, of our consolidated revenue, and our contract with the National Institute of Allergy and Infectious Diseases (NIAID) and grant with the US Army accounted for approximately 8% and 0%, respectively, of our consolidated revenue.  During the three and six months ended June 30, 2009, deferred revenue recognized in connections with the termination of the Wyeth agreement accounted for approximately 82% and 76%, respectively, of our consolidated revenue.  We expect revenues from Merck to be significantly lower in 2009, we believe that development activities for Merck will be limited for the foreseeable future.  The development and funding priorities of our collaborators may change which may lead to the suspension or termination of our relationship with Merck.  Any such suspension or termination would adversely affect our business.  On July 13, 2009 we received written notice from Wyeth of the termination of its licensing agreement with us, effective 90 days from our receipt of such notice.  Revenue under this agreement had been a material portion of our revenue from collaborative research and development agreements in past periods.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations.  Our net loss and other operating results will be affected by numerous factors, including:

•                  variations in the level of expenses related to our electroporation equipment, product candidates or future development programs;

•                  merger integration expenses;

•                  addition or termination of clinical trials or funding support;

•                  any intellectual property infringement lawsuit in which we may become involved;

•                  any legal claims that may be asserted against us or any of our officers;

•                  regulatory developments affecting our electroporation equipment and product candidates or those of our competitors;

•                  our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements; and

•                  if any of our products receives regulatory approval, the levels of underlying demand for our products.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.  Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.  We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

If we are unable to obtain FDA approval of our products, we will not be able to commercialize them in the United States.

We need FDA approval prior to marketing our electroporation equipment and products in the United States.  If we fail to obtain FDA approval to market our electroporation equipment and product candidates, we will be unable to sell our products in the United States, which will significantly impair our ability to generate any revenues.

This regulatory review and approval process, which includes evaluation of pre-clinical studies and clinical trials of our products as well as the evaluation of our manufacturing processes and our third-party contract manufacturers’ facilities, is lengthy, expensive and uncertain.  To receive approval, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that our electroporation equipment and product candidates are both safe and effective for each indication for which approval is sought.  Satisfaction of the approval requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product.  We do not know if or when we might receive regulatory approvals for our electroporation equipment and any of our product candidates currently under development.  Moreover, any approvals that we obtain may not cover all of the clinical indications for which we are seeking approval, or could contain significant limitations in the form of narrow indications, warnings, precautions or contra-indications with respect to conditions of use.  In such event, our ability to generate revenues from such products would be greatly reduced and our business would be harmed.

The FDA has substantial discretion in the approval process and may either refuse to consider our application for substantive review or may form the opinion after review of our data that our application is insufficient to allow approval of our electroporation equipment and product candidates.  If the FDA does not consider or approve our application, it may require that we conduct additional clinical, pre-clinical or manufacturing validation studies and submit that data before it will reconsider our application.  Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available.  It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA for approval or even to make our applications approvable.  If any of these outcomes occur, we may be forced to abandon one or more of our applications for approval, which might significantly harm our business and prospects.

It is possible that none of our products or any product we may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for us or our collaborators to commence product sales.  Any delay in obtaining, or an inability to obtain, applicable regulatory approvals would prevent us from commercializing our products, generating revenues and achieving and sustaining profitability.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is uncertain.  Failure can occur at any time during the clinical trial process.  The results of pre-clinical studies and early clinical trials of our products may not be predictive of the results of later-stage clinical trials.  Human-use equipment and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical testing.  The time required to obtain approval by the FDA and similar foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials, depending upon numerous factors.  In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change.  We have not obtained regulatory approval for any human-use products.

Our products could fail to complete the clinical trial process for many reasons, including the following:

•                  we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our electroporation equipment and a product candidate is safe and effective for any indication;

•                  the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•                  the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•                  we may be unable to demonstrate that our electroporation equipment and a product candidate’s clinical and other benefits outweigh its safety risks;

•                  we may be unable to demonstrate that our electroporation equipment and a product candidate presents an advantage over existing therapies, or over placebo in any indications for which the FDA requires a placebo-controlled trial;

•                  the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from pre-clinical studies or clinical trials;

•                  the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a new drug application or other submission or to obtain regulatory approval in the United States or elsewhere;

•                  the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of us or third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies; and

•                  the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Delays in the commencement or completion of clinical testing could result in increased costs to us and delay or limit our ability to generate revenues.

Delays in the commencement or completion of clinical testing could significantly affect our product development costs.  We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all.  In addition, ongoing clinical trials may not be completed on schedule, or at all.  The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•                  obtaining regulatory approval to commence a clinical trial;

•                  adverse results from third party clinical trials involving gene based therapies and the regulatory response thereto;

•                  reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•                  future bans or stricter standards imposed on gene based therapy clinical trials;

•                  manufacturing sufficient quantities of our electroporation equipment and product candidates for use in clinical trials;

•                  obtaining institutional review board, or IRB, approval to conduct a clinical trial at a prospective site;

•                  slower than expected recruitment and enrolment of patients to participate in clinical trials for a variety of reasons, including competition from other clinical trial programs for similar indications;

•                  retaining patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up; and

•                  collecting, reviewing and analyzing our clinical trial data.

Clinical trials may also be delayed as a result of ambiguous or negative interim results.  In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:

•                  failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•                  inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•                  unforeseen safety issues; and

•                  lack of adequate funding to continue the clinical trial.

If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our electroporation equipment and our product candidates may be harmed and our ability to generate product revenues will be delayed.  In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.  Further, delays in the commencement or completion of clinical trials may adversely affect the trading price of our common stock.

We and our collaborators rely on third parties to conduct our clinical trials.  If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we and our collaborators may not be able to obtain regulatory approval for or commercialize our product candidates.

We and our collaborators have entered into agreements with contract research organizations  (“CROs”) to provide monitors for and to manage data for our on-going clinical programs.  We and the CROs conducting clinical trials for our electroporation equipment and product candidates are required to comply with current good clinical practices, or GCPs, regulations and guidelines enforced by the FDA for all of our products in clinical development.  The FDA enforces GCPs through periodic inspections of trial sponsors, principal investigators and trial sites.  If we or the CROs conducting clinical trials of our product candidates fail to comply with applicable GCPs, the clinical data generated in the clinical trials may be deemed unreliable and the FDA may require additional clinical trials before approving any marketing applications.

If any relationships with CROs terminate, we or our collaborators may not be able to enter into arrangements with alternative CROs.  In addition, these third-party CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our on-going clinical programs or perform trials efficiently.  These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could harm our competitive position.  If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.  As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.  Cost overruns by or disputes with our CROs may significantly increase our expenses.

Even if our products receive regulatory approval, they may still face future development and regulatory difficulties.

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies.   This governmental oversight may be particularly strict with respect to gene based therapies.  Our products will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information.  In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations.  If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing.  If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•                  issue Warning Letters or untitled letters;

•                  impose civil or criminal penalties;

•                  suspend regulatory approval;

•                  suspend any ongoing clinical trials;

•                  refuse to approve pending applications or supplements to applications filed by us;

•                  impose restrictions on operations, including costly new manufacturing requirements; or

•                  seize or detain products or require us to initiate a product recall.

Even if our products receive regulatory approval in the United States, we may never receive approval or commercialize our products outside of the United States.

In order to market any electroporation equipment and product candidates outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy.  Approval procedures vary among countries and can involve additional product testing and additional administrative review periods.  The time required to obtain approval in other countries might differ from that required to obtain FDA approval.  The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks.  Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others.  Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States.  Such effects include the risks that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and have an adverse effect on their commercial potential or require costly, post-marketing follow-up studies.

We face potential product liability exposure and, if successful claims are brought against us, we may incur substantial liability.

The use of our electroporation equipment and product candidates in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims.  Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products.  If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities.  In addition, regardless of merit or eventual outcome, product liability claims may result in:

•                  decreased demand for our product candidates;

•                  impairment of our business reputation;

•                  withdrawal of clinical trial participants;

•                  costs of related litigation;

•                  distraction of management’s attention from our primary business;

•                  substantial monetary awards to patients or other claimants;

•                  loss of revenues; and

•                  inability to commercialize our products.

We have obtained product liability insurance coverage for our clinical trials, but our insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer.  Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability.  On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated side effects.  A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our business.

We currently have no marketing and sales organization and have no experience in marketing products.  If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenues.

We currently do not have a sales organization for the marketing, sales and distribution of our electroporation equipment and product candidates.  In order to commercialize any products, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services.  We contemplate establishing our own sales force or seeking third-party partners to sell our products.  The establishment and development of our own sales force to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability.  We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.  To the extent we rely on third parties to commercialize our approved products, if any, we will receive less revenues than if we commercialized these products ourselves.  In addition, we may have little or no control over the sales efforts of third parties involved in our commercialization efforts.  In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize our product candidates which would negatively impact our ability to generate product revenues.

If any of our products for which we receive regulatory approval does not achieve broad market acceptance, the revenues that we generate from their sales will be limited.

The commercial success of our electroporation equipment and product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by both the medical community and patient population.  Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for optimal commercial success.  The degree of market acceptance of any of our approved products will depend on a number of factors, including:

•                  our ability to provide acceptable evidence of safety and efficacy;

•                  the relative convenience and ease of administration;

•                  the prevalence and severity of any adverse side effects;

•                  limitations or warnings contained in a product’s FDA-approved labeling, including, for example, potential “black box” warnings

•                  availability of alternative treatments;

•                  pricing and cost effectiveness;

•                  the effectiveness of our or any future collaborators’ sales and marketing strategies;

•                  our ability to obtain sufficient third-party coverage or reimbursement; and

•                  the willingness of patients to pay out of pocket in the absence of third-party coverage.

If our electroporation equipment and product candidates are approved but do not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable.  In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

We are subject to uncertainty relating to reimbursement policies which, if not favorable to our product candidates, could hinder or prevent our products’ commercial success.

Our ability to commercialize our electroporation equipment and product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other third-party payors establish appropriate coverage and reimbursement levels for our product candidates and related treatments.  As a threshold for coverage and reimbursement, third-party payors generally require that drug products have been approved for marketing by the FDA.  Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services.  We may not be able to obtain third-party coverage or reimbursement for our products in whole or in part.

Healthcare reform measures could hinder or prevent our products’ commercial success.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in health care systems to contain health care costs and improve quality.  While reform proposals often involve expanding coverage to more individuals, health care reform may also involve increased government price controls, additional regulatory mandates and other measures designed to lower medical and pharmaceutical costs.  Within the United States, the pharmaceutical industry has been a particular focus of both the U.S. Congress, as well as state governments.  Proposed reforms include, but are not limited to, increasing regulation of pharmaceutical representatives, restricting direct to consumer advertising and off-label uses, limiting manufacturers’ access to marketing data, requiring greater reliance on comparative effectiveness reviews of competing drugs, increasing use of electronic prescribing and authorizing the re-importation of drugs from Canada and other foreign countries to lower pharmaceutical costs to U.S. consumers.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care may adversely affect:

•                  our ability to set a price we believe is fair for our products;

•                  our ability to generate revenues and achieve or maintain profitability;

•                  the availability of capital; and

•                  our ability to obtain timely approval of our products.

If we fail to comply with applicable healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights may be applicable to our business.  We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business, without limitation.  The laws that may affect our ability to operate include:

the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which promote pharmaceutical products and may provide coding and billing advice to customers;

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states, such as Vermont, Maine, and Minnesota requiring reporting to state governments of gifts, compensation, and other remuneration to physicians.  Federal legislation, the Physician Payments Sunshine Act of 2009, has been proposed and is moving forward in Congress.  This legislation would require disclosure to the federal government of payments to physicians.  These laws all provide for penalties for non-compliance.  The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different compliance and/or reporting requirements, increases the possibility that a company may run afoul of one or more laws.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations.  Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results.  Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.  Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

If we and the contract manufacturers upon whom we rely fail to produce our systems and product candidates in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our electroporation equipment and  product candidates.

We manufacture some components of our electroporation systems and utilize the services of contract manufacturers to manufacture the remaining components of these systems and our product supplies for clinical trials.  The manufacture of our systems and product supplies requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls.  Manufacturers often encounter difficulties in production, particularly in scaling up for commercial production.  These problems include difficulties with production costs and yields, quality control, including stability of the equipment and product candidates and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations.  If we or our manufacturers were to encounter any of these difficulties or our manufacturers otherwise fail to comply with their obligations to us, our ability to provide our electroporation equipment to our partners and products to patients in our clinical trials or to commercially launch a product would be jeopardized.  Any delay or interruption in the supply of clinical trial supplies could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial program and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the trials completely.

In addition, all manufacturers of our products must comply with cGMP requirements enforced by the FDA through its facilities inspection program.  These requirements include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation.  Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements.  We have little control over our manufacturers’ compliance with these regulations and standards.  A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval.  If the safety of any product is compromised due to our or our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products, and we may be held liable for any injuries sustained as a result.  Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of our products, entail higher costs or result in our being unable to effectively commercialize our products.  Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis, pursuant to provided specifications and at commercially reasonable prices, we may be unable to meet demand for our products and would lose potential revenues.

Our failure to successfully acquire, develop and market additional product candidates or approved products would impair our ability to grow.

We may acquire, in-license, develop and/or market additional products and product candidates.  The success of these actions depends partly upon our ability to identify, select and acquire promising pharmaceutical product candidates and products.

The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex.  Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products.  We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure.  Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts.  We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.

•                  In addition, future acquisitions may entail numerous operational and financial risks, including:

•                  exposure to unknown liabilities;

•                  disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;

•                  incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;

•                  higher than expected acquisition and integration costs;

•                  increased amortization expenses;

•                  difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

•                  impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

•                  inability to retain key employees of any acquired businesses.

Further, any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities.  All product candidates are prone to risks of failure typical of product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities.

Our business involves the use of hazardous materials and we and our third-party manufacturers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our and our third-party manufacturers’ activities involve the controlled storage, use and disposal of hazardous materials, including the components of our product candidates and other hazardous compounds.  We and our manufacturers are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials.  In the event of an accident, state or federal authorities may curtail the use of these materials and interrupt our business operations.  If we are subject to any liability as a result of our or our third-party manufacturers’ activities involving hazardous materials, our business and financial condition may be adversely affected.

We may be subject to stockholder litigation, which would harm our business and financial condition.

We may have actions brought against us by stockholders relating to the Merger, past transactions, changes in our stock price or other matters.  Any such actions could give rise to substantial damages, and thereby have a material adverse effect on our consolidated financial position, liquidity, or results of operations.  Even if an action is not resolved against us, the uncertainty and expense associated with stockholder actions could harm our business, financial condition and reputation.  Litigation can be costly, time-consuming and disruptive to business operations.  The defense of lawsuits could also result in diversion of our management’s time and attention away from business operations, which could harm our business.

Our results of operations and liquidity needs could be materially affected by market fluctuations and general economic conditions.

Our results of operations could be materially affected by economic conditions generally, both in the U.S. and elsewhere around the world.  Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward.  These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic recession.  Domestic and international capital markets have also been experiencing heightened volatility and turmoil.  These events and the continuing market upheavals may have an adverse effect on us.  In the event of a continuing market downturn, our results of operations could be adversely affected.  Our future cost of equity or debt capital and access to the capital markets could be adversely affected, and our stock price could decline.  There may be disruption in or delay in the performance of our third-party contractors and suppliers.  If our contractors, suppliers and partners are unable to satisfy their contractual commitments, our business could suffer.  In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.  Given the current instability of financial institutions, we may experience losses on these deposits.

Risks Related to Our Intellectual Property

It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.

Our commercial success will depend in part on obtaining and maintaining patent, trademark, trade secret, and other intellectual property protection relating to our electroporation equipment and product candidates, as well as successfully defending these intellectual property rights against third-party challenges.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved.  No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the United States.  The biotechnology patent situation outside the United States can be even more uncertain depending on the country.  Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property.  Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our licensed patents, our patents or in third-party patents, nor can we predict the likelihood of our patents surviving a patent validity challenge.

The degree of future protection for our intellectual property rights is uncertain, because legal decisionmaking can be unpredictable, thereby often times resulting in limited protection , which may not adequately protect our rights or permit us to gain or keep our competitive advantage.  For example:

•                  we, or the parties from whom we have acquired or licensed patent rights, may not have been the first to file the underlying patent applications or the first to make the inventions covered by such patents;

•                  the named inventors or co-inventors of patents or patent applications that we have licensed or acquired may be incorrect, which may give rise to disputes or invalidate the patents;

•                  others may independently develop similar or alternative technologies or duplicate any of our products or technologies that may not be covered by our patents, or they may design around our patents;

•                  pending patent applications may not result in issued patents;

•                  the issued patents covering our products and technologies may not provide us with any competitive advantages;

•                  the issued patents may be challenged and invalidated, or rendered unenforceable;

•                  the issued patents may be subject to reexamination, which could result in a narrowing of the scope of claims or cancellation of claims found unpatentable;

•                  we may not develop or acquire additional proprietary technologies that are patentable;

•                  our trademarks may be invalid or subject to a third party’s prior use; or

•                  our ability to enforce our patent rights will depend on our ability to detect infringement, and litigation to enforce patent rights may not be pursued due to significant financial costs, diversion of resources, and unpredictability of a favorable result or ruling.

We depend, in part, on our licensors and collaborators to protect a portion of our intellectual property rights.  In such cases, our licensors and collaborators may be primarily or wholly responsible for the maintenance of patents and prosecution of patent applications relating to important areas of our business.  If any of these parties fail to adequately protect these products with issued patents, our business and prospects would be harmed significantly.

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable.  However, trade secrets are difficult to protect.  Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our trade secrets to competitors.  Enforcing a claim that a third-party entity illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable.  In addition, courts outside the United States are sometimes less willing to protect trade secrets.  Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

If we or our licensors fail to obtain or maintain patent protection or trade secret protection for our product candidates or our technologies, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and attain profitability.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Other companies may have or may acquire intellectual property rights that could be enforced against us.  If they do so, we may be required to alter our technologies, pay licensing fees or cease activities.  If our products or technologies infringe the intellectual property rights of others, they could bring legal action against us or our licensors or collaborators claiming damages and seeking to enjoin any activities that they believe infringe their intellectual property rights.

Because patent applications can take many years to issue, there may be currently pending applications unknown to us or reissue applications that may later result in issued patents upon which our products or technologies may infringe.  There could also be existing patents of which we are unaware that our products or technologies may infringe.  In addition, if third parties file patent applications or obtain patents claiming products or technologies also claimed by us in pending applications or issued patents, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office to determine priority of invention.  If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of our filed foreign patent applications.

If a third party claims that we infringe its intellectual property rights, it could cause our business to suffer in a number of ways, including:

•                  we may become involved in time-consuming and expensive litigation, even if the claim is without merit, the third party’s patent is ultimately invalid or we are ultimately found to have not infringed;

•                  we may become liable for substantial damages for past infringement if a court decides that our technologies infringe upon a third party’s patent;

•                  we may be ordered by a court to stop making, selling or licensing our products or technologies without a license from a patent holder, which may not be available on commercially acceptable terms, if at all, or which may require us to pay substantial royalties or grant cross-licenses to our patents; and

•                  we may have to redesign our products so that they do not infringe upon others’ patent rights, which may not be possible or could require substantial investment or time.

If any of these events occur, our business could suffer and the market price of our common stock may decline.

Risks Related to Our Common Stock

The price of our common stock is expected to be volatile and an investment in our common stock could decline substantially in value.

In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business.  The following factors, in addition to the other risk factors described in this prospectus, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:

•                  developments concerning any research and development, clinical trials, manufacturing, and marketing efforts or collaborations;

•                  fluctuating public or scientific interest in the potential for influenza pandemic or other applications for our vaccine or other product candidates;

•                  our announcement of significant acquisitions, strategic collaborations, joint ventures or capital commitments;

•                  fluctuations in our operating results

•                  announcements of technological innovations;

•                  new products or services that we or our competitors offer;

•                  the initiation, conduct and/or outcome of intellectual property and/or litigation matters;

•                  changes in financial or other estimates by securities analysts or other reviewers or evaluators of our business;

•                  conditions or trends in bio-pharmaceutical or other healthcare industries;

•                  regulatory developments in the United States and other countries;

•                  negative perception of gene based therapy;

•                  changes in the economic performance and/or market valuations of other biotechnology and medical device companies;

•                  additions or departures of key personnel;

•                  sales or other transactions involving our common stock; and

•                  global unrest, terrorist activities, and economic and other external factors; and

•                  catastrophic weather and/or global disease pandemics.

The stock market in general has recently experienced relatively large price and volume fluctuations.  In particular, the market prices of securities of smaller biotechnology and medical device companies have experienced dramatic fluctuations that often have been unrelated or disproportionate to the operating results of these companies.  Continued market fluctuations could result in extreme volatility in the price of the common stock, which could cause a decline in the value of the common stock.  In addition, price volatility may increase if the trading volume of our common stock remains limited or declines.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock.

Our amended and restated certificate of incorporation contains provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable.  Some of these provisions include:

•                  the authority of our board of directors to issue shares of undesignated preferred stock and to determine the rights, preferences and privileges of these shares, without stockholder approval;

•                  all stockholder actions must be effected at a duly called meeting of stockholders and not by written consent; and

•                  the elimination of cumulative voting.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock.  These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including to delay or impede a merger, tender offer or proxy contest involving our company.  Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

We have never paid cash dividends on our common stock and we do not anticipate paying dividends in the foreseeable future.

We have paid no cash dividends on our common stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business.  In addition, the terms of any future debt or credit facility may preclude or limit our ability to pay any dividends.  As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On May 29, 2009, we held a special stockholders’ meeting, at which our stockholders (i) approved the Merger Agreement and the Merger and (ii) approved an amendment of the Inovio Amended 2000 Stock Option Plan to clarify the acceleration of vesting of options to purchase shares of Inovio common stock issued and outstanding thereunder and to remove the termination of unexercised options issued and outstanding thereunder at the effective time of the Merger. The vote on such matters was as follows:

I.                      Approval of Merger and Merger Agreement:

For	Against	Withheld	Broker Non-Votes
19,985,551	4,771,350	8,375	100,000

II.                  Approval of Amendment of Inovio Amended 2000 Stock Option Plan:

For	Against	Abstain	Broker Non-Votes
17,510,717	5,312,438	1,842,121	200,000

Item 5. Other Information

At a meeting on August 12, 2009, our Board of Directors adopted a form of Indemnification Agreement for directors and officers. The Indemnification Agreement provides that we will indemnify our directors and officers to the fullest extent permitted by law. Among other things, the agreement indemnifies our directors and officers for certain expenses, including attorney’s fees, judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of Inovio, arising out of such person’s services as a director or officer of Inovio, any subsidiary of Inovio or any other company or enterprise to which the person provides services at the request of Inovio. The foregoing summary of the Indemnification Agreement is qualified in its entirety by reference to the full text of the Indemnification Agreement, which is filed herewith as Exhibit 10.1 and incorporated herein by reference.

In addition, at the August 12, 2009 meeting, our Board of Directors adopted the Inovio Biomedical Corporation Amended and Restated Bylaws.  Such Bylaws include a Section 2.10, relating to the process by which candidates for director may be nominated by stockholders for election at a meeting of stockholders.

Section 2.10 of the Amended and Restated Bylaws provides that nominations shall be made pursuant to timely notice in writing to our corporate secretary, which shall be the exclusive means for a stockholder to make nominations whether or not the stockholder is seeking to have a proposal included in our proxy statement or information statement under an applicable rule of the SEC, including, but not limited to, Regulation 14A or Regulation 14C under the Exchange Act.  To be timely, in the case of a stockholder seeking to have a nomination included in our proxy statement or information statement, a stockholder’s notice must be delivered to or mailed and received at our principal executive offices not less than 120 days or more than 180 days prior to the first Anniversary of the date on which we first mailed our proxy materials (or, in the absence of proxy materials, our notice of meeting) for the previous year’s annual meeting of stockholders.  However, if we did not hold an annual meeting the previous year, or if the date of the annual meeting is advanced more than 30 days prior to or delayed by more than 30 days after the Anniversary of the preceding year’s annual meeting, then notice by the stockholder to be timely must be delivered to our corporate secretary at our principal executive offices not later than the close of business on the later of (i) the 90th day prior to such annual meeting or (ii) the 15th day following the day on which public announcement of the date of such meeting is first made.  If the stockholder is not seeking inclusion of the nomination in our proxy statement or information statement, timely notice consists of a stockholder’s notice delivered to or mailed and received at our principal executive offices not less than 90 days prior to the date of the annual meeting.  In no event shall any adjournment or postponement of an annual meeting or the announcement thereof commence a new time period for the giving of a stockholder’s notice as described above.  The stockholder’s notice relating to director nomination(s) shall set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director, (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of our capital stock which are beneficially owned by the person, and (iv) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to Regulation 14A under the Exchange Act; (b) as to the stockholder giving the notice, (i) the name and record address of the stockholder, and (ii) the class and number of shares of our capital stock which are beneficially owned by the stockholder; (c) as to the stockholder giving the notice and any Stockholder Associated Person (as defined in the Amended and Restated Bylaws), to the extent not set forth pursuant to the immediately preceding clause, whether and the extent to which any Relevant Hedge Transaction (as defined in the Amended and Restated Bylaws) has been entered into, and (d) as to the stockholder giving the notice and any Stockholder Associated Person, (1) whether and the extent to which any Derivative Instrument (as defined in the Amended and Restated Bylaws) is directly or indirectly beneficially owned, (2) any rights to dividends on our shares owned beneficially by such stockholder that are separated or separable from the underlying shares, (3) any proportionate interest in our shares or Derivative Instruments held, directly or indirectly, by a general or limited partnership in which such stockholder is a general partner or, directly or indirectly, beneficially owns an interest in a general partner and (4) any performance-related fees (other than an asset-based fee) that such stockholder is entitled to based on any increase or decrease in the value of our shares or Derivative Instruments, if any, as of the date of such notice, including without limitation any such interests held by members of such stockholder’s immediate family sharing the same household (which information shall be supplemented by such stockholder and beneficial owner, if any, not later than 10 days after the record date for the meeting to disclose such ownership as of the record date).  We may require any proposed nominee to furnish such other information as may reasonably be required by us to determine the eligibility of such proposed nominee to serve as a director.  No person shall be eligible for election as a director unless nominated in accordance with the procedures set forth herein.

The foregoing summary of Section 2.10 of the Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which are filed herewith as Exhibit 3.6 and incorporated herein by reference.

Item 6. Exhibits

(a)                                  Exhibits

Exhibit Number	Description of Document

3.6

Amended and Restated Bylaws of Inovio Biomedical Corporation, as amended through August 12, 2009 (incorporated by reference to Exhibit 3.6 to the current report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2009).

10.1	Form of Indemnification Agreement for Directors and Officers of Inovio Biomedical Corporation.
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Inovio Biomedical Corporation

Date: August 19, 2009	By:	/s/ J. Joseph Kim
J. Joseph Kim
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 19, 2009	By:	/s/ Peter Kies
Peter Kies
Chief Financial Officer
(Principal Financial and Accounting Officer)