Form 10-Q
period 2009-09-30
INOVIO BIOMEDICAL CORP
filed 2009-11-13
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, was 102,128,323 as of November 12, 2009.

INOVIO BIOMEDICAL CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2009

Part I. Financial Information

Item 1. Financial Statements

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,509,245	$14,115,281
Short-term investments	10,420,338	—
Auction rate security rights	3,113,515	—
Accounts receivable	165,792	671,187
Accounts receivable from affiliated entity	1,172,953	—
Prepaid expenses and other current assets	464,923	477,285
Prepaid expenses and other current assets from affiliated entity	406,000	—
Inventory purchases from affiliated entity	177,969	—

Total current assets	48,430,735	15,263,753

Long-term investments	—	9,169,471
Auction rate security rights	—	4,281,494
Fixed assets, net	381,968	353,807
Intangible assets, net	13,453,379	5,850,540
Goodwill	10,113,371	3,900,713
Investment in affiliated entity	17,771,019	—
Other assets	287,147	167,250

Total assets	$90,437,619	$38,987,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,641,728	$1,367,300
Accounts payable due to affiliated entity	593,668	—
Accrued clinical trial expenses	310,506	399,919
Line of credit	12,111,660	12,109,423
Common stock warrants	4,720,984	224,582
Deferred revenue	865,077	523,544
Deferred rent	2,687	84,814

Total current liabilities	21,246,310	14,709,582

Deferred revenue, net of current portion	92,385	4,269,151
Deferred rent, net of current portion	74,619	14,898
Deferred tax liabilities	840,000	887,250

Total liabilities	22,253,314	19,880,881

Inovio Biomedical Corporation Stockholders’ equity:
Common stock	102,120	44,022
Additional paid-in capital	237,221,749	171,868,914
Accumulated deficit	(169,878,565)	(152,812,948)
Stockholder note receivable	(800)	—
Accumulated other comprehensive income	86,921	6,159

Total Inovio Biomedical Corporation stockholders’ equity	67,531,425	19,106,147

Non-controlling interest	652,880	—

Total stockholders’ equity	68,184,305	19,106,147

Total liabilities and stockholders’ equity	$90,437,619	$38,987,028

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
License fee and milestone payments	$2,143,239	$214,825	$4,631,711	$611,578
Revenue under collaborative research and development arrangements	32,885	239,912	120,227	1,159,207
Grant and miscellaneous revenue	1,470,337	—	1,755,562	—

Total revenue	3,646,461	454,737	6,507,500	1,770,785

Operating expenses:
Research and development	3,412,130	1,274,387	5,557,057	4,551,039
General and administrative	3,830,703	1,928,928	11,097,617	7,416,613

Total operating expenses	7,242,833	3,203,315	16,654,674	11,967,652

Loss from operations	(3,596,372)	(2,748,578)	(10,147,174)	(10,196,867)

Other income (expense):
Interest (expense)/income, net	(26,620)	97,008	(22,903)	587,128
Other (expense)/income, net	(2,903,174)	307,162	(3,108,570)	219,850
Gain/(loss) from investment in affiliated entity	3,564,283	—	(3,804,397)	—

Net loss from operations	(2,961,883)	(2,344,408)	(17,083,044)	(9,389,889)

Net loss attributable to non-controlling interest	13,697	—	17,427	—

Net loss attributable to Inovio Biomedical Corporation	$(2,948,186)	$(2,344,408)	$(17,065,617)	$(9,389,889)

Loss per common share — basic and diluted:

Net loss per share attributable to Inovio Biomedical Corporation stockholders	$(0.03)	$(0.05)	$(0.26)	$(0.21)

Weighted average number of common shares outstanding — basic and diluted	93,909,945	43,929,654	65,415,951	43,881,047

See accompanying notes.

INOVIO BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Cash flows from operating activities:
Net loss	$(17,065,617)	$(9,389,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	165,145	142,000
Amortization of intangible assets	955,311	615,094
Change in value of common stock warrants	3,233,018	(221,238)
Gain on long-term investments	(1,250,867)	—
Loss on auction rate security rights	1,167,979	—
Stock-based compensation	1,819,967	844,401
Compensation for services paid in common stock	—	40,725
Interest converted into common stock	430,715	—
Interest expense accrued on line of credit	123,673	3,036
Amortization of deferred tax liabilities	(47,250)	(47,250)
Deferred rent	(65,052)	(46,460)
Loss on disposal of assets	26,404	5,473
Loss from investment in affiliated company	3,804,397	—
Gain on long-term investment in affiliated entity	(5,502)	—
Accretion of discount on available-for-sale securities	—	(60,345)
Changes in operating assets and liabilities:
Accounts receivable	653,742	413,065
Accounts receivable from affiliated entity	(10,175)	—
Prepaid expenses and other current assets	170,057	(184,906)
Prepaid expenses and other current assets from affiliated entity	(406,000)	—
Accounts payable and accrued expenses	(1,862,096)	(408,413)
Accounts payable due to affiliated entity	576,930	—
Deferred revenue	(4,069,374)	(298,475)

Net cash used in operating activities	(11,654,595)	(8,593,182)

Cash flows from investing activities:
Purchases of long-term investments	—	(4,500,000)
Proceeds from long-term investments	—	8,000,000
Purchases of capital assets	(14,802)	(114,144)
Net cash provided by acquisition	1,611,280	—
Additions to intangible assets and other assets	(116,567)	(366,213)

Net cash provided by investing activities	1,479,911	3,019,643

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	28,745,361	1,088
Proceeds from line of credit	—	1,800,000
Repayment of line of credit	(121,436)	(39,191)

Net cash provided by financing activities	28,623,925	1,761,897

Effect of exchange rate changes on cash and equivalents	(55,277)	(27,793)
Increase/(decrease) in cash and equivalents	18,393,964	(3,839,435)

Cash and cash equivalents, beginning of period	14,115,281	10,250,929
Cash and cash equivalents, end of period	$32,509,245	$6,411,494

See accompanying notes

INOVIO BIOMEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Description of Business

Inovio Biomedical Corporation (the “Company” or “Inovio”) is engaged in the discovery, development, and delivery of a new generation of vaccines, called DNA vaccines, focused on cancers and infectious diseases. Our SynCon™ technology enables the design of “universal” DNA-based vaccines capable of providing cross-protection against new, unmatched strains of pathogens such as influenza. The Company’s electroporation DNA delivery technology uses brief, controlled electrical pulses to increase cellular DNA vaccine uptake. Initial human data has shown this method can safely and significantly increase gene expression and immune responses. The Company’s clinical programs include human papillomavirus (“HPV”)/cervical cancer (therapeutic) and human immunodeficiency virus (“HIV”) vaccines. The Company has filed an Investigational New Drug application (“IND”) with the Food and Drug Administration (“FDA”) for an avian influenza vaccine and is advancing preclinical research for a universal seasonal/pandemic influenza vaccine. The Company’s partners and collaborators include University of Pennsylvania, National Microbiology Laboratory of Public Health Agency of Canada, NIAID (NIH), Merck, Tripep, University of Southampton, and HIV Vaccines Trial Network.

All of the Company’s potential human products are in research and development phases.  No revenues have been generated from the sale of any such products, nor are any such revenues expected for at least the next several years.  The Company earns revenue from license fees, collaborative research and development agreements, grants and government contracts.  The Company’s product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing.  All product candidates that the Company advances to clinical testing will require regulatory approval prior to commercial use, and will require significant costs for commercialization.

2.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of September 30, 2009, condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2009 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2009.  Further, in connection with preparation of the condensed consolidated financial statements and in accordance with the recently issued guidance regarding subsequent events, the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 13, 2009, the date of filing the Form 10-Q.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company incurred net loss attributable to Inovio of $2.9 million and $17.1 million for the three and nine months ended September 30, 2009, respectively.  The Company had working capital of $27.2 million and an accumulated deficit of $169.9 million as of September 30, 2009. The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. On July 31, 2009, Inovio closed a $30.0 million offering of its shares of common stock and warrants to purchase shares of common stock.  The Company received net proceeds from the transaction of approximately $28.4 million, after deducting offering expenses.  The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These unaudited interim condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business. The Company’s unaudited interim condensed consolidated financial statements as of and for the period ended

September 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

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

Inovio and VGX management teams believed that the transaction would provide substantial benefits to the unified company and its stockholders, including:

•                  the potential for greater ability to mitigate overall development risk through creation of a broader, more balanced, fully-integrated biopharmaceutical company with a deep product development pipeline, which we believe will have significant market potential;

•                  complementary product pipelines addressing a broad spectrum of indications in large markets;

•                  a stronger technology platform, including electroporation assisted DNA vaccine delivery, current good manufacturing practices, or cGMP, experience and capability in production, and the optimized SynCon™ sequencing technology with potential to generate new clinical product candidates on an ongoing basis, which are anticipated to reduce time to market of Inovio and VGX programs;

•                  a broader patent portfolio;

•                  the potential for expanded access to third party funding and validation for Inovio and VGX programs;

•                  an experienced and complete management team; and

•                  other expected potential synergies, efficiencies and cost savings that may be created in combining the research, development and technological strengths of Inovio and VGX.

Upon the closing of the Merger, Inovio Acquisition, LLC succeeded to all of VGX’s business, properties and assets and assumed its obligations (other than the outstanding options and warrants to purchase shares of VGX common stock that became exercisable to purchase shares of Inovio common stock), changed its name to VGX Pharmaceuticals, LLC, and remains a wholly-owned subsidiary of the Company, utilizing a single, integrated management team with Inovio.

Prior to the date of the Merger Agreement, Inovio’s sole relationship with VGX was as a party to a licensing agreement with VGX, entered into in the ordinary course of business, and as a holder of 25,000 shares of VGX common stock acquired in relation to such agreement. The shares of VGX common stock held by Inovio were cancelled upon closing of the Merger.

After a review of relevant factors and in accordance with the guidance regarding business combinations, Inovio was determined to be the accounting acquirer.  The Merger was accounted for using the purchase method of accounting for business combinations under U.S. GAAP. Accordingly, the historical consolidated financial statements of Inovio will be carried forward at their historical cost and the purchase price is allocated to VGX’s identifiable assets and liabilities based on their estimated fair values at the Acquisition Date.

The final determination of the purchase price allocation was based on the fair values of major classes of assets acquired, including identifiable intangibles, and the fair value of liabilities assumed as of the Acquisition Date. The excess purchase price of the acquired entity over the fair value of assets and liabilities was recognized by the Company as goodwill as an asset on the balance sheet.

As a result of the Merger, Inovio acquired VGX’s developed technology, which consists of VGX’s CELLECTRA® technology and GHRH technology.

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

Management estimated the fair value of the VGX developed technology using reasonable assumptions based on historical experience. The valuation methodology used to estimate the value of the technologies was the excess earnings method. This method reflects the present value of the operating cash flows generated by the technologies after taking into account the cost to realize the revenue, and an appropriate discount rate to reflect the time value and risk associated with the assets. First, yearly revenues for each technology were forecasted for a projected period of time of 10 years. Related cost of sales and operating expenses were then deducted from the revenue stream. Next, in order to value the technology, the value and required rate of return for other assets that contribute to the generation of the revenue earned by that particular technology asset were determined. The required returns on these other assets (the other asset classes identified were: net working capital, fixed assets, and assembled workforce) were “charged to” (or rather deducted from) the future net operating income to determine the returns specifically earned by the technology. Then, a discount rate was applied that considered the reasonable expectation of the risk profile of the proprietary technology in order to bring the future income to a present value. In the case of CELLECTRA® technology, a discount rate of 45% was used for the core technology and 60% for the milestone and royalty; for the GHRH technology, a 45% discount rate was utilized.

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

The purchase price has been allocated to each major class of identifiable assets acquired and liabilities assumed based on their fair values as of June 1, 2009. The allocation to identifiable assets and liabilities is summarized below:

Fair Value
Identifiable assets acquired	$25,012,941
Intangible assets (developed technology)	8,441,583
Goodwill	6,212,658
Assumed liabilities	(7,703,649)
Assumed noncontrolling interest	(670,307)

Total	$31,293,226

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

	Three Month Period Ended September 30, 2009	Three Month Period Ended September 30, 2008	Nine Month Period Ended September 30, 2009	Nine Month Period Ended September 30, 2008
Revenue	$3,646,461	$969,476	$8,569,451	$4,664,339
Net loss attributable to common stockholders	$(2,948,186)	$(9,000,043)	$(22,489,314)	$(19,443,485)
Net loss per common share	$(.03)	$(0.11)	$(0.25)	$(0.23)

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

Reorganization

In April 2009, the Company’s Board of Directors implemented a reduction in force which impacted our Norwegian operations.  In connection with this decision, the Company is in the process of dissolving Inovio AS and Inovio Tec AS, companies incorporated in Norway.  Accordingly, operations for Inovio AS ceased on July 31, 2009.  As of September 30, 2009, all significant expenses related to this reorganization have been incurred.

5.                                      Marketable Securities and Fair Value Measurements

The guidance regarding fair value measurements establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s financial assets measured at fair value on a recurring basis at September 30, 2009 are as follows:

	Fair Value Measurements at September 30, 2009
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Unobservable Inputs (Level 3)
Auction rate securities	$10,420,338	$—	$10,420,338
Auction rate securities rights	3,113,515	—	3,113,515
Investment in affiliated entity	17,771,019	17,771,019	—
Total Assets	$31,304,872	$17,771,019	$13,533,853

Level 1 assets include the Company’s investment in VGX International, Inc., for which the fair value is based on the market value of 8,075,775 common shares on September 30, 2009 listed on the Korean Stock Exchange.

The Company has determined that no items meet the criteria for definition within the Level 2 hierarchy. Level 3 assets held as of September 30, 2009 include municipal debt obligations known as auction rate securities (“ARS”).  Due to conditions in the global credit markets, these securities, representing a par value of $13.6 million, are currently not liquid.

In December 2008, the Company, via its wholly-owned subsidiary Genetronics, Inc. (“Genetronics”), which holds the ARS, accepted an offer of ARS Rights from UBS. The ARS Rights permit the Company to require UBS to purchase the Company’s ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. If the Company does not exercise its ARS Rights, the ARS will continue to accrue interest as determined by the terms of the ARS. If the ARS Rights are not exercised before July 2, 2012 they will expire and UBS will have no further obligation to buy the Company’s ARS. UBS has the discretion to purchase or sell the Company’s ARS at any time without prior notice so long as the Company receives a payment at par upon any sale or disposition. UBS will only exercise its discretion to purchase or sell the Company’s ARS for the purpose of restructurings, dispositions or other solutions that will provide the Company with par value for its ARS. As a condition to accepting the offer of ARS Rights, the Company released UBS from all claims except claims for consequential damages relating to its marketing and sales of ARS. The Company also agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund.

While the Company continues to earn interest on its ARS at the maximum contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS and its ARS Rights as of September 30, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS and ARS Rights.

At June 30, 2009, these ARS investment securities and the ARS and Put option were reclassified from long-term assets to current assets due to the time frame in which they can be readily convertible to cash.

The Company elected to measure the ARS Rights at fair value to mitigate volatility in reported earnings due to their linkage to the ARS.  The ARS Rights will continue to be measured at fair value utilizing Level 3 inputs until the earlier of their maturity or exercise.

The following table presents a summary of changes in fair value of the Company’s assets measured on a recurring basis using Level 3 inputs for the nine months ended September 30, 2009:

Nine Months Ending September 30, 2009
Balance at January 1, 2009	$13,450,965
Change in value of auction rate security	1,250,867
Change in value of auction rate security rights	(1,167,979)

Balance at September 30, 2009	$13,533,853

Total gain included in Other income/(expense) in the condensed consolidated statement of operations relating to assets held at September 30, 2009	$82,888

6.            Line of Credit

On August 26, 2008, the Company received notice from UBS Bank USA (“UBS”) that the Company’s application had been approved for a $5.0 million uncommitted demand revolving line of credit (“Line of Credit”) secured by ARS held by the Company in an account with UBS Financial Services, Inc. (the “Collateral Account”), to provide additional working capital. On December 19, 2008, the Company amended its existing loan agreement with UBS Bank USA, increasing the existing credit line up to $12.1 million, with the ARS pledged as collateral. The Company fully drew down on the line of credit on December 23, 2008. Advances under the Line of Credit bear interest at LIBOR plus 1.00% (the “Spread Over LIBOR”). UBS may change the Spread Over LIBOR at its discretion when the Collateral consisting of ARS may be sold, exchanged or otherwise conveyed by the Company for gross proceeds that are, in the aggregate, not less than the par value of such securities. The loan is treated as a “no net cost loan”, as it bears interest at a rate equal to the average rate of interest paid to the Company on the pledged ARS, and the net interest cost to the Company is zero.

7.            Goodwill and Intangible Assets

In accordance with the guidance regarding goodwill and other intangible assets, the Company’s goodwill is not amortized, but is subject to an annual impairment test which is performed by the Company as of November each year or sooner if indicators of impairment exist. The following sets forth the intangible assets by major asset class:

	Useful Life Years	Cost	Accumulated amortization	Net book value
As of September 30, 2009
Non-amortizing:
Goodwill(a)	—	$10,113,371	$—	$10,113,371

Amortizing:
Patents	8-17	$5,802,528	$(3,614,408)	$2,188,120
Licenses	8-17	1,198,781	(961,360)	237,421
CELLECTRA® (c)	5-11	8,106,270	(403,185)	7,703,085
GHRH (c)	11	335,314	(10,561)	324,753
Other(b)	18	4,050,000	(1,050,000)	3,000,000
Total Intangible Assets		19,492,893	(6,039,514)	13,453,379
		$29,606,264	$(6,039,514)	$23,566,750
As of December 31, 2008
Non-amortizing:
Goodwill(a)	—	$3,900,713	$—	$3,900,713

Amortizing:
Patents	8-17	$5,685,961	$(3,255,231)	$2,430,730
Licenses	8-17	1,198,781	(947,721)	251,060
Other(b)	18	4,050,000	(881,250)	3,168,750
Total Intangible Assets		10,934,742	(5,084,202)	5,850,540
		$14,835,455	$(5,084,202)	$9,751,253

(a) Goodwill was recorded from the Inovio AS acquisition in January 2005 and from the acquisition of VGX in June 2009 for $3.9 million and $6.2 million, respectively.

(b) Other intangible assets represent the fair value of acquired contracts and intellectual property from the Inovio AS acquisition.

(c) CELLECTRA® and GHRH are developed technologies which were recorded from the acquisition of VGX.

Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2009 was $489,000 and $955,000, respectively, and for the three and nine months ended September 30, 2008 was $200,000 and $615,000, respectively.   The estimated aggregate amortization expense for each of the five succeeding fiscal years is $484,000 for the remainder of fiscal year 2009, $1.9 million for 2010, $1.9 million for 2011, $1.8 million for 2012, and $1.8 million for 2013.

8.            Stockholders’ Equity

The following is a summary of the Company’s authorized and issued common and preferred stock as of September 30, 2009 and December 31, 2008:

			Outstanding as of
	Authorized	Issued	September 30, 2009	December 31, 2008

Common Stock, par $0.001	300,000,000	102,119,751	102,119,751	44,023,050
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	26	71
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	—	—

Preferred Stock

The following is a summary of changes in the number of outstanding shares of the Company’s preferred stock for the three months ended September 30, 2009 and 2008:

	Series C	Series D

Shares Outstanding as of July 1, 2009	71	—
Preferred Shares converted	(45)	—
Shares Outstanding as of September 30, 2009	26	—

Shares Outstanding as of July 1, 2008	71	113,311
Preferred Shares converted	—	(113,311)
Shares Outstanding as of September 30, 2008	71	—

The following is a summary of changes in the number of outstanding shares of the Company’s preferred stock for the nine months ended September 30, 2009 and 2008:

	Series C	Series D

Shares Outstanding as of January 1, 2009	71	—
Preferred Shares converted	(45)	—
Shares Outstanding as of September 30, 2009	26	—

Shares Outstanding as of January 1, 2008	71	113,311
Preferred Shares converted	—	(113,311)
Shares Outstanding as of September 30, 2008	71	—

During the three and nine months ended September 30, 2009, 45 shares of the Company’s Series C preferred stock were converted into 66,176 shares of the Company’s common stock.

Convertible Subordinated Promissory Notes

On June 1, 2009, the Company consummated the transactions contemplated by the Merger Agreement.  VGX Pharmaceuticals, Inc. had an aggregate of $4,400,000 in principal amount of convertible subordinated promissory notes, and an aggregate of $468,000 in accrued and unpaid interest on such notes, as of June 30, 2009.  Pursuant to the Merger Agreement the notes were convertible at the selling stockholders’ option into our common stock; the notes also automatically converted into the Company’s common stock in the event that the Company’s common stock traded at or above $2.10 per share for five consecutive trading days. The conversion price of the notes was $1.05 per share. As of August 4, 2009, the Company’s common stock had traded at or above $2.10 per share for five consecutive trading days, and the notes were automatically converted into 4,600,681 shares of Inovio’s common stock.  Such shares are subject to a lock-up agreement which provides that such shares may not be sold for a period of 180 days following the date the Merger closed, provided that such restriction lapsed with respect to 50% of such shares on that date that is 90 days from the date the Merger closed.

Common Stock

In July 2009, the Company entered into a securities purchase agreement with certain institutional investors relating to the sale and issuance of (a) 11,111,110 shares of common stock and (b) warrants to purchase a total of 2,777,776 shares of common stock with an exercise price of $3.50 per share, for an aggregate purchase price of approximately $30 million.  The warrants will be exercisable beginning six months after issuance and will expire six months from the date they are first exercisable. The shares of common stock and warrants were sold in units, consisting of one share of common stock and a warrant to purchase 0.25 of a share of common stock, at a purchase price of $2.70 per unit.  The Company received net proceeds from the transaction of approximately $28.4 million, after deducting offering expenses.  As of September 30, 2009, none of these warrants have been exercised.

Upon the closing of the Merger in June 2009, an aggregate of 41,492,758 shares of the Company’s common stock were issued to the former stockholders of VGX, and an additional 18,794,187 shares of the Company’s common stock were reserved for issuance upon exercise of the assumed options and warrants and conversion of the principal of and maximum interest payable on the VGX convertible debt.  In August 2009 the VGX convertible debt was automatically converted into 4,600,681 shares of the Company’s common stock.

In August 2007, the Company entered into an agreement with an outside consulting advisor pursuant to which the Company issued 230,000 registered shares of common stock and registered warrants to purchase 150,000 shares of common stock, as payment of a non-refundable retainer in connection with the engagement of its services. The warrants issued have an exercise price of $3.00 per share, and are exercisable through August 6, 2012. As of September 30, 2009, none of these warrants have been exercised.

In May 2007, the Company completed a registered equity financing, whereby it sold 4,595,094 shares of common stock resulting in gross aggregate cash proceeds of $16.2 million.

In March 2007, the Company entered into an agreement in which it agreed to issue a total of 90,000 restricted shares of common stock in equal quarterly installments in exchange for consulting services. As of September 30, 2009, the Company had issued all 90,000 restricted common shares.

In March 2007, the Company terminated its exclusive royalty-free license to IAPL allowing the Company’s subsidiary to use certain of the Company’s intellectual property, which had been issued in October 2006 prior to the ordinary share financing described below, in exchange for 6,584,365 ordinary shares of IAPL. Upon termination the Company retained the IAPL ordinary shares received in the license transaction.

In January 2007, the Company exchanged for 2,201,644 restricted shares of common stock and warrants to purchase up to 770,573 restricted shares of common stock for 2,201,644 ordinary shares of its Singapore subsidiary Inovio Asia Pte. Ltd. (IAPL), pursuant to the terms of the Securities Purchase and Exchange Agreement under which the ordinary shares were originally issued by IAPL in October 2006 for $5.3 million. The warrants issued have an exercise price of $2.87 per share and are exercisable through October 13, 2011. As of September 30, 2009, none of these warrants have been exercised.

In October 2006, the Company completed a registered offering with foreign investors, whereby it sold 4,074,067 shares of common stock and issued warrants to purchase 1,425,919 shares of common stock which resulted in gross aggregate cash proceeds of $9.9 million. As part of this offering, the Company informed holders of our then outstanding Series C Preferred Stock who held participation rights of their ability to participate in the offering based upon the pricing of the transaction and the applicable liquidation preference for their series of preferred shares. Some of these stockholders had previously converted a portion of their shares of preferred stock pursuant to their optional conversion rights, and most of these stockholders wholly converted their remaining shares of the Company’s preferred stock through exercise of their participation rights in this offering. By electing to participate in this offering, these stockholders converted 115.12 shares of previously issued Series C Preferred Stock and $14,571 of accrued dividends into 479,722 restricted shares of common stock and warrants to purchase 167,902 restricted shares of common stock. These participating stockholders received 304,450 additional restricted shares of the Company’s common stock as compared to the number of shares of the Company’s common stock into which their existing Series C Preferred Stock could have been converted under the original terms of the Series C

Preferred Stock. As a result, the Company recorded an imputed dividend charge of $1.9 million related to the participating stockholders who converted $1.2 million of their previous Series C Preferred Stock investment. The Company calculated this imputed dividend charge, where the incremental number of shares of common stock which was received by participating Series C Preferred Stockholders was multiplied by the price of the Company’s common stock on the commitment date of the original Series C Preferred Stock issuance, or $6.08 per share, to calculate the imputed dividend charge associated with this beneficial conversion. All warrants issued in connection with the 2006 registered offering have an exercise price of $2.87 per share and are exercisable through October 13, 2011. As of September 30, 2009, none of these warrants have been exercised.

The Company accounts for registered common stock warrants issued in October 2006, August 2007 and July 2009 under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. The Company classifies registered warrants on the consolidated balance sheet as a current liability which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The Company develops its estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. The Company uses the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the consolidated statement of operations as “Other income/(expense), net.”

Warrants

In addition to warrants granted as discussed above, the Company has issued the following additional warrants:

On June 1, 2009, pursuant to the terms of the Merger Agreement the Company assumed all of the outstanding warrants to purchase shares of VGX common stock.  Such warrants are exercisable to purchase 4,923,406 shares of common stock at a weighted average exercise price of $1.10.  As of September 30, 2009, none of these warrants have been exercised.

Participants in the Company’s December 2005 private placement were issued five-year warrants to purchase an aggregate of 3,462,451 shares of the Company’s common stock with an exercise price of $2.93 per share, exercisable through December 30, 2010. As of September 30, 2009, none of these warrants have been exercised.

In connection with the leasing of its corporate headquarters, the Company issued a warrant to purchase 50,000 shares of common stock at $5.00 per share to the landlord of this leased facility in December 2004. This warrant is immediately exercisable and expires on December 6, 2009, five years from the date of issuance. This warrant was valued on the date of issuance using the Black-Scholes pricing model. The fair value of this warrant, $121,000, will be recognized ratably over the five-year term of the lease as rent expense. As of September 30, 2009, none of these warrants have been exercised.

On September 15, 2000, the Company entered into an exclusive license agreement with the University of South Florida Research Foundation, Inc. (USF), whereby USF granted the Company an exclusive, worldwide license to USF’s rights in patents and patent applications generally related to needle electrodes (“License Agreement”). Pursuant to the License Agreement, the Company granted USF and its designees warrants to acquire 150,000 common shares for $9.00 per share until September 14, 2010. Of the total warrants granted, 75,000 vested at the date of grant and the remainder will vest upon the achievement of certain milestones. The 75,000 non-forfeitable vested warrants were valued at $554,000 using the Black-Scholes pricing model and were recorded as other assets with a credit to additional paid-in capital. The remaining 75,000 warrants are forfeitable and will be valued at the fair value on the date of vesting using the Black-Scholes pricing model. As of September 30, 2009, no warrants issued in connection with this licensing agreement had been exercised.

In July 2008, warrants to purchase 2,001,552 shares of the Company’s common stock, issued in connection with the Company’s Series A and B Preferred Stock offerings, expired.

In May 2009, warrants to purchase 713,603 shares of the Company’s common stock, issued in connection with Company’s Series C Preferred Stock offering, expired.

Stock Options

The Company has one active stock and cash-based incentive plan, the Amended and Restated 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees. The plan was adopted on March 31, 2007, approved by the stockholders on

May 4, 2007, approved by the stockholders as amended on May 2, 2008, and approved by the stockholders as amended and restated on August 25, 2009. The Incentive Plan reserves 3,750,000 shares of common stock for issuance as or upon exercise of incentive awards granted and to be granted at future dates. At September 30, 2009, the Company had 592,876 shares of common stock available for future grant under the plan, and 240,000 shares of vested restricted stock and options to purchase 2,772,999 shares of common stock outstanding under the plan. The awards granted and available for future grant under the Incentive Plan generally have a term of ten years and generally vest over a period of three years. The Incentive Plan terminates by its terms on March 31, 2017.

The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the 1997 Stock Option Plan, under which the Company had options to purchase 3,750 shares of common stock outstanding and the Amended 2000 Stock Option Plan, under which the Company had options to purchase 2,396,870 shares of common stock outstanding at September 30, 2009. The terms and conditions of the options outstanding under these plans remain unchanged.

9.            Net loss per share

Basic loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated in accordance with the treasury stock method and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive for all periods presented in 2009 and 2008, there is no difference between basic and diluted loss per share.

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

The assumptions used to estimate the fair value of stock options granted for the three and nine month period ended September 30, 2009 and 2008 are presented below:

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	1.88%	2.91%	1.37%-2.64%	2.65%-3.18%
Expected volatility	132%	69%	68%-132%	69%
Expected life in years	4	4	4-5	4
Dividend yield	—	—	—	—
Forfeiture rate	14%	16%	14-18%	16%

Total compensation cost for the Company’s stock plans that has been recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2009 was $749,000 and $1.6 million, respectively, of which $389,000 and $541,000 was included in research and development expenses and $360,000 and $1.1 million was included in general and administrative expenses, respectively.

Total compensation cost for the Company’s stock plans that has been recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2008 was $270,000 and $797,000, respectively, of which $76,000 and $222,000 was included in research and development expenses and $194,000 and $575,000 was included in general and administrative expenses, respectively.

As of September 30, 2009, there was $1.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for Inovio stock options, which is expected to be recognized over a weighted-average period of three years, as well as $770,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements from VGX stock options assumed in the Merger, which is expected to be recognized over a weighted-average period of 1.6 years. All compensation expense related to Inovio stock options granted prior to the Merger was fully vested upon the Merger.

As of September 30, 2008, there was $978,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for Inovio stock options, which was expected to be recognized over a weighted-average period of one year.

The weighted average grant date fair value per share was $1.27 and $1.25 for employee stock options granted during the three and nine months ended September 30, 2009, respectively, excluding VGX stock options assumed pursuant to the merger, and $1.06 and $0.98 for employee stock options granted during the three and nine months ended September 30, 2008, respectively.

There was no restricted stock granted during the three and nine months ended September 30, 2009.  The weighted average grant date fair value per share was $0.87 for non-vested restricted stock granted during the nine months ended September 30, 2008.  There was no restricted stock granted during the three months ended September 30, 2008.

At September 30, 2009, there was no unrecognized compensation cost related to non-vested restricted stock as all restricted stock became vested upon the Merger.  At September 30, 2008, there was $216,000 of total unrecognized compensation cost related to non-vested restricted stock, which was expected to be recognized over a weighted-average period of 1.3 years.

The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three and nine months ended September 30, 2009 was $185,000 and $221,000, respectively.  Total stock-based compensation for options granted to non-employees for the three and nine months ended September 30, 2008 was $8,000 and $47,000, respectively.

VGX AH, a majority owned subsidiary of VGX, has adopted a 2007 equity incentive plan for the issuance of options to employees and consultants.  There were no options granted during the three and nine months ended September 30, 2009, and 409,500 options were granted during the three and nine months ended September 30, 2008.

11.                              Comprehensive Loss

Comprehensive loss for the three and nine months ended September 30, 2009 and September 30, 2008 includes net loss, foreign currency translation adjustments and unrealized losses on investments.  A summary of the Company’s comprehensive loss is as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
Comprehensive loss:

Net loss	$(2,948,186)	$(2,344,408)	$(17,065,617)	$(9,389,889)
Unrealized losses on long-term investments	—	(430,125)	—	(1,502,170)
Foreign currency translation adjustments	41,990	(76,518)	80,762	(26,985)
Comprehensive loss	$(2,906,196)	$(2,851,051)	$(16,984,855)	$(10,919,044)

12.                              Supplemental Disclosures of Cash Flow Information

	Nine months Ended September 30,
	2009	2008
Supplemental schedule of financing activities:

Interest paid	$123,673	$3,036

Supplemental schedule of non-cash activity:

Issuance of common stock and stock options and warrants assumed in connection with acquisition of VGX Pharmaceuticals, Inc.	$31,293,226	$—
Leasehold improvements financed by landlord	$—	$35,211
Conversions of preferred stock to common stock	$66	$113
Conversion of long-term debt and accrued interest to common stock	$4,830,715	$—

13.                              Related-Party Transactions

For the three and nine months ended September 30, 2009, VGX reflected expenses of $36,000 and $38,000, respectively, in the condensed consolidated statements of operations for stock options and awards granted to related parties.

Research and development expenses for the three and nine months ended September 30, 2009, includes $792,000 and $817,000, respectively, for materials and supplies purchased from a related party that VGX intends to use in conjunction with preclinical studies.

For the three and nine months ended September 30, 2009, VGX incurred operating expenses in conjunction with related party activities of $115,000 and $148,000, respectively, of which $54,000 and $72,000, respectively, represents lease payments on the facility in The Woodlands, TX reimbursed to VGX by the related party; $30,000 and $40,000, respectively, of compensation expenses for technical support for process development and manufacturing activities, of which $29,000 and $39,000, respectively, is reimbursed to VGX; and $31,000 and $36,000, respectively, for other services provided to VGX by related parties.

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: our history of losses; our lack of products that have received regulatory approval; uncertainties inherent in clinical trials and product development programs, including but not limited to the fact that pre-clinical and clinical results may not be indicative of results achievable in other trials or for other indications, that results from one study may not necessarily be reflected or supported by the results of other similar studies, that results from an animal study may not be indicative of results achievable in human studies, that clinical testing is expensive and can take many years to complete, that the outcome of any clinical trial is uncertain and failure can occur at any time during the clinical trial process, and that our electroporation technology and DNA vaccines may fail to show the desired safety and efficacy traits in clinical trials; the availability of funding; the ability to manufacture vaccine candidates; the availability or potential availability of alternative therapies or treatments for the conditions targeted by us or our collaborators, including alternatives that may be more efficacious or cost-effective than any therapy or treatment that we and our collaborators hope to develop; whether our proprietary rights are enforceable or defensible or infringe or allegedly infringe on rights of others or can withstand claims of invalidity; and the impact of government healthcare proposals.

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

Influenza A (H1N1) virus is a subtype of influenza virus A and the most common cause of influenza (flu) in humans.  In June 2009, World Health Organization declared that flu due to a new strain of swine-origin H1N1 was responsible for the 2009 flu pandemic.  On July 29, 2009, we announced that Inovio’s SynCon™ H1N1 influenza DNA vaccines achieved protection or indications of protection against certain current circulating pandemic swine origin influenza A/H1N1 viruses in animal studies.

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

As of September 30, 2009, we had an accumulated deficit of $169.9 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

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

Research and development expenses.  Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our electroporation technologies and DNA vaccines. Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Research and development expenses are charged to operations as they are incurred.

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

Historically we have recorded patents at cost and amortized these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent cost consists of the consideration paid for patents and related legal costs.  Effective June 1, 2009, in connection with our acquisition of VGX Pharmaceuticals, all new patent costs will be expensed as incurred.  Patent cost currently capitalized will continue to be amortized over the expected life of the patent.  The effect of this change was immaterial to prior periods.  License costs are recorded based on the fair value of consideration paid and amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement. As of September 30, 2009, our intangible assets resulting from the acquisition of VGX and Inovio AS, and additional intangibles including previous capitalized patent costs and license costs, net of accumulated amortization, totaled $13.5 million.

The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, we reduce the carrying value of the intangible asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from our intangible assets will exceed the intangible assets’ carrying value, and accordingly, we have not recognized any impairment losses through September 30, 2009.

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

Auction Rate Securities and Auction Rate Securities Rights.  We account for Auction Rate Securities (“ARS”) under the authoritative guidance for certain investments in debt and equity securities and fair value measurements. We account for ARS Rights using the fair value option for financial assets and financial liabilities. Our investments in ARS and our ARS Rights are recorded at their estimated fair value as there is currently no liquid market which indicates value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS and our ARS Rights as of September 30, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS and ARS Rights. Changes in the estimated fair value of the ARS and ARS Rights are reflected in the consolidated statement of operations as “Other expense, net.”

Registered Common Stock Warrants.  We account for registered common stock warrants under the authoritative guidance on  accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. We classify registered warrants on the consolidated balance sheet as a current liability which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. We develop our estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the consolidated statement of operations as “Other income/(expense), net.”

Recent Accounting Pronouncements

We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or related disclosures.

Adoption of Recent Accounting Pronouncements

Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property — In November 2007, new guidance was issued on accounting for collaborative arrangements related to the development and commercialization of intellectual property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election.  This guidance is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Business Combinations — In December 2007, the Financial Accounting Standards Board (FASB) issued new guidance on business combinations which establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired and liabilities assumed in a business combination, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under the guidance, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This statement was effective for us with respect to business combination transactions for which the acquisition date is after December 31, 2008. Effective January 1, 2009, we implemented this guidance. We expect this guidance will have an impact on the consolidated financial statements but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after January 1, 2009.

Determination of the Useful Life of Intangible Assets — In April 2008, the FASB issued guidance on the determination of the useful life of intangible assets.  This guidance amends the factors to be considered in assumptions used to determine the useful lives of recognized intangible assets recognized under previous guidance. The guidance applies to intangible assets with contractual lives that are acquired individually or with a group of assets as well as those assets acquired in a business combination. The guidance is effective for fiscal years beginning after December 15, 2008 and interim periods. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Convertible Debt Instruments That May Be Settled in Cash upon Conversion — In May 2008, the FASB ratified guidance on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  This guidance specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

Accounting for Defensive Intangible Assets — In November 2008, FASB ratified guidance on accounting for defensive intangible assets. The guidance applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, this guidance requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with the topic on business combinations.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Interim Fair Value Disclosures — In April 2009, the FASB issued new guidance on interim disclosure about fair value of financial instruments. This guidance requires interim disclosures regarding the fair values of financial instruments that are within the scope of disclosures about the fair value of financial instruments. Additionally, this guidance requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. This guidance does not change the accounting treatment for these financial instruments and is effective for interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

Subsequent Events — In May 2009, the FASB issued guidance on subsequent events, which establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. This guidance is based on the same principles as those that currently exist in the auditing standards.  However, the new standard does make important changes such as eliminating Type I and Type II subsequent events and requiring an entity to disclose the date through which it evaluated subsequent events.  This topic is effective for interim or annual periods ending after June 15, 2009 (see Note 2 in the notes to the financial statements included in this Quarterly Report on Form 10-Q).

Accounting Standards Codification — In June 2009, the FASB issued Topic 105 — Generally Accepted Accounting Principles Amendments Based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Accounting Standards Update (ASU) No. 2009-01), which updates the FASB Accounting Standards Codification (ASC or Codification) to state that the Codification is to be the single source of authoritative GAAP, other than the guidance put forth by the SEC.  All other accounting literature not included in the Codification is to be considered non-authoritative.  The updates to the Codification contained in ASU No. 2009-01 were effective for interim and annual periods ending after September 15, 2009.  Inovio implemented the guidance set forth by ASU No. 2009-01, recognizing the Codification as the single source of authoritative GAAP, other than the guidance put forth by the SEC, on July 1, 2009.  The adoption of this topic did not have an impact on our condensed consolidated financial statements.

Pending adoption of recent accounting pronouncements

Consolidation of Variable Interest Entities — In June 2009, the FASB issued new guidance on consolidation of variable interest entities.  The guidance will significantly affect various elements of consolidation under existing accounting standards, including the determination of whether an entity is a variable interest entity and whether an enterprise is a variable interest entity’s primary beneficiary.  This new guidance is effective for fiscal years beginning after November 15, 2009 and requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. This guidance will be effective January 1, 2010 and is not expected to have a significant impact on our financial statements.

Results of Operations

Revenue. We had total revenue of $3.6 million and $6.5 million for the three and nine months ended September 30, 2009, compared to $455,000 and $1.8 million for the three and nine months ended September 30, 2008, respectively.  Revenue primarily consists of license fees, milestone payments and amounts received from collaborative research and development agreements, grants and government contracts.

Revenue from license fees and milestone payments was $2.1 million and $4.6 million for the three and nine months ended September 30, 2009, respectively, as compared to $215,000 and $612,000 for the three and nine months ended September 30, 2008, respectively.  The increase in revenue under license fees and milestone payments for the three and nine month periods ended September 30, 2009, as compared to the comparable periods in 2008, was mainly due to the acceleration of $2.1 million and $4.2 million for the three and nine months ended September 30, 2009, respectively, of deferred revenues recognized as a result of the cancellation of the Wyeth collaboration and licensing agreement in July 2009.

During the three and nine months ended September 30, 2009, we recorded revenue under collaborative research and development arrangements of $33,000 and $120,000, respectively, as compared to $240,000 and $1.2 million for the three and nine months ended September 30, 2008, respectively.   This decrease in revenue was primarily due to a decrease in Merck collaborative research billings from $240,000 and $713,000 in the three and nine months ended September 30, 2008, respectively, to $33,000 and $120,000 in the three and nine months ended September 30, 2009, respectively.  The decrease was also due to no billings to Wyeth related to our collaborative agreement in 2009, as compared to no billings and $446,000 for the three and nine months ended September 30, 2008, respectively.  Revenues from collaborative research and development arrangements are expected to continue to decline, as Wyeth terminated its collaboration and licensing agreement as of July 2009 and, under our research and collaboration agreement with Merck, we have provided the majority of the required device development for use in their clinical trials and we believe that development activities will be limited until trial results are obtained.

During the three and nine months ended September 30, 2009, we recorded grant and miscellaneous revenue of $1.5 million and $1.8 million, respectively.  There was no grant and miscellaneous revenue for the three and nine months ended September 30, 2008.  The increase in grant and miscellaneous revenue for the three and nine months ended September 30,

2009, as compared to the comparable periods in 2008, was primarily due to revenues recognized from VGX’s contract with the National Institute of Allergy and Infectious Diseases (“NIAID”) and the PATH Malaria Vaccine Initiative (“MVI”) of $1.4 million and $55,000, respectively, since June 1, 2009, and from the Department of Defense (“U.S. Army”) grant of $113,000 and $293,000 for the three and nine months ended September 30, 2009, respectively.  The NIAID contract is for five years with two one-year options (period of performance is September 30, 2008 — September 29, 2015 including the two options).  The value for the five years is $21.3 million with option years six and seven valued at $1.2 million and $1.1 million, respectively, for a total potential value of $23.6 million, and will fund research and development for HIV DNA-based vaccines delivered via our proprietary electroporation system. The U.S. Army grant has a total value of $933,000, will fund research and development of DNA-based vaccines delivered via our proprietary electroporation system and will run through May 2010. This project is focused on identifying DNA vaccine candidates with the potential to provide rapid, robust immunity to protect against bio-warfare and bioterror attacks.  PATH is an international nonprofit organization funded by the private donors.  Inovio has a research program and agreement with the PATH MVI to evaluate in a preclinical feasibility study Inovio’s SynCon™ DNA vaccine development platform to target antigens from Plasmodium species and deliver them intradermally using the CELLECTRA® electroporation device. The agreement with MVI is for $685,000 and will run through February 2010.

Research and Development Expenses. Research and development expenses for the three and nine months ended September 30, 2009, were $3.4 million and $5.6 million, respectively, compared to $1.3 million and $4.6 million for the three and nine months ended September 30, 2008, respectively.  The increase in research and development expenses for the three and nine months ended September 30, 2009, as compared to the comparable periods in 2008, was primarily due to higher costs related to work performed for the NIAID contract as well as higher other outside services and contract labor expenses related to research and development projects.  The increase was partially offset by a decrease in research and development expenses incurred by Inovio AS and Inovio Tec as these companies are in the process of being dissolved, decreased personnel costs due to lower employee headcount on average throughout the year, as well as a decrease in outside lab testing and lab and engineering supply purchases.

General and Administrative Expenses.  General and administrative expenses, which include business development expenses and the amortization of intangible assets, for the three and nine months ended September 30, 2009, were $3.8 million and $11.1 million, respectively, as compared to $1.9 million and $7.4 million for the three and nine months ended September 30, 2008, respectively.  The increase in general and administrative expenses for the three and nine months ended September 30, 2009, as compared to the comparable periods in 2008, was primarily due to extraordinary legal and related fees associated with the Merger and other corporate matters.   We expect these legal fees to decrease in future quarters. Upon closing of Merger, we also incurred costs that would have not been incurred in the comparable period in 2008, such as Merger related compensation to key employees, higher amortization expense as a result of the intangible assets that were acquired from VGX, and higher employee stock based compensation due to the accelerated vesting of all Inovio stock options.  The increase was also attributed to higher accounting, audit and valuation fees related to the Merger and the combined company. These increases were partially offset by a decrease in outside consulting services related to partnering our SECTA therapy program and other corporate advisory services.

Stock-based Compensation.  Stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee’s requisite service period.  Total compensation cost for our stock plans for the three and nine months ended September 30, 2009 was $749,000 and $1.6 million, respectively.  From these amounts, $389,000 and $541,000 was included in research and development expenses and $360,000 and $1.1 million was included in general and administrative expenses, respectively.  Total compensation cost for our stock plans for the three and nine months ended September 30, 2008 was $270,000 and $797,000, respectively.  From these amounts, $76,000 and $222,000 was included in research and development expenses and $194,000 and $575,000 was included in general and administrative expenses, respectively. The increase in stock-based compensation cost for the three and nine months ended September 30, 2009 as compared to the comparable periods in 2008 was primarily due to the accelerated vesting of Inovio employee stock options as a result of the Merger.

Interest Income (Expense), net.  Interest income (expense), net, for the three and nine months ended September 30, 2009, was $(27,000) and $(23,000), respectively, as compared to $97,000 and $587,000 for the three and nine months ended September 30, 2008, respectively.  The decrease in interest income/(expense), net, for the first nine months of 2009, as compared to 2008, was primarily due to a lower cash and investments balance and lower average interest rate, as well as an increase in interest expense related to the long term convertible debt obtained in connection with the Merger.  This debt was converted to common stock in August 2009.

Other Income(Expense), net.  We recorded other income (expense), net, for the three and nine months ended September 30, 2009 of ($2.9 million) and ($3.1 million), respectively, as compared to $307,000 and $220,000 for the three and nine months ended September 30, 2008, respectively.  The increase in other income (expense), net, is primarily due to the revaluation of registered common stock warrants issued by us in October 2006, August 2007 and July 2009.  We are required to revalue the warrants at each balance sheet date to fair value.  If unexercised, the warrants will expire at various dates between August 2010 and July 2014.

Gain (Loss) from investment in affiliated entity.  Gain (loss) is a result of the change in the investment fair market value as of September 30, 2009.

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

Effective August 4, 2009, the outstanding convertible subordinated promissory notes were automatically converted into 4,600,681 shares of our common stock based on accrued interest.  Such shares are subject to a lock-up agreement which provides that such shares may not be sold for a period of 180 days following the date we closed the Merger, provided that such restriction lapsed with respect to 50% of such shares on that date that is 90 days from the date we closed the Merger.

Working Capital and Liquidity

As of September 30, 2009, we had working capital of $27.2 million as compared to $554,000 as of December 31, 2008. The increase in working capital during the nine months ended September 30, 2009 was primarily due to our recent financing.  On July 29, 2009, we entered into a securities purchase agreement with certain institutional investors relating to the sale and issuance of (a) 11,111,110 shares of common stock and (b) warrants to purchase a total of 2,777,776 shares of common stock with an exercise price of $3.50 per share, for an aggregate purchase price of approximately $30.0 million.  The warrants will be exercisable beginning six months after issuance and will expire six months from the date they are first exercisable. The shares of common stock and warrants were sold in units, consisting of one share of common stock and a warrant to purchase 0.25 of a share of common stock, at a purchase price of $2.70 per unit.  The offering closed on July 31, 2009.  We received proceeds from the funding of approximately $28.4 million, after deducting offering expenses.

The change in working capital is also due to ARS investment securities and the related ARS Rights being reclassified from long-term assets to current assets due to the time frame in which they can be readily convertible to cash, and higher account receivable balances, offset by expenditures related to our research and development activities, as well as various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development. We believe that our cash and cash equivalents are sufficient to meet our planned working capital requirements through the second half of 2011.

Our ARS are municipal debt obligations with a long-term maturity. Due to conditions in the global credit markets these securities, representing a par value of $13.6 million, are currently not liquid.

In December 2008, we, via our wholly-owned subsidiary Genetronics, which holds the ARS, accepted an offer of ARS Rights from UBS. The ARS Rights permit us to require UBS to purchase our ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. If we do not exercise our ARS Rights, the ARS will continue to accrue interest as determined by the terms of the ARS. If the ARS Rights are not exercised before July 2, 2012 they will expire and UBS will have no further obligation to buy our ARS. UBS has the discretion to purchase or sell our ARS at any time without prior notice so long as we receive a payment at par upon any sale or disposition. UBS will only exercise its discretion to purchase or sell our ARS for the purpose of restructurings, dispositions or other solutions that will provide us with par value for our ARS. As a condition to accepting the offer of ARS Rights, we released UBS from all claims except claims for consequential damages relating to its marketing and sales of ARS. We also agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund.

In conjunction with the acceptance of the ARS Rights, we also amended our existing loan agreement with UBS Bank USA, increasing the existing credit line up to $12.1 million, with the ARS pledged as collateral. The loan is treated as a “no net cost loan”, as it bears interest at a rate equal to the average rate of interest paid to Genetronics on the pledged ARS, and the net interest cost to Genetronics is zero. We fully drew down on the line of credit in December 2008.

Historically, the fair value of ARS approximated par value. While we continue to earn interest on our ARS at the maximum contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS and our ARS Rights as of September 30, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS and ARS Rights.

As of September 30, 2009, we had an accumulated deficit of $169.9 million. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market DNA vaccines and equipment, then even more funding will be required to market and sell the approved vaccine products and equipment. The outcome of the above matters cannot be predicted at this time. We are evaluating potential collaborations as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond mid-2011.

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

Fair Value measurements

All of our investment securities are classified as trading securities and are reported on the condensed consolidated balance sheet at market value. Our investment securities consist of auction rate securities (“ARS”) issued primarily by municipalities, with a par value of approximately $13.6 million. As a result of the negative conditions in the global credit markets, our ARS are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until the securities are redeemed by the issuer or they mature.

In December 2008, we, via our wholly-owned subsidiary Genetronics, which holds the ARS, accepted an offer of ARS Rights from our investment advisor, UBS Financial Services, Inc., a subsidiary of UBS AG, or UBS. The ARS Rights permit us to require UBS to purchase our ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. If we do not exercise our ARS Rights, the ARS will continue to accrue interest as determined by the terms of the ARS. If the ARS Rights are not exercised before July 2, 2012 they will expire and UBS will have no further obligation to buy our ARS. UBS has the discretion to purchase or sell our ARS at any time without prior notice so long as we receive a payment at par upon any sale or disposition. UBS will only exercise its discretion to purchase or sell our ARS for the purpose of restructurings, dispositions or other solutions that will provide us with par value for our ARS. As a condition to accepting the offer of ARS Rights, we released UBS from all claims except claims for consequential damages relating to its marketing and sales of ARS. We also agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund.

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

Foreign Currency Risk

We have operated primarily in the United States of America and most transactions during the three and nine months ended September 30, 2009, have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investment in VGX International.  We do not have any foreign currency hedging instruments in place.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Not applicable.

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

We have experienced significant operating losses to date; as of September 30, 2009 our accumulated deficit was approximately $169.9 million.  We have generated limited revenues, primarily consisting of license and grant revenue, and interest income.  We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities.  We may never successfully commercialize our electroporation-based DNA vaccine delivery technology or vaccine product candidates and thus may never have any significant future revenues or achieve and sustain profitability.

We have limited sources of revenue and our success is dependent on our ability to develop our vaccine and other product candidates and electroporation equipment.

Other than a DNA therapy for food animals, whose sales have not been significant, we do not sell any products and may not have any other products commercially available for several years, if at all.  Our ability to generate future revenues depends heavily on our success in:

•      developing and securing U.S. and/or foreign regulatory approvals for our product candidates, including securing regulatory approval for conducting clinical trials with product candidates;

•      developing our electroporation-based DNA delivery technology;

•      commercializing any products for which we receive approval from the FDA and foreign regulatory authorities; and

•      developing a market for LifeTide and/or our other animal health product candidates.

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

None of our human vaccine product candidates has been approved for sale, and we may not develop commercially successful vaccine products.

Our human vaccine programs are in the early stages of research and development, and currently include vaccine product candidates in discovery, pre-clinical studies and Phase 1 clinical studies.  There is limited data regarding the efficiency of DNA vaccines compared with conventional vaccines, and we must conduct a substantial amount of additional research and development before any regulatory authority will approve any of our vaccine product candidates.  The success of our efforts to develop and commercialize our vaccine product candidates could fail for a number of reasons.  For example, we could experience delays in product development and clinical trials.  Our vaccine product candidates could be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances.  The products, if safe and effective, could be difficult to manufacture on a large scale or uneconomical to market, or our competitors could develop superior vaccine products more quickly and efficiently or more effectively market their competing products.

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

Many other companies are pursuing other forms of treatment or prevention for diseases that we target.  For example, many of our competitors are working on developing and testing H5N1, H1N1 and universal influenza vaccines, and several H1N1 vaccines developed by our competitors have been approved for human use.  Our competitors and potential competitors include large pharmaceutical and medical device companies and more established biotechnology companies.  These companies have significantly greater financial and other resources and greater expertise than us in research and development, securing government contracts and grants to support research and development efforts, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and marketing.  This may make it easier for them to respond more quickly than us to new or changing opportunities, technologies or market needs.  Many of these competitors operate large, well-funded research and development programs and have significant products approved or in development.  Small companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies or through acquisition or development of intellectual property rights.  Our potential competitors also include academic institutions, governmental agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing.  Research and development by others may seek to render our technologies or products obsolete or noncompetitive.

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

We currently derive, and in the past we have derived, a significant portion of our revenue from a limited number of licensing partners and government grants and contracts.  For example, during the year ended December 31, 2008, Merck accounted for approximately 40% of our consolidated revenue, and during the three and nine months ended September 30, 2009, Wyeth accounted for approximately 57% and 65%, respectively, of our consolidated revenue and our contract with the National Institute of Allergy and Infectious Diseases (NIAID) accounted for approximately 20% and 21%, respectively, of our consolidated revenue.    Wyeth terminated its agreement with us in July 2009, and we believe that development activities for Merck will be limited for the foreseeable future.  If we fail to sign additional future contracts with major licensing partners and the government, if a contract is delayed or deferred, or if an existing contract expires or is cancelled and we fail to replace the contract with new business, our revenue would be adversely affected.

We have agreements with government agencies, which are subject to termination and uncertain future funding.

We have entered into agreements with government agencies, such as the NIAID and the US Army, and we intend to continue entering into these agreements in the future. Our business is partially dependent on the continued performance by these government agencies of their responsibilities under these agreements, including adequate continued funding of the agencies and their programs. We have no control over the resources and funding that government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time.

Government agencies may fail to perform their responsibilities under these agreements, which may cause them to be terminated by the government agencies. In addition, we may fail to perform our responsibilities under these agreements. Many of our government agreements are subject to audits which may occur several years after the period to which the audit relates. If an audit identifies significant unallowable costs, we could incur a material charge to our earnings or reduction in our cash position. As a result, we may be unsuccessful entering or ineligible to enter into future government agreements.

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

Clinical testing is expensive and can take many years to complete, and its outcome is uncertain.  Failure can occur at any time during the clinical trial process.  The results of pre-clinical studies and early clinical trials of our products may not be predictive of the results of later-stage clinical trials.  Results from one study may not be reflected or supported by the results of similar studies.  Results of an animal study may not be indicative of results achievable in human studies.  Human-use equipment and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical testing.  The time required to obtain approval by the FDA and similar foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials, depending upon numerous factors.  In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change.  We have not obtained regulatory approval for any human-use products.

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

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights may be applicable to our business.  We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business, without limitation.  The laws that may affect our ability to operate include:

•      the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•      federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•      the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•      the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

•      state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

If we and the contract manufacturers upon whom we rely fail to produce our systems and product candidates in the volumes that we require on a timely basis, or fail to comply with stringent regulations, we may face delays in the development and commercialization of our electroporation equipment and product candidates.

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

We may acquire, in-license, develop and/or market additional products and product candidates.  The success of these actions depends partly upon our ability to identify, select and acquire promising product candidates and products.

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

The degree of future protection for our intellectual property rights is uncertain, because legal decision-making can be unpredictable, thereby often times resulting in limited protection, which may not adequately protect our rights or permit us to gain or keep our competitive advantage.  For example:

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

In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business.  The following factors, in addition to the other risk factors described in this quarterly report, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Item 4. Submission of Matters to a Vote of Security Holders

On August 25, 2009, we held our annual meeting of stockholders, at which our stockholders (i) elected five directors to hold office until the next annual meeting of stockholders, (ii) ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2009, and (iii) approved an amendment and restatement of the 2007 Omnibus Incentive Plan (the “Plan”) to, among other things, increase the number of shares available for issuance under the Plan by 2,000,000 shares, thereby increasing the number of shares available for issuance under the Plan from 1,750,000 shares of common stock to 3,750,000 shares of common stock.  The vote on such matters was as follows:

1.             Election of Directors

Director	Votes For	Votes Against	Votes Abstained
Avtar Dhillon, M.D.	36,739,691	200,867	626,066
Joseph Kim, Ph.D	37,214,230	118,792	233,603
Simon X. Benito	37,372,452	131,053	63,120
Morton Collins, Ph.D	37,357,820	136,864	71,941
Tee Khiang Ng	37,106,404	125,771	334,450

2.             Ratification of appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

For	Against	Abstain	Broker Non-Votes
37,223,515	254,987	88,120	—

3.             Approval of amendment and restatement of the Plan to increase the number of shares of common stock reserved under the Plan by 2,000,000 shares, thereby increasing the number of shares available for issuance under the Plan from 1,750,000 shares of common stock to 3,750,000 shares of common stock.

For	Against	Abstain	Broker Non-Votes
27,681,368	292,924	238,093	10,103,712

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated July 29, 2009 and filed with the SEC on July 30, 2009).
10.1#

Amended and Restated Employment Agreement dated October 6, 2009 by and between Inovio Biomedical Corporation and Dr. Avtar Dhillon (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 30, 2009 and filed on October 6, 2009).

10.2#	Amended and Restated 2007 Omnibus Incentive Plan
10.3

Placement Agency Agreement dated July 29, 2009 by and between the Company and Rodman & Renshaw, LLP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 29, 2009 and filed with the SEC on July 30, 2009).

10.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated July 29, 2009 and filed with the SEC on July 30, 2009).
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

#	Indicates management contract or compensatory plan.

INOVIO BIOMEDICAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inovio Biomedical Corporation

Date: November 13, 2009	By:	/s/ J. Joseph Kim
J. Joseph Kim
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2009	By:	/s/ Peter Kies
Peter Kies
Chief Financial Officer
(Principal Financial and Accounting Officer)