Form 10-Q
period 2010-03-31
INOVIO PHARMACEUTICALS, INC.
filed 2010-05-17
CIK 1055726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-14888

INOVIO PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0969592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1787 SENTRY PARKWAY WEST

BUILDING 18, SUITE 400

BLUE BELL, PENNSYLVANIA 19422

(Address of principal executive offices) (Zip Code)

(267) 440-4200

(Registrant’s telephone number, including area code)

Inovio Biomedical Corporation

(Former name, if changed since last report)

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, was 102,804,930 as of May 11, 2010.

INOVIO PHARMACEUTICALS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2010

Part I. Financial Information

Item 1.	Financial Statements

INOVIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,710,983	$30,296,215
Short-term investments—certificates of deposit	8,000,000	—
Short-term investments—auction rate securities	10,836,476	10,397,530
Auction rate security rights	2,706,210	3,145,156
Accounts receivable	344,061	259,207
Accounts receivable from affiliated entity	3,061,207	58,853
Prepaid expenses and other current assets	463,562	409,845

Total current assets	43,122,499	44,566,806
Fixed assets, net	339,984	343,457
Intangible assets, net	12,487,537	12,968,934
Goodwill	10,113,371	10,113,371
Investment in affiliated entity	13,374,976	12,330,802
Other assets	283,478	305,547

Total assets	$79,721,845	$80,628,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,915,220	$3,445,750
Accounts payable and accrued expenses due to affiliated entity	128,720	445,091
Accrued clinical trial expenses	299,313	299,261
Line of credit	12,097,634	12,114,760
Common stock warrants	1,718,492	2,774,850
Deferred revenue	151,532	270,326
Deferred revenue from affiliated entity	375,000	—
Deferred rent	1,917	—

Total current liabilities	17,687,828	19,350,038
Deferred revenue, net of current portion	72,580	82,594
Deferred revenue from affiliated entity, net of current portion	2,617,944	—
Deferred rent, net of current portion	23,844	11,338

Total liabilities	20,402,196	19,443,970

Inovio Pharmaceuticals, Inc. stockholders’ equity:
Common stock	102,766	102,746
Additional paid-in capital	238,008,428	237,577,970
Accumulated deficit	(179,518,119)	(177,224,433)
Accumulated other comprehensive income	110,656	105,796

Total Inovio Pharmaceuticals, Inc. stockholders’ equity	58,703,731	60,562,079
Non-controlling interest	615,918	622,868

Total stockholders’ equity	59,319,649	61,184,947

Total liabilities and stockholders’ equity	$79,721,845	$80,628,917

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
License fee and milestone revenue	$73,610	$213,098
Revenue under collaborative research and development arrangements	—	54,458
Grant and miscellaneous revenue	1,299,779	101,894

Total revenue	1,373,389	369,450

Operating expenses:
Research and development	2,730,595	963,733
General and administrative	3,050,158	2,966,142

Total operating expenses	5,780,753	3,929,875

Loss from operations	(4,407,364)	(3,560,425)

Interest income, net	34,561	33,648
Other income, net	1,027,993	62,282
Gain from investment in affiliated entity	1,044,174	—

Net loss	(2,300,636)	(3,464,495)

Net loss attributable to non-controlling interest	6,950	—

Net loss attributable to Inovio Pharmaceuticals, Inc.	$(2,293,686)	$(3,464,495)

Loss per common share — basic and diluted:

Net loss per share attributable to Inovio Pharmaceuticals, Inc. stockholders	$(0.02)	$(0.08)

Weighted average number of common shares outstanding — basic and diluted	102,757,083	44,035,480

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Cash flows from operating activities:
Net loss	$(2,300,636)	$(3,464,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,244	46,029
Amortization of intangible assets	481,397	181,634
Change in value of common stock warrants	(1,056,358)	(63,953)
Gain on long-term investments	438,946	(365,111)
Loss on auction rate security rights	(438,946)	365,111
Stock-based compensation	429,477	160,719
Interest expense accrued on line of credit	34,368	—
Amortization of deferred tax liabilities	—	(15,750)
Deferred rent	14,423	(17,774)
Gain from investment in affiliated company	(1,044,174)	—
Changes in operating assets and liabilities:
Accounts receivable	(84,854)	437,455
Accounts receivable from affiliated entity	(3,002,354)	—
Prepaid expenses and other current assets	(53,717)	35,619
Other assets	22,069	—
Accounts payable and accrued expenses	(530,478)	494,751
Accounts payable due to affiliated entity	(316,371)	—
Deferred revenue	(128,808)	(79,998)
Deferred revenue from affiliated entity	2,992,944	—

Net cash used in operating activities	(4,501,828)	(2,285,763)

Cash flows from investing activities:
Purchase of short term investments	(8,000,000)	—
Purchases of capital assets	(37,771)	(1,094)
Additions to intangible assets and other assets	—	(62,448)

Net cash used in investing activities	(8,037,771)	(63,542)

Cash flows from financing activities:
Proceeds from stock option exercises	1,001	—
Repayment of line of credit	(51,494)	(37,016)

Net cash used in financing activities	(50,493)	(37,016)

Effect of exchange rate changes on cash and equivalents	4,860	(1,722)

Decrease in cash and equivalents	(12,585,232)	(2,388,043)

Cash and cash equivalents, beginning of period	30,296,215	14,115,281

Cash and cash equivalents, end of period	$17,710,983	$11,727,238

See accompanying notes

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

Inovio Pharmaceuticals, Inc. (the “Company” or “Inovio”) is engaged in the discovery, development, and delivery of a new generation of vaccines, called DNA vaccines, focused on cancers and infectious diseases. Our SynCon™ technology enables the design of “universal” DNA-based vaccines capable of providing cross-protection against new, unmatched strains of pathogens such as influenza. The Company’s electroporation DNA delivery technology uses brief, controlled electrical pulses to increase cellular DNA vaccine uptake. Initial human data has shown this method can safely and significantly increase gene expression and immune responses. The Company’s clinical programs include human papillomavirus (“HPV”)/cervical cancer (therapeutic), avian influenza (preventative), hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”) vaccines. The Company is advancing preclinical research for a universal seasonal/pandemic influenza vaccine. The Company’s partners and collaborators include University of Pennsylvania, National Microbiology Laboratory of the Public Health Agency of Canada, NIAID (NIH), Merck, ChronTech, University of Southampton, and HIV Vaccines Trial Network (“HVTN”).

All of the Company’s potential human products are in research and development phases. No revenues have been generated from the sale of any such products, nor are any such revenues expected for at least the next several years. The Company earns revenue from license fees and milestone revenue, collaborative research and development agreements, grants and government contracts. The Company’s product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All product candidates that the Company advances to clinical testing will require regulatory approval prior to commercial use, and will require significant costs for commercialization. The Company may not be successful in its research and development efforts and the Company may never generate sufficient product revenue to be profitable.

On May 14, 2010, we amended our Certificate of Incorporation to change our name from “Inovio Biomedical Corporation” to Inovio Pharmaceuticals, Inc.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of March 31, 2010, condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2010 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 26, 2010. The Company has evaluated subsequent events after the balance sheet date of March 31, 2010 through the date it filed these unaudited condensed consolidated financial statements with the SEC.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company incurred net loss attributable to Inovio of $2.3 million for the three months ended March 31, 2010. The Company had working capital of $25.4 million and an accumulated deficit of $179.5 million as of March 31, 2010. The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. On July 31, 2009, Inovio closed a $30.0 million offering of its shares of common stock and warrants to purchase shares of common stock. The Company received net proceeds from the transaction of approximately $28.4 million, after deducting offering expenses. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These unaudited interim condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

business. The Company’s unaudited interim condensed consolidated financial statements as of and for the period ended March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

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

As of the Acquisition Date, an aggregate of 41,492,757 shares of Inovio’s common stock were issued to the former stockholders of VGX, and an additional 18,794,187 shares of Inovio’s common stock were reserved for issuance upon exercise of the assumed options and warrants and conversion of the principal of and maximum interest payable on the VGX convertible debt. Immediately following the Acquisition Date the continuing holders of Inovio securities owned approximately 51.59% of Inovio’s issued and outstanding common stock and the former holders of VGX securities owned approximately 48.41% of Inovio’s issued and outstanding common stock.

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

After a review of relevant factors and in accordance with the guidance regarding business combinations, Inovio was determined to be the accounting acquirer. The Merger was accounted for using the purchase method of accounting for business combinations under U.S. GAAP. Accordingly, the historical consolidated financial statements of Inovio were carried forward at their historical cost and the purchase price allocated to VGX’s identifiable assets and liabilities was based on their estimated fair values at the Acquisition Date.

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

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The percentage of non-controlling ownership interest consists of 12% in VGX Animal Health (“VGX AH”) and 88% ownership by the Company. The estimated fair value utilized is based on the last round of financing by VGX AH in late 2007, in which that entity issued shares of its common stock to a third party. There have been no subsequent financing rounds. Inovio has updated the valuation model to reflect current assumptions and due to the fact that there have been no additional milestone events, such as additional marketing approval, significant licensing agreements, material adverse events, or large sales contracts that would have materially changed any of the key assumptions used in the last valuation of VGX AH, Inovio believes that the valuation used in the last round of financing continues to reflect current fair value.

The Company’s investment in an affiliated entity represents the Company’s ownership interest in VGX International, Inc. (“VGX Int’l”) and is measured at fair value. The fair market value of the Company’s interest in VGX Int’l was determined using the closing price of VGX Int’l’s shares of common stock as listed on the Korean Stock Exchange as of June 1, 2009. The fair value of the Company’s investment in VGX Int’l and the Company’s ownership percentage of VGX Int’l were $21,575,416 and 19.65%, respectively, on June 1, 2009.

The total purchase price of the acquisition was estimated as follows:

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

The following unaudited pro forma financial information combines the results of operations of Inovio and VGX assuming the Merger was consummated on January 1, 2009. The pro forma results are not necessarily indicative of what would have occurred if the Merger had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Revenue	$1,373,389	$1,756,678
Net loss attributable to common stockholders	$(2,293,686)	$(6,180,169)
Net loss per common share	$(0.02)	$(0.07)

4. Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its domestic and foreign subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Reorganization

In April 2009, the Company’s Board of Directors implemented a reduction in force which impacted our Norwegian operations. In connection with this decision, operations previously performed in Norway ceased as of July 31, 2009, and are continuing in the United States. As of March 31, 2010, both of our wholly-owned Norwegian subsidiaries, Inovio AS and Inovio Tec AS, have been dissolved.

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

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010:

	Fair Value Measurements at March 31, 2010
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Unobservable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:

Money market funds	$11,288,517	11,288,517	—	—
Certificates of deposit	8,000,000	—	8,000,000	—
Auction rate securities	10,836,476	—	—	10,836,476
Auction rate securities rights	2,706,210	—	—	2,706,210
Investment in affiliated entity	13,374,976	13,374,976	—	—

Total Assets	$46,206,179	$24,663,493	$8,000,000	$13,542,686

Liabilities:

Common stock warrants	$1,718,492	—	—	$1,718,492

Total Liabilities	$1,718,492	$—	$—	$1,718,492

Level 1 assets include money market funds held by the Company which are valued at quoted market prices, as well as the Company’s investment in VGX International, Inc. (VGX Int’l), for which the fair value is based on the market value of 8,075,775 common shares on March 31, 2010 listed on the Korean Stock Exchange.

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Level 2 assets include certificates of deposit held by the Company with maturities that range from 91 days to 12 months. The Company determines fair value through broker quotations with reasonable levels of price transparency. Our certificates of deposit have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data.

Level 3 assets held as of March 31, 2010 include municipal debt obligations known as auction rate securities (“ARS”). Due to conditions in the global credit markets, these securities, representing a par value of $13.6 million, are currently not liquid. Level 3 liabilities held as of March 31, 2010 consist of common stock warrant liabilities associated with warrants to purchase the Company’s common stock issued in October 2006, August 2007 and July 2009.

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

While the Company continues to earn interest on its ARS at the maximum contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS and its ARS Rights as of March 31, 2010. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS and ARS Rights.

As of March 31, 2010, these ARS investment securities and the ARS and Put option are recorded as current assets due to the time frame in which they can be readily convertible to cash.

The Company elected to measure the ARS Rights at fair value to mitigate volatility in reported earnings due to their linkage to the ARS. The ARS Rights will continue to be measured at fair value utilizing Level 3 inputs until the earlier of their maturity or exercise.

There have been no transfers of assets or liabilities between the fair value measurement classifications.

There were no changes in fair value of the Company’s total Level 3 financial assets for the three months ended March 31, 2010 as shown in the following table:

Auction Rate Securities
Balance at January 1, 2010	$13,542,686
Change in value of auction rate security	438,946
Change in value of auction rate security rights	(438,946)

Balance at March 31, 2010	$13,542,686

As of March 31, 2010, the Company has a $1.7 million common stock warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. As a result of these calculations, the Company recorded a net gain of $1.1 million for the three months ended March 31, 2010. The net gain is reflected in the Company’s unaudited condensed consolidated statement of operations as a component of other income, net.

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the three months ended March 31, 2010:

Common Stock Warrants
Balance at January 1, 2010	$2,774,850
Realized gain included in other income, net	(1,056,358)

Balance at March 31, 2010	$1,718,492

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

7. Goodwill and Intangible Assets

In accordance with the guidance regarding goodwill and other intangible assets, the Company’s goodwill is not amortized, but is subject to an annual impairment test which is performed by the Company as of November each year or sooner if indicators of impairment exist. The following sets forth the intangible assets by major asset class:

	Useful Life (Yrs)	March 31, 2010			December 31, 2009
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill(a)		$10,113,371	$—	$10,113,371	$10,113,371	$—	$10,113,371
Amortizing:
Patents	8 - 17	5,802,528	(3,838,037)	1,964,491	5,802,528	(3,727,747)	2,074,781
Licenses	8 - 17	1,198,781	(970,454)	228,327	1,198,781	(965,907)	232,874
CELLECTRA®(b)	5 - 11	8,106,270	(1,007,962)	7,098,308	8,106,270	(705,573)	7,400,697
GHRH(b)	11	335,314	(26,403)	308,911	335,314	(18,482)	316,832
Other(c)	18	4,050,000	(1,162,500)	2,887,500	4,050,000	(1,106,250)	2,943,750

Total intangible assets		19,492,893	(7,005,356)	12,487,537	19,492,893	(6,523,959)	12,968,934

Total goodwill and intangible assets		$29,606,264	$(7,005,356)	$22,600,908	$29,606,264	$(6,523,959)	$23,082,305

(a)	Goodwill was recorded from the Inovio AS acquisition in January 2005 and from the acquisition of VGX in June 2009 for $3.9 million and $6.2 million, respectively.
(b)	CELLECTRA® and GHRH are developed technologies which were recorded from the acquisition of VGX.
(c)	Other intangible assets represent the fair value of acquired contracts and intellectual property from the Inovio AS acquisition.

Aggregate amortization expense on intangible assets for the three months ended March 31, 2010 and 2009 was $481,000 and $182,000, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $1.4 million for the remainder of fiscal year 2010, $1.9 million for 2011, $1.8 million for 2012, $1.8 million for 2013, and $932,000 for 2014.

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Stockholders’ Equity

The following is a summary of the Company’s authorized and issued common and preferred stock as of March 31, 2010 and December 31, 2009:

	Authorized	Issued	Outstanding as of
			March 31, 2010	December 31, 2009
Common Stock, par $0.001	300,000,000	102,765,682	102,765,682	102,746,058
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	26	26
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	—	—

Preferred Stock

The following is a summary of changes in the number of outstanding shares of the Company’s Series C preferred stock for the three months ended March 31, 2010 and 2009:

Series C
Shares Outstanding as of January 1, 2010	26
Preferred Shares converted	—

Shares Outstanding as of March 31, 2010	26

Shares Outstanding as of January 1, 2009	71
Preferred Shares converted	—

Shares Outstanding as of March 31, 2009	71

Common Stock

In July 2009, the Company entered into a securities purchase agreement with certain institutional investors relating to the sale and issuance of (a) 11,111,110 shares of common stock and (b) warrants to purchase a total of 2,777,776 shares of common stock with an exercise price of $3.50 per share, for an aggregate purchase price of approximately $30 million. The warrants were exercisable beginning six months after issuance and expire six months from the date they are first exercisable. The shares of common stock and warrants were sold in units, consisting of one share of common stock and a warrant to purchase 0.25 of a share of common stock, at a purchase price of $2.70 per unit. The Company received net proceeds from the transaction of approximately $28.4 million, after deducting offering expenses. As of March 31, 2010, none of these warrants have been exercised.

Upon the closing of the Merger in June 2009, an aggregate of 41,492,757 shares of the Company’s common stock were issued to the former stockholders of VGX, and an additional 18,794,187 shares of the Company’s common stock were reserved for issuance upon exercise of the assumed options and warrants and conversion of the principal of and maximum interest payable on the VGX convertible debt. In August 2009, the VGX convertible debt was automatically converted into 4,600,681 shares of the Company’s common stock. VGX warrants assumed were ten-year warrants to purchase an aggregate of 4,923,406 shares of the Company’s common stock with an exercise price ranging from $0.26 to $1.28 per share, exercisable at various dates from March 25, 2013 through April 28, 2016. As of March 31, 2010, none of these warrants have been exercised.

In August 2007, the Company entered into an agreement with an outside consulting advisor pursuant to which the Company issued 230,000 registered shares of common stock and registered warrants to purchase 150,000 shares of common stock, as payment of a non-refundable retainer in connection with the engagement of its services. The warrants issued have an exercise price of $3.00 per share, and are exercisable through August 6, 2012. As of March 31, 2010, none of these warrants have been exercised.

In January 2007, the Company exchanged 2,201,644 restricted shares of common stock and warrants to purchase up to 770,573 restricted shares of common stock for 2,201,644 ordinary shares of its Singapore subsidiary Inovio Asia Pte. Ltd. (IAPL), pursuant to

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the terms of the Securities Purchase and Exchange Agreement under which the ordinary shares were originally issued by IAPL in October 2006 for $5.3 million. The warrants issued have an exercise price of $2.87 per share and are exercisable through October 13, 2011. As of March 31, 2010, none of these warrants have been exercised.

The Company accounts for registered common stock warrants issued in October 2006, August 2007 and July 2009 under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. The Company classifies registered warrants on the consolidated balance sheet as a current liability which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The Company develops its estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. The Company uses the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the condensed consolidated statement of operations as “Other income, net.”

Warrants

In addition to warrants granted as discussed above, the Company has issued the following additional warrants.

Participants in our October 2006 registered offering with foreign investors received five-year warrants to purchase an aggregate of 1,593,821 shares of our common stock with an exercise price of $2.87 per share, exercisable through October 13, 2011. As of March 31, 2010, none of these warrants have been exercised.

Participants in our December 2005 private placement were issued five-year warrants to purchase an aggregate of 3,462,451 shares of our common stock with an exercise price of $2.93 per share, exercisable through December 30, 2010. As of March 31, 2010, none of these warrants have been exercised.

On September 15, 2000, the Company entered into an exclusive license agreement with the University of South Florida Research Foundation, Inc. (USF), whereby USF granted us an exclusive, worldwide license to USF’s rights in patents and patent applications generally related to needle electrodes (“License Agreement”). Pursuant to the License Agreement, the Company granted USF and its designees warrants to acquire 150,000 common shares for $9.00 per share until September 14, 2010. Of the total warrants granted, 75,000 vested at the date of grant and the remainder will vest upon the achievement of certain milestones. The remaining 75,000 warrants are forfeitable and will be valued at the fair value on the date of vesting using the Black-Scholes pricing model. As of March 31, 2010, no warrants issued in connection with this licensing agreement had been exercised.

Stock Options

The Company has one active stock and cash-based incentive plan, the Amended and Restated 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees. The plan was adopted on March 31, 2007, approved by the stockholders on May 4, 2007, approved by the stockholders as amended on May 2, 2008, and approved by the stockholders as amended and restated on August 25, 2009. The Incentive Plan reserves 3,750,000 shares of common stock for issuance as or upon exercise of incentive awards granted and to be granted at future dates. At March 31, 2010, the Company had 147,626 shares of common stock available for future grant under the plan, and 240,000 shares of vested restricted stock and options to purchase 3,192,161 shares of common stock outstanding under the plan. The awards granted and available for future grant under the Incentive Plan generally have a term of ten years and generally vest over a period of three years. The Incentive Plan terminates by its terms on March 31, 2017.

The Incentive Plan supersedes all of the Company’s previous stock option plans, which includes the Amended 2000 Stock Option Plan, under which the Company had options to purchase 2,313,120 shares of common stock outstanding at March 31, 2010. The terms and conditions of the options outstanding under these plans remain unchanged.

9. Net loss per share

Basic loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated in accordance with the treasury stock method and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Since the effect of the assumed exercise of common stock options and warrants was anti-dilutive for all periods presented in 2010 and 2009, there is no difference between basic and diluted loss per share.

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Stock-Based Compensation

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected option life. The Company amortizes the fair value of the awards expected to vest on a straight-line basis. All option grants are amortized over the requisite service period of the awards. Expected volatility is based on historical volatility. The expected life of options granted is based on historical expected life. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The forfeiture rate is based on historical data and the Company records stock-based compensation expense only for those awards that are expected to vest. The dividend yield is based on the fact that no dividends have been paid historically and none are currently expected to be paid.

The assumptions used to estimate the fair value of stock options granted for the three month periods ended March 31, 2010 and 2009 are presented below:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	2.34%-2.64%	1.37%
Expected volatility	134%	96%
Expected life in years	4	4
Dividend yield	—	—

Total compensation cost for the Company’s stock plans that has been recognized in the condensed consolidated statement of operations for the three months ended March 31, 2010 and 2009 was $293,000 and $155,000, respectively, of which $105,000 and $32,000 was included in research and development expenses and $188,000 and $123,000 was included in general and administrative expenses, respectively.

As of March 31, 2010, there was $1.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for Inovio stock options, which is expected to be recognized over a weighted-average period of 2.5 years, as well as $80,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements from VGX stock options assumed in the Merger, which is expected to be recognized over a weighted-average period of 8 months. All compensation expense related to Inovio stock options granted prior to the Merger was fully vested upon the Merger.

As of March 31, 2009, there was $580,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for Inovio stock options, which was expected to be recognized over a weighted-average period of nine months.

The weighted average grant date fair value per share was $0.92 and $0.34 for employee stock options granted during the three months ended March 31, 2010 and 2009, respectively, excluding VGX stock options assumed pursuant to the merger.

There was no restricted stock granted during the three months ended March 31, 2010 or 2009.

At March 31, 2010, there was no unrecognized compensation cost related to non-vested restricted stock as all restricted stock became vested upon the Merger. At March 31, 2009, there was $141,000 of total unrecognized compensation cost related to non-vested restricted stock, which was expected to be recognized over a weighted-average period of one year.

The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three months ended March 31, 2010 and 2009 was $137,000 and $5,000, respectively.

VGX AH, a majority owned subsidiary of VGX, has adopted a 2007 equity incentive plan for the issuance of options to employees and consultants. There were no options granted under this plan during the three months ended March 31, 2010 or 2009.

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Comprehensive Loss

Comprehensive loss for the three months ended March 31, 2010 and March 31, 2009 includes net loss and foreign currency translation adjustments. A summary of the Company’s comprehensive loss is as follows:

	Three Months Ended March 31,
	2010	2009
Comprehensive loss:
Net loss	$(2,300,636)	$(3,464,495)
Foreign currency translation adjustments	4,860	16,026

Comprehensive loss	$(2,295,776)	$(3,448,469)

12. Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,
	2010	2009
Supplemental schedule of financing activities:
Interest paid	$34,368	$39,745

13. Related-Party Transactions

The Company conducts transactions with its affiliated entity, VGX Int’l.

For the three months ended March 31, 2010, the Company recognized revenue from VGX Int’l of $7,000 which consisted of licensing fees. Operating expenses related to VGX Int’l for the three months ended March 31, 2010 include $132,000 related to manufacturing and engineering services as well as $1,000 for regulatory and technical support and other consulting services received. At March 31, 2010 the Company had an accounts receivable balance of $3.1 million from VGX Int’l and its subsidiaries.

For the three months ended March 31, 2010, the Company received sublease income from VGX Int’l of $55,000 for the facility in The Woodlands, TX, which offset the Company’s lease expense.

On March 24, 2010, the Company entered into a Collaboration and License Agreement (the “Agreement”) with VGX Int’l. Under the Agreement, the Company granted VGX Int’l an exclusive license to Inovio’s SynConTM universal influenza vaccine delivered with electroporation to be developed in certain countries in Asia (the “Product”). As consideration for the license granted to VGX Int’l, the Company will receive a payment of $3.0 million as a research and development initiation fee which is reflected in the Company’s accounts receivable from affiliated entity at March 31, 2010, as well as research support, annual license maintenance fees and royalties on net product sales. In addition, contingent upon achievement of clinical and regulatory milestones, the Company will receive development payments over the term of the Agreement. The Agreement also provides Inovio with exclusive rights to supply devices for clinical and commercial purposes (including single use components) to VGX Int’l for use in the Product. The term of the Agreement commenced upon execution and will extend on a country by country basis until the last to expire of all Royalty Periods for the territory (as such term is defined in the Agreement) for any Product in that country, unless the Agreement is terminated earlier in accordance with its provisions as a result of breach, by mutual agreement, or by VGX Int’l right to terminate without cause upon prior written notice.

Dr. J. Joseph Kim, the Company’s CEO, Young Park, the Company’s corporate secretary and Bryan Kim, the Company’s vice president of Asian operations, currently constitute three of the four members of VGX Int’l’s board of directors and receive customary compensation from VGX Int’l for their service in such capacity. Dr. Kim also served as chief executive officer of VGX Int’l prior to our acquisition of VGX Pharmaceuticals, Inc. in June 2009. Bryan Kim currently serves as the president and chief executive officer of VGX Int’l.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the Caption “Risk Factors” and under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” and in our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

General

Inovio Pharmaceuticals, Inc. (the “Company” or “Inovio”) is engaged in the discovery, development, and delivery of a new generation of vaccines, called DNA vaccines, focused on cancers and infectious diseases. Our SynCon™ technology enables the design of “universal” DNA-based vaccines capable of providing cross-protection against new, unmatched strains of pathogens such as influenza. Our electroporation DNA delivery technology uses brief, controlled electrical pulses to increase cellular DNA vaccine uptake. Initial human data has shown this method can safely and significantly increase gene expression and immune responses. Our clinical programs include human papillomavirus (“HPV”)/cervical cancer (therapeutic), avian influenza (preventative), hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”) vaccines. We are advancing preclinical research for a universal seasonal/pandemic influenza vaccine. Our partners and collaborators include University of Pennsylvania, National Microbiology Laboratory of the Public Health Agency of Canada, NIAID (NIH), Merck, ChronTech, University of Southampton, and HIV Vaccines Trial Network (“HVTN”).

On June 1, 2009, we completed our acquisition of VGX Pharmaceuticals, Inc. (“VGX”) whereby VGX became a wholly-owned subsidiary of Inovio (the “Merger”). We believe the Merger advances our ability to play a leadership role in the discovery, development, and delivery of DNA vaccines.

On May 14, 2010, we amended our Certificate of Incorporation to change our name from “Inovio Biomedical Corporation” to Inovio Pharmaceuticals, Inc.

Recent Developments

On March 24, 2010, we entered into a Collaboration and License Agreement (the “Agreement”) with VGX International (“VGX Int’l”). Under the Agreement, we granted VGX Int’l an exclusive license to Inovio’s SynConTM universal influenza vaccine delivered with electroporation to be developed in certain countries in Asia (the “Product”).

As consideration for the license granted to VGX Int’l, we will receive a payment of $3.0 million as a research and development initiation fee, as well as research support, annual license maintenance fees and royalties on net product sales. In addition, contingent upon achievement of clinical and regulatory milestones, we will receive development payments over the term of the Agreement. The Agreement also provides Inovio with exclusive rights to supply devices for clinical and commercial purposes (including single use components) to VGX Int’l for use in the Product.

The term of the Agreement commenced upon execution and will extend on a country by country basis until the last to expire of all Royalty Periods for the territory (as such term is defined in the Agreement) for any Product in that country, unless the Agreement is terminated earlier in accordance with its provisions as a result of breach, by mutual agreement, or by VGX Int’l right to terminate without cause upon prior written notice.

In January 2010, we announced that we expanded our existing license agreement with the University of Pennsylvania, adding exclusive worldwide licenses for technology and intellectual property for novel DNA vaccines against pandemic influenza, Chikungunya, and foot-and-mouth disease. The amendment also encompasses new chemokine and cytokine molecular adjuvant technologies. The technology was developed in the University of Pennsylvania laboratory of Professor David B. Weiner, a pioneer in the field of DNA vaccines, and chairman of our scientific advisory board. Under the terms of the original license agreement completed in 2007, we obtained exclusive worldwide rights to develop multiple DNA plasmids and constructs with the potential to treat and/or prevent HIV, HCV, HPV and influenza and included molecular adjuvants. These prior and most recent agreements and amendments provide for royalty payments, based on future sales, to the University of Pennsylvania.

As of March 31, 2010, we had an accumulated deficit of $179.5 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

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

Revenue Recognition. License fees are comprised of initial fees and milestone revenue derived from collaborative licensing arrangements. We continue to recognize non-refundable milestone payments upon the achievement of specified milestones upon which we have earned the milestone payment, provided the milestone payment is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement. We defer payments for milestone events which are reasonably assured and recognize them ratably over the minimum remaining period of our performance obligations. Payments for milestones which are not reasonably assured are treated as the culmination of a separate earnings process and are recognized as revenue when the milestones are achieved.

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

Valuation and Impairment Evaluations of Goodwill and Intangible Assets. Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. Intangible assets are amortized over their estimated useful lives ranging from 5 to 18 years. Acquired intangible assets are still being developed for the future economic viability contemplated at the time of acquisition. We are concurrently conducting Phase I and pre-clinical trials using the acquired intangibles, and we have entered into certain significant licensing agreements for use of these acquired intangibles.

Historically we have recorded patents at cost and amortized these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent cost consists of the consideration paid for patents and related legal costs. Effective June 1, 2009, in connection with our acquisition of VGX Pharmaceuticals, all new patent costs will be expensed as incurred. Patent cost currently capitalized will continue to be amortized over the expected life of the patent. The effect of this change was immaterial to prior periods. License costs are recorded based on the fair value of consideration paid and amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement. As of March 31, 2010, our intangible assets resulting from the acquisition of VGX and Inovio AS, and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $12.5 million.

The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, we reduce the carrying value of the intangible asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from our intangible assets will exceed the intangible assets’ carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2010.

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

Auction Rate Securities and Auction Rate Securities Rights. We account for Auction Rate Securities (“ARS”) under the authoritative guidance for certain investments in debt and equity securities and fair value measurements. We account for ARS Rights using the fair value option for financial assets and financial liabilities. Our investments in ARS and our ARS Rights are recorded at their estimated fair value as there is currently no liquid market which indicates value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS and our ARS Rights as of March 31, 2010. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS and ARS Rights. Changes in the estimated fair value of the ARS and ARS Rights are reflected in the condensed consolidated statement of operations as “Other income, net.”

Registered Common Stock Warrants. We account for registered common stock warrants pursuant to the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. We classify registered warrants on the consolidated balance sheet as a current liability which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. We develop our estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the condensed consolidated statement of operations as “Other income, net.”

Pending Adoption of Recent Accounting Pronouncements

We describe below recent pronouncements that may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or related disclosures.

Accounting Standards Update 2009-13—In September 2009, the Financial Accounting Standards Board (“FASB”) ratified the final consensus reached by the Emerging Issues Task Force (“EITF”) that revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance will be effective for our fiscal year beginning January 1, 2011 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified agreements. We are currently evaluating early prospective adoption and determining the effects, if any, the adoption of the guidance will have on our condensed consolidated financial statements.

Accounting Standards Update 2010-3—In March 2010, the FASB ratified the final consensus that offers an alternative method of revenue recognition for milestone payments. The guidance states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted, provided that the revised guidance is applied retrospectively to the beginning of the year of adoption. The guidance may be applied retrospectively or prospectively for milestones achieved after the adoption date. We are currently evaluating early prospective adoption and determining the effects, if any, the adoption of this guidance will have on our condensed consolidated financial statements.

Results of Operations

Revenue. We had total revenue of $1.4 million and $369,000 for the three months ended March 31, 2010 and 2009, respectively. Revenue primarily consists of license fees, milestone revenue and amounts received from collaborative research and development agreements, grants and government contracts.

Revenue from license fees and milestone revenue was $74,000 and $213,000 for the three months ended March 31, 2010 and 2009, respectively. The decrease in revenue under license fees and milestone revenue for the three month period ended March 31, 2010, as compared to the comparable period in 2009, was mainly due to no revenues recognized under the Wyeth collaboration and licensing agreement as a result of the cancellation of the agreement in July 2009, as well as no royalties recognized from various smaller license agreements.

During the three months ended March 31, 2010, we recorded no revenue under collaborative research and development arrangements as compared to $54,000 for the three months ended March 31, 2009. This decrease in revenue was primarily due to no revenues recognized under our research and collaboration agreement with Merck, as we have provided the majority of the required device development for use in their clinical trials. We believe that development activities will be limited until trial results are obtained.

During the three months ended March 31, 2010 and 2009, we recorded grant and miscellaneous revenue of $1.3 million and $102,000, respectively. The increase in grant and miscellaneous revenue for the three months ended March 31, 2010, as compared to the comparable period in 2009, was primarily due to revenues recognized from our contract with the National Institute of Allergy and

Infectious Diseases (“NIAID”) and the PATH Malaria Vaccine Initiative (“MVI”) of $835,000 and $239,000, respectively, and from the Department of Defense (“U.S. Army”) grant of $200,000 for the three months ended March 31, 2010. The NIAID contract is for five years with two one-year options (period of performance is September 30, 2008 — September 29, 2015 including the two options). The value for the five years is $21.3 million with option years six and seven valued at $1.2 million and $1.1 million, respectively, for a total potential value of $23.6 million, and will fund research and development for HIV DNA-based vaccines delivered via our proprietary electroporation system. PATH is an international nonprofit organization funded by private donors. We have a research program and agreement with the PATH MVI to evaluate in a preclinical feasibility study our SynCon™ DNA vaccine development platform to target antigens from Plasmodium species and deliver them intradermally using the CELLECTRA® electroporation device. The agreement with MVI was for $685,000 and was completed in February 2010. The U.S. Army grant has a total value of $933,000, will fund research and development of DNA-based vaccines delivered via our proprietary electroporation system and will run through May 2010. This project is focused on identifying DNA vaccine candidates with the potential to provide rapid, robust immunity to protect against bio-warfare and bioterror attacks.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2010 and 2009, were $2.7 million and $964,000, respectively. The increase in research and development expenses for the three months ended March 31, 2010, as compared to the comparable period in 2009, was primarily due to higher costs related to work performed for the NIAID and MVI contracts, higher other outside services and contract labor expenses related to research and development projects, higher outside engineering professional services related to CELLECTRA® development, higher clinical trial costs and higher personnel costs due to greater employee headcount on average throughout the quarter. The increase was partially offset by a decrease in research and development expenses incurred by Inovio AS and Inovio Tec as these entities ceased operations in late 2009.

General and Administrative Expenses. General and administrative expenses, which include business development expenses and the amortization of intangible assets, for the three months ended March 31, 2010 and 2009, were $3.1 million and $3.0 million, respectively. The increase in general and administrative expenses for the three months ended March 31, 2010, as compared to the comparable period in 2009, was primarily due to higher amortization expense as a result of the intangible assets that were acquired from VGX, higher personnel costs due to greater employee headcount on average throughout the quarter and higher consultant stock option expense as a result of the stock options that were acquired from VGX. The increase was partially offset by a decrease in legal and related fees associated with the Merger and other corporate matters.

Stock-based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee’s requisite service period. Total compensation cost for our stock plans for the three months ended March 31, 2010 and 2009 was $293,000 and $155,000, respectively. From these amounts, $105,000 and $32,000 was included in research and development expenses and $188,000 and $123,000 was included in general and administrative expenses, respectively. The increase in stock-based compensation cost for the three months ended March 31, 2010, as compared to the comparable period in 2009, was primarily due to an increase in total options granted during the quarter as well as the continued vesting of options granted to employees in 2009 after the merger.

Interest Income, net. Interest income, net, for the three months ended March 31, 2010 and 2009 was $35,000 and $34,000 respectively. The slight increase in interest income, net, for the first three months of 2010, as compared to 2009, was primarily due to a higher cash and investments balance.

Other Income, net. We recorded other income, net, for the three months ended March 31, 2010 and 2009 of $1.0 million and $62,000 respectively. The increase in other income, net, is primarily due to the revaluation of registered common stock warrants issued by us in October 2006, August 2007 and July 2009. We are required to revalue the warrants at each balance sheet date to fair value. If unexercised, the warrants will expire at various dates between August 2010 and July 2014.

Gain (Loss) from investment in affiliated entity. Gain (loss) is a result of the change in the fair market value of the investment as of March 31, 2010.

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

Working Capital and Liquidity

As of March 31, 2010, we had working capital of $25.4 million, as compared to $25.2 million as of December 31, 2009. The increase in working capital during the three months ended March 31, 2010 was primarily due to the significant receivable balance of $3.0 million due from VGX Int’l in connection with the March 2010 Collaboration and License Agreement, as well as a decrease in the valuation of registered common stock warrants and decrease in the accounts payable and accrued expenses balance. These increases were offset by expenditures related to our research and development activities, as well as various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development. Based on management’s projections and analysis, we believe that our cash and cash equivalents are sufficient to meet our planned working capital requirements through the second half of 2011.

Net cash used in operating activities was $4.5 million and $2.3 million for the three months ended March 31, 2010 and 2009, respectively. The increase in net cash used in operating activities for the three months ended March 31, 2010, compared with the prior year period, was primarily the result of increased spending by our post-Merger Company on clinical, engineering and other research and development activities to support our programs.

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

Historically, the fair value of ARS approximated par value. While we continue to earn interest on our ARS at the maximum contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS and our ARS Rights as of March 31, 2010. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS and ARS Rights.

As of March 31, 2010, we had an accumulated deficit of $179.5 million. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market DNA vaccines and equipment, then even more funding will be required to market and sell the approved vaccine products and equipment. The outcome of the above matters cannot be predicted at this time. We are evaluating potential collaborations as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond mid-2011. We have on file an effective shelf registration statement that allows us to raise up to an additional $45.0 million from the sale of common stock, preferred stock, debt securities and/or warrants.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets, and the recent fluctuations in interest rates and availability of funding in the credit markets primarily impacts the performance of our investments. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities.

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

Foreign Currency Risk

We have operated primarily in the U.S. and most transactions during the year ended December 31, 2009, have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investment in VGX Int’l. We do not have any foreign currency hedging instruments in place.

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

Certain transactions related to our Company and our subsidiary Inovio Asia Pte. Ltd. (“IAPL”), are denominated primarily in foreign currencies, including Euros, British Pounds, Canadian Dollars, and Singapore Dollars. Our equity investment in VGX Int’l is denominated in South Korean Won. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets where Inovio conducts business, including the impact of the existing crisis in the global financial markets in such countries and the impact on both the U.S. dollar and the noted foreign currencies.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

You should carefully consider and evaluate each of the following factors as well as the other information in this quarterly report on Form 10-Q, including our financial statements and the related notes, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also consider the more detailed description of our business contained in our annual report on Form 10-K for the year ended December 31, 2009, which we filed with the Securities and Exchange Commission on March 26, 2010

Risks Related to Our Business and Industry

We have incurred losses since inception, expect to incur significant net losses in the foreseeable future and may never become profitable.

We have experienced significant operating losses to date; as of March 31, 2010 our accumulated deficit was approximately $179.5 million. We have generated limited revenues, primarily consisting of license and grant revenue, and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based DNA vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.

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

We currently derive, and in the past we have derived, a significant portion of our revenue from a limited number of licensing partners and government grants and contracts. For example, during the quarter ended March 31, 2010, the National Institute of Allergy and Infectious Diseases (NIAID), the PATH Malaria Vaccine Initiative (MVI) and the Department of Defense (US Army grant) accounted for approximately 61%, 17% and 15% of our consolidated revenue, respectively. If we fail to sign additional future contracts with major licensing partners and the government, if a contract is delayed or deferred, or if an existing contract expires or is cancelled and we fail to replace the contract with new business, our revenue would be adversely affected.

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

If any relationships with CROs terminate, we or our collaborators may not be able to enter into arrangements with alternative CROs. In addition, these third- party CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our on-going clinical programs or perform trials efficiently. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could harm our competitive position. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. Cost overruns by or disputes with our CROs may significantly increase our expenses.

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

In the United States, the National Childhood Vaccine Injury Act of 1986 (the “Vaccine Act”) was created to provide a federal no-fault system for compensating certain vaccine-related injuries or death by establishing a claims procedure involving the United States Court of Federal Claims and special masters. Litigation is pending before the Supreme Court of the United States to decide whether the Vaccine Act categorically preempts all design-defect claims against vaccine manufacturers, or whether instead the preemption of particular design-defect claims must be decided on a case-by-case basis. If the Supreme Court holds that preemption under the Vaccine Act must be decided on a case-by-case basis, vaccine manufacturers will likely be exposed to greater litigation risk from plaintiffs alleging injuries from vaccines.

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

In both the United States and certain foreign jurisdictions there have been, and we anticipate there will continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell any of our products profitably. In the United States, the Federal government recently passed healthcare reform legislation. While many of the details regarding the implementation of this legislation are yet to be determined, we believe there will be continuing trends towards expanding coverage to more individuals, containing health care costs and improving quality.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to make and implement healthcare reforms may adversely affect:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Default Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Submission of Matters to a Vote of Security Holders

On May 14, 2010, we held our annual meeting of stockholders, at which our stockholders (i) elected six directors to hold office until the next annual meeting of stockholders, (ii) ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2010, (iii) approved an amendment to our 2007 Omnibus Incentive Plan to (A) increase the aggregate number of shares available for grant under the plan by 2,000,000 and (B) provide that the aggregate number of shares available for grant under the plan will be increased on January 1 of each year beginning in 2011 by a number of shares equal to the lesser of (1) 2,055,331 or (2) such lesser number of shares as may be determined by the Board, and (iv) approved an amendment to our Certificate of Incorporation to change our name from “Inovio Biomedical Corporation” to “Inovio Pharmaceuticals, Inc.”. The vote on such matters was as follows:

1. Election of Directors

Director	Votes For	Votes Against	Votes Abstained	Broker Non-Votes
Avtar Dhillon	35,555,063	0	448,537	26,096,608
Joseph Kim	34,091,633	0	1,911,967	26,096,608
Simon X. Benito	34,619,543	0	1,384,057	26,096,608
Morton Collins	34,616,244	0	1,387,356	26,096,608
David Williams	34,706,861	0	1,296,739	26,096,608
Keith Wells	34,181,772	0	1,821,828	26,096,608

2. Ratification of appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2010.

For	Against	Abstain	Broker Non-Votes
61,640,358	0	459,850	0

3. Approval of an amendment to our 2007 Omnibus Incentive Plan to (i) increase the aggregate number of shares available for grant under the plan by 2,000,000 and (ii) provide that the aggregate number of shares available for grant under the plan will be increased on January 1 of each year beginning in 2011 by a number of shares equal to the lesser of (1) 2,055,331 or (2) such lesser number of shares as may be determined by the Board.

For	Against	Abstain	Broker Non-Votes
31,254,645	4,748,955	0	26,096,608

4. Approval of an amendment to our Certificate of Incorporation to change our name from “Inovio Biomedical Corporation” to “Inovio Pharmaceuticals, Inc.”

For	Against	Abstain	Broker Non-Votes
61,791,835	308,372	0	1

Amendment to Certificate of Incorporation

On May 14, 2010, we amended our Certificate of Incorporation to change our name to Inovio Pharmaceuticals, Inc. The Certificate of Amendment to our Certificate of Incorporation effecting such change is filed herewith as Exhibit 3.1(d).

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Document

3.1(d)	Certificate of Amendment to the Certificate of Incorporation of Inovio Biomedical Corporation, filed with the Delaware Secretary of State on May 14, 2010.

10.1#	Amended and Restated 2007 Omnibus Incentive Plan

10.2**	License and Collaboration Agreement dated March 24, 2010 between Registrant and VGX International.

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
#	Indicates management contract or compensatory plan.
**	The company has applied with the Secretary of the Securities and Exchange Commission for confidential treatment of certain information pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Copies of the exhibits including all confidential portions have been filed separately with confidential treatment applications, which may be made available for public inspection pending the Securities and Exchange Commission’s review of the application in accordance with Rule 24b-2.

INOVIO PHARMACEUTICALS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inovio Pharmaceuticals, Inc.

Date: May 17, 2010	By:	/S/ J. JOSEPH KIM
J. Joseph Kim
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 17, 2010	By:	/S/ PETER KIES
Peter Kies
Chief Financial Officer
(Principal Financial and Accounting Officer)