Form 10-Q
period 2010-06-30
INOVIO PHARMACEUTICALS, INC.
filed 2010-08-13
CIK 1055726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, was 102,889,930 as of August 3, 2010.

INOVIO PHARMACEUTICALS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2010

Part I. Financial Information

Item 1.	Financial Statements

INOVIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,951,754	$30,296,215
Short-term investments—certificates of deposit	7,248,192	—
Short-term investments—auction rate securities	2,494,513	10,397,530
Auction rate security rights	5,487	3,145,156
Accounts receivable	159,701	259,207
Accounts receivable from affiliated entity	2,028,481	58,853
Prepaid expenses and other current assets	427,752	409,845

Total current assets	27,315,880	44,566,806
Fixed assets, net	383,285	343,457
Intangible assets, net	12,133,461	12,968,934
Goodwill	10,113,371	10,113,371
Investment in affiliated entity	10,047,218	12,330,802
Other assets	284,128	305,547

Total assets	$60,277,343	$80,628,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,479,269	$3,445,750
Accounts payable and accrued expenses due to affiliated entity	335,380	445,091
Accrued clinical trial expenses	342,926	299,261
Line of credit	1,012,891	12,114,760
Common stock warrants	1,048,626	2,774,850
Deferred revenue	77,863	270,326
Deferred revenue from affiliated entity	375,000	—

Total current liabilities	5,671,955	19,350,038
Deferred revenue, net of current portion	86,693	82,594
Deferred revenue from affiliated entity, net of current portion	2,524,194	—
Deferred rent, net of current portion	41,879	11,338

Total liabilities	8,324,721	19,443,970

Stockholders’ equity:
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Common stock	102,890	102,746
Additional paid-in capital	238,256,744	237,577,970
Accumulated deficit	(187,134,557)	(177,224,433)
Accumulated other comprehensive income	109,137	105,796

Total Inovio Pharmaceuticals, Inc. stockholders’ equity	51,334,214	60,562,079
Non-controlling interest	618,408	622,868

Total stockholders’ equity	51,952,622	61,184,947

Total liabilities and stockholders’ equity	$60,277,343	$80,628,917

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
License fee and milestone revenue	$174,691	$2,275,374	$248,301	$2,488,472
Revenue under collaborative research and development arrangements	—	102,317	—	156,775
Grant and miscellaneous revenue	960,168	113,898	2,259,947	215,792

Total revenue	1,134,859	2,491,589	2,508,248	2,861,039

Operating expenses:
Research and development	3,083,229	1,181,194	5,813,824	2,144,927
General and administrative	3,027,593	4,300,772	6,077,751	7,266,914

Total operating expenses	6,110,822	5,481,966	11,891,575	9,411,841

Loss from operations	(4,975,963)	(2,990,377)	(9,383,327)	(6,550,802)

Other income (expense):
Interest income/(expense), net	13,594	(29,931)	48,155	3,717
Other income/(expense), net	676,179	(267,678)	1,704,172	(205,396)
Loss from investment in affiliated entity	(3,327,758)	(7,368,680)	(2,283,584)	(7,368,680)

Net loss	(7,613,948)	(10,656,666)	(9,914,584)	(14,121,161)
Net (gain)/loss attributable to non-controlling interest	(2,490)	3,730	4,460	3,730

Net loss attributable to Inovio Pharmaceuticals, Inc.	$(7,616,438)	$(10,652,936)	$(9,910,124)	$(14,117,431)

Loss per common share — basic and diluted:
Net loss per share attributable to Inovio Pharmaceuticals, Inc. stockholders	$(0.07)	$(0.19)	$(0.10)	$(0.28)

Weighted average number of common shares outstanding — basic and diluted	102,811,417	57,303,620	102,784,297	50,743,262

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Cash flows from operating activities:
Net loss	$(9,914,584)	$(14,121,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	92,701	101,333
Amortization of intangible assets	960,453	466,612
Change in value of common stock warrants	(1,726,224)	332,172
Change in value of short-term investments – auction rate securities	3,139,669	(937,848)
Change in value of auction rate security rights	(3,146,983)	877,105
Stock-based compensation	602,467	885,910
Interest expense accrued on line of credit	60,822	—
Amortization of deferred tax liabilities	—	(31,500)
Deferred rent	30,541	(41,075)
Loss on disposal of assets	—	1,756
Change in value of investment in affiliated company	2,283,584	7,368,680
Gain on long-term investment in affiliated entity	—	(5,502)
Changes in operating assets and liabilities:
Accounts receivable	99,506	444,841
Accounts receivable from affiliated entity	(1,969,628)	—
Prepaid expenses and other current assets	(17,907)	(221,600)
Other assets	21,419	—
Accounts payable and accrued expenses	(922,816)	(182,150)
Accounts payable due to affiliated entity	(109,711)	—
Deferred revenue	(188,364)	(2,230,638)
Deferred revenue from affiliated entity	2,899,194	—

Net cash used in operating activities	(7,805,861)	(7,293,065)

Cash flows from investing activities:
Purchase of short term investments – certificates of deposit	(8,000,000)	—
Sale of short term investments – certificates of deposit	751,808	—
Sale of short term investments – auction rate securities	11,050,000	—
Purchases of capital assets	(132,529)	(10,259)
Net cash provided by acquisition	—	1,611,280
Acquired intangible assets and other assets	(124,980)	(116,567)

Net cash provided by investing activities	3,544,299	1,484,454

Cash flows from financing activities:
Proceeds from stock option exercises	76,451	—
Repayment of line of credit	(11,162,691)	(21,224)

Net cash used in financing activities	(11,086,240)	(21,224)
Effect of exchange rate changes on cash and equivalents	3,341	(2,689)

Decrease in cash and equivalents	(15,344,461)	(5,832,524)
Cash and cash equivalents, beginning of period	30,296,215	14,115,281

Cash and cash equivalents, end of period	$14,951,754	$8,282,757

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

Inovio Pharmaceuticals, Inc. (the “Company” or “Inovio”) is engaged in the discovery, development, and delivery of a new generation of vaccines, called DNA vaccines, focused on cancers and infectious diseases. The Company’s SynCon™ technology enables the design of “universal” DNA-based vaccines capable of providing cross-protection against new, unmatched strains of pathogens such as influenza. The Company’s electroporation DNA delivery technology uses brief, controlled electrical pulses to increase cellular DNA vaccine uptake. Initial human data has shown this method can safely and significantly increase gene expression and immune responses. The Company’s clinical programs include human papillomavirus (“HPV”)/cervical cancer (therapeutic), avian influenza (preventative), hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”) vaccines. The Company is advancing preclinical research for a universal seasonal/pandemic influenza vaccine. The Company’s partners and collaborators include University of Pennsylvania, National Microbiology Laboratory of the Public Health Agency of Canada, NIAID (NIH), Merck, ChronTech, University of Southampton, and HIV Vaccines Trial Network (“HVTN”).

On May 14, 2010, the Company amended its Certificate of Incorporation to change its name from “Inovio Biomedical Corporation” to “Inovio Pharmaceuticals, Inc.”

2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated balance sheet as of June 30, 2010, condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2010 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 26, 2010. The Company has evaluated subsequent events after the balance sheet date of June 30, 2010 through the date it filed these unaudited interim condensed consolidated financial statements with the SEC.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company incurred net loss attributable to Inovio of $7.6 million and $9.9 million, respectively, for the three and six months ended June 30, 2010. The Company had working capital of $21.6 million and an accumulated deficit of $187.1 million as of June 30, 2010. The Company’s ability to continue its operations as a going concern is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. On July 31, 2009, Inovio closed a $30.0 million offering of its shares of common stock and warrants to purchase shares of common stock. The Company received net proceeds from the transaction of approximately $28.4 million, after deducting offering expenses. The Company expects to continue to rely on outside sources of financing to meet its capital needs, and the Company may never achieve positive cash flow. These unaudited interim condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business. The Company’s unaudited interim condensed consolidated financial statements as of and for the period ended June 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. VGX Pharmaceuticals Business Acquisition

On June 1, 2009 (the “Acquisition Date”) the Company completed the acquisition of VGX Pharmaceuticals, Inc. (“VGX”), a privately-held company, pursuant to the terms of an Amended and Restated Agreement and Plan of Merger dated December 5, 2008, as further amended on June 30, 2009 (the “Merger Agreement”) by and among Inovio, Inovio’s wholly-owned subsidiary Inovio Acquisition, LLC and VGX (the “Merger”).

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

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Management estimated the fair value of the VGX developed technology using reasonable assumptions based on historical experience. The valuation methodology used to estimate the value of the technologies was the excess earnings method. This method reflects the present value of the operating cash flows generated by the technologies after taking into account the cost to realize the revenue, and an appropriate discount rate to reflect the time value and risk associated with the assets. First, yearly revenues for each technology were forecasted for a projected period of time of ten years. Related cost of sales and operating expenses were then deducted from the revenue stream. Next, in order to value the technology, the value and required rate of return for other assets that contribute to the generation of the revenue earned by that particular technology asset were determined. The required returns on these other assets (the other asset classes identified were: net working capital, fixed assets, and assembled workforce) were “charged to” (or rather deducted from) the future net operating income to determine the returns specifically earned by the technology. Then, a discount rate was applied that considered the reasonable expectation of the risk profile of the proprietary technology in order to bring the future income to a present value. In the case of CELLECTRA® technology, a discount rate of 45% was used for the core technology and 60% for the milestone and royalty; for the GHRH technology, a 45% discount rate was utilized.

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

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Three Month Period Ended June 30, 2010	Three Month Period Ended June 30, 2009	Six Month Period Ended June 30, 2010	Six Month Period Ended June 30, 2009
Revenue	$1,134,859	$3,166,312	$2,508,248	$4,922,990
Net loss attributable to Inovio common stockholders	$(7,616,438)	$(13,368,751)	$(9,910,124)	$(19,541,128)
Net loss per common share	$(0.07)	$(0.16)	$(0.10)	$(0.23)

4. Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its domestic and foreign subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires companies to perform a qualitative analysis to determine whether a variable interest in another entity represents a controlling financial interest in a variable interest entity. A controlling financial interest in a variable interest entity is characterized by having both the power to direct the most significant activities of the entity and the obligation to absorb losses or the right to receive benefits of the entity. This guidance also requires on-going reassessments of variable interests based on changes in facts and circumstances. This guidance became effective for fiscal years beginning after November 15, 2009. The Company adopted the provisions of the guidance in the first quarter of 2010 and determined that none of the entities with which the Company currently conducts business and collaborations are variable interest entities, except VGXI (a wholly-owned subsidiary of VGX Int’l). The Company determined that VGX Int’l is the primary beneficiary to consolidate VGXI.

Reorganization

In April 2009, the Company’s Board of Directors implemented a reduction in force which impacted our Norwegian operations. In connection with this decision, operations previously performed in Norway ceased as of July 31, 2009, and are continuing in the United States. As of June 30, 2010, both of our wholly-owned Norwegian subsidiaries, Inovio AS and Inovio Tec AS, have been dissolved.

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

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010:

	Fair Value Measurements at June 30, 2010
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Unobservable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:

Money market funds	$8,781,520	$8,781,520	$—	$—
Certificates of deposit	7,248,192	—	7,248,192	—
Auction rate securities	2,494,513	—	—	2,494,513
Auction rate securities rights	5,487	—	—	5,487
Investment in affiliated entity	10,047,218	10,047,218	—	—

Total Assets	$28,576,930	$18,828,738	$7,248,192	$2,500,000

Liabilities:

Common stock warrants	$1,048,626	$—	$—	$1,048,626

Total Liabilities	$1,048,626	$—	$—	$1,048,686

Level 1 assets include money market funds held by the Company which are valued at quoted market prices, as well as the Company’s investment in VGX International, Inc. (VGX Int’l), for which the fair value is based on the market value of 8,075,775 common shares on June 30, 2010 listed on the Korean Stock Exchange.

Level 2 assets include certificates of deposit held by the Company with maturities that range from 6 to 12 months. The Company determines fair value through broker quotations with reasonable levels of price transparency. Our certificates of deposit have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data.

Level 3 assets held as of June 30, 2010 include municipal debt obligations known as auction rate securities (“ARS”). Level 3 liabilities held as of June 30, 2010 consist of common stock warrant liabilities associated with warrants to purchase the Company’s common stock issued in October 2006, August 2007 and July 2009.

In December 2008, the Company, via its wholly-owned subsidiary Genetronics, Inc. (“Genetronics”), which holds the ARS, accepted an offer of ARS Rights from UBS. The ARS Rights permit the Company to require UBS to purchase the Company’s ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. On July 1, 2010, the Company exercised these ARS Rights and the ARS were sold at the par value of $2.5 million. As of June 30, 2010, the Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS and its ARS Rights. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS and ARS Rights.

There have been no transfers of assets or liabilities between the fair value measurement classifications.

The following table presents a summary of changes in fair value of the Company’s total Level 3 financial assets for the six months ended June 30, 2010:

Auction Rate Securities
Balance at January 1, 2010	$13,542,686
Sale of auction rate securities	(11,050,000)
Change in value of auction rate securities	3,146,983
Change in value of auction rate security rights	(3,139,669)

Balance at June 30, 2010	$2,500,000

Realized gain included in other income, net	$7,314

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of June 30, 2010, the Company recorded a $1.0 million common stock warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. As a result of these calculations, the Company recorded a net gain of $670,000 and $1.7 million for the three and six months ended June 30, 2010. The net gain is reflected in the Company’s unaudited condensed consolidated statement of operations as a component of other income, net.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the six months ended June 30, 2010:

Common Stock Warrants
Balance at January 1, 2010	$2,774,850
Realized gain included in other income, net	(1,726,224)

Balance at June 30, 2010	$1,048,626

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

During the three months ended June 30, 2010, the Company sold $11.1 million of its ARS at par value and the proceeds reduced the line of credit balance to $1.0 million. On July 1, 2010, the Company sold its remaining ARS at par value and the line of credit was paid off in full.

7. Goodwill and Intangible Assets

In accordance with the guidance regarding goodwill and other intangible assets, the Company’s goodwill is not amortized, but is subject to an annual impairment test which is performed by the Company as of November each year or sooner if indicators of impairment exist. The following sets forth the intangible assets by major asset class:

	Useful Life (Yrs)	June 30, 2010			December 31, 2009
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill(a)		$10,113,371	$—	$10,113,371	$10,113,371	$—	$10,113,371
Amortizing:
Patents	8 - 17	5,802,528	(3,945,988)	1,856,540	5,802,528	(3,727,747)	2,074,781
Licenses	8 - 17	1,323,761	(975,000)	348,761	1,198,781	(965,907)	232,874
CELLECTRA®(b)	5 - 11	8,106,270	(1,310,350)	6,795,920	8,106,270	(705,573)	7,400,697
GHRH(b)	11	335,314	(34,324)	300,990	335,314	(18,482)	316,832
Other(c)	18	4,050,000	(1,218,750)	2,831,250	4,050,000	(1,106,250)	2,943,750

Total intangible assets		19,617,873	(7,484,412)	12,133,461	19,492,893	(6,523,959)	12,968,934

Total goodwill and intangible assets		$29,731,244	$(7,484,412)	$22,246,832	$29,606,264	$(6,523,959)	$23,082,305

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(a)	Goodwill was recorded from the Inovio AS acquisition in January 2005 and from the acquisition of VGX in June 2009 for $3.9 million and $6.2 million, respectively.
(b)	CELLECTRA® and GHRH are developed technologies which were recorded from the acquisition of VGX.
(c)	Other intangible assets represent the fair value of acquired contracts and intellectual property from the Inovio AS acquisition.

Aggregate amortization expense on intangible assets for the three and six months ended June 30, 2010 was $479,000 and $960,000 respectively. Aggregate amortization expense on intangible assets for the three and six months ended June 30, 2009 was $285,000 and $467,000, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $948,000 for the remainder of fiscal year 2010, $1.9 million for 2011, $1.8 million for 2012, $1.8 million for 2013, and $932,000 for 2014.

8. Stockholders’ Equity

The following is a summary of the Company’s authorized and issued common and preferred stock as of June 30, 2010 and December 31, 2009:

	Authorized	Issued	Outstanding as of
			June 30, 2010	December 31, 2009
Common Stock, par $0.001	300,000,000	102,889,930	102,889,930	102,746,058
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	26	26
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	—	—

Preferred Stock

The following is a summary of changes in the number of outstanding shares of the Company’s Series C preferred stock for the three months ended June 30, 2010 and 2009:

Series C
Shares Outstanding as of April 1, 2010	26

Shares Outstanding as of June 30, 2010	26

Shares Outstanding as of April 1, 2009	71

Shares Outstanding as of June 30, 2009	71

The following is a summary of changes in the number of outstanding shares of the Company’s Series C preferred stock for the six months ended June 30, 2010 and 2009:

Series C
Shares Outstanding as of January 1, 2010	26

Shares Outstanding as of June 30, 2010	26

Shares Outstanding as of January 1, 2009	71

Shares Outstanding as of June 30, 2009	71

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Common Stock

In July 2009, the Company entered into a securities purchase agreement with certain institutional investors relating to the sale and issuance of (a) 11,111,110 shares of common stock and (b) warrants to purchase a total of 2,777,776 shares of common stock with an exercise price of $3.50 per share, for an aggregate purchase price of approximately $30 million. The warrants were exercisable beginning six months after issuance and expire six months from the date they are first exercisable. The shares of common stock and warrants were sold in units, consisting of one share of common stock and a warrant to purchase 0.25 of a share of common stock, at a purchase price of $2.70 per unit. The Company received net proceeds from the transaction of approximately $28.4 million, after deducting offering expenses. As of June 30, 2010, none of these warrants have been exercised.

Upon the closing of the Merger in June 2009, an aggregate of 41,492,757 shares of the Company’s common stock were issued to the former stockholders of VGX, and an additional 18,794,187 shares of the Company’s common stock were reserved for issuance upon exercise of the assumed options and warrants and conversion of the principal of and maximum interest payable on the VGX convertible debt. In August 2009, the VGX convertible debt was automatically converted into 4,600,681 shares of the Company’s common stock. VGX warrants assumed were ten-year warrants to purchase an aggregate of 4,923,406 shares of the Company’s common stock with an exercise price ranging from $0.26 to $1.28 per share, exercisable at various dates from March 25, 2013 through April 28, 2016. As of June 30, 2010, none of these warrants have been exercised.

In August 2007, the Company entered into an agreement with an outside consulting advisor pursuant to which the Company issued 230,000 registered shares of common stock and registered warrants to purchase 150,000 shares of common stock, as payment of a non-refundable retainer in connection with the engagement of its services. The warrants issued have an exercise price of $3.00 per share, and are exercisable through August 6, 2012. As of June 30, 2010, none of these warrants have been exercised.

In January 2007, the Company exchanged 2,201,644 restricted shares of common stock and warrants to purchase up to 770,573 restricted shares of common stock for 2,201,644 ordinary shares of its Singapore subsidiary Inovio Asia Pte. Ltd. (IAPL), pursuant to the terms of the Securities Purchase and Exchange Agreement under which the ordinary shares were originally issued by IAPL in October 2006 for $5.3 million. The warrants issued have an exercise price of $2.87 per share and are exercisable through October 13, 2011. As of June 30, 2010, none of these warrants have been exercised.

The Company accounts for registered common stock warrants issued in October 2006, August 2007 and July 2009 under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. The Company classifies registered warrants on the accompanying consolidated balance sheet as a current liability which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The Company develops its estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. The Company uses the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the condensed consolidated statement of operations as “Other income, net.”

Warrants

In addition to warrants granted as discussed above, the Company has issued the following additional warrants.

Participants in the Company’s October 2006 registered offering with foreign investors received five-year warrants to purchase an aggregate of 1,593,821 shares of our common stock with an exercise price of $2.87 per share, exercisable through October 13, 2011. As of June 30, 2010, none of these warrants have been exercised.

Participants in the Company’s December 2005 private placement were issued five-year warrants to purchase an aggregate of 3,462,451 shares of the Company’s common stock with an exercise price of $2.93 per share, exercisable through December 30, 2010. As of June 30, 2010, none of these warrants have been exercised.

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On September 15, 2000, the Company entered into an exclusive license agreement with the University of South Florida Research Foundation, Inc. (USF), whereby USF granted us an exclusive, worldwide license to USF’s rights in patents and patent applications generally related to needle electrodes (“License Agreement”). Pursuant to the License Agreement, the Company granted USF and its designees warrants to acquire 150,000 common shares for $9.00 per share until September 14, 2010. Of the total warrants granted, 75,000 vested at the date of grant and the remainder will vest upon the achievement of certain milestones. The remaining 75,000 warrants are forfeitable and will be valued at the fair value on the date of vesting using the Black-Scholes pricing model. As of June 30, 2010, no warrants issued in connection with this licensing agreement had been exercised.

Stock Options

The Company has one active stock and cash-based incentive plan, the Amended and Restated 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees. The plan was adopted on June 30, 2007, approved by the stockholders on May 4, 2007, approved by the stockholders as amended on May 2, 2008, and approved by the stockholders as amended and restated on August 25, 2009 and May 14, 2010. The Incentive Plan reserves 5,750,000 shares of common stock for issuance as or upon exercise of incentive awards granted and to be granted at future dates. At June 30, 2010, the Company had 2,148,853 shares of common stock available for future grant under the plan, and 240,000 shares of vested restricted stock and options to purchase 3,105,934 shares of common stock outstanding under the plan. The awards granted and available for future grant under the Incentive Plan generally have a term of ten years and generally vest over a period of three years. The Incentive Plan terminates by its terms on June 30, 2017.

The Incentive Plan supersedes all of the Company’s previous stock option plans, which includes the Amended 2000 Stock Option Plan, under which the Company had options to purchase 1,954,058 shares of common stock outstanding at June 30, 2010. The terms and conditions of the options outstanding under these plans remain unchanged.

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

The assumptions used to estimate the fair value of stock options granted for the three and six month periods ended June 30, 2010 and 2009 are presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009
Risk-free interest rate	1.64%	1.60%-2.64%		1.64%-2.65%	1.37%-2.64%
Expected volatility	134%	68%-96%	%	134%	68%-96%
Expected life in years	4	4-5		4	4-5
Dividend yield	—	—		—	—
Forfeiture rate	13%	18%		13%	18%

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Total compensation cost for the Company’s stock plans that has been recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2010 was $168,000 and $461,000, respectively, of which $46,000 and $151,000 was included in research and development expenses and $122,000 and $310,000 was included in general and administrative expenses, respectively.

Total compensation cost for the Company’s stock plans that has been recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2009 was $695,000 and $850,000, respectively, of which $120,000 and $152,000 was included in research and development expenses and $575,000 and $698,000 was included in general and administrative expenses, respectively.

As of June 30, 2010, there was $1.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for Inovio stock options, which is expected to be recognized over a weighted-average period of 2.1 years, as well as $54,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements from VGX stock options assumed in the Merger, which is expected to be recognized over a weighted-average period of six months. All compensation expense related to Inovio stock options granted prior to the Merger was fully vested upon the Merger.

As of June 30, 2009, there was $467,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements from VGX stock options assumed in the Merger, which was expected to be recognized over a weighted-average period of 1.6 years. As of June 30, 2009, all compensation expense related to Inovio stock options fully vested upon the Merger.

The weighted average grant date fair value per share was $0.95 and $0.93 for employee and director stock options granted during the three and six months ended June 30, 2010, respectively and $0.26 for employee stock options granted during the three and six months ended June 30, 2009, respectively, excluding VGX stock options assumed pursuant to the merger.

There was no restricted stock granted during the three and six months ended June 30, 2010 or 2009.

At June 30, 2010 and 2009, there was no unrecognized compensation cost related to non-vested restricted stock as all restricted stock became vested upon the Merger.

The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three and six months ended June 30, 2010 was $5,000 and $141,000, respectively. Total stock-based compensation for options granted to non-employees for the three and six months ended June 30, 2009 was $30,000 and $35,000, respectively.

VGX AH, a majority owned subsidiary of VGX, has adopted a 2007 equity incentive plan for the issuance of options to employees and consultants. There were no options granted under this plan during the three and six months ended June 30, 2010 or 2009.

11. Comprehensive Loss

Comprehensive loss for the three and six months ended June 30, 2010 and June 30, 2009 includes net loss and foreign currency translation adjustments. A summary of the Company’s comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Comprehensive loss:
Net loss	$(7,613,948)	$(10,656,666)	$(9,914,584)	$(14,121,161)
Foreign currency translation adjustments	(1,519)	22,746	3,341	44,931

Comprehensive loss	$(7,615,467)	$(10,633,920)	$(9,911,243)	$(14,076,230)

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Supplemental Disclosures of Cash Flow Information

	Six Months Ended June 30,
	2010	2009
Supplemental schedule of financing activities:
Interest paid	$60,822	$81,783
Supplemental schedule of non-cash activity:
Issuance of common stock and stock options and warrants assumed in connection with acquisition of VGX Pharmaceuticals, Inc.	—	31,293,226

13. Related-Party Transactions

The Company conducts transactions with its affiliated entity, VGX Int’l.

For the three and six months ended June 30, 2010, the Company recognized revenue from VGX Int’l of $119,000 and $126,000 which consisted of licensing fees. Operating expenses related to VGX Int’l for the three and six months ended June 30, 2010 includes $618,000 and $751,000 related to manufacturing and engineering services. At June 30, 2010 the Company had an accounts receivable balance of $2.0 million from VGX Int’l and its subsidiaries.

For the three and six months ended June 30, 2010, the Company received sublease income from VGX Int’l of $55,000 and $110,000 for the facility in The Woodlands, TX, which offset the Company’s lease expense.

On March 24, 2010, the Company entered into a Collaboration and License Agreement (the “Agreement”) with VGX Int’l. Under the Agreement, the Company granted VGX Int’l an exclusive license to Inovio’s SynConTM universal influenza vaccine delivered with electroporation to be developed in certain countries in Asia (the “Product”). As consideration for the license granted to VGX Int’l, the Company received a payment of $1.0 million in June 2010 and will receive an additional payment of $2.0 million as a research and development initiation fee which is reflected in the Company’s accounts receivable from affiliated entity at June 30, 2010, as well as research support, annual license maintenance fees and royalties on net product sales. In addition, contingent upon achievement of clinical and regulatory milestones, the Company will receive development payments over the term of the Agreement. The Agreement also provides Inovio with exclusive rights to supply devices for clinical and commercial purposes (including single use components) to VGX Int’l for use in the Product. The term of the Agreement commenced upon execution and will extend on a country by country basis until the last to expire of all Royalty Periods for the territory (as such term is defined in the Agreement) for any Product in that country, unless the Agreement is terminated earlier in accordance with its provisions as a result of breach, by mutual agreement, or by VGX Int’l’s right to terminate without cause upon prior written notice.

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

General

Inovio Pharmaceuticals, Inc. (the “Company”, or “Inovio”, “we”, “us” or “our”) is engaged in the discovery, development, and delivery of a new generation of vaccines, called DNA vaccines, focused on cancers and infectious diseases. Our SynCon™ technology enables the design of “universal” DNA-based vaccines capable of providing cross-protection against new, unmatched strains of pathogens such as influenza. Our electroporation DNA delivery technology uses brief, controlled electrical pulses to increase cellular DNA vaccine uptake. Initial human data has shown this method can safely and significantly increase gene expression and immune responses. Our clinical programs include human papillomavirus (“HPV”)/cervical cancer (therapeutic), avian influenza (preventative), hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”) vaccines. We are advancing preclinical research for a universal seasonal/pandemic influenza vaccine. Our partners and collaborators include University of Pennsylvania, National Microbiology Laboratory of the Public Health Agency of Canada, NIAID (NIH), Merck, ChronTech, University of Southampton, and HIV Vaccines Trial Network (“HVTN”).

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

As consideration for the license granted to VGX Int’l, we have received a payment of $1.0 million and will receive an additional payment of $2.0 million as a research and development initiation fee, as well as research support, annual license maintenance fees and royalties on net product sales. In addition, contingent upon achievement of clinical and regulatory milestones, we will receive development payments over the term of the Agreement. The Agreement also provides Inovio with exclusive rights to supply devices for clinical and commercial purposes (including single use components) to VGX Int’l for use in the Product.

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

As of June 30, 2010, we had an accumulated deficit of $187.1 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

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

Revenue Recognition. License fees are comprised of initial fees and milestone revenue derived from collaborative licensing arrangements. We continue to recognize non-refundable milestone payments upon the achievement of specified milestones upon which we have earned the milestone payment, provided the milestone payment is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement. We defer payments for milestone events that are reasonably assured and recognize them ratably over the minimum remaining period of our performance obligations. Payments for milestones that are not reasonably assured are treated as the culmination of a separate earnings process and are recognized as revenue when the milestones are achieved.

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

Valuation and Impairment Evaluations of Goodwill and Intangible Assets. Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. Intangible assets are amortized over their estimated useful lives ranging from five to 18 years. Acquired intangible assets are still being developed for the future economic viability contemplated at the time of acquisition. We are concurrently conducting Phase I and pre-clinical trials using the acquired intangibles, and we have entered into certain significant licensing agreements for use of these acquired intangibles.

Historically we have recorded patents at cost and amortized these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent cost consists of the consideration paid for patents and related legal costs. Effective June 1, 2009, in connection with our acquisition of VGX, all new patent costs will be expensed as incurred. Patent cost currently capitalized will continue to be amortized over the expected life of the patent. The effect of this change was immaterial to prior periods. License costs are recorded based on the fair value of consideration paid and amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement. As of June 30, 2010, our intangible assets resulting from the acquisition of VGX and Inovio AS, and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $12.1 million.

The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, we reduce the carrying value of the intangible asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from our intangible assets will exceed the intangible assets’ carrying value, and accordingly, we have not recognized any impairment losses through June 30, 2010.

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

Auction Rate Securities and Auction Rate Securities Rights. We account for Auction Rate Securities (“ARS”) under the authoritative guidance for certain investments in debt and equity securities and fair value measurements. We account for ARS Rights using the fair value option for financial assets and financial liabilities. Our investments in ARS and our ARS Rights are recorded at their estimated fair value as there is currently no liquid market which indicates value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS and our ARS Rights as of June 30, 2010. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS and ARS Rights. Changes in the estimated fair value of the ARS and ARS Rights are reflected in the condensed consolidated statement of operations as “Other income, net.”

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

Results of Operations

Revenue. We had total revenue of $1.1 million and $2.5 million for the three and six months ended June 30, 2010, respectively, as compared to $2.5 million and $2.9 million for the three and six months ended June 30, 2009, respectively. Revenue primarily consists of license fees, milestone revenue and amounts received from collaborative research and development agreements, grants and government contracts.

Revenue from license fees and milestone revenue was $175,000 and $248,000 for the three and six months ended June 30, 2010, respectively, as compared to $2.3 million and $2.5 million for the three and six months ended June 30, 2009, respectively. The decrease in revenue under license fees and milestone revenue for the three and six month periods ended June 30, 2010, as compared to the comparable periods in 2009, was mainly due to no revenues recognized under the Wyeth collaboration and licensing agreement as a result of the cancellation of the agreement in July 2009.

During the three and six months ended June 30, 2010, we recorded no revenue under collaborative research and development arrangements as compared to $102,000 and $157,000 for the three and six months ended June 30, 2009. This decrease in revenue was primarily due to no revenues recognized under our research and collaboration agreement with Merck, as we have provided the majority of the required device development for use in their clinical trials. We believe that development activities will be limited until trial results are obtained.

During the three and six months ended June 30, 2010, we recorded grant and miscellaneous revenue of $960,000 and $2.3 million, respectively, as compared to $114,000 and $216,000 for the three and six months ended June 30, 2009, respectively. The increase in grant and miscellaneous revenue was primarily due to revenues recognized from our contract with the National Institute of Allergy and Infectious Diseases (“NIAID”) of $945,000 and $1.8 million for the three and six months ended June 30, 2010, respectively, as compared to $68,000 for both the three and six months ended June 30, 2009. The NIAID contract has an initial term of five years with two one-year options (period of performance is September 30, 2008 - September 29, 2015 including the two options). The value of the contract for the five years is $21.3 million with option years six and seven valued at $1.2 million and $1.1 million, respectively, for a total potential value of $23.6 million, and will fund research and development for HIV DNA-based vaccines delivered via our proprietary electroporation system. The increase is also attributed to revenues recognized under our PATH Malaria Vaccine Initiative (“MVI”) contract and from the Department of Defense (“U.S. Army”) grant. PATH is an international nonprofit organization funded by private donors. We have a research program and agreement with the PATH MVI to evaluate in a preclinical feasibility study our SynCon™ DNA vaccine development platform to target antigens from Plasmodium species and deliver them intradermally using the CELLECTRA® electroporation device. The agreement with MVI was for $685,000 and was completed in February 2010. The U.S. Army grant had a total value of $933,000 and was completed in May 2010. This project funded research and development of DNA-based vaccines delivered via our proprietary electroporation system and focused on identifying DNA vaccine candidates with the potential to provide rapid, robust immunity to protect against bio-warfare and bioterror attacks.

Research and Development Expenses. Research and development expenses for the three and six months ended June 30, 2010, were $3.1 million and $5.8 million, respectively, as compared to $1.2 million and $2.1 million for the three and six months ended June 30, 2009, respectively. The increase in research and development expenses for the three and six months ended June 30, 2010, as compared to the comparable periods in 2009, was primarily due to higher costs related to work performed for the NIAID and MVI contracts, higher outside services and contract labor expenses related to research and development projects, higher outside engineering professional services related to CELLECTRA® development, higher clinical trial costs and higher personnel costs due to greater employee headcount on average throughout the quarter. The increase was partially offset by a decrease in research and development expenses incurred by Inovio AS and Inovio Tec as these entities ceased operations in late 2009.

General and Administrative Expenses. General and administrative expenses, which include business development expenses and the amortization of intangible assets, for the three and six months ended June 30, 2010, were $3.0 million and $6.1 million, respectively, as compared to $4.3 million and $7.3 million for the three and six months ended June 30, 2009, respectively. The decrease in general and administrative expenses for the three and six months ended June 30, 2010, as compared to the comparable periods in 2009 was primarily due to a decrease in legal and other expenses associated with the Merger and other corporate matters. The decrease was partially offset by higher amortization expense as a result of the intangible assets that were acquired from VGX and higher personnel costs due to greater employee headcount on average throughout the quarter.

Stock-based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee’s requisite service period. Total compensation cost for our stock plans for the three and six months ended June 30, 2010 was $168,000 and $461,000 respectively. From these amounts, $46,000 and $151,000 was included in research and development expenses and $122,000 and $310,000 was included in general and administrative expenses, for the three and six months ended June 30, 2010, respectively. Total compensation cost for our stock plans for the three and six months ended June 30, 2009 was $695,000 and $850,000 respectively. From these amounts, $120,000 and $152,000 was included in research and development expenses and $575,000 and $698,000 was included in general and administrative expenses, for the three and six months ended June 30, 2009, respectively. The decrease in stock-based compensation cost for the three and six months ended June 30, 2010, as compared to the comparable periods in 2009, was primarily due to higher expense in 2009 related to the accelerated vesting of Inovio employee stock options as a result of the merger.

Interest Income (Expense), net. Interest income, net, for the three and six months ended June 30, 2010 was $14,000 and $48,000 respectively, as compared to ($30,000) and $4,000 for the three and six month ended June 30, 2009, respectively. The increase in interest income, net, for the three and six months ended June 30, 2010, as compared to 2009, was primarily due to a higher cash and investments balance, as well as lower interest expense related to the long term convertible debt balances held at June 30, 2009.

Other Income, net. We recorded other income, net, for the three and six months ended June 30, 2010 of $676,000 and $1.7 million respectively, as compared to ($268,000) and ($205,000) for the three and six months ended June 30, 2009, respectively. The increase in other income, net, is primarily due to the revaluation of registered common stock warrants issued by us in October 2006, August 2007 and July 2009. We are required to revalue the warrants at each balance sheet date to fair value. If unexercised, the warrants will expire at various dates between August 2010 and July 2014.

Gain (Loss) from investment in affiliated entity. Gain (loss) is a result of the change in the fair market value of the investment in VGX Int’l as of June 30, 2010.

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

Working Capital and Liquidity

As of June 30, 2010, we had working capital of $21.6 million, as compared to $25.2 million as of December 31, 2009. The decrease in working capital during the six months ended June 30, 2010 was primarily due to expenditures related to our research and development activities, as well as various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development. These expenditures were offset by the $1.0 million received and receivable balance of $2.0 million due from VGX Int’l in connection with the March 2010 Collaboration and License Agreement, as well as a decrease in the valuation of registered common stock warrants and decrease in the accounts payable and accrued expenses. Based on management’s projections and analysis, we believe that our cash and cash equivalents are sufficient to meet our planned working capital requirements through the end of 2011.

Net cash used in operating activities was $7.8 million and $7.3 million for the six months ended June 30, 2010 and 2009, respectively. The increase in net cash used in operating activities for the six months ended June 30, 2010, compared with the prior year period, was primarily the result of increased spending by our post-merger Company on clinical, engineering and other research and development activities to support our programs.

Our ARS are municipal debt obligations with an underlying long-term maturity. Due to conditions in the global credit markets these securities, representing a par value of $2.5 million, were not liquid as of June 30, 2010.

In December 2008, we, via our wholly-owned subsidiary Genetronics, which holds the ARS, accepted an offer of ARS Rights from UBS. The ARS Rights permit us to require UBS to purchase our ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. On July 1, 2010 we exercised the ARS Rights and the remaining ARS were sold at par value.

In conjunction with the acceptance of the ARS Rights, we also amended our existing loan agreement with UBS Bank USA, increasing the existing credit line up to $12.1 million, with the ARS pledged as collateral. The loan is treated as a “no net cost loan”, as it bears interest at a rate equal to the average rate of interest paid to Genetronics on the pledged ARS, and the net interest cost to Genetronics is zero. We fully drew down on the line of credit in December 2008. During the three months ended June 30, 2010, we sold $11.1 million of our ARS at par value and the proceeds reduced the line of credit balance to $1.0 million. On July 1, 2010, upon exercise of our ARS Rights, the line of credit was paid in full.

As of June 30, 2010, we had an accumulated deficit of $187.1 million. We have operated at a loss since 1994, and we expect this to continue for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market DNA vaccines and equipment, then even more funding will be required to market and sell the approved vaccine products and equipment. The outcome of the above matters cannot be predicted at this time. We are evaluating potential collaborations as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond the end of 2011. We have on file an effective shelf registration statement that allows us to raise up to an additional $45.0 million from the sale of common stock, preferred stock, debt securities and/or warrants.

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

Fair Value measurements

We classify all of our investment securities as trading securities and report them on the consolidated balance sheet at market value. Our investment securities consist of ARS issued primarily by municipalities, with a par value of approximately $2.5 million.

In December 2008, we, via our wholly-owned subsidiary Genetronics, which holds the ARS, accepted an offer of ARS Rights from our investment advisor, UBS Financial Services, Inc., a subsidiary of UBS AG, or UBS. The ARS Rights permit us to require UBS to purchase our ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. On July 1, 2010 we exercised the ARS Rights and the remaining ARS held by the Company were sold at par value.

In conjunction with the acceptance of the ARS Rights, we also amended our existing loan agreement with UBS Bank USA, increasing the existing credit line up to $12.1 million, with the ARS pledged as collateral. The loan is treated as a “no net cost loan”, as it bears interest at a rate equal to the average rate of interest paid to us on the pledged ARS, and our net interest cost will be zero. We fully drew down on the line of credit in December 2008. During the three months ended June 30, 2010, we sold $11.1 million of our ARS at par value and the proceeds reduced the line of credit balance to $1.0 million. On July 1, 2010, upon exercise of our ARS Rights, the line of credit was paid in full.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosures.

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced significant operating losses to date; as of June 30, 2010 our accumulated deficit was approximately $187.1 million. We have generated limited revenues, primarily consisting of license and grant revenue, and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based DNA vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.

We have limited sources of revenue and our success is dependent on our ability to develop our vaccine and other product candidates and electroporation equipment.

We do not sell any products and may not have any other products commercially available for several years, if at all. Our ability to generate future revenues depends heavily on our success in:

•	developing and securing U.S. and/or foreign regulatory approvals for our product candidates, including securing regulatory approval for conducting clinical trials with product candidates;

•	developing our electroporation-based DNA delivery technology; and

•	commercializing any products for which we receive approval from the FDA and foreign regulatory authorities.

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

Conducting the costly and time consuming research, pre-clinical and clinical testing necessary to obtain regulatory approvals and bring our vaccine delivery technology and product candidates to market will require a commitment of substantial funds in excess of our current capital. Our future capital requirements will depend on many factors, including, among others:

•	the progress of our current and new product development programs;

•	the progress, scope and results of our pre-clinical and clinical testing;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of manufacturing our products and product candidates;

•	the cost of prosecuting, enforcing and defending against patent infringement claims and other intellectual property rights; and

•

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

We depend upon key personnel who may terminate their employment with us at any time and we may need to hire additional qualified personnel in order to obtain financing, pursue collaborations or develop or market our product candidates.

The success of our business strategy will depend to a significant degree upon the continued services of key management, technical and scientific personnel and our ability to attract and retain additional qualified personnel and managers, including personnel with expertise in clinical trials, government regulation, manufacturing, marketing and other areas. Competition for qualified personnel is intense among companies, academic institutions and other organizations. If we are unable to attract and retain key personnel and advisors, it may negatively affect our ability to successfully develop, test, commercialize and market our products and product candidates.

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

We have entered into, or may enter into, distribution, co-promotion, partnership, sponsored research and other arrangements for development, manufacturing, sales, marketing and other commercialization activities relating to our products. For example, in the past we have entered into a license and collaboration agreement such as with Merck. The amount and timing of resources applied by our collaborators are largely outside of our control.

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

We currently derive, and in the past we have derived, a significant portion of our revenue from a limited number of licensing partners and government grants and contracts. For example, during the six months ended June 30, 2010, the National Institute of Allergy and Infectious Diseases (NIAID), the PATH Malaria Vaccine Initiative (MVI) and the Department of Defense (US Army grant) accounted for approximately 71%, 10% and 8% of our consolidated revenue, respectively. If we fail to sign additional future contracts with major licensing partners and the government, if a contract is delayed or deferred, or if an existing contract expires or is cancelled and we fail to replace the contract with new business, our revenue would be adversely affected.

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

•

reaching agreement on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	future bans or stricter standards imposed on gene based therapy clinical trials;

•	manufacturing sufficient quantities of our electroporation equipment and product candidates for use in clinical trials;

•	obtaining institutional review board, or IRB, approval to conduct a clinical trial at a prospective site;

•	slower than expected recruitment and enrolment of patients to participate in clinical trials for a variety of reasons, including competition from other clinical trial programs for similar indications;

•	conducting clinical trials with sites internationally due to regulatory approvals and meeting international standards;

•	retaining patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up; and

•	collecting, reviewing and analyzing our clinical trial data.

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

We and our collaborators have entered into agreements with CROs to provide monitors for and to manage data for our on-going clinical programs. We and the CROs conducting clinical trials for our electroporation equipment and product candidates are required to comply with current good clinical practices, or GCPs, regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or the CROs conducting clinical trials of our product candidates fail to comply with applicable GCPs, the clinical data generated in the clinical trials may be deemed unreliable and the FDA may require additional clinical trials before approving any marketing applications.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

INOVIO PHARMACEUTICALS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inovio Pharmaceuticals, Inc.

Date: August 13, 2010	By:	/S/ J. JOSEPH KIM
J. Joseph Kim
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2010	By:	/S/ PETER KIES
Peter Kies
Chief Financial Officer
(Principal Financial and Accounting Officer)