Form 10-Q
period 2010-09-30
INOVIO PHARMACEUTICALS, INC.
filed 2010-11-12
CIK 1055726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, was 104,208,387 as of November 10, 2010.

INOVIO PHARMACEUTICALS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2010

Part I. Financial Information

Item 1.	Financial Statements

INOVIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,391,860	$30,296,215
Short-term investments—certificates of deposit	4,109,934	—
Short-term investments—auction rate securities	—	10,397,530
Auction rate security rights	—	3,145,156
Accounts receivable	178,655	259,207
Accounts receivable from affiliated entity	37,048	58,853
Prepaid expenses and other current assets	313,319	309,865
Prepaid expenses and other current assets from affiliated entity	241,390	99,980

Total current assets	24,272,206	44,566,806
Fixed assets, net	340,820	343,457
Intangible assets, net	11,654,897	12,968,934
Goodwill	10,113,371	10,113,371
Investment in affiliated entity	12,651,529	12,330,802
Other assets	284,128	305,547

Total assets	$59,316,951	$80,628,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,016,557	$3,445,750
Accounts payable and accrued expenses due to affiliated entity	477,769	445,091
Accrued clinical trial expenses	360,163	299,261
Line of credit	—	12,114,760
Common stock warrants	510,055	2,774,850
Deferred revenue	485,288	270,326
Deferred revenue from affiliated entity	375,000	—

Total current liabilities	5,224,832	19,350,038
Deferred revenue, net of current portion	79,736	82,594
Deferred revenue from affiliated entity, net of current portion	2,430,444	—
Deferred rent, net of current portion	49,670	11,338

Total liabilities	7,784,682	19,443,970

Stockholders’ equity:
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Common stock	103,467	102,746
Additional paid-in capital	239,243,028	237,577,970
Accumulated deficit	(188,544,705)	(177,224,433)
Accumulated other comprehensive income	116,656	105,796

Total Inovio Pharmaceuticals, Inc. stockholders’ equity	50,918,446	60,562,079
Non-controlling interest	613,823	622,868

Total stockholders’ equity	51,532,269	61,184,947

Total liabilities and stockholders’ equity	$59,316,951	$80,628,917

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
License fee and milestone revenue	$133,080	$2,143,239	$381,381	$4,631,711
Revenue under collaborative research and development arrangements	—	32,885	—	120,227
Grant and miscellaneous revenue	1,143,463	1,470,337	3,403,410	1,755,562

Total revenues	1,276,543	3,646,461	3,784,791	6,507,500

Operating expenses:
Research and development	2,951,067	3,412,130	8,764,891	5,557,057
General and administrative	2,881,994	3,830,703	8,959,745	11,097,617

Total operating expenses	5,833,061	7,242,833	17,724,636	16,654,674

Loss from operations	(4,556,518)	(3,596,372)	(13,939,845)	(10,147,174)

Other income (expense):
Interest income/(expense), net	14,714	(26,620)	62,869	(22,903)
Other income/(expense), net	522,760	(2,903,174)	2,226,932	(3,108,570)
Gain/(loss) from investment in affiliated entity	2,604,311	3,564,283	320,727	(3,804,397)

Net loss	(1,414,733)	(2,961,883)	(11,329,317)	(17,083,044)
Net loss attributable to non-controlling interest	4,585	13,697	9,045	17,427

Net loss attributable to Inovio Pharmaceuticals, Inc.	$(1,410,148)	$(2,948,186)	$(11,320,272)	$(17,065,617)

Loss per common share — basic and diluted:
Net loss per share attributable to Inovio Pharmaceuticals, Inc. stockholders	$(0.01)	$(0.03)	$(0.11)	$(0.26)

Weighted average number of common shares outstanding — basic and diluted	102,928,096	93,909,945	102,832,795	65,415,951

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Cash flows from operating activities:
Net loss	$(11,329,317)	$(17,083,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	143,308	165,145
Amortization of intangible assets	1,439,017	955,311
Change in value of common stock warrants	(2,264,795)	3,233,018
Change in value of short-term investments – auction rate securities	(3,152,470)	(1,250,867)
Change in value of auction rate security rights	3,145,456	1,167,979
Stock-based compensation	974,107	1,819,967
Interest converted into common stock	—	430,715
Interest expense accrued on line of credit	61,152	123,673
Amortization of deferred tax liabilities	—	(47,250)
Deferred rent	38,332	(65,052)
Loss on disposal of assets	15,811	26,404
Change in value of investment in affiliated company	(320,727)	3,804,397
Gain on long-term investment in affiliated entity	—	(5,502)
Changes in operating assets and liabilities:
Accounts receivable	80,552	653,742
Accounts receivable from affiliated entity	21,805	(10,175)
Prepaid expenses and other current assets	(3,454)	170,057
Prepaid expenses and other current assets from affiliated entity	(141,410)	(406,000)
Other assets	21,419	—
Accounts payable and accrued expenses	(368,291)	(1,844,669)
Accounts payable due to affiliated entity	32,678	576,930
Deferred revenue	212,104	(4,069,374)
Deferred revenue from affiliated entity	2,805,444	—

Net cash used in operating activities	(8,589,579)	(11,654,595)

Cash flows from investing activities:
Purchase of short term investments – certificates of deposit	(8,009,934)	—
Sale of short term investments – certificates of deposit	3,900,000	—
Sale of short term investments – auction rate securities	13,550,000	—
Purchases of capital assets	(156,482)	(14,802)
Net cash provided by acquisition	—	1,611,280
Acquired intangible assets and other assets	(124,980)	(116,567)

Net cash provided by investing activities	9,158,604	1,479,911

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	691,672	28,745,361
Repayment of line of credit	(12,175,912)	(121,436)

Net cash (used in)/provided by financing activities	(11,484,240)	28,623,925
Effect of exchange rate changes on cash and cash equivalents	10,860	(55,277)

(Decrease)/increase in cash and cash equivalents	(10,904,355)	18,393,964
Cash and cash equivalents, beginning of period	30,296,215	14,115,281

Cash and cash equivalents, end of period	$19,391,860	$32,509,245

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

Inovio Pharmaceuticals, Inc. (the “Company” or “Inovio”) is engaged in the discovery, development, and delivery of a new generation of vaccines, called DNA vaccines, focused on cancers and infectious diseases. The Company’s SynCon™ technology enables the design of “universal” DNA-based vaccines capable of providing cross-protection against new, unmatched strains of pathogens such as influenza. The Company’s electroporation DNA delivery technology uses brief, controlled electrical pulses to increase cellular DNA vaccine uptake. Initial human data has shown this method can safely and significantly increase gene expression and immune responses. The Company’s clinical programs include human papillomavirus (“HPV”)/cervical cancer (therapeutic), avian influenza (preventative), hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”) vaccines. The Company is advancing preclinical research for a universal seasonal/pandemic influenza vaccine and other product candidates. The Company’s partners and collaborators include University of Pennsylvania, Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, NIAID (NIH), MVI (PATH), Merck, ChronTech, University of Southampton, and HIV Vaccines Trial Network (“HVTN”).

On May 14, 2010, the Company amended its Certificate of Incorporation to change its name from “Inovio Biomedical Corporation” to “Inovio Pharmaceuticals, Inc.”

2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying interim condensed consolidated balance sheet as of September 30, 2010, interim condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, and the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2010 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 26, 2010. The Company has evaluated subsequent events after the balance sheet date of September 30, 2010 through the date it filed these unaudited interim condensed consolidated financial statements with the SEC.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company incurred a net loss attributable to Inovio of $1.4 million and $11.3 million, respectively, for the three and nine months ended September 30, 2010. The Company had working capital of $19.0 million and an accumulated deficit of $188.5 million as of September 30, 2010. The Company’s ability to continue its operations as a going concern is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. On July 31, 2009, Inovio closed a $30.0 million offering of its shares of common stock and warrants to purchase shares of common stock. The Company received net proceeds from the transaction of approximately $28.4 million, after deducting offering expenses. The Company expects to continue to rely on outside sources of financing to meet its capital needs, and the Company may never achieve positive cash flow. These unaudited interim condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business. The Company’s unaudited interim condensed consolidated financial statements as of and for the period ended September 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. VGX Pharmaceuticals Business Acquisition

On June 1, 2009 (the “Acquisition Date”) the Company completed the acquisition of VGX Pharmaceuticals, Inc. (“VGX”), a privately-held company, pursuant to the terms of an Amended and Restated Agreement and Plan of Merger dated December 5, 2008, as further amended on September 30, 2009 (the “Merger Agreement”) by and among Inovio, Inovio’s wholly-owned subsidiary Inovio Acquisition, LLC and VGX (the “Merger”).

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

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Three Month Period Ended September 30, 2010	Three Month Period Ended September 30, 2009	Nine Month Period Ended September 30, 2010	Nine Month Period Ended September 30, 2009
Revenue	$1,276,543	$3,646,461	$3,784,791	$8,569,451
Net loss attributable to Inovio common stockholders	$(1,410,148)	$(2,948,186)	$(11,320,272)	$(22,489,314)
Net loss per common share	$(0.01)	$(0.03)	$(0.11)	$(0.25)

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Principles of Consolidation

These unaudited interim condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its domestic and foreign subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

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

Reorganization

In April 2009, the Company’s Board of Directors implemented a reduction in force which impacted our Norwegian operations. In connection with this decision, operations previously performed in Norway ceased as of July 31, 2009, and are continuing in the United States. As of September 30, 2010, both of our wholly-owned Norwegian subsidiaries, Inovio AS and Inovio Tec AS, have been dissolved.

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

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010:

	Fair Value Measurements at September 30, 2010
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Unobservable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:

Money market funds	$8,156,738	$8,156,738	$—	$—
Certificates of deposit	4,109,934	—	4,109,934	—
Investment in affiliated entity	12,651,529	12,651,529	—	—

Total Assets	$24,918,201	$20,808,267	$4,109,934	$—

Liabilities:

Common stock warrants	$510,055	$—	$—	$510,055

Total Liabilities	$510,055	$—	$—	$510,055

Level 1 assets include money market funds held by the Company which are valued at quoted market prices, as well as the Company’s investment in VGX Int’l, for which the fair value is based on the market value of 8,075,775 common shares on September 30, 2010 listed on the Korean Stock Exchange.

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Level 2 assets include certificates of deposit held by the Company with maturities that range from 9 to 12 months. The Company determines fair value through broker quotations with reasonable levels of price transparency. Our certificates of deposit have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data.

There are no Level 3 assets as of September 30, 2010. Level 3 liabilities held as of September 30, 2010 consist of common stock warrant liabilities associated with warrants to purchase the Company’s common stock issued in October 2006, August 2007 and July 2009. If unexercised, the warrants will expire at various dates between October 2011 and July 2014.

Historically the Company held Level 3 assets consisting of municipal debt obligations known as auction rate securities (“ARS”). In December 2008, the Company, via its wholly-owned subsidiary Genetronics, Inc. (“Genetronics”), which held the ARS, accepted an offer of ARS Rights from UBS. The ARS Rights permitted the Company to require UBS to purchase the Company’s ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. On July 1, 2010, the Company exercised these ARS Rights and the ARS were sold at the par value.

There have been no transfers of assets or liabilities between the fair value measurement classifications.

The following table presents a summary of changes in fair value of the Company’s total Level 3 financial assets for the nine months ended September 30, 2010:

Auction Rate Securities
Balance at January 1, 2010	$13,542,686
Sale of auction rate securities	(13,550,000)
Change in value of auction rate securities	3,152,470
Change in value of auction rate security rights	(3,145,156)

Balance at September 30, 2010	$—

Realized gain included in other income, net	$7,314

As of September 30, 2010, the Company recorded a $510,000 common stock warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. As a result of these calculations, the Company recorded a net gain of $539,000 and $2.3 million for the three and nine months ended September 30, 2010. The net gain is reflected in the Company’s unaudited interim condensed consolidated statement of operations as a component of other income, net.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the nine months ended September 30, 2010:

Common Stock Warrants
Balance at January 1, 2010	$2,774,850
Fair value gain included in other income, net	(2,264,795)

Balance at September 30, 2010	$510,055

6. Line of Credit

On August 26, 2008, the Company received notice from UBS Bank USA (“UBS”) that the Company’s application had been approved for a $5.0 million uncommitted demand revolving line of credit (“Line of Credit”) secured by ARS held by the Company in an account with UBS Financial Services, Inc. (the “Collateral Account”), to provide additional working capital. On December 19, 2008, the Company amended its existing loan agreement with UBS Bank USA, increasing the existing credit line up to $12.1 million, with the ARS pledged as collateral. The Company fully drew down on the line of credit on December 23, 2008. Advances under the Line of Credit accrued interest at LIBOR plus 1.00% (the “Spread Over LIBOR”). The loan was treated as a “no net cost loan”, as it accrued interest at a rate equal to the average rate of interest paid to the Company on the pledged ARS, and the net interest cost to the Company was zero. During the nine months ended September 30, 2010, the Company sold all of the ARS held at par value and the line of credit was paid off in full.

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Goodwill and Intangible Assets

In accordance with the guidance regarding goodwill and other intangible assets, the Company’s goodwill is not amortized, but is subject to an annual impairment test which is performed by the Company as of November each year or sooner if indicators of impairment exist. The following sets forth the intangible assets by major asset class:

	Useful Life (Yrs)	September 30, 2010			December 31, 2009
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill(a)		$10,113,371	$—	$10,113,371	$10,113,371	$—	$10,113,371
Amortizing:
Patents	8 - 17	5,802,528	(4,050,806)	1,751,722	5,802,528	(3,727,747)	2,074,781
Licenses	8 - 17	1,323,761	(982,187)	341,574	1,198,781	(965,907)	232,874
CELLECTRA®(b)	5 - 11	8,106,270	(1,612,738)	6,493,532	8,106,270	(705,573)	7,400,697
GHRH(b)	11	335,314	(42,245)	293,069	335,314	(18,482)	316,832
Other(c)	18	4,050,000	(1,275,000)	2,775,000	4,050,000	(1,106,250)	2,943,750

Total intangible assets		19,617,873	(7,962,976)	11,654,897	19,492,893	(6,523,959)	12,968,934

Total goodwill and intangible assets		$29,731,244	$(7,962,976)	$21,768,268	$29,606,264	$(6,523,959)	$23,082,305

(a)	Goodwill was recorded from the Inovio AS acquisition in January 2005 and from the acquisition of VGX in June 2009 for $3.9 million and $6.2 million, respectively.
(b)	CELLECTRA® and GHRH are developed technologies which were recorded from the acquisition of VGX.
(c)	Other intangible assets represent the fair value of acquired contracts and intellectual property from the Inovio AS acquisition.

Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2010 was $479,000 and $1.4 million respectively. Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2009 was $489,000 and $955,000, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $475,000 for the remainder of fiscal year 2010, $1.9 million for 2011, $1.8 million for 2012, $1.8 million for 2013, and $943,000 for 2014.

8. Stockholders’ Equity

The following is a summary of the Company’s authorized and issued common and preferred stock as of September 30, 2010 and December 31, 2009:

	Authorized	Issued	Outstanding as of
			September 30, 2010	December 31, 2009
Common Stock, par $0.001	300,000,000	103,466,542	103,466,542	102,746,058
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	26	26
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	—	—

Preferred Stock

The following is a summary of changes in the number of outstanding shares of the Company’s Series C preferred stock for the three months ended September 30, 2010 and 2009:

Series C
Shares Outstanding as of July 1, 2010	26

Shares Outstanding as of September 30, 2010	26

Shares Outstanding as of July 1, 2009	71
Preferred Shares converted	(45)

Shares Outstanding as of September 30, 2009	26

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of changes in the number of outstanding shares of the Company’s Series C preferred stock for the nine months ended September 30, 2010 and 2009:

Series C
Shares Outstanding as of January 1, 2010	26

Shares Outstanding as of September 30, 2010	26

Shares Outstanding as of January 1, 2009	71
Preferred Shares converted	(45)

Shares Outstanding as of September 30, 2009	26

During the three and nine months ended September 30, 2009, 45 shares of the Company’s Series C preferred stock were converted into 66,176 shares of the Company’s common stock.

Common Stock

In August 2010, the Company entered into an At-The-Market Equity Distribution Agreement (the “Agreement”) with an outside placement agent (the “Placement Agent”), under which the Company may, from time to time, offer and sell its common stock having aggregate sales proceeds of up to $25.0 million through or to the Placement Agent, for resale. Sales of the Company’s common stock through the Placement Agent, if any, will be made by means of ordinary brokers’ transactions on the NYSE Amex or otherwise at market prices prevailing at the time of sale or as otherwise agreed upon by the Company and the Placement Agent. The Placement Agent will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company. The Company will pay the Placement Agent a commission, or allow a discount, as the case may be, in each case equal to 3.0% of the gross sales proceeds of any common stock sold through the Placement Agent under the Agreement. The Company has agreed to reimburse the Placement Agent for certain expenses incurred by them in connection with the transactions contemplated by the Agreement, up to an aggregate of $30,000, plus up to an additional $5,000 per calendar quarter related to ongoing maintenance, due diligence expenses and other expenses associated therewith.

As of September 30, 2010, the Company has sold a total of 506,800 shares of common stock under the Agreement. The sales were made at a weighted average price of $1.12 per share with net proceeds to the Company of $549,000, after deducting commissions and other fees.

In July 2009, the Company entered into a securities purchase agreement with certain institutional investors relating to the sale and issuance of (a) 11,111,110 shares of common stock and (b) warrants to purchase a total of 2,777,776 shares of common stock with an exercise price of $3.50 per share, for an aggregate purchase price of approximately $30 million. The warrants issued expired in August 2010, unexercised. The shares of common stock and warrants were sold in units, consisting of one share of common stock and a warrant to purchase 0.25 of a share of common stock, at a purchase price of $2.70 per unit. The Company received net proceeds from the transaction of approximately $28.4 million, after deducting offering expenses.

Upon the closing of the Merger in June 2009, an aggregate of 41,492,757 shares of the Company’s common stock were issued to the former stockholders of VGX, and an additional 18,794,187 shares of the Company’s common stock were reserved for issuance upon exercise of the assumed options and warrants and conversion of the principal of and maximum interest payable on the VGX convertible debt. In August 2009, the VGX convertible debt was automatically converted into 4,600,681 shares of the Company’s common stock. VGX warrants assumed were ten-year warrants to purchase an aggregate of 4,923,406 shares of the Company’s common stock with an exercise price ranging from $0.26 to $1.28 per share, expiring on various dates from March 25, 2013 through April 28, 2016. As of September 30, 2010, none of these warrants have been exercised.

In August 2007, the Company entered into an agreement with an outside consulting advisor pursuant to which the Company issued 230,000 registered shares of common stock and registered warrants to purchase 150,000 shares of common stock, as payment of a non-refundable retainer in connection with the engagement of its services. The warrants issued have an exercise price of $3.00 per share, and are exercisable through August 6, 2012. As of September 30, 2010, none of these warrants have been exercised.

In January 2007, the Company exchanged 2,201,644 restricted shares of common stock and warrants to purchase up to 770,573 restricted shares of common stock for 2,201,644 ordinary shares of its Singapore subsidiary Inovio Asia Pte. Ltd. (IAPL), pursuant to the terms of the Securities Purchase and Exchange Agreement under which the ordinary shares were originally issued by IAPL in October 2006 for $5.3 million. The warrants issued have an exercise price of $2.87 per share and are exercisable through October 13, 2011. As of September 30, 2010, none of these warrants have been exercised.

The Company accounts for registered common stock warrants issued in October 2006, August 2007 and July 2009 under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. The Company classifies registered warrants on the accompanying consolidated balance sheet as a current liability which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The Company develops its estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. The Company uses the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the interim condensed consolidated statement of operations as “Other income, net.”

Warrants

In addition to warrants granted as discussed above, the Company has issued the following additional warrants.

In connection with the July 2009 financing, the Company issued to a placement agent five-year warrants to purchase an aggregate of 333,333 shares of the Company’s common stock with an exercise price of $3.38 per share, exercisable through July 1, 2014. As of September 30, 2010, none of these warrants have been exercised.

Participants in the Company’s October 2006 registered offering with foreign investors received five-year warrants to purchase an aggregate of 1,593,821 shares of our common stock with an exercise price of $2.87 per share, exercisable through October 13, 2011. As of September 30, 2010, none of these warrants have been exercised.

Participants in the Company’s December 2005 private placement were issued five-year warrants to purchase an aggregate of 3,462,451 shares of the Company’s common stock with an exercise price of $2.93 per share, exercisable through December 30, 2010. As of September 30, 2010, none of these warrants have been exercised.

In September 2010, warrants to purchase 75,000 shares of our common stock, issued in connection with a license agreement with the University of South Florida Research Foundation, Inc. (USF), expired.

Stock Options

The Company has one active stock and cash-based incentive plan, the Amended and Restated 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees. The plan was adopted on September 30, 2007, approved by the stockholders on May 4, 2007, approved by the stockholders as amended on May 2, 2008, and approved by the stockholders as amended and restated on August 25, 2009 and May 14, 2010. The Incentive Plan reserves 5,750,000 shares of common stock for issuance as or upon exercise of incentive awards granted and to be granted at future dates. At September 30, 2010, the Company had 2,138,853 shares of common stock available for future grant under the plan, and 240,000 shares of vested restricted stock and options to purchase 3,055,934 shares of common stock outstanding under the plan. The awards granted and available for future grant under the Incentive Plan generally have a term of ten years and generally vest over a period of three years. The Incentive Plan terminates by its terms on September 30, 2017.

The Incentive Plan supersedes all of the Company’s previous stock option plans, which includes the Amended 2000 Stock Option Plan, under which the Company had options to purchase 1,846,433 shares of common stock outstanding at September 30, 2010. The terms and conditions of the options outstanding under these plans remain unchanged.

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

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The assumptions used to estimate the fair value of stock options granted for the three and nine month periods ended September 30, 2010 and 2009 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	1.09%-1.37%	1.88%	1.09%-2.65%	1.37%-2.64%
Expected volatility	134%	132%	134%	68%-132%
Expected life in years	4	4	4	4-5
Dividend yield	—	—	—	—
Forfeiture rate	13%	14%	13%	14%-18%

Total compensation cost for the Company’s stock plans that has been recognized in the interim condensed consolidated statement of operations for the three and nine months ended September 30, 2010 was $266,000 and $727,000, respectively, of which $75,000 and $226,000 was included in research and development expenses and $191,000 and $501,000 was included in general and administrative expenses, respectively.

Total compensation cost for the Company’s stock plans that has been recognized in the interim condensed consolidated statement of operations for the three and nine months ended September 30, 2009 was $749,000 and $1.6 million, respectively, of which $389,000 and $541,000 was included in research and development expenses and $360,000 and $1.1 million was included in general and administrative expenses, respectively.

As of September 30, 2010, there was $1.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for Inovio stock options, which is expected to be recognized over a weighted-average period of 1.9 years. In addition, $15,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements from VGX employee stock options assumed in the Merger is expected to be recognized over a weighted-average period of 10 months. All compensation expense related to Inovio stock options granted prior to the Merger was fully vested upon the Merger.

As of September 30, 2009, there was $1.4 million of total unrecognized compensation cost related to non-vested stock based compensation arrangements for Inovio stock options, which is expected to be recognized over a weighted average period of three years, as well as $770,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements from VGX employee stock options assumed in the Merger, which is expected to be recognized over a weighted-average period of 1.6 years. All compensation expense related to Inovio stock options granted prior to the Merger was fully vested upon the Merger.

The weighted average grant date fair value per share was $0.83 and $0.93 for employee and director stock options granted during the three and nine months ended September 30, 2010, respectively and $1.27 and $1.25 for employee stock options granted during the three and nine months ended September 30, 2009, respectively, excluding VGX stock options assumed pursuant to the merger.

There was no restricted stock granted during the three and nine months ended September 30, 2010 or 2009.

At September 30, 2010 and 2009, there was no unrecognized compensation cost related to non-vested restricted stock as all restricted stock became vested upon the Merger.

The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three and nine months ended September 30, 2010 was $106,000 and $247,000, respectively. Total stock-based compensation for options granted to non-employees for the three and nine months ended September 30, 2009 was $185,000 and $221,000, respectively.

VGX AH, a majority owned subsidiary of VGX, has adopted a 2007 equity incentive plan for the issuance of options to employees and consultants. There were no options granted under this plan during the three and nine months ended September 30, 2010 or 2009.

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Comprehensive Loss

Comprehensive loss for the three and nine months ended September 30, 2010 and September 30, 2009 includes net loss and foreign currency translation adjustments. A summary of the Company’s comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Comprehensive loss:
Net loss	$(1,414,733)	$(2,961,883)	$(11,329,317)	$(17,083,044)
Foreign currency translation adjustments	7,519	41,990	10,860	80,762

Comprehensive loss	$(1,407,214)	$(2,919,893)	$(11,318,457)	$(17,002,282)

12. Supplemental Disclosures of Cash Flow Information

	Nine months Ended September 30,
	2010	2009
Supplemental schedule of financing activities:
Interest paid	$61,152	$123,673
Supplemental schedule of non-cash activity:
Issuance of common stock and stock options and warrants assumed in connection with acquisition of VGX Pharmaceuticals, Inc.	$—	$31,293,226
Conversions of preferred stock to common stock	$—	$66
Conversion of long-term debt and accrued interest to common stock	$—	$4,830,715

13. Related-Party Transactions

The Company conducts the following transactions with its affiliated entity, VGX Int’l.

For the three and nine months ended September 30, 2010, the Company recognized revenue from VGX Int’l of $162,000 and $287,000, respectively, which consisted of licensing fees, device lease and other fees. Operating expenses related to VGX Int’l for the three and nine months ended September 30, 2010 includes $519,000 and $1.3 million related to manufacturing and engineering services. At September 30, 2010 the Company recorded an accounts receivable balance of $37,000 from VGX Int’l and its subsidiaries.

For the three and nine months ended September 30, 2010, the Company received sublease income from VGX Int’l of $61,000 and $171,000 for the facility in The Woodlands, TX, which offset the Company’s lease expense.

On March 24, 2010, the Company entered into a Collaboration and License Agreement (the “Agreement”) with VGX Int’l. Under the Agreement, the Company granted VGX Int’l an exclusive license to Inovio’s SynCon™ universal influenza vaccine delivered with electroporation to be developed in certain countries in Asia (the “Product”). As consideration for the license granted to VGX Int’l, the Company received payment of $3.0 million, and will receive research support, annual license maintenance fees and royalties on net product sales. The $3.0 million has been recorded as deferred revenue from affiliated entity, and will be recognized as revenue over the 8 year expected period of the Company’s performance obligation. In addition, contingent upon achievement of clinical and regulatory milestones, the Company will receive development payments over the term of the Agreement. The Agreement also provides Inovio with exclusive rights to supply devices for clinical and commercial purposes (including single use components) to VGX Int’l for use in the Product. The term of the Agreement commenced upon execution and will extend on a country by country basis until the last to expire of all Royalty Periods for the territory (as such term is defined in the Agreement) for any Product in that country, unless the Agreement is terminated earlier in accordance with its provisions as a result of breach, by mutual agreement, or by VGX Int’l’s right to terminate without cause upon prior written notice.

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of September 30, 2010, Bryan Kim, the Company’s vice president of Asian operations and Young Park, a consultant to the Company, currently constitute two of the four members of VGX Int’l’s board of directors and receive customary compensation from VGX Int’l for their service in such capacity. Bryan Kim currently serves as the president and chief executive officer of VGX Int’l. In September 2010, Young Park terminated his employment with the Company as general counsel and now serves as a consultant.

In August 2010, Dr. J. Joseph Kim, the Company’s CEO, resigned from his position on the VGX Int’l board of directors. Dr. Kim previously served as chief executive officer of VGX Int’l prior to the Company’s acquisition of VGX Pharmaceuticals, Inc. in June 2009.

14. Subsequent Events

On October 29, 2010 the Company received notice that it had received a $733,438 grant under The Patient Protection and Affordable Care Act of 2010 (PPACA). The grant was related to three of the Company’s projects, including the Phase II clinical trial of VGX-3100, a therapeutic vaccine for cervical dysplasia and cancer as well as development projects for SYNCON™ universal flu and dengue vaccines. The PPACA provides small and mid-sized biotech, pharmaceutical and medical device companies with up to a 50% tax credit for investments in qualified therapeutic discoveries for tax years 2009 and 2010, or a grant for the same amount tax-free.

Between October 1, 2010 and November 11, 2010, the Company sold an additional 717,315 shares of common stock under its At-The-Market Equity Distribution Agreement for net proceeds of $878,000, after deducting commissions and other fees.

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

General

Inovio Pharmaceuticals, Inc. (the “Company”, or “Inovio”, “we”, “us” or “our”) is engaged in the discovery, development, and delivery of a new generation of vaccines, called DNA vaccines, focused on cancers and infectious diseases. Our SynCon™ technology enables the design of “universal” DNA-based vaccines capable of providing cross-protection against new, unmatched strains of pathogens such as influenza. Our electroporation DNA delivery technology uses brief, controlled electrical pulses to increase cellular DNA vaccine uptake. Initial human data has shown this method can safely and significantly increase gene expression and immune responses. Our clinical programs include human papillomavirus (“HPV”)/cervical cancer (therapeutic), avian influenza (preventative), hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”) vaccines. We are advancing preclinical research for a universal seasonal/pandemic influenza vaccine as well as other products. Our partners and collaborators include University of Pennsylvania, National Microbiology Laboratory of the Public Health Agency of Canada, MVI (PATH), NIAID (NIH), Merck, ChronTech, University of Southampton, and HIV Vaccines Trial Network (“HVTN”).

All of our potential human products are in research and development phases. No revenues have been generated from the sale of any such products, nor are any such revenues expected for at least the next several years. We earn revenue from license fees and milestone revenue, collaborative research and development agreements, grants and government contracts. Our product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All product candidates that we advance to clinical testing will require regulatory approval prior to commercial use, and will require significant costs for commercialization. We may not be successful in its research and development efforts, and we may never generate sufficient product revenue to be profitable.

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

On May 14, 2010, we amended our Certificate of Incorporation to change our name from “Inovio Biomedical Corporation” to “Inovio Pharmaceuticals, Inc.”

Recent Developments

On March 24, 2010, we entered into a Collaboration and License Agreement (the “Agreement”) with VGX International (“VGX Int’l”). Under the Agreement, we granted VGX Int’l an exclusive license to Inovio’s SynCon™ universal influenza vaccine delivered with electroporation to be developed in certain countries in Asia (the “Product”).

As consideration for the license granted to VGX Int’l, we have received payment of $3.0 million as a research and development initiation fee, and will receive research support, annual license maintenance fees and royalties on net product sales. In addition, contingent upon achievement of clinical and regulatory milestones, we will receive development payments over the term of the Agreement. The Agreement also provides Inovio with exclusive rights to supply devices for clinical and commercial purposes (including single use components) to VGX Int’l for use in the Product.

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

As of September 30, 2010, we had an accumulated deficit of $188.5 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

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

Historically we have recorded patents at cost and amortized these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent cost consists of the consideration paid for patents and related legal costs. Effective June 1, 2009, in connection with our acquisition of VGX, all new patent costs will be expensed as incurred. Patent cost currently capitalized will continue to be amortized over the expected life of the patent. The effect of this change was immaterial to prior periods. License costs are recorded based on the fair value of consideration paid and amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement. As of September 30, 2010, our intangible assets resulting from the acquisition of VGX and Inovio AS, and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $11.7 million.

The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, we reduce the carrying value of the intangible asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from our intangible assets will exceed the intangible assets’ carrying value, and accordingly, we have not recognized any impairment losses through September 30, 2010.

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

Registered Common Stock Warrants. We account for registered common stock warrants pursuant to the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. We classify registered warrants on the consolidated balance sheet as a current liability which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. We develop our estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the interim condensed consolidated statement of operations as “Other income, net.”

Pending Adoption of Recent Accounting Pronouncements

We describe below recent pronouncements that may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or related disclosures.

Accounting Standards Update 2009-13—In September 2009, the Financial Accounting Standards Board (“FASB”) ratified the final consensus reached by the Emerging Issues Task Force (“EITF”) that revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance will be effective for our fiscal year beginning January 1, 2011 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified agreements. We are currently evaluating the effects, if any, the adoption of the guidance will have on our interim condensed consolidated financial statements.

Accounting Standards Update 2010-17—In April 2010, the FASB ratified the final consensus that offers an alternative method of revenue recognition for milestone payments. The guidance states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted, provided that the revised guidance is applied retrospectively to the beginning of the year of adoption. The guidance may be applied retrospectively or prospectively for milestones achieved after the adoption date. We are currently evaluating the effects, if any, the adoption of this guidance will have on our interim condensed consolidated financial statements.

Results of Operations

Revenues. We had total revenue of $1.3 million and $3.8 million for the three and nine months ended September 30, 2010, respectively, as compared to $3.6 million and $6.5 million for the three and nine months ended September 30, 2009, respectively. Revenue primarily consists of license fees, milestone revenue and grants and government contracts.

Revenue from license fees and milestone revenue was $133,000 and $381,000 for the three and nine months ended September 30, 2010, respectively, as compared to $2.1 million and $4.6 million for the three and nine months ended September 30, 2009, respectively. The decrease in revenue under license fees and milestone revenue for the three and nine month periods ended September 30, 2010, as compared to the comparable periods in 2009, was mainly due to no revenues recognized in 2010 under the Wyeth collaboration and licensing agreement as a result of the cancellation of the agreement in July 2009.

During the three and nine months ended September 30, 2010, we recorded no revenue under collaborative research and development arrangements as compared to $33,000 and $120,000 for the three and nine months ended September 30, 2009. This decrease in revenue was primarily due to no revenues recognized under our research and collaboration agreement with Merck, as we have provided the majority of the required device development for use in their clinical trials. We believe that development activities will be limited until trial results are obtained.

During the three and nine months ended September 30, 2010, we recorded grant and miscellaneous revenue of $1.1 million and $3.4 million, respectively, as compared to $1.5 million and $1.8 million for the three and nine months ended September 30, 2009, respectively. The decrease in grant and miscellaneous revenue for the three months ended September 30, 2010, as compared to the comparable period in 2009, was primarily due to lower revenues recognized from our contract with the National Institute of Allergy and Infectious Diseases (“NIAID”) of $895,000 for the three months ended September 30, 2010 as compared to $1.3 million for the same period in 2009, among other small differences. The increase in grant and miscellaneous revenue for the nine months ended September 30, 2010, as compared to the comparable period in 2009, was primarily due to higher revenues recognized from our contract with the NIAID of $2.7 million for the nine months ended September 30, 2010 as compared to $1.4 million for the same period in 2009. The NIAID contract, which was modified in September 2010, has an initial term of five years with two one-year options (period of performance is September 30, 2008—September 29, 2015 including the two options). The current value of the contract for the five years is $24.6 million with option years six and seven valued at $1.3 million and $1.0 million, respectively, for a total potential value of $26.9 million, and will fund research and development for HIV DNA-based vaccines delivered via our proprietary electroporation system. The increase is also attributed to revenues recognized under our PATH Malaria Vaccine Initiative (“MVI”) contract and from the Department of Defense (“U.S. Army”) grant. PATH is an international nonprofit organization funded by private donors. We have a research program and agreement with the PATH MVI to evaluate in a preclinical feasibility study our SynCon™ DNA vaccine development platform to target antigens from Plasmodium species and deliver them intradermally using the CELLECTRA® electroporation device. The agreement with MVI was for $685,000 and was completed in February 2010. The U.S. Army grant had a total value of $933,000 and was completed in May 2010. This project funded research and development of DNA-based vaccines delivered via our proprietary electroporation system and focused on identifying DNA vaccine candidates with the potential to provide rapid, robust immunity to protect against bio-warfare and bioterror attacks.

Research and Development Expenses. Research and development expenses for the three and nine months ended September 30, 2010, were $3.0 million and $8.8 million, respectively, as compared to $3.4 million and $5.6 million for the three and nine months ended September 30, 2009, respectively. The decrease in research and development expenses for the three months ended September 30, 2010, as compared to the comparable period in 2009, was primarily due to lower costs related to work performed for the NIAID, lower costs related to our subsidiary VGX Animal Health as well as lower severance expenses, offset by higher costs related to other clinical and research and development projects. The increase in research and development expenses for the nine months ended September 30, 2010, as compared to the comparable period in 2009, was primarily due to higher costs related to work performed for the NIAID and MVI contracts, higher outside services and contract labor expenses related to research and development projects, higher outside engineering professional services related to CELLECTRA® development, higher clinical trial costs and higher personnel costs due to greater employee headcount on average throughout the quarter. The increase was partially offset by a decrease in research and development expenses incurred by Inovio AS and Inovio Tec as these entities ceased operations in late 2009.

General and Administrative Expenses. General and administrative expenses, which include business development expenses and the amortization of intangible assets, for the three and nine months ended September 30, 2010, were $2.9 million and $9.0 million, respectively, as compared to $3.8 million and $11.1 million for the three and nine months ended September 30, 2009, respectively. The decrease in general and administrative expenses for the three and nine months ended September 30, 2010, as compared to the comparable periods in 2009 was primarily due to a decrease in legal and other expenses associated with the Merger and other corporate matters. The decrease was partially offset by higher amortization expense as a result of the intangible assets that were acquired from VGX and higher personnel costs due to greater employee headcount on average throughout the quarter.

Stock-based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee’s requisite service period. Total compensation cost for our stock plans for the three and nine months ended September 30, 2010 was $266,000 and $727,000 respectively. From these amounts, $75,000 and $226,000 were included in research and development expenses and $191,000 and $501,000 were included in general and administrative expenses, for the three and nine months ended September 30, 2010, respectively. Total compensation cost for our stock plans for the three and nine months ended September 30, 2009 was $749,000 and $1.6 million, respectively. From these amounts, $389,000 and $541,000 were included in research and development expenses and $360,000 and $1.1 million were included in general and administrative expenses, for the three and nine months ended September 30, 2009, respectively. The decrease in stock-based compensation cost for the three and nine months ended September 30, 2010, as compared to the comparable periods in 2009, was primarily due to higher expense in 2009 related to the accelerated vesting of Inovio employee stock options as a result of the Merger as well as a greater number of stock options granted to employees during the three months ended September 30, 2009 when compared to 2010.

Interest Income (Expense), net. Interest income, net, for the three and nine months ended September 30, 2010 was $15,000 and $63,000 respectively, as compared to ($27,000) and ($23,000) for the three and nine month ended September 30, 2009, respectively. The increase in interest income, net, for the three and nine months ended September 30, 2010, as compared to 2009, was primarily due to a higher cash and investments balance, as well as lower interest expense related to the long-term convertible debt obtained in connection with the Merger which was converted to common stock in August 2009.

Other Income, net. We recorded other income, net, for the three and nine months ended September 30, 2010 of $523,000 and $2.2 million respectively, as compared to ($2.9 million) and ($3.1 million) for the three and nine months ended September 30, 2009, respectively. The increase in other income, net, is primarily due to the revaluation of registered common stock warrants issued by us in October 2006, August 2007 and July 2009. We are required to revalue the warrants at each balance sheet date to fair value. If unexercised, the warrants will expire at various dates between October 2011 and July 2014.

Gain (Loss) from investment in affiliated entity. Gain (loss) is a result of the change in the fair market value of the investment in VGX Int’l as of September 30, 2010.

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

Working Capital and Liquidity

As of September 30, 2010, we had working capital of $19.0 million, as compared to $25.2 million as of December 31, 2009. The decrease in working capital during the nine months ended September 30, 2010 was primarily due to expenditures related to our research and development activities, as well as various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development. These expenditures were offset by the $3.0 million received from VGX Int’l in connection with the March 2010 Collaboration and License Agreement, as well as a decrease in the valuation of registered common stock warrants and decrease in the accounts payable and accrued expenses. Based on management’s projections and analysis, we believe that our cash and cash equivalents are sufficient to meet our planned working capital requirements through the end of first quarter 2012.

Net cash used in operating activities was $8.6 million and $11.7 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in net cash used in operating activities for the nine months ended September 30, 2010, compared with the prior year period, was primarily the result of the $3.0 million received from VGX Int’l in connection with the March 2010 Collaboration and License Agreement as well as a decrease in legal and other expenses paid associated with the Merger and other corporate matters.

Prior to July 1, 2010 we held ARS, which were municipal debt obligations with an underlying long-term maturity. Due to conditions in the global credit markets these securities were not liquid as of December 31, 2009. In December 2008, we, via our wholly-owned subsidiary Genetronics, which held the ARS, accepted an offer of ARS Rights from UBS which permitted us to require UBS to purchase our ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. On July 1, 2010, we exercised the ARS Rights, and we sold the remaining ARS at par value.

In conjunction with the acceptance of the ARS Rights, we also amended our existing loan agreement with UBS Bank USA, increasing the existing credit line up to $12.1 million, with the ARS pledged as collateral. We fully drew down on the line of credit in December 2008. On July 1, 2010, upon exercise of our ARS Rights, the line of credit was paid in full.

We initiated an At-The-Market Equity Distribution Agreement in August 2010 and raised $549,000 net of expenses, as of September 30, 2010. We have the ability to raise up to $25.0 million through this program and anticipates continuing to use it in the relatively near-term to provide additional working capital.

As of September 30, 2010, we had an accumulated deficit of $188.5 million. We have operated at a loss since 1994, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then even more funding will be required to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond the first quarter of 2012. As of September 30, 2010 we have on file an effective shelf registration statement that allows us to raise up to an additional $44.0 million from the sale of common stock, preferred stock, debt securities and/or warrants.

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

Fair Value measurements

We hold common stock warrants which are accounted for pursuant to the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. We classify registered warrants on the consolidated balance sheet as a current liability which is revalued at each balance sheet date subsequent to the initial issuance.

As of September 30, 2010, we no longer hold trading securities. Previously, we classified all of our investment securities consisting of ARS issued primarily by municipalities as trading securities and reported them on the consolidated balance sheet at market value.

In December 2008, we, via our wholly-owned subsidiary Genetronics, which held the ARS, accepted an offer of ARS Rights from our investment advisor, UBS Financial Services, Inc., a subsidiary of UBS AG, or UBS. The ARS Rights permitted us to require UBS to purchase our ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. On July 1, 2010 we exercised the ARS Rights, and we sold the remaining ARS held by us at par value.

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

Certain transactions related to us and our subsidiary Inovio Asia Pte. Ltd. (“IAPL”), are denominated primarily in foreign currencies, including Euros, British Pounds, Canadian Dollars, and Singapore Dollars. Our equity investment in VGX Int’l is denominated in South Korean Won. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets where we conduct business, including the impact of the existing crisis in the global financial markets in such countries and the impact on both the U.S. dollar and the noted foreign currencies.

We do not use derivative financial instruments for speculative purposes. We do not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. Currently, we do not expect the impact of fluctuations in the relative fair value of other currencies to be material in 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosures.

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

You should carefully consider and evaluate each of the following factors as well as the other information in this quarterly report on Form 10-Q, including our financial statements and the related notes, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also consider the more detailed description of our business contained in our annual report on Form 10-K for the year ended December 31, 2009, which we filed with the SEC on March 26, 2010.

Risks Related to Our Business and Industry

We have incurred losses since inception, expect to incur significant net losses in the foreseeable future and may never become profitable.

We have experienced significant operating losses to date; as of September 30, 2010 our accumulated deficit was approximately $188.5 million. We have generated limited revenues, primarily consisting of license and grant revenue, and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based DNA vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.

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

Conducting the costly and time consuming research, pre-clinical and clinical testing necessary to obtain regulatory approvals and bring our vaccine delivery technology and product candidates to market will require a commitment of substantial funds in excess of our current capital. Our future capital requirements will depend on many factors, including, among others:

•	the progress of our current and new product development programs;

•	the progress, scope and results of our pre-clinical and clinical testing;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of manufacturing our products and product candidates;

•	the cost of prosecuting, enforcing and defending against patent infringement claims and other intellectual property rights;

•	competing technological and market developments; and

•	our ability and costs to establish and maintain collaborative and other arrangements with third parties to assist in potentially bringing our products to market.

Additional financing may not be available on acceptable terms, or at all. Domestic and international capital markets have been experiencing heightened volatility and turmoil, making it more difficult to raise capital through the issuance of equity securities. Furthermore, as a result of the recent volatility in the capital markets, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases cease to provide, funding to borrowers. To the extent we are able to raise additional capital through the sale of equity securities or we issue securities in connection with another transaction, the ownership position of existing stockholders could be substantially diluted. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets. Fluctuating interest rates could also increase the costs of any debt financing we may obtain. Raising capital through a licensing or other transaction involving our intellectual property could require us to relinquish valuable intellectual property rights and thereby sacrifice long-term value for short-term liquidity.

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

We currently derive, and in the past we have derived, a significant portion of our revenue from a limited number of licensing partners and government grants and contracts. For example, during the nine months ended September 30, 2010, the National Institute of Allergy and Infectious Diseases (NIAID), the PATH Malaria Vaccine Initiative (MVI) and the Department of Defense (US Army grant) accounted for approximately 71%, 6% and 10% of our consolidated revenue, respectively. If we fail to sign additional future contracts with major licensing partners and the government, if a contract is delayed or deferred, or if an existing contract expires or is cancelled and we fail to replace the contract with new business, our revenue would be adversely affected.

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

Government agencies may fail to perform their responsibilities under these agreements, which may cause them to be terminated by the government agencies. In addition, we may fail to perform our responsibilities under these agreements. Many of our government agreements are subject to audits, which may occur several years after the period to which the audit relates. If an audit identifies significant unallowable costs, we could incur a material charge to our earnings or reduction in our cash position. As a result, we may be unsuccessful entering, or ineligible to enter, into future government agreements.

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

•

slower than expected recruitment and enrollment of patients to participate in clinical trials for a variety of reasons, including competition from other clinical trial programs for similar indications;

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

We currently do not have a sales organization for the marketing, sales and distribution of our electroporation equipment and product candidates. In order to commercialize any products, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We contemplate establishing our own sales force or seeking third-party partners to sell our products. The establishment and development of our own sales force to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. To the extent we rely on third parties to commercialize our approved products, if any, we will receive lower revenues than if we commercialized these products ourselves. In addition, we may have little or no control over the sales efforts of third parties involved in our commercialization efforts. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize our product candidates which would negatively impact our ability to generate product revenues.

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

The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to make and implement healthcare reforms may adversely affect:

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

Risks Related to Our Intellectual Property

It is difficult and costly to generate and protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.

Our commercial success will depend in part on obtaining and maintaining patent, trademark, trade secret, and other intellectual property protection relating to our electroporation equipment and product candidates, as well as successfully defending these intellectual property rights against third-party challenges.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. The laws and regulations regarding the breadth of claims allowed in biotechnology patents has evolved over recent years and continues to undergo review and revision, both in the United States. The biotechnology patent situation outside the United States can be even more uncertain depending on the country. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our licensed patents, our patents or in third-party patents, nor can we predict the likelihood of our patents surviving a patent validity challenge.

The degree of future protection for our intellectual property rights is uncertain, because legal decision-making can be unpredictable, thereby often times resulting in limited protection, which may not adequately protect our rights or permit us to gain or keep our competitive advantage, or resulting in an invalid or unenforceable patent. For example:

•

we, or the parties from whom we have acquired or licensed patent rights, may not have been the first to file the underlying patent applications or the first to make the inventions covered by such patents;

•	the named inventors or co-inventors of patents or patent applications that we have licensed or acquired may be incorrect, which may give rise to inventorship and ownership challenges;

•	others may develop similar or alternative technologies, or duplicate any of our products or technologies that may not be covered by our patents, including design-arounds;

•	pending patent applications may not result in issued patents;

•	the issued patents covering our products and technologies may not provide us with any competitive advantages or have any commercial value;

•	the issued patents may be challenged and invalidated, or rendered unenforceable;

•	the issued patents may be subject to reexamination, which could result in a narrowing of the scope of claims or cancellation of claims found unpatentable;

•	we may not develop or acquire additional proprietary technologies that are patentable;

•	our trademarks may be invalid or subject to a third party’s prior use; or

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

Because patent applications can take many years to issue, and there is a period when the application remains undisclosed to the public, there may be currently pending applications unknown to us or reissue applications that may later result in issued patents upon which our products or technologies may infringe. There could also be existing patents of which we are unaware that our products or technologies may infringe. In addition, if third parties file patent applications or obtain patents claiming products or technologies also claimed by us in pending applications or issued patents, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office to determine priority of invention. If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of our filed foreign patent applications.

If a third party claims that we infringe its intellectual property rights, it could cause our business to suffer in a number of ways, including:

•	we may become involved in time-consuming and expensive litigation, even if the claim is without merit, the third party’s patent is invalid or we have not infringed;

•	we may become liable for substantial damages for past infringement if a court decides that our technologies infringe upon a third party’s patent;

•

we may be enjoined by a court to stop making, selling or licensing our products or technologies without a license from a patent holder, which may not be available on commercially acceptable terms, if at all, or which may require us to pay substantial royalties or grant cross-licenses to our patents; and

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Document

10.1	Equity Distribution Agreement dated August 27, 2010 between Inovio Pharmaceuticals, Inc. and Roth Capital Partners, LLC (Incorporated by reference to Exhibit 1.1 filed with Form 8-K current report on August 27, 2010).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

INOVIO PHARMACEUTICALS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inovio Pharmaceuticals, Inc.

Date: November 12, 2010	By:	/S/ J. JOSEPH KIM
J. Joseph Kim
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2010	By:	/S/ PETER KIES
Peter Kies
Chief Financial Officer
(Principal Financial and Accounting Officer)