Form 10-Q
period 2011-03-31
INOVIO PHARMACEUTICALS, INC.
filed 2011-05-10
CIK 1055726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

N/A

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, was 127,256,907 as of May 3, 2011.

INOVIO PHARMACEUTICALS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2011

Part I. Financial Information

Item 1.	Financial Statements

INOVIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,182,386	$19,998,489
Short-term investments — certificates of deposit	3,664,395	1,846,271
Accounts receivable	144,382	32,887
Accounts receivable from affiliated entity	25,303	72,149
Prepaid expenses and other current assets	345,362	273,975
Prepaid expenses and other current assets from affiliated entity	1,121,174	653,436

Total current assets	42,483,002	22,877,207
Fixed assets, net	304,256	276,795
Intangible assets, net	10,708,527	11,180,002
Goodwill	10,113,371	10,113,371
Investment in affiliated entity	10,990,877	11,360,888
Other assets	254,409	259,128

Total assets	$74,854,442	$56,067,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,667,670	$3,410,610
Accounts payable and accrued expenses due to affiliated entity	669,381	1,680,947
Accrued clinical trial expenses	440,542	178,328
Common stock warrants	9,766,430	370,926
Deferred revenue	265,019	420,897
Deferred revenue from affiliated entity	375,000	375,000

Total current liabilities	14,184,042	6,436,708
Deferred revenue, net of current portion	67,767	72,780
Deferred revenue from affiliated entity, net of current portion	2,242,944	2,336,694
Deferred rent, net of current portion	53,290	67,112
Deferred tax liabilities	53,186	53,186

Total liabilities	16,601,229	8,966,480

Stockholders’ equity:
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Common stock	127,254	105,038
Additional paid-in capital	254,787,165	241,233,334
Accumulated deficit	(197,250,842)	(194,838,229)
Accumulated other comprehensive income	1,159	2,850

Total Inovio Pharmaceuticals, Inc. stockholders’ equity	57,664,736	46,502,993
Non-controlling interest	588,477	597,918

Total stockholders’ equity	58,253,213	47,100,911

Total liabilities and stockholders’ equity	$74,854,442	$56,067,391

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
License fee and milestone revenue	$26,368	$66,554
License fee and milestone revenue from affiliated entity	93,750	7,056
Grant and miscellaneous revenue	2,985,147	1,299,779

Total revenue	3,105,265	1,373,389
Operating expenses:
Research and development	4,421,799	2,730,595
General and administrative	3,319,232	3,050,158

Total operating expenses	7,741,031	5,780,753

Loss from operations	(4,635,766)	(4,407,364)
Other income, net	2,320,948	1,027,993
Interest income, net	12,775	34,561
(Loss)/Gain from investment in affiliated entity	(370,011)	1,044,174
Gain on sale of assets	250,000	—

Net loss	(2,422,054)	(2,300,636)
Net loss attributable to non-controlling interest	9,441	6,950

Net loss attributable to Inovio Pharmaceuticals, Inc.	$(2,412,613)	$(2,293,686)

Loss per common share — basic and diluted:
Net loss per share attributable to Inovio Pharmaceuticals, Inc. stockholders	$(0.02)	$(0.02)

Weighted average number of common shares outstanding — basic and diluted	120,922,577	102,757,083

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash flows from operating activities:
Net loss	$(2,422,054)	$(2,300,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,336	41,244
Amortization of intangible assets	471,475	481,397
Change in value of common stock warrants	(2,331,868)	(1,056,358)
Gain on long-term investments	—	438,946
Loss on auction rate security rights	—	(438,946)
Stock-based compensation	981,161	429,477
Interest income accrued on short term investments — certificates of deposit	6,271	—
Interest expense accrued on line of credit	—	34,368
Deferred rent	(13,822)	14,423
Loss/(gain) from investment in affiliated company	370,011	(1,044,174)
Gain on sale of assets	(250,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(111,495)	(84,854)
Accounts receivable from affiliated entity	46,846	(3,002,354)
Prepaid expenses and other current assets	(71,387)	(59,915)
Prepaid expenses and other current assets from affiliated entity	(467,738)	6,198
Other assets	4,719	22,069
Accounts payable and accrued expenses	(480,726)	(530,478)
Accounts payable due to affiliated entity	(1,011,566)	(316,371)
Deferred revenue	(160,891)	(128,808)
Deferred revenue from affiliated entity	(93,750)	2,992,944

Net cash used in operating activities	(5,502,478)	(4,501,828)

Cash flows from investing activities:
Purchase of short term investments — certificates of deposit	(3,666,000)	(8,000,000)
Sale of short term investments — certificates of deposit	1,840,000	—
Purchases of capital assets	(59,797)	(37,771)
Proceeds from sale of assets	250,000	—

Net cash used in investing activities	(1,635,797)	(8,037,771)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	24,309,472	—
Proceeds from stock option exercises	12,786	1,001
Repayment of line of credit	—	(51,494)

Net cash provided by/(used in) financing activities	24,322,258	(50,493)
Effect of exchange rate changes on cash and cash equivalents	(86)	4,860

Increase/(Decrease) in cash and cash equivalents	17,183,897	(12,585,232)
Cash and cash equivalents, beginning of period	19,998,489	30,296,215

Cash and cash equivalents, end of period	$37,182,386	$17,710,983

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

On May 14, 2010, we amended our Certificate of Incorporation to change our name from “Inovio Biomedical Corporation” to “Inovio Pharmaceuticals, Inc.”

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of March 31, 2011, condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2011 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2011. The Company has evaluated subsequent events after the balance sheet date of March 31, 2011 through the date it filed these unaudited condensed consolidated financial statements with the SEC.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company incurred a net loss from operations of $2.4 million for the three months ended March 31, 2011. The Company had working capital of $28.3 million and an accumulated deficit of $197.3 million as of March 31, 2011. The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. In January 2011, the Company closed a $24.3 million offering of its shares of common stock and warrants to purchase shares of common stock. The Company received net proceeds from the transaction of approximately $23.0 million, after deducting offering expenses. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These unaudited interim condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business. The Company’s unaudited interim condensed consolidated financial statements as of and for the period ended March 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Impact of Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standard Update which replaced the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The amended guidance also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The updated guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The Company prospectively adopted the updated guidance on January 1, 2011 and will apply the amended guidance to revenue arrangements containing multiple deliverables that are entered into or significantly modified on or after January 1, 2011. The Company now allocates revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or the Company’s estimate of selling price when fair value is not available for a given unit of accounting. As the Company did not enter into any new collaborations or materially modify any existing collaborations, adoption of this guidance had no impact on the Company’s results of operations for the three months ended March 31, 2011.

Effective January 1, 2011, the Company adopted the FASB’s revised authoritative guidance for research and development milestone recognition. The revised guidance is not required and does not represent the only acceptable method of revenue recognition. Milestones, as defined per the revised guidance, are (1) events that can only be achieved in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting in the entity’s performance (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) that would result in additional payments being due to the Company. The Company evaluates events under this guidance at the inception of an arrangement to determine the existence of milestones and if they are substantive. The adoption of the revised guidance has not had, and is not expected to have, a material impact on the Company’s results of operations as it is consistent with its historical practice of milestone revenue recognition.

4. Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its domestic and foreign subsidiaries. In conjunction with the acquisition of VGX Pharmaceuticals, we acquired an 88% interest in VGX Animal Health and certain shares in VGX International, Inc. (“VGX Int’l”) (a publicly-traded company in South Korea). We consolidate VGX Pharmaceuticals and its subsidiary VGX Animal Health and record a non-controlling interest for the 12% of VGX Animal Health we do not own. Our investment in VGX Int’l, which is recorded as investment in affiliated entity within the condensed consolidated balance sheets is accounted for at fair value on a recurring basis, with changes in fair value recorded on the condensed consolidated statements of operations within (loss)/gain from investment in affiliated entity. All intercompany accounts and transactions have been eliminated upon consolidation.

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

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Reorganization

In October 2010, the Company began liquidation of its inactive wholly-owned subsidiary Inovio Asia Pte. Ltd. (“IAPL”). The Company expects liquidation to be complete in July 2011 and does not expect any impact on its financial position.

5. Short-term Investments

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income/ (loss). The following is a summary of investments classified as available-for sale securities:

	Contractual Maturity (in years)	As of March 31, 2011
		Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Certificates of deposit	Less than 1	$3,666,000	$18	$(1,623)	$3,664,395

Total		$3,666,000	$18	$(1,623)	$3,664,395

	Contractual Maturity (in years)	As of December 31, 2010
		Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Certificates of deposit	Less than 1	$1,846,271	$—	$—	$1,846,271

Total		$1,846,271	$—	$—	$1,846,271

There were no realized gains or losses on our investments during the three months ended March 31, 2011 and 2010.

6. Marketable Securities and Fair Value Measurements

The guidance regarding fair value measurements establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011:

	Fair Value Measurements at March 31, 2011
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Unobservable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$33,893,430	$33,893,430	$—	$—
Certificates of deposit	3,664,395	—	3,664,395	—
Investment in affiliated entity	10,990,877	10,990,877	—	—

Total Assets	$48,548,702	$44,884,307	$3,664,395	$—

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Fair Value Measurements at March 31, 2011
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Unobservable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Liabilities:
Common stock warrants	$9,766,430	$—	$—	$9,766,430

Total Liabilities	$9,766,430	$—	$—	$9,766,430

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

Level 1 assets at March 31, 2011 and December 31, 2010 include money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investment in VGX Int’l, for which the fair value is based on the market value of 8,075,775 common shares on March 31, 2011 listed on the Korean Stock Exchange.

Level 2 assets at March 31, 2011 and December 31, 2010 include certificates of deposit held by the Company with maturities that range from 91 days to 12 months. The Company determines fair value through broker quotations with reasonable levels of price transparency. Certificates of deposit are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data.

There are no Level 3 assets as of March 31, 2011 or December 31, 2010.

Level 3 liabilities held as of March 31, 2011 and December 31, 2010 consist of common stock warrant liabilities associated with warrants to purchase the Company’s common stock issued in October 2006, August 2007, July 2009 and January 2011. If unexercised, the warrants will expire at various dates between October 2011 and January 2016.

There have been no transfers of assets or liabilities between the fair value measurement classifications.

As of March 31, 2011, the Company recorded a $9.8 million common stock warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. As a result of these calculations, the Company recorded a net gain of $2.3 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively. The net gain is reflected in the Company’s condensed consolidated statement of operations as a component of other income, net.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the three months ended March 31, 2011:

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Balance at January 1, 2011	$370,926
Record fair value of warrants issued in January 2011 financing	11,727,372
Fair value gain included in other income, net	(2,331,868)

Balance at March 31, 2011	$9,766,430

7. Line of Credit

On August 26, 2008, the Company received notice from UBS Bank USA (“UBS”) that the Company’s application had been approved for a $5.0 million uncommitted demand revolving line of credit (“Line of Credit”) secured by ARS held by the Company in an account with UBS Financial Services, Inc. (the “Collateral Account”), to provide additional working capital. On December 19, 2008, the Company amended its existing loan agreement with UBS Bank USA, which increased the existing credit line up to $12.1 million, with the ARS pledged as collateral. The Company fully drew down on the line of credit on December 23, 2008. Advances under the Line of Credit bore interest at LIBOR plus 1.00% (the “Spread Over LIBOR”). UBS was entitled to change the Spread Over LIBOR at its discretion when the Collateral consisting of ARS was sold, exchanged or otherwise conveyed by the Company for gross proceeds that were, in the aggregate, not less than the par value of such securities. The loan was treated as a “no net cost loan”, as it bore interest at a rate equal to the average rate of interest paid to the Company on the pledged ARS, and the net interest cost to the Company was zero. In July 2010, the Company sold all of the remaining ARS held at par value and the line of credit was paid off in full.

8. Goodwill and Intangible Assets

In accordance with the guidance regarding goodwill and other intangible assets, the Company’s goodwill is not amortized, but is subject to an annual impairment test, which the Company performs as of November each year or sooner if indicators of impairment exist. The following sets forth the intangible assets by major asset class:

	Useful Life (Yrs)	March 31, 2011			December 31, 2010
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill(a)		$10,113,371	$—	$10,113,371	$10,113,371	$—	$10,113,371
Amortizing:
Patents	8 - 17	5,802,528	(4,249,684)	1,552,844	5,802,528	(4,151,955)	1,650,573
Licenses	8 - 17	1,323,761	(996,561)	327,200	1,323,761	(989,374)	334,387
CELLECTRA®(b)	5 - 11	8,106,270	(2,217,514)	5,888,756	8,106,270	(1,915,126)	6,191,144
GHRH(b)	11	335,314	(58,087)	277,227	335,314	(50,166)	285,148
Other(c)	18	4,050,000	(1,387,500)	2,662,500	4,050,000	(1,331,250)	2,718,750

Total intangible assets		19,617,873	(8,909,346)	10,708,527	19,617,873	(8,437,871)	11,180,002

Total goodwill and intangible assets		$29,731,244	$(8,909,346)	$20,821,898	$29,731,244	$(8,437,871)	$21,293,373

(a)	Goodwill was recorded from the Inovio AS acquisition in January 2005 and from the acquisition of VGX in June 2009 for $3.9 million and $6.2 million, respectively.
(b)	CELLECTRA® and GHRH are developed technologies that were recorded from the acquisition of VGX.
(c)	Other intangible assets represent the fair value of acquired contracts and intellectual property from the Inovio AS acquisition.

Aggregate amortization expense on intangible assets for the three months ended March 31, 2011 and 2010 was $471,000 and $481,000, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $1.1 million for the remainder of fiscal year 2011, $1.8 million for 2012, $1.8 million for 2013, $943,000 for 2014, and $870,000 for 2015.

9. Stockholders’ Equity

The following is a summary of the Company’s authorized and issued common and preferred stock as of March 31, 2011 and December 31, 2010:

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Authorized	Issued	Outstanding as of
			March 31, 2011	December 31, 2010
Common Stock, par $0.001	300,000,000	127,254,031	127,254,031	105,038,192
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	26	26
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	—	—

Preferred Stock

There were no changes in the number of outstanding shares of the Company’s Series C preferred stock for the three months ended March 31, 2011 and 2010.

Common Stock

In January 2011, the Company entered into investor purchase agreements with investors relating to the issuance and sale of (a) 21,130,400 shares of common stock, and (b) warrants to purchase a total of 10,565,200 shares of common stock with an exercise price of $1.40 per share, for an aggregate purchase price of approximately $24.3 million. The shares of common stock and warrants were sold in units, consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock, at a purchase price of $1.15 per unit. The Warrants have a five-year term from the date of issuance and are first exercisable commencing on the 180th day after the date of issuance. The Company may call the warrants if the closing bid price of the common stock has been at least $2.80 over 20 trading days and certain other conditions are met. The Company received net proceeds from the transaction of approximately $23.0 million, after deducting the placement agent’s fee and estimated offering expenses payable by the Company. The Company valued the registered warrants issued in connection with the January 2011 financing as of the issuance date using the Black Scholes pricing model and recorded a current liability on the condensed consolidated balance sheet of $11.7 million. The warrants were subsequently revalued as of March 31, 2011 to $9.5 million, and the Company recorded the decrease in fair value of $2.2 million within other income, net, on the condensed consolidated statement of operations.

In August 2010, the Company entered into an At-The-Market Equity Distribution Agreement (the “ATM Agreement”) with an outside placement agent (the “Placement Agent”), under which the Company may, from time to time, offer and sell its common stock having aggregate sales proceeds of up to $25.0 million through or to the Placement Agent, for resale. Sales of the Company’s common stock through the Placement Agent, if any, can be made by means of ordinary brokers’ transactions on the NYSE Amex or otherwise at market prices prevailing at the time of sale or as otherwise agreed upon by the Company and the Placement Agent. The Placement Agent will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company. The Company will pay the Placement Agent a commission, or allow a discount, as the case may be, in each case equal to 3.0% of the gross sales proceeds of any common stock sold through the Placement Agent under the ATM Agreement. The Company has agreed to reimburse the Placement Agent for certain expenses incurred by them in connection with the transactions contemplated by the ATM Agreement, up to an aggregate of $30,000, plus up to an additional $5,000 per calendar quarter related to ongoing maintenance, due diligence expenses and other expenses associated therewith.

As of March 31, 2011, the Company has sold a total of 3,023,577 shares of common stock under the ATM Agreement. The sales were made at a weighted average price of $1.25 per share with net proceeds to the Company of $3.7 million, after deducting commissions and other fees.

In July 2009, the Company entered into a securities purchase agreement with certain institutional investors relating to the sale and issuance of (a) 11,111,110 shares of common stock and (b) warrants to purchase a total of 2,777,776 shares of common stock with an exercise price of $3.50 per share, for an aggregate purchase price of approximately $30 million. The shares of common stock and warrants were sold in units, consisting of one share of common stock and a warrant to purchase 0.25 of a share of common stock, at a purchase price of $2.70 per unit. The Company received net proceeds from the transaction of approximately $28.4 million, after deducting offering expenses. The issued warrants expired in August 2010, unexercised.

Upon the closing of the Merger in June 2009, an aggregate of 41,492,757 shares of the Company’s common stock were issued to the former stockholders of VGX, and an additional 18,794,187 shares of the Company’s common stock were reserved for issuance upon exercise of the assumed options and warrants and conversion of the principal of and maximum interest payable on the VGX convertible debt. In August 2009 the VGX convertible debt was automatically converted into 4,600,681 shares of the Company’s common stock. VGX warrants assumed were ten-year warrants to purchase an aggregate of 4,923,406 shares of the Company’s common stock with an exercise price ranging from $0.05 to $1.28 per share, expiring at various dates between March 25, 2013 and April 28, 2016. As of March 31, 2011, none of these warrants have been exercised.

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In August 2007, the Company entered into an agreement with an outside consulting advisor pursuant to which the Company issued 230,000 registered shares of common stock and registered warrants to purchase 150,000 shares of common stock, as payment of a non-refundable retainer in connection with the engagement of its services. The warrants issued have an exercise price of $3.00 per share, and are exercisable through August 6, 2012. As of March 31, 2011, none of these warrants have been exercised.

In January 2007, the Company exchanged 2,201,644 restricted shares of common stock and warrants to purchase up to 770,573 restricted shares of common stock for 2,201,644 ordinary shares of its Singapore subsidiary Inovio Asia Pte. Ltd. (IAPL), pursuant to the terms of the Securities Purchase and Exchange Agreement under which the ordinary shares were originally issued by IAPL in October 2006 for $5.3 million. The warrants issued have an exercise price of $2.87 per share and are exercisable through October 13, 2011. As of March 31, 2011, none of these warrants have been exercised.

The Company accounts for registered common stock warrants issued in October 2006, August 2007, July 2009 and January 2011 under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. The Company classifies registered warrants on the consolidated balance sheet as a current liability, which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The Company develops its estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. The Company uses the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the consolidated statement of operations as “Other income/ (expense), net.”

Warrants

In addition to warrants granted as discussed above, the Company provides the following additional information regarding other warrants.

Participants in our October 2006 registered offering with foreign investors received five-year warrants to purchase an aggregate of 1,593,821 shares of our common stock with an exercise price of $2.87 per share, exercisable through October 13, 2011. As of March 31, 2011, none of these warrants have been exercised.

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

Stock Options

The Company has one active stock and cash-based incentive plan, the Amended and Restated 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees. The plan was adopted on March 31, 2007, approved by the stockholders on May 4, 2007, approved by the stockholders as amended on May 2, 2008, and approved by the stockholders as amended and restated on August 25, 2009 and May 14, 2010. On May 14, 2010 the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 2,000,000 and to provide that the aggregate number of shares available for grant under the plan will automatically increase on January 1 of each year beginning in 2011 by a number of shares equal to the lesser of (1) 2,055,331 or (2) such lesser number of shares as the Board of Directors may determine. On January 1, 2011 the number of securities available for future issuance

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

increased by 2,055,331. At March 31, 2011, the Incentive Plan reserves 7,805,331 shares of common stock for issuance as or upon exercise of incentive awards granted and to be granted at future dates. At March 31, 2011, the Company had 2,393,934 shares of common stock available for future grant under the plan, and 240,000 shares of vested restricted stock and options to purchase 4,856,184 shares of common stock outstanding under the plan. The awards granted and available for future grant under the Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The Incentive Plan terminates by its terms on March 31, 2017.

The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the Amended 2000 Stock Option Plan, under which the Company had options to purchase 1,743,933 shares of common stock outstanding at March 31, 2011. The terms and conditions of the options outstanding under these plans remain unchanged.

10. Net loss per share

Basic loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated in accordance with the treasury stock method and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Since the effect of the assumed exercise of common stock options and warrants was anti-dilutive for the period presented in 2011 and 2010, there is no difference between basic and diluted loss per share.

11. Stock-Based Compensation

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected option life. The Company amortizes the fair value of the awards expected to vest on a straight-line basis. All option grants are amortized over the requisite service period of the awards. Expected volatility is based on historical volatility. The expected life of options granted is based on historical expected life. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The forfeiture rate is based on historical data, and the Company records stock-based compensation expense only for those awards that are expected to vest. The dividend yield is based on the fact that no dividends have been paid historically and none are currently expected to be paid.

The assumptions used to estimate the fair value of stock options granted for the three month periods ended March 31, 2011 and 2010 are presented below:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	1.52%-1.89%	2.34%-2.64%
Expected volatility	134%	134%
Expected life in years	4	4
Dividend yield	—	—

Total compensation cost for the Company’s stock plans that has been recognized in the condensed consolidated statement of operations for the three months ended March 31, 2011 and 2010 was $902,000 and $293,000, respectively, of which $193,000 and $105,000 was included in research and development expenses and $709,000 and $188,000 was included in general and administrative expenses, respectively.

As of March 31, 2011, there was $1.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for Inovio stock options, which the Company expects to recognize over a weighted-average period of 2.2 years, as well as $5,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements from VGX stock options assumed in the Merger, which the Company expects to recognize over a weighted-average period of five months. All compensation expense related to Inovio stock options granted prior to the Merger was fully vested upon the Merger.

As of March 31, 2010, there was $1.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for Inovio stock options, which the Company expects to recognize over a weighted-average period of 2.5 years, as well as $80,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements from VGX stock options assumed in the Merger, which the Company expects to recognize over a weighted-average period of eight months.

The weighted average grant date fair value per share was $0.80 and $0.92 for employee stock options granted during the three months ended March 31, 2011 and 2010, respectively.

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

There was no restricted stock granted during the three months ended March 31, 2011 or 2010.

The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three months ended March 31, 2011 and 2010 was $79,000 and $137,000, respectively.

VGX AH, a majority owned subsidiary of VGX, has adopted a 2007 equity incentive plan for the issuance of options to employees and consultants. There were no options granted under this plan during the three months ended March 31, 2011 or 2010.

12. Comprehensive Loss

Comprehensive loss for the three months ended March 31, 2011 and March 31, 2010 includes net loss, unrealized loss on investments and foreign currency translation adjustments. A summary of the Company’s comprehensive loss is as follows:

	Three Months Ended March 31,
	2011	2010
Comprehensive loss:
Net loss	$(2,422,054)	$(2,300,636)
Foreign currency translation adjustments	(86)	4,860
Unrealized loss on short-term investments	(1,605)	—

Comprehensive loss	$(2,423,745)	$(2,295,776)

13. Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,
	2011	2010
Supplemental schedule of financing activities:
Interest paid	$—	$34,368

14. Related-Party Transactions

The Company conducts transactions with its affiliated entity, VGX Int’l.

On March 24, 2010, the Company entered into a Collaboration and License Agreement (the “VGX Int’l Agreement”) with VGX Int’l. Under the VGX Int’l Agreement, the Company granted VGX Int’l an exclusive license to Inovio’s SynCon™ universal influenza vaccine delivered with electroporation to be developed in certain countries in Asia (the “Product”). As consideration for the license granted to VGX Int’l, the Company received payment of $3.0 million, and will receive research support, annual license maintenance fees and royalties on net Product sales. The Company recorded the $3.0 million as deferred revenue from affiliated entity, and will recognize it as revenue over the eight year expected period of the Company’s performance obligation. In addition, contingent upon achievement of clinical and regulatory milestones, the Company will receive development payments over the term of the VGX Int’l Agreement. The VGX Int’l Agreement also provides Inovio with exclusive rights to supply devices for clinical and commercial purposes (including single use components) to VGX Int’l for use in the Product. The term of the VGX Int’l Agreement commenced upon execution and will extend on a country by country basis until the last to expire of all Royalty Periods for the territory (as such term is defined in the VGX Int’l Agreement) for any Product in that country, unless the VGX Int’l Agreement is terminated earlier in accordance with its provisions as a result of breach, by mutual agreement, or by VGX Int’l’s right to terminate without cause upon prior written notice.

For the three months ended March 31, 2011 and 2010, the Company recognized revenue from VGX Int’l of $94,000 and $7,000, respectively, which consisted of licensing fees, device leases and other fees. Operating expenses related to VGX Int’l for the three months ended March 31, 2011 and 2010 include $1.3 million and $132,000, respectively, related to manufacturing and engineering services. At March 31, 2011 and December 31, 2010 we had an accounts receivable balance of $25,000 and $72,000, respectively, from VGX Int’l and its subsidiaries.

For the three months ended March 2010, the Company received sublease income from VGX Int’l of $55,000 for the facility in The Woodlands, TX, which offset the Company’s lease expense. In November 2010, this facility lease was transferred to a wholly-owned subsidiary of VGX Int’l.

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of March 31, 2011, Bryan Kim, Inovio’s Vice President of Asian operations, constitutes one of the six members of VGX Int’l’s board of directors and receives customary compensation from VGX Int’l for his service in such capacity. Bryan Kim currently serves as the president and chief executive officer of VGX Int’l. In September 2010, Young Park, a member of VGX Int’l’s board of directors, terminated his employment with the Company as general counsel.

In August 2010, Dr. J. Joseph Kim, the Company’s CEO, resigned from his position on the VGX Int’l board of directors. Dr. Kim previously served as chief executive officer of VGX Int’l prior to the Company’s acquisition of VGX Pharmaceuticals, Inc. in June 2009.

On March 24, 2011, the Company completed the sale of certain assets related to certain non-DNA vaccine technology and intellectual property relating to selective electrochemical tumor ablation (“SECTA”) to OncoSec Medical Incorporated, or OncoSec, pursuant to an Asset Purchase Agreement dated March 14, 2011 by and between the Company and OncoSec.

The president and Chief Executive Officer of OncoSec previously served as the Company’s Vice President of Finance and Operations. Additionally, the Company’s Executive Chairman, Avtar Dhillon, M.D., is also the non-executive Chairman of OncoSec.

The Company has received payment of $250,000 as of March 31, 2011 and will receive an additional $2.75 million in scheduled payments over a period of two years from the closing date and a royalty on any potential commercial product sales related to the SECTA technology if and when a product is approved. No receivable has been recorded for the $2.75 million due from OncoSec as collection of the funds is not reasonably assured. Pursuant to a cross-license agreement dated March 21, 2011, the Company obtained a fully paid-up, exclusive, worldwide license to certain of the SECTA technology patents in the field of gene or nucleic acids, outside of those encoding cytokines, delivered by electroporation. The Company also granted to OncoSec a non-exclusive, worldwide license to certain non-SECTA technology patents in the SECTA field for the following consideration:

(a) a fee for any sublicense of the Company’s technology;

(b) a royalty on net sales of any business developed with the Company’s technology; and

(c) repayment by OncoSec for any amount the Company pays to a licensor of our technology that is a direct result of the license.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements, as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors that affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the Caption “Risk Factors” and under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” and in our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

All of our potential human products are in research and development phases. We have not generated any revenues from the sale of any such products, and we do not expect to generate any such revenues for at least the next several years. We earn revenue from license fees and milestone revenue, collaborative research and development agreements, grants and government contracts. Our product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All product candidates that we advance to clinical testing will require regulatory approval prior to commercial use, and will require significant costs for commercialization. We may not be successful in our research and development efforts, and we may never generate sufficient product revenue to be profitable.

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

On March 24, 2010, we entered into our Agreement with VGX Int’l. Under the VGX Int’l Agreement, we granted VGX Int’l an exclusive license to the Product, i.e., Inovio’s SynCon™ universal influenza vaccine delivered with electroporation to be developed in certain countries in Asia.

As consideration for the license granted to VGX Int’l, we have received payment of $3.0 million as a research and development initiation fee, and will receive research support, annual license maintenance fees and royalties on net Product sales. In addition, contingent upon achievement of clinical and regulatory milestones, we will receive development payments over the term of the VGX Int’l Agreement. The VGX Int’l Agreement also provides us with exclusive rights to supply devices for clinical and commercial purposes (including single use components) to VGX Int’l for use in the Product.

The term of the VGX Int’l Agreement commenced upon execution and will extend on a country by country basis until the last to expire of all Royalty Periods for the territory (as such term is defined in the VGX Int’l Agreement) for any Product in that country, unless the VGX Int’l Agreement is terminated earlier in accordance with its provisions as a result of breach, by mutual agreement, or by VGX Int’l’s right to terminate without cause upon prior written notice.

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

As of March 31, 2011, we had an accumulated deficit of $197.3 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment. Our discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. There have been no changes to our critical accounting policies during the three months ended March 31, 2011 other than the adoption of recent accounting pronouncements discussed below. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies include:

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

We have adopted a strategy of co-developing or licensing our gene delivery technology for specific genes or specific medical indications. Accordingly, we have entered into collaborative research and development agreements and have received funding for pre-clinical research and clinical trials. We record payments under these agreements, which are non-refundable, as revenue as the related research expenditures are incurred pursuant to the terms of the agreements and provided collectability is reasonably assured.

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

Valuation and Impairment Evaluations of Goodwill and Intangible Assets. Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. As of March 31, 2011, our intangible assets resulting from the acquisition of VGX and Inovio AS, and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $10.7 million. Intangible assets are amortized over their estimated useful lives ranging from 5 to 18 years. We are concurrently conducting Phase II, Phase I and pre-clinical trials using acquired intangibles, and we have entered into certain significant licensing agreements for use of these acquired intangibles.

Historically we have recorded patents at cost and amortized these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent costs consist of the consideration paid for patents and related legal costs. Effective June 1, 2009, in connection with our acquisition of VGX, we will expense all new patent costs as incurred. We will continue to amortize patent costs currently capitalized over the expected life of the patent. The effect of this change was immaterial to prior periods. We record license costs based on the fair value of consideration paid and amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement.

The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, we reduce the carrying value of the intangible asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from our intangible assets will exceed the intangible assets’ carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2011.

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

Registered Common Stock Warrants. We account for registered common stock warrants pursuant to the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. We classify registered warrants on the consolidated balance sheet as a current liability, which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment including estimating stock price volatility and expected warrant life. We develop our estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the consolidated statement of operations as “Other income, net.”

Adoption of Recent Accounting Pronouncements

We describe below recent pronouncements that may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or related disclosures.

Accounting Standards Update 2009-13—In October 2009, the Financial Accounting Standards Board (the FASB) issued an Accounting Standard Update which replaces the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The amended guidance also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The updated guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We prospectively adopted the updated guidance on January 1, 2011 and will apply the amended guidance to revenue arrangements containing multiple deliverables that are entered into or significantly modified on or after January 1, 2011. We now allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available for a given unit of accounting. As we did not enter into any new collaborations or materially modify any existing collaborations, adoption of this guidance had no impact on our results of operations for the three months ended March 31, 2011.

Accounting Standards Update 2010-17—Effective January 1, 2011, we adopted the FASB’s revised the authoritative guidance for research and development milestone recognition. The revised guidance is not required and does not represent the only acceptable method of revenue recognition. Milestones, as defined per the revised guidance, are (1) events that can only be achieved in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting in the entity’s performance (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) that would result in additional payments being due to us. We evaluate events under this guidance at the inception of an arrangement to determine the existence of milestones and if they are substantive. The adoption of the revised guidance has not had and is not expected to have a material impact on our results of operations as it is consistent with our historical practice of milestone revenue recognition.

Results of Operations

Revenue. We had total revenue of $3.1 million and $1.4 million for the three months ended March 31, 2011 and 2010, respectively. Revenue primarily consists of license fees, milestone revenue and grants and government contracts.

Revenue from license fees and milestone revenue was $120,000 and $74,000 for the three months ended March 31, 2011 and 2010, respectively. The increase in revenue under license fees and milestone revenue for the three month period ended March 31, 2011, as compared to the comparable period in 2010, was mainly due to higher revenues recognized from the VGX Int’l Agreement entered into in March 2010 offset by lower revenues recognized from various smaller license agreements.

During the three months ended March 31, 2011 and 2010, we recorded grant and miscellaneous revenue of $3.0 million and $1.3 million, respectively. The increase in grant and miscellaneous revenue for the three months ended March 31, 2011, as compared to the comparable period in 2010, was primarily due to higher revenues recognized from our contract with the NIAID of $2.7 million for the three months ended March 31, 2011 as compared to $835,000 for the same period in 2010. The NIAID contract, which was modified in September 2010, has an initial term of five years with two one-year options (period of performance is September 30, 2008 – September 29, 2015 including the two options). The current value of the contract for the five years is $24.6 million with option years six and seven valued at $1.3 million and $1.0 million, respectively, for a total potential value of $26.9 million, and will fund research and development for HIV DNA-based vaccines delivered via our proprietary electroporation system. These increases were partially offset by less revenue recognized under our PATH Malaria Vaccine Initiative (“MVI”) contract of $159,000 for the three months ended March 31, 2011 as compared to $239,000 for the same period in 2010, and no revenue recognized from the Department of Defense (“U.S. Army”) grant during the three months ended March 31, 2011 when compared to $200,000 for the same period in 2010. PATH is an international nonprofit organization funded by private donors. We have a research program and agreement with the PATH MVI to evaluate in a preclinical feasibility study our SynCon™ DNA vaccine development platform to target antigens from Plasmodium species and deliver them intradermally using the CELLECTRA® electroporation device. The initial agreement with MVI was for $685,000 and was completed in February 2010. In September 2010 we entered into an amended agreement with PATH to further this study in non-human primates. The amended agreement has a total value of $804,000 and is expected to be completed by August 2011. The U.S. Army grant had a total value of $933,000 and was completed in May 2010. This project funded research and development of DNA-based vaccines delivered via our proprietary electroporation system and focused on identifying DNA vaccine candidates with the potential to provide rapid, robust immunity to protect against bio-warfare and bioterror attacks.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2011 and 2010, were $4.4 million and $2.7 million, respectively. The increase in research and development expenses for the three months ended March 31, 2011, as compared to the comparable period in 2010, was primarily due to $1.2 million in higher clinical trial costs related to the initiation of the HPV Phase II study, as well as $278,000 in higher costs related to work performed for the NIAID contract.

General and Administrative Expenses. General and administrative expenses, which include business development expenses and the amortization of intangible assets, for the three months ended March 31, 2011 and 2010, were $3.3 million and $3.1 million, respectively. The increase in general and administrative expenses for the three months ended March 31, 2011, as compared to the comparable period in 2010, was primarily due to a $116,000 increase in severance expenses as well as a $450,000 increase in stock-based compensation expense due to an increase in total options granted during the quarter and severance related stock option expense. These increases were partially offset by a decrease in accounting fees, legal fees as well as lower compensation expenses of $113,000, $94,000 and $78,000, respectively.

Stock-based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee’s requisite service period. Total compensation cost for our stock plans for the three months ended March 31, 2011 and 2010 was $902,000 and $293,000, respectively. From these amounts, $193,000 and $105,000 was included in research and development expenses and $709,000 and $188,000 was included in general and administrative expenses, respectively. The increase in stock-based compensation cost for the three months ended March 31, 2011, as compared to the comparable period in 2010, was primarily due to a significant increase in total options granted during the quarter as well as severance related expense.

Interest Income, net. Interest income, net, for the three months ended March 31, 2011 and 2010 was $13,000 and $35,000 respectively. The decrease in interest income, net, for the first three months of 2011, as compared to 2010, was primarily due to a lower interest rate earned on our accounts.

Other Income, net. We recorded other income, net, for the three months ended March 31, 2011 and 2010 of $2.3 million and $1.0 million, respectively. The increase in other income, net, is primarily due to the revaluation of registered common stock warrants issued by us in January 2011, as well as those issued in October 2006, August 2007 and July 2010. We are required to revalue the warrants at each balance sheet date to fair value. If unexercised, the warrants will expire at various dates between August 2011 and January 2016.

Gain (Loss) from investment in affiliated entity. Gain (loss) is a result of the change in the fair market value of the investment as of March 31, 2011.

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

Working Capital and Liquidity

As of March 31, 2011, we had working capital of $28.3 million, as compared to $16.4 million as of December 31, 2010. The increase in working capital during the three months ended March 31, 2011 was primarily due to the January 2011 financing. In January 2011, the Company entered into investor purchase agreements with investors relating to the issuance and sale of (a) 21,130,400 shares of common stock, and (b) warrants to purchase a total of 10,565,200 shares of common stock with an exercise price of $1.40 per share, for an aggregate purchase price of approximately $24.3 million. The shares of common stock and warrants were sold in units, consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock, at a purchase price of $1.15 per unit. The Company received net proceeds from the transaction of approximately $23.0 million, after deducting the placement agent’s fee and estimated offering expenses payable by the Company. This increase in working capital was partially offset by the $9.5 million valuation of the registered common stock warrants issued in connection with the January 2011 financing that are classified as a current liability on the consolidated balance sheet as well as due to expenditures related to our research and development activities, as well as various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.

Net cash used in operating activities was $5.5 million and $4.5 million for the three months ended March 31, 2011 and 2010, respectively. The increase in net cash used in operating activities was primarily the result of the increased spending on clinical, engineering and other research and development activities to support our programs.

Net cash used in investing activities was $1.6 million and $8.0 million for the three months ended March 31, 2011 and 2010, respectively. The decrease in net cash used in investing activities was primarily the result of timing differences in short-term investment purchases, sales and maturities.

Net cash provided by/ (used in) financing activities was $24.3 million and $(50,000) for the three months ended March 31, 2011 and 2010, respectively. The fluctuation in net cash provided by/ (used in) financing activities was primarily due to the proceeds from our January 2011 financing as well as our At-The-Market Equity Distribution Agreement.

Prior to July 1, 2010, we held Auction Rate Securities (“ARS”), which were municipal debt obligations with an underlying long-term maturity. Due to conditions in the global credit markets these securities were not liquid as of December 31, 2009. In December 2008, we, via our wholly-owned subsidiary Genetronics, which held the ARS, accepted an offer of ARS Rights from UBS that permitted us to require UBS to purchase our ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. On July 1, 2010, we exercised the ARS Rights, and we sold the remaining ARS at par value.

In conjunction with the acceptance of the ARS Rights, we also amended our existing loan agreement with UBS Bank USA, increasing the existing credit line up to $12.1 million, with the ARS pledged as collateral. We fully drew down on the line of credit in December 2008. On July 1, 2010, upon exercise of our ARS Rights, the line of credit was paid in full.

We initiated an At-The-Market Equity Distribution Agreement in August 2010 and raised $3.7 million net of expenses, as of March 31, 2011.

As of March 31, 2011, we had an accumulated deficit of $197.3 million. We have operated at a loss since 1994, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond 2013.

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

Foreign Currency Risk

We have operated primarily in the United States and most transactions during the three months ended March 31, 2011 have been made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investment in VGX Int’l, which is denominated in South Korean Won. We do not have any foreign currency hedging instruments in place.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

The following Risk Factors do not reflect any material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which we filed with the Securities and Exchange Commission on March 16, 2011. You should carefully consider and evaluate each of the following factors as well as the other information in this quarterly report on Form 10-Q, including our financial statements and the related notes, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also consider the more detailed description of our business contained in our annual report on Form 10-K for the year ended December 31, 2010.

Risks Related to Our Business and Industry

We have incurred losses since inception, expect to incur significant net losses in the foreseeable future and may never become profitable.

We have experienced significant operating losses to date; as of March 31, 2011 our accumulated deficit was approximately $197.3 million. We have generated limited revenues, primarily consisting of license and grant revenue, and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based DNA vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.

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

Inovio Pharmaceuticals, Inc.

Date: May 10, 2011	By:	/S/ J. JOSEPH KIM
J. Joseph Kim
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2011	By:	/S/ PETER KIES
Peter Kies
Chief Financial Officer
(Principal Financial and Accounting Officer)