Form 10-Q
period 2011-06-30
INOVIO PHARMACEUTICALS, INC.
filed 2011-08-05
CIK 1055726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, was 127,256,907 as of July 27, 2011.

INOVIO PHARMACEUTICALS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2011

Part I. Financial Information

Item 1.	Financial Statements

INOVIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,594,293	$19,998,489
Short-term investments — certificates of deposit	5,759,716	1,846,271
Accounts receivable	347,819	32,887
Accounts receivable from affiliated entity	90,421	72,149
Prepaid expenses and other current assets	822,227	273,975
Prepaid expenses and other current assets from affiliated entity	992,245	653,436

Total current assets	38,606,721	22,877,207
Fixed assets, net	306,113	276,795
Intangible assets, net	10,239,436	11,180,002
Goodwill	10,113,371	10,113,371
Investment in affiliated entity	8,383,650	11,360,888
Other assets	208,262	259,128

Total assets	$67,857,553	$56,067,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,242,943	$3,410,610
Accounts payable and accrued expenses due to affiliated entity	757,489	1,680,947
Accrued clinical trial expenses	426,471	178,328
Common stock warrants	4,867,672	370,926
Deferred revenue	233,161	420,897
Deferred revenue from affiliated entity	413,542	375,000

Total current liabilities	9,941,278	6,436,708
Deferred revenue, net of current portion	66,644	72,780
Deferred revenue from affiliated entity, net of current portion	2,149,194	2,336,694
Deferred rent, net of current portion	66,154	67,112
Deferred tax liabilities	53,186	53,186

Total liabilities	12,276,456	8,966,480

Stockholders’ equity:
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Common stock	127,257	105,038
Additional paid-in capital	254,956,417	241,233,334
Accumulated deficit	(200,073,001)	(194,838,229)
Accumulated other comprehensive income	(2,941)	2,850

Total Inovio Pharmaceuticals, Inc. stockholders’ equity	55,007,732	46,502,993
Non-controlling interest	573,365	597,918

Total stockholders’ equity	55,581,097	47,100,911

Total liabilities and stockholders’ equity	$67,857,553	$56,067,391

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
License fee and milestone revenue	$26,456	$55,941	$52,824	$122,495
License fee and milestone revenue from affiliated entity	105,208	118,750	198,958	125,806
Grant and miscellaneous revenue	2,288,099	960,168	5,273,246	2,259,947

Total revenue	2,419,763	1,134,859	5,525,028	2,508,248

Operating expenses:
Research and development	4,463,978	3,083,229	8,885,777	5,813,824
General and administrative	3,092,386	3,027,593	6,411,618	6,077,751
Gain on sale of assets	—	—	(250,000)	—

Total operating expenses	7,556,364	6,110,822	15,047,395	11,891,575

Loss from operations	(5,136,601)	(4,975,963)	(9,522,367)	(9,383,327)
Other income (expense):
Interest income, net	7,799	13,594	20,574	48,155
Other income, net	4,898,758	676,179	7,219,706	1,704,172
Loss from investment in affiliated entity	(2,607,227)	(3,327,758)	(2,977,238)	(2,283,584)

Net loss	(2,837,271)	(7,613,948)	(5,259,325)	(9,914,584)
Net loss/ (gain) attributable to non-controlling interest	15,112	(2,490)	24,553	4,460

Net loss attributable to Inovio Pharmaceuticals, Inc.	$(2,822,159)	$(7,616,438)	$(5,234,772)	$(9,910,124)

Loss per common share — basic and diluted:
Net loss per share attributable to Inovio Pharmaceuticals, Inc. stockholders	$(0.02)	$(0.07)	$(0.04)	$(0.10)

Weighted average number of common shares outstanding — basic and diluted	127,256,364	102,811,417	124,124,645	102,784,297

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net loss	$(5,259,325)	$(9,914,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	66,641	92,701
Amortization of intangible assets	940,566	960,453
Change in value of common stock warrants	(7,230,626)	(1,726,224)
Change in value of short-term investments – auction rate securities	—	3,139,669
Change in value of auction rate security rights	—	(3,146,983)
Stock-based compensation	1,150,272	602,467
Interest income accrued on short term investments — certificates of deposit	6,271	—
Interest expense accrued on line of credit	—	60,822
Deferred rent	(958)	30,541
Loss from investment in affiliated company	2,977,238	2,283,584
Gain on sale of assets	(250,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(314,932)	99,506
Accounts receivable from affiliated entity	(18,272)	(1,969,628)
Prepaid expenses and other current assets	(548,252)	(12,983)
Prepaid expenses and other current assets from affiliated entity	(338,809)	(4,924)
Other assets	50,866	21,419
Accounts payable and accrued expenses	80,476	(922,816)
Accounts payable and accrued expenses due to affiliated entity	(923,458)	(109,711)
Deferred revenue	(193,872)	(188,364)
Deferred revenue from affiliated entity	(148,958)	2,899,194

Net cash used in operating activities	(9,955,132)	(7,805,861)

Cash flows from investing activities:
Purchase of short term investments — certificates of deposit	(5,766,000)	(8,000,000)
Sale of short term investments — certificates of deposit	1,840,000	751,808
Sale of short term investments — auction rate securities	—	11,050,000
Purchases of capital assets	(95,959)	(132,529)
Proceeds from sale of assets	250,000	—
Acquired intangible assets and other assets	—	(124,980)

Net cash (used in)/provided by investing activities	(3,771,959)	3,544,299

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	24,309,472	—
Proceeds from stock option and warrant exercises	12,930	76,451
Repayment of line of credit	—	(11,162,691)

Net cash provided by/(used in) financing activities	24,322,402	(11,086,240)
Effect of exchange rate changes on cash and cash equivalents	493	3,341

Increase/(Decrease) in cash and cash equivalents	10,595,804	(15,344,461)
Cash and cash equivalents, beginning of period	19,998,489	30,296,215

Cash and cash equivalents, end of period	$30,594,293	$14,951,754

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

Inovio Pharmaceuticals, Inc. (the “Company” or “Inovio”) is engaged in the discovery, development, and delivery of a new generation of vaccines, called DNA vaccines, focused on cancers and infectious diseases. The Company’s SynCon® technology enables the design of “universal” DNA-based vaccines capable of providing cross-protection against new, unmatched strains of pathogens such as influenza. The Company’s electroporation DNA delivery technology uses brief, controlled electrical pulses to increase cellular DNA vaccine uptake. Initial human data has shown this method can safely and significantly increase gene expression and immune responses. The Company’s clinical programs include human papillomavirus (“HPV”)/cervical cancer (therapeutic), avian influenza (preventative), hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”) vaccines. The Company is advancing preclinical research for a universal seasonal/pandemic influenza vaccine and other product candidates. The Company’s partners and collaborators include University of Pennsylvania, Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, Program for Appropriate Technology in Health/Malaria Vaccine Initiative (“PATH” or “MVI”), National Institute of Allergy and Infectious Diseases (“NIAID”), Merck, ChronTech, University of Southampton, United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”) and HIV Vaccines Trial Network (“HVTN”).

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of June 30, 2011, condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2011 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The Company has evaluated subsequent events after the balance sheet date of June 30, 2011 through the date it filed these unaudited condensed consolidated financial statements with the SEC.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company incurred a net loss from operations of $2.8 million and $5.2 million, respectively, for the three and six months ended June 30, 2011. The Company had working capital of $28.7 million and an accumulated deficit of $200.1 million as of June 30, 2011. The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. In January 2011, the Company closed a $24.3 million offering of its shares of common stock and warrants to purchase shares of common stock. The Company received net proceeds from the transaction of approximately $23.0 million, after deducting offering expenses. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These unaudited interim condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business. The Company’s unaudited interim condensed consolidated financial statements as of and for the period ended June 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Impact of Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued an update to conform existing guidance to the fair value measurement and disclosure requirements under U.S. GAAP and International Financial Reporting Standards. The amendments in this update change the wording used to describe many of the requirements under U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this update will be effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The adoption of these amendments is not expected to have a material impact on the Company’s consolidated financial position, cash flow or results of operations.

In June 2011, the FASB issued an update which amends the presentation of comprehensive income. The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either choice, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied prospectively. The adoption of these amendments is not expected to have a material impact on the Company’s consolidated financial position, cash flow or results of operations.

4. Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its domestic and foreign subsidiaries. In conjunction with the acquisition in June 2009 of VGX Pharmaceuticals (the “Merger”), we acquired an 88% interest in VGX Animal Health and certain shares in VGX International, Inc. (“VGX Int’l”) (a publicly-traded company in South Korea). We consolidate VGX Pharmaceuticals and its subsidiary VGX Animal Health and record a non-controlling interest for the 12% of VGX Animal Health we do not own. Our investment in VGX Int’l, which is recorded as investment in affiliated entity within the condensed consolidated balance sheets is accounted for at fair value on a recurring basis, with changes in fair value recorded on the condensed consolidated statements of operations within loss from investment in affiliated entity. All intercompany accounts and transactions have been eliminated upon consolidation.

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

Reorganization

In July 2011, the Company completed liquidation of its inactive wholly-owned subsidiary Inovio Asia Pte. Ltd. (“IAPL”) and there was no impact on the Company’s financial position.

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Short-term Investments

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income/ (loss). The following is a summary of investments classified as available-for sale securities:

	Contractual Maturity (in years)	As of June 30, 2011
		Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Certificates of deposit	Less than 1	$5,766,000	$—	$(6,284)	$5,759,716

Total		$5,766,000	$—	$(6,284)	$5,759,716

	Contractual Maturity (in years)	As of December 31, 2010
		Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Certificates of deposit	Less than 1	$1,846,271	$—	$—	$1,846,271

Total		$1,846,271	$—	$—	$1,846,271

There were no realized gains or losses on our investments during the three and six months ended June 30, 2011 and 2010.

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

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011:

	Fair Value Measurements at June 30, 2011
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Unobservable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$29,054,863	$29,054,863	$—	$—
Certificates of deposit	5,759,716	—	5,759,716	—
Investment in affiliated entity	8,383,650	8,383,650	—	—

Total Assets	$43,198,229	$37,438,513	$5,759,716	$—

Liabilities:
Common stock warrants	$4,867,672	$—	$—	$4,867,672

Total Liabilities	$4,867,672	$—	$—	$4,867,672

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

Level 1 assets at June 30, 2011 and December 31, 2010 include money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investment in VGX Int’l, for which the fair value is based on the market value of 8,075,775 common shares on June 30, 2011 listed on the Korean Stock Exchange.

Level 2 assets at June 30, 2011 and December 31, 2010 include certificates of deposit held by the Company with maturities that range from 91 days to 12 months. The Company determines fair value through broker quotations with reasonable levels of price transparency. Certificates of deposit are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data.

There are no Level 3 assets as of June 30, 2011 or December 31, 2010.

Level 3 liabilities held as of June 30, 2011 and December 31, 2010 consist of common stock warrant liabilities associated with warrants to purchase the Company’s common stock issued in October 2006, August 2007, July 2009 and January 2011. If unexercised, the warrants will expire at various dates between October 2011 and January 2016.

There have been no transfers of assets or liabilities between the fair value measurement classifications.

As of June 30, 2011, the Company recorded a $4.9 million common stock warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. As a result of these calculations, the Company recorded a decrease of $4.9 million and $7.2 million for the three and six months ended June 30, 2011, respectively, and a decrease of $670,000 and $1.7 million for the three and six months ended June 30, 2010, respectively. The decrease in the fair value is reflected in the Company’s condensed consolidated statement of operations as a component of other income, net.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the six months ended June 30, 2011:

Balance at January 1, 2011	$370,926
Record fair value of warrants issued in January 2011 financing	11,727,372
Decrease in fair value included in other income, net	(7,230,626)

Balance at June 30, 2011	$4,867,672

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

8. Goodwill and Intangible Assets

In accordance with the guidance regarding goodwill and other intangible assets, the Company’s goodwill is not amortized, but is subject to an annual impairment test, which the Company performs as of November each year or sooner if indicators of impairment exist. The following sets forth the intangible assets by major asset class:

	Useful Life (Yrs)	June 30, 2011			December 31, 2010
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill(a)		$10,113,371	$—	$10,113,371	$10,113,371	$—	$10,113,371
Amortizing:
Patents	8 - 17	5,802,528	(4,345,029)	1,457,499	5,802,528	(4,151,955)	1,650,573
Licenses	8 - 17	1,323,761	(1,003,748)	320,013	1,323,761	(989,374)	334,387
CELLECTRA®(b)	5 - 11	8,106,270	(2,519,903)	5,586,367	8,106,270	(1,915,126)	6,191,144
GHRH(b)	11	335,314	(66,007)	269,307	335,314	(50,166)	285,148
Other(c)	18	4,050,000	(1,443,750)	2,606,250	4,050,000	(1,331,250)	2,718,750

Total intangible assets		19,617,873	(9,378,437)	10,239,436	19,617,873	(8,437,871)	11,180,002

Total goodwill and intangible assets		$29,731,244	$(9,378,437)	$20,352,807	$29,731,244	$(8,437,871)	$21,293,373

(a)	Goodwill was recorded from the Inovio AS acquisition in January 2005 and from the acquisition of VGX in June 2009 for $3.9 million and $6.2 million, respectively.
(b)	CELLECTRA® and GHRH are developed technologies that were recorded from the acquisition of VGX.
(c)	Other intangible assets represent the fair value of acquired contracts and intellectual property from the Inovio AS acquisition.

Aggregate amortization expense on intangible assets for the three and six months ended June 30, 2011 was $469,000 and $941,000, respectively. Aggregate amortization expense on intangible assets for the three and six months ended June 30, 2010 was $479,000 and $960,000, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $929,000 for the remainder of fiscal year 2011, $1.8 million for 2012, $1.8 million for 2013, $943,000 for 2014, and $870,000 for 2015.

9. Stockholders’ Equity

The following is a summary of the Company’s authorized and issued common and preferred stock as of June 30, 2011 and December 31, 2010:

	Authorized	Issued	Outstanding as of
			June 30, 2011	December 31, 2010
Common Stock, par $0.001	300,000,000	127,254,031	127,256,907	105,038,192
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	26	26
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	—	—

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Common Stock

In January 2011, the Company entered into investor purchase agreements with investors relating to the issuance and sale of (a) 21,130,400 shares of common stock, and (b) warrants to purchase a total of 10,565,200 shares of common stock with an exercise price of $1.40 per share, for an aggregate purchase price of approximately $24.3 million. The shares of common stock and warrants were sold in units, consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock, at a purchase price of $1.15 per unit. The Warrants have a five-year term from the date of issuance and are first exercisable commencing on the 180th day after the date of issuance. The Company may call the warrants if the closing bid price of the common stock has been at least $2.80 over 20 trading days and certain other conditions are met. The Company received net proceeds from the transaction of approximately $23.0 million, after deducting the placement agent’s fee and estimated offering expenses payable by the Company. The Company valued the registered warrants issued in connection with the January 2011 financing as of the issuance date using the Black Scholes pricing model and recorded a current liability on the condensed consolidated balance sheet of $11.7 million. The warrants were subsequently revalued as of June 30, 2011 to $4.8 million, and the Company recorded the decrease in fair value of $6.9 million within other income, net, on the condensed consolidated statement of operations for the six months ended June 30, 2011.

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

During the six months ended June 30, 2011, the Company sold a total of 1,028,905 shares of common stock under the ATM Agreement. The sales were made at a weighted average price of $1.35 per share with net proceeds to the Company of $1.4 million, after deducting commissions and other fees. As of June 30, 2011, the Company has sold a total of 3,023,577 shares of common stock under the ATM Agreement. The sales were made at a weighted average price of $1.25 per share with net proceeds to the Company of $3.7 million, after deducting commissions and other fees.

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

Upon the closing of the Merger in June 2009, an aggregate of 41,492,757 shares of the Company’s common stock were issued to the former stockholders of VGX, and an additional 18,794,187 shares of the Company’s common stock were reserved for issuance upon exercise of the assumed options and warrants and conversion of the principal of and maximum interest payable on the VGX convertible debt. In August 2009 the VGX convertible debt was automatically converted into 4,600,681 shares of the Company’s common stock. VGX warrants assumed were ten-year warrants to purchase an aggregate of 4,923,406 shares of the Company’s common stock with an exercise price ranging from $0.05 to $1.28 per share, expiring at various dates between March 25, 2013 and April 28, 2016. As of June 30, 2011, none of these warrants have been exercised.

The Company accounts for registered common stock warrants issued in October 2006, August 2007, July 2009 and January 2011 under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Warrants

The following table summarizes the warrants outstanding as of June 30, 2011:

	Total Warrants Outstanding
Issued in connection with:	Exercise Price	Number Outstanding	Expiration Date
January 2011 financing	$1.40	10,565,200	January 27, 2016
July 2009 financing	$3.38	333,333	July 1, 2014
Warrants assumed in June 2009 Merger	$0.05-$1.28	4,920,527	March 24, 2013- April 28, 2016
October 2006 financing	$2.87	2,364,394	October 13, 2011
August 2007 consulting services	$3.00	150,000	August 3, 2012

Total		18,333,454

In December 2010, warrants expired to purchase 3,462,451 shares of our common stock issued in connection with our December 2005 private placement.

In September 2010, warrants expired to purchase 150,000 shares of our common stock, which were issued in connection with a license agreement with the University of South Florida Research Foundation, Inc. (USF).

Stock Options

The Company has one active stock and cash-based incentive plan, the Amended and Restated 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees. The plan was adopted on March 31, 2007, approved by the stockholders on May 4, 2007, approved by the stockholders as amended on May 2, 2008, and approved by the stockholders as amended and restated on August 25, 2009 and May 14, 2010. On May 14, 2010 the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 2,000,000 shares and to provide that the aggregate number of shares available for grant under the plan will automatically increase on January 1 of each year beginning in 2011 by a number of shares equal to the lesser of (1) 2,055,331 shares or (2) such lesser number of shares as the Board of Directors may determine. On January 1, 2011 the number of securities available for future issuance increased by 2,055,331 shares. At June 30, 2011, the Incentive Plan reserved 7,805,331 shares of common stock for issuance upon exercise of incentive awards granted and to be granted at future dates. At June 30, 2011, the Company had 2,316,777 shares of common stock available for future grant under the plan, and 240,000 shares of vested restricted stock and options to purchase 4,933,341 shares of common stock outstanding under the plan. The awards granted and available for future grant under the Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The Incentive Plan terminates by its terms on March 31, 2017.

The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the Amended 2000 Stock Option Plan and the VGX Equity Compensation Plan, under which the Company had options to purchase 1,743,933 and 7,692,317 shares of common stock outstanding at June 30, 2011, respectively. The terms and conditions of the options outstanding under these plans remain unchanged.

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

The assumptions used to estimate the fair value of stock options granted for the three and six month periods ended June 30, 2011 and 2010 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Risk-free interest rate	1.16%-1.72%	1.64%	1.16%-1.89%	1.64%-2.65%
Expected volatility	134%	134%	134%	134%
Expected life in years	4	4	4	4
Dividend yield	—	—	—	—
Forfeiture rate	11%	13%	11%	13%

Total compensation cost for the Company’s stock plan that has been recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2011 was $248,000 and $1.2 million, respectively, of which $92,000 and $285,000 was included in research and development expenses and $156,000 and $865,000 was included in general and administrative expenses, respectively.

Total compensation cost for the Company’s stock plan that has been recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2010 was $168,000 and $461,000, respectively, of which $46,000 and $151,000 was included in research and development expenses and $122,000 and $310,000 was included in general and administrative expenses, respectively.

As of June 30, 2011, there was $1.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for Inovio stock options, which the Company expects to recognize over a weighted-average period of 2.0 years. All compensation expense related to Inovio stock options granted prior to the Merger was fully vested upon the Merger.

As of June 30, 2010, there was $1.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for Inovio stock options, which the Company expects to recognize over a weighted-average period of 2.1 years, as well as $54,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements from VGX stock options assumed in the Merger, which the Company expects to recognize over a weighted-average period of six months.

The weighted average grant date fair value per share was $0.73 and $0.79 for employee and director stock options granted during the three and six months ended June 30, 2011, respectively, and $0.95 and $0.93 for employee and director stock options granted during the three and six months ended June 30, 2010, respectively.

There was no restricted stock granted during the three and six months ended June 30, 2011 or 2010.

The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three and six months ended June 30, 2011 was $(79,000) and $1,000, respectively. Total stock-based compensation for options granted to non-employees for the three and six months ended June 30, 2010 was $5,000 and $141,000, respectively.

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

VGX AH, a majority owned subsidiary of VGX, has adopted a 2007 equity incentive plan for the issuance of options to employees and consultants. There were no options granted under this plan during the three and six months ended June 30, 2011 or 2010.

12. Comprehensive Loss

Comprehensive loss for the three and six months ended June 30, 2011 and June 30, 2010 includes net loss, unrealized loss on investments and foreign currency translation adjustments. A summary of the Company’s comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Comprehensive loss:
Net loss	$(2,837,271)	$(7,613,948)	$(5,259,325)	$(9,914,584)
Foreign currency translation adjustments	579	(1,519)	493	3,341
Unrealized loss on short-term investments	(4,679)	—	(6,284)	—

Comprehensive loss	$(2,841,371)	$(7,615,467)	$(5,265,116)	$(9,911,243)

13. Supplemental Disclosures of Cash Flow Information

	Six Months Ended June 30,
	2011	2010
Supplemental schedule of financing activities:
Interest paid	$—	$60,822

14. Related-Party Transactions

The Company conducts transactions with its affiliated entity, VGX Int’l.

In July 2011 the Company purchased an additional 145,000 shares of VGX Int’l at a price of approximately $0.71 per share in connection with a common stock rights offering, reducing its ownership percentage to approximately 16.1%.

On March 24, 2010, the Company entered into a Collaboration and License Agreement (the “VGX Int’l Agreement”) with VGX Int’l. Under the VGX Int’l Agreement, the Company granted VGX Int’l an exclusive license to Inovio’s SynCon® universal influenza vaccine delivered with electroporation to be developed in certain countries in Asia (the “Product”). As consideration for the license granted to VGX Int’l, the Company received payment of $3.0 million, and will receive research support, annual license maintenance fees and royalties on net Product sales. The Company recorded the $3.0 million as deferred revenue from affiliated entity, and will recognize it as revenue over the eight year expected period of the Company’s performance obligation. In addition, contingent upon achievement of clinical and regulatory milestones, the Company will receive development payments over the term of the VGX Int’l Agreement. The VGX Int’l Agreement also provides Inovio with exclusive rights to supply devices for clinical and commercial purposes (including single use components) to VGX Int’l for use in the Product. The term of the VGX Int’l Agreement commenced upon execution and will extend on a country by country basis until the last to expire of all Royalty Periods for the territory (as such term is defined in the VGX Int’l Agreement) for any Product in that country, unless the VGX Int’l Agreement is terminated earlier in accordance with its provisions as a result of breach, by mutual agreement, or by VGX Int’l’s right to terminate without cause upon prior written notice.

For the three and six months ended June 30, 2011, the Company recognized revenue from VGX Int’l of $105,000 and $199,000, respectively, which consisted of licensing fees. Operating expenses related to VGX Int’l for the three and six months ended June 30, 2011 include $1.1 million and $2.3 million, respectively, related to manufacturing and engineering services. At June 30, 2011 and December 31, 2010 we had an accounts receivable balance of $72,000 and $72,000, respectively, from VGX Int’l and its subsidiaries.

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the three and six months ended June 30, 2010, the Company recognized revenue from VGX Int’l of $119,000 and $126,000, respectively, which consisted of licensing fees. Operating expenses related to VGX Int’l for the three and six months ended June 30, 2010 include $618,000 and $751,000, respectively, related to manufacturing and engineering services.

For the three and six months ended June 30, 2010, the Company received sublease income from VGX Int’l of $55,000 and $110,000 for the facility in The Woodlands, TX, which offset the Company’s lease expense. In November 2010, this facility lease was transferred to a wholly-owned subsidiary of VGX Int’l.

In June 2011, Bryan Kim, a member of VGX Int’l’s board of directors and former president and chief executive officer of VGX Int’l, terminated his employment with the Company as Vice President of Asian operations. In September 2010, Young Park, a member of VGX Int’l’s board of directors, terminated his employment with the Company as general counsel. Mr. Park currently serves as president and chief executive officer of VGX Int’l.

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

The president and Chief Executive Officer of OncoSec previously served as the Company’s Vice President of Finance and Operations. Additionally, the Company’s Chairman, Avtar Dhillon, M.D., is also the non-executive Chairman of OncoSec.

At June 30, 2011 we had an accounts receivable balance of $18,000 from OncoSec.

The Company has received payment of $250,000 from OncoSec as of June 30, 2011 and will receive an additional $2.75 million in scheduled payments over a period of two years from the closing date and a royalty on any potential commercial product sales related to the SECTA technology if and when a product is approved. No receivable has been recorded for the $2.75 million due from OncoSec as collection of the funds is not reasonably assured. Pursuant to a cross-license agreement dated March 21, 2011, the Company obtained a fully paid-up, exclusive, worldwide license to certain of the SECTA technology patents in the field of gene or nucleic acids, outside of those encoding cytokines, delivered by electroporation. The Company also granted to OncoSec a non-exclusive, worldwide license to certain non-SECTA technology patents in the SECTA field for the following consideration:

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

General

We are engaged in the discovery, development, and delivery of a new generation of vaccines, called DNA vaccines, focused on cancers and infectious diseases. Our SynCon® technology enables the design of “universal” DNA-based vaccines capable of providing cross-protection against new, unmatched strains of pathogens such as influenza. Our electroporation DNA delivery technology uses brief, controlled electrical pulses to increase cellular DNA vaccine uptake. Initial human data has shown this method can safely and significantly increase gene expression and immune responses. Our clinical programs include HPV/cervical cancer (therapeutic), avian influenza (preventative), HCV and HIV vaccines. We are advancing preclinical research for a universal seasonal/pandemic influenza vaccine as well as other products. Our partners and collaborators include University of Pennsylvania, Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, Program for Appropriate Technology in Health/Malaria Vaccine Initiative (“PATH” or “MVI”), National Institute of Allergy and Infectious Diseases (“NIAID”), Merck, ChronTech, University of Southampton, United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”) and HIV Vaccines Trial Network (“HVTN”).

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

On March 24, 2010, we entered into our Agreement with VGX Int’l. Under the VGX Int’l Agreement, we granted VGX Int’l an exclusive license to the Product, i.e., Inovio’s SynCon® universal influenza vaccine delivered with electroporation to be developed in certain countries in Asia.

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

As of June 30, 2011, we had an accumulated deficit of $200.1 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment. Our discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. There have been no changes to our critical accounting policies during the three and six months ended June 30, 2011 other than the adoption of recent accounting pronouncements discussed below. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies include:

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

Valuation and Impairment Evaluations of Goodwill and Intangible Assets. Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. As of June 30, 2011, our intangible assets resulting from the acquisition of VGX and Inovio AS, and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $10.2 million. Intangible assets are amortized over their estimated useful lives ranging from 5 to 18 years. We are concurrently conducting Phase II, Phase I and pre-clinical trials using acquired intangibles, and we have entered into certain significant licensing agreements for use of these acquired intangibles.

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

The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, we reduce the carrying value of the intangible asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from our intangible assets will exceed the intangible assets’ carrying value, and accordingly, we have not recognized any impairment losses through June 30, 2011.

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

Accounting Standards Update 2009-13—In October 2009, the Financial Accounting Standards Board (the FASB) issued an Accounting Standard Update which replaces the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The amended guidance also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The updated guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We prospectively adopted the updated guidance on January 1, 2011 and will apply the amended guidance to revenue arrangements containing multiple deliverables that are entered into or significantly modified on or after January 1, 2011. We now allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available for a given unit of accounting. As we did not enter into any new collaborations or materially modify any existing collaborations, adoption of this guidance had no impact on our results of operations for the three and six months ended June 30, 2011.

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

Results of Operations

Revenue. We had total revenue of $2.4 million and $5.5 million for the three and six months ended June 30, 2011, respectively, as compared to $1.1 million and $2.5 million for the three and six months ended June 30, 2010, respectively. Revenue primarily consists of license fees, milestone revenue and grants and government contracts.

Revenue from license fees and milestone revenue was $132,000 and $252,000 for the three and six months ended June 30, 2011, respectively, as compared to $175,000 and $248,000 for the three and six months ended June 30, 2010, respectively. The decrease for the three-month period ended June 30, 2011, as compared to the comparable period in 2010, was mainly due to lower revenues recognized from various smaller license agreements. The increase for the six month period ended June 30, 2011, as compared to the comparable period in 2010, was mainly due to higher revenues recognized from the VGX Int’l Agreement entered into in March 2010, offset by lower revenues recognized from various smaller license agreements.

During the three and six months ended June 30, 2011, we recorded grant and miscellaneous revenue of $2.3 million and $5.3 million, respectively, as compared to $960,000 and $2.3 million for the three and six months ended June 30, 2010, respectively. The increase was primarily due to higher revenues recognized from our contract with the NIAID of $1.7 million and $4.5 million for the three and six months ended June 30, 2011 as compared to $945,000 and $1.8 million for the same periods in 2010, respectively. The NIAID contract, which was modified in September 2010, has an initial term of five years with two one-year options (period of performance is September 30, 2008 – September 29, 2015 including the two options). The current value of the contract for the five years is $24.6 million with option years six and seven valued at $1.3 million and $1.0 million, respectively, for a total potential value of $26.9 million, and will fund research and development for HIV DNA-based vaccines delivered via our proprietary electroporation system. These increases were also attributable to higher revenue recognized under our PATH Malaria Vaccine Initiative (“MVI”) contract of $282,000 and $399,000 for the three and six months ended June 30, 2011 as compared to $0 and $239,000 for the same periods in 2010, respectively. PATH is an international nonprofit organization funded by private donors. We have a research program and agreement with the PATH MVI to evaluate in a preclinical feasibility study our SynCon® DNA vaccine development platform to target antigens from Plasmodium species and deliver them intradermally using the CELLECTRA® electroporation device. The initial agreement with MVI was for $685,000 and was completed in February 2010. In September 2010 we entered into an amended agreement with PATH to further this study in non-human primates. The amended agreement has a total value of $804,000 and is expected to be completed by August 2011. These increases were also due to new revenue recognized during the three and six month periods ended June 30, 2011 from our subcontracts with Drexel University and the University of Pennsylvania as well as from our Small Business Innovation Research (“SBIR”) grant of $263,000 and $407,000, respectively. These increases were partially offset by no revenue recognized from the Department of Defense (“U.S. Army”) grant during the three and six months ended June 30, 2011 when compared to $0 and $200,000 for the same periods in 2010, respectively. The U.S. Army grant, which commenced in 2008, had a total value of $933,000 and was completed in May 2010. This project funded research and development of DNA-based vaccines delivered via our proprietary electroporation system and focused on identifying DNA vaccine candidates with the potential to provide rapid, robust immunity to protect against bio-warfare and bioterror attacks.

Research and Development Expenses. Research and development expenses for the three and six months ended June 30, 2011, were $4.5 million and $8.9 million, respectively, as compared to $3.1 million and $5.8 million for the three and six months ended June 30, 2010, respectively. The increase for the three-month period year over year, was primarily due to $989,000 in higher clinical trial costs including the initiation of the HPV Phase II study, $293,000 in higher costs related to work performed for the NIAID contract, $210,000 in higher compensation expense due to increased employee headcount as well as a $113,000 increase in inventory purchases in preparation for clinical trials. These increases were partially offset by a $529,000 decrease in expenses related to influenza studies, among other variances. The increase for the six-month period year over year, was primarily due to $2.2 million in higher clinical trial costs including the initiation of the HPV Phase II study, $580,000 in higher costs related to work performed for the NIAID contract, $314,000 in higher compensation expense due to increased employee headcount as well as a $161,000 increase in inventory purchases in preparation for clinical trials. These increases were partially offset by a $500,000 decrease in expenses related to influenza studies, among other variances.

General and Administrative Expenses. General and administrative expenses, which include business development expenses and the amortization of intangible assets, for the three and six months ended June 30, 2011, were $3.1 million and $6.4 million, respectively, as compared to $3.0 million and $6.1 million for the three and six months ended June 30, 2010, respectively. The increase for the three-month period year over year, was primarily due to a $390,000 increase in severance expenses as well as a $114,000 increase in legal and investor relations outside services. These increases were partially offset by a decrease in compensation expense, license maintenance fees and consultant stock compensation of $142,000, 149,000 and $94,000, respectively. The increase for the six-month period year over year, was primarily due to a $507,000 increase in severance expenses, a $550,000 increase in stock based compensation due to an increase in total options granted during the period and severance related stock option expense, and a $203,000 increase in legal and investor relations outside services. These increases were partially offset by a decrease in compensation expense, accounting fees, legal fees, and consultant stock compensation of $220,000, $134,000, $155,000 and $163,000, respectively.

Stock-based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee’s requisite service period. Total compensation cost for our stock plans for the three and six months ended June 30, 2011 was $248,000 and $1.2 million, respectively. From these amounts, $92,000 and $285,000 was included in research and development expenses and $156,000 and $865,000 was included in general and administrative expenses, for the three and six months ended June 30, 2011, respectively. Total compensation cost for our stock plans for the three and six months ended June 30, 2010 was $168,000 and $461,000 respectively. From these amounts, $46,000 and $151,000 was included in research and development expenses and $122,000 and $310,000 was included in general and administrative expenses, for the three and six months ended June 30, 2010, respectively. The increase was primarily due to a significant increase in total options granted during the periods in 2011 as well as severance related expense recognized in 2011.

Interest Income, net. Interest income, net, for the three and six months ended June 30, 2011 was $8,000 and $21,000 respectively, as compared to $14,000 and $48,000 for the three and six month ended June 30, 2010, respectively. The decrease was primarily due to a lower interest rate earned on our accounts.

Other Income, net. We recorded other income, net, for the three and six months ended June 30, 2011 of $4.9 million and $7.2 million, respectively, as compared to $676,000 and $1.7 million for the three and six months ended June 30, 2010, respectively. The increase was primarily due to the revaluation of registered common stock warrants issued by us in January 2011, as well as those issued in October 2006, August 2007 and July 2010. We are required to revalue the warrants at each balance sheet date to fair value. If unexercised, the warrants will expire at various dates between August 2011 and January 2016.

Gain (Loss) from investment in affiliated entity. Gain (loss) is a result of the change in the fair market value of the investment as of June 30, 2011.

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities and government grants.

Working Capital and Liquidity

As of June 30, 2011, we had working capital of $28.7 million, as compared to $16.4 million as of December 31, 2010. The increase in working capital during the six months ended June 30, 2011 was primarily due to the January 2011 financing. In January 2011, the Company entered into investor purchase agreements with investors relating to the issuance and sale of (a) 21,130,400 shares of common stock, and (b) warrants to purchase a total of 10,565,200 shares of common stock with an exercise price of $1.40 per share, for an aggregate purchase price of approximately $24.3 million. The shares of common stock and warrants were sold in units, consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock, at a purchase price of $1.15 per unit. The Company received net proceeds from the transaction of approximately $23.0 million, after deducting the placement agent’s fee and estimated offering expenses payable by the Company. This increase in working capital was partially offset by the $4.8 million valuation of the registered common stock warrants issued in connection with the January 2011 financing that are classified as a current liability on the consolidated balance sheet, as well as due to expenditures related to our research and development activities and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.

Net cash used in operating activities was $10.0 million and $7.8 million for the six months ended June 30, 2011 and 2010, respectively. The increase was primarily the result of the increased spending on clinical, engineering and other research and development activities to support our programs.

Net cash (used in) /provided by investing activities was $(3.8 million) and $3.5 million for the six months ended June 30, 2011 and 2010, respectively. The increase was primarily the result of timing differences in short-term investment purchases, sales and maturities.

Net cash provided by/ (used in) financing activities was $24.3 million and $(11.1 million) for the six months ended June 30, 2011 and 2010, respectively. The fluctuation was primarily due to the proceeds from our January 2011 financing as well as our At-The-Market Equity Distribution Agreement.

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

We initiated an At-The-Market Equity Distribution Agreement in August 2010 and raised $3.7 million net of expenses, as of June 30, 2011.

As of June 30, 2011, we had an accumulated deficit of $200.1 million. We have operated at a loss since 1994, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond the third quarter of 2013.

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

Foreign Currency Risk

We have operated primarily in the United States and most transactions during the three and six months ended June 30, 2011 have been made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investment in VGX Int’l, which is denominated in South Korean Won. We do not have any foreign currency hedging instruments in place.

Certain transactions related to us are denominated primarily in foreign currencies, including Euros, British Pounds, Canadian Dollars and South Korean Won. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets where we conduct business, including the impact of the existing crisis in the global financial markets in such countries and the impact on both the United States dollar and the noted foreign currencies.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced significant operating losses to date; as of June 30, 2011 our accumulated deficit was approximately $200.1 million. We have generated limited revenues, primarily consisting of license and grant revenue, and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based DNA vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.

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

Our results of operations could be materially affected by economic conditions generally, both in the United States and elsewhere around the world. Recently, concerns over inflation, the national debt and deficits, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining residential real estate market in the United States have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic recession. Domestic and international capital markets have also been experiencing heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of a continuing market downturn, our results of operations could be adversely affected. Our future cost of equity or debt capital and access to the capital markets could be adversely affected, and our stock price could decline. There may be disruption in or delay in the performance of our third-party contractors and suppliers. If our contractors, suppliers and partners are unable to satisfy their contractual commitments, our business could suffer. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current instability of financial institutions, we may experience losses on these deposits.

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

In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. Period to period comparisons are not indicative of future performance. The following factors, in addition to the other risk factors described in this quarterly report and our Form 10-K Annual Report for the year ended December 31, 2010, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:

•	developments concerning any research and development, clinical trials, manufacturing, and marketing efforts or collaborations;

•	fluctuating public or scientific interest in the potential for influenza pandemic or other applications for our vaccine or other product candidates;

•	our announcement of significant acquisitions, strategic collaborations, joint ventures or capital commitments;

•	fluctuations in our operating results

•	announcements of technological innovations;

•	new products or services that we or our competitors offer;

•	the initiation, conduct and/or outcome of intellectual property and/or litigation matters;

•	changes in financial or other estimates by securities analysts or other reviewers or evaluators of our business;

•	conditions or trends in bio-pharmaceutical or other healthcare industries;

•	regulatory developments in the United States and other countries;

•	negative perception of gene based therapy;

•	changes in the economic performance and/or market valuations of other biotechnology and medical device companies;

•	additions or departures of key personnel;

•	sales or other transactions involving our common stock;

•	sales or other transactions by executive officers or directors involving our common stock;

•	changes in accounting principles;

•	global unrest, terrorist activities, economic and other external factors, and stock market volatility and fluctuations; and

•	catastrophic weather and/or global disease pandemics.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

INOVIO PHARMACEUTICALS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inovio Pharmaceuticals, Inc.

Date: August 5, 2011	By:	/s/ J. JOSEPH KIM
J. Joseph Kim
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 5, 2011	By:	/s/ PETER KIES
Peter Kies
Chief Financial Officer
(Principal Financial and Accounting Officer