Form 10-Q
period 2011-09-30
INOVIO PHARMACEUTICALS, INC.
filed 2011-11-07
CIK 1055726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, was 127,268,682 as of October 26, 2011.

INOVIO PHARMACEUTICALS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2011

Part I. Financial Information

Item 1.	Financial Statements

INOVIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,302,689	$19,998,489
Short-term investments — certificates of deposit	5,763,535	1,846,271
Accounts receivable	426,948	32,887
Accounts receivable from affiliated entity	28,246	72,149
Prepaid expenses and other current assets	866,027	273,975
Prepaid expenses and other current assets from affiliated entity	346,262	653,436

Total current assets	32,733,707	22,877,207
Fixed assets, net	288,854	276,795
Intangible assets, net	9,773,176	11,180,002
Goodwill	10,113,371	10,113,371
Investment in affiliated entity	9,911,949	11,360,888
Common stock warrants	237,000	—
Other assets	208,262	259,128

Total assets	$63,266,319	$56,067,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,285,279	$3,410,610
Accounts payable and accrued expenses due to affiliated entity	606,755	1,680,947
Accrued clinical trial expenses	817,598	178,328
Common stock warrants	4,520,716	370,926
Deferred revenue	72,211	420,897
Deferred revenue from affiliated entity	401,042	375,000

Total current liabilities	9,703,601	6,436,708
Deferred revenue, net of current portion	81,853	72,780
Deferred revenue from affiliated entity, net of current portion	2,055,444	2,336,694
Deferred rent	68,280	67,112
Deferred tax liabilities	53,186	53,186

Total liabilities	11,962,364	8,966,480

Stockholders’ equity:
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Common stock	127,257	105,038
Additional paid-in capital	255,238,121	241,233,334
Accumulated deficit	(204,614,933)	(194,838,229)
Accumulated other comprehensive (loss)/income	(5,206)	2,850

Total Inovio Pharmaceuticals, Inc. stockholders’ equity	50,745,239	46,502,993
Non-controlling interest	558,716	597,918

Total stockholders’ equity	51,303,955	47,100,911

Total liabilities and stockholders’ equity	$63,266,319	$56,067,391

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
License fee and milestone revenue	$76,888	$39,330	$129,712	$161,825
License fee and milestone revenue from affiliated entity	106,250	93,750	305,208	219,556
Grant and miscellaneous revenue	2,454,423	1,075,563	7,727,669	3,335,510
Miscellaneous revenue from affiliated entity	—	67,900	—	67,900

Total revenue	2,637,561	1,276,543	8,162,589	3,784,791

Operating expenses:
Research and development	6,987,824	2,951,067	15,873,601	8,764,891
General and administrative	2,323,188	2,881,994	8,734,806	8,959,745
Gain on sale of assets	(337,000)	—	(587,000)	—

Total operating expenses	8,974,012	5,833,061	24,021,407	17,724,636

Loss from operations	(6,336,451)	(4,556,518)	(15,858,818)	(13,939,845)
Other income (expense):
Interest income, net	5,724	14,714	26,298	62,869
Other income, net	346,970	522,760	7,566,676	2,226,932
Gain/ (loss) from investment in affiliated entity	1,427,176	2,604,311	(1,550,062)	320,727

Net loss	(4,556,581)	(1,414,733)	(9,815,906)	(11,329,317)
Net loss attributable to non-controlling interest	14,649	4,585	39,202	9,045

Net loss attributable to Inovio Pharmaceuticals, Inc.	$(4,541,932)	$(1,410,148)	$(9,776,704)	$(11,320,272)

Loss per common share — basic and diluted:
Net loss per share attributable to Inovio Pharmaceuticals, Inc. stockholders	$(0.04)	$(0.01)	$(0.08)	$(0.11)

Weighted average number of common shares outstanding — basic and diluted	127,256,907	102,928,096	125,184,087	102,832,795

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Cash flows from operating activities:
Net loss	$(9,815,906)	$(11,329,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	101,905	143,308
Amortization of intangible assets	1,406,826	1,439,017
Change in value of common stock warrants	(7,577,582)	(2,264,795)
Change in value of short-term investments – auction rate securities	—	(3,152,470)
Change in value of auction rate security rights	—	3,145,156
Stock-based compensation	1,431,976	974,107
Interest income accrued on short term investments — certificates of deposit	6,271	—
Interest expense accrued on line of credit	—	61,152
Deferred rent	1,168	38,332
Loss/(gain) from investment in affiliated entity	1,550,062	(320,727)
Gain on sale of intangible assets	(587,000)	—
Loss on disposal of tangible assets	—	15,811
Changes in operating assets and liabilities:
Accounts receivable	(394,061)	80,552
Accounts receivable from affiliated entity	43,903	21,805
Prepaid expenses and other current assets	(592,052)	(3,454)
Prepaid expenses and other current assets from affiliated entity	307,174	(141,410)
Other assets	50,866	21,419
Accounts payable and accrued expenses	513,939	(368,291)
Accounts payable and accrued expenses due to affiliated entity	(1,074,192)	32,678
Deferred revenue	(339,613)	212,104
Deferred revenue from affiliated entity	(255,208)	2,805,444

Net cash used in operating activities	(15,221,524)	(8,589,579)

Cash flows from investing activities:
Purchase of short term investments — certificates of deposit	(5,768,000)	(8,009,934)
Sale of short term investments — certificates of deposit	1,840,000	3,900,000
Sale of short term investments — auction rate securities	—	13,550,000
Purchases of capital assets	(113,964)	(156,482)
Additional investment in affiliated entity	(101,123)	—
Proceeds from sale of intangible assets	350,000	—
Acquired intangible assets and other assets	—	(124,980)

Net cash (used in)/provided by investing activities	(3,793,087)	9,158,604

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	24,309,472	548,621
Proceeds from stock option and warrant exercises	12,930	143,051
Repayment of line of credit	—	(12,175,912)

Net cash provided by/(used in) financing activities	24,322,402	(11,484,240)
Effect of exchange rate changes on cash and cash equivalents	(3,591)	10,860

Increase/(Decrease) in cash and cash equivalents	5,304,200	(10,904,355)
Cash and cash equivalents, beginning of period	19,998,489	30,296,215

Cash and cash equivalents, end of period	$25,302,689	$19,391,860

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

Inovio Pharmaceuticals, Inc. (the “Company” or “Inovio”) is engaged in the discovery, development, and delivery of a new generation of vaccines, called DNA vaccines, focused on cancers and infectious diseases. The Company’s SynCon® technology enables the design of “universal” DNA-based vaccines capable of providing cross-protection against new, unmatched strains of pathogens such as influenza. The Company’s electroporation DNA delivery technology uses brief, controlled electrical pulses to increase cellular DNA vaccine uptake. Initial human data has shown this method can safely and significantly increase gene expression and immune responses. The Company’s clinical programs include human papillomavirus (“HPV”)/cervical cancer (therapeutic), avian influenza (preventative), hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”) vaccines. The Company is advancing preclinical research for a universal seasonal/pandemic influenza vaccine and other product candidates. The Company’s partners and collaborators include University of Pennsylvania, Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, Program for Appropriate Technology in Health/Malaria Vaccine Initiative (“PATH” or “MVI”), National Institute of Allergy and Infectious Diseases (“NIAID”), Merck, ChronTech, University of Southampton, United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”) and Department of Homeland Security (“DHS”).

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of September 30, 2011, condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2011 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events after the balance sheet date of September 30, 2011 through the date it filed these unaudited condensed consolidated financial statements with the SEC.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company incurred a net loss from operations of $4.5 million and $9.8 million, respectively, for the three and nine months ended September 30, 2011. The Company had working capital of $23.0 million and an accumulated deficit of $204.6 million as of September 30, 2011. The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. In January 2011, the Company closed a $24.3 million offering of its shares of common stock and warrants to purchase shares of common stock. The Company received net proceeds from the transaction of approximately $23.0 million, after deducting offering expenses. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These unaudited interim condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business. The Company’s unaudited interim condensed consolidated financial statements as of and for the period ended September 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

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

In September 2011, the FASB issued an update to the authoritative guidance on performing goodwill impairment testing. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required; otherwise, no further testing is required. The revised guidance does not change how goodwill is calculated or assigned to reporting units, does not revise the requirement to test goodwill annually for impairment, and does not amend the requirement to test goodwill for impairment between annual tests if events and circumstances warrant. The revised authoritative guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the potential impact the early adoption of this statement may have on its financial position and results of operations.

4. Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its domestic and foreign subsidiaries. In conjunction with the acquisition in June 2009 of VGX Pharmaceuticals (the “Merger”), the Company acquired an 88% interest in VGX Animal Health and certain shares in VGX International, Inc. (“VGX Int’l”) (a publicly-traded company in South Korea). The Company consolidates VGX Pharmaceuticals and its subsidiary VGX Animal Health and records a non-controlling interest for the 12% of VGX Animal Health it does not own. The Company’s investment in VGX Int’l, which is recorded as investment in affiliated entity within the condensed consolidated balance sheets is accounted for at fair value on a recurring basis, with changes in fair value recorded on the condensed consolidated statements of operations within gain/(loss) from investment in affiliated entity. All intercompany accounts and transactions have been eliminated upon consolidation.

Variable Interest Entities

In June 2009, the FASB issued authoritative guidance that requires companies to perform a qualitative analysis to determine whether a variable interest in another entity represents a controlling financial interest in a variable interest entity. A controlling financial interest in a variable interest entity is characterized by having both the power to direct the most significant activities of the entity and the obligation to absorb losses or the right to receive benefits of the entity. This guidance also requires on-going reassessments of variable interests based on changes in facts and circumstances. This guidance became effective for fiscal years beginning after November 15, 2009. The Company adopted the provisions of the guidance in the first quarter of 2010 and determined that none of the entities with which the Company currently conducts business and collaborations are variable interest entities, except VGXI (a wholly-owned subsidiary of VGX Int’l). The Company determined that VGX Int’l is the primary beneficiary to consolidate VGXI.

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

5. Short-term Investments

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income/ (loss). The following is a summary of investments classified as available-for sale securities:

	Contractual Maturity (in years)	As of September 30, 2011
		Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Certificates of deposit	Less than 1	$5,768,000	$—	$(4,465)	$5,763,535

Total		$5,768,000	$—	$(4,465)	$5,763,535

	Contractual Maturity (in years)	As of December 31, 2010
		Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Certificates of deposit	Less than 1	$1,846,271	$—	$—	$1,846,271

Total		$1,846,271	$—	$—	$1,846,271

There were no realized gains or losses on our investments during the three and nine months ended September 30, 2011 and 2010.

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

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011:

	Fair Value Measurements at September 30, 2011
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$19,452,441	$19,452,441	$—	$—
Certificates of deposit	5,763,535	—	5,763,535	—
Investment in affiliated entity	9,911,949	9,911,949	—	—
Common stock warrants	237,000	—	—	237,000

Total Assets	$35,364,925	$29,364,390	$5,763,535	$237,000

Liabilities:
Common stock warrants	$4,520,716	$—	$—	$4,520,716

Total Liabilities	$4,520,716	$—	$—	$4,520,716

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010:

	Fair Value Measurements at December 31, 2010
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$16,852,609	$16,852,609	$—	$—
Certificates of deposit	1,846,271	—	1,846,271	—
Investment in affiliated entity	11,360,888	11,360,888	—	—

Total Assets	$30,059,768	$28,213,497	$1,846,271	$—

Liabilities:
Common stock warrants	$370,926	$—	$—	$370,926

Total Liabilities	$370,926	$—	$—	$370,926

Level 1 assets at September 30, 2011 and December 31, 2010 include money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investment in VGX Int’l, for which the fair value is based on the market value of 8,220,775 common shares on September 30, 2011 and 8,075,775 common shares on December 31, 2010, listed on the Korean Stock Exchange.

Level 2 assets at September 30, 2011 and December 31, 2010 include certificates of deposit held by the Company with maturities that range from 91 days to 12 months. The Company determines fair value through broker quotations with reasonable levels of price transparency. Certificates of deposit are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data.

Level 3 assets at September 30, 2011 include a common stock purchase warrant received by the Company to purchase 1,000,000 shares of common stock of OncoSec Medical Incorporated (“OncoSec”), in connection with the September 2011 amendment to the Asset Purchase Agreement between the Company and OncoSec. The warrant received was a five-year warrant with an exercise price of $1.20 per share.

There are no Level 3 assets at December 31, 2010.

Level 3 liabilities held as of September 30, 2011 and December 31, 2010 consist of common stock warrant liabilities associated with warrants to purchase the Company’s common stock issued in October 2006, August 2007, July 2009 and January 2011. If unexercised, the warrants will expire at various dates between October 2011 and January 2016.

There have been no transfers of assets or liabilities between the fair value measurement classifications.

As of September 30, 2011, the Company recorded a long-term asset of $237,000 associated with the warrant received to purchase common stock of OncoSec at $1.20 per share. The Company valued the warrant as of the issuance date using the Black Scholes pricing model and recorded a $237,000 gain on sale of asset within the condensed consolidated statement of operations. Inputs used in the pricing model include estimates of OncoSec stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on publicly available historical data. The warrant will be revalued at each balance sheet date subsequent to the initial issuance and changes in the fair market value will be reflected in the condensed consolidated statement of operations as a component of other income, net .

There was no change in fair value of the Company’s total Level 3 financial assets for the nine months ended September 30, 2011 as shown in the following table:

Balance at January 1, 2011	$—
Record fair value of warrant received in September 2011	237,000

Balance at September 30, 2011	$237,000

As of September 30, 2011, the Company recorded a $4.5 million common stock warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. As a result of these calculations, the Company recorded a decrease of $347,000 and $7.6 million for the three and nine months ended September 30, 2011, respectively, and a decrease of $539,000 and $2.3 million for the three and nine months ended September 30, 2010, respectively. The decrease in the fair value is reflected in the Company’s condensed consolidated statement of operations as a component of other income, net.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the nine months ended September 30, 2011:

Balance at January 1, 2011	$370,926
Record fair value of warrants issued in January 2011 financing	11,727,372
Decrease in fair value included in other income, net	(7,577,582)

Balance at September 30, 2011	$4,520,716

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

8. Goodwill and Intangible Assets

In accordance with the guidance regarding goodwill and other intangible assets, the Company’s goodwill is not amortized, but is subject to an annual impairment test, which the Company performs as of November each year or sooner if indicators of impairment exist. The following sets forth the intangible assets by major asset class:

	Useful Life (Yrs)	September 30, 2011			December 31, 2010
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill(a)		$10,113,371	$—	$10,113,371	$10,113,371	$—	$10,113,371
Amortizing:
Patents	8 - 17	5,802,528	(4,437,543)	1,364,985	5,802,528	(4,151,955)	1,650,573
Licenses	8 - 17	1,323,761	(1,010,935)	312,826	1,323,761	(989,374)	334,387
CELLECTRA®(b)	5 - 11	8,106,270	(2,822,291)	5,283,979	8,106,270	(1,915,126)	6,191,144
GHRH(b)	11	335,314	(73,928)	261,386	335,314	(50,166)	285,148
Other(c)	18	4,050,000	(1,500,000)	2,550,000	4,050,000	(1,331,250)	2,718,750

Total intangible assets		19,617,873	(9,844,697)	9,773,176	19,617,873	(8,437,871)	11,180,002

Total goodwill and intangible assets		$29,731,244	$(9,844,697)	$19,886,547	$29,731,244	$(8,437,871)	$21,293,373

(a)	Goodwill was recorded from the Inovio AS acquisition in January 2005 and from the acquisition of VGX in June 2009 for $3.9 million and $6.2 million, respectively.
(b)	CELLECTRA® and GHRH are developed technologies that were recorded from the acquisition of VGX.
(c)	Other intangible assets represent the fair value of acquired contracts and intellectual property from the Inovio AS acquisition.

Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2011 was $466,000 and $1.4 million, respectively. Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2010 was $479,000 and $1.4 million, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $463,000 for the remainder of fiscal year 2011, $1.8 million for 2012, $1.8 million for 2013, $943,000 for 2014, $870,000 for 2015 and $815,000 for 2016.

9. Stockholders’ Equity

The following is a summary of the Company’s authorized and issued common and preferred stock as of September 30, 2011 and December 31, 2010:

	Authorized	Issued	Outstanding as of
			September 30, 2011	December 31, 2010
Common Stock, par $0.001	300,000,000	127,254,031	127,256,907	105,038,192
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	26	26
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	—	—

Common Stock

In January 2011, the Company entered into investor purchase agreements with investors relating to the issuance and sale of (a) 21,130,400 shares of common stock, and (b) warrants to purchase a total of 10,565,200 shares of common stock with an exercise price of $1.40 per share, for an aggregate purchase price of approximately $24.3 million. The shares of common stock and warrants were sold in units, consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock, at a purchase price of $1.15 per unit. The Warrants have a five-year term from the date of issuance and are first exercisable commencing on the 180th day after the date of issuance. The Company may call the warrants if the closing bid price of the common stock has been at least $2.80 over 20 trading days and certain other conditions are met. The Company received net proceeds from the transaction of approximately $23.0 million, after deducting the placement agent’s fee and estimated offering expenses payable by the Company. The Company valued the registered warrants issued in connection with the January 2011 financing as of the issuance date using the Black Scholes pricing model and recorded a current liability on the condensed consolidated balance sheet of $11.7 million. The warrants were subsequently revalued as of September 30, 2011 to $4.4 million, and the Company recorded the decrease in fair value of $7.3 million within other income, net, on the condensed consolidated statement of operations for the nine months ended September 30, 2011.

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

During the nine months ended September 30, 2011, the Company sold a total of 1,028,905 shares of common stock under the ATM Agreement. The sales were made at a weighted average price of $1.35 per share with net proceeds to the Company of $1.4 million, after deducting commissions and other fees. As of September 30, 2011, the Company has sold a total of 3,023,577 shares of common stock under the ATM Agreement. The sales were made at a weighted average price of $1.25 per share with net proceeds to the Company of $3.7 million, after deducting commissions and other fees.

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

Upon the closing of the Merger in June 2009, an aggregate of 41,492,757 shares of the Company’s common stock were issued to the former stockholders of VGX, and an additional 18,794,187 shares of the Company’s common stock were reserved for issuance upon exercise of the assumed options and warrants and conversion of the principal of and maximum interest payable on the VGX convertible debt. In August 2009 the VGX convertible debt was automatically converted into 4,600,681 shares of the Company’s common stock. VGX warrants assumed were ten-year warrants to purchase an aggregate of 4,923,406 shares of the Company’s common stock with an exercise price ranging from $0.05 to $1.28 per share, expiring at various dates between March 25, 2013 and April 28, 2016. As of September 30, 2011, none of these warrants have been exercised.

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

The following table summarizes the warrants outstanding as of September 30, 2011:

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

Stock Options

The Company has one active stock and cash-based incentive plan, the Amended and Restated 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees. The plan was adopted on March 31, 2007, approved by the stockholders on May 4, 2007, approved by the stockholders as amended on May 2, 2008, and approved by the stockholders as amended and restated on August 25, 2009 and May 14, 2010. On May 14, 2010 the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 2,000,000 shares and to provide that the aggregate number of shares available for grant under the plan will automatically increase on January 1 of each year beginning in 2011 by a number of shares equal to the lesser of (1) 2,055,331 shares or (2) such lesser number of shares as the Board of Directors may determine. On January 1, 2011 the number of securities available for future issuance increased by 2,055,331 shares. At September 30, 2011, the Incentive Plan reserved 7,805,331 shares of common stock for issuance upon exercise of incentive awards granted and to be granted at future dates. At September 30, 2011, the Company had 2,266,790 shares of common stock available for future grant under the plan, and 240,000 shares of vested restricted stock and options to purchase 4,983,341 shares of common stock outstanding under the plan. The awards granted and available for future grant under the Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The Incentive Plan terminates by its terms on March 31, 2017.

The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the Amended 2000 Stock Option Plan and the VGX Equity Compensation Plan, under which the Company had options to purchase 1,743,933 and 7,692,317 shares of common stock outstanding at September 30, 2011, respectively. The terms and conditions of the options outstanding under these plans remain unchanged.

10. Net loss per share

Basic loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated in accordance with the treasury stock method and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Since the effect of the assumed exercise of common stock options and warrants was anti-dilutive for the periods presented in 2011 and 2010, there is no difference between basic and diluted loss per share.

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

The assumptions used to estimate the fair value of stock options granted for the three and nine month periods ended September 30, 2011 and 2010 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	0.57%-1.32%	1.09%-1.37%	0.57%-1.89%	1.09%-2.65%
Expected volatility	132%	134%	132%-134%	134%
Expected life in years	4	4	4	4
Dividend yield	—	—	—	—
Forfeiture rate	11%	13%	11%	13%

Total compensation cost for the Company’s stock plan that has been recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2011 was $261,000 and $1.4 million, respectively, of which $103,000 and $388,000 was included in research and development expenses and $158,000 and $1.0 million was included in general and administrative expenses, respectively.

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

As of September 30, 2011, there was $1.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for Inovio stock options, which the Company expects to recognize over a weighted-average period of 1.9 years. All compensation expense related to Inovio stock options granted prior to the Merger was fully vested upon the Merger.

As of September 30, 2010, there was $1.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for Inovio stock options, which the Company expects to recognize over a weighted-average period of 1.9 years, as well as $15,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements from VGX stock options assumed in the Merger, which the Company expects to recognize over a weighted-average period of ten months.

The weighted average grant date fair value per share was $0.53 and $0.91 for employee and director stock options granted during the three and nine months ended September 30, 2011, respectively, and $0.83 and $0.93 for employee and director stock options granted during the three and nine months ended September 30, 2010, respectively.

There was no restricted stock granted during the three and nine months ended September 30, 2011 or 2010.

The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three and nine months ended September 30, 2011 was $21,000 and $22,000, respectively. Total stock-based compensation for options granted to non-employees for the three and nine months ended September 30, 2010 was $106,000 and $247,000, respectively.

VGX Animal Health, a majority owned subsidiary of VGX, has adopted a 2007 equity incentive plan for the issuance of options to employees and consultants. There were no options granted under this plan during the three and nine months ended September 30, 2011 or 2010.

12. Comprehensive Loss

Comprehensive loss for the three and nine months ended September 30, 2011 and September 30, 2010 includes net loss, unrealized gain/(loss) on investments and foreign currency translation adjustments. A summary of the Company’s comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Comprehensive loss:
Net loss	$(4,556,581)	$(1,414,733)	$(9,815,906)	$(11,329,317)
Foreign currency translation adjustments	(4,084)	7,519	(3,591)	10,860
Unrealized gain/(loss) on short-term investments	1,819	—	(4,465)	—

Comprehensive loss	$(4,558,846)	$(1,407,214)	$(9,823,962)	$(11,318,457)

13. Supplemental Disclosures of Cash Flow Information

	Nine Months Ended September 30,
	2011	2010
Supplemental schedule of financing activities:
Interest paid	$—	$61,152

14. Related-Party Transactions

The Company conducts transactions with its affiliated entity, VGX Int’l.

In July 2011 the Company purchased an additional 145,000 shares of VGX Int’l at a price of approximately $0.71 per share in connection with a common stock rights offering. The rights offering, however, reduced the Company’s ownership percentage to approximately 16.1%.

On October 7, 2011, the Company entered into a Collaborative Development and License Agreement (the “Agreement”) with VGX Int’l. Under the Agreement, the Company and VGX Int’l will co-develop the Company’s SynCon ® therapeutic vaccines for hepatitis B and C infections (the “Products”). Under the terms of the agreement, VGX Int’l will receive marketing rights for the Products in Asia, excluding Japan, and in return will fully fund IND-enabling and initial Phase I and II clinical studies with respect to the Products. The Company will receive from VGX Int’l payments based on the achievement of clinical milestones and royalties based on sales of the Products in the licensed territories, retaining all commercial rights to the Products in all other territories.

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

For the three and nine months ended September 30, 2011, the Company recognized revenue from VGX Int’l of $106,000 and $305,000, respectively, which consisted of licensing fees. Operating expenses related to VGX Int’l for the three and nine months ended September 30, 2011 include $2.5 million and $4.9 million, respectively, related to manufacturing and engineering services. At September 30, 2011 and December 31, 2010 we had an accounts receivable balance of $10,000 and $72,000, respectively, from VGX Int’l and its subsidiaries.

For the three and nine months ended September 30, 2010, the Company recognized revenue from VGX Int’l of $162,000 and $287,000, respectively, which consisted of licensing fees. Operating expenses related to VGX Int’l for the three and nine months ended September 30, 2010 include $519,000 and $1.3 million, respectively, related to manufacturing and engineering services.

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

At September 30, 2011 we had an accounts receivable balance of $18,000 from OncoSec.

The Company has received payment of $350,000 from OncoSec as of September 30, 2011 and will receive an additional $2.65 million in scheduled payments over a period of two years from the closing date and a royalty on any potential commercial product sales related to the SECTA technology if and when a product is approved. No receivable has been recorded for the $2.65 million due from OncoSec as collection of the funds is not reasonably assured.

On September 28, 2011 the Company signed an amended agreement with OncoSec extending the term of the second payment owed to the Company in exchange for a warrant to purchase 1,000,000 shares of common stock of OncoSec. The warrant received was a five-year warrant with an exercise price of $1.20 per share. (See Note 6 for further discussion.)

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: our history of losses; our lack of products that have received regulatory approval; uncertainties inherent in clinical trials and product development programs, including but not limited to the fact that pre-clinical and clinical results may not be indicative of results achievable in other trials or for other indications, that the studies or trials may not be successful or achieve desired results, that pre-clinical studies and clinical trials may not commence or be completed in the time periods anticipated, that results from one study may not necessarily be reflected or supported by the results of other similar studies, that results from an animal study may not be indicative of results achievable in human studies, that clinical testing is expensive and can take many years to complete, that the outcome of any clinical trial is uncertain and failure can occur at any time during the clinical trial process, and that our electroporation technology and DNA vaccines may fail to show the desired safety and efficacy traits in clinical trials; the availability of funding; the ability to manufacture vaccine candidates; the availability or potential availability of alternative therapies or treatments for the conditions targeted by us or our collaborators, including alternatives that may be more efficacious or cost-effective than any therapy or treatment that we and our collaborators hope to develop; whether our proprietary rights are enforceable or defensible or infringe or allegedly infringe on rights of others or can withstand claims of invalidity; and the impact of government healthcare proposals.

General

We are engaged in the discovery, development, and delivery of a new generation of vaccines, called DNA vaccines, focused on cancers and infectious diseases. Our SynCon® technology enables the design of “universal” DNA-based vaccines capable of providing cross-protection against new, unmatched strains of pathogens such as influenza. Our electroporation DNA delivery technology uses brief, controlled electrical pulses to increase cellular DNA vaccine uptake. Initial human data has shown this method can safely and significantly increase gene expression and immune responses. Our clinical programs include HPV/cervical cancer (therapeutic), avian influenza (preventative), HCV and HIV vaccines. We are advancing preclinical research for a universal seasonal/pandemic influenza vaccine as well as other products. Our partners and collaborators include University of Pennsylvania, Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, Program for Appropriate Technology in Health/Malaria Vaccine Initiative (“PATH” or “MVI”), National Institute of Allergy and Infectious Diseases (“NIAID”), Merck, ChronTech, University of Southampton, United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”) and Department of Homeland Security (“DHS”).

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

Recent Developments

On October 7, 2011, we entered into a Collaborative Development and License Agreement (the “Agreement”) with VGX Int’l. Under the Agreement, we will co-develop with VGX Int’l our SynCon® therapeutic vaccines for hepatitis B and C infections (the “Products”). Under the terms of the agreement, VGX Int’l will receive marketing rights for the Products in Asia, excluding Japan, and in return will fully fund IND-enabling and initial Phase I and II clinical studies with respect to the Products. We will receive from VGX Int’l payments based on the achievement of clinical milestones and royalties based on sales of the Products in the licensed territories, retaining all commercial rights to the Products in all other territories.

On September 27, 2011, we entered into a Cooperative Research and Development Agreement (CRADA) with the United States Department of Homeland Security (DHS) Science and Technology Directorate Plum Island Animal Disease Center. This collaboration will evaluate the efficacy of Inovio’s SynCon® vaccines for foot & mouth disease (FMD) in important animal models including cattle, sheep, and pigs.

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

As of September 30, 2011, we had an accumulated deficit of $204.6 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment. Our discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. There have been no changes to our critical accounting policies during the three and nine months ended September 30, 2011 other than the adoption of recent accounting pronouncements discussed below. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies include:

Revenue Recognition.

Grant revenue

We receive non-refundable grants under available government programs. Government grants towards current expenditures are recorded as revenue when there is reasonable assurance that we have complied with all conditions necessary to receive the grants, collectability is reasonably assured, and as the expenditures are incurred.

License fee and milestone revenue

We have adopted a strategy of co-developing or licensing our gene delivery technology for specific genes or specific medical indications. Accordingly, we have entered into collaborative research and development agreements and have received funding for pre-clinical research and clinical trials. Prior to the adoption of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, we recorded payments under these agreements, which are non-refundable, as revenue as the related research expenditures were incurred pursuant to the terms of the agreements and provided collectability was reasonably assured.

For new collaborative agreements or material modifications of existing collaborative agreements entered into after December 31, 2010, we follow the provisions of ASU No. 2009-13. In order to account for the multiple-element arrangements, we identify the deliverables included within the agreement and evaluate which deliverables represent units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. A delivered item is considered a separate unit of accounting when the delivered item has value to the collaborator on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement.

Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (“VSOE”), of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement.

Upfront license fee payments are recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered items, the relative selling price allocation of the license is equal to or exceeds the upfront license fee, persuasive evidence of an arrangement exists, our price to the collaborator is fixed or determinable, and collectability is reasonably assured. Upfront license fee payments are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period.

Prior to the adoption of ASU No. 2010-17, Revenue Recognition (Topic 605): Milestone Method of Revenue Recognition (“Milestone Method”), we recognized non-refundable milestone payments upon the achievement of specified milestones upon which we had earned the milestone payment, provided the milestone payment was substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement. We deferred payments for milestone events that were reasonably assured and recognized them ratably over the minimum remaining period of our performance obligations. Payments for milestones that were not reasonably assured were treated as the culmination of a separate earnings process and were recognized as revenue when the milestones were achieved.

Effective January 1, 2011, we adopted on a prospective basis the Milestone Method of ASU No. 2010-17. Under the Milestone Method, we will recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following criteria:

1.	The consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone,

2.	The consideration relates solely to past performance, and

3.	The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company.

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

Valuation and Impairment Evaluations of Goodwill and Intangible Assets. Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. As of September 30, 2011, our intangible assets resulting from the acquisition of VGX and Inovio AS, and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $9.8 million. Intangible assets are amortized over their estimated useful lives ranging from 5 to 18 years. We are concurrently conducting Phase II, Phase I and pre-clinical trials using acquired intangibles, and we have entered into certain significant licensing agreements for use of these acquired intangibles.

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

The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, we reduce the carrying value of the intangible asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from our intangible assets will exceed the intangible assets’ carrying value, and accordingly, we have not recognized any impairment losses through September 30, 2011.

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

Accounting Standards Update 2009-13—In October 2009, the FASB issued an Accounting Standard Update which replaces the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The amended guidance also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The updated guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We prospectively adopted the updated guidance on January 1, 2011 and will apply the amended guidance to revenue arrangements containing multiple deliverables that are entered into or significantly modified on or after January 1, 2011. We now allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available for a given unit of accounting. As we did not enter into any new collaborations or materially modify any existing collaborations, adoption of this guidance had no impact on our results of operations for the three and nine months ended September 30, 2011.

Accounting Standards Update 2010-17—Effective January 1, 2011, we adopted the FASB’s revised authoritative guidance for research and development milestone recognition. The revised guidance is not required and does not represent the only acceptable method of revenue recognition. Milestones, as defined per the revised guidance, are (1) events that can only be achieved in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting in the entity’s performance (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) that would result in additional payments being due to us. We evaluate events under this guidance at the inception of an arrangement to determine the existence of milestones and if they are substantive. The adoption of the revised guidance has not had a material impact on our results of operations as it is consistent with our historical practice of milestone revenue recognition.

Results of Operations

Revenue. We had total revenue of $2.6 million and $8.2 million for the three and nine months ended September 30, 2011, respectively, as compared to $1.3 million and $3.8 million for the three and nine months ended September 30, 2010, respectively. Revenue primarily consists of license fees, milestone revenue and grants and government contracts.

Revenue from license fees and milestone revenue was $183,000 and $435,000 for the three and nine months ended September 30, 2011, respectively, as compared to $133,000 and $381,000 for the three and nine months ended September 30, 2010, respectively. The increase for the three-month period ended September 30, 2011, as compared to the comparable period in 2010, was mainly due to higher revenues recognized from the VGX Int’l Agreement entered into in March 2010 and various smaller license agreements. The increase for the nine-month period ended September 30, 2011, as compared to the comparable period in 2010, was mainly due to higher revenues recognized from the VGX Int’l Agreement entered into in March 2010, offset by lower revenues recognized from various smaller license agreements.

During the three and nine months ended September 30, 2011, we recorded grant and miscellaneous revenue of $2.5 million and $7.7 million, respectively, as compared to $1.1 million and $3.4 million for the three and nine months ended September 30, 2010, respectively. The increase was primarily due to higher revenues recognized from our contract with the NIAID of $1.9 million and $6.4 million for the three and nine months ended September 30, 2011 as compared to $895,000 and $2.7 million for the same periods in 2010, respectively. The NIAID contract, which was modified in September 2011, has an initial term of five years with two one-year options (period of performance is September 30, 2008 – September 29, 2015 including the two options). The current value of the contract for the five years is $23.0 million with option years six and seven valued at $1.3 million and $1.0 million, respectively, for a total potential value of $25.3 million, and will fund research and development for HIV DNA-based vaccines delivered via our proprietary electroporation system. These increases were also attributable to higher revenue recognized under our PATH Malaria Vaccine Initiative (“MVI”) contract of $316,000 and $715,000 for the three and nine months ended September 30, 2011 as compared to $0 and $239,000 for the same periods in 2010, respectively. PATH is an international nonprofit organization funded by private donors. We have a research program and agreement with the PATH MVI to evaluate in a preclinical feasibility study our SynCon® DNA vaccine development platform to target antigens from Plasmodium species and deliver them intradermally using the CELLECTRA® electroporation device. The initial agreement with MVI was for $685,000 and was completed in February 2010. In September 2010 we entered into an amended agreement with PATH to further this study in non-human primates. The amended agreement had a total value of $804,000 and was completed in August 2011. These increases were also due to new revenue recognized during the three-and nine-month periods ended September 30, 2011 from our subcontracts with Drexel University and the University of Pennsylvania as well as from our Small Business Innovation Research (“SBIR”) grant of $254,000 and $660,000, respectively. These increases were partially offset by no revenue recognized from the Department of Defense (“U.S. Army”) grant during the three and nine months ended September 30, 2011 when compared to $173,000 and $373,000 for the same periods in 2010, respectively. The U.S. Army grant, which commenced in 2008, had a total value of $933,000 and was completed in May 2010. This project funded research and development of DNA-based vaccines delivered via our proprietary electroporation system and focused on identifying DNA vaccine candidates with the potential to provide rapid, robust immunity to protect against bio-warfare and bioterror attacks.

Research and Development Expenses. Research and development expenses for the three and nine months ended September 30, 2011, were $7.0 million and $15.9 million, respectively, as compared to $3.0 million and $8.8 million for the three and nine months ended September 30, 2010, respectively. The increase for the three-month period year over year, was primarily due to $1.9 million in higher clinical trial costs including the initiation of the HPV Phase II study, $700,000 in higher costs related to work performed for the NIAID contract, $607,000 in higher outside service expense related to various research and development projects, $394,000 in higher compensation and related expenses due to increased employee headcount, and $193,000 in higher engineering and laboratory supplies purchased. These increases were partially offset by a $158,000 decrease in consulting expense related to our US Army grant and other services, among other variances. The increase for the nine-month period year over year, was primarily due to $4.2 million in higher clinical trial costs including the initiation of the HPV Phase II study, $1.3 million in higher costs related to work performed for the NIAID contract, $766,000 in higher outside services related to other research and development projects, as well as $764,000 in higher compensation and related expenses due to increased employee headcount. These increases were partially offset by a $311,000 decrease in consulting expense related to our US Army grant and other services, among other variances.

General and Administrative Expenses. General and administrative expenses, which include business development expenses and the amortization of intangible assets, for the three and nine months ended September 30, 2011, were $2.3 million and $8.7 million, respectively, as compared to $2.9 million and $9.0 million for the three and nine months ended September 30, 2010, respectively. The decrease for the three-month period year over year was primarily due to a decrease in accounting fees, compensation and related expenses, employee and consultant stock-based compensation, and legal and investor relations outside services of $146,000, $218,000, $127,000 and $53,000, respectively, among other variances. The decrease for the nine-month period year over year was primarily due to a decrease in compensation and related expenses, accounting fees, consultant stock-based compensation, legal fees, and license maintenance fees and other investor relations outside services of $544,000, $280,000, $255,000 , $179,000 and $190,000, respectively. These decreases were partially offset by a $469,000 increase in severance expenses, a $515,000 increase in employee stock based compensation due to an increase in total options granted during the period and severance related stock option expense, and a $315,000 increase in contract labor expenses, among other variances.

Stock-based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee’s requisite service period. Total compensation cost for our stock plans for the three and nine months ended September 30, 2011 was $261,000 and $1.4 million, respectively. From these amounts, $103,000 and $388,000 was included in research and development expenses and $158,000 and $1.0 million was included in general and administrative expenses, for the three and nine months ended September 30, 2011, respectively. Total compensation cost for our stock plans for the three and nine months ended September 30, 2010 was $266,000 and $727,000 respectively. From these amounts, $75,000 and $226,000 was included in research and development expenses and $191,000 and $501,000 was included in general and administrative expenses, for the three and nine months ended September 30, 2010, respectively. The slight decrease for the three-month period year over year was primarily due to a lower valuation of the employee stock options granted during the period. The increase for the nine-month period year over year was primarily due to a significant increase in total options granted during the period in 2011 as well as severance related stock-based compensation expense recognized in 2011.

Interest Income, net. Interest income, net, for the three and nine months ended September 30, 2011 was $6,000 and $26,000 respectively, as compared to $15,000 and $63,000 for the three and nine month ended September 30, 2010, respectively. The decrease was primarily due to a lower interest rate earned on our accounts.

Other Income, net. We recorded other income, net, for the three and nine months ended September 30, 2011 of $347,000 and $7.6 million, respectively, as compared to $523,000 and $2.2 million for the three and nine months ended September 30, 2010, respectively. The variances for the three-and nine-month period year over year were primarily due to the revaluation of registered common stock warrants issued by us in January 2011, as well as those issued in October 2006, August 2007 and July 2010. We are required to revalue the warrants at each balance sheet date to fair value. If unexercised, the warrants will expire at various dates between October 2011 and January 2016.

Gain (Loss) from investment in affiliated entity. Gain (loss) is a result of the change in the fair market value of the investment as of September 30, 2011.

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities and government grants.

Working Capital and Liquidity

As of September 30, 2011, we had working capital of $23.0 million, as compared to $16.4 million as of December 31, 2010. The increase in working capital during the nine months ended September 30, 2011 was primarily due to the January 2011 financing. In January 2011, the Company entered into investor purchase agreements with investors relating to the issuance and sale of (a) 21,130,400 shares of common stock, and (b) warrants to purchase a total of 10,565,200 shares of common stock with an exercise price of $1.40 per share, for an aggregate purchase price of approximately $24.3 million. The shares of common stock and warrants were sold in units, consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock, at a purchase price of $1.15 per unit. The Company received net proceeds from the transaction of approximately $23.0 million, after deducting the placement agent’s fee and estimated offering expenses payable by the Company. This increase in working capital was partially offset by the $4.4 million valuation of the registered common stock warrants issued in connection with the January 2011 financing that are classified as a current liability on the consolidated balance sheet, as well as due to expenditures related to our research and development activities and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.

Net cash used in operating activities was $15.3 million and $8.6 million for the nine months ended September 30, 2011 and 2010, respectively. The increase was primarily the result of the increased spending on clinical, engineering and other research and development activities to support our programs.

Net cash (used in) /provided by investing activities was $(3.7 million) and $9.2 million for the nine months ended September 30, 2011 and 2010, respectively. The increase was primarily the result of timing differences in short-term investment purchases, sales and maturities.

Net cash provided by/ (used in) financing activities was $24.3 million and $(11.5 million) for the nine months ended September 30, 2011 and 2010, respectively. The fluctuation was primarily due to the proceeds from our January 2011 financing and At-The-Market Equity Distribution Agreement as well as repayment of our line of credit during 2010.

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

We initiated an At-The-Market Equity Distribution Agreement in August 2010 and raised $3.7 million net of expenses, as of September 30, 2011.

As of September 30, 2011, we had an accumulated deficit of $204.6 million. We have operated at a loss since 1994, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs beyond the second quarter of 2013.

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

Foreign Currency Risk

We have operated primarily in the United States and most transactions during the three and nine months ended September 30, 2011 have been made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investment in VGX Int’l, which is denominated in South Korean Won. We do not have any foreign currency hedging instruments in place.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced significant operating losses to date; as of September 30, 2011 our accumulated deficit was approximately $204.6 million. We have generated limited revenues, primarily consisting of license and grant revenue, and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based DNA vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our electroporation equipment, product candidates or future development programs;

•	expenses related to corporate transactions, including ones not fully completed;

•	addition or termination of clinical trials or funding support;

•	any intellectual property infringement lawsuit in which we may become involved;

•	any legal claims that may be asserted against us or any of our officers;

•	regulatory developments affecting our electroporation equipment and product candidates or those of our competitors;

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements; and

•	if any of our products receives regulatory approval, the levels of underlying demand for our products.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Document

10.1	Collaborative Development and License Agreement dated as of October 7, 2011 between VGI International, Inc. and Inovio Pharmaceuticals, Inc.**

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	The Company has applied with the Secretary of the Securities and Exchange Commission requesting confidential treatment of certain information pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. A copy of the exhibit including all confidential portions has been submitted separately with the confidential treatment application.

INOVIO PHARMACEUTICALS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inovio Pharmaceuticals, Inc.

Date: November 7, 2011	By:	/s/ J. JOSEPH KIM
J. Joseph Kim
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2011	By:	/s/ PETER KIES
Peter Kies
Chief Financial Officer
(Principal Financial and Accounting Officer