Form 10-K
period 2011-12-31
INOVIO PHARMACEUTICALS, INC.
filed 2012-03-15
CIK 1055726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of June 30, 2011 was approximately $76,354,144 based on $0.60, the closing price on that date of the Registrant’s Common Stock on the NYSE Amex.

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 134,968,394 as of February 21, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Stockholders (the “Proxy Statement’) are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2011.

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

Overview

We are engaged in the development of a new generation of vaccines, called synthetic vaccines, focused on cancers and infectious diseases. Our SynCon® technology enables the design of “universal” vaccines capable of providing cross-protection against existing or changing strains of pathogens such as influenza and HIV. Our electroporation delivery technology uses brief, controlled electrical pulses to increase cellular uptake of the vaccine. Initial human data has shown this method can safely and significantly increase gene expression and immune responses. Our clinical programs include cervical dysplasia (therapeutic), avian influenza (preventive), prostate cancer (therapeutic), leukemia (therapeutic), hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”) vaccines. We are advancing preclinical research and clinical development for a universal seasonal/pandemic influenza vaccine, as well as preclinical work for other products including malaria and prostate cancer vaccines. Our partners and collaborators include University of Pennsylvania, Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, Program for Appropriate Technology in Health/Malaria Vaccine Initiative (“PATH/“MVI”), National Institute of Allergy and Infectious Diseases (“NIAID”), Merck, ChronTech, University of Southampton, United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”) and HIV Vaccines Trial Network (“HVTN”).

Industry Background

Historical Importance of Vaccines

We believe vaccines have saved more lives and prevented more human suffering than any other human invention. As recently as a century ago, infectious diseases were the main cause of death worldwide, even in the most developed countries. Today, there is a vast range of vaccines available to protect against more than two dozen infectious diseases, especially for children. Our society has found that the only way to control or even eliminate infectious diseases is consistent, widespread use of vaccines. For most of the past 25 years the vaccine industry was dominated by a few large pharmaceutical companies. In recent years improved vaccine policies, access, pricing and technology have helped turn the vaccine market into a growth business.

Challenges Facing Vaccines

Despite the advances made to quality of life as a result of the development and use of vaccines over the past century, several significant challenges continue to exist. The technical limitations of conventional vaccine technology have constrained the development of new vaccines for other diseases. Development of vaccines based on conventional technology requires significant infrastructure in research and manufacturing, and can be time consuming. Safety risks associated with conventional vaccine approaches may offset their potential benefits, as the conventional vaccines we have depended upon employ live or weakened viruses or different parts of a virus as vaccines. Further, conventional vaccines are still grown in eggs or cells and harvested over weeks of time with a very inefficient manufacturing process.

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

Inovio’s Solution

With our synthetic vaccine platform comprising our SynCon® vaccine design process and proprietary electroporation delivery technology, we have developed a preclinical and clinical stage pipeline of vaccines that we believe has the potential to be safer than traditional vaccines (our synthetic vaccines are non-live and, non-replicating, therefore they cannot cause the disease), have equivalent or stronger immune-stimulating power than traditional vaccines (live viruses being among the best approaches for developing strong immune responses), are showing the potential to be used against diseases for which conventional vaccine technology cannot be applied, and have added advantages with respect to development time and cost. Preclinical studies in animals have demonstrated the safety and potential efficacy of our approach.

The Next Generation of Vaccines: Synthetic Vaccines

Our synthetic vaccines are designed to prevent a disease (prophylactic vaccines) or treat an existing disease (therapeutic vaccines). Our synthetic vaccine consists of a DNA plasmid encoding a selected antigen(s) that is introduced into cells of humans or animals with the purpose of evoking an immune response to the encoded antigen. Information encoded in the DNA plasmid directs the cells to produce the intended antigenic proteins that may then trigger the immune system to mount one or both of two responses: the production of antibodies, known as a humoral immune response, and/or the activation of T-cells, known as a cellular or cell-mediated immune response. These responses may then neutralize or eliminate infectious agents (e.g. viruses, bacteria, and other microorganisms) or abnormal cells (e.g. malignant tumor cells). Synthetic vaccines have several advantages over traditional vaccines in that they are non-pathogenic (meaning they cannot cause the disease), may be effective against diseases which cannot be controlled by traditional vaccines, and are relatively fast, easy and inexpensive to design and produce. Synthetic vaccines are stable under normal environmental conditions for extended periods of time. Another potentially major advantage of synthetic vaccines is their relatively short development cycle. For example, synthetic vaccines against newly identified viral agents may be developed within weeks or months, as opposed to the years often required to develop a traditional vaccine candidate. In the area of cancer, synthetic vaccines use a portion of the genetic code of a cancer antigen to cause a host to produce proteins of the antigen that may induce an immune response.

Inovio’s SynCon® Vaccines

Our synthetic vaccines are designed to generate specific antibody and/or T-cell responses. Our SynCon® technology provides processes that employ bioinformatics, which combine extensive genetic data and sophisticated algorithms. Our design process uses the genetic make-up of a common antigen(s) from multiple strains of a virus within a viral sub-type or taxonomic group (family) of pathogens such as HIV, HCV, human papillomavirus (“HPV”), influenza and other diseases to synthetically create a new antigen for the desired pathogen target that does not exist in nature. This unmatched antigen has been shown to nevertheless induce a powerful immune response in humans against that antigen, providing protection not only against individual strains of the same sub-type that were used to develop this synthetic antigen but to also provide protection against newly emergent strains not used in designing the vaccine. Thus, the SynCon® technology allows us to develop “universal” vaccines for the target pathogen. These SynCon® synthetic vaccine constructs may provide a solution to the genetic “shift” and “drift” that is typical of infectious diseases. SynCon® immunogens are able to elicit broad, diverse immune responses, which in theory are important to protect against variable pathogens such as influenza, dengue, HCV and HIV.

More technically speaking, SynCon® vaccine antigens are designed by aligning numerous primary sequences and choosing DNA-based triplets for the most common or important amino acid at each site. These antigens are further optimized for codon usage, improved mRNA stability, and enhanced leader sequences for ribosome loading. The DNA inserts are therefore optimized at the genetic level to give them high expression capability in human cells.

We believe these design capabilities allow us to better target appropriate immune system mechanisms and produce a higher level of the coded antigen to enhance the overall ability of the synthetic vaccine to induce the desired immune response.

Pre-clinical studies have shown that immunization of mice and non-human primates using SynCon® synthetic vaccine constructs elicited an immune response against multiple, unmatched strains within different sub-types of HIV, HCV, HPV, dengue, prostate cancer and influenza viruses. Vaccine candidates for all these diseases are being advanced through preclinical and clinical studies. Inovio has also reported (November 2011) that its SynCon® vaccine for H5N1 influenza generated HAI titers against six unmatched strains of H5N1.

Electroporation Delivery Technology

Our synthetic vaccine candidates are being delivered into cells of the body using our highly efficient, proprietary electroporation (EP) DNA delivery technology, which uses brief, locally applied electric fields to create temporary and reversible permeability, or pores, in the cell membrane. Most drugs and biologics must enter into a cell through a cell membrane in order to perform their intended function. However, gaining entry into a cell through the outer cell membrane can be a significant challenge. Electric pulse-induced permeabilization of the cellular membrane, generally referred to as electroporation, has the observable effect that there is a less restricted exchange of molecules between the cell exterior and interior—the benefit being that it allows and enhances the uptake of, for example, a biopharmaceutical agent previously injected into local tissue. The extent of membrane permeabilization depends upon various electrical, physical, chemical, and biological parameters.

The transient, reversible nature of this electrical permeabilization of membranes is the underlying basis of our electroporation systems, which are designed to harness this phenomenon by delivering controlled electrical pulses into tissue to facilitate the uptake of useful biopharmaceuticals. Alternative delivery approaches based on the use of viruses and lipids are complex and expensive, and have in the past created concerns regarding safety and caused unwanted immune responses against themselves (believed to compromise their ability to provide protection). We believe electroporation provides a relatively straightforward, cost effective method for delivering DNA into cells with high efficiency and minimal complications (as compared to viral vectors) and, importantly, enabling clinically relevant levels of gene expression.

Products and Product Development

Independently and together with our licensees and collaborators, we are currently developing a number of synthetic vaccines for the prevention or treatment of cancer and chronic infectious diseases. The table below summarizes progress in our independent, collaborative and out-licensed product development programs as of December 31, 2011.

Inovio Synthetic Vaccine Development

		Pre-Clinical Studies		Development Status
Product Area	Product Target and Indication(s)	In Vitro	In Vivo	Phase I	Phase II	Phase III	Phase IV	Development Lead
Cancer	hTERT-expressing cancers	X	X	IP				Merck
	Chronic and acute myeloid leukemia (CML/AML)	X	X	X	IP			Univ. of Southampton
	Cervical dysplasia (CIN 2/3) (VGX-3100)	X	X	IP	IP			Inovio
	Prostate cancer (INO-5150)	X	X					Inovio

Infectious Disease	Avian influenza (VGX-3400x)	X	X	IP				Inovio
	Universal influenza (INO-3510)	X	X	IP				Inovio
	HCV	X	X	X	IP			ChronTech
	HCV	X	X					Inovio/UPENN/Drexel
	HIV (preventive) (PENNVAX™-B)(1)	X	X	X				HVTN
	HIV (preventive) (PENNVAX™-B)	X	X	X				HVTN
	HIV (therapeutic) (PENNVAX™-B)	X	X	IP				UPENN
	HIV (preventive) (PENNVAX™-G)	X	X	IP				US MHRP
	HIV (preventive) (PENNVAX™-GP)	X	IP					NIH/NIAID
	Biodefense targets	X	X					USAMRIID
	Unspecified targets	X	IP					Inovio

X	= Completed
IP	= In Progress
(1)	= Without electroporation

Cancer Synthetic Vaccines

Cancer vaccines are medicines that belong to a class of substances known as biological response modifiers. Biological response modifiers work by stimulating or restoring the immune system’s ability to fight infections and disease. There are two broad types of cancer vaccines:

•	Preventive (or prophylactic) vaccines, which are intended to prevent cancer from developing in healthy people; and

•	Treatment (or therapeutic) vaccines, which are intended to treat an existing cancer by strengthening the body’s natural defenses against the cancer.

Two types of cancer preventive vaccines are available in the United States, and one cancer treatment vaccine has recently become available. The United States Food and Drug Administration (the “FDA”) has approved two vaccines, Gardasil® and Cervarix® that protect against infection by the two types of HPV—types

16 and 18—that cause approximately 70 percent of all cases of cervical cancer worldwide. At least 17 other types of HPV are responsible for the remaining 30 percent of cervical cancer cases. HPV types 16 and/or 18 also cause some vaginal, vulvar, anal, penile, and oropharyngeal cancers.

In addition, Gardasil® protects against infection by two additional HPV types, 6 and 11, which are responsible for about 90 percent of all cases of genital warts in males and females but do not cause cervical cancer.

Cervarix®, manufactured by GlaxoSmithKline, is composed of virus-like particles (VLPs) made with proteins from HPV types 16 and 18. Cervarix® is approved for use in females ages 10 to 25 for the prevention of cervical cancer caused by HPV types 16 and 18.

Gardasil®, manufactured by Merck, is approved for use in females for the prevention of cervical cancer, and some vulvar and vaginal cancers, caused by HPV types 16 and 18 and for use in males and females for the prevention of genital warts caused by HPV types 6 and 11. The vaccine is approved for these uses in females and males ages 9 to 26.

The FDA has also approved a cancer preventive vaccine that protects against hepatitis B virus (HBV) infection. Chronic HBV infection can lead to liver cancer. The original HBV vaccine was approved in 1981, making it the first cancer preventive vaccine to be successfully developed and marketed. Today, most children in the United States are vaccinated against HBV shortly after birth.

In April 2010, the FDA approved the first cancer treatment vaccine. This vaccine, sipuleucel-T (Provenge®, manufactured by United States based Dendreon), is approved for use in some men with metastatic prostate cancer. It is designed to stimulate an immune response to prostatic acid phosphatase (PAP), an antigen present on most prostate cancers. In a clinical trial, sipuleucel-T increased the survival of men with a certain type of metastatic prostate cancer by about 4 months. Thanks to the success of Provenge®, the development of immune cell-based cancer treatments is expected to gain momentum.

Therapeutic Cervical Cancer Vaccine—VGX-3100

HPV is the causative agent responsible for cervical cancer. At any given time, approximately 10% of women worldwide are infected with HPV. While roughly 70% of HPV infections are cleared by the body on its own, persistent HPV can lead to dysplasia, or premalignant changes in cells, of the cervix. Researchers have estimated the global prevalence of clinically pre-cancerous HPV infections at between 28 and 40 million. These HPV infections may lead to pre-malignant cervical dysplasia; persistent dysplasias may then progress to cancer. Every year, 470,000 cases of cervical cancer are diagnosed worldwide, and about half of the afflicted women, primarily in developing countries, die.

Preventive vaccines such as Gardasil® and Cervarix® are playing an important role in limiting new HPV infections. However, preventive vaccines cannot provide protection for those already infected with HPV, which is a large population. In addition, not all girls and women eligible to be vaccinated are receiving these vaccines. There is no viable therapeutic vaccine or drug to fight HPV, nor dysplasias and cancers caused by HPV. Current ablative or surgical procedures to remove cervical dysplasias and cancers are unappealing due to the potential psychological stress arising from the “watch-and-wait period that proceeds earlier dysplasia and the potential for disfigurement and negative impacts on childbirthing.

HPV types 16 and 18 are responsible for about 70% of cervical cancer incidence. Inovio’s VGX-3100 is designed to raise immune responses against the E6 and E7 genes of HPV types 16 and 18 that are present in both pre-cancerous and cancerous cells transformed by these HPV types. E6 and E7 are oncogenes that play an integral role in transforming HPV-infected cells into cancerous cells. The goal of the vaccine is to stimulate the body’s immune system to mount a T-cell response strong enough to cause the rejection of the E6/E7 infected or transformed cells from the body. The potential of such a vaccine would be to treat cervical cancers as well as pre-cancerous dysplasias (CINs), caused by these HPV types.

We completed the Phase I study of our therapeutic cervical cancer vaccine (VGX-3100) in 2010. In September 2010, we presented top-line data showing achievement of best-in-class immune responses in this dose escalation study. All dose groups developed significant antibody and T-cell immune responses. More notably, in the third and final dose group, five of six (83%) patients developed unprecedented T-cell responses not achieved by any other non-replicating vaccine platform in humans. Preliminary data from the trial indicated:

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

This dose escalation study tested the safety and immunogenicity of VGX-3100 in women previously treated for moderate or severe cervical intraepithelial neoplasia (CIN 2/3), a high grade premalignant lesion that may lead to cervical cancer. The trial enrolled patients in three cohorts of six subjects each with synthetic vaccine doses of 0.6 mg (0.3 mg each of two DNA plasmids), 2.0 mg, and 6.0 mg. Each subject received the respective dose at day 0, month 1 and month 3. All subjects in the first and second dose groups have completed the nine-month follow-up period. Immunological analyses of blood samples collected before and after vaccination indicate that antigen-specific immune responses were induced against the target proteins produced by Inovio’s vaccine. Using a validated, standard ELISPOT assay, antigen-specific cytotoxic T-lymphocyte (CTL, or killer T-cell) responses were observed against all four antigens (E6 and E7 proteins for HPV types 16 and 18). In the third cohort, five of six vaccinated subjects (83%) developed significant CTL responses, with average responses of 1362 SFU per million cells after three immunizations. This was a 118% increase compared to the intermediate dose cohort average of 626 SFU per million cells (four responders out of six) and a 174% increase compared to the low dose cohort average of 497 SFU per million cells (four responders out of six).

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

Overall, in all three dose cohorts combined, 14 out of 18 vaccinated subjects (78%) developed significant CTL responses, with positive responses ranging from under 100 to over 5000 SFU per million cells. Fifteen out of 18 vaccinated subjects (83%) developed antibody responses to at least one antigen with most subjects developing responses to two or more antigens.

While the study targeted only safety and immunogenicity as endpoints and did not address clinical efficacy, several literature reports support the hypothesis that induction of tumor antigen specific T-cell responses is important in controlling cancer. Furthermore, there are examples of other cancer vaccine candidates targeting the E6 and/or E7 proteins achieving significant clinical efficacy in patients with cervical or vulvar intraepithelial neoplasia, yet the CTL responses achieved in such studies were lower than those observed in the current VGX-3100 study.

In July 2011, we reported data demonstrating long-term durability of T cell immune responses of up to over two years (at the latest time measured) in 7 of 8 evaluated patients following a fourth vaccination of VGX-3100.

In March 2011, we initiated a randomized, double-blind Phase II study of VGX-3100 delivered using our CELLECTRA® intramuscular electroporation device in women with HPV Type 16 or 18 and diagnosed with, but not yet treated for, cervical intraepithelial neoplasia (CIN) 2/3. The study is designed to enroll 148 subjects.

Vaccine recipients will receive VGX-3100 at a 6 mg dose via CELLECTRA® in vivo electroporation device at months 0, 1, and 3. Patients in the control group will not receive the therapy. In addition to safety, the study will also assess proof of concept efficacy by measuring regression of cervical lesions in the vaccinated versus control subjects. Vaccine induced immunological responses will also be measured in this clinical study (ClinicalTrials.gov NCT01304524).

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

We previously collaborated with the UK’s University of Southampton and Institute of Cancer Research in a study evaluating a DNA-based vaccine for prostate cancer delivered using our electroporation delivery technology. The published data from this Phase I/II study of a DNA-based vaccine encoding for human PSMA generated proof-of-concept levels of both antibody and T-cell immune responses in the 30 patients vaccinated in this study.

In January 2011, we announced the publication of a scientific paper in the journal Human Vaccines detailing potent immune responses in a preclinical study of our SynCon® vaccine for prostate cancer targeting two antigens, prostate specific antigen (“PSA”) and prostate specific membrane antigen (“PSMA”). While current prostate cancer therapies target single antigens, in this study we tested the hypothesis in mice that a broader collection of antigens, administered with Inovio’s electroporation- delivery technology, would improve the breadth and effectiveness of a prostate cancer therapeutic vaccine.

This study, conducted by our scientists and collaborators, is described in the published paper entitled, “Co-delivery of PSA and PSMA DNA vaccines with electroporation induces potent immune responses.” The SynCon® vaccine evaluated in this study was generated by the creation of PSA and PSMA synthetic consensus immunogens based on human and macaque sequences, which enabled the amino acid sequences of the antigens to differ slightly from the native protein. In humans, this difference may aid in the evasion of self-tolerance while still mounting an anti-tumor immune response. Mice received two immunizations of highly optimized vaccine delivered by electroporation. Immunogenicity was evaluated one week after the second vaccination. The resultant data showed the induction of strong PSA and PSMA-specific cellular immune responses and also significant antigen specific seroconversion, illustrating that both humoral and cellular immune responses can be generated by this approach.

In this pre-clinical study of the first SynCon® vaccine against a cancer target, this dual-antigen immunotherapy generated strong antibody and T-cell immune responses. Taken together with the previous preclinical and clinical data, the current published results support the advancement of this product into a Phase I clinical study. We are now advancing this program toward Phase I.

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

There are five types of leukemia based on rate of development and types of blood cells affected. Two of these are being evaluated in the present study: 1) Acute myeloid leukemia (AML), a cancer of the myeloid line of blood cells, is characterized by rapid growth of abnormal white blood cells that accumulate in the bone marrow and interfere with the production of normal blood cells. AML is the most common acute leukemia affecting adults and its incidence increases with age. Only about one-third of those between ages 18-60 who are diagnosed with AML can be cured. With conventional chemotherapy 70% of the patients in the group under study will relapse within 2 years and current therapy is devastating in older adults.

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

In January 2011, we announced the regulatory approval of a Phase II clinical trial (WIN Trial) to treat leukemia utilizing our new ELGEN 1000 automated vaccine delivery device. This open-label, multi-center clinical trial being run by the University of Southampton is evaluating a DNA vaccine to treat chronic myeloid leukemia and acute myeloid leukemia. Financial support for the trial is being provided by the UK research charity Leukaemia and Lymphoma Research (LLR) and by the Efficacy and Mechanisms Evaluation (EME) programme (which is funded by the UK Medical Research Council and managed by the UK National Institute for Health Research). The DNA vaccine was developed at the University of Southampton with funding from LLR and the charity Cancer Research UK.

Wilms’ Tumor gene 1 (WT1) is highly associated with these types of cancer, which led the University of Southampton to design its leukemia therapeutic vaccine to target this antigen. Preclinical data from mice showed strong induction of antigen-specific CD8+ T cells and the ability to kill human tumor cells expressing WT1. There have been several prior clinical studies in humans using parts of the WT1 gene, notably as peptide vaccine candidates, demonstrating the production of modest levels of CD8+ T-cell responses and measurable clinical responses, although both effects were transient. This is the first study to combine DNA vaccination with WT1 antigens using electroporation delivery with the goal of stimulating high and durable levels of immune responses, which are considered critical for improving clinical outcomes.

The single dose level, Phase II study, called “WT1 immunity via DNA fusion gene vaccination in haematological malignancies by intramuscular injection followed by intramuscular electroporation,” led by Professor Ottensmeier of the University of Southhampton and Dr. Katy Rezvani of Imperial College London and Hammersmith Hospital, London, is designed to recruit two patient groups. One group is planned to recruit up to 37 CML patients and the other up to 37 AML patients. All participants will initially receive six doses of two DNA vaccines (called p.DOM-WT1-37 and p.DOM-WT1-126) delivered at four week intervals. Vaccine responders may continue with booster vaccinations every three months out to 24 months. An additional 100-110 AML/CML patients will be enrolled across the two arms as non-vaccinated controls for comparison. The primary endpoints will be molecular response to a disease marker called BCR-ABL in CML patients and time to disease progression in AML patients. The study will also monitor WT1 transcript levels, immune responses to the WT1 antigen, time to progression and overall survival, and two-year survival in the AML group. The trial will take place at hospitals in Southampton, London and Exeter over the next two years. Regulatory approval to start this clinical study was provided by the UK Medicines and Healthcare Products Regulatory Authority (MHRA) and Gene Technology Advisory Committee (GTAC).

This is the first clinical trial using our new ELGEN-1000 automated device, which is based on its proprietary electroporation delivery platform. The device’s needle electrodes automate vaccine delivery at the push of a button and co-locate subsequent controlled, millisecond electrical pulses that increase cell membrane permeability and dramatically improve cellular uptake of the vaccine. Our electroporation systems have been shown to increase levels of gene expression (production of the antigen coded by the vaccine) up to 1000-fold and increase immune responses to the antigen up to 100-fold.

Merck Collaboration: Cancer Vaccines

In May 2004, we announced a collaboration and license with Merck for the development of certain DNA vaccines. Merck began patient enrollment for a second Phase I DNA vaccine cancer study in October 2008. This vaccine encodes for hTERT, an antigen related to non-small cell lung, breast and prostate cancers. The vaccine is delivered using our electroporation delivery technology. We received milestone payments for our contribution to the collaboration with Merck, which has so far demonstrated the high level of gene delivery and expression that is thought to be necessary for the induction of a therapeutic immune response. Merck has funded all clinical development costs of the candidates under our collaboration and license agreement to date. Further development of products under the collaboration and license agreement may lead to additional milestone payments and royalties to us.

Infectious Disease Synthetic Vaccines

Therapeutic HCV Vaccine

Hepatitis is a disease characterized by inflammation of the liver. HCV is a major cause of acute hepatitis. HCV is spread primarily by direct contact with human blood, the major causes worldwide being the use of unscreened blood transfusions, and re-use of needles and syringes that have not been adequately sterilized. As many as 70% – 90% of newly infected patients may progress to develop chronic infection. Of those with chronic liver disease, 5% – 20% may develop cirrhosis. About 5% of infected people may die from the consequences of long term infection (due to liver cancer or cirrhosis). Globally, an estimated 170 million people are chronically infected with HCV, which represents a reservoir sufficiently large for HCV to persist, and 3 to 4 million people are newly infected each year. In the US, while new incidences of HCV have dropped dramatically, an estimated 4.1 million (1.6%) Americans have been infected with HCV, of whom 3.2 million are chronically infected. People with chronic HCV infection face an increased risk of developing hepatocellular cancer, a difficult-to-treat cancer with a poor prognosis.

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

In March 2011, we announced the initiation of a follow-on open label, single dose Phase II clinical study in collaboration with ChronTech of the ChronVac-C HCV DNA vaccine delivered using our electroporation technology in treatment naïve HCV infected individuals. In this study we will be looking at the effect of treating patients with the HCV vaccine followed by standard of care versus a control group of HCV infected adults who only receive the standard of care. The therapy will be given two times, with four weeks in between, followed by standard of care (ribavirin and IFN-a) treatment after the final vaccine dose in treatment-naïve chronic HCV infected genotype-1 subjects. This trial will assess the level of immune responses, levels of HCV viral load, and further assess the response to the delivery technology. The study will enroll a total of 32 subjects (20 vaccine and 12 controls). The vaccines and controls will be further separated by their IL28 genotype status which has been recently shown to yield different response rates to standard of care therapy for HCV.

Additionally, in April 2010, we announced, along with our collaborators from Drexel University, Cheyney University, and the University of Pennsylvania, that we received a combined $2.8 million grant to further study and advance our proprietary synthetic vaccine to treat HCV using our electroporation delivery system.

The grant is currently funding pre-clinical studies using an expanded set of SynCon® immunogens to test the safety and effect on the immune system of our novel vaccines designed to treat persons who are chronically infected with HCV and have not responded to currently available therapies.

Preventive and Therapeutic HIV Vaccines

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

In 2005, the HIV market accounted for 1.8% of global pharmaceutical sales and 17% of total anti-infective sales. Although this is relatively small compared to other therapeutic areas, the HIV market has experienced strong growth. It generated $7.4 billion of sales in 2005 and experienced a compound annual growth rate of 13.3% from 2001-2005, making it one of the fastest growing infectious disease markets. In 2011, the Global HIV market reported over $13 billion in sales up from around $7.4 billion in 2005. Overall, while the growth rates are slowing down with better control of mother-to-child transmission and newer pre-exposure prophylaxes, the market is still forecasted to have a Compound Annual Growth Rate of 3.6% through 2017 and global sales for 2021 are estimated at $16.5 billion.

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

After many years of rapid development and introduction of new anti-retroviral drugs for treatment of HIV infection, the introduction of new drugs to the market for treatment of HIV infection appears to be waning. Available drugs, despite several limitations, have set a high standard that must be met in terms of efficacy. However, there is still a significant need for better HIV therapies and patents are beginning to expire on early HIV drugs. For example, zidovudine is already available as a generic drug and other early HIV drugs will soon face such generic competition. To maintain HIV-related revenue, as well as meet the needs of HIV-infected patients, pharmaceutical companies must develop new drugs with improved profiles, especially in terms of toxicity and increased barriers to development of viral resistance. As a result, the medical and commercial needs are fueling continued interest in the development of new nucleosides (NRTIs), non-NRTIs, and protease inhibitors (PI) for treatment of HIV infection.

Noting that many long-term survivors have high counts of killer CD8+ T cells, the HIV vaccine field has turned to stimulating the immune system to generate those cells. Recent HIV vaccine candidates adopted the use of an adenovirus or a common human cold virus that had been altered to prevent viral replication. These vaccines have proven to not be effective. We believe a different approach is needed to develop an effective vaccine for HIV. More recently the RV-144 trial which employed a ALVAC (canary pox) vaccine prime followed by a protein vaccine boost demonstrated 30% efficacy in preventing acquisition of infection amongst the vaccinated population compared to the control group. Although the efficacy was relatively modest, the finding has for the first time showed that a vaccine may be able to combat spread of HIV and has spurred the development of newer vaccine candidates.

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

Our PENNVAX™-B vaccine (without electroporation delivery) Phase I trial (HVTN-070) was completed in 2009. This 120 patient study was sponsored by the National Institute of Allergy and Infectious Diseases’ (the “NIAID”) Division of AIDS (DAIDS) and was conducted by the HVTN to evaluate the vaccine’s safety and immunogenicity in healthy volunteers. Following this study, in October 2009, along with the HVTN, we initiated a follow-on Phase I study (HVTN-080) of PENNVAX™-B (with and without a cytokine) delivered with electroporation using the CELLECTRA® delivery device in healthy, uninfected individuals. Inovio previously reported data from non-human primates, demonstrating up to a 100-fold enhancement in immune responses resulting from the vaccine when delivered via in vivo electroporation compared to syringe injection without electroporation. This Phase I clinical study of PENNVAX™-B (HVTN-080) vaccinated 48 healthy, HIV-negative volunteers to assess safety and levels of immune responses generated by Inovio’s PENNVAX™-B vaccine delivered with its CELLECTRA® electroporation device. PENNVAX™-B is a SynCon® vaccine that targets HIV gag, pol, and env proteins. This randomized, double-blind, multi-center study is sponsored by the NIAID, an agency of the National Institutes of Health (the “NIH”), and conducted by the NIAID-funded HVTN, at several clinical sites.

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

We reported final data from this study in September 2011. These data indicate that antigen-specific T-cell responses were generated by the vaccine in a majority of subjects. Overall, either CD4+ or CD8+ or both T-cell responses were observed against at least one of the vaccine antigens in 83.3% (30 of 36) of evaluated subjects after three vaccinations using electroporation. The response rate increased to 88.9% (24 of 27) of evaluated subjects after three vaccinations with electroporation plus the IL-12 cytokine gene adjuvant. The investigators in this study concluded that PENNVAX™-B + IL-12 plasmid delivered via electroporation led to frequencies and magnitudes of cellular immune responses equal to or greater than those reported from current vector-based HIV vaccines such as adenovirus or traditional DNA vaccination without electroporation. Further trials delivering an HIV DNA vaccine using electroporation with or without IL-12 as a vaccine strategy are merited.

Specifically, after three vaccinations with the PENNVAX™-B vaccine given with IL-12 and electroporation:

•	Antigen-specific CD4+ T-cell responses were generated by the vaccine in 80.8% of evaluated vaccine recipients (21 of 26).

•	Significantly strong antigen-specific, CD8+ T-cell responses were also generated by the vaccine in 51.9% of evaluated vaccine recipients (14 of 27).

•

In an assessment of immune response durability out to six months post dose 3, 53.6% (15 of 28) of the subjects maintained positive CD4+ T-cell responses and 42.9% (12 of 28) of the subjects maintained positive CD8+ T-cell responses out to six months.

•

Compared to the previously conducted HVTN 070 Phase I study, which assessed PENNVAX™-B with cytokine adjuvant IL-12 at double the dose, with four vaccinations, but without electroporation delivery, response rates in HVTN 080 with electroporation were significantly higher for both CD4+ responses (40.7%) and CD8+ T cell responses (3.6%).

•	Samples from eight placebo recipients and pre-vaccine samples from vaccine recipients were also tested and were negative for both CD4+ T-cell responses and CD8+ T-cell responses.

•

PENNVAX™-B delivered using the CELLECTRA® intramuscular electroporation delivery device with or without IL-12 was safe and generally well tolerated. There were no vaccine-related serious adverse events. Reported adverse events and injection site reactions were mild to moderate and required no treatment.

A second clinical study is testing PENNVAX™-B in a therapeutic setting. This Phase I trial (HIV-001) is being conducted in collaboration with the University of Pennsylvania and targets HIV-positive individuals. The electroporation-delivered PENNVAX™-B arm of this trial started in 2011. If the Phase I studies are successful in demonstrating enhanced immunological responses to the HIV antigens, then we intend to partner with the HVTN or another governmental organization to further develop this HIV candidate vaccine through Phase II and Phase III clinical studies. It is anticipated that given the critical need for preventive and therapeutic vaccines for HIV, any commercialization will likely be through a big pharmaceutical company partner for the North American and EU markets and a world health agency for the developing world markets.

In September 2010, the United States Military HIV Research Program (MHRP) initiated a Phase I trial (RV262) using one of our prophylactic HIV vaccines in a prime-boost strategy. This program was developed to protect against diverse subtypes of HIV-1 prevalent in North America, Europe, Africa, and South America. The study is being conducted by the United States MHRP through its clinical research network in the US, East Africa and Thailand. This clinical trial was designed to test a unique prime-boost preventive HIV vaccination strategy aimed at global coverage. The prime is a plasmid synthetic vaccine, PENNVAX™-G, and the boost is a virus vector vaccine, Modified Vaccinia Ankara-Chiang Mai Double Recombinant (MVA-CMDR). Together, the vaccines are designed to deliver a diverse mixture of antigens for HIV-1 subtypes A, B, C, D and E. The study will test PENNVAX™-G delivered with electroporation in conjunction MVA-CMDR boost. The NIAID is sponsoring the study, which we expect will enroll 92 total participants and is designed to assess safety and immune responses. The study is being conducted in two parts. Part A enrolled 12 subjects in the US (open label study) and is now complete. This study confirmed the safety profile of the vaccine and opened the door to initiate the larger placebo controlled international study. Part B will enroll 80 subjects in 3 African countries (Kenya, Tanzania, Uganda) and is expected to open in 2012.

Due to its prevalence and global health importance, there is a large amount of funding available through various governmental and non-governmental organizations. Most notably, the NIH awarded us a contract to develop a preventive HIV synthetic vaccine candidate in conjunction with electroporation technology for intradermal delivery of synthetic vaccines. The contract was awarded under the NIAID’s HIV Vaccine Design and Development Teams program and brings together HIV vaccine experts from the University of Pennsylvania School of Medicine and our company. The contract provides up to $25.3 million of funding over seven years, including a five-year base period and follow-on option years. The program is focusing on the vaccine candidate, PENNVAX™-GP, which was developed in the laboratory of DNA vaccines pioneer Professor David B. Weiner, at the University of Pennsylvania School of Medicine and licensed to us. This program expands our portfolio of candidate HIV vaccines. The funding and development program covers preclinical optimization, immunogenicity and challenge studies in animal models, IND-enabling toxicology studies, cGMP (current good manufacturing practices) manufacturing of all components of the synthetic vaccine and CELLECTRA® device, and the conduct of a Phase I human clinical trial. cGMP manufacture of the PENNVAX™-GP constructs to support clinical trials will be conducted at the manufacturing facility of our affiliate, VGX International, Inc. (“VGX Int’l”).

HIV remains a challenging and tremendously important area of medical research, and we value the NIH’s support to further evaluate the immunogenicity and efficacy of our electroporation delivery system and novel preventive HIV vaccine candidate.

Avian Influenza (H5N1) Vaccine—VGX-3400x

Influenza is one of the most communicable diseases, and it typically affects children and the elderly most severely. Complications from influenza cause more than 200,000 hospitalizations and lead to approximately 36,000 deaths each year in the United States alone, according to the Centers for Disease Control. The world is annually subjected to two influenza sessions (one per hemisphere), between three and five million cases of severe illness, and up to 500,000 deaths. A pandemic occurs every ten to twenty years, which infects a large proportion of the world’s population and can kill tens of millions of people as the “Spanish Flu” did in just two years (50-100 million deaths during 1918-1919).

New influenza viruses are constantly produced by mutation or reassortment, and can develop resistance to standard antiviral drugs. The H5N1 flu virus has been spreading from Asia despite the belief that it was under control immediately after outbreaks there in 2004. In 2005, there were reports of H5N1 in wild birds in Europe. In 2006, there were reports of a H5N1 strain in wild birds and poultry in Africa and the Near East. According to the World Health Organization, the H5N1 bird flu has infected 576 people, with 339 deaths (approximately 60% death rate). While H5N1 has never been passed person-to-person and has not spread widely, one concern is the potential for the lethal H5N1 to “reassort” with another of the influenza sub-types that have been prone to spread more rapidly in humans, possibly creating a more dangerous influenza strain. Through 2006, over 140 million birds had been killed and over $10 billion spent to try to contain H5N1 avian influenza.

Our VGX-3400X targets H5N1. The vaccine consists of three distinct DNA plasmids coded for a consensus hemagglutinin (HA) antigen derived from different H5N1 virus strains; a consensus neuraminidase (NA) antigen derived from different N1 sequences; and a consensus nucleoprotein (NP) fused to a small portion of the m2 protein (m2E) based on a broader cross-section of influenza viruses in addition to H5N1 and H1N1.

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

In our first proof of principle study of universal flu vaccine program, VGX-3400X was delivered with intramuscular electroporation using our CELLECTRA® electroporation device. The primary objectives of this clinical trial were to assess safety and tolerability. The secondary objective was the measurement of antigen-specific T cell and antibody responses, including binding and hemagglutination inhibition (HAI) responses, i.e. a measure of protection, against multiple strains of H5N1 influenza.

The study assessed a total of 60 healthy volunteers, 30 in the US and 30 in Korea (in a separate, parallel clinical trial sponsored by Inovio affiliate VGX International). Three dose cohorts of 10 subjects were each given two injections of 0.2 mg, 0.67 mg, or 2.0 mg of each plasmid at months 0 and 1.

In a report in July, 2011, of interim data, VGX-3400X was found to be generally safe and well tolerated at all dose levels. There were no vaccine-related serious adverse events. Reported adverse events and injection site reactions were mild to moderate and required no treatment.

We tested for antibody responses against the target antigens and observed high levels of binding antibodies in 26 of 27 evaluated subjects (96%). Antibodies were generated against all three antigens, as tested by the enzyme-linked immunosorbent assay (ELISA). Positive antibody responses persisted to seven months, the latest time point tested.

In testing for HAI responses against the Vietnam (A/H5N1/1203/04) strain, 3 of 27 subjects (11%) showed HAI titers greater than 1:40, which is considered to be an indicator of protection against influenza in humans. Two of the three subjects with HAI titers exceeding 1:40 against the Vietnam strain also demonstrated greater than 1:40 titers against the Indonesia (A/H5N1/5/2005) strain, demonstrating cross-reactive responses in these volunteers.

Significantly, antigen-specific cytotoxic T-lymphocyte (CTL) responses were also observed against all three antigens (HA, NA and NP). After two vaccinations, 13 of 18 vaccinated subjects (72%) from the first two cohorts developed strong CTL responses to at least one of the vaccine components. After cohort 3 samples were analyzed, 20 of 29 vaccinated subjects (69%) in all 3 cohorts developed strong CTL responses to at least one of the vaccine components. These positive T cell responses were measured up to seven months after the first vaccination. Generation of influenza antigen-specific T cell responses is believed to be important for generating universal, long-lasting immunity against influenza as well as to generate a stronger immune response against flu in elderly people. We previously reported the generation of strong, long-lasting and best-in-class T-cell responses in Phase I studies of both VGX-3100 for cervical cancer/dysplasia and PENNVAX™-B for HIV via IM electroporation delivery of Inovio SynCon® DNA vaccines.

In another component of the study, participants received a booster vaccination using just the H5 HA vaccine component of VGX-3400X delivered using intradermal (rather than intramuscular) electroporation. The intradermal (ID) part of the study was a first-ever flu study using ID electroporation delivery in humans. ID electroporation delivers our Syncon® vaccines into skin, which contains large amounts of immune cells such as dendritic cells and macrophages considered most important for generating protective antibodies. Our new ID electroporation device uses a patented miniaturized needle array which creates electroporation conditions uniquely optimized for skin delivery. The goal of this booster vaccination was to determine if ID delivery of the H5 HA construct can increase HAI titers beyond those achieved by the initial intramuscular vaccinations. Twenty participants received the ID booster vaccination.

Immune response data measured one month after this boost were presented at a WHO meeting in November 2011. Ten of 20 subjects (50%) exhibited a four-fold or greater rise in geometric mean titers (GMT) in the HAI assay (ranging from 1:20 to 1:80 HAI titers) against the Clade 1 A/Vietnam/1203/04 strain. Significantly, a four-fold or greater rise in GMT titers against five other Clade 2 (Clade 2.1, 2.2; 2.3.2; 2.3.4) and Clade 0 H5N1 viruses was also noted in 10-25% of the vaccinated subjects, further demonstrating cross-reactive immune responses in these volunteers. One subject displayed greater than 1:40 HAI titers against all six different H5N1 viruses tested. ID vaccination was found to be generally safe and well tolerated.

HAI measurements from the blood of a vaccinated subject are used to assess the generation of protective antibody responses. A four-fold rise in HAI titers (compared to pre-vaccination) is considered to be an important indicator of immune activation. Generating an HAI titer of 1:20 is generally regarded as a positive vaccine response, with a titer of 1:40 or higher in the blood of vaccinated subjects generally associated with protection against influenza in humans.

Seventeen of the 22 subjects boosted with the minimally invasive ID vaccination have been given a second ID booster vaccination

Although a number of companies have well-developed avian influenza programs and lead vaccine candidates have entered into national stockpiles (US and EU), we believe there exists a need for broadly protective and easily scalable technologies to prepare for the as yet unknown target presented by the next form of avian influenza. Our SynCon® technology provides protection from known avian influenza viruses (in animal studies) and has also shown the ability to protect against newly emergent, unmatched strains.

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

Instead of targeting a specific strain or strains, we have developed a universal vaccine strategy to deal with the ever-changing flu threats. Using our SynCon® process, our scientists designed synthetic vaccines targeting an optimal consensus of HA, NA, and NP proteins derived from multiple strains of each of the Type A sub-types H1N1, H2N2, H3N2 (these three influenza sub-types having been responsible for the majority of seasonal and pandemic influenza outbreaks in humans during the last century), as well as H5N1. In theory, consensus HA vaccine constructs from each sub-type, delivered in a single shot with our electroporation device, could potentially protect vaccinated subjects from 90-95% of all human seasonal and pandemic influenza concerns. Additionally, we have also developed an optimal consensus of HA sequences derived from influenza Type B strains. TypeB is of three components of current seasonal influenza vaccinations. Thus, using our SynCon® constructs, we have now developed vaccine elements that can target both pandemic (H5N1, H1N1) as well as seasonal influenza strains (H3N2, H1N1, Influenza B).

Moreover, using our approach the vaccines might not have to be administered annually after the first few priming sessions. Rather, the same combination could be used to boost the immune system every few years.

By using SynCon® consensus sequences, we have developed potent and cross-protective synthetic vaccines against multiple influenza strains. Accordingly, we are evaluating the development of two additional synthetic vaccines for influenza: INO-3510, which is intended to protect against H1N1 and H5N1, and a “universal” influenza vaccine, to protect against these two sub-types as well as other sub-types. The universal flu vaccine, which can include a combination of plasmids encoding H1, H2, H3, H5, NA, and NP, is currently being evaluated in animal models. These vaccines are delivered via the CELLECTRA® electroporation system in animals have induced robust humoral immune responses, which are required for protection from pathogenic influenza infection. The vaccine can be administered with either intradermal or intramuscular injection, where the former raises a greater antibody response.

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

The highlighted data related to influenza, HIV, malaria, and smallpox antigens, demonstrating that DNA delivery with this newer generation of ID including its SEP devices yields levels of immunogenicity in terms of both antibody and T-cell responses and/or efficacy against a virus challenge that is comparable to intramuscular electroporation devices currently in the clinic. In particular, immune responses achieved with influenza antigens targeting H1, H3, and H5 immunogens yielded hemagglutination titers of greater than 1:40 (a level considered protective in humans) in 100% of vaccinated animals after two immunizations, with magnitudes comparable to or better than those reported from animal studies of the IM-delivered flu vaccine (VGX-3400X) currently in the clinic.

Synthetic Vaccines for Biodefense and Biosecurity

A number of infectious agents that are relatively rare today are poised for an upsurge in incidence by either “natural” or terrorism-related means. For example, natural threats are posed by the influenza strain H5N1. At the same time, an engineered influenza virus for intentional release would pose a significant human threat.

Since 2001, the United States government has spent or allocated over a billion dollars in funding to address the threat of biological weapons. United States funding for bioweapons-related activities focuses primarily on research for and acquisition of medicines for defense. Biodefense funding also goes toward stockpiling protective equipment, increased surveillance and detection of biological agents, and improving state and hospital preparedness. The increase in this type of funding recently is mainly due to the Project BioShield Act adopted in 2004.

There are opportunities to secure development funding and for proof-of principle synthetic vaccine studies for biowarfare pathogens. Over the past five years, we have been successful at securing funding from the US government for such projects.

The company continues to actively pursue grant and contract funding from the NIH, Department of Defense and other government funding agencies as an important source of non-dilutive funding to support development of specific technologies that are broadly applicable across multiple product development programs in the areas of cancer, infectious diseases and biodefense. Based on various initiatives and with the support of NIH funding we are an active collaborator with the Department of Defense (U.S. Army) and continue research and development of DNA-based vaccines delivered via our proprietary electroporation system. Specifically, our projects are focused on identifying synthetic vaccine candidates with the potential to provide rapid, robust immunity to protect against bio-warfare and bioterror attacks as well as development of our electroporation based equipment.

Animal Health/Veterinary

VGX Animal Health, Inc. (VGX AH), a majority-owned subsidiary, has licensed LifeTide®, a plasmid-based growth hormone releasing hormone (GHRH) technology for swine. LifeTide® is one of only four DNA-based treatments approved for use in animals and is the only DNA-based agent delivered using electroporation that has been granted marketing approval (Australia). We are working on partnering and/or monetizing this program.

VGX AH is also developing a GHRH-based treatment for cancer and anemia in dogs and cats.

We are developing a novel synthetic vaccine for foot-and-mouth disease (FMD) administered by our proprietary vaccine delivery technology. The FMD virus is one of the most infectious diseases affecting farm animals including cattle, swine, sheep and goats, and is a serious threat to global food safety. Once an area is exposed to FMD, livestock & dairy exports are ceased and herds are culled. For example, in a major FMD outbreak in the UK in 2001, more than 4 million animals were slaughtered, resulting in more than $10 billion (USD) in economic losses. In a current FMD epidemic in South Korea, more than 3.3 million animals, mostly swine, have been culled in an attempt to keep the disease from spreading. Today’s FMD vaccines based on killed/inactivated viruses can actually cause FMD infection, so are only used regionally after an outbreak rather than for broad preemptive vaccination. our synthetic DNA vaccine cannot cause the disease, providing a safe approach to potentially protect against FMD and reduce its serious impact on global food supply and commerce.

Because FMD can spread rapidly and beyond regional boundaries there is a need to develop vaccines that can simultaneously target different regional serotypes (subtypes) of FMD in a single vaccine. Our SynCon® vaccine constructs target four of the seven main FMD virus subtypes.

Due to the fear of inadvertent spread to farm animals, research with the live virus to test vaccine efficacy is heavily restricted to only a few government laboratories in the US. The investigators therefore developed a patented new proprietary neutralization assay (using a mock virus unrelated to FMD to assess the ability of the vaccine-induced antibodies to neutralize virus infection). In a follow-on investigation of the immune responses with the novel neutralization assay against the Asia strain, the vaccinated animals developed neutralizing antibody (NAb) titers averaging 90 after a single vaccination and increasing in magnitude to 191 after two vaccinations. For comparison, commercially available attenuated/killed FMD virus vaccines are able to protect swine with an NAb titer of 32-40. These results are the first report of a DNA vaccine producing high titers of neutralizing antibodies against FMD.

In a second large-animal study, sheep were vaccinated three times at 0, 5, and 10 weeks with a combination vaccine targeting either four subtypes (O, A, C, Asia), three subtypes (O, A, Asia), or a single subtype (Asia). The study investigators observed in the vaccinated animals high levels of seroconversion (production of antibodies specific to a particular antigen) and antibody titers (the actual level of antibody production; in this case, ranging from 1000 – 100,000) to all the vaccine subtypes after only one or two vaccinations. Importantly, the multi-subtype DNA vaccines targeting three or four subtypes simultaneously were able to induce equally strong levels of antibody titers compared to the single-subtype vaccines. Strong T-cell responses (cumulatively > 1,500 SFU/million PBMC), which would potentially play a role in treating the disease, were also noted against the four different subtype antigens.

In September 2011 we entered into a Cooperative Research and Development Agreement (CRADA) with the United States Department of Homeland Security (DHS) Science and Technology Directorate Plum Island Animal Disease Center. This collaboration will evaluate the efficacy of our SynCon® vaccines for FMD in important animal models including cattle, sheep, and pigs.

Additional Applications of Our Electroporation Delivery Technology

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

Our Electroporation Delivery Technology

Choice of Tissue for DNA Delivery

Skeletal muscle has been a core focus for delivery of DNA-based vaccines via electroporation because it is mainly composed of large elongated cells with multiple nuclei. Muscle cells are non-dividing, hence long-term expression can be obtained without integration of the gene of interest into the genome. Muscle cells have been shown to have a capacity for secretion of proteins into the blood stream. Secreted therapeutic proteins may therefore act systemically and produce therapeutic effects in distant tissues of the body. In this respect, the muscle functions as a factory for the production of the biopharmaceutical needed by the body. We envision that delivery of DNA by electroporation to muscle cells will circumvent the costly and complicated production procedures of viral gene delivery vectors, protein-based drugs, conventional vaccines and monoclonal antibodies. This approach may provide long-term stable expression of a therapeutic protein or monoclonal antibody at a sustained level.

For vaccination, the DNA causes muscle cells to produce antigenic proteins that the immune system will identify as foreign and against which it will mount an immune response. As with conventional vaccines, the immune system will then develop memory of this antigen (and related disease) for future reference. Intramuscular delivery by electroporation of DNA encoded antigens has been shown to induce both humoral (antibody) and cellular (T-cell) immune responses.

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

ElgenTM System

The Elgen™ DNA Delivery System is designed primarily for muscle delivery. It consists of a computer-controlled, motorized two needle delivery device that injects DNA and delivers electroporation pulses through one pair of needles. An earlier prototype version of this experimental system is currently under evaluation in our clinical trial for a prostate cancer vaccine at the University of Southampton in the U.K.

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

Next Generation Devices

In February 2011, we announced new advanced devices that are using needle-free, contactless electroporation technology for vaccine delivery, which provides the powerful enabling capabilities of electroporation without contacting the skin. Our pre-clinical research was highlighted in a paper published in the scientific journal Human Vaccines. While current Inovio electroporation devices have been shown to be safe and well-tolerated in multiple human studies, Inovio has been advancing research to achieve the most optimal device characteristics to facilitate mass vaccinations. The paper appearing in Human Vaccines, “Piezoelectric permeabilization of mammalian dermal tissue for in vivo DNA delivery leads to enhanced protein expression and increased immunogenicity,” authored by our scientists, describes an innovative electroporation method, optimized for delivery into skin. This new method is based on piezoelectricity, which is the generation of an electric field or electric potential by certain materials in response to applied mechanical stress.

All of our electroporation delivery systems noted above can increase levels of gene expression (i.e. production of the immune-stimulating protein the vaccine was coded to produce) of “naked” DNA vaccines by 100-fold or more compared to delivery of naked DNA vaccines via conventional injection alone. Delivery of our SynCon® vaccines into muscle or skin tissue with our electroporation systems have generated robust immune responses in disease models including influenza (H5N1 and H1N1), smallpox, and HIV. The strong immune responses resulted in protection of immunized animals, most notably ferrets and primates, from death and illness following a challenge with the respective influenza pathogens.

More significantly, we have translated these animal study findings into positive clinical results. Our clinical studies with electroporation delivery of therapeutic vaccines in cancer patients have been among the first to demonstrate a generation of potent antigen-specific immune responses in humans.

Collaborations and Licensing Agreements

We have entered into various arrangements with corporate, academic, and government collaborators, licensors, licensees and others. These arrangements are summarized below and elsewhere in this annual report. In addition, we conduct ongoing discussions with potential collaborators, licensors and licensees.

On March 24, 2010, we entered into a Collaboration and License Agreement (the “Agreement”) with VGX International (“VGX Int’l”). Under the Agreement, we granted VGX Int’l an exclusive license to our SynCon® universal influenza vaccine (the “Product”) delivered with electroporation to be developed in certain countries in Asia.

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

In October 2011, we entered into a product development collaboration agreement with VGX Int’l to co-develop our SynCon® therapeutic vaccines for hepatitis B and C infections. Under the terms of the agreement, VGX Int’l will receive marketing rights for these vaccines in Asia, excluding Japan, and in return will fully fund IND-enabling and initial Phase I and II clinical studies. We will receive payments based on the achievement of clinical milestones and royalties based on sales in the licensed territories and will retain all commercial rights in all other territories.

In January 2010, we announced that we expanded our existing license agreement with the University of Pennsylvania, adding exclusive worldwide licenses for technology and intellectual property for novel synthetic vaccines against pandemic influenza, Chikungunya, and FMD. The amendment also encompasses new chemokine and cytokine molecular adjuvant technologies. The technology was developed in the University of Pennsylvania laboratory of Professor David B. Weiner, a pioneer in the field of DNA-based vaccines and chairman of our scientific advisory board. Under the terms of the original license agreement completed in 2007, we obtained exclusive worldwide rights to develop multiple DNA plasmids and constructs with the potential to treat and/or prevent HIV, HCV, HPV and influenza and included molecular adjuvants. These prior and most recent agreements and amendments provide for royalty payments, based on future sales, to the University of Pennsylvania.

In July 2011, we further expanded our license agreement with the University of Pennsylvania, adding exclusive worldwide licenses for technology and intellectual property for novel synthetic vaccines against prostate cancer, herpes viruses, including CMV (cytomegalovirus), malaria, hepatitis B, RSV (respiratory syncytial virus), and MRSA (methicillin-resistant staphylococcus aureus). The amendment also encompasses a new optimized IL-12 cytokine gene adjuvant.

In March 2009, we announced an agreement with the PATH Malaria Vaccine Initiative (MVI) to evaluate in a preclinical feasibility study our SynCon® vaccine development platform. More specifically, this collaboration was to design and test synthetic vaccine candidates using target antigens from Plasmodium species and deliver them intradermally using the CELLECTRA® electroporation device. The collaboration brings together our vaccine development and malaria experts with those from the University of Pennsylvania School of Medicine. The first program was completed in February 2010. In September 2010, MVI agreed to provide follow-on funding to continue evaluation and development of our malaria synthetic vaccine candidate in non-human primates.

In the prior MVI-funded feasibility study, our malaria vaccine candidate induced broad-based immunity to four pre-erythrocytic malaria antigens. In the current non-human primate study, our SynCon® vaccine candidate, which targets sporozoites and the liver stage of the parasite, is delivered using our proprietary electroporation delivery technology. Humoral (antibody) and cellular (T-cell) responses will be assessed in this follow-on program, conducted by the same collaboration of vaccine experts from the University of Pennsylvania School of Medicine and us.

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

In May 2004, we announced a licensing arrangement with Merck for the development of Merck’s DNA cancer and infectious disease vaccines. The terms of the agreement include milestone and royalty payments for successful completion of the clinical development of the vaccines by Merck. Under the terms of the agreement, Merck reimbursed us for the co-development of a proprietary electroporation system for the delivery of Merck’s synthetic vaccines. This development and commercialization agreement was an extension of an initial evaluation agreement established in 2003. Merck received the right to use our proprietary technology for two specific antigens with an option to extend the agreement to include a limited number of additional target antigens. In addition, Merck obtained a non-exclusive license to the intellectual property related to the initial two specific antigens. Merck is responsible for all development costs and clinical programs.

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

We believe there is a significant unmet clinical need to develop more efficacious vaccines that stimulate cellular immunity (i.e. can induce T-cell responses) and can be applied to diseases such as cancer, hepatitis C or HIV infection. For these applications, our scientists believe that synthetic vaccines may offer an improvement over conventional vaccination. Our scientists believe that electroporation of DNA is critical to maximizing the efficiency of DNA vaccination and meeting unmet clinical needs for therapeutic vaccines, which some industry analysts consider to be a multi-billion dollar market opportunity.

Competition

We are aware of several development-stage and established enterprises, including major pharmaceutical and biotechnology firms, which are actively engaged in infectious disease and cancer vaccine research and development. These include Crucell N.V (now part of J&J), Sanofi-Aventis, Novartis, Inc., GlaxoSmithKline plc, Merck, Pfizer, and MedImmune, Inc., a wholly owned subsidiary of AstraZeneca, Inc. We may also experience competition from companies that have acquired or may acquire technologies from companies, universities and other research institutions. As these companies develop their technologies, they may develop proprietary technologies which may materially and adversely affect our business.

In addition, a number of companies are developing products to address the same diseases that we are targeting. For example, Sanofi-Aventis, Novartis, Inc., MedImmune, GlaxoSmithKline, CSL (in collaboration with Merck), and others have products or development programs for influenza. Merck and GlaxoSmithKline have products on the market for cervical cancer for prophylaxis; Transgene/Roche have a therapeutic cervical cancer product in Phase II trials. Much of the development for our HIV and malaria vaccines is being done by government and non-government organizations such as the NIH and Bill & Melinda Gates Foundation.

We compete with companies that are developing DNA delivery technologies, such as viral delivery systems, lipid-based systems, or electroporation technology with an aim to carry out in vivo gene delivery for the treatment of various diseases. Currently there are five key DNA delivery technologies: viral, lipids, naked DNA, “gene gun” and electroporation. All of these technologies have shown promise, but they each also have their unique obstacles to overcome. We believe our electroporation system is strongly positioned to succeed as the dominant delivery method for DNA-based vaccines.

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

In December 2004, the first patient was treated using our electroporation system to deliver a plasmid DNA-based therapeutic vaccine and we have initiated, together with partners, additional Phase I and Phase II clinical trials using our electroporation technology to deliver preventive and therapeutic synthetic vaccines. To date our scientists have not observed any serious adverse events that can be attributed to the use of electroporation in these clinical studies.

We believe that the greatest obstacle to making synthetic vaccines a reality has been the lack of safe, efficient and economical delivery of DNA plasmid constructs into target cells and that electroporation may become the method of choice for DNA delivery into cells in many applications.

There are other companies with electroporation intellectual property and devices. We believe we have significant competitive advantages over other companies focused on electroporation for multiple reasons:

•

We have an extensive history and experience in developing the methods and devices that optimize the use of electroporation in conjunction with DNA-based agents. This experience has been validated with multiple sets of interim data from multiple clinical studies assessing DNA-based immunotherapies and vaccines against cancers and infectious disease. Together with our partners and collaborators, we have been the leader in establishing proof-of-principle of electroporation-delivered synthetic vaccines.

•	We have a broad product line of electroporation instruments designed to enable DNA delivery in tumors, muscle, and skin.

•	We have been very proactive in filing for patents, as well as acquiring and licensing additional patents, to expand our global patent estate.

If any of our competitors develop products with efficacy or safety profiles significantly better than our products, we may not be able to commercialize our products, and sales of any of our commercialized products could be harmed. Some of our competitors and potential competitors have substantially greater product development capabilities and financial, scientific, marketing and human resources than we do. Competitors may develop products earlier, obtain FDA approvals for products more rapidly, or develop products that are more effective than those under development by us. We will seek to expand our technological capabilities to remain competitive; however, research and development by others may render our technologies or products obsolete or noncompetitive, or result in treatments or cures superior to ours.

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

Government Regulation

DNA Vaccine Product Regulation

Any pharmaceutical products we develop will require regulatory clearances prior to clinical trials and additional regulatory approvals prior to commercialization. New gene-based products for vaccine or therapeutic applications are subject to extensive regulation by the FDA and comparable agencies in other countries. The precise regulatory requirements with which we will have to comply are uncertain at this time due to the novelty of the gene-based products and indications, or uses that are currently under development. Our potential products will be regulated either as biological products or as drugs. In the United States, drugs are subject to regulation under the Federal Food, Drug and Cosmetic Act, or the FDC Act. Biological products, in addition to being subject to provisions of the FDC Act, are regulated in the United States under the Public Health Service Act. Both statutes and related regulations govern, among other things, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, and other promotional practices.

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

Relationship with VGX Int’l

We acquired an equity interest in VGX Int’l in 2005. As of December 31, 2011 we owned 16.1% of the outstanding capital stock of VGX Int’l and VGX Int’l owned 294,360 shares of our common stock. None of our current officers, directors, or key employees beneficially owns, directly or indirectly, any securities of VGX Int’l. In September 2010, Young Park, a member of VGX Int’l’s Board of Directors, terminated his employment with the Company as general counsel. Mr. Park currently serves as President and Chief Executive Officer of VGX Int’l. In June 2011, Bryan Kim, a former member of VGX Int’l’s Board of Directors and former President and Chief Executive Officer of VGX Int’l, terminated his employment with the Company as Vice President of Asian Operations.

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

We have also entered into license and collaboration agreements pursuant to which we have granted VGX Int’l exclusive rights to certain of our product candidates in certain jurisdictions. For example, VGX Int’l has exclusive rights in countries in Asia including Korea to our VGX-3400 for treatment of the avian flu and our hepatitis B and Hepatitis C programs. In exchange for these rights, VGX Int’l shares the development costs for some of our product candidates.

For the years ended December 31, 2011 and 2010, we recognized revenue from VGX Int’l of $411,000 and $381,000, respectively, which consisted of licensing fees, device lease and other fees. Operating expenses related to VGX Int’l for the years ended December 31, 2011 and 2010 were $5.3 million and $3.4 million, respectively, relating to biologics manufacturing. At December 31, 2011 and 2010 we had an accounts receivable balance of $20,000 and $72,000, respectively, from VGX Int’l and its subsidiaries.

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

Our intellectual property portfolio covers our proprietary technologies, including electroporation delivery and vaccine related technologies. As of March 8, 2012, our patent portfolio included over 89 issued United States patents and 259 issued foreign counterpart patents.

Key vaccine related technology patents and published patent applications include the following:

•	European patent no. 1809336B1, entitled, “Growth Hormone Releasing Hormone (GHRH) Enhances Vaccination Response”

•	US Pat No. 7,846,720, entitled, “Optimized High Yield Synthetic Plasmids”

•	International publication WO 08/014521, entitled, “Improved Vaccines and Methods for Using the Same,” which includes HCV, HPV, influenza, HIV, and cancer (hTERT) SynCon® DNA.

•	International publication WO2009/099716, entitled, “Novel Vaccines Against Multiple Subtypes Of Dengue Virus.”

•	International publication WO2009/073330, entitled, “Novel Vaccines Against Multiple Subtypes Of Influenza Virus.”

•	International publication WO2010/0050939, entitled, “IMPROVED HCV VACCINES AND METHODS FOR USING THE SAME”

•	International publication WO2010/044919, entitled, “SMALLPOX DNA VACCINE AND THE ANTIGENS THEREIN THAT ELICIT AN IMMUNE RESPONSE”

•	European patent EU1976871, entitled, “VACCINES AND IMMUNOTHERAPEUTICS USING CODON OPTIMIZED IL-15 AND METHODS FOR USING THE SAME”

•	US Pat No. 7173116, entitled, “NUCLEIC ACID FORMULATIONS FOR GENE DELIVERY AND METHODS OF USE”

Key electroporation related patents covering range of field strengths include the following:

•	US Pat No. 7,245,963, entitled, “Electrode assembly for constant-current electroporation and use”

•	US Pat No. 7,664,545, entitled, “Electrode assembly for constant-current electroporation and use”

•	US Pat No. 5,273,525 issued December 28, 1993 (expires 2013)

•	US Pat No. 6,110,161 issued August 29, 2000

•	US Pat No. 6,261,281 issued July 17, 2001

•	US Pat No. 6,958,060 issued October 25, 2005

•	US Pat No. 6,939,862 issued September 6, 2005

•	European patent No. 999867 issued September 8, 2010

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

Significant Customers and Research and Development

During the years ended December 31, 2011 and 2010 we derived 80% and 66% of our revenue from the NIAID, respectively.

Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our electroporation technologies and synthetic vaccines. Research and development expense consists of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Our research and development expense was $20.0 million in 2011 and $13.3 million in 2010.

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

Employees

As of February 21, 2012, we employed 47 people on a full-time basis and 6 people under consulting and project employment agreements. Of the combined total, 34 were in product research, which includes research and development, quality assurance, clinical, engineering, and manufacturing, and 19 were in general and administrative, which includes corporate development, information technology, legal, investor relations, finance, and corporate administration. None of our employees are subject to collective bargaining agreements.

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

We have experienced significant operating losses to date; as of December 31, 2011 our accumulated deficit was approximately $210.1 million. We have generated limited revenues, primarily consisting of license and grant revenue, and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.

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

Our human vaccine programs are in the early stages of research and development, and currently include vaccine product candidates in discovery, pre-clinical studies and Phase I and II clinical studies. There are limited data regarding the efficiency of synthetic vaccines compared with conventional vaccines, and we must conduct a substantial amount of additional research and development before any regulatory authority will approve any of our vaccine product candidates. The success of our efforts to develop and commercialize our vaccine product candidates could fail for a number of reasons. For example, we could experience delays in product development and clinical trials. Our vaccine product candidates could be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances. The products, if safe and effective, could be difficult to manufacture on a large scale or uneconomical to market, or our competitors could develop superior vaccine products more quickly and efficiently or more effectively market their competing products.

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

We will need substantial additional capital to develop our synthetic vaccine and electroporation delivery technology and other product candidates and for our future operations.

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

We currently derive, and in the past we have derived, a significant portion of our revenue from a limited number of licensing partners and government grants and contracts. For example, during the year ended December 31, 2011, the NIAID and the PATH Malaria Vaccine Initiative (MVI) accounted for approximately 80% and 8%, of our consolidated revenue, respectively. If we fail to sign additional future contracts with major licensing partners and the government, if a contract is delayed or deferred, or if an existing contract expires or is cancelled and we fail to replace the contract with new business, our revenue would be adversely affected.

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

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may not be successful in enrolling a sufficient number of participants in clinical trials;

•	we may be unable to demonstrate that our electroporation equipment and a product candidate’s clinical and other benefits outweigh its safety risks;

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

The use of our electroporation equipment and synthetic vaccine candidates in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. For example, pharmaceutical companies have been subject to claims that the use of some pediatric vaccines has caused personal injuries, including brain damage, central nervous system damage and autism, and these companies have incurred material costs to defend these claims. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights may be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business, without limitation. The laws that may affect our ability to operate include:

•

the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, people from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

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

Because patent applications can take many years to issue, and there is a period when the application remains undisclosed to the public, there may be currently pending applications unknown to us or reissue applications that may later result in issued patents upon which our products or technologies may infringe. There could also be existing patents of which we are unaware that our products or technologies may infringe. In addition, if third parties file patent applications or obtain patents claiming products or technologies also claimed by us in pending applications or issued patents, we may have to participate in interference or derivation proceedings in the United States Patent and Trademark Office to determine priority or derivation of the invention. If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of our filed foreign patent applications.

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

We own no real property and have no plans to acquire any real property in the future. Our corporate headquarters is located at 1787 Sentry Park West in Blue Bell, Pennsylvania. This lease was signed on December 19, 2009 and runs through April 30, 2016. The lease was amended in February 2012 to extend the lease term for an additional year and increase the leased space by approximately 2,319 square feet. The lease will now run through June 30, 2017 for a total of approximately 8,761 square feet. The annual rent under the new lease terms was $122,000 and $126,000 for the first year and second year, respectively, and will be $175,000 for the third year, $180,000 for the fourth year, $184,000 for the fifth year, $188,000 for the sixth year and $193,000 for the seventh year. At the end of the lease term, we have the option of renewing this lease for an additional three-year lease term at an annual rate equal to the fair market rental value of the property, as defined in the lease agreement.

The corporate office in San Diego is located at 11494 Sorrento Valley Road in San Diego, California. The lease was amended in December 2010 to increase the leased space to approximately 13,000 square feet. The lease runs through August 31, 2013 and the annual rent based on the new lease terms was $221,000 in the first year and will be $255,000 in the second year and $184,000 for the partial third year. At the end of the lease term, we have the option of renewing this lease for an additional five-year lease term at an annual rate equal to the fair market rental value of the property, as defined in the lease agreement.

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

ITEM 3.	LEGAL PROCEEDINGS

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed and traded on the NYSE Amex under the symbol “INO.” The following table sets forth the quarterly high and low per share closing prices of our common stock for the two most recent fiscal years.

	Year Ended December 31,
	2011		2010
Period:	High	Low	High	Low
First Quarter	$1.52	$1.09	$1.49	$1.00
Second Quarter	$1.17	$0.57	$1.45	$1.01
Third Quarter	$0.82	$0.57	$1.26	$0.78
Fourth Quarter	$0.68	$0.37	$1.31	$1.10

As of February 17, 2012, we had approximately 222 common stockholders of record. This figure does not include beneficial owners who hold shares in nominee name. The closing price per share of our common stock on February 17, 2012 was $0.63, as reported on the NYSE Amex.

Dividends

The payment of any dividends on our common stock is within the discretion of our board of directors. We have not paid cash dividends on our common stock and the board of directors does not expect to declare cash dividends on the common stock in the foreseeable future.

Performance Graph

The graph below matches Inovio Pharmaceuticals, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NYSE Amex Composite index and the S & P SuperCap Biotechnology index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2006 and tracks it through December 31, 2011.

	12/06	12/07	12/08	12/09	12/10	12/11
Inovio Pharmaceuticals, Inc.	100.00	27.96	15.81	34.65	34.95	13.01
NYSE Amex Composite	100.00	122.46	73.97	100.19	127.31	128.98
S&P SuperCap Biotechnology	100.00	91.34	102.40	99.88	99.32	119.12

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data for the periods indicated, derived from consolidated financial statements prepared in accordance with United States generally accepted accounting principles.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Operations Data:
License fee and milestone revenue	$567,856	$527,222	$4,929,309	$791,401	$2,793,478
Revenue under collaborative research and development arrangements	—	—	125,996	1,077,967	1,854,303
Grants and miscellaneous revenue	9,227,401	5,617,483	4,064,806	228,264	159,948

Total revenues	9,795,257	6,144,705	9,120,111	2,097,632	4,807,729
Loss from operations	(21,638,540)	(19,220,162)	(13,957,755)	(13,658,464)	(15,898,420)
Interest and other income, net	34,285	147,406	30,329	550,353	1,288,467
Change in fair value of common stock warrants	8,690,658	2,403,924	(1,286,884)	142,489	3,405,510
Loss on investment in affiliated entity	(2,390,498)	(969,914)	(9,244,614)	—	—
Net loss	(15,304,095)	(17,638,746)	(24,458,924)	(12,965,622)	(11,204,443)
Net loss attributable to non-controlling interest	51,150	24,950	47,439	—	—
Imputed and declared dividends on preferred stock	—	—	—	—	(23,335)

Net loss attributable to Inovio Pharmaceuticals, Inc.	$(15,252,945)	$(17,613,796)	$(24,411,485)	$(12,965,622)	$(11,227,778)

Per common share—basic and diluted:
Net loss	$(0.12)	$(0.17)	$(0.33)	$(0.30)	$(0.27)

Net loss attributable to common stockholders	$(0.12)	$(0.17)	$(0.33)	$(0.30)	$(0.27)

Balance Sheet Data:
Cash and cash equivalents	$17,350,116	$19,998,489	$30,296,215	$14,115,281	$10,250,929
Short-term investments	12,863,420	1,846,271	10,397,530	—	16,999,600
Long-term investments	—	—	—	9,169,471	—
Total assets	61,106,561	56,067,391	80,628,917	38,987,028	39,775,021
Current liabilities	11,043,021	6,436,708	19,350,038	14,709,582	3,354,499
Accumulated deficit	(210,091,174)	(194,838,229)	(177,224,433)	(152,812,948)	(139,847,326)
Total stockholders’ equity	47,861,662	47,100,911	61,184,947	19,106,147	31,034,754

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are engaged in the discovery, development, and delivery of a new generation of vaccines, called synthetic vaccines, focused on cancers and infectious diseases. Our SynCon® technology enables the design of “universal” vaccines capable of providing cross-protection against new, unmatched strains of pathogens such as influenza. Our electroporation DNA delivery technology uses brief, controlled electrical pulses to increase cellular DNA vaccine uptake. Initial human data has shown this method can safely and significantly increase gene expression and immune responses. Our clinical programs include HPV/cervical cancer (therapeutic), avian influenza (preventive), prostate cancer (therapeutic), leukemia (therapeutic), HCV and HIV vaccines. We are advancing preclinical research for a universal seasonal/pandemic influenza vaccine as well as other products. Our partners and collaborators include University of Pennsylvania, Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, Program for Appropriate Technology in Health/Malaria Vaccine Initiative (“PATH” or “MVI”), National Institute of Allergy and Infectious Diseases (“NIAID”), Merck, ChronTech, University of Southampton, United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”) and Department of Homeland Security (“DHS”).

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

On June 1, 2009, we completed the Merger resulting in our acquisition of VGX. We believe the Merger advances our ability to play a leadership role in the discovery, development, and delivery of synthetic vaccines.

On May 14, 2010, we amended our Certificate of Incorporation to change our name from “Inovio Biomedical Corporation” to “Inovio Pharmaceuticals, Inc.”

Recent Developments

On December 6, 2011, we completed an underwritten public offering relating to the sale and issuance of 7,699,712 units to certain institutional investors, consisting of 7,699,712 shares of common stock and warrants to purchase an aggregate of up to 5,774,784 additional shares of common stock. These units include the partial exercise of the underwriter’s overallotment option of 962,465 additional units at the public offering price. The units consist of one share of common stock and 0.75 of a warrant to purchase one share of common stock, at a purchase price of $0.5195 per unit. The warrants have a term of five years and an exercise price of $0.65 per share. We may call the warrants if the closing bid price of our common stock has been at least $1.30 over 20 trading days and certain other conditions are met. We received net proceeds from the transaction of approximately $3.7 million, after deducting the underwriter’s discounts and other offering expenses payable.

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

On September 27, 2011, we entered into a Cooperative Research and Development Agreement (CRADA) with the United States Department of Homeland Security (DHS) Science and Technology Directorate Plum Island Animal Disease Center. This collaboration will evaluate the efficacy of our SynCon® vaccines for foot & mouth disease (FMD) in important animal models including cattle, sheep, and pigs.

On January 27, 2011, we entered into investor purchase agreements with investors relating to the issuance and sale of (a) 21,130,400 shares of common stock, and (b) warrants to purchase a total of 10,565,200 shares of common stock with an exercise price of $1.40 per share, for an aggregate purchase price of approximately $24.3 million. The shares of common stock and warrants were sold in units, consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock, at a purchase price of $1.15 per unit. The warrants have a five-year term from the date of issuance and are first exercisable commencing on the 180th day after the date of issuance. We may call the warrants if the closing bid price of the common stock has been at least $2.80 over 20 trading days and certain other conditions are met. We received net proceeds from the transaction of approximately $23.0 million, after deducting the placement agent’s fee and other offering expenses.

On March 24, 2010, we entered into our Agreement with VGX Int’l. Under the VGX Int’l Agreement, we granted VGX Int’l an exclusive license to the Product, i.e., our SynCon® universal influenza vaccine delivered with electroporation to be developed in certain countries in Asia. As consideration for the license granted to

VGX Int’l, we have received payment of $3.0 million as a research and development initiation fee, and will receive research support, annual license maintenance fees and royalties on net Product sales. In addition, contingent upon achievement of clinical and regulatory milestones, we will receive development payments over the term of the VGX Int’l Agreement. The VGX Int’l Agreement also provides us with exclusive rights to supply devices for clinical and commercial purposes (including single use components) to VGX Int’l for use in the Product. The term of the VGX Int’l Agreement commenced upon execution and will extend on a country by country basis until the last to expire of all Royalty Periods for the territory (as such term is defined in the VGX Int’l Agreement) for any Product in that country, unless the VGX Int’l Agreement is terminated earlier in accordance with its provisions as a result of breach, by mutual agreement, or by VGX Int’l’s right to terminate without cause upon prior written notice.

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

As of December 31, 2011, we had an accumulated deficit of $210.1 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment. Our discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. There have been no changes to our critical accounting policies during the year ended December 31, 2011 other than the adoption of recent accounting pronouncements discussed below. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies include:

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

For new collaborative agreements or material modifications of existing collaborative agreements entered into after December 31, 2010, we follow the provisions of ASU No. 2009-13. In order to account for the multiple-element arrangements, we identify the deliverables included within the agreement and evaluate which deliverables represent separable units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. A delivered item is considered a separate unit of accounting when the delivered item has value to the collaborator on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement.

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

Valuation and Impairment Evaluations of Goodwill and Intangible Assets. Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. As of December 31, 2011, our intangible assets resulting from the acquisition of VGX and Inovio AS, and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $9.3 million. Intangible assets are amortized over their estimated useful lives ranging from 5 to 18 years. We are concurrently conducting pre-clinical, Phase I, and Phase II trials using acquired intangibles, and we have entered into certain significant licensing agreements for use of these acquired intangibles.

Historically we have recorded patents at cost and amortized these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent costs consist of the consideration paid for patents and related legal costs. Effective June 1, 2009, in connection with our acquisition of VGX, all new patent costs are being expensed as incurred. Patent costs currently capitalized will continue to be amortized over the expected life of the patent. The effect of this change was immaterial to prior periods. We record license costs based on the fair value of consideration paid and amortize using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement.

The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, we reduce the carrying value of the intangible asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from our intangible assets will exceed the intangible assets’ carrying value, and accordingly, we have not recognized any impairment losses through December 31, 2011.

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

Stock-based Compensation. We have equity incentive plans under which we have granted incentive stock options, restricted stock units and non-qualified stock options.

Our employee stock-based compensation cost is estimated at the grant date based on the fair-value of the award and is recognized as an expense ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data. If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value stock option awards. We recognize compensation expense using the straight-line amortization method.

Our non-employee stock-based compensation awards are measured at either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured at each reporting date using the stock price and other measurement assumptions as of the earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (ii) the date at which the counterparty’s performance is completed.

Registered Common Stock Warrants. We account for registered common stock warrants pursuant to the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. We classify registered warrants on the consolidated balance sheet as a current liability, which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment including estimating stock price volatility and expected warrant life. We develop our estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the consolidated statement of operations as “Change in fair value of common stock warrants.”

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 3 to the Consolidated Financial Statements, included elsewhere in this report.

Results of Operations

Comparison of Years Ended December 31, 2011 and 2010

The audited consolidated financial data for the years ended December 31, 2011 and December 31, 2010 is presented in the following table and the results of these two periods are used in the discussion thereafter.

	December 31, 2011	December 31, 2010	Increase/ (Decrease) $	Increase/ (Decrease) %
Revenues:
License fee and milestone revenue	$567,856	$527,222	$40,634	8%
Grants and miscellaneous revenue	9,227,401	5,617,483	3,609,918	64

Total revenues	9,795,257	6,144,705	3,650,552	59
Operating expenses:
Research and development	20,032,001	13,256,606	6,775,395	51
General and administrative	11,988,796	12,108,261	(119,465)	(1)
Gain on sale of assets	(587,000)	—	(587,000)	(100)

Total operating expenses	31,433,797	25,364,867	6,068,930	24

Loss from operations	(21,638,540)	(19,220,162)	(2,418,378)	(13)
Interest and other income, net	34,285	147,406	(113,121)	(77)
Change in fair value of common stock warrants	8,690,658	2,403,924	6,286,734	262
Loss on investment in affiliated entity	(2,390,498)	(969,914)	(1,420,584)	(146)

Net loss	(15,304,095)	(17,638,746)	2,334,651	13

Net loss attributable to non-controlling interest	51,150	24,950	26,200	105

Net loss attributable to Inovio Pharmaceuticals, Inc.	$(15,252,945)	$(17,613,796)	$2,360,851	13%

Revenue

Revenue primarily consists of license fees and milestone revenue, grants and government contracts.

Our total revenue increased $3.7 million or 59% for the year ended December 31, 2011, as compared to the year ended December 31, 2010 due to increases in grants and miscellaneous revenue.

The $41,000 increase in license fee and milestone revenue for the year ended December 31, 2011 as compared to 2010 was primarily due to higher revenues recognized from the VGX Int’l Agreement entered into in March 2010 and various smaller license agreements.

The $3.6 million increase in grants and miscellaneous revenue for the year ended December 31, 2011 as compared to 2010, was primarily due to higher revenues recognized from our contract with the NIAID of $7.8 million for the year ended December 31, 2011 as compared to $4.1 million for the year ended December 31, 2010. The NIAID contract, which was modified in September 2011, has an initial term of five years with two one-year options (period of performance is September 30, 2008 – September 29, 2015 including the two options). The current approved funding of the contract for the five years is $23.0 million with option years six and seven valued at $1.3 million and $1.0 million, respectively, for a total potential value of $25.3 million, and will fund research and development for HIV DNA-based vaccines delivered via our proprietary electroporation system. These increases were also attributable to higher revenue recognized under our PATH Malaria Vaccine Initiative (“MVI”) contract of $740,000 for the year ended December 31, 2011 as compared to $303,000 for the same period in 2010. PATH is an international nonprofit organization funded by private donors. We have a research program and agreement with the PATH MVI to evaluate in a preclinical feasibility study our SynCon® DNA vaccine development platform to target antigens from Plasmodium species and deliver them intradermally using the CELLECTRA® electroporation device. The initial agreement with MVI was for $685,000 and was completed in February 2010. In September 2010 we entered into an amended agreement with PATH to further this study in non-human primates. The amended agreement had a total value of $804,000 and was completed in August 2011. The overall increase in grants and miscellaneous revenue was also due to higher revenue recognized from our subcontract with Drexel University of $491,000 for the year ended December 31, 2011 as compared to $18,000 for the year ended December 31, 2010 and higher revenues recognized from our subcontract with the University of Pennsylvania of $124,000 for the year ended December 31, 2011 as compared to $14,000 for the year ended December 31, 2010. These increases were partially offset by no revenue recognized in 2011 related to the grant awarded in October 2010 under The Patient Protection and Affordable Care Act of 2010 (“PPACA”) for $733,000. This grant was related to three of our projects, including the Phase II clinical trial of VGX-3100, a therapeutic vaccine for cervical dysplasia and cancer as well as development projects for SynCon® universal flu and dengue vaccines. The PPACA provided small and mid-sized biotech, pharmaceutical and medical device companies with up to a 50% tax credit for investments in qualified therapeutic discoveries for tax years 2009 and 2010, or a grant for the same amount tax-free. In addition, there was no revenue recognized from the Department of Defense (“U.S. Army”) grant during the year ended December 31, 2011 when compared to $373,000 recognized in 2010. The U.S. Army grant, which commenced in 2008, had a total value of $933,000 and was completed in May 2010. This project funded research and development of DNA-based vaccines delivered via our proprietary electroporation system and focused on identifying DNA vaccine candidates with the potential to provide rapid, robust immunity to protect against bio-warfare and bioterror attacks.

Research and Development Expenses

The $6.8 million increase in research and development expenses for the year ended December 31, 2011 as compared to 2010 was primarily due to $4.7 million in higher clinical trial costs including the initiation of the HPV Phase II and Influenza Phase I study, $1.1 million in higher compensation and related expenses due to increased employee headcount, higher outside service expense of $800,000 for various on going research efforts, higher employee stock-based compensation of $191,000 due to an increase in total options granted during the year, higher facilities and IT expense of $168,000, higher expensed inventory of $148,000 for the increased purchases of devices to support on-going clinical trials, as well as higher travel and transportation expenses of $145,000. These increases were partially offset by a $399,000 decrease in consulting expense related to our US Army grant and other services, among other variances.

General and Administrative Expenses

General and administrative expenses include business development expenses and the amortization of intangible assets. The $119,000 decrease in general and administrative expenses for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily due to a decrease in compensation and related expenses, accounting and audit expenses, and other outside services of $836,000, $325,000, and $248,000, respectively. These decreases were partially offset by higher severance expenses, higher employee stock-based compensation due to an increase in total options granted during the year and severance related stock option expenses, as well as higher consulting expenses related to corporate management and investor relations of $620,000, $252,000 and $421,000, respectively, among other variances.

Stock-based Compensation

Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee’s requisite service period.

Total employee compensation cost for our stock plans for the years ended December 31, 2011 and 2010 was $1.6 million and $898,000, of which $472,000 and $281,000 was included in research and development expenses and $1.1 million and $617,000 was included in general and administrative expenses, respectively. At December 31, 2011, there was $981,000 of total unrecognized compensation cost related to unvested stock options, which we expect to recognize over a weighted-average period of 1.7 years, as compared to $928,000 for the year ended December 31, 2010 expected to be recognized over a weighted-average period of 1.7 years. Total stock-based compensation for options granted to non-employees for the years ended December 31, 2011 and 2010 was $33,000 and $277,000, respectively.

Interest and Other Income, net

The $113,000 decrease in interest and other income, net, for the year ended December 31, 2011 as compared to 2010, was primarily due to no realized gains recognized on foreign currency translation in 2011 and a lower interest rate earned on our accounts.

Change in fair value of common stock warrants

The change in fair value of common stock warrants for the years ended December 31, 2011 and 2010 was $8.7 million and $2.4 million, respectively. The increase is primarily due to the revaluation of registered common stock warrants issued by us in July 2009 and January 2011. We revalue warrants at each balance sheet date to fair value. If unexercised, the warrants will expire at various dates between August 2012 and December 2016.

Loss on investment in affiliated entity

The loss is a result of the change in the fair market value of the investment in VGX Int’l for the year ended December 31, 2011.

Income Taxes

Since inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2011, we had net operating loss carry forwards for federal, California and Pennsylvania income tax purposes of approximately $87.9 million, $27.9 million and $49.1 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. We also had federal and California research and development tax credits of approximately $880,000 and $1.7 million, respectively, net of the federal research and development credits that will expire due to IRC Section 383 limitations. If not utilized, the net operating losses and credits will begin to expire in 2012. Utilization of net operating losses and credits are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended.

Comparison of Years Ended December 31, 2010 and 2009

The audited consolidated financial data for the years ended December 31, 2010 and December 31, 2009 is presented in the following table and the results of these two periods are used in the discussion thereafter.

	December 31, 2010	December 31, 2009	Increase/ (Decrease) $	Increase/ (Decrease) %
Revenues:
License fee and milestone revenue	$527,222	$4,929,309	$(4,402,087)	(89)%
Revenue under collaborative research and development arrangements	—	125,996	(125,996)	(100)
Grants and miscellaneous revenue	5,617,483	4,064,806	1,552,677	38

Total revenues	6,144,705	9,120,111	(2,975,406)	(33)
Operating expenses:
Research and development	13,256,606	9,408,457	3,848,149	41
General and administrative	12,108,261	13,669,409	(1,561,148)	(11)

Total operating expenses	25,364,867	23,077,866	2,287,001	10

Loss from operations	(19,220,162)	(13,957,755)	(5,262,407)	(38)
Other income/(expense), net	2,476,816	(1,258,848)	3,735,664	297
Interest income, net	74,514	2,293	72,221	3,150
Loss on investment in affiliated entity	(969,914)	(9,244,614)	8,274,700	90

Net loss	(17,638,746)	(24,458,924)	6,820,178	28

Net loss attributable to non-controlling interest	24,950	47,439	(22,489)	(47)

Net loss attributable to Inovio Pharmaceuticals, Inc.	$(17,613,796)	$(24,411,485)	$6,797,689	28%

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

The $1.6 million increase in grant and miscellaneous revenue for the year ended December 31, 2010 as compared to 2009, was primarily due to higher revenues recognized from our contract with the NIAID of $4.1 million for the year ended December 31, 2010 as compared to $3.0 million for 2009. The NIAID contract, which was modified in September 2010, has an initial term of five years with two one-year options (period of performance is September 30, 2008 – September 29, 2015 including the two options). The current approved funding of the contract for the five years is $24.6 million with option years six and seven valued at $1.3 million and $1.0 million, respectively, for a total potential value of $26.9 million, and will fund research and development for HIV DNA-based vaccines delivered via our proprietary electroporation system. The increase is also attributed to the $733,000 grant awarded in October 2010 under The Patient Protection and Affordable Care Act of 2010 (“PPACA”). The grant was related to three of our projects, including the Phase II clinical trial of VGX-3100, a therapeutic vaccine for cervical dysplasia and cancer as well as development projects for SynCon® universal flu and dengue vaccines. The PPACA provides small and mid-sized biotech, pharmaceutical and medical device companies with up to a 50% tax credit for investments in qualified therapeutic discoveries for tax years 2009 and 2010, or a grant for the same amount tax-free. These increases were partially offset by less revenue recognized under our PATH Malaria Vaccine Initiative (“MVI”) contract and from the Department of Defense (“U.S. Army”) grant. PATH is an international nonprofit organization funded by private donors. We have a research program and agreement with the PATH MVI to evaluate in a preclinical feasibility study our SynCon® DNA vaccine development platform to target antigens from Plasmodium species and deliver them intradermally using the CELLECTRA® electroporation device. The initial agreement with MVI was for $685,000 and was completed in February 2010. In September 2010 we entered into an amended agreement with PATH to further this study in non-human primates. The amended agreement has a total value of $804,000 and is expected to be completed by August 2011. The U.S. Army grant had a total value of $933,000 and was completed in May 2010. This project funded research and development of DNA-based vaccines delivered via our proprietary electroporation system and focused on identifying DNA vaccine candidates with the potential to provide rapid, robust immunity to protect against bio-warfare and bioterror attacks.

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

Gain (Loss) on investment in affiliated entity

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

Working Capital and Liquidity

As of December 31, 2011 we had working capital of $20.9 million, as compared to $16.4 million as of December 31, 2010. The increase in working capital during the year ended December 31, 2011 was primarily due to the January 2011 and December 2011 financings. In December 2011, we completed an underwritten public offering relating to the sale and issuance of 7,699,712 units to certain institutional investors, consisting of 7,699,712 shares of common stock and warrants to purchase an aggregate of up to 5,774,784 additional shares of common stock. These units include the partial exercise of the underwriter’s overallotment option of 962,465 additional units at the public offering price. The units consist of one share of common stock and 0.75 of a warrant to purchase one share of common stock, at a purchase price of $0.5195 per unit. The warrants have a term of five years and an exercise price of $0.65 per share. We may call the warrants if the closing bid price of our common stock has been at least $1.30 over 20 trading days and certain other conditions are met. We received net proceeds from the transaction of approximately $3.7 million, after deducting the underwriter’s discounts and other offering expenses payable. In January 2011, we entered into investor purchase agreements with investors relating to the issuance and sale of (a) 21,130,400 shares of common stock, and (b) warrants to purchase a total of 10,565,200 shares of common stock with an exercise price of $1.40 per share, for an aggregate purchase price of approximately $24.3 million. The shares of common stock and warrants were sold in units, consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock, at a purchase price of $1.15 per unit. We received net proceeds from the transaction of approximately $23.0 million, after deducting the placement agent’s fee and offering expenses payable. This increase in working capital was partially offset by the $2.0 million and $3.2 million valuation of the registered common stock warrants issued in connection with the December 2011 and January 2011 financings, respectively, that are classified as a current liability on the consolidated balance sheet, as well as due to expenditures related to our research and development activities and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.

Net cash used in operating activities was $19.8 million and $11.9 million for the years ended December 31, 2011 and 2010, respectively. The increase was primarily the result of the increased spending on clinical, engineering and other research and development activities to support our programs.

Net cash (used in) / provided by investing activities was $(10.9 million) and $11.4 million for the years ended December 31, 2011 and 2010, respectively. The fluctuation was primarily the result of timing differences in short-term investment purchases, sales and maturities.

Net cash provided by/ (used in) financing activities was $28.0 million and $(9.7 million) for the years ended December 31, 2011 and 2010, respectively. The fluctuation was primarily due to the proceeds from our January 2011 and December 2011 financings and At-The-Market Equity Distribution Agreement as well as repayment of our line of credit during 2010.

We initiated an At-The-Market Equity Distribution Agreement in August 2010 and raised $3.7 million net of expenses, as of December 31, 2011.

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

In conjunction with the acceptance of the ARS Rights, we also amended our existing loan agreement with UBS Bank USA, increasing the existing credit line up to $12.1 million, with the ARS pledged as collateral. We fully drew down on the line of credit in December 2008. On July 1, 2010, upon exercise of our ARS Rights, the line of credit was paid in full and terminated.

As of December 31, 2011, we had an accumulated deficit of $210.1 million. We have operated at a loss since 1994, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs into the third quarter of 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue, expenses, and results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of December 31, 2011, we did not have any other material long-term debt or other known contractual obligations, except for the operating leases for our facilities, which expire in 2013 through 2017, and operating leases for copiers, which expire in 2012 through 2014.

We are contractually obligated to make the following operating lease payments as of December 31, 2011:

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$1,397,000	$413,000	$545,000	$357,000	$82,000

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

The investment in affiliated entity represents our ownership interest in the Korean based company, VGX Int’l. We report this investment at fair value on the consolidated balance sheet using the closing price of VGX Int’l’s shares of common stock as listed on the Korean Stock Exchange.

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

Foreign Currency Risk

We have operated primarily in the United States and most transactions during the year ended December 31, 2011, have been made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investment in VGX Int’l which is denominated in South Korean Won. We do not have any foreign currency hedging instruments in place.

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

We do not use derivative financial instruments for speculative purposes. We do not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. Currently, we do not expect the impact of fluctuations in the relative fair value of other currencies to be material in 2012.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed in reports that we file or submit under the Exchange Act and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

As of December 31, 2011, management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of our fiscal year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2011. The report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of Inovio Pharmaceuticals, Inc.

We have audited Inovio Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Inovio Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Inovio Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inovio Pharmaceuticals, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Inovio Pharmaceuticals, Inc. and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 15, 2012

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2011 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2011 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2011 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director independence and other information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2011 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2011 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

Consolidated financial statements required to be filed hereunder are indexed on Page F-1 hereof.

2.	Financial Statement Schedules

Schedules not listed herein have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

3.	Exhibits

The following exhibits are filed as part of this annual report on Form 10-K:

Exhibit Number	Description of Document

3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-3 (File No. 333-108752) filed on September 12, 2003).

(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on September 10, 2004 (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K current report filed September 16, 2004).

(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on March 31, 2005 (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K current report filed on April 4, 2005).

(d)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on May 14, 2010 (incorporated by reference to Exhibit 3.1 of the registrant’s on Form 10-Q quarterly report for the quarter ended March 31, 2010 filed on May 17, 2010).

3.2(a)	Certificate of Designations, Rights and Preferences of Series C Convertible Preferred Stock of registrant (incorporated by reference to Exhibit 3.3 of the registrant’s Registration Statement on Form S-3 filed on June 21, 2004).

(b)	Certificate of Decrease of Shares of Series C Cumulative Convertible Preferred Stock of registrant (incorporated by reference to Exhibit 3.4 of the registrant’s Registration Statement on Form S-3 filed on June 21, 2004).

3.3	Amended and Restated Bylaws of Inovio Pharmaceuticals, Inc. dated August 10, 2011 (incorporated by reference to Exhibit 3.2 to the registrant’s Form 8-K current report filed on August 12, 2011).

4.12	Form of Common Stock Purchase Warrant dated as of September 15, 2006 by and between the registrant and each of the purchasers listed on Schedule 1 to the Securities Purchase Agreement (Exhibit 10.23 herein) (incorporated by reference to Exhibit 4.3 of the registrant’s Form 8-K current report filed on September 20, 2006).

4.13	Registration Rights Agreement dated as of September 15, 2006 by and among registrant and certain investors indicated on a schedule thereto (incorporated by reference to Exhibit 10.5 of the registrant’s Form 10-Q quarterly report for the quarter ended September 30, 2010 filed on November 9, 2006).

Exhibit Number	Description of Document

4.14	Form of Common Stock Purchase Warrant to be used by and between the registrant and each of the purchasers listed on Schedule 1 to the Securities Purchase and Exchange Agreement (Exhibit 10.25 herein) (incorporated by reference to Exhibit 4.24 of the registrant’s Form 10-K annual report for the year ended December 31, 2006 filed on March 16, 2007).

4.16+	Form of Restricted Stock Award Grants under the 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 filed on May 14, 2007).

4.17+	Form of Incentive and Non-Qualified Stock Option Grants under the 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 filed with on May 14, 2007).

4.18	Form of Common Stock Warrant issued by Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K current report filed on January 24, 2011).

4.19	Form of Warrant Purchase Common Stock issued by Inovio Pharmaceuticals (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K current report filed December 1, 2011).

10.1	Lease Agreement by and between the registrant and 1787 Sentry Park West LLC dated December 10, 2009 (incorporated by reference to Exhibit 10.1 of the registrant’s Form 10-K annual report for the year ended December 31, 2009 filed on March 26, 2010).

10.2†	License Agreement dated September 20, 2000 by and between the registrant and the University of South Florida Research Foundation, Inc. (incorporated by reference to Exhibit 10.5 of the registrant’s Form 10-Q quarterly report for the quarter ended September 30, 2000 filed on November 9, 2000).

10.3†	Non-Exclusive License and Research Collaboration Agreement dated as of May 21, 2004 by and among the registrant and Merck & Co., Inc. and Genetronics, Inc., a subsidiary of the registrant (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q quarterly report for the quarter ended June 30, 2004 filed on August 13, 2004).

10.4	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of the registrant’s Form 8-K current report filed on August 6, 2007).

10.5+	Employment Agreement dated as of December 27, 2010 between Inovio Pharmaceuticals, Inc. and Peter Kies (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-K report for the year ended December 31, 2010 filed on March 16, 2011).

10.6	Voting Trust Agreement dated June 1, 2009 by and among Inovio Pharmaceuticals, Inc., the stockholders listed on Schedule I thereto, Simon Benito, Tee Khiang Ng and Dr. Morton Collins (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K current report filed on June 1, 2009).

10.7+	Employment agreement dated December 27, 2010 between Inovio Pharmaceuticals, Inc. and Niranjan Y. Sardesai (filed here with).

10.8	Securities Purchase Agreement dated July 29, 2009 by and among Inovio Pharmaceuticals, Inc. and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K current report filed on July 30, 2009).

10.9	Form of Indemnification Agreement for Directors and Officers of Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q quarterly report for the quarterly period ended June 30, 2009, filed on August 19, 2009).

10.10+	Amended and Restated Employment Agreement dated October 6, 2009 by and between Inovio Pharmaceuticals, Inc. and Dr. Avtar Dhillon (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K current report filed on October 6, 2009).

Exhibit Number	Description of Document

10.12#	Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10Q quarterly report for the quarterly period ended March 31, 2010, filed on May 17, 2010).

10.13†	License Agreement dated June 26, 2000 by and among Baylor College of Medicine, Valentis, Inc. and Applied Veterinary Systems, Inc., as filed with the registrant’s Registration Statement on Form S-4 (File No. 333-156035) on April 27, 2009).

10.14†	License Agreement dated January 25, 2001 by and between Baylor College of Medicine and Applied Veterinary Systems, Inc. as assigned to VGX Pharmaceuticals, Inc., as amended by First Amendment dated April 17, 2002, Second Amendment dated May 29, 2002, Third amendment dated March 5, 2002, Fourth Amendment dated April 14, 2004 and Fifth Amendment dated February 15, 2007 (incorporated by reference to Exhibit 10.27 as filed with the registrant’s Registration Statement on Form S-4 (File No. 333-156035) on April 27, 2009).

10.15†	License Agreement dated November 5, 2001 by and between The Trustees of the University of Pennsylvania and VGX Pharmaceuticals, Inc., as amended by First Amendment dated August 15, 2005 (incorporated by reference to Exhibit 10.29 as filed with the registrant’s Registration Statement on Form S-4 (File No. 333-156035) on April 27, 2009).

10.16†	R&D Alliance Agreement dated December 19, 2005 by and between Ganial Immunotherapeutics, Inc. and VGX Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.31 as filed with the registrant’s Registration Statement on Form S-4 (File No. 333-156035) on April 27, 2009).

10.17†	Asset Purchase Agreement dated February 21, 2007 by and among Ronald O. Bergan, Mary Alice Bergan, and VGX Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.32 as filed with the registrant’s Registration Statement on Form S-4 (File No. 333-156035) on April 27, 2009).

10.18†	License Agreement dated May 9, 2007 by and between Baylor University and VGX Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.34 as filed with the registrant’s registration statement on Form S-4 (File No. 333-156035) on April 27, 2009).

10.20†	Non-Exclusive License Agreement dated September 1, 2007 by and between VGX Animal Health, Inc. and VGX Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.36 as filed with the registrant’s Registration Statement on Form S-4 (File No. 333-156035) on April 27, 2009).

10.21†	License Agreement dated September 1, 2007 by and between VGX Animal Health, Inc. and VGX Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.37 as filed with the registrant’s Registration Statement on Form S-4 (File No. 333-156035) on April 27, 2009).

10.22	Assignment of Contingent Payments Agreement dated October 20, 2007 by and among Ronald O. Bergan, Mary Alice Bergan, VGX Animal Health, Inc., and VGX Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.38 as filed with the registrant’s Registration Statement on Form S-4 (File No. 333-156035) on April 27, 2009).

10.23†	R&D Collaboration and License Agreement dated December 18, 2006 by and between VGX International, Inc. and VGX Pharmaceuticals, Inc., as amended by First Amendment dated October 31, 2007 and as amended by Second Amendment dated August 4, 2008 (incorporated by reference to Exhibit 10.39 as filed with the registrant’s Registration Statement on Form S-4 (File No. 333-156035) on April 27, 2009).

10.24†	Sales and Marketing Agreement dated February 28, 2008 by and between VGX International and VGX Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.42 as filed with the registrant’s Registration Statement on Form S-4 (File No. 333-156035) on April 27, 2009).

Exhibit Number	Description of Document

10.25+	Employment Agreement dated March 31, 2008 by and between J. Joseph Kim, Ph.D. and VGX Pharmaceuticals, Inc., as amended by First Amendment of Employment Agreement dated March 31, 2008 (incorporated by reference to Exhibit 10.43 as filed with the registrant’s Registration Statement on Form S-4 (File No. 333-156035) on April 27, 2009).

10.26†	CELLECTRA® Device License Agreement dated April 16, 2008 by and between VGX International and VGX Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.44 as filed with the registrant’s Registration Statement on Form S-4 (File No. 333-156035) on April 27, 2009).

10.27	Asset Purchase Agreement dated June 10, 2008 by and among VGXI, Inc. and VGX Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.48 as filed with the registrant’s Registration Statement on Form S-4 (File No. 333-156035) on April 27, 2009).

10.29†	Patent License Agreement dated April 27, 2007 by and between The Trustees of the University of Pennsylvania and VGX Pharmaceuticals, Inc., as amended by First Amendment dated June 12, 2008 (incorporated by reference to Exhibit 10.50 as filed with the registrant’s Registration Statement on Form S-4 (File No. 333-156035) on April 27, 2009).

10.30+	2001 Equity Compensation Plan for VGX Pharmaceuticals, Inc., as amended (incorporated by reference to Exhibit 10.62 as filed with the registrant’s Registration Statement on Form S-4 (File No. 333-156035) on April 27, 2009).

10.31+	2007 Equity Compensation Plan for VGX Animal Health, Inc. (incorporated by reference to Exhibit 10.63 as filed with the registrant’s Registration Statement on Form S-4 (File No. 333-156035) on April 27, 2009).

10.32	Memorandum of NIH Research Grant Agreement by and between National Institute of Allergy and Infectious Diseases and VGX Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.66 as filed with the registrant’s Registration Statement on Form S-4 (File No. 333-156035) on April 27, 2009).

10.33	Form of Warrant to Purchase Common Stock issued by VGX Pharmaceuticals, Inc. since 2003 (incorporated by reference to Exhibit 10.67 as filed with the registrant’s Registration Statement on Form S-4 (File No. 333-156035) on April 27, 2009).

10.34	Form of Warrant Purchase Agreement for Warrants to Purchase Common Stock issued by VGX Pharmaceuticals, Inc. since 2003 (incorporated by reference to Exhibit 10.68 as filed with the registrant’s Registration Statement on Form S-4 (File No. 333-156035) on April 27, 2009).

10.35†	License and Collaboration Agreement dated March 24, 2010 between Inovio Pharmaceuticals, inc. and VGX International, Inc. (incorporated by reference to Exhibit 10.2 as filed with the registrant’s Form 10-Q quarterly report for the quarter ended March 31, 2010 filed on May 17, 2010).

10.36	Equity Distribution Agreement dated August 27, 2010 between Inovio Pharmaceuticals, Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 as filed with the registrant’s Form 8-K current report filed on August 27, 2010).

10.37	Placement Agent Agreement dated January 24, 2011 between Inovio Pharmaceuticals, Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 as filed with the registrant’s Form 8-K current report filed on January 24, 2011).

10.38	Underwriting Agreement dated December 1, 2011 between Inovio Pharmaceuticals, Inc. and Brean Murray, Carret & Co., LLC (incorporated by reference to Exhibit 1.1 as filed with registrant’s Form 8-K current report filed on December 1, 2011).

10.39+	Employment Agreement dated December 10, 2009 between Inovio Pharmaceuticals, Inc. and Mark L. Bagarazzi (filed here with).

Exhibit Number	Description of Document

10.40+	Collaborative Development and License Agreement between VGX International, Inc. and Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 as filed with the registrant’s Form 10-Q quarterly report for the quarter ended September 30, 2011 filed on November 7, 2011).

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	The registrant hereby agrees to furnish the staff, on a confidential basis, a supplemental copy of any omitted schedule upon the staff’s request.
+	Designates management contract, compensatory plan or arrangement.
†	We have applied with the Secretary of the Securities and Exchange Commission for confidential treatment of certain information pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. We have filed separately with our application a copy of the exhibit including all confidential portions, which may be made available for public inspection pending the Securities and Exchange Commission’s review of the application in accordance with Rule 24b-2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2012.

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

Signature	Title	Date

/s/ J. JOSEPH KIM J. Joseph Kim	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2012

/s/ AVTAR DHILLON Avtar Dhillon	Chairman of the Board of Directors	March 15, 2012

/s/ PETER KIES Peter Kies	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 15, 2012

/s/ SIMON X. BENITO Simon X. Benito	Director	March 15, 2012

/s/ MORTON COLLINS Morton Collins	Director	March 15, 2012

/s/ KEITH WELLS Keith Wells	Director	March 15, 2012

INOVIO PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of Inovio Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Inovio Pharmaceuticals, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inovio Pharmaceuticals, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements, effective January 1, 2011.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Inovio Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 15, 2012

Inovio Pharmaceuticals, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$17,350,116	$19,998,489
Short-term investments	12,863,420	1,846,271
Accounts receivable	467,909	32,887
Accounts receivable from affiliated entity	38,406	72,149
Prepaid expenses and other current assets	746,049	273,975
Prepaid expenses and other current assets from affiliated entity	441,186	653,436

Total current assets	31,907,086	22,877,207
Restricted cash	100,059	—
Fixed assets, net	295,785	276,795
Intangible assets, net	9,310,485	11,180,002
Goodwill	10,113,371	10,113,371
Investment in affiliated entity	9,071,513	11,360,888
Common stock warrants	100,000	—
Other assets	208,262	259,128

Total assets	$61,106,561	$56,067,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,318,942	$3,410,610
Accounts payable and accrued expenses due to affiliated entity	20,344	1,680,947
Accrued clinical trial expenses	1,059,372	178,328
Common stock warrants	5,176,319	370,926
Deferred revenue	79,502	420,897
Deferred revenue from affiliated entity	388,542	375,000

Total current liabilities	11,043,021	6,436,708
Deferred revenue, net of current portion	80,450	72,780
Deferred revenue from affiliated entity, net of current portion	1,961,694	2,336,694
Deferred rent	80,875	67,112
Deferred tax liabilities	78,859	53,186

Total liabilities	13,244,899	8,966,480

Commitments and contingencies
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Preferred stock—par value $0.001; Authorized shares: 10,000,000, issued and outstanding: 26 and 26 at December 31, 2011 and December 31, 2010, respectively	—	—
Common stock—par value $0.001; Authorized shares: 300,000,000, issued and outstanding: 134,968,394 at December 31, 2011 and 105,038,192 at December 31, 2010	134,968	105,038
Additional paid-in capital	257,235,707	241,233,334
Accumulated deficit	(210,091,174)	(194,838,229)
Accumulated other comprehensive income	35,393	2,850

Total Inovio Pharmaceuticals, Inc. stockholders’ equity	47,314,894	46,502,993
Non-controlling interest	546,768	597,918

Total stockholders’ equity	47,861,662	47,100,911

Total liabilities and stockholders’ equity	$61,106,561	$56,067,391

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2011	2010	2009
Revenues:
License fee and milestone revenue	$156,397	$213,916	$4,929,309
License fee and milestone revenue from affiliated entity	411,459	313,306	18,222
Revenue under collaborative research and development arrangements	—	—	125,996
Grants and miscellaneous revenue	9,227,401	5,549,583	4,005,719
Miscellaneous revenue from affiliated entity	—	67,900	40,865

Total revenues	9,795,257	6,144,705	9,120,111

Operating expenses:
Research and development	20,032,001	13,256,606	9,408,457
General and administrative	11,988,796	12,108,261	13,669,409
Gain on sale of assets	(587,000)	—	—

Total operating expenses	31,433,797	25,364,867	23,077,866

Loss from operations	(21,638,540)	(19,220,162)	(13,957,755)
Other income (expense):
Interest and other income, net	34,285	147,406	30,329
Change in fair value of common stock warrants	8,690,658	2,403,924	(1,286,884)
Loss on investment in affiliated entity	(2,390,498)	(969,914)	(9,244,614)

Net loss	(15,304,095)	(17,638,746)	(24,458,924)
Net loss attributable to non-controlling interest	51,150	24,950	47,439

Net loss attributable to Inovio Pharmaceuticals, Inc.	$(15,252,945)	$(17,613,796)	$(24,411,485)

Loss per common share—basic and diluted:
Net loss per share attributable to Inovio Pharmaceuticals, Inc. stockholders	$(0.12)	$(0.17)	$(0.33)

Weighted average number of common shares outstanding—basic and diluted	126,239,336	103,201,880	74,714,138

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Non- controlling interest	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2008	71	—	44,023,050	$44,022	$171,868,914	$(152,812,948)	$6,159	—	$19,106,147
Issuance of common stock to VGX Pharmaceutical Shareholders	—	—	41,492,757	41,493	26,098,943	—	—	—	26,140,436
Stock options and warrants assumed in connection with Merger	—	—	—	—	5,137,038	—	—	—	5,137,038
Non-controlling interest assumed in connection with merger	—	—	—	—	—	—	—	670,307	670,307
Issuance of common stock and warrants for cash, net of financing costs of $1.6 million	—	—	11,111,110	11,111	28,395,245	—	—	—	28,406,356
Fair value of common stock warrants issued in connection with equity financing	—	—	—	—	(1,263,384)	—	—	—	(1,263,384)
Exercise of stock options for cash	—	—	794,043	795	357,945	—	—	—	358,740
Cashless exercise of stock options	—	—	519,491	519	(519)	—	—	—	—
Conversions of preferred stock to common stock	(45)	—	66,176	66	(66)	—	—	—	—
Conversion of convertible debt to common stock	—	—	4,600,681	4,601	4,826,114	—	—	—	4,830,715
Stock-based compensation	—	—	138,750	139	2,157,740	—	—	—	2,157,879
Comprehensive loss:
Net loss attributable to common stockholders	—	—	—	—	—	(24,411,485)	—	(47,439)	(24,458,924)
Foreign currency translation gain	—	—	—	—	—	—	99,637	—	99,637

Total comprehensive loss	—	—	—	—	—	—	—	—	(24,359,287)

Balance at December 31, 2009	26	—	102,746,058	$102,746	$237,577,970	$(177,224,433)	$105,796	$622,868	$61,184,947

Issuance of common stock for cash, net of financing costs of $71,839	—	—	1,994,672	1,995	2,312,129	—	—	—	2,314,124
Exercise of stock options for cash	—	—	297,462	297	168,368	—	—	—	168,665
Stock-based compensation	—	—	—	—	1,174,867	—	—	—	1,174,867
Comprehensive loss:
Net loss attributable to common stockholders	—	—	—	—	—	(17,613,796)	—	(24,950)	(17,638,746)
Foreign currency translation loss	—	—	—	—	—	—	(102,946)	—	(102,946)

Total comprehensive loss	—	—	—	—	—	—	—	—	(17,741,692)

Balance at December 31, 2010	26	—	105,038,192	$105,038	$241,233,334	$(194,838,229)	$2,850	$597,918	$47,100,911

Issuance of common stock for cash, net of financing costs of $41,838	—	—	1,028,905	1,029	1,350,640	—	—	—	1,351,669
Issuance of common stock and warrants for cash, net of financing costs of $1.3 million	—	—	21,130,400	21,130	22,936,673	—	—	—	22,957,803
Fair value of common stock warrants issued in connection with equity financing	—	—	—	—	(11,727,372)	—	—	—	(11,727,372)
Issuance of common stock and warrants for cash, net of financing costs of $314,871	—	—	7,699,712	7,700	3,677,429	—	—	—	3,685,129
Fair value of common stock warrants issued in connection with equity financing	—	—	—	—	(1,905,679)	—	—	—	(1,905,679)
Exercise of stock options and warrants for cash	—	—	71,185	71	15,859	—	—	—	15,930
Stock-based compensation	—	—	—	—	1,654,823	—	—	—	1,654,823
Comprehensive loss:
Net loss attributable to common stockholders	—	—	—	—	—	(15,252,945)	—	(51,150)	(15,304,095)
Unrealized gain on short-term investments	—	—	—	—	—	—	35,806	—	35,806
Foreign currency translation loss	—	—	—	—	—	—	(3,263)	—	(3,263)

Total comprehensive loss	—	—	—	—	—	—	—	—	(15,271,552)

Balance at December 31, 2011	26	—	134,968,394	$134,968	$257,235,707	$(210,091,174)	$35,393	$546,768	$47,861,662

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(15,304,095)	$(17,638,746)	$(24,458,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	142,197	194,629	237,222
Amortization of intangible assets	1,869,517	1,913,912	1,439,756
Change in value of common stock warrants	(8,690,658)	(2,403,924)	1,286,884
Change in value of short-term investments—auction rate securities	—	(3,152,470)	—
Change in value of auction rate security rights	—	3,145,156	(1,228,059)
Gain on long-term investments	—	—	1,136,338
Stock-based compensation	1,654,823	1,174,867	2,157,879
Interest converted into common stock	—	—	430,715
Interest expense accrued on line of credit	—	61,152	166,178
Interest income accrued on short-term investments-certificates of deposit	6,271	(6,271)	—
Reserve for inventory purchased from related parties	—	—	177,969
Recognition/(amortization) of deferred tax liabilities	25,673	53,186	(887,250)
Deferred rent	13,763	55,774	(131,020)
Impairment of long-term investments	—	25,000	—
Loss on disposal of fixed assets	—	21,182	26,404
Loss on investment in affiliated entity	2,390,498	969,914	9,244,614
Gain on sale of assets	(587,000)	—	—
Gain from long-term investment in affiliated entity	—	—	(5,502)
Changes in operating assets and liabilities:
Accounts receivable	(435,022)	226,320	288,155
Accounts receivable from affiliated entity	33,743	(13,296)	1,103,925
Prepaid expenses and other current assets	(472,074)	35,890	242,325
Prepaid expenses and other current assets from affiliated entity	212,250	(553,456)	—
Restricted cash	(100,059)	—	—
Other assets	50,866	21,419	(18,400)
Accounts payable and accrued expenses	1,789,376	(156,073)	(1,043,838)
Accounts payable and accrued expenses due to affiliated entity	(1,660,603)	1,235,856	428,353
Deferred revenue	(333,725)	140,757	(4,673,916)
Deferred revenue from affiliated entity	(361,458)	2,711,694	—

Net cash used in operating activities	(19,755,717)	(11,937,528)	(14,080,192)

Cash flows from investing activities:
Purchases of investments	(18,193,614)	(8,000,000)	—
Maturities of investments	7,206,000	6,160,000	—
Sales of investments-auction rate securities	—	13,550,000	—
Purchases of capital assets	(161,187)	(181,649)	(48,368)
Sale of capital assets	—	32,500	—
Additional investment in affiliated entity	(101,123)	—	—
Net cash provided by acquisition	—	—	1,611,280
Proceeds from sale of intangible assets	350,000	—	—
Acquired intangible assets and other assets	—	(124,980)	(116,567)

Net cash (used in) provided by investing activities	(10,899,924)	11,435,871	1,446,345

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	27,994,601	2,314,124	28,406,356
Proceeds from stock option and warrant exercises	15,930	168,665	358,740
Repayment of line of credit	—	(12,175,912)	(160,841)

Net cash provided by (used in) financing activities	28,010,531	(9,693,123)	28,604,255

Effect of exchange rate changes on cash and cash equivalents	(3,263)	(102,946)	210,526

(Decrease) Increase in cash and cash equivalents	(2,648,373)	(10,297,726)	16,180,934
Cash and cash equivalents, beginning of period	19,998,489	30,296,215	14,115,281

Cash and cash equivalents, end of period	$17,350,116	$19,998,489	$30,296,215

The accompanying notes are an integral part of these consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Inovio Pharmaceuticals, Inc. (the “Company” or “Inovio”) is engaged in the discovery, development, and delivery of a new generation of vaccines, called DNA vaccines, focused on cancers and infectious diseases. The Company’s SynCon® technology enables the design of “universal” DNA-based vaccines capable of providing cross-protection against new, unmatched strains of pathogens such as influenza. The Company’s electroporation DNA delivery technology uses brief, controlled electrical pulses to increase cellular DNA vaccine uptake. Initial human data has shown this method can safely and significantly increase gene expression and immune responses. The Company’s clinical programs include human papillomavirus (“HPV”)/cervical cancer (therapeutic), avian influenza (preventive), prostate cancer (therapeutic), leukemia (therapeutic), hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”) vaccines. The Company is advancing preclinical research for a universal seasonal/pandemic influenza vaccine and other product candidates. The Company’s partners and collaborators include University of Pennsylvania, Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, Program for Appropriate Technology in Health/Malaria Vaccine Initiative (“PATH” or “MVI”), National Institute of Allergy and Infectious Diseases (“NIAID”), Merck, ChronTech, University of Southampton, United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”) and Department of Homeland Security (“DHS”).

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

As of the Acquisition Date, an aggregate of 41,492,757 shares of Inovio’s common stock were issued to the former stockholders of VGX, and an additional 18,794,187 shares of Inovio’s common stock were reserved for issuance upon exercise of the assumed options and warrants and conversion of the principal of and maximum interest payable on the VGX convertible debt. Immediately following the Acquisition Date, the continuing holders of Inovio securities owned approximately 51.59% of Inovio’s issued and outstanding common stock and the former holders of VGX securities owned approximately 48.41% of Inovio’s issued and outstanding common stock.

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

As of the Acquisition Date, the Company’s ownership in VGX Animal Health (“VGX AH”) was 88% and the percentage of non-controlling ownership interest was 12%. The estimated fair value utilized was based on the last round of financing by VGX AH in late 2007, in which that entity issued shares of its common stock to a third party. There had been no subsequent financing rounds up to the acquisition date. The Company updated the valuation model to reflect current assumptions and due to the fact that there had been no additional milestone events, such as additional marketing approval, significant licensing agreements, material adverse events, or large sales contracts that would have materially changed any of the key assumptions used in the last valuation of VGX AH.

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

The Company incurred approximately $2.2 million in acquisition related costs related to our acquisition of VGX Pharmaceuticals, Inc.

Year Ended December 31, 2009
Revenue	$11,182,062
Net loss attributable to common stockholders	$(29,835,182)
Net loss per common share	$(0.32)

3. Summary of Significant Accounting Policies

Basis of Presentation

Inovio incurred a net loss of $15.3 million for the year ended December 31, 2011. Inovio had working capital of $20.9 million and an accumulated deficit of $210.1 million as of December 31, 2011. The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Inovio be unable to continue in business. Inovio’s consolidated financial statements as of and for the year ended December 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has evaluated subsequent events after the balance sheet date through the date it issued these financial statements.

Consolidation

The accompanying consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its domestic and foreign subsidiaries. The Company consolidates Genetronics, Inc.,VGX and its subsidiary VGX AH and records a non-controlling interest for the percentage of VGX AH it does not own. As of December 31, 2011 and 2010, the Company had an ownership interest in VGX AH of 91% and 88%, respectively. All intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign Currencies

The Company translates the financial statements of its non-United States operations using the end-of-period exchange rates for assets and liabilities and the average exchange rates for each reporting period for results of operations. Net gains and losses resulting from the translation of foreign financial statements and the effect of exchange rates on intercompany receivables and payables of a long-term investment nature are included in accumulated other comprehensive income as a component of consolidated stockholders’ equity. These adjustments will affect net loss upon the sale or liquidation of the underlying investment. Through December 31, 2011 there have been no material net foreign currency exchange gains or losses.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, and short-term investments. The Company limits its exposure to credit loss by placing its cash and investments with high credit quality financial institutions. Additionally, the Company has established guidelines regarding diversification of its investments and their maturities which are designed to maintain principal and maximize liquidity. The Company had contracts with customers which represented more than 10% of total revenues for all of the years presented as discussed in Note 8.

Fair value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, short-term investments, investment in affiliated entity and common stock warrants. The carrying amounts of cash equivalents approximate the related fair values due to the short-term maturities of these instruments. Investments consist of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of consolidated stockholders’ equity. The Company’s investment in affiliated entity is accounted for at fair value on a recurring basis, with changes in fair value recorded on the consolidated statements of operations within gain/(loss) from investment in affiliated entity. The estimated fair value of the common stock warrants is determined by using the Black-Scholes pricing model as of December 31, 2011, as discussed in Note 6.

Cash and Cash Equivalents

Cash equivalents are considered by the Company to be highly liquid investments purchased with original maturities of three months or less from the date of purchase. Cash and cash equivalents include money market accounts at December 31, 2011 and 2010.

Restricted Cash

Restricted cash consists of a certificate of deposit with a term of 90 days which has been pledged as collateral under a line of credit with a financial institution. The certificate of deposit has been classified as held-to-maturity and is accounted for at amortized cost which approximates fair value. The certificate of deposit and accrued interest will automatically renew at each maturity date until termination of the line of credit agreement.

Investments

The Company defines investments as income yielding securities that can be readily converted into cash. Investments include certificates of deposit, mutual funds, and municipal bonds at December 31, 2011 and certificates of deposit at December 31, 2010.

Accounts Receivable

Accounts receivable are recorded at invoiced amounts and do not bear interest. Inovio performs ongoing credit evaluations of our customers’ financial condition. Credit is extended to customers as deemed necessary and generally does not require collateral. Management believes that the risk of loss is significantly reduced due to the quality and financial position of our customers. No allowance for doubtful accounts was deemed necessary at December 31, 2011 and 2010.

Fixed Assets

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the remaining term of the related leases or the estimated economic useful lives of the improvements. Repairs and maintenance are expensed as incurred.

Long-Lived Assets

All long-lived assets are reviewed for impairment in value when changes in circumstances dictate, based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current earnings, to the extent the carrying amount of an asset exceeds its estimated fair value determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets. The Company has not recognized any losses on long-lived assets through December 31, 2011.

Valuation of Goodwill and Intangible Assets

Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. Intangible assets are amortized over their estimated useful lives ranging from 5 to 18 years. Acquired intangible assets are continuously being developed for the future economic viability contemplated at the time of acquisition. The Company is concurrently conducting pre-clinical, Phase I, and Phase II trials using the acquired intangibles, and has entered into certain significant licensing agreements for use of these acquired intangibles.

Historically the Company has recorded patents at cost and amortized these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent cost consists of the consideration paid for patents and related legal costs. Effective June 1, 2009, in connection with the acquisition of VGX, all new patent costs are being expensed as incurred. Patent cost currently capitalized will continue to be amortized over the expected life of the patent. The effect of this change was immaterial to prior periods. License costs are recorded based on the fair value of consideration paid and amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement. As of December 31, 2011, the Company’s intangible assets resulting from the acquisition of VGX and Inovio AS, and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $9.3 million.

The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company assesses potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company’s judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, the Company will reduce the carrying value of the intangible asset to fair value. While current and historical operating and cash flow losses are potential indicators of impairment, the Company believes the future cash flows to be received from its intangible assets will exceed the intangible assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2011.

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

Although there are inherent uncertainties in this assessment process, the estimates and assumptions the Company is using are consistent with its internal planning. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. Furthermore, the Company cannot predict the occurrence of future impairment triggering events nor the impact such events might have on its reported asset values. Future events could cause the Company to conclude that impairment indicators exist and that goodwill or other intangible assets associated with its acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on the Company’s results of operations. See Note 10 for further discussion of the Company’s goodwill and intangible assets.

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

Valuation allowances against the Company’s deferred tax assets were $44.8 million and $37.1 million at December 31, 2011 and 2010, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.

Revenue Recognition

Grant revenue

Inovio receives non-refundable grants under available government programs. Government grants towards current expenditures are recorded as revenue when there is reasonable assurance that we have complied with all conditions necessary to receive the grants, collectability is reasonably assured, and as the expenditures are incurred.

License fee and milestone revenue

Inovio has adopted a strategy of co-developing or licensing our gene delivery technology for specific genes or specific medical indications. Accordingly, the Company has entered into collaborative research and development agreements and has received funding for pre-clinical research and clinical trials. Prior to the adoption of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”)

No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, the Company recorded payments under these agreements, which are non-refundable, as revenue as the related research expenditures were incurred pursuant to the terms of the agreements and provided collectability was reasonably assured.

For new collaborative agreements or material modifications of existing collaborative agreements entered into after December 31, 2010, Inovio follows the provisions of ASU No. 2009-13. In order to account for the multiple-element arrangements, we identify the deliverables included within the agreement and evaluate which deliverables represent units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. A delivered item is considered a separate unit of accounting when the delivered item has value to the collaborator on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement.

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

Prior to the adoption of ASU No. 2010-17, Revenue Recognition (Topic 605): Milestone Method of Revenue Recognition (“Milestone Method”), Inovio recognized non-refundable milestone payments upon the achievement of specified milestones upon which the Company had earned the milestone payment, provided the milestone payment was substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement. The Company deferred payments for milestone events that were reasonably assured and recognized them ratably over the minimum remaining period of our performance obligations. Payments for milestones that were not reasonably assured were treated as the culmination of a separate earnings process and were recognized as revenue when the milestones were achieved.

Effective January 1, 2011, Inovio adopted on a prospective basis the Milestone Method of ASU No. 2010-17. Under the Milestone Method, the Company will recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following criteria:

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

Research and Development Expenses

Since Inovio’s inception, virtually all of the Company’s activities have consisted of research and development efforts related to developing electroporation technologies and DNA vaccines. Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Research and development expenses are charged to operations as they are incurred. Inovio reviews and accrues clinical trials expense based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies and other events.

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

The following table summarizes potential common shares that were excluded from diluted net loss per share calculation because of their anti-dilutive effect:

Common Stock Equivalents	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009
Options to purchase common stock	14,302,803	12,649,968	13,142,039
Warrants to purchase common stock	21,743,844	7,771,133	14,161,360
Convertible preferred stock	38,233	38,233	38,233

Total	36,084,880	20,459,334	27,341,632

Leases

Leases are classified as either capital or operating leases. Leases which transfer substantially all of the benefits and risks incidental to the ownership of assets are accounted for as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases. Inovio’s Blue Bell, PA headquarters and San Diego, CA facility leases, which have escalating payments, are both expensed on a straight-line basis over the term of the lease. These leases represent the primary expense and commitment as indicated in Note 14 “Commitments” below. Other leases exist for office machinery, such as copiers, wherein lease expense is recorded as incurred.

Stock-Based Compensation

The Company recognizes compensation expense for all share-based awards made to employees, directors, and non-employees. Inovio estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected option life. Inovio measures the fair value of employee and director awards at the date of grant. For non-employee awards, Inovio measures the fair value at each reporting period. All option grants are amortized over the requisite service period of the awards on a straight-line basis. Expected volatility is based on historical volatility. The expected life of options granted is based on historical expected life. The risk-free interest rate is based on the United States Treasury yield in effect at the time of grant with maturities appropriate for the expected term of the stock option. The forfeiture rate is based on historical data and Inovio records stock-based compensation expense only for those awards that are expected to vest. The dividend yield is based on the fact that no dividends have been paid on common stock historically, and none are currently expected to be paid.

Assumptions used in the Black-Scholes model for employees and directors are presented below:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	0.35% – 1.89%	1.09% – 2.65%	1.37% – 1.88%
Expected volatility	132% – 134%	134%	96% – 132%
Expected life in years	4	4	4
Dividend yield	—	—	—
Forfeiture rate	11%	11%	11%

Assumptions used in the Black-Scholes model for non-employees are presented below:

Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	0.91% – 3.47%	1.89% – 3.84%	2.73% –3.80%
Expected volatility	96%-119%	71%-120%	104% – 124%
Expected life in years	6-10	7-10	7-10
Dividend yield	—	—	—

Comprehensive Loss

Components of comprehensive loss are reported in the consolidated financial statements in the period in which they are recognized. The components include net loss attributable to common stockholders, unrealized gains and losses on investments and foreign currency translation adjustments. The components of comprehensive loss are indicated on the consolidated statements of stockholders’ equity.

Recent Accounting Pronouncements

We describe below recent pronouncements that may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or related disclosures.

Accounting Standards Update, or ASU, No. 2011-04—In May 2011, the FASB issued an Accounting Standard Update, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards”, or IFRS. This update amends Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011, which means that it will be effective for our fiscal quarter beginning January 1, 2012. The new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe that adoption of ASU 2011-04 will have a significant impact on our financial position, results of operations or cash flows.

Accounting Standard Update No. 2011-05—In June 2011, the FASB issued an Accounting Standard Update, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We believe the adoption of ASU 2011-05 concerns presentation and disclosure only and will not have an impact on our consolidated financial position or results of operations.

Accounting Standards Update No. 2010-17—Effective January 1, 2011, we adopted the FASB’s revised authoritative guidance for research and development milestone recognition. The revised guidance is not required and does not represent the only acceptable method of revenue recognition. Milestones, as defined per the revised guidance, are (1) events that can only be achieved in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting in the entity’s performance (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) that would result in additional payments being due to us. We evaluate events under this guidance at the inception of an arrangement to determine the existence of milestones and if they are substantive. The adoption of the revised guidance has not had a material impact on our results of operations as it is consistent with our historical practice of milestone revenue recognition.

Accounting Standards Update No. 2009-13—In October 2009, the FASB issued an Accounting Standard Update which replaces the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The amended guidance also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The updated guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We prospectively adopted the updated guidance on January 1, 2011 and will apply the amended guidance to revenue arrangements containing multiple deliverables that are entered into or significantly modified on or after January 1, 2011. We now allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available for a given unit of accounting. As we did not enter into any new collaborations or materially modify any existing collaborations, adoption of this guidance had no impact on our results of operations for the year ended December 31, 2011.

Reclassification

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

4. Collaborative Agreements

The Company continues its strategy of establishing research collaborations and licensing platforms to complement its substantial internal research capabilities. These arrangements often include upfront payments and royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development, as well as expense reimbursements or payments to the third party.

The Company has entered into various Collaborative Development and License Agreement with VGX Int’l as discussed in Note 19. In May 2004 we announced a licensing arrangement with Merck for the development of Merck’s DNA cancer and infectious disease vaccines. Under these Agreements, the Company may receive future event based payments upon approval of an investigational new drug application (IND) and/or initiation of clinical trials and future net sales. These future event based payments do not meet the criteria of a milestone in accordance with the authoritative guidance as they are solely based on the performance of the collaborators.

5. Investments

Investments consist of certificates of deposit, mutual funds, and municipal bonds at December 31, 2011 and certificates of deposit at December 31, 2010. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income in the consolidated statements of stockholders’ equity until realized. A decline in the market value of any investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the investment is established. No such impairment charges were recorded during the years ended December 31, 2011 and 2010.

Realized gains and losses from the sale of investments, if any, are determined on a specific identification basis. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale investments are included as a component of interest and other income, net, in the consolidated statements of operations. Net realized gains and losses during the years ended December 31, 2011 and 2010 were immaterial. Premiums and discounts are amortized or accreted over the life of the related investment as an adjustment to yield using the straight-line method and are included in interest and other income, net, in the consolidated statements of operations. Interest on investments classified as available-for-sale are included in interest and other income, net, in the consolidated statements of operations.

The following is a summary of investments as of December 31, 2011 and 2010:

	Contractual Maturity (in years)	As of December 31, 2011
		Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	Less than 1	$6,000,000	$37,115	$—	$6,037,115
Certificates of deposit	Less than 1	5,771,000	—	(2,696)	5,768,304
Municipal bonds	Less than 1	1,056,614	1,387	—	1,058,001

Total		$12,827,614	$38,502	$(2,696)	$12,863,420

	Contractual Maturity (in years)	As of December 31, 2010
		Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Certificates of deposit	Less than 1	$1,846,271	$—	$—	$1,846,271

Total investments		$1,846,271	$—	$—	$1,846,271

6. Fair Value Measurements

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the years ended December 31, 2011 and 2010.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011:

	Fair Value Measurements at December 31, 2011
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Unobservable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$16,330,885	$16,330,885	$—	$—
Mutual funds	6,037,115	—	6,037,115	—
Certificates of deposit	5,768,304	—	5,768,304	—
Municipal bonds	1,058,001	—	1,058,001	—
Investment in affiliated entity	9,071,513	9,071,513	—	—
Common stock warrants	100,000	—	—	100,000

Total Assets	$38,365,818	$25,402,398	$12,863,420	$100,000

Liabilities:
Common stock warrants	$5,176,319	$—	$—	$5,176,319

Total Liabilities	$5,176,319	$—	$—	$5,176,319

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010:

	Fair Value Measurements at December 31, 2010
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Unobservable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$16,852,609	$16,852,609	$—	$—
Certificates of deposit	1,846,271	—	1,846,271	—
Investment in affiliated entity	11,360,888	11,360,888	—	—

Total Assets	$30,059,768	$28,213,497	$1,846,271	$—

Liabilities:
Common stock warrants	$370,926	$—	$—	$370,926

Total Liabilities	$370,926	$—	$—	$370,926

Level 1 assets include money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investment in VGX Int’l, for which the fair value is based on the market value of 8,220,775 common shares on December 31, 2011, listed on the Korean Stock Exchange. Due to the volatility of VGX Int’l common stock, we have elected to account for our investment at fair value on a recurring basis which will better reflect the valuation of our investment.

Level 2 assets at December 31, 2011 include mutual funds, certificates of deposit and municipal bonds held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. We obtain the fair value of our Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. Our professional pricing service gathers quoted market prices and observable inputs for all of mutual funds, certificates of deposit and municipal bonds from a variety of industry data providers. The valuation techniques used to measure the fair value of our Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. We validate the quoted market prices provided by our primary pricing service by comparing their assessment of the fair values of our investment portfolio balance against the fair values of our investment portfolio balance obtained from an independent source, which may include our investment managers.

Level 3 assets at December 31, 2011 include a warrant received by the Company to purchase 1,000,000 shares of common stock of OncoSec Medical Incorporated (“OncoSec”), in connection with the September 2011 amendment to the Asset Purchase Agreement between the Company and OncoSec. The warrant has a contractual life of five years with an exercise price of $1.20 per share.

In September 2011, the Company recorded a long-term asset of $237,000 associated with the warrant received to purchase common stock of OncoSec at $1.20 per share. The Company valued the warrant as of the issuance date using the Black Scholes pricing model and recorded a $237,000 gain on sale of asset within the consolidated statement of operations. Inputs used in the pricing model include estimates of OncoSec stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on publicly available historical data. The Company reassesses the fair value of the warrant at each reporting date. As a result of these calculations, the Company recorded a decrease in fair value of $137,000 for the year ended December 31, 2011. The decrease in fair value is reflected in the Company’s consolidated statement of operations as a component of change in fair value of common stock warrants.

The following table presents a summary of changes in fair value of the Company’s total Level 3 financial assets for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Balance at beginning of year	$—	$13,542,686
Common stock warrant recorded at fair value upon acquisition	237,000	—
Decrease in fair value included in change in fair value of common stock warrants	(137,000)	—
Sale of auction rate securities	—	(13,550,000)
Change in value of auction rate securities	—	3,152,470
Change in value of auction rate security rights	—	(3,145,156)

Balance at end of year	$100,000	$—

Realized gain included in interest and other income, net	$—	$7,314

Level 3 liabilities held as of December 31, 2011 consist of common stock warrant liabilities associated with warrants to purchase the Company’s common stock issued in July 2009, January 2011 and December 2011. If unexercised, the warrants will expire at various dates between July 2014 and December 2016.

As of December 31, 2011 the Company recorded a $5.2 million common stock warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. As a result of these calculations, the Company recorded a decrease in fair value of $8.8 million for the year ended December 31,

2011. The decrease in fair value is reflected in the Company’s consolidated statement of operations as a component of change in fair value of common stock warrants.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Balance at beginning of year	$370,926	$2,774,850
Record fair value of warrants issued in January 2011 financing	11,727,372	—
Record fair value of warrants issued in December 2011 financing	1,905,679	—
Decrease in fair value included in change in fair value of common stock warrants	(8,827,658)	(2,403,924)

Balance at end of year	$5,176,319	$370,926

7. Line of Credit

On August 26, 2008, the Company received notice from UBS Bank USA (“UBS”) that the Company’s application had been approved for a $5.0 million uncommitted demand revolving line of credit (“Line of Credit”) secured by ARS held by the Company in an account with UBS Financial Services, Inc. (the “Collateral Account”), to provide additional working capital. On December 19, 2008, the Company amended its existing loan agreement with UBS Bank USA, increasing the existing credit line up to $12.1 million, with the ARS pledged as collateral. The Company fully drew down on the line of credit on December 23, 2008. Advances under the Line of Credit accrued interest at LIBOR plus 1.00% (the “Spread Over LIBOR”). The loan was treated as a “no net cost loan”, as it accrued interest at a rate equal to the average rate of interest paid to the Company on the pledged ARS, and the net interest cost to the Company was zero. During the year ended December 31, 2010, the Company sold all of the ARS held at par value and the line of credit was paid off in full and terminated.

8. Major Customers and Concentration of Credit Risk

Customer	2011	% of Total Revenue	2010	% of Total Revenue	2009	% of Total Revenue
NIAID	$7,801,976	80%	$4,064,319	66%	$2,985,595	33%
United States Government grant—Patient Protection and Affordable Care Act of 2010 (“PPACA”)	—	—	733,438	12	—	—
VGX Int’l (affiliated entity)	411,459	4	381,206	6	59,087	1
U.S. Army grant	—	—	373,315	6	466,181	5
PATH/MVI	740,266	8	303,417	5	439,894	5
Wyeth	—	—	75,000	1	4,496,153	49
Merck	—	—	—	—	125,996	1
Drexel University	491,056	5	—	—	—	—
University of Pennsylvania	124,433	1	—	—	—	—
All other	226,067	2	214,010	4	547,205	6

Total Revenue	$9,795,257	100%	$6,144,705	100%	$9,120,111	100%

During the years ended December 31, 2011, 2010 and 2009, the Company recognized revenue from various license fees and milestone payments, collaborative research and development agreements, grants and government contracts. As of December 31, 2011, $294,000 or 64% and $121,000 or 26% of accounts receivable was attributed to Drexel University and PATH MVI, respectively. As of December 31, 2010, no customers represented a significant percentage of accounts receivable.

There is minimal credit risk with these customers based upon collection history, their size and financial condition. Accordingly, the Company does not consider it necessary to record a reserve for uncollectible accounts receivable.

9. Fixed Assets

Fixed assets at December 31, 2011 and 2010 consist of the following:

	Cost	Accumulated Depreciation and Amortization	Net Book Value
As of December 31, 2011
Machinery, equipment and office furniture	$1,791,072	$(1,603,835)	$187,237
Leasehold improvements	448,666	(340,118)	108,548

	$2,239,738	$(1,943,953)	$295,785

As of December 31, 2010
Machinery, equipment and office furniture	$1,685,487	$(1,485,576)	$199,911
Leasehold improvements	393,064	(316,180)	76,884

	$2,078,551	$(1,801,756)	$276,795

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $142,000, $195,000 and $237,000, respectively. The Company determined that the carrying value of these long-lived assets was not impaired for the periods presented.

10. Goodwill and Intangible Assets

The following sets forth the goodwill and intangible assets by major asset class:

	Useful Life (Yrs)	December 31, 2011			December 31, 2010
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill(a)		$10,113,371	$—	$10,113,371	$10,113,371	$—	$10,113,371
Amortizing:
Patents	8 – 17	5,802,528	(4,526,488)	1,276,040	5,802,528	(4,151,955)	1,650,573
Licenses	8 – 17	1,323,761	(1,018,122)	305,639	1,323,761	(989,374)	334,387
CELLECTRA®(b)	5 – 11	8,106,270	(3,124,680)	4,981,590	8,106,270	(1,915,126)	6,191,144
GHRH(b)	11	335,314	(81,848)	253,466	335,314	(50,166)	285,148
Other(c)	18	4,050,000	(1,556,250)	2,493,750	4,050,000	(1,331,250)	2,718,750

Total intangible assets		19,617,873	(10,307,388)	9,310,485	19,617,873	(8,437,871)	11,180,002

Total goodwill and intangible assets		$29,731,244	$(10,307,388)	$19,423,856	$29,731,244	$(8,437,871)	$21,293,373

(a)	Goodwill was recorded from the Inovio AS acquisition in January 2005 and from the acquisition of VGX in June 2009 for $3.9 million and $6.2 million, respectively.
(b)	CELLECTRA® and GHRH are developed technologies which were recorded from the acquisition of VGX.

(c)	Other intangible assets represent the fair value of acquired contracts and intellectual property from the Inovio AS acquisition.

Aggregate amortization expense on intangible assets was $1.9 million, $1.9 million and $1.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense related to intangible assets at December 31, 2011 for each of the next five fiscal years and beyond is expected to be incurred as follows:

2012	$1,821,000
2013	1,770,000
2014	943,000
2015	870,000
2016	816,000
Thereafter	3,090,000

$9,310,000

In accordance with the guidance regarding goodwill, the Company has completed its annual impairment test and fair value analysis for goodwill held throughout the year. The Company conducts the impairment test annually on November 30th. There was no impairment or impairment indicator present and no loss was recorded during the years ended December 31, 2011, 2010 and 2009, respectively.

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2011 and 2010 consist of the following:

	As of December 31, 2011	As of December 31, 2010
Trade accounts payable	$1,140,296	$703,196
Accrued compensation	1,516,307	1,508,436
Accrued severance expenses	494,287	—
Accrued subcontract expenses	687,715	429,642
Accrued accounting and audit fees	119,225	163,909
Accrued R&D program costs	—	301,266
Other accrued expenses	361,112	304,161

	$4,318,942	$3,410,610

12. Deferred Revenue

The Company defers revenue recognition of cash receipts from licensing and other agreements and recognizes them ratably over the minimum remaining period of our performance obligations. The combined current and long-term deferred revenue balance of $2.5 million and $3.2 million as of December 31, 2011 and 2010, respectively, consists primarily of cash received from our collaboration and license agreement with VGX Int’l as well as cash receipts from various licensing and other agreements.

13. Stockholders’ Equity

Preferred Stock

			Outstanding as of December 31,
	Authorized	Issued	2011	2010
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	26	26
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	—	—

The following is a summary of changes in the number of outstanding shares of our preferred stock for the years ended December 31, 2009, 2010 and 2011:

	Series C	Series D
Shares Outstanding as of January 1, 2009	71	—
Preferred Shares converted	(45)	—
Shares Outstanding as of December 31, 2009	26	—
Shares Outstanding as of December 31, 2010	26	—
Shares Outstanding as of December 31, 2011	26	—

No shares of the Company’s preferred stock were converted during the years ended December 31, 2011 and 2010. During the year ended December 31, 2009, 45 shares of the Company’s Series C Preferred Stock were converted into 66,176 shares of the Company’s common stock.

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

As of December 31, 2011, our outstanding shares of the Series C Preferred Stock were convertible into 38,233 shares of our common stock at a conversion price of $6.80 per share, and the applicable Daily Market Price of the common stock for triggering mandatory conversion equaled $18.00 per share.

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

Common Stock

In December 2011, the Company completed an underwritten public offering relating to the sale and issuance of 7,699,712 units to certain institutional investors, consisting of 7,699,712 shares of common stock and warrants to purchase an aggregate of up to 5,774,784 additional shares of common stock. These units, which were purchased for $0.5195 per unit, include the partial exercise of the underwriter’s overallotment option of 962,465 additional units at the public offering price. The units consist of one share of common stock and 0.75 of a warrant to purchase one share of common stock. The warrants have a term of five years and an exercise price of $0.65 per share. The Company may call the warrants if the closing bid price of the common stock has been at least $1.30 over 20 trading days and certain other conditions are met. The Company received net proceeds from the transaction of approximately $3.7 million, after deducting the underwriter’s discounts and other offering expenses payable by the Company. The Company valued the registered warrants issued in connection with the December 2011 financing as of the issuance date using the Black Scholes pricing model and recorded a current liability on the consolidated balance sheet of $1.9 million. The warrants were subsequently revalued as of December 31, 2011 and the company recorded the increase in fair value of $58,000 to “change in fair value of common stock warrants” on the consolidated statement of operations for the year ended December 31, 2011. As of December 31, 2011, none of these warrants had been exercised.

In January 2011, the Company entered into investor purchase agreements with investors relating to the issuance and sale of (a) 21,130,400 shares of common stock, and (b) warrants to purchase a total of 10,565,200 shares of common stock with an exercise price of $1.40 per share, for an aggregate purchase price of approximately $24.3 million. The shares of common stock and warrants were sold in units at $1.15, consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock. The Warrants have a five-year term from the date of issuance and are first exercisable commencing on the 180th day after the date of issuance. The Company may call the warrants if the closing bid price of the common stock has been at least $2.80 over 20 trading days and certain other conditions are met. The Company received net proceeds from the transaction of approximately $23.0 million, after deducting the placement agent’s fee and offering expenses payable by the Company. The Company valued the registered warrants issued in connection with the January 2011 financing as of the issuance date using the Black Scholes pricing model and recorded a current liability on the consolidated balance sheet of $11.7 million. The warrants were subsequently revalued as of December 31, 2011 to $3.2 million, and the Company recorded the decrease in fair value of $8.6 million to “change in fair value of common stock warrants” on the consolidated statement of operations for the year ended December 31, 2011. As of December 31, 2011, none of these warrants had been exercised.

In August 2010, the Company entered into an At-The-Market Equity Distribution Agreement (the “ ATM Agreement”) with an outside placement agent (the “Placement Agent”), under which the Company may, from time to time, offer and sell its common stock having aggregate sales proceeds of up to $25.0 million through or to the Placement Agent, for resale. Sales of the Company’s common stock through the Placement Agent, if any, will be made by means of ordinary brokers’ transactions on the NYSE Amex or otherwise at market prices prevailing at the time of sale or as otherwise agreed upon by the Company and the Placement Agent. The Placement Agent

will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company. The Company will pay the Placement Agent a commission, or allow a discount, as the case may be, in each case equal to 3.0% of the gross sales proceeds of any common stock sold through the Placement Agent under the ATM Agreement. The Company has agreed to reimburse the Placement Agent for certain expenses incurred by them in connection with the transactions contemplated by the ATM Agreement, up to an aggregate of $30,000, plus up to an additional $5,000 per calendar quarter related to ongoing maintenance, due diligence expenses and other expenses associated therewith.

During the year ended December 31, 2011, the Company sold 1,028,905 shares of common stock under the ATM Agreement at a weighted average price of $1.35 per share with net proceeds to the Company of $1.4 million. During the year ended December 31, 2010, the Company sold 1,994,672 shares of common stock under the ATM Agreement at a weighted average price of $1.20 per share with net proceeds to the Company of $2.3 million. As of December 31, 2011, the Company has sold a total of 3,023,577 shares of common stock under the ATM Agreement. The sales were made at a weighted average price of $1.25 per share with net proceeds to the Company of $3.7 million, after deducting commissions and other fees.

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

Upon the closing of the Merger in June 2009, an aggregate of 41,492,757 shares of the Company’s common stock were issued to the former stockholders of VGX, and an additional 18,794,187 shares of the Company’s common stock were reserved for issuance upon exercise of the assumed options and warrants and conversion of the principal of and maximum interest payable on the VGX convertible debt. In August 2009 the VGX convertible debt was automatically converted into 4,600,681 shares of the Company’s common stock. VGX warrants assumed were ten-year warrants to purchase an aggregate of 4,923,406 shares of the Company’s common stock with an exercise price ranging from $0.05 to $1.28 per share, exercisable at various dates from March 24, 2013 through April 28, 2016. As of December 31, 2011, warrants to purchase 2,876 shares of the Company’s common stock were exercised at a price of $0.05 per share.

In August 2007, the Company entered into an agreement with an outside consulting advisor pursuant to which the Company issued 230,000 registered shares of common stock and registered warrants to purchase 150,000 shares of common stock, as payment of a non-refundable retainer in connection with the engagement of its services. The warrants issued have an exercise price of $3.00 per share, and are exercisable through August 3, 2012. As of December 31, 2011, none of these warrants have been exercised.

The Company accounts for registered common stock warrants issued in August 2007, July 2009, January 2011 and December 2011 under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. The Company classifies registered warrants on the consolidated balance sheet as a current liability which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The Company develops its estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. The Company uses the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the consolidated statement of operations as “Change in fair value of common stock warrants.”

Warrants

The following table summarizes the warrants outstanding as of December 31, 2011 and 2010:

			As of December 31, 2011		As of December 31, 2010
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants	Common Stock Warrant Liability	Number of Warrants	Common Stock Warrant Liability
December 2011 financing	$0.65	December 6, 2016	5,774,784	$1,963,427	—	$—
January 2011 financing	$1.4	January 27, 2016	10,565,200	3,169,560	—	—
July 2009 financing	$3.38	July 1, 2014	333,333	43,332	333,333	266,666
Warrants assumed in June 2009 Merger	$0.05-1.28	March 24, 2013- April 28, 2016	4,920,530	—	4,923,406	—
October 2006 financing	$2.87	October 13, 2011	—	—	2,364,394	14,260
August 2007 consulting services	$3.00	August 3, 2012	150,000	—	150,000	90,000

Total			21,743,847	$5,176,319	7,771,133	$370,926

In October 2011, warrants expired to purchase 2,364,394 shares of our common stock issued in connection with our October 2006 registered offering with foreign investors.

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

Stock Options

The Company has one active stock and cash-based incentive plan, the Amended and Restated 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees. The Incentive Plan was adopted on March 31, 2007, approved by the stockholders on May 4, 2007, approved by the stockholders as amended on May 2, 2008, and approved by the stockholders as amended and restated on August 25, 2009 and May 14, 2010. On May 14, 2010 the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 2,000,000 and to provide that the aggregate number of shares available for grant under the Incentive Plan will be increased on January 1 of each year beginning in 2011 by a number of shares equal to the lesser of (1) 2,055,331 or (2) such lesser number of shares as may be determined by the Board. At December 31, 2011, the Incentive Plan reserves 7,805,331 shares of common stock for issuance as or upon exercise of incentive awards granted and to be granted at future dates. At December 31, 2011, the Company had 2,271,790 shares of common stock available for future grant under the Incentive Plan, and 240,000 shares of vested restricted stock and options to purchase 4,978,328 shares of common stock outstanding under the Incentive Plan. The awards granted and available for future grant under the Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The Incentive Plan terminates by its terms on March 31, 2017.

The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the Amended 2000 Stock Option Plan and the VGX Equity Compensation Plan, under which the Company had options to purchase 1,643,933 and 7,680,542 shares of common stock outstanding at December 31, 2011, respectively. The terms and conditions of the options outstanding under these plans remain unchanged.

Total compensation cost for our stock plans recognized in the consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009 was $1.6 million, $898,000, and $1.8 million, respectively, of which $472,000, $281,000 and $595,000 was included in research and development expenses and $1.1 million, $617,000 and $1.2 million was included in general and administrative expenses, respectively.

At December 31, 2011 and 2010, there was $981,000 and $928,000 of total unrecognized compensation cost, respectively, related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.7 years and 1.7 years, respectively.

The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the years ended December 31, 2011, 2010 and 2009 was $33,000, $277,000 and $339,000, respectively. As of December 31, 2011 and 2010, 2,036,902 and 4,404,200 non-employee options remained outstanding, respectively.

The following table summarizes total stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$0.00 – $1.00	1,674,850	4.3	$0.39	1,528,906	$0.35
$1.01 – $2.00	11,166,180	5.9	$1.32	9,282,716	$1.34
$2.01 – $4.00	1,173,024	4.1	$3.02	1,173,024	$3.02
$4.01 – $6.00	238,749	2.2	$4.87	238,749	$4.87
$6.01 – $6.12	50,000	2.2	$6.12	50,000	$6.12

	14,302,803	5.5	$1.42	12,273,395	$1.46

At December 31, 2011, the aggregate intrinsic value of options outstanding was $294,000, the aggregate intrinsic value of options exercisable was $294,000, and the weighted average remaining contractual term of options exercisable was 5.0 years.

At December 31, 2010, the aggregate intrinsic value of options outstanding was $1.3 million, the aggregate intrinsic value of options exercisable was $1.3 million, and the weighted average remaining contractual term of options exercisable was 5.7 years.

Stock option activity under our stock option plans was as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2008	4,616,714	$2.42
Stock options assumed in Merger	9,082,681	1.04
Granted	1,902,000	1.52
Exercised	(1,428,475)	0.57
Cancelled	(1,030,881)	2.58

Balance, December 31, 2009	13,142,039	1.54
Granted	442,500	1.12
Exercised	(297,462)	0.57
Cancelled	(637,109)	2.75

Balance, December 31, 2010	12,649,968	1.49
Granted	2,068,750	1.10
Exercised	(68,309)	0.23
Cancelled	(347,606)	2.25

Balance, December 31, 2011	14,302,803	$1.42

The weighted average exercise price was $2.08 for the 100,000 options which expired during the year ended December 31, 2011, $15.28 for the 4,250 options which expired during the year ended December 31, 2010 and $15.00 for the 8,750 options which expired during the year ended December 31, 2009.

The weighted average grant date fair value per share was $0.90, $0.93 and $1.21 for options granted during the years ended December 31, 2011, 2010 and 2009, respectively.

The Company received $16,000, $169,000 and $359,000 in proceeds from the exercise of stock options during the years ended December 31, 2011, 2010 and 2009, respectively. The aggregate intrinsic value of options exercised was $65,000, $193,000 and $1.6 million during the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has no non-vested restricted shares as of December 31, 2011 and 2010.

VGX Animal Health (“VGX AH”) has adopted a 2007 equity incentive plan for the issuance of options to employees and consultants. There were no options granted under the plan during the years ended December 31, 2011 and 2010. There were 145,000 options granted during the year ended December 31, 2009 with a weighted average exercise price of $0.75. At December 31, 2011, there were 1,800,167 options outstanding, 1,758,500 options exercisable and 199,833 options available for future grants under the plan. There were no options exercised or cancelled during the years ended December 31, 2011, 2010 and 2009.

14. Commitments

The Company’s corporate headquarters is located at 1787 Sentry Parkway West in Blue Bell, Pennsylvania. Our corporate office in Blue Bell leased space for approximately 6,442 square feet and the lease expires on April 30, 2016. The lease was amended in February 2012 to extend the lease term for an additional year and increase the leased space by approximately 2,319 square feet. The lease will now run through June 30, 2017 for a total of approximately 8,761 square feet. The annual rent under the new lease terms was $122,000 and $126,000 for the first and second year, respectively, and will be $175,000 for the third year, $180,000 for the fourth year, $184,000 for the fifth year, $188,000 for the sixth year and $193,000 for the seventh year. At the end of the lease term, the Company has the option of renewing this lease for an additional three-year lease term at an annual rate equal to the fair market rental value of the property, as defined in the lease agreement.

The corporate office in San Diego is located at 11494 Sorrento Valley Road in San Diego, California. This lease was amended in December 2010 to include approximately 13,000 square feet and runs through August 31, 2013. The annual rent based on the new lease terms was $221,000 in the first year and will be $255,000 in the second year and $184,000 for the partial third year. At the end of the lease term, the Company has the option of renewing this lease for an additional five-year lease term at an annual rate equal to the fair market rental value of the property, as defined in the lease agreement.

During 2010 the Company consolidated operations previously performed in The Woodlands, Texas to its Blue Bell and San Diego locations. As a result, in November 2010 the Company transferred its facility lease in The Woodlands, Texas to a wholly-owned subsidiary of its affiliated entity, VGX Int’l. The Company has no further obligations under the lease.

Rent expense was $430,000, $607,000, and $599,000 for the years ended December 31, 2011, 2010 and 2009, respectively. This amount is net of sublease income of $0, 269,000 and $346,000, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2011 are as follows:

2012	$413,000
2013	365,000
2014	180,000
2015	183,000
2016	174,000
Thereafter	82,000

Total	$1,397,000

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

15. Investment in Affiliated Entity

The Company’s investment in an affiliated entity represents the Company’s 16.1% and 19.7% ownership interest in the Korean based company, VGX Int’l, as of December 31, 2011 and 2010, respectively. This investment is measured at fair value on a recurring basis. The fair market value of the Company’s interest in VGX Int’l was determined using the closing price of VGX Int’l’s shares of common stock as listed on the Korean Stock Exchange as of December 31, 2011 and 2010.

16. Income Taxes

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

The components of the (benefit) provision for income taxes are presented in the following table:

	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009
Current:
Federal	$—	$(4,000)	$(30,000)
State	1,000	22,000	—
Foreign	—	—	—

	$1,000	$18,000	$(30,000)

Deferred:
Federal	$19,000	$36,000	$—
State	7,000	17,000	—
Foreign	—	—	(887,000)

	$26,000	$53,000	$(887,000)

	$27,000	$71,000	$(917,000)

The reconciliation of income taxes attributable to operations computed at the statutory tax rates to income tax expense (recovery), using a 35% statutory tax rate, is:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Income (benefit) taxes at statutory rates	$(5,352,000)	$(6,154,000)	$(8,859,000)
State income tax, net of federal benefit	(1,378,000)	(1,189,000)	(1,287,000)
Change in valuation allowance	7,679,000	(13,877,000)	6,134,000
IRC Section 382/383 limitation	918,000	20,758,000	—
Fair value warrant	(3,090,000)	(841,000)	450,000
Stock compensation	(147,000)	343,000	470,000
Change in state tax rate	125,000	998,000	—
Other	1,272,000	33,000	2,175,000

	$27,000	$71,000	$(917,000)

The income tax expense (recovery) has been recorded as a reduction to general and administrative expenses, as its effect is immaterial.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are shown below:

	As of December 31, 2011	As of December 31, 2010
Deferred tax assets:
Capitalized research expense	$4,089,000	$4,856,000
Net operating loss carry forwards	34,899,000	28,423,000
Research and development and other tax credits	1,073,000	1,582,000
Other	6,557,000	5,704,000

	46,618,000	40,565,000
Valuation allowance	(44,784,000)	(37,116,000)

Total deferred tax assets	$1,834,000	$3,449,000

Deferred tax liabilities:
Acquired intangibles	$(2,094,000)	$(2,634,000)
Investment in affiliated entity	181,000	(868,000)

Net deferred tax liabilities	$(79,000)	$(53,000)

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

As of December 31, 2011, the Company had federal, California and Pennsylvania tax net operating loss carry forwards of approximately $87.9 million, $27.9 million and $49.1 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. The federal net operating loss carry forwards will begin to expire in 2012 unless previously utilized. The California net operating loss carry forwards will begin to expire in 2012 and the Pennsylvania net operating loss carry forwards will begin to expire in 2021.

In addition, we had federal and state research tax credit carryforwards of approximately $880,000 and $1.7 million, respectively, net of the federal research and development credits that will expire due to IRC Section 383 limitations. The federal tax credit carryforwards will begin to expire in 2012. The California research tax credits do not expire.

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

The Company is in the process of updating the Section 382/383 study for the Company and VGX, both of which experienced ownership changes under Section 382 as a result of the Merger on June 1, 2009. Based upon the preliminary results of the study, it is estimated that approximately $32.1 million of tax benefits related to NOL and tax credit carryforwards will expire unused. Accordingly, the related NOL and R&D credit carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Upon completion of the study, deferred tax assets relating to NOL and R&D credit carryforwards for the Company and VGX may need to be adjusted with a corresponding adjustment to the valuation allowance. Due to the existence of the valuation allowance, limitations created by current and future ownership changes, if any, related to our operations in the United States will not impact our effective tax rate. Any additional ownership changes, may further limit the ability to use the net operating losses and credits carryovers.

The following table summarizes the activity related to our unrecognized tax benefits:

	Year ended December 31,
	2011	2010	2009
Balance at beginning of the year	$629,000	$629,000	$—
Increases related to current year tax positions	158,000	—	—
Increases related to prior year tax positions	1,042,000	—	$629,000

Balance at end of the year	$1,829,000	$629,000	$629,000

The amount of unrecognized tax benefit that, if recognized and realized would affect the effective tax rate is $1.5 million as of December 31, 2011. The Company has not recorded any interest and penalties on the unrecognized tax positions as the Company has continued to generate net operating losses after accounting for the unrecognized tax benefits. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company and its subsidiaries are subject to United States federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2008; state and local income tax examinations before 2007; and foreign income tax examinations before 2008. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. The Company is not currently under Internal Revenue Service (“IRS”), state or local tax examination.

17. 401(k) Plan

In 1995, the Company’s United States subsidiary adopted a 401(k) Profit Sharing Plan (the “Plan”) covering substantially all of its employees. The defined contribution plan allows the employees to contribute a percentage of their compensation each year. The Company currently matches 50% of its employees’ contributions, up to 6% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying consolidated statements of operations and totaled $134,000, $103,000 and $41,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

18. Segment Information

The Company’s business operates in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated and the lack of availability of separate financial results. During the years ended December 31, 2011 and 2010, all revenues were attributable to the United States. During the year ended December 31, 2009, revenues in Europe and the United States totaled $57,000 and $9.1 million, respectively. In the fourth quarter of 2009, the Company’s wholly-owned Norwegian subsidiaries, Inovio AS and Inovio Tec AS were dissolved and operations transferred to the United States. Prior to the dissolution of these subsidiaries, the Company operated in one business segment in the United States and Europe. Revenues are attributable to the geographical area based on the location of the customer. As of December 31, 2011 and 2010 all long-lived assets totaling $19.4 million and $21.3 million, respectively, exist within the United States.

19. Related Party Transactions

VGX International Inc.

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

For the years ended December 31, 2011, 2010 and 2009, the Company recognized revenue from VGX Int’l of $411,000, $381,000 and $59,000, respectively, which consisted of licensing fees, device lease and other fees. Operating expenses related to VGX Int’l for the years ended December 31, 2011 and 2010 include $5.3 million and $3.4 million, respectively, related to biologics manufacturing. Operating expenses related to VGX Int’l for the year ended December 31, 2009 include $1.7 million related to biologics manufacturing as well as $56,000 for regulatory and technical support and other consulting services received. At December 31, 2011 and 2010 we had an accounts receivable balance of $20,000 and $72,000, respectively, from VGX Int’l and its subsidiaries.

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

OncoSec Medical Incorporated

On March 24, 2011, the Company completed the sale of certain assets related to certain non-DNA vaccine technology and intellectual property relating to selective electrochemical tumor ablation (“SECTA”) to OncoSec Medical Incorporated, or OncoSec, pursuant to an Asset Purchase Agreement dated March 14, 2011 by and between the Company and OncoSec.

The President and Chief Executive Officer of OncoSec previously served as the Company’s Vice President of Finance and Operations. Additionally, the Company’s Chairman, Dr. Avtar Dhillon, is also the non-executive Chairman of OncoSec.

At December 31, 2011 the Company had an accounts receivable balance of $18,000 from OncoSec.

The Company has received payment of $350,000 from OncoSec as of December 31, 2011 and will receive an additional $2.7 million in scheduled payments over a period of two years from the closing date and a royalty on any potential commercial product sales related to the SECTA technology if and when a product is approved. No receivable has been recorded for the $2.7 million due from OncoSec as collection of the funds is not reasonably assured.

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

(b) a royalty on net sales of any business developed with the Company’s technology; and

(c) repayment by OncoSec for any amount the Company pays to a licensor of our technology that is a direct result of the license.

20. Supplemental Disclosures of Cash Flow Information

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Supplemental schedule of financing activities:
Interest paid	$—	$61,152	$166,178
Supplemental schedule of non-cash activities:
Issuance of common stock and stock options and warrants assumed in connection with acquisition of VGX Pharmaceuticals, Inc.	$—	$—	$31,293,226
Conversion of long-term debt and accrued interest to common stock.	$—	$—	$4,830,715
Conversions of preferred stock to common stock	$—	$—	$66

21. Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2011 and 2010 (unaudited):

	Quarter Ended December 31, 2011	Quarter Ended September 30, 2011	Quarter Ended June 30, 2011	Quarter Ended March 31, 2011
Consolidated Statement of Operations:
Revenue:
License fee and milestone revenue	$132,936	$183,138	$131,664	$120,118
Grants and miscellaneous revenue	1,499,732	2,454,423	2,288,099	2,985,147

Total revenues	1,632,668	2,637,561	2,419,763	3,105,265
Operating Expenses:
Research and development	4,158,400	6,987,824	4,463,978	4,421,799
General and administrative	3,253,990	2,323,188	3,092,386	3,319,232
Gain on sale of assets	—	(337,000)	—	(250,000)

Total operating expenses	7,412,390	8,974,012	7,556,364	7,491,031

	Quarter Ended December 31, 2011	Quarter Ended September 30, 2011	Quarter Ended June 30, 2011	Quarter Ended March 31, 2011
Loss from operations	(5,779,722)	(6,336,451)	(5,136,601)	(4,385,766)
Interest and other income, net	18,893	5,738	7,799	1,855
Change in fair value of common stock warrants	1,113,076	346,956	4,898,758	2,331,868
(Loss)/gain on investment in affiliated entity	(840,436)	1,427,176	(2,607,227)	(370,011)

Net loss	$(5,488,189)	$(4,556,581)	$(2,837,271)	$(2,422,054)
Net loss attributable to non-controlling interest	11,948	14,649	15,112	9,441

Net loss attributable to Inovio Pharmaceuticals, Inc.	$(5,476,241)	$(4,541,932)	$(2,822,159)	$(2,412,613)

Loss per common share—basic and diluted:
Net loss attributable to Inovio Pharmaceuticals, Inc. stockholders	$(0.04)	$(0.04)	$(0.02)	$(0.02)

Weighted average number of common shares—basic and diluted	129,382,305	127,256,907	127,256,364	120,922,577

	Quarter Ended December 31, 2010	Quarter Ended September 30, 2010	Quarter Ended June 30, 2010	Quarter Ended March 31, 2010
Consolidated Statement of Operations:
Revenue:
License fee and milestone revenue	$145,841	$133,080	$174,691	$73,610
Grants and miscellaneous revenue	2,214,073	1,143,463	960,168	1,299,779

Total revenues	2,359,914	1,276,543	1,134,859	1,373,389
Operating Expenses:
Research and development	4,491,715	2,951,067	3,083,229	2,730,595
General and administrative	3,148,516	2,881,994	3,027,593	3,050,158

Total operating expenses	7,640,231	5,833,061	6,110,822	5,780,753

Loss from operations	(5,280,317)	(4,556,518)	(4,975,963)	(4,407,364)
Interest and other income, net	122,400	(1,097)	19,907	6,196
Change in fair value of common stock warrants	139,129	538,571	669,866	1,056,358
(Loss)/gain on investment in affiliated entity	(1,290,641)	2,604,311	(3,327,758)	1,044,174

Net loss	$(6,309,429)	$(1,414,733)	$(7,613,948)	$(2,300,636)
Net loss/(gain) attributable to non-controlling interest	15,905	4,585	(2,490)	6,950

Net loss attributable to Inovio Pharmaceuticals, Inc.	$(6,293,524)	$(1,410,148)	$(7,616,438)	$(2,293,686)

Loss per common share—basic and diluted:
Net loss attributable to Inovio Pharmaceuticals, Inc. stockholders	$(0.06)	$(0.01)	$(0.07)	$(0.02)

Weighted average number of common shares—basic and diluted	104,302,170	102,928,096	102,811,417	102,757,083