Form 10-Q
period 2012-03-31
INOVIO PHARMACEUTICALS, INC.
filed 2012-05-09
CIK 1055726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, was 134,968,394 as of May 4, 2012.

INOVIO PHARMACEUTICALS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

Part I. Financial Information

Item 1.	Financial Statements

INOVIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,128,895	$17,350,116
Short-term investments	13,730,072	12,863,420
Accounts receivable	876,730	467,909
Accounts receivable from affiliated entity	39,066	38,406
Prepaid expenses and other current assets	760,733	746,049
Prepaid expenses and other current assets from affiliated entity	400,890	441,186

Total current assets	26,936,386	31,907,086
Restricted cash	100,146	100,059
Fixed assets, net	355,302	295,785
Intangible assets, net	8,849,869	9,310,485
Goodwill	10,113,371	10,113,371
Investment in affiliated entity	8,509,969	9,071,513
Investment in common stock warrants	294,000	100,000
Other assets	191,913	208,262

Total assets	$55,350,956	$61,106,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,316,787	$4,318,942
Accounts payable and accrued expenses due to affiliated entity	82,158	20,344
Accrued clinical trial expenses	773,769	1,059,372
Common stock warrants	8,417,492	5,176,319
Deferred revenue	48,739	79,502
Deferred revenue from affiliated entity	376,042	388,542

Total current liabilities	13,014,987	11,043,021
Deferred revenue, net of current portion	79,046	80,450
Deferred revenue from affiliated entity, net of current portion	1,867,944	1,961,694
Deferred rent	80,660	80,875
Deferred tax liabilities	78,859	78,859

Total liabilities	15,121,496	13,244,899

Stockholders’ equity:
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Common stock	134,968	134,968
Additional paid-in capital	257,838,611	257,235,707
Accumulated deficit	(218,346,123)	(210,091,174)
Accumulated other comprehensive income	65,006	35,393

Total Inovio Pharmaceuticals, Inc. stockholders’ equity	39,692,462	47,314,894
Non-controlling interest	536,998	546,768

Total stockholders’ equity	40,229,460	47,861,662

Total liabilities and stockholders’ equity	$55,350,956	$61,106,561

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
License fee and milestone revenue	$24,838	$26,368
License fee and milestone revenue from affiliated entity	106,250	93,750
Grants and miscellaneous revenue	1,562,033	2,985,147

Total revenues	1,693,121	3,105,265
Operating expenses:
Research and development	4,042,579	4,421,799
General and administrative	2,488,088	3,319,232
Gain on sale of assets	(651,000)	(250,000)

Total operating expenses	5,879,667	7,491,031

Loss from operations	(4,186,546)	(4,385,766)
Other income (expense):
Interest and other income, net	31,544	1,855
Change in fair value of common stock warrants	(3,548,173)	2,331,868
Loss on investment in affiliated entity	(561,544)	(370,011)

Net loss	(8,264,719)	(2,422,054)
Net loss attributable to non-controlling interest	9,770	9,441

Net loss attributable to Inovio Pharmaceuticals, Inc.	$(8,254,949)	$(2,412,613)

Loss per common share — basic and diluted:
Net loss per share attributable to Inovio Pharmaceuticals, Inc. stockholders	$(0.06)	$(0.02)

Weighted average number of common shares outstanding — basic and diluted	134,968,394	120,922,577

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	$(8,264,719)	$(2,422,054)
Other comprehensive income/(loss):
Foreign currency translation adjustments	495	(86)
Unrealized gain/(loss) on short-term investments	29,118	(1,605)

Comprehensive loss	$(8,235,106)	$(2,423,745)

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cash flows from operating activities:
Net loss	$(8,264,719)	$(2,422,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,816	32,336
Amortization of intangible assets	460,616	471,475
Change in value of common stock warrants	3,548,173	(2,331,868)
Stock-based compensation	602,904	981,161
Interest income accrued on short term investments	386	6,271
Deferred rent	(215)	(13,822)
Loss from investment in affiliated entity	561,544	370,011
Gain on sale of intangible assets	(651,000)	(250,000)
Changes in operating assets and liabilities:
Accounts receivable	(408,821)	(111,495)
Accounts receivable from affiliated entity	(660)	46,846
Prepaid expenses and other current assets	(14,684)	(71,387)
Prepaid expenses and other current assets from affiliated entity	40,296	(467,738)
Restricted cash	(87)	—
Other assets	16,349	4,719
Accounts payable and accrued expenses	(1,287,758)	(480,726)
Accounts payable and accrued expenses due to affiliated entity	61,814	(1,011,566)
Deferred revenue	(32,167)	(160,891)
Deferred revenue from affiliated entity	(106,250)	(93,750)

Net cash used in operating activities	(5,437,463)	(5,502,478)

Cash flows from investing activities:
Purchases of short term investments	(3,108,920)	(3,666,000)
Maturities of short term investments	2,271,000	1,840,000
Purchases of capital assets	(96,333)	(59,797)
Proceeds from sale of intangible assets	150,000	250,000

Net cash used in investing activities	(784,253)	(1,635,797)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	—	24,309,472
Proceeds from stock option and warrant exercises	—	12,786

Net cash provided by financing activities	—	24,322,258
Effect of exchange rate changes on cash and cash equivalents	495	(86)

(Decrease) /Increase in cash and cash equivalents	(6,221,221)	17,183,897
Cash and cash equivalents, beginning of period	17,350,116	19,998,489

Cash and cash equivalents, end of period	$11,128,895	$37,182,386

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of March 31, 2012, condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, condensed consolidated statements of comprehensive loss for the three months ended March 31, 2012 and 2011 and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2012 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events after the balance sheet date of March 31, 2012 through the date it filed these unaudited condensed consolidated financial statements with the SEC.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company incurred a net loss from operations of $8.3 million for the three months ended March 31, 2012. The Company had working capital of $13.9 million and an accumulated deficit of $218.3 million as of March 31, 2012. The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These unaudited interim condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business. The Company’s unaudited interim condensed consolidated financial statements as of and for the period ended March 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

3. Impact of Recently Issued Accounting Standards

The recent pronouncements below may have a significant effect on the Company’s financial statements. Recent pronouncements that are not anticipated to have an impact on or are unrelated to the Company’s financial condition, results of operations, or related disclosures are not discussed.

Accounting Standards Update (“ASU”), No. 2011-04—In May 2011, the Financial Accounting Standards Board (“FASB”) issued an ASU, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards”, or IFRS. This update amends Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The Company has adopted ASU 2011-04 as of January 1, 2012 and it has not had a significant impact on its financial position, results of operations or cash flows but on presentation and disclosure only.

ASU No. 2011-05—In June 2011, the FASB issued an ASU, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has adopted ASU 2011-05 as of January 1, 2012 and there has been no impact on its financial position, results of operations or cash flows but on presentation and disclosure only.

ASU No. 2011-08—In September 2011, the FASB issued an ASU, “Goodwill Impairment Testing”. For entities testing goodwill for impairment, ASU 2011-08 allows the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the impairment test. The two-step impairment test would be required only if the fair value of a reporting unit is qualitatively determined to be more likely than not less than the carrying amount. The Company has adopted the amendment provisions of ASU 2011-08 as of January 1, 2012 and it has not had an impact on its financial condition, results of operations or cash flows.

4. Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its domestic and foreign subsidiaries. In conjunction with the acquisition in June 2009 of VGX Pharmaceuticals (the “Merger”), the Company acquired an 88% interest in VGX Animal Health and certain shares in VGX International, Inc. (“VGX Int’l”) (a publicly-traded company in South Korea). The Company consolidates Genetronics, Inc., VGX Pharmaceuticals and its subsidiary VGX Animal Health and records a non-controlling interest for the 9% of VGX Animal Health it does not own as of March 31, 2012 and December 31, 2011. The Company’s investment in VGX Int’l, which is recorded as investment in affiliated entity within the condensed consolidated balance sheets is accounted for at fair value on a recurring basis, with changes in fair value recorded on the condensed consolidated statements of operations within gain/(loss) on investment in affiliated entity. All intercompany accounts and transactions have been eliminated upon consolidation.

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

Reorganization

In July 2011, the Company completed liquidation of its inactive wholly-owned subsidiary Inovio Asia Pte. Ltd. (“IAPL”) which had no impact on the Company’s financial position.

5. Investments

Investments consist of certificates of deposit, mutual funds, and municipal bonds at March 31, 2012 and December 31, 2011. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) until realized. A decline in the market value of any investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the investment is established. No such impairment charges were recorded during the three months ended March 31, 2012.

The following is a summary of investments as of March 31, 2012 and December 31, 2011:

	Contractual Maturity (in years)	As of March 31, 2012
		Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	Less than 1	$6,000,000	$64,845	$—	$6,064,845
Certificates of deposit	Less than 1	5,703,000	—	(1,442)	5,701,558
Municipal bonds	Less than 1	1,962,147	1,522	—	1,963,669

Total		$13,665,147	$66,367	$(1,442)	$13,730,072

	Contractual Maturity (in years)	As of December 31, 2011
		Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	Less than 1	$6,000,000	$37,115	$—	$6,037,115
Certificates of deposit	Less than 1	5,771,000	—	(2,696)	5,768,304
Municipal bonds	Less than 1	1,056,614	1,387	—	1,058,001

Total		$12,827,614	$38,502	$(2,696)	$12,863,420

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

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012:

	Fair Value Measurements at March 31, 2012
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$10,106,756	$10,106,756	$—	$—
Mutual funds	6,064,845	—	6,064,845	—
Certificates of deposit	5,701,558	—	5,701,558	—
Municipal bonds	1,963,669	—	1,963,669	—
Investment in affiliated entity	8,509,969	8,509,969	—	—
Investment in common stock warrants	294,000	—	—	294,000

Total Assets	$32,640,797	$18,616,725	$13,730,072	$294,000

Liabilities:
Common stock warrants	$8,417,492	$—	$—	$8,417,492

Total Liabilities	$8,417,492	$—	$—	$8,417,492

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011:

	Fair Value Measurements at December 31, 2011
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Unobservable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$16,330,885	$16,330,885	$—	$—
Mutual funds	6,037,115	—	6,037,115	—
Certificates of deposit	5,768,304	—	5,768,304	—
Municipal bonds	1,058,001	—	1,058,001	—
Investment in affiliated entity	9,071,513	9,071,513	—	—
Investment in common stock warrants	100,000	—	—	100,000

Total Assets	$38,365,818	$25,402,398	$12,863,420	$100,000

Liabilities:
Common stock warrants	$5,176,319	$—	$—	$5,176,319

Total Liabilities	$5,176,319	$—	$—	$5,176,319

Level 1 assets at March 31, 2012 and December 31, 2011 include money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investment in VGX Int’l, for which the fair value is based on the market value of 8,220,775 common shares, listed on the Korean Stock Exchange. Due to the volatility of VGX Int’l common stock, we have elected to account for our investment at fair value on a recurring basis which will better reflect the valuation of our investment.

Level 2 assets at March 31, 2012 and December 31, 2011 include mutual funds, certificates of deposit and municipal bonds held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. We obtain the fair value of our Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. Our professional pricing service gathers quoted market prices and observable inputs for all of mutual funds, certificates of deposit and municipal bonds from a variety of industry data providers. The valuation techniques used to measure the fair value of our Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. We validate the quoted market prices provided by our primary pricing service by comparing their assessment of the fair values of our investment portfolio balance against the fair values of our investment portfolio balance obtained from an independent source, which may include our investment managers.

Level 3 assets at March 31, 2012 and December 31, 2011 include two warrants received by the Company to purchase shares of common stock of OncoSec Medical Incorporated (“OncoSec”), in connection with the first and second amendments to the Asset Purchase Agreement between the Company and OncoSec signed in September 2011 and March 2012, respectively. The first warrant to purchase 1,000,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $1.20 per share. The second warrant to purchase 3,000,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $1.00 per share

There have been no transfers of assets or liabilities between the fair value measurement classifications.

As of March 31, 2012 the Company recorded a long-term asset of $294,000 associated with the warrants received to purchase common stock of OncoSec. The Company valued the warrants received in March 2012 as of the issuance date using the Black Scholes pricing model and recorded a $501,000 gain on sale of asset within the condensed consolidated statement of operations. Inputs used in the pricing model include estimates of OncoSec stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on publicly available historical data. The Company reassesses the fair value of the warrants at each reporting date. The assumptions used to estimate the fair values of the OncoSec common stock warrants at March 31, 2012 are presented below:

Three Months Ended March 31, 2012
Risk-free interest rate	1.01%
Expected volatility	90%
Expected life in years	4.5-5.0
Dividend yield	—

As a result of these calculations, the Company recorded a decrease in fair value of the two warrants of $307,000 for the three months ended March 31, 2012. The decrease in fair value is reflected in the Company’s condensed consolidated statement of operations as a component of change in fair value of common stock warrants.

The following table presents a summary of changes in fair value of the Company’s total Level 3 financial assets for the three months ended March 31, 2012:

Balance at January 1, 2012	$100,000
Common stock warrant recorded at fair value upon acquisition in March 2012	501,000
Decrease in fair value included in change in fair value of common stock warrants	(307,000)

Balance at March 31, 2012	$294,000

Level 3 liabilities held as of March 31, 2012 and December 31, 2011 consist of common stock warrant liabilities associated with warrants to purchase the Company’s common stock issued in July 2009, January 2011 and December 2011. If unexercised, the warrants will expire at various dates between July 2014 and December 2016.

As of March 31, 2012 the Company recorded an $8.4 million common stock warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. The range of assumptions used to estimate the fair values of common stock warrants at March 31, 2012 are presented below:

Three Months Ended March 31, 2012
Risk-free interest rate	0.33%-1.01%
Expected volatility	61%-133%
Expected life in years	2.25-4.69
Dividend yield	—

As a result of these calculations, the Company recorded an increase/ (decrease) in fair value of $3.2 million and ($2.3 million) for the three months ended March 31, 2012 and 2011, respectively. The increase/ (decrease) in fair value is reflected in the Company’s condensed consolidated statement of operations as a component of change in fair value of common stock warrants.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the three months ended March 31, 2012:

Balance at January 1, 2012	$5,176,319
Increase in fair value included in change in fair value of common stock warrants	3,241,173

Balance at March 31, 2012	$8,417,492

7. Goodwill and Intangible Assets

In accordance with the guidance regarding goodwill and other intangible assets, the Company’s goodwill is not amortized, but is subject to an annual impairment test, which the Company performs as of November each year or sooner if indicators of impairment exist. The following sets forth the intangible assets by major asset class:

	Useful Life (Yrs)	March 31, 2012			December 31, 2011
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill(a)		$10,113,371	$—	$10,113,371	$10,113,371	$—	$10,113,371
Amortizing:
Patents	8 - 17	5,802,528	(4,613,358)	1,189,170	5,802,528	(4,526,488)	1,276,040
Licenses	8 - 17	1,323,761	(1,025,309)	298,452	1,323,761	(1,018,122)	305,639
CELLECTRA®(b)	5 - 11	8,106,270	(3,427,068)	4,679,202	8,106,270	(3,124,680)	4,981,590
GHRH(b)	11	335,314	(89,769)	245,545	335,314	(81,848)	253,466
Other(c)	18	4,050,000	(1,612,500)	2,437,500	4,050,000	(1,556,250)	2,493,750

Total intangible assets		19,617,873	(10,768,004)	8,849,869	19,617,873	(10,307,388)	9,310,485

Total goodwill and intangible assets		$29,731,244	$(10,768,004)	$18,963,240	$29,731,244	$(10,307,388)	$19,423,856

(a)	Goodwill was recorded from the Inovio AS acquisition in January 2005 and from the acquisition of VGX in June 2009 for $3.9 million and $6.2 million, respectively.
(b)	CELLECTRA® and GHRH are developed technologies that were recorded from the acquisition of VGX.
(c)	Other intangible assets represent the fair value of acquired contracts and intellectual property from the Inovio AS acquisition.

Aggregate amortization expense on intangible assets for the three months ended March 31, 2012 and 2011 was $461,000 and $471,000, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $1.6 million for the remainder of fiscal year 2012, $1.8 million for 2013, $943,000 for 2014, $870,000 for 2015, $816,000 for 2016 and $775,000 for 2017.

8. Stockholders’ Equity

The following is a summary of the Company’s authorized and issued common and preferred stock as of March 31, 2012 and December 31, 2011:

	Authorized	Issued	Outstanding as of
			March 31, 2012	December 31, 2012
Common Stock, par $0.001	300,000,000	134,968,394	134,968,394	134,968,394
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	26	26
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	—	—

Common Stock

In December 2011, the Company completed an underwritten public offering relating to the sale and issuance of 7,699,712 units to certain institutional investors, consisting of 7,699,712 shares of common stock and warrants to purchase an aggregate of up to 5,774,784 additional shares of common stock. These units, which were purchased for $0.5195 per unit, include the partial exercise of the underwriter’s overallotment option of 962,465 additional units at the public offering price. The units consist of one share of common stock and 0.75 of a warrant to purchase one share of common stock. The warrants have a term of five years and an exercise price of $0.65 per share. The Company may call the warrants if the closing bid price of the common stock has been at least $1.30 over 20 trading days and certain other conditions are met. The Company received net proceeds from the transaction of approximately $3.7 million, after deducting the underwriter’s discounts and other offering expenses payable by the Company. The Company valued the registered warrants issued in connection with the December 2011 financing as of the issuance date using the Black Scholes pricing model and recorded a current liability on the consolidated balance sheet of $1.9 million. The warrants were subsequently revalued as of December 31, 2011 and March 31, 2012 to $2.0 million and $3.2 million, respectively, and the company recorded the increase in fair value to “Change in fair value of common stock warrants” on the condensed consolidated statement of operations for the three months ended March 31, 2012. As of March 31, 2012, none of these warrants had been exercised.

In January 2011, the Company entered into investor purchase agreements with investors relating to the issuance and sale of (a) 21,130,400 shares of common stock, and (b) warrants to purchase a total of 10,565,200 shares of common stock with an exercise price of $1.40 per share, for an aggregate purchase price of approximately $24.3 million. The shares of common stock and warrants were sold in units, consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock, at a purchase price of $1.15 per unit. The Warrants have a five-year term from the date of issuance and are first exercisable commencing on the 180th day after the date of issuance. The Company may call the warrants if the closing bid price of the common stock has been at least $2.80 over 20 trading days and certain other conditions are met. The Company received net proceeds from the transaction of approximately $23.0 million, after deducting the placement agent’s fee and estimated offering expenses payable by the Company. The Company valued the registered warrants issued in connection with the January 2011 financing as of the issuance date using the Black Scholes pricing model and recorded a current liability on the condensed consolidated balance sheet of $11.7 million. The warrants were subsequently revalued at December 31, 2011 and March 31, 2012 to $3.2 million and $5.2 million, respectively, and the Company recorded the increase in fair value of $2.0 million to “Change in fair value of common stock warrants” on the condensed consolidated statement of operations for the three months ended March 31, 2012. As of March 31, 2012, none of these warrants had been exercised.

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

No shares of common stock were sold under the ATM Agreement during the three months ended March 31, 2012. As of March 31, 2012, the Company has sold a total of 3,023,577 shares of common stock under the ATM Agreement. The sales were made at a weighted average price of $1.25 per share with net proceeds to the Company of $3.7 million, after deducting commissions and other fees.

The Company accounts for registered common stock warrants issued in July 2009, January 2011 and December 2011 under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. The Company classifies registered warrants on the condensed consolidated balance sheet as a current liability which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The Company develops its estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. The Company uses the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the condensed consolidated statement of operations as “Change in fair value of common stock warrants.”

Warrants

The following table summarizes the warrants outstanding as of March 31, 2012 and December 31, 2011:

			As of March 31, 2012		As of December 31, 2011
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants	Common Stock Warrant Liability	Number of Warrants	Common Stock Warrant Liability
December 2011 financing	$0.65	December 6, 2016	5,774,784	$3,233,879	5,774,784	$1,963,427
January 2011 financing	$1.4	January 27, 2016	10,565,200	5,176,946	10,565,200	3,169,560
July 2009 financing	$3.38	July 1, 2014	333,333	6,667	333,333	43,332
Warrants assumed in June 2009 Merger	$0.05-1.28	March 24, 2013- April 28, 2016	4,920,527	—	4,920,530	—
August 2007 consulting services	$3.00	August 3, 2012	150,000	—	150,000	—

Total			21,743,844	$8,417,492	21,743,847	$5,176,319

In October 2011, warrants expired to purchase 2,364,394 shares of our common stock issued in connection with our October 2006 registered offering with foreign investors.

Stock Options

The Company has one active stock and cash-based incentive plan, the Amended and Restated 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees. The plan was adopted on March 31, 2007, approved by the stockholders on May 4, 2007, approved by the stockholders as amended on May 2, 2008, and approved by the stockholders as amended and restated on August 25, 2009 and May 14, 2010. On May 14, 2010 the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 2,000,000 shares and to provide that the aggregate number of shares available for grant under the plan will automatically increase on January 1 of each year beginning in 2011 by a number of shares equal to the lesser of (1) 2,055,331 shares or (2) such lesser number of shares as the Board of Directors may determine. On January 1, 2012 the number of securities available for future issuance increased by 2,055,331 shares. At March 31, 2012, the Incentive Plan reserved 9,860,662 shares of common stock for issuance upon exercise of incentive awards granted and to be granted at future dates. At March 31, 2012, the Company had 2,031,371 shares of common stock available for future grant under the plan, and 240,000 shares of vested restricted stock and options to purchase 7,274,078 shares of common stock outstanding under the plan. The awards granted and available for future grant under the Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The Incentive Plan terminates by its terms on March 31, 2017.

The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the Amended 2000 Stock Option Plan and the VGX Equity Compensation Plan, under which the Company had options to purchase 1,643,933 and 7,577,516 shares of common stock outstanding, respectively, at March 31, 2012. The terms and conditions of the options outstanding under these plans remain unchanged.

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

The following table summarizes potential common shares that were excluded from diluted net loss per share calculation because of their anti-dilutive effect:

Common Stock Equivalents	As of March 31, 2012	As of March 31, 2011
Options to purchase common stock	16,495,527	14,292,434
Warrants to purchase common stock	21,743,844	18,336,330
Convertible preferred stock	38,233	38,233

Total	38,277,604	32,666,997

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

The assumptions used to estimate the fair value of stock options granted to employees and directors for the three month periods ended March 31, 2012 and 2011 are presented below:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	0.36%-0.84%	1.52%-1.89%
Expected volatility	117%-132%	134%
Expected life in years	4	4
Dividend yield	—	—
Forfeiture rate	10%	11%

Total compensation cost for the Company’s stock plan that has been recognized in the condensed consolidated statement of operations for the three months ended March 31, 2012 and 2011 was $505,000 and $902,000, respectively, of which $234,000 and $193,000 was included in research and development expenses and $271,000 and $709,000 was included in general and administrative expenses, respectively.

As of March 31, 2012, there was $1.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for Inovio stock options, which the Company expects to recognize over a weighted-average period of 2.2 years.

The weighted average grant date fair value per share was $0.48 and $0.80 for employee stock options granted during the three months ended March 31, 2012 and 2011, respectively.

There was no restricted stock granted during the three months ended March 31, 2012 or 2011.

The fair value of options granted to non-employees at the measurement dates was estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three months ended March 31, 2012 and 2011 was $98,000 and $79,000, respectively.

VGX Animal Health, a majority owned subsidiary of VGX, has adopted a 2007 equity incentive plan for the issuance of options to employees and consultants. There were no options granted under this plan during the three months ended March 31, 2012 or 2011.

11. Related-Party Transactions

VGX International Inc.

The Company conducts transactions with its affiliated entity, VGX Int’l.

In July 2011 the Company purchased an additional 145,000 shares of VGX Int’l at a price of approximately $0.71 per share in connection with a common stock rights offering. The rights offering, however, reduced the Company’s ownership percentage to approximately 16.1%.

On October 7, 2011, the Company entered into a Collaborative Development and License Agreement (the “Agreement”) with VGX Int’l. Under the Agreement, the Company and VGX Int’l will co-develop the Company’s SynCon® therapeutic vaccines for hepatitis B and C infections (the “Products”). Under the terms of the Agreement, VGX Int’l will receive marketing rights for the Products in Asia, excluding Japan, and in return will fully fund IND-enabling and initial Phase I and II clinical studies with respect to the Products. The Company will receive from VGX Int’l payments based on the achievement of clinical milestones and royalties based on sales of the Products in the licensed territories, retaining all commercial rights to the Products in all other territories.

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

Under these Agreements, the future event based payments do not meet the criteria of a milestone in accordance with the authoritative guidance as they are solely based on the performance of the collaborators.

For the three months ended March 31, 2012 and 2011, the Company recognized revenue from VGX Int’l of $106,000 and $94,000, respectively, which consisted of licensing and other fees. Operating expenses related to VGX Int’l for the three months ended March 31, 2012 and 2011 include $190,000 and $1.3 million, respectively, related to biologics manufacturing. At March 31, 2012 and December 31, 2011 we had an accounts receivable balance of $21,000 and $20,000, respectively, from VGX Int’l and its subsidiaries.

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

At March 31, 2012 and December 31, 2011 the Company had an accounts receivable balance of $18,000 from OncoSec.

The Company has received payment of $500,000 from OncoSec as of March 31, 2012 and will receive an additional $2.5 million in scheduled payments over a period of approximately three years from the closing date and a royalty on any potential commercial product sales related to the SECTA technology if and when a product is approved. No receivable has been recorded for the $2.5 million due from OncoSec as collection of the funds is not reasonably assured.

On September 28, 2011, the Company signed an amended agreement with OncoSec extending the term of the second payment owed to the Company in exchange for a warrant to purchase 1,000,000 shares of common stock of OncoSec. The warrant received was a five-year warrant with an exercise price of $1.20 per share. (See Note 6 for further discussion.)

On March 24, 2012, the Company signed a second amended agreement with OncoSec further extending the term of the payments owed to the Company in exchange for a warrant to purchase 3,000,000 shares of common stock of OncoSec. The warrant received was a five-year warrant with an exercise price of $1.00 per share. (See Note 6 for further discussion.)

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors that affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the Caption “Risk Factors” and under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” and in our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of March 31, 2012, we had an accumulated deficit of $218.3 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment. Our discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. There have been no changes to our critical accounting policies during the three months ended March 31, 2012. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies include:

Revenue Recognition.

Grant revenue

We receive non-refundable grants under available government programs. Government grants towards current expenditures are recorded as revenue when there is reasonable assurance that we have complied with all conditions necessary to receive the grants, collectability is reasonably assured, and as the expenditures are incurred.

License fee and milestone revenue

We have adopted a strategy of co-developing or licensing our gene delivery technology for specific genes or specific medical indications. Accordingly, we have entered into collaborative research and development agreements and have received funding for pre-clinical research and clinical trials. Prior to the adoption of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, we analyzed our multiple element arrangements to determine whether the identified deliverables could be accounted for individually as separate units of accounting. The delivered item(s) were considered a separate unit of accounting if all of the following criteria were met: (1) the delivered item(s) has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item(s); and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If these criteria were not met, the deliverable was combined with other deliverables in the arrangement and accounted for as a combined unit of accounting.

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

Valuation and Impairment Evaluations of Goodwill and Intangible Assets. Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. As of March 31, 2012, our intangible assets resulting from the acquisition of VGX and Inovio AS, and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $8.8 million. Intangible assets are amortized over their estimated useful lives ranging from 5 to 18 years. We are concurrently conducting pre-clinical, Phase I, and Phase II trials using acquired intangibles, and we have entered into certain significant licensing agreements for use of these acquired intangibles.

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

The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, we reduce the carrying value of the intangible asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from our intangible assets will exceed the intangible assets’ carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2012.

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

Registered Common Stock Warrants. We account for registered common stock warrants pursuant to the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. We classify registered warrants on the condensed consolidated balance sheet as a current liability, which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment including estimating stock price volatility and expected warrant life. We develop our estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the condensed consolidated statement of operations as “Change in fair value of common stock warrants.”

Adoption of Recent Accounting Pronouncements

We describe below recent pronouncements that may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or related disclosures.

Accounting Standards Update, (“ASU”), No. 2011-04—In May 2011, the Financial Accounting Standards Board (“FASB”) issued an ASU, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards”, or IFRS. This update amends Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. We have adopted ASU 2011-04 as of January 1, 2012 and it has not had a significant impact on our financial position, results of operations or cash flows but on presentation and disclosure only.

ASU No. 2011-05—In June 2011, the FASB issued an ASU, “Presentation of Comprehensive Income”. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have adopted ASU 2011-05 as of January 1, 2012 and it has not had an impact on our financial position, results of operations or cash flows but on presentation and disclosure only.

ASU No. 2011-08—In September 2011, the FASB issued an ASU, “Goodwill Impairment Testing”. For entities testing goodwill for impairment, ASU 2011-08 allows the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the impairment test. The two-step impairment test would be required only if the fair value of a reporting unit is qualitatively determined to be more likely than not less than the carrying amount. We have adopted the amendment provisions of ASU 2011-08 as of January 1, 2012 and it has not had an impact on our financial condition, results of operations or cash flows.

Results of Operations

Revenue. We had total revenue of $1.7 million and $3.1 million for the three months ended March 31, 2012 and March 31, 2011, respectively. Revenue primarily consists of license fees and grants and government contracts.

Revenue from license fees and milestone revenue was $131,000 and $120,000 for the three months ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2012 and 2011, we recorded grant and miscellaneous revenue of $1.6 million and $3.0 million, respectively. The decrease was primarily due to less revenue recognized from our contract with the NIAID of $1.5 million for the three months ended March 31, 2012 as compared to $2.7 million for the same period in 2011 due to the timing of work performed. The NIAID contract, which was modified in September 2011, has an initial term of five years with two one-year options (period of performance is September 30, 2008 – September 29, 2015 including the two options). The current approved funding of the contract for the five years is $23.0 million with option years six and seven valued at $1.3 million and $1.0 million, respectively, for a total potential value of $25.3 million, and will fund research and development for HIV DNA-based vaccines delivered via our proprietary electroporation system. The decrease is also attributable to no revenue recognized under our PATH Malaria Vaccine Initiative (“MVI”) contract for the three months ended March 31, 2012 as compared to $142,000 for the same period in 2011. PATH is an international nonprofit organization funded by private donors. We have a research program and agreement with the PATH MVI to evaluate in a preclinical feasibility study our SynCon® DNA vaccine development platform to target antigens from Plasmodium species and deliver them intradermally using the CELLECTRA® electroporation device. The initial agreement with MVI was for $685,000 and was completed in February 2010. In September 2010 we entered into an amended agreement with PATH to further this study in non-human primates. The amended agreement had a total value of $804,000 and was completed in August 2011. The overall decrease in grants and miscellaneous revenue was also due to less revenue recognized from our subcontracts with Drexel University of $31,000 for the three months ended March 31, 2012 as compared to $81,000 for the same period in 2011.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2012 and 2011, were $4.0 million and $4.4 million, respectively. The decrease for the three-month period year over year, was primarily due to $603,000 in lower costs related to work performed for the NIAID contract and $541,000 in lower clinical expenses related to biologics manufacturing. These decreases were partially offset by $379,000 in higher compensation and related expenses due to increased employee headcount, $150,000 in higher outside services related to various research and development projects, and $107,000 in higher engineering and professional services for device improvements.

General and Administrative Expenses. General and administrative expenses, which include business development expenses and the amortization of intangible assets, for the three months ended March 31, 2012 and 2011, were $2.5 million and $3.3 million, respectively. The decrease for the three-month period year over year was primarily due to a decrease in employee stock-based compensation, salary, severance and legal expenses of $438,000, $211,000, $116,000 and $67,000, respectively, among other variances.

Stock-based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee’s requisite service period. Total compensation cost for our stock plans for the three months ended March 31, 2012 and 2011 was $505,000 and $902,000, respectively. From these amounts, $234,000 and $193,000 were included in research and development expenses and $271,000 and $709,000 were included in general and administrative expenses, respectively. The decrease for the three-month period year over year was primarily due to a lower valuation of the employee stock options granted during the period and no severance related stock-based compensation expense recognized in 2012.

Interest and Other Income, net. Interest and other income, net, for the three months ended March 31, 2012 and 2011 was $32,000 and $2,000 respectively. The increase was primarily due to a higher interest rate earned on our short-term investment accounts.

Change in fair value of common stock warrants. The change in fair value of common stock warrants for the three months ended March 31, 2012 and 2011 was $(3.5 million) and $2.3 million, respectively. The decrease is primarily due to the revaluation of registered common stock warrants issued by us in January 2011 and December 2011. We revalue warrants at each balance sheet date to fair value. If unexercised, the warrants will expire at various dates between August 2012 and December 2016.

Gain (Loss) from investment in affiliated entity. Gain (loss) is a result of the change in the fair market value of the investment as of March 31, 2012.

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of our company equity securities and government grants.

Working Capital and Liquidity

As of March 31, 2012, we had working capital of $13.9 million, as compared to $20.9 million as of December 31, 2011. The decrease in working capital during the three months ended March 31, 2012 was primarily due to expenditures related to our research and development activities and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development, as well as an increase in the valuation of our registered common stock warrants that are classified as a current liability on the consolidated balance sheet.

Net cash used in operating activities was $5.4 million and $5.5 million for the three months ended March 31, 2012 and 2011, respectively.

Net cash used in investing activities was $(784,000) and $(1.6 million) for the three months ended March 31, 2012 and 2011, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.

There was no cash provided by financing activities for the three months ended March 31, 2012 as compared to $24.3 million for the three months ended March 31, 2011. This was primarily due to the proceeds from our January 2011 financing as well as our At-The-Market Equity Distribution Agreement in 2011.

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

As of March 31, 2012, we had an accumulated deficit of $218.3 million. We have operated at a loss since 1994, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We will continue to rely on outside sources of financing to meet our capital needs into the third quarter of 2013.

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

Common stock warrants that we have received to purchase shares of OncoSec are classified on the consolidated balance sheet as a long-term asset that is revalued at each balance sheet date subsequent to the initial receipt.

Foreign Currency Risk

We have operated primarily in the United States and most transactions during the three months ended March 31, 2012, have been made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investment in VGX Int’l which is denominated in South Korean Won. We do not have any foreign currency hedging instruments in place.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

The following Risk Factors do not reflect any material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we filed with the Securities and Exchange Commission on March 15, 2012. You should carefully consider and evaluate each of the following factors as well as the other information in this quarterly report on Form 10-Q, including our financial statements and the related notes, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also consider the more detailed description of our business contained in our annual report on Form 10-K for the year ended December 31, 2011.

Risks Related to Our Business and Industry

We have incurred losses since inception, expect to incur significant net losses in the foreseeable future and may never become profitable.

We have experienced significant operating losses to date; as of March 31, 2012 our accumulated deficit was approximately $218.3 million. We have generated limited revenues, primarily consisting of license and grant revenue, and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

INOVIO PHARMACEUTICALS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inovio Pharmaceuticals, Inc.

Date: May 9, 2012	By:	/s/ J. JOSEPH KIM
J. Joseph Kim
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2012	By:	/s/ PETER KIES
Peter Kies
Chief Financial Officer
(Principal Financial and Accounting Officer