Form 10-Q
period 2012-06-30
INOVIO PHARMACEUTICALS, INC.
filed 2012-08-09
CIK 1055726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, was 134,968,394 as of August 2, 2012.

INOVIO PHARMACEUTICALS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

Part I. Financial Information

Item 1.	Financial Statements

INOVIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,952,143	$17,350,116
Short-term investments	13,487,062	12,863,420
Accounts receivable	432,108	467,909
Accounts receivable from affiliated entity	33,446	38,406
Prepaid expenses and other current assets	598,482	746,049
Prepaid expenses and other current assets from affiliated entity	813,935	441,186

Total current assets	21,317,176	31,907,086
Restricted cash	100,234	100,059
Fixed assets, net	421,519	295,785
Intangible assets, net	8,393,119	9,310,485
Goodwill	10,113,371	10,113,371
Investment in affiliated entity	7,517,596	9,071,513
Investment in common stock warrants	509,800	100,000
Other assets	223,056	208,262

Total assets	$48,595,871	$61,106,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,522,672	$4,318,942
Accounts payable and accrued expenses due to affiliated entity	53,613	20,344
Accrued clinical trial expenses	1,160,643	1,059,372
Common stock warrants	5,038,510	5,176,319
Deferred revenue	41,864	79,502
Deferred revenue from affiliated entity	413,542	388,542

Total current liabilities	10,230,844	11,043,021
Deferred revenue, net of current portion	77,643	80,450
Deferred revenue from affiliated entity, net of current portion	1,774,194	1,961,694
Deferred rent	75,224	80,875
Deferred tax liabilities	78,859	78,859

Total liabilities	12,236,764	13,244,899

Stockholders’ equity:
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Common stock	134,968	134,968
Additional paid-in capital	258,113,218	257,235,707
Accumulated deficit	(222,479,302)	(210,091,174)
Accumulated other comprehensive income	64,514	35,393

Total Inovio Pharmaceuticals, Inc. stockholders’ equity	35,833,398	47,314,894
Non-controlling interest	525,709	546,768

Total stockholders’ equity	36,359,107	47,861,662

Total liabilities and stockholders’ equity	$48,595,871	$61,106,561

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
License fee and milestone revenue	$20,907	$26,456	$45,745	$52,824
License fee and milestone revenue from affiliated entity	106,250	105,208	212,500	198,958
Grant and miscellaneous revenue	308,925	2,288,099	1,870,958	5,273,246

Total revenues	436,082	2,419,763	2,129,203	5,525,028

Operating expenses:
Research and development	4,527,086	4,463,978	8,569,665	8,885,777
General and administrative	2,696,909	3,092,386	5,184,997	6,411,618
Gain on sale of assets	—	—	(651,000)	(250,000)

Total operating expenses	7,223,995	7,556,364	13,103,662	15,047,395

Loss from operations	(6,787,913)	(5,136,601)	(10,974,459)	(9,522,367)
Other income (expense):
Interest and other income, net	41,036	7,799	72,580	9,654
Change in fair value of common stock warrants	3,594,782	4,898,758	46,609	7,230,626
Loss from investment in affiliated entity	(992,373)	(2,607,227)	(1,553,917)	(2,977,238)

Net loss	(4,144,468)	(2,837,271)	(12,409,187)	(5,259,325)
Net loss attributable to non-controlling interest	11,289	15,112	21,059	24,553

Net loss attributable to Inovio Pharmaceuticals, Inc.	$(4,133,179)	$(2,822,159)	$(12,388,128)	$(5,234,772)

Loss per common share — basic and diluted:
Net loss per share attributable to Inovio Pharmaceuticals, Inc. stockholders	$(0.03)	$(0.02)	$(0.09)	$(0.04)

Weighted average number of common shares outstanding — basic and diluted	134,968,394	127,256,364	134,968,394	124,124,645

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(4,144,468)	$(2,837,271)	$(12,409,187)	$(5,259,325)
Other comprehensive income (loss):
Foreign currency translation adjustments	(10)	579	29,108	493
Unrealized gain (loss) on short-term investments	(482)	(4,679)	13	(6,284)

Comprehensive loss	$(4,144,960)	$(2,841,371)	$(12,380,066)	$(5,265,116)

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Cash flows from operating activities:
Net loss	$(12,409,187)	$(5,259,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	77,187	66,641
Amortization of intangible assets	917,366	940,566
Change in value of common stock warrants	(46,609)	(7,230,626)
Stock-based compensation	877,511	1,150,272
Interest income accrued on short term investments	(847)	6,271
Deferred rent	(5,651)	(958)
Loss from investment in affiliated entity	1,553,917	2,977,238
Gain on sale of intangible assets	(651,000)	(250,000)
Changes in operating assets and liabilities:
Accounts receivable	35,801	(314,932)
Accounts receivable from affiliated entity	4,960	(18,272)
Prepaid expenses and other current assets	147,567	(548,252)
Prepaid expenses and other current assets from affiliated entity	(372,749)	(338,809)
Restricted cash	(175)	—
Other assets	(14,794)	50,866
Accounts payable and accrued expenses	(694,999)	80,476
Accounts payable and accrued expenses due to affiliated entity	33,269	(923,458)
Deferred revenue	(40,445)	(193,872)
Deferred revenue from affiliated entity	(162,500)	(148,958)

Net cash used in operating activities	(10,751,378)	(9,955,132)

Cash flows from investing activities:
Purchases of short term investments	(6,318,920)	(5,766,000)
Maturities of short term investments	5,725,233	1,840,000
Purchases of capital assets	(202,921)	(95,959)
Proceeds from sale of intangible assets	150,000	250,000

Net cash used in investing activities	(646,608)	(3,771,959)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	—	24,309,472
Proceeds from stock option and warrant exercises	—	12,930

Net cash provided by financing activities	—	24,322,402
Effect of exchange rate changes on cash and cash equivalents	13	493

(Decrease) Increase in cash and cash equivalents	(11,397,973)	10,595,804
Cash and cash equivalents, beginning of period	17,350,116	19,998,489

Cash and cash equivalents, end of period	$5,952,143	$30,594,293

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of June 30, 2012, condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2012 and 2011 and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2012 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events after the balance sheet date of June 30, 2012 through the date it filed these unaudited condensed consolidated financial statements with the SEC.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company incurred a net loss from operations of $4.1 million and $12.4 million, respectively, for the three and six months ended June 30, 2012. The Company had working capital of $11.1 million and an accumulated deficit of $222.5 million as of June 30, 2012. The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These unaudited interim condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business. The Company’s unaudited interim condensed consolidated financial statements as of and for the period ended June 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

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

4. Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its domestic and foreign subsidiaries. In conjunction with the acquisition in June 2009 of VGX Pharmaceuticals (the “Merger”), the Company acquired an 88% interest in VGX Animal Health and certain shares in VGX International, Inc. (“VGX Int’l”) (a publicly-traded company in South Korea). The Company consolidates Genetronics, Inc., VGX Pharmaceuticals and its subsidiary VGX Animal Health and records a non-controlling interest for the 9% of VGX Animal Health it does not own as of June 30, 2012 and December 31, 2011. The Company’s investment in VGX Int’l, which is recorded as investment in affiliated entity within the condensed consolidated balance sheets is accounted for at fair value on a recurring basis, with changes in fair value recorded on the condensed consolidated statements of operations within gain (loss) on investment in affiliated entity. All intercompany accounts and transactions have been eliminated upon consolidation.

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

5. Investments

Investments consist of certificates of deposit, mutual funds, and municipal bonds at June 30, 2012 and December 31, 2011. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) until realized. A decline in the market value of any investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the investment is established. No such impairment charges were recorded during the three and six months ended June 30, 2012.

The following is a summary of investments as of June 30, 2012 and December 31, 2011:

	Contractual Maturity (in years)	As of June 30, 2012
		Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	Less than 1	$6,000,000	$69,554	$—	$6,069,554
Certificates of deposit	Less than 1	5,460,000	38	(1,521)	5,458,517
Municipal bonds	Less than 1	1,962,147	296	(3,452)	1,958,991

Total		$13,422,147	$69,888	$(4,973)	$13,487,062

	Contractual Maturity (in years)	As of December 31, 2011
		Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	Less than 1	$6,000,000	$37,115	$—	$6,037,115
Certificates of deposit	Less than 1	5,771,000	—	(2,696)	5,768,304
Municipal bonds	Less than 1	1,056,614	1,387	—	1,058,001

Total		$12,827,614	$38,502	$(2,696)	$12,863,420

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

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012:

	Fair Value Measurements at June 30, 2012
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$4,040,326	$4,040,326	$—	$—
Mutual funds	6,069,554	—	6,069,554	—
Certificates of deposit	5,458,517	—	5,458,517	—
Municipal bonds	1,958,991	—	1,958,991	—
Investment in affiliated entity	7,517,596	7,517,596	—	—
Investment in common stock warrants	509,800	—	—	509,800

Total Assets	$25,554,784	$11,557,922	$13,487,062	$509,800

Liabilities:
Common stock warrants	$5,038,510	$—	$—	$5,038,510

Total Liabilities	$5,038,510	$—	$—	$5,038,510

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

Level 1 assets at June 30, 2012 and December 31, 2011 include money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investment in VGX Int’l, for which the fair value is based on the market value of 8,220,775 common shares, listed on the Korean Stock Exchange. Due to the volatility of VGX Int’l common stock, we have elected to account for our investment at fair value on a recurring basis which will better reflect the valuation of our investment.

Level 2 assets at June 30, 2012 and December 31, 2011 include mutual funds, certificates of deposit and municipal bonds held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. We obtain the fair value of our Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. Our professional pricing service gathers quoted market prices and observable inputs for all of our mutual funds, certificates of deposit and municipal bonds from a variety of industry data providers. The valuation techniques used to measure the fair value of our Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. We validate the quoted market prices provided by our primary pricing service by comparing their assessment of the fair values of our investment portfolio balance against the fair values of our investment portfolio balance obtained from an independent source, which may include our investment managers.

Level 3 assets at June 30, 2012 and December 31, 2011 include two warrants received by the Company to purchase shares of common stock of OncoSec Medical Incorporated (“OncoSec”), in connection with the first and second amendments to the Asset Purchase Agreement between the Company and OncoSec signed in September 2011 and March 2012, respectively. The first warrant to purchase 1,000,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $1.20 per share. The second warrant to purchase 3,000,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $1.00 per share

There have been no transfers of assets or liabilities between the fair value measurement classifications.

As of June 30, 2012 the Company recorded a long-term asset of $510,000 associated with the warrants received to purchase common stock of OncoSec. The Company valued the warrants received in March 2012 as of the issuance date using the Black Scholes pricing model and recorded a $501,000 gain on sale of asset within the condensed consolidated statement of operations. Inputs used in the pricing model include estimates of OncoSec stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on publicly available historical data. The Company reassesses the fair value of the warrants at each reporting date. The assumptions used to estimate the fair values of the OncoSec common stock warrants at June 30, 2012 are presented below:

Risk-free interest rate	0.39%
Expected volatility	125%
Expected life in years	4.25-4.75
Dividend yield	—

As a result of these calculations, the Company recorded an increase (decrease) in fair value of the two warrants of $216,000 and $(91,000), respectively, for the three and six months ended June 30, 2012. The increase (decrease) in fair value is reflected in the Company’s condensed consolidated statement of operations as a component of change in fair value of common stock warrants.

The following table presents a summary of changes in fair value of the Company’s total Level 3 financial assets for the six months ended June 30, 2012:

Balance at January 1, 2012	$100,000
Common stock warrant recorded at fair value upon acquisition in March 2012	501,000
Decrease in fair value included in change in fair value of common stock warrants	(91,200)

Balance at June 30, 2012	$509,800

Level 3 liabilities held as of June 30, 2012 and December 31, 2011 consist of common stock warrant liabilities associated with warrants to purchase the Company’s common stock issued in July 2009, January 2011 and December 2011. If unexercised, the warrants will expire at various dates between July 2014 and December 2016.

As of June 30, 2012 the Company recorded a $5.0 million common stock warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. The range of assumptions used to estimate the fair values of common stock warrants at June 30, 2012 are presented below:

Risk-free interest rate	0.19%-0.72%
Expected volatility	62%-127%
Expected life in years	2.0-4.44
Dividend yield	—

As a result of these calculations, the Company recorded a decrease in fair value of $3.4 million and $138,000 for the three and six months ended June 30, 2012, respectively, and a decrease in fair value of $4.9 million and $7.2 million for the three and six months ended June 30, 2011, respectively. The decrease in fair value is reflected in the Company’s condensed consolidated statement of operations as a component of change in fair value of common stock warrants.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the six months ended June 30, 2012:

Balance at January 1, 2012	$5,176,319
Decrease in fair value included in change in fair value of common stock warrants	(137,809)

Balance at June 30, 2012	$5,038,510

7. Goodwill and Intangible Assets

In accordance with the guidance regarding goodwill and other intangible assets, the Company’s goodwill is not amortized, but is subject to an annual impairment test, which the Company performs as of November each year or sooner if indicators of impairment exist. The following sets forth the intangible assets by major asset class:

	Useful Life (Yrs)	June 30, 2012			December 31, 2011
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill(a)		$10,113,371	$—	$10,113,371	$10,113,371	$—	$10,113,371
Amortizing:
Patents	8 - 17	5,802,528	(4,696,362)	1,106,166	5,802,528	(4,526,488)	1,276,040
Licenses	8 - 17	1,323,761	(1,032,496)	291,265	1,323,761	(1,018,122)	305,639
CELLECTRA®(b)	5 - 11	8,106,270	(3,729,455)	4,376,815	8,106,270	(3,124,680)	4,981,590
GHRH(b)	11	335,314	(97,691)	237,623	335,314	(81,848)	253,466
Other(c)	18	4,050,000	(1,668,750)	2,381,250	4,050,000	(1,556,250)	2,493,750

Total intangible assets		19,617,873	(11,224,754)	8,393,119	19,617,873	(10,307,388)	9,310,485

Total goodwill and intangible assets		$29,731,244	$(11,224,754)	$18,506,490	$29,731,244	$(10,307,388)	$19,423,856

(a)	Goodwill was recorded from the Inovio AS acquisition in January 2005 and from the acquisition of VGX in June 2009 for $3.9 million and $6.2 million, respectively.
(b)	CELLECTRA® and GHRH are developed technologies that were recorded from the acquisition of VGX.
(c)	Other intangible assets represent the fair value of acquired contracts and intellectual property from the Inovio AS acquisition.

Aggregate amortization expense on intangible assets for the three and six months ended June 30, 2012 was $457,000 and $917,000, respectively. Aggregate amortization expense on intangible assets for the three and six months ended June 30, 2011 was $469,000 and $941,000, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $904,000 for the remainder of fiscal year 2012, $1.8 million for 2013, $943,000 for 2014, $870,000 for 2015, $816,000 for 2016 and $775,000 for 2017.

8. Stockholders’ Equity

The following is a summary of the Company’s authorized and issued common and preferred stock as of June 30, 2012 and December 31, 2011:

	Authorized	Issued	Outstanding as of
			June 30, 2012	December 31, 2011
Common Stock, par $0.001	300,000,000	134,968,394	134,968,394	134,968,394
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	26	26
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	—	—

Common Stock

In June 2012, the Company entered into a sales agreement (the “Sales Agreement”) with an outside placement agent (the “Placement Agent”) to sell shares of its common stock with aggregate gross proceeds of up to $25.0 million from time to time, through an “at-the-market” equity offering program under which the Placement Agent will act as sales agent. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that the Placement Agent will be entitled to compensation for its services in an amount equal to 3.0% of the gross proceeds from the sales of shares sold through the Placement Agent under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement. As of June 30, 2012 no shares have been sold under the Sales Agreement.

In December 2011, the Company completed an underwritten public offering relating to the sale and issuance of 7,699,712 units to certain institutional investors, consisting of 7,699,712 shares of common stock and warrants to purchase an aggregate of up to 5,774,784 additional shares of common stock. These units, which were purchased for $0.5195 per unit, include the partial exercise of the underwriter’s overallotment option of 962,465 additional units at the public offering price. The units consist of one share of common stock and 0.75 of a warrant to purchase one share of common stock. The warrants have a term of five years and an exercise price of $0.65 per share. The Company may call the warrants if the closing bid price of the common stock has been at least $1.30 over 20 trading days and certain other conditions are met. The Company received net proceeds from the transaction of approximately $3.7 million, after deducting the underwriter’s discounts and other offering expenses payable by the Company. The Company valued the registered warrants issued in connection with the December 2011 financing as of the issuance date using the Black Scholes pricing model and recorded a current liability on the consolidated balance sheet. The warrants were subsequently revalued and the Company recorded the change in fair value of $(1.2 million) and $115,000 to “Change in fair value of common stock warrants” on the condensed consolidated statement of operations for the three and six months ended June 30, 2012, respectively. As of June 30, 2012, none of these warrants had been exercised.

In January 2011, the Company entered into investor purchase agreements with investors relating to the issuance and sale of (a) 21,130,400 shares of common stock, and (b) warrants to purchase a total of 10,565,200 shares of common stock with an exercise price of $1.40 per share, for an aggregate purchase price of approximately $24.3 million. The shares of common stock and warrants were sold in units, consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock, at a purchase price of $1.15 per unit. The Warrants have a five-year term from the date of issuance and are first exercisable commencing on the 180th day after the date of issuance. The Company may call the warrants if the closing bid price of the common stock has been at least $2.80 over 20 trading days and certain other conditions are met. The Company received net proceeds from the transaction of approximately $23.0 million, after deducting the placement agent’s fee and estimated offering expenses payable by the Company. The Company valued the registered warrants issued in connection with the January 2011 financing as of the issuance date using the Black Scholes pricing model and recorded a current liability on the condensed consolidated balance sheet. The warrants were subsequently revalued and the Company recorded the change in fair value of $(2.2 million) and $(211,000) to “Change in fair value of common stock warrants” on the condensed consolidated statement of operations for the three and six months ended June 30, 2012, respectively. As of June 30, 2012, none of these warrants had been exercised.

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

Warrants

The following table summarizes the warrants outstanding as of June 30, 2012 and December 31, 2011:

			As of June 30, 2012		As of December 31, 2011
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants	Common Stock Warrant Liability	Number of Warrants	Common Stock Warrant Liability
December 2011 financing	$0.65	December 6, 2016	5,774,784	$2,078,922	5,774,784	$1,963,427
January 2011 financing	$1.40	January 27, 2016	10,565,200	2,958,255	10,565,200	3,169,560
July 2009 financing	$3.38	July 1, 2014	333,333	1,333	333,333	43,332
Warrants assumed in June 2009 Merger	$0.05-1.28	March 24, 2013- April 28, 2016	4,920,527	—	4,920,530	—
August 2007 consulting services	$3.00	August 3, 2012	150,000	—	150,000	—

Total			21,743,844	$5,038,510	21,743,847	$5,176,319

In October 2011, warrants expired to purchase 2,364,394 shares of our common stock issued in connection with our October 2006 registered offering with foreign investors.

Stock Options

The Company has one active stock and cash-based incentive plan, the Amended and Restated 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees. The plan was adopted on June 30, 2007, approved by the stockholders on May 4, 2007, approved by the stockholders as amended on May 2, 2008, and approved by the stockholders as amended and restated on August 25, 2009 and May 14, 2010. On May 14, 2010 the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 2,000,000 shares and to provide that the aggregate number of shares available for grant under the plan will automatically increase on January 1 of each year beginning in 2011 by a number of shares equal to the lesser of (1) 2,055,331 shares or (2) such lesser number of shares as the Board of Directors may determine. On January 1, 2012 the number of securities available for future issuance increased by 2,055,331 shares. At June 30, 2012, the Incentive Plan reserved 9,860,662 shares of common stock for issuance upon exercise of incentive awards granted and to be granted at future dates. At June 30, 2012, the Company had 1,915,537 shares of common stock available for future grants under the plan, and 240,000 shares of vested restricted stock and options to purchase 7,389,912 shares of common stock outstanding under the plan. The awards granted and available for future grant under the Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The Incentive Plan terminates by its terms on June 30, 2017.

The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the Amended 2000 Stock Option Plan and the VGX Equity Compensation Plan, under which the Company had options to purchase 1,456,434 and 7,577,516 shares of common stock outstanding, respectively, at June 30, 2012. The terms and conditions of the options outstanding under these plans remain unchanged.

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

The following table summarizes potential common shares that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect:

Common Stock Equivalents	As of June 30, 2012	As of June 30, 2011
Options to purchase common stock	16,423,862	14,369,591
Warrants to purchase common stock	21,743,844	18,333,454
Convertible preferred stock	38,233	38,233

Total	38,205,939	32,741,278

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

The weighted average assumptions used to estimate the fair value of stock options granted to employees and directors for the three and six month periods ended June 30, 2012 and 2011 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Risk-free interest rate	0.32%	1.16%-1.72%	0.37%	1.16%-1.89%
Expected volatility	122%	134%	131%	134%
Expected life in years	3.5	4	4	4
Dividend yield	—	—	—	—
Forfeiture rate	8%	11%	8%	11%

Total compensation cost for the Company’s stock plan that has been recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2012 was $270,000 and $775,000, respectively, of which $125,000 and $359,000 were included in research and development expenses and $145,000 and $416,000 were included in general and administrative expenses, respectively.

Total compensation cost for the Company’s stock plan that has been recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2011 was $248,000 and $1.2 million, respectively, of which $92,000 and $285,000 were included in research and development expenses and $156,000 and $865,000 were included in general and administrative expenses, respectively.

As of June 30, 2012, there was $1.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for Inovio stock options, which the Company expects to recognize over a weighted-average period of 2.1 years.

The weighted average grant date fair value per share was $0.34 and $0.47 for employee and director stock options granted during the three and six months ended June 30, 2012, respectively, and $0.73 and $0.79 for employee and director stock options granted during the three and six months ended June 30, 2011, respectively.

The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three and six months ended June 30, 2012 was $5,000 and $102,000, respectively. Total stock-based compensation for options granted to non-employees for the three and six months ended June 30, 2011 was $(79,000) and $1,000, respectively.

VGX Animal Health, a majority owned subsidiary of VGX, has adopted a 2007 equity incentive plan for the issuance of options to employees and consultants. There were no options granted under this plan during the three and six months ended June 30, 2012 or 2011.

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

For the three and six months ended June 30, 2012, the Company recognized revenue from VGX Int’l of $106,000 and $213,000, respectively, which consisted of licensing and other fees. Operating expenses related to VGX Int’l for the three and six months ended June 30, 2012 include $138,000 and $328,000, respectively, related to biologics manufacturing. At June 30, 2012 and December 31, 2011 we had an accounts receivable balance of $15,000 and $20,000, respectively, from VGX Int’l and its subsidiaries.

For the three and six months ended June 30, 2011, the Company recognized revenue from VGX Int’l of $105,000 and $199,000, respectively, which consisted of licensing fees. Operating expenses related to VGX Int’l for the three and six months ended June 30, 2011 include $1.1 million and $2.3 million, respectively, related to biologics manufacturing and engineering services.

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

At June 30, 2012 and December 31, 2011 the Company had an accounts receivable balance of $18,000 from OncoSec.

The Company has received payment of $500,000 from OncoSec as of June 30, 2012 and will receive an additional $2.5 million in scheduled payments over a period of approximately three years from the closing date and a royalty on any potential commercial product sales related to the SECTA technology if and when a product is approved. No receivable has been recorded for the $2.5 million due from OncoSec as collection of the funds is not reasonably assured.

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

As of June 30, 2012, we had an accumulated deficit of $222.5 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment. Our discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. There have been no changes to our critical accounting policies during the three and six months ended June 30, 2012. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies include:

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

Valuation and Impairment Evaluations of Goodwill and Intangible Assets. Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. As of June 30, 2012, our intangible assets resulting from the acquisition of VGX and Inovio AS, and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $8.4 million. Intangible assets are amortized over their estimated useful lives ranging from 5 to 18 years. We are concurrently conducting pre-clinical, Phase I, and Phase II trials using acquired intangibles, and we have entered into certain significant licensing agreements for use of these acquired intangibles.

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

The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, we reduce the carrying value of the intangible asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from our intangible assets will exceed the intangible assets’ carrying value, and accordingly, we have not recognized any impairment losses through June 30, 2012.

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

Results of Operations

Revenue. We had total revenue of $436,000 and $2.1 million for the three and six months ended June 30, 2012, respectively, as compared to $2.4 million and $5.5 million for the three and six months ended June 30, 2011, respectively. Revenue primarily consists of license fees and grants and government contracts.

Revenue from license fees and milestone revenue was $127,000 and $258,000 for the three and six months ended June 30, 2012, respectively, as compared to $132,000 and $252,000 for the three and six months ended June 30, 2011, respectively.

During the three and six months ended June 30, 2012, we recorded grant and miscellaneous revenue of $309,000 and $1.9 million, respectively, as compared to $2.3 million and $5.3 million for the three and six months ended June 30, 2011, respectively. The decrease was primarily due to lower revenues of $1.5 million and $2.8 million recognized from our contract with the NIAID for the three and six months ended June 30, 2012, as compared to the same periods in 2011, respectively. The NIAID contract, which was modified in September 2011, has an initial term of five years with two one-year options (period of performance is September 30, 2008 – September 29, 2015 including the two options). The current approved funding of the contract for the five years is $23.0 million with option years six and seven valued at $1.3 million and $1.0 million, respectively, for a total potential value of $25.3 million, and will fund research and development for HIV DNA-based vaccines delivered via our proprietary electroporation system. These decreases were also attributable to no revenue recognized under our PATH Malaria Vaccine Initiative (“MVI”) contract during the three and six months ended June 30, 2012 as compared to $282,000 and $424,000 for the same periods in 2011, respectively. PATH is an international nonprofit organization funded by private donors. We have a research program and agreement with the PATH MVI to evaluate in a preclinical feasibility study our SynCon® DNA vaccine development platform to target antigens from Plasmodium species and deliver them intradermally using the CELLECTRA® electroporation device. The initial agreement with MVI was for $685,000 and was completed in February 2010. In September 2010 we entered into an amended agreement with PATH to further this study in non-human primates. The amended agreement had a total value of $804,000 and was completed in August

2011. The overall decrease in grants and miscellaneous revenue was also due to less revenue recognized from our subcontracts with Drexel University of $36,000 and $67,000, respectively, for the three and six months ended June 30, 2012 as compared to $165,000 and $246,000, respectively, for the same periods in 2011.

Research and Development Expenses. Research and development expenses for the three and six months ended June 30, 2012, were $4.5 million and $8.6 million, respectively, as compared to $4.5 million and $8.9 million for the three and six months ended June 30, 2011, respectively. The decrease for the six-month period year over year was primarily due to $1.4 million in lower costs related to work performed for the NIAID contract and $1.0 million in lower clinical expenses related to biologics manufacturing. These decreases were partially offset by $929,000 in higher compensation and related expenses due to increased employee headcount, $691,000 in higher clinical trial expenses related to our ongoing HPV Phase II and Influenza Phase I studies and $138,000 in higher engineering and professional services for device improvements, as well as an increase in facilities expense, employee stock-based compensation and other outside services of $82,000, $74,000 and $71,000, respectively, among other variances.

General and Administrative Expenses. General and administrative expenses, which include business development expenses and the amortization of intangible assets, for the three and six months ended June 30, 2012, were $2.7 million and $5.2 million, respectively, as compared to $3.1 million and $6.4 million for the three and six months ended June 30, 2011, respectively. The decrease for the three-month period year over year was primarily due to a decrease in severance and compensation expenses of $490,000 and $167,000, respectively, partially offset by an increase in legal expenses and consultant stock compensation of $132,000 and $83,000, among other variances. The decrease for the six-month period year over year, was primarily due to a $607,000 decrease in severance expenses, a $449,000 decrease in employee stock-based compensation due to no severance related stock option expense, and a $368,000 decrease in compensation and related expenses. These decreases were partially offset by an increase in investor relations outside services, consultant stock compensation and accounting fees of $116,000, $101,000 and $95,000, respectively, among other variances.

Stock-based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee’s requisite service period. Total compensation cost for our stock plans for the three and six months ended June 30, 2012 was $270,000 and $775,000, respectively. From these amounts, $125,000 and $359,000 were included in research and development expenses and $145,000 and $416,000 were included in general and administrative expenses, for the three and six months ended June 30, 2012, respectively. Total compensation cost for our stock plans for the three and six months ended June 30, 2011 was $248,000 and $1.2 million, respectively. From these amounts, $92,000 and $285,000 were included in research and development expenses and $156,000 and $865,000 were included in general and administrative expenses, for the three and six months ended June 30, 2011, respectively. The increase for the three-month period year over year was primarily due to more employee stock options granted during the period. The decrease for the six-month period year over year was primarily due to a lower valuation of the employee stock options granted during the period and no severance related stock-based compensation expense recognized in 2012.

Interest and Other Income, net. Interest and other income, net, for the three and six months ended June 30, 2012 was $41,000 and $73,000, respectively, as compared to $8,000 and $10,000 for the three and six months ended June 30, 2011, respectively. The increase was primarily due to a higher interest rate earned on our short-term investment accounts.

Change in fair value of common stock warrants. The change in fair value of common stock warrants for the three and six months ended June 30, 2012 was $3.6 million and $47,000, respectively, as compared to $4.9 million and $7.2 million for the three and six months ended June 30, 2011, respectively. The decrease is primarily due to the revaluation of registered common stock warrants issued by us in January 2011 and December 2011. We revalue warrants at each balance sheet date to fair value.

Gain (Loss) from investment in affiliated entity. Gain (loss) is a result of the change in the fair market value of the investment as of June 30, 2012.

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of our company equity securities and government grants.

Working Capital and Liquidity

As of June 30, 2012, we had working capital of $11.1 million, as compared to $20.9 million as of December 31, 2011. The decrease in working capital during the six months ended June 30, 2012 was primarily due to expenditures related to our research and development activities and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.

Net cash used in operating activities was $10.8 million and $10.0 million for the six months ended June 30, 2012 and 2011, respectively.

Net cash used in investing activities was $647,000 and $3.8 million for the six months ended June 30, 2012 and 2011, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.

There was no cash provided by financing activities for the six months ended June 30, 2012 as compared to $24.3 million for the six months ended June 30, 2011. This was primarily due to the proceeds from our January 2011 financing as well as our At-The-Market Equity Distribution Agreement in 2011.

In June 2012, we entered into a sales agreement (the “Sales Agreement”) with an outside placement agent (the “Placement Agent”) to sell shares of our common stock with aggregate gross proceeds of up to $25.0 million from time to time, through an “at-the-market” equity offering program under which the Placement Agent will act as sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that the Placement Agent will be entitled to compensation for its services in an amount equal to 3.0% of the gross proceeds from the sales of shares sold through the Placement Agent under the Sales Agreement. We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement. As of June 30, 2012 no shares of common stock had been sold under the Sales Agreement.

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

As of June 30, 2012, we had an accumulated deficit of $222.5 million. We have operated at a loss since 1994, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that current cash and cash equivalents plus short-term investments are sufficient to meet planned working capital requirements into the third quarter of 2013. We will continue to rely on outside sources of financing to meet our capital needs beyond this time.

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

Foreign Currency Risk

We have operated primarily in the United States and most transactions during the three and six months ended June 30, 2012, have been made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investment in VGX Int’l which is denominated in South Korean Won. We do not have any foreign currency hedging instruments in place.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced significant operating losses to date; as of June 30, 2012 our accumulated deficit was approximately $222.5 million. We have generated limited revenues, primarily consisting of license and grant revenue, and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.

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

Inovio Pharmaceuticals, Inc.

Date: August 9, 2012	By:	/S/ J. JOSEPH KIM
J. Joseph Kim
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2012	By:	/S/ PETER KIES
Peter Kies
Chief Financial Officer
(Principal Financial and Accounting Officer