Form 10-K
period 2012-12-31
INOVIO PHARMACEUTICALS, INC.
filed 2013-03-18
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO
COMMISSION FILE NO. 001-14888

 INOVIO PHARMACEUTICALS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	33-0969592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1787 SENTRY PARKWAY WEST BUILDING 18, SUITE 400 BLUE BELL, PENNSYLVANIA	19422
(Address of principal executive offices)	(Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (267) 440-4200
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

COMMON STOCK, $0.001 PAR VALUE	NYSE MKT
(Title of Class)	(Name of Each Exchange on Which Registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of June 30, 2012 was approximately $56,096,682 based on $0.46, the closing price on that date of the Registrant’s Common Stock on the NYSE MKT.
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 179,921,237 as of March 8, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Stockholders (the “Proxy Statement’) are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2012.

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
Overview
We are engaged in the discovery and development of a new generation of vaccines and immune therapies, called synthetic vaccines, focused on cancers and infectious diseases. Our DNA-based SynCon® technology is designed to provide universal protection against known as well as new unmatched strains of pathogens such as influenza. These synthetic vaccines, in combination with our proprietary electroporation delivery, have been shown in humans to generate best-in-class immune responses with a favorable safety profile. Our preclinical development and clinical programs include cervical dysplasia/cancer (therapeutic), influenza (preventive), prostate cancer (therapeutic), leukemia (therapeutic), hepatitis C virus, hepatitis B virus, HIV, and malaria vaccines. Our partners and collaborators include University of Pennsylvania, Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, Program for Appropriate Technology in Health/Malaria Vaccine Initiative (“PATH” or “MVI”), National Institute of Allergy and Infectious Diseases (“NIAID”), Merck, ChronTech, University of Southampton, United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”) and Department of Homeland Security (“DHS”).
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

Challenges Facing Vaccines
Despite the advances made to quality of life as a result of the development and use of vaccines over the past century, several significant challenges continue to exist. The technical limitations of conventional vaccine technology have constrained the development of new vaccines for other diseases. Development of vaccines based on conventional technology requires significant infrastructure in research and manufacturing, and can be time consuming. Safety risks associated with conventional vaccine approaches may offset their potential benefits, as the conventional vaccines we have depended upon employ either weakened or killed viruses or different parts of a virus as vaccines. Further, conventional vaccines are still grown in eggs or cells and harvested over periods of weeks with very inefficient manufacturing processes.
In addition, it is important to note a changing dynamic in the broader vaccine marketplace. Traditionally, vaccines have been predominantly focused on the pediatric market, intended to protect children from diseases that could cause them serious harm or death. Today, there is a growing interest in vaccines against diseases that may affect adolescents and adults, which include both sexually transmitted diseases and infections that strike opportunistically, such as during pregnancy, in immuno-

compromised individuals, and in the geriatric population. Furthermore, there is encouraging data from and ongoing development of immunotherapies against cancers.
Inovio’s Solution
With our synthetic vaccine platform comprising our SynCon® vaccine design process and proprietary electroporation delivery technology, we have developed a preclinical and clinical stage pipeline of vaccines that we believe has the potential to be safer than traditional vaccines (our synthetic vaccines are non-live and non-replicating therefore they cannot cause the disease), have equivalent or stronger immune-stimulating power than traditional vaccines (live viruses being the best at eliciting strong immune responses), are showing the potential to be used against diseases for which conventional vaccine technology cannot be applied, and have added advantages with respect to development time and cost. Preclinical studies in animals and initial human clinical study data have demonstrated a favorable safety profile and best-in-class immune responses that suggest the potential efficacy of our approach.
The Next Generation of Vaccines: Synthetic Vaccines
Our synthetic vaccines are designed to prevent a disease (prophylactic vaccines) or treat an existing disease (therapeutic vaccines). Our synthetic vaccine consists of a DNA plasmid encoding a selected antigen(s) that is introduced into cells of humans or animals with the purpose of having those cells produce the antigen encoded by the DNA instructions and consequently inducing an immune response to the antigen. Production by these cells of the targeted antigenic protein(s) may trigger one or both of two immune responses: the production of antibodies, known as a humoral immune response, and/or the activation of T-cells, known as a cellular or cell-mediated immune response. These responses may then neutralize or eliminate infectious agents (e.g. viruses, bacteria, and other microorganisms) or abnormal cells (e.g. malignant tumor cells). Synthetic vaccines have several advantages over traditional vaccines in that they are non-pathogenic (meaning they cannot cause the disease), may be effective against diseases which cannot be controlled by traditional vaccines, and are relatively fast, easy and inexpensive to design and produce. Synthetic vaccines are stable under normal environmental conditions for extended periods of time. Another potentially major advantage of synthetic vaccines is their relatively short development cycle. For example, synthetic vaccines against newly identified viral agents may be developed within weeks or months, as opposed to the years often required to develop a traditional vaccine candidate. In the area of cancer, synthetic vaccines use a portion of the genetic code of a cancer antigen to cause a host to produce proteins of the antigen that may induce an immune response.
Inovio's SynCon® Vaccines
Our synthetic vaccines are designed to generate specific antibody and/or T-cell responses. Our SynCon® technology provides processes that employ bioinformatics, which combine extensive genetic data and sophisticated algorithms. Our design process is based on the genetic make-up of a common antigen(s) from multiple strains of a virus within a viral sub-type or taxonomic group (family) of pathogens such as HIV, HCV, human papillomavirus (“HPV”), influenza and other diseases. We synthetically create a new antigen that represents a consensus of the DNA make-up of these multiple strains of the desired pathogen target. This synthetic consensus DNA sequence does not exist in nature (and is consequently patentable). This unmatched antigen has been shown to nevertheless induce a powerful immune response in humans against that antigen, providing protection not only against multiple existing strains of the same sub-type that were used to develop this synthetic antigen but to also provide protection against newly emergent strains not used in designing the vaccine. Thus, the SynCon® technology allows us to develop universal vaccines against target pathogens. These SynCon® synthetic vaccine constructs may provide a solution to the genetic “shift” and “drift” that is typical of infectious diseases. SynCon® immunogens are able to elicit broad, diverse immune responses, which in theory are important to protect against variable pathogens such as influenza, dengue, HCV and HIV.
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
Preclinical studies have shown that immunization of mice and non-human primates using SynCon® synthetic vaccine constructs elicited an immune response against multiple, unmatched strains within specific sub-types of HIV, HCV, HPV, dengue, prostate cancer and influenza viruses. Vaccine candidates for all these diseases are being advanced through preclinical and clinical studies. Inovio has reported that its SynCon® vaccine for H5N1 influenza generated HAI titers against six unmatched strains of H5N1 (May 2012) and nine unmatched strains of H1N1 (September 2012).

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
The transient, reversible nature of this electrical permeabilization of membranes is the underlying basis of our electroporation systems, which are designed to harness this phenomenon by delivering controlled electrical pulses into tissue to facilitate the uptake of useful biopharmaceuticals. Alternative delivery approaches based on the use of viruses and lipids are complex and expensive, and have in the past, created concerns regarding safety and caused unwanted immune responses against themselves (believed to compromise their ability to provide protection). We believe electroporation provides a relatively straightforward, cost effective method for delivering DNA into cells with high efficiency and minimal complications (as compared to viral vectors) and, importantly, enabling clinically relevant levels of gene expression.
Products and Product Development
Independently and together with our licensees and collaborators, we are currently developing a number of synthetic vaccines for the prevention or treatment of cancer and chronic infectious diseases. The table below summarizes progress in our proprietary and collaborative product development programs as of December 31, 2012.
Inovio Synthetic Vaccine Development

Development Status
Product Area	Product Target and Indication(s)	Pre-Clinical	Phase I	Phase II	Phase III	Partner/Funding/Sponsor
Cancer	Prostate cancer (INO-5150)	X	P			Inovio
	Chronic and acute myeloid leukemia (CML/AML)	X	X	IP		Univ. of Southampton/LLR and CRUK
	Cervical dysplasia (CIN 2/3) (VGX-3100)	X	X	IP		Inovio
	hTERT expressing cancers	IP				Inovio

Infectious Disease	Avian influenza (VGX-3400x)	X	X			Inovio
	Universal influenza (INO-3510)	X	IP			NIH
	HCV	X	X	IP		ChronTech
	HCV	X	P			VGX International
	HBV	IP				Inovio
	HIV (preventive) (PENNVAX®-B)	X	X			NIH
	HIV (therapeutic) (PENNVAX®-B)	X	X			UPENN
	HIV (preventive) (PENNVAX®-G)	X	IP			US MHRP/NIH/NIAID
	HIV (preventive) (PENNVAX®-GP)	X	P			NIH/NIAID
	Malaria	IP	P			PATH MVI
	Biodefense targets	IP				USAMRIID

X	= Completed
IP	= In Progress
P	= Planning

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
Cervical Dysplasia/Cancer Therapeutic Vaccine-VGX-3100
HPV is the causative agent responsible for cervical cancer. At any given time, approximately 10% of women worldwide are infected with HPV. While roughly 70% of HPV infections are cleared by the body on its own, persistent HPV can lead to dysplasia, or premalignant changes in cells, of the cervix. Researchers have estimated the global prevalence of clinically pre-cancerous HPV infections at between 28 and 40 million. These HPV infections may lead to pre-malignant cervical dysplasia; persistent dysplasia may then progress to cancer. Every year, 510,000 cases of cervical cancer are diagnosed worldwide, and about half of the afflicted women, primarily in developing countries, die.
Preventive vaccines such as Gardasil® and Cervarix® are playing an important role in limiting new HPV infections. However, preventive vaccines cannot provide protection for those already infected with HPV, which is a large population. In addition, not all girls and women eligible to be vaccinated are receiving these vaccines. There is no viable therapeutic vaccine or drug to fight HPV, nor dysplasias and cancers caused by HPV. Current ablative or surgical procedures to remove cervical dysplasias and cancers are unappealing due to the potential psychological stress arising from the “watch-and-wait” period that precedes earlier dysplasia and the potential for disfigurement and negative impacts on childbirth.
In contrast to Gardasil® and Cervarix®, Inovio's VGX-3100 is a therapeutic vaccine, designed to raise immune responses against the E6 and E7 genes of HPV types 16 and 18 that are present in both pre-cancerous and cancerous cells transformed by these HPV types. E6 and E7 are oncogenes that play an integral role in transforming HPV-infected cells into cancerous cells. The goal of the vaccine is to stimulate the body's immune system to mount a T-cell response strong enough to cause the rejection of the E6/E7 infected or transformed cells from the body. The potential of such a vaccine would be to treat cervical cancers as well as pre-cancerous dysplasias, caused by these HPV types.

We completed the Phase I study of our therapeutic cervical cancer vaccine (VGX-3100) in 2010. In September 2010, we presented top-line data showing achievement of best-in-class immune responses in this dose escalation study. Data from the trial includes:

•	Antigen-specific, dose-related T-cell responses across the three dose groups,

•	Strong antigen-specific antibody responses in all three dose groups;

•	VGX-3100 delivered using Inovio’s proprietary CELLECTRA® intramuscular electroporation delivery device was generally safe and well tolerated at all dose levels; and

•	No vaccine-related serious adverse events (SAEs). Reported adverse events and injection site reactions were mild to moderate and required no treatment.
This dose escalation study tested the safety and immunogenicity of VGX-3100 in women previously treated for moderate or severe cervical intraepithelial neoplasia (CIN 2/3), a high grade premalignant lesion that may lead to cervical cancer. The trial enrolled patients in three cohorts of six subjects each with synthetic vaccine doses of 0.6 mg (0.3 mg each of two DNA plasmids), 2.0 mg, and 6.0 mg. Each subject was dosed at day 0, month 1 and month 3.
Immunological analyses of blood samples collected before and after treatment indicate that antigen-specific immune responses were induced against the target proteins produced by Inovio's vaccine. Using a validated, standard interferon- ELISPOT assay, antigen-specific cytotoxic T-lymphocyte (CTL, or killer T-cell) responses were observed against all four antigens (E6 and E7 proteins for HPV types 16 and 18). Overall, in all three dose cohorts combined, 14 out of 18 vaccinated subjects (78%) developed significant CTL responses, with positive responses ranging from under 100 to over 5000 SFU per million cells; 72% (13 of 18) responded to at least two antigens; and 50% (9 of 18) responded to all four antigens.
In the 6 mg cohort, five of six vaccinated subjects (83%) developed significant CTL responses by ELISpot, with average responses of 1362 SFU per million cells after three immunizations. This was a 118% increase compared to the 2 mg cohort average of 626 SFU per million cells (four responders out of six) and a 174% increase compared to the 0.6 mg dose cohort average of 497 SFU per million cells (four responders out of six).
Moreover, these ELISpot responses persisted 24 weeks after the last immunization in 86% of evaluable patients, indicating that T-cell responses, in addition to antibody responses, persist for at least 6 months after the final immunization at month 3.
In July 2011, we reported data demonstrating long-term durability of T cell immune responses of up to two years (at the latest time measured) in 7 of 8 evaluated patients following a fourth vaccination of VGX-3100.
While the phase I study targeted only safety and immunogenicity as endpoints and did not address clinical efficacy, several literature reports support the hypothesis that induction of tumor antigen specific T-cell responses is important in controlling cancer. Furthermore, there are examples of other cancer vaccine candidates targeting the E6 and/or E7 proteins achieving significant clinical efficacy in patients with cervical or vulvar intraepithelial neoplasia, yet the CTL responses achieved in such studies were lower than those observed in the current VGX-3100 study.
Furthermore, in October, 2012, we reported that the immune responses generated in this study displayed a powerful killing effect on cells changed by HPV into precancerous dysplasias. These results appeared in the peer-reviewed journal, Science-Translational Medicine, in an article entitled, "Immunotherapy against HPV 16/18 generates potent Th1 and cytotoxic cellular immune responses." This desirable effect may ultimately contribute to the regression or elimination of cervical dysplasia and cervical cancer. Furthermore, 91% of patients who developed T-cell responses showed the presence of CD8+ T-cells capable of this type of killing activity. Direct killing by CTLs was observed in all vaccinated subjects (6 of 6) in the 6 mg cohort.
Antibody responses to E6 and E7 antigens were also measured. Specific antibody responses to tumor antigens can function as an important surrogate potency marker for determining the immunogenicity of a vaccine, i.e. the ability of a vaccine to induce an immune response. Antibodies were generated against all four antigens, as tested by the enzyme-linked immunosorbent assay (ELISA). In the 6 mg cohort, antibody responses were observed in five of six subjects (83%). Overall, 100% of the study participants (18 of 18) reported antibody positivity to at least two vaccine antigens, and 94% (17 of 18) reported positivity to three antigens; 56% (10 of 18) were positive to all four antigens.
In March 2011, we initiated a randomized, placebo-controlled, double-blind Phase II study of VGX-3100 delivered using our CELLECTRA® intramuscular electroporation device in women with HPV Type 16 or 18 and diagnosed with, but not yet treated for, cervical intraepithelial neoplasia (CIN) 2/3. The women in the study will receive either 6 mg of VGX-3100 or a placebo using the CELLECTRA® in vivo electroporation device at months 0, 1, and 3. In addition to safety, the study will also assess proof of concept efficacy by measuring regression of cervical lesions in the treated versus control subjects. Immunological responses will also be measured in this clinical study (ClinicalTrials.gov NCT01304524).
Prostate Cancer Therapeutic Vaccine-INO-5150

The development of a new treatment for prostate cancer would be a significant medical advance given that present treatment options (surgery, radiation and hormone deprivation), while somewhat effective, all carry deleterious side effects and often do not confer long-term cure. Across the United States, there were 218,000 new cases of prostate cancer and more than 32,000 deaths in 2010.
We previously collaborated with the UK's University of Southampton and Institute of Cancer Research in a study evaluating a DNA-based vaccine for prostate cancer delivered using our electroporation delivery technology. The published data (Low et al, Human Gene Therapy; Chudley et al, Cancer Immunology and Immunotherapy) from this Phase I/II study of a DNA-based vaccine encoding for human PSMA epitopes generated both antibody and T-cell immune responses in the 30 patients vaccinated in this study.
In January 2011, we announced the publication of a scientific paper in the journal Human Vaccines detailing potent immune responses in a preclinical study of our SynCon® vaccine for prostate cancer targeting two antigens, prostate specific antigen (“PSA”) and prostate specific membrane antigen (“PSMA”). While current prostate cancer therapies target single antigens, in this study we tested the hypothesis in mice that multiple antigens administered with Inovio's electroporation- delivery technology would improve the breadth and effectiveness of a prostate cancer therapeutic vaccine.
This study, conducted by our scientists and collaborators, is described in the published paper entitled, “Co-delivery of PSA and PSMA DNA vaccines with electroporation induces potent immune responses.” The SynCon® vaccine evaluated in this study was generated by the creation of PSA and PSMA synthetic consensus immunogens based on human and macaque sequences, which enabled the amino acid sequences of the antigens to differ slightly from the native protein. In humans, this difference may help avoid self-tolerance and enable the generation of an anti-tumor immune response. Mice received two immunizations of highly optimized vaccine delivered by electroporation. Immunogenicity was evaluated one week after the second vaccination. The resultant data showed the induction of strong PSA and PSMA-specific cellular immune responses and also significant antigen specific seroconversion, illustrating that both humoral and cellular immune responses can be generated by this approach.
In this pre-clinical study of the first SynCon® vaccine against a cancer target, this dual-antigen immunotherapy generated strong antibody and T-cell immune responses. Taken together with the previous preclinical and clinical data, the current published results support the advancement of this product into a Phase I clinical study. We are now advancing this program toward Phase I.
Leukemia Therapeutic Vaccine
Leukemia is a malignant disease (cancer) of the bone marrow and blood characterized by the uncontrolled accumulation of blood cells. Leukemia accounts for at least 300,000 new cases and 222,000 deaths worldwide each year. This high ratio of deaths-to-cases (74%) reflects the poor prognosis of leukemia in many parts of the world, where the somewhat complex treatment regimens are not available. Approximately 45,000 new cases of leukemia were diagnosed in 2008 in the US, with 20,000 deaths. This represents 3% of all cancers in the United States, and 30.4% of all blood cancers. It is estimated that approximately $3 billion is spent in the United States each year to treat leukemia.
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
In January 2011, we announced the regulatory approval of a Phase II clinical trial (WIN Trial) to treat leukemia utilizing our ELGEN 1000 electroporation delivery device. This open-label, multi-center clinical trial being run by the University of Southampton is evaluating a DNA vaccine to treat chronic myeloid leukemia and acute myeloid leukemia. Financial support for the trial is being provided by the UK research charity Leukaemia and Lymphoma Research (LLR) and by the Efficacy and Mechanisms Evaluation (EME) programme (which is funded by the UK Medical Research Council and managed by the UK National Institute for Health Research). The DNA vaccine was developed at the University of Southampton with funding from LLR and the charity Cancer Research UK.
Wilms' Tumor gene 1 (WT1) is highly associated with these types of cancer, which led the University of Southampton to design its leukemia therapeutic vaccine to target this antigen. Preclinical data from mice showed strong induction of antigen-specific CD8+ T cells and the ability to kill human tumor cells expressing WT1. There have been several prior clinical studies in humans using parts of the WT1 gene, notably as peptide vaccine candidates, demonstrating the production of modest levels of CD8+ T-cell responses and measurable clinical responses, although both effects were transient. This is the first study to combine DNA vaccination with WT1 antigens using electroporation delivery with the goal of stimulating high and durable levels of immune responses, which are considered critical for improving clinical outcomes.
The single dose level, Phase II study, called “WT1 immunity via DNA fusion gene vaccination in haematological malignancies by intramuscular injection followed by intramuscular electroporation,” led by Professor Ottensmeier of the University of Southhampton and Dr. Katy Rezvani of MD Anderson Cancer Center, Houston, TX, is designed to recruit two patient groups. One group is planned to recruit up to 37 CML patients and the other up to 37 AML patients. All participants receive six doses of two DNA vaccines (called p.DOM-WT1-37 and p.DOM-WT1-126) delivered at four week intervals. Vaccine responders may continue with booster vaccinations every three months out to 24 months. An additional 100-110 AML/CML patients will be enrolled across the two arms as non-vaccinated controls for comparison. The primary endpoints will be molecular response to a disease marker called BCR-ABL in CML patients and time to disease progression in AML patients. The study also monitors WT1 transcript levels, immune responses to the WT1 antigen, time to progression and overall survival, and two-year survival in the AML group. The trial is under way at hospitals in Southampton, London and Exeter. Regulatory approval to start this clinical study was provided by the UK Medicines and Healthcare Products Regulatory Authority (MHRA) and Gene Technology Advisory Committee (GTAC).
In December, 2012, we reported preliminary results of this Phase II clinical trial. Fourteen CML patients had been enrolled while another 13 unvaccinated CML patients were enrolled to serve as a control group. These interim results from eight patients showed robust vaccine-specific antibody responses in all vaccinated subjects evaluated to date. Furthermore, T cell immune responses, including those of the "killer T cells," were detected. Antibody and T cell responses are strong signals of the DNA vaccine's potential to treat the disease. The vaccine has been shown to be safe overall and well-tolerated in the trial subjects.
As a result of the favorable safety and immunogenicity profiles observed in the CML vaccinated group, the trial is now open to enroll the acute myeloid leukemia (AML) clinical trial arm.

Merck Collaboration: Cancer Vaccines
In May 2004, we announced a collaboration and license allowing Merck to use Inovio's earlier generation proprietary electroporation delivery technology in conjunction with certain DNA vaccines developed by Merck. Merck completed Phase I clinical studies for two DNA vaccines but has not reported results from these clinical studies. As part of this license agreement, Merck paid Inovio milestone payments and funded all clinical development costs. Further development of products by Merck under the collaboration and license agreement may lead to additional milestone payments and royalties payable to Inovio.
Infectious Disease Synthetic Vaccines
Hepatitis C Virus Therapeutic Vaccine
Hepatitis is a disease characterized by inflammation of the liver. HCV is a major cause of acute hepatitis. HCV is spread primarily by direct contact with human blood, the major causes worldwide being the use of unscreened blood transfusions, and re-use of needles and syringes that have not been adequately sterilized. As many as 70% - 90% of newly infected patients may progress to develop chronic infection. Of those with chronic liver disease, 5% - 20% may develop cirrhosis. About 5% of infected people may die from the consequences of long term infection (due to liver cancer or cirrhosis). Globally, an estimated 170 million people are chronically infected with HCV, which represents a reservoir sufficiently large for HCV to persist, and 3 to 4 million people are newly infected each year. In the US, while new incidences of HCV have dropped dramatically, an estimated 4.1 million (1.6%) Americans have been infected with HCV, of whom 3.2 million are chronically infected. People with chronic HCV infection face an increased risk of developing hepatocellular cancer, a difficult-to-treat cancer with a poor prognosis.
In January 2006, we signed an agreement with Sweden-based ChronTech (formerly called Tripep) to co-develop a therapeutic vaccine for HCV using electroporation. The vaccine is based on ChronTech's proprietary HCV antigen construct and delivered to infected individuals using our MedPulser® DNA Delivery System.
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
Post-study observation of subjects who completed the protocol and then entered into standard of care (SOC) treatment using interferon and ribavirin showed a complete and rapid viral response (four weeks) in 70% of those participants (5 of 7 patients).  Significantly, 83% of the participants (5 of 6 patients) who were monitored for an extended period of time continued to be free of the virus six months after they completed SOC. SOC treatment alone usually results in about 40-50% of patients reaching undetectable virus levels after six months of treatment.
In March 2011, we announced the initiation of a follow-on open label, single dose Phase II clinical study in collaboration with ChronTech of the ChronVac-C HCV DNA vaccine delivered using our electroporation technology in treatment naïve HCV infected individuals. In this study we are looking at the effect of treating patients with the HCV vaccine followed by standard of care versus a control group of HCV infected adults who only receive the standard of care. The therapy is being given two times, with four weeks in between, followed by combination drug (ribavirin and IFN-a) treatment after the final vaccine dose in treatment-naïve chronic HCV infected genotype-1a subjects (the target antigen is NS3/4a). This trial will assess the level of immune responses, levels of HCV viral load, and further assess the response to the delivery technology. The study will enroll a total of 32 subjects (20 receiving vaccine + drugs and 12 controls receiving drugs only). The vaccines and controls will be further separated by their IL-28 genotype status which has been recently shown to yield different response rates to standard of care therapy for HCV.
Additionally, in April 2010, we announced, along with our collaborators from Drexel University, Cheyney University, and the University of Pennsylvania, that we received a combined $2.8 million grant to advance our proprietary synthetic vaccine to treat HCV using our electroporation delivery system. The grant funded pre-clinical studies using an expanded set of SynCon® immunogens to test the safety and effect on the immune system of our novel vaccines designed to treat persons who are chronically infected with HCV and have not responded to currently available therapies.
Subsequent to year end we announced positive preclinical results from this proprietary HCV vaccine, which were published in Molecular Therapy. This synthetic multi-antigen DNA vaccine covers hepatitis C virus genotypes 1a and 1b and targets the antigens NS3/4A, which includes HCV nonstructural proteins 3 (NS3) and 4A (NS4A), as well as NS4B and NS5A proteins. Following immunization, rhesus macaques mounted strong HCV-specific T cell immune responses strikingly similar to those reported in patients who have cleared the virus on their own. The responses included strong NS3-specific interferon-ã (IFN-ã) induction, robust CD4 and CD8 T cell proliferation, and induction of polyfunctional T cells.
Under a 2011 development agreement, VGX International will fully fund IND-enabling, phase I, and phase II studies for this vaccine. The companies intend to initiate a phase I/IIa clinical study in the second half of 2013.
HIV Preventive and Therapeutic Vaccines
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
In 2005, the HIV market accounted for 1.8% of global pharmaceutical sales and 17% of total anti-infective sales. Although this is relatively small compared to other therapeutic areas, the HIV market has experienced strong growth. It generated $7.4 billion of sales in 2005 and experienced a compound annual growth rate of 13.3% from 2001-2005, making it one of the fastest growing infectious disease markets. In 2011, the global HIV market reported over $13 billion in sales, up from around $7.4 billion in 2005. Overall, while the growth rates are slowing down with better control of mother-to-child transmission and newer pre-exposure prophylaxes, the market is still forecasted to have a compound annual growth rate of 3.6% through 2017 and global sales for 2021 are estimated at $16.5 billion.
Effective vaccines have been actively pursued for over 20 years, without success. HIV represents one of the most confounding targets in medicine. The virus' high mutagenicity (ability to mutate) has made effective vaccine development very challenging. Its outer envelope, swathed in sugar molecules, is difficult to attack, and HIV strikes the very cells that the immune system launches to thwart such an infection. Although several drugs (anti-retrovirals) are available to treat the patients once they are infected, vaccines are necessary to stop the spread of disease and perhaps reduce the need for anti-retroviral treatment.
After many years of rapid development and introduction of new anti-retroviral drugs for treatment of HIV infection, the introduction of new drugs to the market for treatment of HIV infection appears to be waning. Available drugs, despite several limitations, have set a high standard that must be met in terms of efficacy. However, there is still a significant need for better HIV therapies and patents are beginning to expire on early HIV drugs. For example, zidovudine and other early antiretrovirals are already available as generic drugs. To maintain HIV-related revenue, as well as meet the needs of HIV-infected patients, pharmaceutical companies must develop new drugs with improved profiles, especially in terms of toxicity and more barriers to development of viral resistance. As a result, the medical and commercial needs are fueling continued interest in the development of new nucleosides (NRTIs), non-NRTIs, and protease inhibitors (PI) for treatment of HIV infection.

Noting that many long-term survivors have high counts of killer CD8+ T cells, the HIV vaccine field has turned to stimulating the immune system to generate those cells. Recent HIV vaccine candidates adopted the use of an adenovirus or a common human cold virus that had been altered to prevent viral replication. These vaccines have proven to not be effective. We believe a different approach is needed to develop an effective vaccine for HIV. More recently the RV-144 trial, which employed an ALVAC (canary pox) vaccine prime followed by a protein vaccine boost, demonstrated 30% efficacy in preventing acquisition of infection amongst the vaccinated population compared to the control group. Although the efficacy was relatively modest, the finding has for the first time showed that a vaccine may be able to combat spread of HIV and has spurred the development of newer vaccine candidates.
Our HIV vaccines consist of candidates for HIV prevention as well as therapy or treatment. Furthermore, our vaccines are differentiated according to the HIV subtypes prevalent in targeted region of the world. PENNVAX®-B is designed to target HIV clade B (most commonly found in the United States, North America, Australia and the European Union (EU). PENNVAX®-G is designed to target HIV clades A, C and D, which are more commonly found in Asia, Africa, Russia and South America. PENNVAX®-GP is based on optimized synthetic immunogens targeting the env, gag and pol antigens of HIV-1 global subtypes A and C.
In October 2009, along with the HVTN, we initiated a Phase I study (HVTN-080) of PENNVAX®-B (with and without a cytokine) delivered with electroporation using the CELLECTRA® delivery device in healthy, uninfected individuals. This randomized, double-blind, multi-center study was sponsored by the NIAID, an agency of the National Institutes of Health (the “NIH”), and conducted by the NIAID-funded HVTN, and vaccinated 48 healthy, HIV-negative volunteers at several clinical sites to assess safety and levels of immune responses.
Of the 48 total volunteers, eight subjects received a placebo, 10 subjects received a 1 mg dose of PENNVAX®-B vaccine, and 30 subjects received a 1 mg dose of PENNVAX®-B along with IL-12 DNA. All volunteers received vaccine or placebo administered with electroporation at months 0, 1, and 3. T-cell immune responses were detected using a validated flow cytometry-based intracellular cytokine staining (ICS) assay at the HVTN core immunology laboratory at the Fred Hutchinson Cancer Research Center in Seattle, WA.
We reported final data from this study in September 2011. These data indicate that antigen-specific T-cell responses were generated by the vaccine in a majority of subjects. Overall, either CD4+ or CD8+ or both T-cell responses were observed against at least one of the vaccine antigens in 83.3% (30 of 36) of evaluated subjects after three vaccinations using electroporation. The response rate increased to 88.9% (24 of 27) of evaluated subjects after three vaccinations with electroporation plus the IL-12 cytokine gene adjuvant. The investigators in this study concluded that PENNVAX®-B + IL-12 plasmid delivered via electroporation led to frequencies and magnitudes of cellular immune responses equal to or greater than those reported from current vector-based HIV vaccines such as adenovirus or traditional DNA vaccination without electroporation. These results represent best-in-class immune responses that have not been observed with other platforms.
Other specific results included:

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

•
Compared to the previously conducted HVTN 070 Phase I study, which assessed PENNVAX®-B with cytokine adjuvant IL-12 at double the dose, with four vaccinations, but without electroporation delivery, response rates in HVTN 080 with electroporation were significantly higher for both CD4+ responses (40.7%) ll responses out responses (3.6%).

•	Samples from eight placebo recipients and pre-vaccine samples from vaccine recipients were also tested and were negative for both CD4+ T-cell responses and CD8+ T-cell responses.

•
PENNVAX®-B delivered using the CELLECTRA® intramuscular electroporation delivery device with or without IL-12 was safe and generally well tolerated. There were no vaccine-related serious adverse events. Reported adverse events and injection site reactions were mild to moderate and required no treatment.

A second clinical study testing PENNVAX®-B in a therapeutic setting, conducted in collaboration with the University of Pennsylvania, started in 2011. The HIV-001 open label, Phase I study enrolled 12 adult HIV-positive volunteers to assess safety and levels of immune responses generated by Inovio's PENNVAX®-B vaccine delivered with its CELLECTRA® electroporation device. Study volunteers were required to be on a highly active antiretroviral therapy (HAART) regimen, have undetectable plasma viral load (<75 copies/mL), and have CD4 T lymphocyte counts above 400 cells/µL with nadirs over 200 cell/µL. Twelve (12) eligible subjects were administered a four dose series (day 0, weeks 4, 8 and 16) of PENNVAX®-B containing 3 mg of DNA/dose via intramuscular electroporation.
In March 2012 we reported that there were no significant adverse events or vaccine related grade 3 or 4 adverse events noted in the study and the vaccine was found to be generally well tolerated. Reported injection site reactions were mild to moderate and did not require treatment to resolve.
T-cell responses were measured using a validated ELISpot assay at the U Penn Immunology Core Facility. Overall, significant vaccine-specific T-cell responses were observed in 75% (9 out of 12) of subjects against at least one of the three vaccine antigens (gag. pol, or env) following vaccination. Fifty percent of the subjects (6 out of 12) had strong vaccine induced antigen-specific responses above the pre-vaccination levels to at least two of the antigens. Importantly, the responses induced by vaccination were predominantly antigen-specific (i.e. gag, pol and env) CD8+ T-cells, which are considered to be paramount in clearing chronic viral infections and an important measurement of the performance of a therapeutic vaccine. These results are in stark contrast to previously reported studies with other DNA vaccines delivered without electroporation that yielded poor overall T cell immune responses.
We believe these positive interim results, which showed that a DNA vaccine was able to generate robust T cell immune responses in people chronically infected with HIV, demonstrate the potency of our synthetic vaccine technology platform and raise the potential for the development of therapeutic vaccines against HIV.
The valuable proof of concept data achieved with the PENNVAX®-B clinical studies has provided a strong and positive basis with which to advance our HIV vaccine development program via an HIV Vaccine Design and Development Teams (HVDDT) contract for PENNVAX®-GP (discussed below).
In September 2010, the United States Military HIV Research Program (MHRP) initiated a Phase I trial (RV262) using one of our prophylactic HIV vaccines in a unique prime-boost strategy. This program was developed to protect against diverse subtypes of HIV-1 prevalent in North America, Europe, Africa, and South America. The study is being conducted by the United States MHRP through its clinical research network in the US and East Africa. The prime is a plasmid synthetic vaccine, Inovio's PENNVAX®-G, and the boost is a virus vector vaccine, Modified Vaccinia Ankara-Chiang Mai Double Recombinant (MVA-CMDR). Together, the vaccines are designed to deliver a diverse mixture of antigens for HIV-1 subtypes A, B, C, D and E. The study will test PENNVAX®-G delivered with electroporation in conjunction with the MVA-CMDR boost. The NIAID is sponsoring the study, which is intended to enroll 92 total participants and assess safety and immune responses. The study is being conducted in two parts. Part A enrolled 12 subjects in the US (open label study) and is complete. This study confirmed the safety profile of the vaccine and opened the door to initiate the larger placebo controlled international study. Part B has completed the targeted enrollment of 80 subjects in three African countries (Kenya, Tanzania and Uganda).
Based on the proof-of-concept established with PENNVAX®-B, we were awarded a contract under the NIAID's HIV Vaccine Design and Development Teams program to advance a more optimized preventive HIV DNA vaccine, PENNVAX®-GP, delivered using intradermal electroporation delivery. The contract provides up to $25.3 million of funding over seven years, including a five-year base period and follow-on option years. The funding and development program covers preclinical optimization, immunogenicity and challenge studies in animal models, IND-enabling toxicology studies, cGMP (current good manufacturing practices) manufacturing of all components of the synthetic vaccine and intradermal CELLECTRA® electroporation device, and the conduct of a Phase I human clinical trial. cGMP manufacture of the PENNVAX®-GP constructs to support clinical trials will be conducted at the manufacturing facility of our affiliate, VGX International, Inc. (“VGX Int'l”).
HIV remains a challenging and tremendously important area of medical research, and we value the NIH's support to further evaluate the immunogenicity and efficacy of our electroporation delivery system and novel preventive HIV vaccine candidate.
Avian Influenza (H5N1) Vaccine
Influenza is one of the most communicable diseases and typically affects children and elderly most severely. Complications from influenza cause more than 200,000 hospitalizations and lead to approximately 36,000 deaths each year in the United States alone, according to the Centers for Disease Control. The world is annually subjected to two influenza sessions (one per hemisphere), between three and five million cases of severe illness, and up to 500,000 deaths. A pandemic occurs every ten to twenty years, which infects a large proportion of the world's population and can kill tens of millions of people as the “Spanish Flu” did in just two years (50-100 million deaths during 1918-1919).
New influenza viruses are constantly produced by mutation or reassortment, and can develop resistance to standard antiviral drugs. The H5N1 flu virus has been spreading from Asia despite the belief that it was under control immediately after outbreaks there in 2004. In 2005, there were reports of H5N1 in wild birds in Europe. In 2006, there were reports of an H5N1 strain in wild birds and poultry in Africa and the Near East. According to the World Health Organization, the H5N1 bird flu has infected 620 people and resulted in 367 deaths (approximately 60% death rate) in 15 countries since 2003 (WHO, February 2013).  While H5N1 has never been passed person-to-person and has not spread widely, one concern is the potential for the lethal H5N1 to “reassort” with another of the influenza sub-types that have been prone to spread more rapidly in humans, possibly creating a more dangerous influenza strain. Through 2006, over 140 million birds had been killed and over $10 billion spent to try to contain H5N1 avian influenza.
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
In another component of the study, participants received a booster vaccination using just the H5 HA vaccine component of VGX-3400X delivered using intradermal (rather than intramuscular) electroporation. The intradermal (ID) part of the study was the first flu study using ID electroporation delivery in humans. ID electroporation delivers our Syncon® vaccines into skin, which contains large amounts of immune cells such as dendritic cells and macrophages considered most important for generating protective antibodies. Our new ID electroporation device uses a patented miniaturized needle array which creates electroporation conditions uniquely optimized for skin delivery. The goal of this booster vaccination was to determine if ID delivery of the H5 HA construct can increase HAI titers beyond those achieved by the initial intramuscular vaccinations. Twenty-two participants received the ID booster vaccination.
Immune response data measured one month after this boost were reported in November 2011. Ten of 20 subjects (50%) exhibited a four-fold or greater rise in geometric mean titers (GMT) in the HAI assay (ranging from 1:20 to 1:80 HAI titers) against the Clade 1 A/Vietnam/1203/04 strain. Significantly, a four-fold or greater rise in GMT titers against five other Clade 2 (Clade 2.1, 2.2; 2.3.2; 2.3.4) and Clade 0 H5N1 viruses was also noted in 10-25% of the vaccinated subjects, further demonstrating cross-reactive immune responses in these volunteers. One subject displayed greater than 1:40 HAI titers against all six different H5N1 viruses tested. ID vaccination was found to be generally safe and well tolerated.
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

Seventeen subjects boosted with the minimally invasive ID vaccination were subsequently given a second ID booster vaccination. In May 2012 we reported that 100% and 89% of vaccinated subjects demonstrated high-titered binding antibody responses against the more common Clade 1 A/Vietnam/1203/04 and Clade 2 A/Indo/5/05 strains, respectively, demonstrating vaccine-specific immune activation. We also tested the vaccine's ability to generate protective HAI responses against six distinct H5N1 virus strains (Clades 0, 1, 2.1, 2.2, 2.3.2 and 2.3.4), representing all major genetic branches of the H5N1 genetic tree. Of the 17 subjects who completed the full immunization regimen:

•	Eight of 17 (47%) immunized subjects had an HAI titer of 1:40 or higher against at least one of the tested H5N1 viruses.

•	Twelve of 17 (71%) vaccinated subjects had an HAI titer of 1:20 or higher against at least one H5N1 strain.

•	Seven of 17 (41%) had an HAI titer of 1:40 or higher against the Clade 2.2 A/Turkey/1/05 strain.

•	Five of 17 vaccinated subjects (29%) displayed an HAI titer of 1:20 or higher against at least three different H5N1 viruses tested.

•	In an unprecedented result, two vaccinated subjects demonstrated an HAI titer of 1:20 or higher against all six strains tested.
Hemagglutination inhibition (HAI) measurements from the blood of a vaccinated subject are used to assess the generation of protective HA antibody responses generated by a vaccine. All HAI titer data are presented in geometric mean titers (GMT). Generating an HAI titer of 1:20 is generally regarded as a positive response to the vaccine; a titer of 1:40 or higher in the blood of vaccinated subjects is generally associated with protection against seasonal influenza viruses and has been observed in multiple subtypes.
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
We are in the process of seeking additional grant funding to advance this program further.

Universal Influenza Vaccine
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

       Instead of targeting a specific strain or strains, we have developed a universal vaccine strategy to deal with the ever-changing flu threats. Using our SynCon® process, our scientists designed synthetic vaccines targeting an optimal consensus of HA, NA, and NP proteins derived from multiple strains of each of the Type A sub-types H1N1, H2N2, H3N2 (these three influenza sub-types having been responsible for the majority of seasonal and pandemic influenza outbreaks in humans during the last century), as well as H5N1. In theory, consensus HA vaccine constructs from each sub-type, delivered using our electroporation device, could potentially protect vaccinated subjects from 90-95% of all human seasonal and pandemic influenza concerns. Additionally, we have also developed an optimal consensus of HA sequences derived from influenza Type B strains. Type B is one of three components of current seasonal influenza vaccinations. Thus, using our SynCon® constructs, we have now developed vaccine elements that can target both pandemic (H5N1, H1N1) as well as seasonal influenza strains (H3N2, H1N1, influenza B).

Moreover, using our approach the vaccines might not have to be administered annually after the first few priming sessions. Rather, the same combination could be used to boost the immune system every few years.
In September 2012 Inovio announced that an interim analysis of a SynCon® universal H1N1 influenza vaccine showed that it generated protective HAI titers against some of the most prevalent strains of H1N1 influenza from the past 100 years in a phase I clinical trial. The open label phase I study evaluated two synthetic H1N1 hemagglutinin (HA) plasmids designed to broadly protect against unmatched influenza strains within different branches of the H1N1 subtype. These plasmids were delivered in healthy adults with Inovio's CELLECTRA® intradermal electroporation device up to three times. The delivered vaccine was well tolerated; reported adverse events and injection site reactions were mild to moderate and required no treatment.
Researchers exposed blood samples from the vaccinated subjects to each of the nine key H1N1 viruses in circulation over the last 100 years: eight were H1N1 strains used to formulate the seasonal vaccines of the last 25 years; one was the H1N1 strain that caused the 1918 Spanish flu. These unmatched influenza strains were used to assess the generation of hemagglutination inhibition (HAI) titers meeting or exceeding 1:40. Demonstrating Inovio's synthetic vaccine's broad cross-reactive coverage, a significant percentage of subjects immunized with Inovio's SynCon® vaccine had an HAI titer of 1:40 or higher against each of the nine H1N1 strains tested, ranging from a 30% response rate to the A/Brisbane/59/07 strain to a 100% response rate to the A/Beijing/262/95 strain. The benchmark for the current licensed seasonal flu vaccines, which are based on matching the vaccine HA sequence to that of the circulating strain, is to have greater than 65% of vaccines generate an HAI titer of 1:40 or higher against the matched vaccine strain.
By design, Inovio's SynCon® universal flu vaccine is not matched to any single virus and was not matched to any of the strains tested in this study. The vaccine recipients generated protective HAI responses against the H1N1 A/South Carolina/1/18 strain from the 1918 Spanish flu as well as all the H1N1 strains which were part of the annual seasonal trivalent inactivated flu vaccines (TIV) since 1986, including: A/Taiwan/1/86, A/Texas/36/91, A/Bayern/07/95, A/Beijing/262/95, A/New Caledonia/20/99, A/Solomon Islands/03/06, A/Brisbane/59/07, A/California/07/09. The HAI titers in the positive responders ranged from 1:40 to greater than 1:1280.
Compared to the seasonal TIV (trivalent influenza vaccine)-immunized control group, which is matched to the current H1N1 seasonal flu strain (A/California/07/09), those immunized with Inovio's vaccine generated a higher or similar percentage of positive HAI titer responders against all of the strains except for A/California/07/09. As anticipated, the TIV recipients generated the best HAI titers against the matched strain, but did not generate vaccine-induced response rates against the unmatched strains.
This phase I study is ongoing, with additional results from a higher dose group expected in 2013. Inovio is also conducting optimization studies in animal models to further strengthen its H1N1 vaccine's potency against all strains, especially the current circulating strain, A/California/07/09, as well as to reduce the number of injections needed to generate protective responses against multiple strains.

In December 2012 we reported interim results of a phase I trial that showed that a single dose of our H1N1 universal SynCon® flu vaccine followed with a dose of a seasonal flu vaccine generated protective immune responses in 40% of trial subjects compared with a 20% response rate in elderly patients who received the seasonal flu vaccine alone.
People over 65 years of age represent about 90% of annual influenza deaths in the US. Older people's immune systems typically mount much weaker protective immune responses to seasonal vaccines, often in only 10 to 20% of this population. In younger adults, the same flu vaccines generate protective immune responses in at least 65% of the vaccine recipients. Other approaches, such as the use of higher vaccine doses and novel adjuvants, have not significantly improved the seasonal vaccine's impact in the older population. Thus, there is a significant need for a new approach to provide better protection in this more vulnerable population.
With the vulnerability of the elderly in mind, this phase I study is evaluating the ability of Inovio's SynCon® vaccine alone, as well as in combination with the 2012 seasonal influenza vaccine, to generate protective levels of antigen-specific antibody immune responses in a greater proportion of the elderly population as well as to assess the potential for more universal protection against both matched and unmatched seasonal influenza strains.
In the trial, 50 healthy elderly patients have been divided into three groups: one group of 20 subjects received a two-dose regimen of Inovio's H1N1 universal SynCon® flu vaccine delivered using Inovio's proprietary CELLECTRA® intradermal electroporation device 16 weeks apart; a second group of 20 subjects received one dose of Inovio's SynCon® vaccine delivered using electroporation followed by a dose of seasonal flu vaccine 16 weeks later; a third group of 10 subjects received placebo delivered by electroporation followed by a dose of the seasonal flu vaccine 16 weeks later. The study's objectives are to assess the tolerability, safety, and immune responses of these different vaccination regimens. This first interim data reports on the last two arms in the influenza study. The phase I open label study is ongoing at the University of Manitoba in Winnipeg, Canada.
Serum samples from the vaccinated subjects were used to assess the generation of hemagglutination inhibition (HAI) titers meeting or exceeding a dilution of 1:40 to the current H1N1 seasonal flu strain (A/California/07/09). An HAI titer of 1:40 is the level recognized as a protective immune response against influenza in humans. Because of generally high HAI titer background rates to the A/California/07/09 strain, vaccine-specific, protective response rates were determined by assessing the number of patients in each group who had HAI titers greater than 1:40 and HAI titers at least 4-fold higher than the background value at the start of the trial. Vaccination with the H1N1 universal SynCon® flu vaccine followed with a dose of a seasonal flu vaccine generated protective immune responses in 40% (8 of 20) of trial subjects compared with a 20% (2 of 10) response rate in elderly patients who received the seasonal flu vaccine alone.
Finally, on our path to develop a universal seasonal vaccine we are completing tests in animal models of our vaccine constructs for A/H3N2 and Type B influenza. Our goal is to develop vaccines that can also generate HAI titers exceeding 1:40 against unmatched strains within the H3N2 and Type B subtypes. In January 2012 we reported that our synthetic vaccines for influenza Type A H3N2 and Type B achieved protective antibody responses in immunized animals against multiple unmatched strains.
In the study of Inovio's SynCon® H3N2 vaccine, investigators immunized small animals (mice and guinea pigs) with a synthetic vaccine designed to produce the influenza hemagglutinin (HA) antigen in the animals. Inovio investigators have to date tested blood samples from the animals for immune responses against unmatched strains from several clades of H3N2. (Like the branches of a tree, there are dozens of distinct strains within each of these clades). The animals immunized with the SynCon® H3N2 vaccine developed HI titers exceeding the 1:40 level commonly associated with protective immunity against several clades of H3N2 tested. These included strains circulating in the 2000-01, 2006-07, and 2008-09 influenza seasons, which had necessitated a change in the composition of the seasonal flu vaccine for those years. Additional animal testing of the remaining few H3N2 clades continued through 2012 and was to include a new strain, H3N2v (A/Indiana/10/2011 X203), which was selected in January 2012 by the CDC as a pandemic vaccine target.
Similarly, in the study of Inovio's SynCon® Type B vaccine, investigators tested blood samples from immunized mice for immune responses against multiple, unmatched strains of Type B influenza. All the animals immunized with the SynCon® Type B vaccine developed HI titers exceeding the 1:40 level against all of the strains of Type B tested, including those circulating and consequently a part of the vaccine formulation in 2001-02, 2008-09, and 2011-12. Type B influenza mutates more slowly than Type A, but enough to preclude lasting immunity. Type B influenza can lead to life-threatening complications, including pneumonia, in young children, persons over 50, those with chronic diseases (e.g. diabetes) or suppressed immune systems, and others at risk for complications.

Malaria
Malaria continues to present a major healthcare challenge in the developing world and has been the focus of much attention by global public health agencies. It is a deadly disease that still kills more than 500,000 children under age 5 every year. Development of an effective vaccine against Plasmodium falciparum has been a challenge. The parasite undergoes several stages of development during its life cycle and presents different potential target antigens at each stage as it passes through its human and mosquito hosts.
Subsequent to year end, in January 2013 the PATH Malaria Vaccine Initiative (MVI) and Inovio announced a follow-on collaboration to advance malaria vaccine development and new vaccination delivery technologies. Researchers will test whether a novel vaccine approach that combines genetically engineered DNA with an electroporation delivery technology could induce an immune response in humans that protects against malaria parasite infection.
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
This follow-on agreement for clinical development builds on a 2010 research and development collaboration between Inovio and MVI. Inovio researchers and their academic collaborators developed novel DNA plasmids targeting multiple malaria parasite antigens and conducted studies in rodents to demonstrate induction of broad immune responses. The success of these studies resulted in an expanded collaboration, in which further testing demonstrated potent T cell and antibody responses in other animal models.
The Phase 1/2a clinical trial, which will begin in 2014, will test Inovio's plasmid DNA and electroporation technology in approximately 30 individuals, as part of what is known as a challenge trial by controlled human malaria infection. Volunteers will be administered the DNA and then exposed to the malaria parasite through the bite of infected mosquitoes to see whether this approach prevents infection. If successful, this trial would provide valuable information that may further the development of a highly efficacious vaccine against malaria.
The clinical study will contain two study arms. The first study arm will include three antigens, two pre-erythrocytic (CSP and TRAP) and one blood stage (AMA-1), shown previously to protect against Plasmodium falciparum, the most deadly malaria strain. The second study arm will include two additional pre-erythrocytic-stage antigens (LSA-1 and CelTOS).
The focus on vaccines that deliver multiple antigens simultaneously is a leading approach to developing highly effective malaria vaccines. The Inovio platform is technically well suited to deliver multiple target antigens and has effectively demonstrated in preclinical studies an ability to induce potent immune responses to these antigens. This is one of a series of platforms MVI plans to evaluate for its capacity to induce immune responses that confer protection from malaria infection in the human challenge model.
Hepatitis B Virus
Although an effective preventive vaccine against hepatitis B virus (HBV) infection has existed for over three decades, HBV remains a major epidemic, especially among the people of Asian and African descent. One-third of the world's population has been infected with HBV, with 400 million people chronically infected with the virus and at risk of developing cirrhosis or liver cancer. Currently, the only therapies available for chronically infected individuals are interferon-a and nucleoside analog treatments, which function by controlling viral replication but unfortunately do not clear infection. Interferon can prevent viral replication in only 30% of patients and does so with undesirable side effects.
Liver cancer is the third most common cancer and the most deadly, killing most patients within five years of diagnosis. About 600,000 new cases arise each year. One of the major causes and risk factors for liver cancer is infection by hepatitis B.
In November 2012 we announced data indicating that our synthetic HBV therapeutic vaccine generated strong T cell responses that eliminated targeted liver cells in mice. Results from this preclinical study appeared in the peer-reviewed journal, Cancer Gene Therapy, in an article entitled, "Synthetic DNA immunogen encoding hepatitis B core antigen drives immune response in liver."
In this study, Inovio developed a synthetic DNA vaccine which is encoded for the HBcAg antigen and represents a consensus of the unique HBcAg DNA sequences of all major HBV genotypes (A through E). When delivered by electroporation, researchers first demonstrated that this vaccine elicited strong HBcAg-specific T cell and antibody responses in the periphery (outside of the liver) by ELISpot, ICS and cell proliferation assays. Researchers observed that the vaccination could also induce antigen-specific CD8 and CD4 T cells that produced both IFN-y and TNF-a in the liver, indicating a strong vaccine-induced T cell response was also present in the liver.
Furthermore, study researchers found the vaccine-specific T cells exhibited a killing function, and could migrate to and stay in the liver and cause clearance of target cells without any evidence of liver injury. Taken together, this is the first study to provide evidence that intramuscular immunization can induce killer T cells that can migrate to the liver and eliminate target cells.
Cytomegalovirus
Cytomegalovirus (CMV) is a member of the herpes family of viruses that spreads from one person to another through the transfer of body fluids. CMV causes a wide variety of infection and illness in healthy adults, in those with compromised immune systems (such as HIV patients), and in pregnant women who can pass the infection to their unborn child (congenital CMV) and this cause infant death and congenital abnormalities. It is the most common viral infection in solid organ transplant recipients and is considered a causative factor in certain cancers, inflammatory diseases, and cardiovascular/pulmonary diseases. CMV infects over 95% of people in some developing countries. In the US, 50 - 80% of people become infected with CMV by the time they are 40 years old. CMV is the most common viral infection that infants are born with in the United States. The genetic complexity of CMV has inhibited the advancement of vaccines for this disease and, despite 50 years of research, this disease is a medical problem that has yet to see a vaccine or cure. The US Institute of Medicine and US National Vaccine Program offices have ranked CMV with the highest priority in terms of potential healthcare dollar savings and improvement in "quality adjusted life years." Although healthy people usually have few symptoms at the time of initial infection, after infection the virus remains in a latent state in the body for the rest of a person's life. The virus can then be transmitted and cause infection through organ donation, or latent virus can become reactivated and cause symptomatic disease.
In November 2012 we announced that our multiple synthetic vaccine constructs for cytomegalovirus (CMV) induced robust T cells in mice, demonstrating the potential for a SynCon® DNA vaccine to treat this disease. The results from this preclinical study appear in the peer-reviewed journal Human Vaccines & Immunotherapeutics in an article entitled "Vaccination with synthetic constructs expressing cytomegalovirus immunogens is highly T cell immunogenic in mice."
In this study, Inovio researchers first investigated a novel panel of ten CMV immunogens comprised of mainly surface-associated proteins based on promising prior clinical and preclinical data that had been previously shown to be important for inducing cellular immune responses in CMV infection. To maximize the potential for broadly-reactive immunity, Inovio researchers created SynCon® vaccines for each of the target proteins based on amino acid consensus sequences from multiple variant CMV clinical strains, and excluded those from potentially divergent, highly passaged lab-adapted strains.
Researchers observed that vaccination with each CMV construct was highly T cell immunogenic in preclinical proof-of-concept mice studies, generating robust and broad T cell responses as extensively analyzed by the T cell ELISPOT assay. Each antigen produced responses against at least four and as many as 28 different regions of the antigen and, importantly, responses from both CD8+ and CD4+ T cells were observed. This increased diversity and magnitude of cellular responses may be critical for effectively mitigating CMV infection and disease in the transplantation setting.
These data demonstrate that Inovio's next-generation SynCon® DNA vaccine technology is effective at inducing CD8+ T cell responses specific to CMV, in contrast to prior strategies that induced mainly CD4+-dominant responses. Additionally, a majority of epitopes identified for the gB, gH, and gL antigens also contained HLAs that have previously been reported to contribute to the suppression of viremia and amelioration of disease. Further ongoing work will determine how many of the 10 antigens will be selected and taken further for clinical development as well as assess the induction of antibody responses to prevent CMV infection.
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
In April 2012 we received a U.S. Department of Defense Small Business Innovation Research Grant to advance the development of a low-cost, non-invasive surface electroporation (EP) delivery device and test its utility in combination with our novel synthetic DNA vaccines against viruses with bioterrorism potential, including hanta, puumala, arenavirus and pandemic influenza. This project is a continuation of a first-stage DOD grant in 2011 that initiated Inovio's development of this skin delivery system.
In the first phase of this project, Inovio focused on optimizing the device design of its current minimally invasive surface EP device. In this second phase, the objective is to further advance and validate this device and the resulting immune responses in appropriate animal models. We will also investigate the development and manufacture of low-cost sterile disposables for the device and the possibility of integrating dermal injection capabilities into a combined inject/EP device platform.
Animal Health/Veterinary

VGX Animal Health, Inc. (VGX AH), a majority-owned subsidiary, is advancing the development and commercialization of LifeTide®, a plasmid-based growth hormone releasing hormone (GHRH) technology for swine. LifeTide® is one of only four DNA-based treatments approved for use in animals and is the only DNA-based agent delivered using electroporation that has been granted marketing approval (Australia and New Zealand). We are working on partnering and/or monetizing this program.
In September 2012 we announced that a study published in a leading peer-reviewed journal, the American Journal of Veterinary Research, showed that LifeTide® SW 1.0, an optimized version requiring only 20% of the dose of the licensed LifeTide® SW 5.0, demonstrated significant decreases in perinatal mortality rate, an increase in the number of pigs born alive, and an increase in the weight and number of pigs weaned compared with the control group. Additionally, there was a significant increase in the lifespan of the treated sows in the study.  These findings provide further evidence of the potential of the plasmid-based GHRH technology to improve productivity and profitability for pig producers around the world.
VGX AH is also developing a GHRH-based treatment for cancer and anemia in dogs and cats.
We are developing a novel synthetic vaccine for foot-and-mouth disease (FMD) administered by our proprietary vaccine delivery technology. The FMD virus is one of the most infectious diseases affecting farm animals including cattle, swine, sheep and goats, and is a serious threat to global food safety. Once an area is exposed to FMD, livestock & dairy exports are ceased and herds are culled. For example, in a major FMD outbreak in the UK in 2001, more than 4 million animals were slaughtered, resulting in more than $10 billion (USD) in economic losses. In a current FMD epidemic in South Korea, more than 3.3 million animals, mostly swine, have been culled in an attempt to keep the disease from spreading. Today's FMD vaccines based on killed/inactivated viruses can actually cause FMD infection, so are only used regionally after an outbreak rather than for broad preemptive vaccination. Our synthetic DNA vaccine cannot cause the disease, providing a safe approach to potentially protect against FMD and reduce its serious impact on global food supply and commerce.
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

Elgen™ System
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
MedPulser® DNA Delivery System
The MedPulser® DNA Delivery System (DDS) was developed to optimize the delivery of DNA into muscle cells. The pulse is designed specifically for DNA delivery with a low strength electrical field. The applicator has a four needle-electrode array consisting of opposite pairs. They are available in a range of configurations to meet the requirements of a variety of applications.
Next Generation Devices
All of our electroporation delivery systems noted above can increase levels of gene expression (i.e. production of the immune-stimulating protein the vaccine was coded to produce) of “naked” DNA vaccines by 100-fold or more compared to delivery of naked DNA vaccines via conventional injection alone. Delivery of our SynCon® vaccines into muscle or skin tissue with our electroporation systems have generated robust immune responses in humans against cervical dysplasia, influenza (H5N1 and H1N1), and HIV, as well as for other diseases in animal models.
While our current intramuscular (IM) delivery technologies are well tolerated, we are also advancing next generation, minimally invasive intradermal electroporation delivery devices. One ID device penetrates to no more than 3 mm, compared to intramuscular devices that go deeper. Furthermore, a second ID device is a minimally invasive surface electroporation (SEP) device that sits on the surface of the skin and uses a virtually undetectable scratch to facilitate delivery of the vaccine. With the advancement of these devices, our aim is to make electroporation delivery amenable to mass prophylactic vaccination by decreasing dose levels, increasing tolerability of the vaccination, and increasing the breadth of viable vaccine targets. Our data related to influenza, HIV, malaria, and smallpox antigens demonstrate that DNA delivery with this newer generation of ID delivery including SEP devices yields levels of immunogenicity in terms of both antibody and T-cell responses and/or efficacy against a virus challenge that is comparable to intramuscular electroporation devices currently in the clinic.
These results were highlighted in October 2012 in the peer-reviewed journal, Human Gene Therapy, in a paper which described the positive immunological effects of the optimized electroporation parameters for its minimally invasive skin (intradermal) EP delivery devices.
We also previously announced (February 2011) new needle-free, contactless electroporation technology for vaccine delivery, which provides the powerful enabling capabilities of electroporation without contacting the skin. Our pre-clinical research was highlighted in a paper published in the scientific journal Human Vaccines. The paper appearing in Human Vaccines, “Piezoelectric permeabilization of mammalian dermal tissue for in vivo DNA delivery leads to enhanced protein expression and increased immunogenicity,” described an innovative electroporation method optimized for delivery into skin. This new method is based on piezoelectricity, which is the generation of an electric field or electric potential by certain materials in response to applied mechanical stress.
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
As consideration for the license granted to VGX Int’l, we have received a research and development initiation fee, as well as research support and annual license maintenance fees, and will receive royalties on net product sales. In addition, contingent upon achievement of clinical and regulatory milestones, we will receive development payments over the term of the Agreement. The Agreement also provides us with exclusive rights to supply devices for clinical and commercial purposes (including single use components) to VGX Int’l for use in the Product.
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
In January 2010, we announced that we expanded our existing license agreement with the University of Pennsylvania, adding exclusive worldwide licenses for technology and intellectual property for novel synthetic vaccines against pandemic influenza, Chikungunya, and FMD. The amendment also encompassed new chemokine and cytokine molecular adjuvant technologies. The technology was developed in the University of Pennsylvania laboratory of Professor David B. Weiner, a pioneer in the field of DNA-based vaccines and chairman of our scientific advisory board. Under the terms of the original license agreement completed in 2007, we obtained exclusive worldwide rights to develop multiple DNA plasmids and constructs with the potential to treat and/or prevent HIV, HCV, HPV and influenza. The agreement also included molecular adjuvants. These prior and most recent agreements and amendments provide for royalty payments, based on future sales, to the University of Pennsylvania.
In July 2011, we further expanded our license agreement with the University of Pennsylvania, adding exclusive worldwide licenses for technology and intellectual property for novel synthetic vaccines against prostate cancer, herpes viruses, including CMV (cytomegalovirus), malaria, hepatitis B, RSV (respiratory syncytial virus), and MRSA (methicillin-resistant staphylococcus aureus). The amendment also encompassed a new optimized IL-12 cytokine gene adjuvant.
In November 2012 we again expanded our license agreement with the University of Pennsylvania (UPenn), adding worldwide rights to technology and intellectual property for novel synthetic vaccines against intestinal infections including Clostridium difficile, or C. difficile; cancer therapeutic vaccines targeting Wilms' tumor gene or WT1; and biodefense pathogens including Ebola and the family of Filovirus such as Marburg.
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
In the prior MVI-funded feasibility study, our malaria vaccine candidate induced broad-based immunity to four pre-erythrocytic malaria antigens. In the subsequent non-human primate study, our SynCon® vaccine constructs, which target sporozoites and the liver stage of the parasite, demonstrated potent T cell and antibody.

Subsequent to year end, in January 2013 we announced a follow-on collaboration with the PATH Malaria Vaccine Initiative (MVI) focused on initiating human studies to assess whether a DNA vaccine(s) delivered using electroporation can induce an immune response in humans that protects against malaria parasite infection.
In May 2004, we announced a collaboration and license allowing Merck to use Inovio's earlier generation proprietary electroporation delivery technology in conjunction with certain DNA vaccines developed by Merck. Merck completed Phase I clinical studies for two DNA vaccines but has not reported results from these clinical studies. As part of this license agreement, Merck paid Inovio milestone payments and funded all clinical development costs. Further development of products by Merck under the collaboration and license agreement may lead to additional milestone payments and royalties payable to Inovio.
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
In addition, a number of companies are developing products to address the same diseases that we are targeting. For example, Sanofi-Aventis, Novartis, Inc., MedImmune, GlaxoSmithKline, CSL (in collaboration with Merck), and others have products or development programs for influenza. Merck and GlaxoSmithKline have commercialized preventive vaccines against HPV to protect against cervical cancer; Advaxis has a therapeutic cervical dysplasia/cancer product in Phase II trials. Much of the development for our HIV and malaria vaccines is being done by government and non-government organizations such as the NIH and Bill & Melinda Gates Foundation.
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
Government Regulation
DNA Vaccine Product Regulation
Any pharmaceutical products we develop will require regulatory clearances prior to clinical trials and additional regulatory approvals prior to commercialization. New gene-based products for vaccine or therapeutic applications are subject to extensive regulation by the FDA and comparable agencies in other countries. Our potential products will be regulated as biological products that are used to treat or prevent disease. In the United States, drugs are subject to regulation under the Federal Food, Drug and Cosmetic Act, or the FDC Act. Biological products, in addition to being subject to provisions of the FDC Act, are regulated in the United States under the Public Health Service Act. Both statutes and related regulations govern, among other things, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, and other promotional practices.
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
After completion of clinical trials of a new product, FDA marketing approval must be obtained or equivalent approval in comparable agencies in other countries. For the FDA, if the product is regulated as a biologic, a Biologics License Application, or BLA, is required. The BLA must include results of product development activities, preclinical studies, and clinical trials in addition to detailed chemistry, manufacturing and control information.

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
Relationship with VGX Int’l

We acquired an equity interest in VGX Int’l in 2005. As of December 31, 2012 we owned 16.1% of the outstanding capital stock of VGX Int’l and VGX Int’l owned 294,360 shares of our common stock. None of our current officers, directors, or key employees beneficially owns, directly or indirectly, any securities of VGX Int’l. In June 2011, Bryan Kim, a former member of VGX Int’l’s Board of Directors and former President and Chief Executive Officer of VGX Int’l, terminated his employment with the Company as Vice President of Asian Operations.
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
We have also entered into license and collaboration agreements pursuant to which we have granted VGX Int’l exclusive rights to certain of our product candidates in certain jurisdictions. For example, VGX Int’l has exclusive rights in countries in Asia including Korea to our VGX-3400X for treatment of the avian flu and our hepatitis B and Hepatitis C programs. In exchange for these rights, VGX Int’l shares the development costs for some of our product candidates.
For the years ended December 31, 2012 and 2011, we recognized revenue from VGX Int’l of $577,000 and $411,000, respectively, which consisted of licensing, collaborative research and development arrangements and other fees. Operating expenses related to VGX Int’l for the years ended December 31, 2012 and 2011 were $871,000 and $5.3 million, respectively, relating to biologics manufacturing. At December 31, 2012 and 2011 we had an accounts receivable balance of $36,000 and $20,000, respectively, from VGX Int’l and its subsidiaries.

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
Our intellectual property portfolio covers our proprietary technologies, including electroporation delivery and vaccine related technologies. As of March 8, 2013, our patent portfolio included over 68 issued United States patents and 214 issued foreign counterpart patents.
Key vaccine related technology patents and published patent applications include the following:

•	European patent no. 1809336B1, entitled, “Growth Hormone Releasing Hormone (GHRH) Enhances Vaccination Response”

•	US Pat No. 7,846,720, entitled, “Optimized High Yield Synthetic Plasmids”

•	US Pat. No. 8,168,769, entitled, “Improved Vaccines and Methods for Using the Same,” with claims directed to HPV vaccine products.

•	International publication WO 08/014521, entitled, “Improved Vaccines and Methods for Using the Same,” which includes HCV, HPV, influenza, HIV, and cancer (hTERT) SynCon® DNA.

•	International publication WO2009/099716, entitled, “Novel Vaccines Against Multiple Subtypes Of Dengue Virus.”

•	US Pat. No. 8,133,723, entitled, “Novel Vaccines Against Multiple Subtypes Of Influenza.”

•	International publication WO2009/073330, entitled, “Novel Vaccines Against Multiple Subtypes Of Influenza Virus.”

•	International publication WO2010/0050939, entitled, “IMPROVED HCV VACCINES AND METHODS FOR USING THE SAME”

•	International publication WO2010/044919, entitled, “SMALLPOX DNA VACCINE AND THE ANTIGENS THEREIN THAT ELICIT AN IMMUNE RESPONSE”

•	US Pat. No. 8,178,660, entitled, “VACCINES AND IMMUNOTHERAPEUTICS USING CODON OPTIMIZED IL-15 AND METHODS FOR USING THE SAME.”

•	European patent EU1976871, entitled, “VACCINES AND IMMUNOTHERAPEUTICS USING CODON OPTIMIZED IL-15 AND METHODS FOR USING THE SAME”

•	US Pat No. 7173116, entitled, “NUCLEIC ACID FORMULATIONS FOR GENE DELIVERY AND METHODS OF USE”
Key electroporation related patents covering range of field strengths include the following:

•	US Pat No. 7,922,709, entitled, “Enhanced delivery of naked DNA to skin by non-invasive in vivo electroporation.”

•	US Pat No. 7,328,064, entitled, “Electroporation device and injection apparatus,” with claims directed to methods of delivering an agent plus electroporation.

•	US Pat No. 7,245,963, entitled, “Electrode assembly for constant-current electroporation and use”

•	US Pat No. 7,664,545, entitled, “Electrode assembly for constant-current electroporation and use”

•	US Pat No. 6,110,161 issued August 29, 2000

•	US Pat No. 6,261,281 issued July 17, 2001

•	US Pat No. 6,958,060 issued October 25, 2005

•	US Pat No. 6,939,862 issued September 6, 2005

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
Significant Customers and Research and Development
During the years ended December 31, 2012 and 2011 we derived 69% and 80% of our revenue from the NIAID, respectively.
Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our electroporation technologies and synthetic vaccines. Research and development expense consists of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Our research and development expense was $18.0 million in 2012 and $20.0 million in 2011.
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

Employees
As of March 8, 2013, we employed 53 people on a full-time basis and 6 people under consulting and project employment agreements. Of the combined total, 41 were in product research, which includes research and development, quality assurance, clinical, engineering, and manufacturing, and 18 were in general and administrative, which includes corporate development, information technology, legal, investor relations, finance, and corporate administration. None of our employees are subject to collective bargaining agreements.

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
We have experienced significant operating losses to date; as of December 31, 2012 our accumulated deficit was approximately $229.8 million. We have generated limited revenues, primarily consisting of license and grant revenue, and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability. We believe that current cash and cash equivalents plus short-term investments are sufficient to meet planned working capital requirements through 2014. We will continue to rely on outside sources of financing to meet our capital needs beyond this time.
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
We currently derive, and in the past we have derived, a significant portion of our revenue from a limited number of licensing partners and government grants and contracts. For example, during the year ended December 31, 2012, the NIAID and VGX Int'l accounted for approximately 69% and 14%, of our consolidated revenue, respectively. If we fail to sign additional future contracts with major licensing partners and the government, if a contract is delayed or deferred, or if an existing contract expires or is canceled and we fail to replace the contract with new business, our revenue would be adversely affected.
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
Even if United States regulatory approval is obtained, the FDA may still impose significant restrictions on a product's indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. This governmental oversight may be particularly strict with respect to gene based therapies. Our products will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, record keeping and submission of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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
The commercial success of our electroporation equipment and product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by both the medical community and patient population. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for optimal commercial success. The degree of market acceptance of any of our approved products will depend on a number of factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;

•	the relative convenience and ease of administration;

•

•	the prevalence and severity of any actual or perceived adverse side effects;

•	limitations or warnings contained in a product's FDA-approved labeling, including, for example, potential “black box” warnings

•	availability of alternative treatments;

•	pricing and cost effectiveness;

•	the effectiveness of our or any future collaborators' sales and marketing strategies;

•	our ability to obtain sufficient third-party coverage or reimbursement; and

•	the willingness of patients to pay out of pocket in the absence of third-party coverage.
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

•
the ACA expands the government's investigative and enforcement authority and increases the penalties for fraud and abuse, including amendments to both the False Claims Act and the Anti-Kickback Statute to make it easier to bring suit under those statutes;

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
From time to time, U.S. and other policymakers have proposed reforming the patent laws and regulations of their countries. In September 2011 the America Invents Act (the Act) was signed into law. The Act's various provisions will go into effect over an 18-month period. The Act changes the current “first-to-invent” system to a system that awards a patent to the “first-inventor-to-file” for an application for a patentable invention. The Act also creates a procedure to challenge newly issued patents in the patent office via post-grant proceedings and new inter parties reexamination proceedings. These changes may make it easier for competitors to challenge our patents, which could result in increased competition and have a material adverse effect on our product sales, business and results of operations. The changes may also make it harder to challenge third-party patents and place greater importance on being the first inventor to file a patent application on an invention.
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
If a third party claims that we infringe its intellectual property rights, it could cause our business to suffer in a number of ways, including:

•	we may become involved in time-consuming and expensive litigation, even if the claim is without merit, the third party's patent is invalid or we have not infringed;

•	we may become liable for substantial damages for past infringement if a court decides that our technologies infringe upon a third party's patent;

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

ITEM 2.        PROPERTIES
We own no real property and have no plans to acquire any real property in the future. Our corporate headquarters is located at 1787 Sentry Park West in Blue Bell, Pennsylvania. This lease was signed on December 19, 2009 and was amended in February 2012 to extend the lease term for an additional year and increase the leased space by approximately 2,319 square feet. The lease will now run through June 30, 2017 for a total of approximately 8,761 square feet. The annual rent under the new lease terms was $122,000, $126,000 and $175,000 for the first, second and third year, respectively, and will be $180,000 for the fourth year, $184,000 for the fifth year, $188,000 for the sixth year and $193,000 for the seventh year. At the end of the lease term, we have the option of renewing this lease for an additional three-year lease term at an annual rate equal to the fair market rental value of the property, as defined in the lease agreement.
The corporate office in San Diego is located at 11494 Sorrento Valley Road in San Diego, California. The lease was amended in December 2010 to increase the leased space to approximately 13,000 square feet. The lease runs through August 31, 2013 and the annual rent based on the new lease terms was $221,000 and $255,000 in the first and second years and will be $184,000 for the partial third year. At the end of the lease term, we have the option of renewing this lease for an additional five-year lease term at an annual rate equal to the fair market rental value of the property, as defined in the lease agreement.
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

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed and traded on the NYSE MKT under the symbol “INO.” The following table sets forth the quarterly high and low per share closing prices of our common stock for the two most recent fiscal years.

	Year Ended December 31,
	2012		2011
Period:	High	Low	High	Low
First Quarter	$0.74	$0.41	$1.52	$1.09
Second Quarter	$0.69	$0.40	$1.17	$0.57
Third Quarter	$0.64	$0.45	$0.82	$0.57
Fourth Quarter	$0.72	$0.46	$0.68	$0.37

As of March 8, 2013, we had approximately 229 common stockholders of record. This figure does not include beneficial owners who hold shares in nominee name. The closing price per share of our common stock on March 8, 2013 was $0.54, as reported on the NYSE MKT.
Dividends
The payment of any dividends on our common stock is within the discretion of our board of directors. We have not paid cash dividends on our common stock and the board of directors does not expect to declare cash dividends on the common stock in the foreseeable future.
Performance Graph
The graph below matches Inovio Pharmaceuticals, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NYSE MKT Composite index and the S & P SuperCap Biotechnology index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2007 and tracks it through December 31, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Inovio Pharmaceuticals Inc., the NYSE MKT Composite Index, and S&P SuperCap Biotechnology Index

$250
$200
$150
$100
$50
$0
12/07
12/08
12/09
12/10
12/11
12/12
Inovio Pharmaceuticals Inc.
NYSE MKT Composite
S&P SuperCap Biotechnology

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/07	12/08	12/09	12/10	12/11	12/12
Inovio Pharmaceuticals, Inc.	100.00	56.53	123.93	125.01	46.53	54.30
NYSE MKT Composite	100.00	62.15	82.82	104.10	112.59	121.01
S&P SuperCap Biotechnology	100.00	112.53	110.41	112.09	138.10	196.43

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.        SELECTED FINANCIAL DATA
The following table sets forth our selected consolidated financial data for the periods indicated, derived from consolidated financial statements prepared in accordance with United States generally accepted accounting principles.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Operations Data:
License fee and milestone revenue	$507,536	$567,856	$527,222	$4,929,309	$791,401
Revenue under collaborative research and development arrangements	152,467	—	—	125,996	1,077,967
Grants and miscellaneous revenue	3,458,649	9,227,401	5,617,483	4,064,806	228,264
Total revenues	4,118,652	9,795,257	6,144,705	9,120,111	2,097,632
Loss from operations	(23,493,532)	(21,638,540)	(19,220,162)	(13,957,755)	(13,658,464)
Interest and other income, net	166,113	34,285	147,406	30,329	550,353
Change in fair value of common stock warrants	1,982,620	8,690,658	2,403,924	(1,286,884)	142,489
Gain (Loss) on investment in affiliated entity	1,631,819	(2,390,498)	(969,914)	(9,244,614)	—
Net loss	(19,712,980)	(15,304,095)	(17,638,746)	(24,458,924)	(12,965,622)
Net loss attributable to non-controlling interest	44,025	51,150	24,950	47,439	—
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(19,668,955)	$(15,252,945)	$(17,613,796)	$(24,411,485)	$(12,965,622)
Per common share—basic and diluted:
Net loss	$(0.14)	$(0.12)	$(0.17)	$(0.33)	$(0.30)
Net loss attributable to common stockholders	$(0.14)	$(0.12)	$(0.17)	$(0.33)	$(0.30)
Balance Sheet Data:
Cash and cash equivalents	$5,646,021	$17,350,116	$19,998,489	$30,296,215	$14,115,281
Short-term investments	8,034,001	12,863,420	1,846,271	10,397,530	—
Long-term investments	—	—	—	—	9,169,471
Total assets	45,138,754	61,106,561	56,067,391	80,628,917	38,987,028
Current liabilities	8,376,577	11,043,021	6,436,708	19,350,038	14,709,582
Accumulated deficit	(229,760,129)	(210,091,174)	(194,838,229)	(177,224,433)	(152,812,948)
Total stockholders’ equity	34,857,405	47,861,662	47,100,911	61,184,947	19,106,147

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

Overview
We are engaged in the discovery, development, and delivery of a new generation of vaccines and immune therapies, called synthetic vaccines, focused on cancers and infectious diseases. Our DNA-based SynCon® technology enables the design of “universal” vaccines capable of providing cross-protection against new, unmatched strains of pathogens such as influenza. Our electroporation DNA delivery technology uses brief, controlled electrical pulses to increase cellular DNA vaccine uptake. Initial human data has shown this method can safely and significantly increase gene expression and immune responses. Our clinical programs include HPV/cervical cancer (therapeutic), avian influenza (preventive), prostate cancer (therapeutic), leukemia (therapeutic), HCV and HIV vaccines. We are advancing preclinical research for a universal seasonal/pandemic influenza vaccine as well as other products. Our partners and collaborators include University of Pennsylvania, Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, Program for Appropriate Technology in Health/Malaria Vaccine Initiative (“PATH” or “MVI”), National Institute of Allergy and Infectious Diseases (“NIAID”), Merck, ChronTech, University of Southampton, United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”) and Department of Homeland Security (“DHS”).
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
As of December 31, 2012, we had an accumulated deficit of $229.8 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Critical Accounting Policies
The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment. Our discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. There have been no changes to our critical accounting policies during the year ended December 31, 2012 other than the adoption of recent accounting pronouncements discussed below. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies include:
Revenue Recognition.
Grant revenue
We receive non-refundable grants under available government programs. Government grants towards current expenditures are recorded as revenue when there is reasonable assurance that we have complied with all conditions necessary to receive the grants, collectability is reasonably assured, and as the expenditures are incurred.
License fee and milestone revenue
We have adopted a strategy of co-developing or licensing our gene delivery technology for specific genes or specific medical indications. Accordingly, we have entered into collaborative research and development agreements and have received funding for pre-clinical research and clinical trials. Prior to the adoption of the Financial Accounting Standards Board's (“FASB”) Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, we analyzed our multiple element arrangements to determine whether the identified deliverables could be accounted for individually as separate units of accounting. The delivered item(s) were considered a separate unit of accounting if all of the following criteria were met: (1) the delivered item(s) has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item(s); and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If these criteria were not met, the deliverable was combined with other deliverables in the arrangement and accounted for as a combined unit of accounting.
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

1.
The consideration is commensurate with either the entity's performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity's performance to achieve the milestone,

2.	The consideration relates solely to past performance, and

3.	The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.
A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity's performance or on the occurrence of a specific outcome resulting from the entity's performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company.
Research and Development Expenses. Since our inception, most of our activities have consisted of research and development efforts related to developing our electroporation technologies and DNA vaccines. Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Research and development expenses are charged to operations as they are incurred.
Valuation and Impairment Evaluations of Goodwill and Intangible Assets. Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. As of December 31, 2012, our intangible assets resulting from the acquisition of VGX and Inovio AS, and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $7.5 million. Intangible assets are amortized over their estimated useful lives ranging from 5 to 18 years. We are concurrently conducting pre-clinical, Phase I, and Phase II trials using acquired intangibles, and we have entered into certain significant licensing agreements for use of these acquired intangibles.
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
The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, we reduce the carrying value of the intangible asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from our intangible assets will exceed the intangible assets' carrying value, and accordingly, we have not recognized any impairment losses through December 31, 2012.

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

Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 2 to the Consolidated Financial Statements, included elsewhere in this report.

Results of Operations
Comparison of Years Ended December 31, 2012 and 2011
The audited consolidated financial data for the years ended December 31, 2012 and December 31, 2011 is presented in the following table and the results of these two periods are used in the discussion thereafter.

	December 31, 2012	December 31, 2011	Increase/ (Decrease) $	Increase/ (Decrease) %
Revenues:
License fee and milestone revenue	$507,536	$567,856	$(60,320)	(11)%
Revenue under collaborative research and development arrangements with affiliated entity	152,467	—	152,467	100
Grants and miscellaneous revenue	3,458,649	9,227,401	(5,768,752)	(63)
Total revenues	4,118,652	9,795,257	(5,676,605)	(58)
Operating expenses:
Research and development	17,984,825	20,032,001	(2,047,176)	(10)
General and administrative	10,778,359	11,988,796	(1,210,437)	(10)
Gain on sale of assets	(1,151,000)	(587,000)	(564,000)	96
Total operating expenses	27,612,184	31,433,797	(3,821,613)	(12)
Loss from operations	(23,493,532)	(21,638,540)	(1,854,992)	(9)
Interest and other income, net	166,113	34,285	131,828	385
Change in fair value of common stock warrants	1,982,620	8,690,658	(6,708,038)	(77)
Gain (Loss) on investment in affiliated entity	1,631,819	(2,390,498)	4,022,317	168
Net loss	(19,712,980)	(15,304,095)	(4,408,885)	(29)
Net loss attributable to non-controlling interest	44,025	51,150	(7,125)	(14)
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(19,668,955)	$(15,252,945)	$(4,416,010)	(29)%

Revenue

Revenue primarily consists of license fees, revenue under collaborative research and development arrangements and grants and government contracts. Our total revenue decreased $5.7 million or 58% for the year ended December 31, 2012, as compared to the year ended December 31, 2011 primarily due to decreases in grants and miscellaneous revenue.
The $60,000 decrease in license fee and milestone revenue for the year ended December 31, 2012 as compared to 2011 was primarily due to lower revenue recognized from various smaller license agreements.
Revenue under collaborative research and development arrangements was $152,000 for the year ended December 31, 2012, as compared to no such revenue for the year ended December 31, 2011. The increase in 2012 was related to work performed under our Collaborative Development and License Agreement with VGX Int'l. Under the Agreement, we will co-develop with VGX Int'l our SynCon® therapeutic vaccines for hepatitis B and C infections.
The $5.8 million decrease in grants and miscellaneous revenue for the year ended December 31, 2012 as compared to 2011, was primarily due to the timing of scheduled contract payments which resulted in lower revenues recognized from our contract with the NIAID of $2.8 million for the year ended December 31, 2012 as compared to $7.8 million for the year ended December 31, 2011. The NIAID contract, which was modified in September 2011, has an initial term of five years with two one-year options (period of performance is September 30, 2008 - September 29, 2015 including the two options). The current approved funding of the contract for the five years is $23.0 million with option years six and seven valued at $1.3 million and $1.0 million, respectively, for a total potential value of $25.3 million, and will fund research and development for HIV DNA-based vaccines delivered via our proprietary electroporation system. These decreases were also attributable to lower revenue of $656,000 recognized under our PATH Malaria Vaccine Initiative (“MVI”) contract during the year ended December 31, 2012 as compared to the year ended December 31, 2011. PATH is an international nonprofit organization funded by private donors. We have a research program and agreement with PATH MVI to evaluate in a preclinical feasibility study our SynCon® DNA vaccine development platform to target antigens from Plasmodium species and deliver them intradermally using the CELLECTRA® electroporation device. The initial agreement with MVI was for $685,000 and was completed in February 2010. In September 2010 we entered into an amended agreement with PATH to further this study in non-human primates. The amended agreement had a total value of $804,000 and was completed in August 2011. In October 2012 we entered into a third amendment with PATH MVI for a total value of $887,000 for the conduct of feasibility studies, process development activities, and manufacture of cell banks to be utilized in Phase 1 clinical trials. The overall decrease in grants and miscellaneous revenue was also due to lower revenue of $394,000 recognized from our subcontracts with Drexel University for the year ended December 31, 2012 as compared to the year ended December 31, 2011.
Research and Development Expenses
The $2.0 million decrease in research and development expenses for the year ended December 31, 2012 as compared to 2011 was primarily due to $3.1 million in lower direct costs related to work performed for the NIAID contract and $908,000 in lower clinical expenses related to biologics manufacturing and laboratory processing. These decreases were partially offset by $1.6 million in higher compensation and related expenses due to increased employee headcount, $257,000 in higher contract labor for scientific and clinical advisory services, and $202,000 in higher engineering and professional services for device improvements, among other variances.
General and Administrative Expenses
General and administrative expenses include business development expenses and the amortization of intangible assets. The $1.2 million decrease in general and administrative expenses for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily due to a $843,000 decrease in severance expenses, a $512,000 decrease in employee stock-based compensation due to no severance related stock option expense, and a $369,000 decrease in compensation and related expenses. These decreases were partially offset by an increase in legal expenses, investor relations outside services, and accounting fees of $226,000, $137,000 and $122,000, respectively, among other variances.
Stock-based Compensation
Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee’s requisite service period. Total employee compensation cost for our stock plans for the years ended December 31, 2012 and 2011 was $1.2 million and $1.6 million, of which $555,000 and $472,000 was included in research and development expenses and $638,000 and $1.1 million was included in general and administrative expenses, respectively. The decrease was primarily due to a lower valuation of the employee stock options granted during the year and no severance related stock-based compensation expense recognized in 2012. At December 31, 2012, there was $944,000 of total unrecognized compensation cost related to unvested stock options, which we expect to recognize over a weighted-average period of 1.9 years, as compared to $981,000 for the year ended December 31, 2011 expected to be recognized over a weighted-average period of 1.7 years. Total stock-based compensation for options granted to non-employees for the years ended December 31, 2012 and 2011 was $153,000 and $33,000, respectively.
Interest and Other Income, net
The $132,000 increase in interest and other income, net, for the year ended December 31, 2012 as compared to 2011, was primarily due to a higher interest rate earned on our short-term investment accounts.
Change in fair value of common stock warrants
The change in fair value of common stock warrants for the years ended December 31, 2012 and 2011 was $2.0 million and $8.7 million, respectively. The variance is primarily due to the revaluation of registered common stock warrants issued by us in January 2011 and December 2011. We revalue warrants at each balance sheet date to fair value.
Gain (Loss) from investment in affiliated entity
The gain (loss) is a result of the change in the fair market value of the investment in VGX Int’l for the year ended December 31, 2012.
Gain on Sale of Assets
The gain on sale of assets is related to the March 2011 Asset Purchase Agreement with OncoSec. The gain is related to the cash received related to the sale as well as the initial fair value of the warrants received in connection with the first and second amendments to the Asset Purchase Agreement signed in September 2011 and March 2012, respectively (See Note 5).

Income Taxes
Since inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2012, we had net operating loss carry forwards for federal, California and Pennsylvania income tax purposes of approximately $108.0 million, $37.4 million and $61.0 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. We also had federal and California research and development tax credits of approximately $863,000 and $1.9 million, respectively, net of the federal research and development credits that will expire due to IRC Section 383 limitations. If not utilized, the net operating losses and credits will begin to expire in 2018. Utilization of net operating losses and credits are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended.

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
The $3.6 million increase in grants and miscellaneous revenue for the year ended December 31, 2011 as compared to 2010, was primarily due to higher revenues recognized from our contract with the NIAID of $7.8 million for the year ended December 31, 2011 as compared to $4.1 million for the year ended December 31, 2010. The NIAID contract, which was modified in September 2011, has an initial term of five years with two one-year options (period of performance is September 30, 2008 – September 29, 2015 including the two options). The current approved funding of the contract for the five years is $23.0 million with option years six and seven valued at $1.3 million and $1.0 million, respectively, for a total potential value of $25.3 million, and will fund research and development for HIV DNA-based vaccines delivered via our proprietary electroporation system. These increases were also attributable to higher revenue recognized under our PATH Malaria Vaccine Initiative (“MVI”) contract of $740,000 for the year ended December 31, 2011 as compared to $303,000 for the same period in 2010. PATH is an international nonprofit organization funded by private donors. We have a research program and agreement with PATH MVI to evaluate in a preclinical feasibility study our SynCon® DNA vaccine development platform to target antigens from Plasmodium species and deliver them intradermally using the CELLECTRA® electroporation device. The initial agreement with MVI was for $685,000 and was completed in February 2010. In September 2010 we entered into an amended agreement with PATH to further this study in non-human primates. The amended agreement had a total value of $804,000 and was completed in August 2011. The overall increase in grants and miscellaneous revenue was also due to higher revenue recognized from our subcontract with Drexel University of $491,000 for the year ended December 31, 2011 as compared to $18,000 for the year ended December 31, 2010 and higher revenues recognized from our subcontract with the University of Pennsylvania of $124,000 for the year ended December 31, 2011 as compared to $14,000 for the year ended December 31, 2010. These increases were partially offset by no revenue recognized in 2011 related to the grant awarded in October 2010 under The Patient Protection and Affordable Care Act of 2010 (“PPACA”) for $733,000. This grant was related to three of our projects, including the Phase II clinical trial of VGX-3100, a therapeutic vaccine for cervical dysplasia and cancer as well as development projects for SynCon® universal flu and dengue vaccines. The PPACA provided small and mid-sized biotech, pharmaceutical and medical device companies with up to a 50% tax credit for investments in qualified therapeutic discoveries for tax years 2009 and 2010, or a grant for the same amount tax-free. In addition, there was no revenue recognized from the Department of Defense (“U.S. Army”) grant during the year ended December 31, 2011 when compared to $373,000 recognized in 2010. The U.S. Army grant, which commenced in 2008, had a total value of $933,000 and was completed in May 2010. This project funded research and development of DNA-based vaccines delivered via our proprietary electroporation system and focused on identifying DNA vaccine candidates with the potential to provide rapid, robust immunity to protect against bio-warfare and bioterror attacks.
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

Working Capital and Liquidity
As of December 31, 2012 we had cash and short term investments of $13.7 million and working capital of $7.6 million, as compared to $30.2 million and $20.9 million, respectively, as of December 31, 2011. The decrease in cash and short term investments as well as working capital during the year ended December 31, 2012 was primarily due to expenditures related to our research and development activities and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.
Net cash used in operating activities was $22.3 million and $19.8 million for the years ended December 31, 2012 and 2011, respectively.
Net cash provided by (used in) investing activities was $5.3 million and $(10.9 million) for the years ended December 31, 2012 and 2011, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities as well as the increase in proceeds received from OncoSec Medical.
Net cash provided by financing activities was $5.3 million and $28.0 million for the years ended December 31, 2012 and 2011, respectively. The decrease was due to less financing activity during the year. Financing activities for the year ended December 31, 2011 included our January and December 2011 financings.
On March 7, 2013, we closed an underwritten offering of 27,377,266 shares of our common stock and warrants to purchase an aggregate of up to 13,688,633 shares of common stock. The shares and warrants were sold in units at a price of $0.55 per unit, with each unit consisting of one share of common stock and a warrant to purchase 0.50 shares of common stock at an exercise price of $0.7936 per share. The warrants have a term of five and one-half years. The net proceeds, after deducting the underwriters' discounts and other estimated offering expenses, and assuming no exercise of the warrants, were approximately $14.0 million.
In June 2012, we entered into a sales agreement (the “Sales Agreement”) with an outside placement agent (the “Placement Agent”) to sell shares of our common stock with aggregate gross proceeds of up to $25.0 million from time to time, through an “at-the-market” equity offering program under which the Placement Agent will act as sales agent. As of December 31, 2012 we sold 9,344,611 shares of common stock under the Sales Agreement for net proceeds of $5.3 million. In January and February 2013, we sold 8,222,966 shares of common stock under the Sales Agreement for net proceeds of $5.6 million.
In December 2011, we completed an underwritten public offering relating to the sale and issuance of 7,699,712 units to certain institutional investors, consisting of 7,699,712 shares of common stock and warrants to purchase an aggregate of up to

5,774,784 additional shares of common stock. These units include the partial exercise of the underwriter's overallotment option of 962,465 additional units at the public offering price. The units consist of one share of common stock and 0.75 of a warrant to purchase one share of common stock, at a purchase price of $0.5195 per unit. The warrants have a term of five years and an exercise price of $0.65 per share. We may call the warrants if the closing bid price of our common stock has been at least $1.30 over 20 trading days and certain other conditions are met. We received net proceeds from the transaction of approximately $3.7 million, after deducting the underwriter's discounts and other offering expenses payable.
In January 2011, we entered into investor purchase agreements with investors relating to the issuance and sale of (a) 21,130,400 shares of common stock, and (b) warrants to purchase a total of 10,565,200 shares of common stock with an exercise price of $1.40 per share, for an aggregate purchase price of approximately $24.3 million. The shares of common stock and warrants were sold in units, consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock, at a purchase price of $1.15 per unit. We received net proceeds from the transaction of approximately $23.0 million, after deducting the placement agent's fee and offering expenses payable.
As of December 31, 2012, we had an accumulated deficit of $229.8 million. We have operated at a loss since 1994, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that current cash and cash equivalents plus short-term investments are sufficient to meet planned working capital requirements through 2014. We will continue to rely on outside sources of financing to meet our capital needs beyond this time.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue, expenses, and results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
As of December 31, 2012, we did not have any other material long-term debt or other known contractual obligations, except for the operating leases for our facilities, which expire in 2013 through 2017, and operating leases for copiers, which expire in 2013 through 2014.
We are contractually obligated to make the following operating lease payments as of December 31, 2012:

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$1,034,000	$376,000	$379,000	$279,000	$—

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
The investment in affiliated entity represents our ownership interest in the Korean based company, VGX Int'l. We report this investment at fair value on the consolidated balance sheet using the closing price of VGX Int'l's shares of common stock as listed on the Korean Stock Exchange.
Common stock warrants that we have received to purchase shares of OncoSec are classified on the consolidated balance sheet as a long-term asset that is revalued at each balance sheet date subsequent to the initial receipt.
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the year ended December 31, 2012, have been made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investment in VGX Int'l which is denominated in South Korean Won. We do not have any foreign currency hedging instruments in place.
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
We do not use derivative financial instruments for speculative purposes. We do not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. Currently, we do not expect the impact of fluctuations in the relative fair value of other currencies to be material in 2013.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is incorporated by reference to our Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm beginning at page F-1 of this report.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2012, we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed in reports that we file or submit under the Exchange Act and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting
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

As of December 31, 2012, management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2012.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of our fiscal year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm
The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2012. The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Inovio Pharmaceuticals, Inc.

We have audited Inovio Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Inovio Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Inovio Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inovio Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012 of Inovio Pharmaceuticals, Inc. and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
March 18, 2013

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2012 fiscal year.

ITEM 11.        EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2012 fiscal year.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2012 fiscal year.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director independence and other information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2012 fiscal year.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2012 fiscal year.

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

3.1(a)
Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-3 (File No. 333-108752) filed on September 12, 2003); Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the registrant's Form 10-K, for the year ended December 31, 2002, filed on March 31, 2003).

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

3.3	Amended and Restated Bylaws of Inovio Pharmaceuticals, Inc. dated August 10, 2011 (incorporated by reference to Exhibit 3.2 to the registrant’s Form 8-K current report filed on August 12, 2011).

Exhibit Number	Description of Document

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

10.7+
Employment agreement dated December 27, 2010 between Inovio Pharmaceuticals, Inc. and Niranjan Y. Sardesai (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-K report for the year ended December 31, 2011 filed on March 15, 2012).

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

Exhibit Number	Description of Document

10.12#	Amended and Restated 2007 Omnibus Incentive Plan, as Amended (filed herewith).

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

10.36
Sales Agreement dated June 1, 2012 between Inovio Pharmaceuticals, Inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 as filed with the registrant's Form 8-K current report filed on June 1, 2012).

10.37
Underwriting Agreement dated March 6, 2013 between Inovio Pharmaceuticals, Inc. and Cowen and Company, LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 as filed with the registrant's Form 8-K current report filed on March 7, 2013).

10.38
Underwriting Agreement dated December 1, 2011 between Inovio Pharmaceuticals, Inc. and Brean Murray, Carret & Co., LLC (incorporated by reference to Exhibit 1.1 as filed with registrant’s Form 8-K current report filed on December 1, 2011).

Exhibit Number	Description of Document
10.39+
Employment Agreement dated December 10, 2009 between Inovio Pharmaceuticals, Inc. and Mark L. Bagarazzi (incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-K report for the year ended December 31, 2011 filed on March 15, 2012).

10.40+
Collaborative Development and License Agreement between VGX International, Inc. and Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 as filed with the registrant’s Form 10-Q quarterly report for the quarter ended September 30, 2011 filed on November 7, 2011).

10.41+	First Amendment to Employment Agreement dated as of December 31, 2012 between Inovio Pharmaceuticals, Inc. and J. Joseph Kim, PhD. (filed herewith).

10.42+	First Amendment to Employment Agreement dated as of December 31, 2012 between Inovio Pharmaceuticals, Inc. and Peter Kies (filed herewith).

10.43+	First Amendment to Employment Agreement dated as of December 31, 2012 between Inovio Pharmaceuticals, Inc. and Mark L. Bagarazzi (filed herewith).

10.44+	First Amendment to Employment Agreement dated as of December 31, 2012 between Inovio Pharmaceuticals, Inc. and Niranjan Sardesai (filed herewith).

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	The registrant hereby agrees to furnish the staff, on a confidential basis, a supplemental copy of any omitted schedule upon the staff’s request.

+	Designates management contract, compensatory plan or arrangement.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2013.

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

Signature	Title	Date

/s/ J. JOSEPH KIM	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2013
J. Joseph Kim

/s/ AVTAR DHILLON	Chairman of the Board of Directors	March 18, 2013
Avtar Dhillon

/s/ PETER KIES	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 18, 2013
Peter Kies

/s/ SIMON X. BENITO	Director	March 18, 2013
Simon X. Benito

/s/ ANGEL CABRERA	Director	March 18, 2013
Angel Cabrera

/s/ MORTON COLLINS	Director	March 18, 2013
Morton Collins

/s/ ADEL MAHMOUD	Director	March 18, 2013
Adel Mahmoud

INOVIO PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Inovio Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Inovio Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inovio Pharmaceuticals, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements, effective January 1, 2011.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Inovio Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
March 18, 2013

Inovio Pharmaceuticals, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$5,646,021	$17,350,116
Short-term investments	8,034,001	12,863,420
Accounts receivable	830,433	467,909
Accounts receivable from affiliated entity	36,234	38,406
Prepaid expenses and other current assets	471,328	746,049
Prepaid expenses and other current assets from affiliated entity	887,167	441,186
Deferred tax asset	62,728	—
Total current assets	15,967,912	31,907,086
Restricted cash	100,410	100,059
Fixed assets, net	363,021	295,785
Investment in affiliated entity	10,703,332	9,071,513
Intangible assets, net	7,489,315	9,310,485
Goodwill	10,113,371	10,113,371
Common stock warrants	267,200	100,000
Other assets	134,193	208,262
Total assets	$45,138,754	$61,106,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,181,574	$4,318,942
Accounts payable and accrued expenses due to affiliated entity	187,275	20,344
Accrued clinical trial expenses	1,405,896	1,059,372
Common stock warrants	2,859,899	5,176,319
Deferred revenue	353,391	79,502
Deferred revenue from affiliated entity	388,542	388,542
Total current liabilities	8,376,577	11,043,021
Deferred revenue, net of current portion	88,609	80,450
Deferred revenue from affiliated entity, net of current portion	1,586,694	1,961,694
Deferred rent	65,076	80,875
Deferred tax liabilities	164,393	78,859
Total liabilities	10,281,349	13,244,899
Commitments and contingencies
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Preferred stock—par value $0.001; Authorized shares: 10,000,000, issued and outstanding: 26 and 26 at December 31, 2012 and December 31, 2011, respectively	—	—
Common stock—par value $0.001; Authorized shares: 300,000,000, issued and outstanding: 144,313,005 at December 31, 2012 and 134,968,394 at December 31, 2011	144,313	134,968
Additional paid-in capital	263,897,116	257,235,707
Accumulated deficit	(229,760,129)	(210,091,174)
Accumulated other comprehensive income	73,362	35,393
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	34,354,662	47,314,894
Non-controlling interest	502,743	546,768
Total stockholders’ equity	34,857,405	47,861,662
Total liabilities and stockholders’ equity	$45,138,754	$61,106,561
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2012	2011	2010
Revenues:
License fee and milestone revenue	$82,536	$156,397	$213,916
License fee and milestone revenue from affiliated entity	425,000	411,459	313,306
Revenue under collaborative research and development arrangements with affiliated entity	152,467	—	—
Grants and miscellaneous revenue	3,458,649	9,227,401	5,549,583
Miscellaneous revenue from affiliated entity	—	—	67,900
Total revenues	4,118,652	9,795,257	6,144,705
Operating expenses:
Research and development	17,984,825	20,032,001	13,256,606
General and administrative	10,778,359	11,988,796	12,108,261
Gain on sale of assets	(1,151,000)	(587,000)	—
Total operating expenses	27,612,184	31,433,797	25,364,867
Loss from operations	(23,493,532)	(21,638,540)	(19,220,162)
Other income (expense):
Interest and other income, net	166,113	34,285	147,406
Change in fair value of common stock warrants	1,982,620	8,690,658	2,403,924
Gain (Loss) on investment in affiliated entity	1,631,819	(2,390,498)	(969,914)
Net loss	(19,712,980)	(15,304,095)	(17,638,746)
Net loss attributable to non-controlling interest	44,025	51,150	24,950
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(19,668,955)	$(15,252,945)	$(17,613,796)
Loss per common share—basic and diluted:
Net loss per share attributable to Inovio Pharmaceuticals, Inc. stockholders	$(0.14)	$(0.12)	$(0.17)
Weighted average number of common shares outstanding—basic and diluted	136,509,247	126,239,336	103,201,880
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years ended December 31,
	2012	2011	2010
Net loss	$(19,712,980)	$(15,304,095)	$(17,638,746)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,984	(3,263)	(102,946)
Unrealized gain on short-term investments	35,985	35,806	—
Comprehensive loss	$(19,675,011)	$(15,271,552)	$(17,741,692)

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Non- controlling interest	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2009	26	—	102,746,058	$102,746	$237,577,970	$(177,224,433)	$105,796	$622,868	$61,184,947
Issuance of common stock for cash, net of financing costs of $71,839	—	—	1,994,672	1,995	2,312,129	—	—	—	2,314,124
Exercise of stock options for cash	—	—	297,462	297	168,368	—	—	—	168,665
Stock-based compensation	—	—	—	—	1,174,867	—	—	—	1,174,867
Net loss attributable to common stockholders	—	—	—	—	—	(17,613,796)	—	(24,950)	(17,638,746)
Foreign currency translation adjustments	—	—	—	—	—	—	(102,946)	—	(102,946)
Balance at December 31, 2010	26	—	105,038,192	$105,038	$241,233,334	$(194,838,229)	$2,850	$597,918	$47,100,911
Issuance of common stock for cash, net of financing costs of $41,838	—	—	1,028,905	1,029	1,350,640	—	—	—	1,351,669
Issuance of common stock and warrants for cash, net of financing costs of $1.3 million	—	—	21,130,400	21,130	22,936,673	—	—	—	22,957,803
Fair value of common stock warrants issued in connection with equity financing	—	—	—	—	(11,727,372)	—	—	—	(11,727,372)
Issuance of common stock and warrants for cash, net of financing costs of $314,871	—	—	7,699,712	7,700	3,677,429	—	—	—	3,685,129
Fair value of common stock warrants issued in connection with equity financing	—	—	—	—	(1,905,679)	—	—	—	(1,905,679)
Exercise of stock options and warrants for cash	—	—	71,185	71	15,859	—	—	—	15,930
Stock-based compensation	—	—	—	—	1,654,823	—	—	—	1,654,823
Net loss attributable to common stockholders	—	—	—	—	—	(15,252,945)	—	(51,150)	(15,304,095)
Unrealized gain on short-term investments	—	—	—	—	—	—	35,806	—	35,806
Foreign currency translation adjustments	—	—	—	—	—	—	(3,263)	—	(3,263)
Balance at December 31, 2011	26	—	134,968,394	$134,968	$257,235,707	$(210,091,174)	$35,393	$546,768	$47,861,662
Issuance of common stock for cash, net of financing costs of $164,695	—	—	9,344,611	9,345	5,315,796	—	—	—	5,325,141
Stock-based compensation	—	—	—	—	1,345,613	—	—	—	1,345,613
Net loss attributable to common stockholders	—	—	—	—	—	(19,668,955)	—	(44,025)	(19,712,980)
Unrealized gain on short-term investments	—	—	—	—	—	—	35,985	—	35,985
Foreign currency translation adjustments	—	—	—	—	—	—	1,984	—	1,984
Balance at December 31, 2012	26	—	144,313,005	$144,313	$263,897,116	$(229,760,129)	$73,362	$502,743	$34,857,405
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(19,712,980)	$(15,304,095)	$(17,638,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	173,750	142,197	194,629
Amortization of intangible assets	1,821,170	1,869,517	1,913,912
Change in value of common stock warrants	(1,982,620)	(8,690,658)	(2,403,924)
Change in value of short-term investments—auction rate securities	—	—	(3,152,470)
Change in value of auction rate security rights	—	—	3,145,156
Stock-based compensation	1,345,613	1,654,823	1,174,867
Interest expense accrued on line of credit	—	—	61,152
Interest income accrued on short-term investments	(1,147)	6,271	(6,271)
Recognition of deferred tax liabilities	22,806	25,673	53,186
Deferred rent	(15,799)	13,763	55,774
Impairment of long-term investments	—	—	25,000
Loss on disposal of fixed assets	—	—	21,182
(Gain) Loss on investment in affiliated entity	(1,631,819)	2,390,498	969,914
Gain on sale of intangible assets	(1,151,000)	(587,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(362,524)	(435,022)	226,320
Accounts receivable from affiliated entity	2,172	33,743	(13,296)
Prepaid expenses and other current assets	363,584	(472,074)	35,890
Prepaid expenses and other current assets from affiliated entity	(445,981)	212,250	(553,456)
Restricted cash	(351)	(100,059)	—
Other assets	(14,794)	50,866	21,419
Accounts payable and accrued expenses	(790,844)	1,789,376	(156,073)
Accounts payable and accrued expenses due to affiliated entity	166,931	(1,660,603)	1,235,856
Deferred revenue	282,048	(333,725)	140,757
Deferred revenue from affiliated entity	(375,000)	(361,458)	2,711,694
Net cash used in operating activities	(22,306,785)	(19,755,717)	(11,937,528)
Cash flows from investing activities:
Purchases of investments	(9,142,220)	(18,193,614)	(8,000,000)
Maturities of investments	14,008,771	7,206,000	6,160,000
Sales of investments-auction rate securities	—	—	13,550,000
Purchases of capital assets	(240,986)	(161,187)	(181,649)
Sale of capital assets	—	—	32,500
Additional investment in affiliated entity	—	(101,123)	—
Proceeds from sale of intangible assets	650,000	350,000	—
Acquired intangible assets and other assets	—	—	(124,980)
Net cash provided by (used in) investing activities	5,275,565	(10,899,924)	11,435,871
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	5,325,141	27,994,601	2,314,124
Proceeds from stock option and warrant exercises	—	15,930	168,665
Repayment of line of credit	—	—	(12,175,912)
Net cash provided by (used in) financing activities	5,325,141	28,010,531	(9,693,123)
Effect of exchange rate changes on cash and cash equivalents	1,984	(3,263)	(102,946)
Decrease in cash and cash equivalents	(11,704,095)	(2,648,373)	(10,297,726)
Cash and cash equivalents, beginning of period	17,350,116	19,998,489	30,296,215
Cash and cash equivalents, end of period	$5,646,021	$17,350,116	$19,998,489
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
Inovio Pharmaceuticals, Inc. (the “Company” or “Inovio”) is engaged in the discovery and development of a new generation of vaccines and immune therapies, called synthetic vaccines, focused on cancers and infectious diseases. The Company's DNA-based SynCon® technology is designed to provide universal protection against known as well as new unmatched strains of pathogens such as influenza. These synthetic vaccines, in combination with the Company's proprietary electroporation delivery, have been shown in humans to generate strong and durable immune responses with a favorable safety profile. The Company's preclinical development and clinical programs include cervical dysplasia/cancer (therapeutic), influenza (preventive), prostate cancer (therapeutic), leukemia (therapeutic), hepatitis C virus, hepatitis B virus, HIV, and malaria vaccines. The Company's partners and collaborators include University of Pennsylvania, Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, Program for Appropriate Technology in Health/Malaria Vaccine Initiative (“PATH” or “MVI”), National Institute of Allergy and Infectious Diseases (“NIAID”), Merck, ChronTech, University of Southampton, United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”) and Department of Homeland Security (“DHS”).

2. Summary of Significant Accounting Policies
Basis of Presentation
Inovio incurred a net loss of $19.7 million for the year ended December 31, 2012. Inovio had working capital of $7.6 million and an accumulated deficit of $229.8 million as of December 31, 2012. The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Inovio be unable to continue in business. Inovio’s consolidated financial statements as of and for the year ended December 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has evaluated subsequent events after the balance sheet date through the date it issued these financial statements.
Consolidation
These consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. In conjunction with the acquisition in June 2009 of VGX Pharmaceuticals (the “Merger”), the Company acquired an 88% interest in VGX Animal Health and certain shares in VGX International, Inc. (“VGX Int'l”) (a publicly-traded company in South Korea). The Company consolidates Genetronics, Inc., VGX Pharmaceuticals and its subsidiary VGX Animal Health and records a non-controlling interest for the 9% of VGX Animal Health it does not own as of December 31, 2012 and 2011. The Company's investment in VGX Int'l, which is recorded as investment in affiliated entity within the consolidated balance sheets is accounted for at fair value on a recurring basis, with changes in fair value recorded on the consolidated statements of operations within gain (loss) on investment in affiliated entity. All intercompany accounts and transactions have been eliminated upon consolidation.
Variable Interest Entities
In June 2009, the FASB issued authoritative guidance that requires companies to perform a qualitative analysis to determine whether a variable interest in another entity represents a controlling financial interest in a variable interest entity. A controlling financial interest in a variable interest entity is characterized by having both the power to direct the most significant activities of the entity and the obligation to absorb losses or the right to receive benefits of the entity. This guidance also requires on-going reassessments of variable interests based on changes in facts and circumstances. This guidance became effective for fiscal years beginning after November 15, 2009. The Company adopted the provisions of the guidance in the first quarter of 2010 and determined that none of the entities with which the Company currently conducts business and collaborations are variable interest entities, except VGXI (a wholly-owned subsidiary of VGX Int'l). The Company determined that they are not the primary beneficiary and therefore are not required to consolidate VGXI.
Reorganization

In July 2011, the Company completed liquidation of its inactive wholly-owned subsidiary Inovio Asia Pte. Ltd. (“IAPL”) and there was no impact on the Company’s financial position.
Use of Estimates
The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Inovio bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in the business or as new information becomes available.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, and short-term investments. The Company limits its exposure to credit loss by placing its cash and investments with high credit quality financial institutions. Additionally, the Company has established guidelines regarding diversification of its investments and their maturities which are designed to maintain principal and maximize liquidity. The Company had contracts with customers which represented more than 10% of total revenues for all of the years presented as discussed in Note 6.
Fair value of Financial Instruments
The Company’s financial instruments consist principally of cash equivalents, short-term investments, investment in affiliated entity and common stock warrants. The carrying amounts of cash equivalents approximate the related fair values due to the short-term maturities of these instruments. Investments consist of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of consolidated stockholders’ equity. The Company’s investment in affiliated entity is accounted for at fair value on a recurring basis, with changes in fair value recorded on the consolidated statements of operations within gain(loss) from investment in affiliated entity. The estimated fair value of the common stock warrants is determined by using the Black-Scholes pricing model as of December 31, 2012, as discussed in Note 5.
Cash and Cash Equivalents
Cash equivalents are considered by the Company to be highly liquid investments purchased with original maturities of three months or less from the date of purchase. Cash and cash equivalents include money market accounts at December 31, 2012 and 2011.
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
Investments
The Company defines investments as income yielding securities that can be readily converted into cash. Investments include certificates of deposit, mutual funds, and municipal bonds at December 31, 2012 and 2011.
Accounts Receivable
Accounts receivable are recorded at invoiced amounts and do not bear interest. Inovio performs ongoing credit evaluations of our customers’ financial condition. Credit is extended to customers as deemed necessary and generally does not require collateral. Management believes that the risk of loss is significantly reduced due to the quality and financial position of our customers. No allowance for doubtful accounts was deemed necessary at December 31, 2012 and 2011.

Fixed Assets

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the remaining term of the related leases or the estimated economic useful lives of the improvements. Repairs and maintenance are expensed as incurred.
Long-Lived Assets
All long-lived assets are reviewed for impairment in value when changes in circumstances dictate, based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current earnings, to the extent the carrying amount of an asset exceeds its estimated fair value determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets. The Company has not recognized any losses on long-lived assets through December 31, 2012.
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
Historically the Company has recorded patents at cost and amortized these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent cost consists of the consideration paid for patents and related legal costs. Effective June 1, 2009, in connection with the acquisition of VGX, all new patent costs are being expensed as incurred. Patent cost currently capitalized will continue to be amortized over the expected life of the patent. License costs are recorded based on the fair value of consideration paid and amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement. As of December 31, 2012 and 2011, the Company’s intangible assets resulting from the acquisition of VGX and Inovio AS, and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $7.5 million and $9.3 million, respectively.
The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company assesses potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company’s judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, the Company will reduce the carrying value of the intangible asset to fair value. While current and historical operating and cash flow losses are potential indicators of impairment, the Company believes the future cash flows to be received from its intangible assets will exceed the intangible assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2012.
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
Valuation allowances against the Company’s deferred tax assets were $52.2 million and $44.8 million at December 31, 2012 and 2011, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.
Revenue Recognition
Grant revenue
Inovio receives non-refundable grants under available government programs. Government grants towards current expenditures are recorded as revenue when there is reasonable assurance that we have complied with all conditions necessary to receive the grants, collectability is reasonably assured, and as the expenditures are incurred.
License fee and milestone revenue
Inovio has adopted a strategy of co-developing or licensing its gene delivery technology for specific genes or specific medical indications. Accordingly, the Company has entered into collaborative research and development agreements and has received funding for pre-clinical research and clinical trials. Prior to the adoption of the Financial Accounting Standards Board's (“FASB”) Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, the Company analyzed its multiple element arrangements to determine whether the identified deliverables could be accounted for individually as separate units of accounting. The delivered item(s) were considered a separate unit of accounting if all of the following criteria were met: (1)the delivered item(s) has value to the customer on a standalone basis; (2)there is objective and reliable evidence of the fair value of the undelivered item(s); and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If these criteria were not met, the deliverable was combined with other deliverables in the arrangement and accounted for as a combined unit of accounting.
For new collaborative agreements or material modifications of existing collaborative agreements entered into after December 31, 2010, Inovio follows the provisions of ASU No. 2009-13. In order to account for the multiple-element arrangements, the Company identifies the deliverables included within the agreement and evaluates which deliverables represent separable units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. A delivered item is considered a separate unit of accounting when the delivered item has value to the collaborator on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement.

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
Effective January 1, 2011, the Company adopted on a prospective basis the Milestone Method of ASU No. 2010-17. Under the Milestone Method, the Company will recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following criteria:

1.
The consideration is commensurate with either the entity's performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity's performance to achieve the milestone,

2.	The consideration relates solely to past performance, and

3.	The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.
A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity's performance or on the occurrence of a specific outcome resulting from the entity's performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company.
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
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated in accordance with the treasury stock method and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Since the effect of the assumed exercise of common stock options, warrants and other convertible securities was anti-dilutive for all periods presented, basic and diluted loss per share are the same.
The following table summarizes potential common shares that were excluded from diluted net loss per share calculation because of their anti-dilutive effect:

	Year Ended December 31,
Common Stock Equivalents	2012	2011	2010
Options to purchase common stock	16,257,444	14,302,803	12,649,968
Warrants to purchase common stock	21,593,844	21,743,844	7,771,133
Convertible preferred stock	38,233	38,233	38,233
Total	37,889,521	36,084,880	20,459,334

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
Weighted average assumptions used in the Black-Scholes model for employees and directors are presented below:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.36%	1.23%	1.09% – 2.65%
Expected volatility	131%	134%	134%
Expected life in years	4	4	4
Dividend yield	—	—	—
Forfeiture rate	8%	11%	11%

Assumptions used in the Black-Scholes model for non-employees are presented below:

Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.67% – 0.83%	0.91% – 3.47%	1.89% – 3.84%
Expected volatility	103%-117%	96%-119%	71%-120%
Expected life in years	7-10	6-10	7-10
Dividend yield	—	—	—
Recent Accounting Pronouncements
The below recent pronouncements may have a significant effect on the Company's financial statements. Recent pronouncements that are not anticipated to have an impact on or are unrelated to the Company's financial condition, results of operations, or related disclosures are not discussed.
Accounting Standards Update (“ASU”), No. 2011-4-In May 2011, the Financial Accounting Standards Board (“FASB”) issued an ASU, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards”, or IFRS. This update amends Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-4 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The Company has adopted ASU 2011-4 as of January 1, 2012 and it has not had a significant impact on its financial position, results of operations or cash flows but on presentation and disclosure only.

ASU No. 2011-5-In June 2011, the FASB issued an ASU, “Presentation of Comprehensive Income.” ASU 2011-5 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders' equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has adopted ASU 2011-5 as of January 1, 2012 and there has been no impact on its financial position, results of operations or cash flows but on presentation and disclosure only.
ASU No. 2011-8-In September 2011, the FASB issued an ASU, “Goodwill Impairment Testing”. For entities testing goodwill for impairment, ASU 2011-8 allows the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the impairment test. The two-step impairment test would be required only if the fair value of a reporting unit is qualitatively determined to be more likely than not less than the carrying amount. The Company has adopted the amendment provisions of ASU 2011-8 as of January 1, 2012 and it has not had an impact on its financial condition, results of operations or cash flows.

3. Collaborative Agreements
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
The Company has entered into various Collaborative Development and License Agreements with VGX Int’l as discussed in Note 16. In May 2004 we announced a licensing arrangement with Merck for the development of Merck’s DNA cancer and infectious disease vaccines. Under these Agreements, the Company may receive future event based payments upon approval of an investigational new drug application (IND) and/or initiation of clinical trials and future net sales. These future event based payments do not meet the criteria of a milestone in accordance with the authoritative guidance as they are solely based on the performance of the collaborators.

4. Investments
Investments consist of certificates of deposit, mutual funds, and municipal bonds at December 31, 2012 and 2011. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income in the consolidated statements of stockholders’ equity until realized. A decline in the market value of any investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the investment is established. No such impairment charges were recorded during the years ended December 31, 2012, 2011 or 2010.
Realized gains and losses from the sale of investments, if any, are determined on a specific identification basis. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale investments are included as a component of interest and other income, net, in the consolidated statements of operations. Net realized gains and losses during the years ended December 31, 2012 and 2011 were immaterial. Premiums and discounts are amortized or accreted over the life of the related investment as an adjustment to yield using the straight-line method and are included in interest and other income, net, in the consolidated statements of operations. Interest on investments classified as available-for-sale are included in interest and other income, net, in the consolidated statements of operations.
The following is a summary of investments as of December 31, 2012 and 2011:

		As of December 31, 2012
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	Less than 1	$7,500,063	$83,868	$—	$7,583,931
Certificates of deposit	Less than 1	250,000	—	—	250,000
Municipal bonds	Less than 1	201,470	—	(1,400)	200,070
Total investments		$7,951,533	$83,868	$(1,400)	$8,034,001

		As of December 31, 2011
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	Less than 1	$6,000,000	$37,115	$—	$6,037,115
Certificates of deposit	Less than 1	5,771,000	—	(2,696)	5,768,304
Municipal bonds	Less than 1	1,056,614	1,387	—	1,058,001
Total investments		$12,827,614	$38,502	$(2,696)	$12,863,420

5. Fair Value Measurements
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the years ended December 31, 2012 and 2011.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012:

	Fair Value Measurements at
	December 31, 2012
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Unobservable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$1,686,406	$1,686,406		$—
Mutual funds	7,583,931	—	7,583,931	—
Certificates of deposit	250,000	—	250,000	—
Municipal bonds	200,070	—	200,070	—
Investment in affiliated entity	10,703,332	10,703,332	—	—
Common stock warrants	267,200	—	—	267,200
Total Assets	$20,690,939	$12,389,738	$8,034,001	$267,200
Liabilities:
Common stock warrants	$2,859,899	$—	$—	$2,859,899
Total Liabilities	$2,859,899	$—	$—	$2,859,899

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011:

	Fair Value Measurements at
	December 31, 2011
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Unobservable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$16,330,885	$16,330,885	$—	$—
Mutual funds	6,037,115	—	6,037,115	—
Certificates of deposit	5,768,304	—	5,768,304	—
Municipal bonds	1,058,001	—	1,058,001	—
Investment in affiliated entity	9,071,513	9,071,513	—	—
Common stock warrants	100,000	—	—	100,000
Total Assets	$38,365,818	$25,402,398	$12,863,420	$100,000
Liabilities:
Common stock warrants	$5,176,319	$—	$—	$5,176,319
Total Liabilities	$5,176,319	$—	$—	$5,176,319

Level 1 assets include money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investment in VGX Int’l, for which the fair value is based on the market value of 8,220,775 common shares on December 31, 2012 and 2011, listed on the Korean Stock Exchange. The Company accounts for its investment at fair value on a recurring basis.
Level 2 assets at December 31, 2012 include mutual funds, certificates of deposit and municipal bonds held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. We obtain the fair value of our Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. Our professional pricing service gathers quoted market prices and observable inputs for all of mutual funds, certificates of deposit and municipal bonds from a variety of industry data providers. The valuation techniques used to measure the fair value of our Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. We validate the quoted market prices provided by our primary pricing service by comparing their assessment of the fair values of our investment portfolio balance against the fair values of our investment portfolio balance obtained from an independent source, which may include our investment managers.
Level 3 assets at December 31, 2012 include two warrants received by the Company to purchase shares of common stock of OncoSec Medical Incorporated (“OncoSec”), in connection with the first and second amendments to the Asset Purchase Agreement between the Company and OncoSec signed in September 2011 and March 2012, respectively. The first warrant to purchase 1,000,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $1.20 per share. The second warrant to purchase 3,000,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $1.00 per share.
As of December 31, 2012 the Company recorded a long-term asset of approximately $267,000 associated with the warrants received to purchase common stock of OncoSec. The Company valued the warrants received in March 2012 as of the issuance date using the Black Scholes pricing model and recorded a $501,000 gain on sale of assets within the consolidated statement of operations. Inputs used in the pricing model include estimates of OncoSec stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on publicly available historical data and knowledge of OncoSec. The Company reassesses the fair value of the warrants at each reporting date. The assumptions used to estimate the fair values of the OncoSec common stock warrants at December 31, 2012 are presented below:

Risk-free interest rate	0.36%
Expected volatility	85%
Expected life in years	3.75-4.25
Dividend yield	—

As a result of these calculations, the Company recorded a decrease in fair value of the two warrants of $334,000 and $137,000 for the years ended December 31, 2012 and 2011, respectively. The change in fair value is reflected in the Company's consolidated statement of operations as a component of change in fair value of common stock warrants.
The following table presents a summary of changes in fair value of the Company’s total Level 3 financial assets for the years ended December 31, 2012 and 2011:

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Balance at beginning of year	$100,000	$—
Common stock warrant recorded at fair value upon acquisition	501,000	237,000
Decrease in fair value included in change in fair value of common stock warrants	(333,800)	(137,000)
Balance at end of year	$267,200	$100,000

Level 3 liabilities held as of December 31, 2012 and 2011 consist of common stock warrant liabilities associated with warrants to purchase the Company's common stock issued in July 2009, January 2011 and December 2011. If unexercised, the warrants will expire at various dates between July 2014 and December 2016.
As of December 31, 2012 the Company recorded a $2.9 million common stock warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. The range of assumptions used to estimate the fair values of common stock warrants at December 31, 2012 are presented below:

Risk-free interest rate	0.18%-0.36%
Expected volatility	61%-116%
Expected life in years	1.5-3.93
Dividend yield	—
Changes in these assumptions as well as in the Company's stock price on the reporting date can have a significant impact on the fair value of the common stock warrant liability. As a result of these calculations, the Company recorded a decrease in fair value of $2.3 million, $8.8 million and $2.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The change in fair value is reflected in the Company's consolidated statement of operations as a component of change in fair value of common stock warrants.
The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the years ended December 31, 2012 and 2011:

	Year Ended	Year Ended	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Balance at beginning of year	$5,176,319	$370,926	$2,774,850
Record fair value of warrants issued in January 2011 financing	—	11,727,372	—
Record fair value of warrants issued in December 2011 financing	—	1,905,679	—
Decrease in fair value included in change in fair value of common stock warrants	(2,316,420)	(8,827,658)	(2,403,924)
Balance at end of year	$2,859,899	$5,176,319	$370,926

6. Major Customers and Concentration of Credit Risk

Customer	2012	% of Total Revenue	2011	% of Total Revenue	2010	% of Total Revenue
NIAID	$2,831,115	69%	$7,801,976	80%	$4,064,319	66%
United States Government grant—Patient Protection and Affordable Care Act of 2010 (“PPACA”)	—	—	—	—	733,438	12
VGX Int’l (affiliated entity)	577,467	14	411,459	4	381,206	6
U.S. Army grant	—	—	—	—	373,315	6
PATH/MVI	84,714	2	740,266	8	303,417	5
Wyeth	—	—	—	—	75,000	1
Drexel University	96,812	2	491,056	5	—	—
University of Pennsylvania	216,216	5	124,433	1	—	—
Small Business Innovation Research ("SBIR") grant	205,167	5	—	—	—	—
All other	107,161	3	226,067	2	214,010	4
Total Revenue	$4,118,652	100%	$9,795,257	100%	$6,144,705	100%
During the years ended December 31, 2012, 2011 and 2010, the Company recognized revenue from various license fees and milestone payments, collaborative research and development agreements, grants and government contracts. As of December 31, 2012, $612,000 or 71% and $95,000 or 11% of accounts receivable was attributed to the NIAID and the University of Pennsylvania, respectively. As of December 31, 2011, $294,000 or 64% and $121,000 or 26% of accounts receivable was attributed to Drexel University and PATH MVI, respectively.
There is minimal credit risk with these customers based upon collection history, their size and financial condition. Accordingly, the Company does not consider it necessary to record a reserve for uncollectible accounts receivable.

7. Fixed Assets
Fixed assets at December 31, 2012 and 2011 consist of the following:

	Cost	Accumulated Depreciation and Amortization	Net Book Value
As of December 31, 2012
Machinery, equipment and office furniture	$2,014,588	$(1,731,660)	$282,928
Leasehold improvements	466,135	(386,042)	80,093
	$2,480,723	$(2,117,702)	$363,021
As of December 31, 2011
Machinery, equipment and office furniture	$1,791,072	$(1,603,835)	$187,237
Leasehold improvements	448,666	(340,118)	108,548
	$2,239,738	$(1,943,953)	$295,785

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $174,000, $142,000 and $195,000, respectively. The Company determined that the carrying value of these long-lived assets was not impaired for the periods presented.

8. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		December 31, 2012			December 31, 2011
	Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill(a)		$10,113,371	$—	$10,113,371	$10,113,371	$—	$10,113,371
Amortizing:
Patents	8 – 17	5,802,528	(4,852,673)	949,855	5,802,528	(4,526,488)	1,276,040
Licenses	8 – 17	1,323,761	(1,046,870)	276,891	1,323,761	(1,018,122)	305,639
CELLECTRA®(b)	5 – 11	8,106,270	(4,334,234)	3,772,036	8,106,270	(3,124,680)	4,981,590
GHRH(b)	11	335,314	(113,531)	221,783	335,314	(81,848)	253,466
Other(c)	18	4,050,000	(1,781,250)	2,268,750	4,050,000	(1,556,250)	2,493,750
Total intangible assets		19,617,873	(12,128,558)	7,489,315	19,617,873	(10,307,388)	9,310,485
Total goodwill and intangible assets		$29,731,244	$(12,128,558)	$17,602,686	$29,731,244	$(10,307,388)	$19,423,856

(a)	Goodwill was recorded from the Inovio AS acquisition in January 2005 and from the acquisition of VGX in June 2009 for $3.9 million and $6.2 million, respectively.

(b)	CELLECTRA® and GHRH are developed technologies which were recorded from the acquisition of VGX.

(c)	Other intangible assets represent the fair value of acquired contracts and intellectual property from the Inovio AS acquisition.
Aggregate amortization expense on intangible assets was $1.8 million, $1.9 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense related to intangible assets at December 31, 2012 for each of the next five fiscal years and beyond is expected to be incurred as follows:

2013	$1,771,000
2014	943,000
2015	870,000
2016	816,000
2017	775,000
Thereafter	2,314,000
$7,489,000

In accordance with the guidance regarding goodwill, the Company has completed its annual impairment test and fair value analysis for goodwill held throughout the year. The Company conducts the impairment test annually on November 30th. There was no impairment or impairment indicator present and no loss was recorded during the years ended December 31, 2012, 2011 and 2010, respectively.

9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at December 31, 2012 and 2011 consist of the following:

	As of	As of
	December 31, 2012	December 31, 2011
Trade accounts payable	$852,573	$1,140,296
Accrued compensation	1,560,704	1,516,307
Accrued severance expenses	—	494,287
Accrued subcontract expenses	72,238	687,715
Accrued accounting and audit fees	177,810	119,225
Accrued R&D program costs	250,000	—
Other accrued expenses	268,249	361,112
	$3,181,574	$4,318,942

10. Deferred Revenue
The Company defers revenue recognition of cash receipts from licensing and other agreements and recognizes them ratably over the minimum remaining period of our performance obligations. The combined current and long-term deferred revenue balance of $2.4 million and $2.5 million as of December 31, 2012 and 2011, respectively, consists primarily of cash received from our collaboration and license agreement with VGX Int’l as well as cash receipts from various licensing and other agreements.

11. Stockholders’ Equity
Preferred Stock

			Outstanding as of December 31,
	Authorized	Issued	2012	2011
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	26	26
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	—	—

There have been no changes in the number of outstanding shares of our preferred stock for the years ended December 31, 2012, 2011 or 2010.
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
As of December 31, 2012, our outstanding shares of the Series C Preferred Stock were convertible into 38,233 shares of our common stock at a conversion price of $6.80 per share, and the applicable Daily Market Price of the common stock for triggering mandatory conversion equaled $18.00 per share.
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

During the year ended December 31, 2012, the Company sold a total of 9,344,611 shares of common stock under the Sales Agreement. The sales were made at a weighted average price of $0.59 per share with net proceeds to the Company of $5.3 million.
In December 2011, the Company completed an underwritten public offering relating to the sale and issuance of 7,699,712 units to certain institutional investors, consisting of 7,699,712 shares of common stock and warrants to purchase an aggregate of up to 5,774,784 additional shares of common stock. These units, which were purchased for $0.5195 per unit, include the partial exercise of the underwriter's overallotment option of 962,465 additional units at the public offering price. The units consist of one share of common stock and 0.75 of a warrant to purchase one share of common stock. The warrants have a term of five years and an exercise price of $0.65 per share. The Company may call the warrants if the closing bid price of the common stock has been at least $1.30 over 20 trading days and certain other conditions are met. The Company received net proceeds from the transaction of approximately $3.7 million, after deducting the underwriter's discounts and other offering expenses payable by the Company. The Company valued the registered warrants issued in connection with the December 2011 financing as of the issuance date using the Black Scholes pricing model and recorded a current liability on the consolidated balance sheet. The warrants were subsequently revalued and the Company recorded the change in fair value of $115,000 and $58,000 to change in fair value of common stock warrants on the consolidated statement of operations for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, none of these warrants had been exercised.
In January 2011, the Company entered into investor purchase agreements with investors relating to the issuance and sale of (a) 21,130,400 shares of common stock, and (b) warrants to purchase a total of 10,565,200 shares of common stock with an exercise price of $1.40 per share, for an aggregate purchase price of approximately $24.3 million. The shares of common stock and warrants were sold in units, consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock, at a purchase price of $1.15 per unit. The Warrants have a five-year term from the date of issuance and are first exercisable commencing on the 180th day after the date of issuance. The Company may call the warrants if the closing bid price of the common stock has been at least $2.80 over 20 trading days and certain other conditions are met. The Company received net proceeds from the transaction of approximately $23.0 million, after deducting the placement agent's fee and estimated offering expenses payable by the Company. The Company valued the registered warrants issued in connection with the January 2011 financing as of the issuance date using the Black Scholes pricing model and recorded a current liability on the consolidated balance sheet. The warrants were subsequently revalued and the Company recorded the change in fair value of $2.4 million and $8.6 million to change in fair value of common stock warrants on the consolidated statement of operations for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, none of these warrants had been exercised.
In August 2010, the Company entered into an At-The-Market Equity Distribution Agreement (the “ ATM Agreement”) with an outside placement agent (the “Placement Agent”), under which the Company may, from time to time, offer and sell its common stock having aggregate sales proceeds of up to $25.0 million through or to the Placement Agent, for resale. Sales of the Company’s common stock through the Placement Agent, if any, will be made by means of ordinary brokers’ transactions on the NYSE MKT or otherwise at market prices prevailing at the time of sale or as otherwise agreed upon by the Company and the Placement Agent. The Placement Agent will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company. The Company will pay the Placement Agent a commission, or allow a discount, as the case may be, in each case equal to 3.0% of the gross sales proceeds of any common stock sold through the Placement Agent under the ATM Agreement. The Company has agreed to reimburse the Placement Agent for certain expenses incurred by them in connection with the transactions contemplated by the ATM Agreement, up to an aggregate of $30,000, plus up to an additional $5,000 per calendar quarter related to ongoing maintenance, due diligence expenses and other expenses associated therewith.
During the years ended December 31, 2011 and 2010, the Company sold an aggregate total of 3,023,577 shares of common stock under the ATM Agreement. The sales were made at a weighted average price of $1.25 per share with net proceeds to the Company of $3.7 million, after deducting commissions and other fees.
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

Warrants
The following table summarizes the warrants outstanding as of December 31, 2012 and 2011:

			As of December 31, 2012		As of December 31, 2011
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants	Common Stock Warrant Liability	Number of Warrants	Common Stock Warrant Liability
December 2011 financing	$0.65	December 6, 2016	5,774,784	$2,078,921	5,774,784	$1,963,427
January 2011 financing	$1.40	January 27, 2016	10,565,200	779,711	10,565,200	3,169,560
July 2009 financing	$3.38	July 1, 2014	333,333	1,267	333,333	43,332
Warrants assumed in June 2009 Merger	$0.05-$1.28	March 24, 2013- April 28, 2016	4,920,527	—	4,920,527	—
August 2007 consulting services	$3.00	August 3, 2012	—	—	150,000	—
Total			21,593,844	$2,859,899	21,743,844	$5,176,319

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
Stock Options
The Company has one active stock and cash-based incentive plan, the Amended and Restated 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees. The Incentive Plan was adopted on March 31, 2007, approved by the stockholders on May 4, 2007, approved by the stockholders as amended on May 2, 2008, and approved by the stockholders as amended and restated on August 25, 2009 and May 14, 2010. On May 14, 2010 the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 2,000,000 and to provide that the aggregate number of shares available for grant under the Incentive Plan will be increased on January 1 of each year beginning in 2011 by a number of shares equal to the lesser of (1) 2,055,331 or (2) such lesser number of shares as may be determined by the Board. At December 31, 2012, the Incentive Plan reserves 9,860,662 shares of common stock for issuance as or upon exercise of incentive awards granted and to be granted at future dates. At December 31, 2012, the Company had 1,875,287 shares of common stock available for future grant under the Incentive Plan, and 240,000 shares of vested restricted stock and options to purchase 7,430,162 shares of common stock outstanding under the Incentive Plan. The awards granted and available for future grant under the Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The Incentive Plan terminates by its terms on March 31, 2017.
The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the Amended 2000 Stock Option Plan and the VGX Equity Compensation Plan, under which the Company had options to purchase 1,371,435 and 7,455,847 shares of common stock outstanding at December 31, 2012, respectively. The terms and conditions of the options outstanding under these plans remain unchanged.
Total compensation cost for our stock plans recognized in the consolidated statement of operations for the years ended December 31, 2012, 2011 and 2010 was $1.2 million, $1.6 million, and $898,000, respectively, of which $555,000, $472,000 and $281,000 was included in research and development expenses and $638,000, $1.1 million and $617,000 was included in general and administrative expenses, respectively.
At December 31, 2012 and 2011, there was $944,000 and $981,000 of total unrecognized compensation cost, respectively, related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years and 1.7 years, respectively.

The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the years ended December 31, 2012, 2011 and 2010 was $153,000, $33,000 and $277,000, respectively. As of December 31, 2012, 6,704,409 non-employee options remained outstanding.
The following table summarizes total stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$0.00 – $1.00	4,318,101	7.1	$0.51	2,264,657	$0.43
$1.01 – $2.00	10,542,570	5.1	$1.30	9,576,401	$1.32
$2.01 – $4.00	1,108,024	3.2	$3.01	1,108,024	$3.01
$4.01 – $6.00	238,749	1.2	$4.87	238,749	$4.87
$6.01 – $6.12	50,000	1.2	$6.12	50,000	$6.12
	16,257,444	5.4	$1.28	13,237,831	$1.39

At December 31, 2012, the aggregate intrinsic value of options outstanding was $1.1 million, the aggregate intrinsic value of options exercisable was $901,000, and the weighted average remaining contractual term of options exercisable was 4.7 years.
At December 31, 2011, the aggregate intrinsic value of options outstanding was $294,000, the aggregate intrinsic value of options exercisable was $294,000, and the weighted average remaining contractual term of options exercisable was 5.0 years.
Stock option activity under our stock option plans was as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2009	13,142,039	$1.54
Granted	442,500	1.12
Exercised	(297,462)	0.57
Cancelled	(637,109)	2.75
Balance, December 31, 2010	12,649,968	1.49
Granted	2,068,750	1.10
Exercised	(68,309)	0.23
Cancelled	(347,606)	2.25
Balance, December 31, 2011	14,302,803	1.42
Granted	2,733,750	0.58
Exercised	—	—
Cancelled	(779,109)	1.55
Balance, December 31, 2012	16,257,444	$1.28

The weighted average exercise price was $1.83 for the 207,498 options which expired during the year ended December 31, 2012, $2.08 for the 100,000 options which expired during the year ended December 31, 2011 and $15.28 for the 4,250 options which expired during the year ended December 31, 2010.
The weighted average grant date fair value per share was $0.47, $0.90 and $0.93 for options granted during the years ended December 31, 2012, 2011 and 2010, respectively.
The Company received $0, $16,000 and $169,000 in proceeds from the exercise of stock options during the years ended December 31, 2012, 2011 and 2010, respectively. The aggregate intrinsic value of options exercised was $0, $65,000 and $193,000 during the years ended December 31, 2012, 2011 and 2010, respectively.

12. Commitments
The Company’s corporate headquarters is located at 1787 Sentry Parkway West in Blue Bell, Pennsylvania. Our corporate office in Blue Bell leased space for approximately 6,442 square feet and the lease expires on April 30, 2016. The lease was amended in February 2012 to extend the lease term for an additional year and increase the leased space by approximately 2,319 square feet. The lease will now run through June 30, 2017 for a total of approximately 8,761 square feet. The annual rent under the new lease terms was $122,000, $126,000 and $175,000 for the first, second and third year, respectively, and will be $180,000 for the fourth year, $184,000 for the fifth year, $188,000 for the sixth year and $193,000 for the seventh year. At the end of the lease term, the Company has the option of renewing this lease for an additional three-year lease term at an annual rate equal to the fair market rental value of the property, as defined in the lease agreement.
The corporate office in San Diego is located at 11494 Sorrento Valley Road in San Diego, California. This lease was amended in December 2010 to include approximately 13,000 square feet and runs through August 31, 2013. The annual rent based on the new lease terms was $221,000 and $255,000 in the first and second years and will be $184,000 for the partial third year. At the end of the lease term, the Company has the option of renewing this lease for an additional five-year lease term at an annual rate equal to the fair market rental value of the property, as defined in the lease agreement.
During 2010 the Company consolidated operations previously performed in The Woodlands, Texas to its Blue Bell and San Diego locations. As a result, in November 2010 the Company transferred its facility lease in The Woodlands, Texas to a wholly-owned subsidiary of its affiliated entity, VGX Int’l. The Company has no further obligations under the lease.
Rent expense was $444,000, $430,000, and $607,000 for the years ended December 31, 2012, 2011 and 2010, respectively. This amount is net of sublease income of $0, $0 and $269,000, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2012 are as follows:

2013	$376,000
2014	191,000
2015	188,000
2016	187,000
2017	92,000
Thereafter	—
Total	$1,034,000

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

13. Investment in Affiliated Entity
The Company’s investment in an affiliated entity represents the Company’s 16.1% ownership interest in the Korean based company, VGX Int’l, as of December 31, 2012 and 2011, respectively. This investment is measured at fair value on a recurring basis. The fair market value of the Company’s interest in VGX Int’l was determined using the closing price of VGX Int’l’s shares of common stock as listed on the Korean Stock Exchange as of December 31, 2012 and 2011.

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
The components of the provision for income taxes are presented in the following table:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$—	$—	$(4,000)
State	7,000	1,000	22,000
	$7,000	$1,000	$18,000
Deferred:
Federal	$20,000	$19,000	$36,000
State	3,000	7,000	17,000
	$23,000	$26,000	$53,000
	$30,000	$27,000	$71,000

The reconciliation of income taxes attributable to operations computed at the statutory tax rates to income tax expense (recovery), using a 35% statutory tax rate, is:

	Year Ended December 31,
	2012	2011	2010
Income (benefit) taxes at statutory rates	$(6,894,000)	$(5,352,000)	$(6,154,000)
State income tax, net of federal benefit	(1,234,000)	(1,378,000)	(1,189,000)
Change in valuation allowance	7,415,000	7,679,000	(13,877,000)
IRC Section 382/383 limitation	18,000	918,000	20,758,000
Fair value warrant	(811,000)	(3,090,000)	(841,000)
Stock compensation	603,000	(147,000)	343,000
Change in state tax rate	438,000	125,000	998,000
Other	495,000	1,272,000	33,000
	$30,000	$27,000	$71,000

The income tax expense (recovery) has been recorded as a reduction to general and administrative expenses, as its effect is immaterial.
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 are shown below:

	As of December 31,
	2012	2011
Deferred tax assets:
Capitalized research expense	$3,191,000	$4,089,000
Net operating loss carry forwards	43,233,000	34,899,000
Research and development and other tax credits	1,134,000	1,073,000
Other	6,569,000	6,557,000
	54,127,000	46,618,000
Valuation allowance	(52,185,000)	(44,784,000)
Total deferred tax assets	1,942,000	1,834,000
Deferred tax liabilities:
Acquired intangibles	(1,532,000)	(2,094,000)
Investment in affiliated entity	(511,000)	181,000
Net deferred tax liabilities	$(101,000)	$(79,000)

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
As of December 31, 2012, the Company had federal, California and Pennsylvania tax net operating loss carry forwards of approximately $108.0 million, $37.4 million and $61.0 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. The federal net operating loss carry forwards will begin to expire in 2018 unless previously utilized. The California net operating loss carry forwards will begin to expire in 2013 and the Pennsylvania net operating loss carry forwards will begin to expire in 2021.
In addition, we had federal and state research tax credit carryforwards of approximately $863,000 and $1.9 million, respectively. The federal tax credit carryforwards will begin to expire in 2018. The California research tax credits do not expire.
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
The Company is in the process of updating the Section 382/383 study for the Company and VGX, both of which experienced ownership changes under Section 382 as a result of the Merger on June 1, 2009. Based upon the preliminary results of the study, it is estimated that approximately $30.5 million of tax benefits related to NOL and tax credit carryforwards will expire unused. Accordingly, the related NOL and R&D credit carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Upon completion of the study, deferred tax assets relating to NOL and R&D credit carryforwards for the Company and VGX may need to be adjusted with a corresponding adjustment to the valuation allowance. Due to the existence of the valuation allowance, limitations created by current and future ownership changes, if any, related to our operations in the United States will not impact our effective tax rate. Any additional ownership changes, may further limit the ability to use the net operating losses and credits carryovers.
The following table summarizes the activity related to our unrecognized tax benefits:

	Year ended December 31,
	2012	2011	2010
Balance at beginning of the year	$1,829,000	$629,000	$629,000
Increases related to current year tax positions	72,000	158,000	—
Increases related to prior year tax positions	(5,000)	1,042,000	—
Balance at end of the year	$1,896,000	$1,829,000	$629,000

The amount of unrecognized tax benefit that, if recognized and realized would affect the effective tax rate is $1.5 million as of December 31, 2012. The Company has not recorded any interest and penalties on the unrecognized tax positions as the Company has continued to generate net operating losses after accounting for the unrecognized tax benefits. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
The Company and its subsidiaries are subject to United States federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2009; state and local income tax examinations before 2008; and foreign income tax examinations before 2009. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. The Company is not currently under Internal Revenue Service (“IRS”), state or local tax examination.
The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. Included within this legislation was an extension of the research and development credit which had previously expired on December 31, 2011. This legislation retroactively reinstates and extends the credit from the previous expiration date through December 31, 2013. As the legislation was not enacted until after the close of the year ended December 31, 2012, the income tax impact of the retroactive reinstatement and extension will not be recognized until 2013.  If the tax impact of the research and development credit was recognized, the Company does not anticipate any federal income tax benefit due to the existence of deferred tax assets offset by a valuation allowance.

15. 401(k) Plan
In 1995, the Company adopted a 401(k) Profit Sharing Plan (the “Plan”) covering substantially all of its employees. The defined contribution plan allows the employees to contribute a percentage of their compensation each year. The Company currently matches 50% of its employees’ contributions, up to 6% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying consolidated statements of operations and totaled $170,000, $134,000 and $103,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

16. Related Party Transactions
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
For the years ended December 31, 2012, 2011 and 2010, the Company recognized revenue from VGX Int’l of $577,000, $411,000 and $381,000, respectively, which consisted of licensing, collaborative research and development arrangements and other fees. Operating expenses related to VGX Int’l for the years ended December 31, 2012, 2011 and 2010 include $871,000, $5.3 million and $3.4 million, respectively, related primarily to biologics manufacturing. At December 31, 2012 and 2011 the Company had an accounts receivable balance of $36,000 and $20,000, respectively, from VGX Int’l and its subsidiaries.
For the year ended December 31, 2010, the Company received sublease income from VGX Int’l of $232,000 for the facility in The Woodlands, TX, which offset the Company’s lease expense. In November 2010, this facility lease was transferred to a wholly-owned subsidiary of VGX Int’l.
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
The Company's Chairman, Dr. Avtar Dhillon, is the non-executive Chairman of OncoSec.

At December 31, 2012 and 2011 the Company had an accounts receivable balance of $0 and $18,000, respectively, from OncoSec.
The Company has received payment of $1,000,000 from OncoSec as of December 31, 2012 and will receive an additional $2.0 million in scheduled payments over a period of approximately three years from the closing date and a royalty on any potential commercial product sales related to the SECTA technology if and when a product is approved. No receivable has been recorded for the $2.0 million due from OncoSec as collection is uncertain.

On September 28, 2011, the Company signed an amended agreement with OncoSec extending the term of the second payment owed to the Company in exchange for a warrant to purchase 1,000,000 shares of common stock of OncoSec. The warrant received was a five-year warrant with an exercise price of $1.20 per share. (See Note 5 for further discussion.)
On March 24, 2012, the Company signed a second amended agreement with OncoSec further extending the term of the payments owed to the Company in exchange for a warrant to purchase 3,000,000 shares of common stock of OncoSec. The warrant received was a five-year warrant with an exercise price of $1.00 per share. (See Note 5 for further discussion.)

17. Supplemental Disclosures of Cash Flow Information

	Year Ended	Year Ended	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Supplemental schedule of financing activities:
Interest paid	$—	$—	$61,152

18. Quarterly Financial Information (Unaudited)
The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2012 and 2011 (unaudited):

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Consolidated Statements of Operations:
Revenue:
License fee and milestone revenue	$120,546	$128,745	$127,157	$131,088
Revenue under collaborative research and development arrangements	36,233	116,234	—	—
Grants and miscellaneous revenue	977,974	609,717	308,925	1,562,033
Total revenues	1,134,753	854,696	436,082	1,693,121
Operating Expenses:
Research and development	4,442,841	4,972,319	4,527,086	4,042,579
General and administrative	2,919,000	2,674,362	2,696,909	2,488,088
Gain on sale of assets	—	(500,000)	—	(651,000)
Total operating expenses	7,361,841	7,146,681	7,223,995	5,879,667
Loss from operations	(6,227,088)	(6,291,985)	(6,787,913)	(4,186,546)
Interest and other income, net	56,520	37,013	41,036	31,544
Change in fair value of common stock warrants	3,049,649	(1,113,638)	3,594,782	(3,548,173)
Gain (Loss) from investment in affiliated entity	2,449,615	736,121	(992,373)	(561,544)
Net loss	(671,304)	(6,632,489)	(4,144,468)	(8,264,719)
Net loss attributable to non-controlling interest	12,553	10,413	11,289	9,770
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(658,751)	$(6,622,076)	$(4,133,179)	$(8,254,949)
Loss per common share—basic and diluted:
Net loss attributable to Inovio Pharmaceuticals, Inc. stockholders	$—	$(0.05)	$(0.03)	$(0.06)
Weighted average number of common shares—basic and diluted	140,704,889	135,389,308	134,968,394	134,968,394

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Consolidated Statements of Operations:
Revenue:
License fee and milestone revenue	$132,936	$183,138	$131,664	$120,118
Grants and miscellaneous revenue	1,499,732	2,454,423	2,288,099	2,985,147
Total revenues	1,632,668	2,637,561	2,419,763	3,105,265
Operating Expenses:
Research and development	4,158,400	6,987,824	4,463,978	4,421,799
General and administrative	3,253,990	2,323,188	3,092,386	3,319,232
Gain on sale of assets	—	(337,000)	—	(250,000)
Total operating expenses	7,412,390	8,974,012	7,556,364	7,491,031
Loss from operations	(5,779,722)	(6,336,451)	(5,136,601)	(4,385,766)
Interest and other income, net	18,893	5,738	7,799	1,855
Change in fair value of common stock warrants	1,113,076	346,956	4,898,758	2,331,868
(Loss) Gain from investment in affiliated entity	(840,436)	1,427,176	(2,607,227)	(370,011)
Net loss	(5,488,189)	(4,556,581)	(2,837,271)	(2,422,054)
Net loss attributable to non-controlling interest	11,948	14,649	15,112	9,441
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(5,476,241)	$(4,541,932)	$(2,822,159)	$(2,412,613)
Loss per common share—basic and diluted:
Net loss attributable to Inovio Pharmaceuticals, Inc. stockholders	$(0.04)	$(0.04)	$(0.02)	$(0.02)
Weighted average number of common shares—basic and diluted	129,382,305	127,256,907	127,256,364	120,922,577

19. Subsequent Events
Between January 1, 2013 and February 28, 2013, the Company sold 8,222,966 shares of common stock under its Sales Agreement for net proceeds of $5.6 million.
On March 7, 2013, the Company closed an underwritten offering of 27,377,266 shares of our common stock and warrants to purchase an aggregate of up to 13,688,633 shares of common stock. The shares and warrants are being sold in units at a price of $0.55 per unit, with each unit consisting of one share of common stock and a warrant to purchase 0.50 share of common stock at an exercise price of $0.7936 per share. The warrants have a term of five and one-half years. The net proceeds, after deducting the underwriters' discounts and other estimated offering expenses, and assuming no exercise of the warrants, were approximately $14.0 million.