Form 10-Q
period 2013-03-31
INOVIO PHARMACEUTICALS, INC.
filed 2013-05-10
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 179,940,861 as of May 3, 2013.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2013

Part I. Financial Information

Item 1.    Financial Statements
INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,086,799	$5,646,021
Short-term investments	7,978,345	8,034,001
Accounts receivable	1,029,158	830,433
Accounts receivable from affiliated entity	43,537	36,234
Prepaid expenses and other current assets	283,044	471,328
Prepaid expenses and other current assets from affiliated entity	832,494	887,167
Deferred tax asset	62,728	62,728
Total current assets	30,316,105	15,967,912
Restricted cash	100,497	100,410
Fixed assets, net	362,889	363,021
Investment in affiliated entity	9,867,248	10,703,332
Intangible assets, net	7,041,388	7,489,315
Goodwill	10,113,371	10,113,371
Common stock warrants	266,400	267,200
Other assets	133,543	134,193
Total assets	$58,201,441	$45,138,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,567,631	$3,181,574
Accounts payable and accrued expenses due to affiliated entity	377,732	187,275
Accrued clinical trial expenses	2,199,880	1,405,896
Common stock warrants	10,254,959	2,859,899
Deferred revenue	201,964	353,391
Deferred revenue from affiliated entity	376,042	388,542
Total current liabilities	15,978,208	8,376,577
Deferred revenue, net of current portion	86,948	88,609
Deferred revenue from affiliated entity, net of current portion	1,492,944	1,586,694
Deferred rent	58,349	65,076
Deferred tax liabilities	164,393	164,393
Total liabilities	17,780,842	10,281,349
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Common stock	179,941	144,313
Additional paid-in capital	278,289,806	263,897,116
Accumulated deficit	(238,604,249)	(229,760,129)
Accumulated other comprehensive income	66,518	73,362
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	39,932,016	34,354,662
Non-controlling interest	488,583	502,743
Total stockholders’ equity	40,420,599	34,857,405
Total liabilities and stockholders’ equity	$58,201,441	$45,138,754
See accompanying notes.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
License fee and milestone revenue	$14,259	$24,838
License fee and milestone revenue from affiliated entity	106,250	106,250
Grants and miscellaneous revenue	1,334,716	1,562,033
Total revenues	1,455,225	1,693,121
Operating expenses:
Research and development	5,115,112	4,042,579
General and administrative	2,974,153	2,488,088
Gain on sale of assets	—	(651,000)
Total operating expenses	8,089,265	5,879,667
Loss from operations	(6,634,040)	(4,186,546)
Other income (expense):
Interest and other income, net	39,460	31,544
Change in fair value of common stock warrants	(1,427,616)	(3,548,173)
Loss on investment in affiliated entity	(836,084)	(561,544)
Net loss	(8,858,280)	(8,264,719)
Net loss attributable to non-controlling interest	14,160	9,770
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(8,844,120)	$(8,254,949)
Loss per common share—basic and diluted:
Net loss per share attributable to Inovio Pharmaceuticals, Inc. stockholders	$(0.06)	$(0.06)
Weighted average number of common shares outstanding—basic and diluted	156,155,532	134,968,394
See accompanying notes.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(8,858,280)	$(8,264,719)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,189)	495
Unrealized (loss) gain on short-term investments	(5,655)	29,118
Comprehensive loss	(8,865,124)	(8,235,106)
Comprehensive loss attributable to non-controlling interest	14,160	9,770
Comprehensive loss attributable to Inovio Pharmaceuticals, Inc.	$(8,850,964)	$(8,225,336)

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(8,858,280)	$(8,264,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	39,841	36,816
Amortization of intangible assets	447,927	460,616
Change in value of common stock warrants	1,427,616	3,548,173
Stock-based compensation	519,218	602,904
Interest income accrued on short-term investments	(506)	386
Deferred rent	(6,727)	(215)
Loss on investment in affiliated entity	836,084	561,544
Transaction costs associated with issuance of warrants	315,970	—
Gain on sale of intangible assets	—	(651,000)
Changes in operating assets and liabilities:
Accounts receivable	(198,725)	(408,821)
Accounts receivable from affiliated entity	(7,303)	(660)
Prepaid expenses and other current assets	188,284	(14,684)
Prepaid expenses and other current assets from affiliated entity	54,673	40,296
Restricted cash	(87)	(87)
Other assets	650	16,349
Accounts payable and accrued expenses	180,041	(1,287,758)
Accounts payable and accrued expenses due to affiliated entity	190,457	61,814
Deferred revenue	(153,088)	(32,167)
Deferred revenue from affiliated entity	(106,250)	(106,250)
Net cash used in operating activities	(5,130,205)	(5,437,463)
Cash flows from investing activities:
Purchases of investments	(400,000)	(3,108,920)
Maturities of investments	450,507	2,271,000
Purchases of capital assets	(39,709)	(96,333)
Proceeds from sale of intangible assets	—	150,000
Net cash provided by (used in) investing activities	10,798	(784,253)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	19,556,383	—
Proceeds from stock option exercises	4,991	—
Net cash provided by financing activities	19,561,374	—
Effect of exchange rate changes on cash and cash equivalents	(1,189)	495
Increase (Decrease) in cash and cash equivalents	14,440,778	(6,221,221)
Cash and cash equivalents, beginning of period	5,646,021	17,350,116
Cash and cash equivalents, end of period	$20,086,799	$11,128,895
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

2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of March 31, 2013, condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, condensed consolidated statements of comprehensive loss for the three months ended March 31, 2013 and 2012 and the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2013 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, included in the Company's Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2013. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events after the balance sheet date of March 31, 2013 through the date it filed these unaudited condensed consolidated financial statements with the SEC.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The Company incurred a net loss of $8.8 million for the three months ended March 31, 2013. The Company had working capital of $14.3 million and an accumulated deficit of $238.6 million as of March 31, 2013. The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These unaudited interim condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business. The Company's unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.
3. Impact of Recently Issued Accounting Standards
The recent pronouncements below may have a significant effect on the Company's financial statements. Recent pronouncements that are not anticipated to have an impact on or are unrelated to the Company's financial condition, results of operations, or related disclosures are not discussed.
Accounting Standards Update (“ASU”), No. 2013-02-In February 2013, the Financial Accounting Standards Board (“FASB”) issued an ASU which amended the disclosure requirements regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment does not change the current requirement for reporting net income or other comprehensive income, but requires additional disclosures about significant amounts reclassified out of accumulated other comprehensive income including the effect of the reclassification on the related net income line items. The Company has adopted ASU 2013-02 prospectively effective January 1, 2013 and the adoption is not expected to have a significant impact on its financial statements as the requirements are disclosure only in nature.
4. Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. In conjunction with the acquisition in June 2009 of VGX Pharmaceuticals (the “Merger”), the Company acquired an 88% interest in VGX Animal Health and certain shares in VGX International, Inc. (“VGX Int'l”) (a publicly-traded company in South Korea). The Company consolidates Genetronics, Inc., VGX Pharmaceuticals and its subsidiary VGX Animal Health and records a non-controlling interest for the 9% of VGX Animal Health it does not own as of March 31, 2013 and December 31, 2012. The Company's investment in VGX Int'l, which is recorded as investment in affiliated entity within the condensed consolidated balance sheets is accounted for at fair value on a recurring basis, with changes in fair value recorded on the condensed consolidated statements of operations within gain (loss) on investment in affiliated entity. All intercompany accounts and transactions have been eliminated upon consolidation.
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

5. Investments
Investments consist of mutual funds at March 31, 2013 and of certificates of deposit, mutual funds, and municipal bonds at December 31, 2012. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) until realized. A decline in the market value of any investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the investment is established. No such impairment charges were recorded during the three months ended March 31, 2013.
The following is a summary of investments as of March 31, 2013 and December 31, 2012:

		As of March 31, 2013
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	Less than 1	$7,900,063	$78,837	$(555)	$7,978,345
Total investments		$7,900,063	$78,837	$(555)	$7,978,345

		As of December 31, 2012
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	Less than 1	$7,500,063	$83,868	$—	$7,583,931
Certificates of deposit	Less than 1	250,000	—	—	250,000
Municipal bonds	Less than 1	201,470	—	(1,400)	200,070
Total investments		$7,951,533	$83,868	$(1,400)	$8,034,001

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
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013:

	Fair Value Measurements at
	March 31, 2013
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Unobservable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$15,832,391	$15,832,391		$—
Mutual funds	7,978,345	—	7,978,345	—
Investment in affiliated entity	9,867,248	9,867,248	—	—
Common stock warrants	266,400	—	—	266,400
Total Assets	$33,944,384	$25,699,639	$7,978,345	$266,400
Liabilities:
Common stock warrants	$10,254,959	$—	$—	$10,254,959
Total Liabilities	$10,254,959	$—	$—	$10,254,959

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012:

	Fair Value Measurements at
	December 31, 2012
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Unobservable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$1,686,406	$1,686,406	$—	$—
Mutual funds	7,583,931	—	7,583,931	—
Certificates of deposit	250,000	—	250,000	—
Municipal bonds	200,070	—	200,070	—
Investment in affiliated entity	10,703,332	10,703,332	—	—
Common stock warrants	267,200	—	—	267,200
Total Assets	$20,690,939	$12,389,738	$8,034,001	$267,200
Liabilities:
Common stock warrants	$2,859,899	$—	$—	$2,859,899
Total Liabilities	$2,859,899	$—	$—	$2,859,899

Level 1 assets include money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investment in VGX Int’l, for which the fair value is based on the market value of 8,220,775 common shares on March 31, 2013 and December 31, 2012, listed on the Korean Stock Exchange. The Company accounts for its investment at fair value on a recurring basis.

Level 2 assets at March 31, 2013 include mutual funds held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. We obtain the fair value of our Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. Our professional pricing service gathers quoted market prices and observable inputs for all of mutual funds from a variety of industry data providers. The valuation techniques used to measure the fair value of our Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. We validate the quoted market prices provided by our primary pricing service by comparing their assessment of the fair values of our investment portfolio balance against the fair values of our investment portfolio balance obtained from an independent source, which may include our investment managers.

Level 3 assets at March 31, 2013 include two warrants received by the Company to purchase shares of common stock of OncoSec Medical Incorporated (“OncoSec”), in connection with the first and second amendments to the Asset Purchase Agreement between the Company and OncoSec signed in September 2011 and March 2012, respectively. The first warrant to purchase 1,000,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $1.20 per share. The second warrant to purchase 3,000,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $1.00 per share.

As of March 31, 2013 the Company recorded a long-term asset of approximately $266,000 associated with the warrants received to purchase common stock of OncoSec. The Company valued the warrants received in March 2012 as of the issuance date using the Black Scholes pricing model and recorded a $501,000 gain on sale of assets within the condensed consolidated statement of operations. Inputs used in the pricing model include estimates of OncoSec stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on publicly available historical data and knowledge of OncoSec. The Company reassesses the fair value of the warrants at each reporting date. The assumptions used to estimate the fair values of the OncoSec common stock warrants at March 31, 2013 are presented below:

Risk-free interest rate	0.36%
Expected volatility	85%
Expected life in years	3.5-4.0
Dividend yield	—

As a result of these calculations, the Company recorded a decrease in fair value of the two warrants of $800 and $307,000 for the three months ended March 31, 2013 and 2012, respectively. The change in fair value is reflected in the Company's condensed consolidated statement of operations as a component of change in fair value of common stock warrants.
The following table presents a summary of changes in fair value of the Company’s total Level 3 financial assets for the three months ended March 31, 2013:

Balance at January 1, 2013	$267,200
Decrease in fair value included in change in fair value of common stock warrants	(800)
Balance at March 31, 2013	$266,400

Level 3 liabilities held as of March 31, 2013 and December 31, 2012 consist of common stock warrant liabilities associated with warrants to purchase the Company's common stock issued in July 2009, January 2011, December 2011 and March 2013. If unexercised, the warrants will expire at various dates between July 2014 and September 2018.
As of March 31, 2013 the Company recorded a $10.3 million common stock warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. The range of assumptions used to estimate the fair values of common stock warrants at March 31, 2013 are presented below:

Risk-free interest rate	0.16%-0.85%
Expected volatility	64%-119%
Expected life in years	1.25-5.45
Dividend yield	—
Changes in these assumptions as well as in the Company's stock price on the reporting date can have a significant impact on the fair value of the common stock warrant liability. As a result of these calculations, the Company recorded an increase in fair value of $1.4 million and $3.5 million for the three months ended March 31, 2013 and 2012, respectively. The change in fair value is reflected in the Company's condensed consolidated statement of operations as a component of change in fair value of common stock warrants.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the three months ended March 31, 2013:

Balance at January 1, 2013	$2,859,899
Record fair value of warrants issued in March 2013 financing	5,968,244
Increase in fair value included in change in fair value of common stock warrants	1,426,816
Balance at March 31, 2013	$10,254,959

7. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		March 31, 2013			December 31, 2012
	Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill(a)		$10,113,371	$—	$10,113,371	$10,113,371	$—	$10,113,371
Amortizing:
Patents	8 – 17	5,802,528	(4,926,854)	875,674	5,802,528	(4,852,673)	949,855
Licenses	8 – 17	1,323,761	(1,054,057)	269,704	1,323,761	(1,046,870)	276,891
CELLECTRA®(b)	5 – 11	8,106,270	(4,636,622)	3,469,648	8,106,270	(4,334,234)	3,772,036
GHRH(b)	11	335,314	(121,452)	213,862	335,314	(113,531)	221,783
Other(c)	18	4,050,000	(1,837,500)	2,212,500	4,050,000	(1,781,250)	2,268,750
Total intangible assets		19,617,873	(12,576,485)	7,041,388	19,617,873	(12,128,558)	7,489,315
Total goodwill and intangible assets		$29,731,244	$(12,576,485)	$17,154,759	$29,731,244	$(12,128,558)	$17,602,686

(a)	Goodwill was recorded from the Inovio AS acquisition in January 2005 and from the acquisition of VGX in June 2009 for $3.9 million and $6.2 million, respectively.

(b)	CELLECTRA® and GHRH are developed technologies which were recorded from the acquisition of VGX.

(c)	Other intangible assets represent the fair value of acquired contracts and intellectual property from the Inovio AS acquisition.
Aggregate amortization expense on intangible assets for the three months ended March 31, 2013 and 2012 was $448,000 and $461,000, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $1.3 million for the remainder of fiscal year 2013, $943,000 for 2014, $870,000 for 2015, $816,000 for 2016, $775,000 for 2017 and $773,000 for 2018.

8. Stockholders’ Equity

The following is a summary of the Company's authorized and issued common and preferred stock as of March 31, 2013 and December 31, 2012:

			Outstanding as of
	Authorized	Issued	March 31, 2013	December 31, 2012
Common Stock, par $0.001	300,000,000	179,940,861	179,940,861	144,313,005
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	26	26
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	—	—
Common Stock
In March 2013, the Company completed an underwritten offering of 27,377,266 shares of common stock and warrants to purchase an aggregate of up to 13,688,633 shares of common stock. The shares and warrants were sold in units at a price of $0.55 per unit, with each unit consisting of one share of common stock and a warrant to purchase 0.50 share of common stock at an exercise price of $0.7936 per share. The warrants have a term of five and one-half years. The net proceeds, after deducting the underwriters' discounts and other offering expenses, were approximately $14.0 million. The Company valued the registered warrants issued in connection with the March 2013 financing as of the issuance date using the Black Scholes pricing model and recorded a current liability on the condensed consolidated balance sheet of $6.0 million. The warrants were subsequently revalued and the Company recorded the increase in fair value of $657,000 to change in fair value of common stock warrants on the condensed consolidated statement of operations for the three months ended March 31, 2013. As of March 31, 2013, none of these warrants had been exercised. Transaction costs associated with the issuance of the warrants were allocated by using the relative fair value approach. These transaction costs of $316,000 were immediately expensed and included as part of general and administrative expense in the Company's condensed consolidated statement of operations for the three months ended March 31, 2013.
In June 2012, the Company entered into an "at-the-market" (ATM) sales agreement (the “Sales Agreement”) with an outside placement agent (the “Placement Agent”) to sell shares of its common stock with aggregate gross proceeds of up to $25.0 million from time to time, through an ATM equity offering program under which the Placement Agent will act as sales agent. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that the Placement Agent will be entitled to compensation for its services in an amount equal to 3.0% of the gross proceeds from the sales of shares sold through the Placement Agent under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement.
During the three months ended March 31, 2013, the Company sold a total of 8,222,966 shares of common stock under the ATM Sales Agreement. The sales were made at a weighted average price of $0.70 per share with net proceeds to the Company of $5.6 million.
During the year ended December 31, 2012, the Company sold a total of 9,344,611 shares of common stock under the ATM Sales Agreement. The sales were made at a weighted average price of $0.59 per share with net proceeds to the Company of $5.3 million.
The Company accounts for registered common stock warrants issued in July 2009, January 2011, December 2011 and March 2013 under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. The Company classifies registered warrants on the condensed consolidated balance sheet as a current liability which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The Company develops its estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. The Company uses the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the condensed consolidated statement of operations as “Change in fair value of common stock warrants.”

Warrants

The following table summarizes the warrants outstanding as of March 31, 2013 and December 31, 2012:

			As of March 31, 2013		As of December 31, 2012
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants	Common Stock Warrant Liability	Number of Warrants	Common Stock Warrant Liability
March 2013 financing	$0.79	September 12, 2018	13,688,633	$6,625,297	—	$—
December 2011 financing	$0.65	December 6, 2016	5,774,784	2,425,409	5,774,784	2,078,921
January 2011 financing	$1.40	January 27, 2016	10,565,200	1,202,320	10,565,200	779,711
July 2009 financing	$3.38	July 1, 2014	333,333	1,933	333,333	1,267
Warrants assumed in June 2009 Merger	$0.05-$1.28	April 9, 2013- April 28, 2016	4,865,579	—	4,920,527	—
Total			35,227,529	$10,254,959	21,593,844	$2,859,899

In March 2013, warrants expired to purchase 54,948 shares of our common stock which were assumed in the June 2009 Merger.

In August 2012, warrants expired to purchase 150,000 shares of our common stock issued in connection with consulting services received in August 2007.
Stock Options
The Company has one active stock and cash-based incentive plan, the Amended and Restated 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees. The Incentive Plan was adopted on March 31, 2007, approved by the stockholders on May 4, 2007, approved by the stockholders as amended on May 2, 2008, and approved by the stockholders as amended and restated on August 25, 2009 and May 14, 2010. On May 14, 2010 the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 2,000,000 and to provide that the aggregate number of shares available for grant under the Incentive Plan will be increased on January 1 of each year beginning in 2011 by a number of shares equal to the lesser of (1) 2,055,331 or (2) such lesser number of shares as may be determined by the Board. At March 31, 2013, the Incentive Plan reserves 11,915,993 shares of common stock for issuance as or upon exercise of incentive awards granted and to be granted at future dates. At March 31, 2013, the Company had 1,353,868 shares of common stock available for future grant under the Incentive Plan, and 240,000 shares of vested restricted stock and options to purchase 9,998,912 shares of common stock outstanding under the Incentive Plan. The awards granted and available for future grant under the Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The Incentive Plan terminates by its terms on March 31, 2017.
The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the Amended 2000 Stock Option Plan and the VGX Equity Compensation Plan, under which the Company had options to purchase 1,276,435 and 7,218,176 shares of common stock outstanding at March 31, 2013, respectively. The terms and conditions of the options outstanding under these plans remain unchanged.

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

The following table summarizes potential common shares that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect:

	As of March 31,
Common Stock Equivalents	2013	2012
Options to purchase common stock	18,493,523	16,495,527
Warrants to purchase common stock	35,227,529	21,743,844
Convertible preferred stock	38,233	38,233
Total	53,759,285	38,277,604

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
The weighted average assumptions used in the Black-Scholes model for employees and directors are presented below:

	Three Months Ended March 31,
	2013	2012
Risk-free interest rate	0.40%	0.36%
Expected volatility	113%	132%
Expected life in years	4	4
Dividend yield	—	—
Forfeiture rate	8%	10%

Total employee compensation cost for the Company's stock plan recognized in the condensed consolidated statement of operations for the three months ended March 31, 2013 and 2012 was $450,000 and $505,000, respectively, of which $235,000 and $234,000 was included in research and development expenses and $215,000 and $271,000 was included in general and administrative expenses, respectively.
At March 31, 2013, there was $1.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.4 years.
The weighted average grant date fair value per share was $0.40 and $0.48 for employee stock options granted during the three months ended March 31, 2013 and 2012, respectively.
The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three months ended March 31, 2013 and 2012 was $69,000 and $98,000, respectively.

11. Related Party Transactions
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
For the three months ended March 31, 2013 and 2012, the Company recognized revenue from VGX Int’l of $106,000 and $106,000, respectively, which consisted of licensing and other fees. Operating expenses related to VGX Int’l for the three months ended March 31, 2013 and 2012 include $455,000 and $190,000, respectively, related primarily to biologics manufacturing. At March 31, 2013 and December 31, 2012, the Company had an accounts receivable balance of $44,000 and $36,000, respectively, from VGX Int’l and its subsidiaries.
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

12. Subsequent Events

In April 2013 the Company entered into an office lease (the “Lease”) with BMR-Wateridge LP, located in San Diego, California. The Company expects to occupy the space commencing in the Fall of 2013. The initial term of the Lease is ten years. The Company intends to use the facility for office and research and development purposes.

The base rent adjusts periodically throughout the ten year term of the Lease, with monthly payments ranging from zero to $82,945. In addition, the Company will pay the landlord its share of operating expenses and a property management fee and has paid a security deposit of $64,000.

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
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors that affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the Caption “Risk Factors” and under the captions “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” and in our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Recent Developments
In March 2013, we completed an underwritten offering of 27,377,266 shares of our common stock and warrants to purchase an aggregate of up to 13,688,633 shares of common stock. The shares and warrants were sold in units at a price of $0.55 per unit, with each unit consisting of one share of common stock and a warrant to purchase 0.50 shares of common stock at an exercise price of $0.7936 per share. The warrants have a term of five and one-half years. The net proceeds, after deducting the underwriters' discounts and other offering expenses, were approximately $14.0 million.
As of March 31, 2013 we had an accumulated deficit of $238.6 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Critical Accounting Policies
The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment. Our discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. There have been no changes to our critical accounting policies during the three months ended March 31, 2013. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies include:
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
Valuation and Impairment Evaluations of Goodwill and Intangible Assets. Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. As of March 31, 2013, our intangible assets resulting from the acquisition of VGX and Inovio AS, and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $7.0 million. Intangible assets are amortized over their estimated useful lives ranging from 5 to 18 years. We are concurrently conducting pre-clinical, Phase I, and Phase II trials using acquired intangibles, and we have entered into certain significant licensing agreements for use of these acquired intangibles.
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
The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, we reduce the carrying value of the intangible asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from our intangible assets will exceed the intangible assets' carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2013.
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

Transaction costs associated with the issuance of warrants classified on the condensed consolidated balance sheet as a current liability are expensed immediately and included as part of general and administrative expense on the condensed consolidated statement of operations.

Adoption of Recent Accounting Pronouncements
We describe below recent pronouncements that may have a significant effect on our financial statements. Recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or related disclosures are not discussed.
Accounting Standards Update (“ASU”), No. 2013-02-In February 2013, the Financial Accounting Standards Board (“FASB”) issued an ASU which amended the disclosure requirements regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment does not change the current requirement for reporting net income or other comprehensive income, but requires additional disclosures about significant amounts reclassified out of accumulated other comprehensive income including the effect of the reclassification on the related net income line items. We have adopted ASU 2013-02 prospectively effective January 1, 2013 and the adoption is not expected to have a significant impact on our financial statements as the requirements are disclosure only in nature.

Results of Operations
Revenue. We had total revenue of $1.5 million and $1.7 million for the three months ended March 31, 2013 and March 31, 2012, respectively. Revenue primarily consists of license fees and grants and government contracts.
Revenue from license fees and milestone revenue was $121,000 and $131,000 for the three months ended March 31, 2013 and 2012, respectively.
During the three months ended March 31, 2013 and 2012, we recorded grant and miscellaneous revenue of $1.3 million and $1.6 million, respectively. The decrease was primarily due to less revenue recognized from our contract with the NIAID of $1.0 million for the three months ended March 31, 2013 as compared to $1.5 million for the same period in 2012. The NIAID contract, which was modified in September 2011, has an initial term of five years with two one-year options (period of performance is September 30, 2008 - September 29, 2015 including the two options). The current approved funding of the contract for the five years is $23.0 million with option years six and seven valued at $1.3 million and $1.0 million, respectively, for a total potential value of $25.3 million, and will fund research and development for HIV DNA-based vaccines delivered via our proprietary electroporation system. This decrease was partially offset by an increase in revenue recognized under our PATH Malaria Vaccine Initiative (“MVI”) contract of $129,000 for the three months ended March 31, 2013 as compared to no revenue for the same period in 2012 due to the initiation of the third amendment in October 2012. PATH is an international nonprofit organization funded by private donors. We have a research program and agreement with the PATH MVI to evaluate in a preclinical feasibility study our SynCon® DNA vaccine development platform to target antigens from Plasmodium species and deliver them intradermally using the CELLECTRA® electroporation device. The initial agreement with MVI was for $685,000 and was completed in February 2010. In September 2010 we entered into an amended agreement with PATH to further this study in non-human primates. The amended agreement had a total value of $804,000 and was completed in August 2011. In October 2012 we entered into a third amendment with PATH MVI for a total value of $887,000 for the conduct of feasibility studies, process development activities, and manufacture of cell banks to be utilized in Phase 1 clinical trials. The overall decrease in grant and miscellaneous revenue was also offset by an increase of $90,000 in revenue recognized from our U.S. Department of Defense Small Business Innovation Research Grant.
Research and Development Expenses. Research and development expenses for the three months ended March 31, 2013 and 2012, were $5.1 million and $4.0 million, respectively. The increase for the three-month period year over year, was primarily due to $788,000 in higher clinical expenses related to our ongoing HPV-003 clinical trial, $173,000 in higher compensation and related expenses due to increased employee headcount and $160,000 in higher costs related to work performed for the NIAID contract.
General and Administrative Expenses. General and administrative expenses, which include business development expenses and the amortization of intangible assets, for the three months ended March 31, 2013 and 2012, were $3.0 million and $2.5 million, respectively. The increase for the three-month period year over year was primarily due to the transaction costs of $316,000 associated with the issuance of warrants in the March 2013 financing as well as $130,000 in higher corporate and patent legal fees.
Stock-based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee's requisite service period. Total employee compensation cost for our stock plans for the three months ended March 31, 2013 and 2012 was $450,000 and $505,000, respectively. From these amounts, $235,000 and $234,000 were included in research and development expenses and $215,000 and $271,000 were included in general and administrative expenses, respectively. The decrease for the three-month period year over year was primarily due to a lower valuation of the employee stock options granted during the period.
Interest and Other Income, net. Interest and other income, net, for the three months ended March 31, 2013 and 2012 was $39,000 and $32,000 respectively. The increase was primarily due to a higher interest rate earned on our short-term investment accounts.
Change in fair value of common stock warrants. The change in fair value of common stock warrants for the three months ended March 31, 2013 and 2012 was $(1.4 million) and $(3.5 million), respectively. The variance is primarily due to the revaluation of registered common stock warrants issued by us in March 2013, December 2011 and January 2011. We revalue warrants at each balance sheet date to fair value. If unexercised, the warrants will expire at various dates between April 2013 and September 2018.
Gain (Loss) from investment in affiliated entity. Gain (loss) is a result of the change in the fair market value of the investment as of March 31, 2013.
Gain on Sale of Assets. The gain on sale of assets is related to the March 2011 Asset Purchase Agreement with OncoSec. The gain recorded during 2012 is related to the cash received related to the sale as well as the initial fair value of the warrants received in connection with the second amendment to the Asset Purchase Agreement signed in March 2012 (See Note 6).

Liquidity and Capital Resources
Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

Working Capital and Liquidity
As of March 31, 2013 we had cash and short term investments of $28.1 million and working capital of $14.3 million, as compared to $13.7 million and $7.6 million, respectively, as of December 31, 2012. The increase in cash and short term investments as well as working capital during the three months ended March 31, 2013 was primarily due to our March 2013 financing as well as proceeds from our ATM Sales Agreement, offset by expenditures related to our research and development activities and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.
Net cash used in operating activities was $5.1 million and $5.4 million for the three months ended March 31, 2013 and 2012, respectively.
Net cash provided by (used in) investing activities was $11,000 and $(784,000) for the three months ended March 31, 2013 and 20112, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Net cash provided by financing activities was $19.6 million for the three months ended March 31, 2013 related to proceeds received from our March 2013 financing as well as from our ATM Sales Agreement during the period. There was no cash provided by financing activities during the three months ended March 31, 2012.
In March 2013, we completed an underwritten offering of 27,377,266 shares of our common stock and warrants to purchase an aggregate of up to 13,688,633 shares of common stock. The shares and warrants were sold in units at a price of $0.55 per unit, with each unit consisting of one share of common stock and a warrant to purchase 0.50 shares of common stock at an exercise price of $0.7936 per share. The warrants have a term of five and one-half years. The net proceeds, after deducting the underwriters' discounts and other offering expenses, were approximately $14.0 million.
In June 2012, we entered into an "at-the-market" (ATM) sales agreement (the "Sales Agreement”) with an outside placement agent (the “Placement Agent”) to sell shares of our common stock with aggregate gross proceeds of up to $25.0 million from time to time, through an ATM equity offering program under which the Placement Agent will act as sales agent. During the three months ended March 31, 2013, we sold 8,222,966 shares of common stock under the ATM Sales Agreement for net proceeds of $5.6 million. As of December 31, 2012 we sold 9,344,611 shares of common stock under the ATM Sales Agreement for net proceeds of $5.3 million.

As of March 31, 2013, we had an accumulated deficit of $238.6 million. We have operated at a loss since 1994, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that current cash and cash equivalents plus short-term investments are sufficient to meet planned working capital requirements through the fourth quarter of 2014. We will continue to rely on outside sources of financing to meet our capital needs beyond this time.

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
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the three months ended March 31, 2013, have been made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investment in VGX Int'l which is denominated in South Korean Won. We do not have any foreign currency hedging instruments in place.
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
Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2013.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
Not applicable.

ITEM 1A.    RISK FACTORS
The following Risk Factors do not reflect any material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the Securities and Exchange Commission on March 18, 2013. You should carefully consider and evaluate each of the following factors as well as the other information in this quarterly report on Form 10-Q, including our financial statements and the related notes, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also consider the more detailed description of our business contained in our annual report on Form 10-K for the year ended December 31, 2012.
Risks Related to Our Business and Industry
We have incurred losses since inception, expect to incur significant net losses in the foreseeable future and may never become profitable.
We have experienced significant operating losses to date; as of March 31, 2013 our accumulated deficit was approximately $238.6 million. We have generated limited revenues, primarily consisting of license and grant revenue, and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability. We believe that current cash and cash equivalents plus short-term investments are sufficient to meet planned working capital requirements through 2014. We will continue to rely on outside sources of financing to meet our capital needs beyond this time.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.    DEFAULT UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Not applicable.

ITEM 6.    EXHIBITS

(a)    Exhibits

Exhibit Number	Description of Document
10.1	Lease Agreement dated April 9, 2013 by and between BMR-Wateridge, LP and Inovio Pharmaceuticals, Inc. (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Inovio Pharmaceuticals, Inc.

Date: May 10, 2013	By:	/s/ J. JOSEPH KIM
J. Joseph Kim President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2013	By:	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)