Form 10-Q
period 2013-09-30
INOVIO PHARMACEUTICALS, INC.
filed 2013-11-12
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 208,376,469, as of November 4, 2013.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended September 30, 2013

Part I. Financial Information

Item 1.    Financial Statements
INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,067,421	$5,646,021
Short-term investments	13,104,863	8,034,001
Accounts receivable	10,574,199	830,433
Accounts receivable from affiliated entity	—	36,234
Prepaid expenses and other current assets	471,867	471,328
Prepaid expenses and other current assets from affiliated entity	573,017	887,167
Deferred tax asset	62,728	62,728
Total current assets	57,854,095	15,967,912
Restricted cash	100,674	100,410
Fixed assets, net	2,290,566	363,021
Investment in affiliated entity	11,084,123	10,703,332
Intangible assets, net	6,156,635	7,489,315
Goodwill	10,113,371	10,113,371
Common stock warrants	244,900	267,200
Other assets	171,000	134,193
Total assets	$88,015,364	$45,138,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,020,494	$3,181,574
Accounts payable and accrued expenses due to affiliated entity	494,460	187,275
Accrued clinical trial expenses	1,359,071	1,405,896
Common stock warrants	14,095,818	2,859,899
Deferred revenue	66,998	353,391
Deferred revenue from affiliated entity	401,041	388,542
Total current liabilities	20,437,882	8,376,577
Deferred revenue, net of current portion	1,724,547	88,609
Deferred revenue from affiliated entity, net of current portion	1,305,444	1,586,694
Deferred rent	2,166,849	65,076
Deferred tax liabilities	164,393	164,393
Total liabilities	25,799,115	10,281,349
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Common stock	207,620	144,313
Additional paid-in capital	341,979,766	263,897,116
Accumulated deficit	(280,334,247)	(229,760,129)
Accumulated other comprehensive (loss) income	(98,022)	73,362
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	61,755,117	34,354,662
Non-controlling interest	461,132	502,743
Total stockholders’ equity	62,216,249	34,857,405
Total liabilities and stockholders’ equity	$88,015,364	$45,138,754
See accompanying notes.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
License fee and milestone revenue	$8,388,760	$22,495	$8,417,330	$68,240
License fee and milestone revenue from affiliated entity	106,250	106,250	318,750	318,750
Revenue under collaborative research and development arrangements with affiliated entity	—	116,234	—	116,234
Grants and miscellaneous revenue	991,835	609,717	2,991,600	2,480,675
Total revenues	9,486,845	854,696	11,727,680	2,983,899
Operating expenses:
Research and development	5,438,405	4,972,319	14,964,599	13,541,984
General and administrative	3,282,796	2,674,362	9,303,535	7,859,359
Gain on sale of assets	—	(500,000)	(1,000,000)	(1,151,000)
Total operating expenses	8,721,201	7,146,681	23,268,134	20,250,343
Income (Loss) from operations	765,644	(6,291,985)	(11,540,454)	(17,266,444)
Other income (expense):
Interest and other income, net	46,787	37,013	123,638	109,593
Change in fair value of common stock warrants	(34,952,210)	(1,113,638)	(39,579,704)	(1,067,029)
Gain (Loss) on investment in affiliated entity	3,248,926	736,121	380,791	(817,796)
Net loss	(30,890,853)	(6,632,489)	(50,615,729)	(19,041,676)
Net loss attributable to non-controlling interest	13,443	10,413	41,611	31,472
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(30,877,410)	$(6,622,076)	$(50,574,118)	$(19,010,204)
Loss per common share—basic and diluted:
Net loss per share attributable to Inovio Pharmaceuticals, Inc. stockholders	$(0.16)	$(0.05)	$(0.29)	$(0.14)
Weighted average number of common shares outstanding—basic and diluted	191,956,155	135,389,308	176,183,075	135,108,699
See accompanying notes.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(30,890,853)	$(6,632,489)	$(50,615,729)	$(19,041,676)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,331	684	(344)	697
Unrealized (loss) gain on short-term investments	(2,917)	27,904	(171,040)	57,012
Comprehensive loss	(30,892,439)	(6,603,901)	(50,787,113)	(18,983,967)
Comprehensive loss attributable to non-controlling interest	13,443	10,413	41,611	31,472
Comprehensive loss attributable to Inovio Pharmaceuticals, Inc.	$(30,878,996)	$(6,593,488)	$(50,745,502)	$(18,952,495)

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(50,615,729)	$(19,041,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	124,552	124,123
Amortization of intangible assets	1,332,680	1,370,744
Change in value of common stock warrants	39,579,704	1,067,029
Stock-based compensation	1,338,427	1,176,874
Interest income accrued on short-term investments	(507)	(1,148)
Deferred rent	300,273	(10,852)
(Gain) Loss on investment in affiliated entity	(380,791)	817,796
Transaction costs associated with issuance of warrants	315,970	—
Gain on sale of intangible assets	(1,000,000)	(1,151,000)
Changes in operating assets and liabilities:
Accounts receivable	(9,743,766)	(13,538)
Accounts receivable from affiliated entity	36,234	(95,914)
Prepaid expenses and other current assets	(64,139)	258,328
Prepaid expenses and other current assets from affiliated entity	314,150	(245,440)
Restricted cash	(264)	(264)
Other assets	26,793	(14,794)
Accounts payable and accrued expenses	792,095	(860,232)
Accounts payable and accrued expenses due to affiliated entity	307,185	89,757
Deferred revenue	1,349,545	14,465
Deferred revenue from affiliated entity	(268,751)	(268,750)
Net cash used in operating activities	(16,256,339)	(16,784,492)
Cash flows from investing activities:
Purchases of investments	(5,691,902)	(7,642,157)
Maturities of investments	450,507	10,008,771
Purchases of capital assets	(250,597)	(219,865)
Proceeds from sale of intangible assets	1,000,000	650,000
Net cash (used in) provided by investing activities	(4,491,992)	2,796,749
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	29,077,495	1,225,588
Proceeds from stock option and warrant exercises	19,092,580	—
Net cash provided by financing activities	48,170,075	1,225,588
Effect of exchange rate changes on cash and cash equivalents	(344)	697
Increase (Decrease) in cash and cash equivalents	27,421,400	(12,761,458)
Cash and cash equivalents, beginning of period	5,646,021	17,350,116
Cash and cash equivalents, end of period	$33,067,421	$4,588,658
See accompanying notes.

INOVIO PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business
Inovio Pharmaceuticals, Inc. (the “Company” or “Inovio”) is engaged in the discovery and development of a new generation of vaccines and immune therapies, called synthetic vaccines, focused on cancers and infectious diseases. The Company's DNA-based SynCon® technology is designed to provide universal protection against known as well as new unmatched strains of pathogens such as influenza and also generate strong T-cell responses to fight cancers and infectious diseases. The Company's preclinical development and clinical programs include cervical dysplasia/cancer (therapeutic), influenza (preventive), prostate cancer (therapeutic), leukemia (therapeutic), hepatitis C virus, hepatitis B virus, HIV, and malaria vaccines. The Company's partners and collaborators include Roche, University of Pennsylvania, Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, Program for Appropriate Technology in Health/Malaria Vaccine Initiative (“PATH” or “MVI”), National Institute of Allergy and Infectious Diseases (“NIAID”), Merck, University of Southampton, United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”) and Department of Homeland Security (“DHS”).

2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of September 30, 2013, condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2013 and 2012 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2013 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, included in the Company's Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2013. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events after the balance sheet date of September 30, 2013 through the date it filed these unaudited condensed consolidated financial statements with the SEC.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The Company incurred a net loss of $30.9 million and $50.6 million, respectively, for the three and nine months ended September 30, 2013. The Company had working capital of $37.4 million and an accumulated deficit of $280.3 million as of September 30, 2013. The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These unaudited interim condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business. The Company's unaudited interim condensed consolidated financial statements as of and for the period ended September 30, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.
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
4. Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. In conjunction with the acquisition in June 2009 of VGX Pharmaceuticals (the “Merger”), the Company acquired an 88% interest in VGX Animal Health and certain shares in VGX International, Inc. (“VGX Int'l”) (a publicly-traded company in South Korea). The Company consolidates Genetronics, Inc., VGX Pharmaceuticals and its subsidiary VGX Animal Health and records a non-controlling interest for the 9% of VGX Animal Health it does not own as of September 30, 2013 and December 31, 2012. The Company's investment in VGX Int'l, which is recorded as investment in affiliated entity within the condensed consolidated balance sheets is accounted for at fair value on a recurring basis, with changes in fair value recorded on the condensed consolidated statements of operations within gain (loss) on investment in affiliated entity. All intercompany accounts and transactions have been eliminated upon consolidation.
Variable Interest Entities
In June 2009, the FASB issued authoritative guidance that requires companies to perform a qualitative analysis to determine whether a variable interest in another entity represents a controlling financial interest in a variable interest entity. A controlling financial interest in a variable interest entity is characterized by having both the power to direct the most significant activities of the entity and the obligation to absorb losses or the right to receive benefits of the entity. This guidance also requires on-going reassessments of variable interests based on changes in facts and circumstances. This guidance became effective for fiscal years beginning after November 15, 2009. The Company adopted the provisions of the guidance in the first quarter of 2010 and determined that none of the entities with which the Company currently conducts business and collaborations are variable interest entities, except VGXI (a wholly-owned subsidiary of VGX Int'l). The Company determined that they are not the primary beneficiary and therefore are not required to consolidate VGXI. The Company continues to assess its variable interests and has determined that no significant changes have occurred as of September 30, 2013.

5. Investments
Investments consist of mutual funds at September 30, 2013 and of certificates of deposit, mutual funds, and municipal bonds at December 31, 2012. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) until realized. A decline in the market value of any investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the investment is established. No such impairment charges were recorded during the three and nine months ended September 30, 2013.
The following is a summary of investments as of September 30, 2013 and December 31, 2012:

		As of September 30, 2013
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	Less than 1	$13,191,964	$—	$(87,101)	$13,104,863
Total investments		$13,191,964	$—	$(87,101)	$13,104,863

		As of December 31, 2012
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	Less than 1	$7,500,063	$83,868	$—	$7,583,931
Certificates of deposit	Less than 1	250,000	—	—	250,000
Municipal bonds	Less than 1	201,470	—	(1,400)	200,070
Total investments		$7,951,533	$83,868	$(1,400)	$8,034,001

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
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013:

	Fair Value Measurements at
	September 30, 2013
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Unobservable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$18,338,897	$18,338,897	$—	$—
Mutual funds	13,104,863	—	13,104,863	—
Investment in affiliated entity	11,084,123	11,084,123	—	—
Common stock warrants	244,900	—	—	244,900
Total Assets	$42,772,783	$29,423,020	$13,104,863	$244,900
Liabilities:
Common stock warrants	$14,095,818	$—	$—	$14,095,818
Total Liabilities	$14,095,818	$—	$—	$14,095,818

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012:

	Fair Value Measurements at
	December 31, 2012
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Unobservable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$1,686,406	$1,686,406	$—	$—
Mutual funds	7,583,931	—	7,583,931	—
Certificates of deposit	250,000	—	250,000	—
Municipal bonds	200,070	—	200,070	—
Investment in affiliated entity	10,703,332	10,703,332	—	—
Common stock warrants	267,200	—	—	267,200
Total Assets	$20,690,939	$12,389,738	$8,034,001	$267,200
Liabilities:
Common stock warrants	$2,859,899	$—	$—	$2,859,899
Total Liabilities	$2,859,899	$—	$—	$2,859,899

Level 1 assets include money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investment in VGX Int’l, for which the fair value is based on the market value of 8,220,775 common shares on September 30, 2013 and December 31, 2012, listed on the Korean Stock Exchange. The Company accounts for its investment at fair value on a recurring basis.

Level 2 assets at September 30, 2013 include mutual funds held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. We obtain the fair value of our Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. Our professional pricing service gathers quoted market prices and observable inputs for all of mutual funds from a variety of industry data providers. The valuation techniques used to measure the fair value of our Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. We validate the quoted market prices provided by our primary pricing service by comparing their assessment of the fair values of our investment portfolio balance against the fair values of our investment portfolio balance obtained from an independent source, which may include our investment managers.

Level 3 assets at September 30, 2013 include two warrants received by the Company to purchase shares of common stock of OncoSec Medical Incorporated (“OncoSec”), in connection with the first and second amendments to the Asset Purchase Agreement between the Company and OncoSec signed in September 2011 and March 2012, respectively. The first warrant to purchase 1,000,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $1.20 per share. The second warrant to purchase 3,000,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $1.00 per share.

As of September 30, 2013 the Company recorded a long-term asset of approximately $245,000 associated with the warrants received to purchase common stock of OncoSec. The Company valued the warrants received in March 2012 as of the issuance date using the Black Scholes pricing model and recorded a $501,000 gain on sale of assets within the condensed consolidated statement of operations. Inputs used in the pricing model include estimates of OncoSec stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on publicly available historical data and knowledge of OncoSec. The Company reassesses the fair value of the warrants at each reporting date. The assumptions used to estimate the fair values of the OncoSec common stock warrants at September 30, 2013 are presented below:

Risk-free interest rate	0.63%
Expected volatility	85%
Expected life in years	3-3.5
Dividend yield	—

As a result of these calculations, the Company recorded a decrease in fair value of the two warrants of $21,000 and $22,000 for the three and nine months ended September 30, 2013, respectively, and an increase (decrease) in fair value of the two warrants of $11,000 and $(80,000) for the three and nine months ended September 30, 2012, respectively. The change in fair value is reflected in the Company's condensed consolidated statement of operations as a component of change in fair value of common stock warrants.
The following table presents a summary of changes in fair value of the Company’s total Level 3 financial assets for the nine months ended September 30, 2013:

Balance at January 1, 2013	$267,200
Decrease in fair value included in change in fair value of common stock warrants	(22,300)
Balance at September 30, 2013	$244,900

Level 3 liabilities held as of September 30, 2013 consist of common stock warrant liabilities associated with warrants to purchase the Company's common stock issued in July 2009, January 2011 and March 2013. Level 3 liabilities held as of December 31, 2012 consist of common stock warrant liabilities associated with warrants to purchase the Company's common stock issued in July 2009, January 2011, December 2011 and March 2013. During the three and nine months ended September 30, 2013, warrants to purchase 20,584,997 shares of common stock were exercised.
As of September 30, 2013 the Company recorded a $14.1 million common stock warrant liability. The Company reassesses the fair value and the related inputs to determine the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing models include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. The range of assumptions used to estimate the fair values of common stock warrants at September 30, 2013 are presented below:

Risk-free interest rate	0.13%-1.52%
Expected volatility	88%-119%
Expected life in years	0.75-4.96
Dividend yield	—
Changes in these assumptions as well as in the Company's stock price on the valuation date can have a significant impact on the fair value of the common stock warrant liability. As a result of these calculations, the Company recorded an increase in fair value of $34.9 million and $39.6 million for the three and nine months ended September 30, 2013, respectively, and an increase in fair value of $1.1 million and $987,000 for the three and nine months ended September 30, 2012, respectively. The significant change in fair value was primarily due to the increase in the Company's stock price during the period. The change in fair value is reflected in the Company's condensed consolidated statement of operations as a component of change in fair value of common stock warrants. Warrants that were exercised during the period were revalued on the day prior to exercise and then reclassified into stockholders' equity upon exercise.
The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the nine months ended September 30, 2013:

Balance at January 1, 2013	$2,859,899
Record fair value of warrants issued in March 2013 financing	5,968,244
Increase in fair value included in change in fair value of common stock warrants	39,557,404
Change in classification from liability to stockholders' equity due to warrant exercises	(34,289,729)
Balance at September 30, 2013	$14,095,818

7. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		September 30, 2013			December 31, 2012
	Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill(a)		$10,113,371	$—	$10,113,371	$10,113,371	$—	$10,113,371
Amortizing:
Patents	8 – 17	5,802,528	(5,064,115)	738,413	5,802,528	(4,852,673)	949,855
Licenses	8 – 17	1,323,761	(1,068,431)	255,330	1,323,761	(1,046,870)	276,891
CELLECTRA®(b)	5 – 11	8,106,270	(5,241,398)	2,864,872	8,106,270	(4,334,234)	3,772,036
GHRH(b)	11	335,314	(137,294)	198,020	335,314	(113,531)	221,783
Other(c)	18	4,050,000	(1,950,000)	2,100,000	4,050,000	(1,781,250)	2,268,750
Total intangible assets		19,617,873	(13,461,238)	6,156,635	19,617,873	(12,128,558)	7,489,315
Total goodwill and intangible assets		$29,731,244	$(13,461,238)	$16,270,006	$29,731,244	$(12,128,558)	$17,602,686

(a)	Goodwill was recorded from the Inovio AS acquisition in January 2005 and from the acquisition of VGX in June 2009 for $3.9 million and $6.2 million, respectively.

(b)	CELLECTRA® and GHRH are developed technologies which were recorded from the acquisition of VGX.

(c)	Other intangible assets represent the fair value of acquired contracts and intellectual property from the Inovio AS acquisition.
Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2013 was $440,000 and $1.3 million, respectively. Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2012 was $453,000 and $1.4 million, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $438,000 for the remainder of fiscal year 2013, $943,000 for 2014, $870,000 for 2015, $816,000 for 2016, $775,000 for 2017 and $773,000 for 2018.

8. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of September 30, 2013 and December 31, 2012:

			Outstanding as of
	Authorized	Issued	September 30, 2013	December 31, 2012
Common Stock, par $0.001	600,000,000	207,620,037	207,620,037	144,313,005
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	26	26
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	—	—
Common Stock
In May 2013, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Delaware Secretary of State. The Certificate of Amendment increased the number of shares of common stock the Company has the authority to issue from 300,000,000 shares to 600,000,000 shares.
In March 2013, the Company completed an underwritten offering of 27,377,266 shares of common stock and warrants to purchase an aggregate of up to 13,688,633 shares of common stock. The shares and warrants were sold in units at a price of $0.55 per unit, with each unit consisting of one share of common stock and a warrant to purchase 0.50 share of common stock at an exercise price of $0.7936 per share. The warrants have a term of five and one-half years. The net proceeds, after deducting the underwriters' discounts and other offering expenses, were approximately $14.0 million. The Company valued the registered warrants issued in connection with the March 2013 financing as of the issuance date using the Black Scholes pricing model and recorded a current liability on the condensed consolidated balance sheet of $6.0 million. The warrants were subsequently revalued and the Company recorded the increase in fair value of $19.6 million and $22.7 million to change in fair value of common stock warrants on the condensed consolidated statement of operations for the three and nine months ended September 30, 2013, respectively. As of September 30, 2013, 10,290,908 of these warrants had been exercised. Transaction costs associated with the issuance of the warrants were allocated by using the relative fair value approach. These transaction costs of $316,000 were immediately expensed and included as part of general and administrative expense in the Company's condensed consolidated statement of operations for the nine months ended September 30, 2013.
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
During the nine months ended September 30, 2013, the Company sold a total of 14,011,526 shares of common stock under the ATM Sales Agreement. The sales were made at a weighted average price of $1.11 per share with net proceeds to the Company of $15.1 million.
During the year ended December 31, 2012, the Company sold a total of 9,344,611 shares of common stock under the ATM Sales Agreement. The sales were made at a weighted average price of $0.59 per share with net proceeds to the Company of $5.3 million.

Warrants
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
The following table summarizes the warrants outstanding as of September 30, 2013 and December 31, 2012:

			As of September 30, 2013		As of December 31, 2012
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants	Common Stock Warrant Liability	Number of Warrants	Common Stock Warrant Liability
March 2013 financing	$0.79	September 12, 2018	3,397,725	$6,292,586	—	$—
December 2011 financing	$0.65	December 6, 2016	—	—	5,774,784	2,078,921
January 2011 financing	$1.40	January 27, 2016	6,900,000	7,658,999	10,565,200	779,711
July 2009 financing	$3.38	July 1, 2014	333,333	144,233	333,333	1,267
Warrants assumed in June 2009 Merger	$1.02-$1.28	August 1, 2015 - April 28, 2016	4,008,202	—	4,920,527	—
Total			14,639,260	$14,095,818	21,593,844	$2,859,899

During the three months ended September 30, 2013, warrants to purchase 10,290,908 shares of the Company's common stock which were issued in connection with the March 2013 financing were exercised, with proceeds to the Company of $8.2 million.

During the three months ended September 30, 2013, warrants to purchase 5,774,784 shares of the Company's common stock which were issued in connection with the December 2011 financing were exercised, with proceeds to the Company of $3.8 million.

During the three months ended September 30, 2013, warrants to purchase 3,665,200 shares of the Company's common stock which were issued in connection with the January 2011 financing were exercised, with proceeds to the Company of $5.1 million.

During the nine months ended September 30, 2013, warrants expired to purchase 58,220 shares of the Company's common stock, which were assumed in the June 2009 Merger.

In August 2012, warrants expired to purchase 150,000 shares of the Company's common stock issued in connection with consulting services received in August 2007.
Stock Options
The Company has one active stock and cash-based incentive plan, the Amended and Restated 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees. The Incentive Plan was adopted on March 31, 2007, approved by the stockholders on May 4, 2007, approved by the stockholders as amended on May 2, 2008, and approved by the stockholders as amended and restated on August 25, 2009 and May 14, 2010. On May 14, 2010 the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 2,000,000 and to provide that the aggregate number of shares available for grant under the Incentive Plan will be increased on January 1 of each year beginning in 2011 by a number of shares equal to the lesser of (1) 2,055,331 or (2) such lesser number of shares as may be determined by the Board. At September 30, 2013, the Incentive Plan reserves 11,915,993 shares of common stock for issuance as or upon exercise of incentive awards granted and to be granted at future dates. At September 30, 2013, the Company had 1,218,868 shares of common stock available for future grant under the Incentive Plan, and 240,000 shares of vested restricted stock and options to purchase 9,259,626 shares of common stock outstanding under the Incentive Plan. The awards granted and available for future grant under the Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The Incentive Plan terminates by its terms on March 31, 2017.

The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the Amended 2000 Stock Option Plan and the VGX Equity Compensation Plan, under which the Company had options to purchase 1,147,999 and 6,574,572 shares of common stock outstanding at September 30, 2013, respectively. The terms and conditions of the options outstanding under these plans remain unchanged.

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
The following table summarizes potential common shares that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect:

	As of September 30,
Common Stock Equivalents	2013	2012
Options to purchase common stock	16,982,197	16,538,985
Warrants to purchase common stock	14,639,260	21,593,844
Convertible preferred stock	38,233	38,233
Total	31,659,690	38,171,062

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
The weighted average assumptions used in the Black-Scholes model for employees and directors are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	0.68%	0.33%	0.40%	0.36%
Expected volatility	76%	129%	111%	131%
Expected life in years	4	4	4	4
Dividend yield	—	—	—	—
Forfeiture rate	8%	8%	8%	8%

Total employee and director compensation cost for the Company's stock plan recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2013 was $250,000 and $920,000, respectively, of which $105,000 and $439,000 were included in research and development expenses and $145,000 and $481,000 were included in general and administrative expenses, respectively.
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
At September 30, 2013, there was $1.2 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years.

The weighted average grant date fair value per share was $1.31 and $0.43 for employee and director stock options granted during the three and nine months ended September 30, 2013, respectively, and $0.44 and $0.47 for employee and director stock options granted during the three and nine months ended September 30, 2012, respectively.
The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three and nine months ended September 30, 2013 was $295,000 and $418,000, respectively. Total stock-based compensation for options granted to non-employees for the three and nine months ended September 30, 2012 was $46,000 and $149,000, respectively.

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
For the three and nine months ended September 30, 2013, the Company recognized revenue from VGX Int'l of $106,000 and $319,000, respectively, which consisted of licensing and other fees. Operating expenses related to VGX Int'l for the three and nine months ended September 30, 2013 include $402,000 and $960,000 respectively, related to biologics manufacturing. At September 30, 2013 and December 31, 2012 we had an accounts receivable balance of $0 and $36,000, respectively, from VGX Int'l and its subsidiaries. For the three and nine months ended September 30, 2012, the Company recognized revenue from VGX Int'l of $222,000 and $435,000, respectively, which consisted of licensing fees. Operating expenses related to VGX Int'l for the three and nine months ended September 30, 2012 include $288,000 and $616,000, respectively, related to biologics manufacturing and engineering services.
Prior to signing the Roche Agreement, the Company reacquired the rights, title and interest to hepatitis B in Asia previously licensed to VGX Int'l. As a result, the Company has recorded a liability as of September 30, 2013 of approximately $300,000, related to sub-license fees payable to VGX Int'l based on our up-front payment received from Roche.
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
The Company's Chairman, Dr. Avtar Dhillon, is the non-executive Chairman of OncoSec.
The Company has received total payment of $2.0 million from OncoSec through September 30, 2013, including $1.0 million received during the quarter ended June 30, 2013, and will receive an additional $1.0 million in scheduled payments over a period of approximately three years from the closing date and a royalty on any potential commercial product sales related to the SECTA technology if and when a product is approved. No receivable has been recorded for the $1.0 million due from OncoSec as collection is uncertain.

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

12. Commitments and Contingencies
In April 2013, the Company entered into an office lease (the “Lease”) with BMR-Wateridge LP, located in San Diego, California. The lease requires the lessor to complete and pay for certain improvements to the building before the commencement of the lease which is estimated to be in the fourth quarter of 2013. As of September 30, 2013 the lessor has completed approximately $1.8 million of these improvements. This amount has been recorded as a leasehold improvement within fixed assets on the condensed consolidated balance sheet, offset by a corresponding amount recorded in deferred rent. The initial term of the Lease is ten years. The Company intends to use the facility for office and research and development purposes.
The base rent adjusts periodically throughout the ten year term of the Lease, with monthly payments ranging from zero to $82,945. In addition, the Company will pay the landlord our share of operating expenses and a property management fee and has paid a security deposit of $64,000.

13. Roche Collaboration, Option and License Agreement

In September 2013, the Company entered into a Collaborative, License, and Option Agreement (the “Agreement”) with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”). Under the Agreement, the Company and Roche will co-develop highly-optimized, multi-antigen DNA immunotherapies targeting prostate cancer and hepatitis B (the “Products”).
Roche acquired an exclusive worldwide license for the Company's DNA-based vaccines INO-5150 (targeting prostate cancer) and INO-1800 (targeting hepatitis B) as well as the use of the Company's CELLECTRA® electroporation technology for delivery of the vaccines. Roche also obtained an option to license additional vaccines in connection with a collaborative research program in prostate cancer.
Under the terms of the Agreement, Roche made an upfront payment of $10 million and has agreed to make additional development, regulatory and commercial event based payments of up to $412.5 million. Additional event based payments could also be made to the Company if Roche pursues other indications with INO-5150 or INO-1800. Of these event based payments, we expect to achieve up to $5.0 million and $3.0 million related to INO-5150 and INO-1800, respectively, in the next two fiscal years. No event based payments or milestones were achieved during the periods presented.
The Company is entitled to receive up to double-digit tiered royalties on product sales. Unless terminated earlier in accordance with its terms, the Agreement continues in effect until the date when no royalty or other payment obligations under the Agreement are or will become due, i.e., a royalty term ending on the later of the date that is (a) ten years after the date of the first commercial sale of the product that is subject to the Agreement or (b) the expiration of the last to expire of our patent rights that are subject to the Agreement. Under the terms of the Agreement we also agreed to perform certain research and development and manufacturing and supply services, at Roche's expense.
The Company identified the deliverables at the inception of the agreement. The Company has determined that the license to INO-5150 and INO-1800, the Option Right to license additional vaccines, research and development services, manufacturing and drug supply, and participation in the Joint Steering Committee individually represent separate units of accounting because each deliverable has standalone value. The best estimated selling prices for these units of accounting were determined based on market conditions, the terms of comparable collaborative agreements for similar technology in the pharmaceutical and biotechnology industry, the Company's pricing practices and pricing objectives and the nature of the research and development services to be provided. While market data was considered throughout the valuation process, ultimately, the selling prices of the licenses were determined utilizing two forms of the relief from royalty method under the Income Approach and the cost-to-recreate method under the Cost Approach. The arrangement consideration was allocated to the deliverables based on the relative selling price method.

The amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions. Based on the results of the Company's analysis, the $10 million up-front payment was allocated as follows: $5 million and $3.4 million to the license to INO-5150 and INO-1800, respectively, and $1.5 million to the Option Right. The amounts allocated to the licenses to INO-5150 and INO-1800 were recognized as license fee and milestone revenue during the three and nine months ended September 30, 2013, as these were determined to be earned upon the granting and delivery of the licenses. Due to the Company's continuing involvement obligations, the remaining amounts will be classified as deferred revenue as of September 30, 2013. The Company will recognize expenses related to research and development services and manufacturing and drug supply as revenues under collaborative agreements as the related services are performed.

14. Subsequent Events

Subsequent to September 30, 2013, Roche made the upfront payment of $10.0 million to the Company due from the Collaboration, Option and License Agreement.
Subsequent to September 30, 2013, the Company sold 348,995 shares of common stock under its ATM Sales Agreement for net proceeds of $782,000.
Subsequent to September 30, 2013, warrants to purchase 375,000 shares of common stock were exercised for total proceeds to the Company of $298,000.

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

General
We are engaged in the discovery, development, and delivery of a new generation of vaccines and immune therapies, called synthetic vaccines, focused on cancers and infectious diseases. Our DNA-based immune therapies, in combination with our proprietary electroporation delivery, are generating best-in-class immune responses, with therapeutic T-cell responses exceeding other technologies in terms of magnitude, breadth, and response rate. The Company's DNA-based SynCon® technology is also designed to provide universal protection against known as well as new unmatched strains of pathogens such as influenza. Human data to date have shown a favorable safety profile. Our clinical programs include HPV/cervical cancer (therapeutic), avian influenza (preventive), prostate cancer (therapeutic), leukemia (therapeutic), HCV, HBV and HIV vaccines. We are advancing preclinical research for a universal seasonal/pandemic influenza vaccine as well as other products. Our partners and collaborators include Roche, University of Pennsylvania, Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, Program for Appropriate Technology in Health/Malaria Vaccine Initiative (“PATH” or “MVI”), National Institute of Allergy and Infectious Diseases (“NIAID”), Merck, University of Southampton, United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”) and Department of Homeland Security (“DHS”).
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
Recent Developments
In September 2013, we entered into a Collaborative, License, and Option Agreement (the “Agreement”) with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”). Under the Agreement, we and Roche will co-develop highly-optimized, multi-antigen DNA immunotherapies targeting prostate cancer and hepatitis B (the “Products”).
Roche acquired an exclusive worldwide license for our DNA-based vaccines INO-5150 (targeting prostate cancer) and INO-1800 (targeting hepatitis B) as well as the use of our CELLECTRA® electroporation technology for delivery of the vaccines. Roche also obtained an option to license additional vaccines in connection with a collaborative research program in prostate cancer.
Under the terms of the Agreement, we will receive from Roche payments based on the achievement of clinical milestones and royalties based on sales of the Products. In October 2013, Roche made an upfront payment of $10.0 million to us, and will also provide preclinical R&D support and payments for near-term regulatory milestones as well as payments upon reaching certain development and commercial milestones potentially up to $412.5 million. Additional development milestone payments could also be made to us if Roche pursues other indications with INO-5150 or INO-1800. In addition, we are entitled to receive up to double-digit tiered royalties on product sales.
In April 2013 we entered into an office lease (the “Lease”) with BMR-Wateridge LP, located in San Diego, California. We expect to occupy the space commencing in the fourth quarter of 2013. The initial term of the Lease is ten years. We intend to use the facility for office and research and development purposes. The base rent adjusts periodically throughout the ten year term of the Lease, with monthly payments ranging from zero to $82,945. In addition, we will pay the landlord our share of operating expenses and a property management fee and have paid a security deposit of $64,000.
In March 2013, our collaborator ChronTech Pharma AB reported data from its phase II study of its early-generation, single antigen hepatitis C virus (HCV) vaccine delivered using our MedPulser® delivery device in combination with a drug regimen. The study did not achieve results showing a statistically significant difference in efficacy compared to the drug regimen alone. We have ceased all activities relating to this collaboration. We have achieved T-cell responses with our proprietary, multi-antigen HCV DNA vaccine and CELLECTRA® delivery device that are far superior to immunogenicity data generated by ChronTech and which included the observation of functional T-cells in the liver. In October 2013, our affiliate VGX Int'l launched a phase I study of this HCV vaccine.
The University of Southampton has indicated that its UK phase II clinical study of its WT1 leukemia vaccine delivered using our electroporation technology is not currently recruiting new subjects due to an interruption in sponsor funding. Efforts are under way to re-establish funding, however, the study is on hold pending the outcome of these refunding efforts. There have been no safety concerns identified during the study. Our aim is to maximize shareholder value by advancing our wholly-owned, integrated proprietary SynCon® vaccine and electroporation technology platform. We have designed a SynCon® cancer vaccine candidate based on the WT1 antigen and have generated promising preclinical data. This new candidate will be a part of multiple cancer immunotherapeutic programs in our oncology pipeline.
The Company continues to focus on its most important commercial opportunities and proprietary programs funded by third parties. To build on promising preclinical and clinical data from our universal flu vaccine program, we are actively seeking additional grant funding and partnerships to further develop our potentially paradigm-changing flu products.
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
As of September 30, 2013 we had an accumulated deficit of $280.3 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Critical Accounting Policies
The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment. Our discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. There have been no changes to our critical accounting policies during the three and nine months ended September 30, 2013. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies include:
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
Valuation and Impairment Evaluations of Goodwill and Intangible Assets. Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. As of September 30, 2013, our intangible assets resulting from the acquisition of VGX and Inovio AS, and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $6.2 million. Intangible assets are amortized over their estimated useful lives ranging from 5 to 18 years. We are concurrently conducting pre-clinical, Phase I, and Phase II trials using acquired intangibles, and we have entered into certain significant licensing agreements for use of these acquired intangibles.
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
The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, we reduce the carrying value of the intangible asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from our intangible assets will exceed the intangible assets' carrying value, and accordingly, we have not recognized any impairment losses through September 30, 2013.
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
Registered Common Stock Warrants. We account for registered common stock warrants pursuant to the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. We classify registered warrants on the condensed consolidated balance sheet as a current liability, which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment including estimating stock price volatility and expected warrant life. We develop our estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes and Monte Carlo pricing models to value the registered warrants. Changes in the fair market value of the warrants are reflected in the condensed consolidated statement of operations as “Change in fair value of common stock warrants.”
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

Results of Operations

Revenue. We had total revenue of $9.5 million and $11.7 million for the three and nine months ended September 30, 2013, respectively, as compared to $855,000 and $3.0 million for the three and nine months ended September 30, 2012, respectively. Revenue primarily consists of license fees, revenue under collaborative research and development arrangements and grants and government contracts.
Revenue from license fees and milestone revenue was $8.5 million and $8.7 million for the three and nine months ended September 30, 2013, respectively, as compared to $129,000 and $387,000 for the three and nine months ended September 30, 2012, respectively. The increase for the respective periods was primarily due to the revenue recognized from our Agreement with Roche entered into in September 2013 (See Note 13).
There was no revenue under collaborative research and development arrangements for the three and nine months ended September 30, 2013 as compared to $116,000 and $116,000 for the three and nine months ended September 30, 2012, respectively. The decrease was due to no work performed under our Collaborative Development and License Agreement with VGX Int'l.

During the three and nine months ended September 30, 2013, we recorded grant and miscellaneous revenue of $992,000 and $3.0 million, respectively, as compared to $610,000 and $2.5 million for the three and nine months ended September 30, 2012, respectively.  The increase for the three-month period year over year, was primarily attributable to $357,000 of revenue recognized under our PATH Malaria Vaccine Initiative (“MVI”) contract during the three months ended September 30, 2013 as compared to no revenue recognized for the same period in 2012, due to the initiation of the third amendment in October 2012. PATH is an international nonprofit organization funded by private donors. We have a research program and agreement with the PATH MVI to evaluate in a preclinical feasibility study our SynCon® DNA vaccine development platform to target antigens from Plasmodium species and deliver them intradermally using the CELLECTRA® electroporation device. The initial agreement with MVI was for $685,000 and was completed in February 2010. In September 2010 we entered into an amended agreement with PATH to further this study in non-human primates. The amended agreement had a total value of $804,000 and was completed in August 2011. In October 2012 we entered into a third amendment with PATH MVI for a total value of $887,000 for the conduct of feasibility studies, process development activities, and manufacture of cell banks to be utilized in Phase 1 clinical trials. There were also increases in revenue recognized from our subcontract with the University of Pennsylvania and our NIH research project grant of $139,000 and $44,000, respectively, for the three months ended September 30, 2013 as compared to the same period in 2012, among other small variances. These increases were offset by lower revenue of $179,000 recognized from our contract with the NIAID. The NIAID contract, which was modified in September 2011, has an initial term of five years with two one-year options (period of performance is September 30, 2008 - September 29, 2015 including the two options). The current approved funding of the contract for the five years is $23.0 million with option years six and seven valued at $1.3 million and $1.0 million, respectively, for a total potential value of $25.3 million, and will fund research and development for HIV DNA-based vaccines delivered via our proprietary electroporation system. The increase for the nine-month period year over year, was primarily due to $597,000 of revenue recognized under our PATH MVI contract during the nine months ended September 30, 2013 as compared to no revenue recognized for the same period in 2012, as well as increases in revenue recognized from our U.S. Department of Defense SBIR Grant and subcontract with the University of Pennsylvania of $162,000 and $205,000, respectively. These increases were offset by lower revenue of $522,000 recognized from our contract with the NIAID for the nine-months ended September 30, 2013 as compared to the same period in 2012, among other small variances.
Research and Development Expenses. Research and development expenses for the three and nine months ended September 30, 2013, were $5.4 million and $15.0 million, respectively, as compared to $5.0 million and $13.5 million for the three and nine months ended September 30, 2012, respectively. The increase for the three-month period year over year, was primarily due to the $1.1 million sub-license fees payable based on our up-front payment received from the Roche Agreement entered into in September 2013. The increase was also attributable to $374,000 in higher costs related to work performed for the MVI contract and $111,000 in higher compensation and related expenses. These increases were partially offset by lower clinical expenses of $784,000 related to our ongoing HPV-003 and influenza clinical trials, $243,000 in lower costs related to work performed for the NIAID contract and $110,000 in lower contract labor expenses, among other variances. The increase for the nine-month period year over year, was primarily due to the $1.1 million sub-license fees payable based on our up-front payment received from the Roche Agreement. The increase was also attributable to $488,000 in higher costs related to work performed for the MVI contract and $364,000 in higher compensation and related expenses. These increases were partially offset by lower clinical expenses of $235,000, $151,000 in lower expensed inventory and $111,000 in lower costs related to work performed for the NIAID contract, among other variances.
General and Administrative Expenses. General and administrative expenses, which include business development expenses and the amortization of intangible assets, for the three and nine months ended September 30, 2013, were $3.3 million and $9.3 million, respectively, as compared to $2.7 million and $7.9 million for the three and nine months ended September 30, 2012, respectively. The increase for the three-month period year over year was primarily due to an increase in consultant stock-

based compensation, outside consulting services and rent expense related to deferred rent on the new building lease of $246,000, $216,000 and $168,000, respectively, among other variances. The increase for the nine-month period year over year was primarily due to an increase in rent expense of $360,000, transaction costs of $316,000 associated with the issuance of warrants in the March 2013 financing, as well as increases in outside consulting services, consultant stock-based compensation and corporate and patent legal fees of $287,000, $263,000 and $170,000, respectively, among other variances.
Stock-based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee's requisite service period. Total employee compensation cost for our stock plans for the three and nine months ended September 30, 2013 was $250,000 and $920,000, respectively. From these amounts, $105,000 and $439,000 were included in research and development expenses and $145,000 and $481,000 were included in general and administrative expenses, for the three and nine months ended September 30, 2013, respectively. Total employee compensation cost for our stock plans for the three and nine months ended September 30, 2012 was $253,000 and $1.0 million, respectively. From these amounts, $117,000 and $477,000 were included in research and development expenses and $136,000 and $551,000 were included in general and administrative expenses, for the three and nine months ended September 30, 2012, respectively. The decrease for the nine-month period year over year was primarily due to a slightly lower fair value of the employee and director stock options granted during the period.
Interest and Other Income, net. Interest and other income, net, for the three and nine months ended September 30, 2013 was $47,000 and $124,000, respectively, as compared to $37,000 and $110,000 for the three and nine months ended September 30, 2012, respectively.
Change in fair value of common stock warrants. The change in fair value of common stock warrants for the three and nine months ended September 30, 2013 was $(35.0 million) and $(39.6 million), respectively, as compared to $(1.1 million) and $(1.1 million) for the three and nine months ended September 30, 2012, respectively. The significant variance is due to the revaluation of registered common stock warrants issued by us in March 2013, December 2011, January 2011 and June 2009. We revalue warrants at each balance sheet date to fair value. Warrants that were exercised during the period were revalued the day prior to exercise and reclassified into stockholders' equity upon exercise. The change in fair value was primarily due to the significant increase in Company stock price during the period. If unexercised, the warrants will expire at various dates between July 2014 and September 2018.
Gain (Loss) from investment in affiliated entity. Gain (loss) is a result of the change in the fair market value of the investment as of September 30, 2013.
Gain on Sale of Assets. The gain on sale of assets is related to the March 2011 Asset Purchase Agreement with OncoSec. The gain recorded during the nine months ended September 30, 2013 is related to the cash received during the period related to the sale, and the gain recorded during 2012 is related to the cash received related to the sale as well as the initial fair value of the warrants received in connection with the second amendment to the Asset Purchase Agreement signed in March 2012 (See Note 6).

Liquidity and Capital Resources
Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

Working Capital and Liquidity
As of September 30, 2013 we had cash and short-term investments of $46.2 million and working capital of $37.4 million, as compared to $13.7 million and $7.6 million, respectively, as of December 31, 2012. The increase in cash and short-term investments during the nine months ended September 30, 2013 was primarily due to proceeds received from warrant and stock option exercises, our ATM Sales Agreement and March 2013 financing, offset by expenditures related to our research and development activities and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development. The increase in working capital is offset by the increase in the valuation of our registered common stock warrants that are classified as a current liability on the condensed consolidated balance sheet.
Net cash used in operating activities was $16.3 million and $16.8 million for the nine months ended September 30, 2013 and 2012, respectively.

Net cash (used in) provided by investing activities was $(4.5 million) and $2.8 million for the nine months ended September 30, 2013 and 2012, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Net cash provided by financing activities was $48.2 million and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively. The increase was related to proceeds received from our March 2013 financing, warrant and stock option exercises and our ATM Sales Agreement during the period.
During the nine months ended September 30, 2013, warrants and stock options to purchase 22,094,569 shares of common stock were exercised for total proceeds to the Company of $19.1 million.
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
In June 2012, we entered into an "at-the-market" (ATM) sales agreement (the "Sales Agreement”) with an outside placement agent (the “Placement Agent”) to sell shares of our common stock with aggregate gross proceeds of up to $25.0 million from time to time, through an ATM equity offering program under which the Placement Agent will act as sales agent. During the nine months ended September 30, 2013, we sold 14,011,526 shares of common stock under the ATM Sales Agreement for net proceeds of $15.1 million. As of December 31, 2012 we had sold 9,344,611 shares of common stock under the ATM Sales Agreement for net proceeds of $5.3 million.
As of September 30, 2013, we had an accumulated deficit of $280.3 million. We have operated at a loss since 1994, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that current cash and cash equivalents plus short-term investments are sufficient to meet planned working capital requirements into the first quarter of 2016. We will continue to rely on outside sources of financing to meet our capital needs beyond this time.

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
Fair Value measurements
We account for our common stock warrants pursuant to the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. We classify registered warrants on the condensed consolidated balance sheet as a current liability that is revalued at each balance sheet date subsequent to the initial issuance.
The investment in affiliated entity represents our ownership interest in the Korean based company, VGX Int'l. We report this investment at fair value on the condensed consolidated balance sheet using the closing price of VGX Int'l's shares of common stock as listed on the Korean Stock Exchange.
Common stock warrants that we have received to purchase shares of OncoSec are classified on the condensed consolidated balance sheet as a long-term asset that is revalued at each balance sheet date subsequent to the initial receipt.
Foreign Currency Risk

We have operated primarily in the United States and most transactions during the three and nine months ended September 30, 2013, have been made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investment in VGX Int'l which is denominated in South Korean Won. We do not have any foreign currency hedging instruments in place.
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
Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2013.
Changes in Internal Control over Financial Reporting
In connection with the Collaboration, Option and License Agreement entered into with Roche in September 2013, we have developed additional internal controls over our process for accounting for significant contracts. Except for these additional controls, there have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced significant operating losses to date; as of September 30, 2013 our accumulated deficit was approximately $280.3 million. We have generated limited revenues, primarily consisting of license and grant revenue, and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability. We believe that current cash and cash equivalents plus short-term investments are sufficient to meet planned working capital requirements into the first quarter of 2016. We will continue to rely on outside sources of financing to meet our capital needs beyond this time.
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
Wyeth terminated one of our past collaboration agreements. If any of our other current or future collaborators breaches or terminates our agreements, or fails to conduct our collaborative activities in a timely manner, our commercialization of products could be diminished or blocked completely. It is possible that collaborators will change their strategic focus, pursue alternative technologies or develop alternative products, either on their own or in collaboration with others. Further, we may be forced to fund programs that were previously funded by our collaborators, and we may not have, or be able to access, the necessary funding. The effectiveness of our partners, if any, in marketing our products will also affect our revenues and earnings.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.    DEFAULT UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

In connection with the Merger with VGX Pharmaceuticals, Inc. (“VGX”) on June 1, 2009, the Company entered into a Voting Trust Agreement (the “Voting Trust Agreement”) with five significant stockholders of VGX. On November 8, 2013, the parties to the Voting Trust Agreement terminated the Voting Trust Agreement.  The trustees under the Voting Trust Agreement have authorized the release of the certificates representing the 7,000,000 shares then held under the Voting Trust Agreement and the Company has been authorized to re-issue certificates representing those shares in the names of the respective stockholders who were then parties to the Voting Trust Agreement.

ITEM 6.    EXHIBITS

(a)    Exhibits

Exhibit Number	Description of Document

10.1
Collaboration, Option and License Agreement dated as of September 9, 2013 between F. Hoffman-La Roche Inc. and Inovio Pharmaceuticals, Inc. (Inovio incorporates by reference Exhibit 10.1 to Inovio's Form 8-K filed with the SEC on September 12, 2013. Inovio has applied with the Secretary of the SEC for confidential treatment of certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

10.2	Termination of Voting Trust Agreement dated as of November 8, 2013 (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Inovio Pharmaceuticals, Inc.

Date:	November 12, 2013	By	/s/ J. JOSEPH KIM
J. Joseph Kim President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 12, 2013	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)