Form 10-Q
period 2014-03-31
INOVIO PHARMACEUTICALS, INC.
filed 2014-05-12
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 240,629,816 as of May 2, 2014.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2013

Part I. Financial Information

Item 1.    Financial Statements
INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,770,907	$33,719,796
Short-term investments	18,011,492	18,905,608
Accounts receivable	2,699,570	3,301,563
Accounts receivable from affiliated entity	18,652	—
Prepaid expenses and other current assets	464,093	637,433
Prepaid expenses and other current assets from affiliated entity	1,657,734	2,057,350
Deferred tax asset	61,839	61,839
Total current assets	121,684,287	58,683,589
Restricted cash	100,849	100,762
Fixed assets, net	3,021,222	2,886,545
Investment in affiliated entity	9,287,624	9,664,587
Intangible assets, net	5,478,966	5,718,778
Goodwill	10,113,371	10,113,371
Common stock warrants	1,410,000	717,500
Other assets	561,326	402,075
Total assets	$151,657,645	$88,287,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,250,417	$5,444,508
Accounts payable and accrued expenses due to affiliated entity	779,500	522,255
Accrued clinical trial expenses	1,735,148	1,446,180
Common stock warrants	6,045,903	19,540,583
Deferred revenue	1,454,065	1,624,388
Deferred revenue from affiliated entity	376,041	388,542
Total current liabilities	15,641,074	28,966,456
Deferred revenue, net of current portion	2,315,158	1,997,333
Deferred revenue from affiliated entity, net of current portion	1,117,944	1,211,694
Deferred rent	3,207,784	3,013,263
Deferred tax liabilities	195,778	195,778
Total liabilities	22,477,738	35,384,524
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Common stock	240,147	210,305
Additional paid-in capital	435,183,356	348,109,661
Accumulated deficit	(306,610,037)	(295,788,577)
Accumulated other comprehensive loss	(71,810)	(76,365)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	128,741,656	52,455,024
Non-controlling interest	438,251	447,659
Total stockholders’ equity	129,179,907	52,902,683
Total liabilities and stockholders’ equity	$151,657,645	$88,287,207
See accompanying notes.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Revenue under collaborative research and development arrangements	$1,435,727	$14,259
Revenue under collaborative research and development arrangements with affiliated entity	116,964	106,250
Grants and miscellaneous revenue	804,952	1,334,716
Total revenues	2,357,643	1,455,225
Operating expenses:
Research and development	8,225,480	5,115,112
General and administrative	4,132,218	2,974,153
Total operating expenses	12,357,698	8,089,265
Loss from operations	(10,000,055)	(6,634,040)
Other income (expense):
Interest and other income, net	52,076	39,460
Change in fair value of common stock warrants	(505,926)	(1,427,616)
Loss on investment in affiliated entity	(376,963)	(836,084)
Net loss	(10,830,868)	(8,858,280)
Net loss attributable to non-controlling interest	9,408	14,160
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(10,821,460)	$(8,844,120)
Loss per common share—basic and diluted:
Net loss per share attributable to Inovio Pharmaceuticals, Inc. stockholders	$(0.05)	$(0.06)
Weighted average number of common shares outstanding—basic and diluted	220,636,004	156,155,532
See accompanying notes.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(10,830,868)	$(8,858,280)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,689)	(1,189)
Unrealized gain (loss) on short-term investments	6,244	(5,655)
Comprehensive loss	(10,826,313)	(8,865,124)
Comprehensive loss attributable to non-controlling interest	9,408	14,160
Comprehensive loss attributable to Inovio Pharmaceuticals, Inc.	$(10,816,905)	$(8,850,964)

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(10,830,868)	$(8,858,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	115,517	39,841
Amortization of intangible assets	239,813	447,927
Change in value of common stock warrants	505,926	1,427,616
Stock-based compensation	2,519,048	519,218
Interest income accrued on short-term investments	—	(506)
Deferred rent	144,521	(6,727)
Loss on disposal of fixed assets	2,959	—
Loss on investment in affiliated entity	376,963	836,084
Transaction costs associated with issuance of warrants	—	315,970
Changes in operating assets and liabilities:
Accounts receivable	601,993	(198,725)
Accounts receivable from affiliated entity	(18,652)	(7,303)
Prepaid expenses and other current assets	129,671	188,284
Prepaid expenses and other current assets from affiliated entity	284,033	54,673
Restricted cash	(87)	(87)
Other assets	—	650
Accounts payable and accrued expenses	73,484	180,041
Accounts payable and accrued expenses due to affiliated entity	257,245	190,457
Deferred revenue	147,502	(153,088)
Deferred revenue from affiliated entity	(106,251)	(106,250)
Net cash used in operating activities	(5,557,183)	(5,130,205)
Cash flows from investing activities:
Purchases of investments	(5,999,640)	(400,000)
Maturities of investments	6,900,000	450,507
Purchases of capital assets	(181,760)	(39,709)
Net cash provided by investing activities	718,600	10,798
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	59,209,182	19,556,383
Proceeds from stock option and warrant exercises	10,682,201	4,991
Net cash provided by financing activities	69,891,383	19,561,374
Effect of exchange rate changes on cash and cash equivalents	(1,689)	(1,189)
Increase in cash and cash equivalents	65,051,111	14,440,778
Cash and cash equivalents, beginning of period	33,719,796	5,646,021
Cash and cash equivalents, end of period	$98,770,907	$20,086,799

Supplemental disclosure of non-cash activities
Lease incentive	$50,000	$—
See accompanying notes.

INOVIO PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business
Inovio Pharmaceuticals, Inc. (the “Company” or “Inovio”) is developing vaccines and immune therapies, called synthetic vaccines, focused on cancers and infectious diseases. The Company's DNA-based immune therapies, in combination with its proprietary electroporation delivery devices, are generating immune responses, with therapeutic T-cell responses exceeding other technologies in terms of magnitude, breadth, and response rate. In addition, the Company's novel SynCon® vaccine design has shown the ability to help break the immune system’s tolerance of cancerous cells. Given the recognized role of killer T cells in eliminating cancerous or infected cells from the body, Inovio’s scientists believe that its active immunotherapies may play an important role in helping fight these diseases. Inovio's SynCon® design is also intended to provide universal protection against known as well as new unmatched strains of pathogens such as influenza. Human data to date have shown a favorable safety profile of the Company's DNA vaccines delivered using electroporation. The Company has completed, current or planned clinical programs of its proprietary SynCon® vaccines and immunotherapies for HPV-caused pre-cancers and cancers (therapeutic), influenza (preventive), prostate cancer (therapeutic), breast/lung/pancreatic cancer (therapeutic), hepatitis C virus (HCV) (therapeutic), hepatitis B virus (HBV) (therapeutic), HIV, and malaria (preventive and therapeutic). The Company's partners and collaborators include Roche, University of Pennsylvania, Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, Program for Appropriate Technology in Health/Malaria Vaccine Initiative (“PATH”/ “MVI”), National Institute of Allergy and Infectious Diseases (“NIAID”), United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”) and Department of Homeland Security (“DHS”).

2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of March 31, 2014, condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, condensed consolidated statements of comprehensive loss for the three months ended March 31, 2014 and 2013 and the condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2014 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013, included in the Company's Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 17, 2014. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events after the balance sheet date of March 31, 2014 through the date it filed these unaudited condensed consolidated financial statements with the SEC.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
3. Impact of Recently Issued Accounting Standards
There have been no recent pronouncements which are anticipated to have an impact on or that are related to the Company's financial condition, results of operations, or related disclosures.
4. Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. In conjunction with the acquisition in June 2009 of VGX Pharmaceuticals (the “Merger”), the Company acquired an 88% interest in VGX Animal Health and certain shares in GeneOne Life Sciences (formerly VGX International, Inc.) (“GeneOne”) (a publicly-traded company in South Korea). The Company consolidates Genetronics, Inc., VGX Pharmaceuticals and its subsidiary VGX Animal Health and records a non-controlling interest for the 9% of VGX Animal Health it does not own as of March 31, 2014 and December 31, 2013. The Company's investment in GeneOne, which is recorded as investment in affiliated entity within the condensed consolidated balance sheets is accounted for at fair value on a recurring basis, with changes in fair value recorded on the condensed consolidated statements of operations within gain (loss) on investment in affiliated entity. All intercompany accounts and transactions have been eliminated upon consolidation.
Variable Interest Entities
In June 2009, the FASB issued authoritative guidance that requires companies to perform a qualitative analysis to determine whether a variable interest in another entity represents a controlling financial interest in a variable interest entity. A controlling financial interest in a variable interest entity is characterized by having both the power to direct the most significant activities of the entity and the obligation to absorb losses or the right to receive benefits of the entity. This guidance also requires on-going reassessments of variable interests based on changes in facts and circumstances. This guidance became effective for fiscal years beginning after November 15, 2009. The Company adopted the provisions of the guidance in the first quarter of 2010 and determined that none of the entities with which the Company currently conducts business and collaborations are variable interest entities, except VGXI (a wholly-owned subsidiary of GeneOne). The Company determined that they are not the primary beneficiary and therefore are not required to consolidate VGXI. The Company continues to assess its variable interests and has determined that no significant changes have occurred as of March 31, 2014.

5. Investments
Investments consist of mutual funds and municipal bonds at March 31, 2014 and December 31, 2013. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive loss until realized. A decline in the market value of any investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the investment is established. No such impairment charges were recorded during the three months ended March 31, 2014 or 2013.
The following is a summary of short-term investments as of March 31, 2014 and December 31, 2013:

		As of March 31, 2014
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$17,278,158	$—	$(71,638)	$17,206,520
Municipal bonds	Less than 1	805,144	—	(172)	804,972
Total investments		$18,083,302	$—	$(71,810)	$18,011,492

		As of December 31, 2013
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$18,178,518	$—	$(78,614)	$18,099,904
Municipal bonds	Less than 1	805,144	560	—	805,704
Total investments		$18,983,662	$560	$(78,614)	$18,905,608

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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the three months ended March 31, 2014 or 2013.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014:

	Fair Value Measurements at
	March 31, 2014
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Unobservable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$86,804,628	$86,804,628	$—	$—
Mutual funds	17,206,520	—	17,206,520	—
Municipal bonds	804,972	—	804,972	—
Investment in affiliated entity	9,287,624	9,287,624	—	—
Common stock warrants	1,410,000	—	—	1,410,000
Total Assets	$115,513,744	$96,092,252	$18,011,492	$1,410,000
Liabilities:
Common stock warrants	$6,045,903	$—	$—	$6,045,903
Total Liabilities	$6,045,903	$—	$—	$6,045,903

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013

	Fair Value Measurements at
	December 31, 2013
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Unobservable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$26,852,560	$26,852,560	$—	$—
Mutual funds	18,099,904	—	18,099,904	—
Municipal bonds	805,704	—	805,704	—
Investment in affiliated entity	9,664,587	9,664,587	—	—
Common stock warrants	717,500	—	—	717,500
Total Assets	$56,140,255	$36,517,147	$18,905,608	$717,500
Liabilities:
Common stock warrants	$19,540,583	$—	$—	$19,540,583
Total Liabilities	$19,540,583	$—	$—	$19,540,583

Level 1 assets include money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investment in GeneOne (formerly VGX International Inc.), for which the fair value is based on the market value of 8,220,775 common shares on March 31, 2014 and December 31, 2013, listed on the Korean Stock Exchange. The Company accounts for its investment at fair value on a recurring basis.

Level 2 assets at March 31, 2014 include mutual funds and municipal bonds held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs for all of mutual funds from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing their assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.

Level 3 assets at March 31, 2014 include two warrants received by the Company to purchase shares of common stock of OncoSec Medical Incorporated (“OncoSec”), in connection with the first and second amendments to the Asset Purchase Agreement between the Company and OncoSec signed in September 2011 and March 2012, respectively. The first warrant to purchase 1,000,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $1.20 per share. The second warrant to purchase 3,000,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $1.00 per share.

As of March 31, 2014 the Company recorded a long-term asset of approximately $1.4 million associated with the warrants received to purchase common stock of OncoSec. The Company reassesses the fair value of the warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of OncoSec stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on publicly available historical data and knowledge of OncoSec. The Company reassesses the fair value of the warrants at each reporting date. The assumptions used to estimate the fair values of the OncoSec common stock warrants at March 31, 2014 are presented below:

Risk-free interest rate	0.9%
Expected volatility	85%
Expected life in years	2.5-3.0
Dividend yield	—

As a result of these calculations, the Company recorded an increase (decrease) in fair value of the two warrants of $693,000 and ($800) for the three months ended March 31, 2014 and 2013, respectively. The change in fair value is reflected in the Company's condensed consolidated statements of operations as a component of change in fair value of common stock warrants.
The following table presents a summary of changes in fair value of the Company’s total Level 3 financial assets for the three months ended March 31, 2014:

Balance at January 1, 2014	$717,500
Increase in fair value included in change in fair value of common stock warrants	692,500
Balance at March 31, 2014	$1,410,000

Level 3 liabilities held as of March 31, 2014 consist of common stock warrant liabilities associated with warrants to purchase the Company's common stock issued in July 2009 and March 2013. Level 3 liabilities held as of March 31, 2013 consist of common stock warrant liabilities associated with warrants to purchase the Company's common stock issued in July 2009, January 2011, December 2011 and March 2013. If unexercised, the warrants will expire at various dates between July 2014 and September 2018. During the three months ended March 31, 2014, warrants to purchase 7,604,091 shares of common stock were exercised.
As of March 31, 2014 the Company recorded a $6.0 million common stock warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. The range of assumptions used to estimate the fair values of common stock warrants at March 31, 2014 are presented below:

Risk-free interest rate	0.05%-1.73%
Expected volatility	76%-92%
Expected life in years	0.25-4.45
Dividend yield	—
Changes in these assumptions as well as in the Company's stock price on the valuation date can have a significant impact on the fair value of the common stock warrant liability. As a result of these calculations, the Company recorded an increase in fair value of $1.2 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively. The change in fair value is reflected in the Company's condensed consolidated statements of operations as a component of change in fair value of common stock warrants. Warrants that were exercised during the period were revalued on the day prior to exercise and then reclassified into stockholders' equity upon exercise.
The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the three months ended March 31, 2014:

Balance at January 1, 2014	$19,540,583
Increase in fair value included in change in fair value of common stock warrants	1,198,426
Change in classification from liability to stockholders' equity due to warrant exercise	(14,693,106)
Balance at March 31, 2014	$6,045,903

7. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		March 31, 2014			December 31, 2013
	Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill(a)		$10,113,371	$—	$10,113,371	$10,113,371	$—	$10,113,371
Amortizing:
Patents	8 – 17	5,802,528	(5,189,911)	612,617	5,802,528	(5,128,227)	674,301
Licenses	8 – 17	1,323,761	(1,082,804)	240,957	1,323,761	(1,075,617)	248,144
CELLECTRA®(b)	5 – 11	8,106,270	(5,650,556)	2,455,714	8,106,270	(5,543,786)	2,562,484
GHRH(b)	11	335,314	(153,136)	182,178	335,314	(145,215)	190,099
Other(c)	18	4,050,000	(2,062,500)	1,987,500	4,050,000	(2,006,250)	2,043,750
Total intangible assets		19,617,873	(14,138,907)	5,478,966	19,617,873	(13,899,095)	5,718,778
Total goodwill and intangible assets		$29,731,244	$(14,138,907)	$15,592,337	$29,731,244	$(13,899,095)	$15,832,149

(a)	Goodwill was recorded from the Inovio AS acquisition in January 2005 and from the acquisition of VGX in June 2009 for $3.9 million and $6.2 million, respectively.

(b)	CELLECTRA® and GHRH are developed technologies which were recorded from the acquisition of VGX.

(c)	Other intangible assets represent the fair value of acquired intellectual property from the Inovio AS acquisition.
Aggregate amortization expense on intangible assets for the three months ended March 31, 2014 and 2013 was $240,000 and $448,000, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $703,000 for the remainder of fiscal year 2014, $870,000 for 2015, $816,000 for 2016, $775,000 for 2017, $773,000 for 2018 and $1.5 million for 2019 and the years thereafter.

8. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of March 31, 2014 and December 31, 2013:

			Outstanding as of
	Authorized	Issued	March 31, 2014	December 31, 2013
Common Stock, par $0.001	600,000,000	240,146,343	240,146,343	210,304,821
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	26	26
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	—	—
Common Stock

In March 2014, the Company closed an underwritten public offering of 21,810,900 shares of the Company’s common stock, including 2,844,900 shares of common stock issued pursuant to the underwriter’s exercise of its overallotment option, at the public offering price of $2.90 per share. The net proceeds, after deducting the underwriter’s discounts and commission and other estimated offering expenses, were approximately $59.2 million.
In March 2013, the Company completed an underwritten offering of 27,377,266 shares of common stock and warrants to purchase an aggregate of up to 13,688,633 shares of common stock. The shares and warrants were sold in units at a price of $0.55 per unit, with each unit consisting of one share of common stock and a warrant to purchase 0.50 share of common stock at an exercise price of $0.7936 per share. The warrants have a term of five and one-half years. The net proceeds, after deducting the underwriters' discounts and other offering expenses, were approximately $14.0 million. The Company valued the registered warrants issued in connection with the March 2013 financing as of the issuance date using the Black Scholes pricing model and recorded a current liability on the condensed consolidated balance sheet. As of March 31, 2014, 11,574,999 of these warrants had been exercised. Transaction costs associated with the issuance of the warrants were allocated by using the relative fair value approach. These transaction costs of $316,000 were immediately expensed and included as part of general and administrative expense in the Company's condensed consolidated statement of operations for the three months ended March 31, 2013.
The Company accounts for registered common stock warrants issued in July 2009 and March 2013 under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. The Company classifies registered warrants on the condensed consolidated balance sheet as a current liability which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The Company develops its estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. The Company uses the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the condensed consolidated statement of operations as “Change in fair value of common stock warrants.”

Warrants
The following table summarizes the warrants outstanding as of March 31, 2014 and December 31, 2013:

			As of March 31, 2014		As of December 31, 2013
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants	Common Stock Warrant Liability	Number of Warrants	Common Stock Warrant Liability
March 2013 financing	$0.79	September 12, 2018	2,113,634	$5,875,903	3,022,725	$7,859,085
January 2011 financing	$1.40	January 27, 2016	—	—	6,695,000	11,381,498
July 2009 financing	$3.38	July 1, 2014	333,333	170,000	333,333	300,000
Warrants assumed in June 2009 Merger	$1.02-$1.28	August 1, 2015- April 28, 2016	4,008,202	—	4,008,202	—
Total			6,455,169	$6,045,903	14,059,260	$19,540,583

During the three months ended March 31, 2014, warrants to purchase 909,091 shares of the Company's common stock which were issued in connection with the March 2013 financing were exercised, with proceeds to the Company of $721,000.

During the three months ended March 31, 2014, warrants to purchase 6,695,000 shares of the Company's common stock which were issued in connection with the January 2011 financing were exercised, with proceeds to the Company of $9.4 million.
Stock Options
The Company has one active stock-based incentive plan, the Amended and Restated 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees. The Incentive Plan was adopted on March 31, 2007, approved by the stockholders on May 4, 2007, approved by the stockholders as amended on May 2, 2008, and approved by the stockholders as amended and restated on August 25, 2009 and May 14, 2010. On May 14, 2010 the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 2,000,000 and to provide that the aggregate number of shares available for grant under the Incentive Plan will be increased on January 1 of each year beginning in 2011 by a number of shares equal to the lesser of 2,055,331 or such number of shares as may be determined by the Board. At March 31, 2014, the Incentive Plan reserves 13,971,324 shares of common stock for issuance as or upon exercise of incentive awards granted and to be granted at future dates. At March 31, 2014, the Company had 210,846 shares of common stock available for future grant under the Incentive Plan, and 240,000 shares of vested restricted stock and options to purchase 11,942,334 shares of common stock outstanding under the Incentive Plan. The awards granted and available for future grant under the Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The Incentive Plan terminates by its terms on March 31, 2017.
The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the Amended 2000 Stock Option Plan and the VGX Equity Compensation Plan, under which the Company had options to purchase 809,250 and 6,196,794 shares of common stock outstanding at March 31, 2014, respectively. The terms and conditions of the options outstanding under these plans remain unchanged.

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
The following table summarizes potential common shares that were excluded from diluted net loss per share calculation because of their anti-dilutive effect:

	As of March 31,
	2014	2013
Options to purchase common stock	18,948,378	18,493,523
Warrants to purchase common stock	6,455,169	35,227,529
Convertible preferred stock	38,233	38,233
Total	25,441,780	53,759,285

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
The weighted average assumptions used in the Black-Scholes model for employees and directors are presented below:

	Three Months Ended March 31,
	2014	2013
Risk-free interest rate	1.45%	0.40%
Expected volatility	112%	113%
Expected life in years	5	4
Dividend yield	—	—
Forfeiture rate	8%	8%

Total employee compensation cost for the Company's stock plan recognized in the condensed consolidated statement of operations for the three months ended March 31, 2014 and 2013 was $2,129,000 and $450,000, respectively, of which $1,346,000 and $235,000 was included in research and development expenses and $783,000 and $215,000 was included in general and administrative expenses, respectively.
At March 31, 2014, there was $6.0 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.4 years.
The weighted average grant date fair value per share was $2.55 and $0.40 for employee stock options granted during the three months ended March 31, 2014 and 2013, respectively.
The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three months ended March 31, 2014 and 2013 was $390,000 and $69,000, respectively.

11. Related Party Transactions
GeneOne Life Sciences (Formerly VGX International Inc.)
In March 2014, the Company's affiliated entity VGX International Inc. changed its name to GeneOne Life Sciences (GeneOne).
On October 7, 2011, the Company entered into a Collaborative Development and License Agreement (the “Agreement”) with GeneOne. Under the Agreement, the Company and GeneOne will co-develop the Company’s SynCon® therapeutic vaccines for hepatitis B and C infections (the “Products”). Under the terms of the Agreement, GeneOne will receive marketing rights for the Products in Asia, excluding Japan, and in return will fully fund IND-enabling and initial Phase I and II clinical studies with respect to the Products. The Company will receive from GeneOne payments based on the achievement of clinical milestones and royalties based on sales of the Products in the licensed territories, retaining all commercial rights to the Products in all other territories.

On March 24, 2010, the Company entered into a Collaboration and License Agreement (the “GeneOne Agreement”) with GeneOne. Under the GeneOne Agreement, the Company granted GeneOne an exclusive license to Inovio’s SynCon® universal influenza vaccine delivered with electroporation to be developed in certain countries in Asia (the “Product”). As consideration for the license granted to GeneOne, the Company received payment of $3.0 million, and will receive research support, annual license maintenance fees and royalties on net Product sales. The Company recorded the $3.0 million as deferred revenue from affiliated entity, and will recognize it as revenue over the eight year expected period of the Company’s performance obligation. In addition, contingent upon achievement of clinical and regulatory milestones, the Company will receive development payments over the term of the GeneOne Agreement. The GeneOne Agreement also provides Inovio with exclusive rights to supply devices for clinical and commercial purposes (including single use components) to GeneOne for use in the Product. The term of the GeneOne Agreement commenced upon execution and will extend on a country by country basis until the last to expire of all Royalty Periods for the territory (as such term is defined in the GeneOne Agreement) for any Product in that country, unless the GeneOne Agreement is terminated earlier in accordance with its provisions as a result of breach, by mutual agreement, or by GeneOne's right to terminate without cause upon prior written notice.
For the three months ended March 31, 2014 and 2013, the Company recognized revenue from GeneOne of $117,000 and $106,000, respectively, which consisted of licensing, collaborative research and development arrangements and other fees. Operating expenses related to GeneOne for the three months ended March 31, 2014 and 2013 include $1.1 million and $455,000, respectively, related primarily to biologics manufacturing. At March 31, 2014 and December 31, 2013, the Company had an accounts receivable balance of $19,000 and $0, respectively, from GeneOne and its subsidiaries. At March 31, 2014 and December 31, 2013, $347,000 and $231,000 of prepayments made to GeneOne were classified as long-term other assets on the consolidated balance sheet, respectively.
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
The Company's non-executive Chairman, Dr. Avtar Dhillon, is also the non-executive Chairman of OncoSec.

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

12. Commitments and Contingencies

In March 2014, the Company entered into an office lease (the "Lease") with a publicly owned real estate investment trust, located in Plymouth Meeting, Pennsylvania. The Company expects to occupy the new space commencing in the third quarter of 2014 and sublet the existing facility. The initial term of the Lease is 11.5 years. The Company intends to use the facility for office purposes.

The base rent adjusts periodically throughout the 11.5 year term of the Lease, with monthly payments ranging from $0 to $58,000. In addition, the Company will pay the landlord its share of operating expenses and a property management fee and has paid a security deposit of $49,000.
The Company's future minimum lease payments under all non-cancelable operating leases as of March 31, 2014 are as follows:

Remainder of 2014	$180,000
2015	677,000
2016	1,401,000
2017	1,335,000
2018	1,275,000
Thereafter	9,228,000
Total	$14,096,000

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
The Company is entitled to receive up to double-digit tiered royalties on product sales. Unless terminated earlier in accordance with its terms, the Agreement continues in effect until the date when no royalty or other payment obligations under the Agreement are or will become due, i.e., a royalty term ending on the later of the date that is (a) ten years after the date of the first commercial sale of the product that is subject to the Agreement or (b) the expiration of the last to expire of the patent rights that are subject to the Agreement. Under the terms of the Agreement the Company also agreed to perform research and development services, which include preclinical and clinical costs, and manufacturing and supply services, at Roche's expense.
The Company identified the deliverables at the inception of the agreement. The Company has determined that the license to INO-5150 and INO-1800, the Option Right to license additional vaccines, research and development services, manufacturing and drug supply, and participation in the Joint Steering Committee individually represent separate units of accounting because each deliverable has standalone value. The Company considered the provisions of the multiple-element arrangement guidance in determining whether the deliverables outlined above have standalone value and thus should be treated as separate units of accounting. The Company determined that the licenses and Option Right to license additional vaccines have standalone value and represent separate units of accounting because the rights conveyed permit Roche to perform all efforts necessary to complete development, commercialize and begin selling the product upon regulatory approval. In addition, Roche has the appropriate development, regulatory and commercial expertise with products similar to the product licensed under the agreement and has the ability to engage third parties to manufacture the product allowing Roche to realize the value of the license without receiving any of the remaining deliverables. Roche can also sublicense its license rights to third parties. Also, the Company determined that the research services, committee participation and manufacturing services each represent individual units of accounting as Roche could perform such services and/or could acquire these on a separate basis. The best estimated selling prices for these units of accounting were determined based on market conditions, the terms of comparable collaborative agreements for similar technology in the pharmaceutical and biotechnology industry, the Company's pricing practices and pricing objectives and the nature of the research and development services to be provided. While market data and the cost-to-recreate method under the Cost Approach were considered throughout the valuation process, ultimately, the selling prices of the licenses and Option Right were determined utilizing two forms of the relief from royalty method under the Income Approach. The arrangement consideration was allocated to the deliverables based on the relative selling price method.

The amount allocable to the delivered unit or units of accounting is limited to the amount that is considered fixed and determinable and is not contingent upon the delivery of additional items or meeting other specified performance conditions. Based on the results of the Company's analysis, the $10 million up-front payment was allocated as follows: $5.0 million and $3.4 million to the license to INO-5150 and INO-1800, respectively, $1.5 million to the Option Right and $155,000 to the Joint Steering Committee obligation. The amounts allocated to the licenses for INO-5150 and INO-1800 were recognized as revenue under collaborative research and development arrangements during the year ended December 31, 2013 as these were determined to be earned upon the granting of the license and delivery of the related knowledge and data. Due to the Company's continuing involvement obligations, the remaining amounts were classified as deferred revenue as of December 31, 2013. The Company will recognize revenues associated with research and development services and manufacturing and drug supply as revenues under collaborative arrangements as the related services are performed and according to the relative selling price method of the allocable arrangement consideration. During the three months ended March 31, 2014, the Company recognized revenues of $1.4 million from Roche, of which $1.4 million was allocated to the licenses and $13,000 to research and development services and manufacturing, respectively. As of March 31, 2014, the Company has a deferred revenue balance of $3.6 million related to the Roche Agreement.

14. Subsequent Events

Subsequent to March 31, 2014, warrants and stock options to purchase 479,062 shares of common stock were exercised for total proceeds to the Company of $383,000.

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
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors that affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the Caption “Risk Factors” and under the captions “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” and in our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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

General
We are engaged in the discovery, development, and delivery of a new generation of vaccines and immune therapies, called synthetic vaccines, focused on cancers and infectious diseases. Our DNA-based immune therapies, in combination with our proprietary electroporation delivery, are generating best-in-class immune responses, with therapeutic T-cell responses exceeding other technologies in terms of magnitude, breadth, and response rate. The Company's DNA-based SynCon® technology is also designed to provide universal protection against known as well as new unmatched strains of pathogens such as influenza. Human data to date have shown a favorable safety profile. Our clinical programs include HPV/cervical cancer (therapeutic), avian influenza (preventive), prostate cancer (therapeutic), leukemia (therapeutic), HCV, HBV and HIV vaccines. We are advancing preclinical research for a universal seasonal/pandemic influenza vaccine as well as other products. Our partners and collaborators include Roche, University of Pennsylvania, Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, Program for Appropriate Technology in Health/Malaria Vaccine Initiative (“PATH” or “MVI”), National Institute of Allergy and Infectious Diseases (“NIAID”), United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”) and Department of Homeland Security (“DHS”).
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
Recent Developments

On March 4, 2014, we closed an underwritten public offering of 21,810,900 shares of our common stock, including 2,844,900 shares of common stock issued pursuant to the underwriter’s exercise of its overallotment option, at the public offering price of $2.90 per share. The net proceeds, after deducting the underwriter’s discounts and commission and other offering expenses, were approximately $59.2 million.

In March 2014, we entered into an office lease (the "Lease") with a publicly owned real estate investment trust, located in Plymouth Meeting, Pennsylvania. We expect to occupy the new space commencing in the third quarter of 2014. The initial term of the Lease is 11.5 years and we intend to use the facility for office purposes. The base rent adjusts periodically throughout the 11.5 year term of the Lease, with monthly payments ranging from $0 to $58,000. In addition, we will pay the landlord our share of operating expenses and a property management fee and have paid a security deposit of $49,000.
As of March 31, 2014, we had an accumulated deficit of $306.6 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Critical Accounting Policies
The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment. Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. There have been no changes to our critical accounting policies during the three months ended March 31, 2014. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies include:
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
Valuation and Impairment Evaluations of Goodwill and Intangible Assets. Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. As of March 31, 2014, our intangible assets resulting from the acquisition of VGX and Inovio AS, and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $5.5 million. Intangible assets are amortized over their estimated useful lives ranging from 5 to 18 years. We are concurrently conducting pre-clinical, Phase I, and Phase II trials using acquired intangibles, and we have entered into certain significant licensing agreements for use of these acquired intangibles.
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

The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, we reduce the carrying value of the intangible asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from our intangible assets will exceed the intangible assets' carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2014.
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

Adoption of Recent Accounting Pronouncements
There have been no recent pronouncements which are anticipated to have an impact on or that are related to our financial condition, results of operations, or related disclosures.

Results of Operations
Revenue. We had total revenue of $2.4 million and $1.5 million for the three months ended March 31, 2014 and March 31, 2013, respectively. Revenue primarily consists of revenue under collaborative research and development arrangements, grants and government contracts.
Revenue under collaborative research and development arrangements was $1.6 million and $121,000 for the three months ended March 31, 2014 and 2013, respectively. The increase for the three month-period year over year was primarily due to the revenue recognized from our Agreement with Roche entered into in September 2013 (See Note 13).
During the three months ended March 31, 2014 and 2013, we recorded grant and miscellaneous revenue of $805,000 million and $1.3 million, respectively. The decrease was primarily due to less revenue recognized from our contract with the NIAID of $276,000 for the three months ended March 31, 2014 as compared to $1.0 million for the same period in 2013. This decrease was partially offset by an increase of $308,000 in revenue recognized under our NIH research project grant.
Research and Development Expenses. Research and development expenses for the three months ended March 31, 2014 and 2013, were $8.2 million and $5.1 million, respectively. The increase for the three-month period year over year, was primarily due to $1.1 million in higher employee stock-based compensation and higher costs incurred in conjunction with our Roche collaboration. Overall, increases included $583,000 in higher engineering and professional services for new device development, $424,000 in higher compensation and related expenses due to increased employee headcount, $273,000 in higher clinical expenses related to our ongoing and upcoming clinical trials, $224,000 in higher research and development outside services and $181,000 in higher allocated facilities and IT expenses, among other variances.
General and Administrative Expenses. General and administrative expenses, which include business development expenses and the amortization of intangible assets, for the three months ended March 31, 2014 and 2013 were $4.1 million and $3.0 million, respectively. The increase for the three-month period year over year was primarily due to an increase in employee and consultant stock-based compensation, compensation and related expenses, corporate and patent legal fees and deferred rent on the new building leases of $889,000, $197,000, $158,000 and $153,000, respectively. These increases were offset by transaction costs of $316,000 associated with the issuance of warrants in the March 2013 financing, among other variances.
Stock-based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee's requisite service period. Total employee compensation cost for our stock plans for the three months ended March 31, 2014 and 2013 was $2,129,000 and $450,000, respectively. From these amounts, $1,346,000 and $235,000 were included in research and development expenses and $783,000 and $215,000 were included in general and administrative expenses, respectively. The increase for the three-month period year over year was primarily due to a higher valuation of the employee stock options granted during the period.
Change in fair value of common stock warrants. The change in fair value of common stock warrants for the three months ended March 31, 2014 and 2013 was $(506,000) and $(1.4 million), respectively. The variance is due to the revaluation of registered common stock warrants issued by us in March 2013, December 2011, January 2011 and June 2009, as well as a lesser number of warrants classified as a current liability due to a significant number of warrants exercised during the second half of 2013. We revalue warrants at each balance sheet date to fair value. Warrants that were exercised during the period were revalued the day prior to exercise and reclassified into stockholders' equity upon exercise. If unexercised, the warrants will expire at various dates between July 2014 and September 2018.
Gain (Loss) from investment in affiliated entity. The gain (loss) is a result of the change in the fair market value of the investment in GeneOne (formerly VGX International Inc.) for the three months ended March 31, 2014.

Liquidity and Capital Resources
Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

Working Capital and Liquidity
As of March 31, 2014 we had cash and short term investments of $116.8 million and working capital of $106.0 million, as compared to $52.6 million and $29.7 million, respectively, as of December 31, 2013. The increase in cash and short term investments as well as working capital during the three months ended March 31, 2014 was primarily due to our March 2014 financing as well as proceeds received from warrant and stock option exercises, offset by expenditures related to our research and development activities and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.
Net cash used in operating activities was $5.6 million and $5.1 million for the three months ended March 31, 2014 and 2013, respectively.
Net cash provided by investing activities was $719,000 and $11,000 for the three months ended March 31, 2014 and 2013, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Net cash provided by financing activities was $69.9 million and $19.6 million for the three months ended March 31, 2014 and 2013, respectively. The increase was related to proceeds received from our March 2014 financing as well as warrant and stock option exercises.
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
During the three months ended March 31, 2014, warrants and stock options to purchase 8,030,622 shares of common stock were exercised for total proceeds to the Company of $10.7 million.
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
As of March 31, 2014, we had an accumulated deficit of $306.6 million. We have operated at a loss since 1994, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that current cash and cash equivalents plus short-term investments are sufficient to meet planned working capital requirements through the end of 2017. We will continue to rely on outside sources of financing to meet our capital needs beyond this time.

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
The investment in affiliated entity represents our ownership interest in the Korean based company, GeneOne (formerly VGX International, Inc.). We report this investment at fair value on the condensed consolidated balance sheet using the closing price of GeneOne's shares of common stock as listed on the Korean Stock Exchange.
Common stock warrants that we have received to purchase shares of OncoSec are classified on the condensed consolidated balance sheet as a long-term asset that is revalued at each balance sheet date subsequent to the initial receipt.
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the three months ended March 31, 2014, have been made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investment in GeneOne (formerly VGX International Inc.) which is denominated in South Korean Won. We do not have any foreign currency hedging instruments in place.
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
Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2014.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
Not applicable.

ITEM 1A.    RISK FACTORS
The following Risk Factors do not reflect any material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the Securities and Exchange Commission on March 17, 2014. You should carefully consider and evaluate each of the following factors as well as the other information in this quarterly report on Form 10-Q, including our financial statements and the related notes, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also consider the more detailed description of our business contained in our annual report on Form 10-K for the year ended December 31, 2013.
Risks Related to Our Business and Industry
We have incurred losses since inception, expect to incur significant net losses in the foreseeable future and may never become profitable.
We have experienced significant operating losses to date; as of March 31, 2014 our accumulated deficit was approximately $306.6 million. We have generated limited revenues, primarily consisting of license and grant revenue, and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability. We believe that current cash and cash equivalents plus short-term investments are sufficient to meet planned working capital requirements through the end of 2017. We will continue to rely on outside sources of financing to meet our capital needs beyond this time.
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

•	conducting clinical trials with sites internationally due to regulatory approvals and meeting international standards;

•	retaining patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up;

•	collecting, reviewing and analyzing our clinical trial data; and

•	global unrest, terrorist activities, and economic and other external factors.
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
In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. Period to period comparisons are not indicative of future performance. The following factors, in addition to the other risk factors described in this annual report, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:

•	developments concerning any research and development, clinical trials, manufacturing, and marketing efforts or collaborations;

•	fluctuating public or scientific interest in the potential for influenza pandemic or other applications for our vaccine or other product candidates;

•	our announcement of significant acquisitions, strategic collaborations, joint ventures or capital commitments;

•	fluctuations in our operating results

•	announcements of technological innovations;

•	new products or services that we or our competitors offer;

•	the initiation, conduct and/or outcome of intellectual property and/or litigation matters;

•	changes in financial or other estimates by securities analysts or other reviewers or evaluators of our business;

•	conditions or trends in bio-pharmaceutical or other healthcare industries;

•	regulatory developments in the United States and other countries;

•	negative perception of gene based therapy;

•	changes in the economic performance and/or market valuations of other biotechnology and medical device companies;

•	additions or departures of key personnel;

•	sales or other transactions involving our common stock;

•	changes in our capital structure;

•	sales or other transactions by executive officers or directors involving our common stock;

•	changes in accounting principles;

•	global unrest, terrorist activities, and economic and other external factors; and

•	catastrophic weather and/or global disease pandemics.
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

Inovio Pharmaceuticals, Inc.

Date:	May 9, 2014	By	/s/ J. JOSEPH KIM
J. Joseph Kim President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 9, 2014	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)