Form 10-Q
period 2014-06-30
INOVIO PHARMACEUTICALS, INC.
filed 2014-08-11
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO
COMMISSION FILE NO. 001-14888

 INOVIO PHARMACEUTICALS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	33-0969592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

660 W. GERMANTOWN PIKE, SUITE 100 PLYMOUTH MEETING, PA 19462	19422
(Address of principal executive offices)	(Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (267) 440-4200
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

COMMON STOCK, $0.001 PAR VALUE	NYSE MKT
(Title of Class)	(Name of Each Exchange on Which Registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 60,398,990 as of August 4, 2014.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended June 30, 2014

Part I. Financial Information

Item 1.    Financial Statements
INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,535,184	$33,719,796
Short-term investments	20,322,793	18,905,608
Accounts receivable	2,876,652	3,301,563
Prepaid expenses and other current assets	673,890	637,433
Prepaid expenses and other current assets from affiliated entity	473,225	2,057,350
Deferred tax asset	61,839	61,839
Total current assets	112,943,583	58,683,589
Restricted cash	100,930	100,762
Fixed assets, net	4,549,463	2,886,545
Investment in affiliated entity	7,829,464	9,664,587
Intangible assets, net	5,241,317	5,718,778
Goodwill	10,113,371	10,113,371
Common stock warrants	881,000	717,500
Other assets	493,435	402,075
Total assets	$142,152,563	$88,287,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,286,033	$5,444,508
Accounts payable and accrued expenses due to affiliated entity	704,500	522,255
Accrued clinical trial expenses	1,718,741	1,446,180
Common stock warrants	3,107,059	19,540,583
Deferred revenue	355,041	1,624,388
Deferred revenue from affiliated entity	432,291	388,542
Total current liabilities	11,603,665	28,966,456
Deferred revenue, net of current portion	2,738,915	1,997,333
Deferred revenue from affiliated entity, net of current portion	1,024,194	1,211,694
Deferred rent	4,321,995	3,013,263
Deferred tax liabilities	195,778	195,778
Total liabilities	19,884,547	35,384,524
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Common stock	60,318	52,577
Additional paid-in capital	439,144,564	348,267,389
Accumulated deficit	(317,321,311)	(295,788,577)
Accumulated other comprehensive loss	(47,363)	(76,365)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	121,836,208	52,455,024
Non-controlling interest	431,808	447,659
Total stockholders’ equity	122,268,016	52,902,683
Total liabilities and stockholders’ equity	$142,152,563	$88,287,207
See accompanying notes.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Revenue under collaborative research and development arrangements	$3,107,781	$14,311	$4,543,508	$28,570
Revenue under collaborative research and development arrangements with affiliated entity	137,500	106,250	254,464	212,500
Grants and miscellaneous revenue	556,381	665,049	1,361,333	1,999,765
Total revenues	3,801,662	785,610	6,159,305	2,240,835
Operating expenses:
Research and development	9,607,281	4,411,082	17,832,761	9,526,194
General and administrative	4,347,327	3,046,586	8,479,545	6,020,739
Gain on sale of assets	—	(1,000,000)	—	(1,000,000)
Total operating expenses	13,954,608	6,457,668	26,312,306	14,546,933
Loss from operations	(10,152,946)	(5,672,058)	(20,153,001)	(12,306,098)
Other income (expense):
Interest and other income, net	68,999	37,391	121,075	76,851
Change in fair value of common stock warrants	824,390	(3,199,878)	318,464	(4,627,494)
Loss on investment in affiliated entity	(1,458,160)	(2,032,051)	(1,835,123)	(2,868,135)
Net loss	(10,717,717)	(10,866,596)	(21,548,585)	(19,724,876)
Net loss attributable to non-controlling interest	6,443	14,008	15,851	28,168
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(10,711,274)	$(10,852,588)	$(21,532,734)	$(19,696,708)
Net loss per common share attributable to Inovio Pharmaceuticals, Inc. stockholders:
Basic	$(0.18)	$(0.24)	$(0.37)	$(0.47)
Diluted	$(0.19)	$(0.24)	$(0.38)	$(0.47)
Weighted average number of common shares outstanding used in per share calculations:
Basic	60,232,498	44,988,704	57,722,938	42,046,829
Diluted	60,474,859	44,988,704	57,976,455	42,046,829
See accompanying notes.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(10,717,717)	$(10,866,596)	$(21,548,585)	$(19,724,876)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(486)	(1,689)	(1,675)
Unrealized gain (loss) on short-term investments	24,447	(162,468)	30,691	(168,123)
Comprehensive loss	(10,693,270)	(11,029,550)	(21,519,583)	(19,894,674)
Comprehensive loss attributable to non-controlling interest	6,443	14,008	15,851	28,168
Comprehensive loss attributable to Inovio Pharmaceuticals, Inc.	$(10,686,827)	$(11,015,542)	$(21,503,732)	$(19,866,506)

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(21,548,585)	$(19,724,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	244,195	81,020
Amortization of intangible assets	477,462	893,028
Change in value of common stock warrants	(318,464)	4,627,494
Stock-based compensation	3,752,687	793,864
Issuance of shares in connection with reverse stock split	57,187	—
Interest income accrued on short-term investments	—	(506)
Deferred rent	375,382	536,001
Loss on disposal of fixed assets	2,959	—
Loss on investment in affiliated entity	1,835,123	2,868,135
Transaction costs associated with issuance of warrants	—	315,970
Gain on sale of intangible assets	—	(1,000,000)
Changes in operating assets and liabilities:
Accounts receivable	424,911	290,088
Accounts receivable from affiliated entity	—	36,234
Prepaid expenses and other current assets	(80,126)	(302,561)
Prepaid expenses and other current assets from affiliated entity	1,536,433	123,810
Restricted cash	(168)	(176)
Other assets	—	650
Accounts payable and accrued expenses	24,547	481,257
Accounts payable and accrued expenses due to affiliated entity	182,245	(141,988)
Deferred revenue	(527,765)	(266,886)
Deferred revenue from affiliated entity	(143,751)	(162,501)
Net cash used in operating activities	(13,705,728)	(10,551,943)
Cash flows from investing activities:
Purchases of investments	(8,286,494)	(5,691,902)
Maturities of investments	6,900,000	450,507
Purchases of capital assets	(887,183)	(66,118)
Proceeds from sale of intangible assets	—	1,000,000
Net cash used in investing activities	(2,273,677)	(4,307,513)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	59,209,182	19,556,383
Proceeds from stock option and warrant exercises	11,587,300	10,897
Net cash provided by financing activities	70,796,482	19,567,280
Effect of exchange rate changes on cash and cash equivalents	(1,689)	(1,675)
Increase in cash and cash equivalents	54,815,388	4,706,149
Cash and cash equivalents, beginning of period	33,719,796	5,646,021
Cash and cash equivalents, end of period	$88,535,184	$10,352,170

Supplemental disclosure of non-cash activities
Lease incentive	$933,350	$—
See accompanying notes.

INOVIO PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business
Inovio Pharmaceuticals, Inc. (the “Company” or “Inovio”) is developing vaccines and immune therapies, called synthetic vaccines, focused on cancers and infectious diseases. The Company's DNA-based immune therapies, in combination with its proprietary electroporation delivery devices, are generating robust immune responses. In addition, the Company's novel SynCon® vaccine design has shown the ability to help break the immune system’s tolerance of cancerous cells. Given the recognized role of killer T cells in eliminating cancerous or infected cells from the body, Inovio’s scientists believe that its active immunotherapies may play an important role in helping fight these diseases. Inovio's SynCon® design is also intended to provide universal protection against known as well as new unmatched strains of pathogens such as influenza. Human data to date have shown a favorable safety profile of the Company's DNA vaccines delivered using electroporation. The Company has completed, current or planned clinical programs of its proprietary SynCon® vaccines and immunotherapies for HPV-caused pre-cancers and cancers (therapeutic), influenza (preventive), prostate cancer (therapeutic), breast/lung/pancreatic cancer (therapeutic), hepatitis C virus (HCV) (therapeutic), hepatitis B virus (HBV) (therapeutic), HIV, and malaria (preventive and therapeutic). The Company's partners and collaborators include F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”), University of Pennsylvania, Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, Program for Appropriate Technology in Health/Malaria Vaccine Initiative (“PATH”/ “MVI”), National Institute of Allergy and Infectious Diseases (“NIAID”), United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”) and Department of Homeland Security (“DHS”).

2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of June 30, 2014, condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2014 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013, included in the Company's Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 17, 2014. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events after the balance sheet date of June 30, 2014 through the date it filed these unaudited condensed consolidated financial statements with the SEC.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Reverse Stock Split
On June 5, 2014, the Company implemented a 4-for-1 reverse stock split. All share information contained within this report, including the accompanying condensed consolidated financial statements and footnotes, have been retroactively adjusted to reflect the effects of the reverse stock split.

3. Impact of Recently Issued Accounting Standards
The recent pronouncements below may have a significant effect on the Company's financial statements. Recent pronouncements that are not anticipated to have an impact on or are unrelated to the Company's financial condition, results of operations, or related disclosures are not discussed.

Accounting Standards Update (“ASU”), No. 2014-09- In May 2014, the Financial Accounting Standards Board (“FASB”) issued an ASU, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its financial statements and related disclosures.

4. Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. In conjunction with the acquisition in June 2009 of VGX Pharmaceuticals (the “Merger”), the Company acquired a majority interest in VGX Animal Health and certain shares in GeneOne Life Sciences (formerly VGX International, Inc.) (“GeneOne”) (a publicly-traded company in South Korea). The Company consolidates Genetronics, Inc., VGX Pharmaceuticals and its subsidiary VGX Animal Health and records a non-controlling interest for the 9% of VGX Animal Health it does not own as of June 30, 2014 and December 31, 2013. The Company's investment in GeneOne, which is recorded as investment in affiliated entity within the condensed consolidated balance sheets is accounted for at fair value on a recurring basis, with changes in fair value recorded on the condensed consolidated statements of operations within gain (loss) on investment in affiliated entity. All intercompany accounts and transactions have been eliminated upon consolidation.
Variable Interest Entities
In June 2009, the FASB issued authoritative guidance that requires companies to perform a qualitative analysis to determine whether a variable interest in another entity represents a controlling financial interest in a variable interest entity. A controlling financial interest in a variable interest entity is characterized by having both the power to direct the most significant activities of the entity and the obligation to absorb losses or the right to receive benefits of the entity. This guidance also requires on-going reassessments of variable interests based on changes in facts and circumstances. This guidance became effective for fiscal years beginning after November 15, 2009. The Company adopted the provisions of the guidance in the first quarter of 2010 and determined that none of the entities with which the Company currently conducts business and collaborations are variable interest entities, except VGXI (a wholly-owned subsidiary of GeneOne). The Company determined that they are not the primary beneficiary and therefore are not required to consolidate VGXI. The Company continues to assess its variable interests and has determined that no significant changes have occurred as of June 30, 2014.

5. Investments
Investments consist of mutual funds and municipal bonds at June 30, 2014 and December 31, 2013. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive loss until realized. A decline in the market value of any investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the investment is established. No such impairment charges were recorded during the three and six months ended June 30, 2014.
The following is a summary of short-term investments as of June 30, 2014 and December 31, 2013:

		As of June 30, 2014
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$19,565,012	$—	$(45,655)	$19,519,357
Municipal bonds	Less than 1	805,144	—	(1,708)	803,436
Total investments		$20,370,156	$—	$(47,363)	$20,322,793

		As of December 31, 2013
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$18,178,518	$—	$(78,614)	$18,099,904
Municipal bonds	Less than 1	805,144	560	—	805,704
Total investments		$18,983,662	$560	$(78,614)	$18,905,608

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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the six months ended June 30, 2014 or 2013.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014:

	Fair Value Measurements at
	June 30, 2014
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Unobservable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$84,089,506	$84,089,506		$—
Mutual funds	19,519,357	—	19,519,357	—
Municipal bonds	803,436	—	803,436	—
Investment in affiliated entity	7,829,464	7,829,464	—	—
Common stock warrants	881,000	—	—	881,000
Total Assets	$113,122,763	$91,918,970	$20,322,793	$881,000
Liabilities:
Common stock warrants	$3,107,059	$—	$—	$3,107,059
Total Liabilities	$3,107,059	$—	$—	$3,107,059

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013:

	Fair Value Measurements at
	December 31, 2013
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Unobservable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$26,852,560	$26,852,560	$—	$—
Mutual funds	18,099,904	—	18,099,904	—
Municipal bonds	805,704	—	805,704	—
Investment in affiliated entity	9,664,587	9,664,587	—	—
Common stock warrants	717,500	—	—	717,500
Total Assets	$56,140,255	$36,517,147	$18,905,608	$717,500
Liabilities:
Common stock warrants	$19,540,583	$—	$—	$19,540,583
Total Liabilities	$19,540,583	$—	$—	$19,540,583

Level 1 assets include money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investment in GeneOne (formerly VGX International Inc.), for which the fair value is based on the market value of 8,220,775 common shares on June 30, 2014 and December 31, 2013, listed on the Korean Stock Exchange. The Company accounts for its investment at fair value on a recurring basis.

Level 2 assets at June 30, 2014 include mutual funds and municipal bonds held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs for all of mutual funds from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing their assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.

Level 3 assets at June 30, 2014 include two warrants received by the Company to purchase shares of common stock of OncoSec Medical Incorporated (“OncoSec”), in connection with the first and second amendments to the Asset Purchase Agreement between the Company and OncoSec signed in September 2011 and March 2012, respectively. The first warrant to purchase 1,000,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $1.20 per share. The second warrant to purchase 3,000,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $1.00 per share.

As of June 30, 2014 the Company recorded a long-term asset of approximately $881,000 associated with the warrants received to purchase common stock of OncoSec. The Company reassesses the fair value of the warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of OncoSec stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on publicly available historical data and knowledge of OncoSec. The Company reassesses the fair value of the warrants at each reporting date. The assumptions used to estimate the fair values of the OncoSec common stock warrants at June 30, 2014 are presented below:

Risk-free interest rate	0.47-0.88%
Expected volatility	85%
Expected life in years	2.25-2.75
Dividend yield	—

As a result of these calculations, the Company recorded a (decrease) increase in fair value of the two warrants of $(529,000) and $164,000 for the three and six months ended June 30, 2014, respectively, and a decrease in fair value of the two warrants of $1,000 and $2,000 for the three and six months ended June 30, 2013, respectively. The change in fair value is reflected in the Company's condensed consolidated statement of operations as a component of change in fair value of common stock warrants.
The following table presents a summary of changes in fair value of the Company’s total Level 3 financial assets for the six months ended June 30, 2014:

Balance at January 1, 2014	$717,500
Increase in fair value included in change in fair value of common stock warrants	163,500
Balance at June 30, 2014	$881,000

Level 3 liabilities held as of June 30, 2014 consist of common stock warrant liabilities associated with warrants to purchase the Company's common stock issued in March 2013. If unexercised, the warrants will expire in September 2018. During the three and six months ended June 30, 2014, warrants to purchase 170,455 and 2,071,475 shares of common stock were exercised, respectively.
As of June 30, 2014 the Company recorded a $3.1 million common stock warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. The assumptions used to estimate the fair value of common stock warrants at June 30, 2014 are presented below:

Risk-free interest rate	1.25%
Expected volatility	77%
Expected life in years	4.2
Dividend yield	—
Changes in these assumptions as well as in the Company's stock price on the valuation date can have a significant impact on the fair value of the common stock warrant liability. As a result of these calculations, the Company recorded a decrease in fair value of $1.4 million and $155,000 for the three and six months ended June 30, 2014, respectively, and an increase in fair value of $3.2 million and $4.6 million for the three and six months ended June 30, 2013, respectively. The change in fair value is reflected in the Company's condensed consolidated statements of operations as a component of change in fair value of common stock warrants. Warrants that were exercised during the period were revalued on the day prior to exercise and then reclassified into stockholders' equity upon exercise.
The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the six months ended June 30, 2014:

Balance at January 1, 2014	$19,540,583
Decrease in fair value included in change in fair value of common stock warrants	(154,964)
Change in classification from liability to stockholders' equity due to warrant exercise	(16,278,560)
Balance at June 30, 2014	$3,107,059

7. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		June 30, 2014			December 31, 2013
	Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill(a)		$10,113,371	$—	$10,113,371	$10,113,371	$—	$10,113,371
Amortizing:
Patents	8 – 17	5,802,528	(5,249,432)	553,096	5,802,528	(5,128,227)	674,301
Licenses	8 – 17	1,323,761	(1,089,991)	233,770	1,323,761	(1,075,617)	248,144
CELLECTRA®(b)	5 – 11	8,106,270	(5,757,327)	2,348,943	8,106,270	(5,543,786)	2,562,484
GHRH(b)	11	335,314	(161,056)	174,258	335,314	(145,215)	190,099
Other(c)	18	4,050,000	(2,118,750)	1,931,250	4,050,000	(2,006,250)	2,043,750
Total intangible assets		19,617,873	(14,376,556)	5,241,317	19,617,873	(13,899,095)	5,718,778
Total goodwill and intangible assets		$29,731,244	$(14,376,556)	$15,354,688	$29,731,244	$(13,899,095)	$15,832,149

(a)	Goodwill was recorded from the Inovio AS acquisition in January 2005 and from the acquisition of VGX in June 2009 for $3.9 million and $6.2 million, respectively.

(b)	CELLECTRA® and GHRH are developed technologies which were recorded from the acquisition of VGX.

(c)	Other intangible assets represent the fair value of acquired intellectual property from the Inovio AS acquisition.
Aggregate amortization expense on intangible assets for the three and six months ended June 30, 2014 was $238,000 and $477,000, respectively. Aggregate amortization expense on intangible assets for the three and six months ended June 30, 2013 was $445,000 and $893,000, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $465,000 for the remainder of fiscal year 2014, $870,000 for 2015, $816,000 for 2016, $775,000 for 2017, $773,000 for 2018 and $1.5 million for 2019 and the years thereafter.

8. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of June 30, 2014 and December 31, 2013:

			Outstanding as of
	Authorized	Issued	June 30, 2014	December 31, 2013
Common Stock, par $0.001	600,000,000	60,317,679	60,317,679	52,576,206
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	23	26
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	—	—
During the six months ended June 30, 2014, 3 shares of the Company's Series C preferred stock were converted into 1,103 shares of the Company's common stock.
Common Stock

In March 2014, the Company closed an underwritten public offering of 5,452,725 shares of the Company’s common stock, including 711,225 shares of common stock issued pursuant to the underwriter’s exercise of its overallotment option, at the public offering price of $11.60 per share. The net proceeds, after deducting the underwriter’s discounts and commission and other estimated offering expenses, were approximately $59.2 million.
In March 2013, the Company completed an underwritten offering of 6,844,317 shares of common stock and warrants to purchase an aggregate of up to 3,422,158 shares of common stock. The shares and warrants were sold in units at a price of $2.20 per unit, with each unit consisting of one share of common stock and a warrant to purchase 0.50 share of common stock at an exercise price of $3.1744 per share. The warrants have a term of five and one-half years. The net proceeds, after deducting the underwriters' discounts and other offering expenses, were approximately $14.0 million. The Company valued the registered warrants issued in connection with the March 2013 financing as of the issuance date using the Black Scholes pricing model and recorded a current liability on the condensed consolidated balance sheet. As of June 30, 2014, 3,064,203 of these warrants had been exercised. Transaction costs associated with the issuance of the warrants were allocated by using the relative fair value approach. These transaction costs of $316,000 were immediately expensed and included as part of general and administrative expense in the Company's condensed consolidated statement of operations for the six months ended June 30, 2013.
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

Warrants
The following table summarizes the warrants outstanding as of June 30, 2014 and December 31, 2013:

			As of June 30, 2014		As of December 31, 2013
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants	Common Stock Warrant Liability	Number of Warrants	Common Stock Warrant Liability
March 2013 financing	$3.17	September 12, 2018	357,956	$3,107,059	755,681	$7,859,085
January 2011 financing	$5.60	January 27, 2016	—	—	1,673,750	11,381,498
July 2009 financing	$13.50	July 1, 2014	83,334	—	83,334	300,000
Warrants assumed in June 2009 Merger	$4.08-$5.12	August 1, 2015- April 28, 2016	1,002,052	—	1,002,052	—
Total			1,443,342	$3,107,059	3,514,817	$19,540,583

During the six months ended June 30, 2014, warrants to purchase 397,725 shares of the Company's common stock which were issued in connection with the March 2013 financing were exercised, with proceeds to the Company of $1.3 million.

During the six months ended June 30, 2014, warrants to purchase 1,673,750 shares of the Company's common stock which were issued in connection with the January 2011 financing were exercised, with proceeds to the Company of $9.4 million.

Stock Options
The Company has one active stock-based incentive plan, the Amended and Restated 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees. The Incentive Plan was adopted on March 31, 2007, approved by the stockholders on May 4, 2007, approved by the stockholders as amended on May 2, 2008, and approved by the stockholders as amended and restated on August 25, 2009, May 14, 2010 and May 22, 2014. On May 14, 2010 the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 500,000 and to provide that the aggregate number of shares available for grant under the Incentive Plan will be increased on January 1 of each year beginning in 2011 by a number of shares equal to the lesser of 513,833 or such lesser number of shares as may be determined by the Board. On May 22, 2014 the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by

1,250,000. At June 30, 2014, the Incentive Plan reserves 4,742,831 shares of common stock for issuance as or upon exercise of incentive awards granted and to be granted at future dates. At June 30, 2014, the Company had 972,779 shares of common stock available for future grant under the Incentive Plan, and 60,000 shares of vested restricted stock and options to purchase 3,296,033 shares of common stock outstanding under the Incentive Plan. The awards granted and available for future grant under the Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The Incentive Plan terminates by its terms on March 31, 2017.
The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the Amended 2000 Stock Option Plan and the VGX Equity Compensation Plan, under which the Company had options to purchase 198,879 and 1,448,655 shares of common stock outstanding at June 30, 2014, respectively. The terms and conditions of the options outstanding under these plans remain unchanged.

9. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated in accordance with the treasury stock method and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The calculation of diluted loss per share requires that, to the extend the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method.
The following tables reconcile the components of the numerator and denominator included in the calculations of diluted loss per share:

	Three Months Ended June 30,
	2014	2013
Numerator
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(10,711,274)	$(10,852,588)
Reflect adjustment for change in fair value of warrant liability	(873,389)	—
Numerator for use in diluted loss per share	$(11,584,663)	$(10,852,588)

Denominator
Weighted average number of common shares outstanding	60,232,498	44,988,704
Effect of dilutive potential common shares from warrants	242,361	—
Denominator for use in diluted loss per share	60,474,859	44,988,704

Net loss per share, diluted	$(0.19)	$(0.24)

	Six Months Ended June 30,
	2014	2013
Numerator
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(21,532,734)	$(19,696,708)
Reflect adjustment for change in fair vale of warrant liability	(615,684)	—
Numerator for use in diluted loss per share	$(22,148,418)	$(19,696,708)

Denominator
Weighted average number of common shares outstanding	57,722,938	42,046,829
Effect of dilutive potential common shares from warrants	253,517	—
Denominator for use in diluted loss per share	57,976,455	42,046,829

Net loss per share, diluted	$(0.38)	$(0.47)

The following table summarizes potential common shares that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect:

	As of June 30,
Common Stock Equivalents	2014	2013
Options to purchase common stock	4,943,567	4,599,491
Warrants to purchase common stock	1,085,386	8,806,392
Convertible preferred stock	8,456	9,558
Total	6,037,409	13,415,441

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
The weighted average assumptions used in the Black-Scholes model for employees and directors are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	1.68%	0.34%	1.52%	0.40%
Expected volatility	110%	108%	111%	112%
Expected life in years	5.1	4.0	5.1	4.0
Dividend yield	—	—	—	—
Forfeiture rate	8%	8%	8%	8%

Total employee and director compensation cost for the Company's stock plan recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2014 was $1.2 million and $3.3 million, respectively, of which $614,000 and $2.0 million were included in research and development expenses and $551,000 and $1.3 million were included in general and administrative expenses, respectively.

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
At June 30, 2014, there was $6.7 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.
The weighted average grant date fair value per share was $7.33 and $9.33 for employee and director stock options granted during the three and six months ended June 30, 2014, respectively, and $1.94 and $1.62 for employee and director stock options granted during the three and six months ended June 30, 2013, respectively.
The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three and six months ended June 30, 2014 was $69,000 and $459,000, respectively. Total stock-based compensation for options granted to non-employees for the three and six months ended June 30, 2013 was $54,000 and $124,000, respectively.

11. Related Party Transactions
GeneOne Life Sciences (Formerly VGX International Inc.)
In March 2014, the Company's affiliated entity VGX International Inc. changed its name to GeneOne Life Sciences ("GeneOne").
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
For the three and six months ended June 30, 2014, the Company recognized revenue from GeneOne of $138,000 and $254,000, respectively, which consisted of licensing and other fees. Operating expenses related to GeneOne for the three and six months ended June 30, 2014 include $2.6 million and $3.7 million, respectively, related to biologics manufacturing. At June 30, 2014 and December 31, 2013 the Company had no accounts receivable balance from GeneOne or its subsidiaries. For the three and six months ended June 30, 2013, the Company recognized revenue from GeneOne of $106,000 and $213,000, respectively, which consisted of licensing and other fees. Operating expenses related to GeneOne for the three and six months ended June 30, 2013 include $103,000 and $558,000, respectively, related to biologics manufacturing. At June 30, 2014 and December 31, 2013, $279,000 and $231,000 of prepayments made to GeneOne were classified as long-term other assets on the consolidated balance sheet, respectively.
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
Plumbline Life Sciences, Inc.
In May 2014, the Company's 91% owned subsidiary VGX Animal Health entered into an agreement for the sale of its animal health assets to Plumbline Life Sciences, Inc. ("PLS") of Korea. The assets being transferred include an exclusive license with Inovio for animal applications of its growth hormone-releasing hormone ("GHRH") technology and animal DNA vaccines plus a non-exclusive license to Inovio electroporation delivery systems. VGX Animal Health will receive $2.0 million in cash in multiple payments and 20% of the outstanding shares of PLS. VGX Animal Health will receive additional shares to maintain its 20% equity ownership position in PLS in the event of additional equity fund-raising by PLS up to $10.0 million. No receivable has been recorded for the $2.0 million due from PLS as collection is uncertain.

12. Commitments and Contingencies

In March 2014, the Company entered into an office lease (the "Lease") with a publicly owned real estate investment trust, located in Plymouth Meeting, Pennsylvania. The Company occupied the new space in June 2014, however the previous facility was not completely vacated as of June 30, 2014. The initial term of the Lease is 11.5 years. The Company plans to use the facility for office purposes.

The base rent adjusts periodically throughout the 11.5 year term of the Lease, with monthly payments ranging from $0 to $58,000. In addition, the Company will pay the landlord its share of operating expenses and a property management fee and has paid a security deposit of $49,000. The Company has capitalized $933,000 of tenant improvements within fixed assets on the condensed consolidated balance sheet and has recorded a corresponding increase to deferred rent.
The Company's future minimum lease payments under all non-cancelable operating leases as of June 30, 2014 are as follows:

Remainder of 2014	$131,000
2015	677,000
2016	1,401,000
2017	1,335,000
2018	1,275,000
Thereafter	9,228,000
Total	$14,047,000

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

13. Collaborative Agreements
In September 2013, the Company entered into a Collaborative, License, and Option Agreement (the “Agreement”) with Roche. Under the Agreement, the Company and Roche will co-develop multi-antigen DNA immunotherapies targeting prostate cancer and hepatitis B (the “Products”).
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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is considered fixed and determinable and is not contingent upon the delivery of additional items or meeting other specified performance conditions. Based on the results of the Company's analysis, the $10 million up-front payment was allocated as follows: $5.0 million and $3.4 million to the license to INO-5150 and INO-1800, respectively, $1.5 million to the Option Right and $155,000 to the Joint Steering Committee obligation. The amounts allocated to the licenses for INO-5150 and INO-1800 were recognized as revenue under collaborative research and development arrangements during the year ended December 31, 2013 as these were determined to be earned upon the granting of the license and delivery of the related knowledge and data. Due to the Company's continuing involvement obligations, the remaining amounts were classified as deferred revenue as of December 31, 2013. The Company will recognize revenues associated with research and development services and manufacturing and drug supply as revenues under collaborative arrangements as the related services are performed and according to the relative selling price method of the allocable arrangement consideration. During the three and six months ended June 30, 2014, the Company recognized revenues of $3.1 million and $4.5 million from Roche, of which $2.6 million and $3.8 million were allocated to the licenses and $509,000 and $690,000 to research and development services and manufacturing, respectively. As of June 30, 2014, the Company has a deferred revenue and accounts receivable balance of $3.0 million and $2.3 million, respectively, related to the Roche Agreement.

14. Subsequent Events

Subsequent to June 30, 2014, warrants and stock options to purchase 81,311 shares of common stock were exercised for total proceeds to the Company of $326,000.

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

General
We are engaged in the discovery, development, and delivery of a new generation of vaccines and immune therapies, called synthetic vaccines, focused on cancers and infectious diseases. Our DNA-based immune therapies, in combination with our proprietary electroporation delivery, are generating best-in-class immune responses, with therapeutic T-cell responses exceeding other technologies in terms of magnitude, breadth, and response rate. The Company's DNA-based SynCon® technology is also designed to provide universal protection against known as well as new unmatched strains of pathogens such as influenza. Human data to date have shown a favorable safety profile. Our clinical programs include HPV/cervical cancer (therapeutic), avian influenza (preventive), prostate cancer (therapeutic), leukemia (therapeutic), HCV, HBV and HIV vaccines. We are advancing preclinical research for a universal seasonal/pandemic influenza vaccine as well as other products. Our partners and collaborators include F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”), University of Pennsylvania, Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, Program for Appropriate Technology in Health/Malaria Vaccine Initiative (“PATH” or “MVI”), National Institute of Allergy and Infectious Diseases (“NIAID”), United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”) and Department of Homeland Security (“DHS”).
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
Recent Developments
In May 2014, our 91% owned subsidiary VGX Animal Health, Inc. entered into an agreement for the sale of its animal health assets to Plumbline Life Sciences, Inc. ("PLS") of Korea. The assets being transferred include an exclusive license for animal applications of our growth hormone-releasing hormone ("GHRH") technology and animal DNA vaccines plus a non-exclusive license to our electroporation delivery systems. VGX Animal Health will receive $2.0 million in cash in multiple payments and 20% of the outstanding shares of PLS. VGX Animal Health will receive additional shares to maintain its 20% equity ownership position in PLS in the event of additional equity fund-raising by PLS up to $10.0 million. No receivable has been recorded for the $2.0 million due from PLS as collection is uncertain.
On March 4, 2014, we closed an underwritten public offering of 5,452,725 shares of our common stock, including 711,225 shares of common stock issued pursuant to the underwriter’s exercise of its overallotment option, at the public offering price of $11.60 per share. The net proceeds, after deducting the underwriter’s discounts and commission and other offering expenses, were approximately $59.2 million.

In March 2014, we entered into an office lease (the "Lease") with a publicly owned real estate investment trust, located in Plymouth Meeting, Pennsylvania and occupied the new space in June 2014. The initial term of the Lease is 11.5 years and we intend to use the facility for office purposes. The base rent adjusts periodically throughout the 11.5 year term of the Lease, with monthly payments ranging from $0 to $58,000. In addition, we will pay the landlord our share of operating expenses and a property management fee and have paid a security deposit of $49,000.
As of June 30, 2014 we had an accumulated deficit of $317.3 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.
Reverse Stock Split
On June 5, 2014, we implemented a 4-for-1 reverse stock split. All share information contained within this report, including the accompanying condensed consolidated financial statements and footnotes, have been retroactively adjusted to reflect the effects of the reverse split.

Critical Accounting Policies
The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment. Our discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. There have been no changes to our critical accounting policies during the three and six months ended June 30, 2014. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies include:
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
Valuation and Impairment Evaluations of Goodwill and Intangible Assets. Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. As of June 30, 2014, our intangible assets resulting from the acquisition of VGX and Inovio AS, and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $5.2 million. Intangible assets are amortized over their estimated useful lives ranging from 5 to 18 years. We are concurrently conducting pre-clinical, Phase I, and Phase II trials using acquired intangibles, and we have entered into certain significant licensing agreements for use of these acquired intangibles.
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
The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, we reduce the carrying value of the intangible asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from our intangible assets will exceed the intangible assets' carrying value, and accordingly, we have not recognized any impairment losses through June 30, 2014.
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

Adoption of Recent Accounting Pronouncements
The recent pronouncements below may have a significant effect on our financial statements. Recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or related disclosures are not discussed.
Accounting Standards Update (“ASU”), No. 2014-09- In May 2014, the Financial Accounting Standards Board (“FASB”) issued an ASU, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our financial statements and related disclosures.

Results of Operations
Revenue. We had total revenue of $3.8 million and $6.2 million for the three and six months ended June 30, 2014, respectively, as compared to $786,000 and $2.2 million for the three and six months ended June 30, 2013, respectively. Revenue primarily consists of revenue under collaborative research and development arrangements, grants and government contracts.
Revenue under collaborative research and development arrangements was $3.2 million and $4.8 million for the three and six months ended June 30, 2014, respectively, as compared to $121,000 and $241,000 for the three and six months ended June 30, 2013, respectively. The increase for the three and six-month periods year over year was primarily due to the revenue recognized from our Agreement with Roche entered into in September 2013 (see Note 13).

During the three and six months ended June 30, 2014, we recorded grant and miscellaneous revenue of $556,000 and $1.4 million, respectively, as compared to $665,000 and $2.0 million for the three and six months ended June 30, 2013, respectively.  The decrease for the three and six-month periods was primarily due to less revenue recognized from our contract with the NIAID of $228,000 and $504,000 for the three and six-month periods ended June 30, 2014, respectively, as compared to $350,000 and $1.4 million for the same periods in 2013, respectively. The decreases for both respective periods was also attributable to less revenue recognized under our PATH Malaria Vaccine Initiative ("MVI") contract, partially offset by increases in revenue recognized under our NIH research project grant.
Research and Development Expenses. Research and development expenses for the three and six months ended June 30, 2014, were $9.6 million and $17.8 million, respectively, as compared to $4.4 million and $9.5 million for the three and six months ended June 30, 2013, respectively. The increase for the three-month period year over year, was primarily due to costs incurred in conjunction with our Roche collaboration including a $2.4 million increase in biologics manufacturing for future clinical trials. Increases also included $691,000 in higher compensation and related expenses due to increased employee headcount, $576,000 in higher engineering and professional services for new device development, $514,000 in higher employee stock-based compensation, $363,000 in higher research and development outside services, $327,000 in higher allocated facilities and IT expenses and $265,000 in higher clinical expenses related to our ongoing and upcoming clinical trials, among other variances. The increase for the six-month period year over year was primarily due to costs incurred in conjunction with our Roche collaboration including a $2.4 million increase in in biologics manufacturing for future clinical trials. Other increases included $1.6 million in higher employee stock-based compensation, $1.2 million in higher engineering and professional services for new device development, $1.1 million in higher compensation and related expenses due to increased employee headcount, $596,000 in higher research and development outside services, $538,000 in higher clinical expenses related to our ongoing and upcoming clinical trials and $507,000 in higher allocated facilities and IT expenses, among other variances.
General and Administrative Expenses. General and administrative expenses, which include business development expenses and the amortization of intangible assets, for the three and six months ended June 30, 2014, were $4.3 million and $8.5 million, respectively, as compared to $3.0 million and $6.0 million for the three and six months ended June 30, 2013, respectively. The increase for the three-month period year over year was primarily due to an increase in corporate and patent legal fees, employee stock-based compensation, investor relations outside services and employee compensation and related expenses of $491,000, $430,000, $222,000 and $168,000, respectively, among other variances. The increase for the six-month period year over year was primarily due to an increase in employee and consultant stock-based compensation, corporate and patent legal fees, compensation and related expenses, investor relations outside services and deferred rent on the new building leases of $1.3 million, $649,000, $380,000, $341,000 and $214,000, respectively. These increases were offset by transaction costs of $316,000 associated with the issuance of warrants in the March 2013 financing, among other variances.
Stock-based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee's requisite service period. Total employee compensation cost for our stock plans for the three and six months ended June 30, 2014 was $1.2 million and $3.3 million, respectively. From these amounts, $614,000 and $2.0 million were included in research and development expenses and $551,000 and $1.3 million were included in general and administrative expenses, for the three and six months ended June 30, 2014, respectively. Total employee compensation cost for our stock plans for the three and six months ended June 30, 2013 was $220,000 and $670,000, respectively. From these amounts, $100,000 and $334,000 were included in research and development expenses and $120,000 and $336,000 were included in general and administrative expenses, for the three and six months ended June 30, 2013, respectively. The increase for the three and six-month period year over year was primarily due to a higher valuation of the employee and director stock options granted during the period.
Change in fair value of common stock warrants. The change in fair value of common stock warrants for the three and six months ended June 30, 2014 was $824,000 and $318,000, respectively, as compared to $(3.2 million) and $(4.6 million) for the three and six months ended June 30, 2013, respectively. The variance is due to the revaluation of registered common stock warrants issued by us in March 2013 and June 2009, as well as a lesser number of warrants classified as a current liability due to a significant number of warrants exercised during the second half of 2013. We revalue warrants at each balance sheet date to fair value. Warrants that were exercised during the period were revalued the day prior to exercise and reclassified into stockholders' equity upon exercise. If unexercised, the warrants will expire at various dates between July 2014 and September 2018.
Gain (Loss) from investment in affiliated entity. The gain (loss) is a result of the change in the fair market value of the investment in GeneOne (formerly VGX International Inc.) for the three and six months ended June 30, 2014.

Liquidity and Capital Resources
Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

Working Capital and Liquidity
As of June 30, 2014 we had cash, short term investments and restricted cash of $109.0 million and working capital of $101.3 million, as compared to $52.7 million and $29.7 million, respectively, as of December 31, 2013. The increase in cash and short-term investments during the six months ended June 30, 2014 was primarily due to our March 2014 financing as well as proceeds received from warrant and stock option exercises, offset by expenditures related to our research and development activities and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.

Net cash used in operating activities was $13.7 million and $10.6 million for the six months ended June 30, 2014 and 2013, respectively.
Net cash used in investing activities was $2.3 million and $4.3 million for the six months ended June 30, 2014 and 2013, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Net cash provided by financing activities was $70.8 million and $19.6 million for the six months ended June 30, 2014 and 2013, respectively. The increase was related to proceeds received from our March 2014 financing as well as warrant and stock option exercises.
On March 4, 2014, we closed an underwritten public offering of 5,452,725 shares of our common stock, including 711,225 shares of common stock issued pursuant to the underwriter’s exercise of its overallotment option, at the public offering price of $11.60 per share. The net proceeds, after deducting the underwriter’s discounts and commission and other estimated offering expenses, were approximately $59.2 million.
During the six months ended June 30, 2014, warrants and stock options to purchase 2,281,014 shares of common stock were exercised for total proceeds to the Company of $11.6 million.
As of June 30, 2014, we had an accumulated deficit of $317.3 million. We have operated at a loss since 1994, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that current cash and cash equivalents plus short-term investments are sufficient to meet planned working capital requirements through the end of 2017. We will continue to rely on outside sources of financing to meet our capital needs beyond this time.

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
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the six months ended June 30, 2014, have been made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investment in GeneOne (formerly VGX International Inc.) which is denominated in South Korean Won. We do not have any foreign currency hedging instruments in place.

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
Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2014.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced significant operating losses to date; as of June 30, 2014 our accumulated deficit was approximately $317.3 million. We have generated limited revenues, primarily consisting of license and grant revenue, and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability. We believe that current cash and cash equivalents plus short-term investments are sufficient to meet planned working capital requirements through the end of 2017. We will continue to rely on outside sources of financing to meet our capital needs beyond this time.
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
The market price for our shares may not maintain their pre-reverse stock split market price.
On June 5, 2014, we effectuated a 4-for-1 reverse split of the Company's outstanding common stock. We cannot be certain that the reverse split will have a long-term positive effect on the market price of our common stock, or increase our ability to consummate financing arrangements in the future. The market price of our common stock is based on factors that may be unrelated to the number of shares outstanding. These factors include our performance, general economic and market conditions and other factors, many of which are beyond our control. The market price for our post-reverse stock split shares may not rise or remain constant in proportion to the reduction in the number of pre-split shares outstanding before the reverse split. Accordingly, the total market capitalization of our common stock after the reverse split may be lower than the total market capitalization before the reverse split.

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

Inovio Pharmaceuticals, Inc.

Date:	August 8, 2014	By	/s/ J. JOSEPH KIM
J. Joseph Kim President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 8, 2014	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)