Form 10-Q
period 2014-09-30
INOVIO PHARMACEUTICALS, INC.
filed 2014-11-10
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO
COMMISSION FILE NO. 001-14888

 INOVIO PHARMACEUTICALS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	33-0969592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

660 W. GERMANTOWN PIKE, SUITE 100 PLYMOUTH MEETING, PA	19462
(Address of principal executive offices)	(Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (267) 440-4200
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

COMMON STOCK, $0.001 PAR VALUE	NASDAQ
(Title of Class)	(Name of Each Exchange on Which Registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 60,591,082 as of November 3, 2014.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended September 30, 2014

Part I. Financial Information

Item 1.    Financial Statements
INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,669,000	$33,719,796
Short-term investments	30,259,285	18,905,608
Accounts receivable	1,621,994	3,301,563
Prepaid expenses and other current assets	542,006	637,433
Prepaid expenses and other current assets from affiliated entity	1,482,487	2,057,350
Deferred tax asset	61,839	61,839
Total current assets	104,636,611	58,683,589
Restricted cash	—	100,762
Fixed assets, net	4,634,058	2,886,545
Investment in affiliated entity	8,998,375	9,664,587
Intangible assets, net	5,006,658	5,718,778
Goodwill	10,113,371	10,113,371
Common stock warrants	591,000	717,500
Other assets	552,459	402,075
Total assets	$134,532,532	$88,287,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,698,161	$5,444,508
Accounts payable and accrued expenses due to affiliated entity	94,250	522,255
Accrued clinical trial expenses	1,259,690	1,446,180
Common stock warrants	2,207,388	19,540,583
Deferred revenue	254,542	1,624,388
Deferred revenue from affiliated entity	413,541	388,542
Total current liabilities	8,927,572	28,966,456
Deferred revenue, net of current portion	2,898,775	1,997,333
Deferred revenue from affiliated entity, net of current portion	930,444	1,211,694
Deferred rent	4,535,722	3,013,263
Deferred tax liabilities	195,778	195,778
Total liabilities	17,488,291	35,384,524
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Common stock	60,458	52,577
Additional paid-in capital	441,281,144	348,267,389
Accumulated deficit	(324,498,886)	(295,788,577)
Accumulated other comprehensive loss	(110,176)	(76,365)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	116,732,540	52,455,024
Non-controlling interest	311,701	447,659
Total stockholders’ equity	117,044,241	52,902,683
Total liabilities and stockholders’ equity	$134,532,532	$88,287,207
See accompanying notes.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Revenue under collaborative research and development arrangements	$1,114,952	$8,388,760	$5,658,460	$8,417,330
Revenue under collaborative research and development arrangements with affiliated entity	112,500	106,250	366,964	318,750
Grants and miscellaneous revenue	612,901	991,835	1,974,234	2,991,600
Total revenues	1,840,353	9,486,845	7,999,658	11,727,680
Operating expenses:
Research and development	7,017,805	5,438,405	24,850,566	14,964,599
General and administrative	3,153,714	3,282,796	11,633,259	9,303,535
Gain on sale of assets	—	—	—	(1,000,000)
Total operating expenses	10,171,519	8,721,201	36,483,825	23,268,134
Income (Loss) from operations	(8,331,166)	765,644	(28,484,167)	(11,540,454)
Other income (expense):
Interest and other income, net	97,174	46,787	218,249	123,638
Change in fair value of common stock warrants	(113,980)	(34,952,210)	204,484	(39,579,704)
Gain (Loss) on investment in affiliated entity	1,168,911	3,248,926	(666,212)	380,791
Net loss	(7,179,061)	(30,890,853)	(28,727,646)	(50,615,729)
Net loss attributable to non-controlling interest	1,486	13,443	17,337	41,611
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(7,177,575)	$(30,877,410)	$(28,710,309)	$(50,574,118)
Net loss per common share attributable to Inovio Pharmaceuticals, Inc. stockholders:
Basic	$(0.12)	$(0.64)	$(0.49)	$(1.15)
Diluted	$(0.12)	$(0.64)	$(0.52)	$(1.15)
Weighted average number of common shares outstanding used in per share calculations:
Basic	60,392,911	47,989,039	58,625,740	44,045,769
Diluted	60,602,831	47,989,039	58,936,414	44,045,769
See accompanying notes.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(7,179,061)	$(30,890,853)	$(28,727,646)	$(50,615,729)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	1,331	(1,689)	(344)
Unrealized loss on short-term investments	(62,813)	(2,917)	(32,122)	(171,040)
Comprehensive loss	(7,241,874)	(30,892,439)	(28,761,457)	(50,787,113)
Comprehensive loss attributable to non-controlling interest	1,486	13,443	17,337	41,611
Comprehensive loss attributable to Inovio Pharmaceuticals, Inc.	$(7,240,388)	$(30,878,996)	$(28,744,120)	$(50,745,502)

See accompanying notes.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(28,727,646)	$(50,615,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	428,801	124,552
Amortization of intangible assets	712,121	1,332,680
Change in value of common stock warrants	(204,484)	39,579,704
Stock-based compensation	4,548,445	1,338,427
Issuance of shares in connection with reverse stock split	57,187	—
Interest income accrued on short-term investments	—	(507)
Deferred rent	589,109	300,273
Loss on disposal of fixed assets	2,959	—
Loss on short-term investments	1,500	—
Loss (gain) on investment in affiliated entity	666,212	(380,791)
Transaction costs associated with issuance of warrants	—	315,970
Gain on sale of intangible assets	—	(1,000,000)
Changes in operating assets and liabilities:
Accounts receivable	1,679,569	(9,743,766)
Accounts receivable from affiliated entity	—	36,234
Prepaid expenses and other current assets	51,758	(64,139)
Prepaid expenses and other current assets from affiliated entity	468,147	314,150
Restricted cash	100,762	(264)
Other assets	—	26,793
Accounts payable and accrued expenses	(970,886)	792,095
Accounts payable and accrued expenses due to affiliated entity	(428,005)	307,185
Deferred revenue	(468,404)	1,349,545
Deferred revenue from affiliated entity	(256,251)	(268,751)
Net cash used in operating activities	(21,749,106)	(16,256,339)
Cash flows from investing activities:
Purchases of investments	(19,288,154)	(5,691,902)
Maturities of investments	7,900,855	450,507
Purchases of capital assets	(1,207,874)	(250,597)
Proceeds from sale of intangible assets	—	1,000,000
Net cash used in investing activities	(12,595,173)	(4,491,992)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	59,209,182	29,077,495
Proceeds from stock option and warrant exercises	12,085,990	19,092,580
Net cash provided by financing activities	71,295,172	48,170,075
Effect of exchange rate changes on cash and cash equivalents	(1,689)	(344)
Increase in cash and cash equivalents	36,949,204	27,421,400
Cash and cash equivalents, beginning of period	33,719,796	5,646,021
Cash and cash equivalents, end of period	$70,669,000	$33,067,421

Supplemental disclosure of non-cash activities
Lease incentive recorded as fixed assets and deferred rent	$933,350	$—
See accompanying notes.

INOVIO PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Operations
Inovio Pharmaceuticals, Inc. (the “Company” or “Inovio”), a clinical stage biopharmaceutical company, develops DNA based vaccines and immune therapies, called synthetic vaccines, in combination with proprietary electroporation delivery devices to prevent and treat cancers and infectious diseases. Inovio’s synthetic vaccines are based on the Company’s SynCon® vaccine design. The Company has completed, current or planned clinical programs of its proprietary SynCon® vaccines and immunotherapies for HPV-caused pre-cancers and cancers, influenza, prostate cancer, breast/lung/pancreatic cancer, hepatitis C virus (HCV), hepatitis B virus (HBV), HIV, malaria, and Ebola.  The Company's partners and collaborators include F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”), University of Pennsylvania, Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, Program for Appropriate Technology in Health/Malaria Vaccine Initiative (“PATH”/ “MVI”), National Institute of Allergy and Infectious Diseases (“NIAID”), United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”),  Defense Advanced Research Projects Agency (“DARPA”) and MedImmune, LLC. Inovio is incorporated in Delaware.

2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of September 30, 2014, condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2014 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013, included in the Company's Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 17, 2014. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events after the balance sheet date of September 30, 2014 through the date it filed these unaudited condensed consolidated financial statements with the SEC.
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
Accounting Standards Update (“ASU”), No. 2014-15- In August 2014, the Financial Accounting Standards Board (the “FASB”), issued ASU 2014-15, which intends to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosure. ASU 2014-15 defines the term substantial doubt and requires an assessment for a period of one year after the date of the issuance of the financial statements. It requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The guidance becomes effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements and related disclosures.
ASU, No. 2014-09- In May 2014, the FASB issued an ASU, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its financial statements and related disclosures.

4. Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. In conjunction with the acquisition in June 2009 of VGX Pharmaceuticals (the “Merger”), the Company acquired a majority interest in VGX Animal Health and certain shares in GeneOne Life Sciences (formerly VGX International, Inc.) (“GeneOne”) (a publicly-traded company in South Korea). The Company consolidates Genetronics, Inc., VGX Pharmaceuticals and its subsidiary VGX Animal Health and records a non-controlling interest for the 9% of VGX Animal Health it does not own as of September 30, 2014 and December 31, 2013. The Company's investment in GeneOne, which is recorded as investment in affiliated entity within the condensed consolidated balance sheets is accounted for at fair value on a recurring basis, with changes in fair value recorded on the condensed consolidated statements of operations within gain (loss) on investment in affiliated entity. All intercompany accounts and transactions have been eliminated upon consolidation.
Variable Interest Entities
In June 2009, the FASB issued authoritative guidance that requires companies to perform a qualitative analysis to determine whether a variable interest in another entity represents a controlling financial interest in a variable interest entity. A controlling financial interest in a variable interest entity is characterized by having both the power to direct the most significant activities of the entity and the obligation to absorb losses or the right to receive benefits of the entity. This guidance also requires on-going reassessments of variable interests based on changes in facts and circumstances. This guidance became effective for fiscal years beginning after November 15, 2009. The Company adopted the provisions of the guidance in the first quarter of 2010 and determined that none of the entities with which the Company currently conducts business and collaborations are variable interest entities, except VGXI (a wholly-owned subsidiary of GeneOne) and Plumbline Life Sciences (See Note 11). The Company determined that they are not the primary beneficiary and therefore are not required to consolidate VGXI or Plumbline Life Sciences. The Company continues to assess its variable interests and has determined that no significant changes have occurred as of September 30, 2014.

5. Investments
Investments consist of mutual funds and municipal bonds at September 30, 2014 and December 31, 2013. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive loss until realized. Realized gains and losses are included in non-operating other income (expense) on the statement of operations and are derived using the specific identification method for determining the cost of the securities sold.  During the three and nine months ended September 30, 2014, net realized loss on investments of $2,000 was recorded. No such impairment charges were recorded during the three and nine months ended September 30, 2013.
The following is a summary of short-term investments as of September 30, 2014 and December 31, 2013:

		As of September 30, 2014
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$29,564,317	$—	$(106,544)	$29,457,773
Municipal bonds	Less than 1	805,144	—	(3,632)	801,512
Total investments		$30,369,461	$—	$(110,176)	$30,259,285

		As of December 31, 2013
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$18,178,518	$—	$(78,614)	$18,099,904
Municipal bonds	Less than 1	805,144	560	—	805,704
Total investments		$18,983,662	$560	$(78,614)	$18,905,608

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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the nine months ended September 30, 2014 or 2013.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014:

	Fair Value Measurements at
	September 30, 2014
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Unobservable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$67,174,763	$67,174,763	$—	$—
Mutual funds	29,457,773	—	29,457,773	—
Municipal bonds	801,512	—	801,512	—
Investment in affiliated entity	8,998,375	8,998,375	—	—
Common stock warrants	591,000	—	—	591,000
Total Assets	$107,023,423	$76,173,138	$30,259,285	$591,000
Liabilities:
Common stock warrants	$2,207,388	$—	$—	$2,207,388
Total Liabilities	$2,207,388	$—	$—	$2,207,388

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013:

	Fair Value Measurements at
	December 31, 2013
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Unobservable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$26,852,560	$26,852,560	$—	$—
Mutual funds	18,099,904	—	18,099,904	—
Municipal bonds	805,704	—	805,704	—
Investment in affiliated entity	9,664,587	9,664,587	—	—
Common stock warrants	717,500	—	—	717,500
Total Assets	$56,140,255	$36,517,147	$18,905,608	$717,500
Liabilities:
Common stock warrants	$19,540,583	$—	$—	$19,540,583
Total Liabilities	$19,540,583	$—	$—	$19,540,583

Level 1 assets include money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investment in GeneOne (formerly VGX International Inc.), for which the fair value is based on the market value of 8,220,775 common shares on September 30, 2014 and December 31, 2013, listed on the Korean Stock Exchange. The Company accounts for its investment at fair value on a recurring basis.

Level 2 assets at September 30, 2014 include mutual funds and municipal bonds held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs for all of mutual funds from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing their assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.

Level 3 assets at September 30, 2014 include two warrants received by the Company to purchase shares of common stock of OncoSec Medical Incorporated (“OncoSec”), in connection with the first and second amendments to the Asset Purchase Agreement between the Company and OncoSec signed in September 2011 and March 2012, respectively. The first warrant to purchase 1,000,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $1.20 per share. The second warrant to purchase 3,000,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $1.00 per share.

As of September 30, 2014 the Company recorded a long-term asset of $591,000 associated with the warrants received to purchase common stock of OncoSec. The Company reassesses the fair value of the warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of OncoSec stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on publicly available historical data and knowledge of OncoSec. The Company reassesses the fair value of the warrants at each reporting date. The assumptions used to estimate the fair values of the OncoSec common stock warrants at September 30, 2014 are presented below:

Risk-free interest rate	0.58-0.83%
Expected volatility	85%
Expected life in years	2.00-2.50
Dividend yield	—

As a result of these calculations, the Company recorded decrease in fair value of the two warrants of $290,000 and $127,000 for the three and nine months ended September 30, 2014, respectively, and a decrease in fair value of the two warrants of $21,000 and $22,000 for the three and nine months ended September 30, 2013, respectively. The change in fair value is reflected in the Company's condensed consolidated statements of operations as a component of change in fair value of common stock warrants.
The following table presents a summary of changes in fair value of the Company’s total Level 3 financial assets for the nine months ended September 30, 2014:

Balance at January 1, 2014	$717,500
Decrease in fair value included in change in fair value of common stock warrants	(126,500)
Balance at September 30, 2014	$591,000

Level 3 liabilities held as of September 30, 2014 consist of common stock warrant liabilities associated with warrants to purchase the Company's common stock issued in March 2013. If unexercised, the warrants will expire in September 2018. During the three and nine months ended September 30, 2014, warrants to purchase 97,865 and 2,169,342 shares of common stock were exercised, respectively.
As of September 30, 2014 the Company recorded a $2.2 million common stock warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. The assumptions used to estimate the fair value of common stock warrants at September 30, 2014 are presented below:

Risk-free interest rate	1.43%
Expected volatility	78%
Expected life in years	4
Dividend yield	—
Changes in these assumptions as well as in the Company's stock price on the valuation date can have a significant impact on the fair value of the common stock warrant liability. As a result of these calculations, the Company recorded a decrease in fair value of $176,000 and $331,000 for the three and nine months ended September 30, 2014, respectively, and an increase in fair value of $34.9 million and $39.6 million for the three and nine months ended September 30, 2013, respectively. The change in fair value is reflected in the Company's condensed consolidated statements of operations as a component of change in fair value of common stock warrants. Warrants that were exercised during the period were revalued on the day prior to exercise and then reclassified into stockholders' equity upon exercise.
The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the nine months ended September 30, 2014:

Balance at January 1, 2014	$19,540,583
Decrease in fair value included in change in fair value of common stock warrants	(330,984)
Change in classification from liability to stockholders' equity due to warrant exercise	(17,002,211)
Balance at September 30, 2014	$2,207,388

7. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		September 30, 2014			December 31, 2013
	Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill(a)		$10,113,371	$—	$10,113,371	$10,113,371	$—	$10,113,371
Amortizing:
Patents	8 – 17	5,802,528	(5,305,963)	496,565	5,802,528	(5,128,227)	674,301
Licenses	8 – 17	1,323,761	(1,097,178)	226,583	1,323,761	(1,075,617)	248,144
CELLECTRA®(b)	5 – 11	8,106,270	(5,864,096)	2,242,174	8,106,270	(5,543,786)	2,562,484
GHRH(b)	11	335,314	(168,978)	166,336	335,314	(145,215)	190,099
Other(c)	18	4,050,000	(2,175,000)	1,875,000	4,050,000	(2,006,250)	2,043,750
Total intangible assets		19,617,873	(14,611,215)	5,006,658	19,617,873	(13,899,095)	5,718,778
Total goodwill and intangible assets		$29,731,244	$(14,611,215)	$15,120,029	$29,731,244	$(13,899,095)	$15,832,149

(a)	Goodwill was recorded from the Inovio AS acquisition in January 2005 and from the acquisition of VGX in June 2009 for $3.9 million and $6.2 million, respectively.

(b)	CELLECTRA® and GHRH are developed technologies which were recorded from the acquisition of VGX.

(c)	Other intangible assets represent the fair value of acquired intellectual property from the Inovio AS acquisition.
Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2014 was $235,000 and $712,000, respectively. Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2013 was $440,000 and $1.3 million, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $231,000 for the remainder of fiscal year 2014, $870,000 for 2015, $816,000 for 2016, $775,000 for 2017, $773,000 for 2018 and $1.5 million for 2019 and the years thereafter.

8. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of September 30, 2014 and December 31, 2013:

			Outstanding as of
	Authorized	Issued	September 30, 2014	December 31, 2013
Common Stock, par $0.001	600,000,000	60,457,940	60,457,940	52,576,206
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	23	26
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	—	—
During the nine months ended September 30, 2014, 3 shares of the Company's Series C preferred stock were converted into 1,103 shares of the Company's common stock.
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
In March 2013, the Company completed an underwritten offering of 6,844,317 shares of common stock and warrants to purchase an aggregate of up to 3,422,158 shares of common stock. The shares and warrants were sold in units at a price of $2.20 per unit, with each unit consisting of one share of common stock and a warrant to purchase 0.50 share of common stock at an exercise price of $3.1744 per share. The warrants have a term of five and one-half years. The net proceeds, after deducting the underwriters' discounts and other offering expenses, were approximately $14.0 million. The Company valued the registered warrants issued in connection with the March 2013 financing as of the issuance date using the Black Scholes pricing model and recorded a current liability on the condensed consolidated balance sheet. As of September 30, 2014, 3,138,067 of these warrants had been exercised. Transaction costs associated with the issuance of the warrants were allocated by using the relative fair value approach. These transaction costs of $316,000 were immediately expensed and included as part of general and administrative expense in the Company's condensed consolidated statement of operations for the nine months ended September 30, 2013.
The Company accounts for registered common stock warrants issued in March 2013 under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. The Company classifies registered warrants on the condensed consolidated balance sheet as a current liability which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The Company develops its estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. The Company uses the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the condensed consolidated statement of operations as “Change in fair value of common stock warrants.”

Warrants
The following table summarizes the warrants outstanding as of September 30, 2014 and December 31, 2013:

			As of September 30, 2014		As of December 31, 2013
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants	Common Stock Warrant Liability	Number of Warrants	Common Stock Warrant Liability
March 2013 financing	$3.17	September 12, 2018	284,091	$2,207,388	755,681	$7,859,085
January 2011 financing	$5.60	January 27, 2016	—	—	1,673,750	11,381,498
July 2009 financing	$13.50	July 1, 2014	—	—	83,334	300,000
Warrants assumed in June 2009 Merger	$4.08-$5.12	August 1, 2015- April 28, 2016	978,052	—	1,002,052	—
Total			1,262,143	$2,207,388	3,514,817	$19,540,583

During the nine months ended September 30, 2014, warrants to purchase 471,590 shares of the Company's common stock which were issued in connection with the March 2013 financing were exercised, with proceeds to the Company of $1.5 million.

During the nine months ended September 30, 2014, warrants to purchase 1,673,750 shares of the Company's common stock which were issued in connection with the January 2011 financing were exercised, with proceeds to the Company of $9.4 million.

In July 2014, warrants expired to purchase 83,334 shares of the Company's common stock issued in connection with the July 2009 financing.
Stock Options
The Company has one active stock-based incentive plan, the Amended and Restated 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees. The Incentive Plan was adopted on March 31, 2007, approved by the stockholders on May 4, 2007, approved by the stockholders as amended on May 2, 2008, and approved by the stockholders as amended and restated on August 25, 2009, May 14, 2010 and May 22, 2014. On May 14, 2010 the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 500,000 and to provide that the aggregate number of shares available for grant under the Incentive Plan will be increased on January 1 of each year beginning in 2011 by a number of shares equal to the lesser of 513,833 or such lesser number of shares as may be determined by the Board. On May 22, 2014 the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 1,250,000. At September 30, 2014, there were 4,742,831 shares of common stock reserved for issuance as or upon exercise of incentive awards granted and to be granted at future dates under the Incentive Plan. At September 30, 2014, the Company had 1,007,294 shares of common stock available for future grant under the Incentive Plan, and 60,000 shares of vested restricted stock and options to purchase 3,259,801 shares of common stock outstanding under the Incentive Plan. The awards granted and available for future grant under the Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The Incentive Plan terminates by its terms on March 31, 2017.
The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the Amended 2000 Stock Option Plan and the VGX Equity Compensation Plan, under which the Company had options to purchase 197,629 and 1,376,447 shares of common stock outstanding at September 30, 2014, respectively. The terms and conditions of the options outstanding under these plans remain unchanged.

9. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated in accordance with the treasury stock method and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method.
The following tables reconcile the components of the numerator and denominator included in the calculations of diluted loss per share:

	Three Months Ended September 30,
	2014	2013
Numerator
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(7,177,575)	$(30,877,410)
Reflect adjustment for decrease in fair value of warrant liability	(271,022)	—
Numerator for use in diluted loss per share	$(7,448,597)	$(30,877,410)

Denominator
Weighted average number of common shares outstanding	60,392,911	47,989,039
Effect of dilutive potential common shares from warrants	209,920	—
Denominator for use in diluted loss per share	60,602,831	47,989,039

Net loss per share, diluted	$(0.12)	$(0.64)

	Nine Months Ended September 30,
	2014	2013
Numerator
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(28,710,309)	$(50,574,118)
Reflect adjustment for decrease in fair vale of warrant liability	(1,996,544)	—
Numerator for use in diluted loss per share	$(30,706,853)	$(50,574,118)

Denominator
Weighted average number of common shares outstanding	58,625,740	44,045,769
Effect of dilutive potential common shares from warrants	310,674	—
Denominator for use in diluted loss per share	58,936,414	44,045,769

Net loss per share, diluted	$(0.52)	$(1.15)

The following table summarizes potential common shares that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect:

	As of September 30,
Common Stock Equivalents	2014	2013
Options to purchase common stock	4,833,877	4,245,550
Warrants to purchase common stock	978,052	3,659,815
Convertible preferred stock	8,456	9,558
Total	5,820,385	7,914,923

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
The weighted average assumptions used in the Black-Scholes model for employees and directors are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	0.93%	0.68%	1.49%	0.40%
Expected volatility	79%	76%	110%	111%
Expected life in years	5.0	4.0	5.1	4.0
Dividend yield	—	—	—	—
Forfeiture rate	8%	8%	8%	8%

Total employee and director compensation cost for the Company's stock plan recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2014 was $708,000 and $4.0 million, respectively, of which $410,000 and $2.4 million were included in research and development expenses and $298,000 and $1.6 million were included in general and administrative expenses, respectively.

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
At September 30, 2014, there was $5.8 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.
The weighted average grant date fair value per share was $6.51 and $9.32 for employee and director stock options granted during the three and nine months ended September 30, 2014, respectively, and $5.24 and $1.76 for employee and director stock options granted during the three and nine months ended September 30, 2013, respectively.
The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three and nine months ended September 30, 2014 was $88,000 and $547,000, respectively. Total stock-based compensation for options granted to non-employees for the three and nine months ended September 30, 2013 was $295,000 and $418,000, respectively.

11. Related Party Transactions
GeneOne Life Sciences (Formerly VGX International Inc.)
In March 2014, the Company's affiliated entity VGX International Inc. changed its name to GeneOne Life Sciences
("GeneOne").
On September 23, 2014, the Company entered into a Collaborative Development Agreement with GeneOne to co-develop an Ebola vaccine through phase I clinical trials.
On October 7, 2011, the Company entered into a Collaborative Development and License Agreement (the “Hep Agreement”) with GeneOne. Under the Hep Agreement, as originally executed, the Company and GeneOne agreed to co-develop the Company’s SynCon® therapeutic vaccines for hepatitis B and C infections (the “Products”). Under the terms of the Hep Agreement, GeneOne will receive marketing rights for the Products in Asia, excluding Japan, and in return will fully fund IND-enabling and initial Phase I and II clinical studies with respect to the Products. The Company will receive from GeneOne payments based on the achievement of clinical milestones and royalties based on sales of the Products in the licensed territories, retaining all commercial rights to the Products in all other territories. On August 21, 2013, the Company amended the Hep Agreement to grant back to the Company hepatitis B, along with all associated rights, from the collaboration in return for certain remuneration including a percentage of license fees. On October 7, 2013, the Company further amended the Hep Agreement to in part provide exclusive patent rights to IL-28 technology for use with the Products in Asia, excluding Japan.
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
For the three and nine months ended September 30, 2014, the Company recognized revenue from GeneOne of $113,000 and $367,000, respectively, which consisted of licensing and other fees. Operating expenses related to GeneOne for the three and nine months ended September 30, 2014 include $413,000 and $4.1 million, respectively, related to biologics manufacturing. At September 30, 2014 and December 31, 2013, the Company had no accounts receivable balance from GeneOne or its subsidiaries. For the three and nine months ended September 30, 2013, the Company recognized revenue from GeneOne of $106,000 and $319,000, respectively, which consisted of licensing and other fees. Operating expenses related to GeneOne for the three and nine months ended September 30, 2013 include $402,000 and $960,000, respectively, related to biologics manufacturing. At September 30, 2014 and December 31, 2013, $338,000 and $231,000 of prepayments made to GeneOne were classified as long-term other assets on the consolidated balance sheet, respectively.

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
Plumbline Life Sciences, Inc.
In May 2014, the Company's 91% owned subsidiary VGX Animal Health entered into an agreement for the sale of its animal health assets to Plumbline Life Sciences, Inc. ("PLS") of Korea. The assets being transferred include an exclusive license with Inovio for animal applications of its growth hormone-releasing hormone ("GHRH") technology and animal DNA vaccines plus a non-exclusive license to Inovio electroporation delivery systems. VGX Animal Health will receive $2.0 million in cash in two $1.0 million payments in 2014 and 2015, and 20% of the outstanding shares of PLS. VGX Animal Health will receive additional shares to maintain its 20% equity ownership position in PLS in the event of additional equity fund-raising by PLS up to $10.0 million. No receivable has been recorded for the $2.0 million due from PLS as collection is uncertain.

12. Commitments and Contingencies

In March 2014, the Company entered into an office lease (the "Lease") with a publicly owned real estate investment trust, located in Plymouth Meeting, Pennsylvania. The Company occupied the new space in June 2014, however the previous facility was not completely vacated as of September 30, 2014, therefore no cease-use accrual has been recorded. The initial term of the Lease is 11.5 years. The Company plans to use the facility for office purposes.

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
The Company's future minimum lease payments under all non-cancelable operating leases as of September 30, 2014 are as follows:

Remainder of 2014	$78,000
2015	680,000
2016	1,401,000
2017	1,335,000
2018	1,275,000
Thereafter	9,228,000
Total	$13,997,000

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

13. Collaborative Agreements
In September 2013, the Company entered into a Collaborative, License, and Option Agreement with Roche. Under the Agreement, the Company and Roche will co-develop multi-antigen DNA immunotherapies targeting prostate cancer and hepatitis B (the “Products”).
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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is considered fixed and determinable and is not contingent upon the delivery of additional items or meeting other specified performance conditions. Based on the results of the Company's analysis, the $10 million up-front payment was allocated as follows: $5.0 million and $3.4 million to the license to INO-5150 and INO-1800, respectively, $1.5 million to the option right and $155,000 to the joint steering committee obligation. The amounts allocated to the licenses for INO-5150 and INO-1800 were recognized as revenue under collaborative research and development arrangements during the year ended December 31, 2013 as these were determined to be earned upon the granting of the license and delivery of the related knowledge and data. Due to the Company's continuing involvement obligations, the remaining amounts were classified as deferred revenue as of December 31, 2013. The Company will recognize revenues associated with research and development services and manufacturing and drug supply as revenues under collaborative arrangements as the related services are performed and according to the relative selling price method of the allocable arrangement consideration. During the three and nine months ended September 30, 2014, the Company recognized revenues of $1.1 million and $5.6 million from Roche, of which $890,000 and $4.7 million were allocated to the licenses and $225,000 and $916,000 to research and development services and manufacturing, respectively. As of September 30, 2014, the Company has a deferred revenue and accounts receivable balance of $2.9 million and $1.3 million, respectively, related to the agreement.

14. Subsequent Events

Subsequent to September 30, 2014, warrants and stock options to purchase 133,142 shares of common stock were exercised for total proceeds to the Company of $555,000.

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
Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: our history of losses; our lack of products that have received regulatory approval; uncertainties inherent in clinical trials and product development programs, including but not limited to the fact that pre-clinical and clinical results may not be indicative of results achievable in other trials or for other indications, that the studies or trials may not be successful or achieve desired results, that pre-clinical studies and clinical trials may not commence, have sufficient enrollment or be completed in the time periods anticipated, that results from one study may not necessarily be reflected or supported by the results of other similar studies, that results from an animal study may not be indicative of results achievable in human studies, that clinical testing is expensive and can take many years to complete, that the outcome of any clinical trial is uncertain and failure can occur at any time during the clinical trial process, and that our electroporation technology and DNA vaccines may fail to show the desired safety and efficacy traits in clinical trials; the availability of funding; the ability to manufacture vaccine candidates; the availability or potential availability of alternative therapies or treatments for the conditions targeted by us or our collaborators, including alternatives that may be more efficacious or cost-effective than any therapy or treatment that we and our collaborators hope to develop; whether our proprietary rights are enforceable or defensible or infringe or allegedly infringe on rights of others or can withstand claims of invalidity; and the impact of government healthcare proposals.

General
We are developing vaccines and immune therapies, called synthetic vaccines, focused on cancers and infectious diseases.  Our DNA-based immune therapies, in combination with our proprietary electroporation delivery devices, generate robust immune responses. Our novel SynCon® vaccine design has shown the ability to help break the immune system’s tolerance of cancerous cells.  Given the recognized role of killer T cells in eliminating cancerous or infected cells from the body, our scientists believe that our active immunotherapies may play an important role in helping fight such diseases.  Our SynCon® design is also intended to provide universal protection against known as well as new unmatched strains of pathogens such as influenza.  Human data to date have shown a favorable safety profile of our DNA immunotherapies delivered using electroporation. We have also reported statistically significant Phase II efficacy data showing the potential clinical utility of our DNA immunotherapies.  We have completed, current or planned clinical programs of our proprietary SynCon® vaccines and immunotherapies for HPV-caused pre-cancers and cancers, influenza, prostate cancer, breast/lung/pancreatic cancer, hepatitis C virus (HCV), hepatitis B virus (HBV), HIV, malaria, and Ebola.  Our partners and collaborators include F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”), University of Pennsylvania, Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, Program for Appropriate Technology in Health/Malaria Vaccine Initiative (“PATH”/ “MVI”), National Institute of Allergy and Infectious Diseases (“NIAID”), United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”),  Defense Advanced Research Projects Agency (“DARPA”) and MedImmune, LLC.
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
Recent Developments
On September 4, 2014, we provided notice to the NYSE MKT that the Company intends to voluntarily transfer the listing of our common stock, par value $0.001 per share (the “Common Stock”), from NYSE MKT to the NASDAQ Global Select Market (“NASDAQ”). The Common Stock was approved for listing on NASDAQ, and began trading on NASDAQ on September 15, 2014.
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
As of September 30, 2014 we had an accumulated deficit of $324.5 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.
Reverse Stock Split
On June 5, 2014, we implemented a 4-for-1 reverse stock split. All share information contained within this report, including the accompanying condensed consolidated financial statements and footnotes, have been retroactively adjusted to reflect the effects of the reverse split.

Critical Accounting Policies
The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment. Our discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. There have been no changes to our critical accounting policies during the three and nine months ended September 30, 2014. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies include:
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
Valuation and Impairment Evaluations of Goodwill and Intangible Assets. Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. As of September 30, 2014, our intangible assets resulting from the acquisition of VGX and Inovio AS, and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $5.0 million. Intangible assets are amortized over their estimated useful lives ranging from 5 to 18 years. We are concurrently conducting pre-clinical, Phase I, and Phase II trials using acquired intangibles, and we have entered into certain significant licensing agreements for use of these acquired intangibles.
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
The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, we reduce the carrying value of the intangible asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from our intangible assets will exceed the intangible assets' carrying value, and accordingly, we have not recognized any impairment losses through September 30, 2014.
Goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment annually, or when events indicate that impairment exists. Our accounting policy with respect to reviewing goodwill for impairment is a two-step process. The first step of the impairment test compares the fair value of our reporting unit with its carrying value including allocated goodwill. If the carrying value of our reporting unit exceeds its fair value, then the second step of the impairment test is performed to measure the impairment loss, if any. We test goodwill for impairment at the entity level, which is considered our reporting unit. Our estimate of fair value is determined using both the Discounted Cash Flow method of the Income Approach and the Guideline Public Company method of the Market Approach. The Discounted Cash Flow method estimates future cash flows of our business for a certain discrete period and then discounts them to their present value. The Guideline Public Company method computes value indicators (“multiples”) from the operating data of the selected publicly traded guideline companies. After these multiples were evaluated, appropriate value indicators were selected and applied to the operating statistics of the reporting unit to arrive at indications of value. Specifically, we relied upon the application of Total Invested Capital based valuation multiples for each guideline company. In applying the Income and Market Approaches, premiums and discounts were determined and applied to estimate the fair values of the reporting unit. To arrive at the indicated value of equity under each approach, we then assigned a relative weighting to the resulting values from each approach to determine whether the carrying value of the reporting unit exceeds its fair value, thus requiring step two of the impairment test.
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
Accounting Standards Update (“ASU”), No. 2014-15- In August 2014, the Financial Accounting Standards Board (the “FASB”), issued ASU 2014-15, which intends to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosure. ASU 2014-15 defines the term substantial doubt and requires an assessment for a period of one year after the date of the issuance of the financial statements. It requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The guidance becomes effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact the adoption of this guidance will have on our financial statements and related disclosures.
ASU, No. 2014-09- In May 2014, the FASB issued an ASU, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our financial statements and related disclosures.

Results of Operations
Revenue. We had total revenue of $1.8 million and $8.0 million for the three and nine months ended September 30, 2014, respectively, as compared to $9.5 million and $11.7 million for the three and nine months ended September 30, 2013, respectively. Revenue primarily consists of revenue under collaborative research and development arrangements, grants and government contracts.
Revenue under collaborative research and development arrangements, including arrangements with affiliated entities, was $1.2 million and $6.0 million for the three and nine months ended September 30, 2014, respectively, as compared to $8.5 million and $8.7 million for the three and nine months ended September 30, 2013, respectively. The decrease for the three and nine-month periods year over year was primarily due to $8.4 million of the $10.0 million upfront payment from our agreement with Roche being recognized in September 2013 (see Note 13).

During the three and nine months ended September 30, 2014, we recorded grant and miscellaneous revenue of $613,000 and $2.0 million, respectively, as compared to $992,000 and $3.0 million for the three and nine months ended September 30, 2013, respectively.  The decrease for the three-month period was primarily due to less revenue recognized under our PATH Malaria Vaccine Initiative ("MVI") contract and our subcontract with the University of Pennsylvania, partially offset by an increase in revenue recognized from our contract with the NIAID. The decrease for the nine-month period was primarily due to less revenue recognized from our contract with the NIAID of $936,000 for the nine-month period ended September 30, 2014, as compared to $1.6 million for the same period in 2013, due to the timing of work performed. The decrease was also attributable to less revenue recognized under our PATH MVI contract and our subcontract with the University of Pennsylvania, partially offset by an increase in revenue recognized under our NIH research project grant.
Research and Development Expenses. Research and development expenses for the three and nine months ended September 30, 2014, were $7.0 million and $24.9 million, respectively, as compared to $5.4 million and $15.0 million for the three and nine months ended September 30, 2013, respectively. The increase for the three-month period year over year, was primarily due to increased employee headcount to support clinical trials and partnerships, engineering and professional services for new device development, increased research and development activities, employee non-cash stock-based compensation and costs incurred related to the Roche agreement of $749,000, $548,000, $507,000, $305,000 and $265,000, respectively. These increases were partially offset by $1.1 million in sub-license fee expense incurred during the three months ended September 30, 2013, which were triggered by the up-front payment received from the Roche agreement. There were no comparable payments during the three months ended September 30, 2014. The increase for the nine-month period year over year was primarily due to an increase in costs of $3.1 million incurred in conjunction with our Roche collaboration. Other increases included $1.9 million in higher employee headcount, $1.9 million in higher employee non-cash stock-based compensation, $1.7 million in higher engineering and professional services for new device development and $1.1 million in higher research and development activities. These increases were partially offset by $1.1 million in sub-license fee expense incurred during the nine months ended September 30, 2013, which were triggered by the up-front payment received from the Roche agreement. There were no comparable payments during the nine months ended September 30, 2014.
General and Administrative Expenses. General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, for the three and nine months ended September 30, 2014, were $3.2 million and $11.6 million, respectively, as compared to $3.3 million and $9.3 million for the three and nine months ended September 30, 2013, respectively. The decrease for the three-month period year over year was primarily due to a decrease in the amortization of intangible assets and investor relations services, offset by an increase in employee headcount, among other variances. The increase for the nine-month period year over year was primarily due to an increase in employee and consultant non-cash stock-based compensation, employee headcount, corporate and patent legal fees and rent and utilities expense for the new building leases of $1.3 million, $702,000, $557,000 and $381,000, respectively. These increases were offset by a decrease in the amortization of intangible assets of $621,000, among other variances.
Stock-based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee's requisite service period. Total employee compensation cost for our stock plans for the three and nine months ended September 30, 2014 was $708,000 and $4.0 million, respectively. From these amounts, $410,000 and $2.4 million were included in research and development expenses and $298,000 and $1.6 million were included in general and administrative expenses, for the three and nine months ended September 30, 2014, respectively. Total employee compensation cost for our stock plans for the three and nine months ended September 30, 2013 was $250,000 and $920,000, respectively. From these amounts, $105,000 and $439,000 were included in research and development expenses and $145,000 and $481,000 were included in general and administrative expenses, for the three and nine months ended September 30, 2013, respectively. The increase for the three and nine-month period year over year was primarily due to a higher valuation of the employee and director stock options granted during the period.
Change in fair value of common stock warrants. The change in fair value of common stock warrants for the three and nine months ended September 30, 2014 was $(114,000) and $204,000, respectively, as compared to $(35.0 million) and $(39.6 million) for the three and nine months ended September 30, 2013, respectively. The variance is due to the revaluation of registered common stock warrants issued by us in March 2013, as well as a fewer number of warrants classified as a current liability due to a significant number of warrants exercised during the second half of 2013. We revalue warrants at each balance sheet date to fair value. Warrants that were exercised during the period were revalued the day prior to exercise and reclassified into stockholders' equity upon exercise. If unexercised, the remaining warrants will expire in September 2018.
Gain (Loss) from investment in affiliated entity. The gain (loss) is a result of the change in the fair market value of the investment in GeneOne (formerly VGX International Inc.) for the three and nine months ended September 30, 2014.

Liquidity and Capital Resources
Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

Working Capital and Liquidity
As of September 30, 2014 we had cash and short-term investments of $100.9 million and working capital of $95.7 million, as compared to $52.7 million and $29.7 million, respectively, as of December 31, 2013. The increase in cash and short-term investments during the nine months ended September 30, 2014 was primarily due to our March 2014 financing as well as proceeds received from warrant and stock option exercises, offset by expenditures related to our research and development activities and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.
Net cash used in operating activities was $21.7 million and $16.3 million for the nine months ended September 30, 2014 and 2013, respectively.
Net cash used in investing activities was $12.6 million and $4.5 million for the nine months ended September 30, 2014 and 2013, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Net cash provided by financing activities was $71.3 million and $48.2 million for the nine months ended September 30, 2014 and 2013, respectively. The increase was related to proceeds received from our March 2014 financing as well as warrant and stock option exercises.
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
During the nine months ended September 30, 2014, warrants and stock options to purchase 2,421,311 shares of common stock were exercised for total proceeds to the Company of $12.1 million.
As of September 30, 2014, we had an accumulated deficit of $324.5 million. We have operated at a loss since 1994, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that current cash and cash equivalents plus short-term investments are sufficient to meet planned working capital requirements through the end of 2017, excluding our planned phase III clinical trial of VGX-3100. We will continue to rely on outside sources of financing to meet our capital needs beyond this time.

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
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the nine months ended September 30, 2014, have been made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investment in GeneOne (formerly VGX International Inc.) which is denominated in South Korean Won. We do not have any foreign currency hedging instruments in place.
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
Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2014.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
We are not currently a party to any material litigation or other material legal proceedings.

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
We have experienced significant operating losses to date; as of September 30, 2014 our accumulated deficit was approximately $324.5 million. We have generated limited revenues, primarily consisting of license and grant revenue, and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability. We believe that current cash and cash equivalents plus short-term investments are sufficient to meet planned working capital requirements through the end of 2017, excluding our planned phase III clinical trial of VGX-3100. We will continue to rely on outside sources of financing to meet our capital needs beyond this time.
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
In both the United States and certain foreign jurisdictions there have been, and we anticipate there will continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell any of our products profitably. In the United States, the Federal government passed healthcare reform legislation, the Patient Protection and Affordable Care Act, or the ACA. The provisions of the ACA have become or will become effective on various dates. While many of the details regarding the implementation of the ACA are yet to be determined, we believe there will be continuing trends towards expanding coverage to more individuals, containing health care costs and improving quality. At the same time, the rebates, discounts, taxes and other costs associated with the ACA are expected to be a significant cost to the pharmaceutical industry.
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

Additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states, such as Vermont, Maine, and Minnesota requiring reporting to state governments of gifts, compensation, and other remuneration to physicians. Under the ACA, pharmaceutical companies are required to record any transfers of value made to doctors and teaching hospitals and to disclose such data to HHS. These laws all provide for penalties for non-compliance. The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different compliance and/or reporting requirements, increases the possibility that a company may run afoul of one or more laws.
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
We may have actions brought against us by stockholders relating to past transactions, changes in our stock price or other matters. Any such actions could give rise to substantial damages, and thereby have a material adverse effect on our consolidated financial position, liquidity, or results of operations. Even if an action is not resolved against us, the uncertainty and expense associated with stockholder actions could harm our business, financial condition and reputation. Litigation can be costly, time-consuming and disruptive to business operations. The defense of lawsuits could also result in diversion of our management's time and attention away from business operations, which could harm our business.
Our results of operations and liquidity needs could be materially affected by market fluctuations and general economic conditions.
Our results of operations could be materially affected by economic conditions generally, both in the United States and elsewhere around the world. Concerns over inflation, energy costs, geopolitical issues and the availability and cost of credit have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic recession. Domestic and international capital markets have also been experiencing heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of a continuing market downturn, our results of operations could be adversely affected. Our future cost of equity or debt capital and access to the capital markets could be adversely affected, and our stock price could decline. There may be disruption in or delay in the performance of our third-party contractors and suppliers. If our contractors, suppliers and partners are unable to satisfy their contractual commitments, our business could suffer. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current instability of financial institutions, we may experience losses on these deposits.
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
From time to time, U.S. and other policymakers have proposed reforming the patent laws and regulations of their countries. In September 2011 the America Invents Act (the Act) was signed into law. The Act changed the current “first-to-invent” system to a system that awards a patent to the “first-inventor-to-file” for an application for a patentable invention. The Act also created a procedure to challenge newly issued patents in the patent office via post-grant proceedings and new inter parties reexamination proceedings. These changes may make it easier for competitors to challenge our patents, which could result in increased competition and have a material adverse effect on our product sales, business and results of operations. The changes may also make it harder to challenge third-party patents and place greater importance on being the first inventor to file a patent application on an invention.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.    DEFAULT UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
On November 7, 2014 the Company and Officers Dr. Mark Bagarazzi, Peter Kies and Dr. Niranjan Sardesai amended their respective employment agreements. The amendments added change in control termination rights to the employment agreements.

ITEM 6.    EXHIBITS

(a)    Exhibits

Exhibit Number	Description of Document
10.1	Second Amendment to Employment Agreement dated November 7, 2014 by and between Inovio Pharmaceuticals, Inc. and Dr. Mark Bagarazzi (filed herewith).

10.2	Second Amendment to Employment Agreement dated November 7, 2014 by and between Inovio Pharmaceuticals, Inc. and Peter Kies (filed herewith).

10.3	Second Amendment to Employment Agreement dated November 7, 2014 by and between Inovio Pharmaceuticals, Inc. and Dr. Niranjan Sardesai (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Inovio Pharmaceuticals, Inc.

Date:	November 7, 2014	By	/s/ J. JOSEPH KIM
J. Joseph Kim President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 7, 2014	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)