Form 10-K
period 2014-12-31
INOVIO PHARMACEUTICALS, INC.
filed 2015-03-16
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO
COMMISSION FILE NO. 001-14888

 INOVIO PHARMACEUTICALS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	33-0969592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

660 W. GERMANTOWN PIKE, SUITE 100 PLYMOUTH MEETING, PENNSYLVANIA	19462
(Address of principal executive offices)	(Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (267) 440-4200
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

COMMON STOCK, $0.001 PAR VALUE	NASDAQ
(Title of Class)	(Name of Each Exchange on Which Registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of June 30, 2014 was approximately $614,635,315 based on $10.81, the closing price on that date of the Registrant’s Common Stock on the NYSE MKT.
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 60,741,082 as of March 9, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders (the “Proxy Statement’) are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2014.

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
Overview
We are developing active DNA immunotherapies and vaccines focused on treating and preventing cancers and infectious diseases. Our DNA-based immunotherapies, in combination with our proprietary electroporation delivery devices, are intended to generate robust immune responses, in particular T cells, to fight such diseases. In 2014 we reported that in a large, controlled phase II clinical study we achieved clinically relevant efficacy against a targeted disease (HPV-associated cervical dysplasia) by generating antigen-specific T cells. Our novel SynCon® immunotherapy design has shown the ability to help break the immune system’s tolerance of cancerous cells. Alternatively, our SynCon® product design is also intended to facilitate cross-strain protection against known as well as new unmatched strains of pathogens such as influenza. Given the recognized role of killer T cells in eliminating cancerous or infected cells from the body, our scientists believe that our active immunotherapies may play an important role in helping fight such diseases. Human data to date have shown a favorable safety profile of our DNA immunotherapies delivered using electroporation.
We have completed, current or planned clinical programs of our proprietary SynCon® immunotherapies for HPV-caused pre-cancers and cancers, prostate cancer, breast/lung/pancreatic cancer, hepatitis C virus (HCV), hepatitis B virus (HBV), HIV, influenza, and Ebola. Our partners and collaborators include F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”), University of Pennsylvania, Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, , National Institute of Allergy and Infectious Diseases (“NIAID”), United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”),  Defense Advanced Research Projects Agency (“DARPA”) and MedImmune, LLC.
Industry Background
Apart from the benefits provided by sanitation and clean water, we believe that the idea of stimulating the immune system, to date via preventive vaccines, has saved more lives and prevented more human suffering than any other human invention. As recently as a century ago, infectious diseases were the main cause of death worldwide, even in the most developed countries. Today, there is a vast range of vaccines available to protect against more than two dozen infectious diseases, especially for children, completely or virtually eradicating diseases such as smallpox and polio.
Today the idea of stimulating the immune system to prevent or treat infections and cancers is an even more compelling concept, with significant time and capital being applied by the scientific community to advance promising new approaches. While conventional vaccine technology long ago reached its technical boundaries, the emergence of new areas of scientific knowledge such as genomics and technologies like rapid sequencing have opened many doors to new ways to enable the development of new preventive vaccines for challenging infectious diseases and new treatments for diseases such as cancer, HIV, and hepatitis. Today the opportunity for immune stimulating technologies with the potential to fight cancers and chronic infectious diseases has never appeared more promising given notable technology advancements such as checkpoint inhibitors. Yet, while yielding promising results, in many respects the surface has been barely scratched. There remains a significant need and opportunity for further advancements.

Inovio’s Solution
With our immunotherapy platform comprising our SynCon® products as well as our proprietary CELLECTRA® electroporation delivery technology, we have developed a rich pipeline of pre-clinical and clinical stage products that have generated, in vivo (in the body), best-in-class immune responses, in particular T cells, which are fundamental to eliminating cancerous or infected cells. They are showing their potential to be used against any targeted cancer or infectious disease. Our lead immunotherapy (for treating HPV-associated precancer) met its primary and secondary endpoints in a large, controlled phase II clinical study, achieving statistically significant and clinically relevant efficacy in association with robust T cell activation. This was accomplished without serious adverse events and the only statistically significant adverse event being injection site redness (our immunotherapies are non-live and non-replicating therefore they cannot cause the disease; they work most naturally with the immune system and within its controls to reduce or minimize the risk of unwanted inflammatory responses; no serious adverse events have been attributed to our immunotherapies in human studies to date). These results suggest significant market potential not only for the lead product but for the broad spectrum of products that may be created based on our technology platform.
The Next Generation of Cancer and Infectious Disease Treatment: Inovio's SynCon® Immunotherapies
Our immunotherapies are designed to prevent a disease (prophylactic) or treat an existing disease (therapeutic) by activating and magnifying an immune response to one or more disease-specific antigens (proteins associated with a cancer or infectious disease that the body will recognize as foreign or not normal). Without the quality control and manufacturing challenges and costs of specifically personalized medicines, we can direct the immune response directly in the patient’s own body to fight specific organisms or cells. We do this simply by introducing the genetic code for the target antigen(s) into the tissues of the body that will serve as a temporary antigen production facility.
Our immunotherapies consist of one or more DNA plasmids (circular string of DNA as a backbone) encoding one or more selected antigen that are introduced into cells (directly in the body) of humans or animals. Our approach uniquely enables dramatic uptake of the DNA plasmids by the cells in a local tissue area. After the DNA code for the targeted antigen(s) is introduced to cells, the cells’ natural machinery for making their own proteins useful to the body temporarily produces the selected antigen(s) encoded by the DNA sequences delivered to the cell. The antigenic protein manufactured through this process, is then presented to the immune system and triggers one or both of two arms of the immune system: the production of preventive antibodies, known as a humoral immune response, and/or the activation of therapeutic T-cells, known as a cellular or cell-mediated immune response. These responses are then ready to neutralize or eliminate infectious agents (e.g. viruses, bacteria, and other microorganisms) or abnormal cells (e.g. malignant tumor or infected cells).
Our SynCon® DNA immunotherapies are designed to generate specific antibody and T cell responses. First we identify one or more antigens that we believe are the best targets to help direct the immune system toward a particular cancer or infectious disease. We then apply our SynCon® design process, which employs the extensive data available from genomic databases. This SynCon® design uses the genetic make-up of the selected antigen(s) from multiple variants of a cancer or strains of a virus. We synthetically create a new genetic sequence of the antigen that represents a consensus of the slightly different DNA from multiple variants or strains of the targeted antigen. We can create a differentiated SynCon variant to help the immune system better recognize a cancer self-antigen (a cell and antigen grown in the body). Alternatively, we have proof of principle in human studies that we can generate immune responses with SynCon immunotherapies not matched to different strains of an infectious disease, e.g. influenza, creating a proof-of-concept of the ability to move beyond today’s “one bug, one drug” paradigm in which a vaccine must match the strain of the circulating virus in order to provide protection. These SynCon® constructs may provide a solution to the genetic “shift” and “drift” that is typical of many infectious diseases. These new synthetic consensus DNA sequences do not exist in nature and are patentable.
Technically speaking, SynCon® immunotherapies are designed by taking the primary amino acid sequence from multiple strains or variants of a target disease antigen. We align the multiple amino acid sequences and at each position of the sequence choose the individual amino acid that is most immunologically dominant, conserved or important. In this process we create a new sequence that is a consensus of all the input sequences. This new synthetically engineered sequence is similar to the originating sequences but does not match any. It does not exist in nature and is therefore patentable.
The SynCon sequences are further optimized at the DNA level for codon usage, improved mRNA stability, and are provided with enhanced leader sequences for ribosome loading. The DNA inserts are therefore optimized at the genetic level to give them high expression capability particularly in human cells. We believe these design capabilities allow us to better target appropriate immune system mechanisms and produce a higher level of the coded antigen to enhance the overall ability of the immunotherapy to induce the desired immune response.
The SynCon sequence is then inserted into a circular DNA plasmid. The plasmids are manufactured in a bacterial fermentation process using proven scalable technology. These DNA-based immunotherapies can be stable under normal environmental conditions for extended periods of time.

Inovio’s immunotherapies are injected in a local area of selected tissue (muscle or skin) and then electroporated (see next section) to facilitate cellular uptake and gene expression. The resulting immune response to the produced antigens results in significant production of antibodies or T cells. Memory cells are created for durable effects and, in the case of therapeutic applications, T cells can be immediately “trafficked” to parts of the body where cells are displaying the target antigen.
Published human data from two different SynCon® DNA immunotherapies--one for treating HPV-caused pre-cancers and cancers as well as one for treating HIV infection--have generated best-in-class T cell responses in terms of magnitude, durability, and killing effect, providing evidence (demonstrated in three peer-reviewed clinical study publications) of their potential to provide preventive and therapeutic capabilities against cancers and infectious diseases. This compelling data is supported by the first clinically significant efficacy data generated in a large controlled phase II study by any DNA-based immunotherapy with Inovio’s data reported in 2014.
Electroporation Delivery Technology
Despite how compelling the idea of delivering DNA encoding an antigen has been, delivering the DNA directly into a cell through the cell’s protective membrane has been a significant challenge. Our immunotherapies are delivered into cells of the body into a small local area of tissue using our highly efficient, proprietary electroporation (EP) DNA delivery technology, which uses brief, locally applied electric fields to create temporary and reversible permeability, or pores, in the cell membrane. Using this method allows us to increase the cellular uptake of the DNA plasmids by a thousand-fold or more compared to just delivering the “naked DNA” alone. This extent of cellular uptake has proven to enable the best-in-class immune responses that we have reported, along with the efficacy results generated by these immune responses.
Alternative delivery approaches based on the use of viruses and lipids are complex and expensive and have in the past created concerns regarding safety and caused unwanted immune responses against the carriers themselves (believed to compromise their ability to deliver their DNA “payload” and provide protection). We have published data showing the superior immune responses generated by our SynCon® immunotherapies delivered using our CELLECTRA® electroporation technology directly compared to a leading viral vector (Adenovirus type 5) based approach. We have not seen any published data indicating the capability of alternative technologies focused on using genetic code to generate preventive or therapeutic antigens to exceed Inovio’s immune response data obtained to date, nor match the efficacy and immune responses data generated in our large controlled phase II study.
We believe electroporation provides a relatively straightforward, cost effective method for delivering DNA into cells with high efficiency, minimal complications, and importantly the ability to enable what we believe to be clinically relevant levels of gene expression, immune responses, and efficacy.
Products and Product Development
Inovio’s primary focus is to independently and/or in partnerships advance the products developed from its integrated platform consisting of its SynCon® immunotherapy and CELLECTRA® electroporation technologies. We are currently developing a number of DNA-based immunotherapies for the prevention or treatment of cancer and chronic infectious diseases. The table below summarizes the status of our product development programs as of December 31, 2014.

Inovio SynCon® Immunotherapy Development

Development Status
Product Area	Product and Indication(s)	Pre-Clinical	Phase I	Phase II	Phase III	Partner/Funding/Sponsor
Cancer	Cervical dysplasia (CIN 2/3) (VGX-3100)	X	X	X	P	Inovio
	Cervical cancer (INO-3112) (VGX-3100 + DNA-based IL-12 cytokine)	X	IP			Inovio
	Head/neck cancer (INO-3112) (VGX-3100 + DNA-based IL-12 cytokine)	X	IP			Inovio
	Aerodigestive cancer (INO-3106 +/- DNA-based IL-12 cytokine)	X	IP			Inovio
	Prostate cancer (INO-5150 +/- DNA-based IL-12 cytokine)	X	P			Inovio
	hTERT expressing cancers (breast, lung, pancreatic) INO-1400	X	IP			Inovio

Infectious Disease	Hepatitis B Virus INO-1800	X	P			Roche
	Hepatitis C Virus INO-1800 + DNA-based IL-28 cytokine)	X	IP			GeneOne Life Sciences
	HIV (preventive & therapeutic) (PENNVAX®-GP)	X	P			NIH/NIAID
	HIV (preventive) (PENNVAX®-G)	X	IP			US MHRP/NIH/NIAID
	Universal influenza (INO-3510)	X	X			NIH
	Avian influenza (VGX-3400x)	X	X			Inovio
	Ebola (VGX-4200)	X	P			GeneOne Life Sciences
	Biodefense targets	IP				US AMRIID

X	= Completed
IP	= In Progress
P	= Planning
Cancer Vaccines/Immunotherapies
Previous Immune Therapy Successes Point to the Potential of Inovio’s Immunotherapy Approach
In recent years there have been multiple technology advancements and product approvals that have highlighted the potential of immunotherapies to usher in a new era of cancer therapeutics. Monoclonal antibodies (Mabs) such as Herceptin® and dendritic cell therapy Provenge® for prostate cancer have had their varying degrees of success. Herceptin has been used to treat over 420,000 women (Genentech Inc., 2010). While a significant step forward, suitable monoclonal antibodies with the appropriate characteristics have been difficult to design or identify and expensive to produce, and the technology does not lend itself to designing Mabs for many diseases. Dendritic or other cell-based therapy is a highly personalized medicine involving removing cells from the patient, modifying them, multiplying them, then returning them to the body. Besides the high cost and complex processes to manufacture the product, one of the glaring weaknesses of this approach is that it has not been shown to generate high levels of cancer-specific T cells.
More recently, progress in the field of immune checkpoint inhibitors (CIs) has created further optimism regarding the potential for new immunotherapies against a spectrum of cancers. The immune system relies on a safeguard system of checkpoint mechanisms to prevent excessive or incorrectly directed immune responses. Many cancer cells have the ability to “hijack” these checkpoints and neutralize T cells sent by the immune system to eliminate them. Checkpoint inhibitors prevent cancer cells’ ability to interfere with these checkpoints and enable T cells (especially CD8 killer T cells) to complete their appropriate and intended killing function against the cancer cell. Clinical studies by multiple companies of different checkpoint inhibitors have shown notable therapeutic impact against melanoma and other cancers - yet with response rates in the 20 - 50% range, there remains an important opportunity to further improve these results. They have also been associated with certain undesirable side effects. Observations suggest that CIs may be less effective if there is not a high enough pre-existing level of antigen-specific CD8 T cells. Nevertheless, they provide significant encouragement that a strong T cell generating “active” immunotherapy used as a monotherapy or in combination with a checkpoint inhibitor may unleash or enhance significant therapeutic potential. The first PD-1 CI therapies were approved for commercial use in 2014.
More recently, a new category of immunotherapies called adoptive cell transfer, for example CAR-T technology, has provided further evidence of the merit of providing an enhanced T cell presence to fight cancer. CAR-T has achieved dramatic results in B cell cancers. Unfortunately it has also been associated with significant side effects. When this technology has been applied to solid tumors it has generated significant cytokine storms that have resulted in severe side effects including deaths. Moreover, adoptive cell transfer such as CAR-T, like dendritic cell therapy, involves removing T cells from a patient, modifying them to better target a cancer cell, multiplying the T cells, then returning them to the patient. This is a highly personalized approach and as such this very complex therapeutic product needs to be manufactured and released for each patient, leading to expensive manufacturing and increased supply chain complexity. Moreover, this technology is still in early clinical development.
So while the last two decades have yielded promising technology advancements that better harness or activate capable killer T cells, there is a world of untapped potential to develop “ideal” immunotherapies to fight cancers and infectious diseases.
What is an “ideal” active immunotherapy? To state the obvious, we want products that are effective, efficient, and safe. More specifically, we want immunotherapies that:

•	Target disease-specific antigens (i.e. proteins unique to a cancer or infectious disease)

•	Do not depend upon being patient-specific and personalized (why remove from, modify, and reintroduce cells to a patient if you can do the most important work in the patient?)

•	Activate functional killer T cells with the necessary killing tools (e.g. granzyme and perforin)

•	Generate robust T cell responses (e.g. a significant number of T cells) that are persistent and durable over time (memory response)

•	Do not induce unwanted immune responses

•	Do not induce toxic inflammatory responses

•	Are capable of “breaking tolerance” of cancer cells grown in the body.

Our phase II data (discussed under HPV Immunotherapy-VGX-3100) shows we are achieving these ideal characteristics with our active immunotherapy approach to activating highly capable, antigen-targeted T cells in vivo (in the body) and we are advancing a growing pipeline of pre-clinical and clinical immunotherapies products.
HPV Immunotherapy-VGX-3100
 Late Stage Cervical Dysplasia (CIN 2/3)
Human papillomavirus (HPV) is the causative agent responsible for cervical pre-cancers (cervical dysplasia), cervical cancer, other anogenital cancers and one of the most rapidly growing cancers in men - head & neck cancer. At any given time, approximately 11% of the world’s population is infected with HPV.
HPV is the most common viral infection of the reproductive tract and is recognized as the major cause of cervical cancers. Almost 300 million women globally are estimated to be infected with HPV, with another 30 million additional cases that have progressed to the pre-cancerous stage. Every year over 500,000 new cases of cervical cancer are diagnosed world-wide and approximately half of these women die. Virtually all cases are linked with persistent infection with HPV. Challenges with acceptance, accessibility, and compliance of preventive vaccines have resulted in only a third of young women are being vaccinated in the US, and even less in other countries around the world.
While roughly 90% of HPV infections are cleared by the body on its own (i.e. by the person’s immune system), persistent HPV infection can lead to high grade cervical dysplasia (CIN 3) and, if untreated, eventually invasive cervical cancer. Researchers have estimated the global prevalence of clinically pre-cancerous HPV infections at between 28 and 40 million. HPV 16/18 are the two most prevalent high-risk types of HPV worldwide, causing the vast majority of HPV-related cancers. HPV 16/18 are found in 52% of all high grade pre-cancerous cervical lesions and 70% of cervical cancers.
There is an annual incidence rate of CIN 1 caused by HPV types 16 and 18 of 1.4M in the US and 1.3M in the top 5 European countries. There is an annual incidence rate of CIN 2/3 caused by HPV types 16 and 18 of 270.8K in the US and 267.4K in the top 5 European countries. These represent a significant market opportunity. CIN 1 has no treatment. CIN 2/3 is served only by an invasive surgical procedure.
There are currently two FDA approved preventive vaccines, Gardasil® and Cervarix®, that protect against HPV types 16 and 18, as well as types 6 and 11(Gardasil). However, studies have shown that preventive HPV vaccines cannot treat or protect those already infected with HPV, which is a large population. In addition, not all girls and women eligible to be vaccinated are receiving these vaccines. In 2013, a US national survey found that 57% of girls aged 13-17 years had received at least one dose of the HPV vaccine series, but only 38% had received all 3 doses in the series. Currently there is no viable immunotherapy or drug to fight established HPV infection or treat cervical dysplasia and/or cancer caused by HPV.
Current treatment options for cervical dysplasia are unappealing. The “watch-and-wait” process associated with low grade dysplasia (CIN 1) is a stressful approach. The only available treatment option for high grade cervical dysplasia (CIN 2/3) is surgery, which involves ablating or cutting a women’s cervix to remove the pre-cancerous lesions. While surgical procedures are generally effective in removing lesions, they can lead to cervical scarring and longer-term reproductive risks such as pre-term birth, miscarriage, and infertility. Anticipation of these procedures produces significant anxiety for patients, despite their doctor’s reassurances, and full recovery from surgery can take up to several weeks. Because surgery does not clear the underlying HPV infection, pre-cancer lesions can recur as a result of persistent infection or incomplete removal of the lesion during surgery.
Inovio's VGX-3100 is an immunotherapy designed to dramatically increase immune responses (humoral and cell mediated) against the E6 and E7 antigens of HPV types 16 and 18 that are present in both pre-cancerous and cancerous cells transformed by these HPV types. E6 and E7 are oncogenes that play an integral role in transforming HPV-infected cells into pre-cancerous and cancerous cells. The goal of the immunotherapy is to stimulate the body's immune system to mount a killer T cell response strong enough to cause the killing of cells producing the E6/E7 protein. The potential of such an immunotherapy would be to treat pre-cancerous dysplasias as well as cancers caused by these HPV types.
Phase I Study Results
We completed a phase I study of our cervical dysplasia immunotherapy (VGX-3100) in 2010. This dose escalation study tested the safety and immunogenicity of VGX-3100 in women previously treated for moderate or severe cervical intraepithelial neoplasia (CIN 2/3), a high grade premalignant lesion that is a precursor of cervical cancer. The trial enrolled patients in three cohorts of six subjects each with VGX-3100 doses of 0.6 mg (0.3 mg each of two DNA plasmids), 2.0 mg, and 6.0 mg. Each subject was dosed at months 0, 1 and 3.
In September 2010, we presented top-line data showing achievement of best-in-class immune responses in this dose escalation study. Data from the trial included:

•	Antigen-specific, dose-related T cell responses across the three dose groups;

•	Strong antigen-specific antibody responses in all three dose groups;

•	VGX-3100 delivered using Inovio’s proprietary CELLECTRA® intramuscular electroporation delivery device was generally safe and well tolerated at all dose levels; and

•	No immunotherapy-related serious adverse events (SAEs). Reported adverse events and injection site reactions were mild to moderate and required no treatment.
Immunological analyses of blood samples collected before and after treatment indicate that antigen-specific immune responses were induced against the target proteins produced by Inovio's immunotherapy. We assessed the cellular immune responses by different analytical assays that measure the production of antigen specific T cells as well as their ability to kill in an antigen specific manner. Overall, 17/18 (94%) patients, including 6/6 (100%) of the high dose group, demonstrated vaccine induced antigen specific T cell responses by at least one measurement. Using a validated, standard interferon- ELISpot assay, antigen-specific cytotoxic T-lymphocyte (CTL, or killer T cell) responses were observed against all four antigens (E6 and E7 proteins for HPV types 16 and 18). Overall, in all three dose cohorts combined, 14 out of 18 immunized subjects (78%) developed significant CTL responses, with positive responses ranging from under 100 to over 5000 SFU per million cells; 72% (13 of 18) responded to at least two antigens; and 50% (9 of 18) responded to all four antigens.
In the 6 mg cohort, five of six immunized subjects (83%) developed significant CTL responses by ELISpot, with average responses of 1362 SFU per million cells after three immunizations. This was a 118% increase compared to the 2 mg cohort average of 626 SFU per million cells (four responders out of six) and a 174% increase compared to the 0.6 mg dose cohort average of 497 SFU per million cells (four responders out of six).

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
In October, 2012, we reported that the immune responses generated in this study displayed a powerful killing effect on cells changed by HPV into precancerous dysplasias. These results appeared in the peer-reviewed journal, Science-Translational Medicine, in an article entitled, "Immunotherapy against HPV 16/18 generates potent Th1 and cytotoxic cellular immune responses." In this study, 91% of patients who developed T cell responses showed the presence of CD8 T cells capable of the desired killing activity. Direct killing by CTLs was observed in all immunized subjects (6 of 6) in the 6 mg cohort.
Antibody responses to E6 and E7 antigens were also measured. Specific antibody responses to tumor antigens can function as an important surrogate potency marker for determining the immunogenicity (immune response characteristics) of an immunotherapy, i.e. its ability to induce an immune response. Antibodies were generated against all four antigens, as tested by the enzyme-linked immunosorbent assay (ELISA). Overall, 100% of the study participants (18 of 18) reported antibody positivity to at least two immunotherapyantigens, and 94% (17 of 18) reported positivity to three antigens; 56% (10 of 18) were positive to all four antigens.
In March 2011, we initiated a randomized, placebo-controlled, double-blind phase II study of VGX-3100 delivered using our CELLECTRA® intramuscular electroporation device in women with HPV type 16 or 18 and diagnosed with, but not yet treated for, high grade cervical intraepithelial neoplasia (CIN 2/3). The women in the study received either 6 mg of VGX-3100 (the highest dose used in our phase I study) or a placebo using the CELLECTRA® in vivo electroporation device at months 0, 1, and 3. The study assessed efficacy by measuring regression of cervical lesions from CIN 2/3 to CIN 1 or normal in the treated versus control subjects. Immunological responses were also measured in this clinical study to assess the ability of this therapy to generate strong T cell responses in a larger, controlled study. Safety was also assessed (ClinicalTrials.gov NCT01304524).
Phase II Study Results
In July 2014, Inovio released top line efficacy data from this phase II clinical trial (HPV-003) for VGX-3100. The primary endpoint, histologic regression, was evaluated 36 weeks after the first treatment. In the per protocol analysis of this three-immunization regimen, CIN2/3 resolved to CIN1 or no disease in 53 of 107 (49.5%) women treated with VGX-3100 compared to 11 of 36 (30.6%) who received placebo. This difference was statistically significant (p=0.017). Intent to treat results were also statistically significant.
There was also a high level of complete clearance of CIN 2/3. In a post-hoc analysis, CIN 2/3 resolved to no disease in 43 of 107 (40.2%) women treated with VGX-3100 compared to 6 of 36 (16.7%) who received placebo (p=0.006).
We also reported that women treated with VGX-3100 on average experienced a robust increase in CD8 T cells specific to the E6 and E7 HPV antigens. This response increased with each of the three immunizations, then declined modestly to a sustained and durable level of T cells (memory T cells) measured through 36 weeks (24 weeks post-treatment).
This trial also demonstrated virological clearance of HPV 16 or 18 from the cervix in conjunction with histopathological regression of cervical dysplasia to CIN1 or no disease, a secondary endpoint of the trial, in 43 of 107 (40.2%) VGX-3100 recipients compared to 5 of 35 (14.3%) placebo recipients (p=0.001).
We have taken the steps to publish the phase II results in a peer-reviewed medical journal. Over many months we have conducted multiple, sophisticated immune assays (measurements) to characterize the CD8 T cell responses and their association with our efficacy results, and completed a rigorous analysis and preparation of the data for publishing. We expect to see this paper published in 2015.
Preparation and launch of VGX-3100 registration phase III study
Based on the preliminary phase II results we have stated our intention to advance VGX-3100 into a phase III study in early 2016. Following is an update on the steps we are taking toward launching this clinical study.
We await completion of all follow-up in the study (week 88) which extends a full 52 weeks after the primary endpoint visits that were reached in the spring of 2014. We intend to obtain alignment with the FDA and various global regulatory agencies on the details of the pivotal phase III program to support an indication in CIN2/3.
In preparation for pivotal phase III development and commercialization, we have taken steps to scale-up manufacturing for both our VGX-3100 product and our proprietary electroporation device to support higher volume production requirements associated with commercial use while continuing to meet the highest quality assurance standards, to which we already adhere.

We have already identified highly qualified manufacturing partners and are currently working with them to establish manufacturing for phase III and beyond.
We have conducted additional market research with physicians and patients that have further characterized the unmet medical needs relating to the treatment of high grade cervical dysplasia (CIN 2/3). These include a preference for a non-invasive, non-surgical procedure for removing cervical lesions; a treatment that can clear HPV, the cause of the pre-cancer, throughout the body and not just in the limited area of the lesion; and a treatment that has no risk of causing pre-term births or infertility. CIN 2/3 represents a unique market opportunity for a novel therapy capable of providing a first-line alternative to surgery. This market research will help guide our communication and interaction with the physician, patient, and support communities.
VGX-3100 has the potential to be a less-invasive first-line treatment option, and to spare women from the anxiety of surgery and the risks it poses to their reproductive health. It strengthens the body’s immune response to the HPV infection to clear the underlying HPV infection that causes cervical cancer. It can eliminate pre-cancerous lesions that, left untreated, would evolve to cancer.
In short, VGX-3100 has potential to offer women the first non-surgical treatment for pre-cancerous cervical dysplasia. As a novel therapy advancing toward commercialization, we are pleased that the various steps necessary to launch the phase III study in early 2016 are advancing in a timely and successful manner.
HPV Immunotherapy-INO-3112 (VGX-3100 +DNA-Based IL-12 Cytokine INO-9012)
Head & Neck Cancer and Cervical Cancer
HPV is also associated with head and neck cancers, especially those in the oropharynx and larynx but also the oral cavity and nose/nasal passages. The incidence of HPV-caused oropharyngeal cancer has increased significantly within the last 20 years and has been increasing at an epidemic rate. Approximately 15-20% of the 400,000 new head and neck cancers globally are HPV related. HPV associated head and neck cancer is growing fastest in developed countries, such as the US, and in younger men. In the US, approximately 12,000 new cases of HPV-associated head and neck cancer are diagnosed annually. The estimated prevalence of HPV-caused oropharyngeal cancer in the U.S. in 2012 was nearly 212,000.
By 2020, scientists estimate that HPV will cause more cases of oropharyngeal cancer than cervical cancer and by 2025 HPV will be the causative factor of 90% of all head & neck cancers (HPV currently causes 63% of head & neck cancers). Greater than 70% of cancers of the oropharynx are linked to HPV, with HPV16 being the most prevalent serotype.
Improvements in primary treatment modalities (surgery and radiation) have produced significant improvements in morbidity but intensive radiation has a profound long-term impact on mortality and quality of life. Based on these factors, we believe there is a significant opportunity for an effective immunotherapy.
In June 2014 we initiated a phase I/IIa clinical study assessing the immunogenicity and safety of INO-3112 (VGX-3100 in combination with a DNA-based IL-12 cytokine (INO-9012)) in head & neck cancer patients. We added our DNA-based IL-12 immune activator to VGX-3100 for this cancer study because our HIV immunotherapy clinical study (HVTN-080) showed that the addition of IL-12 to our DNA immunotherapy can enhance the activation of CD8 T cells.
Up to twenty adults with HPV-positive head & neck squamous cell carcinoma (HNSCC) will be treated with INO-3112 and followed for safety, immune and clinical responses in an open-label study called HPV-005. In one part of the study, up to ten patients will be treated with INO-3112 before and after resection of their tumor. In the second part of the study, up to ten patients will be treated with INO-3112 after completion of chemotherapy and radiation therapy. Each INO-3112 treatment will be administered using Inovio's CELLECTRA® delivery system. In addition to assessing safety, this study will analyze T cell immune responses to INO-3112. Pre- and post-immunotherapy tumor tissue will be analyzed to evaluate infiltration of T cells into the tumor and tumor bed. Clinical responses characterized by anti-tumor effects, using RECIST criteria, and progression free survival will also be measured.
Cervical cancer is the most commonly occurring cancer among women in developing countries and is the second most commonly occurring cancer amongst women worldwide. Without consistent HPV vaccination or improvements in screening and treatments, current incidence trends suggest that the incidence of cervical cancer could rise from roughly 530,000 cases per year to approximately 1 million cases per year in 2050. The prognosis for advanced cervical cancer patients is characteristically poor and treatment options are palliative at best.
In June of 2014 we initiated a phase I/IIa clinical study assessing the immunogenicity and safety of INO-3112 (VGX-3100 in combination with INO-9112) in cervical cancer patients. Twenty patients with HPV-caused inoperable invasive cervical cancer will be evaluated in an open-label study called HPV-004. Women will receive four treatments of INO-3112 every four weeks after completion of a standard chemoradiation regimen. Each INO-3112 treatment will be a combination of 6 mg of VGX-3100 and 1 mg of INO-9012 delivered together intramuscularly with the CELLECTRA® delivery system. The study team will evaluate clinical responses at the tumor site (tumor shrinkage or regression) and assess disease-free survival and disease recurrence up to 12 months after the initial immunotherapy with Inovio's INO-3112. T cell immune responses will be analyzed pre- and post-immunotherapy in the tumor tissue as well as in the periphery (bloodstream).
We expect to report interim data from these studies in 2015.

HPV Immunotherapy-INO-3106 +/- DNA-Based IL-12 Cytokine
Aerodigestive Cancer
Further expanding our HPV portfolio, we launched a compassionate phase I clinical trial in patients with HPV-caused aerodigestive cancer. Aerodigestive cancer is a condition that affects the lips, mouth, tongue, nose, throat, vocal cords, larynx, and parts of the esophagus and windpipe. Current treatment for HPV-associated aerodigestive cancers includes chemotherapy, radiation, and surgery, all of which have negative side effects.
This phase I study is testing INO-3106 alone or in combination with DNA-based IL-12 in subjects with HPV-6 associated invasive aerodigestive malignancies who have exhausted other treatment options (chemotherapy, radiation and surgery). Successful results could open a path to pursuing an FDA orphan designation (special status granted for therapies for rare diseases) for aerodigestive cancers.
Prostate Cancer Immunotherapy-INO-5150
The development of a new treatment for prostate cancer would be a significant medical advance given that present treatment options (surgery, radiation and hormone deprivation), while somewhat effective, all carry deleterious side effects and often do not confer long-term cure. Across the United States, there were 238,000 new cases of prostate cancer and more than 29,000 deaths in 2013.
In January 2011, we announced the publication of a scientific paper in the journal Human Vaccines detailing potent immune responses in a pre-clinical study of our SynCon® immunotherapy for prostate cancer targeting two antigens, prostate specific antigen (“PSA”) and prostate specific membrane antigen (“PSMA”). While current prostate cancer therapies target single antigens, in this study we tested the hypothesis in mice that multiple antigens administered with Inovio's electroporation delivery technology would improve the breadth and effectiveness of a prostate cancer immunotherapeutic.
This study, conducted by our scientists and collaborators, is described in the published paper entitled, “Co-delivery of PSA and PSMA DNA vaccines with electroporation induces potent immune responses.” The SynCon® immunotherapy evaluated in this study consists of PSA and PSMA synthetic consensus immunogens based on human and macaque amino acid sequences, which enabled the sequences for these antigens to differ slightly from the native proteins associated with prostate cancer in humans. In humans, this difference may help overcome self-tolerance of cancer cells displaying these prostate-related proteins and enable the generation of an anti-tumor immune response. Mice received two immunizations of highly optimized immunotherapy delivered by electroporation. Immunogenicity was evaluated one week after the second immunization. The resultant data showed the induction of strong PSA and PSMA-specific cellular immune responses and also significant antigen specific seroconversion, illustrating that both humoral and cellular immune responses can be generated by this approach.
In 2013 we established a license agreement with Roche (described in more detail under Corporate Development) that included Inovio’s prostate immunotherapy product. In November 2014 Roche terminated its license for INO-5150, while still maintaining its license to and collaboration with Inovio’s hepatitis B immunotherapy. All rights to INO-5150 will be returned by Roche to Inovio.
We plan to initiate a phase I clinical trial for INO-5150 in the first half of 2015.
hTERT Immunotherapy-INO-1400
Human telomerase reverse transcriptase (hTERT) is an attractive cancer immunotherapy target. High levels of hTERT have been detected in more than 85% of all human cancers, including breast, lung, and pancreatic cancers, while normal cells showed undetectable levels of telomerase expression. Immunological analysis indicated that hTERT is a widely applicable target recognized by T-cells and can be potentially used as a universal cancer immunotherapy.
Lung, breast, and pancreatic cancer mortality rates are ranked first, third, and fourth, respectively, among cancer types in the United States, despite improvement in detection and treatment. In each of these three cancer types, significant numbers of patients undergo surgical resection and adjuvant therapy with an attempt at cure, but only a fraction remain in remission. This study will evaluate our novel immunotherapy with the ultimate goal of reducing the risk of relapse in these patients.
In July 2013, we announced that our hTERT DNA cancer immunotherapy administered with our CELLECTRA® adaptive electroporation delivery device generated robust and broad immune responses, induced T cells with a tumor-killing function, and increased the rate of survival in pre-clinical studies.

In December 2014, we initiated a phase I clinical trial for our hTERT (human telomerase reverse transcriptase) DNA immunotherapy (INO-1400) alone or in combination with our IL-12 immune activator (INO-9012) in adults with breast, lung, or pancreatic cancer at high risk of relapse after surgery and other cancer treatments. This trial is an open label, dose escalation study in approximately 54 subjects.
Infectious Disease Vaccines/Immunotherapies
Hepatitis B Virus-INO-1800
Although an effective preventive vaccine against hepatitis B virus (HBV) infection has existed for over three decades, HBV remains a major epidemic, especially among people of Asian and African descent. The World Health Organization estimates that 2 billion people globally have been infected with HBV, with over 350 million people chronically infected with the virus and at risk of developing cirrhosis or liver cancer. It is estimated that upwards of 1.4 million people in the US are infected with the virus. Currently, the only therapies available for chronically infected individuals are interferon-alpha and nucleoside analog treatments, which function by controlling viral replication but unfortunately do not clear infection. Interferon can prevent viral replication in only 30% of patients and does so with undesirable side effects.
Liver cancer is the second most common cause of death from cancer worldwide, killing most patients within five years of diagnosis. About 782,000 new cases arise each year. One of the major causes and risk factors for liver cancer is infection by hepatitis B. Chronically infected individuals may develop a permanent scarring of the liver (a condition called cirrhosis). Liver cirrhosis can evolve into hepatocellular carcinoma, which claims 746,000 lives annually.
In November 2012, we announced data indicating that our HBV immunotherapy generated strong T cell responses that eliminated targeted liver cells in mice. Results from this pre-clinical study appeared in the peer-reviewed journal, Cancer Gene Therapy, in an article entitled, "Synthetic DNA immunogen encoding hepatitis B core antigen drives immune response in liver."
In this study, we developed a DNA immunotherapy which is encoded for the HBcAg antigen and represents a consensus of the unique HBcAg DNA sequences of all major HBV genotypes (A through E). When delivered by electroporation, our researchers first demonstrated that this therapy elicited strong HBcAg-specific T cell and antibody responses in the periphery (outside of the liver) by ELISpot, ICS and cell proliferation assays. Researchers observed that the immunization could also induce antigen-specific CD8 and CD4 T cells that produced both IFN-y and TNF-a in the liver, indicating a strong immunotherapy-induced T cell response was also present in the liver.
Furthermore, study researchers found the immunotherapy-specific T cells exhibited a killing function, and could migrate to and stay in the liver and cause clearance of target cells without any evidence of liver injury. Taken together, this is the first study to provide evidence that intramuscular immunization can induce killer T cells that can migrate to the liver and eliminate target cells.
In September, 2013, Roche exclusively licensed this SynCon® immunotherapy in conjunction with the use of Inovio’s CELLECTRA® electroporation technology for this immunotherapy as part of a broader partnership agreement with Inovio. We expect that a phase I study of this immunotherapy will be initiated in the first half of 2015. The initiation of the trial will trigger a milestone payment from Roche. Roche is paying for all costs associated with the development of this immunotherapy.
Hepatitis C Virus (HCV)-INO-8000/VGX-6150
Hepatitis C virus is a major cause of acute hepatitis. HCV is spread primarily by direct contact with human blood, the major causes worldwide being the use of unscreened blood transfusions and re-use of needles and syringes that have not been adequately sterilized. As many as 75% -85% of newly infected patients may progress to develop chronic infection. Of those with chronic liver disease, 5% - 20% may develop cirrhosis. About 1%-5% of infected people may die from the consequences of long term infection (due to liver cancer or cirrhosis). Globally, an estimated 150 million people are chronically infected with HCV, which represents a reservoir sufficiently large for HCV to persist, and 3 to 4 million people are newly infected each year. In the US, while new incidences of HCV have dropped dramatically, an estimated 3.2 million Americans are chronically infected. People with chronic HCV infection face an increased risk of developing hepatocellular cancer, a difficult-to-treat cancer with a poor prognosis. More than 350,000 deaths each year are attributed to HCV-caused liver cirrhosis and hepatocellular cancer.
In April, 2010, we announced, along with our collaborators from Drexel University, Cheyney University, and the University of Pennsylvania, that we received a combined $2.8 million grant from the PA Commonwealth Universal Research Enhancement Program (CURE), to advance our proprietary immunotherapy to treat HCV using our CELLECTRA® electroporation delivery system. The grant funded pre-clinical studies using an expanded set of SynCon® immunogens to test the safety and effect on the immune system of our novel immunotherapy designed to treat persons who are chronically infected with HCV and have not responded to currently available therapies.
The HCV therapy market has been recently transformed by the launch and rapid adoption of Sovaldi® and other combo drugs in its class. Yet prices for these products remain high and out of reach for most of the patients in the world. Furthermore, there is no immune system stimulating approach that may provide a better solution for many HCV-infected people.
At the end of 2011 we announced positive pre-clinical results from our HCV immunotherapy, INO-8000, which were published in Molecular Therapy. This multi-antigen DNA immunotherapy covers hepatitis C virus genotypes 1a and 1b and targets the antigens NS3/4A, which includes HCV nonstructural proteins 3 (NS3) and 4A (NS4A), as well as NS4B and NS5A proteins. Following immunization, rhesus macaques mounted strong HCV-specific T cell immune responses strikingly similar to those reported in patients who have cleared the virus on their own. The responses included strong NS3-specific interferon-gamma (IFN-g) induction, robust CD4 and CD8 T cell proliferation, and induction of polyfunctional T cells. Importantly, we also observed functional T cells in the liver.
In October 2013, our partner GeneOne (formerly VGX International Inc.) launched a phase I study of this HCV immunotherapy. Under a 2011 development agreement, GeneOne is fully funding IND-enabling, phase I, and phase II studies for this immunotherapy. They are currently testing VGX-6150 (INO-8000 with DNA-based IL-28 cytokine) in phase I testing in Korea. We intend to report interim data from this phase I study in 2015.
We are also planning to evaluate INO-8000 at additional clinical study sites in the U.S.
HIV Preventive and Therapeutic Immune Therapies
Since its discovery in 1981, HIV, the virus which causes AIDS, has killed more than 36 million people. In 2011, there were roughly 2.5 million new cases of HIV diagnosed. In 2012, approximately 35 million people were living with HIV worldwide. Each year in the United States, about 50,000 people become newly infected with HIV. At the end of 2010, 1.1 million people in the US were living with HIV.
Effective vaccines have been actively pursued for over 20 years, without success. HIV represents one of the most confounding targets in medicine. The virus' high mutagenicity (ability to mutate) has made effective vaccine development very challenging. Its outer envelope, swathed in sugar molecules, is difficult to attack, and HIV strikes the very cells that the immune system launches to thwart such an infection. Although several drugs (anti-retrovirals) are available to treat the patients once they are infected, vaccines and immunotherapies are necessary to stop the spread of disease and perhaps reduce the need for anti-retroviral treatment.
Noting that many long-term survivors have high counts of killer CD8 T cells, the HIV vaccine and immunotherapy field has turned to stimulating the immune system to generate those cells. Recent HIV vaccine candidates adopted the use of an adenovirus or a common human cold virus that had been genetically modified to contain code for HIV antigens to prevent viral replication. These vaccines have proven to not be effective. More recently the RV-144 trial, which employed an ALVAC™ (canary pox) vaccine prime followed by a protein vaccine boost, demonstrated 30% efficacy in preventing acquisition of infection amongst the vaccinated population compared to the control group. Although the efficacy was relatively modest, the finding has for the first time showed that an immunotherapy may be able to combat spread of HIV and has spurred the development of newer immunotherapy candidates. We believe, however, that a different approach is needed to develop an effective vaccine or immunotherapy for HIV.
In October 2009, along with the HIV Vaccines Trial Network (“HVTN”), we initiated a phase I study (HVTN-080) of PENNVAX®-B (with and without a DNA cytokine, DNA IL-12) delivered with electroporation using the CELLECTRA® delivery device in healthy, uninfected individuals. The vaccine consists of SynCon® immunogens targeting HIV gag, pol, and env proteins from HIV subtype, or clade, B. This randomized, double-blind, multi-center study was sponsored by the NIAID, an agency of the National Institutes of Health (the “NIH”), and conducted by the NIAID-funded HVTN, and vaccinated 48 healthy, HIV-negative volunteers at several clinical sites to assess safety and levels of immune responses.
Of the 48 total volunteers, eight subjects received a placebo, 10 subjects received a 1 mg dose of PENNVAX®-B immunotherapy, and 30 subjects received a 1 mg dose of PENNVAX®-B along with IL-12 DNA. All volunteers received vaccine or placebo administered with electroporation at months 0, 1, and 3. T-cell immune responses were detected using a validated flow cytometry-based intracellular cytokine staining (ICS) assay at the HVTN core immunology laboratory at the Fred Hutchinson Cancer Research Center in Seattle, WA.
We reported final data from this study in September 2011. These data indicate that antigen-specific T-cell responses were generated by the immunotherapy in a majority of subjects. Overall, either CD4 or CD8 or both T-cell responses were observed against at least one of the immunotherapy antigens in 83.3% (30 of 36) of evaluated subjects after three immunizations using electroporation. The response rate increased to 88.9% (24 of 27) of evaluated subjects after three immunizations with electroporation plus the IL-12 cytokine gene adjuvant. The investigators in this study concluded that PENNVAX®-B + IL-12 plasmid delivered via electroporation led to frequencies and magnitudes of cellular immune responses equal to or greater than those reported from current vector-based HIV vaccines such as adenovirus or traditional DNA vaccination without electroporation. These results represent best-in-class immune responses that have not been observed with other platforms.
Other specific results included:

•	Antigen-specific CD4 T cell responses were generated by the immunotherapy in 80.8% of evaluated immunotherapy recipients (21 of 26).

•	Significantly strong antigen-specific CD8 T cell responses were also generated by the immunotherapy in 51.9% of evaluated immunotherapy recipients (14 of 27).

•
In an assessment of immune response durability out to six months post dose 3, 53.6% (15 of 28) of the subjects maintained positive CD4 T cell responses and 42.9% (12 of 28) of the subjects maintained positive CD8 T cell responses out to six months.

•
Compared to the previously conducted HVTN 070 phase I study, which assessed PENNVAX®-B with cytokine adjuvant IL-12 at double the dose, with four immunizations, but without electroporation delivery, response rates in HVTN 080 with electroporation were significantly higher for both CD4 responses (40.7%) and CD8 T cell responses (3.6%). Samples from eight placebo recipients and pre-vaccine samples from vaccine recipients were also tested and were negative for both CD4 T cell responses and CD8 T cell responses.

•
PENNVAX®-B delivered using the CELLECTRA® intramuscular electroporation delivery device with or without IL-12 was safe and generally well tolerated. There were no immunotherapy-related serious adverse events. Reported adverse events and injection site reactions were mild to moderate and required no treatment.

This data was published in July 2013 in the peer-reviewed Journal of Infectious Diseases in the article, “Safety and comparative immunogenicity of an HIV-1 DNA vaccine in combination with plasmid IL-12 and impact of intramuscular electroporation for delivery.”
A second clinical study testing PENNVAX®-B in a therapeutic setting was conducted in collaboration with the University of Pennsylvania. The HIV-001 open label, phase I study enrolled 12 adult HIV-positive volunteers to assess safety and levels of immune responses generated by Inovio's PENNVAX®-B immunotherapy delivered with our CELLECTRA® electroporation device. Study volunteers were required to be on a highly active antiretroviral therapy (HAART) regimen, have undetectable plasma viral load (<75 copies/mL), and have CD4 T lymphocyte counts above 400 cells/µL with nadirs over 200 cell/µL. Twelve (12) eligible subjects were administered a four dose series (day 0, weeks 4, 8 and 16) of PENNVAX®-B containing 3 mg of DNA/dose via intramuscular electroporation.
T cell responses were measured using a validated ELISpot assay at the University of Pennsylvania Immunology Core Facility. Overall, significant immunotherapy-specific T cell responses were observed in 75% (9 out of 12) of subjects against at least one of the three immunotherapy antigens (gag. pol, or env) following immunization. Fifty percent of the subjects (6 out of 12) had strong immunotherapy induced antigen-specific responses above the pre-immunization levels to at least two of the antigens. Importantly, the responses induced by immunization were predominantly antigen-specific (i.e. gag, pol and env) CD8 T-cells, which are considered to be paramount in clearing chronic viral infections and an important measurement of the performance of an immunotherapeutic. These results are in stark contrast to previously reported studies with other DNA immunotherapies delivered without electroporation that yielded poor overall T cell immune responses.
Subsequent to year end, the results from this clinical study appeared in the peer-reviewed journal Molecular Therapy, in the article, "Synthetic consensus HIV-1 DNA induces potent cellular immune responses and synthesis of granzyme B, perforin in HIV infected individuals," authored by Inovio researchers and collaborators.
Our HIV immunotherapy was found to have significantly increased antigen-specific CD8+ T-cell responses in all 12 patients. We observed that these activated CD8+ killer T cells produced the cell-killing substances granzyme B and perforin (both necessary to kill targeted cells and viruses) in quantities and characteristics similar to those of long-term non-progressors. (HIV-infected individuals who, without treatment, do not progress to further stages of the disease). It is believed that in these extremely rare individuals who self-regulate their HIV infection, part of their ability to control the infection may lie in their unique immune responses.
Another striking result of this HIV study was that PENNVAX®-B increased the number of HIV-specific CD8+ killer T cells displaying the receptor integrin, which is associated with the ability to carry T cells to the gastrointestinal tract (GIT), the most important target organ for HIV.
We believe these positive results demonstrate the potency of our immunotherapy technology platform and raise the potential for the development of immunotherapies against HIV.
The valuable proof of concept data achieved with the PENNVAX®-B (targeting clade B envelope viruses) clinical studies provided a strong and positive basis with which to advance our HIV immunotherapy development program via an HIV Vaccine Design and Development Teams (HVDDT) contract for PENNVAX®-GP (discussed below).

In September 2010, the United States Military HIV Research Program (MHRP) initiated a phase I trial (RV262) using one of our prophylactic HIV immunotherapies in a unique prime-boost strategy. This program was developed to protect against diverse subtypes of HIV-1 prevalent in North America, Europe, Africa, and South America. The study is being conducted by the United States MHRP through its clinical research network in the US and East Africa. The prime is a plasmid immunotherapy, Inovio's PENNVAX®-G, and the boost is a virus vector vaccine, Modified Vaccinia Ankara-Chiang Mai Double Recombinant (MVA-CMDR). Together, the vaccines are designed to deliver a diverse mixture of antigens for HIV-1 subtypes A, B, C, D and E. The study will test PENNVAX®-G delivered with electroporation in conjunction with the MVA-CMDR boost. The NIAID is sponsoring the study, which is intended to enroll 92 total participants and assess safety and immune responses. The study is being conducted in two parts. Part A enrolled 12 subjects in the US (open label study) and is complete. This study confirmed the safety profile of the vaccine and opened the door to initiate the larger placebo controlled international study. Part B has completed the targeted enrollment and dosing of 80 subjects in three African countries (Kenya, Tanzania and Uganda). Immune analyses are being performed by the MHRP and are ongoing. Interim data presented at the HIV R4P meeting in Capetown in October 2014 showed that the vaccine administration was generally safe and well tolerated. Antigen specific T cell responses were detected by interferon gamma ELISpot assay in 12/27 subjects and antibody responses were noted by ELISA in 10/11 subjects whose samples had been analyzed at that time.
Based on the proof-of-concept established with PENNVAX®-B, we were awarded a contract under the NIAID's HIV Vaccine Design and Development Teams program to advance a more optimized preventive HIV DNA vaccine, PENNVAX®-GP, delivered using intradermal electroporation delivery. The contract provides up to $25.3 million of funding over seven years, including a five-year base period and follow-on option years. The funding and development program covers pre-clinical optimization, immunogenicity and challenge studies in animal models, IND-enabling toxicology studies, cGMP (current good manufacturing practices) manufacturing of all components of the immunotherapy and intradermal CELLECTRA® electroporation device, and the conduct of a phase I human clinical trial. cGMP manufacture of the PENNVAX®-GP constructs to support clinical trials is being conducted at the manufacturing facility of our affiliate, GeneOne/VGXI.
We expect that the HVTN will launch a phase I clinical study of PENNVAX®-GP in a preventive setting in the first half of 2015. A phase I clinical study of PENNVAX®-GP as an immunotherapy is planned for the second half of 2015.
HIV remains a challenging and tremendously important area of medical research, and we value the NIH's support to further evaluate the immunogenicity and efficacy of our electroporation delivery system and novel preventive HIV immunotherapy candidate.
Avian Influenza Immunotherapies
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
Our VGX-3400X candidate targets H5N1. The immunotherapy consists of three distinct DNA plasmids coded for a consensus hemagglutinin (HA) antigen derived from different H5N1 virus strains; a consensus neuraminidase (NA) antigen derived from different N1 sequences; and a consensus nucleoprotein (NP) fused to a small portion of the m2 protein (m2E) based on a broader cross-section of influenza viruses in addition to H5N1 and H1N1.
In our first proof of principle study of our universal flu immunotherapy program, VGX-3400X was delivered with intramuscular electroporation using our CELLECTRA® electroporation device. The primary objectives of this clinical trial were to assess safety and tolerability. The secondary objective was the measurement of antigen-specific T cell and antibody responses, including binding and hemagglutination inhibition (HAI) responses, i.e. a measure of protection, against multiple strains of H5N1 influenza.

The study assessed a total of 60 healthy volunteers, 30 in the US and 30 in Korea (in a separate, parallel clinical trial sponsored by Inovio affiliate GeneOne. Three dose cohorts of 10 subjects were each given two injections of 0.2 mg, 0.67 mg, or 2.0 mg of each plasmid at months 0 and 1.
In a report in July, 2011 of interim data, VGX-3400X was found to be generally safe and well tolerated at all dose levels. There were no vaccine-related serious adverse events. Reported adverse events and injection site reactions were mild to moderate and required no treatment.
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
Significantly, antigen-specific cytotoxic T-lymphocyte (CTL) responses were also observed against all three antigens (HA, NA and NP). After two vaccinations, 13 of 18 vaccinated subjects (72%) from the first two cohorts developed strong CTL responses to at least one of the immunotherapy components. After cohort 3 samples were analyzed, 20 of 29 immunized subjects (69%) in all 3 cohorts developed strong CTL responses to at least one of the immunotherapy components. These positive T cell responses were measured up to seven months after the first immunization. Generation of influenza antigen-specific T cell responses is believed to be important for generating universal, long-lasting immunity against influenza as well as to generate a stronger immune response against flu in elderly people.
In another component of the study, participants received a booster vaccination using just the H5 HA immunotherapy component of VGX-3400X delivered using intradermal (rather than intramuscular) electroporation. The intradermal (ID) part of the study was the first flu study using ID electroporation delivery in humans. ID electroporation delivers our SynCon® immunotherapies into skin, which contains large amounts of immune cells such as dendritic cells and macrophages considered most important for generating protective antibodies. Our new ID electroporation device uses a patented miniaturized needle array which creates electroporation conditions uniquely optimized for skin delivery. The goal of this booster vaccination was to determine if ID delivery of the H5 HA construct can increase HAI titers beyond those achieved by the initial intramuscular immunizations. Twenty-two participants received the ID booster immunization.
Immune response data measured one month after this boost were reported in November 2011. Ten of 20 subjects (50%) exhibited a four-fold or greater rise in geometric mean titers (GMT) in the HAI assay (ranging from 1:20 to 1:80 HAI titers) against the Clade 1 A/Vietnam/1203/04 strain. Significantly, a four-fold or greater rise in GMT titers against five other Clade 2 (Clade 2.1, 2.2; 2.3.2; 2.3.4) and Clade 0 H5N1 viruses was also noted in 10-25% of the vaccinated subjects, further demonstrating cross-reactive immune responses in these volunteers. One subject displayed greater than 1:40 HAI titers against all six different H5N1 viruses tested. ID immunization was found to be generally safe and well tolerated.
HAI measurements from the blood of an immunized subject are used to assess the generation of protective antibody responses. A four-fold rise in HAI titers (compared to pre-vaccination) is considered to be an important indicator of immune activation. Generating an HAI titer of 1:20 is generally regarded as a positive vaccine response, with a titer of 1:40 or higher in the blood of immunized subjects generally associated with protection against influenza in humans.
Seventeen subjects boosted with the minimally invasive ID vaccination were subsequently given a second ID booster vaccination. In May 2012 we reported that 100% and 89% of immunized subjects demonstrated high-titer binding antibody responses against the more common Clade 1 A/Vietnam/1203/04 and Clade 2 A/Indo/5/05 strains, respectively, demonstrating vaccine-specific immune activation. We also tested the immunotherapy's ability to generate protective HAI responses against six distinct H5N1 virus strains (Clades 0, 1, 2.1, 2.2, 2.3.2 and 2.3.4), representing all major genetic branches of the H5N1 genetic tree. Of the 17 subjects who completed the full immunization regimen:

•	Eight of 17 (47%) immunized subjects had an HAI titer of 1:40 or higher against at least one of the tested H5N1 viruses.

•	Twelve of 17 (71%) vaccinated subjects had an HAI titer of 1:20 or higher against at least one H5N1 strain.

•	Seven of 17 (41%) had an HAI titer of 1:40 or higher against the Clade 2.2 A/Turkey/1/05 strain.

•	Five of 17 immunized subjects (29%) displayed an HAI titer of 1:20 or higher against at least three different H5N1 viruses tested.

•	In an unprecedented result, two immunized subjects demonstrated an HAI titer of 1:20 or higher against all six strains tested.
Hemagglutination inhibition (HAI) measurements from the blood of an immunized subject are used to assess the generation of protective HA antibody responses generated by a vaccine. All HAI titer data are presented in geometric mean titers (GMT). Generating an HAI titer of 1:20 is generally regarded as a positive response to the vaccine; a titer of 1:40 or higher in the blood of immunized subjects is generally associated with protection against seasonal influenza viruses and has been observed in multiple subtypes.
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
Responding to the 2013 H7N9 influenza outbreak, we completed the design, optimization, and manufacturing of an H7N9 DNA immunotherapy within two weeks. A pre-clinical study of this DNA therapy showed that 100% of vaccinated mice were protected against sickness and death when they were challenged with a lethal dose of H7N9 virus. This study further highlights the ability of Inovio's SynCon® immunotherapies to create cellular immune responses that could reduce the severity of H7N9 infection in a person that acquires the virus and limit the spread of the virus in a pandemic setting. Data from this study was published in Vaccine in a paper titled “Protective immunity to H7N9 influenza viruses elicited by DNA vaccine.”
We are seeking additional grant funding to advance this program further.

Universal Influenza Immunotherapy
Conventional vaccines are strain-specific and have limited ability to protect against genetic shifts in the influenza strains they target. They are therefore modified annually in anticipation of the next flu season’s new strain(s). If a significantly different, unanticipated new strain emerges, such as the 2009 swine-origin pandemic strain, then the current vaccines provide little or no protective capability. In contrast, we believe that our design approach to characterize a broad consensus of antigens across variant strains of each influenza sub-type creates the ability to protect against new strains that have common genetic roots, even though they are not perfectly matched. By formulating a single immunotherapy with some or all of the key sub-types, protection may be achieved against seasonal as well as pandemic strains such as swine flu or pandemic-potential strains such as avian influenza noted above. We are focused on developing DNA-based influenza immunotherapies able to provide broad protection against known as well as newly emerging, unknown seasonal and pandemic influenza strains.
Instead of targeting a specific strain or strains, we have developed a universal vaccine strategy to deal with the ever-changing flu threats. Using our SynCon® process, our scientists designed immunotherapies targeting an optimal consensus of HA, NA, and NP proteins derived from multiple strains of each of the Type A sub-types H1N1, H2N2, H3N2 (these three influenza sub-types having been responsible for the majority of seasonal and pandemic influenza outbreaks in humans during the last century), as well as H5N1. In theory, consensus HA vaccine constructs from each sub-type, delivered using our electroporation device, could potentially protect immunized subjects from 90-95% of all human seasonal and pandemic influenza concerns. Additionally, we have also developed an optimal consensus of HA sequences derived from influenza Type B strains. Type B is one of three components of current seasonal influenza vaccinations. Thus, using our SynCon® constructs, we have now developed immunotherapy elements that can target both pandemic-risk (H5N1, H7N9, H1N1) as well as seasonal influenza strains (H3N2, H1N1, influenza B).
 Moreover, using our approach the immunotherapies might not have to be administered annually after the first few priming sessions. Rather, the same combination could be used to boost the immune system every few years.
In September 2012, we announced that an interim analysis of a SynCon® universal H1N1 influenza vaccine showed that it generated protective HAI titers against some of the most prevalent strains of H1N1 influenza from the past 100 years in a phase I clinical trial. The open label phase I study evaluated two H1N1 hemagglutinin (HA) plasmids designed to broadly protect against unmatched influenza strains within different branches of the H1N1 subtype. These plasmids were delivered in healthy adults with Inovio's CELLECTRA® intradermal electroporation device up to three times. The delivered immunotherapy was well tolerated; reported adverse events and injection site reactions were mild to moderate and required no treatment.
Researchers exposed blood samples from the vaccinated subjects to each of the nine key H1N1 viruses in circulation over the last 100 years: eight were H1N1 strains used to formulate the seasonal vaccines of the last 25 years; one was the H1N1 strain that caused the 1918 Spanish flu. These unmatched influenza strains were used to assess the generation of hemagglutination inhibition (HAI) titers meeting or exceeding 1:40. Demonstrating Inovio's vaccine's broad cross-reactive coverage, a significant percentage of subjects immunized with Inovio's SynCon® immunotherapy had an HAI titer of 1:40 or higher against each of the nine H1N1 strains tested, ranging from a 30% response rate to the A/Brisbane/59/07 strain to a 100% response rate to the A/Beijing/262/95 strain. The benchmark for the current licensed seasonal flu vaccines, which are based on matching the vaccine HA sequence to that of the circulating strain, is to have greater than 65% of vaccinees generate an HAI titer of 1:40 or higher against the matched vaccine strain.

By design, our SynCon® universal flu immunotherapy is not matched to any single virus and was not matched to any of the strains tested in this study. The immunotherapy recipients generated protective HAI responses against the H1N1 A/South Carolina/1/18 strain from the 1918 Spanish flu as well as all the H1N1 strains which were part of the annual seasonal trivalent inactivated flu vaccines (TIV) since 1986, including: A/Taiwan/1/86, A/Texas/36/91, A/Bayern/07/95, A/Beijing/262/95, A/New Caledonia/20/99, A/Solomon Islands/03/06, A/Brisbane/59/07, A/California/07/09. The HAI titers in the positive responders ranged from 1:40 to greater than 1:1280.
Compared to the seasonal TIV (trivalent influenza vaccine)-immunized control group, which was matched to the current H1N1 seasonal flu strain (A/California/07/09), those immunized with our immunotherapy generated a higher or similar percentage of positive HAI titer responders against all of the strains except for A/California/07/09. As anticipated, the TIV recipients generated the best HAI titers against the matched strain, but did not generate vaccine-induced response rates against the unmatched strains.
We are conducting optimization studies in animal models to further strengthen our H1N1 immunotherapy's potency against all strains, especially the current circulating strain, A/California/07/09, as well as to reduce the number of injections needed to generate protective responses against multiple strains.
In December 2012 we reported interim results of a phase I trial that showed that a single dose of our H1N1 universal SynCon® flu immunotherapy followed with a dose of a seasonal flu vaccine generated protective immune responses in 40% of trial subjects compared with a 20% response rate in elderly patients who received the seasonal flu vaccine alone.
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
With the vulnerability of the elderly in mind, this phase I study evaluated the ability of Inovio's SynCon® immunotherapy alone, as well as in combination with the 2012 seasonal influenza vaccine, to generate protective levels of antigen-specific antibody immune responses in a greater proportion of the elderly population as well as to assess the potential for more universal protection against both matched and unmatched seasonal influenza strains.
In the trial, conducted at the University of Manitoba in Winnipeg, Canada, 50 healthy elderly patients were divided into three groups: one group of 20 subjects received a two-dose regimen of Inovio's H1N1 universal SynCon® flu immunotherapy delivered using Inovio's proprietary CELLECTRA® intradermal electroporation device 16 weeks apart; a second group of 20 subjects received one dose of Inovio's SynCon® immunotherapy delivered using electroporation followed by a dose of seasonal flu vaccine 16 weeks later; a third group of 10 subjects received placebo delivered by electroporation followed by a dose of the seasonal flu vaccine 16 weeks later. The study's objectives were to assess the tolerability, safety, and immune responses of these different immunization regimens.
Serum samples from the immunized subjects were used to assess the generation of hemagglutination inhibition (HAI) titers meeting or exceeding a dilution of 1:40 to the current H1N1 seasonal flu strain (A/California/07/09). An HAI titer of 1:40 is the level recognized as a protective immune response against influenza in humans. Because of generally high HAI titer background rates to the A/California/07/09 strain, immunotherapy-specific, protective response rates were determined by assessing the number of patients in each group who had HAI titers greater than 1:40 and HAI titers at least 4-fold higher than the background value at the start of the trial. In reported interim data, immunization with the H1N1 universal SynCon® flu immunotherapy followed with a dose of a seasonal flu vaccine generated protective immune responses in 40% (8 of 20) of trial subjects compared with a 20% (2 of 10) response rate in elderly patients who received the seasonal flu vaccine alone. We are analyzing the final data with the intent to prepare a paper for submission to a peer-reviewed scientific publication.
Finally, on our path to develop a universal seasonal flu immunotherapy we are completing tests in animal models of our immunotherapy constructs for A/H3N2 and Type B influenza. Our goal is to develop immunotherapies that can also generate HAI titers exceeding 1:40 against unmatched strains within the H3N2 and Type B subtypes. In January 2012, we reported that our immunotherapies for influenza Type A H3N2 and Type B achieved protective antibody responses in immunized animals against multiple unmatched strains.
In the study of our SynCon® H3N2 immunotherapy, investigators immunized small animals (mice and guinea pigs) with a vaccine designed to produce the influenza hemagglutinin (HA) antigen in the animals. Inovio investigators have to date tested blood samples from the animals for immune responses against unmatched strains from several clades of H3N2. (Like the branches of a tree, there are dozens of distinct strains within each of these clades). The animals immunized with the SynCon® H3N2 immunotherapy developed HI titers exceeding the 1:40 level commonly associated with protective immunity against several clades of H3N2 tested. These included strains circulating in the 2000-01, 2006-07, and 2008-09 influenza seasons, which had necessitated a change in the composition of the seasonal flu vaccine for those years. Additional animal testing of the remaining few H3N2 clades continued through 2012 and was to include a new strain, H3N2v (A/Indiana/10/2011 X203), which was selected in January 2012 by the CDC as a pandemic vaccine target.
Similarly, in the study of our SynCon® Type B immunotherapy, investigators tested blood samples from immunized mice for immune responses against multiple, unmatched strains of Type B influenza. All the animals immunized with the SynCon® Type B immunotherapy developed HI titers exceeding the 1:40 level against all of the strains of Type B tested, including those circulating and consequently a part of the vaccine formulation in 2001-02, 2008-09, and 2011-12. Type B influenza mutates more slowly than Type A, but enough to preclude lasting immunity. Type B influenza can lead to life-threatening complications, including pneumonia, in young children, persons over 50, those with chronic diseases (e.g. diabetes) or suppressed immune systems, and others at risk for complications.
We are seeking additional grant and/or partner funding to advance this program further.
Ebola
The Ebola virus has been described as one of the most virulent viral diseases known to man with lethality rates approaching 90%. Ebola can spread through human-to-human transmission by direct contact with the blood, secretions, organs or bodily fluids of an infected individual and with surfaces or materials that contain the contaminated fluids of an infected person, such as bedding and clothing. It is capable of causing death within two to twenty-one days of exposure.
According to the CDC, the 2014 Ebola epidemic is the largest in history, resulting in 20,747 laboratory confirmed cases and 8,235 deaths. This virus is also mutating into diverse strains. There are no preventive vaccines or effective therapeutic treatments for Ebola and the ease with which Ebola is generating genetic variations will complicate the process of creating such solutions. In addition, various experimental approaches have already been associated with undesirable side effects and limited ability to scale manufacturing.
In 2014, we announced our intent to advance our DNA immunotherapy for Ebola into a phase I clinical trial in collaboration with GeneOne Life Science Inc. In the collaboration, Inovio and GeneOne will co-develop Inovio's DNA-based Ebola immunotherapy through a phase I clinical trial. We plan to initiate the clinical study in the first half of 2015. In parallel with this effort, we are seeking additional third party support and resources to further develop and commercialize this product.
The decision to advance our Ebola immunotherapy is based on positive results achieved in preclinical studies. We observed that 100% of immunized guinea pigs and mice were protected from death after being exposed to the Ebola virus. Unlike the non-immunized animals, immunized animals were also protected from weight loss, a measure of morbidity. Researchers found significant increases in neutralizing antibody titers and strong and broad levels of immunotherapy-induced T-cells, including "killer" T-cells, suggesting that this product could provide both preventive and treatment benefits. This data was published in 2013 in the peer-reviewed journal Molecular Therapy in a paper, "Induction of Broad Cytotoxic T Cells by Protective DNA Vaccination Against Marburg and Ebola."
Immunotherapies for Biodefense and Biosecurity
A number of infectious agents that are relatively rare today are poised for an upsurge in incidence by either “natural” or terrorism-related means. For example, natural threats are posed by the influenza strains H5N1 and H7N9. At the same time, an engineered influenza virus for intentional release would pose a significant human threat.
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
There are opportunities to secure development funding and for proof-of principle immunotherapy studies for biowarfare pathogens. Over the past five years, we have been successful at securing funding from the US government for such projects.
The company continues to actively pursue grant and contract funding from the NIH, Department of Defense and other government funding agencies as an important source of non-dilutive funding to support development of specific technologies that are broadly applicable across multiple product development programs in the areas of cancer, infectious diseases and biodefense. Based on various initiatives and with the support of NIH funding we are an active collaborator with the Department of Defense (U.S. Army) and continue research and development of DNA-based immunotherapies delivered via our proprietary electroporation system. Specifically, our projects are focused on identifying immunotherapy candidates with the potential to provide rapid, robust immunity to protect against bio-warfare and bioterror attacks as well as development of our electroporation devices.
In April 2012, we received a U.S. Department of Defense Small Business Innovation Research Grant to advance the development of a low-cost, non-invasive surface electroporation (EP) delivery device and test its utility in combination with our novel DNA immunotherapies against viruses with bioterrorism potential, including hanta, puumala, arenavirus and pandemic influenza. This project is a continuation of a first-stage DOD grant in 2011 that initiated Inovio's development of this skin delivery system.
In the first phase of this project, Inovio focused on optimizing the device design of our current minimally invasive surface EP device. In this second phase, the objective is to further advance and validate this device and the resulting immune responses in appropriate animal models. We will also investigate the development and manufacture of low-cost sterile disposables for the device and the possibility of integrating dermal injection capabilities into a combined inject/EP device platform.
DNA Based Monoclonal Antibodies (dMAbTM)
Monoclonal antibodies (mAb) have become one of the most valuable therapeutic technologies of recent years. In 2012, global sales of monoclonal antibodies exceeded $50 billion. Among the top 10 best-selling drugs in 2012, six of them were monoclonal antibodies, each with annual sales exceeding $5 billion.
Monoclonal antibodies (mAbs) are designed to enhance the immune system's ability to regulate cell functions. They are designed to bind to a very specific epitope (area) of an antigen or cell surface target and can bind to almost any selected target. They have the unique ability to alert the immune system to attack and kill specific cancer cells (as in the case of Yervoy®) or block certain biochemical pathways (such as those leading to rheumatoid arthritis, as in the case of Remicade®). The global market for therapeutic mAb products was estimated at $44.6 billion in 2011. However, mAb technology has limitations. As a passive immunotherapy, meaning they are manufactured outside the body, mAbs require costly large-scale laboratory development and production. Additional limitations include high cost to develop and manufacture and their limited duration of in vivo potency. We have created DNA based monoclonal antibodies that overcome many of the limitations associated with conventional mAb technology.
With our core platform technology, the DNA sequence for a specific monoclonal antibody is encoded in a DNA plasmid and delivered directly into cells of the body using electroporation, causing the mAbs to be "manufactured" in the body by these cells - not outside of the body like conventional mAb technology. We believe we can create dMAbsfor many diseases that are not currently addressable with conventional mAbs. This is a new application of our core technology platform consisting of encoded DNA plasmids delivered using electroporation and represents another potentially paradigm-shifting transformation in the immunotherapy field with very significant business potential. This capability we can potential make make dMAbs not only for new disease targets; we can also target existing, commercially successful mAbs and produce a competitive DmAb with a more attractive dosing regimen and cost structure.
Chikungunya Virus
Chikungunya virus (CHIKV) is a serious mosquito-borne alpha-virus responsible for several recent epidemics in tropical Africa and Asia. Recent evidence in the Caribbean suggests that CHIKV, which is primarily transmitted to humans from mosquitoes, is spreading to other parts of the world. There is currently no vaccine or therapeutic against this virus. We have developed a novel DNA plasmid encoding a highly engineered immunoglobulin encoding a CHIKV monoclonal antibody (mAb) to directly generate in vivo production of an anti-CHIKV mAb.
In a preclinical study, we demonstrated that our DNA-based mAb targeting CHIKV completely protected mice from a lethal CHIKV challenge. We demonstrated that the serum of transfected animals exhibited the specific ability to bind to the CHIKV envelope antigen and this serum possessed CHIKV-neutralizing activity. Importantly, the treatment of the animals with anti-CHIKV mAb plasmids protected 100% of the treated animals from a lethal injection of CHIKV virus while 100% of the control animals died. The treated animals were also spared of virus-related morbidity, as measured by dramatic weight loss and lethargy. Results from this study were presented as a poster at the 17th Annual Meeting of the American Society of Gene & Cell Therapy in Washington, DC.
Other Disease Indications
In 2014, we announced that the Defense Advanced Research Projects Agency (DARPA) awarded $12.2 million to scientists from the Perelman School of Medicine at the University of Pennsylvania, Inovio Pharmaceuticals, and MedImmune to develop and assess dMAbs in preclinical studies.
This collaboration aims to demonstrate that the DNA plasmids containing optimized DNA sequences encoded to generate disease-specific dMAbs can activate sufficient quantities of specific monoclonal antibodies in the body to be protective against a pathogen challenge. Using the capabilities and advantages of DNA plasmids delivered using electroporation, the team will construct and evaluate multiple dMAbsfocused on influenza virus and antibiotic resistant bacteria (Pseudomonas aeruginosa and Staphylococcus aureus). Successful completion of the initial preclinical activities under the DARPA grant would aim to lead to clinical studies on selected product candidates to be funded under a future increment to the award. Perhaps more significant to Inovio, this and other external funding will be utilized to build out other dMAb product candidates with significant market potential against multiple types of infection as well as cancer.
Our Electroporation Delivery Technology
Choice of Tissue for DNA Delivery
Skeletal muscle has been a core focus for delivery of DNA-based immunotherapies via electroporation because it is mainly composed of large elongated cells with multiple nuclei. Muscle cells are non-dividing, hence long-term expression can be obtained without integration of the gene of interest into the genome. Muscle cells have been shown to have a capacity for secretion of proteins into the blood stream. Secreted therapeutic proteins may therefore act systemically and produce therapeutic effects in distant tissues of the body. In this respect, the muscle functions as a factory for the production of the biopharmaceutical needed by the body. We envision that delivery of DNA by electroporation to muscle cells will circumvent the costly and complicated production procedures of viral gene delivery vectors, protein-based drugs, conventional vaccines and monoclonal antibodies. This approach may provide long-term stable expression of a therapeutic protein or monoclonal antibody at a sustained level.
For immunization, the DNA causes muscle cells to produce antigenic proteins that the immune system will identify as foreign and against which it will mount an immune response. As with conventional vaccines, the immune system will then develop memory of this antigen (and related disease) for future reference. Intramuscular delivery by electroporation of DNA encoded antigens has been shown to induce both humoral (antibody) and cellular (T cell) immune responses.
While we have generated pre-clinical and preliminary clinical evidence that intramuscular electroporation-based DNA delivery will be effective for a number of immunotherapies, electroporation of the skin may also be a relevant route of administration. Skin or intradermal administration is important and is becoming an attractive site for immunization given its high density of antigen presenting cells (APCs). Unlike muscle, skin is the first line of defense against most pathogens and is therefore very rich in immune cells and molecules. Skin specifically contains certain cells that are known to help in generating a robust immune response. With intradermal administration of electroporation, we may be able to demonstrate a comparable immune response to muscle delivery. Drug delivery into skin, or dermal tissue, is the most attractive method given that the skin is the largest, most accessible, and most easily monitored organ of the human body, and it is highly immuno-competent (able to recognize antigens and mount an immune response to them).
Our Electroporation Systems
Our current electroporation systems consist of an electrical pulse generator box the size of a large laptop attached by a cord to a separate needle-electrode applicator. We have also developed a series of hand-held, cordless electroporation devices which bring together groundbreaking design and engineering advancements to combine all components into a self-contained, easy-to-use portable device the size of a cordless hand tool.
CELLECTRA® System
There are several configurations in the CELLECTRA® device family. The first covers intramuscular (IM) delivery of DNA; the second covers the intradermal/subcutaneous delivery (ID) of DNA. Both devices have been validated, manufactured under Current Good Manufacturing Practices (cGMP) and are being used in human clinical trials. We have filed a device master file (MAF) with the FDA covering the use of the CELLECTRA®-IM EP device in human clinical trials. These devices are intended to be used in combination with a DNA plasmid-based immunotherapy.
The new CELLECTRA®-SP products combine the functionality of our current generation of skin and intramuscular electroporation devices in clinical testing with enhanced form, design, and portability. All components from the pulse generator and applicator are integrated into a cordless, rechargeable device. The rechargeable battery can enable immunization of several hundred subjects, making the device highly amenable to mass vaccination. The devices are designed to accommodate different electrode arrays to meet the requirements of the particular immunotherapy and tissue for delivery (skin or muscle).
Next Generation Devices
All of our electroporation delivery systems noted above can increase levels of gene expression (i.e. production of the immune-stimulating protein the immunotherapy was coded to produce) of DNA immunotherapies by 1000-fold or more compared to delivery of DNA immunotherapies via conventional injection alone. Delivery of our SynCon® immunotherapies into muscle or skin tissue with our electroporation systems have generated robust immune responses in humans against cervical dysplasia, influenza (H5N1 and H1N1), and HIV, as well as against other diseases in animal models.
While our current intramuscular (IM) delivery technologies are well tolerated, we are also advancing next generation, minimally invasive intradermal electroporation delivery devices. One ID device penetrates to no more than 3 mm, compared to intramuscular devices that go deeper. Furthermore, a second ID device is a surface electroporation (SEP) device that sits on the surface of the skin and uses a virtually undetectable scratch to facilitate delivery of the immunotherapy. With the advancement of these devices, our aim is to make electroporation delivery amenable to mass prophylactic vaccination by decreasing dose levels, increasing tolerability of the vaccination, and increasing the breadth of viable immunotherapy targets. Our data related to influenza, HIV, malaria, and smallpox antigens demonstrate that DNA delivery with this newer generation of ID delivery including SEP devices yields levels of immunogenicity in terms of both antibody and T cell responses and/or efficacy against a virus challenge that is comparable to intramuscular electroporation devices currently in the clinic.
These results were highlighted in September 2012, in the peer-reviewed journal, Human Gene Therapy, in a paper (“Intradermal DNA vaccination enhanced by low-current electroporation improves antigen expression and induces robust cellular and humoral immune responses”) which described the positive immunological effects of the optimized electroporation parameters for its minimally invasive skin (intradermal) EP delivery devices.
We also previously announced (February 2011) a new needle-free, contactless electroporation technology for immunotherapy delivery, which provides the powerful enabling capabilities of electroporation without contacting the skin. Our pre-clinical research was highlighted in a paper published in the scientific journal Human Vaccines. The paper appearing in Human Vaccines, “Piezoelectric permeabilization of mammalian dermal tissue for in vivo DNA delivery leads to enhanced protein expression and increased immunogenicity,” described an innovative electroporation method optimized for delivery into skin. This new method is based on piezoelectricity, which is the generation of an electric field or electric potential by certain materials in response to applied mechanical stress.
We have recently unveiled an efficient, tolerable, and non-invasive multi-headed intradermal electroporation device designed to deliver multiple DNA plasmids simultaneously but spatially separated, allowing the tailoring of delivery sites for combination immunotherapies. Results from a preclinical study reveal this device could allow for the delivery of multi-plasmid formulations without the risk of interference of immune responses. This could be useful for combination immunotherapies that are rapidly formulated such as in response to emerging infectious disease threats or pandemics, and could overcome the limited dosing issues often associated with intradermal delivery. Results from this study were published in Human Vaccines Immunotherapeutics in a paper titled, “A multi-head intradermal electroporation device allows for tailored and increased dose DNA immunotherapy delivery to the skin.”
Corporate Development
We have entered into various arrangements with corporate, academic, and government collaborators, licensors, licensees and others. These arrangements are summarized below and elsewhere in this annual report. In addition, we conduct ongoing discussions with potential collaborators, licensors and licensees.
On September 10, 2013, we entered into an exclusive worldwide license agreement with Roche to research, develop and commercialize our multi-antigen DNA immunotherapies targeting prostate cancer (INO-5150) and hepatitis B (INO-1800). Under the terms of the agreement, Roche made an upfront payment of $10 million to Inovio and agreed to pay for all ongoing development costs and certain development, regulatory and commercial event based payments. Roche also agreed to potentially pay additional development event based payments if Roche pursues other indications with INO-5150 or INO-1800.
In November, 2014, Roche terminated their 2013 collaboration, option, and license agreement to co-develop INO-5150 as well as their research collaboration in prostate cancer. All of Roche's rights to INO-5150, including the right to license the product to other parties, will be returned to us. Due to the termination, the potential future event based payments have been reduced. We plan to independently advance INO-5150 into a phase I clinical trial in the first half of 2015.
Inovio and Roche will continue to collaborate and co-develop Inovio’s DNA immunotherapy (INO-1800) against hepatitis B virus under this existing license agreement. The partnership is on track to move INO-1800 collaboratively into a phase I study in 2015.
On March 24, 2010, we entered into a Collaboration and License Agreement (the “Agreement”) with GeneOne (formerly VGX International Inc.). Under the Agreement, we granted GeneOne an exclusive license to our SynCon® universal influenza vaccine (the “Product”) delivered with electroporation to be developed in certain countries in Asia.
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

In October 2011, we entered into a product development collaboration agreement with GeneOne to co-develop our SynCon® immunotherapies for hepatitis B and C infections. Under the terms of the agreement, GeneOne received marketing rights for these immunotherapies in Asia, excluding Japan, and in return was to fully fund IND-enabling and initial phase I and II clinical studies. We will receive payments based on the achievement of clinical milestones and royalties based on sales in the licensed territories and will retain all commercial rights in all other territories.
In conjunction with our announcement of our Roche partnership we also announced that we reacquired the rights, title and interest to the SynCon® hepatitis B immunotherapy in Asia from GeneOne.
Under the terms of an original license agreement with the University of Pennsylvania (UPenn) completed in 2007 we obtained exclusive worldwide rights to develop multiple DNA plasmids and constructs with the potential to treat and/or prevent HIV, HCV, HPV and influenza. The agreement also included molecular adjuvants. This agreement and subsequent amendments provide for royalty payments, based on future sales, to UPenn. The technology was developed in the University of Pennsylvania laboratory of Professor David B. Weiner, a pioneer in the field of DNA-based vaccines and chairman of our scientific advisory board.
In January 2010, we announced that we expanded our existing license agreement with UPenn, adding exclusive worldwide licenses for technology and intellectual property for novel immunotherapies against pandemic influenza, Chikungunya, and FMD. The amendment also encompassed new chemokine and cytokine molecular adjuvant technologies.
In July 2011, we expanded this license agreement by adding exclusive worldwide licenses for technology and intellectual property for novel immunotherapies against prostate cancer, herpes viruses, including CMV (cytomegalovirus), malaria, hepatitis B, RSV (respiratory syncytial virus), and MRSA (methicillin-resistant staphylococcus aureus). The amendment also encompassed a new optimized IL-12 cytokine gene adjuvant.
In November 2012, we expanded this license agreement by adding worldwide rights to technology and intellectual property for novel vaccines against intestinal infections including Clostridium difficile, or C. difficile; cancer therapeutic vaccines targeting Wilms' tumor gene or WT1; and biodefense pathogens including Ebola and the family of Filovirus such as Marburg.
In 2014 we added to our license agreement with UPenn by in-licensing expanded patents covering candidate products for DNA based antibodies and those covering dengue fever, H7N9 influenza, additional HPV serotypes, as well as certain other undisclosed cancer antigen targets. In addition, the amended agreement provides us global rights to DNA-based antibodies, immune activators (IL-21, IL-23 & IL-33), Middle East Respiratory Syndrome (MERS), and tuberculosis.
In 2009, we announced an agreement with the PATH Malaria Vaccine Initiative (MVI) to evaluate in a pre-clinical feasibility study our SynCon® immunotherapy development platform. In 2010, MVI agreed to provide follow-on research funding to continue evaluation and development of our malaria vaccine candidate in non-human primates. In 2013, we announced a follow-on collaboration with MVI focused on initiating human studies.
In 2013 we published the successful pre-clinical immunogenicity data in mice and non-human primate models in the peer-reviewed journal Infection and Immunity, demonstrating the feasibility and benefits of developing a first of its kind, five-antigen formulation vaccine targeting malaria. Animal model data in the two species demonstrated the induction of strong malaria specific T-cells (including CD8+ T cells with cell killing activity) and antibody responses to the circumsporozoite surface protein (CSP) - both responses thought to be important in treating and/or preventing malaria infection and hitherto difficult to achieve with other vaccine modalities. By 2014 Inovio had successfully met all objectives of the funded research and feasibility programs.
In 2014, MVI decided not to fund a phase I malaria vaccine due to their focus on later-stage products. Inovio possesses the global commercial rights to the vaccine and will seek other development and commercialization partners from among government, non-government, and commercial entities.
In 2014 we acquired worldwide rights (excluding China) for early preclinical therapies addressing Alzheimer's disease and multiple sclerosis based on the academic research of Dr. Bin Wang, a professor at Fudan University's Shanghai Medical College. These newly licensed technologies are based on patent-protected and published discoveries from Dr. Wang and his collaborator, who found a novel way to generate inducible regulatory T cells, or iTregs. These novel approaches could be used to develop therapies targeting major inflammatory diseases.
In 2014 we along with the Perelman School of Medicine at the University of Pennsylvania and MedImmune were awarded $12.2 million from the Defense Advanced Research Projects Agency (DARPA) to develop DNA-based monoclonal antibodies (mAbs) for infectious disease treatment. Together we will develop and assess the dMAbs in preclinical studies using technology developed by Penn and licensed by Inovio. The collaboration will focus on influenza virus, Pseudomonas aeruginosa and Staphylococcus aureus. Successful completion of the initial preclinical activities under the DARPA grant aims to lead to clinical studies on selected product candidates to be funded under a future increment to the award.

In 2014 VGX Animal Health, Inc. (VAH), Inovio’s 91%-owned subsidiary, concluded an agreement for the sale of its animal health assets to Plumbline Life Sciences, Inc. (PLS) of Korea. The assets transferred included an exclusive license with Inovio for animal applications of our growth hormone-releasing hormone (GHRH) technology and animal DNA vaccines plus a non-exclusive license to our electroporation delivery systems. VGX Animal Health will receive $2 million in cash in multiple payments and 20% of the outstanding shares of PLS. VAH's 20% equity ownership position in PLS will be maintained without dilution up to $10 million of additional equity fundraising by PLS. We will receive milestone payments and royalties on product sales as well as retain the human applications of our GHRH technology.

Competition
We face competition at two levels. At the highest level we face competition by an array of existing or development-stage drug and immunotherapy approaches targeting diseases we are pursuing. We are aware of various established enterprises, including major pharmaceuticals, which are broadly engaged in vaccine/immunotherapy research and development. These include Crucell N.V (now part of J&J), Sanofi-Aventis, Novartis, Inc., GlaxoSmithKline plc, Merck, Pfizer, and MedImmune, Inc., a wholly owned subsidiary of AstraZeneca, Inc. There are also various development stage biotechnology companies involved in different immunotherapy technologies. As these companies develop their technologies, they may develop proprietary technologies which may materially and adversely affect our business.
A number of companies are developing products to specifically address diseases we are also targeting. Merck and GlaxoSmithKline have commercialized preventive vaccines against HPV to protect against cervical cancer; some companies are seeking to treat early HPV infections or low grade cervical dysplasias; LEEP is the current standard of care for treating high grade cervical dysplasia; Advaxis and Kite have therapeutic cervical cancer product candidates under development. Many companies are pursuing different approaches to prostate, breast, lung and other cancers we are targeting.
At another level we compete more specifically with companies seeking to utilize antigen-encoding DNA delivered with electroporation or other DNA delivery technologies such as viral vectors or lipid vectors to induce in vivo generated antigen production and immune responses to prevent or treat various diseases. Today the key competitive DNA delivery technologies include viral vectors, lipid vectors, and electroporation. All of these technologies have shown promise, but they each also have their unique obstacles to overcome. We believe our electroporation system is strongly positioned to succeed as the dominant delivery method for DNA-based immunotherapies.
Viral DNA Delivery
This technology utilizes a virus as a carrier to deliver genetic material into target cells. The method is very efficient for delivering immunotherapy antigens and has the advantage of mimicking real viral infection so that the recipient will mount a broad immune response against the immunotherapy. The greatest limitation of the technology stems from problems with unwanted immune responses against the viral vector, limiting its use to patients who have not been previously exposed to the viral vector and making repeated administration difficult. In addition, complexity and safety concerns increase their cost and complicate regulatory approval.
Ballistic DNA Delivery (Gene Gun)
This technology utilizes micron sized DNA-coated gold particles that are shot into the skin using compressed gas. The method has matured considerably over the last 15 years and has been shown to be an efficient method to deliver a number of immunotherapy antigens. Since the DNA is dry coated, excellent stability of the immunotherapy can be achieved. The method is limited to use in skin and only a few micrograms of genetic material can be delivered each time. This may limit the utility of the method for targets such as cancer where higher doses of immunotherapy antigens and stronger T cell responses are needed.
Lipid DNA Delivery
A number of lipid formulations have been developed that increase the effect of DNA immunotherapies. These work by either increasing uptake of the DNA into cells or by acting as an adjuvant, alerting the immune system. While there has been progress in this field, lipid delivery tends to be less efficient than viral vectors and is hampered by concerns regarding toxicity and increased complexity.
DNA Immunotherapy Delivery With Electroporation
When an antigen-targeting DNA immunotherapy plasmid injection is followed by electroporation of the injected tissue, local cellular uptake (transfection) is significantly greater with resultant gene expression generally enhanced 1000-fold. This level of cellular uptake has been shown to facilitate significant antigen production by the transfected cells and induce significant levels of antigen-related immune responses. In fact, as described in earlier sections, this approach has achieved best-in-class CD8+ killer T cells which in turn been translated into clinically relevant efficacy in a large controlled phase II study, a first for Inovio and the field of immunotherapies. There have been no serious adverse events attributed to our DNA immunotherapies delivered using our electroporation devices in these clinical studies.

We believe that the greatest obstacle to making immunotherapies a reality has been the lack of effective, efficient, and safe delivery of DNA plasmid constructs into target cells and that electroporation may become the method of choice for DNA delivery into cells in many applications.
There are other companies with electroporation intellectual property and devices. We believe we have significant competitive advantages over other companies focused on electroporation for multiple reasons:

•
We have an extensive history and experience in developing the methods and devices that optimize the use of electroporation in conjunction with DNA-based agents. This experience has been validated with multiple sets of interim data from multiple clinical studies assessing DNA-based immunotherapies and vaccines against cancers and infectious disease. Together with our partners and collaborators, we have been the leader in establishing proof-of-principle of electroporation-delivered immunotherapies.

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
Relationship with GeneOne (Formerly VGX International Inc.)
In March 2014, the Company's affiliated entity VGX International Inc. changed its name to GeneOne Life Sciences
("GeneOne").
We acquired an equity interest in GeneOne in 2005. As of December 31, 2014, we owned 10.6% of the outstanding capital stock of GeneOne and GeneOne owned 73,590 shares of our common stock. None of our current officers, directors, or key employees beneficially owns, directly or indirectly, any securities of GeneOne.
In 2008 we sold our manufacturing operations (including patent rights to certain manufacturing technology) to VGXI, Inc., a wholly-owned United States subsidiary of GeneOne. In connection with this transfer we entered into a Supply Agreement pursuant to which VGXI, Inc., a cGMP contract manufacturer, produces and supplies the DNA plasmids for all of our research and early clinical trials. The price of the plasmids we purchase from VGXI, Inc. is determined by us and GeneOne at the time of order placement or, with respect to product supplied in connection with a grant contract, based on the contracted bid provided by the applicable agency. We agreed to treat GeneOne and its subsidiary as our most favored supplier for DNA plasmids and GeneOne and its subsidiary agreed to treat us as their most favored customer. Before we can manufacture DNA plasmids on our own behalf or engage a third party other than GeneOne or its subsidiary to manufacture DNA plasmids for us, we must first offer such manufacturing work to GeneOne or its subsidiary.
We have also entered into license and collaboration agreements pursuant to which we have granted GeneOne exclusive rights to certain of our product candidates in certain jurisdictions. For example, GeneOne has exclusive rights in countries in Asia including Korea to our VGX-3400X and INO-3510 for treatment of flu and our hepatitis C program. In exchange for these rights, GeneOne shares the development costs for some of our product candidates. Prior to signing the Roche Agreement, we reacquired the rights, title and interest to hepatitis B in Asia previously licensed to GeneOne. As a result, we paid $300,000 to GeneOne as of December 31, 2013 based on the up-front payment received from Roche.
On September 23, 2014, we entered into a Collaborative Development Agreement with GeneOne to co-develop an Ebola vaccine through phase I clinical trials.
For the years ended December 31, 2014 and 2013, we recognized revenue from GeneOne of $479,000 and $425,000, respectively, which consisted of licensing, collaborative research and development arrangements and other fees. Operating expenses related to GeneOne for the years ended December 31, 2014 and 2013 were $4.2 million and $2.3 million, respectively, primarily related to biologics manufacturing. At December 31, 2014 and 2013 the Company had an accounts receivable balance of $2,000 and $0, respectively, from GeneOne and its subsidiaries. At December 31, 2014 and 2013, $260,000 and $231,000 of prepayments made to GeneOne were classified as long-term other assets on the consolidated balance sheet.

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
Our intellectual property portfolio covers our proprietary technologies, including electroporation delivery and vaccine related technologies. As of February 25, 2015, our patent portfolio included over 98 issued United States patents and 310 issued foreign counterpart patents.
Key vaccine related technology patents and published patent applications include the following:

•	European patent no. 1809336B1, entitled, “Growth Hormone Releasing Hormone (GHRH) Enhances Vaccination Response”

•	US Pat No. 7,846,720, entitled, “Optimized High Yield Synthetic Plasmids”

•	US Pat. No. 8,168,769, entitled, “Improved Vaccines and Methods for Using the Same,” with claims directed to HPV vaccine products.

•	US Pat. No. 8,389,706, entitled, “Vaccines for Human Papilloma Virus and Methods for Using the Same”

•	International publication WO 08/014521, entitled, “Improved Vaccines and Methods for Using the Same,” which includes HCV, HPV, influenza, HIV, and cancer (hTERT) SynCon® DNA.

•	US Pat. No. 8,133,723, entitled, “Novel Vaccines Against Multiple Subtypes Of Influenza”

•	US Pat. No. 8,298,820, entitled, “Influenza Nucleic Acid Molecules and Vaccines Made Therefrom”

•	US Pat No. 8,835,620, “Novel Vaccines Against Multiple Subtypes Of Influenza Virus”

•	US Pat No. 8,697,084, entitled, "HIV Consensus Envelop Sequences And Methods For Using The Same"

•	US Pat Nos. 8,829,174 and 8,921,536, "Improved HCV Vaccines And Methods For Using The Same"

•	US Pat No. 8,535,687, entitled, "Smallpox DNA Vaccine And The Antigens Therein That Elicit An Immune Response"

•	US Pat. No. 8,178,660, entitled, "Vaccines And Immunotherapeutics Using Codon Optimized IL-15 And Methods For Using The Same"

•	European patent EU1976871, entitled, 'Vaccines And Immunotherapeutics Using Codon Optimized IL-15 And Methods For Using The Same"

•	US Pat No. 7,173,116, entitled, "Nucleic Acid Formulations For Gene Delivery And Methods Of Use"

•	US Pat No. 8,927,692, entitled, “Consensus Prostate Antigens, Nucleic Acid Molecule Encoding The Same And Vaccine And Uses Comprising The Same"

•	US Pat No. 8,852,609, entitled, “Consensus Sequences of Chikungunya Viral Proteins, Nucleic Acid Molecules Encoding the Same and Compositions and Methods for Using the Same”
Key electroporation related patents covering range of field strengths include the following:

•	US Pat No. 7,922,709, entitled, “Enhanced delivery of naked DNA to skin by non-invasive in vivo electroporation.”

•	US Pat No. 7,328,064, entitled, “Electroporation device and injection apparatus,” with claims directed to methods of delivering an agent plus electroporation.

•	US Pat No. 7,245,963, entitled, “Electrode assembly for constant-current electroporation and use”

•	US Pat No. 7,664,545, entitled, “Electrode assembly for constant-current electroporation and use”

•	US Pat No. 6,697,669, entitled, “Skin and muscle-targeted gene therapy by pulsed electrical field”

•	US Pat No. 6,110,161 issued August 29, 2000

•	US Pat No. 6,261,281 issued July 17, 2001

•	US Pat No. 6,958,060 issued October 25, 2005

•	US Pat No. 6,939,862 issued September 6, 2005
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
Significant Customers and Research and Development
During the year ended December 31, 2014 and 2013, we derived 70% and 68% of our revenue from Roche, respectively. During the years ended December 31, 2014 and 2013, we derived 12% and 16% of our revenue from the NIAID, respectively.
Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our electroporation technologies and immunotherapies. Research and development expense consists of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Our research and development expense was $34.1 million in 2014 and $21.4 million in 2013.
Corporate History and Headquarters
Inovio Pharmaceuticals, Inc. grew out of the merger of VGX Pharmaceuticals, Inc. (“VGX”) and Inovio Biomedical Corporation. On June 1, 2009, VGX, a private company primarily focused on developing DNA immunotherapies, completed a merger with Inovio Biomedical Corporation, a publicly listed company whose main focus was developing electroporation delivery technology and devices, pursuant to the terms of an Amended and Restated Agreement and Plan of Merger dated December 5, 2008, as further amended on March 31, 2009. Subsequent to the merger, we conduct our business through our United States wholly-owned subsidiaries, VGX Pharmaceuticals, LLC and Genetronics, Inc. On May 14, 2010, the entity changed its corporate name to Inovio Pharmaceuticals, Inc. Our corporate headquarters is located at 660 W. Germantown Pike,

Suite 100, Plymouth Meeting, Pennsylvania 19462, and the telephone number is (267) 440-4200. Inovio Pharmaceuticals (NASDAQ: INO) is focused on advancing products based on its integrated technology platform consisting of its SynCon® DNA immunotherapies and vaccines delivered with its CELLECTRA® electroporation delivery devices.
VGX was originally incorporated as Viral Genomix, Inc. under the laws of Delaware on April 17, 2000, to develop new drugs and therapies to treat viral diseases and cancers. The company was renamed VGX Pharmaceuticals, Inc. on May 31, 2006. On February 21, 2007, VGX acquired Advisys, Inc., a company possessing DNA and electroporation technology, through an asset purchase agreement. On April 14, 2007, VGX entered into an exclusive license agreement with the Trustees of the University of Pennsylvania related to therapeutic and prophylactic DNA vaccines developed by Dr. David Weiner at the University of Pennsylvania School of Medicine. VGX focused on advancing its DNA immunotherapy technology targeting cancers and infectious diseases.
Inovio Biomedical Corporation originated as a company incorporated on June 29, 1983, under the laws of California as Biotechnologies & Experimental Research, Inc. The company was formed to develop electroporation devices for the research marketplace and later began to explore human applications of electroporation to deliver agents such as chemotherapeutic agents, gene therapies, and DNA immunotherapies. The company changed its corporate name to BTX, Inc. on December 10, 1991, and Genetronics, Inc. on February 8, 1994. On April 14, 1994, Genetronics, Inc. became a public company through a share exchange agreement with Consolidated United Safety Technologies, Inc., a company listed on the Vancouver Stock Exchange under the laws of British Columbia, Canada, which then changed its name to Genetronics Biomedical Ltd. on September 29, 1994. Genetronics, Inc. remained as a wholly owned operating subsidiary. On September 2, 1997, the company listed on the Toronto Stock Exchange. On December 8, 1998, the company listed on the American Stock Exchange (now owned by the NYSE and referred to as the NYSE MKT). We voluntarily de-listed from the Toronto Stock Exchange on January 17, 2003. On June 15, 2001, Genetronics Biomedical Ltd. completed a change in jurisdiction of incorporation from British Columbia, Canada, to the state of Delaware and became Genetronics Biomedical Corporation. On January 25, 2005, Genetronics Biomedical Corporation acquired Inovio AS, a gene delivery technology company. On March 31, 2005, Genetronics Biomedical Corporation was renamed Inovio Biomedical Corporation. On September 4, 2014, the Company provided notice to the NYSE MKT that it would voluntarily transfer the listing of its common stock, par value $0.001 per share (the “Common Stock”), from NYSE MKT to the NASDAQ Global Select Market (“NASDAQ”). The Common Stock was approved for listing on NASDAQ and began trading on NASDAQ on September 15, 2014.
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

Employees
As of March 9, 2015, we employed 106 people on a full-time basis and 4 people under consulting and project employment agreements. Of the combined total, 86 were in product research, which includes research and development, quality assurance, clinical, engineering, and manufacturing, and 24 were in general and administrative, which includes corporate development, information technology, legal, investor relations, finance, and corporate administration. None of our employees are subject to collective bargaining agreements.

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
We have experienced significant operating losses to date; as of December 31, 2014 our accumulated deficit was approximately $331.9 million. We have generated limited revenues, primarily consisting of license and grant revenue, and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability. We believe that current cash and cash equivalents plus short-term investments are sufficient to meet planned working capital requirements through the end of 2017, excluding our planned phase III clinical trial of VGX-3100. We will continue to rely on outside sources of financing to meet our capital needs beyond this time.
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
Our human vaccine programs are in the early stages of research and development, and currently include vaccine product candidates in discovery, pre-clinical studies and phase I and II clinical studies. There is limited data regarding the efficiency of synthetic vaccines compared with conventional vaccines, and we must conduct a substantial amount of additional research and development before any regulatory authority will approve any of our vaccine product candidates. The success of our efforts to develop and commercialize our vaccine product candidates could fail for a number of reasons. For example, we could experience delays in product development and clinical trials. Our vaccine product candidates could be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances. The products, if safe and effective, could be difficult to manufacture on a large scale or uneconomical to market, or our competitors could develop superior vaccine products more quickly and efficiently or more effectively market their competing products.
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
We currently derive, and in the past we have derived, a significant portion of our revenue from a limited number of licensing partners and government grants and contracts. For example, during the year ended December 31, 2014, Roche and the NIAID accounted for approximately 70% and 12%, of our consolidated revenue, respectively. If we fail to sign additional future contracts with major licensing partners and the government, if a contract is delayed or deferred, or if an existing contract expires or is canceled and we fail to replace the contract with new business, our revenue would be adversely affected.
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

ITEM 2.        PROPERTIES
We own no real property and have no plans to acquire any real property in the future. Our corporate headquarters is located at 660 W. Germantown Pike, Suite 100, Plymouth Meeting, Pennsylvania. This lease was signed in March 2014 and we occupied the building in June 2014. The initial term of the lease is 11.5 years for a total of approximately 21,000 square feet. The base rent adjusts periodically throughout the term of the lease, with monthly payments ranging from $0 to $58,000. In addition, we will pay the landlord our share of operating expenses and a property management fee. We have paid the landlord a security deposit of $49,000.
The lease for our former corporate headquarters located at 1787 Sentry Park West in Blue Bell, Pennsylvania, was amended in July 2014 to allow the lessor the option to recapture all or a portion of the premises. In October 2014, the lessor exercised the option to recapture 3,749 square feet of the 8,761 total square feet. The rent for the remaining space was prorated to reflect the decrease in square footage. Although we intend to sublet the remaining space, we will continue to be subject to rent and lease obligations through June 30, 2017.
The corporate office in San Diego is located at 10480 Wateridge Circle in San Diego, California. This lease was signed in April 2013 and we occupied the building in early December 2013. The initial term of the lease runs through December 1, 2023 for a total of approximately 26,500 square feet. The base rent adjusts periodically throughout the ten year term of the lease, with monthly payments ranging from $0 to $83,000. In addition, we pay the landlord our share of operating expenses and a property management fee. We currently use the facility for office and research and development purposes.
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

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Reverse Stock Split
On June 5, 2014, we implemented a 4-for-1 reverse stock split. All share information contained within this report, including the accompanying consolidated financial statements and footnotes, have been retroactively adjusted to reflect the effects of the reverse split.
Market Information
On September 4, 2014, we provided notice to the NYSE MKT that the Company intends to voluntarily transfer the listing of our common stock, par value $0.001 per share (the “Common Stock”), from NYSE MKT to the NASDAQ Global Select Market (“NASDAQ”). The Common Stock was approved for listing on NASDAQ, and began trading on NASDAQ on September 15, 2014 under the symbol "INO". The following table sets forth the quarterly high and low per share closing prices of our common stock for the two most recent fiscal years.

	Year Ended December 31,
	2014		2013
Period:	High	Low	High	Low
First Quarter	$15.28	$9.76	$3.28	$2.00
Second Quarter	$13.96	$8.00	$3.20	$2.04
Third Quarter	$13.10	$8.68	$12.00	$3.40
Fourth Quarter	$12.31	$8.21	$11.88	$6.92

As of March 9, 2015, we had approximately 490 common stockholders of record. This figure does not include beneficial owners who hold shares in nominee name. The closing price per share of our common stock on March 9, 2015 was $7.14, as reported on the NASDAQ.
Dividends
The payment of any dividends on our common stock is within the discretion of our board of directors. We have not paid cash dividends on our common stock and the board of directors does not expect to declare cash dividends on the common stock in the foreseeable future.
Performance Graph
The graph below matches Inovio Pharmaceuticals Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE MKT Composite index, the S&P SuperCap Biotechnology index and the NASDAQ Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2009 to December 31, 2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Inovio Pharmaceuticals Inc., the NYSE MKT Composite Index, S&P SuperCap BiotechnologyIndex, and the NASDAQ Composite Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Inovio Pharmaceuticals Inc.
NYSE MKT Composite
S&P SuperCap Biotechnology Index
NASDAQ Composite

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/09	12/10	12/11	12/12	12/13	12/14
Inovio Pharmaceuticals, Inc.	100.00	100.88	37.54	43.82	254.39	201.32
NYSE MKT Composite	100.00	129.56	133.75	140.87	150.79	153.24
S&P SuperCap Biotechnology	100.00	100.46	123.79	176.36	308.75	410.95
NASDAQ Composite	100.00	117.43	118.27	138.47	196.27	223.17

The stock price performance included in this graph is not necessarily indicative of future stock price performance. The performance graph is furnished solely to accompany this Form 10-K annual report and is not being filed for purposes of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 6.        SELECTED FINANCIAL DATA
The following table sets forth our selected consolidated financial data for the periods indicated, derived from consolidated financial statements prepared in accordance with United States generally accepted accounting principles.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Operations Data:
Revenue under collaborative research and development arrangements, including from affiliated entity	$7,896,032	$9,664,547	$660,003	$567,856	$527,222
Grants and miscellaneous revenue	2,560,734	3,802,799	3,458,649	9,227,401	5,617,483
Total revenues	10,456,766	13,467,346	4,118,652	9,795,257	6,144,705
Loss from operations	(39,495,961)	(19,544,332)	(23,493,532)	(21,638,540)	(19,220,162)
Interest and other income, net	331,461	132,214	166,113	34,285	147,406
Change in fair value of common stock warrants	348,143	(45,632,669)	1,982,620	8,690,658	2,403,924
Gain (Loss) on investment in affiliated entity	2,676,224	(1,038,745)	1,631,819	(2,390,498)	(969,914)
Net loss	(36,140,133)	(66,083,532)	(19,712,980)	(15,304,095)	(17,638,746)
Net loss attributable to non-controlling interest	18,420	55,084	44,025	51,150	24,950
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(36,121,713)	$(66,028,448)	$(19,668,955)	$(15,252,945)	$(17,613,796)
Net loss per common share attributable to common stockholders
Basic	$(0.61)	(1.43)	(0.58)	(0.48)	(0.68)
Diluted	$(0.64)	$(1.43)	$(0.58)	$(0.48)	$(0.68)
Balance Sheet Data:
Cash and cash equivalents	$40,543,982	$33,719,796	$5,646,021	$17,350,116	$19,998,489
Short-term investments	53,075,974	18,905,608	8,034,001	12,863,420	1,849,271
Total assets	131,785,097	88,287,207	45,138,754	61,106,561	56,067,391
Current liabilities	14,023,752	28,966,456	8,376,577	11,043,021	6,436,708
Noncurrent liabilities	6,223,751	6,418,068	1,904,772	2,201,878	2,529,772
Accumulated deficit	(331,910,290)	(295,788,577)	(229,760,129)	(210,091,174)	(194,838,229)
Total stockholders’ equity	111,537,594	52,902,683	34,857,405	47,861,662	47,100,911

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

Overview
We are developing active DNA immunotherapies and vaccines focused on treating and preventing cancers and infectious diseases. Our DNA-based immunotherapies, in combination with our proprietary electroporation delivery devices, are intended to generate robust immune responses, in particular T cells, to fight such diseases. In 2014 we reported that in a large, controlled phase II clinical study we achieved clinically relevant efficacy against a targeted disease (HPV-associated cervical dysplasia) by generating antigen-specific T cells. Our novel SynCon® immunotherapy design has shown the ability to help break the immune system’s tolerance of cancerous cells. Alternatively, our SynCon® product design is also intended to facilitate cross-strain protection against known as well as new unmatched strains of pathogens such as influenza. Given the recognized role of killer T cells in eliminating cancerous or infected cells from the body, our scientists believe that our active immunotherapies may play an important role in helping fight such diseases. Human data to date have shown a favorable safety profile of our DNA immunotherapies delivered using electroporation.
We have completed, current or planned clinical programs of our proprietary SynCon® immunotherapies for HPV-caused pre-cancers and cancers, prostate cancer, breast/lung/pancreatic cancer, hepatitis C virus (HCV), hepatitis B virus (HBV), HIV, influenza, and Ebola. Our partners and collaborators include F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”), University of Pennsylvania, Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, , National Institute of Allergy and Infectious Diseases (“NIAID”), United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”),  Defense Advanced Research Projects Agency (“DARPA”) and MedImmune, LLC.
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
As of December 31, 2014, we had an accumulated deficit of $331.9 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.
Reverse Stock Split
On June 5, 2014, we implemented a 4-for-1 reverse stock split. All share information contained within this report, including the accompanying condensed consolidated financial statements and footnotes, has been retroactively adjusted to reflect the effects of the reverse split.

Critical Accounting Policies
The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment. Our discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. There have been no changes to our critical accounting policies during the year ended December 31, 2014. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies include:
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
Research and Development Expenses. Since our inception, most of our activities have consisted of research and development efforts related to developing our electroporation technologies and DNA vaccines. Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Research and development expenses are charged to operations as they are incurred. These expenses result from our independent research and development efforts as well as efforts associated with collaborations and licensing arrangements. We review and accrue clinical trials expense based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies and other events. We follow this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development expense; however a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to our results of operations.
Valuation and Impairment Evaluations of Goodwill and Intangible Assets. Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. As of December 31, 2014, our intangible assets resulting from the acquisition of VGX and Inovio AS, and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $4.8 million. Intangible assets are amortized over their estimated useful lives ranging from 5 to 18 years. We are concurrently conducting pre-clinical, Phase I, and Phase II trials using acquired intangibles, and we have entered into certain significant licensing agreements for use of these acquired intangibles.
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

The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, we reduce the carrying value of the intangible asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from our intangible assets will exceed the intangible assets' carrying value, and accordingly, we have not recognized any impairment losses through December 31, 2014.
Goodwill is reviewed for impairment at least annually at November 30, or more frequently if an event occurs indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment as of November 30, 2014, identifying no impairment.
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
Transaction costs associated with the issuance of warrants classified on the consolidated balance sheet as a current liability are expensed immediately and included as part of general and administrative expense on the consolidated statement of operations.

Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 2 to the Consolidated Financial Statements, included elsewhere in this report.

Results of Operations
Comparison of Years Ended December 31, 2014 and 2013
The consolidated financial data for the years ended December 31, 2014 and December 31, 2013 is presented in the following table and the results of these two periods are used in the discussion thereafter.

	December 31, 2014	December 31, 2013	Increase/ (Decrease) $	Increase/ (Decrease) %
Revenues:
Revenue under collaborative research and development arrangements, including from affiliated entity	$7,896,032	$9,664,547	$(1,768,515)	(18)%
Grants and miscellaneous revenue	2,560,734	3,802,799	(1,242,065)	(33)
Total revenues	10,456,766	13,467,346	(3,010,580)	(22)
Operating expenses:
Research and development	34,095,039	21,368,604	12,726,435	60
General and administrative	15,857,688	13,643,074	2,214,614	16
Gain on sale of assets	—	(2,000,000)	2,000,000	(100)
Total operating expenses	49,952,727	33,011,678	16,941,049	51
Loss from operations	(39,495,961)	(19,544,332)	(19,951,629)	(102)
Interest and other income, net	331,461	132,214	199,247	151
Change in fair value of common stock warrants	348,143	(45,632,669)	45,980,812	(101)
Gain (Loss) on investment in affiliated entity	2,676,224	(1,038,745)	3,714,969	358
Net loss	(36,140,133)	(66,083,532)	29,943,399	45
Net loss attributable to non-controlling interest	18,420	55,084	(36,664)	(67)
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(36,121,713)	$(66,028,448)	$29,906,735	45%

Revenue

Revenue primarily consists of revenue under collaborative research and development arrangements and grants and government contracts. Our total revenue decreased $3.0 million or 22% for the year ended December 31, 2014, as compared to the year ended December 31, 2013.
The $1.8 million decrease in revenue under collaborative research and development arrangements for the year ended December 31, 2014 as compared to 2013 was primarily due to $8.4 million of the $10.0 million upfront payment from our Agreement with Roche being recognized in September 2013 (see Note 3), offset by an increase in revenue recognized related to collaborative research and development services performed related to the Agreement of $7.4 million during the year ended December 31, 2014 as compared to $803,000 during the year ended December 31, 2013.
The $1.2 million decrease in grants and miscellaneous revenue for the year ended December 31, 2014 as compared to 2013, was primarily due to less revenue recognized from our contract with the NIAID of $1.2 million in 2014, as compared to $2.1 million for the same period in 2013, due to the timing of work performed. The decrease was also attributable to less revenue recognized under our PATH MVI contract and our subcontract with the University of Pennsylvania, partially offset by an increase in revenue recognized under our NIH research project grant.
Research and Development Expenses
The $12.7 million increase in research and development expenses for the year ended December 31, 2014 as compared to 2013 was primarily due to an increase in costs of $5.3 million incurred in conjunction with our Roche collaboration. Other increases included $2.7 million in higher employee headcount, $2.3 million in higher employee non-cash stock-based compensation, $2.2 million in higher research and development activities and $1.9 million in higher engineering and professional services for new device development, among other variances. These increases were partially offset by lower clinical trial expenses of $1.3 million as well as $1.1 million in sub-license fee expense incurred during the year ended December 31, 2013, which was triggered by the up-front payment received from the Roche agreement. There were no comparable payments during the year ended December 31, 2014.
General and Administrative Expenses
The $2.2 million increase in general and administrative expenses for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily due to an increase in employee non-cash stock-based compensation, employee headcount, rent and utilities expense for the new building leases and corporate and patent legal fees of $1.4 million, $688,000, $524,000 and $494,000 respectively. These increases were offset by a decrease in the amortization of intangible assets of $828,000, among other variances.
Stock-based Compensation
Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee’s requisite service period. Total employee compensation cost for our stock plans for the years ended December 31, 2014 and 2013 was $4.8 million and $1.2 million, of which $2.8 million and $550,000 was included in research and development expenses and $2.0 million and $605,000 was included in general and administrative expenses, respectively. The increase for the annual period year over year was primarily due to a higher valuation of the employee and director stock options granted during the period. At December 31, 2014, there was $5.3 million of total unrecognized compensation cost related to unvested stock options, which we expect to recognize over a weighted-average period of 2 years, as compared to $956,000 for the year ended December 31, 2013 expected to be recognized over a weighted-average period of 1.8 years. Total stock-based compensation for options granted to non-employees for the years ended December 31, 2014 and 2013 was $585,000 and $714,000, respectively.
Interest and Other Income, net
Interest and other income, net, increased by $199,000 for the year ended December 31, 2014 as compared to 2013 due to higher average cash and short-term investment balances.
Change in fair value of common stock warrants
The change in fair value of common stock warrants for the years ended December 31, 2014 and 2013 was $348,000 and $(45.6) million, respectively. The variance is primarily due to the revaluation of registered common stock warrants issued in January 2011 and March 2013, as well as fewer number of warrants classified as a current liability due to a significant number of warrants exercised during 2014. We revalue warrants at each balance sheet date to fair value. Warrants that were exercised during the period were revalued the day prior to exercise and reclassified into stockholders' equity upon exercise. If unexercised, the remaining warrants will expire in September 2018.
Gain (Loss) from investment in affiliated entity
The gain (loss) is a result of the change in the fair market value of the investment in GeneOne Life Sciences ("GeneOne") (formerly VGX International Inc.) for the year ended December 31, 2014.
Gain on Sale of Assets
The gain on sale of assets is related to the March 2011 Asset Purchase Agreement with OncoSec Medical Incorporated ("OncoSec"). The gain recorded during the year ended December 31, 2013 is related to the cash received during the year related to the sale (see Note 5).
Income Taxes
Since inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2014, we had net operating loss carry forwards for federal, California and Pennsylvania income tax purposes of approximately $159.3 million, $60.1 million and $99.3 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. We also had federal and state research and development tax credits of approximately $2.8 million and $2.1 million, respectively, net of the federal research and development credits that will expire due to IRC Section 383 limitations. If not utilized, the net operating losses and credits will begin to expire in 2018. Utilization of net operating losses and credits are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended.

Comparison of Years Ended December 31, 2013 and 2012
The consolidated financial data for the years ended December 31, 2013 and December 31, 2012 is presented in the following table and the results of these two periods are used in the discussion thereafter.

	December 31, 2013	December 31, 2012	Increase/ (Decrease) $	Increase/ (Decrease) %
Revenues:
Revenue under collaborative research and development arrangements, including from affiliated entity	$9,664,547	$660,003	$9,004,544	1,364%
Grants and miscellaneous revenue	3,802,799	3,458,649	344,150	10
Total revenues	13,467,346	4,118,652	9,348,694	227
Operating expenses:
Research and development	21,368,604	17,984,825	3,383,779	19
General and administrative	13,643,074	10,778,359	2,864,715	27
Gain on sale of assets	(2,000,000)	(1,151,000)	(849,000)	74
Total operating expenses	33,011,678	27,612,184	5,399,494	20
Loss from operations	(19,544,332)	(23,493,532)	3,949,200	17
Interest and other income, net	132,214	166,113	(33,899)	(20)
Change in fair value of common stock warrants	(45,632,669)	1,982,620	(47,615,289)	(2,402)
Gain (Loss) on investment in affiliated entity	(1,038,745)	1,631,819	(2,670,564)	164
Net loss	(66,083,532)	(19,712,980)	(46,370,552)	(235)
Net loss attributable to non-controlling interest	55,084	44,025	11,059	25
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(66,028,448)	$(19,668,955)	$(46,359,493)	(236)%

Revenue

Revenue primarily consists of revenue under collaborative research and development arrangements and grants and government contracts. Our total revenue increased $9.3 million or 227% for the year ended December 31, 2013, as compared to the year ended December 31, 2012.
The $9.0 million increase in revenue under collaborative research and development arrangements for the year ended December 31, 2013 as compared to 2012 was primarily due to the revenue recognized from our Agreement with Roche entered into in September 2013 (see Note 3).
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
Gain (Loss) from investment in affiliated entity
The gain (loss) is a result of the change in the fair market value of the investment in GeneOne for the year ended December 31, 2013.
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

Working Capital and Liquidity
As of December 31, 2014 we had cash and short-term investments of $93.6 million and working capital of $84.9 million, as compared to $52.6 million and $29.7 million, respectively, as of December 31, 2013. The increase in cash and short-term investments during the year ended December 31, 2014 was primarily due to our March 2014 financing as well as proceeds received from warrant and stock option exercises, offset by expenditures related to our research and development activities and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.
Net cash used in operating activities was $29.8 million and $15.4 million for the years ended December 31, 2014 and 2013, respectively.
Net cash used in investing activities was $35.8 million and $9.2 million for the years ended December 31, 2014 and 2013, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Net cash provided by financing activities was $72.5 million and $52.7 million for the years ended December 31, 2014 and 2013, respectively. The increase was related to proceeds received from our March 2014 financing as well as warrant and stock option exercises.
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
During the year ended December 31, 2014, warrants and stock options to purchase 2,713,867 shares of common stock were exercised for total proceeds to the Company of $13.3 million.
As of December 31, 2014, we had an accumulated deficit of $331.9 million. We have operated at a loss since 1994, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that current cash and cash equivalents plus short-term investments are sufficient to meet planned working capital requirements through the end of 2017, excluding our planned phase III clinical trial of VGX-3100. We will continue to rely on outside sources of financing to meet our capital needs beyond this time.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue, expenses, and results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
As of December 31, 2014, we did not have any other material long-term debt or other known contractual obligations, except for the operating leases for our facilities, which expire in 2017 through 2025, and operating leases for copiers, which expire in 2015 through 2017.
We are contractually obligated to make the following operating lease payments as of December 31, 2014:

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$13,745,000	$621,000	$2,621,000	$2,781,000	$7,722,000

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
The investment in affiliated entity represents our ownership interest in the Korean based company, GeneOne (formerly VGX International Inc.) We report this investment at fair value on the consolidated balance sheet using the closing price of GeneOne's shares of common stock as listed on the Korean Stock Exchange.
Common stock warrants that we have received to purchase shares of OncoSec are classified on the consolidated balance sheet as a long-term asset that is revalued at each balance sheet date subsequent to the initial receipt.
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the year ended December 31, 2014, have been made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investment in GeneOne which is denominated in South Korean Won. We do not have any foreign currency hedging instruments in place.
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
We do not use derivative financial instruments for speculative purposes. We do not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. Currently, we do not expect the impact of fluctuations in the relative fair value of other currencies to be material in 2015.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is incorporated by reference to our Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm beginning at page F-1 of this report.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2014, we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed in reports that we file or submit under the Exchange Act and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
As of December 31, 2014, management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2014.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of our fiscal year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm
The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2014. The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Inovio Pharmaceuticals, Inc.

We have audited Inovio Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Inovio Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Inovio Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inovio Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of Inovio Pharmaceuticals, Inc. and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
March 13, 2015

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2014 fiscal year.

ITEM 11.        EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2014 fiscal year.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2014 fiscal year.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director independence and other information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2014 fiscal year.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2014 fiscal year.

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

3.	Exhibits
The following exhibits are filed as part of this annual report on Form 10-K:

Exhibit Number	Description of Document

3.1(a)	Certificate of Incorporation with all amendments (incorporated by reference to Exhibit 3.1 of the registrant’s Form S-3 registration statement, filed on July 23, 2014).

3.2	Amended and Restated Bylaws of Inovio Pharmaceuticals, Inc. dated August 10, 2011 (incorporated by reference to Exhibit 3.2 to the registrant’s Form 8-K current report filed on August 12, 2011).

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

10.1
Lease Agreement by and between the registrant and 1787 Sentry Park West LLC dated December 10, 2009, as amended by First Amendment dated August 18, 2010, as amended by Second Amendment dated February 16, 2012, as amended by Third Amendment dated May 14, 2014, as amended by Fourth Amendment dated July 25, 2014 and as amended by Fifth Amendment dated January 30, 2015 (incorporated by reference to Exhibit 10.1 of the registrant’s Form 10-K annual report for the year ended December 31, 2009 filed on March 26, 2010).

10.2†
License Agreement dated June 30, 2013 by and between the registrant and the University of South Florida Research Foundation, Inc. (incorporated by reference to Exhibit 10.5 of the registrant’s Form 10-Q quarterly report for the quarter ended September 30, 2000 filed on November 9, 2000).

10.3†	Intentionally omitted.

10.4	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of the registrant’s Form 8-K current report filed on August 6, 2007).

Exhibit Number	Description of Document

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

10.12+	Amended and Restated 2007 Omnibus Incentive Plan, as amended (filed herewith).

10.15†
Collaboration, Option and License Agreement dated as of September 9, 2013 by and among F. Hoffman-La Roche Ltd, Hoffman-La Roche Inc. and Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 as filed with registrant’s Form 8-K current report filed on September 12, 2013).

10.16†
R&D Alliance Agreement dated December 19, 2005 by and between Ganial Immunotherapeutics, Inc. and VGX Pharmaceuticals, Inc., as amended by Novation and Amendment Agreement by and between VGX Pharmaceuticals, Inc., Ganial Immunotherapeutics, Inc., and Onconox (incorporated by reference to Exhibit 10.31 as filed with the registrant’s Registration Statement on Form S-4 (File No. 333-156035) on April 27, 2009).

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

10.36
Lease Agreement dated as of March 5, 2014 between Brandywine Operating Partnership L.P. and Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.36 as filed with the registrant's Form 10-K annual report for the year ended December 31, 2014 filed on March 17, 2014).

10.37	Intentionally omitted.

10.38	Intentionally omitted.

10.39+
Employment Agreement dated December 10, 2009 between Inovio Pharmaceuticals, Inc. and Mark L. Bagarazzi (incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-K report for the year ended December 31, 2011 filed on March 15, 2012).

10.40+
Collaborative Development and License Agreement dated October 7, 2011 between VGX International, Inc. and Inovio Pharmaceuticals, Inc., as amended by First Amendment dated August 21, 2013, and Second Amendment dated October 7, 2013 (incorporated by reference to Exhibit 10.1 as filed with the registrant’s Form 10-Q quarterly report for the quarter ended September 30, 2011 filed on November 7, 2011).

Exhibit Number	Description of Document

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

10.45+
Second Amendment to Employment Agreement dated November 7, 2014 by and between Inovio Pharmaceuticals, Inc. and Dr. Mark Bagarazzi (incorporated by reference to Exhibit 10.1 of the registrant's Form 10-Q quarterly report for the quarter ended September 30, 2014 filed on November 10 , 2014).

10.46+
Second Amendment to Employment Agreement dated November 7, 2014 by and between Inovio Pharmaceuticals, Inc. and Peter Kies (incorporated by reference to Exhibit 10.2 of the registrant's Form 10-Q quarterly report for the quarter ended September 30, 2014 filed on November 10 , 2014).

10.47+
Second Amendment to Employment Agreement dated November 7, 2014 by and between Inovio Pharmaceuticals, Inc. and Dr. Niranjan Sardesai (incorporated by reference to Exhibit 10.3 of the registrant's Form 10-Q quarterly report for the quarter ended September 30, 2014 filed on November 10 , 2014).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2015.

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

Signature	Title	Date

/s/ J. JOSEPH KIM	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2015
J. Joseph Kim

/s/ AVTAR DHILLON	Chairman of the Board of Directors	March 13, 2015
Avtar Dhillon

/s/ PETER KIES	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 13, 2015
Peter Kies

/s/ SIMON X. BENITO	Director	March 13, 2015
Simon X. Benito

/s/ ANGEL CABRERA	Director	March 13, 2015
Angel Cabrera

/s/ MORTON COLLINS	Director	March 13, 2015
Morton Collins

/s/ ADEL MAHMOUD	Director	March 13, 2015
Adel Mahmoud

/s/ NANCY J. WYSENSKI	Director	March 13, 2015
Nancy J. Wysenski

INOVIO PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Inovio Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Inovio Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inovio Pharmaceuticals, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Inovio Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
March 13, 2015

Inovio Pharmaceuticals, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$40,543,982	$33,719,796
Short-term investments	53,075,974	18,905,608
Accounts receivable	2,804,207	3,301,563
Prepaid expenses and other current assets	797,973	637,433
Prepaid expenses from affiliated entity	1,382,375	2,057,350
Deferred tax asset	342,573	61,839
Total current assets	98,947,084	58,683,589
Restricted cash	—	100,762
Fixed assets, net	4,583,204	2,886,545
Investment in affiliated entity	12,340,811	9,664,587
Intangible assets, net	4,776,059	5,718,778
Goodwill	10,113,371	10,113,371
Common stock warrants	550,000	717,500
Other assets	474,568	402,075
Total assets	$131,785,097	$88,287,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,383,170	$5,444,508
Accounts payable and accrued expenses due to affiliated entity	28,407	522,255
Accrued clinical trial expenses	2,007,432	1,446,180
Common stock warrants	2,022,729	19,540,583
Deferred revenue	3,187,223	1,624,388
Deferred revenue from affiliated entity	394,791	388,542
Total current liabilities	14,023,752	28,966,456
Deferred revenue, net of current portion	173,779	1,997,333
Deferred revenue from affiliated entity, net of current portion	836,694	1,211,694
Deferred rent	4,709,229	3,013,263
Deferred tax liabilities	504,049	195,778
Total liabilities	20,247,503	35,384,524
Commitments and contingencies
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Preferred stock—par value $0.001; Authorized shares: 10,000,000, issued and outstanding shares: 23 at December 31, 2014 and 26 at December 31, 2013	—	—
Common stock—par value $0.001; Authorized shares: 600,000,000 at December 31, 2014 and December 31, 2013, issued and outstanding: 60,741,082 at December 31, 2014 and 52,576,390 at December 31, 2013	60,741	52,577
Additional paid-in capital	443,327,915	348,267,389
Accumulated deficit	(331,910,290)	(295,788,577)
Accumulated other comprehensive loss	(251,390)	(76,365)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	111,226,976	52,455,024
Non-controlling interest	310,618	447,659
Total stockholders’ equity	111,537,594	52,902,683
Total liabilities and stockholders’ equity	$131,785,097	$88,287,207
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31,
	2014	2013	2012
Revenues:
Revenue under collaborative research and development arrangements	$7,416,568	$9,239,547	$82,536
Revenue under collaborative research and development arrangements with affiliated entity	479,464	425,000	577,467
Grants and miscellaneous revenue	2,560,734	3,802,799	3,458,649
Total revenues	10,456,766	13,467,346	4,118,652
Operating expenses:
Research and development	34,095,039	21,368,604	17,984,825
General and administrative	15,857,688	13,643,074	10,778,359
Gain on sale of assets	—	(2,000,000)	(1,151,000)
Total operating expenses	49,952,727	33,011,678	27,612,184
Loss from operations	(39,495,961)	(19,544,332)	(23,493,532)
Other income (expense):
Interest and other income, net	331,461	132,214	166,113
Change in fair value of common stock warrants	348,143	(45,632,669)	1,982,620
Gain (Loss) on investment in affiliated entity	2,676,224	(1,038,745)	1,631,819
Net loss	(36,140,133)	(66,083,532)	(19,712,980)
Net loss attributable to non-controlling interest	18,420	55,084	44,025
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(36,121,713)	$(66,028,448)	$(19,668,955)
Net loss per common share attributable to Inovio Pharmaceuticals, Inc. stockholders
Basic	$(0.61)	$(1.43)	$(0.58)
Diluted	$(0.64)	$(1.43)	$(0.58)
Weighted average number of common shares outstanding used in per share calculations:
Basic	59,127,349	46,087,773	34,127,312
Diluted	59,408,252	46,087,773	34,127,312
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year ended December 31,
	2014	2013	2012
Net loss	$(36,140,133)	$(66,083,532)	$(19,712,980)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,689)	118	1,984
Unrealized (loss) gain on short-term investments	(173,336)	(149,845)	35,985
Comprehensive loss	$(36,315,158)	$(66,233,259)	$(19,675,011)
Comprehensive loss attributable to non-controlling interest	18,420	55,084	44,025
Comprehensive loss attributable to Inovio Pharmaceuticals, Inc.	$(36,296,738)	$(66,178,175)	$(19,630,986)

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2011	26	—	33,742,282	$33,743	$257,336,932	$(210,091,174)	$35,393	$546,768	$47,861,662
Issuance of common stock for cash, net of financing costs of $164,695	—	—	2,336,153	2,336	5,322,805	—	—	—	5,325,141
Stock-based compensation	—	—	—	—	1,345,613	—	—	—	1,345,613
Net loss attributable to common stockholders	—	—	—	—	—	(19,668,955)	—	(44,025)	(19,712,980)
Unrealized gain on short-term investments	—	—	—	—	—	—	35,985	—	35,985
Foreign currency translation adjustments	—	—	—	—	—	—	1,984	—	1,984
Balance at December 31, 2012	26	—	36,078,435	$36,079	$264,005,350	$(229,760,129)	$73,362	$502,743	$34,857,405
Issuance of common stock and warrants for cash, net of financing costs of $783,000	—	—	6,844,317	6,844	14,267,975	—	—	—	14,274,819
Fair value of common stock warrants issued in connection with equity financing	—	—	—	—	(5,968,244)	—	—	—	(5,968,244)
Issuance of common stock for cash, net of financing costs of $585,000	—	—	3,925,167	3,925	18,920,931	—	—	—	18,924,856
Exercise of stock options and warrants for cash	—	—	5,712,439	5,713	19,802,519	—	—	—	19,808,232
Cashless exercise of warrants	—		16,032	16	(16)	—	—	—	—
Change in classification of warrants from liability to equity due to exercise	—	—	—	—	35,370,529	—	—	—	35,370,529
Stock-based compensation	—	—	—	—	1,868,345	—	—	—	1,868,345
Net loss attributable to common stockholders	—	—	—	—	—	(66,028,448)	—	(55,084)	(66,083,532)
Unrealized loss on short-term investments	—	—	—	—	—	—	(149,845)	—	(149,845)
Foreign currency translation adjustments	—	—	—	—	—	—	118	—	118
Balance at December 31, 2013	26	—	52,576,390	$52,577	$348,267,389	$(295,788,577)	$(76,365)	$447,659	$52,902,683
Issuance of shares related to reverse stock split	—	—	6,378	6	57,181	—	—	—	57,187
Issuance of common stock for cash, net of financing costs of $4.0 million	—	—	5,452,725	5,453	59,203,729	—	—	—	59,209,182
Conversions of preferred stock to common stock	(3)	—	1,103	1	(1)	—	—	—	—
Acquisition of non-controlling interest	—	—	—	—	118,621	—	—	(118,621)	—
Exercise of stock options and warrants for cash	—	—	2,689,868	2,689	13,249,854	—	—	—	13,252,543
Cashless exercise of warrants	—	—	14,618	15	(15)	—	—	—	—
Change in classification of warrants from liability to equity due to exercise	—	—	—	—	17,002,211	—	—	—	17,002,211
Stock-based compensation	—	—	—	—	5,428,946	—	—	—	5,428,946
Net loss attributable to common stockholders	—	—	—	—	—	(36,121,713)	—	(18,420)	(36,140,133)
Unrealized loss on short-term investments	—	—	—	—	—	—	(173,336)	—	(173,336)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,689)	—	(1,689)
Balance at December 31, 2014	23	—	60,741,082	$60,741	$443,327,915	$(331,910,290)	$(251,390)	$310,618	$111,537,594
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(36,140,133)	$(66,083,532)	$(19,712,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	626,554	328,752	173,750
Amortization of intangible assets	942,719	1,770,537	1,821,170
Change in value of common stock warrants	(348,143)	45,632,669	(1,982,620)
Stock-based compensation	5,428,946	1,868,345	1,345,613
Issuance of shares in connection with reverse stock split	57,187	—	—
Amortization of premiums on investments	54,534	—	—
Interest income accrued on short-term investments	—	(484)	(1,147)
Deferred taxes	27,537	32,274	22,806
Deferred rent	762,616	410,187	(15,799)
Transaction costs associated with issuance of warrants	—	315,970	—
Loss on short-term investments	33,990	38,950	—
Loss on disposal of fixed assets	2,959	1,822	—
(Gain) Loss on investment in affiliated entity	(2,676,224)	1,038,745	(1,631,819)
Gain on sale of intangible assets	—	(2,000,000)	(1,151,000)
Changes in operating assets and liabilities:
Accounts receivable	499,176	(2,471,130)	(362,524)
Accounts receivable from affiliated entity	(1,820)	36,234	2,172
Prepaid expenses and other current assets	(160,540)	(229,705)	363,584
Prepaid expenses and other current assets from affiliated entity	674,975	(1,401,258)	(445,981)
Restricted cash	100,762	(352)	(351)
Other assets	(72,493)	26,793	(14,794)
Accounts payable and accrued expenses	1,487,072	2,164,045	(790,844)
Accounts payable and accrued expenses due to affiliated entity	(493,848)	334,980	166,931
Deferred revenue	(260,719)	3,179,721	282,048
Deferred revenue from affiliated entity	(368,751)	(375,000)	(375,000)
Net cash used in operating activities	(29,823,644)	(15,381,437)	(22,306,785)
Cash flows from investing activities:
Purchases of investments	(47,185,945)	(15,399,495)	(9,142,220)
Maturities of investments	12,753,719	4,339,577	14,008,771
Purchases of capital assets	(1,379,980)	(176,925)	(240,986)
Proceeds from sale of intangible assets	—	2,000,000	650,000
Net cash (used in) provided by investing activities	(35,812,206)	(9,236,843)	5,275,565
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	59,209,182	32,883,705	5,325,141
Proceeds from stock option and warrant exercises	13,252,543	19,808,232	—
Net cash provided by financing activities	72,461,725	52,691,937	5,325,141
Effect of exchange rate changes on cash and cash equivalents	(1,689)	118	1,984
Increase (Decrease) in cash and cash equivalents	6,824,186	28,073,775	(11,704,095)
Cash and cash equivalents, beginning of period	33,719,796	5,646,021	17,350,116
Cash and cash equivalents, end of period	$40,543,982	$33,719,796	$5,646,021

Supplemental disclosure of non-cash activities
Lease incentive recorded as fixed assets and deferred rent	$933,000	$2,538,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company

Inovio Pharmaceuticals, Inc. (the “Company” or “Inovio”), a clinical stage biopharmaceutical company, develops active DNA immunotherapies and vaccines in combination with proprietary electroporation delivery devices to prevent and treat cancers and infectious diseases.  Inovio’s synthetic products are based on the Company’s SynCon® design.  The Company has completed, current or planned clinical programs of its proprietary SynCon® products for HPV-caused pre-cancers and cancers, influenza, prostate cancer, breast/lung/pancreatic cancer, hepatitis C virus (HCV), hepatitis B virus (HBV), HIV, and Ebola.  The Company's partners and collaborators include F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”), University of Pennsylvania, Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, National Institute of Allergy and Infectious Diseases (“NIAID”), United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”),  Defense Advanced Research Projects Agency (“DARPA”) and MedImmune, LLC.  Inovio is incorporated in Delaware.

2. Summary of Significant Accounting Policies
Basis of Presentation
Inovio incurred a net loss of $36.1 million for the year ended December 31, 2014. Inovio had working capital of $84.9 million and an accumulated deficit of $331.9 million as of December 31, 2014. The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Inovio be unable to continue in business. Inovio’s consolidated financial statements as of and for the year ended December 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has evaluated subsequent events after the balance sheet date through the date it issued these financial statements.
Consolidation
These consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. In conjunction with the acquisition in June 2009 of VGX Pharmaceuticals (the “Merger”), the Company acquired a majority interest in VGX Animal Health and certain shares in GeneOne Life Sciences (formerly VGX International, Inc.) (“GeneOne”) (a publicly-traded company in South Korea). The Company consolidates Genetronics, Inc., VGX Pharmaceuticals and its subsidiary VGX Animal Health and records a non-controlling interest for the 9% of VGX Animal Health it does not own as of December 31, 2014 and 2013. The Company's investment in GeneOne, which is recorded as investment in affiliated entity within the consolidated balance sheets is accounted for at fair value on a recurring basis, with changes in fair value recorded on the consolidated statements of operations within gain (loss) on investment in affiliated entity. All intercompany accounts and transactions have been eliminated upon consolidation.
Variable Interest Entities
In June 2009, the FASB issued authoritative guidance that requires companies to perform a qualitative analysis to determine whether a variable interest in another entity represents a controlling financial interest in a variable interest entity. A controlling financial interest in a variable interest entity is characterized by having both the power to direct the most significant activities of the entity and the obligation to absorb losses or the right to receive benefits of the entity. This guidance also requires on-going reassessments of variable interests based on changes in facts and circumstances. This guidance became effective for fiscal years beginning after November 15, 2009. The Company adopted the provisions of the guidance in the first quarter of 2010 and determined that none of the entities with which the Company currently conducts business and collaborations are variable interest entities, except VGXI (a wholly-owned subsidiary of GeneOne) and Plumbline Life Sciences (see Note 15). The Company determined that they are not the primary beneficiary as they do not have voting control or other forms of control over the operations and decision making and therefore are not required to consolidate VGXI or Plumbline Life Sciences. The Company continues to assess its variable interests and has determined that no significant changes have occurred as of December 31, 2014.

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
Fair value of Financial Instruments
The Company’s financial instruments consist principally of cash equivalents, short-term investments, investment in affiliated entity and common stock warrants. The carrying amounts of cash equivalents approximate the related fair values due to the short-term maturities of these instruments. Investments consist of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of consolidated stockholders’ equity. The Company’s investment in affiliated entity is accounted for at fair value on a recurring basis, with changes in fair value recorded on the consolidated statements of operations within gain (loss) from investment in affiliated entity. The estimated fair value of the common stock warrants is determined by using the Black-Scholes pricing model as of December 31, 2014, as discussed in Note 5.
Cash and Cash Equivalents
Cash equivalents are considered by the Company to be highly liquid investments purchased with original maturities of three months or less from the date of purchase. Cash and cash equivalents include certain money market accounts at December 31, 2014 and 2013.
Restricted Cash
Restricted cash at December 31, 2013 consisted of a certificate of deposit with a term of 90 days which was pledged as collateral with a financial institution. The certificate of deposit has been classified as held-to-maturity and is accounted for at amortized cost which approximates fair value. The certificate of deposit and accrued interest automatically renewed at each maturity date until the agreement was terminated in 2014.
Investments
The Company defines investments as income yielding securities that can be readily converted into cash. Investments include mutual funds and United States corporate debt securities at December 31, 2014 and mutual funds, and municipal bonds at December 31, 2013.
Accounts Receivable
Accounts receivable are recorded at invoiced amounts and do not bear interest. Inovio performs ongoing credit evaluations of our customers’ financial condition. Credit is extended to customers as deemed necessary and generally does not require collateral. Management believes that the risk of loss is significantly reduced due to the quality and financial position of our customers. No allowance for doubtful accounts was deemed necessary at December 31, 2014 and 2013.

Fixed Assets
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the remaining term of the related leases or the estimated economic useful lives of the improvements. Repairs and maintenance are expensed as incurred.

Long-Lived Assets
All long-lived assets are reviewed for impairment in value when changes in circumstances dictate, based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current earnings, to the extent the carrying amount of an asset exceeds its estimated fair value determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets. The Company has not recognized any losses on long-lived assets through December 31, 2014.
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
Historically the Company has recorded patents at cost and amortized these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent cost consists of the consideration paid for patents and related legal costs. Effective June 1, 2009, in connection with the acquisition of VGX, all new patent costs are being expensed as incurred. Patent cost capitalized as of June 1, 2009 will continue to be amortized over the expected life of the patent. License costs are recorded based on the fair value of consideration paid and amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement to the extent the license has an alternative future use. As of December 31, 2014 and 2013, the Company’s intangible assets resulting from the acquisition of VGX and Inovio AS, and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $4.8 million and $5.7 million, respectively.
The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company assesses potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company’s judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, the Company will reduce the carrying value of the intangible asset to fair value. While current and historical operating and cash flow losses are potential indicators of impairment, the Company believes the future cash flows to be received from its intangible assets will exceed the intangible assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2014.
Goodwill is reviewed for impairment at least annually at November 30, or more frequently if an event occurs indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment as of November 30, 2014, identifying no impairment.
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
Valuation allowances against the Company’s deferred tax assets were $75.4 million and $61.1 million at December 31, 2014 and 2013, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.
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
The following tables reconcile the components of the numerator and denominator included in the calculations of diluted loss per share:

	Year Ended December 31,
	2014	2013	2012
Numerator
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(36,121,713)	$(66,028,448)	$(19,668,955)
Reflect adjustment for decrease in fair value of warrant liability	(2,181,203)	—	—
Numerator for use in diluted loss per share	$(38,302,916)	$(66,028,448)	$(19,668,955)

Denominator
Weighted average number of common shares outstanding	59,127,349	46,087,773	34,127,312
Effect of dilutive potential common shares from warrants	280,903	—	—
Denominator for use in diluted loss per share	59,408,252	46,087,773	34,127,312

Net loss per share, diluted	$(0.64)	$(1.43)	$(0.58)

The following table summarizes potential common shares that were excluded from diluted net loss per share calculation because of their anti-dilutive effect:

	Year Ended December 31,
	2014	2013	2012
Options to purchase common stock	4,840,514	4,134,530	4,064,361
Warrants to purchase common stock	727,969	3,514,815	5,398,461
Convertible preferred stock	8,456	9,559	9,559
Total	5,576,939	7,658,904	9,472,381

Leases
Leases are classified as either capital or operating leases. Leases which transfer substantially all of the benefits and risks incidental to the ownership of assets are accounted for as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases. Inovio’s Plymouth Meeting, PA headquarters, Blue Bell, PA and San Diego, CA facility leases, which have escalating payments, are expensed on a straight-line basis over the term of the lease. The allowance provided by the lessor for leasehold improvements are considered tenant incentives and are amortized on a straight-line basis over the term of the lease. These leases represent the primary expense and commitment as indicated in Note 11 “Commitments”. Other leases exist for office machinery, such as copiers, wherein lease expense is recorded as incurred.
Stock-Based Compensation
The Company recognizes compensation expense for all share-based awards made to employees, directors, and non-employees. Inovio estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of assumptions, including the expected stock price volatility and expected option life. Inovio measures the fair value of employee and director awards at the date of grant. For non-employee awards, Inovio measures the fair value at each reporting period. All option grants are amortized over the requisite service period of the awards on a straight-line basis. Expected volatility is based on historical volatility. The expected life of options granted is based on historical expected life. The risk-free interest rate is based on the United States Treasury yield in effect at the time of grant with maturities appropriate for the expected term of the stock option. The forfeiture rate is based on historical data and Inovio records stock-based compensation expense only for those awards that are expected to vest. The dividend yield is based on the fact that no dividends have been paid on common stock historically, and none are currently expected to be paid.
Weighted average assumptions used in the Black-Scholes model for employees and directors are presented below:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.47%	0.41%	0.36%
Expected volatility	109%	111%	131%
Expected life in years	5	4	4
Dividend yield	—	—	—
Forfeiture rate	8%	8%	8%

Assumptions used in the Black-Scholes model for non-employees are presented below:

Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.52%-2.73%	0.84% – 1.52%	0.67% – 0.83%
Expected volatility	104%-115%	102%-113%	103%-117%
Expected life in years	7-10	7-10	7-10
Dividend yield	—	—	—

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
ASU, No. 2014-09- In May 2014, the FASB issued an ASU, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its financial statements and related disclosures.

3. Collaborative Agreements
In September 2013, the Company entered into a Collaborative, License, and Option Agreement (the “Agreement”) with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”). Under the Agreement, the Company and Roche will co-develop multi-antigen DNA immunotherapies targeting prostate cancer and hepatitis B (the “Products”).
On November 14, 2014, Roche provided notice that they would be partially terminating the Agreement with respect to the development of INO-5150, the Company’s DNA immunotherapy targeting prostate cancer, as well as the research collaboration in prostate cancer under the Agreement. The termination is effective 90 days after the date of notice, which occurred in February 2015. All of Roche’s rights to INO-5150, including the right to license the product to other parties, will be returned to the Company. The Company and Roche will continue to collaborate and co-develop the Company’s DNA immunotherapy (INO-1800) against hepatitis B virus under the existing license under the Agreement.
Under the original agreement, Roche acquired an exclusive worldwide license for the Company's DNA-based vaccines INO-5150 (targeting prostate cancer) and INO-1800 (targeting hepatitis B) as well as the use of the Company's CELLECTRA® electroporation technology for delivery of the vaccines. Roche also obtained an option to license additional vaccines in connection with a collaborative research program in prostate cancer.
Under the terms of the Agreement, Roche made an upfront payment of $10 million and has agreed to make additional development, regulatory and commercial event based payments. These potential future event based payments have been reduced significantly due to the partial termination of the Agreement. The Company has assessed event based payments under the revised authoritative guidance for research and development milestones and determined that $3.0 million related to INO-1800 represents a milestone under the milestone method of accounting. No event based payments or milestones were achieved during the periods presented.
The Company is entitled to receive up to mid-single to double-digit tiered royalties on product sales. Unless terminated earlier in accordance with its terms, the Agreement continues in effect until the date when no royalty or other payment obligations under the Agreement are or will become due, i.e., a royalty term ending on the later of the date that is (a) ten years after the date of the first commercial sale of the product that is subject to the Agreement or (b) the expiration of the last to expire of the patent rights that are subject to the Agreement. Under the terms of the Agreement the Company also agreed to perform certain research and development and manufacturing and supply services, at Roche's expense.
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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is considered fixed and determinable and is not contingent upon the delivery of additional items or meeting other specified performance conditions. Based on the results of the Company's analysis, the $10 million up-front payment was allocated as follows: $5.0 million and $3.4 million to the license to INO-5150 and INO-1800, respectively, $1.5 million to the Option Right and $155,000 to the Joint Steering Committee obligation. The amounts allocated to the licenses for INO-5150 and INO-1800 were recognized as revenue under collaborative research and development arrangements during the year ended December 31, 2013 as these were determined to be earned upon the granting of the license and delivery of the related knowledge and data. Due to the Company's continuing involvement obligations, the remaining amounts were classified as deferred revenue as of December 31, 2013. The Company will recognize revenues associated with research and development services and manufacturing and drug supply as revenues under collaborative arrangements as the related services are performed and according to the relative selling price method of the allocable arrangement consideration. During the year ended December 31, 2014, the Company recognized revenues of $7.4 million from Roche, of which $6.1 million was allocated to the licenses and $1.3 million to research and development services and manufacturing, respectively. During the year ended December 31, 2013, the Company recognized revenues of $9.2 million from Roche, of which $9.1 million was allocated to the licenses and $84,000 to research and development services and manufacturing, respectively. As of December 31, 2014 and 2013, the Company has a deferred revenue balance of $3.2 million and $3.4 million, respectively, related to the Roche Agreement.
The Company has entered into various Collaborative Development and License Agreements with GeneOne (formerly VGX International Inc.) as discussed in Note 15. Under these Agreements, the Company may receive future event based payments upon approval of an investigational new drug application (IND) and/or initiation of clinical trials and future net sales. These future event based payments do not meet the criteria of a milestone in accordance with the authoritative guidance as they are solely based on the performance of the collaborators.

4. Investments
Investments consist of mutual funds and United States corporate debt securities at December 31, 2014 and of mutual funds, and municipal bonds at December 31, 2013. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive loss until realized. Realized gains and losses are included in non-operating other income (expense) on the statement of operations and are derived using the specific identification method for determining the cost of the securities sold.  During the years ended December 31, 2014 and 2013, net realized loss on investments of $34,000 and $39,000 was recorded, respectively. Interest and dividends on investments classified as available-for-sale are included in interest and other income, net, in the consolidated statements of operations. As of December 31, 2014, the Company had 35 available-for-sale securities in a gross unrealized loss position of which 5 were in such position for longer than 12 months. There were no impairments considered to be other-than-temporary as the Company has the ability and intent to hold the securities until recovery of the cost basis.
The following is a summary of short-term investments as of December 31, 2014 and 2013:

		As of December 31, 2014
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$29,487,758	$2,667	$(216,790)	$29,273,635
US corporate debt securities	Less than 2	23,839,606	70	(37,337)	23,802,339
Total investments		$53,327,364	$2,737	$(254,127)	$53,075,974

		As of December 31, 2013
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$18,178,518	$—	$(78,614)	$18,099,904
Municipal bonds	Less than 1	805,144	560	—	805,704
Total investments		$18,983,662	$560	$(78,614)	$18,905,608

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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the years ended December 31, 2014 and 2013.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014:

	Fair Value Measurements at
	December 31, 2014
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Unobservable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$36,474,066	$36,474,066	$—	$—
Mutual funds	29,273,635	—	29,273,635	—
US corporate debt securities	23,802,339	—	23,802,339	—
Investment in affiliated entity	12,340,811	12,340,811	—	—
Common stock warrants	550,000	—	—	550,000
Total Assets	$102,440,851	$48,814,877	$53,075,974	$550,000
Liabilities:
Common stock warrants	$2,022,729	$—	$—	$2,022,729
Total Liabilities	$2,022,729	$—	$—	$2,022,729

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013:

	Fair Value Measurements at
	December 31, 2013
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Unobservable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$26,852,560	$26,852,560		$—
Mutual funds	18,099,904	—	18,099,904	—
Municipal bonds	805,704	—	805,704	—
Investment in affiliated entity	9,664,587	9,664,587	—	—
Common stock warrants	717,500	—	—	717,500
Total Assets	$56,140,255	$36,517,147	$18,905,608	$717,500
Liabilities:
Common stock warrants	$19,540,583	$—	$—	$19,540,583
Total Liabilities	$19,540,583	$—	$—	$19,540,583

Level 1 assets include money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investment in GeneOne (formerly VGX International Inc.), for which the fair value is based on the market value of 8,220,775 common shares on December 31, 2014 and 2013, listed on the Korean Stock Exchange. The Company accounts for its investment at fair value on a recurring basis.
Level 2 assets at December 31, 2014 include US corporate debt securities and mutual funds held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs for all of mutual funds from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing their assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
Level 3 assets at December 31, 2014 include two warrants received by the Company to purchase shares of common stock of OncoSec Medical Incorporated (“OncoSec”), in connection with the first and second amendments to the Asset Purchase Agreement between the Company and OncoSec signed in September 2011 and March 2012, respectively. The first warrant to purchase 1,000,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $1.20 per share. The second warrant to purchase 3,000,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $1.00 per share.
As of December 31, 2014 the Company has a long-term asset of approximately $550,000 associated with the warrants received to purchase common stock of OncoSec. The Company valued the warrants received in March 2012 as of the issuance date using the Black Scholes pricing model and recorded a $501,000 gain on sale of assets within the consolidated statement of operations. Inputs used in the pricing model include estimates of OncoSec stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on publicly available historical data and knowledge of OncoSec. The Company reassesses the fair value of the warrants at each reporting date. The assumptions used to estimate the fair values of the OncoSec common stock warrants at December 31, 2014 and 2013 are presented below:

	Year Ended December 31,
	2014	2013
Risk-free interest rate	0.67%	0.78%
Expected volatility	90%	85%
Expected life in years	1.75-2.25	2.75-3.25
Dividend yield	—	—

As a result of these calculations, the Company recorded a (decrease) increase in fair value of the two warrants of $(168,000), $450,000 and $(334,000) for the years ended December 31, 2014, 2013 and 2012, respectively. The change in fair value is reflected in the Company's consolidated statement of operations as a component of change in fair value of common stock warrants.
The following table presents a summary of changes in fair value of the Company’s total Level 3 financial assets for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Balance at beginning of year	$717,500	$267,200
(Decrease) Increase in fair value included in change in fair value of common stock warrants	(167,500)	450,300
Balance at end of year	$550,000	$717,500

Level 3 liabilities held as of December 31, 2014 consist of common stock warrant liabilities associated with warrants to purchase the Company's common stock issued in March 2013. If unexercised, the warrants will expire in September 2018. Level 3 liabilities held as of December 31, 2013 consist of common stock warrant liabilities associated with warrants to purchase the Company's common stock issued in July 2009, January 2011 and March 2013.
During the year ended December 31, 2014, warrants to purchase 2,419,425 shares of common stock were exercised.
As of December 31, 2014 the Company has a $2.0 million common stock warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. The assumptions used to estimate the fair values of common stock warrants at December 31, 2014 and 2013 are presented below:

	Year Ended December 31,
	2014	2013
Risk-free interest rate	1.1%	0.1%-1.8%
Expected volatility	81%	90%-112%
Expected life in years	3.70	.50-4.70
Dividend yield	—	—
Changes in these assumptions as well as in the Company's stock price on the valuation date can have a significant impact on the fair value of the common stock warrant liability. As a result of these calculations, the Company recorded a (decrease)increase in fair value of $(516,000), $46.1 million and $(2.3) million for the years ended December 31, 2014, 2013 and 2012, respectively. The significant change in fair value was primarily due to the change in the Company's stock price during the period. The change in fair value is reflected in the Company's consolidated statement of operations as a component of change in fair value of common stock warrants. Warrants that were exercised during the period were revalued on the day prior to exercise and then reclassified into stockholders' equity upon exercise.
The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Balance at beginning of year	$19,540,583	$2,859,899
Record fair value of warrants issued in March 2013 financing	—	5,968,244
(Decrease) Increase in fair value included in change in fair value of common stock warrants	(515,643)	46,082,969
Change in classification from liability to stockholders' equity due to warrant exercises	(17,002,211)	(35,370,529)
Balance at end of year	$2,022,729	$19,540,583

6. Major Customers and Concentration of Credit Risk

Customer	2014	% of Total Revenue	2013	% of Total Revenue	2012	% of Total Revenue
Roche	$7,357,346	70%	$9,181,759	68%	$—	—%
NIAID	1,229,084	12	2,090,939	16	2,831,115	69
GeneOne (affiliated entity)	479,464	5	425,000	3	577,467	14
NIH Research Project Grant	694,457	6	152,499	1	—	—
All other	696,415	7	1,617,149	12	710,070	17
Total Revenue	$10,456,766	100%	$13,467,346	100%	$4,118,652	100%

During the years ended December 31, 2014, 2013 and 2012, the Company recognized revenue from various license fees, collaborative research and development agreements, grants and government contracts. As of December 31, 2014, $2.3 million or 82% and $190,000 or 7% of accounts receivable was attributed to Roche and the NIAID, respectively. As of December 31, 2013, $2.6 million or 79% and $382,000 or 12% of accounts receivable was attributed to Roche and the NIAID, respectively.
There is minimal credit risk with these customers based upon collection history, their size and financial condition. Accordingly, the Company does not consider it necessary to record a reserve for uncollectible accounts receivable.

7. Fixed Assets
Fixed assets at December 31, 2014 and 2013 consist of the following:

	Cost	Accumulated Depreciation and Amortization	Net Book Value
As of December 31, 2014
Machinery, equipment and office furniture	$3,579,549	$(2,134,687)	$1,444,862
Leasehold improvements	3,545,011	(406,669)	3,138,342
	$7,124,560	$(2,541,356)	$4,583,204
As of December 31, 2013
Machinery, equipment and office furniture	$2,381,033	$(1,807,706)	$573,327
Leasehold improvements	2,420,940	(107,722)	2,313,218
	$4,801,973	$(1,915,428)	$2,886,545

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $627,000, $329,000 and $174,000, respectively. The Company determined that the carrying value of these long-lived assets was not impaired for the periods presented.

8. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		December 31, 2014			December 31, 2013
	Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill(a)		$10,113,371	$—	$10,113,371	$10,113,371	$—	$10,113,371
Amortizing:
Patents	8 – 17	5,802,528	(5,358,433)	444,095	5,802,528	(5,128,227)	674,301
Licenses	8 – 17	1,323,761	(1,104,366)	219,395	1,323,761	(1,075,617)	248,144
CELLECTRA®(b)	5 – 11	8,106,270	(5,970,866)	2,135,404	8,106,270	(5,543,786)	2,562,484
GHRH(b)	11	335,314	(176,899)	158,415	335,314	(145,215)	190,099
Other(c)	18	4,050,000	(2,231,250)	1,818,750	4,050,000	(2,006,250)	2,043,750
Total intangible assets		19,617,873	(14,841,814)	4,776,059	19,617,873	(13,899,095)	5,718,778
Total goodwill and intangible assets		$29,731,244	$(14,841,814)	$14,889,430	$29,731,244	$(13,899,095)	$15,832,149

(a)	Goodwill was recorded from the Inovio AS acquisition in January 2005 and from the acquisition of VGX in June 2009 for $3.9 million and $6.2 million, respectively.

(b)	CELLECTRA® and GHRH are developed technologies which were recorded from the acquisition of VGX.

(c)	Other intangible assets represent the fair value of acquired intellectual property from the Inovio AS acquisition.
Aggregate amortization expense on intangible assets was $0.9 million, $1.8 million and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense related to intangible assets at December 31, 2014 for each of the next five fiscal years and beyond is expected to be incurred as follows:

2015	$870,200
2016	816,321
2017	775,331
2018	772,918
2019	772,918
Thereafter	768,371
$4,776,059

There were no impairment or impairment indicators present and no losses were recorded during the years ended December 31, 2014, 2013 and 2012, respectively.

9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at December 31, 2014 and 2013 consist of the following:

	As of December 31,
	2014	2013
Trade accounts payable	$2,003,091	$1,865,723
Accrued compensation	2,982,090	2,586,806
Other accrued expenses	1,397,989	991,979
	$6,383,170	$5,444,508

10. Stockholders’ Equity

Reverse Stock Split
On June 5, 2014, the Company implemented a 4-for-1 reverse stock split. All share information contained within this report, including the accompanying consolidated financial statements and footnotes, have been retroactively adjusted to reflect the effects of the reverse stock split.

Preferred Stock

			Outstanding as of December 31,
	Authorized	Issued	2014	2013
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	23	26
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	—	—
During the year ended December 31, 2014, 3 shares of the Company's Series C preferred stock were converted into 1,103 shares of the Company's common stock. There were no changes in the number of outstanding shares of our preferred stock for the years ended December 31, 2013 or 2012.
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
(ii) the Daily Market Price (as defined in the applicable Certificates of Designations, Rights and Preferences) of the common stock crosses a specified pricing threshold for twenty of the thirty consecutive trading days prior to the date the Company provides notice of conversion to the holders; and
(iii) the average daily trading volume (subject to adjustment for stock dividends, subdivisions and combinations) of the common stock for at least twenty of the thirty consecutive trading days prior to the date the Company provides notice of conversion to the holders exceeds 6,250 shares.
As of December 31, 2014, outstanding shares of the Series C Preferred Stock were convertible into 8,456 shares of our common stock at a conversion price of $27.20 per share, and the applicable Daily Market Price of the common stock for triggering mandatory conversion equaled $72.00 per share.

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
In March 2013, the Company completed an underwritten offering of 6,844,317 shares of common stock and warrants to purchase an aggregate of up to 3,422,158 shares of common stock. The shares and warrants were sold in units at a price of $2.20 per unit, with each unit consisting of one share of common stock and a warrant to purchase 0.50 share of common stock at an exercise price of $3.1744 per share. The warrants have a term of five and one-half years. The net proceeds, after deducting the underwriters' discounts and other offering expenses, were approximately $14.0 million. The Company valued the registered warrants issued in connection with the March 2013 financing as of the issuance date using the Black Scholes pricing model and recorded a current liability on the consolidated balance sheet. As of December 31, 2014, 3,138,067 of these warrants had been exercised. Transaction costs associated with the issuance of the warrants were allocated by using the relative fair value approach. These transaction costs of $315,970 were immediately expensed and included as part of general and administrative expense in the Company's consolidated statement of operations for the year ended December 31, 2013.
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
During the year ended December 31, 2013, the Company sold a total of 3,925,167 shares of common stock under the Sales Agreement. The sales were made at a weighted average price of $4.96 per share with net proceeds to the Company of $18.9 million. As of December 31, 2013, the Company has exhausted all available proceeds under this Sales Agreement.
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

Warrants
The following table summarizes the warrants outstanding as of December 31, 2014 and 2013:

			As of December 31, 2014		As of December 31, 2013
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants	Common Stock Warrant Liability	Number of Warrants	Common Stock Warrant Liability
March 2013 financing	$3.17	September 12, 2018	284,091	$2,022,729	755,681	$7,859,085
January 2011 financing	$5.60	January 27, 2016	—	—	1,673,750	11,381,498
July 2009 financing	$13.52	July 1, 2014	—	—	83,334	300,000
Warrants assumed in June 2009 Merger	$ 4.08 - 5.12	August 1, 2015- April 28, 2016	727,969	—	1,002,052	—
Total			1,012,060	$2,022,729	3,514,817	$19,540,583

During the year ended December 31, 2014 and 2013, warrants to purchase 471,590 and 2,666,477 shares of the Company's common stock which were issued in connection with the March 2013 financing were exercised, with proceeds to the Company of $1.5 million and $8.5 million, respectively.

During the year ended December 31, 2014 and 2013, warrants to purchase 1,673,750 and 967,550 shares of the Company's common stock which were issued in connection with the January 2011 financing were exercised, with proceeds to the Company of $9.4 million and $5.4 million, respectively.

During the year ended December 31, 2014, warrants to purchase 274,083 shares of the Company's common stock which were assumed in the June 2009 Merger were exercised, with proceeds to the Company of $1.0 million.

In July 2014, warrants expired to purchase 83,334 shares of the Company's common stock issued in connection with the July 2009 financing.

During the year ended December 31, 2013, warrants to purchase 1,443,696 shares of the Company's common stock which were issued in connection with the December 2011 financing were exercised, with proceeds to the Company of $3.8 million.

During the year ended December 31, 2013, warrants expired to purchase 14,555 shares of the Company's common stock, which were assumed in the June 2009 Merger.

Stock Options
The Company has one active stock-based incentive plan, the Amended and Restated 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees. The Incentive Plan was adopted on March 31, 2007, approved by the stockholders on May 4, 2007, approved by the stockholders as amended on May 2, 2008, and approved by the stockholders as amended and restated on August 25, 2009, May 14, 2010 and May 22, 2014. On May 14, 2010 the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 500,000 and to provide that the aggregate number of shares available for grant under the Incentive Plan will be increased on January 1 of each year beginning in 2011 by a number of shares equal to the lesser of (1) 513,833 or (2) such lesser number of shares as may be determined by the Board. On May 22, 2014 the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 1,250,000. At December 31, 2014, the Incentive Plan reserves 4,742,831 shares of common stock for issuance as or upon exercise of incentive awards granted and to be granted at future dates. At December 31, 2014, the Company had 967,598 shares of common stock available for future grant under the Incentive Plan, and 60,000 shares of vested restricted stock and options to purchase 3,288,761 shares of common stock outstanding under the Incentive Plan. The awards granted and available for future grant under the Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The Incentive Plan terminates by its terms on March 31, 2017.
The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the Amended 2000 Stock Option Plan and the VGX Equity Compensation Plan, under which the Company had options to purchase 197,629 and 1,354,124 shares of common stock outstanding at December 31, 2014, respectively. The terms and conditions of the options outstanding under these plans remain unchanged.
Total compensation cost for our stock plans recognized in the consolidated statement of operations for the years ended December 31, 2014, 2013 and 2012 was $4.8 million, $1.2 million, and $1.2 million, respectively, of which $2.8 million, $550,000, and $555,000 was included in research and development expenses and $2.0 million, $605,000, and $638,000 was included in general and administrative expenses, respectively.
At December 31, 2014 and 2013, there was $5.3 million and $956,000 of total unrecognized compensation cost, respectively, related to unvested stock options, which is expected to be recognized over a weighted-average period of 2 years and 1.8 years respectively.
The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the years ended December 31, 2014, 2013 and 2012 was $585,000, $714,000 and $153,000, respectively. As of December 31, 2014, 937,517 non-employee options remained outstanding.
The following table summarizes total stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$0.00-$3.00	1,334,335	7.5	$2.21	846,872	2.24
$3.01-$6.00	1,625,862	3.2	$4.85	1,625,550	4.85
$6.01-$9.00	826,765	5.7	$7.08	641,781	6.58
$9.01-$12.00	184,839	6.5	$10.41	101,521	10.34
$12.01-$17.84	868,713	7.9	$13.08	330,124	13.29
	4,840,514	5.8	$6.19	3,545,848	5.48

At December 31, 2014, the aggregate intrinsic value of options outstanding was $18.1 million, the aggregate intrinsic value of options exercisable was $14.6 million, and the weighted average remaining contractual term of options exercisable was 4.7 years.
At December 31, 2014, 1,191,093 stock options are expected to vest.
Stock option activity under our stock option plans was as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2013	4,134,591	$4.84
Granted	1,140,859	11.52
Exercised	(294,442)	4.63
Cancelled	(140,494)	12.95
Balance, December 31, 2014	4,840,514	$6.19

The weighted average exercise price was $15.95 for the 70,517 options which expired during the year ended December 31, 2014, $5.32 for the 124,003 options which expired during the year ended December 31, 2013 and $7.32 for the 51,875 options which expired during the year ended December 31, 2012.
The weighted average grant date fair value per share was $11.52, $1.76 and $1.88 for options granted during the years ended December 31, 2014, 2013 and 2012, respectively.
The Company received $1.4 million, $1.6 million and $0 in proceeds from the exercise of stock options during the years ended December 31, 2014, 2013 and 2012, respectively. The aggregate intrinsic value of options exercised was $2.0 million, $2.5 million and $0 during the years ended December 31, 2014, 2013 and 2012, respectively.

11. Commitments
In March 2014, the Company entered into an office lease (the "Lease") for its corporate headquarters located at 600 W. Germantown Pike, Suite 100, in Plymouth Meeting, Pennsylvania, and occupied the new space in June 2014. The initial term of the Lease is 11.5 years. The Company intends to use the facility for office purposes. The base rent adjusts periodically throughout the 11.5 year term of the Lease, with monthly payments ranging from $0 to $58,000. In addition, the Company will pay the landlord for its share of operating expenses and a property management fee and have paid a security deposit of $49,000.
The lease required the lessor to complete and pay for certain improvements to the building before the commencement of the lease. The lessor completed these improvements worth approximately $933,000, which have been recorded as a leasehold improvement within fixed assets on the consolidated balance sheet, offset by a corresponding amount recorded in deferred rent.
The lease for the Company's former corporate headquarters in Blue Bell, Pennsylvania runs through June 30, 2017. The lease was amended in July 2014 to allow for the lessor the option to recapture all or a portion of the premises. In October 2014, the lessor exercised the option to recapture a portion of the premises. A minimal termination fee was recorded in 2014 and the monthly payments for the remaining space have been prorated to reflect the decrease in square footage. The facility was not completely vacated as of December 31, 2014, therefore no cease-use accrual has been recorded.
The Company's corporate office in San Diego is located at 10480 Wateridge Circle in San Diego, California. This lease was signed in April 2013 and the building was occupied in early December 2013. The term of the Lease runs through December 1, 2023. The base rent adjusts periodically throughout the ten year term of the Lease, with monthly payments ranging from $0 to $83,000. In addition, the Company will pay the landlord its share of operating expenses and a property management fee and has paid a security deposit of $64,000.
The lease required the lessor to complete and pay for certain improvements to the building before the commencement of the lease in December 2013. The lessor completed these improvements worth approximately $2.5 million, which have been recorded as a leasehold improvement within fixed assets on the consolidated balance sheet, offset by a corresponding amount recorded in deferred rent.
Rent expense was $1.2 million, $906,000, and $444,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2014 are as follows:

2015	$621,000
2016	1,323,000
2017	1,298,000
2018	1,275,000
2019	1,506,000
Thereafter	7,722,000
Total	$13,745,000

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

12. Investment in Affiliated Entity
The Company’s investment in an affiliated entity represents the Company’s 10.6% and 14.7% ownership interest in the Korean based company, GeneOne Life Sciences ("GeneOne") (Formerly VGX International Inc.), as of December 31, 2014 and 2013, respectively. This investment is measured at fair value on a recurring basis. The fair market value of the Company’s interest in GeneOne was determined using the closing price of GeneOne's shares of common stock as listed on the Korean Stock Exchange as of December 31, 2014 and 2013.

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
The components of the provision for income taxes are presented in the following table:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$—
State	2,000	(1,000)	7,000
	2,000	(1,000)	7,000
Deferred:
Federal	18,000	15,000	20,000
State	9,000	17,000	3,000
	27,000	32,000	23,000
	$29,000	$31,000	$30,000

The reconciliation of income taxes attributable to operations computed at the statutory tax rates to income tax expense (recovery), using a 35% statutory tax rate, is:

	Year Ended December 31,
	2014	2013	2012
Income (benefit) taxes at statutory rates	$(12,639,000)	$(23,118,000)	$(6,894,000)
State income tax, net of federal benefit	(2,362,000)	(1,651,000)	(1,234,000)
Change in valuation allowance	14,235,000	8,819,000	7,415,000
Research and development tax credits	(849,000)	(735,000)	190,000
Fair value warrant	(180,000)	16,129,000	(811,000)
Stock compensation	1,573,000	279,000	603,000
Expired NOL's and credits	728,000	338,000	405,000
Limited NOL's and credits	(749,000)	605,000	(124,000)
Change in state tax rate	(60,000)	(623,000)	438,000
Other	332,000	(12,000)	42,000
	$29,000	$31,000	$30,000

The income tax expense (recovery) has been recorded as a general and administrative expense, as its effect is immaterial.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 are shown below:

	As of December 31,
	2014	2013
Deferred tax assets:
Capitalized research expense	$2,059,000	$2,782,000
Net operating loss carryforwards	64,354,000	48,846,000
Research and development and other tax credits	2,417,000	1,877,000
Other	8,491,000	8,641,000
	77,321,000	62,146,000
Valuation allowance	(75,363,000)	(61,061,000)
Total deferred tax assets	1,958,000	1,085,000
Deferred tax liabilities:
Acquired intangibles	(804,000)	(1,096,000)
Investment in affiliated entity	(1,315,000)	(123,000)
Net deferred tax liabilities	$(161,000)	$(134,000)

The Company has established a valuation allowance for all deferred tax assets including those for net operating loss (“NOL”) and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized. The Company maintains a deferred tax liability related to goodwill that is not netted against the deferred tax assets, as reversal of the taxable temporary difference cannot serve as a source of income for realization of the deferred tax assets, because the deferred tax liability will not reverse until the asset is sold or written down due to impairment.

As of December 31, 2014, the Company had federal, California and Pennsylvania tax net operating loss carry forwards of approximately $159.3 million, $60.1 million and $99.3 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. The federal and Pennsylvania net operating loss carry forwards will begin to expire in 2018 and 2021, respectively, unless previously utilized. The California net operating loss carry forwards will expire as follows:

Amount (in millions)
2015	$0.5
2016	0.5
2017	0.5
2028 and beyond	58.6
Total	$60.1

Of the $159.3 million and $159.4 million of federal and state NOL carryforwards at December 31, 2014, $1.9 million represents excess tax benefits related to equity compensation which will result in an increase in equity if and when such excess benefits are ultimately realized.
In addition, we had federal and state research tax credit carryforwards of approximately $2.8 million net of IRS Section 382 limitation and $2.1 million, respectively. The federal tax credit carryforwards will begin to expire in 2018. The California research tax credits do not expire.
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
The Company is in the process of updating the Section 382/383 study for the Company and VGX, both of which experienced ownership changes under Section 382 as a result of the Merger on June 1, 2009. Based upon the preliminary results of the study, it is estimated that approximately $27.1 million of tax benefits related to NOL and tax credit carryforwards will expire unused. Accordingly, the related NOL and R&D credit carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Upon completion of the study, deferred tax assets relating to NOL and R&D credit carryforwards for the Company and VGX may need to be adjusted with a corresponding adjustment to the valuation allowance. Due to the existence of the valuation allowance, limitations created by current and future ownership changes, if any, related to our operations in the United States will not impact our effective tax rate. Any additional ownership changes, may further limit the ability to use the net operating losses and credits carryovers.
The following table summarizes the activity related to our unrecognized tax benefits:

	Year ended December 31,
	2014	2013	2012
Balance at beginning of the year	$2,416,000	$1,896,000	$1,829,000
Increases related to current year tax positions	331,000	305,000	72,000
Increases (Decreases) related to prior year tax positions	12,000	215,000	(5,000)
Balance at end of the year	$2,759,000	$2,416,000	$1,896,000

The amount of unrecognized tax benefit that, if recognized and realized would affect the effective tax rate is $2.4 million as of December 31, 2014. The Company has not recorded any interest and penalties on the unrecognized tax positions as the Company has continued to generate net operating losses after accounting for the unrecognized tax benefits. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
The Company and its subsidiaries are subject to United States federal income tax as well as income tax in multiple state jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2011; state and local income tax examinations before 2010; and foreign income tax examinations before 2011. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. The Company is not currently under Internal Revenue Service (“IRS”), state or local tax examination.
On September 13, 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property. The Company adopted these final regulations as of January 1, 2014. The impact of these changes were not material to the Company’s consolidated financial position, its results of operations or its footnote disclosures.

14. 401(k) Plan
In 1995, the Company adopted a 401(k) Profit Sharing Plan (the “Plan”) covering substantially all of its employees. The defined contribution plan allows the employees to contribute a percentage of their compensation each year. The Company currently matches 50% of its employees’ contributions, up to 6% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying consolidated statements of operations and totaled $275,000, $196,000 and $170,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

15. Related Party Transactions
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
For the years ended December 31, 2014, 2013 and 2012, the Company recognized revenue from GeneOne of $479,000, $425,000 and $577,000, respectively, which consisted of licensing, collaborative research and development arrangements and other fees. Operating expenses related to GeneOne for the years ended December 31, 2014, 2013 and 2012 include $4.2 million, $2.3 million and $871,000, respectively, related primarily to biologics manufacturing. At December 31, 2014 and 2013 the Company had an accounts receivable balance of $2,000 and $0, respectively, from GeneOne and its subsidiaries. At December 31, 2014 and 2013, $260,000 and $231,000 of prepayments made to GeneOne were classified as long-term other assets on the consolidated balance sheet.
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
Plumbline Life Sciences, Inc.
In May 2014, the Company's 91% owned subsidiary VGX Animal Health entered into an agreement for the sale of its animal health assets to Plumbline Life Sciences, Inc. ("PLS") of Korea. The assets being transferred include an exclusive license with Inovio for animal applications of its growth hormone-releasing hormone ("GHRH") technology and animal DNA vaccines plus a non-exclusive license to Inovio electroporation delivery systems. VGX Animal Health will receive $2.0 million in cash in multiple payments, and 20% of the outstanding shares of PLS. VGX Animal Health will receive additional shares to maintain its 20% equity ownership position in PLS in the event of additional equity fund-raising by PLS up to $10.0 million. No receivable has been recorded for the $2.0 million due from PLS as collection is uncertain.

16. Quarterly Financial Information (Unaudited)
The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2014 and 2013 (unaudited):

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Consolidated Statements of Operations:
Revenue:
Revenue under collaborative research and development arrangements	$1,758,108	$1,114,952	$3,107,781	$1,435,727
Revenue under collaborative research and development arrangements with affiliated entity	112,500	112,500	137,500	116,964
Grants and miscellaneous revenue	586,500	612,901	556,381	804,952
Total revenues	2,457,108	1,840,353	3,801,662	2,357,643
Operating Expenses:
Research and development	9,244,473	7,017,805	9,607,281	8,225,480
General and administrative	4,224,429	3,153,714	4,347,327	4,132,218
Total operating expenses	13,468,902	10,171,519	13,954,608	12,357,698
Loss from operations	(11,011,794)	(8,331,166)	(10,152,946)	(10,000,055)
Interest and other income, net	113,212	97,174	68,999	52,076
Change in fair value of common stock warrants	143,659	(113,980)	824,390	(505,926)
Gain (Loss) from investment in affiliated entity	3,342,436	1,168,911	(1,458,160)	(376,963)
Net loss	(7,412,487)	(7,179,061)	(10,717,717)	(10,830,868)
Net loss attributable to non-controlling interest	1,083	1,486	6,443	9,408
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(7,411,404)	$(7,177,575)	$(10,711,274)	$(10,821,460)
Net loss per common share attributable to Inovio Pharmaceuticals, Inc. stockholders
Basic	$(0.12)	$(0.12)	$(0.18)	$(0.20)
Diluted	$(0.12)	$(0.12)	$(0.19)	$(0.20)
Weighted average number of common shares outstanding used in per share calculations:
Basic	60,610,367	60,392,911	60,232,498	55,159,002
Diluted	60,805,871	60,602,831	60,474,859	55,159,002

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Consolidated Statements of Operations:
Revenue:
Revenue under collaborative research and development arrangements	$822,217	$8,388,760	$14,311	$14,259
Revenue under collaborative research and development arrangements with affiliated entity	106,250	106,250	106,250	106,250
Grants and miscellaneous revenue	811,199	991,835	665,049	1,334,716
Total revenues	1,739,666	9,486,845	785,610	1,455,225
Operating Expenses:
Research and development	6,404,005	5,438,405	4,411,082	5,115,112
General and administrative	4,339,539	3,282,796	3,046,586	2,974,153
Gain on sale of assets	(1,000,000)	—	(1,000,000)	—
Total operating expenses	9,743,544	8,721,201	6,457,668	8,089,265
(Loss) Income from operations	(8,003,878)	765,644	(5,672,058)	(6,634,040)
Interest and other income, net	8,576	46,787	37,391	39,460
Change in fair value of common stock warrants	(6,052,965)	(34,952,210)	(3,199,878)	(1,427,616)
Gain (Loss) from investment in affiliated entity	(1,419,536)	3,248,926	(2,032,051)	(836,084)
Net loss	(15,467,803)	(30,890,853)	(10,866,596)	(8,858,280)
Net loss attributable to non-controlling interest	13,473	13,443	14,008	14,160
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(15,454,330)	$(30,877,410)	$(10,852,588)	$(8,844,120)
Net loss per common share attributable to Inovio Pharmaceuticals, Inc. stockholders
Basic	$(0.30)	$(0.64)	$(0.24)	$(0.23)
Diluted	(0.30)	(0.64)	(0.24)	(0.23)
Weighted average number of common shares outstanding used in per share calculations:
Basic	52,127,419	47,989,039	44,988,704	39,038,883
Diluted	52,127,419	47,989,039	44,988,704	39,038,883