Form 10-Q
period 2015-03-31
INOVIO PHARMACEUTICALS, INC.
filed 2015-05-11
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 71,809,952 as of May 5, 2015.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2015

Part I. Financial Information

Item 1.    Financial Statements
INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,145,723	$40,543,982
Short-term investments	54,866,570	53,075,974
Accounts receivable	3,299,584	2,804,207
Prepaid expenses and other current assets	657,664	797,973
Prepaid expenses and other current assets from affiliated entity	2,017,465	1,382,375
Deferred tax asset	342,573	342,573
Total current assets	87,329,579	98,947,084
Fixed assets, net	4,946,951	4,583,204
Investment in affiliated entity	9,988,502	12,340,811
Intangible assets, net	4,552,574	4,776,059
Goodwill	10,113,371	10,113,371
Common stock warrants	259,000	550,000
Other assets	665,220	474,568
Total assets	$117,855,197	$131,785,097
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,445,074	$6,383,170
Accounts payable and accrued expenses due to affiliated entity	5,000	28,407
Accrued clinical trial expenses	1,266,885	2,007,432
Common stock warrants	1,732,956	2,022,729
Deferred revenue	193,089	3,187,223
Deferred revenue from affiliated entity	376,042	394,791
Deferred rent	139,842	—
Total current liabilities	8,158,888	14,023,752
Deferred revenue, net of current portion	329,777	173,779
Deferred revenue from affiliated entity, net of current portion	742,944	836,694
Deferred rent, net of current portion	4,693,493	4,709,229
Deferred tax liabilities	504,049	504,049
Total liabilities	14,429,151	20,247,503
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Common stock	60,741	60,741
Additional paid-in capital	445,739,370	443,327,915
Accumulated deficit	(342,492,069)	(331,910,290)
Accumulated other comprehensive loss	(191,522)	(251,390)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	103,116,520	111,226,976
Non-controlling interest	309,526	310,618
Total stockholders’ equity	103,426,046	111,537,594
Total liabilities and stockholders’ equity	$117,855,197	$131,785,097
See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Revenue under collaborative research and development arrangements	$4,245,571	$1,435,727
Revenue under collaborative research and development arrangements with affiliated entity	112,500	116,964
Grants and miscellaneous revenue	808,566	804,952
Total revenues	5,166,637	2,357,643
Operating expenses:
Research and development	9,426,320	8,225,480
General and administrative	4,107,928	4,132,218
Total operating expenses	13,534,248	12,357,698
Loss from operations	(8,367,611)	(10,000,055)
Other income (expense):
Interest and other income, net	138,276	52,076
Change in fair value of common stock warrants	(1,227)	(505,926)
Loss on investment in affiliated entity	(2,352,309)	(376,963)
Net loss	(10,582,871)	(10,830,868)
Net loss attributable to non-controlling interest	1,092	9,408
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(10,581,779)	$(10,821,460)
Net loss per common share attributable to Inovio Pharmaceuticals, Inc. stockholders:
Basic	$(0.17)	$(0.20)
Diluted	$(0.18)	$(0.20)
Weighted average number of common shares outstanding used in per share calculations:
Basic	60,741,082	55,159,002
Diluted	60,913,423	55,159,002

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(10,582,871)	$(10,830,868)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(1,689)
Unrealized gain on short-term investments	59,868	6,244
Comprehensive loss	(10,523,003)	(10,826,313)
Comprehensive loss attributable to non-controlling interest	1,092	9,408
Comprehensive loss attributable to Inovio Pharmaceuticals, Inc.	$(10,521,911)	$(10,816,905)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(10,582,871)	$(10,830,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	213,994	115,517
Amortization of intangible assets	223,485	239,813
Change in value of common stock warrants	1,227	505,926
Stock-based compensation	2,411,455	2,519,048
Amortization of premiums on investments	71,119	—
Deferred rent	124,106	144,521
Loss on disposal of fixed assets	(2,252)	2,959
Loss on short-term investments	1,183	—
Loss on investment in affiliated entity	2,352,309	376,963
Changes in operating assets and liabilities:
Accounts receivable	(495,377)	601,993
Accounts receivable from affiliated entity	—	(18,652)
Prepaid expenses and other current assets	140,309	129,671
Prepaid expenses and other current assets from affiliated entity	(635,090)	284,033
Other assets	(190,652)	(87)
Accounts payable and accrued expenses	(2,727,273)	73,484
Accounts payable and accrued expenses due to affiliated entity	(23,407)	257,245
Deferred revenue	(2,838,136)	147,502
Deferred revenue from affiliated entity	(112,499)	(106,251)
Net cash used in operating activities	(12,068,370)	(5,557,183)
Cash flows from investing activities:
Purchases of investments	(4,989,030)	(5,999,640)
Maturities of investments	3,186,000	6,900,000
Purchases of capital assets	(526,859)	(181,760)
Net cash (used in) provided by investing activities	(2,329,889)	718,600
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	—	59,209,182
Proceeds from stock option and warrant exercises	—	10,682,201
Net cash provided by financing activities	—	69,891,383
Effect of exchange rate changes on cash and cash equivalents	—	(1,689)
(Decrease) Increase in cash and cash equivalents	(14,398,259)	65,051,111
Cash and cash equivalents, beginning of period	40,543,982	33,719,796
Cash and cash equivalents, end of period	$26,145,723	$98,770,907

Supplemental disclosure of non-cash activities
Lease incentive recorded as fixed assets and deferred rent	$—	$50,000

See accompanying notes to unaudited condensed consolidated financial statements.

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

2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of March 31, 2015, condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, condensed consolidated statements of comprehensive loss for the three months ended March 31, 2015 and 2014 and the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2015 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014, included in the Company's Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2015. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events after the balance sheet date of March 31, 2015 through the date it filed these unaudited condensed consolidated financial statements with the SEC.
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
ASU, No. 2014-09- In May 2014, the FASB issued an ASU, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. On April 1, 2015, the FASB voted to propose a one-year deferral to the effective date, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its financial statements and related disclosures.
4. Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. In conjunction with the acquisition in June 2009 of VGX Pharmaceuticals (the “Merger”), the Company acquired a majority interest in VGX Animal Health and certain shares in GeneOne Life Sciences (“GeneOne”) (a publicly-traded company in South Korea). The Company consolidates Genetronics, Inc., VGX Pharmaceuticals and its subsidiary VGX Animal Health and records a non-controlling interest for the 9% of VGX Animal Health it does not own as of March 31, 2015 and December 31, 2014. The Company's investment in GeneOne, which is recorded as investment in affiliated entity within the condensed consolidated balance sheets is accounted for at fair value on a recurring basis, with changes in fair value recorded on the condensed consolidated statements of operations within gain (loss) on investment in affiliated entity. All intercompany accounts and transactions have been eliminated upon consolidation.
Variable Interest Entities
In June 2009, the FASB issued authoritative guidance that requires companies to perform a qualitative analysis to determine whether a variable interest in another entity represents a controlling financial interest in a variable interest entity. A controlling financial interest in a variable interest entity is characterized by having both the power to direct the most significant activities of the entity and the obligation to absorb losses or the right to receive benefits of the entity. This guidance also requires on-going reassessments of variable interests based on changes in facts and circumstances. This guidance became effective for fiscal years beginning after November 15, 2009. The Company adopted the provisions of the guidance in the first quarter of 2010 and determined that none of the entities with which the Company currently conducts business and collaborations are variable interest entities, except VGXI (a wholly-owned subsidiary of GeneOne) and Plumbline Life Sciences (See Note 11). The Company determined that they are not the primary beneficiary and therefore are not required to consolidate VGXI or Plumbline Life Sciences. The Company continues to assess its variable interests and has determined that no significant changes have occurred as of March 31, 2015.

5. Investments
Investments consist of mutual funds and United States corporate debt securities at March 31, 2015 and December 31, 2014. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive loss until realized. Realized gains and losses are included in non-operating other income (expense) on the condensed consolidated statement of operations and are derived using the specific identification method for determining the cost of the securities sold.  During the three months ended March 31, 2015 and 2014, a minimal amount of net realized loss on investments was recorded. Interest and dividends on investments classified as available-for-sale are included in interest and other income, net, in the condensed consolidated statements of operations. As of March 31, 2015, the Company had 28 available-for-sale securities in a gross unrealized loss position of which 4 were in such position for longer than 12 months. There were no impairments considered to be other-than-temporary as the Company has the ability and intent to hold the securities until recovery of the cost basis.
The following is a summary of short-term investments as of March 31, 2015 and December 31, 2014:

		As of March 31, 2015
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$30,487,759	$4,285	$(175,677)	$30,316,367
US corporate debt securities	Less than 2	24,570,334	2,713	(22,844)	24,550,203
Total investments		$55,058,093	$6,998	$(198,521)	$54,866,570

		As of December 31, 2014
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$29,487,758	$2,667	$(216,790)	$29,273,635
US corporate debt securities	Less than 2	23,839,606	70	(37,337)	23,802,339
Total investments		$53,327,364	$2,737	$(254,127)	$53,075,974

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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the three months ended March 31, 2015 or 2014.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015:

	Fair Value Measurements at
	March 31, 2015
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Unobservable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$21,919,068	$21,919,068	$—	$—
Mutual funds	30,316,367	—	30,316,367	—
US corporate debt securities	24,550,203	—	24,550,203	—
Investment in affiliated entity	9,988,502	9,988,502	—	—
Common stock warrants	259,000	—	—	259,000
Total Assets	$87,033,140	$31,907,570	$54,866,570	$259,000
Liabilities:
Common stock warrants	$1,732,956	$—	$—	$1,732,956
Total Liabilities	$1,732,956	$—	$—	$1,732,956

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014:

	Fair Value Measurements at
	December 31, 2014
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Unobservable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$36,474,066	$36,474,066	$—	$—
Mutual funds	29,273,635	—	29,273,635	—
US corporate debt securities	23,802,339	—	23,802,339	—
Investment in affiliated entity	12,340,811	12,340,811	—	—
Common stock warrants	550,000	—	—	550,000
Total Assets	$102,440,851	$48,814,877	$53,075,974	$550,000
Liabilities:
Common stock warrants	$2,022,729	$—	$—	$2,022,729
Total Liabilities	$2,022,729	$—	$—	$2,022,729

Level 1 assets include money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investment in GeneOne, for which the fair value is based on the market value of 1,644,155 common shares on March 31, 2015 and December 31, 2014, listed on the Korean Stock Exchange. The Company accounts for its investment at fair value on a recurring basis.
Level 2 assets at March 31, 2015 include US corporate debt securities and mutual funds held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs for all of mutual funds from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing their assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
Level 3 assets at March 31, 2015 include two warrants received by the Company to purchase shares of common stock of OncoSec Medical Incorporated (“OncoSec”), in connection with the first and second amendments to the Asset Purchase Agreement between the Company and OncoSec signed in September 2011 and March 2012, respectively. The first warrant to purchase 1,000,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $1.20 per share. The second warrant to purchase 3,000,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $1.00 per share.
As of March 31, 2015 the Company has a long-term asset of $259,000 associated with the warrants received to purchase common stock of OncoSec. The Company reassesses the fair value of the warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of OncoSec stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on publicly available historical data and knowledge of OncoSec. The Company reassesses the fair value of the warrants at each reporting date. The assumptions used to estimate the fair values of the OncoSec common stock warrants at March 31, 2015 are presented below:

Risk-free interest rate	0.41-0.56%
Expected volatility	90%
Expected life in years	1.50-2.00
Dividend yield	—

As a result of these calculations, the Company recorded a (decrease) increase in fair value of the two warrants of $(291,000) and $693,000 for the three months ended March 31, 2015 and 2014, respectively. The change in fair value is reflected in the Company's condensed consolidated statements of operations as a component of change in fair value of common stock warrants.
The following table presents a summary of changes in fair value of the Company’s total Level 3 financial assets for the three months ended March 31, 2015:

Balance at January 1, 2015	$550,000
Decrease in fair value included in change in fair value of common stock warrants	(291,000)
Balance at March 31, 2015	$259,000

Level 3 liabilities held as of March 31, 2015 consist of common stock warrant liabilities associated with warrants to purchase the Company's common stock issued in March 2013. If unexercised, the warrants will expire in September 2018. During the three months ended March 31, 2015, no warrants were exercised. During the three months ended March 31, 2014, warrants to purchase 1,901,023 shares of common stock were exercised.
As of March 31, 2015 the Company has a $1.7 million common stock warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. The assumptions used to estimate the fair value of common stock warrants at March 31, 2015 are presented below:

Risk-free interest rate	0.99%
Expected volatility	81%
Expected life in years	3.5
Dividend yield	—
Changes in these assumptions as well as in the Company's stock price on the valuation date can have a significant impact on the fair value of the common stock warrant liability. As a result of these calculations, the Company recorded a decrease (increase) in fair value of $(290,000) and $1.2 million for the three months ended March 31, 2015 and 2014, respectively. The change in fair value is reflected in the Company's condensed consolidated statements of operations as a component of change in fair value of common stock warrants. Warrants that were exercised during the period were revalued on the day prior to exercise and then reclassified into stockholders' equity upon exercise.
The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the three months ended March 31, 2015:

Balance at January 1, 2015	$2,022,729
Decrease in fair value included in change in fair value of common stock warrants	(289,773)
Balance at March 31, 2015	$1,732,956

7. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		March 31, 2015			December 31, 2014
	Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill(a)		$10,113,371	$—	$10,113,371	$10,113,371	$—	$10,113,371
Amortizing:
Patents	8 – 17	5,802,528	(5,403,792)	398,736	5,802,528	(5,358,433)	444,095
Licenses	8 – 17	1,323,761	(1,111,552)	212,209	1,323,761	(1,104,366)	219,395
CELLECTRA®(b)	5 – 11	8,106,270	(6,077,637)	2,028,633	8,106,270	(5,970,866)	2,135,404
GHRH(b)	11	335,314	(184,818)	150,496	335,314	(176,899)	158,415
Other(c)	18	4,050,000	(2,287,500)	1,762,500	4,050,000	(2,231,250)	1,818,750
Total intangible assets		19,617,873	(15,065,299)	4,552,574	19,617,873	(14,841,814)	4,776,059
Total goodwill and intangible assets		$29,731,244	$(15,065,299)	$14,665,945	$29,731,244	$(14,841,814)	$14,889,430

(a)	Goodwill was recorded from the Inovio AS acquisition in January 2005 and from the acquisition of VGX in June 2009 for $3.9 million and $6.2 million, respectively.

(b)	CELLECTRA® and GHRH are developed technologies which were recorded from the acquisition of VGX.

(c)	Other intangible assets represent the fair value of acquired intellectual property from the Inovio AS acquisition.
Aggregate amortization expense on intangible assets for the three months ended March 31, 2015 and 2014 was $223,000 and $240,000, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $647,000 for the remainder of fiscal year 2015, $816,000 for 2016, $775,000 for 2017, $773,000 for 2018, $773,000 for 2019 and $769,000 for 2020 and the years thereafter.

8. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of March 31, 2015 and December 31, 2014:

			Outstanding as of
	Authorized	Issued	March 31, 2015	December 31, 2014
Common Stock, par $0.001	600,000,000	60,741,082	60,741,082	60,741,082
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	23	23
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	—	—
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
In March 2013, the Company completed an underwritten offering of 6,844,317 shares of common stock and warrants to purchase an aggregate of up to 3,422,158 shares of common stock. The shares and warrants were sold in units at a price of $2.20 per unit, with each unit consisting of one share of common stock and a warrant to purchase 0.50 share of common stock at an exercise price of $3.1744 per share. The warrants have a term of five and one-half years. The net proceeds, after deducting the underwriters' discounts and other offering expenses, were approximately $14.0 million. The Company valued the registered warrants issued in connection with the March 2013 financing as of the issuance date using the Black Scholes pricing model and recorded a current liability on the condensed consolidated balance sheet. As of March 31, 2015, 3,138,067 of these warrants had been exercised.
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

Warrants
The following table summarizes the warrants outstanding as of March 31, 2015 and December 31, 2014:

			As of March 31, 2015		As of December 31, 2014
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants	Common Stock Warrant Liability	Number of Warrants	Common Stock Warrant Liability
March 2013 financing	$3.17	September 12, 2018	284,091	$1,732,956	284,091	$2,022,729
Warrants assumed in June 2009 Merger	$4.08-$5.08	August 1, 2015- April 28, 2016	727,969	—	727,969	—
Total			1,012,060	$1,732,956	1,012,060	$2,022,729
Stock Options
The Company has one active stock-based incentive plan, the Amended and Restated 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees. The Incentive Plan was adopted on March 31, 2007, approved by the stockholders on May 4, 2007, approved by the stockholders as amended on May 2, 2008, and approved by the stockholders as amended and restated on August 25, 2009, May 14, 2010 and May 22, 2014. On May 14, 2010 the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 500,000 and to provide that the aggregate number of shares available for grant under the Incentive Plan will be increased on January 1 of each year beginning in 2011 by a number of shares equal to the lesser of 513,833 or such lesser number of shares as may be determined by the Board. On May 22, 2014 the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 1,250,000. At March 31, 2015, there were 5,256,664 shares of common stock reserved for issuance upon exercise of incentive awards granted and to be granted at future dates under the Incentive Plan. At March 31, 2015, the Company had 210,021 shares of common stock available for future grant under the Incentive Plan, and 60,000 shares of vested restricted stock, 130,000 shares of unvested restricted stock units and options to purchase 4,430,171 shares of common stock outstanding under the Incentive Plan. The awards granted and available for future grant under the Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The Incentive Plan terminates by its terms on March 31, 2017.
The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the Amended 2000 Stock Option Plan and the VGX Equity Compensation Plan, under which the Company had options to purchase 151,378 and 1,349,218 shares of common stock outstanding at March 31, 2015, respectively. The terms and conditions of the options outstanding under these plans remain unchanged.

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
The following tables reconcile the components of the numerator and denominator included in the calculations of diluted loss per share:

	Three Months Ended March 31,
	2015	2014
Numerator
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(10,581,779)	$(10,821,460)
Reflect adjustment for decrease in fair value of warrant liability	(289,773)	—
Numerator for use in diluted loss per share	$(10,871,552)	$(10,821,460)

Denominator
Weighted average number of common shares outstanding	60,741,082	55,159,002
Effect of dilutive potential common shares from warrants	172,341	—
Denominator for use in diluted loss per share	60,913,423	55,159,002

Net loss per share, diluted	$(0.18)	$(0.20)

The following table summarizes potential common shares that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect:

	As of March 31,
Common Stock Equivalents	2015	2014
Options to purchase common stock	5,930,767	4,737,095
Warrants to purchase common stock	727,969	1,613,793
Restricted stock units	130,000	—
Convertible preferred stock	8,456	9,558
Total	6,797,192	6,360,446

10. Stock-Based Compensation
The Company incurs stock-based compensation expense related to restricted stock units and stock options. The fair value of restricted stock is determined by the closing market price of the Company's common stock on the date of grant. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected option life. The Company amortizes the fair value of the awards expected to vest on a straight-line basis over the requisite service period of the awards. Expected volatility is based on historical volatility. The expected life of options granted is based on historical expected life. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The forfeiture rate is based on historical data, and the Company records stock-based compensation expense only for those awards that are expected to vest. The dividend yield is based on the fact that no dividends have been paid historically and none are currently expected to be paid in the foreseeable future.
The weighted average assumptions used in the Black-Scholes model for employees and directors are presented below:

	Three Months Ended March 31,
	2015	2014
Risk-free interest rate	0.99%	1.45%
Expected volatility	74%	112%
Expected life in years	5.0	5.0
Dividend yield	—	—
Forfeiture rate	8%	8%

Total employee and director compensation cost for the Company's stock plan recognized in the condensed consolidated statement of operations for the three months ended March 31, 2015 and 2014 was $2.2 million and $2.1 million, respectively, of which $1.4 million and $1.3 million were included in research and development expenses and $888,000 and $783,000 were included in general and administrative expenses, respectively.
At March 31, 2015, there was $7.9 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.4 years.
The weighted average grant date fair value per share was $4.57 and $10.20 for employee and director stock options granted during the three months ended March 31, 2015 and 2014, respectively.
At March 31, 2015, there was $956,000 of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.9 years.
The weighted average grant date fair value was $7.56 per share for employee restricted stock units granted during the three months ended March 31, 2015. There were no restricted stock units granted during the three months ended March 31, 2014.
The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three months ended March 31, 2015 and 2014 was $168,000 and $390,000, respectively.

11. Related Party Transactions
GeneOne Life Sciences
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
For the three months ended March 31, 2015 and 2014, the Company recognized revenue from GeneOne of $113,000 and $117,000, respectively, which consisted of licensing and other fees. Operating expenses related to GeneOne for the three months ended March 31, 2015 and 2014 include $105,000 and $1.1 million, respectively, related to biologics manufacturing. At March 31, 2015 and December 31, 2014, the Company had an accounts receivable balance of $0 and $2,000, respectively, from GeneOne and its subsidiaries. At March 31, 2015 and December 31, 2014, $280,000 and $260,000 of prepayments made to GeneOne were classified as long-term other assets on the consolidated balance sheet, respectively.
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
Plumbline Life Sciences, Inc.
In May 2014, the Company's 91% owned subsidiary VGX Animal Health entered into an agreement for the sale of its animal health assets to Plumbline Life Sciences, Inc. ("PLS") of Korea. The assets being transferred include an exclusive license with Inovio for animal applications of its growth hormone-releasing hormone ("GHRH") technology and animal DNA vaccines plus a non-exclusive license to Inovio electroporation delivery systems. VGX Animal Health will receive $2.0 million in cash in two $1.0 million payments, and 20% of the outstanding shares of PLS. VGX Animal Health will receive additional shares to maintain its 20% equity ownership position in PLS in the event of additional equity fund-raising by PLS up to $10.0 million. No receivable has been recorded for the $2.0 million due from PLS as collection is uncertain.

12. Commitments and Contingencies

In March 2014, the Company entered into an office lease (the "Lease") with a publicly owned real estate investment trust, located in Plymouth Meeting, Pennsylvania. The Company occupied the new space in June 2014, however the previous facility was not completely vacated as of March 31, 2015, therefore no cease-use accrual has been recorded. The initial term of the Lease is 11.5 years. The Company plans to use the facility for office purposes.

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
The Company's future minimum lease payments under all non-cancelable operating leases as of March 31, 2015 are as follows:

Remainder of 2015	$494,000
2016	1,323,000
2017	1,298,000
2018	1,275,000
2019	1,506,000
Thereafter	7,722,000
Total	$13,618,000

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

13. Collaborative Agreements
In September 2013, the Company entered into a Collaborative, License, and Option Agreement (the “Agreement”) with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”). The companies agreed to co-develop multi-antigen DNA immunotherapies targeting prostate cancer and hepatitis B (the “Products”).
On November 14, 2014, Roche provided notice that they would be partially terminating the Agreement with respect to the development of INO-5150, the Company’s DNA immunotherapy targeting prostate cancer, as well as the research collaboration in prostate cancer under the Agreement. The termination was effective in February 2015, 90 days after the date of notice. All of Roche’s rights to INO-5150, including the right to license the product to other parties, have been returned to the Company. The Company and Roche will continue to collaborate and co-develop the Company’s DNA immunotherapy (INO-1800) against hepatitis B virus under the existing Agreement.
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
Under the terms of the agreement, Roche made an upfront payment of $10 million and agreed to make additional development, regulatory and commercial event based payments. These potential future event based payments have been reduced significantly due to the partial termination of the Agreement. The Company has assessed event based payments under the revised authoritative guidance for research and development milestones and determined that $3.0 million related to INO-1800 represents a milestone under the milestone method of accounting. No event based payments or milestones were achieved during the periods presented.
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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is considered fixed and determinable and is not contingent upon the delivery of additional items or meeting other specified performance conditions. Based on the results of the Company's analysis, the $10 million up-front payment was allocated as follows: $5.0 million and $3.4 million to the license to INO-5150 and INO-1800, respectively, $1.5 million to the option right and $155,000 to the joint steering committee obligation. The amounts allocated to the licenses for INO-5150 and INO-1800 were recognized as revenue under collaborative research and development arrangements during the year ended December 31, 2013 as these were determined to be earned upon the granting of the license and delivery of the related knowledge and data. Due to the Company's continuing involvement obligations, the remaining amounts were classified as deferred revenue as of December 31, 2013. The Company will recognize revenues associated with research and development services and manufacturing and drug supply as revenues under collaborative arrangements as the related services are performed and according to the relative selling price method of the allocable arrangement consideration. During the three months ended March 31, 2015, the Company recognized revenues of $4.2 million from Roche, of which $3.0 million related to previously deferred revenue which was recognized based on the partial termination of the Agreement in February 2015. As of March 31, 2015, the Company has a deferred revenue and accounts receivable balance of $342,000 and $2.2 million, respectively, related to the Agreement.

14. Subsequent Events
On May 5, 2015, the Company closed an underwritten public offering of 10,925,000 shares of the Company's common stock, including 1,425,000 shares of common stock issued pursuant to the underwriter’s exercise of its overallotment option, at the public offering price of $8.00 per share. The net proceeds, after deducting the underwriter’s discounts and commission and other estimated offering expenses, were approximately $81.9 million.

Subsequent to March 31, 2015, warrants and stock options to purchase 143,870 shares of common stock were exercised for total proceeds to the Company of $561,000.

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
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors that affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the Caption “Risk Factors” and under the captions “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” and in our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Recent Developments
As of March 31, 2015 we had an accumulated deficit of $342.5 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.
Reverse Stock Split
On June 5, 2014, we implemented a 4-for-1 reverse stock split. All share information contained within this report, including the accompanying condensed consolidated financial statements and footnotes, have been retroactively adjusted to reflect the effects of the reverse split.

Critical Accounting Policies
The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment. Our discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. There have been no changes to our critical accounting policies during the three months ended March 31, 2015. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies include:
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
Valuation and Impairment Evaluations of Goodwill and Intangible Assets. Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. As of March 31, 2015, our intangible assets resulting from the acquisition of VGX and Inovio AS, and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $4.6 million. Intangible assets are amortized over their estimated useful lives ranging from 5 to 18 years. We are concurrently conducting pre-clinical, Phase I, and Phase II trials using acquired intangibles, and we have entered into certain significant licensing agreements for use of these acquired intangibles.
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

The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, we reduce the carrying value of the intangible asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from our intangible assets will exceed the intangible assets' carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2015.
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
Stock-based Compensation. We have equity incentive plans under which we have granted incentive stock options, restricted stock units and non-qualified stock options. We are required to measure and recognize compensation expense for all share-based payments based on estimated fair value. The fair value of our restricted stock units is based on the market price of our common stock on the date of grant.
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

Adoption of Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 3 to the Condensed Consolidated Financial Statements, included elsewhere in this report.

Results of Operations
Revenue. We had total revenue of $5.2 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively. Revenue primarily consists of revenue under collaborative research and development arrangements, grants and government contracts.
Revenue under collaborative research and development arrangements, including arrangements with affiliated entities, was $4.4 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively. The increase for the three-month period year over year was primarily due to revenue recognized from the Roche Agreement which was previously deferred related to the partial termination of the Agreement in February 2015(see Note 13).
During the three months ended March 31, 2015, we recorded grant and miscellaneous revenue of $809,000 as compared to $805,000 for the three months ended March 31, 2014.  The slight increase for the three-month period year over year was primarily due to revenue recognized from our DARPA grant, offset by less revenue recognized from various other grants due to the timing of work performed.
Research and Development Expenses. Research and development expenses for the three months ended March 31, 2015, was $9.4 million as compared to $8.2 million for the three months ended March 31, 2014. The increase for the three-month period year over year was primarily due to increased employee headcount and expensed inventory to support clinical trials and partnerships of $1.1 million and $395,000, respectively. These increases were offset by lower costs incurred for biologics manufacturing related to the Roche agreement of $316,000, among other variances.
General and Administrative Expenses. General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, for the three months ended March 31, 2015, were $4.1 million as compared to $4.1 million for the three months ended March 31, 2014. Variances between the periods included an increase in employee headcount offset by a decrease in corporate and patent legal fees and other outside services.
Stock-based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee's requisite service period. Total employee compensation cost for our stock plans for the three months ended March 31, 2015 and 2014 was $2.2 million and $2.1 million, respectively. From these amounts, $1.4 million and $1.3 million were included in research and development expenses and $888,000 and $783,000 were included in general and administrative expenses, respectively. The increase for the three-month period year over year was primarily due to an increase in the number of employee and director stock options granted during the period.
Change in fair value of common stock warrants. The change in fair value of common stock warrants for the three months ended March 31, 2015 was $(1,000), as compared to $(506,000) for the three months ended March 31, 2014. The variance is due to the revaluation of the OncoSec common stock warrants and revaluation of the registered common stock warrants issued by us in March 2013, as well as a fewer number of warrants classified as a current liability due to a significant number of warrants exercised during 2014. We revalue warrants at each balance sheet date to fair value. Warrants that were exercised during the period were revalued the day prior to exercise and reclassified into stockholders' equity upon exercise. If unexercised, the remaining warrants will expire in September 2018.
Gain (Loss) from investment in affiliated entity. The gain (loss) is a result of the change in the fair market value of the investment in GeneOne for the three months ended March 31, 2015.

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

Working Capital and Liquidity
As of March 31, 2015 we had cash and short-term investments of $81.0 million and working capital of $79.2 million, as compared to $93.6 million and $84.9 million, respectively, as of December 31, 2014. The decrease in cash and short-term investments during the three months ended March 31, 2015 was primarily due to expenditures related to our research and development activities and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.
Net cash used in operating activities was $12.1 million and $5.6 million for the three months ended March 31, 2015 and 2014, respectively.
Net cash (used in) provided by investing activities was $(2.3) million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
There were no cash proceeds provided by financing activities for the three months ended March 31, 2015 as compared to $69.9 million for the three months ended March 31, 2014. The decrease was related to no proceeds from financings as well as no warrant and stock option exercises during the current period
On May 5, 2015, we closed an underwritten public offering of 10,925,000 shares of our common stock, including 1,425,000 shares of common stock issued pursuant to the underwriter’s exercise of its overallotment option, at the public offering price of $8.00 per share. The net proceeds, after deducting the underwriter’s discounts and commission and other estimated offering expenses, were approximately $81.9 million.
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
During the three months ended March 31, 2014, warrants and stock options to purchase 8,030,622 shares of common stock were exercised for total proceeds to the Company of $10.7 million. No stock options or warrants were exercised during the three months ended March 31, 2015.
As of March 31, 2015, we had an accumulated deficit of $342.5 million. We have operated at a loss since 1994, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that current cash and cash equivalents plus short-term investments are sufficient to meet planned working capital requirements through the end of 2018. We will continue to rely on outside sources of financing to meet our capital needs beyond this time.

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
The investment in affiliated entity represents our ownership interest in the Korean based company, GeneOne. We report this investment at fair value on the condensed consolidated balance sheet using the closing price of GeneOne's shares of common stock as listed on the Korean Stock Exchange.
Common stock warrants that we have received to purchase shares of OncoSec are classified on the condensed consolidated balance sheet as a long-term asset that is revalued at each balance sheet date subsequent to the initial receipt.
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the three months ended March 31, 2015, have been made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investment in GeneOne which is denominated in South Korean Won. We do not have any foreign currency hedging instruments in place.
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
Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2015.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
We are not currently a party to any material litigation or other material legal proceedings.

ITEM 1A.    RISK FACTORS
The following Risk Factors do not reflect any material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the Securities and Exchange Commission on March 13, 2015. You should carefully consider and evaluate each of the following factors as well as the other information in this quarterly report on Form 10-Q, including our financial statements and the related notes, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also consider the more detailed description of our business contained in our annual report on Form 10-K for the year ended December 31, 2014.
Risks Related to Our Business and Industry
We have incurred losses since inception, expect to incur significant net losses in the foreseeable future and may never become profitable.
We have experienced significant operating losses to date; as of March 31, 2015 our accumulated deficit was approximately $342.5 million. We have generated limited revenues, primarily consisting of license and grant revenue, and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability. We believe that current cash and cash equivalents plus short-term investments are sufficient to meet planned working capital requirements through the end of 2018. We will continue to rely on outside sources of financing to meet our capital needs beyond this time.
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

Inovio Pharmaceuticals, Inc.

Date:	May 8, 2015	By	/s/ J. JOSEPH KIM
J. Joseph Kim President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 8, 2015	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)