Form 10-Q
period 2015-09-30
INOVIO PHARMACEUTICALS, INC.
filed 2015-11-09
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 72,183,247 as of November 2, 2015.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended September 30, 2015

Part I. Financial Information

Item 1.    Financial Statements
INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,468,796	$40,543,982
Short-term investments	85,313,556	53,075,974
Accounts receivable	10,965,273	2,804,207
Prepaid expenses and other current assets	1,348,890	797,973
Prepaid expenses and other current assets from affiliated entity	634,326	1,382,375
Deferred tax asset	342,573	342,573
Total current assets	184,073,414	98,947,084
Fixed assets, net	6,458,900	4,583,204
Investments in affiliated entities	25,321,361	12,340,811
Intangible assets, net	4,118,010	4,776,059
Goodwill	10,113,371	10,113,371
Common stock warrants	88,900	550,000
Other assets	597,570	474,568
Total assets	$230,771,526	$131,785,097
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,519,408	$6,383,170
Accounts payable and accrued expenses due to affiliated entity	2,813,019	28,407
Accrued clinical trial expenses	2,942,444	2,007,432
Common stock warrants	1,093,752	2,022,729
Deferred revenue	188,415	3,187,223
Deferred revenue from affiliated entity	523,192	394,791
Deferred rent	197,642	—
Total current liabilities	18,277,872	14,023,752
Deferred revenue, net of current portion	12,798,493	173,779
Deferred revenue from affiliated entity, net of current portion	798,532	836,694
Deferred rent, net of current portion	5,007,000	4,709,229
Deferred tax liabilities	504,049	504,049
Total liabilities	37,385,946	20,247,503
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Common stock	72,181	60,741
Additional paid-in capital	532,559,242	443,327,915
Accumulated deficit	(343,145,851)	(331,910,290)
Accumulated other comprehensive income (loss)	3,654,180	(251,390)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	193,139,752	111,226,976
Non-controlling interest	245,828	310,618
Total stockholders’ equity	193,385,580	111,537,594
Total liabilities and stockholders’ equity	$230,771,526	$131,785,097
See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Revenue under collaborative research and development arrangements	$16,475,083	$1,114,952	$25,055,890	$5,658,460
Revenue under collaborative research and development arrangements with affiliated entity	125,000	112,500	404,167	366,964
Grants and miscellaneous revenue	7,583,151	612,901	9,176,492	1,974,234
Total revenues	24,183,234	1,840,353	34,636,549	7,999,658
Operating expenses:
Research and development	16,075,201	7,017,805	42,190,032	24,850,566
General and administrative	4,377,616	3,153,714	13,203,804	11,633,259
Gain on sale of assets	—	—	(1,000,000)	—
Total operating expenses	20,452,817	10,171,519	54,393,836	36,483,825
Income (Loss) from operations	3,730,417	(8,331,166)	(19,757,287)	(28,484,167)
Other income (expense):
Interest and other income, net	214,982	97,174	499,590	218,249
Change in fair value of common stock warrants	518,877	(113,980)	467,877	204,484
Gain (loss) on investment in affiliated entity	(659,054)	1,168,911	5,849,782	(666,212)
Net income (loss) before income tax benefit	3,805,222	(7,179,061)	(12,940,038)	(28,727,646)
Income tax benefit	1,789,246	—	1,789,246	—
Net income (loss)	5,594,468	(7,179,061)	(11,150,792)	(28,727,646)
Net (income) loss attributable to non-controlling interest	—	1,486	(84,769)	17,337
Net income (loss) attributable to Inovio Pharmaceuticals, Inc.	$5,594,468	$(7,177,575)	$(11,235,561)	$(28,710,309)
Net income (loss) per common share attributable to Inovio Pharmaceuticals, Inc. stockholders:
Basic	$0.08	$(0.12)	$(0.17)	$(0.49)
Diluted	$0.07	$(0.12)	$(0.18)	$(0.52)
Weighted average number of common shares outstanding used in per share calculations:
Basic	72,029,644	60,392,911	66,846,481	58,625,740
Diluted	73,961,237	60,602,831	67,018,961	58,936,414

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$5,594,468	$(7,179,061)	$(11,150,792)	$(28,727,646)
Other comprehensive income (loss):
Unrealized gain on investment in affiliated entity, net of tax	3,998,521	—	3,998,521	—
Foreign currency translation adjustments	—	—	—	(1,689)
Unrealized loss on short-term investments, net of tax	(20,149)	(62,813)	(92,951)	(32,122)
Comprehensive income (loss)	9,572,840	(7,241,874)	(7,245,222)	(28,761,457)
Comprehensive (income) loss attributable to non-controlling interest	—	1,486	(84,769)	17,337
Comprehensive income (loss) attributable to Inovio Pharmaceuticals, Inc.	$9,572,840	$(7,240,388)	$(7,329,991)	$(28,744,120)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(11,150,792)	$(28,727,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	733,722	428,801
Amortization of intangible assets	658,049	712,121
Change in value of common stock warrants	(467,877)	(204,484)
Stock-based compensation	4,900,898	4,548,445
Issuance of shares in connection with reverse stock split	—	57,187
Amortization of premiums on investments	242,384	—
Deferred rent	308,840	589,109
Loss on disposal of fixed assets	7,899	2,959
Loss on short-term investments	1,183	1,500
(Gain) Loss on investment in affiliated entity	(5,849,782)	666,212
Gain on sale of intangible assets	(1,000,000)	—
Income tax benefit from other unrealized gains on securities	(1,789,246)	—
Changes in operating assets and liabilities:
Accounts receivable	(8,161,066)	1,679,569
Prepaid expenses and other current assets	(550,917)	51,758
Prepaid expenses and other current assets from affiliated entity	748,049	468,147
Restricted cash	—	100,762
Other assets	(123,002)	—
Accounts payable and accrued expenses	3,325,939	(970,886)
Accounts payable and accrued expenses due to affiliated entity	2,784,612	(428,005)
Deferred revenue	9,625,906	(468,404)
Deferred revenue from affiliated entity	90,239	(256,251)
Net cash used in operating activities	(5,664,962)	(21,749,106)
Cash flows from investing activities:
Purchases of investments	(37,391,913)	(19,288,154)
Maturities of investments	4,745,000	7,900,855
Purchases of capital assets	(1,955,621)	(1,207,874)
Proceeds from sale of intangible assets	1,000,000	—
Net cash used in investing activities	(33,602,534)	(12,595,173)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	81,902,363	59,209,182
Proceeds from stock option and warrant exercises	2,439,506	12,085,990
Other financing activities	(149,559)	—
Net cash provided by financing activities	84,192,310	71,295,172
Effect of exchange rate changes on cash and cash equivalents	—	(1,689)
Increase in cash and cash equivalents	44,924,814	36,949,204
Cash and cash equivalents, beginning of period	40,543,982	33,719,796
Cash and cash equivalents, end of period	$85,468,796	$70,669,000

Supplemental disclosure of non-cash activities
Amounts accrued for purchases of property and equipment	$475,123	$89,539
Lease incentive recorded as fixed assets and deferred rent	$186,573	$933,350
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

2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of September 30, 2015, condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2015 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014, included in the Company's Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2015. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events after the balance sheet date of September 30, 2015 through the date it filed these unaudited condensed consolidated financial statements with the SEC.
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
4. Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. In conjunction with the acquisition in June 2009 of VGX Pharmaceuticals (the “Merger”), the Company acquired a majority interest in VGX Animal Health and certain shares in GeneOne Life Sciences (“GeneOne”) (a publicly-traded company in South Korea). The Company consolidates Genetronics, Inc. (a wholly-owned subsidiary of Inovio Pharmaceuticals, Inc.), VGX Pharmaceuticals and its subsidiary VGX Animal Health and records a non-controlling interest for the 15% and 9% of VGX Animal Health it does not own as of September 30, 2015 and December 31, 2014, respectively. The Company's investment in GeneOne, which is recorded as investment in affiliated entity within the condensed consolidated balance sheets is accounted for at fair value on a recurring basis, with changes in fair value recorded on the condensed consolidated statements of operations within gain (loss) on investment in affiliated entity. All intercompany accounts and transactions have been eliminated upon consolidation.
Variable Interest Entities
In June 2009, the FASB issued authoritative guidance that requires companies to perform a qualitative analysis to determine whether a variable interest in another entity represents a controlling financial interest in a variable interest entity. A controlling financial interest in a variable interest entity is characterized by having both the power to direct the most significant activities of the entity and the obligation to absorb losses or the right to receive benefits of the entity. This guidance also requires on-going reassessments of variable interests based on changes in facts and circumstances. This guidance became effective for fiscal years beginning after November 15, 2009. The Company adopted the provisions of the guidance in the first quarter of 2010 and determined that none of the entities with which the Company currently conducts business and collaborations are variable interest entities, except VGXI (a wholly-owned subsidiary of GeneOne) and Plumbline Life Sciences, Inc. ("PLS") (See Note 11). The Company determined that they are not the primary beneficiary and therefore are not required to consolidate VGXI or PLS. The Company continues to assess its variable interests and has determined that no significant changes have occurred as of September 30, 2015.

5. Investments
Investments consist of mutual funds, United States corporate debt securities, municipal bonds and an equity investment in the Company's affiliated entity PLS at September 30, 2015 and mutual funds and United States corporate debt securities at December 31, 2014. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses are included in non-operating other income (expense) on the condensed consolidated statement of operations and are derived using the specific identification method for determining the cost of the securities sold.  During the three and nine months ended September 30, 2015 and 2014, a minimal amount of net realized loss on investments was recorded. Interest and dividends on investments classified as available-for-sale are included in interest and other income, net, in the condensed consolidated statements of operations. As of September 30, 2015, the Company had 56 available-for-sale securities in a gross unrealized loss position of which 6 were in such position for longer than 12 months. There were no impairments considered to be other-than-temporary as the Company has the ability and intent to hold the securities until recovery of the cost basis.
The following is a summary of available-for-sale securities as of September 30, 2015 and December 31, 2014:

		As of September 30, 2015
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$58,633,654	$—	$(398,320)	$58,235,334
US corporate debt securities	Less than 2	26,993,900	6,052	(24,873)	26,975,079
Municipal bonds	Less than 1	103,156	—	(13)	103,143
Investment in affiliated entity (PLS)	---	—	7,130,768	—	7,130,768
Total investments		$85,730,710	$7,136,820	$(423,206)	$92,444,324

		As of December 31, 2014
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$29,487,758	$2,667	$(216,790)	$29,273,635
US corporate debt securities	Less than 2	23,839,606	70	(37,337)	23,802,339
Total investments		$53,327,364	$2,737	$(254,127)	$53,075,974

6. Marketable Securities and Fair Value Measurements
The guidance regarding fair value measurements establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets that are accessible at the measurement date; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the nine months ended September 30, 2015 or 2014.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, and are determined using the following inputs as of September 30, 2015:

	Fair Value Measurements at
	September 30, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$53,090,572	$53,090,572	$—	$—
Mutual funds	58,235,334	—	58,235,334	—
US corporate debt securities	26,975,079	—	26,975,079	—
Municipal bonds	103,143	—	103,143	—
Investments in affiliated entities	25,321,361	25,321,361	—	—
Common stock warrants	88,900	—	—	88,900
Total Assets	$163,814,389	$78,411,933	$85,313,556	$88,900
Liabilities:
Common stock warrants	$1,093,752	$—	$—	1,093,752
Total Liabilities	$1,093,752	$—	$—	$1,093,752

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, and are determined using the following inputs as of December 31, 2014:

	Fair Value Measurements at
	December 31, 2014
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$36,474,066	$36,474,066	$—	$—
Mutual funds	29,273,635	—	29,273,635	—
US corporate debt securities	23,802,339	—	23,802,339	—
Investment in affiliated entity	12,340,811	12,340,811	—	—
Common stock warrants	550,000	—	—	550,000
Total Assets	$102,440,851	$48,814,877	$53,075,974	$550,000
Liabilities:
Common stock warrants	$2,022,729	$—	$—	$2,022,729
Total Liabilities	$2,022,729	$—	$—	$2,022,729

Level 1 assets include money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investments in GeneOne and PLS. The Company accounts for its investment in GeneOne at fair value on a recurring basis by which the fair value is based on the market value of 1,644,155 common shares on September 30, 2015 and December 31, 2014, listed on the Korean Stock Exchange. The Company accounts for its investment in PLS as an available-for sale security by which the fair value is based on the market value of 395,758 common shares on September 30, 2015, listed on the Korea New Exchange (KONEX) Market. The Company elected the fair value option in conjunction with the investment in GeneOne at the inception of the investment therefore changes in the fair value of the investment are reflected as other income (expense) in the condensed consolidated statements of operations.  The Company did not elect the fair value option for the investment in PLS at the inception of the investment, but rather recorded the investment under the equity method until its ownership interest dropped below 20% in June 2015 and accordingly began recording the investment under the cost method using the carryover basis from the equity method of zero. Once shares of PLS began trading on the KONEX, the Company classified the investment as available-for-sale and began recording the investment at fair value with changes in fair value reflected in other comprehensive income (loss).
Level 2 assets at September 30, 2015 include US corporate debt securities, mutual funds and municipal bonds held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing their assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
Level 3 assets at September 30, 2015 include two warrants received by the Company to purchase shares of common stock of OncoSec Medical Incorporated (“OncoSec”), in connection with the first and second amendments to the Asset Purchase Agreement between the Company and OncoSec signed in September 2011 and March 2012, respectively. The first warrant to purchase 50,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $24.00 per share. The second warrant to purchase 150,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $20.00 per share.
As of September 30, 2015 the Company has a long-term asset of $89,000 associated with the warrants received to purchase common stock of OncoSec. The Company reassesses the fair value of the warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of OncoSec stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on publicly available historical data and knowledge of OncoSec. The Company reassesses the fair value of the warrants at each reporting date. The assumptions used to estimate the fair values of the OncoSec common stock warrants at September 30, 2015 are presented below:

Risk-free interest rate	0.33-0.49%
Expected volatility	90%
Expected life in years	1.0-1.5
Dividend yield	—

As a result of these calculations, the Company recorded a decrease in fair value of the two warrants of $98,000 and $461,000 for the three and nine months ended September 30, 2015, respectively, and a decrease in fair value of the two warrants of $290,000 and $127,000 for the three and nine months ended September 30, 2014, respectively. The change in fair value is reflected in the Company's condensed consolidated statements of operations as a component of change in fair value of common stock warrants.
The following table presents a summary of changes in fair value of the Company’s total Level 3 financial assets for the nine months ended September 30, 2015:

Balance at January 1, 2015	$550,000
Decrease in fair value included in change in fair value of common stock warrants	(461,100)
Balance at September 30, 2015	$88,900

Level 3 liabilities held as of September 30, 2015 consist of common stock warrant liabilities associated with warrants to purchase the Company's common stock issued in March 2013. If unexercised, the warrants will expire in September 2018. During the three and nine months ended September 30, 2015, no warrants were exercised. During the three and nine months ended September 30, 2014, warrants to purchase 97,865 and 2,169,342 shares of common stock were exercised, respectively.
As of September 30, 2015 the Company has a $1.1 million common stock warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. The assumptions used to estimate the fair value of common stock warrants at September 30, 2015 are presented below:

Risk-free interest rate	0.92%
Expected volatility	83%
Expected life in years	3.0
Dividend yield	—
Changes in these assumptions as well as in the Company's stock price on the valuation date can have a significant impact on the fair value of the common stock warrant liability. As a result of these calculations, the Company recorded a decrease in fair value of $616,000 and $929,000 for the three and nine months ended September 30, 2015, respectively, and a decrease in fair value of $176,000 and $331,000 for the three and nine months ended September 30, 2014, respectively. The change in fair value is reflected in the Company's condensed consolidated statements of operations as a component of change in fair value of common stock warrants. Warrants that were exercised during the period were revalued on the day prior to exercise and then reclassified into stockholders' equity upon exercise.
The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the nine months ended September 30, 2015:

Balance at January 1, 2015	$2,022,729
Decrease in fair value included in change in fair value of common stock warrants	(928,977)
Balance at September 30, 2015	$1,093,752

7. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		September 30, 2015			December 31, 2014
	Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill(a)		$10,113,371	$—	$10,113,371	$10,113,371	$—	$10,113,371
Amortizing:
Patents	8 – 17	5,802,528	(5,482,100)	320,428	5,802,528	(5,358,433)	444,095
Licenses	8 – 17	1,323,761	(1,125,926)	197,835	1,323,761	(1,104,366)	219,395
CELLECTRA®(b)	5 – 11	8,106,270	(6,291,176)	1,815,094	8,106,270	(5,970,866)	2,135,404
GHRH(b)	11	335,314	(200,661)	134,653	335,314	(176,899)	158,415
Other(c)	18	4,050,000	(2,400,000)	1,650,000	4,050,000	(2,231,250)	1,818,750
Total intangible assets		19,617,873	(15,499,863)	4,118,010	19,617,873	(14,841,814)	4,776,059
Total goodwill and intangible assets		$29,731,244	$(15,499,863)	$14,231,381	$29,731,244	$(14,841,814)	$14,889,430

(a)	Goodwill was recorded from the Inovio AS acquisition in January 2005 and from the acquisition of VGX in June 2009 for $3.9 million and $6.2 million, respectively.

(b)	CELLECTRA® and GHRH are developed technologies which were recorded from the acquisition of VGX.

(c)	Other intangible assets represent the fair value of acquired intellectual property from the Inovio AS acquisition.
Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2015 was $215,000 and $658,000, respectively. Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2014 was $235,000 and $712,000, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $212,000 for the remainder of fiscal year 2015, $816,000 for 2016, $775,000 for 2017, $773,000 for 2018, $773,000 for 2019 and $769,000 for 2020 and the years thereafter.

8. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of September 30, 2015 and December 31, 2014:

			Outstanding as of
	Authorized	Issued	September 30, 2015	December 31, 2014
Common Stock, par $0.001	600,000,000	72,180,794	72,180,794	60,741,082
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	23	23
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	—	—
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
In March 2013, the Company completed an underwritten offering of 6,844,317 shares of common stock and warrants to purchase an aggregate of up to 3,422,158 shares of common stock. The shares and warrants were sold in units at a price of $2.20 per unit, with each unit consisting of one share of common stock and a warrant to purchase 0.50 share of common stock at an exercise price of $3.1744 per share. The warrants have a term of 5.5 years. The net proceeds, after deducting the underwriters' discounts and other offering expenses, were approximately $14.0 million. The Company valued the registered warrants issued in connection with the March 2013 financing as of the issuance date using the Black Scholes pricing model and recorded a current liability on the condensed consolidated balance sheet. As of September 30, 2015, 3,138,067 of these warrants had been exercised.
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

Warrants
The following table summarizes the warrants outstanding as of September 30, 2015 and December 31, 2014:

			As of September 30, 2015		As of December 31, 2014
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants	Common Stock Warrant Liability	Number of Warrants	Common Stock Warrant Liability
March 2013 financing	$3.17	September 12, 2018	284,091	$1,093,752	284,091	$2,022,729
Warrants assumed in June 2009 Merger	$4.08-$5.08	April 28, 2016	296,813	—	727,969	—
Total			580,904	$1,093,752	1,012,060	$2,022,729
Stock Options
The Company has one active stock-based incentive plan, the Amended and Restated 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees. The Incentive Plan was adopted on March 31, 2007, approved by the stockholders on May 4, 2007, approved by the stockholders as amended on May 2, 2008, and approved by the stockholders as amended and restated on August 25, 2009, May 14, 2010, May 22, 2014 and May 8, 2015. On May 14, 2010 the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 500,000 and to provide that the aggregate number of shares available for grant under the Incentive Plan will be increased on January 1 of each year beginning in 2011 by a number of shares equal to the lesser of 513,833 or such lesser number of shares as may be determined by the Board. On May 22, 2014 and May 8, 2015, the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 1,250,000 and 2,000,000, respectively. At September 30, 2015, there were 6,729,052 shares of common stock reserved for issuance upon exercise of incentive awards granted and to be granted at future dates under the Incentive Plan. At September 30, 2015, the Company had 2,032,801 shares of common stock available for future grant under the Incentive Plan, 230,000 shares of unvested restricted stock units and options to purchase 4,466,251 shares of common stock outstanding under the Incentive Plan. The awards granted and available for future grant under the Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The Incentive Plan terminates by its terms on March 31, 2017.
The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the Amended 2000 Stock Option Plan and the VGX Equity Compensation Plan, under which the Company had options to purchase 148,878 and 1,260,082 shares of common stock outstanding at September 30, 2015, respectively. The terms and conditions of the options outstanding under these plans remain unchanged.

9. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted income (loss) per share is calculated in accordance with the treasury stock method and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The calculation of diluted income (loss) per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method.
The following tables reconcile the components of the numerator and denominator included in the calculations of diluted income (loss) per share:

	Three Months Ended September 30,
	2015	2014
Numerator
Net income (loss) attributable to Inovio Pharmaceuticals, Inc.	$5,594,468	$(7,177,575)
Reflect adjustment for decrease in fair value of warrant liability	(616,477)	(271,022)
Numerator for use in diluted income (loss) per share	$4,977,991	$(7,448,597)

Denominator
Weighted average number of common shares outstanding	72,029,644	60,392,911
Effect of dilutive potential common shares	1,931,593	209,920
Denominator for use in diluted income (loss) per share	73,961,237	60,602,831

Net income (loss) per share, diluted	$0.07	$(0.12)

	Nine Months Ended September 30,
	2015	2014
Numerator
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(11,235,561)	$(28,710,309)
Reflect adjustment for decrease in fair value of warrant liability	(928,978)	(1,996,544)
Numerator for use in diluted loss per share	$(12,164,539)	$(30,706,853)

Denominator
Weighted average number of common shares outstanding	66,846,481	58,625,740
Effect of dilutive potential common shares	172,480	310,674
Denominator for use in diluted loss per share	67,018,961	58,936,414

Net loss per share, diluted	$(0.18)	$(0.52)

The following table summarizes potential common shares that were excluded from the diluted net income (loss) per share calculation because of their anti-dilutive effect for the three months ended September 30, 2015:

Common Stock Equivalents	2015	2014
Options to purchase common stock	2,812,185	4,833,877
Warrants to purchase common stock	—	978,052
Convertible preferred stock	8,456	8,456
Total	2,820,641	5,820,385

The following table summarizes potential common shares that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect for the nine months ended September 30, 2015:

Common Stock Equivalents	2015	2014
Options to purchase common stock	5,875,211	4,833,877
Warrants to purchase common stock	580,904	978,052
Restricted stock units	230,000	—
Convertible preferred stock	8,456	8,456
Total	6,694,571	5,820,385

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
The weighted average assumptions used in the Black-Scholes model for employees and directors are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Risk-free interest rate	1.05%	0.93%	0.99%	1.49%
Expected volatility	75%	79%	74%	110%
Expected life in years	5.0	5.0	5.0	5.1
Dividend yield	—	—	—	—
Forfeiture rate	7%	8%	7%	8%

Total employee and director compensation cost for the Company's stock plan recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2015 was $1.1 million and $4.6 million, respectively, of which $565,000 and $2.6 million were included in research and development expenses and $559,000 and $2.0 million were included in general and administrative expenses, respectively.
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
At September 30, 2015, there was $8.2 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years.
The weighted average grant date fair value per share was $4.59 and $4.62 for employee and director stock options granted during the three and nine months ended September 30, 2015, respectively, and $6.51 and $9.32 for employee and director stock options granted during the three and nine months ended September 30, 2014, respectively.
At September 30, 2015, there was $1.4 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.3 years.
The weighted average grant date fair value was $7.76 per share for employee restricted stock units granted during the nine months ended September 30, 2015. There were no restricted stock units granted during the three months ended September 30, 2015 and no restricted stock units granted during the three and nine months ended September 30, 2014.
The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three and nine months ended September 30, 2015 was $3,000 and $273,000, respectively. Total stock-based compensation for options granted to non-employees for the three and nine months ended September 30, 2014 was $88,000 and $547,000, respectively.

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
For the three and nine months ended September 30, 2015, the Company recognized revenue from GeneOne of $113,000 and $338,000, respectively, which consisted of licensing and other fees. Operating expenses related to GeneOne for the three and nine months ended September 30, 2015 include $1.1 million and $6.5 million, respectively, related to biologics manufacturing. For the three and nine months ended September 30, 2014, the Company recognized revenue from GeneOne of $113,000 and $367,000, respectively, which consisted of licensing and other fees. Operating expenses related to GeneOne for the three and nine months ended September 30, 2014 include $413,000 and $4.1 million, respectively, related to biologics manufacturing. At September 30, 2015 and December 31, 2014, the Company had an accounts receivable balance of $0 and $2,000, respectively, and an accounts payable and accrued liability balance of $2.8 million and $28,000, respectively, related to GeneOne and its subsidiaries. At September 30, 2015 and December 31, 2014, $213,000 and $260,000 of prepayments made to GeneOne were classified as long-term other assets on the consolidated balance sheet, respectively.
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
Plumbline Life Sciences, Inc.
In May 2014, the Company's 85% owned subsidiary VGX Animal Health entered into an agreement for the sale of its animal health assets to Plumbline Life Sciences, Inc. ("PLS") of Korea. The assets transferred included an exclusive license with Inovio for animal applications of its growth hormone-releasing hormone ("GHRH") technology and animal DNA vaccines plus a non-exclusive license to Inovio electroporation delivery systems. In May 2015, VGX Animal Health received payment of $1.0 million from PLS and is scheduled to receive an additional $1.0 million payment in 2016. No receivable has been recorded for the $1.0 million due from PLS as collection is uncertain.
VGX Animal Health received 20% of the outstanding shares of PLS and received additional shares to maintain its 20% equity ownership position in PLS until equity fund-raising by PLS reached $10.0 million in June 2015. In July 2015 the Company's ownership in VGX Animal Health decreased from 91% to 85%. After the Company’s ownership changed, VGX Animal Health distributed its 465,364 shares of PLS to its shareholders in a pro-rata distribution.  After the distribution, the Company held 395,758 shares, or approximately 16.9% of PLS common stock.
As of September 30, 2015 the Company accounts for its ownership interest in PLS under the accounting guidance for investments considered available-for-sale (Accounting Standards Codification (ASC) 320). The original carrying value of the Company's investment in PLS was $0. On July 28, 2015, PLS registered on the Korea New Exchange (KONEX) Market. The total carrying value of the Company's investment in PLS was $7.1 million as of September 30, 2015. The fair value is based on the market value of the 395,758 common shares owned, listed on the KONEX. The changes in carrying value of PLS are recorded in the condensed consolidated statements of comprehensive income (loss) as an unrealized gain on investment in affiliated entity.

12. Commitments and Contingencies
In March 2014, the Company entered into an office lease (the "Lease") with a publicly owned real estate investment trust, located in Plymouth Meeting, Pennsylvania. The Company occupied the new space in June 2014. The initial term of the Lease is 11.5 years and the Company plans to use the facility for office purposes.
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
In July 2015, the Company amended the lease for its headquarters in Plymouth Meeting, Pennsylvania to increase the total leased space. The commencement of the amended lease is estimated to be in the first quarter of 2016 and will increase monthly lease payments by approximately $16,000.
In August 2015 the Company entered into a sublease for its previous facility and completely vacated the premises. The Company has recorded a cease-use accrual of $80,000 as of September 30, 2015.
In June 2015, the Company amended the lease for its corporate office in San Diego, California to increase the total leased space and occupy the entire building. The amendment requires the lessor to complete and pay for certain improvements to the additional space before the commencement of the amended lease which is estimated to be in the fourth quarter of 2015. The amended lease will increase monthly lease payments by approximately $13,000. The Company has capitalized $187,000 of tenant improvements within fixed assets on the condensed consolidated balance sheet related to this additional space, and has recorded a corresponding increase to deferred rent.
The Company's future minimum lease payments under all non-cancelable operating leases as of September 30, 2015 are as follows:

Remainder of 2015	$201,000
2016	1,573,000
2017	1,684,000
2018	1,655,000
2019	1,884,000
2020	1,932,000
Thereafter	9,732,000
Total	$18,661,000

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

13. Collaborative Agreements
MedImmune
On August 7, 2015, The Company entered into a license and collaboration agreement with MedImmune, the global biologics research and development arm of AstraZeneca. Under the agreement, MedImmune acquired exclusive rights to the Company's INO-3112 immunotherapy, which targets cancers caused by human papillomavirus (HPV) types 16 and 18. MedImmune made an upfront payment of $27.5 million to the Company in September 2015 and has agreed to make additional future development, regulatory and commercial event based payments totaling up to $700 million. MedImmune will fund all development costs associated with INO-3112 immunotherapy. The Company is entitled to receive up to mid-single to double-digit tiered royalties on INO-3112 product sales. Within the broader collaboration, the Company and MedImunne will develop up to two additional DNA-based cancer vaccine products not included in the Company's current product pipeline, which MedImmune will have the exclusive rights to develop and commercialize. The Company will receive development, regulatory and commercialization event based payments and will be eligible to receive royalties on worldwide net sales for these additional cancer vaccine products. The Company has assessed event based payments under the authoritative guidance for research and development milestones and determined that none of the event based payments represent a milestone under the milestone method of accounting.
The Company identified the deliverables at the inception of the agreement. The Company has determined that the license to INO-3112, the license for the research collaboration products with related research and development services and the product development services for INO-3112 individually represent separate units of accounting because each deliverable has standalone value. The Company considered the provisions of the multiple-element arrangement guidance in determining whether the deliverables outlined above have standalone value and thus should be treated as separate units of accounting. The Company determined that the license for INO-3112, the license for the research collaboration products with related research and development services, and the product development services for INO-3112 have standalone value and represent separate units of accounting because the rights conveyed permit MedImmune to perform all efforts necessary to complete development, commercialize and begin selling the product upon regulatory approval. In addition, MedImmune has the appropriate development, regulatory and commercial expertise with products similar to the product licensed under the agreement and has the ability to engage third parties to manufacture the product allowing MedImmune to realize the value of the license without receiving any of the remaining deliverables. MedImmune can also sublicense its license rights to third parties. Also, the Company determined that the product development services for INO-3112 represents an individual unit of accounting as MedImmune could perform such services and/or could acquire these on a separate basis. The best estimated selling prices for these units of accounting were determined based on market conditions, the terms of comparable collaborative agreements for similar technology in the pharmaceutical and biotechnology industry, the Company's pricing practices and pricing objectives and the nature of the research and development services to be provided. While market data and the cost-to-recreate method under the cost approach were considered throughout the valuation process, ultimately, the estimated selling prices of the licenses were determined utilizing two forms of the relief from royalty method under the income approach. The arrangement consideration was allocated to the deliverables based on the relative selling price method.
The amount allocable to the delivered unit or units of accounting is limited to the amount that is considered fixed and determinable and is not contingent upon the delivery of additional items or meeting other specified performance conditions. Based on the results of the Company's analysis, the $27.5 million up-front payment was allocated as follows: $15.0 million to the product license to INO-3112 and $12.5 million for the license to the research collaboration products and related research and developments services. The amount allocated to the license for INO-3112 was recognized as revenue under collaborative research and development arrangements during the three months ended September 30, 2015 as this was determined to be earned upon the granting of the license and delivery of the related knowledge and data. The remaining amount related to the research collaboration products and related research and development services is classified as long-term deferred revenue as of September 30, 2015. The Company believes that no substantive value related to the research collaboration product license and research services has been transferred to MedImmune prior to their selection of the first research collaboration product since there is no economic benefit from the research unless such product candidate is selected. Furthermore, if MedImmune decides to not proceed with the selection of the product candidate, the research collaboration product license would be terminated. Therefore, the Company believes the license for the research collaboration products is not delivered until the research services are completed and the selection of the product candidate is made by MedImmune (i.e. exercise of an option). The Company has classified the amount allocated to this deliverable as long-term deferred revenue as it is not expected that MedImmune will select a product candidate within the next 12 months. As of September 30, 2015, the Company has a deferred revenue and accounts receivable balance of $12.5 million and $140,000 respectively, related to the Agreement.
Roche
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
Under the terms of the agreement, Roche made an upfront payment of $10.0 million and agreed to make additional development, regulatory and commercial event based payments. These potential future event based payments have been reduced significantly due to the partial termination of the Agreement. The Company has assessed event based payments under the authoritative guidance for research and development milestones and determined that $3.0 million related to INO-1800 represents a milestone under the milestone method of accounting.
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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is considered fixed and determinable and is not contingent upon the delivery of additional items or meeting other specified performance conditions. Based on the results of the Company's analysis, the $10.0 million up-front payment was allocated as follows: $5.0 million and $3.4 million to the license to INO-5150 and INO-1800, respectively, $1.5 million to the option right and $155,000 to the joint steering committee obligation. The amounts allocated to the licenses for INO-5150 and INO-1800 were recognized as revenue under collaborative research and development arrangements during the year ended December 31, 2013 as these were determined to be earned upon the granting of the license and delivery of the related knowledge and data. Due to the Company's continuing involvement obligations, the remaining amounts were classified as deferred revenue as of December 31, 2013. The Company will recognize revenues associated with research and development services and manufacturing and drug supply as revenues under collaborative arrangements as the related services are performed and according to the relative selling price method of the allocable arrangement consideration. During the three and nine months ended September 30, 2015, the Company recognized revenues of $1.3 million and $9.9 million from Roche, respectively. Of the nine month period revenues, $3.0 million related to previously deferred revenue which was recognized based on the partial termination of the Agreement in February 2015 and $3.0 million related to a milestone earned during the period. As of September 30, 2015, the Company has a deferred revenue and accounts receivable balance of $313,000 and $3.0 million, respectively, related to the Agreement.

14. Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The income tax benefit recorded during the three months ended September 30, 2015 of $1.8 million is principally due to a requirement under Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, that a Company must consider all sources of income in order to determine the tax benefit resulting from a loss from continuing operations.  As a result of the requirement under ASC 740-20-45-7, the pretax income which the Company generated from other comprehensive income was a source of income which resulted in the partial realization of the current year loss from continuing operations.  During the three and nine months ended September 30, 2015 the Company has recorded an approximate $1.8 million tax benefit to continuing operations out of the full year benefit of $3.1 million and an offsetting $3.1 million charge to other comprehensive income.

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
Recent Developments
On August 7, 2015, we entered into a license and collaboration agreement with MedImmune, the global biologics research and development arm of AstraZeneca. Under the agreement, MedImmune acquired exclusive rights to our INO-3112 immunotherapy, which targets cancers caused by human papillomavirus (HPV) types 16 and 18. MedImmune has made an upfront payment of $27.5 million and will make potential future payments upon reaching development and commercial milestones totaling up to $700 million. MedImmune will fund all development costs. We are entitled to receive up to double-digit tiered royalties on INO-3112 product sales. Within the broader collaboration, we will develop with MedImunne up to 2 additional DNA-based cancer vaccine products not included in our current product pipeline, which MedImmune will have the exclusive rights to develop and commercialize if they so choose. We will receive development, regulatory and commercialization event based payments and will be eligible to receive royalties on worldwide net sales for these additional cancer vaccine products.
On May 5, 2015, we closed an underwritten public offering of 10,925,000 shares of our common stock, including 1,425,000 shares of common stock issued pursuant to the underwriter’s exercise of its overallotment option, at the public offering price of $8.00 per share. The net proceeds, after deducting the underwriter’s discounts and commission and other offering expenses, were $81.9 million.
As of September 30, 2015 we had an accumulated deficit of $343.1 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Critical Accounting Policies
The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment. Our discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. There have been no changes to our critical accounting policies during the three and nine months ended September 30, 2015. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies include:
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

Results of Operations
Revenue. We had total revenue of $24.2 million and $34.6 million for the three and nine months ended September 30, 2015, respectively, as compared to $1.8 million and $8.0 million for the three and nine months ended September 30, 2014, respectively. Revenue primarily consists of revenue under collaborative research and development arrangements, grants and government contracts.
Revenue under collaborative research and development arrangements, including arrangements with affiliated entities, was $16.6 million and $25.5 million for the three and nine months ended September 30, 2015, respectively, as compared to $1.2 million and $6.0 million for the three and nine months ended September 30, 2014, respectively. The increase for the three-month period year over year was primarily due to the revenue recognized from our Agreement with MedImmune entered into in August 2015 (see Note 13). The increase for the nine-month period year over year was primarily due to the revenue recognized from our Agreement with MedImmune and revenue recognized from the Roche Agreement which was previously deferred related to the partial termination of the Agreement as well as the $3.0 million milestone earned during the period.
During the three and nine months ended September 30, 2015, we recorded grant and miscellaneous revenue of $7.6 million and $9.2 million, respectively, as compared to $613,000 and $2.0 million for the three and nine months ended September 30, 2014, respectively.  The increase for the three and nine-month periods year over year was primarily due to revenue recognized from our DARPA Ebola grant of $7.3 million, offset by less revenue recognized from various grants due to the timing of work performed.
Research and Development expenses. Research and development expenses for the three and nine months ended September 30, 2015, were $16.1 million and $42.2 million, respectively, as compared to $7.0 million and $24.9 million for the three and nine months ended September 30, 2014, respectively. The increase for the three-month period year over year was primarily due to an increase in clinical study costs, sub-license fee expense based on the up-front payment received from MedImmune, increased employee headcount to support clinical trials and partnerships and an increase in expenses related to our DARPA Ebola grant of $3.0 million, $2.0 million, $1.6 million and $923,000, respectively, among other variances. The increase for the nine-month period year over year was primarily due to an increase in clinical study costs, expenses related to our DARPA Ebola grant, increased employee headcount, sub-license fee expense based on the up-front payment received from MedImmune, increased outside services related to research and development activities and higher expensed inventory to support clinical trials and partnerships of $6.6 million, $4.2 million, $4.1 million, $2.0 million, $1.1 million and $754,000, respectively. These increases were offset by lower costs of $3.0 million incurred for biologics manufacturing and other expenses related to the Roche Agreement, among other variances.
General and Administrative expenses. General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, for the three and nine months ended September 30, 2015, were $4.4 million and $13.2 million, respectively, as compared to $3.2 million and $11.6 million for the three and nine months ended September 30, 2014, respectively. The increase for the three-month period year over year was primarily due to an

Table of Contents

increase in corporate and patent legal fees and employee headcount of $415,000 and $408,000, respectively, among other variances. The increase for the nine-month period year over year was primarily due to an increase in employee headcount and corporate and patent legal fees of $1.3 million and $194,000, respectively, among other variances.
Stock-based compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee's requisite service period. Total employee compensation cost for our stock plans for the three and nine months ended September 30, 2015 was $1.1 million and $4.6 million, respectively. From these amounts, $565,000 and $2.6 million were included in research and development expenses and $559,000 and $2.0 million were included in general and administrative expenses, respectively. Total employee compensation cost for our stock plans for the three and nine months ended September 30, 2014 was $708,000 and $4.0 million, respectively. From these amounts, $410,000 and $2.4 million were included in research and development expenses and $298,000 and $1.6 million were included in general and administrative expenses, respectively. The increase for the three and nine-month periods year over year was primarily due to an increase in the number of employee and director stock options and restricted stock units granted.
Change in fair value of common stock warrants. The change in fair value of common stock warrants for the three and nine months ended September 30, 2015 was $519,000 and $468,000, respectively, as compared to $(114,000) and $204,000 for the three and nine months ended September 30, 2014, respectively. The variance is due to the revaluation of the OncoSec common stock warrants and revaluation of the registered common stock warrants issued by us in March 2013, as well as a fewer number of warrants classified as a current liability due to a significant number of warrants exercised during 2014. We revalue warrants at each balance sheet date to fair value. Warrants that were exercised during the period were revalued the day prior to exercise and reclassified into stockholders' equity upon exercise. If unexercised, the remaining warrants will expire in September 2018.
Gain (Loss) from investment in affiliated entity. The gain (loss) is a result of the change in the fair market value of the investment in GeneOne for the three and nine months ended September 30, 2015.
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

Working Capital and Liquidity
As of September 30, 2015 we had cash and short-term investments of $170.8 million and working capital of $165.8 million, as compared to $93.6 million and $84.9 million, respectively, as of December 31, 2014. The increase in cash and short-term investments during the nine months ended September 30, 2015 was primarily due to our May 2015 financing and up-front payment of $27.5 million received from MedImmune, offset by expenditures related to our research and development activities and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.
Net cash used in operating activities was $5.7 million and $21.7 million for the nine months ended September 30, 2015 and 2014, respectively. The variance was primarily due to the up-front payment received from MedImmune offset by an increase in research and development operating expenses.
Net used in investing activities was $33.6 million and $12.6 million for the nine months ended September 30, 2015 and 2014, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Net cash provided by financing activities was $84.2 million and $71.3 million for the nine months ended September 30, 2015 and 2014, respectively. The increase was related to proceeds received from our May 2015 financing.
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
During the nine months ended September 30, 2015, warrants and stock options to purchase 514,712 shares of common stock were exercised for total proceeds to the Company of $2.4 million.
During the nine months ended September 30, 2014, warrants and stock options to purchase 2,421,311shares of common stock were exercised for total proceeds to the Company of $12.1 million.
As of September 30, 2015, we had an accumulated deficit of $343.1 million. We have operated at a loss since 1994, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that current cash and short-term investments are sufficient to meet planned working capital requirements for at least the next twelve months.

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
The investment in affiliated entity represents our ownership interest in the Korean based companies, GeneOne and PLS. We report these investments at fair value on the condensed consolidated balance sheet using the closing price of GeneOne and PLS shares of common stock as listed on the Korean Stock Exchange and Korea New Exchange Market, respectively.
Common stock warrants that we have received to purchase shares of OncoSec are classified on the condensed consolidated balance sheet as a long-term asset that is revalued at each balance sheet date subsequent to the initial receipt.
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the nine months ended September 30, 2015, have been made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investments in GeneOne and PLS which are denominated in South Korean Won. We do not have any foreign currency hedging instruments in place.
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
Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2015.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced significant operating losses to date; as of September 30, 2015 our accumulated deficit was approximately $343.1 million. We have generated limited revenues, primarily consisting of license and grant revenue, and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.
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
We have entered into, or may enter into, distribution, co-promotion, partnership, sponsored research and other arrangements for development, manufacturing, sales, marketing and other commercialization activities relating to our products. For example, in the past we have entered into license and collaboration agreements. The amount and timing of resources applied by our collaborators are largely outside of our control.
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
We currently derive, and in the past we have derived, a significant portion of our revenue from a limited number of licensing partners and government grants and contracts. Revenue can fluctuate significantly depending on the timing of up-front and event-based payments and work performed. If we fail to sign additional future contracts with major licensing partners and the government, if a contract is delayed or deferred, or if an existing contract expires or is canceled and we fail to replace the contract with new business, our revenue would be adversely affected.
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
10.1
DNA Cancer Vaccine Collaboration and License Agreement dated as of August 7, 2015 by and between MedImmune, Limited and Inovio Pharmaceuticals, Inc. (filed herewith) (Inovio has applied with the Secretary of the Securities and Exchange Commission for confidential treatment of certain confidential portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.).

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

Inovio Pharmaceuticals, Inc.

Date:	November 6, 2015	By	/s/ J. JOSEPH KIM
J. Joseph Kim President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 6, 2015	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)