Form 10-K
period 2015-12-31
INOVIO PHARMACEUTICALS, INC.
filed 2016-03-14
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of June 30, 2015 was approximately $555,185,404 based on $8.16, the closing price on that date of the Registrant’s Common Stock on the NASDAQ.
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 72,224,025 as of March 7, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders (the “Proxy Statement’) are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2015.

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
Overview
Inovio is a bio-pharmaceutical company which is developing active DNA immunotherapies and vaccines focused on treating and preventing cancers and infectious diseases. Our DNA-based immunotherapies, in combination with our proprietary electroporation delivery devices, are intended to generate robust immune responses, in particular T cells, in the body to fight target diseases. In 2014 we reported that in a controlled phase II clinical study we generated significant, functional antigen-specific T cells that correlated to clinically relevant efficacy against HPV-associated cervical precancer. This data was published in The Lancet in September 2015. We plan to launch a phase III study of this product in 2016 and are advancing multiple cancer clinical studies.
Our novel SynCon® immunotherapy design has shown the ability to help break the immune system’s tolerance of cancerous cells. Our SynCon® product design approach is also intended to facilitate cross-strain protection against known as well as new unmatched strains of pathogens such as influenza. Given the recognized role of killer T cells in eliminating cancerous or infected cells from the body and our published phase II results, our scientists believe our active immunotherapies may play an important role in helping fight multiple cancers and infectious diseases. Human data to date have shown a favorable safety profile of our DNA immunotherapies delivered using electroporation.
We have completed, current or planned clinical programs of our proprietary SynCon® immunotherapies for HPV-caused pre-cancers and cancers (cervical, head and neck, anal), prostate cancer, breast/lung/pancreatic cancer, hepatitis C virus (HCV), hepatitis B virus (HBV), HIV, influenza, Ebola, MERS (Middle East Respiratory Syndrome) and Zika virus.
Our corporate strategy is to advance and protect a differentiated immunotherapy platform and use its unique capabilities to design and develop an array of cancer and infectious disease products. We aim to advance products through to commercialization. We continue to leverage third party resources through collaborations and partnerships including product license agreements. Our partners and collaborators include MedImmune, LLC, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”), University of Pennsylvania, GeneOne Life Science Inc., Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, National Institute of Allergy and Infectious Diseases (“NIAID”), United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”),  and Defense Advanced Research Projects Agency (“DARPA”).
Inovio’s Differentiated Immunotherapy Platform
The idea of stimulating the immune system to prevent or treat infections and cancers has been and continues to be a compelling concept. In recent years immuno-oncology products have achieved tremendous momentum in the world of cancer. Today the opportunity for immune activating technologies with the potential to fight cancers and chronic infectious diseases has never appeared more promising, with notable technology advancements such as checkpoint inhibitors leading the way in oncology. Yet, while yielding promising results, in many respects the surface has been barely scratched. There remains a significant need and opportunity for further advancements.

Our immunotherapy platform comprising our DNA-based immunotherapy and electroporation delivery technologies has an important fundamental capability with a multitude of possible disease/product opportunities. The basic goal of our platform is to enable in vivo (in the body) generation of useful immune components to achieve desired therapeutic and preventive outcomes. We have historically been primarily focused on in vivo generation of disease-specific antigens in the body in order to stimulate prophylactic or therapeutic immune responses. More recently we have embarked on a new application: in vivo generation of monoclonal antibodies to achieve preventive and therapeutic outcomes complementary to our antigen-generating immunotherapies.
The essence of our platform is that we can genetically encode a DNA plasmid for an antigen or monoclonal antibody specific to a targeted disease. We can combine multiple such plasmids into a “product,” inject the plasmids into tissue of the body, use electroporation to facilitate significant cellular uptake of the plasmids, and then enhance the ability of the intracellular machinery that is intended to produce useful proteins for the functioning of the body to temporarily produce the target antigen or monoclonal antibody. An antigen produced in this manner will then induce the immune system to generate polyclonal antibodies or T cells with the ability to perform their preventive or therapeutic functions. Similarly, monoclonal antibodies generated in this manner can then also perform their intended functions.
With our core technologies we have developed a rich pipeline of pre-clinical and clinical stage products that have generated, in vivo (in the body), best-in-class immune responses, in particular T cells fundamental to eliminating cancerous or infected cells. They are showing their potential to be used against potentially any targeted cancer or infectious disease. Our lead immunotherapy (for treating HPV-associated precancer) met its primary and secondary endpoints in a controlled phase II clinical study, achieving statistically significant and clinically relevant efficacy in association with robust T cell activation. This data was published in The Lancet in a paper entitled, “Safety, efficacy, and immunogenicity of VGX-3100, a therapeutic synthetic DNA vaccine targeting human papillomavirus 16 and 18 E6 and E7 proteins for cervical intraepithelial neoplasia 2/3: a randomized, double-blind, placebo-controlled phase 2b trial.” These results were achieved without serious adverse events. The only statistically significant adverse event was injection site redness. (Our immunotherapies are non-live and non-replicating therefore they cannot cause the disease; compared to other technologies, our immunotherapies work most naturally with the immune system and within its controls to reduce or minimize the risk of unwanted inflammatory responses.) These results suggest significant market potential not only for our lead product but for our existing and emerging cancer products as well as the broad spectrum of infectious disease products that may be created based on our technology platform.
The Next Generation of Cancer and Infectious Disease Treatment: Inovio's SynCon® Immunotherapies
Our SynCon immunotherapies are designed to treat an existing disease (therapeutic) or prevent a disease (prophylactic) by activating and magnifying an immune response to one or more disease-specific antigens (proteins associated with a cancer or infectious disease that the body will recognize as foreign or not normal). Without the quality control and manufacturing challenges and costs of specifically personalized medicines, we can direct the immune response directly in the patient’s own body to fight specific organisms or cells. We do this simply by introducing the genetic code for a target antigen(s) into tissue of the body that will serve as a temporary antigen production facility.
Our immunotherapies consist of one or more DNA plasmids (circular string of DNA) encoding one or more selected antigens that are introduced into cells of humans or animals. Our approach uniquely enables dramatic uptake of the DNA plasmids by the cells in a local tissue area. After the DNA code for the targeted antigen(s) is introduced to cells, the cells’ natural machinery for making their own proteins useful to the body temporarily produces the selected antigen(s) encoded by the DNA sequences delivered to the cell. The antigenic protein manufactured through this process is then presented to the immune system and triggers one or both of two arms of the immune system: the production of preventive antibodies, known as a humoral immune response, and/or the activation of therapeutic CD8+ T-cells, known as a cellular or cell-mediated immune response. These responses are then ready to neutralize or eliminate infectious agents (e.g. viruses, bacteria, and other microorganisms) or abnormal cells (e.g. malignant tumor or infected cells). T cells can be immediately “trafficked” to parts of the body where cells are displaying the target antigen. Memory cells are created for durable effects.
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
We synthetically create a new genetic sequence of the antigen that represents a consensus of the slightly different DNA from multiple variants or strains of the targeted antigen. We can create a differentiated SynCon variant to help the immune system better recognize a cancer self-antigen (a cell and antigen grown in the body), i.e. to “break tolerance.” Alternatively, we have proof of principle in human studies that we can generate immune responses with SynCon immunotherapies not matched to different strains of an infectious disease, e.g. influenza, creating more universal protective capabilities against unmatched strains of a circulating virus. These SynCon® constructs may provide a solution to the genetic “shift” and “drift”

that is typical of many infectious diseases. This new synthetically engineered sequence is similar to the originating sequences but does not match any. It does not exist in nature and is patentable.
The SynCon sequence is inserted into a circular DNA plasmid. The plasmid is optimized at the DNA level for codon usage, improved mRNA stability, and provided with enhanced leader sequences for ribosome loading; it is optimized at the genetic level for high expression capability particularly in human cells. We believe these design capabilities allow us to better target appropriate immune system mechanisms and produce a higher level of the coded antigen to enhance the overall ability of the immunotherapy to induce the desired immune response.
The plasmids are manufactured in a bacterial fermentation process using proven scalable technology. These DNA-based immunotherapies can be stable under normal environmental conditions for extended periods of time.
Inovio’s immunotherapies are injected in a local area of selected tissue (muscle or skin) and then electroporated (see next section) to facilitate significant cellular uptake of the plasmid and expression (production) of the encoded DNA. The resulting immune response to the produced antigens results in significant production of antibodies or T cells.
Published human data from three different SynCon® DNA immunotherapies--two for treating HPV-caused pre-cancers and cancers as well as one for treating HIV infection--have generated best-in-class T cell responses in terms of magnitude, durability, and killing effect, providing evidence (demonstrated in three peer-reviewed clinical study publications) of their potential to provide preventive and therapeutic capabilities against cancers and infectious diseases. This best-in-class T cell generation has also been correlated to efficacy (as referenced above).
Electroporation Delivery Technology
Despite how compelling the idea of delivering DNA encoding an antigen has been, delivering the DNA or nucleic acids directly into a cell through the cell’s protective membrane has been a significant challenge to the broad field of DNA and RNA vaccines. Our immunotherapies are delivered into cells of the body in a small local area of tissue using our highly efficient, proprietary electroporation (EP) DNA delivery technology. EP uses brief, locally applied electric fields to create temporary and reversible permeability, or pores, in the cell membrane. Using this method increases the cellular uptake of the DNA plasmids by a thousand-fold or more compared to just delivering “naked DNA” alone. This extent of cellular uptake has proven to enable the best-in-class immune responses that we have reported, along with the efficacy results generated by these immune responses.
Alternative delivery approaches based on the use of viruses and lipids are complex and expensive and have in the past created concerns regarding safety. Because the vector itself possesses many additional antigens specific to the vector it can attract unwanted immune responses against itself (believed to compromise such vectors’ ability to deliver their DNA “payload” and provide protection). In contrast, DNA possesses no antigens of its own: the plasmid results in production of only the target antigen.
We have published data showing superior immune responses generated by our SynCon® immunotherapies delivered using our CELLECTRA® electroporation technology compared to a leading viral vector (Adenovirus type 5) based approach. We have not seen any published data indicating the capability of alternative technologies focused on using genetic code to generate preventive or therapeutic antigens to exceed Inovio’s immune response data obtained to date, nor match the efficacy and immune responses data generated in our controlled phase II study based on in vivo production of such immune responses.
We believe electroporation provides a relatively straightforward, cost effective method for delivering DNA and RNA into cells with high efficiency, minimal complications, and importantly the ability to enable what we believe to be clinically relevant levels of gene expression, immune responses, and efficacy.
Inovio’s Immunotherapy Products and Product Development
Inovio’s primary focus is to independently and/or in partnerships advance the products developed from its integrated platform consisting of its SynCon® immunotherapy and CELLECTRA® electroporation technologies. We are currently developing a number of DNA-based immunotherapies for the prevention or treatment of cancer and chronic infectious diseases. The table below summarizes the status of our product development programs.

Active SynCon® Immunotherapy Development Programs

Development Status
Product Area	Product and Indication(s)	Pre-Clinical	Phase I	Phase II	Phase III	Partner/Funding/Sponsor
Cancer	Cervical dysplasia (CIN 2/3) (VGX-3100)	X	X	X	P	Inovio
	Cervical cancer (INO-3112) (VGX-3100 + DNA-based IL-12 cytokine)	X	IP			MedImmune
	Head/neck cancer (INO-3112) (VGX-3100 + DNA-based IL-12 cytokine)	X	IP			MedImmune
	Aerodigestive cancer (INO-3106 +/- DNA-based IL-12 cytokine)	X	IP			Inovio
	Prostate cancer (INO-5150 +/- DNA-based IL-12 cytokine)	X	IP			Inovio
	hTERT expressing cancers (breast, lung, pancreatic) INO-1400	X	IP			Inovio
	New cancer target (INO-5400 (hTERT + 2 new antigens) +/- DNA-based IL-12 cytokine with checkpoint inhibitor -- more details to be disclosed in 2016	X				Inovio

Infectious Disease	Hepatitis B Virus INO-1800	X	IP			Roche
	Hepatitis C Virus INO-1800 + DNA-based IL-28 cytokine)	X	IP			GeneOne Life Sciences
	HIV (preventive & therapeutic) (PENNVAX®-GP)	X	IP			NIH/NIAID
	Universal influenza (INO-3510)	X	X			NIH
	Ebola (VGX-4212)	X	IP			GeneOne Life Sciences
	MERS (GLS-5300)	X	IP			GeneOne Life Sciences
	Zika (GLS-5700)	IP				GeneOne Life Sciences
	Biodefense targets	IP				US AMRIID

X	= Completed
IP	= In Progress
P	= Planning
Cancer Vaccines/Immunotherapies
Previous Immune Therapy Successes Point to the Potential of Inovio’s Immunotherapy Approach
In recent years there have been multiple technology advancements and product approvals that have highlighted the potential of immunotherapies to usher in a new era of cancer therapeutics. Monoclonal antibodies (Mabs) such as Herceptin® and dendritic cell therapy Provenge® for prostate cancer have had their varying degrees of success. Herceptin has been used to treat over 420,000 women (Genentech Inc., 2010). While a significant step forward, suitable monoclonal antibodies with desired characteristics have been difficult to design or identify and expensive to produce, and the technology does not lend itself to designing Mabs for many diseases. Dendritic or other cell-based therapy is a highly personalized medicine involving removing cells from the patient, modifying them, multiplying them, then returning them to the body. Besides the high cost and complex processes to manufacture the product, one of the glaring weaknesses of this approach is that it has not been shown to generate high levels of cancer-specific T cells.

More recently, progress in the field of immune checkpoint inhibitors (CIs) has created further optimism regarding the potential for new immunotherapies against a spectrum of cancers. The immune system relies on a safeguard system of checkpoint mechanisms to prevent excessive or incorrectly directed immune responses. Many cancer cells have the ability to “hijack” these checkpoints and neutralize T cells sent by the immune system to eliminate them. Checkpoint inhibitors prevent cancer cells’ ability to interfere with these checkpoints and enable T cells (especially CD8 killer T cells) to complete their appropriate and intended killing function against the cancer cell. Clinical studies by multiple companies of different checkpoint inhibitors have shown notable therapeutic impact against melanoma and other cancers - yet, with response rates in the 20 - 50% range, there remains an important opportunity to further improve these results. They have also been associated with certain undesirable side effects. Observations suggest that CIs may be less effective if there is not a high enough pre-existing level of antigen-specific CD8 T cells. Nevertheless, they provide significant encouragement that a strong T cell generating “active” immunotherapy used as a monotherapy or in combination with a checkpoint inhibitor may possess significant therapeutic potential. The first PD-1 CI therapies were approved for commercial use in 2014.
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
So while the last two decades have yielded promising technology advancements that better harness or activate capable killer T cells, there is significant untapped potential to develop “ideal” immunotherapies to fight cancers and infectious diseases.
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
Our phase II data (discussed under HPV Immunotherapy-VGX-3100) show we are achieving these ideal characteristics with our active immunotherapy approach to activating highly capable, antigen-targeted T cells in vivo (in the body) and we are advancing a growing pipeline of pre-clinical and clinical immunotherapies products.
HPV Immunotherapy-VGX-3100
 Late Stage Cervical Dysplasia (CIN 2/3)
Human papillomavirus (HPV) is a causative agent responsible for cervical pre-cancers (cervical dysplasia), cervical cancer, other anogenital cancers, and one of the most rapidly growing cancers in men - head & neck cancer. At any given time, approximately 11% of the world’s population is infected with HPV.
HPV is the most common viral infection of the reproductive tract and is recognized as the major cause of cervical cancers. Almost 300 million women globally are estimated to be infected with HPV, with another 30 million additional cases that have progressed to the pre-cancerous stage. Every year over 500,000 new cases of cervical cancer are diagnosed world-wide and approximately half of these women die. Virtually all cases are linked with persistent infection with HPV. Challenges with acceptance, accessibility, and compliance of preventive vaccines have resulted in only a third of young women being vaccinated in the US, and even less in other countries around the world.
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
Inovio's VGX-3100 is an immunotherapy designed to significantly increase immune responses (humoral and cell mediated) against the E6 and E7 antigens of HPV types 16 and 18 that are present in both pre-cancerous and cancerous cells transformed by these HPV types. E6 and E7 are oncogenes that play an integral role in transforming HPV-infected cells into pre-cancerous and cancerous cells. The goal of the immunotherapy is to stimulate the body's immune system to mount a killer T cell response strong enough to cause the killing of cells producing the E6/E7 protein. The potential of such an immunotherapy would be to treat pre-cancerous dysplasias as well as cancers caused by these HPV types.
Phase I Study Results
We completed a phase I study of our cervical precancer immunotherapy (VGX-3100) in 2010. This dose escalation study tested the safety and immunogenicity of VGX-3100 in women previously treated for moderate or severe cervical intraepithelial neoplasia (CIN 2/3), a high grade premalignant lesion that is a precursor to cervical cancer. The trial enrolled patients in three cohorts of six subjects each with VGX-3100 doses of 0.6 mg (0.3 mg each of two DNA plasmids), 2.0 mg, and 6.0 mg. Each subject was dosed at months 0, 1 and 3.
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
Immunological analyses of blood samples collected before and after treatment indicate that antigen-specific immune responses were induced against the target proteins produced by Inovio's immunotherapy. We assessed the cellular immune responses by different analytical assays that measure the production of antigen specific T cells as well as their ability to kill in an antigen specific manner. Overall, 17/18 (94%) patients, including 6/6 (100%) of the high dose group, demonstrated vaccine induced antigen (E6 and E7 proteins for HPV types 16 and 18) specific T cell responses.
In July 2011 we reported data demonstrating long-term durability of T cell immune responses of up to two years (at the latest time measured) in 7 of 8 evaluated patients following a fourth vaccination of VGX-3100.
In October 2012 we reported that the immune responses generated in this study displayed a powerful killing effect on cells changed by HPV into precancerous dysplasias. These results appeared in the peer-reviewed journal, Science-Translational Medicine, in an article entitled, "Immunotherapy against HPV 16/18 generates potent Th1 and cytotoxic cellular immune responses." In this study, 91% of patients who developed T cell responses showed the presence of CD8 T cells capable of the desired killing activity. Direct killing by CTLs was observed in all immunized subjects (6 of 6) in the 6 mg cohort.

Antibody responses to E6 and E7 antigens were also measured. Specific antibody responses to tumor antigens can function as an important surrogate potency marker for determining the immunogenicity (immune response characteristics) of an immunotherapy, i.e. its ability to induce an immune response. Antibodies were generated against all four antigens, as tested by the enzyme-linked immunosorbent assay (ELISA). Overall, 100% of the study participants (18 of 18) reported antibody positivity to at least two immunotherapy antigens, and 94% (17 of 18) reported positivity to three antigens; 56% (10 of 18) were positive to all four antigens.
Phase II Study Results
Based on the successful results from our phase I study, in March 2011 we initiated a randomized, placebo-controlled, double-blind phase II study of VGX-3100 delivered using our CELLECTRA® intramuscular electroporation device in women with HPV type 16 or 18 and diagnosed with, but not yet treated for, high grade cervical intraepithelial neoplasia (CIN 2/3). The women in the study received either 6 mg of VGX-3100 (the highest dose used in our phase I study) or a placebo using the CELLECTRA® in vivo electroporation device at months 0, 1, and 3. The study assessed efficacy by measuring regression of cervical lesions from CIN 2/3 to CIN 1 or normal in the treated versus control subjects. Immunological responses were also measured in this clinical study to assess the ability of this therapy to generate strong T cell responses in a larger, controlled study. Safety was also assessed (ClinicalTrials.gov NCT01304524).
In July 2014 Inovio released top line efficacy data from this phase II clinical trial (HPV-003) for VGX-3100. The primary endpoint, histologic regression, was evaluated 36 weeks after the first treatment. In the per protocol analysis of this three-immunization regimen, CIN2/3 resolved to CIN1 or no disease in 53 of 107 (49.5%) women treated with VGX-3100 compared to 11 of 36 (30.6%) who received placebo. This difference was statistically significant (p=0.017). Intent to treat results were also statistically significant.
There was also a high level of complete clearance of CIN 2/3. In a post-hoc analysis, CIN 2/3 resolved to no disease in 43 of 107 (40.2%) women treated with VGX-3100 compared to 6 of 36 (16.7%) who received placebo (p=0.006).
This trial also demonstrated virological clearance of HPV 16 or 18 from the cervix in conjunction with histopathological regression of cervical dysplasia to CIN1 or no disease, a secondary endpoint of the trial, in 43 of 107 (40.2%) VGX-3100 recipients compared to 5 of 35 (14.3%) placebo recipients (p=0.001). This is an important outcome as persistence of the virus is associated with recurrence of the disease.
In September 2015 this data was published in The Lancet in a paper entitled, “Safety, efficacy, and immunogenicity of VGX-3100, a therapeutic synthetic DNA vaccine targeting human papillomavirus 16 and 18 E6 and E7 proteins for cervical intraepithelial neoplasia 2/3: a randomised, double-blind, placebo-controlled phase 2b trial.”
This paper reported further details regarding the characteristics of T cells generated and their association with efficacy outcomes. Analyses of patient immune responses showed that overall antigen-specific T cell levels in women treated with VGX-3100 were greater than those treated by placebo at all observation periods. At week 14, levels of CD8 T cells specific to the E6 and E7 HPV antigens in women treated with VGX-3100 were ten times greater than those in the placebo group. This response increased with each of the three immunizations, then declined modestly to a sustained and durable level of T cells (memory T cells) measured through 36 weeks (24 weeks post-treatment).
Patients who regressed their lesions had higher frequencies of HPV-specific CD8+T cells which co-expressed key molecules important in T cell killing cascade and directly correlated with clinical efficacy. Specifically, we determined that higher levels of CD8+ killer T cells which co-expressed checkpoint molecule CD137 on their surface as well as the cytolytic protein perforin could be a predictive tool for efficacy. As a strong activation marker for CD8+ T cells, stimulation through CD137 has been shown in some systems to confer resistance of CD8+ T cells to the suppressive activity of regulatory T cells and its presence can identify tumor reactive T cells. Perforin is a pore-forming protein deployed by killer T cells to bore holes into the target cell's plasma membrane and destroy the cell. In fact, the difference in frequencies of CD8+ cells expressing CD137 and perforin was greatest in patients who had both regressed their lesions and cleared HPV compared to patients who did not.
This is the first publication to our knowledge that demonstrates the correlation of antigen-specific CD8 T cells generated in vivo directly to clinical efficacy. Inovio has successfully identified several key biomarkers of killer T cells which can be used to predict the clinical efficacy of VGX-3100 as well as other immunotherapies in future clinical studies.
Importantly, this study highlights the ability of a DNA-based immunotherapy to be locally administered in tissue distant from the diseased tissue target, generate robust functional CD8+ killer T cells, traffic those T cells to the diseased tissue, infiltrate a diseased cells displaying the target antigen, and facilitate the elimination of these cells both in “healthy” tissue and in diseased tissue (a lesion) with a statistically significant, clinically relevant outcome. These results have significant implications in displaying the broad therapeutic and preventive potential of Inovio’s existing and future cancer and infectious disease products.
Preparation and launch of VGX-3100 registration phase III study

Based on the phase II results we have stated our intention to advance VGX-3100 into a phase III study in 2016. Following is an update on the steps we are taking toward launching this clinical study.
We are compiling and analyzing follow-up data from the study (week 88) which extends a full 52 weeks after the primary endpoint visits that were reached in the spring of 2014. We intend to obtain alignment with the FDA and various global regulatory agencies on the details of the pivotal phase III program to support an indication in CIN2/3.
In preparation for pivotal phase III development and commercialization, we have scaled up manufacturing for both our VGX-3100 product and our proprietary electroporation device to support higher volume production requirements associated with commercial use while continuing to meet the highest quality assurance standards, to which we already adhere. We have already identified highly qualified manufacturing partners and are currently working with them to establish manufacturing for phase III and beyond.
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
VGX-3100 has the potential to be a less-invasive first-line treatment option that spares women from the anxiety of surgery and the risks it poses to their reproductive health. It strengthens the body’s immune response to clear the underlying HPV infection that causes cervical cancer. It can eliminate pre-cancerous lesions that, left untreated, would evolve to cancer.
In short, VGX-3100 has potential to offer women the first non-surgical treatment for pre-cancerous cervical dysplasia. As a novel therapy advancing toward commercialization, we are pleased that the various steps necessary to launch the phase III study in early 2016 are advancing in a timely and successful manner.
Inovio also plans to expand VGX-3100 to treat other dysplasia conditions caused by HPV infections such as vulvar and anal intraepithelial neoplasias.
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
Up to 25 adults with HPV16 and/or HPV18-positive head & neck squamous cell carcinoma (HNSCC) will be treated with INO-3112 and followed for safety, immune and clinical responses in an open-label phase I study called HPV-005 (ClinicalTrials.gov: NCT02163057). In one part of the study, at least 5 patients will be treated with INO-3112 before and after resection of their tumor. In the second part of the study, at least 15 patients will be treated with INO-3112 after completion of chemotherapy and radiation therapy. Each INO-3112 treatment will be administered using Inovio's CELLECTRA® delivery system. In addition to assessing safety, this study will analyze T cell immune responses to INO-3112. Pre- and post-immunotherapy tumor tissue will be analyzed to evaluate infiltration of T cells into the tumor and tumor area. Clinical responses characterized by anti-tumor effects including progression free survival will also be assessed.
In November 2015 we reported interim data showing that INO-3112 generated robust HPV16/18 specific CD8+ T cell responses and antibodies against HPV16/18 in all 10 tested patients for whom data analyses were complete at that time. The treatment was well tolerated in all evaluable patients.

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
In June of 2014 we initiated a phase I/IIa clinical study called HPV-004 (ClinicalTrials.gov: NCT02172911) assessing the immunogenicity and safety of INO-3112 (VGX-3100 in combination with INO-9012) in cervical cancer patients. Thirty patients with HPV16 and/or HPV18-caused inoperable invasive cervical cancer or recurrent or persistent cervical cancer will be evaluated in an open-label study called HPV-004. Women will receive four treatments of INO-3112 every four weeks after completion of a standard chemoradiation or salvage therapy regimen. Each INO-3112 treatment will be a combination of 6 mg of VGX-3100 and 1 mg of INO-9012 delivered together intramuscularly with the CELLECTRA® delivery system. The study team will evaluate clinical responses and assess disease-free survival and disease recurrence up to 18 months after the initial immunotherapy with Inovio's INO-3112. T cell immune responses will be analyzed pre- and post-immunotherapy in the tumor tissue as well as in the periphery blood samples.
Depending on the intentions of our partner, MedImmune (see below and under Corporate Development), additional interim data from these studies may be reported in 2016 and/or at a later date.
In July 2015 we announced a collaboration with the European Organization for Research and Treatment of Cancer (EORTC) to evaluate INO-3112 in combination with traditional chemo-radiotherapy for the treatment of patients with locally advanced stage cervical cancer. The EORTC carries out clinical studies throughout Europe for all types of cancer.
The initial agreement contemplated a prospective, randomized, three arm phase II study in which INO-3112 would be administered during standard chemo-radiotherapy (CRT) or during and after standard CRT as an adjuvant in patients with locally advanced cervical cancer. The primary endpoint would be to demonstrate sufficient activity in the experimental combination arms to warrant a further pivotal phase III trial based on progression free survival (PFS) at 18 months. Efficacy would be assessed within each experimental arm while the standard arm will serve as a reference arm to check the reliability of the results. PFS at 18 months would be determined via Response Evaluation Criteria in Solid Tumors (RECIST) criteria as assessed by the local investigator. Secondary endpoints include overall survival, clinical response, immunogenicity, tolerability and safety. We expect this study to be initiated in 2016.
In August 2015 we formed a strategic partnership with MedImmune, LLC focused on cancer immunotherapies (see Corporate Development). Under this agreement MedImmune licensed INO-3112, which it intends to study in combination with selected immunotherapy molecules within its pipeline in HPV-driven cancers. Emerging evidence suggests that the benefits from immuno-oncology molecules, such as those in MedImmune's portfolio, can be enhanced when they are used in combination with cancer vaccines that generate tumor-specific T-cells. We expect to see a combination study in humans potentially launched in 2016.
HPV Immunotherapy-INO-3106 +/- DNA-Based IL-12 Cytokine
Aerodigestive Cancer
In September 2014 we launched a compassionate phase I clinical trial (ClinicalTrials.gov: NCT02241369) in patients with HPV-caused aerodigestive cancer. Aerodigestive cancer is a condition that affects the lips, mouth, tongue, nose, throat, vocal cords, larynx, and parts of the esophagus and windpipe. Current treatment for HPV-associated aerodigestive cancers includes chemotherapy, radiation, and surgery, all of which have negative side effects.
This phase I study was designed to test INO-3106 alone or in combination with INO-9012 (DNA-based IL-12) in subjects with HPV-6 associated invasive aerodigestive malignancies who have exhausted other treatment options (chemotherapy, radiation and surgery).  This is a physician initiated Investigational New Drug application (IND) and is open to suitable patients for compassionate use.
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
In January 2011 we announced the publication of a scientific paper in the journal Human Vaccines detailing potent immune responses in a pre-clinical study of our SynCon® immunotherapy for prostate cancer targeting two antigens, prostate specific antigen (“PSA”) and prostate specific membrane antigen (“PSMA”). While current prostate cancer therapies target single antigens, in this study we tested the hypothesis in mice that a multi-antigen immunotherapy administered with Inovio's electroporation delivery technology would improve the breadth and effectiveness of a prostate cancer immunotherapeutic.

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
In July 2015 we initiated a phase I trial (ClinicalTrials.gov: NCT02514213) to evaluate our DNA immunotherapy for prostate cancer, INO-5150, in men with biochemically relapsed prostate cancer. This study is evaluating the safety, tolerability, and immunogenicity of INO-5150 alone or in combination with INO-9012, Inovio's DNA-based IL-12 immune activator. The multi-centered study will also evaluate changes in PSA levels, an important biomarker in prostate cancer. This study is intended to enroll 60 patients across 4 dose cohorts.
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
In July 2013, we announced that our hTERT DNA cancer immunotherapy administered with our CELLECTRA® electroporation delivery device generated robust and broad immune responses, induced T cells with a tumor-killing function, and increased the rate of survival in pre-clinical studies.
In December 2014 we initiated a phase I clinical trial (ClinicalTrials.gov: NCT02327468) for our hTERT (human telomerase reverse transcriptase) DNA immunotherapy (INO-1400) alone or in combination with our DNA IL-12 immune activator (INO-9012) in adults with breast, lung, or pancreatic cancer at high risk of relapse after surgery and other cancer treatments. This open label, dose escalation study in approximately 54 subjects is evaluating the safety, tolerability, and immunogenicity of INO-1400.

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
In November 2012 we announced data indicating that our HBV immunotherapy generated strong T cell responses that eliminated targeted liver cells in mice. Results from this pre-clinical study appeared in the peer-reviewed journal, Cancer Gene Therapy, in an article entitled, "Synthetic DNA immunogen encoding hepatitis B core antigen drives immune response in liver."
INO-1800 is encoded for the HBcAg antigen and represents a consensus of the unique HBcAg DNA sequences of all major HBV genotypes (A through E). When delivered by electroporation, our researchers first demonstrated that this therapy elicited strong HBcAg-specific T cell and antibody responses in the periphery (outside of the liver) by ELISpot, ICS and cell proliferation assays. Researchers observed that the immunization could also induce antigen-specific CD8 and CD4 T cells that produced both IFN-y and TNF-a in the liver, indicating a strong immunotherapy-induced T cell response was also present in the liver.

In the study the antigen-specific T cells exhibited a killing function, and could migrate to and stay in the liver and cause clearance of target cells without any evidence of liver injury. Taken together, this was the first study to provide evidence that intramuscular immunization could induce killer T cells that can migrate to the liver and eliminate target cells.
In September, 2013, Roche exclusively licensed this SynCon® immunotherapy in conjunction with the use of Inovio’s CELLECTRA® electroporation technology for this immunotherapy (see Corporate Development).
In April 2015 we initiated a phase I trial called HBV-001 (ClinicalTrials.gov: NCT02431312) to evaluate INO-1800 in patients chronically infected with hepatitis B. This phase I, randomized, open-label, active-controlled, dose escalation study was designed to evaluate the safety, tolerability, and immunogenicity of INO-1800 alone or in combination with INO-9112, Inovio's IL-12-based immune activator. This international study is enrolling patients in the United States and Asia Pacific region with a primary endpoint of safety and tolerability of the therapy. The secondary endpoints will evaluate the cellular and humoral immune response to INO-1800 and investigate the therapy's effect on several viral and antiviral parameters. All trial subjects are also medicated with standard-of-care antiviral therapies. This trial initiation triggered a milestone payment from Roche to Inovio. This study may enroll up to 126 patients in 8 arms including an active comparator.
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
In October 2013 our partner GeneOne (formerly VGX International Inc.) launched a phase I study (ClinicalTrials.gov: NCT02027116) of this HCV immunotherapy. Under a 2011 development agreement GeneOne is fully funding IND-enabling, phase I, and phase II studies for this immunotherapy. They are currently testing VGX-6150 (INO-8000 with DNA-based IL-28 cytokine) in phase I testing in Korea.
We are also planning to evaluate INO-8000 at additional clinical study sites in the U.S.
HIV Preventive and Therapeutic Immune Therapies-PENNVAX®-GP
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
Noting that many long-term survivors have high counts of killer CD8 T cells, the HIV vaccine and immunotherapy field has turned to stimulating the immune system to generate those cells. Recent HIV vaccine candidates used an adenovirus (a common human cold virus) genetically modified to contain code for HIV antigens to prevent viral replication. These vaccines have proven to not be effective. More recently the RV-144 trial, which employed an ALVAC™ (canary pox) vaccine prime followed by a protein vaccine boost, demonstrated 30% efficacy in preventing acquisition of infection amongst the vaccinated population compared to the control group. Although the efficacy was relatively modest, the finding for the first time showed that an immunotherapy may be able to combat spread of HIV and has spurred the development of newer immunotherapy candidates. We believe, however, that a different approach is needed to develop an effective vaccine or immunotherapy for HIV.
In October 2009, along with the HIV Vaccines Trial Network (“HVTN”) we initiated a phase I study (HVTN-080) of PENNVAX®-B (with and without a DNA cytokine, DNA IL-12) with the CELLECTRA® electroporation delivery device in healthy, uninfected individuals. The SynCon®vaccine was encoded for HIV antigens gag, pol, and env from HIV subtype, or clade, B. This randomized, double-blind, multi-center study was sponsored by the NIAID, an agency of the National Institutes of Health (the “NIH”), conducted by the NIAID-funded HVTN, and was designed to assess safety and levels of immune responses.
Of 48 healthy, HIV-negative volunteers, eight received placebo, 10 received a 1 mg dose of PENNVAX®-B immunotherapy, and 30 received a 1 mg dose of PENNVAX®-B along with IL-12 DNA. All volunteers received vaccine or placebo administered with electroporation at months 0, 1, and 3. T-cell immune responses were detected using a validated flow cytometry-based intracellular cytokine staining (ICS) assay.
This data was published in July 2013 in the peer-reviewed Journal of Infectious Diseases in the article, “Safety and comparative immunogenicity of an HIV-1 DNA vaccine in combination with plasmid IL-12 and impact of intramuscular electroporation for delivery.” Overall, CD4, CD8 or both T-cell responses were observed against at least one of the immunotherapy antigens in 88.9% (24 of 27) of evaluated subjects after three immunizations with electroporation plus DNA-based IL-12. The magnitude of cellular immune responses were equal to or greater than those reported from vector-based HIV vaccines such as adenovirus. These results represented best-in-class immune responses that had not previously been observed with other platforms.
Other specific results included:

•	Antigen-specific CD4 T cell responses were generated in 80.8% of evaluated immunotherapy recipients (21 of 26).

•	Significant antigen-specific CD8 T cell responses were generated in 51.9% of evaluated immunotherapy recipients (14 of 27).

•
Compared to a previously conducted HVTN 070 phase I study, which assessed PENNVAX®-B with cytokine adjuvant IL-12 at double the dose, with four immunizations, but without electroporation delivery, response rates in HVTN 080 with electroporation were significantly higher than HVTN 070 CD4 responses (40.7%) and CD8 T cell responses (3.6%). Samples from eight placebo recipients and pre-vaccine samples were negative for both CD4 T cell responses and CD8 T cell responses.

•
PENNVAX®-B delivered using the CELLECTRA® intramuscular electroporation delivery device with or without IL-12 was safe and generally well tolerated. There were no immunotherapy-related serious adverse events. Reported adverse events and injection site reactions were mild to moderate and required no treatment.

A second clinical study testing PENNVAX®-B in a therapeutic setting was conducted in collaboration with the University of Pennsylvania. The HIV-001 open label, phase I study enrolled 12 adult HIV-positive volunteers to assess safety and levels of immune responses generated by PENNVAX®-B delivered with our CELLECTRA® electroporation device. Study volunteers were required to be on a highly active antiretroviral therapy (HAART) regimen, have undetectable plasma viral load (<75 copies/mL), and have CD4 T lymphocyte counts above 400 cells/µL with nadirs over 200 cell/µL. Twelve (12) eligible subjects were administered a four dose series (day 0, weeks 4, 8 and 16) of PENNVAX®-B containing 3 mg of DNA/dose via intramuscular electroporation.
T cell responses were measured using a validated ELISpot assay. Overall, significant immunotherapy-specific T cell responses were observed in 75% (9 out of 12) of subjects against at least one of the three immunotherapy antigens (gag, pol, or env) following immunization. Fifty percent of the subjects (6 out of 12) had strong immunotherapy induced antigen-specific responses above the pre-immunization levels to at least two of the antigens. Importantly, the responses induced by immunization were predominantly antigen-specific (i.e. gag, pol and env) CD8 T-cells, which are considered to be paramount in clearing chronic viral infections and an important measurement of the performance of an immunotherapeutic. These results are in stark contrast to previously reported studies with other DNA immunotherapies delivered without electroporation that yielded poor overall T cell immune responses.
In December 2014 the results from this clinical study appeared in the peer-reviewed journal Molecular Therapy in the article, "Synthetic consensus HIV-1 DNA induces potent cellular immune responses and synthesis of granzyme B, perforin in HIV infected individuals," authored by Inovio researchers and collaborators.
Our HIV immunotherapy was found to have significantly increased antigen-specific CD8+ T-cell responses in all 12 patients. We observed that these activated CD8+ killer T cells produced the cell-killing substances granzyme B and perforin (both necessary to kill targeted cells and viruses) in quantities and with characteristics similar to those of long-term non-progressors (i.e. HIV-infected individuals who, without treatment, do not progress to further stages of the disease). It is believed that in these extremely rare individuals who self-regulate their HIV infection, part of their ability to control the infection may lie in their unique immune responses.
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
In September 2010 the United States Military HIV Research Program (MHRP) initiated a phase I trial (RV262) using one of our prophylactic HIV immunotherapies in a unique prime-boost strategy. This program was developed to protect against diverse subtypes of HIV-1 prevalent in North America, Europe, Africa, and South America. The study is being conducted by the United States MHRP through its clinical research network in the US and East Africa. The prime was a DNA immunotherapy, Inovio's PENNVAX®-G, and the boost was delivered using a vaccinia viral vector, Modified Vaccinia Ankara-Chiang Mai Double Recombinant (MVA-CMDR). Together, the vaccines were designed to deliver a diverse mixture of antigens for HIV-1 subtypes A, B, C, D and E. The study tested PENNVAX®-G delivered with electroporation in conjunction with the MVA-CMDR boost. The NIAID sponsored the study, which was designed to enroll up to 92 participants and assess safety and immune responses. Interim data presented at the HIV R4P meeting in Capetown in October 2014 showed that the vaccine administration was generally safe and well tolerated. Antigen specific T cell responses were detected by interferon gamma ELISpot assay in 12/27 subjects and antibody responses were noted by ELISA in 10/11 subjects whose samples had been analyzed up to that point.
Based on the proof-of-concept established with PENNVAX®-B, we were awarded a contract under the NIAID's HIV Vaccine Design and Development Teams program to advance a more optimized preventive HIV DNA vaccine, PENNVAX®-GP, delivered using intradermal electroporation delivery. The contract provided for up to $25.3 million of funding over seven years. The funding and development program covered pre-clinical optimization, immunogenicity and challenge studies in animal models, IND-enabling toxicology studies, cGMP (current good manufacturing practices) manufacturing of all components of the immunotherapy and intradermal CELLECTRA® electroporation device, and the conduct of a phase I human clinical trial.
In September 2015 the first patient was dosed in a phase I trial (HVTN-098, ClinicalTrials.gov: NCT02431767) to evaluate safety and tolerability of PENNVAX®-GP, Inovio's "universal" DNA vaccine for HIV. This human study is in collaboration with the HIV Vaccine Trials Network (HVTN). The trial will measure immune responses following administration of the vaccine in four groups of healthy subjects receiving the vaccine with and without an immune activator (IL-12) and delivered into muscle or skin using Inovio's CELLECTRA® delivery technology.
In 2015 Inovio and its collaborators were awarded an additional $16 million Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant from the National Institute of Allergy and Infectious Diseases (NIAID). This new five-year program grant was awarded based on a peer-reviewed meritorious proposal by Dr. David Weiner, from the University of Pennsylvania and chair of Inovio's scientific advisory board, and Inovio. New PENNVAX® envelope constructs will be designed and tested with Inovio's DNA-based immune activator encoding novel cytokine genes and will be studied in a prime-boost strategy with recombinant HIV envelope proteins. The collaborators will assess different combinations in preclinical models with the goal of generating high levels of neutralizing antibodies mirroring the robust CD8+ T cell responses generated by Inovio's PENNVAX®-B DNA vaccine in previously published clinical studies. The overall goal of this project is to further build upon this important HIV vaccine approach as well as to gain fundamental insight into new technologies to improve vaccination outcomes.

Inovio is working with NIH/DAIDS and collaborators to also launch a phase I clinical study of PENNVAX®-GP in a therapeutic setting.
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
Universal Influenza Immunotherapy
Conventional vaccines are strain-specific and have limited ability to protect against genetic shifts in the influenza strains they target. They are therefore modified annually in anticipation of the next flu season’s new strain(s). If a significantly different, unanticipated new strain emerges, such as the 2009 swine-origin pandemic strain, then the current vaccines provide little or no protective capability. In contrast, we believe that our design approach to characterize a broad consensus of antigens across variant strains of each influenza sub-type creates the ability to protect against new strains that have common genetic roots, even though they are not perfectly matched. By formulating a single immunotherapy with some or all of the key sub-

types, protection may be achieved against seasonal as well as pandemic strains such as swine flu or pandemic-potential strains such as avian influenza noted above. We are focused on developing DNA-based influenza immunotherapies able to provide broad protection against known as well as newly emerging, unknown seasonal and pandemic influenza strains.
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
In September 2012 we announced that an interim analysis of a SynCon® universal H1N1 influenza vaccine showed that it generated protective HAI titers against some of the most prevalent strains of H1N1 influenza from the past 100 years in a phase I clinical trial. The open label phase I study evaluated two H1N1 hemagglutinin (HA) plasmids designed to broadly protect against unmatched influenza strains within different branches of the H1N1 subtype. These plasmids were delivered in healthy adults with Inovio's CELLECTRA® intradermal electroporation device up to three times. The delivered immunotherapy was well tolerated; reported adverse events and injection site reactions were mild to moderate and required no treatment.
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
Ebola
The Ebola virus has been described as one of the most virulent viral diseases known to man with lethality rates approaching 90%. Ebola can spread through human-to-human transmission by direct contact with the blood, secretions, organs or bodily fluids of an infected individual and with surfaces or materials that contain the contaminated fluids of an infected person, such as bedding and clothing. It is capable of causing death within two to twenty-one days of exposure. There are no approved preventive vaccines or effective therapeutic treatments for Ebola. In addition, various experimental approaches have already been associated with undesirable side effects and limited ability to scale manufacturing.
According to the CDC, the 2014 Ebola epidemic was the largest in history, resulting in 28,603 suspected and confirmed cases and 11,301 deaths (as of January 31, 2016).
In 2014 we announced our intent to advance our DNA immunotherapy for Ebola into a phase I clinical trial in collaboration with GeneOne Life Science Inc. In the collaboration, Inovio and GeneOne agreed to co-develop Inovio's DNA-based Ebola immunotherapy through a phase I clinical trial. The decision to advance our Ebola immunotherapy was based on positive results achieved in preclinical studies. We observed that 100% of immunized guinea pigs and mice were protected from death after being exposed to the Ebola virus. Unlike the non-immunized animals, immunized animals were also protected from weight loss, a measure of morbidity. Researchers found significant increases in neutralizing antibody titers and strong and broad levels of immunotherapy-induced T-cells, including "killer" T-cells, suggesting that this product could provide both preventive and treatment benefits. This data was published in 2013 in the peer-reviewed journal Molecular Therapy in a paper, "Induction of Broad Cytotoxic T Cells by Protective DNA Vaccination Against Marburg and Ebola."
In April 2015 the company received a grant from the Defense Advanced Research Projects Agency (DARPA) to lead a collaborative team to develop multiple treatment and prevention approaches against Ebola. Other collaborators are MedImmune, the global biologics research and development arm of AstraZeneca; GeneOne Life Sciences and its manufacturing subsidiary, VGXI, Inc.; and David B. Weiner, PhD, executive vice president at the Wistar Institute and retired professor of Pathology and Laboratory Medicine at The Perelman School of Medicine at the University of Pennsylvania, Emory University and Vanderbilt University. The previous collaboration agreement with GeneOne for Ebola was incorporated into this consortium funded by DARPA.
The Inovio-led consortium is taking a multi-faceted approach to develop products to prevent and treat Ebola infection. These programs include development and early clinical testing of:

•
A therapeutic DNA-based monoclonal antibody product dMAb™ against the Ebola virus infection. This promising new technology has properties that best fit a response to the outbreak in that they could be designed and manufactured expediently on a large scale using common fermentation technology, are thermal-stable, and may provide more rapid therapeutic benefit.

•	A highly potent conventional protein-based therapeutic monoclonal antibody (mAb) product against Ebola virus infection.

•	A DNA-based vaccine against Ebola.
Pathogen specific mAbs have emerged as a viable approach for immunoprophylaxis against Ebola and other pathogens where anti-viral drugs or vaccinations are not currently available. mAbs can be administered either just before or just after exposure to the pathogen and serve to combat the immediate effects of the pathogen. Unlike vaccines, immunoprophylaxis by mAbs does not develop long term immune memory. Therefore an ideal approach would include the administration of a mAb for immediate protection and a vaccine to train the immune system for longer term protection.
Previous Ebola research studies have shown that monoclonal antibodies (such as ZMapp) could be useful in treating patients who have been infected with Ebola virus by selectively binding and neutralizing the virus in the body.
The award covers pre-clinical development costs for the dMAb products and protein mAb candidates as well as GMP manufacturing costs and the phase I clinical study costs with the three product candidates. The academic partners are leading Ebola research and medical centers at the front edge of the discovery efforts for highly potent anti-Ebola mAbs. The funding period is over two years and covers a base award of $21 million and an option award of $24 million, which was exercised in September 2015. The development proposal includes a second option of $11 million to support additional product supply and clinical development activities. The options are contingent upon the successful completion of certain pre-clinical development milestones.
The aim of the research is to evaluate a DNA vaccine and conventional or DNA based monoclonal antibody. In May 2015 the collaborators initiated a phase I trial (EBOV-001, ClinicalTrials.gov: NCT02464670) for the Ebola DNA vaccine to evaluate safety, tolerability and immune responses in 75 healthy subjects. The study is evaluating INO-4212 and its components INO-4201 and INO-4202, alone or in combination with INO-9012 (DNA-based IL-12), delivered into muscle or skin using Inovio's proprietary DNA delivery technology. Enrollment and treatment has been completed and we expect to report data in 2016.
Middle East Respiratory Syndrome (MERS)
MERS is a viral respiratory illness first reported in Saudi Arabia in 2012. MERS appears to have been transmitted from an animal reservoir to humans but human to human transmission has been confirmed. The virus has not been shown to spread in a sustained way in communities, but the situation is still evolving. Like the severe acute respiratory syndrome (SARS) outbreak in 2003, which infected 8,000 people and was fatal in nearly 10% of cases, MERS is caused by a coronavirus and appears to cause a severe lung infection. MERS differs in that it also causes rapid kidney failure. Its extremely high death rate has caused serious concern among global health officials. There is no vaccine or effective treatment against MERS. Since 2012 MERS has infected over 1,500 people and killed almost 600 (40%). Recently, the largest outbreak outside of Saudi Arabia of this emergent global health concern infected 186 people with 36 fatalities in South Korea. MERS is considered to have pandemic potential.
In November 2013 Inovio announced that preclinical testing of its SynCon® MERS vaccine (GLS-5300) induced robust and durable immune responses, demonstrating the potential for such a vaccine to prevent and treat this deadly virus.

DNA vaccine constructs targeting multiple MERS antigens were designed using Inovio's SynCon® vaccine platform with the goal to universally protect against multiple strains of MERS, which has been shown to have diverse genetic variants. These SynCon® constructs were administered via Inovio's CELLECTRA® electroporation-based delivery technology.
A consensus MERS "spike" protein vaccine construct was created based on multiple strains of the MERS virus.  Inovio's MERS DNA vaccine was immunogenic in mice and seroconversion, or the development of detectable specific antibodies in the blood as a result of immunization, was observed in all animals. Furthermore, the antibodies generated by the vaccine in 100% of mice (20 of 20) were able to neutralize or completely block actual infection of MERS virus in the cells, demonstrating the protective potential of this vaccine. In contrast, none of the unvaccinated mice in the control group (10) generated neutralizing antibodies.
The vaccinations were also highly T-cell immunogenic, generating robust and broad T cell responses as extensively analyzed by the standardized T cell ELISPOT assay. The vaccine produced robust CD8+ and CD4+ T cell responses against multiple epitopes of the MERS spike protein. This increased diversity and magnitude of cellular responses may be critical for effectively mitigating MERS infection.
These findings are vital given the importance of neutralizing antibodies in preventing infection and the role T cells play in clearing infection by killing cells that harbor the virus.
In May 2015 Inovio announced it would advance its MERS vaccine into a phase I clinical trial in healthy volunteers in a collaboration with GeneOne Life Science Inc.
In August 2015 Inovio announced that its MERS vaccine induced 100% protection from a live virus challenge in a preclinical study in mice, camels and monkeys, or non-human primates. In all three species, the vaccine induced robust immune responses capable of preventing the virus from infecting cells. The data from camels is an important finding because camels represent not only a host reservoir of the disease but act as a mode of transmission to humans. In monkeys, all vaccinated animals in the study were protected from symptoms of MERS disease when challenged with a live MERS virus.
The results appeared in the peer-reviewed journal Science Translational Medicine in an article entitled, "A synthetic consensus anti-spike protein DNA vaccine induces protective immunity against Middle East Respiratory Syndrome Coronavirus in non-human primates." Inovio's collaborators for this study included researchers from the University of Pennsylvania, Public Health Agency of Canada, NIH, University of Washington, and University of South Florida.
Vaccinations of GLS-5300 in this phase I study of 75 healthy subjects began in February 2016 at the Walter Reed Army Institute of Research (WRAIR) in Maryland, where the trial is being conducted. The primary and secondary goals of this first-in-man phase I trial are to obtain safety and immunogenicity data. This trial represents the first MERS vaccine to be tested in humans for this disease that has no approved vaccines or treatments.
Zika Virus
First identified in Uganda, Zika virus subsequently spread to equatorial Asia and over the past two years has rapidly spread through the South Pacific, including Hawaii, and to South America, Central America, and the Caribbean. Zika virus is a flavivirus, a family of viruses including yellow fever, dengue, and West Nile virus, which are introduced to people through mosquito bites. Because the Aedes species of mosquitoes that spread Zika virus is found throughout the world there is concern that outbreaks will spread to new countries. There is also concern that Zika can spread sexually, as has been reported for some returning travelers. In February 2016 WHO stated that 39 countries had reported locally acquired circulation of the Zika virus since January 2007. Geographical distribution of the virus has steadily expanded. No vaccine or therapy currently exists for the Zika virus.
The most common symptoms of Zika virus are fever, rash, joint pain, and conjunctivitis. More seriously, health authorities have observed neurological and autoimmune complications potentially associated with Zika virus, including microcephaly in newborn children and Guillain-Barre syndrome. Microcephaly is a rare condition marked by an abnormally small head and incomplete brain development. There may also be a link with Guillain-Barré syndrome, a disease in which the body's immune system mistakenly attacks peripheral nerves. Symptoms start with muscle weakness. In severe cases the person is almost totally paralyzed and the disorder can be life threatening.
In January 2016 Inovio and GeneOne Life Sciences announced a joint research collaboration with academic collaborators of a SynCon® Zika virus vaccine (GLS-5700). In February 2016 the companies announced preclinical results indicating that the vaccine administered using Inovio's CELLECTRA® electroporation delivery technology induced robust and durable immune responses, demonstrating potential to prevent and treat infections from this harmful pathogen. The vaccine resulted in seroconversion, or the development of detectable specific antibodies in the blood, in all vaccinated mice. The vaccinations generated robust and broad T cell responses as analyzed by the standardized T cell ELISPOT assay.
Inovio and GeneOne plan to initiate phase I human testing of the Zika vaccine before the end of 2016.
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
In March 2011 we received a U.S. Department of Defense Small Business Innovation Research (SBIR) grant to test the feasibility of delivering DNA vaccines by intradermal electroporation simultaneously to two or more spatially distinct sites on the body. The purpose of such a prototype device would be to mitigate potential immune interference that may result from combination vaccines that are formulated together. The device design would also facilitate rapid vaccination against multiple emerging infectious disease or pandemic threats and better meet the demands of quickly vaccinating U.S. troops stationed around the world.
In April 2012 we received a U.S. Department of Defense SBIR grant to advance the development of a low-cost, non-invasive surface electroporation delivery device and test its utility in combination with our novel DNA immunotherapies against viruses with bioterrorism potential, including hanta, puumala, arenavirus and pandemic influenza. This project is a continuation of a first-stage DOD grant in 2011 that initiated Inovio's development of this skin delivery system.
In the first phase of this project, Inovio focused on optimizing the device design of our current minimally invasive surface EP device. In this second phase, the objective was to further advance and validate this device and the resulting immune responses in appropriate animal models. We also investigated the development and manufacture of low-cost sterile disposables for the device and the possibility of integrating dermal injection capabilities into a combined inject/EP device platform.
Subsequent to year end, in January 2016 Inovio was selected to receive a $500,000 grant from the U.S. Army’s SBIR program to further advance the development of Inovio’s next generation delivery device capable of simultaneously administering multiple vaccines via a skin-surface, needle-free electroporation delivery. The primary goal of this effort is to further advance and commercialize a needle and pain-free electroporation device to deliver products from Inovio’s portfolio of biodefense and commercial infectious disease vaccines including those for MERS, Ebola, HIV, influenza, and RSV, particularly for prophylactic vaccination. Such a device could facilitate rapid vaccination of U.S. troops stationed around the world against multiple infectious diseases and protect civilian populations from pandemic threats. Initial testing of a prototype design has already yielded excellent antigen expression and immunogenicity from the dermal tissue being accessed using this novel non-invasive electroporation delivery concept.

Synthetic Monoclonal Antibodies dMAbTM
Monoclonal antibodies (mAb) have become one of the most valuable therapeutic technologies of recent years. In 2012, global sales of monoclonal antibodies exceeded $50 billion. Among the top 10 best-selling drugs in 2012, six of them were monoclonal antibodies, each with annual sales exceeding $5 billion.
Monoclonal antibodies (mAbs) are designed to enhance the immune system's ability to regulate cell functions. They are designed to bind to a very specific epitope (area) of an antigen or cell surface target and can bind to almost any selected target. They have the unique ability to alert the immune system to attack and kill specific cancer cells (as in the case of Yervoy®) or block certain biochemical pathways (such as those leading to rheumatoid arthritis, as in the case of Remicade®). However, mAb technology has limitations. As a passive immunotherapy, meaning they are manufactured outside the body, mAbs require costly large-scale laboratory development and production. Additional limitations include high cost to develop and manufacture, their limited duration of in vivo potency, and a pharmacokinetic profile that can result in toxicity. We have created DNA based monoclonal antibodies that overcome many of the limitations associated with conventional mAb technology.
Using our core platform technology, we encode the DNA sequence for a specific monoclonal antibody in a DNA plasmid. We deliver the plasmid directly into cells of the body using electroporation, enabling these cells to manufacture the mAbs in vivo - not outside of the body like conventional mAb technology. This approach provides potentially significant production costs advantages. More importantly, we believe our dMAbs can target a pharmacokinetic profile that provides significant control and advantages in terms of dosing regimen, peak responses, duration of responses, and toxicity.
We expect to design dMAbs not only for new disease targets not currently addressable with conventional mAbs; we can also target existing, commercially successful mAb products. This new application of our core technology platform represents another potentially paradigm-shifting transformation in the immunotherapy field with very significant business potential. We have already designed and produced dMAbs targeting cancer mechanisms including checkpoint inhibition, anti-cancer pathways, e.g. like Herceptin, and anti-Tregs, as well as prophylactic and therapeutic dMAbs for infectious diseases including Ebola, influenza, antibiotic resistant bacteria, dengue and Chikungunya. When the Mab binds to an infectious disease receptor, the immune system then generates natural killer cells and macrophages to clear the virus or bacteria-bound Mabs.
Proof of Concept
Our first published research on a DNA-based on monoclonal antibody was presented in October 2013 in Human Vaccines & Immunotherapeutics in a paper entitled, “Optimized and enhanced DNA plasmid vector based in vivo construction of a neutralizing anti-HIV-1 envelope glycoprotein Fab.” The results demonstrated that delivery by this method of a single administration of the optimized Fab expressing constructs resulted in generation of Fab molecules in mouse sera possessing high antigen binding and HIV neutralization activity for at least 7 days against diverse HIV isolates. Importantly, this delivery strategy resulted in a rapid increase (i.e., in as little as 48 h) in Fab levels when compared with protein-based immunization.
In a second preclinical study, we demonstrated that animals transfected with our DNA-based mAb targeting Chikungunya virus (CHIKV) exhibited the specific ability to bind to the CHIKV envelope antigen and this serum possessed CHIKV-neutralizing activity. The treatment of the animals with anti-CHIKV mAb plasmids protected 100% of the treated animals from a lethal injection of CHIKV virus while 100% of the control animals died. The treated animals were also spared virus-related morbidity, as measured by dramatic weight loss and lethargy. Results from this study were presented as a poster at the 17th Annual Meeting of the American Society of Gene & Cell Therapy in Washington, DC.
Chikungunya virus (CHIKV) is a serious mosquito-borne alpha-virus responsible for several recent epidemics in tropical Africa and Asia. In mid-2015 the CDC reported that suspected or confirmed cases of Chikungunya had reached 1.74 million in 45 countries or territories in the Americas. There is currently no vaccine or therapeutic against this virus.
A second paper was published in July 2016 in Scientific Reports, a Nature Publishing Group journal, in the paper, "Protection against dengue disease by synthetic nucleic acid antibody prophylaxis/immunotherapy." In this study, a single intramuscular injection of a DNA plasmid encoding a monoclonal antibody targeting dengue protected mice subsequently exposed to the dengue virus. The protection conferred by the monoclonal antibodies expressed by these dMAbs was very rapid, with 100% survival in mice challenged with lethal enhanced dengue disease less than a week after dMAb administration. While conventional vaccine and monoclonal antibody technologies have shown limited ability to provide an effective solution to dengue to date, the unique attributes and data generated by dMAbs show their potential to provide a needed solution. Furthermore, this short time frame to achieve full protection is significantly more rapid than vaccine-driven protection, which can take weeks to months to reach peak efficacy levels.
Next Steps
In October 2014 we announced that the Defense Advanced Research Projects Agency (DARPA) awarded $12.2 million to scientists from the Perelman School of Medicine at the University of Pennsylvania, Inovio Pharmaceuticals, and MedImmune to develop and assess dMAbs in preclinical studies.
This collaboration aims to demonstrate that the DNA plasmids containing optimized DNA sequences encoded to generate disease-specific dMAbs can activate sufficient quantities of specific monoclonal antibodies in the body to be protective against a pathogen challenge. Using the capabilities and advantages of DNA plasmids delivered using electroporation, the team is constructing and evaluating multiple dMAbs focused on influenza virus and antibiotic resistant bacteria (Pseudomonas aeruginosa and Staphylococcus aureus). Successful completion of the initial preclinical activities under the DARPA grant would lead to clinical studies on selected product candidates to be funded under a future increment to the award.
In April 2015 the company received a grant from DARPA to lead a collaborative team to develop multiple treatment and prevention approaches against Ebola. Other collaborators are MedImmune, the global biologics research and development arm of AstraZeneca; GeneOne Life Sciences and its manufacturing subsidiary, VGXI, Inc.; and David B. Weiner, PhD, Emory University and Vanderbilt University.
The consortium is taking a multi-faceted approach to develop products to prevent and treat Ebola infection. These programs include development and early clinical testing of:

•
A therapeutic DNA-based monoclonal antibody product dMAb™ against the Ebola virus infection. This promising new technology has properties that best fit a response to the outbreak in that they could be designed and manufactured expediently on a large scale using common fermentation technology, are thermal-stable, and may provide more rapid therapeutic benefit.

•	A highly potent conventional protein-based therapeutic monoclonal antibody (mAb) product against Ebola virus infection.

•	A DNA-based vaccine against Ebola.
The aim of this research is to compare combinations of a DNA vaccine with conventional or DNA-based monoclonal antibodies.
Of further significance to Inovio, this research will help build the base of knowledge with which to advance other dMAb product candidates with significant market potential against multiple types of infection as well as cancer.

Electroporation Delivery Technology
The essence of our platform is to design and inject a DNA plasmid encoded for a target antigen or monoclonal antibody into tissue of the body and most pertinently, into cells, to enable the intracellular machinery that normally produces useful proteins for the functioning of the body to temporarily produce the target antigen or monoclonal antibody. An antigen will then induce the immune system to produce polyclonal antibodies or T cells with the ability to perform their preventive or therapeutic functions. Monoclonal antibodies generated in this manner can bind to targeted cells and enable the immune system to clear these cells. Fundamental to this mechanism functioning well and providing clinical utility is that there be significant cellular uptake of the DNA plasmids.
Inovio is the leader in refining the methods and conditions for using in vivo electroporation to enable cellular transfection and significant uptake of a locally injected biologic material. Our electroporation technology has shown a preeminent ability to safely and effectively deliver DNA-based immunotherapies. Numerous human studies have to date demonstrated best-in-class immune responses from DNA immunotherapies delivered using electroporation.
Electroporation uses controlled, millisecond electrical pulses to create temporary pores in the cell membrane and allow significant cellular uptake of a synthetic DNA immunotherapy previously injected into muscle or skin. The uptake is up to 1000 fold greater than the injection of a DNA plasmid alone without other delivery mechanisms (“Electroporation delivery of DNA vaccines: prospects for success,” Current Opinion in Immunology, June 2011, Niranjan Y Sardesai and David B Weiner). The cellular machinery then uses the DNA’s instructions to produce the encoded antigen or monoclonal antibody.
The combination of Inovio's synthetic DNA immunotherapies delivered using its electroporation devices has to date shown a favorable safety profile, without serious adverse events and only mild local injection-related side effects such as redness and swelling; it is tolerable without anesthetic; and because it does not induce unwanted immune responses, it can be repeatedly administered for booster vaccinations.
Choice of Tissue for DNA Delivery
Skeletal muscle has been a core focus for delivery of DNA-based immunotherapies via electroporation because it is mainly composed of large elongated cells with multiple nuclei. Muscle cells are non-dividing, hence long-term expression can be obtained without integration of the gene of interest into the genome. Muscle cells have been shown to have a capacity for secretion of proteins into the blood stream. Secreted therapeutic proteins may therefore act systemically and produce therapeutic effects in distant tissues of the body. In this respect, the muscle functions as a factory for the production of the biopharmaceutical needed by the body. As observed in our phase II study (HPV-related cervical dysplasia), intramuscular delivery by electroporation of DNA encoded antigens has been shown to induce both humoral (antibody) and cellular (T cell) immune responses. We envision that delivery of DNA by electroporation to muscle cells will circumvent the costly and complicated production procedures of viral gene delivery vectors, bacterial gene delivery vectors protein-based drugs, conventional vaccines and monoclonal antibodies. This approach may provide long-term stable expression of a therapeutic protein or monoclonal antibody at a sustained level.
While we have generated pre-clinical and clinical evidence that intramuscular electroporation-based DNA delivery will be effective for a number of immunotherapies, electroporation of the skin may also be a relevant route of administration. Skin or intradermal administration is important and is becoming an attractive site for immunization given its high density of antigen presenting cells (APCs). Unlike muscle, skin is the first line of defense against most pathogens and is therefore very rich in immune cells and molecules. Skin specifically contains certain cells that are known to help in generating a robust immune response. With intradermal administration of electroporation, we may be able to demonstrate a comparable immune response to muscle delivery. Drug delivery into skin, or dermal tissue, is attractive given that the skin is the largest, most accessible, and most easily monitored organ of the human body, and it is highly immuno-competent (able to recognize antigens and mount an immune response to them).
Our CELLECTRA® Electroporation Systems
There are several configurations in the CELLECTRA® device family. The first configuration covers intramuscular (IM) delivery of DNA; the second covers intradermal/subcutaneous delivery (ID) of DNA. Devices with these configurations have been validated, manufactured under Current Good Manufacturing Practices (cGMP) and are being used in human clinical trials. We have filed a device master file (MAF) with the FDA covering the use of the CELLECTRA®-IM EP device in human clinical trials. These devices are intended to be used in combination with a DNA plasmid-based immunotherapy.
Our past electroporation systems consisted of an electrical pulse generator box the size of a large laptop attached by a cord to a separate needle-electrode applicator. More recently we designed and have completed engineering, manufacturing, quality control, and regulatory steps to introduce a new series of devices. Bringing together groundbreaking advancements, the new CELLECTRA®-SP products combine the functionality of our current generation of skin and intramuscular electroporation devices in clinical testing with enhanced form, design, and portability. All components of the pulse generator and applicator are integrated into a cordless, rechargeable device. The rechargeable battery can enable immunization of several hundred subjects, making the device highly amenable to mass vaccination. The devices are designed to accommodate different electrode arrays to meet the requirements of the particular immunotherapy and targeted tissue for delivery (ie skin or muscle).
The new CELLECTRA®-5PSP device has been designed and developed to support the VGX-3100 phase III study, which we expect to start in 2016, and commercial product development.
Next Generation Electroporation Research and Devices
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
While our current intramuscular (IM) delivery technologies are well tolerated, we are also advancing next generation, minimally invasive intradermal electroporation delivery devices. One intradermal (ID) device penetrates no more than 3 mm into the target tissue, compared to intramuscular devices that go deeper. The positive immunological effects in preclinical animal models of the optimized electroporation parameters of this minimally invasive ID EP delivery device were highlighted in September 2012 in Human Gene Therapy in a paper entitled, “Intradermal DNA vaccination enhanced by low-current electroporation improves antigen expression and induces robust cellular and humoral immune responses.” The optimized conditions decreased required immunotherapy dose levels, increased tolerability of the vaccination, and increased the breadth of viable vaccine targets. This research was funded in part by a $25 million HIV vaccine development contract from the National Institute of Allergy and Infectious Diseases and a $3.1 million National Institutes of Health Director's Transformative Research Award for universal flu vaccine development.
In March 2011 we received a U.S. Department of Defense Small Business Innovation Research Grant to test the feasibility of delivering unique DNA vaccines by intradermal electroporation simultaneously to two or more spatially distinct sites on the body. Results from this research revealed that this device could allow for the delivery of multi-plasmid formulations without the risk of interference of immune responses from combination vaccines that are formulated together. This could be useful for combination immunotherapies that are rapidly formulated such as in response to emerging infectious disease threats or pandemics and could overcome the issue of limited dosing often associated with intradermal delivery. Results from this study were published in Human Vaccines Immunotherapeutics in a paper titled, “A multi-head intradermal electroporation device allows for tailored and increased dose DNA immunotherapy delivery to the skin.”
A second ID approach is surface electroporation (SEP) using a device that sits on the skin and uses a virtually undetectable scratch to facilitate electroporation and intracellular delivery of the immunotherapy.
In October 2010 research on this minimally-invasive DNA vaccine delivery device was published in Gene Therapy in the paper, "Prototype development and preclinical immunogenicity analysis of a novel minimally invasive electroporation device." Using voltages averaging roughly seven times less than our current devices, this very low voltage device, which does not penetrate the skin, further enhances the previously established tolerability of Inovio's electroporation devices. DNA vaccines delivered using this device produced strong antibody and T-cell immune responses and achieved protection from lethal challenge in multiple animal models including non-human primates.

In April 2012 we received an SBIR grant to advance the development of a low-cost, non-invasive surface electroporation delivery device and test its utility in combination with Inovio's novel synthetic DNA vaccines against viruses with bioterrorism potential, including hanta, puumala, arenavirus and pandemic influenza. This project was a continuation of the DOD grant awarded in 201l. The objective was to further advance and validate this device and the resulting immune responses in appropriate animal models. The research also investigated the development and manufacture of low-cost sterile disposables for the device and the possibility of integrating dermal injection capabilities into a combined inject/EP device platform.
Subsequent to year end, in January 2016 we received a $500,000 grant from the U.S. Army’s Small Business Innovation Research (SBIR) program to further advance the development of a device capable of simultaneously administering multiple vaccines via skin-surface, needle-free electroporation delivery.
We have also been researching other avenues for needle-free, contactless electroporation technology for immunotherapy delivery. In February 2011 Human Vaccines published our paper entitled, “Piezoelectric permeabilization of mammalian dermal tissue for in vivo DNA delivery leads to enhanced protein expression and increased immunogenicity.” This innovative electroporation method is based on the generation of an electric field or electric potential by certain materials in response to applied mechanical stress.
With the advancement of these devices our aim is to make electroporation delivery amenable to mass prophylactic vaccination by decreasing dose levels, increasing tolerability of the vaccination, increasing the breadth of viable immunotherapy targets, and enhancing portability. Our data related to influenza, HIV, malaria, and smallpox antigens demonstrate that DNA delivery with this newer generation of ID delivery including SEP devices yields levels of immunogenicity in terms of both antibody and T cell responses and/or efficacy against a virus challenge that is comparable to intramuscular electroporation devices currently in the clinic.
Corporate Development
We have entered into various arrangements with corporate, academic, and government collaborators, licensors, licensees and others. These arrangements are summarized below and elsewhere in this annual report. In addition, we conduct ongoing discussions with potential collaborators, licensors and licensees.
Strategic Partnerships and Collaborations
Inovio has two significant strategic partnerships with pharmaceutical companies and a development collaboration covering multiple disease programs.
In August 2015 we entered into a strategic cancer vaccine collaboration and license agreement with MedImmune, the global biologics research and development arm of AstraZeneca. Under the agreement, MedImmune acquired exclusive rights to Inovio's INO-3112 immunotherapy, which targets cancers caused by human papillomavirus (HPV) types 16 and 18. MedImmune intends to study INO-3112 in combination with selected immunotherapy molecules within its pipeline in HPV-driven cancers.
Under the terms of the agreement, MedImmune made an upfront payment of $27.5 million to Inovio in the third quarter of 2015. MedImmune will fund all development costs. The agreement also calls for potential future payments totaling up to $700 million upon reaching development and commercial milestones. Inovio is entitled to receive up to double-digit tiered royalties on INO-3112 product sales.
Within the broader collaboration, MedImmune and Inovio will develop up to two additional DNA-based cancer vaccine products not included in Inovio's current product pipeline, which MedImmune will have the exclusive rights to develop and commercialize. Inovio will receive development, regulatory and commercialization milestone payments and will be eligible to receive royalties on worldwide net sales for these additional cancer vaccine products.
This partnership represents an important step in executing Inovio’s immuno-oncology combination strategy and advancing Inovio's cancer vaccine R&D pipeline. This agreement builds on the existing partnership between Inovio and MedImmune on two research and development collaborations funded by DARPA focused on developing DNA-based monoclonal antibodies for Ebola, influenza, and bacterial infections.
In September 2013 we entered into an exclusive worldwide license agreement with Roche to research, develop and commercialize our multi-antigen DNA immunotherapies targeting prostate cancer (INO-5150) and hepatitis B (INO-1800). Under the terms of the agreement, Roche made an upfront payment of $10 million to Inovio and agreed to pay for all ongoing development costs and certain development, regulatory and commercial event based payments. Roche also agreed to potentially pay additional development event based payments if Roche pursues other indications with INO-5150 or INO-1800.
In November 2014 Roche terminated the agreement to co-develop INO-5150 as well as their research collaboration in prostate cancer. All of Roche's rights to INO-5150, including the right to license the product to other parties, were returned to

Inovio. Due to the termination the potential future event based milestone payments payable to Inovio by Roche were reduced. Inovio independently initiated a phase I clinical trial of INO-5150 in July 2015.
Inovio and Roche continue to collaborate and co-develop Inovio’s DNA immunotherapy (INO-1800) against hepatitis B virus under the existing license agreement. The partners launched the phase I study of INO-1800 in April 2015.
In March 2010 we entered into a Collaboration and License Agreement (the “Agreement”) with GeneOne Life Science Inc.  (formerly VGX International Inc.). Under the Agreement, we granted GeneOne an exclusive license to our SynCon® universal influenza vaccine (the “Product”) delivered with electroporation to be developed in certain countries in Asia.
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
In September 2014 Inovio and GeneOne announced a collaboration in which the companies will co-develop Inovio’s DNA-based Ebola vaccine through a phase I clinical trial. In April 2015 the collaborators received an award from DARPA to further advance the Ebola project. The previous collaboration agreement with GeneOne for Ebola vacine was incorporated into this consortium funded by DAPRA. In May 2015 a phase I study of the DNA vaccine part of the project was initiated. Enrollment of this study has been completed. Details of this project are provided under Ebola above.
In May 2015 Inovio announced it will advance its DNA vaccine for MERS (Middle East Respiratory Syndrome) into a phase I clinical trial in healthy volunteers in a collaboration with GeneOne. The agreement called for GeneOne to earn milestone-based co-ownership of the immunotherapy. In January 2016 the collaborators announced the initiation of recruitment for the phase I study in partnership with the Walter Reed Army Institute of Research (WRAIR) in Maryland, where the trial is being conducted.
In January 2016 Inovio and GeneOne announced the initiation of a collaborative research program to test and advance Inovio’s DNA-based vaccine for preventing and treating Zika virus.
Core DNA Immunotherapy Technology and Product License
Inovio has a core license agreement that secures the DNA-based immunotherapy technology and multiple products developed at the University of Pennsylvania (UPenn). The technology was developed in the UPenn laboratory of Professor David B. Weiner, a pioneer in the field of DNA-based vaccines and chairman of our scientific advisory board.
Under the terms of an original license agreement with the UPenn completed in 2007 we obtained exclusive worldwide rights to develop multiple DNA plasmids and constructs with the potential to treat and/or prevent HIV, HCV, HPV and influenza. The agreement also included molecular adjuvants. This agreement and subsequent amendments provide for royalty payments, based on future sales, to UPenn.
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
Other Collaborations and Grants
Inovio has been successful in securing many different collaborations and grants to assist the research and advancement of its DNA based immunotherapies in multiple disease.
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
In 2014 VGX Animal Health, Inc. (VAH), Inovio’s 85% owned subsidiary, concluded an agreement for the sale of its animal health assets to Plumbline Life Sciences, Inc. (PLS) of Korea. The assets transferred included an exclusive license with Inovio for animal applications of our growth hormone-releasing hormone (GHRH) technology and animal DNA vaccines plus a non-exclusive license to our electroporation delivery systems. In May 2015, VGX Animal Health received payment of $1.0 million from PLS and is scheduled to receive an additional $1.0 million payment in 2016. VGX Animal Health received 20% of the outstanding shares of PLS and received additional shares to maintain its 20% equity ownership position in PLS until equity fund-raising by PLS reached $10.0 million in June 2015. In July 2015 Inovio's ownership in VGX Animal Health decreased from 91% to 85%. After the ownership changed, VGX Animal Health distributed its 465,364 shares of PLS to its shareholders in a pro-rata distribution.  After the distribution, we held 395,758 shares, or approximately 16.9% of PLS common stock. We will receive milestone payments and royalties on product sales as well as retain the human applications of our GHRH technology.
In March 2015 the company and its academic collaborators, including the University of Pennsylvania, were awarded a new five-year $16 million Integrated Preclinical/Clinical AIDS Vaccine Development Program grant from the National Institute of Allergy and Infectious Diseases (NIAID). The grant will fund research to expand PENNVAX® coverage of HIV strains as well as to further enhance antibody responses generated by the vaccine. Inovio will couple its expertise in constructing, developing and manufacturing HIV vaccines with researchers from four world-leading academic institutions (University of Pennsylvania, Emory University, Duke University and the University of Massachusetts) along with VGXi, a contract DNA plasmid manufacturer, and Waisman Biomanufacturing, a contract protein manufacturer. (See the above section, HIV Preventive and Therapeutic Immune Therapies, for more details.)
In April 2015 the company received a grant from the Defense Advanced Research Projects Agency (DARPA) to lead a collaborative team to develop multiple treatment and prevention approaches against Ebola. Other collaborators are MedImmune, the global biologics research and development arm of AstraZeneca; GeneOne Life Sciences and its manufacturing subsidiary, VGXI, Inc.; and Professor David B. Weiner, PhD, professor of Pathology and Laboratory Medicine at The Perelman School of Medicine at the University of Pennsylvania, Emory University and Vanderbilt University. (See the above section, Ebola, for more details.)
In July 2015 we established a collaboration with the European Organization for Research and Treatment of Cancer (EORTC) to evaluate Inovio's immunotherapy, INO-3112, in combination with traditional chemo-radiotherapy for the treatment of patients with locally advanced stage cervical cancer. The trial, primarily funded by the EORTC, is expected to begin in 2016.
Various additional grants that have been awarded to Inovio to advance research for next-generation electroporation delivery technology are described in the above section, Electroporation Delivery Technology.

Competition

We face competition at two levels. At the highest level we face competition by an array of existing or development-stage drug and immunotherapy approaches targeting diseases we are pursuing. We are aware of various established enterprises, including major pharmaceutical companies, which are broadly engaged in vaccine/immunotherapy research and development. These include Crucell N.V (now part of J&J), Sanofi-Aventis, Novartis, Inc., GlaxoSmithKline plc, Merck, Pfizer, and MedImmune, Inc., a wholly owned subsidiary of AstraZeneca, Inc. There are also various development stage biotechnology companies involved in different immunotherapy technologies. As these companies develop their technologies, they may develop proprietary technologies which may materially and adversely affect our business.
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
At another level we compete more specifically with companies seeking to utilize antigen-encoding DNA delivered with electroporation or other DNA delivery technologies such as viral vectors or lipid vectors to induce in vivo generated antigen production and immune responses to prevent or treat various diseases. These competitive technologies have shown promise but they each also have their unique obstacles to overcome. We believe our electroporation system is strongly positioned to succeed as the dominant delivery method for DNA-based immunotherapies.
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
Lipid DNA Delivery
A number of lipid formulations have been developed that increase the effect of DNA/RNA immunotherapies. These work by either increasing uptake of the DNA/RNA into cells or by acting as an adjuvant, alerting the immune system. While there has been progress in this field, lipid delivery tends to be less efficient than viral vectors and is hampered by concerns regarding toxicity and increased complexity.
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
We acquired an equity interest in GeneOne in 2005. As of December 31, 2015, we owned 10.2% of the outstanding capital stock of GeneOne and GeneOne owned 73,590 shares of our common stock. To our knowledge, none of our current officers, directors, or key employees beneficially owns, directly or indirectly, any securities of GeneOne.
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
On September 23, 2014, we entered into a Collaborative Development Agreement with GeneOne to co-develop an Ebola vaccine through phase I clinical trials. In July 2015, we amended the Agreement with an effective date of April 2015 to change control of development in return for the payment of certain development fees.
On May 26, 2015, we entered into a Collaborative Development Agreement with GeneOne to co-develop a DNA vaccine for MERS (Middle East Respiratory Syndrome) through phase I clinical trials.
In January 2016 Inovio and GeneOne announced the initiation of a collaborative research program to test and advance Inovio’s DNA-based vaccine for preventing and treating Zika virus.
For the years ended December 31, 2015 and 2014, we recognized revenue from GeneOne of $450,000 and $479,000, respectively, which consisted of licensing, collaborative research and development arrangements and other fees. Operating expenses related to GeneOne for the years ended December 31, 2015 and 2014 were $6.9 million and $4.2 million, respectively, primarily related to biologics manufacturing. At December 31, 2015 and 2014 the Company had an accounts receivable balance of $4,000 and $2,000, respectively, and an accounts payable and accrued liability balance of $165,000 and $28,000, respectively, related to GeneOne and its subsidiaries. At December 31, 2015 and 2014, $373,000 and $260,000 of prepayments made to GeneOne were classified as long-term other assets on the consolidated balance sheet.

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
Our intellectual property portfolio covers our proprietary technologies, including electroporation delivery and vaccine related technologies. As of December 31, 2015, our patent portfolio included over 121 issued United States patents and 398 issued foreign counterpart patents.
Key vaccine related technology patents and published patent applications include the following:

•	US Pat No. 7,173,116, entitled, "Nucleic Acid Formulations For Gene Delivery And Methods Of Use"

•	US Pat No. 7,846,720, entitled, “Optimized High Yield Synthetic Plasmids”

•	US Pat. No. 8,133,723, entitled, “Novel Vaccines Against Multiple Subtypes Of Influenza”

•	US Pat. No. 8,168,769, entitled, “Improved Vaccines and Methods for Using the Same,” with claims directed to HPV vaccine products.

•	US Pat. No. 8,178,660, entitled, "Vaccines And Immunotherapeutics Using Codon Optimized IL-15 And Methods For Using The Same"

•	US Pat No. 8,535,687, entitled, "Smallpox DNA Vaccine And The Antigens Therein That Elicit An Immune Response"

•	US Pat No. 8,697,084, entitled, "HIV Consensus Envelop Sequences And Methods For Using The Same"

•	US Pat No. 8,835,620, “Novel Vaccines Against Multiple Subtypes Of Influenza Virus”

•	US Pat No. 8,852,609, entitled, “Consensus Sequences of Chikungunya Viral Proteins, Nucleic Acid Molecules Encoding the Same and Compositions and Methods for Using the Same”

•	US Pat No. 8,927,692, entitled, “Consensus Prostate Antigens, Nucleic Acid Molecule Encoding The Same And Vaccine And Uses Comprising The Same"

•	US Pat No. 8,961,994, entitled, “DNA CONSTRUCTS ELICITING IMMUNE RESPONSE AGAINST FLAVIVIRUS AND EFFECTIVE ADJUVANTS”

•	US Pat. No. 9,034,313, entitled, “Nucleic Acid Molecules Encoding Rantes, and Compositions and Methods of Using The Same”

•	US Pat. Nos. 9,050,287 and 8,389,706, entitled, “Vaccines for Human Papilloma Virus and Methods for Using the Same”

•	US Pat Nos. 9,156,891, 9,156,890, 8,921,536, and 8,829,174, "Improved HCV Vaccines And Methods For Using The Same"

•	US Pat. No. 9,192,660 and 8,298,820, entitled, “Influenza Nucleic Acid Molecules and Vaccines Made Therefrom”
Key electroporation related patents covering range of field strengths include the following:

•	US Pat No. 6,939,862 issued September 6, 2005

•	US Pat No. 6,958,060 issued October 25, 2005

•	US Pat No. 6,261,281 issued July 17, 2001

•	US Pat No. 6,110,161 issued August 29, 2000

•	US Pat No. 6,697,669, entitled, “Skin and muscle-targeted gene therapy by pulsed electrical field”

•	US Pat No. 7,664,545, entitled, “Electrode assembly for constant-current electroporation and use”

•	US Pat No. 7,245,963, entitled, “Electrode assembly for constant-current electroporation and use”

•	US Pat No. 7,328,064, entitled, “Electroporation device and injection apparatus,” with claims directed to methods of delivering an agent plus electroporation.

•	US Pat No. 7,922,709, entitled, “Enhanced delivery of naked DNA to skin by non-invasive in vivo electroporation.”

•	US Pat No. 8,209,006, entitled, “Constant current electroporation device and methods of use.”
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
Significant Customers and Research and Development
During the year ended December 31, 2015, we derived 40% of our revenue from MedImmune. During the years ended December 31, 2015 and 2014, we derived 27% and 70% of our revenue from Roche, respectively. Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our electroporation technologies and immunotherapies. Research and development expense consists of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Our research and development expense was $57.8 million in 2015 and $34.1 million in 2014.
Corporate History and Headquarters

Inovio Pharmaceuticals, Inc. has been a leader in advancing the capabilities of DNA-based immunotherapies to treat infectious diseases and cancers going back to the original incorporation of Viral Genomix, Inc. under the laws of Delaware on April 17, 2000. The company was renamed VGX Pharmaceuticals, Inc. on May 31, 2006. On February 21, 2007, VGX Pharmaceuticals acquired Advisys, Inc., a company possessing DNA and electroporation technology, through an asset purchase agreement. On April 14, 2007, VGX Pharmaceuticals entered into an exclusive license agreement with the Trustees of the University of Pennsylvania related to therapeutic and prophylactic DNA vaccines developed by Professor David B. Weiner at the University of Pennsylvania School of Medicine.
Recognizing the value of electroporation delivery technology, devices, and patents in advancing DNA-based immunotherapy products, on June 1, 2009, VGX Pharmaceuticals, completed a merger with Inovio Biomedical Corporation, a publicly listed company focused on electroporation delivery technology. Inovio Biomedical Corporation was incorporated in Delaware on June 15, 2001. This merger was pursuant to the terms of an Amended and Restated Agreement and Plan of Merger dated December 5, 2008, as further amended on March 31, 2009.
On May 14, 2010, the entity changed its corporate name to Inovio Pharmaceuticals, Inc. Inovio Pharmaceuticals conducts its business through our United States wholly-owned subsidiaries, VGX Pharmaceuticals, LLC and Genetronics, Inc. On September 4, 2014, Inovio Pharmaceuticals provided notice to the NYSE MKT that it would voluntarily transfer the listing of its common stock, par value $0.001 per share (the “Common Stock”), from NYSE MKT to the NASDAQ Global Select Market (“NASDAQ”). The Common Stock was approved for listing on NASDAQ and began trading on NASDAQ on September 15, 2014.
Our corporate headquarters is located at 660 W. Germantown Pike, Suite 100, Plymouth Meeting, Pennsylvania 19462, and the telephone number is (267) 440-4200. Inovio Pharmaceuticals (NASDAQ: INO) is focused on advancing products based on its integrated technology platform consisting of its SynCon® DNA immunotherapies and vaccines delivered with its CELLECTRA® electroporation delivery devices.
The device-focused Inovio Biomedical Corporation started as Biotechnologies & Experimental Research, Inc. and was incorporated on June 29, 1983 in California to create products for the research marketplace. The company changed its corporate name to BTX, Inc. on December 10, 1991, and to Genetronics, Inc. on February 8, 1994. On April 14, 1994, Genetronics, Inc. became a public company through a share exchange agreement with Consolidated United Safety Technologies, Inc., a company listed on the Vancouver Stock Exchange under the laws of British Columbia, Canada. The company changed its name to Genetronics Biomedical Ltd. on September 29, 1994. Genetronics, Inc. remained as a wholly owned operating subsidiary. On September 2, 1997, the company listed on the Toronto Stock Exchange. On December 8, 1998, the company listed on the American Stock Exchange (NYSE MKT) and voluntarily de-listed from the Toronto Stock

Exchange on January 17, 2003. On June 15, 2001, Genetronics Biomedical Ltd. completed a change in jurisdiction of incorporation from British Columbia, Canada, to the state of Delaware and became Genetronics Biomedical Corporation. On January 25, 2005, Genetronics Biomedical Corporation acquired Inovio AS, a gene delivery technology company located in Norway. On March 31, 2005, Genetronics Biomedical Corporation was renamed Inovio Biomedical Corporation.
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

Employees
As of March 8, 2016, we employed 157 people on a full-time basis and 13 people under consulting and project employment agreements. Of the combined total, 134 were in product research, which includes research and development, quality assurance, clinical, engineering, and manufacturing, and 36 were in general and administrative, which includes corporate development, information technology, legal, investor relations, finance, and corporate administration. None of our employees are subject to collective bargaining agreements.

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
We have experienced significant operating losses to date; as of December 31, 2015 our accumulated deficit was approximately $361.1 million. We have generated limited revenues, primarily consisting of license and grant revenue, and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.

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
We currently have no marketing and sales organization. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenues.
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

ITEM 2.        PROPERTIES
We own no real property and have no plans to acquire any real property in the future. Our corporate headquarters is located at 660 W. Germantown Pike, Suite 100, Plymouth Meeting, Pennsylvania. This lease was signed in March 2014 and we occupied the building in June 2014. The initial term of the lease is 11.5 years for a total of approximately 21,000 square feet. The base rent adjusts periodically throughout the term of the lease, with monthly payments ranging from $0 to $58,000. In addition, we will pay the landlord our share of operating expenses and a property management fee. We have paid the landlord a security deposit of $49,000. The Company has capitalized $933,000 of tenant improvements within fixed assets on the consolidated balance sheet and has recorded a corresponding increase to deferred rent. In July 2015, we amended the lease to increase the total leased space by approximately 7,000 square feet. The commencement of the amended lease is estimated to be in the first quarter of 2016 and will increase monthly lease payments by approximately $16,000 and extend the lease term by 2 years.
The corporate office in San Diego is located at 10480 Wateridge Circle in San Diego, California. This lease was signed in April 2013 and we occupied the building in early December 2013. The initial term of the lease runs through December 1, 2023 for a total of approximately 26,500 square feet. The base rent adjusts periodically throughout the ten year term of the lease, with monthly payments ranging from $0 to $83,000. In addition, we pay the landlord our share of operating expenses and a property management fee. We currently use the facility for office and research and development purposes. In June 2015, we amended the lease to increase the total leased space and occupy the entire building. The amendment requires the lessor to complete and pay for certain improvements to the additional space before the commencement of the amended lease which occurred in January 2016. The amended lease increased monthly lease payments by approximately $13,000. We have capitalized $773,000 of tenant improvements within fixed assets on the consolidated balance sheet related to this additional space, and have recorded a corresponding increase to deferred rent.
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

	Year Ended December 31,
	2015		2014
Period:	High	Low	High	Low
First Quarter	$9.49	$6.45	$15.28	$9.76
Second Quarter	$10.60	$7.86	$13.96	$8.00
Third Quarter	$8.19	$5.69	$13.10	$8.68
Fourth Quarter	$7.41	$5.65	$12.31	$8.21

As of March 7, 2016, we had approximately 480 common stockholders of record. This figure does not include beneficial owners who hold shares in nominee name. The closing price per share of our common stock on March 7, 2016 was $7.48, as reported on the NASDAQ.
Dividends
The payment of any dividends on our common stock is within the discretion of our board of directors. We have not paid cash dividends on our common stock and the board of directors does not expect to declare cash dividends on the common stock in the foreseeable future.
Performance Graph
The graph below matches Inovio Pharmaceuticals Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE MKT Composite index, the S&P SuperCap Biotechnology index and the NASDAQ Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2010 to December 31, 2015.

	12/10	12/11	12/12	12/13	12/14	12/15
Inovio Pharmaceuticals, Inc.	100.00	37.22	43.43	252.17	199.57	146.09
NYSE MKT Composite	100.00	104.50	110.18	118.63	120.72	107.77
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
S&P SuperCap Biotechnology	100.00	121.94	174.34	305.44	405.98	431.72

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

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Operations Data:
Revenue under collaborative research and development arrangements, including from affiliated entity	$27,655,700	$7,896,032	$9,664,547	$660,003	$567,856
Grants and miscellaneous revenue	12,916,411	2,560,734	3,802,799	3,458,649	9,227,401
Total revenues	40,572,111	10,456,766	13,467,346	4,118,652	9,795,257
Loss from operations	(34,283,702)	(39,495,961)	(19,544,332)	(23,493,532)	(21,638,540)
Interest and other income, net	305,071	331,461	132,214	166,113	34,285
Change in fair value of common stock warrants	177,561	348,143	(45,632,669)	1,982,620	8,690,658
Gain (Loss) on investment in affiliated entity	2,600,467	2,676,224	(1,038,745)	1,631,819	(2,390,498)
Income tax benefit	2,097,766	—	—	—	—
Net loss	(29,102,837)	(36,140,133)	(66,083,532)	(19,712,980)	(15,304,095)
Net (income) loss attributable to non-controlling interest	(84,769)	18,420	55,084	44,025	51,150
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(29,187,606)	$(36,121,713)	$(66,028,448)	$(19,668,955)	$(15,252,945)
Net loss per common share attributable to common stockholders
Basic	$(0.43)	$(0.61)	$(1.43)	$(0.58)	$(0.48)
Diluted	$(0.44)	$(0.64)	$(1.43)	$(0.58)	$(0.48)
Balance Sheet Data:
Cash and cash equivalents	$57,632,693	$40,543,982	$33,719,796	$5,646,021	$17,350,116
Short-term investments	105,357,277	53,075,974	18,905,608	8,034,001	12,863,420
Total assets	213,840,859	131,785,097	88,287,207	45,138,754	61,106,561
Current liabilities	31,466,406	14,085,294	28,966,456	8,376,577	11,043,021
Noncurrent liabilities	6,441,400	6,162,209	6,418,068	1,904,772	2,201,878
Accumulated deficit	(361,097,896)	(331,910,290)	(295,788,577)	(229,760,129)	(210,091,174)
Total stockholders’ equity	175,933,053	111,537,594	52,902,683	34,857,405	47,861,662

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

Overview
We are developing active DNA immunotherapies and vaccines focused on treating and preventing cancers and infectious diseases. Our DNA-based immunotherapies, in combination with our proprietary electroporation delivery devices, are intended to generate robust immune responses, in particular T cells, in the body to fight a target disease. In 2014 we reported that in a controlled phase II clinical study we generated significant, functional antigen-specific T cells that correlated to clinically relevant efficacy against HPV-associated cervical precancer. This data was published in The Lancet in September 2015. We plan to launch a phase III study of this product in 2016 and are advancing multiple cancer clinical studies.
Our novel SynCon® immunotherapy design has shown the ability to help break the immune system’s tolerance of cancerous cells. Our SynCon® product design approach is also intended to facilitate cross-strain protection against known as well as new unmatched strains of pathogens such as influenza. Given the recognized role of killer T cells in eliminating cancerous or infected cells from the body and our published phase II results, our scientists believe our active immunotherapies may play an important role in helping fight multiple cancers and infectious diseases. Human data to date have shown a favorable safety profile of our DNA immunotherapies delivered using electroporation.
We have completed, current or planned clinical programs of our proprietary SynCon® immunotherapies for HPV-caused pre-cancers and cancers (cervical, head and neck, anal), prostate cancer, breast/lung/pancreatic cancer, hepatitis C virus (HCV), hepatitis B virus (HBV), HIV, influenza, Ebola, MERS (Middle East Respiratory Syndrome) and Zika virus.
Our corporate strategy is to advance and protect a differentiated immunotherapy platform and use its unique capabilities to design and develop an array of cancer and infectious disease products. We aim to advance products through to commercialization. We will also leverage the third party resources through collaborations and partnerships including product license agreements. Our partners and collaborators include MedImmune, LLC, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”), University of Pennsylvania, GeneOne Life Science Inc., Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, National Institute of Allergy and Infectious Diseases (“NIAID”), United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”),  and Defense Advanced Research Projects Agency (“DARPA”).
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
Recent Developments
On August 7, 2015, we entered into a license and collaboration agreement with MedImmune, the global biologics research and development arm of AstraZeneca. Under the agreement, MedImmune acquired exclusive rights to our INO-3112 immunotherapy, which targets cancers caused by human papillomavirus (HPV) types 16 and 18. MedImmune has made an upfront payment of $27.5 million and will make potential future payments upon reaching development and commercial milestones totaling up to $700 million. MedImmune will fund all development costs. We are entitled to receive up to double-digit tiered royalties on INO-3112 product sales. Within the broader collaboration, we will develop with MedImmune up to 2 additional DNA-based cancer vaccine products not included in our current product pipeline, which MedImmune will have the exclusive rights to develop and commercialize if they so choose. We will receive development, regulatory and commercialization event based payments and will be eligible to receive royalties on worldwide net sales for these additional cancer vaccine products.
On May 5, 2015, we closed an underwritten public offering of 10,925,000 shares of our common stock, including 1,425,000 shares of common stock issued pursuant to the underwriter’s exercise of its overallotment option, at the public offering price of $8.00 per share. The net proceeds, after deducting the underwriter’s discounts and commission and other offering expenses, were $81.9 million.
As of December 31, 2015, we had an accumulated deficit of $361.1 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Critical Accounting Policies
The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment. Our discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. There have been no changes to our critical accounting policies during the year ended December 31, 2015. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies include:
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

Results of Operations
Comparison of Years Ended December 31, 2015 and 2014
The consolidated financial data for the years ended December 31, 2015 and December 31, 2014 is presented in the following table and the results of these two periods are used in the discussion thereafter.

	December 31, 2015	December 31, 2014	Increase/ (Decrease) $	Increase/ (Decrease) %
Revenues:
Revenue under collaborative research and development arrangements, including from affiliated entity	$27,655,700	$7,896,032	$19,759,668	250%
Grants and miscellaneous revenue	12,916,411	2,560,734	10,355,677	404
Total revenues	40,572,111	10,456,766	30,115,345	288
Operating expenses:
Research and development	57,791,923	34,095,039	23,696,884	70
General and administrative	18,063,890	15,857,688	2,206,202	14
Gain on sale of assets	(1,000,000)	—	(1,000,000)	100
Total operating expenses	74,855,813	49,952,727	24,903,086	50
Loss from operations	(34,283,702)	(39,495,961)	5,212,259	13
Interest and other income, net	305,071	331,461	(26,390)	(8)
Change in fair value of common stock warrants	177,561	348,143	(170,582)	(49)
Gain on investment in affiliated entity	2,600,467	2,676,224	(75,757)	(3)
Net loss before income tax benefit	(31,200,603)	(36,140,133)	4,939,530	14
Income tax benefit	2,097,766	—	2,097,766	100
Net loss	(29,102,837)	(36,140,133)	7,037,296	19
Net (income) loss attributable to non-controlling interest	(84,769)	18,420	(103,189)	(560)
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(29,187,606)	$(36,121,713)	$6,934,107	19%

Revenue

Revenue primarily consists of revenue under collaborative research and development arrangements and grants and government contracts. Our total revenue increased $30.1 million or 288% for the year ended December 31, 2015, as compared to the year ended December 31, 2014.
The $19.8 million increase in revenue under collaborative research and development arrangements for the year ended December 31, 2015 as compared to 2014 was primarily due to the revenue recognized from our Agreement with MedImmune entered into in August 2015 (see Note 3) and revenue recognized from the Roche Agreement which was previously deferred related to the partial termination of the Agreement as well as the $3.0 million milestone earned during the year.
The $10.4 million increase in grants and miscellaneous revenue for the year ended December 31, 2015 as compared to 2014, was primarily due to revenue recognized from our DARPA Ebola grant of $10.8 million as well as an increase of $681,000 in revenue from our DARPA subcontract for the treatment of infectious diseases, offset by less revenue recognized from various grants due to the timing of work performed.
Research and Development Expenses
The $23.7 million increase in research and development expenses for the year ended December 31, 2015 as compared to 2014 was primarily due to an increase in clinical study costs, expenses related to our DARPA Ebola grant, increased employee headcount, sub-license fee expense based on the up-front payment received from MedImmune and higher engineering and lab supplies to support clinical trials and partnerships of $8.2 million, $5.9 million, $5.5 million, $2.3 million and $1.0 million, respectively. These increases were offset by lower costs of $3.1 million incurred for biologics manufacturing and other expenses related to the Roche Agreement, among other variances.
General and Administrative Expenses
The $2.2 million increase in general and administrative expenses for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to an increase in employee headcount, employee stock-based compensation and corporate and patent legal fees of $1.4 million, $609,000 and $277,000, respectively, among other variances.
Stock-based Compensation
Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee’s requisite service period. Total employee compensation cost for our stock plans for the years ended December 31, 2015 and 2014 was $5.8 million and $4.8 million, of which $3.2 million and $2.8 million was included in research and development expenses and $2.6 million and $2.0 million was included in general and administrative expenses, respectively. The increase for the annual period year over year was primarily due to an increase in the number of employee and director stock options and restricted stock units granted. At December 31, 2015, there was $5.4 million of total unrecognized compensation cost related to unvested stock options, which we expect to recognize over a weighted-average period of 1.9 years, as compared to $5.3 million for the year ended December 31, 2014 expected to be recognized over a weighted-average period of 2.0 years. At December 31, 2015, there was $1.2 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years. Total stock-based compensation for options granted to non-employees for the years ended December 31, 2015 and 2014 was $385,000 and $585,000, respectively.
Interest and Other Income, net
Interest and other income, net, decreased by $(26,000) for the year ended December 31, 2015 as compared to 2014 primarily due to impairments considered to be other-than-temporary recorded on our short-term investments of $274,000 offset by higher average cash and short-term investment balances.
Change in fair value of common stock warrants
The change in fair value of common stock warrants for the years ended December 31, 2015 and 2014 was $178,000 and $348,000, respectively. The variance is due to the revaluation of the OncoSec common stock warrants and revaluation of the registered common stock warrants issued by us in March 2013. We revalue warrants at each balance sheet date to fair value. Warrants that were exercised during the period were revalued the day prior to exercise and reclassified into stockholders' equity upon exercise. If unexercised, the remaining warrants will expire in September 2018.
Gain on investment in affiliated entity
The gain is a result of the change in the fair market value of the investment in GeneOne for the year ended December 31, 2015.
Gain on sale of assets

The gain on sale of assets is related to the May 2014 sale of animal health assets to Plumbline Life Sciences ("PLS"). The gain is related to the cash received related to the sale (See Note 15).

Income Tax Benefit

In 2015, we recorded a tax benefit of $2.1 million, which reflected our application of the intraperiod tax allocation rules under which we are required to record a tax benefit in continuing operations to offset the tax provision we recorded directly to other comprehensive income primarily related to unrealized gain on our equity investment in our affiliated entity PLS.

Income Taxes
Since inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2015, we had net operating loss carry forwards for federal, California and Pennsylvania income tax purposes of approximately $177.4 million, $56.5 million and $141.3 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. We also had federal and state research and development tax credits of approximately $4.4 million and $2.1 million, respectively, net of the federal research and development credits that will expire due to IRC Section 383 limitations. If not utilized, the net operating losses and credits will begin to expire in 2018. Utilization of net operating losses and credits are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended.

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
Gain (Loss) from investment in affiliated entity
The gain (loss) is a result of the change in the fair market value of the investment in GeneOne for the year ended December 31, 2014.
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

Working Capital and Liquidity
As of December 31, 2015 we had cash and short-term investments of $163.0 million and working capital of $140.4 million, as compared to $93.6 million and $84.9 million, respectively, as of December 31, 2014. The increase in cash and short-term investments during the year ended December 31, 2015 was primarily due to our May 2015 financing and up-front payment of $27.5 million received from MedImmune, offset by expenditures related to our research and development activities and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.
Net cash used in operating activities was $12.4 million and $29.8 million for the years ended December 31, 2015 and 2014, respectively. The variance was primarily due to the up-front payment received from MedImmune offset by an increase in research and development operating expenses.
Net cash used in investing activities was $54.8 million and $35.8 million for the years ended December 31, 2015 and 2014, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Net cash provided by financing activities was $84.4 million and $72.5 million for the years ended December 31, 2015 and 2014, respectively. The increase was related to proceeds received from our May 2015 financing.
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
During the year ended December 31, 2015, warrants and stock options to purchase 551,883 shares of common stock were exercised for total proceeds to the Company of $2.6 million.
During the year ended December 31, 2014, warrants and stock options to purchase 2,713,867 shares of common stock were exercised for total proceeds to the Company of $13.3 million.
As of December 31, 2015, we had an accumulated deficit of $361.1 million. We have operated at a loss since 1994, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that current cash and short-term investments are sufficient to meet planned working capital requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue, expenses, and results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
As of December 31, 2015, we did not have any other material long-term debt or other known contractual obligations, except for the operating leases for our facilities, which expire in 2017 through 2027, and operating leases for copiers, which expire in 2018 through 2020.
We are contractually obligated to make the following operating lease payments as of December 31, 2015:

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$18,481,000	$1,578,000	$3,350,000	$3,822,000	$9,731,000

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
The investments in affiliated entities represents our ownership interest in the Korean based companies, GeneOne and PLS. We report these investments at fair value on the consolidated balance sheet using the closing price of GeneOne and PLS shares of common stock as listed on the Korean Stock Exchange and Korea New Exchange Market, respectively.
Common stock warrants that we have received to purchase shares of OncoSec are classified on the consolidated balance sheet as a long-term asset that is revalued at each balance sheet date subsequent to the initial receipt.
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the year ended December 31, 2015, have been made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investments in GeneOne and PLS which are denominated in South Korean Won. We do not have any foreign currency hedging instruments in place.
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
We do not use derivative financial instruments for speculative purposes. We do not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. Currently, we do not expect the impact of fluctuations in the relative fair value of other currencies to be material in 2016.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is incorporated by reference to our Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm beginning at page F-1 of this report.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2015, we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed in reports that we file or submit under the Exchange Act and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
As of December 31, 2015, management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2015.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of our fiscal year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm
The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2015. The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Inovio Pharmaceuticals, Inc.

We have audited Inovio Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Inovio Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Inovio Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inovio Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 of Inovio Pharmaceuticals, Inc. and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
March 11, 2016

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2015 fiscal year.

ITEM 11.        EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2015 fiscal year.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2015 fiscal year.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director independence and other information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2015 fiscal year.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2015 fiscal year.

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

10.48†
DNA Cancer Vaccine Collaboration and License Agreement dated August 7, 2015 by and between MedImmune, Limited and Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the registrant's Form 10-Q quarterly report for the quarter ended September 30, 2015 filed on November 9, 2015).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2016.

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

Signature	Title	Date

/s/ J. JOSEPH KIM	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2016
J. Joseph Kim

/s/ AVTAR DHILLON	Chairman of the Board of Directors	March 11, 2016
Avtar Dhillon

/s/ PETER KIES	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 11, 2016
Peter Kies

/s/ SIMON X. BENITO	Director	March 11, 2016
Simon X. Benito

/s/ ANGEL CABRERA	Director	March 11, 2016
Angel Cabrera

/s/ MORTON COLLINS	Director	March 11, 2016
Morton Collins

/s/ ADEL MAHMOUD	Director	March 11, 2016
Adel Mahmoud

/s/ NANCY J. WYSENSKI	Director	March 11, 2016
Nancy J. Wysenski

INOVIO PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Inovio Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Inovio Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inovio Pharmaceuticals, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Inovio Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
March 11, 2016

Inovio Pharmaceuticals, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$57,632,693	$40,543,982
Short-term investments	105,357,277	53,075,974
Accounts receivable	7,333,059	2,804,207
Prepaid expenses and other current assets	917,257	797,973
Prepaid expenses from affiliated entity	610,652	1,382,375
Deferred tax asset	—	342,573
Total current assets	171,850,938	98,947,084
Fixed assets, net	7,306,695	4,583,204
Investment in affiliated entity - GeneOne	14,941,277	12,340,811
Investment in affiliated entity - PLS	5,045,915	—
Intangible assets, net	3,905,860	4,776,059
Goodwill	10,113,371	10,113,371
Common stock warrants	5,970	550,000
Other assets	670,833	474,568
Total assets	$213,840,859	$131,785,097
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,064,899	$6,383,170
Accounts payable and accrued expenses due to affiliated entity	165,047	28,407
Accrued clinical trial expenses	2,600,483	2,007,432
Common stock warrants	1,301,138	2,022,729
Deferred revenue	13,449,768	3,187,223
Deferred revenue from affiliated entity	504,442	394,791
Deferred rent	380,629	61,542
Total current liabilities	31,466,406	14,085,294
Deferred revenue, net of current portion	103,074	173,779
Deferred revenue from affiliated entity, net of current portion	677,371	836,694
Deferred rent, net of current portion	5,485,313	4,647,687
Deferred tax liabilities	175,642	504,049
Total liabilities	37,907,806	20,247,503
Commitments and contingencies
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Preferred stock—par value $0.001; Authorized shares: 10,000,000, issued and outstanding shares: 23 at December 31, 2015 and December 31, 2014	—	—
Common stock—par value $0.001; Authorized shares: 600,000,000 at December 31, 2015 and December 31, 2014, issued and outstanding: 72,217,965 at December 31, 2015 and 60,741,082 at December 31, 2014	72,218	60,741
Additional paid-in capital	534,004,564	443,327,915
Accumulated deficit	(361,097,896)	(331,910,290)
Accumulated other comprehensive income (loss)	2,708,339	(251,390)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	175,687,225	111,226,976
Non-controlling interest	245,828	310,618
Total stockholders’ equity	175,933,053	111,537,594
Total liabilities and stockholders’ equity	$213,840,859	$131,785,097
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31,
	2015	2014	2013
Revenues:
Revenue under collaborative research and development arrangements	$26,876,533	$7,416,568	$9,239,547
Revenue under collaborative research and development arrangements with affiliated entity	779,167	479,464	425,000
Grants and miscellaneous revenue	12,916,411	2,560,734	3,802,799
Total revenues	40,572,111	10,456,766	13,467,346
Operating expenses:
Research and development	57,791,923	34,095,039	21,368,604
General and administrative	18,063,890	15,857,688	13,643,074
Gain on sale of assets	(1,000,000)	—	(2,000,000)
Total operating expenses	74,855,813	49,952,727	33,011,678
Loss from operations	(34,283,702)	(39,495,961)	(19,544,332)
Other income (expense):
Interest and other income, net	305,071	331,461	132,214
Change in fair value of common stock warrants	177,561	348,143	(45,632,669)
Gain (Loss) on investment in affiliated entity	2,600,467	2,676,224	(1,038,745)
Net loss before income tax benefit	(31,200,603)	(36,140,133)	(66,083,532)
Income tax benefit	2,097,766	—	—
Net loss	(29,102,837)	(36,140,133)	(66,083,532)
Net (income) loss attributable to non-controlling interest	(84,769)	18,420	55,084
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(29,187,606)	$(36,121,713)	$(66,028,448)
Net loss per common share attributable to Inovio Pharmaceuticals, Inc. stockholders
Basic	$(0.43)	$(0.61)	$(1.43)
Diluted	$(0.44)	$(0.64)	$(1.43)
Weighted average number of common shares outstanding used in per share calculations:
Basic	68,198,142	59,127,349	46,087,773
Diluted	68,365,265	59,408,252	46,087,773
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year ended December 31,
	2015	2014	2013
Net loss	(29,102,837)	$(36,140,133)	$(66,083,532)
Other comprehensive income (loss):
Unrealized gain on investment in affiliated entity, net of tax	2,952,201	—	—
Foreign currency translation adjustments	—	(1,689)	118
Unrealized gain (loss) on short-term investments, net of tax	7,528	(173,336)	(149,845)
Comprehensive loss	$(26,143,108)	$(36,315,158)	$(66,233,259)
Comprehensive (income) loss attributable to non-controlling interest	(84,769)	18,420	55,084
Comprehensive loss attributable to Inovio Pharmaceuticals, Inc.	$(26,227,877)	$(36,296,738)	$(66,178,175)

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2012	26	—	36,078,435	$36,079	$264,005,350	$(229,760,129)	$73,362	$502,743	$34,857,405
Issuance of common stock and warrants for cash, net of financing costs of $783,000	—	—	6,844,317	6,844	14,267,975	—	—	—	14,274,819
Fair value of common stock warrants issued in connection with equity financing	—	—	—	—	(5,968,244)	—	—	—	(5,968,244)
Issuance of common stock for cash, net of financing costs of $585,000	—	—	3,925,167	3,925	18,920,931	—	—	—	18,924,856
Exercise of stock options and warrants for cash	—	—	5,712,439	5,713	19,802,519	—	—	—	19,808,232
Cashless exercise of warrants	—		16,032	16	(16)	—	—	—	—
Change in classification of warrants from liability to equity due to exercise	—	—	—	—	35,370,529	—	—	—	35,370,529
Stock-based compensation	—	—	—	—	1,868,345	—	—	—	1,868,345
Net loss attributable to common stockholders	—	—	—	—	—	(66,028,448)	—	(55,084)	(66,083,532)
Unrealized loss on short-term investments	—	—	—	—	—	—	(149,845)	—	(149,845)
Foreign currency translation adjustments	—	—	—	—	—	—	118	—	118
Balance at December 31, 2013	26	—	52,576,390	$52,577	$348,267,389	$(295,788,577)	$(76,365)	$447,659	$52,902,683
Issuance of shares related to reverse stock split	—	—	6,378	6	57,181	—	—	—	57,187
Issuance of common stock for cash, net of financing costs of $5.5 million	—	—	5,452,725	5,453	59,203,729	—	—	—	59,209,182
Conversions of preferred stock to common stock	(3)	—	1,103	1	(1)	—	—	—	—
Acquisition of non-controlling interest	—	—	—	—	118,621	—	—	(118,621)	—
Exercise of stock options and warrants for cash	—	—	2,689,868	2,689	13,249,854	—	—	—	13,252,543
Cashless exercise of warrants	—	—	14,618	15	(15)	—	—	—	—
Change in classification of warrants from liability to equity due to exercise	—	—	—	—	17,002,211	—	—	—	17,002,211
Stock-based compensation	—	—	—	—	5,428,946	—	—	—	5,428,946
Net loss attributable to common stockholders	—	—	—	—	—	(36,121,713)	—	(18,420)	(36,140,133)
Unrealized loss on short-term investments	—	—	—	—	—	—	(173,336)	—	(173,336)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,689)	—	(1,689)
Balance at December 31, 2014	23	—	60,741,082	$60,741	$443,327,915	$(331,910,290)	$(251,390)	$310,618	$111,537,594
Issuance of common stock for cash, net of financing costs of $4.0 million	—	—	10,925,000	10,925	81,891,438	—	—	—	81,902,363
Payment to minority stockholders	—	—	—	—	—	—	—	(149,559)	(149,559)
Exercise of stock options and warrants for cash	—	—	551,883	552	2,598,363	—	—	—	2,598,915
Stock-based compensation	—	—	—	—	6,186,848	—	—	—	6,186,848
Net loss attributable to common stockholders	—	—	—	—	—	(29,187,606)	—	84,769	(29,102,837)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	7,528	—	7,528
Unrealized gain on investment in affiliated entity, net of tax	—	—	—	—	—	—	2,952,201	—	2,952,201
Balance at December 31, 2015	23	—	72,217,965	$72,218	$534,004,564	$(361,097,896)	$2,708,339	$245,828	$175,933,053
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(29,102,837)	$(36,140,133)	$(66,083,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,048,431	626,554	328,752
Amortization of intangible assets	870,199	942,719	1,770,537
Change in value of common stock warrants	(177,561)	(348,143)	45,632,669
Stock-based compensation	6,186,848	5,428,946	1,868,345
Issuance of shares in connection with reverse stock split	—	57,187	—
Amortization of premiums on investments	348,566	54,534	(484)
Deferred taxes	14,166	27,537	32,274
Deferred rent	383,584	762,616	410,187
Transaction costs associated with issuance of warrants	—	—	315,970
Loss on short-term investments	424,275	33,990	38,950
Loss on disposal of fixed assets	7,899	2,959	1,822
(Gain) Loss on investment in affiliated entity	(2,600,467)	(2,676,224)	1,038,745
Gain on sale of intangible assets	(1,000,000)	—	(2,000,000)
Income tax benefit from other unrealized gains on securities	(2,097,766)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(4,528,852)	497,356	(2,434,896)
Prepaid expenses and other current assets	(119,284)	(160,540)	(229,705)
Prepaid expenses and other current assets from affiliated entity	771,723	674,975	(1,401,258)
Restricted cash	—	100,762	(352)
Other assets	(196,265)	(72,493)	26,793
Accounts payable and accrued expenses	6,456,581	925,820	2,123,761
Accrued clinical trial expenses	593,051	561,252	40,284
Accounts payable and accrued expenses due to affiliated entity	136,640	(493,848)	334,980
Deferred revenue	10,191,840	(260,719)	3,179,721
Deferred revenue from affiliated entity	(49,672)	(368,751)	(375,000)
Net cash used in operating activities	(12,438,901)	(29,823,644)	(15,381,437)
Cash flows from investing activities:
Purchases of investments	(63,526,830)	(47,185,945)	(15,399,495)
Maturities of investments	10,484,267	12,753,719	4,339,577
Purchases of capital assets	(2,781,544)	(1,379,980)	(176,925)
Proceeds from sale of intangible assets	1,000,000	—	2,000,000
Net cash used in investing activities	(54,824,107)	(35,812,206)	(9,236,843)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	81,902,363	59,209,182	32,883,705
Proceeds from stock option and warrant exercises	2,598,915	13,252,543	19,808,232
Other financing activities	(149,559)	—	—
Net cash provided by financing activities	84,351,719	72,461,725	52,691,937
Effect of exchange rate changes on cash and cash equivalents	—	(1,689)	118
Increase in cash and cash equivalents	17,088,711	6,824,186	28,073,775
Cash and cash equivalents, beginning of period	40,543,982	33,719,796	5,646,021
Cash and cash equivalents, end of period	$57,632,693	$40,543,982	$33,719,796

Supplemental disclosure of non-cash activities
Amounts accrued for purchases of property and equipment	$225,148	$12,842	$139,173
Lease incentive recorded as fixed assets and deferred rent	$773,000	$933,000	$2,538,000
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

2. Summary of Significant Accounting Policies
Basis of Presentation
Inovio incurred a net loss attributable to common stockholders of $29.2 million for the year ended December 31, 2015. Inovio had working capital of $140.4 million and an accumulated deficit of $361.1 million as of December 31, 2015. The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Inovio be unable to continue in business. Inovio’s consolidated financial statements as of and for the year ended December 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has evaluated subsequent events after the balance sheet date through the date it issued these financial statements.
Consolidation
These consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. In conjunction with the acquisition in June 2009 of VGX Pharmaceuticals (the “Merger”), the Company acquired a majority interest in VGX Animal Health and certain shares in GeneOne Life Sciences (“GeneOne”) (a publicly-traded company in South Korea). The Company consolidates Genetronics, Inc. (a wholly-owned subsidiary of Inovio Pharmaceuticals, Inc.), VGX Pharmaceuticals and its subsidiary VGX Animal Health and records a non-controlling interest for the 15% and 9% of VGX Animal Health it does not own as of December 31, 2015 and 2014, respectively. The Company's investment in GeneOne, which is recorded as investment in affiliated entity within the consolidated balance sheets is accounted for at fair value on a recurring basis, with changes in fair value recorded on the consolidated statements of operations within gain (loss) on investment in affiliated entity. All intercompany accounts and transactions have been eliminated upon consolidation.
Variable Interest Entities
In June 2009, the FASB issued authoritative guidance that requires companies to perform a qualitative analysis to determine whether a variable interest in another entity represents a controlling financial interest in a variable interest entity. A controlling financial interest in a variable interest entity is characterized by having both the power to direct the most significant activities of the entity and the obligation to absorb losses or the right to receive benefits of the entity. This guidance also requires on-going reassessments of variable interests based on changes in facts and circumstances. This guidance became effective for fiscal years beginning after November 15, 2009. The Company adopted the provisions of the guidance in the first quarter of 2010 and determined that none of the entities with which the Company currently conducts business and collaborations are variable interest entities except VGXI (a wholly-owned subsidiary of GeneOne). The Company determined that they are not the primary beneficiary as they do not have voting control or other forms of control over the operations and decision making and therefore are not required to consolidate VGXI. The Company continues to assess its variable interests and has determined that no significant changes have occurred as of December 31, 2015.

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
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and short-term investments. The Company limits its exposure to credit loss by placing its cash and investments with high credit quality financial institutions. Additionally, the Company has established guidelines regarding diversification of its investments and their maturities which are designed to maintain principal and maximize liquidity. The Company had contracts with customers which represented more than 10% of total revenues for all of the years presented as discussed in Note 6.
Fair value of Financial Instruments
The Company’s financial instruments consist principally of cash equivalents, short-term investments, investments in affiliated entities and common stock warrants. The carrying amounts of cash equivalents approximate the related fair values due to the short-term maturities of these instruments. Investments consist of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of consolidated stockholders’ equity. The Company's investment in affiliated entity PLS is accounted for as an available-for sale security. The Company’s investment in affiliated entity GeneOne is accounted for at fair value on a recurring basis, with changes in fair value recorded on the consolidated statements of operations within gain (loss) from investment in affiliated entity. The estimated fair value of the common stock warrants is determined by using the Black-Scholes pricing model as of December 31, 2015, as discussed in Note 5.
Cash and Cash Equivalents
Cash equivalents are considered by the Company to be highly liquid investments purchased with original maturities of three months or less from the date of purchase. Cash and cash equivalents include certain money market accounts at December 31, 2015 and 2014.
Investments
The Company defines investments as income yielding securities that can be readily converted into cash or equity investments classified as available-for-sale. Investments include mutual funds, United States corporate debt securities, municipal bonds and an equity investment in the Company's affiliated entity PLS at December 31, 2015 and mutual funds and United States corporate debt securities at December 31, 2014.
Accounts Receivable
Accounts receivable are recorded at invoiced amounts and do not bear interest. Inovio performs ongoing credit evaluations of our customers’ financial condition. Credit is extended to customers as deemed necessary and generally does not require collateral. Management believes that the risk of loss is significantly reduced due to the quality and financial position of our customers. No allowance for doubtful accounts was deemed necessary at December 31, 2015 and 2014.

Fixed Assets
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the remaining term of the related leases or the estimated economic useful lives of the improvements. Repairs and maintenance are expensed as incurred.
Long-Lived Assets
All long-lived assets are reviewed for impairment in value when changes in circumstances dictate, based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current earnings, to the extent the carrying amount of an asset exceeds its estimated fair value determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets. The Company has not recognized any losses on long-lived assets through December 31, 2015.
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
Historically the Company has recorded patents at cost and amortized these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent cost consists of the consideration paid for patents and related legal costs. Effective June 1, 2009, in connection with the acquisition of VGX, all new patent costs are being expensed as incurred. Patent cost capitalized as of June 1, 2009 will continue to be amortized over the expected life of the patent. License costs are recorded based on the fair value of consideration paid and amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement to the extent the license has an alternative future use. As of December 31, 2015 and 2014, the Company’s intangible assets resulting from the acquisition of VGX and Inovio AS, and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $3.9 million and $4.8 million, respectively.
The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company assesses potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company’s judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, the Company will reduce the carrying value of the intangible asset to fair value. While current and historical operating and cash flow losses are potential indicators of impairment, the Company believes the future cash flows to be received from its intangible assets will exceed the intangible assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2015.
Goodwill is reviewed for impairment at least annually at November 30, or more frequently if an event occurs indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment as of November 30, 2015, identifying no impairment.
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

Valuation allowances against the Company’s deferred tax assets were $83.2 million and $75.4 million at December 31, 2015 and 2014, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.
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
Research and Development Expenses
Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Research and development expenses are charged to operations as they are incurred. These expenses result from the Company's independent research and development efforts as well as efforts associated with collaborations and licensing arrangements. The Company reviews and accrues clinical trials expense based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies and other events. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development expense; however a modification in the protocol of a clinical trial or cancellation of a trial could result in a change to the results of operations.
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
The following tables reconcile the components of the numerator and denominator included in the calculations of diluted loss per share:

	Year Ended December 31,
	2015	2014	2013
Numerator
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(29,187,606)	$(36,121,713)	$(66,028,448)
Reflect adjustment for decrease in fair value of warrant liability	(721,591)	(2,181,203)	—
Numerator for use in diluted loss per share	$(29,909,197)	$(38,302,916)	$(66,028,448)

Denominator
Weighted average number of common shares outstanding	68,198,142	59,127,349	46,087,773
Effect of dilutive potential common shares from warrants	167,123	280,903	—
Denominator for use in diluted loss per share	68,365,265	59,408,252	46,087,773

Net loss per share, diluted	$(0.44)	$(0.64)	$(1.43)

The following table summarizes potential common shares that were excluded from diluted net loss per share calculation because of their anti-dilutive effect:

	Year Ended December 31,
	2015	2014	2013
Options to purchase common stock	5,862,364	4,840,514	4,134,530
Warrants to purchase common stock	276,813	727,969	3,514,815
Restricted stock units	230,000	—	—
Convertible preferred stock	8,456	8,456	9,559
Total	6,377,633	5,576,939	7,658,904

Leases
Leases are classified as either capital or operating leases. Leases which transfer substantially all of the benefits and risks incidental to the ownership of assets are accounted for as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases. Inovio’s Plymouth Meeting, PA headquarters and San Diego, CA facility leases, which have escalating payments, are expensed on a straight-line basis over the term of the lease. The allowance provided by the lessor for leasehold improvements are considered tenant incentives and are amortized on a straight-line basis over the term of the lease. These leases represent the primary expense and commitment as indicated in Note 11 “Commitments”. Other leases exist for office machinery, such as copiers, wherein lease expense is recorded as incurred.
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
Weighted average assumptions used in the Black-Scholes model for employees and directors are presented below:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	0.99%	1.47%	0.41%
Expected volatility	74%	109%	111%
Expected life in years	5	5	4
Dividend yield	—	—	—
Forfeiture rate	7%	8%	8%

Assumptions used in the Black-Scholes model for non-employees are presented below:

Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	2.14%-2.31%	1.52%-2.73%	0.84% – 1.52%
Expected volatility	105%-108%	104%-115%	102%-113%
Expected life in years	7-10	7-10	7-10
Dividend yield	—	—	—

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
The Company identified the deliverables at the inception of the agreement. The Company has determined that the license to INO-3112, the license for the research collaboration products with related research and development services and the product development services for INO-3112 individually represent separate units of accounting because each deliverable has standalone basis. The Company considered the provisions of the multiple-element arrangement guidance in determining whether the deliverables outlined above have standalone basis and thus should be treated as separate units of accounting. The Company determined that the license for INO-3112, the license for the research collaboration products with related research and development services, and the product development services for INO-3112 have standalone basis and represent separate units of accounting because the rights conveyed permit MedImmune to perform all efforts necessary to complete development, commercialize and begin selling the product upon regulatory approval. In addition, MedImmune has the appropriate development, regulatory and commercial expertise with products similar to the product licensed under the agreement and has the ability to engage third parties to manufacture the product allowing MedImmune to realize the value of the license without receiving any of the remaining deliverables. MedImmune can also sublicense its license rights to third parties. Also, the Company determined that the product development services for INO-3112 represents an individual unit of accounting as MedImmune could perform such services and/or could acquire these on a separate basis. The best estimated selling prices for these units of accounting were determined based on market conditions, the terms of comparable collaborative agreements for similar technology in the pharmaceutical and biotechnology industry, the Company's pricing practices and pricing objectives and the nature of the research and development services to be provided. While market data and the cost-to-recreate method under the cost approach were considered throughout the valuation process, ultimately, the estimated selling prices of the licenses were determined utilizing two forms of the relief from royalty method under the income approach. The arrangement consideration was allocated to the deliverables based on the relative selling price method.

The amount allocable to the delivered unit or units of accounting is limited to the amount that is considered fixed and determinable and is not contingent upon the delivery of additional items or meeting other specified performance conditions. Based on the results of the Company's analysis, the $27.5 million up-front payment was allocated as follows: $15.0 million to the product license to INO-3112 and $12.5 million for the license to the research collaboration products and related research and developments services. The amount allocated to the license for INO-3112 was recognized as revenue under collaborative research and development arrangements during the year ended December 31, 2015 as this was determined to be earned upon the granting of the license and delivery of the related knowledge and data. The remaining amount related to the research collaboration products and related research and development services is classified as short-term deferred revenue as of December 31, 2015. The Company believes that no substantive value related to the research collaboration products license and research services has been transferred to MedImmune prior to their selection of the first research collaboration product since there is no economic benefit from the research unless such product candidate is selected. Furthermore, if MedImmune decides to not proceed with the selection of the product candidate, the research collaboration product license would be terminated. Therefore, the Company believes the license for the research collaboration products is not delivered until the research services are completed and the selection of the product candidate is made by MedImmune (i.e. exercise of an option). The Company has classified the amount allocated to this deliverable as short-term deferred revenue as it is expected that MedImmune will select a product candidate within the next 12 months. The Company will recognize revenues associated with the product development services for INO-3112 as revenues under collaborative arrangements as the related services are performed and according to the relative selling price method of the allocable arrangement consideration. During the year ended December 31, 2015, the Company recognized revenues of $16.0 million from MedImmune. As of December 31, 2015, the Company has a deferred revenue and accounts receivable balance of $13.0 million and $1.5 million, respectively, related to the Agreement.

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
The Company identified the deliverables at the inception of the agreement. The Company has determined that the license to INO-5150 and INO-1800, the option right to license additional vaccines, research and development services, manufacturing and drug supply, and participation in the joint steering committee individually represent separate units of accounting because each deliverable has standalone basis. The Company considered the provisions of the multiple-element arrangement guidance in determining whether the deliverables outlined above have standalone basis and thus should be treated as separate units of accounting. The Company determined that the licenses and option right to license additional vaccines have standalone basis and represent separate units of accounting because the rights conveyed permit Roche to perform all efforts necessary to complete development, commercialize and begin selling the product upon regulatory approval. In addition, Roche has the appropriate development, regulatory and commercial expertise with products similar to the product licensed under the agreement and has the ability to engage third parties to manufacture the product allowing Roche to realize the value of the license without receiving any of the remaining deliverables. Roche can also sublicense its license rights to third parties. Also, the Company determined that the research services, committee participation and manufacturing services each represent individual units of accounting as Roche could perform such services and/or could acquire these on a separate basis. The best estimated selling prices for these units of accounting were determined based on market conditions, the terms of comparable collaborative agreements for similar technology in the pharmaceutical and biotechnology industry, the Company's pricing practices and pricing objectives and the nature of the research and development services to be provided. While market data and the cost-to-recreate method under the cost approach were considered throughout the valuation process, ultimately, the selling prices of the licenses and option right were determined utilizing two forms of the relief from royalty method under the income approach. The arrangement consideration was allocated to the deliverables based on the relative selling price method.
The amount allocable to the delivered unit or units of accounting is limited to the amount that is considered fixed and determinable and is not contingent upon the delivery of additional items or meeting other specified performance conditions. Based on the results of the Company's analysis, the $10 million up-front payment was allocated as follows: $5.0 million and $3.4 million to the license to INO-5150 and INO-1800, respectively, $1.5 million to the Option Right and $155,000 to the Joint Steering Committee obligation. The amounts allocated to the licenses for INO-5150 and INO-1800 were recognized as revenue under collaborative research and development arrangements during the year ended December 31, 2013 as these were determined to be earned upon the granting of the license and delivery of the related knowledge and data. Due to the Company's continuing involvement obligations, the remaining amounts were classified as deferred revenue as of December 31, 2013. The Company will recognize revenues associated with research and development services and manufacturing and drug supply as revenues under collaborative arrangements as the related services are performed and according to the relative selling price method of the allocable arrangement consideration. During the year ended December 31, 2015, the Company recognized revenues of $10.8 million from Roche, of which $3.0 million related to previously deferred revenue which was recognized based on the partial termination of the Agreement in February 2015 and $3.0 million related to a milestone earned during the period. During the year ended December 31, 2014, the Company recognized revenues of $7.4 million from Roche. As of December 31, 2015 and 2014, the Company has a deferred revenue balance of $166,000 and $3.2 million, respectively, related to the Roche Agreement. As of December 31, 2015 and 2014, the Company has an accounts receivable balance of $1.6 million and $2.3 million, respectively, related to the Roche Agreement.
The Company has entered into various Collaborative Development and License Agreements with GeneOne as discussed in Note 15. Under these Agreements, the Company may receive future event based payments upon approval of an investigational new drug application (IND) and/or initiation of clinical trials and future net sales. These future event based payments do not meet the criteria of a milestone in accordance with the authoritative guidance as they are solely based on the performance of the collaborators.

4. Investments
Investments consist of mutual funds, United States corporate debt securities, municipal bonds and an equity investment in the Company's affiliated entity PLS at December 31, 2015 and of mutual funds and United States corporate debt securities at December 31, 2014. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive loss until realized. Realized gains and losses are included in non-operating other income (expense) on the consolidated statement of operations and are derived using the specific identification method for determining the cost of the securities sold.  During the years ended December 31, 2015 and 2014, net realized loss on investments of $151,000 and $34,000 was recorded, respectively. The Company assessed each of its investments on an individual basis to determine if any decline in fair value was other-than-temporary. During the years ended December 31, 2015 and 2014, impairments considered to be other-than-temporary of $274,000 and $0 were recorded, respectively. Interest and dividends on investments classified as available-for-sale are included in interest and other income, net, in the consolidated statements of operations. As of December 31, 2015, the Company had 59 available-for-sale securities in a gross unrealized loss position of which 23 were in such position for longer than 12 months.
The following is a summary of available-for-sale securities as of December 31, 2015 and 2014:

		As of December 31, 2015
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$78,571,294	$435	$(185,737)	$78,385,992
US corporate debt securities	Less than 2	26,923,855	—	(54,452)	26,869,403
Municipal bonds	Less than 1	101,936	—	(54)	101,882
Investemnt in affiliated entity - PLS	---	—	5,045,915	—	5,045,915
Total investments		$105,597,085	$5,046,350	$(240,243)	$110,403,192

		As of December 31, 2014
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$29,487,758	$2,667	$(216,790)	$29,273,635
US corporate debt securities	Less than 2	23,839,606	70	(37,337)	23,802,339
Total investments		$53,327,364	$2,737	$(254,127)	$53,075,974

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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the years ended December 31, 2015 and 2014.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, and are determined using the following inputs as of December 31, 2015:

	Fair Value Measurements at
	December 31, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$54,474,609	$54,474,609	$—	$—
Mutual funds	78,385,992	—	78,385,992	—
US corporate debt securities	26,869,403	—	26,869,403	—
Municipal bonds	101,882	—	101,882	—
Investments in affiliated entities	19,987,192	19,987,192	—	—
Common stock warrants	5,970	—	—	5,970
Total Assets	$179,825,048	$74,461,801	$105,357,277	$5,970
Liabilities:
Common stock warrants	$1,301,138	$—	$—	$1,301,138
Total Liabilities	$1,301,138	$—	$—	$1,301,138

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

Level 1 assets include money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investments in GeneOne and PLS. The Company accounts for its investment in GeneOne at fair value on a recurring basis by which the fair value is based on the market value of 1,644,155 common shares on December 31, 2015 and December 31, 2014, listed on the Korean Stock Exchange. The Company accounts for its investment in PLS as an available-for sale security by which the fair value is based on the market value of 395,758 common shares on December 31, 2015, listed on the Korea New Exchange (KONEX) Market. The Company elected the fair value option in conjunction with the investment in GeneOne at the inception of the investment therefore changes in the fair value of the investment are reflected as other income (expense) in the consolidated statements of operations.  The Company did not elect the fair value option for the investment in PLS at the inception of the investment, but rather recorded the investment under the equity method until its ownership interest dropped below 20% in June 2015 and accordingly began recording the investment under the cost method using the carryover basis from the equity method of zero. Once shares of PLS began trading on the KONEX, the Company classified the investment as available-for-sale and began recording the investment at fair value with changes in fair value reflected in other comprehensive income (loss).
Level 2 assets at December 31, 2015 include US corporate debt securities, mutual funds and municipal bonds held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing their assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
Level 3 assets at December 31, 2015 include two warrants received by the Company to purchase shares of common stock of OncoSec Medical Incorporated (“OncoSec”), in connection with the first and second amendments to the Asset Purchase Agreement between the Company and OncoSec signed in September 2011 and March 2012, respectively. The first warrant to purchase 50,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $24.00 per share. The second warrant to purchase 150,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $20.00 per share.
As of December 31, 2015 the Company has a long-term asset of approximately $6,000 associated with the warrants received to purchase common stock of OncoSec. The Company reassesses the fair value of the warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of OncoSec stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on publicly available historical data and knowledge of OncoSec. The Company reassesses the fair value of the warrants at each reporting date. The assumptions used to estimate the fair values of the OncoSec common stock warrants at December 31, 2015 and 2014 are presented below:

	Year Ended December 31,
	2015	2014
Risk-free interest rate	0.64%	0.67%
Expected volatility	90%	90%
Expected life in years	0.75-1.25	1.75-2.25
Dividend yield	—	—

As a result of these calculations, the Company recorded a (decrease) increase in fair value of the two warrants of $(544,000), $(168,000) and $450,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The change in fair value is reflected in the Company's consolidated statement of operations as a component of change in fair value of common stock warrants.
The following table presents a summary of changes in fair value of the Company’s total Level 3 financial assets for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Balance at beginning of year	$550,000	$717,500
Decrease in fair value included in change in fair value of common stock warrants	(544,030)	(167,500)
Balance at end of year	$5,970	$550,000

Level 3 liabilities held as of December 31, 2015 and 2014 consist of common stock warrant liabilities associated with warrants to purchase the Company's common stock issued in March 2013. If unexercised, the warrants will expire in September 2018. During the year ended December 31, 2015 none of these warrants were exercised. During the year ended December 31, 2014, warrants to purchase 2,419,425 shares of common stock were exercised.
As of December 31, 2015 the Company has a $1.3 million common stock warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. The assumptions used to estimate the fair values of common stock warrants at December 31, 2015 and 2014 are presented below:

	Year Ended December 31,
	2015	2014
Risk-free interest rate	1.36%	1.1%
Expected volatility	81%	81%
Expected life in years	2.70	3.70
Dividend yield	—	—
Changes in these assumptions as well as in the Company's stock price on the valuation date can have a significant impact on the fair value of the common stock warrant liability. As a result of these calculations, the Company recorded a (decrease) increase in fair value of $(722,000), $(516,000) and $46.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The significant change in fair value was primarily due to the change in the Company's stock price during the period. The change in fair value is reflected in the Company's consolidated statement of operations as a component of change in fair value of common stock warrants. Warrants that were exercised during the period were revalued on the day prior to exercise and then reclassified into stockholders' equity upon exercise.
The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Balance at beginning of year	$2,022,729	$19,540,583
Decrease in fair value included in change in fair value of common stock warrants	(721,591)	(515,643)
Change in classification from liability to stockholders' equity due to warrant exercises	—	(17,002,211)
Balance at end of year	$1,301,138	$2,022,729

6. Major Customers and Concentration of Credit Risk

Customer	2015	% of Total Revenue	2014	% of Total Revenue	2013	% of Total Revenue
MedImmune	$16,037,731	40%	$—	—%	$—	—%
DARPA	11,582,623	28	123,605	1	—	—
Roche	10,778,688	27	7,357,346	70	9,181,759	68
NIAID	901,475	2	1,229,084	12	2,090,939	16
GeneOne (affiliated entity)	450,000	1	479,464	5	425,000	3
All other	821,594	2	1,267,267	12	1,769,648	13
Total Revenue	$40,572,111	100%	$10,456,766	100%	$13,467,346	100%

During the years ended December 31, 2015, 2014 and 2013, the Company recognized revenue from various license fees, collaborative research and development agreements, grants and government contracts. As of December 31, 2015, $4.0 million or 54%, $1.6 million or 22% and $1.5 million or 20% of accounts receivable was attributed to DARPA, Roche and MedImmune, respectively. As of December 31, 2014, $2.3 million or 82% and $190,000 or 7% of accounts receivable was attributed to Roche and the NIAID, respectively.
There is minimal credit risk with these customers based upon collection history, their size and financial condition. Accordingly, the Company does not consider it necessary to record a reserve for uncollectible accounts receivable.

7. Fixed Assets
Fixed assets at December 31, 2015 and 2014 consist of the following:

	Cost	Accumulated Depreciation and Amortization	Net Book Value
As of December 31, 2015
Leasehold improvements	3,571,619	(721,280)	2,850,339
Laboratory equipment	1,875,561	(540,555)	1,335,006
Office furniture and fixtures	987,436	(399,524)	587,912
Computer equipment and other	4,419,761	(1,886,323)	2,533,438
	$10,854,377	$(3,547,682)	$7,306,695
As of December 31, 2014
Leasehold improvements	3,545,011	(406,669)	3,138,342
Laboratory equipment	751,204	(298,734)	452,470
Office furniture and fixtures	887,887	(228,664)	659,223
Computer equipment and other	1,940,458	(1,607,289)	333,169
	$7,124,560	$(2,541,356)	$4,583,204

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $1.0 million, $627,000 and $329,000, respectively. The Company determined that the carrying value of these long-lived assets was not impaired for the periods presented.

8. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		December 31, 2015			December 31, 2014
	Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill(a)		$10,113,371	$—	$10,113,371	$10,113,371	$—	$10,113,371
Amortizing:
Patents	8 – 17	5,802,528	(5,516,122)	286,406	5,802,528	(5,358,433)	444,095
Licenses	8 – 17	1,323,761	(1,133,113)	190,648	1,323,761	(1,104,366)	219,395
CELLECTRA®(b)	5 – 11	8,106,270	(6,397,947)	1,708,323	8,106,270	(5,970,866)	2,135,404
GHRH(b)	11	335,314	(208,581)	126,733	335,314	(176,899)	158,415
Other(c)	18	4,050,000	(2,456,250)	1,593,750	4,050,000	(2,231,250)	1,818,750
Total intangible assets		19,617,873	(15,712,013)	3,905,860	19,617,873	(14,841,814)	4,776,059
Total goodwill and intangible assets		$29,731,244	$(15,712,013)	$14,019,231	$29,731,244	$(14,841,814)	$14,889,430

(a)	Goodwill was recorded from the Inovio AS acquisition in January 2005 and from the acquisition of VGX in June 2009 for $3.9 million and $6.2 million, respectively.

(b)	CELLECTRA® and GHRH are developed technologies which were recorded from the acquisition of VGX.

(c)	Other intangible assets represent the fair value of acquired intellectual property from the Inovio AS acquisition.
Aggregate amortization expense on intangible assets was $870,000, $943,000 and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense related to intangible assets at December 31, 2015 for each of the next five fiscal years and beyond is expected to be incurred as follows:

2016	$815,244
2017	775,331
2018	772,918
2019	772,918
2020	253,748
Thereafter	515,701
$3,905,860

There were no impairment or impairment indicators present and no losses were recorded during the years ended December 31, 2015, 2014 and 2013, respectively.

9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at December 31, 2015 and 2014 consist of the following:

	As of December 31,
	2015	2014
Trade accounts payable	$4,292,374	$2,003,091
Accrued compensation	4,157,440	2,982,090
Accrued license fees	2,300,000	—
Other accrued expenses	2,315,085	1,397,989
	$13,064,899	$6,383,170

10. Stockholders’ Equity

Reverse Stock Split
On June 5, 2014, the Company implemented a 4-for-1 reverse stock split. All share information contained within this report, including the accompanying consolidated financial statements and footnotes, have been retroactively adjusted to reflect the effects of the reverse stock split.

Preferred Stock

			Outstanding as of December 31,
	Authorized	Issued	2015	2014
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	23	23
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	—	—
During the year ended December 31, 2014, 3 shares of the Company's Series C preferred stock were converted into 1,103 shares of the Company's common stock. There were no changes in the number of outstanding shares of our preferred stock for the year ended December 31, 2015.
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
As of December 31, 2015, outstanding shares of the Series C Preferred Stock were convertible into 8,456 shares of our common stock at a conversion price of $27.20 per share, and the applicable Daily Market Price of the common stock for triggering mandatory conversion equaled $72.00 per share.

Common Stock
In May 2015, the Company closed an underwritten public offering of 10,925,000 shares of the Company's common stock, including 1,425,000 shares of common stock issued pursuant to the underwriter’s exercise of its overallotment option, at the public offering price of $8.00 per share. The net proceeds, after deducting the underwriter’s discounts and commission and other offering expenses, were approximately $81.9 million.
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

Warrants
The following table summarizes the warrants outstanding as of December 31, 2015 and 2014:

			As of December 31, 2015		As of December 31, 2014
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants	Common Stock Warrant Liability	Number of Warrants	Common Stock Warrant Liability
March 2013 financing	$3.17	September 12, 2018	284,091	$1,301,138	284,091	$2,022,729
Warrants assumed in June 2009 Merger	$ 4.08 - 5.12	April 28, 2016	276,813	—	727,969	—
Total			560,904	$1,301,138	1,012,060	$2,022,729

During the year ended December 31, 2015, no warrants to purchase shares of the Company's common stock which were issued in connection with the March 2013 financing were exercised. During the year ended December 31, 2014, 471,590 shares of the Company's common stock which were issued in connection with the March 2013 financing were exercised, with proceeds to the Company $1.5 million.

During the year ended December 31, 2014, warrants to purchase 1,673,750 shares of the Company's common stock which were issued in connection with the January 2011 financing were exercised, with proceeds to the Company of $9.4 million.

During the year ended December 31, 2015 and 2014, warrants to purchase 426,625 and 274,083 shares of the Company's common stock which were assumed in the June 2009 Merger were exercised, with proceeds to the Company of $2.0 million and $1.0 million, respectively.

In July 2014, warrants expired to purchase 83,334 shares of the Company's common stock issued in connection with the July 2009 financing.
Stock Options
The Company has one active stock-based incentive plan, the Amended and Restated 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees. The Incentive Plan was adopted on March 31, 2007, approved by the stockholders on May 4, 2007, approved by the stockholders as amended on May 2, 2008, and approved by the stockholders as amended and restated on August 25, 2009, May 14, 2010, May 22, 2014 and May 8, 2015. On May 14, 2010 the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 500,000 and to provide that the aggregate number of shares available for grant under the Incentive Plan will be increased on January 1 of each year beginning in 2011 by a number of shares equal to the lesser of (1) 513,833 or (2) such lesser number of shares as may be determined by the Board. On May 22, 2014 and May 8, 2015, the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 1,250,000 and 2,000,000, respectively. At December 31, 2015, the Incentive Plan reserves 7,256,664 shares of common stock for issuance as or upon exercise of incentive awards granted and to be granted at future dates. At December 31, 2015, the Company had 2,020,627 shares of common stock available for future grant under the Incentive Plan, and 230,000 shares of unvested restricted stock units and options to purchase 4,478,425 shares of common stock outstanding under the Incentive Plan. The awards granted and available for future grant under the Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The Incentive Plan terminates by its terms on March 31, 2017.
The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the Amended 2000 Stock Option Plan and the VGX Equity Compensation Plan, under which the Company had options to purchase 148,878 and 1,235,061 shares of common stock outstanding at December 31, 2015, respectively. The terms and conditions of the options outstanding under these plans remain unchanged.
Total compensation cost for our stock plans recognized in the consolidated statement of operations for the years ended December 31, 2015, 2014 and 2013 was $5.8 million, $4.8 million and $1.2 million, respectively, of which $3.2 million, $2.8 million and $555,000 was included in research and development expenses and $2.6 million, $2.0 million and $605,000 was included in general and administrative expenses, respectively.
At December 31, 2015 and 2014, there was $5.4 million and $5.3 million of total unrecognized compensation cost, respectively, related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years and 2.0 years respectively.
At December 31, 2015, there was $1.2 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years.
The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the years ended December 31, 2015, 2014 and 2013 was $385,000, $585,000 and $714,000, respectively. As of December 31, 2015, 991,346 non-employee options remained outstanding.
The following table summarizes total stock options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$0.00-$3.00	1,269,241	6.5	$2.24	1,111,045	$2.3
$3.01-$6.00	1,525,015	2.4	$4.84	1,521,109	$4.8
$6.01-$9.00	2,080,183	7.4	$7.38	1,021,290	$7.1
$9.01-$12.00	180,464	5.5	$10.31	127,599	$10.3
$12.01-$15.00	807,461	7.3	$12.93	455,590	$12.9
	5,862,364	5.9	$6.46	4,236,633	$5.7

At December 31, 2015, the aggregate intrinsic value of options outstanding was $8.8 million, the aggregate intrinsic value of options exercisable was $8.1 million, and the weighted average remaining contractual term of options exercisable was 4.7 years.
At December 31, 2015, 1,511,930 stock options are expected to vest.
Stock option activity under our stock option plans was as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2014	4,840,514	$6.19
Granted	1,337,260	7.61
Exercised	(125,258)	4.40
Cancelled	(190,152)	9.82
Balance, December 31, 2015	5,862,364	$6.46

The weighted average exercise price was $10.89 for the 83,696 options which expired during the year ended December 31, 2015, $15.95 for the 70,517 options which expired during the year ended December 31, 2014 and $5.32 for the 124,003 options which expired during the year ended December 31, 2013.
The weighted average grant date fair value per share was $4.60, $9.19 and $1.76 for options granted during the years ended December 31, 2015, 2014 and 2013, respectively.
The weighted average grant date fair value was $7.76 per share for restricted stock units granted during the year ended December 31, 2015. There were no restricted stock units granted during the years ended December 31, 2014 or 2013.
The Company received $552,000, $1.4 million and $1.6 million in proceeds from the exercise of stock options during the years ended December 31, 2015, 2014 and 2013, respectively. The aggregate intrinsic value of options exercised was $456,000, $2.0 million and $2.5 million during the years ended December 31, 2015, 2014 and 2013, respectively.

11. Commitments
In March 2014, the Company entered into an office lease (the "Lease") for its corporate headquarters located at 600 W. Germantown Pike, Suite 100, in Plymouth Meeting, Pennsylvania, and occupied the space in June 2014. The initial term of the Lease is 11.5 years and the Company plans to use the facility for office purposes.
The base rent adjusts periodically throughout the 11.5 year term of the Lease, with monthly payments ranging from $0 to $58,000. In addition, the Company will pay the landlord for its share of operating expenses and a property management fee and have paid a security deposit of $49,000. In July 2015, the Company amended the lease to increase the total leased space. The commencement of the amended lease is estimated to be in the first quarter of 2016 and will increase monthly lease payments by approximately $16,000.
The Company has capitalized $933,000 of tenant improvements to the Plymouth Meeting headquarters which have been recorded as a leasehold improvement within fixed assets on the consolidated balance sheet, offset by a corresponding amount recorded in deferred rent.
In August 2015, the Company entered into a sublease for its previous facility and completely vacated the premises.
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
In June 2015, the Company amended the lease for its corporate office in San Diego, California to increase the total leased space and occupy the entire building. The amendment requires the lessor to complete and pay for certain improvements to the additional space before the commencement of the amended lease which occurred in January 2016. The amended lease will increase monthly lease payments by approximately $13,000.
The Company has capitalized $773,000 of tenant improvements during the year ended December 31, 2015 on the additional corporate office space in San Diego which have been recorded as a leasehold improvement within fixed assets on the consolidated balance sheet, offset by a corresponding amount recorded in deferred rent.
Rent expense was $1.3 million, $1.2 million and $444,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2015 are as follows:

2016	$1,578,000
2017	1,689,000
2018	1,661,000
2019	1,890,000
2020	1,932,000
Thereafter	9,731,000
Total	$18,481,000

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

12. Investments in Affiliated Entities
The Company’s investments in an affiliated entities represent the Company’s ownership interest in the Korean based companies GeneOne Life Sciences ("GeneOne") and Plumbline Life Sciences ("PLS"). The Company held a 10.2% ownership interest in GeneOne as of December 31, 2015 and 2014, and a 16.9% ownership interest in PLS as of December 31, 2015.
The Company's investment in GeneOne is measured at fair value on a recurring basis. The fair market value of the Company’s interest in GeneOne was determined using the closing price of GeneOne's shares of common stock as listed on the Korean Stock Exchange as of December 31, 2015 and 2014. The Company accounts for its investment in PLS as an available-for sale security by which the fair value was determined using the closing price of 395,758 common shares owned of PLS on December 31, 2015, listed on the Korea New Exchange (KONEX) Market. The Company elected the fair value option in conjunction with the investment in GeneOne at the inception of the investment therefore changes in the fair value of the investment are reflected as other income (expense) in the consolidated statements of operations.  The Company did not elect the fair value option for the investment in PLS at the inception of the investment, but rather recorded the investment under the equity method until its ownership interest dropped below 20% in June 2015 and accordingly began recording the investment under the cost method using the carryover basis from the equity method of zero. Once shares of PLS began trading on the KONEX, the Company classified the investment as available-for-sale and began recording the investment at fair value with changes in fair value reflected in other comprehensive income (loss).

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
The components of the provision for income taxes are presented in the following table:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	—	2,000	(1,000)
	—	2,000	(1,000)
Deferred:
Federal	(1,594,000)	18,000	15,000
State	(504,000)	9,000	17,000
	(2,098,000)	27,000	32,000
	$(2,098,000)	$29,000	$31,000

The reconciliation of income taxes attributable to continuing operations computed at the statutory tax rates to income tax expense (recovery), using a 35% statutory tax rate, is:

	Year Ended December 31,
	2015	2014	2013
Income (benefit) taxes at statutory rates	$(10,920,000)	$(12,639,000)	$(23,118,000)
State income tax, net of federal benefit	(2,640,000)	(2,362,000)	(1,651,000)
Change in valuation allowance	7,882,000	14,235,000	8,819,000
Research and development tax credits	(1,537,000)	(849,000)	(1,230,000)
Fair value warrant	(253,000)	(180,000)	16,129,000
Stock compensation	2,288,000	1,573,000	279,000
Uncertain tax positions	1,968,000	340,000	495,000
Expired NOL's and credits	339,000	728,000	338,000
Limited NOL's and credits	(297,000)	(749,000)	605,000
Change in state tax rate	676,000	(60,000)	(623,000)
Other	396,000	(8,000)	(12,000)
	$(2,098,000)	$29,000	$31,000

The income tax benefit recorded during the year ended December 31, 2015 of $2.1 million is principally due to a requirement under Accounting Standards Codification ("ASC") 740, Accounting for Income Taxes, that a Company must consider all sources of income in order to determine the tax benefit resulting from a loss from continuing operations.  As a result of the requirement under ASC 740-20-45-7, the pretax income which the Company generated from other comprehensive income was a source of income which resulted in the partial realization of the current year loss from continuing operations.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 are shown below:

	As of December 31,
	2015	2014
Deferred tax assets:
Capitalized research expense	$1,201,000	$2,059,000
Net operating loss carryforwards	71,848,000	64,354,000
Research and development and other tax credits	3,339,000	2,417,000
Deferred revenue	5,213,000	1,828,000
Deferred rent	2,171,000	1,878,000
Stock-based compensation	2,135,000	2,704,000
Other	3,457,000	3,251,000
	89,364,000	78,491,000
Valuation allowance	(83,245,000)	(75,363,000)
Total deferred tax assets	6,119,000	3,128,000
Deferred tax liabilities:
Acquired intangibles	(596,000)	(804,000)
Investment in affiliated entity	(4,399,000)	(1,315,000)
Fixed assets	(1,299,000)	(1,170,000)
Net deferred tax liabilities	$(175,000)	$(161,000)

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, an update to ASC 740, Income Taxes (“Update”). Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update.
For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Board also decided to permit earlier application by all entities as of the beginning of any interim or annual reporting period. The Board further provides that this Update may be applied to all deferred tax liabilities and assets retrospectively to all periods presented. The Company chose to adopt the Update in fiscal year ended December 31, 2015 and apply this Update on a prospective basis.

As of December 31, 2015, the Company had federal, California and Pennsylvania tax net operating loss carry forwards of approximately $177.4 million, $56.5 million and $141.3 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. The federal and Pennsylvania net operating loss carry forwards will begin to expire in 2018 and 2021, respectively, unless previously utilized. The California net operating loss carry forwards will expire as follows:

Amount (in millions)
2016	$1.1
2017	0.5
2028 and beyond	54.9
Total	$56.5

Of the $177.4 million and $197.8 million of federal and state NOL carryforwards at December 31, 2015, $1.9 million and $1.0 million, respectively, represents federal and California excess tax benefits related to equity compensation which will result in an increase in equity if and when such excess benefits are ultimately realized.

In addition, the Company had federal and state research tax credit carryforwards of approximately $4.4 million and $2.1 million, respectively. The federal tax credit carryforwards will begin to expire in 2018. The California research tax credits do not expire.
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
The Company is in the process of updating the Section 382/383 study for the Company and VGX, both of which experienced ownership changes under Section 382 as a result of the Merger on June 1, 2009. Based upon the preliminary results of the study, it is estimated that approximately $27.2 million of tax benefits related to NOL and tax credit carryforwards will expire unused. Accordingly, the related NOL and R&D credit carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Upon completion of the study, deferred tax assets relating to NOL and R&D credit carryforwards for the Company and VGX may need to be adjusted with a corresponding adjustment to the valuation allowance. Due to the existence of the valuation allowance, limitations created by current and future ownership changes, if any, related to our operations in the United States will not impact our effective tax rate. Any additional ownership changes, may further limit the ability to use the net operating losses and credits carryovers.
The following table summarizes the activity related to our unrecognized tax benefits:

	Year ended December 31,
	2015	2014	2013
Balance at beginning of the year	$2,759,000	$2,416,000	$1,896,000
Increases related to current year tax positions	615,000	331,000	305,000
Increases related to prior year tax positions	2,081,000	12,000	215,000
Balance at end of the year	$5,455,000	$2,759,000	$2,416,000

The amount of unrecognized tax benefit that, if recognized and realized would affect the effective tax rate is $4.3 million as of December 31, 2015. The Company has not recorded any interest and penalties on the unrecognized tax positions as the Company has continued to generate net operating losses after accounting for the unrecognized tax benefits. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
The Company and its subsidiaries are subject to United States federal income tax as well as income tax in multiple state jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2012; state and local income tax examinations before 2011; and foreign income tax examinations before 2012. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. The Company is not currently under Internal Revenue Service (“IRS”), state or local tax examination.

14. 401(k) Plan
In 1995, the Company adopted a 401(k) Profit Sharing Plan (the “Plan”) covering substantially all of its employees. The defined contribution plan allows the employees to contribute a percentage of their compensation each year. The Company currently matches 50% of its employees’ contributions, up to 6% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying consolidated statements of operations and totaled $328,000, $275,000 and $196,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

15. Related Party Transactions
GeneOne Life Sciences
In January 2016 the Company and GeneOne announced the initiation of a collaborative research program to test and advance the Company's DNA-based vaccine for preventing and treating Zika virus.
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
For the years ended December 31, 2015, 2014 and 2013, the Company recognized revenue from GeneOne of $450,000, $479,000 and $425,000, respectively, which consisted of licensing, collaborative research and development arrangements and other fees. Operating expenses related to GeneOne for the years ended December 31, 2015, 2014 and 2013 include $6.9 million, $4.2 million and $2.3 million, respectively, related primarily to biologics manufacturing. At December 31, 2015 and 2014 the Company had an accounts receivable balance of $4,000 and $2,000, respectively, and an accounts payable and accrued liability balance of $165,000 and $28,000, respectively, related to GeneOne and its subsidiaries. At December 31, 2015 and 2014, $373,000 and $260,000 of prepayments made to GeneOne were classified as long-term other assets on the consolidated balance sheet.
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
As of December 31, 2015 the Company accounts for its ownership interest in PLS under the accounting guidance for investments considered available-for-sale (Accounting Standards Codification (ASC) 320). The original carrying value of the Company's investment in PLS was $0. On July 28, 2015, PLS registered on the Korea New Exchange (KONEX) Market. The total carrying value of the Company's investment in PLS was $5.0 million as of December 31, 2015. The fair value is based on the market value of the 395,758 common shares owned, listed on the KONEX. The changes in carrying value of PLS are recorded in the consolidated statements of comprehensive loss as an unrealized gain on investment in affiliated entity.

16. Quarterly Financial Information (Unaudited)
The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2015 and 2014 (unaudited):

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Consolidated Statements of Operations:
Revenue:
Revenue under collaborative research and development arrangements	$1,820,643	$16,475,083	$4,335,236	$4,245,571
Revenue under collaborative research and development arrangements with affiliated entity	375,000	125,000	166,667	112,500
Grants and miscellaneous revenue	3,739,919	7,583,151	784,775	808,566
Total revenues	5,935,562	24,183,234	5,286,678	5,166,637
Operating Expenses:
Research and development	15,601,891	16,075,201	16,688,511	9,426,320
General and administrative	4,860,086	4,377,616	4,718,260	4,107,928
Gain on sale of assets	—	—	(1,000,000)	—
Total operating expenses	20,461,977	20,452,817	20,406,771	13,534,248
Income (Loss) from operations	(14,526,415)	3,730,417	(15,120,093)	(8,367,611)
Interest and other income, net	(194,519)	214,982	146,332	138,276
Change in fair value of common stock warrants	(290,316)	518,877	(49,773)	(1,227)
Gain (Loss) from investment in affiliated entity	(3,249,315)	(659,054)	8,861,145	(2,352,309)
Net income (loss) before income tax benefit	(18,260,565)	3,805,222	(6,162,389)	(10,582,871)
Income tax benefit	308,520	1,789,246	—	—
Net income (loss)	(17,952,045)	5,594,468	(6,162,389)	(10,582,871)
Net (income) loss attributable to non-controlling interest	—	—	(85,861)	1,092
Net income (loss) attributable to Inovio Pharmaceuticals, Inc.	$(17,952,045)	$5,594,468	$(6,248,250)	$(10,581,779)
Net income (loss) per common share attributable to Inovio Pharmaceuticals, Inc. stockholders
Basic	$(0.25)	$0.08	$(0.09)	$(0.17)
Diluted	$(0.25)	$0.07	$(0.09)	$(0.18)
Weighted average number of common shares outstanding used in per share calculations:
Basic	72,194,504	72,029,644	67,655,975	60,741,082
Diluted	72,194,504	73,961,237	67,838,738	60,913,423

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Consolidated Statements of Operations:
Revenue:
Revenue under collaborative research and development arrangements	$1,758,108	$1,114,952	$3,107,781	$1,435,727
Revenue under collaborative research and development arrangements with affiliated entity	112,500	112,500	137,500	116,964
Grants and miscellaneous revenue	586,500	612,901	556,381	804,952
Total revenues	2,457,108	1,840,353	3,801,662	2,357,643
Operating Expenses:
Research and development	9,244,473	7,017,805	9,607,281	8,225,480
General and administrative	4,224,429	3,153,714	4,347,327	4,132,218
Total operating expenses	13,468,902	10,171,519	13,954,608	12,357,698
Loss from operations	(11,011,794)	(8,331,166)	(10,152,946)	(10,000,055)
Interest and other income, net	113,212	97,174	68,999	52,076
Change in fair value of common stock warrants	143,659	(113,980)	824,390	(505,926)
Gain (Loss) from investment in affiliated entity	3,342,436	1,168,911	(1,458,160)	(376,963)
Net loss	(7,412,487)	(7,179,061)	(10,717,717)	(10,830,868)
Net loss attributable to non-controlling interest	1,083	1,486	6,443	9,408
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(7,411,404)	$(7,177,575)	$(10,711,274)	$(10,821,460)
Net loss per common share attributable to Inovio Pharmaceuticals, Inc. stockholders
Basic	$(0.12)	$(0.12)	$(0.18)	$(0.20)
Diluted	$(0.12)	$(0.12)	$(0.19)	$(0.20)
Weighted average number of common shares outstanding used in per share calculations:
Basic	60,610,367	60,392,911	60,232,498	55,159,002
Diluted	60,805,871	60,602,831	60,474,859	55,159,002

17. Subsequent Events
In January 2016 the Company received a $500,000 grant from the U.S. Army’s Small Business Innovation Research (SBIR) program to further advance the development of a device capable of simultaneously administering multiple vaccines via skin-surface, needle-free electroporation delivery.

On March 11, 2016 the Company signed a definitive agreement to acquire all of Bioject Medical Technologies Inc.’s assets including needle-free injection technology, products and intellectual property. The Company will pay Bioject $4.5 million in the Company's stock and $1.0 million in cash.