Form 10-Q
period 2016-03-31
INOVIO PHARMACEUTICALS, INC.
filed 2016-05-09
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO
COMMISSION FILE NO. 001-14888

 INOVIO PHARMACEUTICALS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	33-0969592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

660 W. GERMANTOWN PIKE, SUITE 110 PLYMOUTH MEETING, PA	19462
(Address of principal executive offices)	(Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (267) 440-4200
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

COMMON STOCK, $0.001 PAR VALUE	NASDAQ
(Title of Class)	(Name of Each Exchange on Which Registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 73,097,059 as of May 2, 2016.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2016

Part I. Financial Information

Item 1.    Financial Statements
INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,624,045	$57,632,693
Short-term investments	105,163,382	105,357,277
Accounts receivable	11,152,759	7,333,059
Prepaid expenses and other current assets	1,122,707	917,257
Prepaid expenses and other current assets from affiliated entity	1,538,563	610,652
Total current assets	160,601,456	171,850,938
Fixed assets, net	8,393,322	7,306,695
Investment in affiliated entity- GeneOne	22,422,255	14,941,277
Investment in affiliated entity - PLS	5,026,917	5,045,915
Intangible assets, net	3,696,318	3,905,860
Goodwill	10,113,371	10,113,371
Other assets	1,034,753	676,803
Total assets	$211,288,392	$213,840,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,102,303	$13,064,899
Accounts payable and accrued expenses due to affiliated entity	207,233	165,047
Accrued clinical trial expenses	4,150,796	2,600,483
Common stock warrants	1,707,387	1,301,138
Deferred revenue	14,538,426	13,449,768
Deferred revenue from affiliated entity	376,042	504,442
Deferred rent	316,617	380,629
Total current liabilities	33,398,804	31,466,406
Deferred revenue, net of current portion	434,695	103,074
Deferred revenue from affiliated entity, net of current portion	367,944	677,371
Deferred rent, net of current portion	5,693,594	5,485,313
Deferred tax liabilities	175,642	175,642
Total liabilities	40,070,679	37,907,806
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Common stock	72,268	72,218
Additional paid-in capital	537,131,310	534,004,564
Accumulated deficit	(369,140,716)	(361,097,896)
Accumulated other comprehensive income	2,909,023	2,708,339
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	170,971,885	175,687,225
Non-controlling interest	245,828	245,828
Total stockholders’ equity	171,217,713	175,933,053
Total liabilities and stockholders’ equity	$211,288,392	$213,840,859
See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Revenue under collaborative research and development arrangements	$1,796,857	$4,245,571
Revenue under collaborative research and development arrangements with affiliated entity	137,000	112,500
Grants and miscellaneous revenue	6,176,298	808,566
Total revenues	8,110,155	5,166,637
Operating expenses:
Research and development	18,189,160	9,426,320
General and administrative	5,371,613	4,107,928
Total operating expenses	23,560,773	13,534,248
Loss from operations	(15,450,618)	(8,367,611)
Other income (expense):
Interest and other income, net	333,070	138,276
Change in fair value of common stock warrants, net	(406,249)	(1,227)
Gain (loss) on investment in affiliated entity	7,480,977	(2,352,309)
Net loss	(8,042,820)	(10,582,871)
Net loss attributable to non-controlling interest	—	1,092
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(8,042,820)	$(10,581,779)
Net loss per common share attributable to Inovio Pharmaceuticals, Inc. stockholders:
Basic	$(0.11)	$(0.17)
Diluted	$(0.11)	$(0.18)
Weighted average number of common shares outstanding used in per share calculations:
Basic	72,230,411	60,741,082
Diluted	72,230,411	60,913,423

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(8,042,820)	$(10,582,871)
Other comprehensive income (loss):
Unrealized loss on investment in affiliated entity, net of tax	(18,997)	—
Unrealized gain on short-term investments, net of tax	219,681	59,868
Comprehensive loss	(7,842,136)	(10,523,003)
Comprehensive loss attributable to non-controlling interest	—	1,092
Comprehensive loss attributable to Inovio Pharmaceuticals, Inc.	$(7,842,136)	$(10,521,911)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(8,042,820)	$(10,582,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	387,867	213,994
Amortization of intangible assets	209,542	223,485
Change in value of common stock warrants	409,369	1,227
Stock-based compensation	3,057,312	2,411,455
Amortization of premiums on investments	66,057	71,119
Deferred rent	9,769	124,106
Loss on disposal of fixed assets	—	(2,252)
Loss on short-term investments	4,532	1,183
(Gain) Loss on investment in affiliated entity	(7,480,977)	2,352,309
Changes in operating assets and liabilities:
Accounts receivable	(3,819,700)	(495,377)
Prepaid expenses and other current assets	(205,450)	140,309
Prepaid expenses and other current assets from affiliated entity	(927,911)	(635,090)
Other assets	(361,070)	(190,652)
Accounts payable and accrued expenses	(1,621,449)	(1,986,726)
Accrued clinical trial expenses	1,550,313	(740,547)
Accounts payable and accrued expenses due to affiliated entity	42,186	(23,407)
Deferred revenue	1,420,279	(2,838,136)
Deferred revenue from affiliated entity	(437,827)	(112,499)
Net cash used in operating activities	(15,739,978)	(12,068,370)
Cash flows from investing activities:
Purchases of investments	(12,162,941)	(4,989,030)
Maturities of investments	12,505,928	3,186,000
Purchases of capital assets	(681,141)	(526,859)
Net cash used in investing activities	(338,154)	(2,329,889)
Cash flows from financing activities:
Proceeds from stock option and warrant exercises	69,484	—
Net cash provided by financing activities	69,484	—
Decrease in cash and cash equivalents	(16,008,648)	(14,398,259)
Cash and cash equivalents, beginning of period	57,632,693	40,543,982
Cash and cash equivalents, end of period	$41,624,045	$26,145,723

Supplemental disclosure of non-cash activities
Amounts accrued for purchases of property and equipment	$658,853	$48,630
Lease incentive recorded as fixed assets and deferred rent	$134,500	$—
See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Operations
Inovio Pharmaceuticals, Inc. (the “Company” or “Inovio”), a clinical stage biopharmaceutical company, develops active DNA immunotherapies and vaccines in combination with proprietary electroporation delivery devices to prevent and treat cancers and infectious diseases.  Inovio’s synthetic products are based on the Company’s SynCon® design.  The Company has completed, current or planned clinical programs of its proprietary SynCon® products for HPV-caused pre-cancers and cancers, influenza, prostate cancer, breast/lung/pancreatic cancer, hepatitis C virus (HCV), hepatitis B virus (HBV), HIV, and Ebola.  The Company's partners and collaborators include MedImmune, LLC, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”), The Wistar Institute, University of Pennsylvania, GeneOne Life Science Inc., Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, National Institute of Allergy and Infectious Diseases (“NIAID”), United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”),  and Defense Advanced Research Projects Agency (“DARPA”). Inovio is incorporated in Delaware.

2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of March 31, 2016, condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, condensed consolidated statements of comprehensive loss for the three months ended March 31, 2016 and 2015 and the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2016 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, included in the Company's Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2016. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events after the balance sheet date of March 31, 2016 through the date it filed these unaudited condensed consolidated financial statements with the SEC.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Critical Accounting Policies
Revenue Recognition.
The Company recognizes revenues when all four of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.
Grant revenue
The Company receives non-refundable grants under available government programs. Government grants towards current expenditures are recorded as revenue when there is reasonable assurance that the Company has complied with all conditions necessary to receive the grants, collectability is reasonably assured, and as the expenditures are incurred.
License fee and milestone revenue
The Company has adopted a strategy of co-developing or licensing its gene delivery technology for specific genes or specific medical indications. Accordingly, the Company has entered into collaborative research and development agreements and has received funding for pre-clinical research and clinical trials. Agreements that contain multiple elements are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting in accordance with the Financial Accounting Standards Board's (“FASB”) Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. The delivered item(s) were considered a separate unit of accounting if all of the following criteria were met: (1) the delivered item(s) has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item(s); and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If these criteria were not met, the deliverable was combined with other deliverables in the arrangement and accounted for as a combined unit of accounting.
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
The Company applies ASU No. 2010-17, Revenue Recognition (Topic 605): Milestone Method of Revenue Recognition (“Milestone Method”). Under the Milestone Method, the Company will recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following criteria:

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
Research and Development Expenses. Since the Company's inception, most of its activities have consisted of research and development efforts related to developing electroporation technologies and DNA vaccines. Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Research and development expenses are charged to operations as they are incurred. These expenses result from the Company's independent research and development efforts as well as efforts associated with collaborations and licensing arrangements. The Company reviews and accrues clinical trials expense based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies and other events. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development expense; however a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to the Company's results of operations.
4. Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. In conjunction with the acquisition in June 2009 of VGX Pharmaceuticals (the “Merger”), the Company acquired a majority interest in VGX Animal Health and certain shares in GeneOne Life Sciences (“GeneOne”) (a publicly-

traded company in South Korea). The Company consolidates Genetronics, Inc. (a wholly-owned subsidiary of Inovio Pharmaceuticals, Inc.), VGX Pharmaceuticals and its subsidiary VGX Animal Health and records a non-controlling interest for the 15% of VGX Animal Health it does not own as of March 31, 2016 and December 31, 2015. The Company's investment in GeneOne, which is recorded as investment in affiliated entity within the condensed consolidated balance sheets is accounted for at fair value on a recurring basis, with changes in fair value recorded on the condensed consolidated statements of operations within gain (loss) on investment in affiliated entity. All intercompany accounts and transactions have been eliminated upon consolidation.
Variable Interest Entities
The FASB issued authoritative guidance that requires companies to perform a qualitative analysis to determine whether a variable interest in another entity represents a controlling financial interest in a variable interest entity. A controlling financial interest in a variable interest entity is characterized by having both the power to direct the most significant activities of the entity and the obligation to absorb losses or the right to receive benefits of the entity. This guidance requires on-going reassessments of variable interests based on changes in facts and circumstances. The Company determined that none of the entities with which the Company currently conducts business and collaborations are variable interest entities except VGXI (a wholly-owned subsidiary of GeneOne). The Company determined that they are not the primary beneficiary as they do not have voting control or other forms of control over the operations and decision making and therefore are not required to consolidate VGXI. The Company continues to assess its variable interests and has determined that no significant changes have occurred as of March 31, 2016.
5. Impact of Recently Issued Accounting Standards
The recent pronouncements below may have a significant effect on the Company's financial statements. Recent pronouncements that are not anticipated to have an impact on or are unrelated to the Company's financial condition, results of operations, or related disclosures are not discussed.
Accounting Standards Update (“ASU”), No. 2016-09- In March 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-09, Compensation-Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard are effective for the Company's annual year and first fiscal quarter beginning on January 1, 2017 with early adoption permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.
ASU, No. 2016-02- In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU will be effective for the Company beginning January 1, 2019 with early adoption permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.
ASU, No. 2014-15- In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements Going Concern, which intends to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosure. ASU 2014-15 defines the term substantial doubt and requires an assessment for a period of one year after the date of the issuance of the financial statements. It requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The guidance becomes effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements and related disclosures.
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

6. Investments
Investments consist of mutual funds, United States corporate debt securities, municipal bonds and an equity investment in the Company's affiliated entity PLS at March 31, 2016 and December 31, 2015. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses are included in non-operating other income (expense) on the condensed consolidated statement of operations and are derived using the specific identification method for determining the cost of the securities sold.  During the three months ended March 31, 2016 and 2015, a minimal amount of net realized loss on investments was recorded. The Company assessed each of its investments on an individual basis to determine if any decline in fair value was other-than-temporary. Interest and dividends on investments classified as available-for-sale are included in interest and other income, net, in the condensed consolidated statements of operations. As of March 31, 2016, the Company had 43 available-for-sale securities in a gross unrealized loss position of which 9 were in such position for longer than 12 months.
The following is a summary of available-for-sale securities as of March 31, 2016 and December 31, 2015:

		As of March 31, 2016
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$78,572,862	$113,561	$(117,133)	$78,569,290
US corporate debt securities	Less than 2	26,509,854	11,272	(27,766)	26,493,360
Municipal bonds	Less than 1	100,793	—	(61)	100,732
Investment in affiliated entity (PLS)	---	—	5,026,917	—	5,026,917
Total investments		$105,183,509	$5,151,750	$(144,960)	$110,190,299

		As of December 31, 2015
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$78,571,294	$435	$(185,737)	$78,385,992
US corporate debt securities	Less than 2	26,923,855	—	(54,452)	26,869,403
Municipal bonds	Less than 1	101,936	—	(54)	101,882
Investment in affiliated entity (PLS)	---	—	5,045,915	—	5,045,915
Total investments		$105,597,085	$5,046,350	$(240,243)	$110,403,192

7. Marketable Securities and Fair Value Measurements
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the three months ended March 31, 2016 or 2015.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, and are determined using the following inputs as of March 31, 2016:

	Fair Value Measurements at
	March 31, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$36,207,995	$36,207,995	$—	$—
Mutual funds	78,569,290	—	78,569,290	—
US corporate debt securities	26,493,360	—	26,493,360	—
Municipal bonds	100,732	—	100,732	—
Investments in affiliated entities	27,449,172	27,449,172	—	—
Common stock warrants	2,850	—	—	2,850
Total Assets	$168,823,399	$63,657,167	$105,163,382	$2,850
Liabilities:
Common stock warrants	$1,707,387	$—	$—	1,707,387
Total Liabilities	$1,707,387	$—	$—	$1,707,387

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, and are determined using the following inputs as of December 31, 2015:

	Fair Value Measurements at
	December 31, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$54,474,609	$54,474,609	$—	$—
Mutual funds	78,385,992	—	78,385,992	—
US corporate debt securities	26,869,403	—	26,869,403	—
Municipal bonds	101,882	—	101,882	—
Investment in affiliated entities	19,987,192	19,987,192	—	—
Common stock warrants	5,970	—	—	5,970
Total Assets	$179,825,048	$74,461,801	$105,357,277	$5,970
Liabilities:
Common stock warrants	$1,301,138	$—	$—	$1,301,138
Total Liabilities	$1,301,138	$—	$—	$1,301,138

Level 1 assets include money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investments in GeneOne and PLS. The Company accounts for its investment in GeneOne at fair value on a recurring basis by which the fair value is based on the market value of 1,644,155 common shares on March 31, 2016 and December 31, 2015, listed on the Korean Stock Exchange. The Company accounts for its investment in PLS as an available-for sale security by which the fair value is based on the market value of 395,758 common shares on March 31, 2016, listed on the Korea New Exchange (KONEX) Market. The Company elected the fair value option in conjunction with the investment in GeneOne at the inception of the investment therefore changes in the fair value of the investment are reflected as other income (expense) in the condensed consolidated statements of operations.  The Company did not elect the fair value option for the investment in PLS at the inception of the investment, but rather recorded the investment under the equity method until its ownership interest dropped below 20% in June 2015 and accordingly began recording the investment under the cost method using the carryover basis from the equity method of zero. Once shares of PLS began trading on the KONEX, the Company classified the investment as available-for-sale and began recording the investment at fair value with changes in fair value reflected in other comprehensive income (loss).

Level 2 assets at March 31, 2016 include US corporate debt securities, mutual funds and municipal bonds held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing their assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
Level 3 assets at March 31, 2016 include two warrants received by the Company to purchase shares of common stock of OncoSec Medical Incorporated (“OncoSec”), in connection with the first and second amendments to the Asset Purchase Agreement between the Company and OncoSec signed in September 2011 and March 2012, respectively. The first warrant to purchase 50,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $24.00 per share. The second warrant to purchase 150,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $20.00 per share.
As of March 31, 2016 the Company has a long-term asset of $3,000 associated with the warrants received to purchase common stock of OncoSec. The Company reassesses the fair value of the warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of OncoSec stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on publicly available historical data and knowledge of OncoSec. The Company reassesses the fair value of the warrants at each reporting date. The assumptions used to estimate the fair values of the OncoSec common stock warrants at March 31, 2016 are presented below:

Risk-free interest rate	0.39-0.59%
Expected volatility	88%
Expected life in years	0.5-1.0
Dividend yield	—

As a result of these calculations, the Company recorded a decrease in fair value of the two warrants of $(3,000) and $(291,000) for the three months ended March 31, 2016 and 2015, respectively. The change in fair value is reflected in the Company's condensed consolidated statements of operations as a component of change in fair value of common stock warrants.
The following table presents a summary of changes in fair value of the Company’s total Level 3 financial assets for the three months ended March 31, 2016:

Balance at January 1, 2016	$5,970
Decrease in fair value included in change in fair value of common stock warrants	(3,120)
Balance at March 31, 2016	$2,850

Level 3 liabilities held as of March 31, 2016 consist of common stock warrant liabilities associated with warrants to purchase the Company's common stock issued in March 2013. If unexercised, the warrants will expire in September 2018. During the three months ended March 31, 2016 and 2015, no warrants were exercised.
As of March 31, 2016 the Company has a $1.7 million common stock warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. The assumptions used to estimate the fair value of common stock warrants at March 31, 2016 are presented below:

Risk-free interest rate	0.8%
Expected volatility	66%
Expected life in years	2.5
Dividend yield	—

Changes in these assumptions as well as in the Company's stock price on the valuation date can have a significant impact on the fair value of the common stock warrant liability. As a result of these calculations, the Company recorded an increase (decrease) in fair value of $406,000 and $(290,000) for the three months ended March 31, 2016 and 2015, respectively. The change in fair value is reflected in the Company's condensed consolidated statements of operations as a component of change in fair value of common stock warrants. During the three months ended March 31, 2016 and 2015, no warrants were exercised.
The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the three months ended March 31, 2016:

Balance at January 1, 2016	1,301,138
Increase in fair value included in change in fair value of common stock warrants	406,249
Balance at March 31, 2016	$1,707,387

8. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		March 31, 2016			December 31, 2015
	Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill(a)		$10,113,371	$—	$10,113,371	$10,113,371	$—	$10,113,371
Amortizing:
Patents	8 – 17	5,802,528	(5,547,536)	254,992	5,802,528	(5,516,122)	286,406
Licenses	8 – 17	1,323,761	(1,140,300)	183,461	1,323,761	(1,133,113)	190,648
CELLECTRA®(b)	5 – 11	8,106,270	(6,504,717)	1,601,553	8,106,270	(6,397,947)	1,708,323
GHRH(b)	11	335,314	(216,502)	118,812	335,314	(208,581)	126,733
Other(c)	18	4,050,000	(2,512,500)	1,537,500	4,050,000	(2,456,250)	1,593,750
Total intangible assets		19,617,873	(15,921,555)	3,696,318	19,617,873	(15,712,013)	3,905,860
Total goodwill and intangible assets		$29,731,244	$(15,921,555)	$13,809,689	$29,731,244	$(15,712,013)	$14,019,231

(a)	Goodwill was recorded from the Inovio AS acquisition in January 2005 and from the acquisition of VGX in June 2009 for $3.9 million and $6.2 million, respectively.

(b)	CELLECTRA® and GHRH are developed technologies which were recorded from the acquisition of VGX.

(c)	Other intangible assets represent the fair value of acquired intellectual property from the Inovio AS acquisition.
Aggregate amortization expense on intangible assets for the three months ended March 31, 2016 and 2015 was $210,000 and $223,000, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $606,000 for the remainder of fiscal year 2016, $775,000 for 2017, $773,000 for 2018, $773,000 for 2019, $254,000 for 2020 and $516,000 for 2021 and the years thereafter.

9. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of March 31, 2016 and December 31, 2015:

			Outstanding as of
	Authorized	Issued	March 31, 2016	December 31, 2015
Common Stock, par $0.001	600,000,000	72,268,183	72,268,183	72,217,965
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	23	23
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	—	—
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

Warrants
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
The following table summarizes the warrants outstanding as of March 31, 2016 and December 31, 2015:

			As of March 31, 2016		As of December 31, 2015
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants	Common Stock Warrant Liability	Number of Warrants	Common Stock Warrant Liability
March 2013 financing	$3.17	September 12, 2018	284,091	$1,707,387	284,091	$1,301,138
Warrants assumed in June 2009 Merger	$4.08-$5.08	April 28, 2016	276,813	—	276,813	—
Total			560,904	$1,707,387	560,904	$1,301,138
Stock Options
The Company has one active stock-based incentive plan, the Amended and Restated 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees. The Incentive Plan was adopted on March 31, 2007, approved by the stockholders on May 4, 2007, approved by the stockholders as amended on May 2, 2008, and approved by the stockholders as amended and restated on August 25, 2009, May 14, 2010, May 22, 2014 and May 8, 2015. On May 14, 2010 the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 500,000 and to provide that the aggregate number of shares available for grant under the Incentive Plan will be increased on January 1 of each year beginning in 2011 by a number of shares equal to the lesser of 513,833 or such lesser number of shares as may be determined by the Board. On May 22, 2014 and May 8, 2015, the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 1,250,000 and 2,000,000, respectively. At March 31, 2016, there were 7,770,497 shares of common stock reserved for issuance upon exercise of incentive awards granted and to be granted at future dates under the Incentive Plan. At

March 31, 2016, the Company had 633,988 shares of common stock available for future grant under the Incentive Plan, 732,668 shares of unvested restricted stock units and options to purchase 5,821,784 shares of common stock outstanding under the Incentive Plan. The awards granted and available for future grant under the Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The Incentive Plan terminates by its terms on March 31, 2017.
The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the Amended 2000 Stock Option Plan and the VGX Equity Compensation Plan, under which the Company had options to purchase 106,877 and 1,206,963 shares of common stock outstanding at March 31, 2016, respectively. The terms and conditions of the options outstanding under these plans remain unchanged.

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
The following tables reconcile the components of the numerator and denominator included in the calculations of diluted loss per share:

	Three Months Ended March 31,
	2016	2015
Numerator
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(8,042,820)	$(10,581,779)
Reflect adjustment for decrease in fair value of warrant liability	—	(289,773)
Numerator for use in diluted loss per share	$(8,042,820)	$(10,871,552)

Denominator
Weighted average number of common shares outstanding	72,230,411	60,741,082
Effect of dilutive potential common shares	—	172,341
Denominator for use in diluted loss per share	72,230,411	60,913,423

Net loss per share, diluted	$(0.11)	$(0.18)

The following table summarizes potential common shares that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect for the three months ended March 31, 2016 and 2015:

Common Stock Equivalents	2016	2015
Options to purchase common stock	7,135,624	5,930,767
Warrants to purchase common stock	560,904	727,969
Restricted stock units	732,668	130,000
Convertible preferred stock	8,456	8,456
Total	8,437,652	6,797,192

11. Stock-Based Compensation
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
The weighted average assumptions used in the Black-Scholes model for employees and directors are presented below:

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	0.91%	0.99%
Expected volatility	76%	74%
Expected life in years	5.0	5.0
Dividend yield	—	—
Forfeiture rate	7%	8%

Total employee and director compensation cost for the Company's stock plan recognized in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 was $3.0 million and $2.2 million, respectively, of which $1.7 million and $1.4 million were included in research and development expenses and $1.3 million and $888,000 were included in general and administrative expenses, respectively.
At March 31, 2016, there was $8.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.4 years.
The weighted average grant date fair value per share was $4.29 and $4.57 for employee and director stock options granted during the three months ended March 31, 2016 and 2015, respectively.
At March 31, 2016, there was $4.8 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.7 years.
The weighted average grant date fair value was $7.02 and $7.56 per share for employee restricted stock units granted during the three months ended March 31, 2016 and 2015, respectively.
The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three months ended March 31, 2016 and 2015 was $197,000 and $168,000, respectively.

12. Related Party Transactions
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
For the three months ended March 31, 2016 and 2015, the Company recognized revenue from GeneOne of $113,000 and $113,000, respectively, which consisted of licensing and other fees. Operating expenses related to GeneOne for the three months ended March 31, 2016 and 2015 include $212,000 and $105,000, respectively, related to biologics manufacturing. At March 31, 2016 and December 31, 2015, the Company had an accounts receivable balance of $7,000 and $4,000, respectively, and an accounts payable and accrued liability balance of $207,000 and $165,000, respectively, related to GeneOne and its subsidiaries. At March 31, 2016 and December 31, 2015, $396,000 and $373,000 of prepayments made to GeneOne were classified as long-term other assets on the condensed consolidated balance sheet, respectively.
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
On March 24, 2012, the Company signed a second amended agreement with OncoSec further extending the term of the payments owed to the Company in exchange for a warrant to purchase 150,000 shares of common stock of OncoSec. The warrant received was a five-year warrant with an exercise price of $20.00 per share. (See Note 7 for further discussion.)
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
As of March 31, 2016 the Company accounts for its ownership interest in PLS under the accounting guidance for investments considered available-for-sale (Accounting Standards Codification (ASC) 320). The original carrying value of the Company's investment in PLS was $0. On July 28, 2015, PLS registered on the Korea New Exchange (KONEX) Market. The total carrying value of the Company's investment in PLS was $5.0 million as of March 31, 2016. The fair value is based on the market value of the 395,758 common shares owned, listed on the KONEX. The changes in carrying value of PLS are recorded in the condensed consolidated statements of comprehensive income (loss) as an unrealized gain (loss) on investment in affiliated entity. At March 31, 2016 and December 31, 2015, the Company had an accounts receivable balance of $42,000 and 29,000 from PLS, respectively.

The Wistar Institute
The Company's director, Dr. David B Weiner, is the Executive Vice President and Director of the Vaccine Center of The Wistar Institute ("Wistar").
On March 16, 2016, the Company entered into collaborative research agreements with Wistar for preventive and therapeutic DNA-based immunotherapy applications and products for cancers and infectious diseases developed by Dr. Weiner and his Wistar laboratory. The Company will reimburse Wistar for all direct and indirect costs incurred in the conduct of the collaborative research not to exceed $3.1 million during the five year term of the agreement. The Company will have the exclusive right to in-license new intellectual property developed in this collaboration.

13. Commitments and Contingencies
In March 2014, the Company entered into an office lease (the "Lease") with a publicly owned real estate investment trust, located in Plymouth Meeting, Pennsylvania. The Company occupied the new space in June 2014. The initial term of the Lease is 11.5 years and the Company plans to use the facility for office purposes.
The base rent adjusts periodically throughout the 11.5 year term of the Lease, with monthly payments ranging from $0 to $58,000. In addition, the Company will pay the landlord its share of operating expenses and a property management fee and has paid a security deposit of $49,000. In July 2015, the Company amended the lease to increase the total leased space. The commencement of the amended lease was in the first quarter of 2016 and increased monthly lease payments by approximately $16,000. The Company has capitalized $1.1 million of tenant improvements to the Plymouth Meeting headquarters within fixed assets on the condensed consolidated balance sheet, offset by a corresponding amount recorded in deferred rent.
In June 2015, the Company amended the lease for its corporate office in San Diego, California to increase the total leased space and occupy the entire building. The commencement of the amended lease was in January 2016 and increased monthly lease payments by approximately $13,000. The Company has capitalized $773,000 of tenant improvements within fixed assets on the condensed consolidated balance sheet related to this additional space, and has recorded a corresponding increase to deferred rent.
The Company's future minimum lease payments under all non-cancelable operating leases as of March 31, 2016 are as follows:

Remainder of 2016	$1,217,000
2017	1,689,000
2018	1,661,000
2019	1,890,000
2020	1,932,000
Thereafter	9,731,000
Total	$18,120,000

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

14. Collaborative Agreements
MedImmune
On August 7, 2015, the Company entered into a license and collaboration agreement with MedImmune, the global biologics research and development arm of AstraZeneca. Under the agreement, MedImmune acquired exclusive rights to the Company's INO-3112 immunotherapy, which targets cancers caused by human papillomavirus (HPV) types 16 and 18. MedImmune made an upfront payment of $27.5 million to the Company in September 2015 and has agreed to make additional future development, regulatory and commercial event-based payments totaling up to $700 million. MedImmune will fund all development costs associated with INO-3112 immunotherapy. The Company is entitled to receive up to mid-single to double-digit tiered royalties on INO-3112 product sales. Within the broader collaboration, the Company and MedImunne will attempt to develop up to two additional DNA-based cancer vaccine products not included in the Company's current product pipeline, which MedImmune will have the exclusive rights to develop and commercialize. The Company expects that it will receive potential development, regulatory and commercialization event-based payments and will be eligible to receive royalties on worldwide net sales for these additional cancer vaccine products. The Company has assessed event-based payments under the authoritative guidance for research and development milestones and determined that none of the event-based payments represent a milestone under the milestone method of accounting.
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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is considered fixed and determinable and is not contingent upon the delivery of additional items or meeting other specified performance conditions. Based on the results of the Company's analysis, the $27.5 million up-front payment was allocated as follows: $15.0 million to the product license to INO-3112 and $12.5 million for the license to the research collaboration products and related research and developments services. The amount allocated to the license for INO-3112 was recognized as revenue under collaborative research and development arrangements during the year ended December 31, 2015 as this was determined to be earned upon the granting of the license and delivery of the related knowledge and data. The remaining amount related to the research collaboration products and related research and development services is classified as short-term deferred revenue as of March 31, 2016. The Company believes that no substantive value related to the research collaboration products license and research services has been transferred to MedImmune prior to their selection of the first research collaboration product since there is no economic benefit from the research unless such product candidate is selected. Furthermore, if MedImmune decides to not proceed with the selection of the product candidate, the research collaboration product license would be terminated. Therefore, the Company believes the license for the research collaboration products is not delivered until the research services are completed and the selection of the product candidate is made by MedImmune (i.e. exercise of an option). The Company has classified the amount allocated to this deliverable as short-term deferred revenue as it is expected that MedImmune will select a product candidate within the next 12 months. The Company will recognize revenues associated with the product development services for INO-3112 as revenues under collaborative arrangements as the related services are performed and according to the relative selling price method of the allocable arrangement consideration. During the three months ended March 31, 2016, the Company recognized revenues of $390,000 from MedImmune. As of March 31, 2016, the Company has a deferred revenue and accounts receivable balance of $13.1 million and $829,000, respectively, related to the Agreement.
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
Under the terms of the agreement, Roche made an upfront payment of $10.0 million and agreed to make additional development, regulatory and commercial event-based payments. These potential future event-based payments have been reduced significantly due to the partial termination of the Agreement. The Company has assessed event-based payments under the authoritative guidance for research and development milestones and determined that $3.0 million related to INO-1800 represents a milestone under the milestone method of accounting.
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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is considered fixed and determinable and is not contingent upon the delivery of additional items or meeting other specified performance conditions. Based on the results of the Company's analysis, the $10.0 million up-front payment was allocated as follows: $5.0 million and $3.4 million to the license to INO-5150 and INO-1800, respectively, $1.5 million to the option right and $155,000 to the joint steering committee obligation. The amounts allocated to the licenses for INO-5150 and INO-1800 were recognized as revenue under collaborative research and development arrangements during the year ended December 31, 2013 as these were determined to be earned upon the granting of the license and delivery of the related knowledge and data. Due to the Company's continuing involvement obligations, the remaining amounts were classified as deferred revenue as of December 31, 2013. The Company will recognize revenues associated with research and development services and manufacturing and drug supply as revenues under collaborative arrangements as the related services are performed and according to the relative selling price method of the allocable arrangement consideration. During the three months ended March 31, 2016 and 2015, the Company recognized revenues of $1.4 million and $4.2 million from Roche, respectively. Of the revenue recognized during the three month period ended March 31, 2015, $3.0 million related to previously deferred revenue, which was recognized based on the partial termination of the Agreement in February 2015. As of March 31, 2016, the Company has a deferred revenue and accounts receivable balance of $23,000 and $2.4 million, respectively, related to the Agreement.
DARPA- Ebola
In April 2015, the Company received a grant from the Defense Advanced Research Projects Agency ("DARPA") to lead a collaborative team to develop multiple treatment and prevention approaches against Ebola. The Inovio-led consortium is taking a multi-faceted approach to develop products to prevent and treat Ebola infection. The award covers pre-clinical development costs as well as Good Manufacturing Practice ("GMP") manufacturing costs and the phase I clinical study costs. The funding period is over two years and covers a base award of $19.6 million and an option award of $24.6 million, which was exercised in September 2015. The development proposal includes a second option of $11.1 million to support additional product supply and clinical development activities. The options are contingent upon the successful completion of certain pre-clinical development milestones. During the three months ended March 31, 2016, the Company recognized revenues of $4.6 million from DARPA related to the grant. As of March 31, 2016, the Company has a deferred revenue and accounts receivable balance of $290,000 and $6.3 million, respectively, related to the DARPA grant.

15. Subsequent Events

On April 29, 2016 the Company acquired all of Bioject Medical Technologies Inc.’s ("Bioject") assets including needle-free injection technology, products and intellectual property, which it first announced in a definitive agreement on March 14, 2016. The Company paid Bioject $4.3 million in the Company's stock and $1.2 million in cash.

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
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors that affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the Caption “Risk Factors” and under the captions “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” and in our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: our history of losses; our lack of products that have received regulatory approval; uncertainties inherent in clinical trials and product development programs, including but not limited to the fact that pre-clinical and clinical results may not be indicative of results achievable in other trials or for other indications, that the studies or trials may not be successful or achieve desired results, that pre-clinical studies and clinical trials may not commence, have sufficient enrollment or be completed in the time periods anticipated, that results from one study may not necessarily be reflected or supported by the results of other similar studies, that results from an animal study may not be indicative of results achievable in human studies, that clinical testing is expensive and can take many years to complete, that the outcome of any clinical trial is uncertain and failure can occur at any time during the clinical trial process, and that our electroporation technology and DNA vaccines may fail to show the desired safety and efficacy traits in clinical trials; the availability of funding; the ability to manufacture vaccine candidates; the availability or potential availability of alternative therapies or treatments for the conditions targeted by us or our collaborators, including alternatives that may be more efficacious or cost-effective than any therapy or treatment that we and our collaborators hope to develop; our ability to receive development, regulatory and commercialization event-based payments under our collaborative agreements; whether our proprietary rights are enforceable or defensible or infringe or allegedly infringe on rights of others or can withstand claims of invalidity; and the impact of government healthcare proposals.

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

Our corporate strategy is to advance and protect a differentiated immunotherapy platform and use its unique capabilities to design and develop an array of cancer and infectious disease products. We aim to advance products through to commercialization. We continue to leverage third party resources through collaborations and partnerships including product license agreements. Our partners and collaborators include MedImmune, LLC, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”), The Wistar Institute, University of Pennsylvania, GeneOne Life Science Inc., Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, National Institute of Allergy and Infectious Diseases (“NIAID”), United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”),  and Defense Advanced Research Projects Agency (“DARPA”).
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
Recent Developments
On April 29, 2016 we acquired all of Bioject Medical Technologies Inc.’s ("Bioject") assets including needle-free injection technology, products and intellectual property, which we first announced in a definitive agreement on March 14, 2016. We paid Bioject $4.3 million in the Company's stock and $1.2 million in cash upon closing.
As of March 31, 2016 we had an accumulated deficit of $369.1 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Critical Accounting Policies
There have been no significant changes to our critical accounting policies since December 31, 2015. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to our Consolidated Financial Statements contained in our Annual Report.

Adoption of Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 5 to the Condensed Consolidated Financial Statements, included elsewhere in this report.

Results of Operations
Revenue. We had total revenue of $8.1 million and $5.2 million for the three months ended March 31, 2016 and 2015, respectively. Revenue primarily consists of revenue under collaborative research and development arrangements, grants and government contracts.
Revenue under collaborative research and development arrangements, including arrangements with affiliated entities, was $1.9 million and $4.4 million for the three months ended March 31, 2016 and 2015, respectively. The decrease for the three-month period year over year was primarily due to revenue recognized from the Roche Agreement during the three months ended March 31, 2015, related to the partial termination of the Agreement. This was offset by an increase in revenue recognized from our Agreement with MedImmune entered into in August 2015 (see Note 13).
During the three months ended March 31, 2016 and 2015, we recorded grant and miscellaneous revenue of $6.2 million and $809,000, respectively.  The increase for the three-month period year over year was primarily due to an increase in revenue recognized from our DARPA Ebola grant and subcontract with the University of Pennsylvania for the treatment of infectious diseases of $4.5 million and $960,000, respectively
Research and development expenses. Research and development expenses for the three months ended March 31, 2016 and 2015, were $18.2 million and $9.4 million, respectively. The increase for the three-month period year over year was primarily due to an increase in expenses related to our DARPA Ebola grant, an increase in clinical study costs and increased employee headcount to support clinical trials and partnerships of $3.0 million, $2.2 million, and $1.7 million, respectively, among other variances.

General and administrative expenses. General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, for the three months ended March 31, 2016 and 2105, were $5.4 million and $4.1 million, respectively. The increase for the three-month period year over year was primarily due to an increase in non-cash stock based compensation, corporate and patent legal fees, employee headcount and contract labor of $396,000, $222,000, $201,000 and $136,000, respectively, among other variances.
Stock-based compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee's requisite service period. Total employee compensation cost for our stock plans for the three months ended March 31, 2016 and 2015 was $3.0 million and $2.2 million, respectively. From these amounts, $1,718,000 and $1.4 million were included in research and development expenses and $1,256,000 and $888,000 were included in general and administrative expenses, respectively. The increase for the three-month period year over year was primarily due to an increase in the number of employee stock options and restricted stock units granted.
Change in fair value of common stock warrants. The net change in fair value of common stock warrants for the three months ended March 31, 2016 and 2015 was $(406,000) and $(1,000), respectively. The variance is primarily due to the revaluation of the registered common stock warrants issued by us in March 2013. We revalue these warrants at each balance sheet date to fair value. If unexercised, the remaining warrants will expire in September 2018.
Gain (Loss) from investment in affiliated entity. The gain (loss) is a result of the change in the fair market value of the investment in GeneOne for the three months ended March 31, 2016.

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

Working Capital and Liquidity
As of March 31, 2016 we had cash and short-term investments of $146.8 million and working capital of $127.2 million, as compared to $163.0 million and $140.4 million, respectively, as of December 31, 2015. The decrease in cash and short-term investments during the three months ended March 31, 2016 was primarily due to expenditures related to our research and development activities and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.
Net cash used in operating activities was $15.7 million and $12.1 million for the three months ended March 31, 2016 and 2015, respectively. The variance was primarily due to an increase in research and development operating expenses.
Net used in investing activities was $338,000 and $2.3 million for the three months ended March 31, 2016 and 2015, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Net cash provided by financing activities was $69,000 and $0 for the three months ended March 31, 2016 and 2015, respectively. The increase was related to proceeds from stock options exercised.
On May 5, 2015, we closed an underwritten public offering of 10,925,000 shares of our common stock, including 1,425,000 shares of common stock issued pursuant to the underwriter’s exercise of its overallotment option, at the public offering price of $8.00 per share. The net proceeds, after deducting the underwriter’s discounts and commission and other offering expenses, were $81.9 million.
During the three months ended March 31, 2016 stock options to purchase 22,079 shares of common stock were exercised for total proceeds to the Company of $69,000. No stock options or warrants were exercised during the three months ended March 31, 2015.
As of March 31, 2016, we had an accumulated deficit of $369.1 million. We have operated at a loss since 1994, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that current cash and short-term investments are sufficient to meet planned working capital requirements for at least the next twelve months.

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
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the three months ended March 31, 2016, have been made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investments in GeneOne and PLS which are denominated in South Korean Won. We do not have any foreign currency hedging instruments in place.
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
Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2016.
Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
We are not currently a party to any material litigation or other material legal proceedings.

ITEM 1A.    RISK FACTORS
The following Risk Factors do not reflect any material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the Securities and Exchange Commission on March 11, 2016. You should carefully consider and evaluate each of the following factors as well as the other information in this quarterly report on Form 10-Q, including our financial statements and the related notes, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also consider the more detailed description of our business contained in our annual report on Form 10-K for the year ended December 31, 2015.
Risks Related to Our Business and Industry
We have incurred losses since inception, expect to incur significant net losses in the foreseeable future and may never become profitable.
We have experienced significant operating losses to date; as of March 31, 2016 our accumulated deficit was approximately $369.1 million. We have generated limited revenues, primarily consisting of license and grant revenue, and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.
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
If any of our current or future collaborators breaches or terminates our agreements, or fails to conduct our collaborative activities in a timely manner, our commercialization of products could be diminished or blocked completely. We may not receive any event-based payments, milestone payments or royalty payments under our collaborative agreements if our collaborative partners fail to develop products in a timely manner or at all. It is possible that collaborators will change their strategic focus, pursue alternative technologies or develop alternative products, either on their own or in collaboration with others. Further, we may be forced to fund programs that were previously funded by our collaborators, and we may not have, or be able to access, the necessary funding. The effectiveness of our partners, if any, in marketing our products will also affect our revenues and earnings.
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
10.1
Collaborative Research Agreement dated March 14, 2016 by and between The Wistar Institute of Anatomy and Biology, a Commonwealth of Pennsylvania nonprofit corporation, and Inovio Pharmaceuticals, Inc. (filed herewith).

10.2
Collaborative Research Agreement dated March 14, 2016 by and between The Wistar Institute of Anatomy and Biology, a Commonwealth of Pennsylvania nonprofit corporation, and Inovio Pharmaceuticals, Inc. (filed herewith).

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

Inovio Pharmaceuticals, Inc.

Date:	May 6, 2016	By	/s/ J. JOSEPH KIM
J. Joseph Kim President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 6, 2016	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)