Form 10-Q
period 2016-06-30
INOVIO PHARMACEUTICALS, INC.
filed 2016-08-08
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 73,548,342 as of August 1, 2016.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended June 30, 2016

Part I. Financial Information

Item 1.    Financial Statements
INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,450,373	$57,632,693
Short-term investments	106,082,989	105,357,277
Accounts receivable	10,365,950	7,333,059
Prepaid expenses and other current assets	1,188,042	917,257
Prepaid expenses and other current assets from affiliated entity	1,882,257	610,652
Total current assets	147,969,611	171,850,938
Fixed assets, net	8,700,628	7,306,695
Investment in affiliated entity- GeneOne	21,716,728	14,941,277
Investment in affiliated entity - PLS	5,309,488	5,045,915
Intangible assets, net	8,449,306	3,905,860
Goodwill	10,513,371	10,113,371
Other assets	1,326,317	676,803
Total assets	$203,985,449	$213,840,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,707,754	$13,064,899
Accounts payable and accrued expenses due to affiliated entity	600,969	165,047
Accrued clinical trial expenses	5,006,287	2,600,483
Common stock warrants	1,815,343	1,301,138
Deferred revenue	14,502,626	13,449,768
Deferred revenue from affiliated entity	469,792	504,442
Deferred rent	391,913	380,629
Total current liabilities	35,494,684	31,466,406
Deferred revenue, net of current portion	374,043	103,074
Deferred revenue from affiliated entity, net of current portion	274,194	677,371
Deferred rent, net of current portion	5,576,953	5,485,313
Deferred tax liabilities	175,642	175,642
Total liabilities	41,895,516	37,907,806
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Common stock	73,483	72,218
Additional paid-in capital	546,251,246	534,004,564
Accumulated deficit	(387,845,427)	(361,097,896)
Accumulated other comprehensive income	3,514,362	2,708,339
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	161,993,664	175,687,225
Non-controlling interest	96,269	245,828
Total stockholders’ equity	162,089,933	175,933,053
Total liabilities and stockholders’ equity	$203,985,449	$213,840,859
See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Revenue under collaborative research and development arrangements	$1,889,988	$4,335,236	$3,686,845	$8,580,807
Revenue under collaborative research and development arrangements with affiliated entity	499,720	166,667	636,720	279,167
Grants and miscellaneous revenue	3,814,083	784,775	9,990,381	1,593,341
Total revenues	6,203,791	5,286,678	14,313,946	10,453,315
Operating expenses:
Research and development	19,630,801	16,688,511	37,819,961	26,114,831
General and administrative	5,799,530	4,718,260	11,171,143	8,826,188
Gain on sale of assets	(1,000,000)	(1,000,000)	(1,000,000)	(1,000,000)
Total operating expenses	24,430,331	20,406,771	47,991,104	33,941,019
Loss from operations	(18,226,540)	(15,120,093)	(33,677,158)	(23,487,704)
Other income (expense):
Interest and other income, net	341,131	146,332	674,201	284,608
Change in fair value of common stock warrants, net	(113,775)	(49,773)	(520,024)	(51,000)
Gain (loss) on investment in affiliated entity	(705,527)	8,861,145	6,775,450	6,508,836
Net loss	(18,704,711)	(6,162,389)	(26,747,531)	(16,745,260)
Net loss attributable to non-controlling interest	—	(85,861)	—	(84,769)
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(18,704,711)	$(6,248,250)	$(26,747,531)	$(16,830,029)
Net loss per common share attributable to Inovio Pharmaceuticals, Inc. stockholders:
Basic	$(0.26)	$(0.09)	$(0.37)	$(0.26)
Diluted	$(0.26)	$(0.09)	$(0.37)	$(0.27)
Weighted average number of common shares outstanding used in per share calculations:
Basic	72,957,159	67,655,975	72,591,986	64,198,528
Diluted	72,957,159	67,838,738	72,591,986	64,376,523

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(18,704,711)	$(6,162,389)	$(26,747,531)	$(16,745,260)
Other comprehensive income (loss):
Unrealized gain on investment in affiliated entity, net of tax	282,572	—	263,575	—
Unrealized gain (loss) on short-term investments, net of tax	322,767	(132,670)	542,448	(72,802)
Comprehensive loss	(18,099,372)	(6,295,059)	(25,941,508)	(16,818,062)
Comprehensive loss attributable to non-controlling interest	—	(85,861)	—	(84,769)
Comprehensive loss attributable to Inovio Pharmaceuticals, Inc.	$(18,099,372)	$(6,380,920)	$(25,941,508)	$(16,902,831)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(26,747,531)	$(16,745,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	827,327	451,386
Amortization of intangible assets	556,554	442,615
Change in value of common stock warrants	520,025	51,000
Stock-based compensation	5,251,166	3,773,134
Amortization of premiums on investments	139,659	154,655
Deferred rent	(31,783)	241,708
Gain on investment in affiliated entity	(6,775,450)	(6,508,836)
Gain on sale of intangible assets	(1,000,000)	(1,000,000)
Changes in operating assets and liabilities:
Accounts receivable	(3,032,891)	(2,804,638)
Prepaid expenses and other current assets	(270,785)	246,675
Prepaid expenses and other current assets from affiliated entity	(1,271,605)	337,005
Other assets	(655,334)	(106,774)
Accounts payable and accrued expenses	(247,009)	(505,047)
Accrued clinical trial expenses	2,405,804	539,055
Accounts payable and accrued expenses due to affiliated entity	435,922	3,388,610
Deferred revenue	1,323,827	(2,895,227)
Deferred revenue from affiliated entity	(437,827)	(150,000)
Net cash used in operating activities	(29,009,931)	(21,089,939)
Cash flows from investing activities:
Purchases of investments	(27,985,410)	(35,193,487)
Maturities of investments	27,662,695	3,745,000
Purchases of capital assets	(2,196,896)	(1,173,024)
Proceeds from sale of intangible assets	1,000,000	1,000,000
Purchase of intangible assets and other assets	(1,200,000)	—
Net cash used in investing activities	(2,719,611)	(31,621,511)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,301,435	81,902,363
Proceeds from stock option and warrant exercises, net of tax payments	1,395,346	562,679
Other financing activities	(149,559)	—
Net cash provided by financing activities	2,547,222	82,465,042
Decrease in cash and cash equivalents	(29,182,320)	29,753,592
Cash and cash equivalents, beginning of period	57,632,693	40,543,982
Cash and cash equivalents, end of period	$28,450,373	$70,297,574

Supplemental disclosure of non-cash activities
Common stock issued for purchase of intangible assets and other assets	$4,300,000	$—
Change in amounts accrued for purchases of property and equipment	$(110,136)	$190,109
Lease incentive recorded as fixed assets and deferred rent	$134,500	$—
See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Operations
Inovio Pharmaceuticals, Inc. (the “Company” or “Inovio”), a clinical stage biopharmaceutical company, develops active DNA immunotherapies and vaccines in combination with proprietary electroporation delivery devices to prevent and treat cancers and infectious diseases.  Inovio’s synthetic products are based on the Company’s SynCon® design.  The Company has completed, current or planned clinical programs of its proprietary SynCon® products for HPV-caused pre-cancers and cancers, influenza, prostate cancer, breast/lung/pancreatic cancer, hepatitis C virus (HCV), hepatitis B virus (HBV), HIV, Ebola, Middle East Respiratory Syndrome (MERS) and Zika virus.  The Company's partners and collaborators include MedImmune, LLC, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”), The Wistar Institute, University of Pennsylvania, GeneOne Life Science Inc. ("GeneOne"), Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, National Institute of Allergy and Infectious Diseases (“NIAID”), United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”),  and Defense Advanced Research Projects Agency (“DARPA”). Inovio is incorporated in Delaware.

2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of June 30, 2016, condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2016 and 2015 and the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2016 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, included in the Company's Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2016. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events after the balance sheet date of June 30, 2016 through the date it filed these unaudited condensed consolidated financial statements with the SEC.
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

Business Combinations. The cost of an acquired business is assigned to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of the estimated fair values at the date of acquisition. We assess fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, using a variety of methods including, but not limited to, an income approach and a market approach such as the estimation of future cash flows of acquired business and current selling prices of similar assets. Fair value of the assets acquired and liabilities assumed, including intangible assets, are measured based on the assumptions and estimations with regards to the variable factors such as the amount and timing of future cash flows for the asset or liability being measured, appropriate risk-adjusted discount rates, nonperformance risk, or other factors that market participants would consider. Upon acquisition, we determine the estimated economic lives of the acquired intangible assets for amortization purposes, which are based on the underlying expected cash flows of such assets. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that is not individually identified and separately recognized. Actual results may vary from projected results and assumptions used in the fair value assessments.
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
4. Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. In conjunction with the acquisition in June 2009 of VGX Pharmaceuticals (the “Merger”), the Company acquired a majority interest in VGX Animal Health and certain shares in GeneOne (a publicly-traded company in South Korea). The Company consolidates Genetronics, Inc. (a wholly-owned subsidiary of Inovio Pharmaceuticals, Inc.), VGX Pharmaceuticals and its subsidiary VGX Animal Health and records a non-controlling interest for the 15% of VGX Animal Health it does not own as of June 30, 2016 and December 31, 2015. The Company's investment in GeneOne, which is recorded as investment in affiliated entity within the condensed consolidated balance sheets is accounted for at fair value on a recurring basis, with changes in fair value recorded on the condensed consolidated statements of operations within gain (loss) on investment in affiliated entity. All intercompany accounts and transactions have been eliminated upon consolidation.
Variable Interest Entities
The FASB issued authoritative guidance that requires companies to perform a qualitative analysis to determine whether a variable interest in another entity represents a controlling financial interest in a variable interest entity. A controlling financial interest in a variable interest entity is characterized by having both the power to direct the most significant activities of the entity and the obligation to absorb losses or the right to receive benefits of the entity. This guidance requires on-going reassessments of variable interests based on changes in facts and circumstances. The Company determined that none of the entities with which the Company currently conducts business and collaborations are variable interest entities except VGXI (a wholly-owned subsidiary of GeneOne). The Company determined that they are not the primary beneficiary as they do not have voting control or other forms of control over the operations and decision making and therefore are not required to consolidate VGXI. The Company continues to assess its variable interests and has determined that no significant changes have occurred as of June 30, 2016.
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

6. Investments
Investments consist of mutual funds, United States corporate debt securities, municipal bonds and an equity investment in the Company's affiliated entity Plumbline Life Sciences, Inc. ("PLS") at June 30, 2016 and December 31, 2015. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses are included in non-operating other income (expense) on the condensed consolidated statement of operations and are derived using the specific identification method for determining the cost of the securities sold.  During the three and six months ended June 30, 2016 and 2015, a minimal amount of net realized loss on investments was recorded. The Company assessed each of its investments on an individual basis to determine if any decline in fair value was other-than-temporary. Interest and dividends on investments classified as available-for-sale are included in interest and other income, net, in the condensed consolidated statements of operations. As of June 30, 2016, the Company had 41 available-for-sale securities in a gross unrealized loss position of which 23 with a total unrealized loss of $18,000 were in such position for longer than 12 months.
The following is a summary of available-for-sale securities as of June 30, 2016 and December 31, 2015:

		As of June 30, 2016
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$78,205,874	$309,613	$(16,791)	$78,498,696
US corporate debt securities	Less than 2	27,574,475	31,248	(21,430)	27,584,293
Investment in affiliated entity (PLS)	---	—	5,309,488	—	5,309,488
Total investments		$105,780,349	$5,650,349	$(38,221)	$111,392,477

		As of December 31, 2015
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$78,571,294	$435	$(185,737)	$78,385,992
US corporate debt securities	Less than 2	26,923,855	—	(54,452)	26,869,403
Municipal bonds	Less than 1	101,936	—	(54)	101,882
Investment in affiliated entity (PLS)	---	—	5,045,915	—	5,045,915
Total investments		$105,597,085	$5,046,350	$(240,243)	$110,403,192

7. Marketable Securities and Fair Value Measurements
The guidance regarding fair value measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets that are accessible at the measurement date; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the six months ended June 30, 2016 or 2015.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, and are determined using the following inputs as of June 30, 2016:

	Fair Value Measurements at
	June 30, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$22,940,492	$22,940,492	$—	$—
Mutual funds	78,498,696	—	78,498,696	—
US corporate debt securities	27,584,293	—	27,584,293	—
Investments in affiliated entities	27,026,216	27,026,216	—	—
Total Assets	$156,049,697	$49,966,708	$106,082,989	$—
Liabilities:
Common stock warrants	$1,815,343	$—	$—	1,815,343
Total Liabilities	$1,815,343	$—	$—	$1,815,343

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

Level 1 assets include money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investments in GeneOne and PLS. The Company accounts for its investment in GeneOne at fair value on a recurring basis by which the fair value is based on the market value of 1,644,155 common shares on June 30, 2016 and December 31, 2015, listed on the Korean Stock Exchange. The Company accounts for its investment in PLS as an available-for sale security by which the fair value is based on the market value of 395,758 common shares on June 30, 2016, listed on the

Korea New Exchange (KONEX) Market. The Company elected the fair value option in conjunction with the investment in GeneOne at the inception of the investment therefore changes in the fair value of the investment are reflected as other income (expense) in the condensed consolidated statements of operations.  The Company did not elect the fair value option for the investment in PLS at the inception of the investment, but rather recorded the investment under the equity method until its ownership interest dropped below 20% in June 2015 and accordingly began recording the investment under the cost method using the carryover basis from the equity method of zero. Once shares of PLS began trading on the KONEX, the Company classified the investment as available-for-sale and began recording the investment at fair value with changes in fair value reflected in other comprehensive income (loss).
Level 2 assets at June 30, 2016 include US corporate debt securities and mutual funds held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing their assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
Level 3 assets held as of June 30, 2016 include two warrants received by the Company to purchase shares of common stock of OncoSec Medical Incorporated (“OncoSec”), in connection with the first and second amendments to the Asset Purchase Agreement between the Company and OncoSec signed in September 2011 and March 2012, respectively. The first warrant to purchase 50,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $24.00 per share. The second warrant to purchase 150,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $20.00 per share.
The Company reassesses the fair value of the OncoSec warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of OncoSec stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on publicly available historical data and knowledge of OncoSec. The Company reassesses the fair value of the warrants at each reporting date. The assumptions used to estimate the fair values of the OncoSec common stock warrants at June 30, 2016 are presented below:

Risk-free interest rate	0.39-0.45%
Expected volatility	88%
Expected life in years	0.25-0.75
Dividend yield	—

As a result of these calculations, the Company recorded a decrease in fair value of the two warrants of $(3,000) and $(6,000) for the three and six months ended June 30, 2016, respectively and $(73,000) and $(364,000) for the three and six months ended June 30, 2015, respectively. The change in fair value is reflected in the Company's condensed consolidated statements of operations as a component of change in fair value of common stock warrants.
The following table presents a summary of changes in fair value of the Company’s total Level 3 financial assets for the six months ended June 30, 2016:

Balance at January 1, 2016	$5,970
Decrease in fair value included in change in fair value of common stock warrants	(5,970)
Balance at June 30, 2016	$—

Level 3 liabilities held as of June 30, 2016 consist of common stock warrant liabilities associated with warrants to purchase the Company's common stock issued in March 2013. If unexercised, the warrants will expire in September 2018. During the three months ended June 30, 2016 and 2015, none of these warrants were exercised.
As of June 30, 2016 the Company has a $1.8 million common stock warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. The assumptions used to estimate the fair value of common stock warrants at June 30, 2016 are presented below:

Risk-free interest rate	0.58%
Expected volatility	63%
Expected life in years	2.2
Dividend yield	—
Changes in these assumptions as well as in the Company's stock price on the valuation date can have a significant impact on the fair value of the common stock warrant liability. As a result of these calculations, the Company recorded an increase in fair value of $108,000 and $514,000 for the three and six months ended June 30, 2016, respectively, and a decrease in fair value of $23,000 and $313,000 for the three and six months ended June 30, 2015, respectively. The change in fair value is reflected in the Company's condensed consolidated statements of operations as a component of change in fair value of common stock warrants.
The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the six months ended June 30, 2016:

Balance at January 1, 2016	$1,301,138
Increase in fair value included in change in fair value of common stock warrants	514,204
Balance at June 30, 2016	$1,815,342

8. Business Combination
On April 29, 2016, the Company acquired all of Bioject Medical Technologies Inc.’s ("Bioject") assets including needle-free injection technology, products and intellectual property. The transaction, which was accounted for as a business combination, provides the Company with further opportunities in device development. The Company paid Bioject $4.3 million in the Company's stock and $1.2 million in cash upon closing.
The acquisition consideration was preliminarily allocated to the estimated fair vales of the assets acquired as follows:

Developed technology	$3,800,000
Customer-related intangible	1,000,000
Trademarks	200,000
Covenants not-to-compete	100,000
Goodwill	400,000
Total purchase consideration	$5,500,000

The fair value of the acquired intangible assets was based on the discounted cash flow method that estimated the present value of a revenue stream derived from the licensing of the Bioject technology. These projected cash flows were discounted to present value using a discount rate of 14%. The fair value of the developed technology is being amortized on a straight-line basis over the estimated useful life of 15 years. The fair value of the remaining intangible assets acquired is being amortized on a straight-line basis over the estimated useful life of between 2-5 years. The excess of the acquisition date consideration over the fair values assigned to the assets acquired was recorded as goodwill. The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the technologies and know-how of Bioject with our existing business. This includes synergies expected from combining Bioject's needle-free injection technology with the Company's existing electroporation delivery devices.
The purchase price allocation was prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired. Any measurement period adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

9. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		June 30, 2016			December 31, 2015
	Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross		Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill(a)		$10,513,371	$—	$10,513,371	$10,113,371		$—	$10,113,371
Amortizing:
Patents	8 – 17	5,802,528	(5,575,864)	226,664	5,802,528		(5,516,122)	286,406
Licenses	8 – 17	1,323,761	(1,147,487)	176,274	1,323,761		(1,133,113)	190,648
CELLECTRA®(b)	5 – 11	8,106,270	(6,611,487)	1,494,783	8,106,270		(6,397,947)	1,708,323
GHRH(b)	11	335,314	(224,423)	110,891	335,314		(208,581)	126,733
Bioject (c)	2 – 15	5,100,000	(140,556)	4,959,444	—	—	—	—
Other(d)	18	4,050,000	(2,568,750)	1,481,250	4,050,000		(2,456,250)	1,593,750
Total intangible assets		24,717,873	(16,268,567)	8,449,306	19,617,873		(15,712,013)	3,905,860
Total goodwill and intangible assets		$35,231,244	$(16,268,567)	$18,962,677	$29,731,244		$(15,712,013)	$14,019,231

(a)
Goodwill was recorded from the Inovio AS acquisition in January 2005, the acquisition of VGX in June 2009 and the acquisition of Bioject in April 2016 for $3.9 million, $6.2 million and $400,000, respectively.

(b)	CELLECTRA® and GHRH are developed technologies which were recorded from the acquisition of VGX.

(c)	Bioject intangible assets represent the fair value of developed technology and intellectual property which were recorded from the acquisition of Bioject in April 2016.

(d)	Other intangible assets represent the fair value of acquired intellectual property from the Inovio AS acquisition.
Aggregate amortization expense on intangible assets for the three and six months ended June 30, 2016 was $347,000 and $557,000, respectively. Aggregate amortization expense on intangible assets for the three and six months ended June 30, 2015 was $219,000 and $443,000, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $821,000 for the remainder of fiscal year 2016, $1.6 million for 2017, $1.3 million for 2018, $1.1 million for 2019, $547,000 for 2020 and $3.1 million for 2021 and the years thereafter.

10. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of June 30, 2016 and December 31, 2015:

			Outstanding as of
	Authorized	Issued	June 30, 2016	December 31, 2015
Common Stock, par $0.001	600,000,000	73,482,859	73,482,859	72,217,965
Series A Preferred Stock, par $0.001	1,000	817	—	—
Series B Preferred Stock, par $0.001	1,000	750	—	—
Series C Preferred Stock, par $0.001	1,091	1,091	23	23
Series D Preferred Stock, par $0.001	1,966,292	1,966,292	—	—
Common Stock

In June 2016, the Company entered into an At-the-Market Equity Offering Sales Agreement (the “Sales Agreement”) with an outside placement agent (the “Placement Agent”) to sell shares of its common stock with aggregate gross proceeds of up to $50.0 million, from time to time, through an “at-the-market” equity offering program under which the Placement Agent will act as sales agent. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that the Placement Agent will be entitled to compensation for its services in an amount equal to 2.0% of the gross proceeds from the sales of shares sold through the Placement Agent under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement.
During the three and six months ended June 30, 2016, the Company sold a total of 119,400 shares of common stock under the Sales Agreement. The sales were made at a weighted average price of $11.12 per share with net proceeds to the Company of $1.3 million.
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
The following table summarizes the warrants outstanding as of June 30, 2016 and December 31, 2015:

			As of June 30, 2016		As of December 31, 2015
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants	Common Stock Warrant Liability	Number of Warrants	Common Stock Warrant Liability
March 2013 financing	$3.17	September 12, 2018	284,091	$1,815,343	284,091	$1,301,138
Warrants assumed in June 2009 Merger	$4.08-$5.08	April 28, 2016	—	—	276,813	—
Total			284,091	$1,815,343	560,904	$1,301,138
Stock Options
The Company has two active stock-based incentive plans, the Amended and Restated 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees, and the 2016 Omnibus Incentive Plan (the "2016 Incentive Plan").
The 2007 Incentive Plan was adopted on March 31, 2007, approved by the stockholders on May 4, 2007, approved by the stockholders as amended on May 2, 2008, and approved by the stockholders as amended and restated on August 25, 2009, May 14, 2010, May 22, 2014 and May 8, 2015. On May 14, 2010 the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 500,000 and to provide that the aggregate number of shares available for grant under the Incentive Plan will be increased on January 1 of each year beginning in 2011 by a number of shares equal to the lesser of 513,833 or such lesser number of shares as may be determined by the Board. On May 22, 2014 and May 8, 2015, the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 1,250,000 and 2,000,000, respectively. At June 30, 2016, there were 7,770,497 shares of common stock reserved for issuance upon exercise of incentive awards granted and to be granted at future dates under the Incentive Plan. At June 30, 2016, the Company had 433,858 shares of common stock available for future grant under the Incentive Plan, 749,335 shares of unvested restricted stock units and options to purchase 5,823,697 shares of common stock outstanding under the Incentive Plan. The awards granted and available for future grant under the Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The Incentive Plan terminates by its terms on March 31, 2017.
The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the Amended 2000 Stock Option Plan and the VGX Equity Compensation Plan, under which the Company had options to purchase 100,627 and

770,154 shares of common stock outstanding at June 30, 2016, respectively. The terms and conditions of the options outstanding under these plans remain unchanged.
The 2016 Incentive Plan was approved by stockholders on May 13, 2016. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2016 Incentive Plan may not exceed 6,000,000 shares, provided that commencing with the first business day of each calendar year beginning with January 1, 2018, such maximum number of shares shall be increased by 2,000,000 shares of common stock unless the Board determines, for any such calendar year, to increase such maximum amount by a fewer number of shares. As of June 30, 2016, no awards have been granted under the 2016 Incentive Plan.

11. Net Loss Per Share
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
The following tables reconcile the components of the numerator and denominator included in the calculations of diluted loss per share:

	Three Months Ended June 30,
	2016	2015
Numerator
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(18,704,711)	$(6,248,250)
Reflect adjustment for decrease in fair value of warrant liability	—	(22,727)
Numerator for use in diluted loss per share	$(18,704,711)	$(6,270,977)

Denominator
Weighted average number of common shares outstanding	72,957,159	67,655,975
Effect of dilutive potential common shares	—	182,763
Denominator for use in diluted loss per share	72,957,159	67,838,738

Net loss per share, diluted	$(0.26)	$(0.09)

	Six Months Ended June 30,
	2016	2015
Numerator
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(26,747,531)	$(16,830,029)
Reflect adjustment for decrease in fair value of warrant liability	—	(312,500)
Numerator for use in diluted loss per share	$(26,747,531)	$(17,142,529)

Denominator
Weighted average number of common shares outstanding	72,591,986	64,198,528
Effect of dilutive potential common shares	—	177,995
Denominator for use in diluted loss per share	72,591,986	64,376,523

Net loss per share, diluted	$(0.37)	$(0.27)

The following table summarizes potential common shares that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect for the three and six months ended June 30, 2016 and 2015:

Common Stock Equivalents	2016	2015
Options to purchase common stock	6,694,478	5,987,210
Warrants to purchase common stock	284,091	627,969
Restricted stock units	749,335	230,000
Convertible preferred stock	8,456	8,456
Total	7,736,360	6,853,635

12. Stock-Based Compensation
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
The weighted average assumptions used in the Black-Scholes model for employees and directors are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Risk-free interest rate	0.95%	1.00%	0.91%	0.99%
Expected volatility	76%	75%	76%	74%
Expected life in years	5.0	5.0	5.0	5.0
Dividend yield	—	—	—	—
Forfeiture rate	7%	7%	7%	8%

Total employee and director compensation cost for the Company's stock plan recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 was $2.0 million and $4.9 million, respectively, of which $1.0 million and $2.7 million were included in research and development expenses and $973,000 and $2.2 million were included in general and administrative expenses, respectively.
Total employee and director compensation cost for the Company's stock plan recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2015 was $1.3 million and $3.5 million, respectively, of which $649,000 and $2.0 million were included in research and development expenses and $612,000 and $1.5 million were included in general and administrative expenses, respectively.
At June 30, 2016, there was $7.8 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.
The weighted average grant date fair value per share was $6.07 and $4.47 for employee and director stock options granted during the three and six months ended June 30, 2016, respectively, and $5.02 and $4.62 for employee and director stock options granted during the three and six months ended June 30, 2015, respectively.
At June 30, 2016, there was $4.8 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.4 years.

The weighted average grant date fair value per share was $9.33 and $7.28 for restricted stock units granted during the three and six months ended June 30, 2016, respectively, and $8.01 and $7.76 for restricted stock units granted during the three and six months ended June 30, 2015, respectively.
The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three and six months ended June 30, 2016 was $103,000 and $300,000, respectively. Total stock-based compensation for options granted to non-employees for the three and six months ended June 30, 2015 was $101,000 and $270,000, respectively.

13. Related Party Transactions
GeneOne Life Sciences
In January 2016, the Company and GeneOne announced the initiation of a collaborative research program to test and advance the Company's DNA-based vaccine for preventing and treating Zika virus.  Under the terms of the agreement, GeneOne will be responsible for funding all preclinical and clinical studies through Phase I. In return, GeneOne will receive milestone-based co-ownership of the immunotherapy. The collaborative research program shall terminate upon the completion of activities under the development plan, unless sooner terminated.
On May 26, 2015, the Company entered into a Collaborative Development Agreement with GeneOne to co-develop a DNA vaccine for MERS (Middle East Respiratory Syndrome) through phase I clinical trials. Under the terms of the agreement, GeneOne will be responsible for funding all preclinical and clinical studies through Phase I. In return, GeneOne will receive milestone-based co-ownership of the immunotherapy. The collaborative research program shall terminate upon the completion of activities under the development plan, unless sooner terminated.
On September 23, 2014, the Company entered into a Collaborative Development Agreement with GeneOne to co-develop an Ebola vaccine through phase I clinical trials. In July 2015, the Company amended the Agreement with an effective date of April 2015 to change control of development in return for the Company’s payment of certain development fees.
On October 7, 2011, the Company entered into a Collaborative Development and License Agreement (the “Hep Agreement”) with GeneOne. Under the Hep Agreement, as originally executed, the Company and GeneOne agreed to co-develop the Company’s SynCon® therapeutic vaccines for hepatitis B and C infections (the “Products”). Under the terms of the Hep Agreement, GeneOne will receive marketing rights for the Products in Asia, excluding Japan, and in return will fully fund IND-enabling and initial Phase I and II clinical studies with respect to the Products. The Company will receive from GeneOne payments based on the achievement of clinical milestones and royalties based on sales of the Products in the licensed territories, retaining all commercial rights to the Products in all other territories. On August 21, 2013, the Company amended the Hep Agreement to grant back to the Company hepatitis B, along with all associated rights, from the collaboration in return for certain remuneration including a percentage of license fees. On October 7, 2013, the Company further amended the Hep Agreement to in part provide exclusive patent rights to IL-28 technology for use with the Products in Asia, excluding Japan. The Hep Agreement shall terminate upon the later of the expiration or abandonment of the last patent that is a component of the rights or 20 years after the effective date.
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
For the three and six months ended June 30, 2016, the Company recognized revenue from GeneOne of $463,000 and $576,000, respectively, which consisted of licensing and other fees from the influenza and Zika collaborations. Operating expenses recorded from transactions with GeneOne for the three and six months ended June 30, 2016 include $1.1 million and $1.3 million, respectively, related to biologics manufacturing. For the three and six months ended June 30, 2015, the Company recognized revenue from GeneOne of $113,000 and $225,000, respectively, which consisted of licensing and other fees. Operating expenses related to GeneOne for the three and six months ended June 30, 2015 include $5.3 million and $5.4 million, respectively, related to biologics manufacturing. At June 30, 2016 and December 31, 2015, the Company had an

accounts receivable balance of $345,000 and $4,000, respectively, and an accounts payable and accrued liability balance of $424,000 and $165,000, respectively, related to GeneOne and its subsidiaries. At June 30, 2016 and December 31, 2015, $488,000 and $373,000 of prepayments made to GeneOne were classified as long-term other assets on the condensed consolidated balance sheet, respectively.
OncoSec Medical Incorporated
The Company's non-executive Chairman, Dr. Avtar Dhillon, is also the non-executive Chairman of OncoSec.

On September 28, 2011, the Company signed an amended agreement with OncoSec extending the term of the second payment owed to the Company from the Asset Purchase Agreement in exchange for a warrant to purchase 50,000 shares of common stock of OncoSec. The warrant received was a five-year warrant with an exercise price of $24.00 per share. (See Note 7 for further discussion.)
On March 24, 2012, the Company signed a second amended agreement with OncoSec further extending the term of the payments owed to the Company from the Asset Purchase Agreement in exchange for a warrant to purchase 150,000 shares of common stock of OncoSec. The warrant received was a five-year warrant with an exercise price of $20.00 per share. (See Note 7 for further discussion.)
Plumbline Life Sciences, Inc.
In May 2014, the Company's 85% owned subsidiary VGX Animal Health entered into an agreement for the sale of its animal health assets to PLS of Korea. The assets transferred included an exclusive license with Inovio for animal applications of its growth hormone-releasing hormone ("GHRH") technology and animal DNA vaccines plus a non-exclusive license to Inovio electroporation delivery systems. In May 2016, VGX Animal Health received the second and final payment of $1.0 million from PLS. The first $1.0 million payment was received in May 2015.
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
As of June 30, 2016 the Company accounts for its ownership interest in PLS under the accounting guidance for investments considered available-for-sale (Accounting Standards Codification (ASC) 320). The original carrying value of the Company's investment in PLS was $0. On July 28, 2015, PLS registered on the Korea New Exchange (KONEX) Market. The total carrying value of the Company's investment in PLS was $5.3 million as of June 30, 2016. The fair value is based on the market value of the 395,758 common shares owned, listed on the KONEX. The changes in carrying value of PLS are recorded in the condensed consolidated statements of comprehensive income (loss) as an unrealized gain (loss) on investment in affiliated entity.

The Wistar Institute
The Company's director, Dr. David B Weiner, is the Executive Vice President and Director of the Vaccine Center of The Wistar Institute ("Wistar").
On March 16, 2016, the Company entered into collaborative research agreements with Wistar for preventive and therapeutic DNA-based immunotherapy applications and products for cancers and infectious diseases developed by Dr. Weiner and his Wistar laboratory. The Company will reimburse Wistar for all direct and indirect costs incurred in the conduct of the collaborative research not to exceed $3.1 million during the five-year term of the agreement. The Company will have the exclusive right to in-license new intellectual property developed in this collaboration. Operating expenses recorded from the collaborative research agreements with Wistar for the three and six months ended June 30, 2016 were $80,000.

14. Commitments and Contingencies
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
The Company's future minimum lease payments under all non-cancelable operating leases as of June 30, 2016 are as follows:

Remainder of 2016	$861,000
2017	1,696,000
2018	1,668,000
2019	1,897,000
2020	1,939,000
Thereafter	9,762,000
Total	$17,823,000

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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is considered fixed and determinable and is not contingent upon the delivery of additional items or meeting other specified performance conditions. Based on the results of the Company's analysis, the $27.5 million up-front payment was allocated as follows: $15.0 million to the product license to INO-3112 and $12.5 million for the license to the research collaboration products and related research and developments services. The amount allocated to the license for INO-3112 was recognized as revenue under collaborative research and development arrangements during the year ended December 31, 2015 as this was determined to be earned upon the granting of the license and delivery of the related knowledge and data. The remaining amount related to the research collaboration products and related research and development services is classified as short-term deferred revenue as of June 30, 2016. The Company believes that no substantive value related to the research collaboration products license and research services has been transferred to MedImmune prior to their selection of the first research collaboration product since there is no economic benefit from the research unless such product candidate is selected. Furthermore, if MedImmune decides to not proceed with the selection of the product candidate, the research collaboration product license would be terminated. Therefore, the Company believes the license for the research collaboration products is not delivered until the research services are completed and the selection of the product candidate is made by MedImmune (i.e. exercise of an option). The Company has classified the amount allocated to this deliverable as short-term deferred revenue as it is expected that MedImmune will select a product candidate within the next six months. The Company will recognize revenues associated with the product development services for INO-3112 as revenues under collaborative arrangements as the related services are performed and according to the relative selling price method of the allocable arrangement consideration. During the three and six months ended June 30, 2016, the Company recognized revenues of $307,000 and $697,000 from MedImmune, respectively. As of June 30, 2016, the Company has a deferred revenue and accounts receivable balance of $13.3 million and $886,000, respectively, related to the Agreement.
Roche
In September 2013, the Company entered into a Collaborative, License, and Option Agreement (the “Agreement”) with Roche. The companies agreed to co-develop multi-antigen DNA immunotherapies targeting prostate cancer and hepatitis B.
On July 28, 2016, Roche provided notice that they would be discontinuing its Agreement with the Company and its development of INO-1800, the Company’s DNA immunotherapy against the hepatitis B virus. The termination will be effective 90 days after the date of notice. All of Roche’s rights to INO-1800, including the right to license the product to other parties, will be returned to the Company.
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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is considered fixed and determinable and is not contingent upon the delivery of additional items or meeting other specified performance conditions. Based on the results of the Company's analysis, the $10.0 million up-front payment was allocated as follows: $5.0 million and $3.4 million to the license to INO-5150 and INO-1800, respectively, $1.5 million to the option right and $155,000 to the joint steering committee obligation. The amounts allocated to the licenses for INO-5150 and INO-1800 were recognized as revenue under collaborative research and development arrangements during the year ended December 31, 2013 as these were determined to be earned upon the granting of the license and delivery of the related knowledge and data. Due to the Company's continuing involvement obligations, the remaining amounts were classified as deferred revenue as of December 31, 2013. The Company will recognize revenues associated with research and development services and manufacturing and drug supply as revenues under collaborative arrangements as the related services are performed and according to the relative selling price method of the allocable arrangement consideration. During the three and six months ended June 30, 2016, the Company recognized revenues of $1.6 million and $3.0 million from Roche, respectively. During the three and six months ended June 30, 2015, the Company recognized revenues of $4.3 million and $8.6 million from Roche, respectively, of which $3.0 million related to a milestone earned during the period. Of the revenue recognized during the six-month period ended June 30, 2015, $3.0 million related to previously deferred revenue that was recognized based on the partial termination of the Agreement in February 2015. As of June 30, 2016, the Company has a deferred revenue and accounts receivable balance of $130,000 and $4.0 million, respectively, related to the Agreement.
DARPA- Ebola
In April 2015, the Company received a grant from the Defense Advanced Research Projects Agency ("DARPA") to lead a collaborative team to develop multiple treatment and prevention approaches against Ebola. The Inovio-led consortium is taking a multi-faceted approach to develop products to prevent and treat Ebola infection. The award covers pre-clinical development costs as well as good manufacturing practice manufacturing costs and the phase I clinical study costs. The funding period is over two years and covers a base award of $19.6 million and an option award of $24.6 million, which was exercised in September 2015. The development proposal includes a second option of $11.1 million to support additional product supply and clinical development activities. The options are contingent upon the successful completion of certain pre-clinical development milestones. During the three and six months ended June 30, 2016, the Company recognized revenues of $3.7 million and $8.2 million, respectively, from DARPA related to the grant. During the three and six months ended June 30, 2015, the Company recognized no revenues from DARPA related to the grant due to its execution in July 2015. As of June 30, 2016, the Company has a deferred revenue and accounts receivable balance of $1.3 million and $5.0 million, respectively, related to the DARPA grant.

16. Subsequent Events
On July 28, 2016, Roche provided notice that they would be discontinuing its collaboration with the Company and its development of INO-1800, the Company’s DNA immunotherapy against the hepatitis B virus. The termination will be effective 90 days after the date of notice. All of Roche’s rights to INO-1800, including the right to license the product to other parties, will be returned to the Company.

Between July 1, 2016 and July 28, 2016, the Company sold 64,076 shares of common stock under its Sales Agreement for net proceeds of $605,000.

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

General
Inovio is a bio-pharmaceutical company that is developing active DNA immunotherapies and vaccines focused on treating and preventing cancers and infectious diseases. Our DNA-based immunotherapies, in combination with our proprietary electroporation delivery devices, are intended to generate robust immune responses, in particular T cells, in the body to fight target diseases. In 2014 we reported that in a controlled phase II clinical study we generated significant, functional antigen-specific T cells that correlated to clinically relevant efficacy against HPV-associated cervical precancer. This data was published in The Lancet in September 2015. We plan to launch a phase III study of this product in 2016 as part of our VGX-3100 phase III development program and are advancing multiple cancer clinical studies.
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
Recent Developments
On July 28, 2016 Roche provided notice that they would be discontinuing our collaboration and the development of INO-1800, our DNA immunotherapy against the hepatitis B virus The termination will be effective 90 days after the notice date. All of Roche’s rights to INO-1800, including the right to license the product to other parties, will be returned to us. We plan to continue to develop our hepatitis B DNA vaccine (INO-1800) and independently advance our phase I study of INO-1800.
On April 29, 2016 we acquired all of Bioject Medical Technologies Inc.’s ("Bioject") assets including needle-free injection technology, products and intellectual property, which we first announced in a definitive agreement on March 14, 2016. We paid Bioject $4.3 million in the Company's stock and $1.2 million in cash upon closing.
As of June 30, 2016 we had an accumulated deficit of $387.8 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

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

Results of Operations
Revenue. We had total revenue of $6.2 million and $14.3 million for the three and six months ended June 30, 2016, respectively, as compared to $5.3 million and $10.5 million for the three and six months ended June 30, 2015, respectively. Revenue primarily consists of revenue under collaborative research and development arrangements, grants and government contracts.
Revenue under collaborative research and development arrangements, including arrangements with affiliated entities, was $2.4 million and $4.3 million for the three and six months ended June 30, 2016, respectively, as compared to $4.5 million and $8.9 million for the three and six months ended June 30, 2015, respectively. The decrease for the three-month period year over year was primarily due to the $3.0 million milestone earned from the Roche Agreement in 2015, partially offset by an increase in revenue recognized from our Agreement with MedImmune entered into in August 2015 (see Note 15). The decrease for the six-month period year over year was primarily due to revenue recognized from the Roche Agreement during the six months ended June 30, 2015, related to the partial termination of the Agreement in February 2015 as well as the $3.0 million milestone earned during the period. This was offset by an increase in revenue recognized from our Agreement with MedImmune entered into in August 2015 (see Note 15).

During the three and six months ended June 30, 2016, we recorded grant and miscellaneous revenue of $3.8 million and $10.0 million, respectively, as compared to $785,000 and $1.6 million for the three and six months ended June 30, 2015, respectively.  The increase for the three-month period year over year was primarily due to an increase in revenue recognized from our DARPA Ebola grant of $3.7 million. The increase for the six-month period year over year was primarily due to an increase in revenue recognized from our DARPA Ebola grant and subcontract with the University of Pennsylvania for the treatment of infectious diseases of $8.2 million and $570,000, respectively
Research and development expenses. Research and development expenses for the three and six months ended June 30, 2016, were $19.6 million and $37.8 million, respectively, as compared to $16.7 million and $26.1 million for the three and six months ended June 30, 2015, respectively. The increase for the three-month period year over year was primarily due to increased employee headcount to support clinical trials and partnerships, an increase in contract labor and an increase in engineering and laboratory supplies of $2.2 million, $526,000 and $499,000, respectively. These were offset by a decrease in expenses related to our DARPA Ebola grant of $1.4 million, among other variances. The increase for the six-month period year over year was primarily due to increased employee headcount to support clinical trials and partnerships, an increase in clinical study costs, an increase in expenses related to our DARPA Ebola grant, increase in contract labor and engineering and laboratory supplies of $3.9 million, $2.0 million, $1.4 million, $896,000 and $820,000, respectively, among other variances.
General and administrative expenses. General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, for the three and six months ended June 30, 2016, were $5.8 million and $11.2 million, respectively, as compared to $4.7 million and $8.8 million for the three and six months ended June 30, 2015, respectively. The increase for the three-month period year over year was primarily due to an increase in non-cash stock based compensation, employee headcount and employee recruitment expenses of $361,000, $255,000 and $148,000, respectively, among other variances. The increase for the six-month period year over year was primarily due to an increase in non-cash stock based compensation, employee headcount, corporate and patent legal fees, contract labor and accounting fees of $730,000, $457,000, $305,000, $228,000 and $200,000, respectively, among other variances.
Stock-based compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee's requisite service period. Total employee and director compensation cost for our stock plans for the three and six months ended June 30, 2016 was $2.0 million and $4.9 million, respectively. From these amounts, $1.0 million and $2.7 million were included in research and development expenses and $973,000 and $2.2 million were included in general and administrative expenses, respectively. Total employee and director compensation cost for our stock plans for the three and six months ended June 30, 2015 was $1.3 million and $3.5 million, respectively. From these amounts, $649,000 and $2.0 million were included in research and development expenses and $612,000 and $1.5 million were included in general and administrative expenses, respectively. The increase for the three and six-month period year over year was primarily due to an increase in the number of employee stock options and restricted stock units granted.
Change in fair value of common stock warrants. The net change in fair value of common stock warrants for the three and six months ended June 30, 2016 was $(114,000) and $(520,000), respectively, as compared to $(50,000) and $(51,000) for the three and six months ended June 30, 2015. The variance is primarily due to the revaluation of the registered common stock warrants issued by us in March 2013. We revalue these warrants at each balance sheet date to fair value. If unexercised, the remaining warrants will expire in September 2018.
Gain (Loss) from investment in affiliated entity. The gain (loss) is a result of the change in the fair market value of the investment in GeneOne for the three and six months ended June 30, 2016.
Gain on sale of assets. The gain on sale of assets is related to the May 2014 sale of animal health assets to Plumbline Life Sciences ("PLS"). The gain is related to the cash received related to the sale in May 2016 and 2015 (See Note 13).

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

Working Capital and Liquidity
As of June 30, 2016 we had cash and short-term investments of $134.5 million and working capital of $112.5 million, as compared to $163.0 million and $140.4 million, respectively, as of December 31, 2015. The decrease in cash and short-term investments during the six months ended June 30, 2016 was primarily due to expenditures related to our research and development activities and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.
Net cash used in operating activities was $29.0 million and $21.1 million for the six months ended June 30, 2016 and 2015, respectively. The variance was primarily due to an increase in research and development operating expenses.
Net used in investing activities was $2.7 million and $31.6 million for the six months ended June 30, 2016 and 2015, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Net cash provided by financing activities was $2.5 million and $82.5 million for the six months ended June 30, 2016 and 2015, respectively. The decrease was primarily related to the May 2015 financing.
In June 2016, we entered into an "at-the-market" (ATM) sales agreement (the "Sales Agreement”) with an outside placement agent (the “Placement Agent”) to sell shares of our common stock with aggregate gross proceeds of up to $50.0 million from time to time, through an ATM equity offering program under which the Placement Agent will act as sales agent. During the six months ended June 30, 2016, we sold 119,400 shares of common stock under the ATM Sales Agreement for net proceeds of $1.3 million.
On May 5, 2015, we closed an underwritten public offering of 10,925,000 shares of our common stock, including 1,425,000 shares of common stock issued pursuant to the underwriter’s exercise of its overallotment option, at the public offering price of $8.00 per share. The net proceeds, after deducting the underwriter’s discounts and commission and other offering expenses, were $81.9 million.
During the six months ended June 30, 2016 stock options to purchase 590,902 shares of common stock were exercised for total proceeds to the Company of $1.6 million. During the six months ended June 30, 2015, warrants and stock options to purchase 144,104 shares of common stock were exercised for total proceeds to the Company of $563,000.
As of June 30, 2016, we had an accumulated deficit of $387.8 million. We have operated at a loss since 1994, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that current cash and short-term investments are sufficient to meet planned working capital requirements for at least the next twelve months.

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

Foreign Currency Risk
We have operated primarily in the United States and most transactions during the six months ended June 30, 2016, have been made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investments in GeneOne and PLS which are denominated in South Korean Won. We do not have any foreign currency hedging instruments in place.
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
Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2016.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced significant operating losses to date; as of June 30, 2016 our accumulated deficit was approximately $387.8 million. We have generated limited revenues, primarily consisting of license and grant revenue, and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.
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

1.1
At-The-Market Equity Offering Sales Agreement dated June 17, 2016 between Inovio Pharmaceuticals, Inc. and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.1 to the registrant's Form 8-K current report filed on June 17, 2016).

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

Inovio Pharmaceuticals, Inc.

Date:	August 5, 2016	By	/s/ J. JOSEPH KIM
J. Joseph Kim President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 5, 2016	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)