Form 10-Q
period 2016-09-30
INOVIO PHARMACEUTICALS, INC.
filed 2016-11-09
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 74,060,530 as of November 1, 2016.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended September 30, 2016

Part I. Financial Information

Item 1.    Financial Statements
INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,250,762	$57,632,693
Short-term investments	96,435,585	105,357,277
Accounts receivable	17,455,108	7,333,059
Prepaid expenses and other current assets	1,391,252	917,257
Prepaid expenses and other current assets from affiliated entity	1,697,213	610,652
Total current assets	140,229,920	171,850,938
Fixed assets, net	8,990,714	7,306,695
Investment in affiliated entity- GeneOne	20,758,587	14,941,277
Investment in affiliated entity - PLS	4,537,761	5,045,915
Intangible assets, net	8,036,874	3,905,860
Goodwill	10,513,371	10,113,371
Other assets	1,482,066	676,803
Total assets	$194,549,293	$213,840,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,183,976	$13,064,899
Accounts payable and accrued expenses due to affiliated entity	493,420	165,047
Accrued clinical trial expenses	7,216,266	2,600,483
Common stock warrants	1,812,502	1,301,138
Deferred revenue	14,829,634	13,449,768
Deferred revenue from affiliated entity	438,542	504,442
Deferred rent	400,200	380,629
Total current liabilities	41,374,540	31,466,406
Deferred revenue, net of current portion	365,687	103,074
Deferred revenue from affiliated entity, net of current portion	180,444	677,371
Deferred rent, net of current portion	5,474,834	5,485,313
Deferred tax liabilities	175,642	175,642
Total liabilities	47,571,147	37,907,806
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Common stock	73,967	72,218
Additional paid-in capital	552,753,321	534,004,564
Accumulated deficit	(408,604,765)	(361,097,896)
Accumulated other comprehensive income	2,659,354	2,708,339
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	146,881,877	175,687,225
Non-controlling interest	96,269	245,828
Total stockholders’ equity	146,978,146	175,933,053
Total liabilities and stockholders’ equity	$194,549,293	$213,840,859
See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Revenue under collaborative research and development arrangements	$2,327,316	$16,475,083	$6,014,161	$25,055,890
Revenue under collaborative research and development arrangements with affiliated entity	574,596	125,000	1,211,316	404,167
Grants and miscellaneous revenue	9,410,648	7,583,151	19,401,029	9,176,492
Grants and miscellaneous revenue from affiliated entity	227,903	—	227,903	—
Total revenues	12,540,463	24,183,234	26,854,409	34,636,549
Operating expenses:
Research and development	26,980,343	16,075,201	64,800,304	42,190,032
General and administrative	5,755,603	4,377,616	16,926,746	13,203,804
Gain on sale of assets	—	—	(1,000,000)	(1,000,000)
Total operating expenses	32,735,946	20,452,817	80,727,050	54,393,836
Income (Loss) from operations	(20,195,483)	3,730,417	(53,872,641)	(19,757,287)
Other income (expense):
Interest and other income, net	391,596	214,982	1,065,797	499,590
Change in fair value of common stock warrants, net	2,690	518,877	(517,334)	467,877
Gain (loss) on investment in affiliated entity	(958,141)	(659,054)	5,817,309	5,849,782
Net income (loss) before income tax benefit	(20,759,338)	3,805,222	(47,506,869)	(12,940,038)
Income tax benefit	—	1,789,246	—	1,789,246
Net income (loss)	(20,759,338)	5,594,468	(47,506,869)	(11,150,792)
Net (income) loss attributable to non-controlling interest	—	—	—	(84,769)
Net income (loss) attributable to Inovio Pharmaceuticals, Inc.	$(20,759,338)	$5,594,468	$(47,506,869)	$(11,235,561)
Net income (loss) per common share attributable to Inovio Pharmaceuticals, Inc. stockholders:
Basic	$(0.28)	$0.08	$(0.65)	$(0.17)
Diluted	$(0.28)	$0.07	$(0.65)	$(0.18)
Weighted average number of common shares outstanding used in per share calculations:
Basic	73,602,834	72,029,644	72,932,199	66,846,481
Diluted	73,789,008	73,961,237	72,932,199	67,018,961

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(20,759,338)	$5,594,468	$(47,506,869)	$(11,150,792)
Other comprehensive income (loss):
Unrealized gain (loss) on investment in affiliated entity, net of tax	(771,727)	3,998,521	(508,153)	3,998,521
Unrealized gain (loss) on short-term investments, net of tax	(83,281)	(20,149)	459,167	(92,951)
Comprehensive income (loss)	(21,614,346)	9,572,840	(47,555,855)	(7,245,222)
Comprehensive (income) loss attributable to non-controlling interest	—	—	—	(84,769)
Comprehensive income (loss) attributable to Inovio Pharmaceuticals, Inc.	$(21,614,346)	$9,572,840	$(47,555,855)	$(7,329,991)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(47,506,869)	$(11,150,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,292,696	733,722
Amortization of intangible assets	968,986	658,049
Change in value of common stock warrants	517,334	(467,877)
Stock-based compensation	7,384,318	4,900,898
Amortization of premiums on investments	200,000	242,384
Gain on short-term investments	(44,928)	—
Deferred rent	(125,408)	317,922
Gain on investment in affiliated entity	(5,817,309)	(5,849,782)
Gain on sale of intangible assets	(1,000,000)	(1,000,000)
Income tax benefit from other unrealized gains on securities	—	(1,789,246)
Changes in operating assets and liabilities:
Accounts receivable	(10,122,049)	(8,161,066)
Prepaid expenses and other current assets	(473,995)	(550,917)
Prepaid expenses and other current assets from affiliated entity	(1,086,561)	748,049
Other assets	(811,233)	(123,002)
Accounts payable and accrued expenses	2,949,097	2,390,927
Accrued clinical trial expenses	4,615,783	935,012
Accounts payable and accrued expenses due to affiliated entity	328,373	2,784,612
Deferred revenue	1,642,479	9,625,906
Deferred revenue from affiliated entity	(562,827)	90,239
Net cash used in operating activities	(47,652,113)	(5,664,962)
Cash flows from investing activities:
Purchases of investments	(42,495,236)	(37,391,913)
Maturities of investments	51,721,024	4,745,000
Purchases of capital assets	(2,672,235)	(1,955,621)
Proceeds from sale of intangible assets	1,000,000	1,000,000
Purchase of intangible assets and other assets	(1,200,000)	—
Net cash provided by (used in) investing activities	6,353,553	(33,602,534)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	5,458,284	81,902,363
Proceeds from stock option and warrant exercises, net of tax payments	1,607,904	2,439,506
Other financing activities	(149,559)	(149,559)
Net cash provided by financing activities	6,916,629	84,192,310
(Decrease) Increase in cash and cash equivalents	(34,381,931)	44,924,814
Cash and cash equivalents, beginning of period	57,632,693	40,543,982
Cash and cash equivalents, end of period	$23,250,762	$85,468,796

Supplemental disclosure of non-cash activities
Common stock issued for purchase of Bioject	$4,300,000	$—
Change in amounts accrued for purchases of property and equipment	$169,980	$475,123
Lease incentive recorded as fixed assets and deferred rent	$134,500	$186,573
See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Operations
Inovio Pharmaceuticals, Inc. (the “Company” or “Inovio”), a clinical stage biopharmaceutical company, develops active DNA immunotherapies and vaccines in combination with proprietary electroporation delivery devices to prevent and treat cancers and infectious diseases.  Inovio’s synthetic products are based on the Company’s SynCon® design.  The Company has completed, current or planned clinical programs of its proprietary SynCon® products for HPV-caused pre-cancers and cancers, influenza, prostate cancer, breast/lung/pancreatic cancer, hepatitis C virus (HCV), hepatitis B virus (HBV), HIV, Ebola, Middle East Respiratory Syndrome (MERS) and Zika virus.  The Company's partners and collaborators include MedImmune, LLC, The Wistar Institute, University of Pennsylvania, GeneOne Life Science Inc. ("GeneOne"), Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, National Institute of Allergy and Infectious Diseases (“NIAID”), United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”),  and Defense Advanced Research Projects Agency (“DARPA”). Inovio is incorporated in Delaware.

2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of September 30, 2016, condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2016 and 2015 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2016 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, included in the Company's Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2016. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events after the balance sheet date of September 30, 2016 through the date it filed these unaudited condensed consolidated financial statements with the SEC.
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
4. Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. In conjunction with the acquisition in June 2009 of VGX Pharmaceuticals (the “Merger”), the Company acquired a majority interest in VGX Animal Health and certain shares in GeneOne (a publicly-traded company in South Korea). The Company consolidates Genetronics, Inc. (a wholly-owned subsidiary of Inovio Pharmaceuticals, Inc.), VGX Pharmaceuticals and its subsidiary VGX Animal Health and records a non-controlling interest for the 15% of VGX Animal Health it does not own as of September 30, 2016 and December 31, 2015. The Company's investment in GeneOne, which is recorded as investment in affiliated entity within the condensed consolidated balance sheets is accounted for at fair value on a recurring basis, with changes in fair value recorded on the condensed consolidated statements of operations within gain (loss) on investment in affiliated entity. All intercompany accounts and transactions have been eliminated upon consolidation.
Variable Interest Entities
The FASB issued authoritative guidance that requires companies to perform a qualitative analysis to determine whether a variable interest in another entity represents a controlling financial interest in a variable interest entity. A controlling financial interest in a variable interest entity is characterized by having both the power to direct the most significant activities of the entity and the obligation to absorb losses or the right to receive benefits of the entity. This guidance requires on-going reassessments of variable interests based on changes in facts and circumstances. The Company determined that none of the entities with which the Company currently conducts business and collaborations are variable interest entities except VGXI (a wholly-owned subsidiary of GeneOne). The Company determined that they are not the primary beneficiary as they do not have voting control or other forms of control over the operations and decision making and therefore are not required to consolidate VGXI. The Company continues to assess its variable interests and has determined that no significant changes have occurred as of September 30, 2016.
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
ASU, No. 2014-15- In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements Going Concern, which intends to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosure. ASU 2014-15 defines the term substantial doubt and requires an assessment for a period of one year after the date of the issuance of the financial statements. It requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The guidance becomes effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of this guidance will have no impact on the Company's financial statements.
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

6. Investments
Investments consist of mutual funds, United States corporate debt securities, municipal bonds and an equity investment in the Company's affiliated entity Plumbline Life Sciences, Inc. ("PLS") at September 30, 2016 and December 31, 2015. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses are included in non-operating other income (expense) on the condensed consolidated statement of operations and are derived using the specific identification method for determining the cost of the securities sold.  During the three and nine months ended September 30, 2016 and 2015, a minimal amount of net realized gain (loss) on investments was recorded. The Company assessed each of its investments on an individual basis to determine if any decline in fair value was other-than-temporary. Interest and dividends on investments classified as available-for-sale are included in interest and other income, net, in the condensed consolidated statements of operations. As of September 30, 2016, the Company had 37 available-for-sale securities in a gross unrealized loss position of which 8 with a total unrealized loss of $8,000 were in such position for longer than 12 months.
The following is a summary of available-for-sale securities as of September 30, 2016 and December 31, 2015:

		As of September 30, 2016
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$70,053,356	$244,865	$(62,554)	$70,235,667
US corporate debt securities	Less than 2	26,221,990	15,380	(37,452)	26,199,918
Investment in affiliated entity (PLS)	---	—	4,537,761	—	4,537,761
Total investments		$96,275,346	$4,798,006	$(100,006)	$100,973,346

		As of December 31, 2015
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$78,571,294	$435	$(185,737)	$78,385,992
US corporate debt securities	Less than 2	26,923,855	—	(54,452)	26,869,403
Municipal bonds	Less than 1	101,936	—	(54)	101,882
Investment in affiliated entity (PLS)	---	—	5,045,915	—	5,045,915
Total investments		$105,597,085	$5,046,350	$(240,243)	$110,403,192

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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the nine months ended September 30, 2016 or 2015.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, and are determined using the following inputs as of September 30, 2016:

	Fair Value Measurements at
	September 30, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$13,778,470	$13,778,470	$—	$—
Mutual funds	70,235,667	—	70,235,667	—
US corporate debt securities	26,199,918	—	26,199,918	—
Investments in affiliated entities	25,296,348	25,296,348	—	—
Total Assets	$135,510,403	$39,074,818	$96,435,585	$—
Liabilities:
Common stock warrants	$1,812,502	$—	$—	1,812,502
Total Liabilities	$1,812,502	$—	$—	$1,812,502

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

Level 1 assets include money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investments in GeneOne and PLS. The Company accounts for its investment in GeneOne at fair value on a recurring basis by which the fair value is based on the market value of 1,644,155 common shares on September 30, 2016 and December 31, 2015, listed on the Korean Stock Exchange. The Company accounts for its investment in PLS as an available-for sale security by which the fair value is based on the market value of 395,758 common shares on September 30, 2016, listed on the Korea New Exchange (KONEX) Market. The Company elected the fair value option in conjunction with the investment in GeneOne at the inception of the investment therefore changes in the fair value of the investment are reflected as other income (expense) in the condensed consolidated statements of operations.  The Company did not elect the fair value option for the investment in PLS at the inception of the investment, but rather recorded the investment under the equity method until its ownership interest dropped below 20% in June 2015 and accordingly began recording the investment under the cost method using the carryover basis from the equity method of zero. Once shares of PLS began trading on the KONEX, the Company classified the investment as available-for-sale and began recording the investment at fair value with changes in fair value reflected in other comprehensive income (loss).
Level 2 assets at September 30, 2016 include US corporate debt securities and mutual funds held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing their assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
Level 3 assets held as of September 30, 2016 include the second warrant received by the Company to purchase shares of common stock of OncoSec Medical Incorporated (“OncoSec”), in connection with the second amendment to the Asset Purchase Agreement between the Company and OncoSec signed in March 2012. This warrant to purchase 150,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $20.00 per share. The first warrant to purchase 50,000 shares of common stock of OncoSec at an exercise price of $24.00 per share, expired in September 2016.
The Company reassesses the fair value of the OncoSec warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of OncoSec stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on publicly available historical data and knowledge of OncoSec. The Company reassesses the fair value of the warrants at each reporting date. The assumptions used to estimate the fair values of the OncoSec common stock warrant at September 30, 2016 are presented below:

Risk-free interest rate	0.43%
Expected volatility	88%
Expected life in years	0.5
Dividend yield	—

As a result of these calculations, the Company recorded a decrease in fair value of the warrants of $0 and $6,000 for the three and nine months ended September 30, 2016, respectively and $98,000 and $461,000 for the three and nine months ended September 30, 2015, respectively. The change in fair value is reflected in the Company's condensed consolidated statements of operations as a component of change in fair value of common stock warrants.
The following table presents a summary of changes in fair value of the Company’s total Level 3 financial assets for the nine months ended September 30, 2016:

Balance at January 1, 2016	$5,970
Decrease in fair value included in change in fair value of common stock warrants	(5,970)
Balance at September 30, 2016	$—

Level 3 liabilities held as of September 30, 2016 consist of common stock warrant liabilities associated with warrants to purchase the Company's common stock issued in March 2013. If unexercised, the warrants will expire in September 2018. During the three and nine months ended September 30, 2016 and 2015, none of these warrants were exercised.
As of September 30, 2016 the Company has a $1.8 million common stock warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. The assumptions used to estimate the fair value of common stock warrants at September 30, 2016 are presented below:

Risk-free interest rate	0.73%
Expected volatility	60%
Expected life in years	2.0
Dividend yield	—
Changes in these assumptions as well as in the Company's stock price on the valuation date can have a significant impact on the fair value of the common stock warrant liability. As a result of these calculations, the Company recorded a (decrease) increase in fair value of $(3,000) and $511,000 for the three and nine months ended September 30, 2016, respectively, and a decrease in fair value of $(616,000) and $(929,000) for the three and nine months ended September 30, 2015, respectively. The change in fair value is reflected in the Company's condensed consolidated statements of operations as a component of change in fair value of common stock warrants.
The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the nine months ended September 30, 2016:

Balance at January 1, 2016	$1,301,138
Increase in fair value included in change in fair value of common stock warrants	511,364
Balance at September 30, 2016	$1,812,502

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

The fair value of the acquired intangible assets was based on the discounted cash flow method that estimated the present value of a revenue stream derived from the licensing of the Bioject technology. These projected cash flows were discounted to present value using a discount rate of 14%. The fair value of the developed technology is being amortized on a straight-line basis over the estimated useful life of 15 years. The fair value of the remaining intangible assets acquired is being amortized on a straight-line basis over the estimated useful life of between 2-5 years. The excess of the acquisition date consideration over the fair values assigned to the assets acquired was recorded as goodwill. The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the technologies and know-how of Bioject with the Company's existing business. This includes synergies expected from combining Bioject's needle-free injection technology with the Company's existing electroporation delivery devices.
The purchase price allocation was prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired. Any measurement period adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

9. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		September 30, 2016			December 31, 2015
	Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross		Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill(a)		$10,513,371	$—	$10,513,371	$10,113,371		$—	$10,113,371
Amortizing:
Patents	8 – 17	5,802,528	(5,599,335)	203,193	5,802,528		(5,516,122)	286,406
Licenses	8 – 17	1,323,761	(1,154,674)	169,087	1,323,761		(1,133,113)	190,648
CELLECTRA®(b)	5 – 11	8,106,270	(6,718,257)	1,388,013	8,106,270		(6,397,947)	1,708,323
GHRH(b)	11	335,314	(232,344)	102,970	335,314		(208,581)	126,733
Bioject (c)	2 – 15	5,100,000	(351,389)	4,748,611	—	—	—	—
Other(d)	18	4,050,000	(2,625,000)	1,425,000	4,050,000		(2,456,250)	1,593,750
Total intangible assets		24,717,873	(16,680,999)	8,036,874	19,617,873		(15,712,013)	3,905,860
Total goodwill and intangible assets		$35,231,244	$(16,680,999)	$18,550,245	$29,731,244		$(15,712,013)	$14,019,231

(a)
Goodwill was recorded from the Inovio AS acquisition in January 2005, the acquisition of VGX in June 2009 and the acquisition of Bioject in April 2016 for $3.9 million, $6.2 million and $400,000, respectively.

(b)	CELLECTRA® and GHRH are developed technologies which were recorded from the acquisition of VGX.

(c)	Bioject intangible assets represent the fair value of developed technology and intellectual property which were recorded from the acquisition of Bioject.

(d)	Other intangible assets represent the fair value of acquired intellectual property from the Inovio AS acquisition.
Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2016 was $412,000 and $969,000, respectively. Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2015 was $215,000 and $658,000, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $408,000 for the remainder of fiscal year 2016, $1.6 million for 2017, $1.2 million for 2018, $1.1 million for 2019, $547,000 for 2020 and $3.1 million for 2021 and the years thereafter.

10. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of September 30, 2016 and December 31, 2015:

			Outstanding as of
	Authorized	Issued	September 30, 2016	December 31, 2015
Common Stock, par $0.001	600,000,000	73,966,730	73,966,730	72,217,965
Series C Preferred Stock, par $0.001	1,091	1,091	23	23
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

During the nine months ended September 30, 2016, the Company sold a total of 568,248 shares of common stock under the Sales Agreement. The sales were made at a weighted average price of $9.80 per share with net proceeds to the Company of $5.5 million.
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
The following table summarizes the warrants outstanding as of September 30, 2016 and December 31, 2015:

			As of September 30, 2016		As of December 31, 2015
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants	Common Stock Warrant Liability	Number of Warrants	Common Stock Warrant Liability
March 2013 financing	$3.17	September 12, 2018	284,091	$1,812,502	284,091	$1,301,138
Warrants assumed in June 2009 Merger	$4.08-$5.08	April 28, 2016	—	—	276,813	—
Total			284,091	$1,812,502	560,904	$1,301,138
Stock Options
The Company has two active stock-based incentive plans, the Amended and Restated 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees, and the 2016 Omnibus Incentive Plan (the "2016 Incentive Plan").
The 2007 Incentive Plan was adopted on March 31, 2007, approved by the stockholders on May 4, 2007, approved by the stockholders as amended on May 2, 2008, and approved by the stockholders as amended and restated on August 25, 2009, May 14, 2010, May 22, 2014 and May 8, 2015. On May 14, 2010 the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 500,000 and to provide that the aggregate number of shares available for grant under the Incentive Plan will be increased on January 1 of each year beginning in 2011 by a number of shares equal to the lesser of 513,833 or such lesser number of shares as may be determined by the Board. On May 22, 2014 and May 8, 2015, the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 1,250,000 and 2,000,000, respectively. At September 30, 2016, there were 7,770,497 shares of common stock reserved for issuance upon exercise of incentive awards granted and to be granted at future dates under the Incentive Plan. At September 30, 2016, the Company had 322,727 shares of common stock available for future grant under the Incentive Plan, 771,335 shares of unvested restricted stock units and options to purchase 5,910,921 shares of common stock outstanding under the Incentive Plan. The awards granted and available for future grant under the Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The Incentive Plan terminates by its terms on March 31, 2017.
The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the Amended 2000 Stock Option Plan and the VGX Equity Compensation Plan, under which the Company had options to purchase 100,002 and 737,038 shares of common stock outstanding at September 30, 2016, respectively. The terms and conditions of the options outstanding under these plans remain unchanged.
The 2016 Incentive Plan was approved by stockholders on May 13, 2016. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2016 Incentive Plan may not exceed 6,000,000 shares, provided that commencing with the first business day of each calendar year beginning with January 1, 2018, such maximum number of shares shall be increased by 2,000,000 shares of common stock unless the Board determines, for any such calendar year, to increase such maximum amount by a fewer number of shares. As of September 30, 2016, no awards have been granted under the 2016 Incentive Plan.

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
The following tables reconcile the components of the numerator and denominator included in the calculations of diluted income (loss) per share:

	Three Months Ended September 30,
	2016	2015
Numerator
Net income (loss) attributable to Inovio Pharmaceuticals, Inc.	$(20,759,338)	$5,594,468
Reflect adjustment for decrease in fair value of warrant liability	(2,841)	(616,477)
Numerator for use in diluted income (loss) per share	$(20,762,179)	$4,977,991

Denominator
Weighted average number of common shares outstanding	73,602,834	72,029,644
Effect of dilutive potential common shares	186,174	1,931,593
Denominator for use in diluted income (loss) per share	73,789,008	73,961,237

Net income (loss) per share, diluted	$(0.28)	$0.07

	Nine Months Ended September 30,
	2016	2015
Numerator
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(47,506,869)	$(11,235,561)
Reflect adjustment for decrease in fair value of warrant liability	—	(928,978)
Numerator for use in diluted loss per share	$(47,506,869)	$(12,164,539)

Denominator
Weighted average number of common shares outstanding	72,932,199	66,846,481
Effect of dilutive potential common shares	—	172,480
Denominator for use in diluted loss per share	72,932,199	67,018,961

Net loss per share, diluted	$(0.65)	$(0.18)

The following table summarizes potential common shares that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect for the three months ended September 30, 2016 and 2015:

Common Stock Equivalents	2016	2015
Options to purchase common stock	6,747,961	2,812,185
Restricted stock units	771,335	—
Convertible preferred stock	8,456	8,456
Total	7,527,752	2,820,641

The following table summarizes potential common shares that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect for the nine months ended September 30, 2016 and 2015:

Common Stock Equivalents	2016	2015
Options to purchase common stock	6,747,961	5,875,211
Warrants to purchase common stock	284,091	580,904
Restricted stock units	771,335	230,000
Convertible preferred stock	8,456	8,456
Total	7,811,843	6,694,571

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
The weighted average assumptions used in the Black-Scholes model for employees and directors are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Risk-free interest rate	0.83%	1.05%	0.91%	0.99%
Expected volatility	76%	75%	76%	74%
Expected life in years	5.0	5.0	5.0	5.0
Dividend yield	—	—	—	—
Forfeiture rate	7%	7%	7%	7%

Total employee and director compensation cost for the Company's stock plan recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 was $2.1 million and $7.0 million, respectively, of which $1.1 million and $3.8 million were included in research and development expenses and $1.0 million and $3.2 million were included in general and administrative expenses, respectively.
Total employee and director compensation cost for the Company's stock plan recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 was $1.1 million and $4.6 million, respectively, of which $565,000 and $2.6 million were included in research and development expenses and $559,000 and $2.0 million were included in general and administrative expenses, respectively.
At September 30, 2016, there was $6.9 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years.
The weighted average grant date fair value per share (using the Black-Scholes option pricing model) was $5.69 and $4.56 for employee and director stock options granted during the three and nine months ended September 30, 2016, respectively, and $4.59 and $4.62 for employee and director stock options granted during the three and nine months ended September 30, 2015, respectively.
At September 30, 2016, there was $4.4 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.2 years.
The weighted average grant date fair value per share was $9.35 and $7.37 for restricted stock units granted during the three and nine months ended September 30, 2016, respectively, and $7.76 for restricted stock units granted during the nine months ended September 30, 2015. There were no restricted stock units granted during the three months ended September 30, 2015.
The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three and nine months ended September 30, 2016 was $81,000 and $381,000, respectively. Total stock-based compensation for options granted to non-employees for the three and nine months ended September 30, 2015 was $3,000 and $273,000, respectively.

13. Related Party Transactions
GeneOne Life Sciences
On May 26, 2015, the Company entered into a Collaborative Development Agreement with GeneOne to co-develop a DNA vaccine for MERS (Middle East Respiratory Syndrome) through phase I clinical trials.  Under the terms of the agreement, GeneOne will be responsible for funding all preclinical and clinical studies through Phase I.  In return, GeneOne will receive up to 35% milestone-based ownership interest in the MERS immunotherapy upon achievement of the last milestone event of completion of the Phase I safety and immunogenicity study.  The collaborative research program shall terminate upon the completion of activities under the development plan, unless sooner terminated.
In January 2016, the Company and Gene One entered into a First Amendment to the May 2015 Collaborative Development Agreement to expand the agreement to test and advance the Company's DNA-based vaccine for preventing and treating Zika virus.  GeneOne will be responsible for funding all preclinical and clinical studies through Phase I.  In return, GeneOne will receive up to 35% milestone-based ownership interest in the Zika immunotherapy upon achievement of the last milestone event of the completion of the Phase I safety and immunogenicity study. All other agreement terms remain the same.
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
For the three and nine months ended September 30, 2016, the Company recognized revenue from GeneOne of $452,000 and $1.0 million, respectively, which consisted of licensing and other fees from the influenza and Zika collaborations. Operating expenses recorded from transactions with GeneOne for the three and nine months ended September 30, 2016 include $801,000 and $2.1 million, respectively, related primarily to biologics manufacturing. For the three and nine months ended September 30, 2015, the Company recognized revenue from GeneOne of $113,000 and $338,000, respectively, which consisted of licensing and other fees. Operating expenses related to GeneOne for the three and nine months ended September 30, 2015 include $1.1 million and $6.5 million, respectively, related to biologics manufacturing. At September 30, 2016 and December 31, 2015, the Company had an accounts receivable balance of $355,000 and $4,000, respectively, and an accounts payable and accrued liability balance of $93,000 and $165,000, respectively, related to GeneOne and its subsidiaries. At September 30, 2016 and December 31, 2015, $619,000 and $373,000 of prepayments made to GeneOne were classified as long-term other assets on the condensed consolidated balance sheet, respectively.
OncoSec Medical Incorporated
The Company's non-executive Chairman, Dr. Avtar Dhillon, is also the non-executive Chairman of OncoSec.
At September 30, 2016, the Company holds a warrant to purchase 150,000 shares of common stock of OncoSec at an exercise price of $20.00 per share. On September 28, 2016, the Company's warrant expired to purchase 50,000 shares of common stock of OncoSec at an exercise price of $24.00 per share. (See Note 7 for further discussion.)
Plumbline Life Sciences, Inc.
In May 2014, the Company's 85% owned subsidiary VGX Animal Health entered into an agreement for the sale of its animal health assets to PLS of Korea. The assets transferred included an exclusive license with Inovio for animal applications of its growth hormone-releasing hormone ("GHRH") technology and animal DNA vaccines plus a non-exclusive license to Inovio electroporation delivery systems. In return, VGX Animal Health received $2.0 million in cash, of which $1.0 million was received in May 2015 and the remainder in May 2016, and 465,364 shares of PLS, of which the Company received 395,758 shares or approximately 16.9% of PLS common stock.
As of September 30, 2016 the Company accounts for its ownership interest in PLS under the accounting guidance for investments considered available-for-sale (Accounting Standards Codification (ASC) 320). The original carrying value of the Company's investment in PLS was $0. On July 28, 2015, PLS registered on the Korea New Exchange (KONEX) Market. The total carrying value of the Company's investment in PLS was $4.5 million as of September 30, 2016. The fair value is based on the market value of the 395,758 common shares owned, listed on the KONEX. The changes in carrying value of PLS are recorded in the condensed consolidated statements of comprehensive income (loss) as an unrealized gain (loss) on investment in affiliated entity.

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
For the three and nine months ended September 30, 2016, the Company recognized revenue from Wistar of $228,000, related to work performed on a research sub-award agreement. Operating expenses recorded from Wistar for the three and nine months ended September 30, 2016 were $329,000 and $586,000, respectively, related to the collaborative research agreements and sub-contract related to the DARPA Ebola grant. At September 30, 2016, the Company had an accounts receivable balance of $39,000 and an accounts payable and accrued liability balance of $401,000 related to Wistar.

14. Commitments and Contingencies
In October 2016, the Company entered into an office lease (the “new Lease”) for a property located in San Diego, California. The total space is approximately 51,000 square feet. The Company intends to use the facility for office, manufacturing and research and development purposes. The term of the new Lease commences on the earlier to occur of the date the Company first conducts business from any portion of the premises, or June 1, 2017. The initial term of the new Lease is ten years, with a right to terminate on November 30, 2023, with appropriate notice to the landlord.
The base rent adjusts periodically throughout the term of the new Lease, with a portion of the rent abated for certain periods during the first two years of the initial term. In addition, the Company will pay the landlord its share of operating expenses and has paid a security deposit of $95,000.
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
After entering into the new Lease, the Company's future minimum lease payments under all non-cancelable operating leases as of October 10, 2016 are as follows:

Remainder of 2016	$449,000
2017	1,785,000
2018	2,266,000
2019	2,682,000
2020	2,869,000
Thereafter	16,498,000
Total	$26,549,000

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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is considered fixed and determinable and is not contingent upon the delivery of additional items or meeting other specified performance conditions. Based on the results of the Company's analysis, the $27.5 million up-front payment was allocated as follows: $15.0 million to the product license to INO-3112 and $12.5 million for the license to the research collaboration products and related research and developments services. The amount allocated to the license for INO-3112 was recognized as revenue under collaborative research and development arrangements during the year ended December 31, 2015 as this was determined to be earned upon the granting of the license and delivery of the related knowledge and data. The remaining amount related to the research collaboration products and related research and development services is classified as short-term deferred revenue as of September 30, 2016. The Company believes that no substantive value related to the research collaboration products license and research services has been transferred to MedImmune prior to their selection of the first research collaboration product since there is no economic benefit from the research unless such product candidate is selected. Furthermore, if MedImmune decides to not proceed with the selection of the product candidate, the research collaboration product license would be terminated. Therefore, the Company believes the license for the research collaboration products is not delivered until the research services are completed and the selection of the product candidate is made by MedImmune (i.e. exercise of an option). The Company has classified the amount allocated to this deliverable as short-term deferred revenue as it is expected that MedImmune will select a product candidate within the next six months. The Company will recognize revenues associated with the product development services for INO-3112 as revenues under collaborative arrangements as the related services are performed and according to the relative selling price method of the allocable arrangement consideration. During the three and nine months ended September 30, 2016, the Company recognized revenues of $581,000 and $1.3 million from MedImmune, respectively. During the three and nine months ended September 30, 2015, the Company recognized revenues of $15.1 million from MedImmune. As of September 30, 2016, the Company has a deferred revenue and accounts receivable balance of $13.6 million and $1.0 million, respectively, related to the Agreement.
Roche
In September 2013, the Company entered into a Collaborative, License, and Option Agreement (the “Agreement”) with Roche. The companies agreed to co-develop multi-antigen DNA immunotherapies targeting prostate cancer and hepatitis B.
Under the agreement, Roche acquired an exclusive worldwide license for the Company's DNA-based vaccines INO-5150 (targeting prostate cancer) and INO-1800 (targeting hepatitis B) as well as the use of the Company's CELLECTRA® electroporation technology for delivery of the vaccines. Roche also obtained an option to license additional vaccines in connection with a collaborative research program in prostate cancer. Under the terms of the agreement the Company also agreed to perform research and development services, which include preclinical and clinical costs, and manufacturing and supply services, at Roche's expense.
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
On July 28, 2016, Roche provided notice that they would be discontinuing its Agreement with the Company and its development of INO-1800, the Company’s DNA immunotherapy against the hepatitis B virus. The termination was effective in October 2016, 90 days after the date of notice. All of Roche’s rights to INO-1800, including the right to license the product to other parties, have been returned to the Company.
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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is considered fixed and determinable and is not contingent upon the delivery of additional items or meeting other specified performance conditions. Based on the results of the Company's analysis, the $10.0 million up-front payment was allocated as follows: $5.0 million and $3.4 million to the license to INO-5150 and INO-1800, respectively, $1.5 million to the option right and $155,000 to the joint steering committee obligation. The amounts allocated to the licenses for INO-5150 and INO-1800 were recognized as revenue under collaborative research and development arrangements during the year ended December 31, 2013 as these were determined to be earned upon the granting of the license and delivery of the related knowledge and data. Due to the Company's continuing involvement obligations, the remaining amounts were classified as deferred revenue as of December 31, 2013. The Company will recognize revenues associated with research and development services and manufacturing and drug supply as revenues under collaborative arrangements as the related services are performed and according to the relative selling price method of the allocable arrangement consideration. During the three and nine months ended September 30, 2016, the Company recognized revenues of $1.7 million and $4.7 million from Roche, respectively. During the three and nine months ended September 30, 2015, the Company recognized revenues of $1.3 million and $9.9 million from Roche, respectively. Of the revenue recognized during the nine-month period ended September 30, 2015, $3.0 million related to a milestone earned during the period and $3.0 million related to previously deferred revenue that was recognized based on the partial termination of the Agreement in February 2015. As of September 30, 2016, the Company has a deferred revenue and accounts receivable balance of $226,000 and $4.8 million, respectively, related to the Agreement.
DARPA- Ebola
In April 2015, the Company received a grant from the Defense Advanced Research Projects Agency ("DARPA") to lead a collaborative team to develop multiple treatment and prevention approaches against Ebola. The Inovio-led consortium is taking a multi-faceted approach to develop products to prevent and treat Ebola infection. The award covers pre-clinical development costs as well as good manufacturing practice manufacturing costs and the phase I clinical study costs. The funding period is over two years and covers a base award of $19.6 million and an option award of $24.6 million, which was exercised in September 2015. The development proposal includes a second option of $11.1 million to support additional product supply and clinical development activities. The options are contingent upon the successful completion of certain pre-clinical development milestones. During the three and nine months ended September 30, 2016, the Company recognized revenues of

$9.4 million and $17.6 million, respectively, from DARPA related to the grant. During the three and nine months ended September 30, 2015, the Company recognized revenues of $7.3 million from DARPA related to the grant. As of September 30, 2016, the Company has a deferred revenue and accounts receivable balance of $1.3 million and $11.0 million, respectively, related to the DARPA grant.

16. Subsequent Events
In October 2016, the Company entered into an office lease (the “Lease”) for a property located in San Diego, California. The total space is approximately 51,000 square feet. The Company intends to use the facility for office, manufacturing and research and development purposes. The term of the Lease commences on the earlier to occur of the date the Company first conducts business from any portion of the premises, or June 1, 2017. The initial term of the Lease is ten years, with a right to terminate on November 30, 2023, with appropriate notice to the landlord.
The base rent adjusts periodically throughout the term of the Lease, with a portion of the rent abated for certain periods during the first two years of the initial term. In addition, the Company will pay the landlord its share of operating expenses and has paid a security deposit of $95,000.
Between October 1 and October 10, 2016, the Company sold 90,500 shares of common stock under its Sales Agreement for net proceeds of $837,000. No sales were made under the Sales Agreement from October 11, 2016 through November 8, 2016.
On October 24, 2016, the Company announced that the U.S. Food and Drug Administration (FDA) has placed a clinical hold on its proposed phase III clinical program for VGX-3100. A clinical hold is a notification issued by the FDA to a trial sponsor to delay a proposed clinical trial or suspend an ongoing clinical trial. This study has not yet been initiated and has not enrolled or dosed subjects. Additionally, the hold does not pertain to any of the Company's other ongoing clinical studies.
The Company anticipates receiving a formal letter with complete information from the FDA within 30 days. In its initial communication, the FDA has requested additional data to support the Company's shelf-life claim for the single-use disposable array of the newly designed and manufactured CELLECTRA® 5PSP immunotherapy delivery device. The Company is working diligently with the FDA to address its concerns and anticipates that the requested data will be available before the end of this year. The Company estimates that the start of the phase III clinical program will be delayed until the first half of 2017 pending resolution of the FDA’s requests.

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

General
Inovio is a bio-pharmaceutical company that is developing active DNA immunotherapies and vaccines focused on treating and preventing cancers and infectious diseases. Our DNA-based immunotherapies, in combination with our proprietary electroporation delivery devices, are intended to generate robust immune responses, in particular T cells, in the body to fight target diseases. In 2014 we reported that in a controlled phase II clinical study we generated significant, functional antigen-specific T cells that correlated to clinically relevant efficacy against HPV-associated cervical precancer. This data was published in The Lancet in September 2015. We plan to launch a phase III study of this product in the first half of 2017 as part of our VGX-3100 phase III development program and are advancing multiple cancer clinical studies.
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
We or our collaborators are currently conducting or planning clinical studies of our proprietary SynCon® immunotherapies for HPV-caused pre-cancers (including cervical, anal and vulvar neoplasia), HPV-caused cancers (head and neck and cervical), prostate cancer, breast/lung/pancreatic cancer, hepatitis C virus (HCV), hepatitis B virus (HBV), HIV, Ebola, MERS (Middle East Respiratory Syndrome) and Zika virus.

Our corporate strategy is to advance and protect a differentiated immunotherapy platform and use its unique capabilities to design and develop an array of cancer and infectious disease products. We aim to advance products through to commercialization. We continue to leverage third party resources through collaborations and partnerships including product license agreements. Our partners and collaborators include MedImmune, LLC, The Wistar Institute, University of Pennsylvania, GeneOne Life Science Inc., Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, National Institute of Allergy and Infectious Diseases (“NIAID”), United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”),  and Defense Advanced Research Projects Agency (“DARPA”).
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
Recent Developments
On July 28, 2016 Roche provided notice that they would be discontinuing our collaboration and the development of INO-1800, our DNA immunotherapy against the hepatitis B virus. The termination was effective in October 2016, 90 days after the notice date. All of Roche’s rights to INO-1800, including the right to license the product to other parties, have been returned to us. We plan to continue to develop our hepatitis B DNA vaccine (INO-1800) and independently advance our phase I study of INO-1800.
In August 2016, we incorporated a 100%-owned subsidiary, GENEOS Therapeutics, Inc., to develop and commercialize neo-antigen based personalized cancer therapies. While we pursue our SynCon® immunotherapy design to break tolerance and create cancer products targeting shared tumor specific antigens, GENEOS will exclusively focus on leveraging the Company's DNA immunotherapy technology platform to advance the field of patient-specific neo-antigen therapies.  Our clinically validated DNA based platform is well suited for advancing individualized therapies due to its rapid product design and manufacturing benefits, ability to combine multiple neo-antigens into formulations, and generation of potent killer T cell responses that are needed to drive clinical efficacy.
On October 24, 2016, we announced that the U.S. Food and Drug Administration (FDA) has placed a clinical hold on our proposed phase III clinical program for VGX-3100. A clinical hold is a notification issued by the FDA to a trial sponsor to delay a proposed clinical trial or suspend an ongoing clinical trial. This study has not yet been initiated and has not enrolled or dosed subjects. Additionally, the hold does not pertain to any of our other ongoing clinical studies.
We anticipate receiving a formal letter with complete information from the FDA within 30 days. In its initial communication, the FDA has requested additional data to support our shelf-life claim for the single-use disposable array of the newly designed and manufactured CELLECTRA® 5PSP immunotherapy delivery device. We are working diligently with the FDA to address its concerns and anticipate that the requested data will be available before the end of this year. We estimate that the start of the phase III clinical program will be delayed until the first half of 2017 pending resolution of the FDA’s requests.
As of September 30, 2016 we had an accumulated deficit of $408.6 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

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

Results of Operations

Revenue. We had total revenue of $12.5 million and $26.9 million for the three and nine months ended September 30, 2016, respectively, as compared to $24.2 million and $34.6 million for the three and nine months ended September 30, 2015, respectively. Revenue primarily consists of revenue under collaborative research and development arrangements, grants and government contracts.
Revenue under collaborative research and development arrangements, including arrangements with affiliated entities, was $2.9 million and $7.2 million for the three and nine months ended September 30, 2016, respectively, as compared to $16.6 million and $25.5 million for the three and nine months ended September 30, 2015, respectively. The decrease for the three-month period year over year was primarily due to the up-front revenue recognized in 2015 from our Agreement with MedImmune entered into in August 2015 (See Note 15). The decrease for the nine-month period year over year was primarily due to the up-front revenue recognized in 2015 from our Agreement with MedImmune as well as the revenue recognized from the Roche Agreement in 2015, related to the partial termination of the Agreement in February 2015 as well as the $3.0 million milestone earned during the period.
During the three and nine months ended September 30, 2016, we recorded grant and miscellaneous revenue, including arrangements with affiliated entities, of $9.6 million and $19.6 million, respectively, as compared to $7.6 million and $9.2 million for the three and nine months ended September 30, 2015, respectively.  The increase for the three-month period year over year was primarily due to an increase in revenue recognized from our DARPA Ebola grant of $2.1 million. The increase for the nine-month period year over year was primarily due to an increase in revenue recognized from our DARPA Ebola grant and subcontract with the University of Pennsylvania for the treatment of infectious diseases of $10.3 million and $572,000, respectively, offset by a decrease in revenue recognized from our contract with the NIAID of $643,000.
Research and development expenses. Research and development expenses for the three and nine months ended September 30, 2016, were $27.0 million and $64.8 million, respectively, as compared to $16.1 million and $42.2 million for the three and nine months ended September 30, 2015, respectively. The increase for the three-month period year over year was primarily due to increased expenses related to our DARPA Ebola grant, an increase in clinical studies expenses, an increase in employee headcount to support clinical trials and partnerships, an increase in expenses related to our Hepatitis B collaboration and an increase in non-cash stock based compensation of $5.6 million, $2.8 million, $2.1 million, $511,000 and $471,000, respectively. These were offset by a decrease in sub-license fee expense based on the up-front payment received from MedImmune and Roche milestone achievement in 2015 of $2.4 million, among other variances. The increase for the nine-month period year over year was primarily due to an increase in expenses related to our DARPA Ebola grant, an increase in clinical studies expenses, an increase in employee headcount to support clinical trials and partnerships, an increase in contract labor and engineering and laboratory supplies and an increase in non-cash stock based compensation of $7.4 million, $6.6 million, $6.0 million, $1.9 million and $1.2 million, respectively. These were offset by a decrease in sub-license fee expense based on the up-front payment received from MedImmune and Roche milestone achievement in 2015 of $2.6 million, among other variances.
General and administrative expenses. General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, for the three and nine months ended September 30, 2016, were $5.8 million and $16.9 million, respectively, as compared to $4.4 million and $13.2 million for the three and nine months ended September 30, 2015, respectively. The increase for the three-month period year over year was primarily due to an increase in non-cash stock based compensation, employee headcount, employee training, recruitment and related expenses and amortization of intangible assets of $534,000 $331,000, $293,000 and $211,000, respectively, among other variances. The increase for the nine-month period year over year was primarily due to an increase in non-cash stock based compensation, employee headcount, employee training, recruitment and related expenses, accounting fees and contract labor of $1.3 million, $787,000, $644,000, $374,000 and $299,000, respectively, among other variances.
Stock-based compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee's requisite service period. Total employee and director compensation cost for our stock plans for the three and nine months ended September 30, 2016 was $2.1 million and $7.0 million, respectively. From these amounts, $1.1 million and $3.8 million were included in research and development expenses and $1.0 million and $3.2 million were included in general and administrative expenses, respectively. Total employee and director compensation cost for our stock plans for the three and nine months ended September 30, 2015 was $1.1 million and $4.6 million, respectively. From these amounts, $565,000 and $2.6 million were included in research and development expenses and $559,000 and $2.0 million were included in general and administrative expenses, respectively. The increase for the three and nine-month period year over year was primarily due to an increase in the number of employee stock options and restricted stock units granted.
Change in fair value of common stock warrants. The net change in fair value of common stock warrants for the three and nine months ended September 30, 2016 was an increase of $3,000 and decrease of $(517,000), respectively, as compared to increases of $519,000 and $468,000 for the three and nine months ended September 30, 2015. The variance is primarily due to the revaluation of the registered common stock warrants issued by us in March 2013. We revalue these warrants at each balance sheet date to fair value. If unexercised, the remaining warrants will expire in September 2018.
Gain (Loss) from investment in affiliated entity. The gain (loss) is a result of the change in the fair market value of the investment in GeneOne for the three and nine months ended September 30, 2016 and 2015.
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

Working Capital and Liquidity
As of September 30, 2016, we had cash and short-term investments of $119.7 million and working capital of $98.9 million, as compared to $163.0 million and $140.4 million, respectively, as of December 31, 2015. The decrease in cash and short-term investments during the nine months ended September 30, 2016 was primarily due to expenditures related to our research and development activities and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.
Net cash used in operating activities was $47.7 million and $5.7 million for the nine months ended September 30, 2016 and 2015, respectively. The variance was primarily due to the increase in net loss for the period due to a decrease in revenue of $7.8 million and an increase in research and development and general and administrative operating expenses of $22.6 million and $3.7 million, respectively. In addition, an up-front payment of $27.5 million was received from MedImmune in September 2015, of which $12.5 million was recorded as deferred revenue at September 30, 2015.
Net cash provided by (used in) investing activities was $6.4 million and $(33.6) million for the nine months ended September 30, 2016 and 2015, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Net cash provided by financing activities was $6.9 million and $84.2 million for the nine months ended September 30, 2016 and 2015, respectively. The cash from financing activities in 2016 and 2015 was primarily related to the “at-the-market” (ATM) sales agreement entered into in June 2016 and the May 2015 equity financing, respectively.
In June 2016, we entered into an ATM sales agreement with an outside placement agent (the “Placement Agent”) to sell shares of our common stock with aggregate gross proceeds of up to $50.0 million from time to time, through an ATM equity offering program under which the Placement Agent will act as sales agent. During the nine months ended September 30, 2016, we sold 568,248 shares of common stock under the ATM sales agreement for net proceeds of $5.5 million.
On May 5, 2015, we closed an underwritten public offering of 10,925,000 shares of our common stock, including 1,425,000 shares of common stock issued pursuant to the underwriter’s exercise of its overallotment option, at the public offering price of $8.00 per share. The net proceeds, after deducting the underwriter’s discounts and commission and other offering expenses, were $81.9 million.
During the nine months ended September 30, 2016, stock options to purchase 625,925 shares of common stock were exercised for total proceeds to the Company of $1.8 million. During the nine months ended September 30, 2015, warrants and stock options to purchase 514,712 shares of common stock were exercised for total proceeds to the Company of $2.4 million.
As of September 30, 2016, we had an accumulated deficit of $408.6 million. We have operated at a loss since 1994, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that current cash and short-term investments are sufficient to meet planned working capital requirements for at least the next twelve months.

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
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the nine months ended September 30, 2016, have been made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investments in GeneOne and PLS which are denominated in South Korean Won. We do not have any foreign currency hedging instruments in place.
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
Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2016.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced significant operating losses to date; as of September 30, 2016 our accumulated deficit was approximately $408.6 million. We have generated limited revenues, primarily consisting of license and grant revenue, and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.
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

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may not be successful in having the FDA remove the clinical hold on our proposed phase III clinical program for VGX-3100

•	we may not be successful in enrolling a sufficient number of participants in clinical trials;

•	we may be unable to demonstrate that our electroporation equipment and a product candidate's clinical and other benefits outweigh its safety risks;

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.    DEFAULT UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

Description of the GENEOS Therapeutics, Inc. 2016 Equity Incentive Plan
The Company’s wholly owned subsidiary, GENEOS Therapeutics, Inc. (“GTI”), has adopted the GENEOS Therapeutics, Inc. 2016 Equity Incentive Plan (the “GTI Plan”) and related forms of stock option agreements. The purpose of the GTI Plan is to encourage participants to contribute materially to the growth of GTI, thereby benefiting its stockholders, and to align the economic interests of participants in the GTI Plan with those of its stockholders.
The GTI board of directors administers the GTI Plan, which may delegate authority to a committee consisting of members of the GTI board of directors. Generally, all employees, directors and consultants of GTI or of any present or future parent or subsidiary corporations of GTI are eligible to participate in the GTI Plan. Any person eligible under the GTI Plan may be granted a nonqualified stock option. However, only employees may be granted incentive stock options. The GTI board of directors or the committee of the board will specify when options granted under the GTI Plan will become exercisable and vested. Shares of GTI common stock subject to options generally vest and become exercisable in installments, subject to the optionee’s continued employment or service or achievement of specified milestones.
The GTI Plan provides for the grant of incentive stock options under the Internal Revenue Code, nonqualified stock options and stock awards. The maximum number of shares of GTI common stock available for issuance over the term of the GTI Plan may not exceed 2,000,000 shares, all of which may be granted as incentive stock options. If GTI effects a public offering, the maximum aggregate number of shares of GTI common stock that may be subject to grants to any individual during any calendar year will be 1,000,000 shares.
If there is any change in the number or kind of shares of GTI common stock outstanding (i) by reason of a stock dividend, spinoff, recapitalization, stock split, or combination or exchange of shares, (ii) by reason of a merger, reorganization or consolidation, (iii) by reason of a reclassification or change in par value, or (iv) by reason of any other extraordinary or unusual event affecting the outstanding GTI common stock as a class without GTI’s receipt of consideration, or if the value of outstanding shares of GTI common stock is substantially reduced as a result of a spinoff or GTI’s payment of an extraordinary dividend or distribution, the maximum number of shares of GTI common stock available for grants, the maximum number of shares of GTI common stock that any individual participating in GTI Plan may be granted in any year, the number of shares covered by outstanding grants, the kind of shares issued under the GTI Plan, and the price per share of such grants will be appropriately adjusted by the GTI board of directors to reflect any increase or decrease in the number of, or change in the kind or value of, issued shares of GTI common stock to preclude, to the extent practicable, the enlargement or dilution of rights and benefits under such grants.
Each award granted under the GTI Plan will be evidenced by a written agreement between GTI and the participant specifying the number of shares subject to the award and the other terms and conditions of the award, consistent with the requirements of the GTI Plan. The purchase price per share subject to an option must equal at least the fair market value of a share of GTI’s common stock on the date of grant. The purchase price of any incentive stock option granted to a person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock of GTI or any parent or subsidiary corporation of GTI, referred to as a 10% Stockholder, must be at least 110% of the fair market value of a share of GTI’s common stock on the date of grant. The term of any award under the GTI Plan may not be for more than ten years or five years in the case of incentive stock options awarded to any 10% Stockholder. To the extent that the aggregate fair market value of shares of GTI’s common stock subject to options designated as incentive stock options that become exercisable for the first time by a participant during any calendar year exceeds $100,000, such excess options shall be treated as nonqualified stock options.
Generally, an option’s purchase price may be paid in cash, by check, or in cash equivalent, by tender of shares of GTI’s common stock owned by the optionee having a fair market value not less than the exercise price, or by any lawful method approved by the GTI board of directors or by any combination of these.
The shares of GTI common stock issuable under the GTI Plan are subject to a right of first refusal if the participant desires to transfer any such shares, and GTI has the right to repurchase at fair market value any shares of GTI common stock distributed to a participant if the participant ceases to be employed by, or provide service to, GTI.
Upon a change of control, as defined in the GTI Plan, where GTI is not the surviving corporation, unless the GTI board of directors determines otherwise, all outstanding options will be assumed by or replaced with comparable options by the surviving corporation and outstanding stock awards will be converted into stock awards of the surviving corporation, or the GTI board of directors may take any of the other actions specified in the GTI Plan.

Unless sooner terminated, no awards may be granted under the GTI Plan after August 17, 2026. The GTI board of directors may terminate or amend the GTI Plan at any time, but, no amendment may adversely affect an outstanding award without the consent of the participant.
A copy of the GTI Plan is being filed as an exhibit to this Form 10-Q report, and the foregoing summary of the GTI Plan does not purport to be complete and is qualified in its entirety by reference to such exhibit.

ITEM 6.    EXHIBITS

(a)    Exhibits

Exhibit Number	Description of Document

10.1	Office Lease Agreement dated October 10, 2016 by and between 6759 Mesa Ridge Road Holdings, LLC and Inovio Pharmaceuticals, Inc. (filed herewith).

10.2	GENEOS Therapeutics, Inc. 2016 Equity Incentive Plan (filed herewith).

10.3	Form of Incentive Stock Option Agreement under the GENEOS Therapeutics, Inc. 2016 Equity Incentive Plan (filed herewith).

10.4	Form of Employee Non-Qualified Stock Option Agreement under the GENEOS Therapeutics, Inc. 2016 Equity Incentive Plan (filed herewith).

10.5	Form of Outside Director Non-Qualified Stock Option Agreement under the GENEOS Therapeutics, Inc. 2016 Equity Incentive Plan (filed herewith).

10.6	Form of Restricted Stock Agreement under the GENEOS Therapeutics, Inc. 2016 Equity Incentive Plan (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Inovio Pharmaceuticals, Inc.

Date:	November 8, 2016	By	/s/ J. JOSEPH KIM
J. Joseph Kim President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 8, 2016	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)