Form 10-K
period 2016-12-31
INOVIO PHARMACEUTICALS, INC.
filed 2017-03-15
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO
COMMISSION FILE NO. 001-14888

 INOVIO PHARMACEUTICALS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	33-0969592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

660 W. GERMANTOWN PIKE, SUITE 110 PLYMOUTH MEETING, PENNSYLVANIA	19462
(Address of principal executive offices)	(Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (267) 440-4200
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

COMMON STOCK, $0.001 PAR VALUE	NASDAQ
(Title of Class)	(Name of Each Exchange on Which Registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of June 30, 2016 was approximately $632,081,983 based on $9.24, the closing price on that date of the Registrant’s Common Stock on the NASDAQ.
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 74,101,380 as of March 8, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders (the “Proxy Statement’) are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2016.

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
Overview
Inovio is developing active DNA immunotherapies and vaccines focused on treating and preventing cancers and infectious diseases. Our DNA-based immunotherapies, in combination with our proprietary electroporation delivery devices, are intended to generate robust immune responses, in particular T cells, to fight target diseases. In 2014 we reported that in a controlled Phase 2 clinical study we generated significant, functional antigen-specific T cells that correlated to clinically relevant efficacy against HPV-associated cervical dysplasia (precancer). This data was published in The Lancet in September 2015. We are planning to take this product, VGX-3100, into a Phase 3 study for cervical dysplasia in 2017.
Our novel SynCon® immunotherapy design has shown the ability to help break the immune system’s tolerance of cancerous cells. Our SynCon® product design approach is also intended to facilitate cross-strain protection against known and new unmatched strains of pathogens such as influenza. Given the recognized role of CD8+ killer T cells in eliminating cancerous or infected cells from the body and our published Phase 2 results, our scientists believe our active immunotherapies may play an important role in helping fight multiple cancers and infectious diseases. Human data to date have shown a favorable safety profile of our DNA immunotherapies delivered using electroporation.
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
Our corporate strategy is to advance and protect our differentiated immunotherapy platform and use its unique capabilities to design and develop an array of cancer and infectious disease immunotherapy and vaccine products. We aim to advance products through to commercialization. We continue to leverage third party resources through collaborations and partnerships including product license agreements. Our partners and collaborators include MedImmune, LLC, The Wistar Institute, University of Pennsylvania, GeneOne Life Science Inc., ApolloBio Corporation, Plumbline Life Sciences, Inc., Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, National Institute of Allergy and Infectious Diseases (“NIAID”), United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”),  and Defense Advanced Research Projects Agency (“DARPA”).

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

Our immunotherapy platform comprising our DNA-based immunotherapy and electroporation delivery technologies has an important fundamental capability with a multitude of possible disease/product opportunities. The basic goal of our platform is to enable in vivo (in the body) generation of useful immune responses to achieve desired therapeutic and preventive outcomes. We have historically been primarily focused on in vivo generation of disease-specific antigens in the body in order to stimulate prophylactic or therapeutic immune responses. More recently we have embarked on an additional new application: in vivo generation of monoclonal antibodies to achieve preventive and therapeutic outcomes complementary to our antigen-generating immunotherapies.
The essence of our platform is that we encode a DNA plasmid for the genetic sequence of an antigen or monoclonal antibody specific to a targeted disease. We can combine multiple such plasmids into a “product,” inject the plasmids into tissue of the body, use electroporation to facilitate significant cellular uptake of the plasmids, and then enhance the ability of the intracellular machinery that usually produces useful proteins for the functioning of the body to temporarily produce the target antigen or monoclonal antibody. An antigen produced in this manner will then induce the immune system to generate polyclonal antibodies or T cells with the ability to perform their preventive or therapeutic functions. Similarly, monoclonal antibodies generated in this manner can then also trigger desired immune system functions.
With our core technologies we have developed a rich pipeline of pre-clinical and clinical stage products that have generated, in vivo (in the body), best-in-class immune responses, in particular CD8+ T cells fundamental to eliminating cancerous or infected cells. They are showing their potential to be used against potentially any targeted cancer or infectious disease. Our lead immunotherapy (for treating HPV-associated precancer) met its primary and secondary endpoints in a controlled Phase 2 clinical study, achieving statistically significant and clinically relevant efficacy in association with robust T cell activation. This data was published in The Lancet in a paper entitled, “Safety, efficacy, and immunogenicity of VGX-3100, a therapeutic synthetic DNA vaccine targeting human papillomavirus 16 and 18 E6 and E7 proteins for cervical intraepithelial neoplasia 2/3: a randomized, double-blind, placebo-controlled Phase 2b trial.” These results were achieved without serious adverse events. The only statistically significant adverse event was temporary injection site pain and redness.
Our immunotherapies are non-live and non-replicating, and therefore cannot cause the disease. Compared to other technologies our immunotherapies work most naturally with the immune system and within its controls to reduce or minimize the risk of unwanted inflammatory responses.
These results suggest unique and significant market potential not only for our lead product but for our existing and emerging cancer products as well as the broad spectrum of infectious disease products that may be created based on our technology platform.
The Next Generation of Cancer and Infectious Disease Treatment: Inovio's SynCon® Immunotherapies
Our SynCon immunotherapies are designed to treat an existing disease (therapeutic) or prevent a disease (prophylactic) by activating and magnifying an immune response to one or more disease-specific antigens (proteins associated with a cancer or infectious disease that the body will recognize as foreign or not normal). Without the quality control and manufacturing challenges and costs of medicines involving ex vivo processes, we direct the patient’s immune system to fight specific organisms or cells in a highly targeted and robust fashion. We do this simply by introducing the genetic code for a target antigen(s) into cells of the body that will serve as a temporary antigen production facility.
Our immunotherapies consist of one or more DNA plasmids (circular string of DNA) encoding one or more selected antigens. Our approach uniquely enables dramatic uptake of the DNA plasmids by cells in localized tissue (typically muscle in the arm for immunotherapies or in the skin for vaccines). After the DNA code for the targeted antigen(s) is introduced to cells, the cells’ natural machinery for producing proteins necessary for the body’s many functions temporarily produce the selected antigen(s) encoded by the DNA sequences. The antigenic proteins manufactured through this process are then presented to the immune system and trigger one or both of two arms of the immune system: the production of preventive antibodies, known as a humoral immune response, and/or the activation of therapeutic CD8+ T-cells, known as a cellular or cell-mediated immune response. These responses then neutralize or eliminate infectious agents (e.g. viruses, bacteria, and other microorganisms) or abnormal cells (e.g. malignant tumor or infected cells). T cells can be immediately “trafficked” to parts of the body where cells are displaying the target antigen. Memory cells are also created for durable effects.
Our SynCon® DNA immunotherapies are designed to generate antigen-specific antibody and T cell responses. First we identify one or more antigens that we believe are the best targets to direct the immune system toward a particular cancer or infectious disease. We then apply our SynCon® design process, which uses the genetic make-up of the selected antigens from multiple variants of a cancer or strains of a virus.
For each antigen we synthetically create a new genetic sequence that represents a consensus of the slightly different DNA from multiple variants or strains of the targeted antigen. We can synthetically create a differentiated SynCon variant to help the immune system better recognize a cancer self-antigen (a cell and antigen grown in the body), i.e. to “break tolerance.” Alternatively we have proof of principle in human studies that we can generate immune responses with SynCon immunotherapies not matched to different strains of an infectious disease, e.g. influenza, creating more universal protective capabilities against unmatched strains of a circulating virus. These SynCon® constructs may provide a solution to broadly cover the genetic “shift” and “drift” that is typical of many infectious diseases. This new synthetically engineered sequence is similar to the originating sequences but does not match any. It does not exist in nature and is patentable.
The SynCon sequence is inserted into a circular DNA plasmid. The plasmid is optimized at the DNA level for codon usage, improved mRNA stability, and provided with enhanced leader sequences for ribosome loading; it is optimized at the genetic level to enable high expression in human cells. We believe these design capabilities allow us to better target appropriate immune system mechanisms and produce a higher level of the coded antigen to enhance the overall ability of the immunotherapy to induce the desired immune response.
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
Another critical attribute of Inovio’s product development platform is the speed of design, pre-clinical testing, cGMP manufacturing, and regulatory approval for translation into clinical development of its vaccine and immunotherapy products. This is an important feature, particularly as it relates to developing a rapid response to globally emerging infectious diseases. Indeed Inovio has led the way in being globally the first entity in 2016 to move a Zika vaccine into human clinical studies a mere 4.5 months after WHO declared the emerging Zika infections to be a Pandemic Health Emergency of International Concern. Prior to that Inovio led the development of the first MERS vaccine to enter into human clinical studies. As such, Inovio’s rapid development platform is well positioned to support global health agencies in order to develop preparedness countermeasures against bioterrorism and/or emerging pandemic agents.
Published human data from three different SynCon® DNA immunotherapies--two for treating HPV-caused pre-cancers and cancers as well as one for treating HIV infection--have generated best-in-class T cell responses in terms of magnitude, durability, and/or killing effect, providing evidence of their potential to provide preventive and therapeutic capabilities against cancers and infectious diseases. This best-in-class T cell generation has also been correlated to efficacy (as referenced above).
Electroporation Delivery Technology
Despite how compelling the idea of delivering DNA encoding an antigen has been, delivering the DNA or nucleic acids directly into a cell through the cell’s protective membrane has been a significant challenge to the broad field of DNA and RNA vaccines. Our immunotherapies are delivered into cells of the body in a small local area of tissue using our highly efficient, proprietary electroporation (EP) DNA delivery technology. EP uses brief, locally applied electric fields to create temporary and reversible permeability, or pores, in the cell membrane. Using this method increases the cellular uptake of the DNA plasmids by a thousand-fold or more compared to delivering “naked DNA” alone. This extent of cellular uptake has proven to enable the best-in-class immune responses that we have reported, along with the efficacy results generated by these immune responses.
Alternative delivery approaches based on the use of viruses, bacteria, and lipids are complex and expensive and have in the past created concerns regarding safety. Because the vector itself possesses many additional antigens specific to the vector it can attract unwanted immune responses against itself (believed to compromise such vectors’ ability to deliver their DNA “payload” and provide protection). In contrast, DNA vectors possess no antigens of its own: the plasmid results in production of only the target antigen.
We have published data showing superior immune responses generated by our SynCon® immunotherapies delivered using our CELLECTRA® electroporation technology compared to a leading viral vector (Adenovirus type 5) based approach. We have not seen any published data indicating the capability of alternative technologies focused on using genetic code to generate preventive or therapeutic antigens to exceed Inovio’s immune response data obtained to date, nor match the efficacy and immune responses data generated in our controlled Phase 2 study based on in vivo production of such immune responses.
We believe electroporation provides a relatively straightforward, cost effective method for delivering DNA and RNA into cells with high efficiency, minimal complications, and importantly the ability to enable what we believe to be clinically relevant levels of gene expression, immune responses, and efficacy.
Inovio’s Immunotherapy Products and Product Development
Inovio’s primary focus is, independently and in partnerships, to advance the products developed from its integrated platform consisting of its SynCon® immunotherapy and CELLECTRA® electroporation technologies. We are currently developing a number of DNA-based immunotherapies for the prevention or treatment of cancer and chronic infectious diseases. The table on the following page summarizes the status of our product development programs.

Active SynCon® Immunotherapy Development Programs

Development Status
Product Area	Product and Indication(s)	Pre-Clinical	Phase 1	Phase 2	Phase 3	Partner/Funding/Sponsor
Cancer	Cervical dysplasia (CIN 2/3) (VGX-3100)	X	X	X	P	Inovio
	HPV-related cancer (INO-3112) (VGX-3100 + DNA-based IL-12 cytokine)	X	IP			MedImmune
	Prostate cancer (INO-5150 +/- DNA-based IL-12 cytokine)	X	IP			Inovio
	hTERT expressing cancers (breast, lung, pancreatic) INO-1400	X	IP			Inovio
	New cancer target (INO-5400 (hTERT + 2 new antigens) +/- DNA-based IL-12 cytokine with checkpoint inhibitor	X	P			Inovio

Infectious Disease	Hepatitis B Virus INO-1800	X	IP			Inovio
	Hepatitis C Virus INO-1800 + DNA-based IL-28 cytokine)	X	IP			GeneOne Life Sciences/NCI
	Zika (GLS-5700)	X	IP			GeneOne Life Sciences
	Ebola (INO-4212)	X	IP			GeneOne Life Sciences/DARPA
	MERS (GLS-5300)	X	IP			GeneOne Life Sciences/IVI
	HIV (preventive & therapeutic) (PENNVAX®-GP)	X	IP			NIH/NIAID
	Universal influenza (INO-3510)	X	X			NIH
	Biodefense targets	IP				US AMRIID

X	= Completed
IP	= In Progress
P	= Planning
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
Progress in the field of immune checkpoint inhibitors (CIs) created significant optimism regarding the potential for new immunotherapies against a spectrum of cancers. The immune system relies on a safeguard system of checkpoint mechanisms to prevent excessive or incorrectly directed immune responses. Many cancer cells have the ability to “hijack” these checkpoints and neutralize T cells sent by the immune system to eliminate them. Checkpoint inhibitors prevent cancer cells’ ability to interfere with these checkpoints and enable T cells (especially CD8 killer T cells) to complete their appropriate and intended killing function against cancer cells. Clinical studies by multiple companies of different checkpoint inhibitors have shown notable therapeutic impact against melanoma and other cancers - yet, with response rates in the 15-20% range (and only in the case of melanoma going up to the 40% range), there remains an important and valuable opportunity to improve these results. Observations suggest CIs may be less effective if there is not a high enough pre-existing level of antigen-specific CD8 T cells in the tumor micro-environment, ie the tumor is “cold” rather than “hot” (with a significant level of T cells). More recently scientists have recognized that a strong T cell generating “active” immunotherapy may be able to transform a cold tumor into a hot tumor and in combination with a checkpoint inhibitor may possess significant therapeutic potential to fight cancers.
More recently, a new category of immunotherapies called adoptive cell transfer, for example CAR-T technology, has provided further evidence of the merit of providing an enhanced T cell presence to fight cancer. CAR-T has achieved dramatic results in B cell cancers. Unfortunately it has also been associated with significant side effects. When this technology has been applied to solid tumors it has generated significant cytokine storms that have resulted in severe side effects including deaths. Moreover, adoptive cell transfer such as CAR-T, like dendritic cell therapy, involves removing T cells from a patient, modifying them to better target a cancer cell, multiplying the T cells, then returning them to the patient. These complex therapeutic products need to be manufactured and released for each patient, leading to expensive manufacturing and increased supply chain complexity. Moreover, this technology is still in early clinical development.
So while the last two decades have yielded promising technology advancements that better harness or activate capable killer T cells, there is significant untapped potential to develop “ideal” immunotherapies to fight cancers and infectious diseases.
What is an “ideal” active immunotherapy? We want products that are effective, efficient, and safe. Specifically we want immunotherapies that:

•	Target disease-specific antigens (i.e. proteins unique to a cancer or infectious disease)

•
Do not depend on complex manufacturing processes such as removal of dendritic cells or T-cells from the patient that are then modified in the laboratory, amplified and then re-introduced in the patient as autologous or allogeneic cell based therapies.

•	Activate functional killer T cells with the necessary killing tools (e.g. granzyme and perforin)

•	Generate robust T cell responses (e.g. a significant number of T cells) that are persistent and durable over time (memory response)

•	Do not induce unwanted immune responses

•	Do not induce toxic inflammatory responses

•	Are capable of “breaking tolerance” of cancer cells grown in the body.
Our Phase 2 data (discussed under HPV Immunotherapy-VGX-3100) show we are achieving these ideal characteristics with our active immunotherapy approach to activating significant antigen-targeted T cells and we are advancing a growing pipeline of pre-clinical and clinical immunotherapy products.
HPV Immunotherapy-VGX-3100
High Grade Cervical Dysplasia (CIN 2/3)
Human papillomavirus (HPV) is a causative agent responsible for cervical pre-cancers (cervical dysplasia), cervical cancer, other anogenital cancers, and one of the most rapidly growing cancers in men - head & neck cancer. At any given time, approximately 11% of the world’s population is infected with HPV.
HPV is the most common viral infection of the reproductive tract and is recognized as the major cause of cervical cancers. Almost 300 million women globally are estimated to be infected with HPV, with another 30 million additional cases that have progressed to the pre-cancerous stage. Every year over 500,000 new cases of cervical cancer are diagnosed world-wide and approximately half of these women die. Virtually all cases are linked with persistent infection with HPV. Challenges with acceptance, accessibility, and compliance of preventive vaccines have resulted in only 40% of young women being vaccinated in the US, and even less in other countries around the world.
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
There is an annual incidence rate of CIN 1 caused by HPV types 16 and 18 of 1.4M in the US and 1.3M in the top 5 European countries. There is an annual incidence rate of CIN 2/3 caused by HPV types 16 and 18 of 195K in the US and 233K in Europe. These represent a significant market opportunity. CIN 1 has no treatment. CIN 2/3 is served only by an invasive surgical procedure.

There are currently two FDA approved preventive vaccines, Gardasil® and Cervarix®, that protect against HPV types 16 and 18, as well as types 6 and 11 (Gardasil). Preventive HPV vaccines cannot treat or protect those already infected with HPV, which is a large population. In addition, not all girls and women eligible to be vaccinated are receiving these vaccines. In 2013, a US national survey found that 57% of girls aged 13-17 years had received at least one dose of the HPV vaccine series, but only 38% had received all 3 doses in the series. In 2014 only 40% had received the full regimen. Currently there is no viable immunotherapy or drug to fight established HPV infection or treat cervical dysplasia and/or cancer caused by HPV.
Current treatment options for cervical dysplasia are unappealing. The “watch-and-wait” process associated with low grade dysplasia (CIN 1) is a stressful approach. The only available treatment option for high grade cervical dysplasia (CIN 2/3) is surgery, which involves ablating or cutting a women’s cervix to remove the pre-cancerous lesions. While surgical procedures are generally effective in removing lesions, they can lead to cervical scarring and longer-term reproductive risks such as pre-term birth, miscarriage, and infertility. Current CIN excisional and ablative procedures increase risk of pre-term births from 5.6% to 10.7% according to Kyrgiou et al in a meta-analysis published June 2016 in the British Medical Journal. Anticipation of these procedures produces significant anxiety for patients, despite their doctor’s reassurances, and full recovery from surgery can take up to several weeks. Because surgery does not clear the underlying HPV infection, there is a 10-16% chance of pre-cancer lesion recurrence as a result of persistent infection or incomplete removal of the lesion during surgery.
Inovio's VGX-3100 is an immunotherapy designed to significantly increase immune responses (humoral and cell mediated) against the E6 and E7 antigens of HPV types 16 and 18 that are present in both pre-cancerous and cancerous cells transformed by these HPV types. E6 and E7 are oncogenes that play an integral role in transforming HPV-infected cells into pre-cancerous and cancerous cells. The goal of the immunotherapy is to stimulate the body's immune system to mount a killer T cell response strong enough to cause the killing of cells producing the E6/E7 protein. The potential of such an immunotherapy would be to treat pre-cancerous dysplasias caused by these HPV types.
Phase 1 Study Results
We completed a Phase 1 study of our cervical precancer immunotherapy (VGX-3100) in 2010. This dose escalation study tested the safety and immunogenicity of VGX-3100 in women previously treated for moderate or severe cervical intraepithelial neoplasia (CIN 2/3), a high grade premalignant lesion that is a precursor to cervical cancer. The trial enrolled patients in three cohorts of six subjects each with VGX-3100 doses of 0.6 mg (0.3 mg each of two DNA plasmids), 2.0 mg, and 6.0 mg. Each subject was dosed at months 0, 1 and 3.
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

More recently, in 2016 we published data in Molecular Therapy - Oncolytics on a follow-on study (HPV-002) to our previously reported Phase 1 study (HPV-001). In this study, all volunteers were offered a booster vaccination (fourth dose) 6-18 months after they had completed their initial 3 dose regimen and 13 were enrolled. We demonstrated that vaccine specific immune responses were persistent for 6-18 months following the initial vaccination regimen and were augmented following the booster dose.  Importantly, the patients had established memory T cells and upon boosting the cells from patients exhibited a CTL phenotype as well as activated CD8 T cells expressing lytic proteins measurable in the periphery. We were also able to identify HPV specific immune signatures in the periphery and identify putative HPV specific T cell receptor sequences in the cervix of vaccinated patients.
Phase 2 Study Results
Based on the successful results from our Phase 1 study, in March 2011 we initiated a randomized, placebo-controlled, double-blind Phase 2 study of VGX-3100 delivered using our CELLECTRA® intramuscular electroporation device in women with HPV type 16 or 18 and diagnosed with, but not yet treated for, high grade cervical intraepithelial neoplasia (CIN 2/3). The women in the study received either 6 mg of VGX-3100 (the highest dose used in our Phase 1 study) or a placebo using the CELLECTRA® in vivo electroporation device at months 0, 1, and 3. The study assessed efficacy by measuring regression of cervical lesions from CIN 2/3 to CIN 1 or normal in the treated versus control subjects. Immunological responses were also measured in this clinical study to assess the ability of this therapy to generate strong T cell responses in a larger, controlled study. Safety was also assessed (ClinicalTrials.gov NCT01304524).
In July 2014 Inovio released top line efficacy data from this Phase 2 clinical trial (HPV-003) for VGX-3100. The primary endpoint, histologic regression, was evaluated 36 weeks after the first treatment. In the per protocol analysis of this three-immunization regimen, CIN2/3 resolved to CIN1 or no disease in 53 of 107 (49.5%) women treated with VGX-3100 compared to 11 of 36 (30.6%) who received placebo. This difference was statistically significant (p=0.017). Intent to treat results were also statistically significant.
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
Patients whose lesions regressed had higher frequencies of HPV-specific CD8+T cells which co-expressed key molecules important in the T cell killing cascade and directly correlated with clinical efficacy. Specifically, we determined that higher levels of CD8+ killer T cells which co-expressed checkpoint molecule CD137 on their surface as well as the cytolytic protein perforin could be a predictive tool for efficacy. As a strong activation marker for CD8+ T cells, stimulation through CD137 has been shown in some systems to confer resistance of CD8+ T cells to the suppressive activity of regulatory T cells and its presence can identify tumor reactive T cells. Perforin is a pore-forming protein deployed by killer T cells to bore holes into the target cell's plasma membrane and destroy the cell. In fact, the difference in frequencies of CD8+ cells expressing CD137 and perforin was greatest in patients who had both regressed their lesions and cleared HPV compared to patients who did not.
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
Preparation and launch of VGX-3100 registration Phase 3 study
Based on the Phase 2 results we have stated our intention to advance VGX-3100 into a Phase 3 study. Following is an update on the steps we are taking toward launching this clinical study.
We completed a one-year follow-up to primarily assess safety.
In preparation for pivotal Phase 3 development and commercialization, we completed a manufacturing technology-transfer to a commercial manufacturing facility and scaled up manufacturing of our VGX-3100 immunotherapy product.
We also designed and manufactured a new electroporation device for commercial use, our CELLECTRA® 5PSP device, which is fully automated, smaller and more user-friendly compared to our Phase 2 device.
With our submission to start the Phase 3, we obtained alignment with the FDA on the trial design of the pivotal Phase 3 program to support an indication in CIN2/3 as well as for the commercial-scale manufactured DNA product. The FDA requested additional information relating to the new CELLECTRA® 5PSP device, including stability data for the device’s single-use disposable electrode array and placed us on a clinical hold pending provision of the additional data on the new device.
This clinical hold was not instituted after a safety issue in an already running clinical study. We had only submitted our Phase 3 regulatory package to the FDA for their review. Rather the hold was intended to delay the trial initiation until the FDA’s comments and questions on the new device are addressed.
We received the FDA’s formal letter with their comments and questions in November 2016. They had no hold comments regarding our trial design or the biologic. We are currently generating the necessary device-related data to prepare our response and aim to start the Phase 3 study in the first half of 2017.
While on device-focused clinical hold we cannot ship product or recruit or enroll subjects. We are able to secure and prepare targeted clinical sites and submit document packages to institutional review boards for ethical review, which would in any event be a critical activity in the early stage of the trial since in a larger study all the desired investigational sites would not be immediately up and running. Upon lifting of the clinical hold, we plan to be well positioned with clinical sites that are ready to enroll.
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
VGX-3100 has the potential to be a less-invasive first-line medical treatment option that is focused on preserving reproductive health.
Inovio also plans to expand VGX-3100 to treat other dysplasia conditions caused by HPV infections such as vulvar and anal intraepithelial neoplasias, with the intent to launch at least one new Phase 2 study in 2017.
In February 2017 we announced that we entered into a License and Collaboration Agreement (the “ApolloBio Agreement”) with ApolloBio Corporation providing ApolloBio with the exclusive right to develop and commercialize VGX-3100 within Greater China (China, Hong Kong, Macao, Taiwan). Details of this ApolloBio Agreement are provided under Corporate Development.
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
In June 2014 we initiated a Phase 1/2a clinical study (ClinicalTrials.gov: NCT02163057) assessing the immunogenicity and safety of INO-3112 (VGX-3100 in combination with a DNA-based IL-12 cytokine (INO-9012)) in head & neck cancer patients. We added our DNA-based IL-12 immune activator to VGX-3100 for this cancer study because our HIV immunotherapy clinical study (HVTN-080) showed that the addition of IL-12 to our DNA immunotherapy can enhance the activation of CD8 T cells.
This open-label Phase 1 study called HPV-005 fully enrolled 22 adults with HPV16 and/or HPV18-positive head & neck squamous cell carcinoma (HNSCC) were treated with INO-3112 and followed for safety, immune and clinical responses. In one part of the study, 6 patients were treated with INO-3112 before and after resection of their tumor. In the second part of the study, 16 patients were treated with INO-3112 after completion of chemotherapy and radiation therapy. Each INO-3112 treatment was administered using Inovio's CELLECTRA® delivery system.
In November 2015 we reported interim data showing that INO-3112 generated robust HPV16/18 specific CD8+ T cell responses and antibodies against HPV16/18 in all 10 tested patients for whom data analyses were complete at that time. The treatment was well tolerated in all evaluable patients.
In November 2016 we reported interim immunology results showing that in the group treated before resection (one dose averaging 14 days and ranging 7 to 28 days prior to definitive surgery) and post-surgery (three additional doses), INO-3112 generated robust HPV16/18 specific CD8+ T cell responses in peripheral blood in four of five subjects who also showed increased T cell activation in resected tumor tissue samples. (One subject withdrew consent after surgery, leaving five evaluable subjects in this group.) These four subjects remained disease free in continuing follow-up that ranged from nine to 24 months at the time of analysis. One subject with only minimal increases in T cell immune responses developed progressive disease at 11 months post start of the study. These results were presented November 12th at the 2016 Annual Meeting of the Society for Immunotherapy of Cancer (SITC).
CD8+ and FoxP3 T cell expression were evaluated in tumor samples obtained before and after surgery. In addition, ELISpot analysis was performed to determine the number of T cells capable of secreting IFN-ã in response to HPV antigen stimulation. Four of five subjects had robust T cell response as measured by blood ELISpot assay and the same four subjects also showed an average increase of 60% of CD8+ to FoxP3 ratio measured by immunohistochemistry post vaccination, demonstrating increased infiltration of CD8+ T cells as well as reduction of regulatory T cells measured by FoxP3 expression in tumor tissue.
The second treatment group enrolled sixteen subjects who received four doses of INO-3112 after at least two months following completion of definitive chemoradiation or surgery and adjuvant chemoradiation therapy.
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
In June of 2014 we initiated a phase 1/2a clinical study called HPV-004 (ClinicalTrials.gov: NCT02172911) assessing the immunogenicity and safety of INO-3112 (VGX-3100 in combination with INO-9012) in cervical cancer patients. Up to 30 patients with HPV16 and/or HPV18-caused inoperable invasive cervical cancer or recurrent or persistent cervical cancer are being evaluated in an open-label study called HPV-004. Women will receive four treatments of INO-3112 every four weeks after completion of a standard chemoradiation or salvage therapy regimen. Each INO-3112 treatment will be a combination of 6 mg of VGX-3100 and 1 mg of INO-9012 delivered together intramuscularly with the CELLECTRA® delivery system. The study team will evaluate clinical responses and assess disease-free survival and disease recurrence up to 18 months after the initial immunotherapy with Inovio's INO-3112. T cell immune responses will be analyzed pre- and post-immunotherapy in the tumor tissue as well as in the periphery blood samples. This study is ongoing.
In August 2015 we formed a strategic partnership with MedImmune, LLC focused on cancer immunotherapies (see Corporate Development). Under this agreement MedImmune licensed INO-3112, which it intends to study in combination with selected immunotherapy molecules within its pipeline in HPV-driven cancers. Emerging evidence suggests that the benefits from immuno-oncology molecules, such as those in MedImmune's portfolio, can be enhanced when they are used in combination with cancer vaccines that generate tumor-specific T-cells. We expect MedImmune to initiate a combination study in humans in 2017.
HPV Immunotherapy-INO-3106 +/- DNA-Based IL-12 Cytokine
Aerodigestive Cancer

In September 2014 we launched a compassionate Phase 1 clinical trial (ClinicalTrials.gov: NCT02241369) in patients with HPV-caused aerodigestive cancer. Aerodigestive cancer is a condition that affects the lips, mouth, tongue, nose, throat, vocal cords, larynx, and parts of the esophagus and windpipe. Current treatment for HPV-associated aerodigestive cancers includes chemotherapy, radiation, and surgery, all of which have negative side effects.
This Phase 1 study was designed to test INO-3106 alone or in combination with INO-9012 (DNA-based IL-12) in subjects with HPV-6 associated invasive aerodigestive malignancies who have exhausted other treatment options (chemotherapy, radiation and surgery).  This is a physician initiated Investigational New Drug application (IND) and is open to suitable patients for compassionate use.
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
In July 2015 we initiated a Phase 1 trial (ClinicalTrials.gov: NCT02514213) to evaluate our DNA immunotherapy for prostate cancer, INO-5150, in men with biochemically relapsed prostate cancer. This study is evaluating the safety, tolerability, and immunogenicity of INO-5150 alone or in combination with INO-9012, Inovio's DNA-based IL-12 immune activator. The multi-centered study will also evaluate changes in PSA levels, an important biomarker in prostate cancer. This study is intended to enroll 60 patients across 4 dose cohorts. We intend to report preliminary data in 2017.
hTERT Immunotherapy-INO-1400
Human telomerase reverse transcriptase (hTERT) is a significant cancer immunotherapy target. High levels of hTERT have been detected in more than 85% of all human cancers, including breast, lung, and pancreatic cancers, while normal cells showed undetectable levels of telomerase expression. Immunological analysis indicated that hTERT is a widely applicable target recognized by T-cells and can be potentially used as a universal cancer immunotherapy.
In July 2013, we announced that our hTERT DNA cancer immunotherapy administered with our CELLECTRA® electroporation delivery device generated robust and broad immune responses, induced T cells with a tumor-killing function, and increased the rate of survival in pre-clinical studies.
In December 2014 we initiated a Phase 1 clinical trial (ClinicalTrials.gov: NCT02327468) for our hTERT (human telomerase reverse transcriptase) DNA immunotherapy (INO-1400) alone or in combination with our DNA IL-12 immune activator (INO-9012) in adults with breast, lung, or pancreatic cancer at high risk of relapse after surgery and other cancer treatments. This open label, dose escalation study in approximately 54 subjects is evaluating the safety, tolerability, and immunogenicity of INO-1400. We expect to report preliminary data in 2017. We have also stated that INO-1400 will be part of a new product called INO-5401 that will be an immunotherapy comprising three tumor-associated antigens and with which we intend to initiate a clinical study with a checkpoint inhibitor.
Cancer Immunotherapy-INO-5401
We previously reported our intention to initiate in 2017 a clinical study focused on an aggressive cancer with a new immunotherapy product called INO-5401, which would be comprised of three tumor-associated antigens, and that we intended to combine 5401 with a checkpoint inhibitor through a collaborative relationship.
In February 2017 we reported that the three antigens encoded in INO-5401 are WT1, hTERT and PSMA.

We also reported data indicating that our SynCon® WT1 cancer antigen was capable of breaking immune tolerance - a major challenge to researchers striving to develop potent cancer therapies -- and induced neo-antigen-like T cell responses to cause tumor regression in pre-clinical studies. The results were published in Molecular Therapy in an article entitled, “A novel DNA vaccine platform enhances neo-antigen-like T-cell responses against WT1 to break tolerance and induce anti-tumor immunity.”
Study results revealed that while mice did not mount an immune response to native mouse WT1 antigens, mice immunized with Inovio’s SynCon WT1 antigen broke tolerance and generated robust neo-antigen-like T cells. Furthermore, the immunized mice exhibited smaller tumors and prolonged survival in a tumor challenge study. SynCon WT1 DNA vaccination also broke tolerance and generated neo-antigen-like T cell immune responses in Rhesus monkeys, a species whose immune system closely resembles that of humans. Inovio’s ability to overcome the immune system’s usual tolerance of WT1 antigen suggests the potential of its SynCon WT1 antigen to tackle any WT1-expressing cancer in humans, which include pancreatic, brain, lung, thyroid, breast, testicular, ovarian, and melanoma.
Inovio previously reported such results for its SynCon hTERT and PSMA cancer antigens.
The National Cancer Institute previously highlighted WT1, hTERT and PSMA among a list of attractive cancer antigens, designating them as high priorities for cancer immunotherapy development. WT1 was at the top of the list. The hTERT antigen relates to 85% of cancers and WT1 and PSMA antigens are also widely prevalent in many cancers.
These attributes of breaking tolerance and having broader prevalence across different cancers create the potential for INO-5401 to be a powerful universal cancer immunotherapy in combination with different checkpoint inhibitors.
We intend to advance INO-5401 into a phase 1/2 study in combination with a checkpoint inhibitor in the first half of 2017.
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
In April 2015 we initiated a Phase 1 trial called HBV-001 (ClinicalTrials.gov: NCT02431312) to evaluate INO-1800 in patients chronically infected with hepatitis B. This Phase 1, randomized, open-label, active-controlled, dose escalation study was designed to evaluate the safety, tolerability, and immunogenicity of INO-1800 alone or in combination with INO-9112, Inovio's IL-12-based immune activator. This international study is enrolling patients in the United States and Asia Pacific region with a primary endpoint of safety and tolerability of the therapy. The secondary endpoints will evaluate the cellular and humoral immune response to INO-1800 and investigate the therapy's effect on several viral and antiviral parameters. All trial subjects are also medicated with standard-of-care antiviral therapies. The study has completed interim safety reviews with a favorable safety profile to date. Immunology analyses are planned after completion of enrollment.
In August 2016 Roche terminated its collaboration with Inovio for the development of INO-1800, Inovio’s hepatitis B immunotherapy. The termination was finalized in January 2017. All of Roche's rights to INO-1800, including the right to license the product to other parties, have been returned. Inovio was already running a Phase 1 study of INO-1800 initiated in April 2015 and expects to complete enrollment in the first half of 2017 and report preliminary results in the second half of 2017.
Inovio anticipates completing enrollment of the HBV-001 Phase 1 study in the first half of 2017 and expects interim results in the second half of 2017.
Hepatitis C Virus (HCV)-INO-8000/VGX-6150
Hepatitis C virus is a major cause of acute hepatitis. HCV is spread primarily by direct contact with human blood, the major causes worldwide being the use of unscreened blood transfusions and re-use of needles and syringes that have not been adequately sterilized. As many as 75 -85% of newly infected patients may progress to develop chronic infection. Of those with chronic liver disease, 5% - 20% may develop cirrhosis. About 1%-5% of infected people may die from the consequences of long term infection (due to liver cancer or cirrhosis). Globally, more than 170 million people are chronically infected with HCV, which represents a reservoir sufficiently large for HCV to persist, and 3 to 4 million people are newly infected each year. People with chronic HCV infection face an increased risk of developing hepatocellular cancer, a difficult-to-treat cancer with a poor prognosis. Approximately 700,000 people die each year from hepatitis C-related liver diseases.
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
At the end of 2011 we announced positive pre-clinical results from our HCV immunotherapy, INO-8000, which were published in Molecular Therapy. This multi-antigen DNA immunotherapy covers hepatitis C virus genotypes 1a and 1b, the most difficult-to-treat genotypes, and targets the antigens NS3/4A, which includes HCV nonstructural proteins 3 (NS3) and 4A (NS4A), as well as NS4B and NS5A proteins. Following immunization, rhesus macaques mounted strong HCV-specific T cell immune responses strikingly similar to those reported in patients who have cleared the virus on their own. The responses included strong NS3-specific interferon-gamma (IFN-g) induction, robust CD4 and CD8 T cell proliferation, and induction of polyfunctional T cells. Importantly, we also observed functional T cells in the liver.
In October 2013 our partner GeneOne (formerly VGX International Inc.) launched a Phase 1 study (ClinicalTrials.gov: NCT02027116) of this HCV immunotherapy. Under a 2011 development agreement GeneOne is fully funding IND-enabling, Phase 1, and Phase 2 studies for this immunotherapy. They are currently testing VGX-6150 (INO-8000 with DNA-based IL-28 cytokine) in Phase 1 testing in Korea.
In April 2016 we announced that INO-8000 will be evaluated in a Phase 1 trial in chronically infected patients who are not receiving other HCV treatments. The study will enroll patients who are in the early stages of chronic HCV infection to determine the therapy’s ability to decrease and potentially eliminate HCV viral load, measure HCV specific immune responses and durability of these immune responses, and evaluate safety and tolerability. In this dose-escalation study INO-8000 is being combined with increasing doses of DNA-based IL-12 (INO-9012), an immune activator, which in previous studies has been shown to increase the therapeutic immune response to DNA immunotherapies.
The study is funded by the National Cancer Institute’s Division of Cancer Prevention and will be conducted at the Mayo Clinic and other U.S. sites.
Emerging Infectious Diseases
There is a growing international concern and effort focused on how to better diagnose, prevent and treat emerging infectious diseases that continue to wreak havoc around the world. This concern resulted in 2016 in the formation of the Coalition for Epidemic Preparedness Innovation (CEPI), with the vision to better address epidemic outbreaks of infectious diseases at an early stage to prevent them from becoming public health emergencies that result in loss of life, undermine social and economic development and emerge into humanitarian crises.

Recognizing the impact of these diseases and the potential of DNA-based technology to potentially play a vital role in more rapidly and effectively addressing such diseases, Inovio has been proactively advancing with an array of academic, government, non-government, and private collaborators specific product development initiatives in areas including Zika, Ebola, and MERS.
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
In February 2016 Inovio announced that its Zika vaccine administered using Inovio's CELLECTRA® electroporation delivery device resulted in seroconversion, or the development of detectable specific antibodies in the blood, in all vaccinated mice. The vaccinations also generated robust and broad T cell responses as analyzed by the standardized T cell ELISPOT assay. Data reported in May showed that two doses of the Zika DNA vaccine delivered either intramuscularly or intradermally resulted in seroconversion, or the development of detectable specific antibodies in the blood, in all vaccinated non-human primates and broad T cell responses as analyzed by the standardized T cell ELISPOT assay.
These results were later published in Nature Partner Journals (npj) Vaccines in November. Additional data also demonstrated that GLS-5700 protected animals from infection, brain damage and death. All GLS-5700 vaccinated animals were protected from Zika infection after exposure to the virus. In addition, vaccinated mice were protected from degeneration in the cerebral cortex and hippocampal areas of the brain while unvaccinated mice showed significant degeneration of the brain after Zika infection.
Prior preclinical studies have tested potential Zika vaccine candidates in animal models involving normal mice and non-human primates that are naturally resistant to Zika. While providing useful immunology data, they cannot provide relevant evidence of an effective means of controlling the spread or medical impacts of this disease by vaccination. In addition to reporting immunogenicity in such Zika-resistant species, this paper represents the first published research to also analyze a Zika vaccine using the special transgenic murine strain A129 lacking interferon alpha and beta receptors (IFNAR-/-), making them highly susceptible to Zika infection and disease. Taking this extra step provided stronger data on how vaccine-generated immune responses could protect against a lethal viral challenge and demonstrates the benefit a Zika vaccine might provide in people.
In June, Inovio was the first to commence a human Zika trial in healthy adult volunteers, with sites in the U.S. and Canada, with the first subject dosed in July. This Phase 1, open-label, dose-ranging study of 40 healthy adult volunteers was designed to evaluate the safety, tolerability and immunogenicity of GLS-5700 administered with the CELLECTRA®-3P device, Inovio’s proprietary intradermal DNA delivery device.
In December Inovio reported that in this fully enrolled Phase 1 trial Zika-naïve subjects in both low dose and high dose vaccine groups demonstrated Zika antigen-specific antibody responses after one or two vaccinations. In addition, the vaccine was well tolerated and no significant safety concerns were noted in any of the 40 subjects out to 14 weeks from initiation of dosing, the latest available data from the study. This study will evaluate safety, tolerability and induction and persistence of Zika specific antibody and T cell responses out to 60 weeks.
In February 2017 we reported that in our fully enrolled 40-subject phase 1 Zika study of GLS-5700, high levels of binding antibodies were measured (ELISA) in 100% (39 of 39) of evaluated subjects after three vaccinations; 82% (32 of 39) after two doses; and 40% (16 of 40) after one dose. The vaccine was well tolerated with no significant safety concerns to date.
In August Inovio and GeneOne announced they initiated a second clinical study of Inovio’s preventive Zika vaccine (GLS-5700), this one designed to enroll 160 subjects in Puerto Rico, where the Zika virus outbreak had been declared a public health emergency. In this placebo-controlled, double-blind trial involving healthy adult volunteers, 80 subjects will receive vaccine and 80 subjects will receive placebo. The study will evaluate the safety, tolerability and immunogenicity of GLS-5700 administered with Inovio’s CELLECTRA®-3P device. The companies will also assess differences in Zika infection rates in participants given either placebo or vaccine as part of an exploratory endpoint.
In December 2016 we also announced the award of a $6.1 million sub-grant to Inovio through The Wistar Institute (total grant value of $8.8 million) to develop a DNA-based monoclonal antibody designed to provide a fast-acting treatment against Zika infection and its debilitating effects. The goal of this program, which is funded by the Bill & Melinda Gates Foundation, is for the researchers to develop a Zika dMAb® therapy ready for human clinical trials in less than two years. See the section Synthetic DNA-based Monoclonal Antibodies Products for further information on our DNA-based monoclonal antibody program.
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
In 2014 we announced our intent to advance our DNA immunotherapy for Ebola into a Phase 1 clinical trial in collaboration with GeneOne Life Science Inc. In the collaboration, Inovio and GeneOne agreed to co-develop Inovio's DNA-based Ebola immunotherapy through a Phase 1 clinical trial. The decision to advance our Ebola immunotherapy was based on positive results achieved in preclinical studies. We observed that 100% of immunized guinea pigs and mice were protected from death after being exposed to the Ebola virus. Unlike the non-immunized animals, immunized animals were also protected from weight loss, a measure of morbidity. Researchers found significant increases in neutralizing antibody titers and strong and broad levels of immunotherapy-induced T-cells, including "killer" T-cells, suggesting that this product could provide both preventive and treatment benefits. This data was published in 2013 in the peer-reviewed journal Molecular Therapy in a paper, "Induction of Broad Cytotoxic T Cells by Protective DNA Vaccination Against Marburg and Ebola."
In April 2015 the company received a grant from the Defense Advanced Research Projects Agency (DARPA) to lead a collaborative team to develop multiple treatment and prevention approaches against Ebola. Other collaborators are MedImmune, the global biologics research and development arm of AstraZeneca; GeneOne Life Sciences and its manufacturing subsidiary, VGXI, Inc.; and David B. Weiner, PhD, Inovio board member, executive vice president at the Wistar Institute and retired professor of Pathology and Laboratory Medicine at The Perelman School of Medicine at the University of Pennsylvania, Emory University and Vanderbilt University. The previous collaboration agreement with GeneOne for Ebola was incorporated into this consortium funded by DARPA.
The Inovio-led consortium is taking a multi-faceted approach to develop products to prevent and treat Ebola infection. These programs include development and early clinical testing of:

•
A therapeutic DNA-based monoclonal antibody product against the Ebola virus infection. This promising new technology has properties that best fit a response to the outbreak in that they could be designed and manufactured expediently on a large scale using common fermentation technology, are thermal-stable, and may provide more rapid therapeutic benefit.

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
The award covers pre-clinical development costs for the dMAb products and protein mAb candidates as well as GMP manufacturing costs and the Phase 1 clinical study costs with the three product candidates. The academic partners are leading Ebola research and medical centers at the front edge of the discovery efforts for highly potent anti-Ebola mAbs. The funding period is over two years and covers a base award of $21 million and an option award of $24 million, which was exercised in September 2015 upon the successful completion of certain pre-clinical development milestones. Inovio has completed all of the vaccine development milestones (see below) and is on track to complete the protein Mab and the dMAb milestones in 2017. Inovio has completed the identification, screening, and selection of the protein MAb and dMAb candidates under the award. In February 2017, DARPA awarded Inovio a No Cost Extension by 1-year to enable the completion of cGMP manufacturing of the protein MAb and the dMAb candidates and preparation of the first human clinical study with the dMAb.
In May 2015 the collaborators initiated a Phase 1 trial (EBOV-001, ClinicalTrials.gov: NCT02464670) for the Ebola DNA vaccine to evaluate safety, tolerability and immune responses in 75 healthy subjects. The study was designed to evaluate INO-4212 and its components INO-4201 and INO-4202, alone or in combination with INO-9012 (DNA-based IL-12), delivered into muscle or skin using Inovio's proprietary DNA delivery technology.
In March 2016 Inovio announced that this fully enrolled Phase 1 study was safe, tolerable, and generated strong T cell and antibody responses.
This initial trial evaluated INO-4212 in five groups of healthy subjects. INO-4212 consists of two optimized SynCon® DNA plasmids coding for the Ebola glycoprotein antigen from circulating Ebola strains from 1975 - 2014. These plasmids were tested separately and together in muscle and skin in five study arms, one including Inovio’s DNA-based IL-12 immune activator. Of 69 evaluated subjects, 64 (92.7%) seroconverted and mounted a strong antibody response to the Ebola glycoprotein antigen following the three dose immunization regimen; 48 subjects (69.6%) seroconverted after only two doses.
Significantly, in the study arm using intradermal (skin) administration, 13 of 13 evaluable subjects (100%) generated antigen-specific antibody responses after only two doses and all remained seropositive after three immunizations. Similarly, in the study arm receiving the vaccine with intramuscular administration in combination with plasmid IL-12, and 13 of 13 evaluable subjects (100%) produced strong antibody responses after three immunizations and12 of 13 (92.3%) demonstrated strong antibody responses after only two immunizations.
The Ebola glycoprotein specific geometric mean antibody titers measured in the five cohorts ranged from over 2,000 to greater than 46,000. Significantly, a majority of vaccinated subjects in each of the five cohorts produced strong Ebola antigen specific T-cell responses as measured by interferon gamma ELISpot analysis.
INO-4212 was well tolerated and had not demonstrated systemic serious adverse effects, such as fever, joint pain, and low white blood cell counts, reported in association with some viral vector based Ebola vaccines currently in development. Moreover, unlike the viral vectored vaccines which must be kept frozen, INO-4212 was formulated in a solution which was refrigerated at 2-8 C.
Detailed immunogenicity and safety data is being prepared for peer-reviewed publication.
In August Inovio announced that enrollment of this study was being expanded to 200 subjects to further characterize and identify in humans the most optimal immunization regimen using intradermal (skin) delivery of its preventive Ebola DNA vaccine. Inovio will be enrolling an additional 125 subjects to assess immune response characteristics generated with fewer intradermal administrations, lower doses, and with and without its DNA-based IL-12 immune activator.
Inovio aims to report additional data from these programs in 2017.
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
Despite the continuing threat of MERS outbreaks, there are no licensed vaccines or treatments for MERS. Since the virus was first identified in Saudi Arabia in 2012, the World Health Organization reports almost 1,900 MERS infections and nearly 700 deaths worldwide. Twenty seven countries have reported cases, including Korea where an outbreak in the summer of 2015 resulted in 186 cases and 38 deaths. While a SARS epidemic in 2003 killed 10% of those infected, MERS has killed about 36% of people who contracted this communicable virus.
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
In May 2015 Inovio announced it would advance its MERS vaccine into a Phase 1 clinical trial in healthy volunteers in a collaboration with GeneOne Life Science Inc.
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
Vaccinations of GLS-5300 in this Phase 1 study of 75 healthy subjects began in February 2016 at the Walter Reed Army Institute of Research (WRAIR) in Maryland, where the trial is being conducted. The primary and secondary goals of this first-in-man Phase 1 trial are to obtain safety and immunogenicity data. This trial represents the first MERS vaccine to be tested in humans for this disease that has no approved vaccines or treatments.
In December 2016 Inovio announced that the International Vaccine Institute (IVI) will provide new funding and support to further advance GLS-5300. IVI will add technical, laboratory and financial support for GLS-5300 clinical trials in Korea with the goal to advance clinical testing toward emergency use authorization by the Korean government as well as authorities of other countries. This collaborative funding is part of a 41 billion Won (USD $34 million) grant publicly pledged in 2015 from the Samsung Foundation to IVI to support the development of a MERS vaccine for emergency use in Korea and internationally.
In February 2017 we reported that in our fully enrolled 75-subject phase 1 study of our MERS DNA vaccine GLS-5300, high levels of binding antibodies were measured (ELISA) in 92% (57 of 62) of evaluated subjects after three vaccinations (84% after two doses; 44% after one dose). The vaccine was well tolerated with no significant safety concerns to date.
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
In October 2009, along with the HIV Vaccines Trial Network (“HVTN”) we initiated a Phase 1 study (HVTN-080) of PENNVAX®-B (with and without a DNA cytokine, DNA IL-12) with the CELLECTRA® electroporation delivery device in healthy, uninfected individuals. The SynCon®vaccine was encoded for HIV antigens gag, pol, and env from HIV subtype, or clade, B. This randomized, double-blind, multi-center study was sponsored by the NIAID, an agency of the National Institutes of Health (the “NIH”), conducted by the NIAID-funded HVTN, and was designed to assess safety and levels of immune responses.
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

•
Compared to a previously conducted HVTN 070 Phase 1 study, which assessed PENNVAX®-B with cytokine adjuvant IL-12 at double the dose, with four immunizations, but without electroporation delivery, response rates in HVTN 080 with electroporation were significantly higher than HVTN 070 CD4 responses (40.7%) and CD8 T cell responses (3.6%). Samples from eight placebo recipients and pre-vaccine samples were negative for both CD4 T cell responses and CD8 T cell responses.

•
PENNVAX®-B delivered using the CELLECTRA® intramuscular electroporation delivery device with or without IL-12 was safe and generally well tolerated. There were no immunotherapy-related serious adverse events. Reported adverse events and injection site reactions were mild to moderate and required no treatment.

A second clinical study testing PENNVAX®-B in a therapeutic setting was conducted in collaboration with the University of Pennsylvania. The HIV-001 open label, Phase 1 study enrolled 12 adult HIV-positive volunteers to assess safety and levels of immune responses generated by PENNVAX®-B delivered with our CELLECTRA® electroporation device. Study volunteers were required to be on a highly active antiretroviral therapy (HAART) regimen, have undetectable plasma viral load (<75 copies/mL), and have CD4 T lymphocyte counts above 400 cells/µL with nadirs over 200 cell/µL. Twelve (12) eligible subjects were administered a four dose series (day 0, weeks 4, 8 and 16) of PENNVAX®-B containing 3 mg of DNA/dose via intramuscular electroporation.
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
In September 2010 the United States Military HIV Research Program (MHRP) initiated a Phase 1 trial (RV262) using one of our prophylactic HIV immunotherapies in a unique prime-boost strategy. This program was developed to protect against diverse subtypes of HIV-1 prevalent in North America, Europe, Africa, and South America. The study is being conducted by the United States MHRP through its clinical research network in the US and East Africa. The prime was a DNA immunotherapy, Inovio's PENNVAX®-G, and the boost was delivered using a vaccinia viral vector, Modified Vaccinia Ankara-Chiang Mai Double Recombinant (MVA-CMDR). Together, the vaccines were designed to deliver a diverse mixture of antigens for HIV-1 subtypes A, B, C, D and E. The study tested PENNVAX®-G delivered with electroporation in conjunction with the MVA-CMDR boost. The NIAID sponsored the study, which was designed to enroll up to 92 participants and assess safety and immune responses. Interim data presented in October 2014 showed that the vaccine administration was generally safe and well tolerated. Antigen specific T cell responses were detected by interferon gamma ELISpot assay in 12/27 subjects and antibody responses were noted by ELISA in 10/11 subjects whose samples had been analyzed up to that point.
Based on the proof-of-concept established with PENNVAX®-B, we were awarded a contract under the NIAID's HIV Vaccine Design and Development Teams program to advance a more optimized preventive HIV DNA vaccine, PENNVAX®-GP, delivered using intradermal electroporation delivery. The contract provided for up to $25.3 million of funding over seven years. The funding and development program covered pre-clinical optimization, immunogenicity and challenge studies in animal models, IND-enabling toxicology studies, cGMP (current good manufacturing practices) manufacturing of all components of the immunotherapy and intradermal CELLECTRA® electroporation device, and the conduct of a Phase 1 human clinical trial.
In September 2015 the first patient was dosed in a Phase 1 trial (HVTN-098, ClinicalTrials.gov: NCT02431767) to evaluate safety and tolerability of PENNVAX®-GP, Inovio's "universal" DNA vaccine for HIV. This human study is in collaboration with the HIV Vaccine Trials Network (HVTN). The trial will measure immune responses following administration of the vaccine in four groups of healthy subjects receiving the vaccine with and without an immune activator (IL-12) and delivered into muscle or skin using Inovio's CELLECTRA® delivery technology.
In 2015 Inovio and its collaborators were awarded an additional $16 million Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant from the National Institute of Allergy and Infectious Diseases (NIAID). This new five-year program grant was awarded based on a peer-reviewed meritorious proposal by Dr. David Weiner, executive vice president at the Wistar Institute, Inovio board member and chair of the scientific advisory board, and Inovio. New PENNVAX® envelope constructs will be designed and tested with Inovio's DNA-based immune activator encoding novel cytokine genes and will be studied in a prime-boost strategy with recombinant HIV envelope proteins. The collaborators will assess different combinations in preclinical models with the goal of generating high levels of neutralizing antibodies mirroring the robust CD8+ T cell responses generated by Inovio's PENNVAX®-B DNA vaccine in previously published clinical studies. The overall goal of this project is to further build upon this important HIV vaccine approach as well as to gain fundamental insight into new technologies to improve vaccination outcomes.
Inovio is working with NIH/DAIDS and collaborators to also launch a Phase 1 clinical study of PENNVAX®-GP in a therapeutic setting.
HIV remains a challenging and tremendously important area of medical research, and we value the NIH's support to further evaluate the immunogenicity and efficacy of our electroporation delivery system and novel preventive HIV immunotherapy candidate.
In July 2016 we announced that our DNA-based monoclonal antibody technology will be deployed to develop products which could be used alone and in combination with other immunotherapies in the pursuit of new ways to treat and potentially cure infection from the HIV virus. See the section called Synthetic DNA-based Monoclonal Antibodies Products for more details on this technology.
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
New influenza viruses are constantly produced by mutation or reassortment, and can develop resistance to standard antiviral drugs. The H5N1 flu virus spread from Asia despite the belief that it was under control immediately after outbreaks there in 2004. In 2005, there were reports of H5N1 in wild birds in Europe. In 2006, there were reports of an H5N1 strain in wild birds and poultry in Africa and the Near East. According to the World Health Organization, the H5N1 bird flu infected 650 people and resulted in 386 deaths (approximately 60% death rate) in 15 countries since 2003 (WHO, February 2014). While H5N1 has never been passed person-to-person and has not spread widely, one concern is the potential for the lethal H5N1 to “reassort” with another of the influenza sub-types that have been prone to spread more rapidly in humans, possibly creating a more dangerous influenza strain. Through 2006, over 140 million birds had been killed and over $10 billion spent to try to contain H5N1 avian influenza, which has a death rate of 90%-100% in birds.
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
In a report in July 2011 of interim data VGX-3400X was found to be generally safe and well tolerated at all dose levels. There were no vaccine-related serious adverse events. Reported adverse events and injection site reactions were mild to moderate and required no treatment.
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
We are seeking additional grant funding to advance our influenza program further.
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
Instead of targeting a specific strain or strains, we developed a universal vaccine strategy to deal with the ever-changing flu threats. Using our SynCon® process, our scientists designed immunotherapies targeting an optimal consensus of HA, NA, and NP proteins derived from multiple strains of each of the Type A sub-types H1N1, H2N2, H3N2 (these three influenza sub-types having been responsible for the majority of seasonal and pandemic influenza outbreaks in humans during the last century), as well as H5N1. In theory, consensus HA vaccine constructs from each sub-type, delivered using our electroporation device, could potentially protect immunized subjects from 90-95% of all human seasonal and pandemic influenza concerns. Additionally, we have also developed an optimal consensus of HA sequences derived from influenza Type B strains. Type B is one of three components of current seasonal influenza vaccinations. Thus, using our SynCon® constructs, we have now developed immunotherapy elements that can target both pandemic-risk (H5N1, H7N9, H1N1) as well as seasonal influenza strains (H3N2, H1N1, influenza B).
 Moreover, using our approach the immunotherapies might not have to be administered annually after the first few priming sessions. Rather, the same combination could be used to boost the immune system every few years.
In September 2012 we announced that an interim analysis of a SynCon® universal H1N1 influenza vaccine showed that it generated protective HAI titers against some of the most prevalent strains of H1N1 influenza from the past 100 years in a Phase 1 clinical trial. The open label Phase 1 study evaluated two H1N1 hemagglutinin (HA) plasmids designed to broadly protect against unmatched influenza strains within different branches of the H1N1 subtype. These plasmids were delivered in healthy adults with Inovio's CELLECTRA® intradermal electroporation device up to three times. The delivered immunotherapy was well tolerated; reported adverse events and injection site reactions were mild to moderate and required no treatment.
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
In December 2012 we reported interim results of a Phase 1 trial that showed that a single dose of our H1N1 universal SynCon® flu immunotherapy followed with a dose of a seasonal flu vaccine generated protective immune responses in 40% of trial subjects compared with a 20% response rate in elderly patients who received the seasonal flu vaccine alone.
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
With the vulnerability of the elderly in mind, this Phase 1 study evaluated the ability of Inovio's SynCon® immunotherapy alone, as well as in combination with the 2012 seasonal influenza vaccine, to generate protective levels of antigen-specific antibody immune responses in a greater proportion of the elderly population as well as to assess the potential for more universal protection against both matched and unmatched seasonal influenza strains.
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
Finally, on our path to develop a universal seasonal flu immunotherapy we completed tests in animal models of our immunotherapy constructs for A/H3N2 and Type B influenza. Our goal is to develop immunotherapies that can also generate HAI titers exceeding 1:40 against unmatched strains within the H3N2 and Type B subtypes. In January 2012, we reported that our immunotherapies for influenza Type A H3N2 and Type B achieved protective antibody responses in immunized animals against multiple unmatched strains.
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
In October 2014 we announced that the Defense Advanced Research Projects Agency (DARPA) awarded $12.2 million to scientists from the Perelman School of Medicine at the University of Pennsylvania, Inovio Pharmaceuticals, and MedImmune to develop and assess dMAb products for influenza and antibiotic resistant bacteria in preclinical studies. This collaboration aims to demonstrate that DNA plasmids can activate sufficient quantities of disease-specific monoclonal antibodies in the body to be protective against a pathogen challenge. See the section Synthetic DNA-based Monoclonal Antibodies Products for more details on our dMAb programs.
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
Synthetic DNA-based Monoclonal Antibodies Products
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
Using our core platform technology, we encode the DNA sequence for a specific monoclonal antibody in a DNA plasmid. We deliver the plasmid directly into cells of the body using electroporation, enabling these cells to manufacture the mAbs in vivo - not outside of the body like conventional mAb technology. This approach provides potentially significant production costs advantages. More importantly, we believe our dMAb products can target a pharmacokinetic profile that provides significant control and advantages in terms of dosing regimen, peak responses, duration of responses, and toxicity.
We expect to design dMAb products not only for new disease targets not currently addressable with conventional mAbs; we can also target existing, commercially successful mAb products. This new application of our core technology platform represents another potentially paradigm-shifting transformation in the immunotherapy field with very significant business potential. We have already designed and produced dMAb products targeting cancer mechanisms including checkpoint inhibition, anti-cancer pathways, e.g. like Herceptin, and anti-Tregs, as well as prophylactic and therapeutic dMAb products for infectious diseases including Ebola, influenza, antibiotic resistant bacteria, dengue and Chikungunya. When the mAb binds to an infectious disease receptor, the immune system then generates natural killer cells and macrophages to clear the virus or bacteria-bound mAbs.

Proof of Concept
Our first published research on a DNA-based on monoclonal antibody was presented in October 2013 in Human Vaccines & Immunotherapeutics in a paper entitled, “Optimized and enhanced DNA plasmid vector based in vivo construction of a neutralizing anti-HIV-1 envelope glycoprotein Fab.” The results demonstrated that a single administration in mice of a highly optimized dMAb® HIV immunotherapy generated antibody molecules in the bloodstream that possessed desirable functional activity including high antigen-binding and HIV-neutralization capabilities against diverse strains of HIV viruses.Importantly, this delivery strategy resulted in a rapid increase (i.e., in as little as 48 h) in Fab levels when compared with protein-based immunization.
A second paper was published in July 2015 in Scientific Reports, a Nature Publishing Group journal, in the paper, "Protection against dengue disease by synthetic nucleic acid antibody prophylaxis/immunotherapy." In this study, a single intramuscular injection of a DNA plasmid encoding a monoclonal antibody targeting dengue protected mice subsequently exposed to the dengue virus. The protection conferred by the monoclonal antibodies expressed by these dMAb products was very rapid, with 100% survival in mice challenged with lethal enhanced dengue disease less than a week after dMAb product administration. While conventional vaccine and monoclonal antibody technologies have shown limited ability to provide an effective solution to dengue to date, the unique attributes and data generated by dMAb products show their potential to provide a needed solution. Furthermore, this short time frame to achieve full protection is significantly more rapid than vaccine-driven protection, which can take weeks to months to reach peak efficacy levels.
A paper published in March 2016 in The Journal of Infectious Diseases , “Rapid and long-term immunity elicited by DNA encoded antibody prophylaxis and DNA vaccination against Chikungunya virus,” discussed our results demonstrating animals transfected with our DNA-based mAb targeting Chikungunya virus (CHIKV) exhibited the specific ability to bind to the CHIKV envelope antigen and this serum possessed CHIKV-neutralizing activity. The treatment of the animals with anti-CHIKV mAb plasmids protected 100% of the treated animals from a lethal injection of CHIKV virus while 100% of the control animals died. The treated animals were also spared virus-related morbidity, as measured by dramatic weight loss and lethargy.
Chikungunya virus (CHIKV) is a serious mosquito-borne alpha-virus responsible for several recent epidemics in tropical Africa and Asia. In mid-2015 the CDC reported that suspected or confirmed cases of Chikungunya had reached 1.74 million in 45 countries or territories in the Americas. There is currently no vaccine or therapeutic against this virus.
Next Steps
In October 2014 we announced that the Defense Advanced Research Projects Agency (DARPA) awarded $12.2 million to scientists from the Perelman School of Medicine at the University of Pennsylvania, Inovio Pharmaceuticals, and MedImmune to develop and assess dMAb products in preclinical studies.
This collaboration aims to demonstrate that DNA plasmids can activate sufficient quantities of disease-specific monoclonal antibodies in the body to be protective against a pathogen challenge. Using the capabilities and advantages of DNA plasmids delivered using electroporation, the team is constructing and evaluating multiple dMAb products focused on influenza virus and antibiotic resistant bacteria (Pseudomonas aeruginosa and Staphylococcus aureus).
In 2016 we expanded the collaboration to include The Wistar Institute after the collaborating investigator Dr. David Weiner moved to the Institute. Successful completion of the initial preclinical activities under the DARPA grant would lead to clinical studies on selected product candidates under suitable future funding from government or non-government organizations.
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

In July 2016 we announced that our DNA-based monoclonal antibody technology will be deployed to develop products which could be used alone and in combination with other immunotherapies in the pursuit of new ways to treat and potentially cure infection from the HIV virus.
Funding for this research is part of a $23 million grant from the National Institutes of Health to The Wistar Institute, an Inovio collaborator. This grant brings together Inovio and more than 30 of the nation's leading HIV investigators to work on finding a cure for the virus. The grant, called BEAT-HIV: Delaney Collaboratory to Cure HIV-1 Infection by Combination Immunotherapy, was one of six awarded by the NIH as part of the Martin Delaney Collaboratories for HIV Cure Research.
In December 2016 we announced the award of a $6.1 million sub-grant through The Wistar Institute to develop a DNA-based monoclonal antibody designed to provide a fast-acting treatment against Zika infection and its debilitating effects. The goal of this program, which is funded by the Bill & Melinda Gates Foundation, is for the researchers to develop a Zika dMAb® therapy ready for human clinical trials in less than two years.

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
Choice of Tissue for DNA Delivery
Skeletal muscle has been a core focus for delivery of DNA-based immunotherapies via electroporation because it is mainly composed of large elongated cells with multiple nuclei. Muscle cells are non-dividing, hence longer-term expression can be obtained without integration of the gene of interest into the genome. Muscle cells have been shown to have a capacity for secretion of proteins into the blood stream. Secreted therapeutic proteins may therefore act systemically and produce therapeutic effects in distant tissues of the body. In this respect, the muscle functions as a factory for the production of the biopharmaceutical needed by the body. As observed in our Phase 2 study (HPV-related cervical dysplasia), intramuscular delivery by electroporation of DNA encoded antigens has been shown to induce both humoral (antibody) and cellular (T cell) immune responses. We envision that delivery of DNA by electroporation to muscle cells will circumvent the costly and complicated production procedures of viral gene delivery vectors, bacterial gene delivery vectors protein-based drugs, conventional vaccines and monoclonal antibodies. This approach may provide long-term stable expression of a therapeutic protein or monoclonal antibody at a sustained level.
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
The new CELLECTRA®-5PSP device has been designed and developed to support our planned VGX-3100 Phase 3 study, which we expect to start in 2017, and commercial use upon product approval. On October 24, 2016, we announced that the U.S. Food and Drug Administration (FDA) placed a clinical hold on our Phase 3 clinical program. A clinical hold is a notification issued by the FDA to a trial sponsor to delay a proposed clinical trial or suspend an ongoing clinical trial. This study has not yet been initiated and has not enrolled or dosed subjects. Additionally, the hold does not pertain to any of our other ongoing clinical studies.
Preparing for our Phase 3 study, we designed and manufactured a new electroporation device for commercial use, our CELLECTRA® 5PSP, which is fully automated, smaller and more user-friendly compared to our Phase 2 device. With our submission to start the Phase 3, the FDA requested additional information relating to this new device such as stability data for the device’s single-use disposable electrode array and placed us on a device-focused clinical hold. We are currently generating the necessary device-related data to prepare our response and aim to start the Phase 3 study in the first half of 2017. The clinical hold is discussed in more detail in the section called HPV Immunotherapy-VGX-3100, High Grade Cervical Dysplasia (CIN 2/3).
While on a clinical hold we cannot ship product, nor recruit or enroll subjects. We are able to secure and prepare targeted clinical sites and submit document packages to institutional review boards for ethical review, which would in any event be a critical activity in the early stage of the trial since in a larger study all the desired investigational sites would not be immediately up and running. Upon lifting of the clinical hold, we plan to be well positioned with clinical sites that are ready to enroll.
Next Generation Electroporation Research and Devices
All of our electroporation delivery systems noted above can increase levels of gene expression (i.e. production of the immune-stimulating protein the immunotherapy was coded to produce) of DNA immunotherapies by 1000-fold or more compared to delivery of DNA immunotherapies via conventional injection alone. Delivery of our SynCon® immunotherapies into muscle or skin tissue with our electroporation systems have generated robust immune responses in humans using different SynCon immunotherapy products for HPV-related precancers (also generating statistically significant efficacy in a controlled Phase 2 study) and cancers, Zika, Ebola, influenza (H5N1 and H1N1), and HIV, as well as against other diseases in animal models.
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
In March 2016 Inovio announced the acquisition of pioneering needle-free jet injection technology, devices, and intellectual property from Bioject Medical Technologies Inc. Inovio’s is developing an integrated non-invasive delivery device combining needle-free Bioject’s jet injection technology with Inovio’s needle-free, skin-surface electroporation technology. Bioject’s needle-free devices, which use high pressure gas or springs to propel liquid medicine into skin, have demonstrated desirable utility, safety, and tolerability attributes in animals and humans. Under a prior research agreement, Inovio assessed this technology with its new EP delivery system and generated compelling antigen expression and immune responses in animals.
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
Under the terms of the agreement, MedImmune made an upfront payment of $27.5 million to us in the third quarter of 2015. MedImmune will fund all development costs. The agreement also calls for potential future payments totaling up to $700 million upon reaching development and commercial milestones. We are entitled to receive up to double-digit tiered royalties on INO-3112 product sales.

Within the broader collaboration, we and MedImmune will develop up to two new, additional DNA-based cancer vaccine products not included in Inovio's current product pipeline, which MedImmune will have the exclusive rights to develop and commercialize. We will receive development, regulatory and commercialization milestone payments and will be eligible to receive royalties on worldwide net sales for these additional cancer vaccine products.
This partnership represents an important step in executing our immuno-oncology combination strategy and advancing Inovio's cancer vaccine R&D pipeline. This agreement builds on the existing partnership between us and MedImmune on two research and development collaborations funded by DARPA focused on developing DNA-based monoclonal antibodies for Ebola, influenza, and bacterial infections.
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
In November 2014 Roche terminated the agreement to co-develop INO-5150, our prostate cancer immunotherapy. All of Roche's rights to INO-5150, including the right to license the product to other parties, were returned to us. We independently initiated a Phase 1 clinical trial of INO-5150 in July 2015.
In July 2016 Roche terminated its collaboration with us for the development of INO-1800, our hepatitis B immunotherapy. The termination was effective in October 2016. All of Roche's rights to INO-1800, including the right to license the product to other parties, have been returned. We were already running a Phase 1 study of INO-1800 initiated in April 2015 and expect to complete enrollment in the first half of 2017 and report preliminary results in the second half of 2017.
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
In October 2011, we entered into a product development collaboration agreement with GeneOne to co-develop our SynCon® immunotherapies for hepatitis B and C infections. Under the terms of the agreement, GeneOne received marketing rights for these immunotherapies in Asia, excluding Japan, and in return was to fully fund IND-enabling and initial Phase 1 and 2 clinical studies. We will receive payments based on the achievement of clinical milestones and royalties based on sales in the licensed territories and will retain all commercial rights in all other territories.
In conjunction with our announcement of our Roche partnership, we also announced that we reacquired the rights, title and interest to the SynCon® hepatitis B immunotherapy in Asia from GeneOne.
In September 2014 we and GeneOne announced a collaboration in which the companies will co-develop our DNA-based Ebola vaccine through a Phase 1 clinical trial. In April 2015 the collaborators received an award from DARPA to further advance the Ebola project. The previous collaboration agreement with GeneOne for Ebola vacine was incorporated into this consortium funded by DARPA. In May 2015, a Phase 1 study of the DNA vaccine part of the project was initiated. Enrollment of this study has been completed. Details of this project are provided under Ebola above.
In May 2015, we announced we will advance its DNA vaccine for MERS (Middle East Respiratory Syndrome) into a Phase 1 clinical trial in healthy volunteers in a collaboration with GeneOne.  Under the terms of the agreement, GeneOne will be responsible for funding all preclinical and clinical studies through Phase 1.  In return, GeneOne will receive up to 35% milestone-based ownership interest in the MERS immunotherapy upon achievement of the last milestone event of completion of the Phase 1 safety and immunogenicity study.  In January 2016 the collaborators announced the initiation of recruitment for the Phase 1 study in partnership with the Walter Reed Army Institute of Research (WRAIR) in Maryland, where the trial is being conducted.

In January 2016, we and Gene One entered into a First Amendment to the May 2015 Collaborative Development Agreement to expand the agreement to test and advance the Company's DNA-based vaccine for preventing and treating Zika virus.
In February 2017, we announced that we had entered into a License and Collaboration Agreement with ApolloBio. While the Agreement has been executed by the parties, the Agreement by its terms will become effective on the date that the ApolloBio board of directors and stockholders approve the Agreement, which is anticipated to occur in the next few weeks. Under this Agreement, ApolloBio licensed INO-3100, providing ApolloBio with the exclusive right to develop and commercialize VGX-3100 within Greater China (China, Hong Kong, Macao, Taiwan). This collaboration on VGX-3100 encompasses the treatment and/or prevention of pre-cancerous HPV infections and HPV-driven dysplasias, and excludes HPV-driven cancers and all combinations of VGX-3100 with other immunostimulants.
Under the collaboration and license agreement, we will receive $15 million in upfront and near term payments comprised of an initial $3 million signing fee and a $12 million milestone upon lifting of the VGX-3100 phase 3 pre-initiation clinical hold by the FDA. Under a separate stock purchase agreement, ApolloBio will invest in our common stock subsequent to lifting of the clinical hold at a volume weighted average price encompassing a trading period prior to and following the lifting of the clinical hold. The stock purchase agreement will become effective at the same time the Agreement becomes effective. The aggregate investment under the stock purchase agreement, which is expected to be completed in the first half of 2017, will not exceed $35 million and may be a lower amount such that ApolloBio will not be our largest shareholder.
ApolloBio will fund all clinical development costs within the licensed territory, and will pay us up to $20 million based upon the achievement of certain regulatory milestones in the United States, China and Korea, and double digit royalties on net sales of VGX-3100. The agreements are subject to People’s Republic of China (PRC) corporate and regulatory approvals, and payments are subject to PRC currency approvals.
Core DNA Immunotherapy Technology and Product License
In March 2016 Inovio signed collaborative research agreements with the Wistar Institute for preventive and therapeutic DNA-based immunotherapy applications and products for cancers and infectious diseases developed by David B. Weiner, Ph.D., and his Wistar laboratory. We will have the exclusive right to in-license new intellectual property developed in this collaboration.
Prior to his recent move to Wistar, the underlying technology for Inovio’s DNA-based products was first developed at Dr. Weiner’s laboratory at the University of Pennsylvania (UPenn). We have license agreements for intellectual property relating to DNA-based immunotherapy technology and multiple products developed at UPenn. The core license agreement with UPenn continues to be in effect.
Under the terms of the original license agreement with UPenn completed in 2007 and amendments in 2010, 2011, 2012, and 2014, we obtained exclusive worldwide rights to develop multiple DNA plasmids and constructs with the potential to treat and/or prevent cancer therapeutic vaccines targeting Wilms' tumor gene or WT1, prostate cancer, other undisclosed cancer antigen targets, HPV, HBV, HCV, HIV, influenza, RSV (respiratory syncytial virus), cytomegalovirus, Chikungunya, dengue fever, malaria, herpes viruses, Middle East Respiratory Syndrome (MERS), Ebola and the family of Filovirus such as Marburg, tuberculosis, foot-and-mouth disease, intestinal infections including Clostridium difficile, and MRSA (methicillin-resistant staphylococcus aureus). In addition, the amended agreement provides global rights to DNA based monoclonal antibodies and new chemokine and cytokine molecular adjuvant technologies.
This agreement and subsequent amendments provide for royalty payments, based on future sales, to UPenn.
Other Collaborations and Grants
We have been successful in securing many different collaborations and grants to assist the research and advancement of its DNA based immunotherapies in multiple disease.
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
In 2014 we along with the Perelman School of Medicine at the University of Pennsylvania and MedImmune were awarded $12.2 million from the Defense Advanced Research Projects Agency (DARPA) to develop DNA-based monoclonal antibodies for infectious disease treatment. Together we will develop and assess the dMAb products in preclinical studies using technology developed by Penn and licensed by us. The collaboration will focus on influenza virus, Pseudomonas aeruginosa and Staphylococcus aureus. Successful completion of the initial preclinical activities under the DARPA grant aims to lead to clinical studies on selected product candidates to be funded under a future increment to the award.

In 2014, VGX Animal Health, Inc. (VAH), our 85% owned subsidiary, concluded an agreement for the sale of its animal health assets to Plumbline Life Sciences, Inc. (PLS) of Korea. The assets transferred included an exclusive license with Inovio for animal applications of our growth hormone-releasing hormone (GHRH) technology and animal DNA vaccines plus a non-exclusive license to our electroporation delivery systems. In return, VAH received $2.0 million in cash, of which $1.0 million was received in May 2015 and the remainder in May 2016, and 465,364 shares of PLS, of which we received 395,758 shares or approximately 16.8% of PLS common stock. We will receive milestone payments and royalties on product sales as well as retain the human applications of our GHRH technology.
In March 2015 we and our academic collaborators, including the University of Pennsylvania, were awarded a new five-year $16 million Integrated Preclinical/Clinical AIDS Vaccine Development Program grant from the National Institute of Allergy and Infectious Diseases (NIAID). The grant will fund research to expand PENNVAX® coverage of HIV strains as well as to further enhance antibody responses generated by the vaccine. We will couple our expertise in constructing, developing and manufacturing HIV vaccines with researchers from four world-leading academic institutions (University of Pennsylvania, Emory University, Duke University and the University of Massachusetts) along with VGXi, a contract DNA plasmid manufacturer, and Waisman Biomanufacturing, a contract protein manufacturer. (See the above section, HIV Preventive and Therapeutic Immune Therapies, for more details.)
In April 2015, we received a grant from the Defense Advanced Research Projects Agency (DARPA) to lead a collaborative team to develop multiple treatment and prevention approaches against Ebola. Other collaborators are MedImmune, the global biologics research and development arm of AstraZeneca; GeneOne Life Sciences and its manufacturing subsidiary, VGXI, Inc.; and Professor David B. Weiner, PhD, executive vice president at the Wistar Institute, Inovio board member and chairman of the scientific advisory board, Emory University and Vanderbilt University. (See the above section, Ebola, for more details.)
In July 2015, we established a collaboration with the European Organization for Research and Treatment of Cancer (EORTC) to evaluate Inovio's immunotherapy, INO-3112, in combination with traditional chemo-radiotherapy for the treatment of patients with locally advanced stage cervical cancer. This collaboration was terminated by us at the request of MedImmune following the formation of the partnership and license agreement between MedImmune and us.
In March 2016, we announced the acquisition of all needle-free jet injection technology, device, and intellectual property assets from Bioject Medical Technologies Inc. for $5.5 million in cash and stock. We will develop an integrated non-invasive delivery device combining Bioject’s needle-free jet injection technology with our new needle-free, skin-surface electroporation (EP) technology. Our goal is to facilitate preventive immunization using its DNA vaccines against critical infectious diseases with unmet needs in large populations.
In August 2016, we licensed a veterinary vaccine for foot and mouth disease (FMD) to Plumbline Life Sciences (KONEX: 222670), an animal health company headquartered in South Korea. Plumbline will fund all development activities for this FMD vaccine. We will receive milestone payments as well as royalties on product sales from Plumbline for commercial rights to this FMD synthetic vaccine in Asia, excluding Japan.
In December 2016, we were awarded a $6.1 million sub-grant through The Wistar Institute to develop a DNA-based monoclonal antibody designed to provide a fast-acting treatment against Zika infection and its debilitating effects. The goal of this program, funded by a grant to The Wistar Institute from the Bill & Melinda Gates Foundation, is to develop a Zika dMAb® therapy ready for human clinical trials in less than two years.
Also in December, we announced that the International Vaccine Institute (IVI) will provide funding and support to further advance GLS-5300, its vaccine to prevent Middle East Respiratory Syndrome virus infection. We are co-developing this vaccine with GeneOne Life Science. IVI will add technical, laboratory and financial support for GLS-5300 clinical trials in Korea.
Various additional grants that have been awarded to us to advance research for next-generation electroporation delivery technology are described in the above section, Electroporation Delivery Technology.

Competition
We face competition at two levels. At the highest level we face competition by an array of existing or development-stage drug and immunotherapy approaches targeting diseases we are pursuing. We are aware of various established enterprises, including major pharmaceutical companies, which are broadly engaged in vaccine/immunotherapy research and development. These include Janssen Pharmaceuticals (part of J&J), Sanofi-Aventis, GlaxoSmithKline plc (and its acquisition of Novartis Vaccines), Merck, Pfizer, and MedImmune, Inc., a wholly owned subsidiary of AstraZeneca, Inc. There are also various development stage biotechnology companies involved in different vaccine and immunotherapy technologies including Novavax, Moderna, BioNTech, Curevac, Advaxis, and Kite. As these companies develop their technologies, they may develop proprietary technologies that may materially and adversely affect our business.

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
At another level, we compete more specifically with companies seeking to utilize antigen-encoding DNA delivered with electroporation or other DNA delivery technologies such as viral vectors or lipid vectors to induce in vivo generated antigen production and immune responses to prevent or treat various diseases. These competitive technologies have shown promise but they each also have their unique obstacles to overcome. We believe our electroporation system is strongly positioned to succeed as the dominant delivery method for DNA-based immunotherapies.
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
Clinical trials for therapeutic products are normally done in three phases. Phase 1 clinical trials are typically conducted with a small number of patients or healthy subjects to evaluate safety, determine a safe dosage range, identify side effects, and, if possible, gain early evidence of effectiveness. Phase 2 clinical trials are conducted with a larger group of patients to evaluate effectiveness of an investigational product for a defined patient population, and to determine common short-term side effects and risks associated with the drug. Phase 3 clinical trials involve large scale, multi-center, comparative trials that are conducted to evaluate the overall benefit-risk relationship of the investigational product and to provide an adequate basis for product labeling. In some special cases where the efficacy testing of a product may present a special challenge to testing in humans, such as in the case of a vaccine to protect healthy humans from a life-threatening disease that is not a naturally occurring threat, effectiveness testing may be required in animals.
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

Sponsors of clinical trials are required to register and report results for all controlled clinical investigations, other than Phase 1 investigations, of a product subject to FDA regulation. Trial registration may require public disclosure of confidential commercial development data resulting in the loss of competitive secrets, which could be commercially detrimental.
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
Relationship with GeneOne
In March 2014, our affiliated entity VGX International Inc. changed its name to GeneOne Life Sciences
("GeneOne").
We acquired an equity interest in GeneOne in 2005. As of December 31, 2016, we owned 10.2% of the outstanding capital stock of GeneOne and GeneOne owned 73,590 shares of our common stock. To our knowledge, none of our current officers, directors, or key employees beneficially owns, directly or indirectly, any securities of GeneOne.
In 2008, we sold our manufacturing operations (including patent rights to certain manufacturing technology) to VGXI, Inc., a wholly-owned United States subsidiary of GeneOne. In connection with this transfer we entered into a Supply Agreement pursuant to which VGXI, Inc., a cGMP contract manufacturer, produces and supplies the DNA plasmids for all of our research and early clinical trials. The price of the plasmids we purchase from VGXI, Inc. is determined by us and GeneOne at the time of order placement or, with respect to product supplied in connection with a grant contract, based on the contracted bid provided by the applicable agency. We agreed to treat GeneOne and its subsidiary as our most favored supplier for DNA plasmids and GeneOne and its subsidiary agreed to treat us as their most favored customer. Before we can manufacture DNA plasmids on our own behalf or engage a third party other than GeneOne or its subsidiary to manufacture DNA plasmids for us, we must first offer such manufacturing work to GeneOne or its subsidiary.
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
On September 23, 2014, we entered into a Collaborative Development Agreement with GeneOne to co-develop an Ebola vaccine through Phase 1 clinical trials. In July 2015, we amended the Agreement with an effective date of April 2015 to change control of development in return for the payment of certain development fees.
On May 26, 2015, we entered into a Collaborative Development Agreement with GeneOne to co-develop a DNA vaccine for MERS (Middle East Respiratory Syndrome) through phase 1 clinical trials. Under the terms of the agreement, GeneOne will be responsible for funding all preclinical and clinical studies through Phase 1.  In return, GeneOne will receive up to 35% milestone-based ownership interest in the MERS immunotherapy upon achievement of the last milestone event of completion of the Phase 1 safety and immunogenicity study.  The collaborative research program shall terminate upon the completion of activities under the development plan, unless sooner terminated.
In January 2016 Inovio and GeneOne entered into a First Amendment to the May 2015 Collaborative Development Agreement to expand the agreement to test and advance the Company's DNA-based vaccine for preventing and treating Zika virus.  GeneOne will be responsible for funding all preclinical and clinical studies through Phase 1.  In return, GeneOne will receive up to 35% milestone-based ownership interest in the Zika immunotherapy upon achievement of the last milestone event of the completion of the Phase 1 safety and immunogenicity study. All other agreement terms remain the same.
For the years ended December 31, 2016 and 2015, we recognized revenue from GeneOne of $1.2 million and $450,000, respectively, which consisted of licensing and other fees from the influenza and Zika collaborations. Operating expenses related to GeneOne for the years ended December 31, 2016 and 2015 were $2.8 million and $6.9 million, respectively, primarily related to biologics manufacturing. At December 31, 2016 and 2015, we had an accounts receivable balance of $441,000 and $4,000, respectively, and an accounts payable and accrued liability balance of $379,000 and $165,000, respectively, related to GeneOne and its subsidiaries. At December 31, 2016 and 2015, $571,000 and $373,000 of prepayments made to GeneOne were classified as long-term other assets on the consolidated balance sheet.

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
Our intellectual property portfolio covers our proprietary technologies, including electroporation delivery and vaccine related technologies. As of December 31, 2016, our patent portfolio included over 130 issued United States patents and 490 issued foreign counterpart patents.
Key vaccine related technology patents and published patent applications include the following:

•	US Pat. No. 6,733,994, entitled, “Highly expressible genes” including claims directed to IgE signal leader

•	US Pat. No. 8,133,723, entitled, “Novel Vaccines Against Multiple Subtypes Of Influenza”

•	US Pat. No. 8,168,769, entitled, “Improved Vaccines and Methods for Using the Same,” with claims directed to HPV vaccine products.

•	US Pat. No. 8,178,660, entitled, "Vaccines And Immunotherapeutics Using Codon Optimized IL-15 And Methods For Using The Same"

•	US Pat. No. 8,535,687, entitled, "Smallpox DNA Vaccine And The Antigens Therein That Elicit An Immune Response"

•	US Pat. No. 8,697,084, and 9,376,471, entitled, "HIV Consensus Envelop Sequences And Methods For Using The Same"

•	US Pat. No. 8,835,620, “Novel Vaccines Against Multiple Subtypes Of Influenza Virus”

•	US Pat. No. 8,852,609, entitled, “Consensus Sequences of Chikungunya Viral Proteins, Nucleic Acid Molecules Encoding the Same and Compositions and Methods for Using the Same”

•	US Pat. No. 8,927,692, and 9,399,056, entitled, “Consensus Prostate Antigens, Nucleic Acid Molecule Encoding The Same And Vaccine And Uses Comprising The Same"

•	US Pat. No. 8,961,994, entitled, “DNA CONSTRUCTS ELICITING IMMUNE RESPONSE AGAINST FLAVIVIRUS AND EFFECTIVE ADJUVANTS”

•	US Pat. No. 9,034,313, entitled, “Nucleic Acid Molecules Encoding Rantes, and Compositions and Methods of Using The Same”

•	US Pat. Nos. 9,050,287 and 8,389,706, entitled, “Vaccines for Human Papilloma Virus and Methods for Using the Same”

•	US Pat. Nos. 9,156,891, 9,156,890, 8,921,536, and 8,829,174, "Improved HCV Vaccines And Methods For Using The Same"

•	US Pat. No. 9,192,660 and 8,298,820, entitled, “Influenza Nucleic Acid Molecules and Vaccines Made Therefrom”

•	US Pat. No. 9,238,679, and 9,403,879, entitled, “Nucleic acid molecule encoding hepatitis B virus core protein and vaccine comprising the same”

•	US Pat. No. 9,243,041, entitled, “Nucleic acid molecule encoding novel herpes antigens, vaccine comprising the same, and methods of use thereof”

•	US Pat. No. 9,272,024 entitled, “Compositions, comprising improved IL-12 genetic constructs and vaccines, immunotherapeutics and methods of using the same”

•	US Pat. No. 9,290,546 entitled, “hTERT sequences and methods for using the same”

•	US Pat. No. 9,446,112 entitled, “Clostridium difficile DNA vaccine”

•	US Pat. No. 9,446,114 entitled, “Cross-protective arenavirus vaccines and their method of use.”

Key electroporation related patents covering range of field strengths and novel processes include the following:

•	US Pat. No. 6,110,161, entitled, “Method for introducing pharmaceutical drugs and nucleic acids into skeletal muscle”

•	US Pat. No. 6,261,281, entitled, “Method for genetic immunization and introduction of molecules into skeletal muscle and immune cells”
•US Pat. No. 6,697,669, entitled, “Skin and muscle-targeted gene therapy by pulsed electrical field”

•	US Pat. No. 6,752,780, entitled, “Intradermal injection system for injecting DNA-based injectables into humans”
•US Pat. No. 6,752,781, entitled, “Durable hypodermic jet injector apparatus and method”
•US Pat. No. 6,939,862, entitled, “Method for transferring nucleic acid into striated muscles”
•US Pat. No. 6,958,060, entitled, “Method for muscle delivery of drugs, nucleic acids and other compounds”
•US Pat. No. 7,245,963, entitled, “Electrode assembly for constant-current electroporation and use”

•	US Pat. No. 7,328,064, entitled, “Electroporation device and injection apparatus,” with claims directed to methods of delivering an agent plus electroporation.
•US Pat. No. 7,442,182, entitled, “Spring powered needle-free injection system”
•US Pat. No. 7,547,293, entitled, “Triggering mechanism for needle-free injector”
•US Pat. No. 7,664,545, entitled, “Electrode assembly for constant-current electroporation and use”
•US Pat. No. 7,717,874, entitled, “Needle-free injection system”

•	US Pat. No. 7,922,709, entitled, “Enhanced delivery of naked DNA to skin by non-invasive in vivo electroporation.”
•US Pat. No. 7,942,845, entitled, “Needle-free injector and process for providing serial injections”
•US Pat. No. 8,209,006, entitled, “Constant current electroporation device and methods of use.”
•US Pat. No. 8,617,099, entitled, “Injection device plunger auto-disable”

•	US Pat. No. 9,452,285, entitled, “Electroporation devices and methods of using same for electroporation of cells in mammals.”

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
Significant Customers and Research and Development
During the years ended December 31, 2016 and 2015, we derived 75% and 28% of our revenue from DARPA, and 14% and 27% of our revenue from Roche, respectively. Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our electroporation technologies and immunotherapies. Research and development expense consists of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Our research and development expense was $88.7 million in 2016 and $57.8 million in 2015.
Corporate History and Headquarters

We have been a leader in advancing the capabilities of DNA-based immunotherapies to treat infectious diseases and cancers going back to the original incorporation of Viral Genomix, Inc. under the laws of Delaware on April 17, 2000. We were renamed VGX Pharmaceuticals, Inc. on May 31, 2006. On February 21, 2007, VGX Pharmaceuticals acquired Advisys, Inc., a company possessing DNA and electroporation technology, through an asset purchase agreement. On April 14, 2007, VGX Pharmaceuticals entered into an exclusive license agreement with the Trustees of the University of Pennsylvania related to therapeutic and prophylactic DNA vaccines developed by Professor David B. Weiner at the University of Pennsylvania School of Medicine.
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
Our corporate headquarters is located at 660 W. Germantown Pike, Suite 110, Plymouth Meeting, Pennsylvania 19462, and the telephone number is (267) 440-4200. Inovio Pharmaceuticals (NASDAQ: INO) is focused on advancing products based on its integrated technology platform consisting of its SynCon® DNA immunotherapies and vaccines delivered with its CELLECTRA® electroporation delivery devices.
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

Employees
As of March 14, 2017, we employed 239 people on a full-time basis and 14 people under consulting and project employment agreements. Of the combined total, 205 were in product research, which includes research and development, quality assurance, clinical, engineering, and manufacturing, and 48 were in general and administrative, which includes corporate development, information technology, legal, investor relations, finance, and corporate administration. None of our employees are subject to collective bargaining agreements.

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
We have experienced significant operating losses to date. As of December 31, 2016 our accumulated deficit was approximately $434.8 million. We have generated limited revenues, primarily consisting of license and grant revenue, and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.
We have limited sources of revenue and our success is dependent on our ability to develop our vaccine and immunotherapies and other product candidates and electroporation equipment.
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
None of our human vaccine and immunotherapy product candidates have been approved for sale, and we may not develop commercially successful vaccine products.
Our human vaccine programs are in the early stages of research and development, and currently include vaccine product candidates in discovery, pre-clinical studies and Phase 1 and 2 clinical studies. There is limited data regarding the efficiency of synthetic vaccines compared with conventional vaccines, and we must conduct a substantial amount of additional research and development before any regulatory authority will approve any of our vaccine product candidates. The success of our efforts to develop and commercialize our vaccine product candidates could fail for a number of reasons. For example, we could experience delays in product development and clinical trials. Our vaccine product candidates could be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances. The products, if safe and effective, could be difficult to manufacture on a large scale or uneconomical to market, or our competitors could develop superior vaccine products more quickly and efficiently or more effectively market their competing products.
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
We have entered into agreements with government agencies, such as the NIAID and DARPA, and we intend to continue entering into these agreements in the future. Our business is partially dependent on the continued performance by these government agencies of their responsibilities under these agreements, including adequate continued funding of the agencies and their programs. We have no control over the resources and funding that government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time.
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

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may not be successful in having the FDA remove the clinical hold on our proposed Phase 3 clinical program for VGX-3100;

•	we may not be successful in enrolling a sufficient number of participants in clinical trials;

•	we may be unable to demonstrate that our electroporation equipment and a product candidate's clinical and other benefits outweigh its safety risks;

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
In both the United States and certain foreign jurisdictions there have been, and we anticipate there will continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell any of our products profitably.  In the United States, the Federal government enacted healthcare reform legislation, the Patient Protection and Affordable Care Act, or the ACA. We believe there could be continuing trends towards expanding coverage to more individuals, containing health care costs and improving quality. At the same time, the rebates, discounts, taxes and other costs associated with the ACA are expected to be a significant cost to the pharmaceutical industry.

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

•	the U.S. Foreign Corrupt Practices Act, which, among other things, prohibits companies issuing stock in the U.S. from bribing foreign officials for government contracts and other business; and

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

We are dependent on information technology and our systems and infrastructure face certain risks, including from cybersecurity breaches and data leakage.
We rely to a large extent upon sophisticated information technology systems to operate our businesses, some of which are managed, hosted provided and/or used for third-parties or their vendors. We collect, store and transmit large amounts of confidential information, and we deploy and operate an array of technical and procedural controls to maintain the confidentiality and integrity of such confidential information. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers' systems, portable media or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us.
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

ITEM 2.    PROPERTIES
We own no real property and have no plans to acquire any real property in the future. Our corporate headquarters is located at 660 W. Germantown Pike, Suite 110, Plymouth Meeting, Pennsylvania. This lease was signed in March 2014 and we occupied the building in June 2014. The initial term of the lease is 11.5 years for a total of approximately 21,000 square feet. The base rent adjusts periodically throughout the term of the lease, with monthly payments ranging from $0 to $58,000. In addition, we will pay the landlord our share of operating expenses and a property management fee. We have paid the landlord a security deposit of $49,000. We have capitalized $933,000 of tenant improvements within fixed assets on the consolidated balance sheet and recorded a corresponding increase to deferred rent. In July 2015, we amended the lease to increase the total leased space by approximately 7,000 square feet. The amended lease commenced during the first quarter of 2016, increased monthly lease payments by approximately $16,000 and extended the lease term by 2 years.
The corporate office in San Diego is located at 10480 Wateridge Circle in San Diego, California. This lease was signed in April 2013 and we occupied the building in early December 2013. The initial term of the lease runs through December 1, 2023 for a total of approximately 26,500 square feet. The base rent adjusts periodically throughout the ten year term of the lease, with monthly payments ranging from $0 to $83,000. In addition, we pay the landlord our share of operating expenses and a property management fee. We currently use the facility for office and research and development purposes. In June 2015, we amended the lease to increase the total leased space and occupy the entire building. The amendment required the lessor to complete and pay for certain improvements to the additional space before the commencement of the amended lease in January 2016. The amended lease increased monthly lease payments by approximately $13,000. We have capitalized $822,000 of tenant improvements within fixed assets on the consolidated balance sheet related to this additional space, and have recorded a corresponding increase to deferred rent.
In October 2016, we entered into an office lease for a property located at 6769 Mesa Ridge Road in San Diego, California. The total space is approximately 51,000 square feet. We intend to use the facility for office, manufacturing and research and development purposes. The term of the lease commences on the earlier to occur of the date we first conduct business from any portion of the premises, or June 1, 2017. The initial term of the lease is ten years, with a right to terminate on November 30, 2023, with appropriate notice to the landlord. The base rent adjusts periodically throughout the term of the new lease, with monthly payments ranging from $0 to $95,000, with a portion of the rent abated for certain periods during the first two years of the initial term. In addition, we will pay the landlord our share of operating expenses and have paid a security deposit of $95,000. As of December 31, 2016 we have capitalized $390,000 of tenant improvements to the new property which have been recorded as a leasehold improvement within fixed assets on the consolidated balance sheet, offset by a corresponding amount recorded in deferred rent.
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

	Year Ended December 31,
	2016		2015
Period:	High	Low	High	Low
First Quarter	$8.71	$4.92	$9.49	$6.45
Second Quarter	$11.39	$8.29	$10.60	$7.86
Third Quarter	$10.42	$8.52	$8.19	$5.69
Fourth Quarter	$9.52	$5.98	$7.41	$5.65

As of February 28, 2017, we had approximately 489 common stockholders of record. This figure does not include beneficial owners who hold shares in nominee name. The closing price per share of our common stock on March 9, 2017 was $6.61, as reported on the NASDAQ.
Dividends
The payment of any dividends on our common stock is within the discretion of our board of directors. We have not paid cash dividends on our common stock and the board of directors does not expect to declare cash dividends on the common stock in the foreseeable future.
Performance Graph
The graph below matches Inovio Pharmaceuticals Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE MKT Composite index, the S&P SuperCap Biotechnology index and the NASDAQ Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2011 to December 31, 2016.

	12/11	12/12	12/13	12/14	12/15	12/16
Inovio Pharmaceuticals, Inc.	100.00	116.71	677.57	536.22	392.52	405.37
NYSE MKT Composite	100.00	106.15	115.07	118.71	106.60	117.67
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
S&P SuperCap Biotechnology	100.00	143.06	246.93	326.29	340.49	291.82

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

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2016 and 2015 and the selected consolidated statements of operations data for each year ended December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2014, 2013, and 2012 and the selected consolidated statements of operations data for the years ended December 31, 2013 and 2012 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Operations Data:
Revenue under collaborative research and development arrangements, including from affiliated entity	$7,891,341	$27,655,700	$7,896,032	$9,664,547	$660,003
Grants and miscellaneous revenue, including from affiliated entity	27,477,020	12,916,411	2,560,734	3,802,799	3,458,649
Total revenues	35,368,361	40,572,111	10,456,766	13,467,346	4,118,652
Loss from operations	(76,235,937)	(34,283,702)	(39,495,961)	(19,544,332)	(23,493,532)
Interest and other income, net	1,257,257	305,071	331,461	132,214	166,113
Change in fair value of common stock warrants	127,554	177,561	348,143	(45,632,669)	1,982,620
Gain (Loss) on investment in affiliated entity	1,110,787	2,600,467	2,676,224	(1,038,745)	1,631,819
Income tax benefit	—	2,097,766	—	—	—
Net loss	(73,740,339)	(29,102,837)	(36,140,133)	(66,083,532)	(19,712,980)
Net (income) loss attributable to non-controlling interest	—	(84,769)	18,420	55,084	44,025
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(73,740,339)	$(29,187,606)	$(36,121,713)	$(66,028,448)	$(19,668,955)
Net loss per common share attributable to common stockholders
Basic	$(1.01)	$(0.43)	$(0.61)	$(1.43)	$(0.58)
Diluted	$(1.01)	$(0.44)	$(0.64)	$(1.43)	$(0.58)
Balance Sheet Data:
Cash and cash equivalents	$19,136,472	$57,632,693	$40,543,982	$33,719,796	$5,646,021
Short-term investments	85,629,412	105,357,277	53,075,974	18,905,608	8,034,001
Total assets	173,707,166	213,840,859	131,785,097	88,287,207	45,138,754
Current liabilities	43,823,027	31,466,406	14,085,294	28,966,456	8,376,577
Noncurrent liabilities	6,505,719	6,441,400	6,162,209	6,418,068	1,904,772
Accumulated deficit	(434,838,235)	(361,097,896)	(331,910,290)	(295,788,577)	(229,760,129)
Total stockholders’ equity	123,378,420	175,933,053	111,537,594	52,902,683	34,857,405

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

Overview
Inovio is developing active DNA immunotherapies and vaccines focused on treating and preventing cancers and infectious diseases. Our DNA-based immunotherapies, in combination with our proprietary electroporation delivery devices, are intended to generate robust immune responses, in particular T cells, to fight target diseases. In 2014 we reported that in a controlled Phase 2 clinical study we generated significant, functional antigen-specific T cells that correlated to clinically relevant efficacy against HPV-associated cervical dysplasia (precancer). This data was published in The Lancet in September 2015. We are planning to take this product, VGX-3100, into a phase 3 study for cervical dysplasia in 2017.
Our novel SynCon® immunotherapy design has shown the ability to help break the immune system’s tolerance of cancerous cells. Our SynCon® product design approach is also intended to facilitate cross-strain protection against known and new unmatched strains of pathogens such as influenza. Given the recognized role of CD8+ killer T cells in eliminating cancerous or infected cells from the body and our published phase 2 results, our scientists believe our active immunotherapies may play an important role in helping fight multiple cancers and infectious diseases. Human data to date have shown a favorable safety profile of our DNA immunotherapies delivered using electroporation.
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
Our corporate strategy is to advance and protect our differentiated immunotherapy platform and use its unique capabilities to design and develop an array of cancer and infectious disease immunotherapy and vaccine products. We aim to advance products through to commercialization. We continue to leverage third party resources through collaborations and partnerships including product license agreements. Our partners and collaborators include MedImmune, LLC, The Wistar Institute, University of Pennsylvania, GeneOne Life Science Inc., ApolloBio Corporation, Plumbline Life Sciences, Inc., Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, National Institute of Allergy and Infectious Diseases (“NIAID”), United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research

Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”),  and Defense Advanced Research Projects Agency (“DARPA”).
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
Recent Developments
On July 28, 2016 Roche provided notice that they would be discontinuing our collaboration and the development of INO-1800, our DNA immunotherapy against the hepatitis B virus. The termination was effective in October 2016, 90 days after the notice date. All of Roche’s rights to INO-1800, including the right to license the product to other parties, have been returned to us. We plan to continue to develop our hepatitis B DNA vaccine (INO-1800) and independently advance our Phase 1 study of INO-1800.
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
On October 24, 2016, we announced that the U.S. Food and Drug Administration (FDA) has placed a clinical hold on our proposed Phase 3 clinical program for VGX-3100. A clinical hold is a notification issued by the FDA to a trial sponsor to delay a proposed clinical trial or suspend an ongoing clinical trial. This study has not yet been initiated and has not enrolled or dosed subjects. Additionally, the hold does not pertain to any of our other ongoing clinical studies.
The FDA has requested additional information relating to the new CELLECTRA® 5PSP device, including stability data for the device’s single-use disposable electrode array. We are currently generating the necessary device-related data to prepare our response and aim to start the Phase 3 study in the first half of 2017.
In February 2017, we announced that we have entered into a collaboration and license agreement providing ApolloBio Corporation with the exclusive right to develop and commercialize VGX-3100, our DNA immunotherapy product designed to treat pre-cancers caused by human papillomavirus (HPV), within Greater China (China, Hong Kong, Macao, Taiwan). The agreement provides for potential inclusion of the Republic of Korea three years following the effective date. Under the collaboration and license agreement, we will receive $15.0 million in upfront and near term payments comprising an initial $3.0 million signing fee and a $12.0 million milestone upon lifting of the VGX-3100 Phase 3 pre-initiation clinical hold by the FDA. Under a separate equity agreement, ApolloBio will invest in our common stock subsequent to lifting of the clinical hold at a volume weighted average price encompassing a trading period prior to and following the lifting of the clinical hold. The aggregate investment, which is expected to be completed in the first half of 2017, will not exceed $35.0 million and may be a lower amount such that ApolloBio will not be our largest shareholder. ApolloBio will fund all clinical development costs within the licensed territory, and will pay the Company up to $20.0 million based upon the achievement of certain regulatory milestones in the US, China and Korea, and double digit royalties on net sales of VGX-3100. The agreements are subject to People’s Republic of China (PRC) corporate and regulatory approvals, and payments are subject to PRC currency approvals.
As of December 31, 2016, we had an accumulated deficit of $434.8 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Critical Accounting Policies
The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment. Our discussion and analysis of our financial condition and results of operations are based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies include:
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

Results of Operations
Comparison of Years Ended December 31, 2016 and 2015
The consolidated financial data for the years ended December 31, 2016 and December 31, 2015 is presented in the following table and the results of these two periods are used in the discussion thereafter.

	December 31, 2016	December 31, 2015	Increase/ (Decrease) $	Increase/ (Decrease) %
Revenues:
Revenue under collaborative research and development arrangements, including from affiliated entity	$7,891,341	$27,655,700	$(19,764,359)	(71)%
Grants and miscellaneous revenue, including from affiliated entity	27,477,020	12,916,411	14,560,609	113
Total revenues	35,368,361	40,572,111	(5,203,750)	(13)
Operating expenses:
Research and development	88,712,035	57,791,923	30,920,112	54
General and administrative	23,892,263	18,063,890	5,828,373	32
Gain on sale of assets	(1,000,000)	(1,000,000)	—	—
Total operating expenses	111,604,298	74,855,813	36,748,485	49
Loss from operations	(76,235,937)	(34,283,702)	(41,952,235)	(122)
Interest and other income, net	1,257,257	305,071	952,186	312
Change in fair value of common stock warrants	127,554	177,561	(50,007)	(28)
Gain on investment in affiliated entity	1,110,787	2,600,467	(1,489,680)	(57)
Net loss before income tax benefit	(73,740,339)	(31,200,603)	(42,539,736)	(136)
Income tax benefit	—	2,097,766	(2,097,766)	(100)
Net loss	(73,740,339)	(29,102,837)	(44,637,502)	(153)
Net income attributable to non-controlling interest	—	(84,769)	84,769	(100)
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(73,740,339)	$(29,187,606)	$(44,552,733)	(153)%

Revenue

Revenue primarily consists of revenue under collaborative research and development arrangements and grants and government contracts. Our total revenue decreased $5.2 million or 13% for the year ended December 31, 2016, as compared to the year ended December 31, 2015.
The $19.8 million decrease in revenue under collaborative research and development arrangements for the year ended December 31, 2016 as compared to 2015 was primarily due to a decrease of $14.5 million in revenue recognized from our Agreement with MedImmune entered into in August 2015 as well as a decrease of $5.9 million in revenue recognized from the Roche Agreement which include revenues previously deferred related to the partial termination of the Agreement in February 2015 as well as the $3.0 million milestone earned during 2015.
The $14.6 million increase in grants and miscellaneous revenue for the year ended December 31, 2016 as compared to 2015, was primarily due to the increase of $11.6 million in revenue recognized from our DARPA Ebola grant as well as an increase of $3.4 million in revenue from our DARPA subcontract for the treatment of infectious diseases, offset by less revenue recognized from various grants due to the timing of work performed.
Research and Development Expenses
The $30.9 million increase in research and development expenses for the year ended December 31, 2016 as compared to 2015 was primarily due to an increase in headcount of 85 employees during the year to support clinical trials and partnerships, an increase in expenses related to our DARPA Ebola grant, an increase in clinical study costs related to our upcoming Phase 3 trial, an increase in expenses related to our Hepatitis B program and employee non-cash stock based compensation of $9.0 million, $8.6 million, $3.4 million, $2.7 million and $1.6 million, respectively. These were offset by a decrease in sub-license fee expense of $2.6 million based on the up-front payment received from MedImmune and Roche milestone achievement in 2015, among other variances.
General and Administrative Expenses
The $5.8 million increase in general and administrative expenses for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to an increase in employee non-cash stock-based compensation, increase in headcount of 14 employees, employee training, recruitment and related expenses and amortization of intangible assets of $2.8 million, $1.3 million, $688,000 and $562,000, respectively, among other variances.

Stock-based Compensation
Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award reduced by estimated forfeitures, and is recognized as expense over the employee’s requisite service period. Total employee compensation cost for our stock plans for the years ended December 31, 2016 and 2015 was $10.2 million and $5.8 million, of which $4.8 million and $3.2 million was included in research and development expenses and $5.4 million and $2.6 million was included in general and administrative expenses, respectively. The increase for the annual period year over year was primarily due to an increase in the number of employee and director stock options and restricted stock units granted. At December 31, 2016, there was $5.8 million of total unrecognized compensation cost related to unvested stock options, which we expect to recognize over a weighted-average period of 1.9 years, as compared to $5.4 million for the year ended December 31, 2015 expected to be recognized over a weighted-average period of 1.9 years. At December 31, 2016, there was $4.0 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years, as compared to $1.2 million for the year ended December 31, 2015 expected to be recognized over a weighted-average period of 2.1 years. Total stock-based compensation for options granted to non-employees for the years ended December 31, 2016 and 2015 was $321,000 and $385,000, respectively.
Interest and Other Income, net
Interest and other income, net, increased by $952,000 for the year ended December 31, 2016 as compared to 2015 primarily due to higher interest earned on short-term investments as well as the impairments considered to be other-than-temporary recorded on our short-term investments in 2015 which were sold in 2016.
Change in fair value of common stock warrants
The change in fair value of common stock warrants for the years ended December 31, 2016 and 2015 was $128,000 and $178,000, respectively. The variance is primarily due to the revaluation of the OncoSec common stock warrants and revaluation of the registered common stock warrants issued by us in March 2013. We revalue warrants at each balance sheet date to fair value. Warrants that were exercised during the period were revalued the day prior to exercise and reclassified into stockholders' equity upon exercise. If unexercised, the remaining warrants will expire in September 2018.
Gain on investment in affiliated entity
The gain is a result of the change in the fair market value of the investment in GeneOne for the year ended December 31, 2016.
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

Income Taxes
Since inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2016, we had net operating loss carry forwards for federal, California and Pennsylvania income tax purposes of approximately $255.6 million, $73.6 million and $75.6 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. We also had federal and state research and development tax credits of approximately $7.6 million and $2.1 million, respectively, net of the federal research and development credits that will expire due to IRC Section 383 limitations. If not utilized, the net operating losses and credits will begin to expire in 2018. Utilization of net operating losses and credits are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended.

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
The $19.8 million increase in revenue under collaborative research and development arrangements for the year ended December 31, 2015 as compared to 2014 was primarily due to an increase of $16.0 million in revenue recognized from our Agreement with MedImmune entered into in August 2015 and an increase of $3.4 million in revenue recognized from the Roche Agreement which included revenues previously deferred related to the partial termination of the Agreement as well as the $3.0 million milestone earned during the year.
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
Change in fair value of common stock warrants
The net change in fair value of common stock warrants for the years ended December 31, 2015 and 2014 was $178,000 and $348,000, respectively. The variance is due to the revaluation of the OncoSec common stock warrants and revaluation of the registered common stock warrants issued by us in March 2013. We revalue warrants at each balance sheet date to fair value. Warrants that were exercised during the period were revalued the day prior to exercise and reclassified into stockholders' equity upon exercise. If unexercised, the remaining warrants will expire in September 2018.
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

Working Capital and Liquidity
As of December 31, 2016 we had cash and short-term investments of $104.8 million and working capital of $80.8 million, as compared to $163.0 million and $140.4 million, respectively, as of December 31, 2015. The decrease in cash and short-term investments during the year ended December 31, 2016 was primarily due to expenditures related to our research and development activities and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.
Net cash used in operating activities was $62.6 million and $12.4 million for the years ended December 31, 2016 and 2015, respectively. The variance was primarily due to the increase in net loss for the period due to a decrease in revenue of $5.2 million and an increase in research and development and general and administrative operating expenses of $30.9 million and $5.8 million, respectively. In addition, an up-front payment of $27.5 million was received from MedImmune in September 2015, of which $12.5 million was recorded as deferred revenue at December 31, 2015. These variances were offset by an increase of $8.3 million in non-cash expenses during the period, including a $4.3 million increase in employee stock-based compensation expense.
Net cash provided by (used in) investing activities was $16.3 million and $(54.8) million for the years ended December 31, 2016 and 2015, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Net cash provided by financing activities was $7.8 million and $84.4 million for the years ended December 31, 2016 and 2015, respectively. The cash from financing activities in 2016 and 2015 was primarily related to the “at-the-market” (ATM) sales agreement entered into in June 2016 and the May 2015 equity financing, respectively.
In June 2016, we entered into an ATM sales agreement with an outside placement agent (the “Placement Agent”) to sell shares of our common stock with aggregate gross proceeds of up to $50.0 million from time to time, through an ATM equity offering program under which the Placement Agent will act as sales agent. During the year ended December 31, 2016, we sold 658,748 shares of common stock under the ATM sales agreement for net proceeds of $6.3 million.
On May 5, 2015, we closed an underwritten public offering of 10,925,000 shares of our common stock, including 1,425,000 shares of common stock issued pursuant to the underwriter’s exercise of its overallotment option, at the public offering price of $8.00 per share. The net proceeds, after deducting the underwriter’s discounts and commission and other offering expenses, were $81.9 million.
During the year ended December 31, 2016, warrants and stock options to purchase 631,065 shares of common stock were exercised for total proceeds to the Company of $1.8 million.
During the year ended December 31, 2015, warrants and stock options to purchase 551,883 shares of common stock were exercised for total proceeds to the Company of $2.6 million.
As of December 31, 2016, we had an accumulated deficit of $434.8 million. We have operated at a loss since 1994, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that current cash and short-term investments are sufficient to meet planned working capital requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue, expenses, and results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations

As of December 31, 2016, we did not have any other material long-term debt or other known contractual obligations, except for the operating leases for our facilities, which expire in 2017 through 2027, and operating leases for copiers, which expire in 2018 through 2020.
We are contractually obligated to make the following operating lease payments as of December 31, 2016:

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$26,133,000	$1,818,000	$4,948,000	$5,819,000	$13,548,000

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
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the year ended December 31, 2016, have been made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investments in GeneOne and PLS which are denominated in South Korean Won. We do not have any foreign currency hedging instruments in place.
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
We do not use derivative financial instruments for speculative purposes. We do not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. Currently, we do not expect the impact of fluctuations in the relative fair value of other currencies to be material in 2017.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is incorporated by reference to our Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm beginning at page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2016, we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed in reports that we file or submit under the Exchange Act and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
As of December 31, 2016, management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of our fiscal year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm
The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2016. The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Inovio Pharmaceuticals, Inc.

We have audited Inovio Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Inovio Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Inovio Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inovio Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016 of Inovio Pharmaceuticals, Inc. and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
March 15, 2017

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2016 fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2016 fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2016 fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director independence and other information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2016 fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2016 fiscal year.

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

10.3
At-the-Market Equity Offering Sales Agreement dated June 17, 2016 between Inovio Pharmaceuticals, Inc. and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.1 of the registrant's Form 8-K filed on June 17, 2016).

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

10.12+
Amended and Restated 2007 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 to the registrant's Form 10-K report for the year ended December 31, 2015 filed on March 14, 2016).

10.15+	Inovio Pharmaceuticals, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to the registrant's Form DEF-14A filed on March 25, 2016).

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

10.31
Office Lease Agreement dated October 10, 2016 by and between 6759 Mesa Ridge Road Holdings, LLC and Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 as filed with the registrant's Form 10-Q quarterly report for the quarter ended September 30, 2016 filed on November 9, 2016).

10.32
Memorandum of NIH Research Grant Agreement by and between National Institute of Allergy and Infectious Diseases and VGX Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.66 as filed with the registrant’s Registration Statement on Form S-4 (File No. 333-156035) on April 27, 2009).

10.33
Collaborative Research Agreement dated March 14, 2016 by and between The Wistar Institute of Anatomy and Biology, a Commonwealth of Pennsylvania nonprofit corporation, and Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 as filed with the registrant's Form 10-Q quarterly report for the quarter ended March 31, 2016 filed on May 9, 2016).

10.34
Collaborative Research Agreement dated March 14, 2016 by and between The Wistar Institute of Anatomy and Biology, a Commonwealth of Pennsylvania nonprofit corporation, and Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 as filed with the registrant's Form 10-Q quarterly report for the quarter ended March 31, 2016 filed on May 9, 2016).

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

10.49+
GENEOS Therapeutics, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 as filed with the registrant’s Form 10-Q quarterly report for the quarter ended September 30, 2016 filed on November 9, 2016).

10.50+
Form of Incentive Stock Option Agreement under the GENEOS Therapeutics, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 as filed with the registrant’s Form 10-Q quarterly report for the quarter ended September 30, 2016 filed on November 9, 2016).

10.51+
Form of Employee Non-Qualified Stock Option Agreement under the GENEOS Therapeutics, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 as filed with the registrant’s Form 10-Q quarterly report for the quarter ended September 30, 2016 filed on November 9, 2016).

10.52+
Form of Outside Director Non-Qualified Stock Option Agreement under the GENEOS Therapeutics, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 as filed with the registrant’s Form 10-Q quarterly report for the quarter ended September 30, 2016 filed on November 9, 2016).

10.53+
Form of Restricted Stock Agreement under the GENEOS Therapeutics, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 as filed with the registrant’s Form 10-Q quarterly report for the quarter ended September 30, 2016 filed on November 9, 2016).

10.54+	Form of Restricted Stock Units Award Agreement under 2016 Omnibus Incentive Plan. (Filed herewith.)

10.55+	Form of Incentive Stock Option Agreement under 2016 Omnibus Incentive Plan. (Filed herewith.)

10.56+	Form of Nonqualified Stock Option Agreement under 2016 Omnibus Incentive Plan. (Filed herewith.)

Exhibit Number	Description of Document
21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Designates management contract, compensatory plan or arrangement.

†	Portions redacted pursuant to confidential treatment applications.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2017.

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

Signature	Title	Date

/s/ J. JOSEPH KIM	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2017
J. Joseph Kim

/s/ AVTAR DHILLON	Chairman of the Board of Directors	March 15, 2017
Avtar Dhillon

/s/ PETER KIES	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 15, 2017
Peter Kies

/s/ SIMON X. BENITO	Director	March 15, 2017
Simon X. Benito

/s/ ANGEL CABRERA	Director	March 15, 2017
Angel Cabrera

/s/ MORTON COLLINS	Director	March 15, 2017
Morton Collins

/s/ ADEL MAHMOUD	Director	March 15, 2017
Adel Mahmoud

/s/ DAVID WEINER	Director	March 15, 2017
David Weiner

/s/ NANCY J. WYSENSKI	Director	March 15, 2017
Nancy J. Wysenski

INOVIO PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Inovio Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Inovio Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inovio Pharmaceuticals, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Inovio Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
March 15, 2017

Inovio Pharmaceuticals, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$19,136,472	$57,632,693
Short-term investments	85,629,412	105,357,277
Accounts receivable	15,821,511	7,299,612
Accounts receivable from affiliated entity	748,355	33,447
Prepaid expenses and other current assets	1,749,059	917,257
Prepaid expenses and other current assets from affiliated entity	1,512,424	610,652
Total current assets	124,597,233	171,850,938
Fixed assets, net	9,025,446	7,306,695
Investment in affiliated entity - GeneOne	16,052,065	14,941,277
Investment in affiliated entity - PLS	3,777,510	5,045,915
Intangible assets, net	7,628,394	3,905,860
Goodwill	10,513,371	10,113,371
Common stock warrants	—	5,970
Other assets	2,113,147	670,833
Total assets	$173,707,166	$213,840,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19,597,787	$13,064,899
Accounts payable and accrued expenses due to affiliated entity	1,072,579	165,047
Accrued clinical trial expenses	6,368,389	2,600,483
Common stock warrants	1,167,614	1,301,138
Deferred revenue	14,762,720	13,449,768
Deferred revenue from affiliated entity	407,292	504,442
Deferred rent	446,646	380,629
Total current liabilities	43,823,027	31,466,406
Deferred revenue, net of current portion	317,808	103,074
Deferred revenue from affiliated entity, net of current portion	86,694	677,371
Deferred rent, net of current portion	5,926,424	5,485,313
Deferred tax liabilities	174,793	175,642
Total liabilities	50,328,746	37,907,806
Commitments and contingencies
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Preferred stock—par value $0.001; Authorized shares: 10,000,000, issued and outstanding shares: 23 at December 31, 2016 and December 31, 2015	—	—
Common stock—par value $0.001; Authorized shares: 600,000,000 at December 31, 2016 and December 31, 2015, issued and outstanding: 74,062,370 at December 31, 2016 and 72,217,965 at December 31, 2015	74,062	72,218
Additional paid-in capital	556,718,356	534,004,564
Accumulated deficit	(434,838,235)	(361,097,896)
Accumulated other comprehensive income	1,327,968	2,708,339
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	123,282,151	175,687,225
Non-controlling interest	96,269	245,828
Total stockholders’ equity	123,378,420	175,933,053
Total liabilities and stockholders’ equity	$173,707,166	$213,840,859
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31,
	2016	2015	2014
Revenues:
Revenue under collaborative research and development arrangements	$6,490,747	$26,876,533	$7,416,568
Revenue under collaborative research and development arrangements with affiliated entity	1,400,594	779,167	479,464
Grants and miscellaneous revenue	27,136,457	12,916,411	2,560,734
Grants and miscellaneous revenue from affiliated entity	340,563	—	—
Total revenues	35,368,361	40,572,111	10,456,766
Operating expenses:
Research and development	88,712,035	57,791,923	34,095,039
General and administrative	23,892,263	18,063,890	15,857,688
Gain on sale of assets	(1,000,000)	(1,000,000)	—
Total operating expenses	111,604,298	74,855,813	49,952,727
Loss from operations	(76,235,937)	(34,283,702)	(39,495,961)
Other income (expense):
Interest and other income, net	1,257,257	305,071	331,461
Change in fair value of common stock warrants	127,554	177,561	348,143
Gain on investment in affiliated entity	1,110,787	2,600,467	2,676,224
Net loss before income tax benefit	(73,740,339)	(31,200,603)	(36,140,133)
Income tax benefit	—	2,097,766	—
Net loss	(73,740,339)	(29,102,837)	(36,140,133)
Net (income) loss attributable to non-controlling interest	—	(84,769)	18,420
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(73,740,339)	$(29,187,606)	$(36,121,713)
Net loss per common share attributable to Inovio Pharmaceuticals, Inc. stockholders
Basic	$(1.01)	$(0.43)	$(0.61)
Diluted	$(1.01)	$(0.44)	$(0.64)
Weighted average number of common shares outstanding used in per share calculations:
Basic	73,214,766	68,198,142	59,127,349
Diluted	73,214,766	68,365,265	59,408,252
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year ended December 31,
	2016	2015	2014
Net loss	(73,740,339)	$(29,102,837)	$(36,140,133)
Other comprehensive income (loss):
Unrealized gain (loss) on investment in affiliated entity, net of tax	(1,268,404)	2,952,201	—
Foreign currency translation adjustments	—	—	(1,689)
Unrealized gain (loss) on short-term investments, net of tax	(111,967)	7,528	(173,336)
Comprehensive loss	$(75,120,710)	$(26,143,108)	$(36,315,158)
Comprehensive (income) loss attributable to non-controlling interest	—	(84,769)	18,420
Comprehensive loss attributable to Inovio Pharmaceuticals, Inc.	$(75,120,710)	$(26,227,877)	$(36,296,738)

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2013	26	—	52,576,390	$52,577	$348,267,389	$(295,788,577)	$(76,365)	$447,659	$52,902,683
Issuance of shares related to reverse stock split	—	—	6,378	6	57,181	—	—	—	57,187
Issuance of common stock for cash, net of financing costs of $5.5 million	—	—	5,452,725	5,453	59,203,729	—	—	—	59,209,182
Conversions of preferred stock to common stock	(3)	—	1,103	1	(1)	—	—	—	—
Acquisition of non-controlling interest	—	—	—	—	118,621	—	—	(118,621)	—
Exercise of stock options and warrants for cash	—	—	2,689,868	2,689	13,249,854	—	—	—	13,252,543
Cashless exercise of warrants	—	—	14,618	15	(15)	—	—	—	—
Change in classification of warrants from liability to equity due to exercise	—	—	—	—	17,002,211	—	—	—	17,002,211
Stock-based compensation	—	—	—	—	5,428,946	—	—	—	5,428,946
Net loss attributable to common stockholders	—	—	—	—	—	(36,121,713)	—	(18,420)	(36,140,133)
Unrealized loss on short-term investments	—	—	—	—	—	—	(173,336)	—	(173,336)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,689)	—	(1,689)
Balance at December 31, 2014	23	—	60,741,082	$60,741	$443,327,915	$(331,910,290)	$(251,390)	$310,618	$111,537,594
Issuance of common stock for cash, net of financing costs of $4.0 million	—	—	10,925,000	10,925	81,891,438	—	—	—	81,902,363
Payment to minority stockholders	—	—	—	—	—	—	—	(149,559)	(149,559)
Exercise of stock options and warrants for cash	—	—	551,883	552	2,598,363	—	—	—	2,598,915
Stock-based compensation	—	—	—	—	6,186,848	—	—	—	6,186,848
Net loss attributable to common stockholders	—	—	—	—	—	(29,187,606)	—	84,769	(29,102,837)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	7,528	—	7,528
Unrealized gain on investment in affiliated entity, net of tax	—	—	—	—	—	—	2,952,201	—	2,952,201
Balance at December 31, 2015	23	—	72,217,965	$72,218	$534,004,564	$(361,097,896)	$2,708,339	$245,828	$175,933,053
Issuance of common stock for cash, net of financing costs of $128,000	—	—	658,748	659	6,295,102	—	—	—	6,295,761
Issuance of common stock for Bioject acquisition	—	—	440,122	440	4,299,560	—	—	—	4,300,000
Payment to minority stockholders	—	—	—	—	—	—	—	(149,559)	(149,559)
Exercise of stock options and warrants for cash, net of tax payments	—	—	450,045	449	1,640,291	—	—	—	1,640,740
Cashless exercise of stock options and warrants	—	—	295,490	296	(296)	—	—	—	—
Stock-based compensation	—	—	—	—	10,479,135	—	—	—	10,479,135
Net loss attributable to common stockholders	—	—	—	—	—	(73,740,339)	—	—	(73,740,339)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(111,967)	—	(111,967)
Unrealized loss on investment in affiliated entity, net of tax	—	—	—	—	—	—	(1,268,404)	—	(1,268,404)
Balance at December 31, 2016	23	—	74,062,370	$74,062	$556,718,356	$(434,838,235)	$1,327,968	$96,269	$123,378,420
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(73,740,339)	$(29,102,837)	$(36,140,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,708,498	1,048,431	626,554
Amortization of intangible assets	1,377,466	870,199	942,719
Change in value of common stock warrants	(127,554)	(177,561)	(348,143)
Stock-based compensation	10,479,135	6,186,848	5,428,946
Issuance of shares in connection with reverse stock split	—	—	57,187
Amortization of premiums on investments	266,290	348,566	54,534
Deferred taxes	(849)	14,166	27,537
Deferred rent	(16,728)	383,584	762,616
Loss on short-term investments	139,249	432,174	36,949
Gain on investment in affiliated entity	(1,110,787)	(2,600,467)	(2,676,224)
Gain on sale of intangible assets	(1,000,000)	(1,000,000)	—
Income tax benefit from other unrealized gains on securities	—	(2,097,766)	—
Changes in operating assets and liabilities:
Accounts receivable	(8,521,899)	(4,497,225)	499,176
Accounts receivable from affiliated entity	(714,908)	(31,627)	(1,820)
Prepaid expenses and other current assets	(831,802)	(119,284)	(160,540)
Prepaid expenses and other current assets from affiliated entity	(901,772)	771,723	674,975
Restricted cash	—	—	100,762
Other assets	(1,442,314)	(196,265)	(72,493)
Accounts payable and accrued expenses	6,367,965	6,456,581	925,820
Accrued clinical trial expenses	3,767,906	593,051	561,252
Accounts payable and accrued expenses due to affiliated entity	907,532	136,640	(493,848)
Deferred revenue	1,527,686	10,191,840	(260,719)
Deferred revenue from affiliated entity	(687,827)	(49,672)	(368,751)
Net cash used in operating activities	(62,555,052)	(12,438,901)	(29,823,644)
Cash flows from investing activities:
Purchases of investments	(57,317,671)	(63,526,830)	(47,185,945)
Maturities of investments	76,528,030	10,484,267	12,753,719
Purchases of capital assets	(2,738,470)	(2,781,544)	(1,379,980)
Proceeds from sale of intangible assets	1,000,000	1,000,000	—
Purchase of intangible and other assets	(1,200,000)	—	—
Net cash provided by (used in) investing activities	16,271,889	(54,824,107)	(35,812,206)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	6,295,761	81,902,363	59,209,182
Proceeds from stock option and warrant exercises, net of tax payments	1,640,740	2,598,915	13,252,543
Other financing activities	(149,559)	(149,559)	—
Net cash provided by financing activities	7,786,942	84,351,719	72,461,725
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,689)
Increase (Decrease) in cash and cash equivalents	(38,496,221)	17,088,711	6,824,186
Cash and cash equivalents, beginning of period	57,632,693	40,543,982	33,719,796
Cash and cash equivalents, end of period	$19,136,472	$57,632,693	$40,543,982

Supplemental disclosure of non-cash activities
Common stock issued for purchase of Bioject	$4,300,000	$—	$—
Change in amounts accrued for purchases of property and equipment	$164,923	$225,148	$12,842
Lease incentive recorded as fixed assets and deferred rent	$523,856	$773,000	$933,000
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company

Inovio Pharmaceuticals, Inc. (the “Company” or “Inovio”), a clinical stage biopharmaceutical company, develops active DNA immunotherapies and vaccines in combination with proprietary electroporation delivery devices to prevent and treat cancers and infectious diseases.  Inovio’s synthetic products are based on the Company’s SynCon® design.  The Company has completed, current or planned clinical programs of its proprietary SynCon® products for HPV-caused pre-cancers and cancers, influenza, prostate cancer, breast/lung/pancreatic cancer, hepatitis C virus (HCV), hepatitis B virus (HBV), HIV, Ebola, Middle East Respiratory Syndrome (MERS) and Zika virus.  The Company's partners and collaborators include MedImmune, LLC, The Wistar Institute, University of Pennsylvania, GeneOne Life Science Inc., ApolloBio Corporation, Plumbline Life Sciences, Inc., Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, National Institute of Allergy and Infectious Diseases (“NIAID”), United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”),  and Defense Advanced Research Projects Agency (“DARPA”). Inovio is incorporated in Delaware.

2. Summary of Significant Accounting Policies
Basis of Presentation
Inovio incurred a net loss attributable to common stockholders of $73.7 million for the year ended December 31, 2016. Inovio had working capital of $80.8 million and an accumulated deficit of $434.8 million as of December 31, 2016. The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Inovio be unable to continue as a going concern. Inovio’s consolidated financial statements as of and for the year ended December 31, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has evaluated subsequent events after the balance sheet date through the date it issued these financial statements.
Consolidation
These consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. In conjunction with the acquisition in June 2009 of VGX Pharmaceuticals (the “Merger”), the Company acquired a majority interest in VGX Animal Health and certain shares in GeneOne (a publicly-traded company in South Korea). The Company consolidates Genetronics, Inc. (a wholly-owned subsidiary of Inovio Pharmaceuticals, Inc.), VGX Pharmaceuticals and its subsidiary VGX Animal Health and records a non-controlling interest for the 15% of VGX Animal Health it does not own as of December 31, 2016 and 2015, respectively. The Company's investment in GeneOne, which is recorded as investment in affiliated entity within the consolidated balance sheets is accounted for at fair value on a recurring basis, with changes in fair value recorded on the consolidated statements of operations within gain (loss) on investment in affiliated entity. All intercompany accounts and transactions have been eliminated upon consolidation.
Variable Interest Entities
The FASB issued authoritative guidance that requires companies to perform a qualitative analysis to determine whether a variable interest in another entity represents a controlling financial interest in a variable interest entity. A controlling financial interest in a variable interest entity is characterized by having both the power to direct the most significant activities of the entity and the obligation to absorb losses or the right to receive benefits of the entity. This guidance requires on-going reassessments of variable interests based on changes in facts and circumstances. The Company determined that none of the entities with which the Company currently conducts business and collaborations are variable interest entities except VGXI (a wholly-owned subsidiary of GeneOne). The Company determined that they are not the primary beneficiary as they do not have voting control or other forms of control over the operations and decision making and therefore are not required to consolidate VGXI. The Company continues to assess its variable interests and has determined that no significant changes have occurred as of December 31, 2016.
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and managed its business as one segment operating primarily within the United States.
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
Fair value of Financial Instruments
The Company’s financial instruments consist principally of cash equivalents, short-term investments, investments in affiliated entities and common stock warrants. The carrying amounts of cash equivalents approximate the related fair values due to the short-term maturities of these instruments. Investments consist of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of consolidated stockholders’ equity. The Company's investment in affiliated entity PLS is accounted for as an available-for sale security. The Company’s investment in affiliated entity GeneOne is accounted for at fair value on a recurring basis, with changes in fair value recorded on the consolidated statements of operations within gain (loss) from investment in affiliated entity. The estimated fair value of the common stock warrants is determined by using the Black-Scholes pricing model as of December 31, 2016, as discussed in Note 5.
Cash and Cash Equivalents
Cash equivalents are considered by the Company to be highly liquid investments purchased with original maturities of three months or less from the date of purchase. Cash and cash equivalents include certain money market accounts at December 31, 2016 and 2015.
Investments
The Company defines investments as income yielding securities that can be readily converted into cash or equity investments classified as available-for-sale. Investments include mutual funds, United States corporate debt securities, municipal bonds and an equity investment in the Company's affiliated entity PLS at December 31, 2016 and 2015.
Accounts Receivable
Accounts receivable are recorded at invoiced amounts and do not bear interest. Inovio performs ongoing credit evaluations of our customers’ financial condition. Credit is extended to customers as deemed necessary and generally does not require collateral. Management believes that the risk of loss is significantly reduced due to the quality and financial position of our customers. No allowance for doubtful accounts was deemed necessary at December 31, 2016 and 2015.

Fixed Assets
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the remaining term of the related leases or the estimated economic useful lives of the improvements. Repairs and maintenance are expensed as incurred.
Long-Lived Assets

All long-lived assets are reviewed for impairment in value when changes in circumstances dictate, based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current earnings, to the extent the carrying amount of an asset exceeds its estimated fair value determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets. The Company has not recognized any losses on long-lived assets through December 31, 2016.
Valuation of Goodwill and Intangible Assets
Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. Intangible assets are amortized over their estimated useful lives ranging from 5 to 18 years. Acquired intangible assets are continuously being developed for the future economic viability contemplated at the time of acquisition. The Company is concurrently conducting pre-clinical, Phase 1, and Phase 2 trials using the acquired intangibles, and has entered into certain significant licensing agreements for use of these acquired intangibles.
Historically the Company has recorded patents at cost and amortized these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent cost consists of the consideration paid for patents and related legal costs. Effective June 1, 2009, in connection with the acquisition of VGX, all new patent costs are being expensed as incurred. Patent cost capitalized as of June 1, 2009 will continue to be amortized over the expected life of the patent. License costs are recorded based on the fair value of consideration paid and amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement to the extent the license has an alternative future use. As of December 31, 2016 and 2015, the Company’s intangible assets resulting from the acquisition of VGX, Inovio AS and Bioject, and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $7.6 million and $3.9 million, respectively.
The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company assesses potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company’s judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, the Company will reduce the carrying value of the intangible asset to fair value. While current and historical operating and cash flow losses are potential indicators of impairment, the Company believes the future cash flows to be received from its intangible assets will exceed the intangible assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2016.
Goodwill is reviewed for impairment at least annually at November 30, or more frequently if an event occurs indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment as of November 30, 2016, identifying no impairment.
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
Valuation allowances against the Company’s deferred tax assets were $113.4 million and $83.2 million at December 31, 2016 and 2015, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.
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

Business Combinations

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
Research and Development Expenses
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
The following tables reconcile the components of the numerator and denominator included in the calculations of diluted loss per share:

	Year Ended December 31,
	2016	2015	2014
Numerator
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(73,740,339)	$(29,187,606)	$(36,121,713)
Reflect adjustment for decrease in fair value of warrant liability	—	(721,591)	(2,181,203)
Numerator for use in diluted loss per share	$(73,740,339)	$(29,909,197)	$(38,302,916)

Denominator
Weighted average number of common shares outstanding	73,214,766	68,198,142	59,127,349
Effect of dilutive potential common shares from warrants	—	167,123	280,903
Denominator for use in diluted loss per share	73,214,766	68,365,265	59,408,252

Net loss per share, diluted	$(1.01)	$(0.44)	$(0.64)

The following table summarizes potential common shares that were excluded from diluted net loss per share calculation because of their anti-dilutive effect:

	Year Ended December 31,
	2016	2015	2014
Options to purchase common stock	6,806,183	5,862,364	4,840,514
Warrants to purchase common stock	284,091	276,813	727,969
Restricted stock units	798,834	230,000	—
Convertible preferred stock	8,456	8,456	8,456
Total	7,897,564	6,377,633	5,576,939

Leases
Leases are classified as either capital or operating leases. Leases which transfer substantially all of the benefits and risks incidental to the ownership of assets are accounted for as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases. Inovio’s Plymouth Meeting, PA headquarters and San Diego, CA facility leases, which have escalating payments, are expensed on a straight-line basis over the term of the lease. The allowance provided by the lessor for non-structural, normal leasehold improvements are considered tenant incentives and are amortized on a straight-line basis over the term of the lease. These leases represent the primary expense and commitment as indicated in Note 11 “Commitments”. Other leases exist for office machinery, such as copiers, wherein lease expense is recorded as incurred.
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
Weighted average assumptions used in the Black-Scholes model for employees are presented below:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	0.91%	0.99%	1.47%
Expected volatility	76%	74%	109%
Expected life in years	5	5	5
Dividend yield	—	—	—
Forfeiture rate	7%	7%	8%

Assumptions used in the Black-Scholes model for non-employees are presented below:

Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	2.3%-2.5%	2.1%-2.3%	1.5%-2.7%
Expected volatility	71%-104%	105%-108%	104%-115%
Expected life in years	7-10	7-10	7-10
Dividend yield	—	—	—
Recent Accounting Pronouncements
The below recent pronouncements may have a significant effect on the Company's financial statements. Recent pronouncements that are not anticipated to have an impact on or are unrelated to the Company's financial condition, results of operations, or related disclosures are not discussed.
Accounting Standards Update (“ASU”), No. 2016-09- In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard are effective for the Company's annual year and first fiscal quarter beginning on January 1, 2017 with early adoption permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.
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
ASU, No. 2014-15- In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements Going Concern, which intends to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosure. ASU 2014-15 defines the term substantial doubt and requires an assessment for a period of one year after the date of the issuance of the financial statements. It requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The guidance becomes effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance January 1, 2017 and expects it to have no impact on the Company's financial statements.
ASU, No. 2014-09- In May 2014, the FASB amended the existing accounting standards for revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The amended guidance defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The amended guidance as currently issued will be effective for the Company starting in 2018. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The Company currently plans on applying the modified retrospective method upon adoption in the first quarter of 2018. The Company is in the process of determining the effects the adoption will have on its financial statements and related disclosures.

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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is considered fixed and determinable and is not contingent upon the delivery of additional items or meeting other specified performance conditions. Based on the results of the Company's analysis, the $27.5 million up-front payment was allocated as follows: $15.0 million to the product license to INO-3112 and $12.5 million for the license to the research collaboration products and related research and developments services. The amount allocated to the license for INO-3112 was recognized as revenue under collaborative research and development arrangements during the year ended December 31, 2015 as this was determined to be earned upon the granting of the license and delivery of the related knowledge and data. The remaining amount related to the research collaboration products and related research and development services was classified as short-term deferred revenue as of December 31, 2015. The Company believes that no substantive value related to the research collaboration products license and research services has been transferred to MedImmune prior to their selection of the first research collaboration product since there is no economic benefit from the research unless such product candidate is selected. Furthermore, if MedImmune decides to not proceed with the selection of the product candidate, the research collaboration product license would be terminated. Therefore, the Company believes the license for the research collaboration products is not delivered until the research services are completed and the selection of the product candidate is made by MedImmune (i.e. exercise of an option). The Company has classified the amount allocated to this deliverable as short-term deferred revenue as it is expected that MedImmune will select a product candidate within the next three months. The Company will recognize revenues associated with the product development services for INO-3112 as revenues under collaborative arrangements as the related services are performed and according to the relative selling price method of the allocable arrangement consideration. During the years ended December 31, 2016 and 2015, the Company recognized revenues of $1.5 million and $16.0 million from MedImmune, respectively. As of December 31, 2016 and 2015, the Company has a deferred revenue balance of $13.7 million and $13.0 million, respectively, related to the Agreement. As of December 31, 2016 and 2015, the Company has an accounts receivable balance of $1.2 million and $1.5 million, respectively, related to the Agreement.

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
Under the terms of the Agreement, Roche made an upfront payment of $10 million and agreed to make additional development, regulatory and commercial event-based payments. These potential future event-based payments have been reduced significantly due to the termination of the Agreement. The Company assessed event-based payments under the authoritative guidance for research and development milestones and determined that $3.0 million related to INO-1800 represents a milestone under the milestone method of accounting.
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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is considered fixed and determinable and is not contingent upon the delivery of additional items or meeting other specified performance conditions. Based on the results of the Company's analysis, the $10 million up-front payment was allocated as follows: $5.0 million and $3.4 million to the license to INO-5150 and INO-1800, respectively, $1.5 million to the Option Right and $155,000 to the Joint Steering Committee obligation. The amounts allocated to the licenses for INO-5150 and INO-1800 were recognized as revenue under collaborative research and development arrangements during the year ended December 31, 2013 as these were determined to be earned upon the granting of the license and delivery of the related knowledge and data. Due to the Company's continuing involvement obligations, the remaining amounts were classified as deferred revenue as of December 31, 2013. The Company will recognize revenues associated with research and development services and manufacturing and drug supply as revenues under collaborative arrangements as the related services are performed and according to the relative selling price method of the allocable arrangement consideration. During the year ended December 31, 2016, the Company recognized revenues of $4.9 million from Roche. During the year ended December 31, 2015, the Company recognized revenues of $10.8 million from Roche, of which $3.0 million related to previously deferred revenue which was recognized based on the partial termination of the Agreement in February 2015 and $3.0 million related to a milestone earned during the period. As of December 31, 2016 and 2015, the Company has a deferred revenue balance of $0 and $166,000, respectively, related to the Roche Agreement. As of December 31, 2016 and 2015, the Company has an accounts receivable balance of $2.4 million and $1.6 million, respectively, related to the Roche Agreement.
DARPA- Ebola
In April 2015, the Company received a grant from the Defense Advanced Research Projects Agency ("DARPA") to lead a collaborative team to develop multiple treatment and prevention approaches against Ebola. The Inovio-led consortium is taking a multi-faceted approach to develop products to prevent and treat Ebola infection. The award covers pre-clinical development costs as well as good manufacturing practice manufacturing costs and the Phase 1 clinical study costs. The funding period is over two years and covers a base award of $19.6 million and an option award of $24.6 million, which was exercised in September 2015. The development proposal includes a second option of $11.1 million to support additional product supply and clinical development activities. The options are contingent upon the successful completion of certain pre-clinical development milestones. During the years ended December 31, 2016 and 2015, the Company recognized revenues of $22.4 million and $10.8 million, respectively, from DARPA related to the grant. As of December 31, 2016 and 2015, the Company has a deferred revenue balance of $1.2 million and $283,000, respectively, related to the DARPA grant. As of December 31, 2016 and 2015, the Company has an accounts receivable balance of $9.2 million and $4.0 million, respectively, related to the DARPA grant.
GeneOne
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

4. Investments
Investments consist of mutual funds, United States corporate debt securities and an equity investment in the Company's affiliated entity PLS at December 31, 2016 and of mutual funds, United States corporate debt securities, municipal bonds and an equity investment in the Company's affiliated entity PLS at December 31, 2015. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive loss until realized. Realized gains and losses are included in non-operating other income (expense) on the consolidated statement of operations and are derived using the specific identification method for determining the cost of the securities sold.  During the years ended December 31, 2016 and 2015, net realized loss on investments of $139,000 and $151,000 was recorded, respectively. The Company assessed each of its investments on an individual basis to determine if any decline in fair value was other-than-temporary. During the years ended December 31, 2016 and 2015, impairments considered to be other-than-temporary of $0 and $274,000 were recorded, respectively. Interest and dividends on investments classified as available-for-sale are included in interest and other income, net, in the consolidated statements of operations. As of December 31, 2016, the Company had 47 available-for-sale securities in a gross unrealized loss position of which 10 with a total unrealized loss of $79,000 were in such position for longer than 12 months.
The following is a summary of available-for-sale securities as of December 31, 2016 and 2015:

		As of December 31, 2016
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$60,883,065	$94,374	$(387,693)	$60,589,746
US corporate debt securities	Less than 2	25,098,122	6,853	(65,309)	25,039,666
Investment in affiliated entity (PLS)	---	—	3,777,510	—	3,777,510
Total investments		$85,981,187	$3,878,737	$(453,002)	$89,406,922

		As of December 31, 2015
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$78,571,294	$435	$(185,737)	$78,385,992
US corporate debt securities	Less than 2	26,923,855	—	(54,452)	26,869,403
Municipal bonds	Less than 1	101,936	—	(54)	101,882
Investment in affiliated entity (PLS)	---	—	5,045,915	—	5,045,915
Total investments		$105,597,085	$5,046,350	$(240,243)	$110,403,192

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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the years ended December 31, 2016 and 2015.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, and are determined using the following inputs as of December 31, 2016:

	Fair Value Measurements at
	December 31, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$10,300,813	$10,300,813	$—	$—
Mutual funds	60,589,746	—	60,589,746	—
US corporate debt securities	25,039,666	—	25,039,666	—
Investments in affiliated entities	19,829,575	19,829,575	—	—
Total Assets	$115,759,800	$30,130,388	$85,629,412	$—
Liabilities:
Common stock warrants	$1,167,614	$—	$—	$1,167,614
Total Liabilities	$1,167,614	$—	$—	$1,167,614

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

Level 1 assets include money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investments in GeneOne and PLS. The Company accounts for its investment in GeneOne at fair value on a recurring basis by which the fair value is based on the market value of 1,644,155 common shares on December 31, 2016 and 2015, listed on the Korean Stock Exchange. The Company accounts for its investment in PLS as an available-for sale security by which the fair value is based on the market value of 395,758 common shares on December 31, 2016 and 2015, listed on the Korea New Exchange (KONEX) Market. The Company elected the fair value option in conjunction with the investment in GeneOne at the inception of the investment therefore changes in the fair value of the investment are reflected as other income (expense) in the consolidated statements of operations.  The Company did not elect the fair value option for the investment in PLS at the inception of the investment, but rather recorded the investment under the equity method until its ownership interest dropped below 20% in June 2015 and accordingly began recording the investment under the cost method using the carryover basis from the equity method of zero. Once shares of PLS began trading on the KONEX, the Company classified the investment as available-for-sale and began recording the investment at fair value with changes in fair value reflected in other comprehensive income (loss).
Level 2 assets at December 31, 2016 include US corporate debt securities and mutual funds held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing their assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
Level 3 assets at December 31, 2016 include the second warrant received by the Company to purchase shares of common stock of OncoSec Medical Incorporated (“OncoSec”), in connection with the second amendment to the Asset Purchase Agreement between the Company and OncoSec signed in March 2012. This warrant to purchase 150,000 shares of common stock of OncoSec has a contractual life of five years with an exercise price of $20.00 per share. The first warrant to purchase 50,000 shares of common stock of OncoSec at an exercise price of $24.00 per share, expired in September 2016.
The Company reassesses the fair value of the OncoSec warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of OncoSec stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on publicly available historical data and knowledge of OncoSec. The Company reassesses the fair value of the warrants at each reporting date. The assumptions used to estimate the fair values of the OncoSec common stock warrants at December 31, 2016 and 2015 are presented below:

	Year Ended December 31,
	2016	2015
Risk-free interest rate	0.51%	0.64%
Expected volatility	88%	90%
Expected life in years	0.25	0.75-1.25
Dividend yield	—	—

As a result of these calculations, the Company recorded a decrease in fair value of the warrants of $(6,000), $(544,000) and $(168,000) for the years ended December 31, 2016, 2015 and 2014, respectively. The change in fair value is reflected in the Company's consolidated statement of operations as a component of change in fair value of common stock warrants.
The following table presents a summary of changes in fair value of the Company’s total Level 3 financial assets for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Balance at beginning of year	$5,970	$550,000
Decrease in fair value included in change in fair value of common stock warrants	(5,970)	(544,030)
Balance at end of year	$—	$5,970

Level 3 liabilities held as of December 31, 2016 and 2015 consist of common stock warrant liabilities associated with warrants to purchase the Company's common stock issued in March 2013. If unexercised, the warrants will expire in September 2018. During the years ended December 31, 2016 and 2015, none of these warrants were exercised.
As of December 31, 2016 the Company has a $1.2 million common stock warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. The assumptions used to estimate the fair value of common stock warrants at December 31, 2016 and 2015 are presented below:

	Year Ended December 31,
	2016	2015
Risk-free interest rate	1.1%	1.36%
Expected volatility	61%	81%
Expected life in years	1.70	2.70
Dividend yield	—	—
Changes in these assumptions as well as in the Company's stock price on the valuation date can have a significant impact on the fair value of the common stock warrant liability. As a result of these calculations, the Company recorded a decrease in fair value of $(134,000), $(722,000) and $(516,000) for the years ended December 31, 2016, 2015 and 2014, respectively. The change in fair value is reflected in the Company's consolidated statement of operations as a component of change in fair value of common stock warrants.
The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Balance at beginning of year	$1,301,138	$2,022,729
Decrease in fair value included in change in fair value of common stock warrants	(133,524)	(721,591)
Balance at end of year	$1,167,614	$1,301,138

6. Major Customers and Concentration of Credit Risk

Customer	2016	% of Total Revenue	2015	% of Total Revenue	2014	% of Total Revenue
MedImmune	$1,518,639	4%	$16,037,731	40%	$—	—%
DARPA	26,602,183	75	11,582,623	28	123,605	1
Roche	4,917,929	14	10,778,688	27	7,357,346	70
NIAID	118,171	—	901,475	2	1,229,084	12
GeneOne (affiliated entity)	1,188,432	4	450,000	1	479,464	5
All other	1,023,007	3	821,594	2	1,267,267	12
Total Revenue	$35,368,361	100%	$40,572,111	100%	$10,456,766	100%

During the years ended December 31, 2016, 2015 and 2014, the Company recognized revenue from various license fees, collaborative research and development agreements, grants and government contracts. As of December 31, 2016, $12.1 million or 73%, $2.4 million or 15% and $1.2 million or 7% of the Company's accounts receivable was attributed to DARPA, Roche and MedImmune, respectively. As of December 31, 2015, $4.0 million or 54%, $1.6 million or 22% and $1.5 million or 20% of accounts receivable was attributed to DARPA, Roche and MedImmune, respectively.
The Company’s accounts receivable from DARPA includes $6.8 million of amounts that are unbilled as of December 31, 2016.  Unbilled amounts range from 1 to 9 months in age, and are attributable to the fact that the Company is awaiting an invoice from its sub-contractor prior to submission of an aggregate invoice to DARPA.    The Company believes that all criteria for revenue recognition under SAB 104 have been met, and also anticipates that all such amounts will be invoiced and collected within the next 12 months and has included all as current assets in its consolidated balance sheet.
There is minimal credit risk with these customers based upon collection history, their size and financial condition. Accordingly, the Company does not consider it necessary to record a reserve for uncollectible accounts receivable.

7. Fixed Assets
Fixed assets at December 31, 2016 and 2015 consist of the following:

	Cost	Accumulated Depreciation and Amortization	Net Book Value
As of December 31, 2016
Leasehold improvements	$5,248,311	$(1,199,415)	$4,048,896
Laboratory equipment	3,534,302	(1,072,188)	2,462,114
Office furniture and fixtures	1,814,493	(1,108,187)	706,306
Computer equipment and other	3,684,521	(1,876,391)	1,808,130
	$14,281,627	$(5,256,181)	$9,025,446
As of December 31, 2015
Leasehold improvements	$3,571,619	$(721,280)	$2,850,339
Laboratory equipment	1,875,561	(540,555)	1,335,006
Office furniture and fixtures	987,436	(399,524)	587,912
Computer equipment and other	4,419,761	(1,886,323)	2,533,438
	$10,854,377	$(3,547,682)	$7,306,695

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $1.7 million, $1.0 million and $627,000, respectively. The Company determined that the carrying value of these long-lived assets was not impaired for the periods presented.

8. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		December 31, 2016			December 31, 2015
	Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite lived:
Goodwill(a)		$10,513,371	$—	$10,513,371	$10,113,371	$—	$10,113,371
Definite lived:
Patents	8 – 17	5,802,528	(5,618,854)	183,674	5,802,528	(5,516,122)	286,406
Licenses	8 – 17	1,323,761	(1,161,861)	161,900	1,323,761	(1,133,113)	190,648
CELLECTRA®(b)	5 – 11	8,106,270	(6,825,028)	1,281,242	8,106,270	(6,397,947)	1,708,323
GHRH(b)	11	335,314	(240,264)	95,050	335,314	(208,581)	126,733
Bioject (c)	2 – 15	5,100,000	(562,222)	4,537,778	—	—	—
Other(d)	18	4,050,000	(2,681,250)	1,368,750	4,050,000	(2,456,250)	1,593,750
Total intangible assets		24,717,873	(17,089,479)	7,628,394	19,617,873	(15,712,013)	3,905,860
Total goodwill and intangible assets		$35,231,244	$(17,089,479)	$18,141,765	$29,731,244	$(15,712,013)	$14,019,231

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
Aggregate amortization expense on intangible assets was $1.4 million, $870,000 and $943,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expense related to intangible assets at December 31, 2016 for each of the next five fiscal years and beyond is expected to be incurred as follows:

2017	$1,618,664
2018	1,249,584
2019	1,066,251
2020	547,081
2021	520,414
Thereafter	2,626,400
$7,628,394

There were no impairment or impairment indicators present and no losses were recorded during the years ended December 31, 2016, 2015 and 2014, respectively.

9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at December 31, 2016 and 2015 consist of the following:

	As of December 31,
	2016	2015
Trade accounts payable, including from affiliated entity	$5,920,642	$4,292,374
Accrued compensation	6,531,983	4,157,440
Accrued subcontract costs	5,475,359	946,597
Accrued license fees	—	2,300,000
Other accrued expenses	1,669,803	1,368,488
	$19,597,787	$13,064,899

10. Stockholders’ Equity

Preferred Stock

			Outstanding as of December 31,
	Authorized	Issued	2016	2015
Series C Preferred Stock, par $0.001	1,091	1,091	23	23
There were no changes in the number of outstanding shares of our preferred stock for the years ended December 31, 2016 and 2015.
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
Voting Rights
The holders of all series of the Company’s preferred stock outstanding have full voting rights and powers equal to the voting rights and powers of holders of the Company’s common stock and are entitled to notice of any stockholders’ meeting in accordance with the Company’s Bylaws. Holders of the Company’s Preferred Stock are entitled to vote on any matter upon which holders of the Company’s common stock have the right to vote, including, without limitation, the right to vote for the election of directors together with the holders of common stock as one class. Series C Preferred holders are entitled to 368 votes for each share of Series C Preferred Stock held.

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
As of December 31, 2016, outstanding shares of the Series C Preferred Stock were convertible into 8,456 shares of our common stock at a conversion price of $27.20 per share, and the applicable Daily Market Price of the common stock for triggering mandatory conversion equaled $72.00 per share.

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
During the year ended December 31, 2016, the Company sold a total of 658,748 shares of common stock under the Sales Agreement. The sales were made at a weighted average price of $9.75 per share with net proceeds to the Company of $6.3 million.
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

Warrants
The following table summarizes the warrants outstanding as of December 31, 2016 and 2015:

			As of December 31, 2016		As of December 31, 2015
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants	Common Stock Warrant Liability	Number of Warrants	Common Stock Warrant Liability
March 2013 financing	$3.17	September 12, 2018	284,091	$1,167,614	284,091	$1,301,138
Warrants assumed in June 2009 Merger	$ 4.08 - 5.12	April 28, 2016	—	—	276,813	—
Total			284,091	$1,167,614	560,904	$1,301,138

During the years ended December 31, 2016 and 2015, no warrants to purchase shares of the Company's common stock which were issued in connection with the March 2013 financing were exercised.

During the years ended December 31, 2016 and 2015, warrants to purchase 276,813 and 426,625 shares of the Company's common stock which were assumed in the June 2009 Merger were exercised, with proceeds to the Company of $0 and $2.0 million, respectively.
Stock Options
The Company has two active stock-based incentive plans, the Amended and Restated 2007 Omnibus Incentive Plan (the “Incentive Plan”), pursuant to which the Company has granted stock options and restricted stock awards to executive officers, directors and employees, and the 2016 Omnibus Incentive Plan (the "2016 Incentive Plan").
The 2007 Incentive Plan was adopted on March 31, 2007, approved by the stockholders on May 4, 2007, approved by the stockholders as amended on May 2, 2008, and approved by the stockholders as amended and restated on August 25, 2009, May 14, 2010, May 22, 2014 and May 8, 2015. On May 14, 2010 the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 500,000 and to provide that the aggregate number of shares available for grant under the Incentive Plan will be increased on January 1 of each year beginning in 2011 by a number of shares equal to the lesser of (1) 513,833 or (2) such lesser number of shares as may be determined by the Board. On May 22, 2014 and May 8, 2015, the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 1,250,000 and 2,000,000, respectively. At December 31, 2016, the Incentive Plan reserves 7,770,497 shares of common stock for issuance as or upon exercise of incentive awards granted and to be granted at future dates. At December 31, 2016, the Company had 224,507 shares of common stock available for future grant under the Incentive Plan, and 798,834 shares of unvested restricted stock units ("RSU's")and options to purchase 5,978,342 shares of common stock outstanding under the Incentive Plan. The awards granted and available for future grant under the Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The Incentive Plan terminates by its terms on March 31, 2017.
The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the Amended 2000 Stock Option Plan and the VGX Equity Compensation Plan, under which the Company had options to purchase 100,002 and 727,839 shares of common stock outstanding at December 31, 2016, respectively. The terms and conditions of the options outstanding under these plans remain unchanged.
The 2016 Incentive Plan was approved by stockholders on May 13, 2016. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2016 Incentive Plan may not exceed 6,000,000 shares, provided that commencing with the first business day of each calendar year beginning with January 1, 2018, such maximum number of shares shall be increased by 2,000,000 shares of common stock unless the Board determines, for any such calendar year, to increase such maximum amount by a fewer number of shares. As of December 31, 2016, no awards have been granted under the 2016 Incentive Plan.

Total compensation cost for our stock plans recognized in the consolidated statement of operations for the years ended December 31, 2016, 2015 and 2014 was $10.2 million, $5.8 million and $4.8 million, respectively, of which $4.8 million, $3.2 million and $2.8 million was included in research and development expenses and $5.4 million, $2.6 million and $2.0 million was included in general and administrative expenses, respectively.
At December 31, 2016 and 2015, there was $5.8 million and $5.4 million of total unrecognized compensation cost, respectively, related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years and 1.9 years respectively.
At December 31, 2016 and 2015, there was $4.0 million and $1.2 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years and 2.1 years, respecitvely.
The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the years ended December 31, 2016, 2015 and 2014 was $321,000, $385,000 and $585,000, respectively. As of December 31, 2016, 796,810 non-employee options remained outstanding.
The following table summarizes total stock options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$0.00-$3.00	1,184,058	5.6	$2.25	1,184,058	$2.25
$3.01-$6.00	1,063,941	2.1	$4.76	1,055,351	$4.75
$6.01-$9.00	3,337,860	7.7	$7.25	1,668,725	$7.23
$9.01-$12.00	418,612	8.6	$9.75	155,420	$9.92
$12.01-$15.00	801,712	6.4	$12.94	626,277	$12.93
	6,806,183	6.3	$6.81	4,689,831	$6.26

At December 31, 2016, the aggregate intrinsic value of options outstanding was $8.3 million, the aggregate intrinsic value of options exercisable was $8.2 million, and the weighted average remaining contractual term of options exercisable was 5.3 years.

At December 31, 2016, the aggregate intrinsic value of unvested RSU's was $5.5 million and the aggregate intrinsic value of RSU's which vested during the year ended December 31, 2016 was $781,000.
At December 31, 2016, 1,973,141 stock options and 798,834 RSU's are expected to vest.
Stock option activity under our equity incentive plans was as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2015	5,862,364	$6.46
Granted	1,705,169	7.47
Exercised	(631,065)	4.96
Cancelled	(130,285)	8.66
Balance, December 31, 2016	6,806,183	$6.81

RSU activity under our equity incentive plans was as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2015	230,000	$—
Granted	671,500	—
Vested	(96,666)	—
Cancelled	(6,000)	—
Balance, December 31, 2016	798,834	$—

The weighted average exercise price was $9.01 for the 69,570 options which expired during the year ended December 31, 2016, $10.89 for the 83,696 options which expired during the year ended December 31, 2015 and $15.95 for the 70,517 options which expired during the year ended December 31, 2014.
The weighted average grant date fair value per share was $4.59, $4.60 and $9.19 for options granted during the years ended December 31, 2016, 2015 and 2014, respectively.
The weighted average grant date fair value was $7.41 and $7.76 per share for restricted stock units granted during the years ended December 31, 2016 and 2015, respectively. There were no restricted stock units granted during the year ended December 31, 2014.
The Company received $1.8 million, $552,000 and $1.4 million in proceeds from the exercise of stock options during the years ended December 31, 2016, 2015 and 2014, respectively. The aggregate intrinsic value of options exercised was $3.5 million, $456,000 and $2.0 million during the years ended December 31, 2016, 2015 and 2014, respectively.

11. Commitments
In October 2016, the Company entered into an office lease (the “new Lease”) for a property located at 6769 Mesa Ridge Road in San Diego, California. The total space is approximately 51,000 square feet. The Company intends to use the facility for office, manufacturing and research and development purposes. The term of the new Lease commences on the earlier to occur of the date the Company first conducts business from any portion of the premises, or June 1, 2017. The initial term of the new Lease is ten years, with a right to terminate on November 30, 2023, with appropriate notice to the landlord.
The base rent adjusts periodically throughout the term of the new Lease, with monthly payments ranging from $0 to $95,000, with a portion of the rent abated for certain periods during the first two years of the initial term. In addition, the Company will pay the landlord its share of operating expenses and has paid a security deposit of $95,000. As of December 31, 2016 the Company has capitalized $390,000 of tenant improvements to the new property which have been recorded as a leasehold improvement within fixed assets on the consolidated balance sheet, offset by a corresponding amount recorded in deferred rent.
In March 2014, the Company entered into an office lease (the "Lease") for its corporate headquarters located at 600 W. Germantown Pike, Suite 110, in Plymouth Meeting, Pennsylvania, and occupied the space in June 2014. The initial term of the Lease is 11.5 years and the Company is using the facility for office purposes.
The base rent adjusts periodically throughout the 11.5 year term of the Lease, with monthly payments ranging from $0 to $58,000. In addition, the Company will pay the landlord for its share of operating expenses and a property management fee and have paid a security deposit of $49,000. In July 2015, the Company amended the lease to increase the total leased space. The commencement of the amended lease was in the first quarter of 2016 and has increased monthly lease payments by approximately $16,000.
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
In June 2015, the Company amended the lease for its corporate office in San Diego, California to increase the total leased space and occupy the entire building. The amendment required the lessor to complete and pay for certain improvements to the additional space before the commencement of the amended lease in January 2016. The amended lease has increased monthly lease payments by approximately $13,000.

The Company has capitalized $822,000 of tenant improvements on the additional corporate office space in San Diego which have been recorded as a leasehold improvement within fixed assets on the consolidated balance sheet, offset by a corresponding amount recorded in deferred rent.
Rent expense was $1.6 million, $1.3 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2016 are as follows:

2017	$1,818,000
2018	2,266,000
2019	2,682,000
2020	2,869,000
2021	2,950,000
Thereafter	13,548,000
Total	$26,133,000

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

12. Investments in Affiliated Entities
The Company’s investments in an affiliated entities represent the Company’s ownership interest in the Korean based companies GeneOne Life Sciences ("GeneOne") and Plumbline Life Sciences ("PLS"). The Company held a 10.2% ownership interest in GeneOne as of December 31, 2016 and 2015, and a 16.8% ownership interest in PLS as of December 31, 2016 and 2015.
The Company's investment in GeneOne is measured at fair value on a recurring basis. The fair market value of the Company’s interest in GeneOne was determined using the closing price of GeneOne's shares of common stock as listed on the Korean Stock Exchange as of December 31, 2016 and 2015. The Company accounts for its investment in PLS as an available-for sale security by which the fair value was determined using the closing price of 395,758 common shares owned of PLS on December 31, 2016, listed on the Korea New Exchange (KONEX) Market. The Company elected the fair value option in conjunction with the investment in GeneOne at the inception of the investment therefore changes in the fair value of the investment are reflected as other income (expense) in the consolidated statements of operations.  The Company did not elect the fair value option for the investment in PLS at the inception of the investment, but rather recorded the investment under the equity method until its ownership interest dropped below 20% in June 2015 and accordingly began recording the investment under the cost method using the carryover basis from the equity method of zero. Once shares of PLS began trading on the KONEX, the Company classified the investment as available-for-sale and began recording the investment at fair value with changes in fair value reflected in other comprehensive income (loss).

13. Business Combination
On April 29, 2016, the Company acquired all of Bioject Medical Technologies Inc.’s ("Bioject") net assets including needle-free injection technology, products and intellectual property. The transaction, which was accounted for as a business combination, provides the Company with further opportunities in device development. The Company paid Bioject $4.3 million in the Company's stock and $1.2 million in cash upon closing.
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
The components of the provision for income taxes are presented in the following table:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	—	—	2,000
	—	—	2,000
Deferred:
Federal	—	(1,594,000)	18,000
State	—	(504,000)	9,000
	—	(2,098,000)	27,000
	$—	$(2,098,000)	$29,000

The reconciliation of income taxes attributable to continuing operations computed at the statutory tax rates to income tax expense (recovery), using a 35% statutory tax rate, is:

	Year Ended December 31,
	2016	2015	2014
Income (benefit) taxes at statutory rates	$(25,809,000)	$(10,920,000)	$(12,639,000)
State income tax, net of federal benefit	(4,000)	(2,640,000)	(2,362,000)
Change in valuation allowance	29,678,000	7,882,000	14,235,000
Research and development tax credits	(3,117,000)	(1,537,000)	(849,000)
Fair value warrant	(47,000)	(253,000)	(180,000)
Stock compensation	113,000	2,288,000	1,573,000
Uncertain tax positions	1,367,000	1,968,000	340,000
Expired NOL's and credits	4,269,000	339,000	728,000
Limited NOL's and credits	(6,456,000)	(297,000)	(749,000)
Change in state tax rate	(495,000)	676,000	(60,000)
Other	501,000	396,000	(8,000)
	$—	$(2,098,000)	$29,000

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
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 are shown below:

	As of December 31,
	2016	2015
Deferred tax assets:
Capitalized research expense	$567,000	$1,201,000
Net operating loss carryforwards	95,500,000	71,848,000
Research and development and other tax credits	5,300,000	3,339,000
Deferred revenue	5,452,000	5,213,000
Deferred rent	2,231,000	2,171,000
Stock-based compensation	4,511,000	2,135,000
Acquired intangibles	269,000	—
Other	4,328,000	3,457,000
	118,158,000	89,364,000
Valuation allowance	(113,407,000)	(83,245,000)
Total deferred tax assets	4,751,000	6,119,000
Deferred tax liabilities:
Acquired intangibles	—	(596,000)
Investment in affiliated entity	(3,624,000)	(4,399,000)
Fixed assets	(1,302,000)	(1,299,000)
Net deferred tax liabilities	$(175,000)	$(175,000)

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

As of December 31, 2016, the Company had federal, California and Pennsylvania tax net operating loss carry forwards of approximately $255.6 million, $73.6 million and $75.6 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. The federal and Pennsylvania net operating loss carry forwards will begin to expire in 2018 and 2021, respectively, unless previously utilized. The California net operating loss carry forwards will expire as follows:

Amount (in millions)
2017	$5.8
2028 and beyond	67.8
Total	$73.6

In March 2016, the FASB issued ASU No. 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to employee Shared-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016. The Company will adopt this ASU in the first quarter of 2017. The Company has excess tax benefits for which a benefit could not be previously recognized of approximately $1.1 million. Upon adoption the balance of the unrecognized excess tax benefits will be reversed with the impact recorded to retained earnings including any change to the valuation allowance as a result of the adoption. Due to the full valuation allowance on the deferred tax assets, the Company does not expect any impact to the financial statements as a result of this adoption.
In addition, the Company had federal and state research tax credit carryforwards of approximately $7.6 million and $2.1 million, respectively. The federal tax credit carryforwards will begin to expire in 2018. The California research tax credits do not expire.
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
The Company and VGX both experienced ownership changes under Section 382 as a result of the Merger on June 1, 2009. The ownership change resulted in annual limitations on the utilizations of tax attributes, including net operating loss carryforwards and tax credits. The Company estimates that approximately $20.8 million of tax benefits related to NOL and tax credit carryforwards will expire unused. Accordingly, the related NOL and R&D credit carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by current and future ownership changes, if any, related to our operations in the United States will not impact our effective tax rate. Any additional ownership changes, may further limit the ability to use the net operating losses and credits carryovers.
The following table summarizes the activity related to our unrecognized tax benefits:

	Year ended December 31,
	2016	2015	2014
Balance at beginning of the year	$5,455,000	$2,759,000	$2,416,000
Increases related to current year tax positions	1,183,000	615,000	331,000
Increases related to prior year tax positions	217,000	2,081,000	12,000
Balance at end of the year	$6,855,000	$5,455,000	$2,759,000

The amount of unrecognized tax benefit that, if recognized and realized would affect the effective tax rate is $5.7 million as of December 31, 2016. The Company has not recorded any interest and penalties on the unrecognized tax positions as the Company has continued to generate net operating losses after accounting for the unrecognized tax benefits. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
The Company and its subsidiaries are subject to United States federal income tax as well as income tax in multiple state jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2013 and state and local income tax examinations before 2012. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. The Company is not currently under Internal Revenue Service (“IRS”), state or local tax examination.

15. 401(k) Plan
In 1995, the Company adopted a 401(k) Profit Sharing Plan (the “Plan”) covering substantially all of its employees. The defined contribution plan allows the employees to contribute a percentage of their compensation each year. The Company currently matches 50% of its employees’ contributions, up to 6% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying consolidated statements of operations and totaled $496,000, $328,000 and $275,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

16. Related Party Transactions
GeneOne Life Sciences
On May 26, 2015, the Company entered into a Collaborative Development Agreement with GeneOne to co-develop a DNA vaccine for MERS (Middle East Respiratory Syndrome) through Phase 1 clinical trials.  Under the terms of the agreement, GeneOne will be responsible for funding all preclinical and clinical studies through Phase 1.  In return, GeneOne will receive up to 35% milestone-based ownership interest in the MERS immunotherapy upon achievement of the last milestone event of completion of the Phase 1 safety and immunogenicity study.  The collaborative research program shall terminate upon the completion of activities under the development plan, unless sooner terminated.
In January 2016, the Company and Gene One entered into a First Amendment to the May 2015 Collaborative Development Agreement to expand the agreement to test and advance the Company's DNA-based vaccine for preventing and treating Zika virus.  GeneOne will be responsible for funding all preclinical and clinical studies through Phase 1.  In return, GeneOne will receive up to 35% milestone-based ownership interest in the Zika immunotherapy upon achievement of the last milestone event of the completion of the Phase 1 safety and immunogenicity study. All other agreement terms remain the same.
On September 23, 2014, the Company entered into a Collaborative Development Agreement with GeneOne to co-develop an Ebola vaccine through Phase 1 clinical trials. In July 2015, the Company amended the Agreement with an effective date of April 2015 to change control of development in return for the Company’s payment of certain development fees.
On October 7, 2011, the Company entered into a Collaborative Development and License Agreement (the “Hep Agreement”) with GeneOne. Under the Hep Agreement, as originally executed, the Company and GeneOne agreed to co-develop the Company’s SynCon® therapeutic vaccines for hepatitis B and C infections (the “Products”). Under the terms of the Hep Agreement, GeneOne will receive marketing rights for the Products in Asia, excluding Japan, and in return will fully fund IND-enabling and initial Phase 1 and 2 clinical studies with respect to the Products. The Company will receive from GeneOne payments based on the achievement of clinical milestones and royalties based on sales of the Products in the licensed territories, retaining all commercial rights to the Products in all other territories. On August 21, 2013, the Company amended the Hep Agreement to grant back to the Company hepatitis B, along with all associated rights, from the collaboration in return for certain remuneration including a percentage of license fees. On October 7, 2013, the Company further amended the Hep Agreement to in part provide exclusive patent rights to IL-28 technology for use with the Products in Asia, excluding Japan. The Hep Agreement shall terminate upon the later of the expiration or abandonment of the last patent that is a component of the rights or 20 years after the effective date.
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
For the years ended December 31, 2016, 2015 and 2014, the Company recognized revenue from GeneOne of $1.2 million, $450,000 and $479,000, respectively, which consisted of licensing and other fees from the influenza and Zika collaborations. Operating expenses recorded from transactions with GeneOne for the years ended December 31, 2016, 2015 and 2014 include $2.8 million, $6.9 million and $4.2 million, respectively, related primarily to biologics manufacturing. At December 31, 2016 and 2015, the Company had an accounts receivable balance of $441,000 and $4,000, respectively, and an accounts payable and accrued liability balance of $379,000 and $165,000, respectively, related to GeneOne and its subsidiaries. At December 31, 2016 and 2015, $571,000 and $373,000 of prepayments made to GeneOne were classified as long-term other assets on the consolidated balance sheet.
OncoSec Medical Incorporated
The Company's Chairman, Dr. Avtar Dhillon, is the non-executive Chairman of OncoSec.

At December 31, 2016, the Company holds a warrant to purchase 150,000 shares of common stock of OncoSec at an exercise price of $20.00 per share. On September 28, 2016, the Company's warrant expired to purchase 50,000 shares of common stock of OncoSec at an exercise price of $24.00 per share. (See Note 5 for further discussion.)
Plumbline Life Sciences, Inc.
In May 2014, the Company's 85% owned subsidiary VGX Animal Health entered into an agreement for the sale of its animal health assets to PLS of Korea. The assets transferred included an exclusive license with Inovio for animal applications of its growth hormone-releasing hormone ("GHRH") technology and animal DNA vaccines plus a non-exclusive license to Inovio electroporation delivery systems. In return, VGX Animal Health received $2.0 million in cash, of which $1.0 million was received in May 2015 and the remainder in May 2016, and 465,364 shares of PLS, of which the Company received 395,758 shares or approximately 16.8% of PLS common stock.
During each of the years ended December 31, 2016 and 2015, VGX Animal Health distributed the $1.0 million cash received to its shareholders, of which $149,559 went to minority shareholders.
As of December 31, 2016 the Company accounts for its ownership interest in PLS under the accounting guidance for investments considered available-for-sale (Accounting Standards Codification (ASC) 320). The original carrying value of the Company's investment in PLS was $0. On July 28, 2015, PLS registered on the Korea New Exchange (KONEX) Market. The total carrying value of the Company's investment in PLS was $3.8 million as of December 31, 2016. The fair value is based on the market value of the 395,758 common shares owned, listed on the KONEX. The changes in carrying value of PLS are recorded in the consolidated statements of comprehensive loss as an unrealized gain (loss) on investment in affiliated entity.
In August 2016, we licensed a veterinary vaccine for foot and mouth disease (FMD) to PLS. PLS will fund all development activities for this FMD vaccine. We will receive milestone payments as well as royalties on product sales from PLS for commercial rights to this FMD synthetic vaccine in Asia, excluding Japan.

The Wistar Institute
The Company's director and chairman of the scientific advisory board, Dr. David B. Weiner, is the Executive Vice President and Director of the Vaccine Center of The Wistar Institute ("Wistar").
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
For the year ended December 31, 2016, the Company recognized revenue from Wistar of $341,000, related to work performed on a research sub-award agreement. Operating expenses recorded from Wistar for the year ended December 31, 2016 were $985,000 related to the collaborative research agreements and sub-contract related to the DARPA Ebola grant. At December 31, 2016, the Company had an accounts receivable balance of $152,000 and an accounts payable and accrued liability balance of $671,000 related to Wistar.

17. Quarterly Financial Information (Unaudited)
The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2016 and 2015 (unaudited):

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Consolidated Statements of Operations:
Revenue:
Revenue under collaborative research and development arrangements	$476,586	$2,327,316	$1,889,988	$1,796,857
Revenue under collaborative research and development arrangements with affiliated entity	189,278	574,596	499,720	137,000
Grants and miscellaneous revenue	7,735,428	9,410,648	3,814,083	6,176,298
Grants and miscellaneous revenue from affiliated entity	112,660	227,903	—	—
Total revenues	8,513,952	12,540,463	6,203,791	8,110,155
Operating Expenses:
Research and development	23,911,731	26,980,343	19,630,801	18,189,160
General and administrative	6,965,517	5,755,603	5,799,530	5,371,613
Gain on sale of assets	—	—	(1,000,000)	—
Total operating expenses	30,877,248	32,735,946	24,430,331	23,560,773
Loss from operations	(22,363,296)	(20,195,483)	(18,226,540)	(15,450,618)
Interest and other income, net	191,460	391,596	341,131	333,070
Change in fair value of common stock warrants	644,888	2,690	(113,775)	(406,249)
Gain (Loss) from investment in affiliated entity	(4,706,522)	(958,141)	(705,527)	7,480,977
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(26,233,470)	$(20,759,338)	$(18,704,711)	$(8,042,820)
Net loss per common share attributable to Inovio Pharmaceuticals, Inc. stockholders
Basic	$(0.35)	$(0.28)	$(0.26)	$(0.11)
Diluted	$(0.36)	$(0.28)	$(0.26)	$(0.11)

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Consolidated Statements of Operations:
Revenue:
Revenue under collaborative research and development arrangements	$1,820,643	$16,475,083	$4,335,236	$4,245,571
Revenue under collaborative research and development arrangements with affiliated entity	375,000	125,000	166,667	112,500
Grants and miscellaneous revenue	3,739,919	7,583,151	784,775	808,566
Total revenues	5,935,562	24,183,234	5,286,678	5,166,637
Operating Expenses:
Research and development	15,601,891	16,075,201	16,688,511	9,426,320
General and administrative	4,860,086	4,377,616	4,718,260	4,107,928
Gain on sale of assets	—	—	(1,000,000)	—
Total operating expenses	20,461,977	20,452,817	20,406,771	13,534,248
Income (Loss) from operations	(14,526,415)	3,730,417	(15,120,093)	(8,367,611)
Interest and other income, net	(194,519)	214,982	146,332	138,276
Change in fair value of common stock warrants	(290,316)	518,877	(49,773)	(1,227)
Gain (Loss) from investment in affiliated entity	(3,249,315)	(659,054)	8,861,145	(2,352,309)
Net income (loss) before income tax benefit	(18,260,565)	3,805,222	(6,162,389)	(10,582,871)
Income tax benefit	308,520	1,789,246	—	—
Net income (loss)	(17,952,045)	5,594,468	(6,162,389)	(10,582,871)
Net (income) loss attributable to non-controlling interest	—	—	(85,861)	1,092
Net income (loss) attributable to Inovio Pharmaceuticals, Inc.	$(17,952,045)	$5,594,468	$(6,248,250)	$(10,581,779)
Net income (loss) per common share attributable to Inovio Pharmaceuticals, Inc. stockholders
Basic	$(0.25)	$0.08	$(0.09)	$(0.17)
Diluted	$(0.25)	$0.07	$(0.09)	$(0.18)

18. Subsequent Events

In February 2017, the Company received full payment of $8.5 million from Roche for its past and future obligations associated with the termination of the Collaborative, License, and Option Agreement.
On February 13, 2017, the Company announced that it has entered into a collaboration and license agreement ("the Agreement") providing ApolloBio Corporation ("ApolloBio") with the exclusive right to develop and commercialize VGX-3100, Inovio’s DNA immunotherapy product designed to treat pre-cancers caused by human papillomavirus (HPV), within Greater China (China, Hong Kong, Macao, Taiwan). Under the Agreement, Inovio will receive $15.0 million in upfront and near term payments comprising an initial $3.0 million signing fee and a $12.0 million milestone upon lifting of the VGX-3100 Phase 3 pre-initiation clinical hold by the FDA. Under a separate equity agreement, ApolloBio will invest in Inovio common stock subsequent to lifting of the clinical hold at a volume weighted average price encompassing a trading period prior to and following the lifting of the clinical hold. The aggregate investment, which is expected to be completed in the first half of 2017, will not exceed $35.0 million and may be a lower amount such that ApolloBio will not be the largest shareholder in Inovio. ApolloBio will fund all clinical development costs within the licensed territory, and will pay Inovio up to $20.0 million based upon the achievement of certain regulatory milestones in the US, China and Korea, and double digit royalties on net sales of VGX-3100. The agreements are subject to People’s Republic of China (PRC) corporate and regulatory approvals, and payments are subject to PRC currency approvals. While the Agreement has been executed by the parties, the Agreement by its terms will become effective on the date that the ApolloBio board of directors and stockholders approve the Agreement.