Form 10-Q
period 2017-03-31
INOVIO PHARMACEUTICALS, INC.
filed 2017-05-10
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 74,627,013 as of May 1, 2017.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2017

Part I. Financial Information

Item 1.    Financial Statements
INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,903,253	$19,136,472
Short-term investments	66,755,201	85,629,412
Accounts receivable	9,864,900	15,821,511
Accounts receivable from affiliated entity	1,232,905	748,355
Prepaid expenses and other current assets	4,206,127	1,749,059
Prepaid expenses and other current assets from affiliated entity	1,816,769	1,512,424
Total current assets	106,779,155	124,597,233
Fixed assets, net	9,803,457	9,025,446
Investment in affiliated entity- GeneOne	14,443,248	16,052,065
Investment in affiliated entity - PLS	3,027,549	3,777,510
Intangible assets, net	7,222,095	7,628,394
Goodwill	10,513,371	10,513,371
Other assets	1,525,154	2,113,147
Total assets	$153,314,029	$173,707,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,465,785	$19,597,787
Accounts payable and accrued expenses due to affiliated entity	529,169	1,072,579
Accrued clinical trial expenses	5,909,873	6,368,389
Common stock warrants	1,051,137	1,167,614
Deferred revenue	17,060,324	14,762,720
Deferred revenue from affiliated entity	368,986	407,292
Deferred rent	617,289	446,646
Total current liabilities	40,002,563	43,823,027
Deferred revenue, net of current portion	227,481	317,808
Deferred revenue from affiliated entity, net of current portion	—	86,694
Deferred rent, net of current portion	6,963,866	5,926,424
Deferred tax liabilities	174,793	174,793
Total liabilities	47,368,703	50,328,746
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Common stock	74,627	74,062
Additional paid-in capital	563,229,335	556,718,356
Accumulated deficit	(458,236,452)	(434,838,235)
Accumulated other comprehensive income	781,547	1,327,968
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	105,849,057	123,282,151
Non-controlling interest	96,269	96,269
Total stockholders’ equity	105,945,326	123,378,420
Total liabilities and stockholders’ equity	$153,314,029	$173,707,166
See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Revenue under collaborative research and development arrangements	$4,288,586	$1,796,857
Revenue under collaborative research and development arrangements with affiliated entity	233,330	137,000
Grants and miscellaneous revenue	5,240,233	6,176,298
Grants and miscellaneous revenue from affiliated entity	614,036	—
Total revenues	10,376,185	8,110,155
Operating expenses:
Research and development	24,542,504	18,189,160
General and administrative	7,767,589	5,371,613
Total operating expenses	32,310,093	23,560,773
Loss from operations	(21,933,908)	(15,450,618)
Other income (expense):
Interest and other income, net	340,341	333,070
Change in fair value of common stock warrants, net	116,477	(406,249)
Gain (loss) on investment in affiliated entity	(1,608,817)	7,480,977
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(23,085,907)	$(8,042,820)
Net loss per common share attributable to Inovio Pharmaceuticals, Inc. stockholders
Basic	$(0.31)	$(0.11)
Diluted	$(0.31)	$(0.11)
Weighted average number of common shares outstanding used in per share calculations:
Basic	74,152,609	72,230,411
Diluted	74,300,884	72,230,411

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(23,085,907)	$(8,042,820)
Other comprehensive income (loss):
Unrealized loss on investment in affiliated entity	(749,961)	(18,997)
Unrealized gain on short-term investments	203,540	219,681
Comprehensive loss attributable to Inovio Pharmaceuticals, Inc.	$(23,632,328)	$(7,842,136)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(23,085,907)	$(8,042,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	522,298	387,867
Amortization of intangible assets	406,299	209,542
Change in value of common stock warrants	(116,477)	409,369
Stock-based compensation	5,372,797	3,057,312
Amortization of premiums on investments	69,004	66,057
Loss on short-term investments	51,706	4,532
Deferred rent	1,208,085	9,769
Loss (Gain) on investment in affiliated entity	1,608,817	(7,480,977)
Changes in operating assets and liabilities:
Accounts receivable	5,956,611	(3,819,700)
Accounts receivable from affiliated entity	(484,550)	—
Prepaid expenses and other current assets	(2,457,068)	(205,450)
Prepaid expenses and other current assets from affiliated entity	(304,345)	(927,911)
Other assets	587,993	(361,070)
Accounts payable and accrued expenses	(5,643,054)	(1,621,449)
Accrued clinical trial expenses	(458,516)	1,550,313
Accounts payable and accrued expenses due to affiliated entity	(543,410)	42,186
Deferred revenue	2,207,277	1,420,279
Deferred revenue from affiliated entity	(125,000)	(437,827)
Net cash used in operating activities	(15,227,440)	(15,739,978)
Cash flows from investing activities:
Purchases of investments	(5,925,232)	(12,162,941)
Maturities of investments	24,882,273	12,505,928
Purchases of capital assets	(789,257)	(681,141)
Net cash provided by (used in) investing activities	18,167,784	(338,154)
Cash flows from financing activities:
Proceeds from stock option and warrant exercises, net of tax payments	826,437	69,484
Net cash provided by financing activities	826,437	69,484
Increase in cash and cash equivalents	3,766,781	(16,008,648)
Cash and cash equivalents, beginning of period	19,136,472	57,632,693
Cash and cash equivalents, end of period	$22,903,253	$41,624,045

Supplemental disclosure of non-cash activities
Change in amounts accrued for purchases of property and equipment	$511,052	$658,853
Lease incentive recorded as fixed assets and deferred rent	$—	$134,500
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

2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of March 31, 2017 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2017 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, included in the Company's Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2017. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events after the balance sheet date of March 31, 2017 through the date it filed these unaudited condensed consolidated financial statements with the SEC.
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
4. Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. In conjunction with the acquisition in June 2009 of VGX Pharmaceuticals (the “Merger”), the Company acquired a majority interest in VGX Animal Health and certain shares in GeneOne (a publicly-traded company in South Korea). The Company consolidates Genetronics, Inc. (a wholly-owned subsidiary of Inovio Pharmaceuticals, Inc.), VGX Pharmaceuticals and its subsidiary VGX Animal Health, GENEOS Therapeutics, Inc., and records a non-controlling interest for the 15% of VGX Animal Health it does not own as of March 31, 2017 and December 31, 2016 The Company's investment in GeneOne, which is recorded as investment in affiliated entity within the condensed consolidated balance sheets is accounted for at fair value on a recurring basis, with changes in fair value recorded on the condensed consolidated statements of operations within gain (loss) on investment in affiliated entity. All intercompany accounts and transactions have been eliminated upon consolidation.
Variable Interest Entities
The FASB issued authoritative guidance that requires companies to perform a qualitative analysis to determine whether a variable interest in another entity represents a controlling financial interest in a variable interest entity. A controlling financial interest in a variable interest entity is characterized by having both the power to direct the most significant activities of the entity and the obligation to absorb losses or the right to receive benefits of the entity. This guidance requires on-going reassessments of variable interests based on changes in facts and circumstances. The Company determined that none of the entities with which the Company currently conducts business and collaborations are variable interest entities except VGXI (a wholly-owned subsidiary of GeneOne). The Company determined that they are not the primary beneficiary as they do not have voting control or other forms of control over the operations and decision making and therefore are not required to consolidate VGXI. The Company continues to assess its variable interests and has determined that no significant changes have occurred as of March 31, 2017.
5. Impact of Recently Issued Accounting Standards
The recent pronouncements below may have a significant effect on the Company's financial statements. Recent pronouncements that are not anticipated to have an impact on or are unrelated to the Company's financial condition, results of operations, or related disclosures are not discussed.
Accounting Standards Update (“ASU”), No. 2016-09- In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard were effective for the Company's annual year and first fiscal quarter beginning on January 1, 2017 with early adoption permitted. The Company has adopted this guidance as of January 1, 2017 using a modified retrospective transition method. As a result of the adoption of this standard, the Company elected to change its policy from estimating forfeitures to recognizing forfeitures when they occur and as a result recorded an adjustment of $312,000 to accumulated deficit with a corresponding offset to additional paid-in-capital at January 1, 2017. The Company also reversed a deferred tax asset related to the balance of unrecognized excess tax benefits of $1.1 million, with an offsetting adjustment to the valuation allowance.
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

6. Investments
Investments consist of mutual funds, United States corporate debt securities and an equity investment in the Company's affiliated entity Plumbline Life Sciences, Inc. ("PLS") at March 31, 2017 and December 31, 2016. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive loss until realized. Realized gains and losses are included in non-operating other income (expense) on the condensed consolidated statement of operations and are derived using the specific identification method for determining the cost of the securities sold.  During the three months ended March 31, 2017 and 2016, a minimal amount of net realized gain (loss) on investments was recorded. The Company assessed each of its investments on an individual basis to determine if any decline in fair value was other-than-temporary. Interest and dividends on investments classified as available-for-sale are included in interest and other income, net, in the condensed consolidated statements of operations. As of March 31, 2017, the Company had 36 available-for-sale securities in a gross unrealized loss position of which 6 with a total unrealized loss of $18,000 were in such position for longer than 12 months.
The following is a summary of available-for-sale securities as of March 31, 2017 and December 31, 2016:

		As of March 31, 2017
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$41,735,855	$120,960	$(222,538)	$41,634,277
US corporate debt securities	Less than 2	25,171,635	7,495	(58,206)	25,120,924
Investment in affiliated entity (PLS)	---	—	3,027,549	—	3,027,549
Total investments		$66,907,490	$3,156,004	$(280,744)	$69,782,750

		As of December 31, 2016
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$60,883,065	$94,374	$(387,693)	$60,589,746
US corporate debt securities	Less than 2	25,098,122	6,853	(65,309)	25,039,666
Investment in affiliated entity (PLS)	---	—	3,777,510	—	3,777,510
Total investments		$85,981,187	$3,878,737	$(453,002)	$89,406,922

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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the three months ended March 31, 2017 or 2016.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, and are determined using the following inputs as of March 31, 2017:

	Fair Value Measurements at
	March 31, 2017
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$2,189,825	$2,189,825	$—	$—
Mutual funds	41,634,277	—	41,634,277	—
US corporate debt securities	25,120,924	—	25,120,924	—
Investment in affiliated entities	17,470,797	17,470,797	—	—
Total Assets	$86,415,823	$19,660,622	$66,755,201	$—
Liabilities:
Common stock warrants	$1,051,137	$—	$—	1,051,137
Total Liabilities	$1,051,137	$—	$—	$1,051,137

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, and are determined using the following inputs as of December 31, 2016:

	Fair Value Measurements at
	December 31, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$10,300,813	$10,300,813	$—	$—
Mutual funds	60,589,746	—	60,589,746	—
US corporate debt securities	25,039,666	—	25,039,666	—
Investment in affiliated entities	19,829,575	19,829,575	—	—
Total Assets	$115,759,800	$30,130,388	$85,629,412	$—
Liabilities:
Common stock warrants	$1,167,614	$—	$—	$1,167,614
Total Liabilities	$1,167,614	$—	$—	$1,167,614

Level 1 assets include money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investments in GeneOne and PLS. The Company accounts for its investment in GeneOne at fair value on a recurring basis by which the fair value is based on the market value of 1,644,155 common shares on March 31, 2017 and December 31, 2016, listed on the Korean Stock Exchange. The Company accounts for its investment in PLS as an available-for sale security by which the fair value is based on the market value of 395,758 common shares on March 31, 2017, listed on the Korea New Exchange (KONEX) Market. The Company elected the fair value option in conjunction with the investment in GeneOne at the inception of the investment therefore changes in the fair value of the investment are reflected as other income (expense) in the condensed consolidated statements of operations.  The Company did not elect the fair value option for the investment in PLS at the inception of the investment, but rather recorded the investment under the equity method until its ownership interest dropped below 20% in June 2015 and accordingly began recording the investment under the cost method using the carryover basis from the equity method of zero. Once shares of PLS began trading on the KONEX, the Company classified the investment as available-for-sale and began recording the investment at fair value with changes in fair value reflected in other comprehensive income (loss).

Level 2 assets at March 31, 2017 include US corporate debt securities and mutual funds held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing their assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There are no Level 3 assets held as of March 31, 2017. Level 3 assets held as of December 31, 2016 include the second warrant received by the Company to purchase shares of common stock of OncoSec Medical Incorporated (“OncoSec”), in connection with the second amendment to the Asset Purchase Agreement between the Company and OncoSec signed in March 2012. This warrant to purchase 150,000 shares of common stock of OncoSec expired in March 2017. This warrant had zero value as of December 31, 2016. The first warrant to purchase 50,000 shares of common stock of OncoSec at an exercise price of $24.00 per share expired in September 2016.

Level 3 liabilities held as of March 31, 2017 consist of common stock warrant liabilities associated with warrants to purchase the Company's common stock issued in March 2013. If unexercised, the warrants will expire in September 2018. During the three months ended March 31, 2017 and 2016, none of these warrants were exercised.
As of March 31, 2017 the Company has a $1.1 million common stock warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. The assumptions used to estimate the fair value of common stock warrants at March 31, 2017 are presented below:

Risk-free interest rate	1.03%
Expected volatility	57%
Expected life in years	1.45
Dividend yield	—
Changes in these assumptions as well as in the Company's stock price on the valuation date can have a significant impact on the fair value of the common stock warrant liability. As a result of these calculations, the Company recorded a (decrease) increase in fair value of $(116,000) and $406,000 for the three months ended March 31, 2017 and 2016, respectively. The change in fair value is reflected in the Company's condensed consolidated statements of operations as a component of change in fair value of common stock warrants.
The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the three months ended March 31, 2017:

Balance at January 1, 2017	$1,167,614
Decrease in fair value included in change in fair value of common stock warrants	(116,477)
Balance at March 31, 2017	$1,051,137

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
The acquisition consideration was allocated to the estimated fair vales of the assets acquired as follows:

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

9. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		March 31, 2017			December 31, 2016
	Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill(a)		$10,513,371	$—	$10,513,371	$10,513,371	$—	$10,513,371
Amortizing:
Patents	8 – 17	5,802,528	(5,636,192)	166,336	5,802,528	(5,618,854)	183,674
Licenses	8 – 17	1,323,761	(1,169,048)	154,713	1,323,761	(1,161,861)	161,900
CELLECTRA®(b)	5 – 11	8,106,270	(6,931,798)	1,174,472	8,106,270	(6,825,028)	1,281,242
GHRH(b)	11	335,314	(248,185)	87,129	335,314	(240,264)	95,050
Bioject (c)	2 – 15	5,100,000	(773,055)	4,326,945	5,100,000	(562,222)	4,537,778
Other(d)	18	4,050,000	(2,737,500)	1,312,500	4,050,000	(2,681,250)	1,368,750
Total intangible assets		24,717,873	(17,495,778)	7,222,095	24,717,873	(17,089,479)	7,628,394
Total goodwill and intangible assets		$35,231,244	$(17,495,778)	$17,735,466	$35,231,244	$(17,089,479)	$18,141,765

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
Aggregate amortization expense on intangible assets for the three months ended March 31, 2017 and 2016 was $406,000 and $210,000, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $1.2 million for the remainder of fiscal year 2017, $1.2 million for 2018, $1.1 million for 2019, $547,000 for 2020, $520,000 for 2021 and $2.6 million for 2022 and the years thereafter.

10. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of March 31, 2017 and December 31, 2016:

			Outstanding as of
	Authorized	Issued	March 31, 2017	December 31, 2016
Common Stock, par $0.001	600,000,000	74,627,013	74,627,013	74,062,370
Series C Preferred Stock, par $0.001	1,091	1,091	23	23
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
There were no sales of common stock under the Sales Agreement during the three months ended March 31, 2017. During the year ended December 31, 2016, the Company sold a total of 658,748 shares of common stock under the Sales Agreement. The sales were made at a weighted average price of $9.75 per share with net proceeds to the Company of $6.3 million.
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
The following table summarizes the warrants outstanding as of March 31, 2017 and December 31, 2016:

			As of March 31, 2017		As of December 31, 2016
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants	Common Stock Warrant Liability	Number of Warrants	Common Stock Warrant Liability
March 2013 financing	$3.17	September 12, 2018	284,091	$1,051,137	284,091	$1,167,614
Total			284,091	$1,051,137	284,091	$1,167,614
Stock Options
The Company has one stock-based incentive plan, the 2016 Omnibus Incentive Plan (the "2016 Incentive Plan"), pursuant to which the Company may grant stock options and restricted stock awards to executive officers, directors and employees.
The 2016 Incentive Plan was approved by stockholders on May 13, 2016. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2016 Incentive Plan may not exceed 6,000,000 shares, provided that commencing with the first business day of each calendar year beginning with January 1, 2018, such maximum number of shares shall be increased by 2,000,000 shares of common stock unless the Board determines, for any such calendar year, to increase such maximum amount by a fewer number of shares.  At March 31, 2017, there were 6,000,000 shares of common stock reserved for issuance upon exercise of incentive awards granted and to be granted at future dates under the 2016 Incentive Plan. At March 31, 2017, the Company had 4,291,563 shares of common stock available for future grant under the 2016 Incentive Plan, 801,398 shares of unvested restricted stock units and options to purchase 907,039 shares of common stock outstanding under the 2016 Incentive Plan. The awards granted and available for future grant under the 2016 Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The 2016 Incentive Plan terminates by its terms on March 9, 2026.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007, approved by the stockholders on May 4, 2007, approved by the stockholders as amended on May 2, 2008, and approved by the stockholders as amended and restated on August 25, 2009, May 14, 2010, May 22, 2014 and May 8, 2015. On May 14, 2010 the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 500,000 and to provide that the aggregate number of shares available for grant under the Incentive Plan will be increased on January 1 of each year beginning in 2011 by a number of shares equal to the lesser of 513,833 or such lesser number of shares as may be determined by the Board. On May 22, 2014 and May 8, 2015, the stockholders approved to increase the aggregate number of shares available for grant under the Incentive Plan by 1,250,000 and 2,000,000, respectively. The Incentive Plan terminated by its terms on March 31, 2017. At March 31, 2017, the Company had 575,495 shares of unvested restricted stock units and options to purchase 6,543,170 shares of common stock outstanding under the Incentive Plan. The awards granted under the Incentive Plan generally vest over three years and have a maximum contractual term of ten years.
At March 31, 2017, the Company had options outstanding to purchase 5,000 and 386,460 shares of common stock under the Amended 2000 Stock Option Plan and the VGX Equity Compensation Plan, respectively. The terms and conditions of the options outstanding under these plans remain unchanged.

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
The following tables reconcile the components of the numerator and denominator included in the calculations of diluted loss per share:

	Three Months Ended March 31,
	2017	2016
Numerator
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(23,085,907)	$(8,042,820)
Reflect adjustment for decrease in fair value of warrant liability	(116,477)	—
Numerator for use in diluted loss per share	$(23,202,384)	$(8,042,820)

Denominator
Weighted average number of common shares outstanding	74,152,609	72,230,411
Effect of dilutive potential common shares	148,275	—
Denominator for use in diluted loss per share	74,300,884	72,230,411

Net loss per share, diluted	$(0.31)	$(0.11)

The following table summarizes potential common shares that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect for the three months ended March 31, 2017 and 2016:

Common Stock Equivalents	2017	2016
Options to purchase common stock	7,841,669	7,135,624
Warrants to purchase common stock	—	560,904
Restricted stock units	1,376,893	732,668
Convertible preferred stock	8,456	8,456
Total	9,227,018	8,437,652

12. Stock-Based Compensation
The Company incurs stock-based compensation expense related to restricted stock units and stock options. The fair value of restricted stock is determined by the closing market price of the Company's common stock on the date of grant. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected option life. The Company amortizes the fair value of the awards on a straight-line basis over the requisite vesting period of the awards. Expected volatility is based on historical volatility. The expected life of options granted is based on historical expected life. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The dividend yield is based on the fact that no dividends have been paid historically and none are currently expected to be paid in the foreseeable future. Upon adoption of ASU 2016-09 on January 1, 2017, the Company elected to remove the forfeiture rate from the calculation and recorded a cumulative catch-up adjustment to accumulated deficit with a corresponding offset to additional paid-in-capital of $312,000. Previously, the forfeiture rate was based on historical data and the Company recorded stock-based compensation expense only for those awards that were expected to vest.
The weighted average assumptions used in the Black-Scholes model for employees and directors are presented below:

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	2.24%	0.91%
Expected volatility	73%	76%
Expected life in years	6.0	5.0
Dividend yield	—	—
Forfeiture rate	—	7%

Total employee and director compensation cost for the Company's stock plan recognized in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 was $5.2 million and $3.0 million, respectively, of which $2.2 million and $1.7 million were included in research and development expenses and $3.0 million and $1.3 million were included in general and administrative expenses, respectively.
At March 31, 2017, there was $9.5 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.
The weighted average grant date fair value per share (using the Black-Scholes option pricing model) was $4.38 and $4.29 for employee and director stock options granted during the three months ended March 31, 2017 and 2016, respectively.
At March 31, 2017, there was $8.4 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.5 years.
The weighted average grant date fair value per share was $6.68 and $7.02 for restricted stock units granted during the three months ended March 31, 2017 and 2016, respectively.
The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three months ended March 31, 2017 and 2016 was $131,000 and $197,000, respectively.

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
On September 23, 2014, the Company entered into a Collaborative Development Agreement with GeneOne to co-develop an Ebola vaccine through phase I clinical trials. In July 2015, the Company amended the Agreement with an effective date of April 2015 to change control of development in return for the Company’s payment of certain expenses relating to GeneOne's contribution to the clinical trials.
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
The Company's director, Dr. David B Weiner, acts as a consultant to GeneOne.
For the three months ended March 31, 2017 and 2016, the Company recognized revenue from GeneOne of $167,000 and $113,000, respectively, which consisted of licensing and other fees from the influenza and Zika collaborations. Operating expenses recorded from transactions with GeneOne for the three months ended March 31, 2017 and 2016 include $428,000 and $212,000, respectively, related primarily to biologics manufacturing. At March 31, 2017 and December 31, 2016, the Company had an accounts receivable balance of $495,000 and $441,000, respectively, and an accounts payable and accrued liability balance of $41,000 and $379,000, respectively, related to GeneOne and its subsidiaries. At March 31, 2017 and December 31, 2016, $494,000 and $571,000 of prepayments made to GeneOne were classified as long-term other assets on the condensed consolidated balance sheet, respectively.
OncoSec Medical Incorporated
The Company's non-executive Chairman, Dr. Avtar Dhillon, is also the non-executive Chairman of OncoSec.

In March 2017, the Company's warrant expired to purchase 150,000 shares of common stock of OncoSec at an exercise price of $20.00 per share. In September 2016, the Company's warrant expired to purchase 50,000 shares of common stock of OncoSec at an exercise price of $24.00 per share. (See Note 7 for further discussion.)
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
During each of the years ended December 31, 2016 and 2015, VGX Animal Health distributed the $1.0 million cash received to its shareholders, of which $150,000 went to minority shareholders.
The Company's director, Dr. David B Weiner, acts as a consultant to PLS.
As of March 31, 2017 the Company accounts for its ownership interest in PLS under the accounting guidance for investments considered available-for-sale (Accounting Standards Codification (ASC) 320). The original carrying value of the Company's investment in PLS was $0. On July 28, 2015, PLS registered on the Korea New Exchange (KONEX) Market. The total carrying value of the Company's investment in PLS was $3.0 million as of March 31, 2017. The fair value is based on the market value of the 395,758 common shares owned, listed on the KONEX. The changes in carrying value of PLS are recorded in the condensed consolidated statements of comprehensive loss as an unrealized gain (loss) on investment in affiliated entity.
In August 2016, the Company licensed a veterinary vaccine for foot and mouth disease (FMD) to PLS. PLS will fund all development activities for this FMD vaccine. The Company will receive milestone payments as well as royalties on product sales from PLS for commercial rights to this FMD synthetic vaccine in Asia, excluding Japan.

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
In December 2016 the Company announced the award of a $6.1 million sub-grant through Wistar (funded by the Bill & Melinda Gates Foundation) to develop a DNA-based monoclonal antibody against the Zika infection.
The Company is also a collaborator with Wistar on an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant from the National Institute of Allergy and Infectious Diseases (NIAID), awarded in 2015.
For the three months ended March 31, 2017 and 2016, the Company recognized revenue from Wistar of $614,000 and $0, respectively, related to work performed on research sub-award agreements. Operating expenses recorded from Wistar for the three months ended March 31, 2017 and 2016 were $543,000 and $0, respectively, related to the collaborative research agreements and sub-contract related to the DARPA Ebola grant. At March 31, 2017 and December 31, 2016, the Company had an accounts receivable balance of $516,000 and $152,000, respectively, and an accounts payable and accrued liability balance of $483,000 and $671,000, respectively, related to Wistar.

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
The base rent adjusts periodically throughout the term of the new Lease, with monthly payments ranging from $0 to $95,000, with a portion of the rent abated for certain periods during the first two years of the initial term. In addition, the Company will pay the landlord its share of operating expenses and has paid a security deposit of $95,000. As of March 31,

2017, the Company has capitalized $1.5 million of tenant improvements to the new property which have been recorded as a leasehold improvement within fixed assets on the condensed consolidated balance sheet, offset by a corresponding amount recorded in deferred rent
In March 2014, the Company entered into an office lease (the "Lease") with a publicly owned real estate investment trust, located in Plymouth Meeting, Pennsylvania. The Company occupied the new space in June 2014. The initial term of the Lease is 11.5 years and the Company plans to use the facility for office purposes.
The base rent adjusts periodically throughout the 11.5 year term of the Lease, with monthly payments ranging from $0 to $58,000. In addition, the Company will pay the landlord its share of operating expenses and a property management fee and has paid a security deposit of $49,000. In July 2015, the Company amended the lease to increase the total leased space. The commencement of the amended lease was in the first quarter of 2016 and increased monthly lease payments by approximately $16,000. The Company has capitalized $933,000 million of tenant improvements to the Plymouth Meeting headquarters within fixed assets on the condensed consolidated balance sheet, offset by a corresponding amount recorded in deferred rent.
In June 2015, the Company amended the lease for its corporate office in San Diego, California to increase the total leased space and occupy the entire building. The commencement of the amended lease was in January 2016 and increased monthly lease payments by approximately $13,000. The Company has capitalized $822,000 of tenant improvements within fixed assets on the condensed consolidated balance sheet related to this additional space, and has recorded a corresponding increase to deferred rent.
The Company's future minimum lease payments under all non-cancelable operating leases as of March 31, 2017 are as follows:

Remainder of 2017	$1,364,000
2017	2,266,000
2019	2,682,000
2020	2,869,000
2021	2,950,000
Thereafter	13,548,000
Total	$25,679,000

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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is considered fixed and determinable and is not contingent upon the delivery of additional items or meeting other specified performance conditions. Based on the results of the Company's analysis, the $27.5 million up-front payment was allocated as follows: $15.0 million to the product license to INO-3112 and $12.5 million for the license to the research collaboration products and related research and developments services. The amount allocated to the license for INO-3112 was recognized as revenue under collaborative research and development arrangements during the year ended December 31, 2015 as this was determined to be earned upon the granting of the license and delivery of the related knowledge and data. The remaining amount related to the research collaboration products and related research and development services is classified as short-term deferred revenue as of March 31, 2017. The Company believes that no substantive value related to the research collaboration products license and research services has been transferred to MedImmune prior to their selection of the first research collaboration product since there is no economic benefit from the research unless such product candidate is selected. Furthermore, if MedImmune decides to not proceed with the selection of the product candidate, the research collaboration product license would be terminated. Therefore, the Company believes the license for the research collaboration products is not delivered until the research services are completed and the selection of the product candidate is made by MedImmune (i.e. exercise of an option). The Company has classified the amount allocated to this deliverable as short-term deferred revenue as it is expected that MedImmune will select a product candidate within the next three months. The Company will recognize revenues associated with the product development services for INO-3112 as revenues under collaborative arrangements as the related services are performed and according to the relative selling price method of the allocable arrangement consideration. During the three months ended March 31, 2017 and 2016, the Company recognized revenues of $306,000 and $390,000 from MedImmune, respectively. As of March 31, 2017, the Company has a deferred revenue and accounts receivable balance of $13.8 million and $1.1 million, respectively, related to the Agreement.
Roche
In September 2013, the Company entered into a Collaborative, License, and Option Agreement (the “Agreement”) with Roche. The companies agreed to co-develop multi-antigen DNA immunotherapies targeting prostate cancer and hepatitis B.
On November 14, 2014, Roche provided notice that they would be partially terminating the Agreement with respect to the development of the Company’s DNA immunotherapy targeting prostate cancer. The termination was effective in February 2015. All of Roche’s rights to the target, including the right to license the product to other parties, have been returned to the Company.
On July 28, 2016, Roche provided notice that they would be discontinuing its Agreement with the Company and its development of INO-1800, the Company’s DNA immunotherapy against the hepatitis B virus. The termination was effective in October 2016. All of Roche’s rights to INO-1800, including the right to license the product to other parties, have been returned to the Company. In February 2017, the Company received full payment of $8.5 million from Roche for its past and future obligations associated with the termination of the Collaborative, License, and Option Agreement.
The Company identified the deliverables at the inception of the agreement. The Company determined that the license to the targets, the option right to license additional vaccines, research and development services, manufacturing and drug supply, and participation in the joint steering committee individually represent separate units of accounting because each deliverable has standalone value. The amount allocable to the delivered unit or units of accounting using the best estimated selling price is limited to the amount that is considered fixed and determinable and is not contingent upon the delivery of additional items or meeting other specified performance conditions. Based on the results of the Company's analysis, the $10.0 million up-front payment was allocated as follows: $8.4 million to the license to the targets, $1.5 million to the option right and $155,000 to the joint steering committee obligation. The amounts allocated to the licenses for the targets was recognized as revenue in 2013 as these were determined to be earned upon the granting of the license and delivery of the related knowledge and data. The Company recognized revenues associated with research and development services and manufacturing and drug supply as revenues under collaborative arrangements as the related services were performed and according to the relative selling price method of the allocable arrangement consideration. Per the terms of the Roche termination agreement, $2.1 million of the termination payment received in February 2017 is subject to a clawback milestone if ninety patients do not complete treatment in the ongoing Phase 1 hepatitis B clinical trial. During the three months ended March 31, 2017 and 2016, the Company recognized revenues of $4.0 million and $1.4 million from Roche, respectively. As of March 31, 2017, the Company has a deferred revenue and accounts receivable balance of $2.1 million and $0, respectively, related to the Agreement.
DARPA- Ebola
In April 2015, the Company received a grant from the Defense Advanced Research Projects Agency ("DARPA") to lead a collaborative team to develop multiple treatment and prevention approaches against Ebola. The Inovio-led consortium is taking a multi-faceted approach to develop products to prevent and treat Ebola infection. The award covers pre-clinical development costs as well as good manufacturing practice manufacturing costs and the phase I clinical study costs. The funding period is over two years and covers a base award of $19.6 million and an option award of $24.6 million, which was exercised in September 2015. The development proposal includes a second option of $11.1 million to support additional product supply and clinical development activities. The options are contingent upon the successful completion of certain pre-clinical development milestones. During the three months ended March 31, 2017 and 2016, the Company recognized revenues of $5.0 million and $4.6 million, respectively, from DARPA related to the grant. As of March 31, 2017, the Company has a deferred revenue and accounts receivable balance of $1.2 million and $8.5 million, respectively, related to the DARPA grant.

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
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors that affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the Caption “Risk Factors” and under the captions “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” and in our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
The FDA requested additional information relating to the new CELLECTRA® 5PSP device, including stability data for the device’s single-use disposable electrode array. Subsequent to the quarter, we submitted a comprehensive response to the FDA regarding device-related questions and comments pertaining to our VGX-3100 phase 3 program. The FDA’s information request sought to confirm details on various parameters of this new fully automated device developed for the phase 3 clinical study and future commercial use. We generated extensive validating data and prepared a comprehensive response to address the FDA’s request. Upon receiving our response, the FDA has 30 days to review the submission and determine if it satisfies their requirements to lift the clinical hold or whether further clarification will be required. The timing of the submission positions us to start the phase 3 study in the second quarter, subject to the FDA’s decision to lift the clinical hold.
In February 2017, we announced that we have entered into a collaboration and license agreement providing ApolloBio Corporation with the exclusive right to develop and commercialize VGX-3100, our DNA immunotherapy product designed to treat pre-cancers caused by human papillomavirus (HPV), within Greater China (China, Hong Kong, Macao, Taiwan). The agreement provides for potential inclusion of the Republic of Korea three years following the effective date. Under the collaboration and license agreement, we will receive $15.0 million in upfront payments subsequent to lifting of the VGX-3100 Phase 3 pre-initiation clinical hold by the FDA and final approval of the agreement. Under a separate equity agreement, ApolloBio will invest in our common stock subsequent to lifting of the clinical hold at a volume weighted average price encompassing a trading period prior to and following the lifting of the clinical hold. The aggregate investment, which is expected to be completed in the first half of 2017, will not exceed $35.0 million and may be a lower amount such that ApolloBio will not be our largest shareholder. ApolloBio will fund all clinical development costs within the licensed territory, and will pay the Company up to $20.0 million based upon the achievement of certain regulatory milestones in the US, China and Korea, and double digit royalties on net sales of VGX-3100. The agreements are subject to People’s Republic of China (PRC) corporate and regulatory approvals, and payments are subject to PRC currency approvals.
As of March 31, 2017 we had an accumulated deficit of $458.2 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Critical Accounting Policies
There have been no significant changes to our critical accounting policies since December 31, 2016. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to our Consolidated Financial Statements contained in our Annual Report.

Adoption of Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 5 to the Condensed Consolidated Financial Statements, included elsewhere in this report.

Results of Operations
Revenue. We had total revenue of $10.4 million for the three months ended March 31, 2017, as compared to $8.1 million for the three months ended March 31, 2016. Revenue primarily consists of revenue under collaborative research and development arrangements, grants and government contracts.
Revenue under collaborative research and development arrangements, including arrangements with affiliated entities, was $4.5 million for the three months ended March 31, 2017, as compared to $1.9 million for the three months ended March 31, 2016. The increase for the three-month period year over year was primarily due to an increase in revenue recognized from Roche of $2.6 million related to the termination payment received from Roche. In February 2017, the Company received full payment of $8.5 million from Roche for its past and future obligations associated with the termination of the Collaborative, License, and Option Agreement.
During the three months ended March 31, 2017, we recorded grant and miscellaneous revenue, including arrangements with affiliated entities, of $5.9 million, as compared to $6.2 million for the three months ended March 31, 2016. The decrease for the three-month period year over year was primarily due to a decrease in revenue recognized from our subcontract with the University of Pennsylvania for the treatment of infectious diseases of $1.4 million, offset by increases in revenue recognized from our subcontracts with Wistar and our DARPA Ebola grant of $614,000 and $472,000, respectively.
Research and development expenses. Research and development expenses for the three months ended March 31, 2017, were $24.5 million as compared to $18.2 million for the three months ended March 31, 2016. The increase for the three-month period year over year was primarily due to an increase in employee headcount to support clinical trials and partnerships, outside services related to research and development activities, expenses related to our Hepatitis B program, non-cash stock based compensation, and expenses related to our DARPA Ebola grant of $2.9 million, $1.1 million, $808,000, $528,000 and $404,000, respectively. These were offset by a decrease in expenses related to our upcoming Phase 3 clinical trial of $742,000, among other variances.

General and administrative expenses. General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, for the three months ended March 31, 2017, were $7.8 million as compared to $5.4 million for the three months ended March 31, 2016. The increase for the three-month period year over year was primarily due to an increase in non-cash stock based compensation, employee headcount, rent expense and amortization of intangible assets of $1.7 million, $561,000, $237,000 and $211,000, respectively. These were offset by a decrease in employee recruitment expenses of $183,000, among other variances.
Stock-based compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director compensation cost for our stock plans for the three months ended March 31, 2017 and 2016 was $5.2 million and $3.0 million, respectively. From these amounts, $2.2 million and $1.7 million were included in research and development expenses and $3.0 million and $1.3 million were included in general and administrative expenses, respectively. The increase for the three-month period year over year was primarily due to increased headcount which resulted in an increase in the number of employee stock options and restricted stock units granted.
Change in fair value of common stock warrants. The net change in fair value of common stock warrants for the three months ended March 31, 2017 and 2016 was $116,000 and $(406,000), respectively. The variance is primarily due to the revaluation of the registered common stock warrants issued by us in March 2013. We revalue these warrants at each balance sheet date to fair value. If unexercised, the remaining warrants will expire in September 2018.
Gain (Loss) from investment in affiliated entity. The gain (loss) is a result of the change in the fair market value of the investment in GeneOne for the three months ended March 31, 2017 and 2016.

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

Working Capital and Liquidity
As of March 31, 2017, we had cash and short-term investments of $89.7 million and working capital of $66.8 million, as compared to $104.8 million and $80.8 million, respectively, as of December 31, 2016. The decrease in cash and short-term investments during the three months ended March 31, 2017 was primarily due to expenditures related to our research and development activities, clinical trials and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.
Net cash used in operating activities was $15.2 million and $15.7 million for the three months ended March 31, 2017 and 2016, respectively. Net cash used in operating activities for the three months ended March 31, 2017 consisted of net loss of ($23.1) million plus net adjustments of $9.1 million partially offset by net changes in net operating assets and liabilities of ($1.3) million. The primary non-cash expenses added back to net income included stock-based compensation of $5.4 million, loss on investment in affiliated entity of $1.6 million and depreciation and amortization of $929,000.
Net cash used in operating activities for the three months ended March 31, 2016 consisted of net loss of ($8.0) million plus net adjustments of ($3.3) million and changes in net operating assets and liabilities of ($4.4) million. The primary non-cash expenses subtracted from net income included gain on investment in affiliated entity of $7.5 million, offset by stock-based compensation of $3.1 million and depreciation and amortization of $597,000.
Net cash provided by (used in) investing activities was $18.2 million and $(338,000) for the three months ended March 31, 2017 and 2016, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Net cash provided by financing activities was $826,000 and $69,000 for the three months ended March 31, 2017 and 2016, respectively. The cash from financing activities in 2017 and 2016 was primarily related to proceeds from stock options exercised.
In June 2016, we entered into an ATM sales agreement with an outside placement agent (the “Placement Agent”) to sell shares of our common stock with aggregate gross proceeds of up to $50.0 million from time to time, through an ATM equity offering program under which the Placement Agent will act as sales agent. During the three months ended March 31, 2017, no sales were made under the ATM sales agreement.
During the three months ended March 31, 2017, stock options to purchase 312,759 shares of common stock were exercised for total proceeds to the Company of $1.6 million. Of this amount, $748,000 was receivable at March 31, 2017.

During the three months ended March 31, 2016, stock options to purchase 22,079 shares of common stock were exercised for total proceeds to the Company of $69,000.
As of March 31, 2017, we had an accumulated deficit of $458.2 million. We have operated at a loss since 1994, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that current cash and short-term investments are sufficient to meet planned working capital requirements for at least the next twelve months.

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
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the three months ended March 31, 2017, have been made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investments in GeneOne and PLS which are denominated in South Korean Won. We do not have any foreign currency hedging instruments in place.
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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2017.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
We are not currently a party to any material litigation or other material legal proceedings.

ITEM 1A.    RISK FACTORS
The following Risk Factors do not reflect any material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we filed with the Securities and Exchange Commission on March 15, 2017. You should carefully consider and evaluate each of the following factors as well as the other information in this quarterly report on Form 10-Q, including our financial statements and the related notes, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also consider the more detailed description of our business contained in our annual report on Form 10-K for the year ended December 31, 2016.
Risks Related to Our Business and Industry
We have incurred losses since inception, expect to incur significant net losses in the foreseeable future and may never become profitable.
We have experienced significant operating losses to date; as of March 31, 2017 our accumulated deficit was approximately $458.2 million. We have generated limited revenues, primarily consisting of license and grant revenue, and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.
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

Inovio Pharmaceuticals, Inc.

Date:	May 10, 2017	By	/s/ J. JOSEPH KIM
J. Joseph Kim President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 10, 2017	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)