Form 10-Q
period 2017-06-30
INOVIO PHARMACEUTICALS, INC.
filed 2017-08-08
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 90,227,174 as of August 4, 2017.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended June 30, 2017

Part I. Financial Information

Item 1.    Financial Statements
INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,860,637	$19,136,472
Short-term investments	68,138,619	85,629,412
Accounts receivable	7,522,548	15,821,511
Accounts receivable from affiliated entity	1,189,300	748,355
Prepaid expenses and other current assets	4,914,764	1,749,059
Prepaid expenses and other current assets from affiliated entity	1,251,730	1,512,424
Total current assets	106,877,598	124,597,233
Fixed assets, net	15,017,992	9,025,446
Investment in affiliated entity - GeneOne	14,612,344	16,052,065
Investment in affiliated entity - PLS	3,339,802	3,777,510
Intangible assets, net	6,817,855	7,628,394
Goodwill	10,513,371	10,513,371
Other assets	1,674,251	2,113,147
Total assets	$158,853,213	$173,707,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,477,761	$19,597,787
Accounts payable and accrued expenses due to affiliated entity	847,421	1,072,579
Accrued clinical trial expenses	7,188,751	6,368,389
Common stock warrants	1,363,637	1,167,614
Deferred revenue	548,690	14,762,720
Deferred revenue from affiliated entity	274,194	407,292
Deferred rent	681,544	446,646
Total current liabilities	27,381,998	43,823,027
Deferred revenue, net of current portion	205,938	317,808
Deferred revenue from affiliated entity, net of current portion	—	86,694
Deferred rent, net of current portion	7,560,867	5,926,424
Deferred tax liabilities	174,793	174,793
Total liabilities	35,323,596	50,328,746
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Preferred stock	—	—
Common stock	77,634	74,062
Additional paid-in capital	589,890,620	556,718,356
Accumulated deficit	(467,715,568)	(434,838,235)
Accumulated other comprehensive income	1,180,662	1,327,968
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	123,433,348	123,282,151
Non-controlling interest	96,269	96,269
Total stockholders’ equity	123,529,617	123,378,420
Total liabilities and stockholders’ equity	$158,853,213	$173,707,166
See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Revenue under collaborative research and development arrangements	$16,358,316	$1,889,988	$20,646,902	$3,686,845
Revenue under collaborative research and development arrangements with affiliated entity	176,879	499,720	410,209	636,720
Grants and miscellaneous revenue	2,797,647	3,814,083	8,037,880	9,990,381
Grants and miscellaneous revenue from affiliated entity	1,079,282	—	1,693,318	—
Total revenues	20,412,124	6,203,791	30,788,309	14,313,946
Operating expenses:
Research and development	23,878,751	19,630,801	48,421,255	37,819,961
General and administrative	6,169,106	5,799,530	13,936,695	11,171,143
Gain on sale of assets	—	(1,000,000)	—	(1,000,000)
Total operating expenses	30,047,857	24,430,331	62,357,950	47,991,104
Loss from operations	(9,635,733)	(18,226,540)	(31,569,641)	(33,677,158)
Other income (expense):
Interest and other income, net	300,021	341,131	640,362	674,201
Change in fair value of common stock warrants, net	(312,500)	(113,775)	(196,023)	(520,024)
Gain (loss) on investment in affiliated entity	169,096	(705,527)	(1,439,721)	6,775,450
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(9,479,116)	$(18,704,711)	$(32,565,023)	$(26,747,531)
Loss per common share—basic and diluted:
Net loss per share attributable to Inovio Pharmaceuticals, Inc. stockholders	$(0.13)	$(0.26)	$(0.44)	$(0.37)
Weighted average number of common shares outstanding—basic and diluted	75,409,702	72,957,159	74,783,791	72,591,986

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(9,479,116)	$(18,704,711)	$(32,565,023)	$(26,747,531)
Other comprehensive income (loss):
Unrealized gain (loss) on investment in affiliated entity	312,253	282,572	(437,708)	263,575
Unrealized gain on short-term investments	86,862	322,767	290,402	542,448
Comprehensive loss attributable to Inovio Pharmaceuticals, Inc.	$(9,080,001)	$(18,099,372)	$(32,712,329)	$(25,941,508)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(32,565,023)	$(26,747,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,020,679	827,327
Amortization of intangible assets	810,539	556,554
Change in value of common stock warrants	196,023	520,025
Stock-based compensation	7,937,473	5,251,166
Amortization of premiums on investments	140,599	139,659
Loss on short-term investments	67,366	—
Deferred rent	1,869,341	(31,783)
Loss (gain) on investment in affiliated entity	1,439,721	(6,775,450)
Gain on sale of intangible assets	—	(1,000,000)
Changes in operating assets and liabilities:
Accounts receivable	8,298,963	(3,032,891)
Accounts receivable from affiliated entity	(440,945)	—
Prepaid expenses and other current assets	(3,165,705)	(270,785)
Prepaid expenses and other current assets from affiliated entity	260,694	(1,271,605)
Other assets	438,896	(655,334)
Accounts payable and accrued expenses	(4,305,114)	(247,009)
Accrued clinical trial expenses	820,362	2,405,804
Accounts payable and accrued expenses due to affiliated entity	(225,158)	435,922
Deferred revenue	(14,325,900)	1,323,827
Deferred revenue from affiliated entity	(219,792)	(437,827)
Net cash used in operating activities	(31,946,981)	(29,009,931)
Cash flows from investing activities:
Purchases of investments	(14,600,112)	(27,985,410)
Maturities of investments	32,173,342	27,662,695
Purchases of capital assets	(5,828,137)	(2,196,896)
Proceeds from sale of intangible assets	—	1,000,000
Purchase of intangible assets and other assets	—	(1,200,000)
Net cash provided by (used in) investing activities	11,745,093	(2,719,611)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	24,060,196	1,301,435
Proceeds from stock option and warrant exercises, net of tax payments	865,857	1,395,346
Expenses from other financing activities	—	(149,559)
Net cash provided by financing activities	24,926,053	2,547,222
Increase (decrease) in cash and cash equivalents	4,724,165	(29,182,320)
Cash and cash equivalents, beginning of period	19,136,472	57,632,693
Cash and cash equivalents, end of period	$23,860,637	$28,450,373

Supplemental disclosure of non-cash activities
Common stock issued for purchase of intangible and other assets of Bioject	$—	$4,300,000
Change in amounts accrued for purchases of property and equipment	$1,185,087	$(110,136)
Lease incentive recorded as fixed assets and deferred rent	$—	$134,500
See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Operations
Inovio Pharmaceuticals, Inc. (the “Company” or “Inovio”), a clinical stage biopharmaceutical company, develops active DNA immunotherapies and vaccines focused on preventing and treating cancers and infectious diseases. Inovio’s DNA-based immunotherapies, in combination with proprietary electroporation delivery devices are intended to generate robust immune responses, in particular T cells, to fight target diseases.  Inovio’s synthetic products are based on its SynCon® immunotherapy design.  The Company and its collaborators are currently conducting or planning clinical programs of its proprietary SynCon® immunotherapies for HPV-caused pre-cancers and cancers, influenza, prostate cancer, breast/lung/pancreatic cancer, hepatitis C virus ("HCV"), hepatitis B virus ("HBV"), HIV, Ebola, Middle East Respiratory Syndrome ("MERS") and Zika virus.  The Company's partners and collaborators include MedImmune, LLC, The Wistar Institute, University of Pennsylvania, GeneOne Life Science Inc. ("GeneOne"), Regeneron Pharmaceuticals, Inc., Genentech, Inc., Plumbline Life Sciences, Inc., Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, National Institute of Allergy and Infectious Diseases (“NIAID”), United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”),  and Defense Advanced Research Projects Agency (“DARPA”). Inovio was incorporated in Delaware in June 2001 and has its principal executive offices in Plymouth Meeting, Pennsylvania.

2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of June 30, 2017 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three and six months ended June 30, 2017 and 2016, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2017 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2017. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events after the balance sheet date of June 30, 2017 through the date it filed these unaudited condensed consolidated financial statements with the SEC.
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
License fee and milestone revenue

The Company has adopted a strategy of co-developing or licensing its gene delivery technology for specific genes or specific medical indications. Accordingly, the Company has entered into collaborative research and development agreements and has received third-party funding for pre-clinical research and clinical trials. Agreements that contain multiple elements are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting in accordance with the FASB's Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. The delivered item(s) were considered a separate unit of accounting if all of the following criteria were met: (1) the delivered item(s) has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item(s); and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the Company's control. If these criteria were not met, the deliverable was combined with other deliverables in the arrangement and accounted for as a combined unit of accounting.
Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (“VSOE”) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company uses its best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement.
Upfront license fee payments are recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered items, the relative selling price allocation of the license is equal to or exceeds the upfront license fee, persuasive evidence of an arrangement exists, the price to the collaborator is fixed or determinable, and collectability is reasonably assured. Upfront license fee payments are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period.
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

Business Combinations. The cost of an acquired business is assigned to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of the estimated fair values at the date of acquisition. The Company assesses fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, using a variety of methods including, but not limited to, an income approach and a market approach such as the estimation of future cash flows of acquired business and current selling prices of similar assets. Fair value of the assets acquired and liabilities assumed, including intangible assets, are measured based on the assumptions and estimations with regards to the variable factors such as the amount and timing of future cash flows for the asset or liability being measured, appropriate risk-adjusted discount rates, nonperformance risk, or other factors that market participants would consider. Upon acquisition, the Company determines the estimated economic lives of the acquired intangible assets for amortization purposes, which are based on the underlying expected cash flows of such assets. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that is not individually identified and separately recognized. Actual results may vary from projected results and assumptions used in the fair value assessments.
Research and Development Expenses. Since the Company's inception, most of its activities have consisted of research and development efforts related to developing electroporation delivery technologies and DNA immunotherapies and vaccines.

Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Research and development expenses are charged to operations as they are incurred. These expenses result from the Company's independent research and development efforts as well as efforts associated with collaborations and licensing arrangements. The Company reviews and accrues clinical trial expense based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies and other events. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical trial costs are subject to revisions as trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development expense; however a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to the Company's results of operations.
4. Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. In conjunction with the acquisition in June 2009 of VGX Pharmaceuticals Inc. (the “Merger”), the Company acquired a majority interest in VGX Animal Health, Inc. and certain shares in GeneOne Life Science Inc. ("GeneOne"), a publicly-traded company in South Korea. The Company consolidates Genetronics, Inc. (a wholly-owned subsidiary of Inovio Pharmaceuticals, Inc.), VGX Pharmaceuticals and its subsidiary VGX Animal Health, GENEOS Therapeutics, Inc., and records a non-controlling interest for the 15% of VGX Animal Health it did not own as of June 30, 2017 and December 31, 2016. The Company's investment in GeneOne, which is recorded as investment in affiliated entity within the condensed consolidated balance sheets, is accounted for at fair value on a recurring basis, with changes in fair value recorded on the condensed consolidated statements of operations within gain (loss) on investment in affiliated entity. All intercompany accounts and transactions have been eliminated upon consolidation.
Variable Interest Entities
The FASB issued authoritative guidance that requires companies to perform a qualitative analysis to determine whether a variable interest in another entity represents a controlling financial interest in a variable interest entity. A controlling financial interest in a variable interest entity is characterized by having both the power to direct the most significant activities of the entity and the obligation to absorb losses or the right to receive benefits of the entity. This guidance requires on-going reassessments of variable interests based on changes in facts and circumstances. The Company determined that none of the entities with which the Company currently conducts business and collaborations are variable interest entities except VGXI, Inc., a wholly-owned subsidiary of GeneOne. The Company determined that it is not the primary beneficiary as the Company does not have voting control or other forms of control over the operations and decision making of VGXI and therefore is not required to consolidate VGXI. The Company continues to assess its variable interests and has determined that no significant changes have occurred as of June 30, 2017.
5. Impact of Recently Issued Accounting Standards
The recent accounting pronouncements below may have a significant effect on the Company's financial statements. Recent accounting pronouncements that are not anticipated to have an impact on or are unrelated to the Company's financial condition, results of operations, or related disclosures are not discussed.
Accounting Standards Update (“ASU”), No. 2016-09- In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation - Improvements to Employee Share-Based Payment Accounting. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard were effective for the Company's annual year and first fiscal quarter beginning on January 1, 2017 with early adoption permitted. The Company adopted this guidance as of January 1, 2017 using a modified retrospective transition method. As a result of the adoption of this standard, the Company elected to change its policy from estimating forfeitures to recognizing forfeitures when they occur and as a result recorded an adjustment of $312,000 to accumulated deficit with a corresponding offset to additional paid-in-capital at January 1, 2017. The Company also reversed a deferred tax asset related to the balance of unrecognized excess tax benefits of $1.1 million, with an offsetting adjustment to the valuation allowance.
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
ASU, No. 2014-09- In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("Topic 606”), which amended the existing accounting standards for revenue recognition, outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The amended guidance defines a five-step approach for recognizing revenue, which will require a company to use more judgment and make more estimates than under the current guidance. The amended guidance will be effective for the Company starting in the 2018 fiscal year, including interim periods. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The Company currently plans on applying the modified retrospective method upon adoption in the first quarter of 2018. The Company is continuing to assess the potential impact that Topic 606 may have on its financial statements and related disclosures with respect to its collaboration agreement with MedImmune. The evaluation of variable consideration, and in particular, milestone payments due from MedImmune will require further judgment to assess whether to include them in the transaction price, which could accelerate revenue recognized under ASC 606 compared to ASC 605.  However, the Company does not expect this to have a material impact on its financial position and results of operations.  The Company is also continuing to assess the potential impact that Topic 606 may have with respect to its various grant agreements, and currently does not expect any impact on its financial position and results of operations.

6. Investments
Investments at June 30, 2017 and December 31, 2016 consisted of mutual funds, United States corporate debt securities and an equity investment in the Company's affiliated entity Plumbline Life Sciences, Inc. ("PLS"). The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive loss until realized. Realized gains and losses are included in non-operating other income (expense) on the condensed consolidated statement of operations and are derived using the specific identification method for determining the cost of the securities sold.  During the three and six months ended June 30, 2017 and 2016, a minimal amount of net realized gain (loss) on investments was recorded. The Company assessed each of its investments on an individual basis to determine if any decline in fair value was other-than-temporary. Interest and dividends on investments classified as available-for-sale are included in interest and other income, net, in the condensed consolidated statements of operations. As of June 30, 2017, the Company had 37 available-for-sale securities in a gross unrealized loss position of which 3 with an aggregate total unrealized loss of $20,000 were in such position for longer than 12 months.
The following is a summary of available-for-sale securities as of June 30, 2017 and December 31, 2016:

		As of June 30, 2017
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$43,085,855	$194,051	$(212,400)	$43,067,506
US corporate debt securities	Less than 2	25,118,191	6,967	(54,045)	25,071,113
Investment in affiliated entity (PLS)	---	—	3,339,802	—	3,339,802
Total investments		$68,204,046	$3,540,820	$(266,445)	$71,478,421

		As of December 31, 2016
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$60,883,065	$94,374	$(387,693)	$60,589,746
US corporate debt securities	Less than 2	25,098,122	6,853	(65,309)	25,039,666
Investment in affiliated entity (PLS)	---	—	3,777,510	—	3,777,510
Total investments		$85,981,187	$3,878,737	$(453,002)	$89,406,922

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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the six months ended June 30, 2017 or 2016.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, and are determined using the following inputs as of June 30, 2017:

	Fair Value Measurements at
	June 30, 2017
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$1,391,349	$1,391,349	$—	$—
Mutual funds	43,067,506	—	43,067,506	—
US corporate debt securities	25,071,113	—	25,071,113	—
Investment in affiliated entities	17,952,146	17,952,146	—	—
Total Assets	$87,482,114	$19,343,495	$68,138,619	$—
Liabilities:
Common stock warrants	$1,363,637	$—	$—	1,363,637
Total Liabilities	$1,363,637	$—	$—	$1,363,637

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

Level 1 assets at June 30, 2017 consisted of money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investments in GeneOne and PLS. The Company accounts for its investment of 1,644,155 common shares of GeneOne based on the closing price of the shares on the Korean Stock Exchange on the applicable balance sheet date. The Company accounts for its investment of 395,758 common shares in PLS as an available-for sale security with a fair value based on the closing price of the shares on the Korea New Exchange (KONEX) Market on the applicable balance sheet date. The Company elected the fair value option in conjunction with the investment in GeneOne at the inception of the investment; therefore, changes in the fair value of the investment are reflected as other income (expense) in the condensed consolidated statements of operations.  The Company did not elect the fair value option for the investment in PLS at the inception of the investment, but rather recorded the investment under the equity method until its ownership interest dropped below 20% in June 2015 and, accordingly, began recording the investment under the cost method using the carryover basis from the equity method of zero. Once shares of PLS began trading on the KONEX, the Company classified the investment as available-for-sale and began recording the investment at fair value with changes in fair value reflected in other comprehensive income (loss).
Level 2 assets at June 30, 2017 consisted of US corporate debt securities and mutual funds held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of June 30, 2017. Level 3 assets held at December 31, 2016 consisted of the second warrant received by the Company to purchase shares of common stock of OncoSec Medical Incorporated (“OncoSec”), in connection with the second amendment to the Asset Purchase Agreement between the Company and OncoSec signed in March 2012. This warrant to purchase 150,000 shares of common stock of OncoSec was not exercised and expired in March 2017. This warrant had zero value as of December 31, 2016. The first warrant to purchase 50,000 shares of common stock of OncoSec at an exercise price of $24.00 per share also was not exercised, and expired in September 2016.

Level 3 liabilities at June 30, 2017 consisted of common stock warrant liabilities associated with warrants to purchase the Company's common stock issued in March 2013. If unexercised, the warrants will expire in September 2018. During the six months ended June 30, 2017 and 2016, none of these warrants were exercised.
As of June 30, 2017, the Company had a $1.4 million common stock warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. The assumptions used to estimate the fair value of common stock warrants at June 30, 2017 are presented below:

Risk-free interest rate	1.24%
Expected volatility	57%
Expected life in years	1.2
Dividend yield	—
Changes in these assumptions as well as fluctuations in the Company's stock price on the valuation date can have a significant impact on the fair value of the common stock warrant liability. As a result of these calculations, the Company recorded an increase in fair value of $313,000 and $196,000 for the three and six months ended June 30, 2017, respectively, and an increase in fair value of $108,000 and $514,000 for the three and six months ended June 30, 2016, respectively. The change in fair value is reflected in the Company's condensed consolidated statements of operations as a component of change in fair value of common stock warrants.
The following table presents the changes in fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2017:

Balance at December 31, 2016	$1,167,614
Increase attributable to change in fair value of common stock warrants	196,023
Balance at June 30, 2017	$1,363,637

8. Business Combination
On April 29, 2016, the Company acquired all of the assets of Bioject Medical Technologies Inc. ("Bioject"), including its needle-free injection technology, products and intellectual property. The transaction, which was accounted for as a business combination, provided the Company with further opportunities in device development. The Company paid Bioject aggregate consideration of $5.5 million, consisting of $4.3 million in shares of the Company's common stock and $1.2 million in cash upon closing.
The acquisition consideration was allocated to the estimated fair values of the assets acquired as follows:

Developed technology	$3,800,000
Customer-related intangible assets	1,000,000
Trademarks	200,000
Covenants not-to-compete	100,000
Goodwill	400,000
Total purchase consideration	$5,500,000

The fair value of the acquired intangible assets was estimated based on the discounted cash flow method that estimated the present value of a revenue stream derived from the licensing of the Bioject technology. These projected cash flows were discounted to present value using a discount rate of 14%. The fair value of the developed technology is being amortized on a straight-line basis over the estimated useful life of 15 years. The fair value of the remaining intangible assets acquired is being amortized on a straight-line basis over the estimated useful life of between 2-5 years. The excess of the acquisition date consideration over the fair values assigned to the assets acquired was recorded as goodwill. The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the technologies and know-how of Bioject with the Company's existing business. This includes synergies expected from combining Bioject's needle-free injection technology with the Company's existing electroporation delivery devices.

9. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		June 30, 2017			December 31, 2016
	Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill(a)		$10,513,371	$—	$10,513,371	$10,513,371	$—	$10,513,371
Amortizing:
Patents	8 – 17	5,802,528	(5,651,470)	151,058	5,802,528	(5,618,854)	183,674
Licenses	8 – 17	1,323,761	(1,176,235)	147,526	1,323,761	(1,161,861)	161,900
CELLECTRA®(b)	5 – 11	8,106,270	(7,038,569)	1,067,701	8,106,270	(6,825,028)	1,281,242
GHRH(b)	11	335,314	(256,105)	79,209	335,314	(240,264)	95,050
Bioject(c)	2 – 15	5,100,000	(983,889)	4,116,111	5,100,000	(562,222)	4,537,778
Other(d)	18	4,050,000	(2,793,750)	1,256,250	4,050,000	(2,681,250)	1,368,750
Total intangible assets		24,717,873	(17,900,018)	6,817,855	24,717,873	(17,089,479)	7,628,394
Total goodwill and intangible assets		$35,231,244	$(17,900,018)	$17,331,226	$35,231,244	$(17,089,479)	$18,141,765

(a)
Goodwill was recorded from the Inovio AS acquisition in January 2005, the acquisition of VGX Pharmaceuticals in June 2009 and the acquisition of Bioject in April 2016 for $3.9 million, $6.2 million and $400,000, respectively.

(b)	CELLECTRA® and GHRH are developed technologies which were recorded from the acquisition of VGX Pharmaceuticals.

(c)	Bioject intangible assets represent the estimated fair value of developed technology and intellectual property which were recorded from the Bioject asset acquisition.

(d)	Other intangible assets represent the estimated fair value of acquired intellectual property from the Inovio AS acquisition.
Aggregate amortization expense on intangible assets for the three and six months ended June 30, 2017 was $404,000 and $811,000, respectively. Aggregate amortization expense on intangible assets for the three and six months ended June 30, 2016 was $347,000 and $557,000, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $808,000 for the remainder of fiscal year 2017, $1.3 million for 2018, $1.1 million for 2019, $547,000 for 2020, $520,000 for 2021 and $2.6 million for 2022 and the years thereafter.

10. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of June 30, 2017 and December 31, 2016:

			Outstanding as of
	Authorized	Issued	June 30, 2017	December 31, 2016
Common Stock, par value $0.001 per share	600,000,000	77,633,816	77,633,816	74,062,370
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	23	23
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
During the six months ended June 30, 2017, the Company sold a total of 2,917,725 shares of common stock under the Sales Agreement. The sales were made at a weighted average price of $8.41 per share resulting in net proceeds to the Company of $24.1 million. As of June 30, 2017, the Company has sold an aggregate of 3,576,473 shares of common stock under the Sales Agreement for net proceeds of $30.4 million. Accordingly, the Company may sell up to an additional $19.0 million in shares of its common stock under the Sales Agreement.
Warrants
The Company accounts for registered common stock warrants issued in March 2013 under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. The Company classifies registered warrants on the condensed consolidated balance sheet as a current liability which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The Company uses the Black-Scholes pricing model to value the registered warrants. The Company develops its estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. Changes in the fair market value of the warrants are reflected in the condensed consolidated statement of operations as “Change in fair value of common stock warrants.”
The following table summarizes the warrants outstanding as of June 30, 2017 and December 31, 2016:

			As of June 30, 2017		As of December 31, 2016
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants Outstanding	Common Stock Warrant Liability	Number of Warrants Outstanding	Common Stock Warrant Liability
March 2013 financing	$3.17	September 12, 2018	284,091	$1,363,637	284,091	$1,167,614
Total			284,091	$1,363,637	284,091	$1,167,614
Stock Options
The Company has one stock-based incentive plan, the 2016 Omnibus Incentive Plan (the "2016 Incentive Plan"), pursuant to which the Company may grant stock options and restricted stock awards to employees, directors and consultants.
The 2016 Incentive Plan was approved by the Company's stockholders on May 13, 2016. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2016 Incentive Plan may not exceed 6,000,000 shares, provided that commencing with the first business day of each calendar year beginning January 1, 2018, such maximum number of shares shall be increased by 2,000,000 shares of common stock unless the Board determines, prior to January 1 for any such calendar year, to increase such maximum amount by a fewer number of shares or not to increase the maximum amount at all for such year. At June 30, 2017, there were 6,000,000 shares of common stock reserved for issuance upon exercise of incentive awards granted and to be granted at future dates under the 2016 Incentive Plan. At June 30, 2017, the Company had 4,074,919 shares of common stock available for future grant under the 2016 Incentive Plan, 858,915 shares of unvested restricted stock units and options to purchase 1,063,916 shares of common stock outstanding under the 2016 Incentive Plan. The awards granted and available for future grant under the 2016 Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The 2016 Incentive Plan terminates by its terms on March 9, 2026.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At June 30, 2017, the Company had 476,829 shares of unvested restricted stock units and options to purchase 6,476,778 shares of common stock outstanding under the 2007 Incentive Plan. The awards granted under the 2007 Incentive Plan generally vest over three years and have a maximum contractual term of ten years.
At June 30, 2017, the Company had options outstanding to purchase 348,069 shares of common stock under the VGX Equity Compensation Plan. The terms and conditions of the options outstanding under this plan remain unchanged.

11. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share is calculated in accordance with the treasury stock method and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive for all periods presented, basic and diluted loss per share are the same.
The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect for the three and six months ended June 30, 2017 and 2016:

Common Stock Equivalents	Three and Six Months Ended June 30, 2017	Three and Six Months Ended June 30, 2016
Options to purchase common stock	7,888,763	6,694,478
Warrants to purchase common stock	284,091	284,091
Restricted stock units	1,335,744	749,335
Convertible preferred stock	8,456	8,456
Total	9,517,054	7,736,360

12. Stock-Based Compensation
The Company incurs stock-based compensation expense related to restricted stock units and stock options. The fair value of restricted stock is determined by the closing price of the Company's common stock reported on the NASDAQ Global Market on the date of grant. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected option life. The Company amortizes the fair value of the awards on a straight-line basis over the requisite vesting period of the awards. Expected volatility is based on historical volatility. The expected life of options granted is based on historical expected life. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The dividend yield is based on the fact that no dividends have been paid historically and none are currently expected to be paid in the foreseeable future. Upon adoption of ASU 2016-09 on January 1, 2017, the Company elected to remove the forfeiture rate from the calculation and recorded a cumulative catch-up adjustment to accumulated deficit with a corresponding offset to additional paid-in-capital of $312,000. Previously, the forfeiture rate was based on historical data and the Company recorded stock-based compensation expense only for those awards that were expected to vest.
The weighted average assumptions used in the Black-Scholes model for employees and directors are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Risk-free interest rate	1.97%	0.95%	2.22%	0.91%
Expected volatility	73%	76%	73%	76%
Expected life in years	6.0	5.0	6.0	5.0
Dividend yield	—	—	—	—
Forfeiture rate	—	7%	—	7%

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 was $2.4 million and $7.7 million, respectively, of which $1.2 million and $3.5 million was included in research and development expenses, respectively, and $1.2 million and $4.2 million was included in general and administrative expenses, respectively.
Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 was $2.0 million and $4.9 million, respectively, of which $1.0 million and $2.7 million was included in research and development expenses, respectively, and $973,000 and $2.2 million was included in general and administrative expenses, respectively.
At June 30, 2017, there was $8.6 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $4.67 and $4.39 for employee and director stock options granted during the three and six months ended June 30, 2017, respectively, and $6.07 and $4.47 for employee and director stock options granted during the three and six months ended June 30, 2016, respectively.
At June 30, 2017, there was $7.7 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.2 years.
The weighted average grant date fair value per share was $7.14 and $6.70 for restricted stock units granted during the three and six months ended June 30, 2017, respectively, and $9.33 and $7.28 for restricted stock units granted during the three and six months ended June 30, 2016, respectively.
The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation expense for options granted to non-employees for the three and six months ended June 30, 2017 was $118,000 and $249,000, respectively. Total stock-based compensation expense for options granted to non-employees for the three and six months ended June 30, 2016 was $103,000 and $300,000, respectively.

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
On October 7, 2011, the Company entered into a Collaborative Development and License Agreement (the “Hep Agreement”) with GeneOne. Under the Hep Agreement, as originally executed, the Company and GeneOne agreed to co-develop the Company’s SynCon® therapeutic vaccines for hepatitis B and C infections (the “Hep Products”). Under the terms of the Hep Agreement, GeneOne will receive marketing rights for the Hep Products in Asia, excluding Japan, and in return will fully fund IND-enabling and initial Phase 1 and 2 clinical studies with respect to the Products. The Company will receive from GeneOne payments based on the achievement of clinical milestones and royalties based on sales of the Hep Products in the licensed territories, retaining all commercial rights to the Products in all other territories. On August 21, 2013, the Company amended the Hep Agreement to grant back to the Company the SynCon® therapeutic vaccines targeting hepatitis B, along with all associated rights, from the collaboration in return for certain remuneration including a percentage of license fees. On October 7, 2013, the Company further amended the Hep Agreement to in part provide exclusive patent rights to IL-28 technology for use with the Hep Products in Asia, excluding Japan. The Hep Agreement shall terminate upon the later of the expiration or abandonment of the last patent that is a component of the rights or 20 years after the effective date.
On March 24, 2010, the Company entered into a Collaboration and License Agreement (the “GeneOne Agreement”) with GeneOne. Under the GeneOne Agreement, the Company granted GeneOne an exclusive license to the Company's SynCon® universal influenza vaccine delivered with electroporation to be developed in certain countries in Asia (the “Product”). As consideration for the license granted to GeneOne, the Company received an upfront payment of $3.0 million, and will receive research support, annual license maintenance fees and royalties on net Product sales. The Company recorded the $3.0 million as deferred revenue from affiliated entity, and will recognize it as revenue over the eight year expected period of the Company’s performance obligation. In addition, contingent upon achievement of clinical and regulatory milestones, the Company will receive development payments over the term of the GeneOne Agreement. The GeneOne Agreement also provides the Company with exclusive rights to supply devices for clinical and commercial purposes (including single use components) to GeneOne for use in the Product. The term of the GeneOne Agreement commenced upon execution and will extend on a country by country basis until the last to expire of all Royalty Periods for the territory (as such term is defined in the GeneOne Agreement) for any Product in that country, unless the GeneOne Agreement is terminated earlier in accordance with its provisions as a result of breach, by mutual agreement, or by GeneOne's right to terminate without cause upon prior written notice.
One of the Company's directors, Dr. David B Weiner, acts as a consultant to GeneOne.
For the three and six months ended June 30, 2017, the Company recognized revenue from GeneOne of $155,000 and $322,000, respectively, which consisted of licensing and other fees from the influenza and Zika collaborations. Operating expenses recorded from transactions with GeneOne for the three and six months ended June 30, 2017 include $772,000 and $1.2 million, respectively, primarily related to biologics manufacturing. For the three and six months ended June 30, 2016, the Company recognized revenue from GeneOne of $463,000 and $576,000, respectively, which consisted of licensing and other fees from the influenza and Zika collaborations. Operating expenses recorded from transactions with GeneOne for the three and six months ended June 30, 2016 include $1.1 million and $1.3 million, respectively, primarily related to biologics manufacturing. At June 30, 2017 and December 31, 2016, the Company had an accounts receivable balance of $149,000 and $441,000, respectively, and an accounts payable and accrued liability balance of $41,000 and $401,000, respectively, related to GeneOne and its subsidiaries. At June 30, 2017 and December 31, 2016, $389,000 and $571,000, respectively, of prepayments made to GeneOne were classified as long-term other assets on the condensed consolidated balance sheet.
Plumbline Life Sciences, Inc.
In May 2014, the Company's 85% owned subsidiary VGX Animal Health entered into an agreement for the sale of its animal health assets to Plumbline Life Science, Inc. ("PLS"). The assets transferred included an exclusive license with the Company for animal applications of its growth hormone-releasing hormone ("GHRH") technology and animal DNA vaccines plus a non-exclusive license to the Company's electroporation delivery systems. In return, VGX Animal Health received $2.0 million in cash, of which $1.0 million was received in May 2015 and the remainder in May 2016, and 465,364 shares of PLS, of which the Company received 395,758 shares or approximately 16.8% of PLS's common stock.

During each of the years ended December 31, 2016 and 2015, VGX Animal Health distributed the $1.0 million cash received to its shareholders, of which $850,000 was received by the Company and $150,000 was paid to minority shareholders in each year.
One of the Company's directors, Dr. David B Weiner, acts as a consultant to PLS.
As of June 30, 2017 the Company accounts for its ownership interest in PLS under the accounting guidance for investments considered available-for-sale as described in Accounting Standards Codification (ASC) 320 - Investments - Debt and Equity Securities. The original carrying value of the Company's investment in PLS was $0. On July 28, 2015, PLS registered its common shares on the Korea New Exchange (KONEX) Market. The total carrying value of the Company's investment in PLS was $3.3 million as of June 30, 2017. The fair value is based on the market value of the 395,758 common shares owned, as determined based on the closing price of the common shares on the KONEX on the date of determination. The changes in carrying value of PLS are recorded in the condensed consolidated statements of comprehensive loss as an unrealized gain (loss) on investment in affiliated entity.
In August 2016, the Company licensed a veterinary vaccine for foot and mouth disease (FMD) to PLS. PLS will fund all development activities for this FMD vaccine. The Company will receive milestone payments as well as royalties on product sales from PLS for commercial rights to this FMD synthetic vaccine in Asia, excluding Japan.
For the three and six months ended June 30, 2017, the Company recognized revenue from PLS of $21,000 and $88,000, respectively. For the three and six months ended June 30, 2016, the Company recognized revenue from PLS of $37,000 and $61,000, respectively. At June 30, 2017 and December 31, 2016, the Company had an accounts receivable balance of $243,000 and $155,000, respectively, related to PLS.

The Wistar Institute
One of the Company's directors, Dr. David B Weiner, is the Executive Vice President and Director of the Vaccine Center of The Wistar Institute ("Wistar").
On March 16, 2016, the Company entered into collaborative research agreements with Wistar for preventive and therapeutic DNA-based immunotherapy applications and products developed by Dr. Weiner and Wistar for the treatment of cancers and infectious diseases. Under the terms of the agreement, the Company will reimburse Wistar for all direct and indirect costs incurred in the conduct of the collaborative research, not to exceed $3.1 million during the five-year term of the agreement. The Company will have the exclusive right to in-license new intellectual property developed under the agreement.
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
For the three and six months ended June 30, 2017, the Company recognized revenue from Wistar of $1.1 million and $1.7 million, respectively, related to work performed on research sub-contract agreements. There was no revenue recognized from Wistar for the three and six months ended June 30, 2016. Operating expenses recorded from Wistar for the three and six months ended June 30, 2017 were $485,000 and $1.0 million, respectively, related to the collaborative research agreements and sub-contract agreements related to the DARPA Ebola grant (see Note 15). Operating expenses recorded from the collaborative research agreements with Wistar for the three and six months ended June 30, 2016 were $80,000. At June 30, 2017 and December 31, 2016, the Company had an accounts receivable balance of $797,000 and $152,000, respectively, and an accounts payable and accrued liability balance of $807,000 and $671,000, respectively, related to Wistar.

14. Commitments and Contingencies
San Diego Leases
In April 2013, the Company entered into a lease for office space located in San Diego, California. In June 2015, the Company amended the lease for this space to increase the total leased space and occupy the entire building. The commencement of the amended lease was in January 2016 and increased monthly lease payments by approximately $13,000. The Company has capitalized $822,000 of tenant improvements within fixed assets on the condensed consolidated balance sheet related to this additional space, and has recorded a corresponding increase to deferred rent.

In October 2016, the Company entered into an office lease (the “new Lease”) for a second property located in San Diego, California. The total space under the new Lease is approximately 51,000 square feet. The Company is using the facility for office, manufacturing and research and development purposes. The term of the new Lease commenced on June 1, 2017. The initial term of the new Lease is ten years, with a right to terminate on November 30, 2023, subject to specified conditions.
The base rent adjusts periodically throughout the term of the new Lease, with monthly payments ranging from $0 to $95,000, with a portion of the rent abated for certain periods during the first two years of the initial term. In addition, the Company is obligated to reimburse the landlord its share of operating and other expenses, and has paid a security deposit of $95,000. As of June 30, 2017, the Company has capitalized $2.2 million of reimbursable tenant improvements to the new office which has been recorded as a leasehold improvement within fixed assets on the condensed consolidated balance sheet, offset by a corresponding amount recorded in deferred rent.

Plymouth Meeting Lease and Sublease
In March 2014, the Company entered into a lease (the "Lease") with a publicly owned real estate investment trust for office space located in Plymouth Meeting, Pennsylvania. The Company occupied the space in June 2014. The initial term of the Lease is 11.5 years and the Company plans to continue to use the space for office purposes.
The base rent adjusts periodically throughout the 11.5 year term of the Lease, with monthly payments ranging from $0 to $58,000. In addition, the Company is obligated to reimburse the landlord its share of operating and other expenses and a property management fee, and has paid a security deposit of $49,000. In July 2015, the Company amended the Lease to increase the total leased space. The commencement of the amended Lease was in the first quarter of 2016 and increased monthly lease payments by approximately $16,000.
In June 2017, the Company entered into a sublease (the “Sublease”) for additional space in its current office in Plymouth Meeting, Pennsylvania. The total additional space subject to the Sublease is approximately 30,000 square feet, which the Company intends to use for office purposes. The Sublease will commence on October 1, 2017 and end on June 30, 2027. The base rent adjusts periodically throughout the term of the Sublease, with monthly payments ranging from $75,000 to $90,000. In addition, the Company is obligated to reimburse the sub-landlord its share of operating and other expenses.
In June 2017, the Company entered into a second amendment to the Lease to extend the lease term and term of the Sublease through December 31, 2029. In connection with the second amendment, the Company will pay the landlord an additional security deposit of $75,000. The Company has capitalized $933,000 of tenant improvements to the Plymouth Meeting office within fixed assets on the condensed consolidated balance sheet, offset by a corresponding amount recorded in deferred rent.
The Company's future minimum lease payments under all non-cancelable operating leases as of June 30, 2017 are as follows:

Remainder of 2017	$1,095,000
2018	3,176,000
2019	3,612,000
2020	3,818,000
2021	3,918,000
Thereafter	23,994,000
Total	$39,613,000

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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is considered fixed and determinable and is not contingent upon the delivery of additional items or meeting other specified performance conditions. Based on the results of the Company's analysis, the $27.5 million up-front payment was allocated as follows: $15.0 million to the product license to INO-3112 and $12.5 million for the license to the research collaboration products and related research and developments services. The amount allocated to the license for INO-3112 was recognized as revenue under collaborative research and development arrangements during the year ended December 31, 2015 as this was determined to be earned upon the granting of the license and delivery of the related knowledge and data. The remaining amount related to the research collaboration products and related research and development services was recognized as revenue under collaborative research and development arrangements during the three months ended June 30, 2017, upon selection of the first research collaboration product candidate by MedImmune. The Company believes that no substantive value related to the research collaboration products license and research services was transferred to MedImmune prior to their selection of the first research collaboration product since there was no economic benefit from the research unless such product candidate was selected. Therefore, the Company believes the license for the research collaboration products was delivered and the research services were completed upon the selection of the product candidate by MedImmune in June 2017 (i.e. exercise of an option). The Company will recognize revenues associated with the product development services for INO-3112 as revenues under collaborative arrangements as the related services are performed and according to the relative selling price method of the allocable arrangement consideration. During the three and six months ended June 30, 2017, the Company recognized revenues of $14.2 million and $14.5 million from MedImmune, respectively. During the three and six months ended June 30, 2016, the Company recognized revenues of $307,000 and $697,000 from MedImmune, respectively. As of June 30, 2017, the Company had an accounts receivable balance of $538,000, related to the Agreement.
Roche
In September 2013, the Company entered into a Collaborative, License, and Option Agreement with Roche. The parties agreed to co-develop multi-antigen DNA immunotherapies targeting prostate cancer and hepatitis B.
On November 14, 2014, Roche provided notice to the Company that it would be partially terminating the agreement with respect to the development of the Company’s DNA immunotherapy targeting prostate cancer. The termination was effective in February 2015. All of Roche’s rights to the Company’s DNA immunotherapy targeting prostate cancer, including the right to license the product to other parties, have been returned to the Company.

On July 28, 2016, Roche provided notice to the Company that it would be discontinuing the agreement and its development of INO-1800, the Company’s DNA immunotherapy against the hepatitis B virus. The termination was effective in October 2016. All of Roche’s rights to INO-1800, including the right to license the product to other parties, have been returned to the Company. In February 2017, the Company received full payment of $8.5 million from Roche for its past and future obligations associated with the termination of the agreement.
The Company identified the deliverables at the inception of the agreement. The Company determined that the license to the targets, the option right to license additional vaccines, research and development services, manufacturing and drug supply, and participation in the joint steering committee individually represent separate units of accounting because each deliverable has standalone value. The amount allocable to the delivered unit or units of accounting using the best estimated selling price is limited to the amount that is considered fixed and determinable and is not contingent upon the delivery of additional items or meeting other specified performance conditions. Based on the results of the Company's analysis, the $10.0 million up-front payment was allocated as follows: $8.4 million to the license to the targets, $1.5 million to the option right and $155,000 to the joint steering committee obligation. The amounts allocated to the licenses for the targets was recognized as revenue in 2013 as these were determined to be earned upon the granting of the license and delivery of the related knowledge and data. The Company recognized revenues associated with research and development services and manufacturing and drug supply as revenues under collaborative arrangements as the related services were performed and according to the relative selling price method of the allocable arrangement consideration. During the three and six months ended June 30, 2017, the Company recognized revenues of $2.1 million and $6.1 million from Roche, respectively. During the three and six months ended June 30, 2016, the Company recognized revenues of $1.6 million and $3.0 million from Roche, respectively. During the three months ended June 30, 2017, $2.1 million was recognized as revenue based on the satisfaction of a condition in the termination agreement during the period.
DARPA- Ebola
In April 2015, the Company received a grant from the Defense Advanced Research Projects Agency ("DARPA") to lead a collaborative team to develop multiple treatment and prevention approaches against Ebola. The consortium, led by the Company, is taking a multi-faceted approach to develop products to prevent and treat Ebola infection. The award covers pre-clinical development costs as well as good manufacturing practice manufacturing costs and the Phase 1 clinical study costs. The funding period is over two years and covers a base award of $19.6 million and an option award of $24.6 million, which was exercised in September 2015. The development proposal includes a second option of $11.1 million to support additional product supply and clinical development activities. The options are contingent upon the successful completion of certain pre-clinical development milestones. During the three and six months ended June 30, 2017, the Company recognized revenues of $2.7 million and $7.8 million, respectively, from DARPA related to the grant. During the three and six months ended June 30, 2016, the Company recognized revenues of $3.7 million and $8.2 million, respectively, from DARPA related to the grant. As of June 30, 2017, the Company had a deferred revenue and accounts receivable balance of $648,000 and $7.0 million, respectively, related to the DARPA grant.

16. Subsequent Events

On July 25, 2017, the Company closed an underwritten public offering of 12,500,000 shares of the Company's common stock at a public offering price of $6.00 per share. The net proceeds to the Company, after deducting the underwriters' discounts and commissions and other estimated offering expenses, were $70.2 million. In addition, the Company granted the underwriters a 30‑day option to purchase up to 1,875,000 additional shares of its common stock on the same terms and conditions.
Subsequent to June 30, 2017, the Company sold 19,681 shares of common stock under its Sales Agreement for net proceeds of $156,000. The sales were made at a weighted average price of $8.07 per share.

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
Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current expectations and projections, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any of the forward-looking statements after the filing of this Quarterly Report to conform such statements to actual results or to changes in our expectations. Statements made herein are as of the date of the filing of this Quarterly Report with the SEC and should not be relied upon as of any subsequent date. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made.
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC on March 14, 2017 (our “2016 Annual Report”). Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors that affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the Caption “Risk Factors” and under the captions “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” and in our audited consolidated financial statements and related notes included in our 2016 Annual Report and the risk factors included in our Prospectus Supplement filed with the SEC on July 20, 2017.
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

General
Inovio is developing active DNA immunotherapies and vaccines focused on treating and preventing cancers and infectious diseases. Our DNA-based immunotherapies, in combination with our proprietary electroporation delivery devices, are intended to generate robust immune responses, in particular T cells, to fight target diseases. In September 2015, data was published in the medical journal The Lancet from a controlled Phase 2 clinical trial in which we generated significant, functional antigen-specific T cells that correlated to clinically relevant efficacy against HPV-associated cervical dysplasia (precancer). In June 2017, we began a Phase 3 clinical trial of our product candidate VGX-3100 for the treatment of cervical dysplasia.
Our novel SynCon® immunotherapy design has shown the ability to help break the immune system’s tolerance of cancerous cells. Our SynCon® product design approach is also intended to facilitate cross-strain protection against known and new unmatched strains of pathogens, such as influenza. Given the recognized role of CD8+ killer T cells in eliminating cancerous or infected cells from the body and the published results from our Phase 2 clinical trial, we believe that our active immunotherapies may play an important role in helping fight multiple cancers and infectious diseases. Human data to date have shown a favorable safety profile of our DNA immunotherapies delivered using electroporation.

We or our collaborators are currently conducting or planning clinical studies of our proprietary SynCon® immunotherapies for HPV-caused pre-cancers (including cervical, anal and vulvar neoplasia), HPV-caused cancers (head and neck and cervical), prostate cancer, breast/lung/pancreatic cancer, hepatitis C virus ("HCV"), hepatitis B virus ("HBV"), HIV, Ebola, Middle East Respiratory Syndrome ("MERS") and Zika virus.
Our corporate strategy is to advance and protect our differentiated immunotherapy platform and use its unique capabilities to design and develop an array of cancer and infectious disease immunotherapy and vaccine products. We aim to advance products through to commercialization. We continue to leverage third-party resources through collaborations and partnerships, including product license agreements. Our partners and collaborators include MedImmune, LLC, The Wistar Institute, University of Pennsylvania, GeneOne Life Science Inc., Regeneron Pharmaceuticals, Inc., Genentech, Inc., Plumbline Life Sciences, Inc., Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, National Institute of Allergy and Infectious Diseases (“NIAID”), United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), HIV Vaccines Trial Network (“HVTN”),  and Defense Advanced Research Projects Agency (“DARPA”).
All of our product candidates are in the research and development phase. We have not generated any revenues from the sale of any products, and we do not expect to generate any such revenues for at least the next several years. We earn revenue from license fees and milestone revenue, collaborative research and development agreements, grants and government contracts. Our product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All product candidates that we advance to clinical testing will require regulatory approval prior to commercial use, and will require significant costs for commercialization. We may not be successful in our research and development efforts, and we may never generate sufficient product revenue to be profitable.
Recent Developments
In August 2016, we incorporated a 100%-owned subsidiary, GENEOS Therapeutics, Inc., or GENEOS, to develop and commercialize neo-antigen based personalized cancer therapies. While we pursue our SynCon® immunotherapy design to break tolerance and create cancer products targeting shared tumor specific antigens, GENEOS will exclusively focus on leveraging our DNA immunotherapy technology platform to advance the field of patient-specific neo-antigen therapies.  We believe that our DNA-based platform is well-suited for advancing individualized therapies due to its rapid product design and manufacturing benefits, its ability to combine multiple neo-antigens into formulations, and its generation of potent killer T cell responses that are needed to drive clinical efficacy.
On June 8, 2017, we announced that we commenced our Phase 3 clinical program for VGX-3100 for the treatment of HPV-related cervical pre-cancer. We have satisfied the FDA’s request for information relating to our CELLECTRA® 5PSP delivery device, resulting in the FDA removing the clinical hold on this program. We are currently actively recruiting patients for the Phase 3 trial.
In February 2017, we announced that we entered into a collaboration and license agreement (the "ApolloBio License Agreement") providing ApolloBio Corporation with the exclusive right to develop and commercialize VGX-3100 within Greater China (China, Hong Kong, Macao, Taiwan). The ApolloBio License Agreement provides for potential inclusion of the Republic of Korea in the licensed territory three years following the effective date. Under the ApolloBio License Agreement, ApolloBio will fund all clinical development costs within the licensed territory, and will pay us up to $20.0 million based upon the achievement of specified regulatory milestones in the United States, China and Korea, and double-digit royalties on net sales of VGX-3100. Under a separate common stock purchase agreement (the "ApolloBio Equity Agreement"), ApolloBio has agreed to purchase shares of our common stock upon the satisfaction of specified closing conditions. The agreements are subject to the People’s Republic of China (PRC) regulatory, ApolloBio Board and shareholder approvals, and will be deemed effective upon receiving such approvals.
Upon the ApolloBio License Agreement and the ApolloBio Equity Agreement being deemed effective, we will receive the following from ApolloBio:
• $15.0 million in upfront payments under the ApolloBio License Agreement; and
• up to $35.0 million under the ApolloBio Equity Agreement as payment for shares of our common stock at a pre-determined price per share of $8.20.
As of June 30, 2017, we had an accumulated deficit of $467.7 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies since December 31, 2016. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to our Consolidated Financial Statements contained in our 2016 Annual Report.

Adoption of Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 5 to the Condensed Consolidated Financial Statements, included in this Quarterly Report.

Results of Operations
Revenue. We had total revenue of $20.4 million and $30.8 million for the three and six months ended June 30, 2017, respectively, as compared to $6.2 million and $14.3 million for the three and six months ended June 30, 2016, respectively. Revenue primarily consists of revenue under collaborative research and development arrangements, grants and government contracts.
Revenue under collaborative research and development arrangements, including arrangements with affiliated entities, was $16.5 million and $21.1 million for the three and six months ended June 30, 2017, respectively, as compared to $2.4 million and $4.3 million for the three and six months ended June 30, 2016, respectively. The increase for the three-month period year over year was primarily due to an increase in revenue recognized from MedImmune as the previously deferred revenue from the up-front payment received in September 2015 and other deferred amounts totaling $13.8 million were recognized during the three months ended June 30, 2017 upon selection of the first cancer research collaboration product candidate by MedImmune. The increase for the six-month period year over year was primarily due to the increase in revenue recognized from MedImmune of $13.8 million as well as an increase in revenue recognized from Roche of $3.1 million. In February 2017, we received full payment of $8.5 million from Roche for its past and future obligations associated with the termination of the Collaborative, License, and Option Agreement.
During the three and six months ended June 30, 2017, we recorded grant and miscellaneous revenue, including arrangements with affiliated entities, of $3.9 million and $9.7 million, respectively, as compared to $3.8 million and $10.0 million for the three and six months ended June 30, 2016, respectively. The increase for the three-month period year over year was primarily due to revenue recognized from our two sub-contracts with Wistar totaling $1.1 million, partially offset by a decrease in revenue recognized from our DARPA Ebola grant of $925,000. The decrease for the six-month period year over year was primarily due to a decrease in revenue recognized from our DARPA sub-contract for the treatment of infectious diseases and DARPA Ebola grant of $1.4 million and $453,000, respectively, partially offset by new revenue recognized from our two sub-contracts with Wistar totaling $1.7 million.
Research and development expenses. Research and development expenses for the three and six months ended June 30, 2017, were $23.9 million and $48.4 million, respectively, as compared to $19.6 million and $37.8 million for the three and six months ended June 30, 2016, respectively. The increase for the three-month period year over year was primarily due to a $2.3 million increase in expenses related to increased employee headcount to support clinical trials and partnerships and $1.4 million of expenses related to our DARPA Ebola grant. The increase for the six-month period year over year was primarily due to an increase of $5.3 million in expenses related to increased employee headcount to support clinical trials and partnerships, an increase of $3.2 million in expenses related to our various clinical trials including our recently commenced Phase 3 clinical trial for VGX-3100, an increase of $2.2 million in expenses related to our DARPA Ebola grant and an increase of $759,000 in non-cash stock based compensation.
General and administrative expenses. General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, were $6.2 million and $13.9 million, for the three and six months ended June 30, 2017, respectively, as compared to $5.8 million and $11.2 million for the three and six months ended June 30, 2016, respectively. The increase for the three-month period year over year was primarily due to increases in employee headcount, non-cash stock based compensation and rent expense of $354,000, $239,000 and $173,000, respectively. These were partially offset by decreases in legal and patent expenses and employee recruitment expenses of $139,000 and $125,000, respectively. The increase for the six-month period year over year was primarily due to increases in non-cash stock based compensation, employee headcount, rent expense and amortization of intangible assets of $2.0 million, $915,000, $410,000 and $281,000, respectively. These were partially offset by a decrease in employee recruitment expenses of $309,000.
Stock-based compensation. Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense for the three and six months ended June 30, 2017 was $2.4 million and $7.7 million, respectively. Of these amounts, $1.2 million and $3.5 million were included in research and development expenses, respectively, and $1.2 million and $4.2 million were included in general and administrative expenses, respectively. Total employee and director stock-based compensation expense for the three and six months ended June 30, 2016 was $2.0 million and $4.9 million, respectively. From these amounts, $1.0 million and $2.7 million were included in research and development expenses, respectively, and $973,000 and $2.2 million were included in general and administrative expenses, respectively. The increase for the three and six-month periods year over year was primarily due to increased headcount which resulted in an increase in the number of employee stock options and restricted stock units granted.
Change in fair value of common stock warrants. The net change in fair value of common stock warrants for the three and six months ended June 30, 2017 was $(313,000) and $(196,000), respectively, as compared to $(114,000) and $(520,000) for the three and six months ended June 30, 2016. The variance is primarily due to the revaluation of the registered common stock warrants we issued in March 2013. We revalue these warrants at each balance sheet date to fair value. If unexercised, the remaining warrants will expire in September 2018.
Gain (loss) from investment in affiliated entity. The gain (loss) is a result of the change in the fair market value of the investment in GeneOne for the three and six months ended June 30, 2017.
Gain on sale of assets. The gain on sale of assets is related to the May 2014 sale of animal health assets to Plumbline Life Sciences, Inc. ("PLS"). The gain is related to the cash received related to the sale in May 2016 (See Note 13 to our financial statements included in this report).

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

Working Capital and Liquidity
As of June 30, 2017, we had cash and short-term investments of $92.0 million and working capital of $79.5 million, as compared to $104.8 million and $80.8 million, respectively, as of December 31, 2016. The decrease in cash and short-term investments during the six months ended June 30, 2017 was primarily due to expenditures related to our research and development activities, clinical trials and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development, partially offset by proceeds from the sale of common stock under our Sales Agreement.

Cash Flows
Net cash used in operating activities was $31.9 million and $29.0 million for the six months ended June 30, 2017 and 2016, respectively. Net cash used in operating activities for the six months ended June 30, 2017 consisted of net loss of ($32.6) million plus net changes in net operating assets and liabilities of ($12.9) million, partially offset by net adjustments of $13.5 million. The primary non-cash expenses added back to net loss included stock-based compensation of $7.9 million, depreciation and amortization of $1.8 million and loss on investment in affiliated entity of $1.4 million.
Net cash used in operating activities for the six months ended June 30, 2016 consisted of net loss of ($26.7) million plus net changes in net operating assets and liabilities of ($1.7) million and net adjustments of ($513,000). The primary non-cash income (expense) added back to net loss included gain on investment in affiliated entity of $6.8 million and gain on sale of intangible assets of $1.0 million, offset by stock-based compensation of $5.3 million and depreciation and amortization of $1.4 million.
Net cash provided by (used in) investing activities was $11.7 million and $(2.7) million for the six months ended June 30, 2017 and 2016, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Net cash provided by financing activities was $24.9 million and $2.5 million for the six months ended June 30, 2017 and 2016, respectively. The increase in cash provided from financing activities was primarily due to proceeds from the sale of common stock under our Sales Agreement in the 2017 period.
In June 2016, we entered into an ATM sales agreement with an outside placement agent (the “Placement Agent”) to sell shares of our common stock with aggregate gross proceeds of up to $50.0 million from time to time, through an ATM equity offering program under which the Placement Agent will act as sales agent. During the six months ended June 30, 2017, we sold 2,917,725 shares of common stock under the ATM Sales Agreement for net proceeds of $24.1 million.

On July 25, 2017, we closed an underwritten public offering of 12,500,000 shares of our common stock at a public offering price of $6.00 per share. The net proceeds, after deducting the underwriters' discounts and commissions and other estimated offering expenses payable by us, were $70.2 million. In addition, we have granted the underwriters a 30‑day option to purchase up to 1,875,000 additional shares of our common stock on the same terms and conditions.
During the six months ended June 30, 2017, stock options to purchase 329,259 shares of common stock were exercised for net proceeds to us of $866,000. During the six months ended June 30, 2016, stock options to purchase 590,902 shares of common stock were exercised for net proceeds to us of $1.4 million.
As of June 30, 2017, we had an accumulated deficit of $467.7 million. We have operated at a loss since 1994, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that our current cash and short-term investments are sufficient to meet planned working capital requirements for at least the next twelve months from the date of this report.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets, and the recent fluctuations in interest rates and availability of funding in the credit markets primarily impact the performance of our investments. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments at June 30, 2017, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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
The investment in affiliated entity represents our ownership interest in the Korean based companies, GeneOne and PLS. We report these investments at fair value on the condensed consolidated balance sheet using the closing price of GeneOne and PLS shares of common stock as reported on the date of determination on the Korean Stock Exchange and Korea New Exchange Market, respectively.
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the six months ended June 30, 2017, have been made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investments in GeneOne and PLS which are denominated in South Korean Won. We do not have any foreign currency hedging instruments in place.
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
In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.
Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2017 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
We are not currently a party to any material litigation or other material legal proceedings.

ITEM 1A.    RISK FACTORS
Our business is subject to numerous risks. You should carefully consider and evaluate each of the following factors as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes, the risk factors discussed in our 2016 Annual Report, and the risk factors discussed in the Prospectus Supplement we filed with the SEC on July 20, 2017, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also consider the more detailed description of our business contained in our 2016 Annual Report.
Risks Related to Our Business and Industry
We have incurred losses since inception, expect to incur significant net losses in the foreseeable future and may never become profitable.
We have experienced significant operating losses to date; as of June 30, 2017 our accumulated deficit was approximately $467.7 million. We have generated limited revenues, primarily consisting of license and grant revenue, and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.
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

Risks Related to our Equity Agreement and Collaboration and License Agreement with ApolloBio
Any sale of our common stock to ApolloBio under the ApolloBio Equity Agreement will cause dilution and the sale of the shares of common stock acquired by ApolloBio thereunder could cause the price of our common stock to decline.
We have entered into the ApolloBio Equity Agreement to sell up to $35.0 million of our common stock to ApolloBio. If the closing conditions under the ApolloBio Equity Agreement are satisfied, the resulting sale of shares of our common stock thereunder will result in immediate dilution to the holders of shares of our common stock. Under the ApolloBio Equity Agreement, ApolloBio will purchase shares of our common stock at a price per share of $8.20. If this transaction is consummated at a time when the price of our common stock is greater than $8.20 per share, the holders of shares of our common stock could experience additional dilution due to the discounted sale of such shares under the ApolloBio Equity Agreement. In addition, any sales of shares of common stock by ApolloBio could cause the market price of our common stock to decline.

We have entered into the ApolloBio Registration Rights Agreement requiring us to register all the shares purchased by ApolloBio within ten business days of the closing of the ApolloBio Equity Agreement.

In connection with the ApolloBio Equity Agreement, we entered into the ApolloBio Registration Rights Agreement pursuant to which we agreed to file a registration statement with the SEC covering the offer and resale of all of the shares of common stock purchased by ApolloBio pursuant to the ApolloBio Equity Agreement. All shares acquired by ApolloBio and resold pursuant to an effective registration statement covering such shares, will be freely tradable. ApolloBio may sell none, some, or all of the shares of common stock purchased from us at any time under such registration statement. Depending upon market liquidity at the time, a sale of such shares at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Consummation of the ApolloBio Collaboration Agreement and the ApolloBio Equity Agreement is contingent upon the satisfaction of several closing conditions that may not occur. If these closing conditions do not occur, we would not be able to license these products in China, Hong Kong, Macau, Taiwan and Korea without a new licensing partner and we would not receive the proceeds and royalties expected from the agreements.

Satisfaction of the closing conditions for the ApolloBio Collaboration Agreement and the ApolloBio Equity Agreement requires ApolloBio corporate approval and currency and regulatory approvals in China. Although ApolloBio has submitted much of the required information to the relevant regulatory bodies, it has not yet received currency or regulatory approval, nor has it attained corporate approval for the transactions. If ApolloBio is not able to secure such corporate or currency and regulatory approvals, the transactions contemplated by the ApolloBio Collaboration Agreement and the ApolloBio Equity Agreement will not be consummated, in which case, we will not be entitled to receive the $15.0 million in upfront payments or the up to $20.0 million in milestone payments under the ApolloBio Collaboration Agreement or the up to $35.0 million in proceeds from the sale of our common stock under the ApolloBio Equity Agreement. The failure to receive such payments could harm our business prospects or require us to raise additional capital through other means. Additionally, if the closing conditions for the ApolloBio Collaboration Agreement and the ApolloBio Equity Agreement are not satisfied, we may not be able to market VGX-3100 in China, Hong Kong, Macau, Taiwan or Korea without finding a new licensing partner, which may be costly and time-consuming.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS

(a)    Exhibits

Exhibit Number	Description of Document
10.1	Second Amendment to the Lease Agreement dated June 22, 2017 between Brandywine Operating Partnership, L.P. and Inovio Pharmaceuticals, Inc. (Filed herewith.)

10.2	Sublease dated June 21, 2017 between Accolade, Inc. and Inovio Pharmaceuticals, Inc. (Filed herewith.)

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Inovio Pharmaceuticals, Inc.

Date:	August 8, 2017	By	/s/ J. JOSEPH KIM
J. Joseph Kim President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 8, 2017	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)