Form 10-Q
period 2017-09-30
INOVIO PHARMACEUTICALS, INC.
filed 2017-11-08
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 90,296,164 as of November 3, 2017.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended September 30, 2017

Part I. Financial Information

Item 1.    Financial Statements
INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,278,392	$19,136,472
Short-term investments	118,611,601	85,629,412
Accounts receivable	6,237,078	15,821,511
Accounts receivable from affiliated entities	924,677	748,355
Prepaid expenses and other current assets	4,538,843	1,749,059
Prepaid expenses and other current assets from affiliated entities	997,213	1,512,424
Total current assets	154,587,804	124,597,233
Fixed assets, net	18,471,231	9,025,446
Investment in affiliated entity - GeneOne	8,776,603	16,052,065
Investment in affiliated entity - PLS	2,720,045	3,777,510
Intangible assets, net	6,413,792	7,628,394
Goodwill	10,513,371	10,513,371
Other assets	2,197,182	2,113,147
Total assets	$203,680,028	$173,707,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,527,486	$19,597,787
Accounts payable and accrued expenses due to affiliated entities	782,878	1,072,579
Accrued clinical trial expenses	7,920,045	6,368,389
Common stock warrants	940,341	1,167,614
Deferred revenue	179,523	14,762,720
Deferred revenue from affiliated entities	243,986	407,292
Deferred rent	769,313	446,646
Total current liabilities	33,363,572	43,823,027
Deferred revenue, net of current portion	164,604	317,808
Deferred revenue from affiliated entities, net of current portion	—	86,694
Deferred rent, net of current portion	7,857,879	5,926,424
Deferred tax liabilities	174,793	174,793
Total liabilities	41,560,848	50,328,746
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Preferred stock	—	—
Common stock	90,295	74,062
Additional paid-in capital	663,223,094	556,718,356
Accumulated deficit	(501,850,138)	(434,838,235)
Accumulated other comprehensive income	559,660	1,327,968
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	162,022,911	123,282,151
Non-controlling interest	96,269	96,269
Total stockholders’ equity	162,119,180	123,378,420
Total liabilities and stockholders’ equity	$203,680,028	$173,707,166
See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Revenue under collaborative research and development arrangements	$351,272	$2,327,316	$20,998,174	$6,014,161
Revenue under collaborative research and development arrangements with affiliated entities	129,133	574,596	539,342	1,211,316
Grants and miscellaneous revenue	1,456,216	9,410,648	9,494,096	19,401,029
Grants and miscellaneous revenue from affiliated entity	707,922	227,903	2,401,240	227,903
Total revenues	2,644,543	12,540,463	33,432,852	26,854,409
Operating expenses:
Research and development	25,510,239	26,980,343	73,931,494	64,800,304
General and administrative	6,319,775	5,755,603	20,256,470	16,926,746
Gain on sale of assets	—	—	—	(1,000,000)
Total operating expenses	31,830,014	32,735,946	94,187,964	80,727,050
Loss from operations	(29,185,471)	(20,195,483)	(60,755,112)	(53,872,641)
Other income (expense):
Interest and other income, net	463,346	391,596	1,103,708	1,065,797
Change in fair value of common stock warrants, net	423,296	2,690	227,273	(517,334)
Gain (loss) on investment in affiliated entity	(5,835,741)	(958,141)	(7,275,462)	5,817,309
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(34,134,570)	$(20,759,338)	$(66,699,593)	$(47,506,869)
Net loss per share attributable to Inovio Pharmaceuticals, Inc. stockholders
Basic	$(0.39)	$(0.28)	$(0.85)	$(0.65)
Diluted	$(0.40)	$(0.28)	$(0.85)	$(0.65)
Weighted average number of common shares outstanding
Basic	86,952,024	73,602,834	78,894,881	72,932,199
Diluted	87,090,683	73,789,008	79,043,480	72,932,199

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(34,134,570)	$(20,759,338)	$(66,699,593)	$(47,506,869)
Other comprehensive income (loss):
Unrealized loss on investment in affiliated entity	(619,757)	(771,727)	(1,057,465)	(508,153)
Unrealized gain (loss) on short-term investments	(1,245)	(83,281)	289,157	459,167
Comprehensive loss attributable to Inovio Pharmaceuticals, Inc.	$(34,755,572)	$(21,614,346)	$(67,467,901)	$(47,555,855)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(66,699,593)	$(47,506,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,779,999	1,292,696
Amortization of intangible assets	1,214,602	968,986
Change in value of common stock warrants	(227,273)	517,334
Stock-based compensation	10,393,812	7,384,318
Amortization of premiums on investments	225,658	200,000
Loss (gain) on short-term investments	77,889	(44,928)
Deferred rent	2,254,122	(125,408)
Loss (gain) on investment in affiliated entity	7,275,462	(5,817,309)
Gain on sale of intangible assets	—	(1,000,000)
Changes in operating assets and liabilities:
Accounts receivable	9,584,433	(10,122,049)
Accounts receivable from affiliated entity	(176,322)	—
Prepaid expenses and other current assets	(2,789,784)	(473,995)
Prepaid expenses and other current assets from affiliated entity	515,211	(1,086,561)
Other assets	(84,035)	(811,233)
Accounts payable and accrued expenses	1,119,751	2,949,097
Accrued clinical trial expenses	1,551,656	4,615,783
Accounts payable and accrued expenses due to affiliated entity	(289,701)	328,373
Deferred revenue	(14,736,401)	1,642,479
Deferred revenue from affiliated entity	(250,000)	(562,827)
Net cash used in operating activities	(49,260,514)	(47,652,113)
Cash flows from investing activities:
Purchases of investments	(82,268,656)	(42,495,236)
Maturities of investments	49,272,077	51,721,024
Purchases of capital assets	(9,415,836)	(2,672,235)
Proceeds from sale of intangible assets	—	1,000,000
Purchase of intangible assets and other assets	—	(1,200,000)
Net cash (used in) provided by investing activities	(42,412,415)	6,353,553
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	94,347,922	5,458,284
Proceeds from stock option and warrant exercises, net of tax payments	1,466,927	1,607,904
Expenses from other financing activities	—	(149,559)
Net cash provided by financing activities	95,814,849	6,916,629
Increase (decrease) in cash and cash equivalents	4,141,920	(34,381,931)
Cash and cash equivalents, beginning of period	19,136,472	57,632,693
Cash and cash equivalents, end of period	$23,278,392	$23,250,762

Supplemental disclosure of non-cash activities
Common stock issued for purchase of intangible and other assets of Bioject	$—	$4,300,000
Change in amounts accrued for purchases of property and equipment	$1,809,948	$169,980
Lease incentive recorded as fixed assets and deferred rent	$—	$134,500
See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Operations
Inovio Pharmaceuticals, Inc. (the “Company” or “Inovio”), a clinical stage biopharmaceutical company, develops active DNA immunotherapies and vaccines focused on preventing and treating cancers and infectious diseases. Inovio’s DNA-based immunotherapies, in combination with proprietary electroporation delivery devices are intended to generate robust immune responses, in particular T cells, to fight target diseases.  Inovio’s synthetic products are based on its SynCon® immunotherapy design.  The Company and its collaborators are currently conducting or planning clinical programs of its proprietary SynCon® immunotherapies for HPV-caused pre-cancers and cancers, influenza, prostate cancer, breast/lung/pancreatic cancer, hepatitis C virus ("HCV"), hepatitis B virus ("HBV"), HIV, Ebola, Middle East Respiratory Syndrome ("MERS") and Zika virus.  The Company's partners and collaborators include or have included MedImmune, LLC, The Wistar Institute, University of Pennsylvania, GeneOne Life Science Inc. ("GeneOne"), Regeneron Pharmaceuticals, Inc., Genentech, Inc., Plumbline Life Sciences, Inc., Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, National Institute of Allergy and Infectious Diseases (“NIAID”), United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), National Institutes of Health ("NIH"), HIV Vaccines Trial Network (“HVTN”),  and Defense Advanced Research Projects Agency (“DARPA”). Inovio was incorporated in Delaware in June 2001 and has its principal executive offices in Plymouth Meeting, Pennsylvania.

2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of September 30, 2017 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three and nine months ended September 30, 2017 and 2016, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2017 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2017. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events after the balance sheet date of September 30, 2017 through the date it filed these unaudited condensed consolidated financial statements with the SEC.
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
4. Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. In conjunction with the acquisition in June 2009 of VGX Pharmaceuticals Inc. (the “Merger”), the Company acquired a majority interest in VGX Animal Health, Inc. and certain shares in GeneOne Life Science Inc. ("GeneOne"), a publicly-traded company in South Korea. The Company consolidates Genetronics, Inc. (a wholly-owned subsidiary of Inovio Pharmaceuticals, Inc.), VGX Pharmaceuticals and its subsidiary VGX Animal Health, GENEOS Therapeutics, Inc., and records a non-controlling interest for the 15% of VGX Animal Health it did not own as of September 30, 2017 and December 31, 2016. The Company's investment in GeneOne, which is recorded as investment in affiliated entity within the condensed consolidated balance sheets, is accounted for at fair value on a recurring basis, with changes in fair value recorded on the condensed consolidated statements of operations within gain (loss) on investment in affiliated entity. All intercompany accounts and transactions have been eliminated upon consolidation.
Variable Interest Entities
The FASB issued authoritative guidance that requires companies to perform a qualitative analysis to determine whether a variable interest in another entity represents a controlling financial interest in a variable interest entity. A controlling financial interest in a variable interest entity is characterized by having both the power to direct the most significant activities of the entity and the obligation to absorb losses or the right to receive benefits of the entity. This guidance requires on-going reassessments of variable interests based on changes in facts and circumstances. The Company determined that none of the entities with which the Company currently conducts business and collaborations are variable interest entities except VGXI, Inc., a wholly-owned subsidiary of GeneOne. The Company determined that it is not the primary beneficiary as the Company does not have voting control or other forms of control over the operations and decision making of VGXI and therefore is not required to consolidate VGXI. The Company continues to assess its variable interests and has determined that no significant changes have occurred as of September 30, 2017.
5. Impact of Recently Issued Accounting Standards
The recent accounting pronouncements below may have a significant effect on the Company's financial statements. Recent accounting pronouncements that are not anticipated to have an impact on or are unrelated to the Company's financial condition, results of operations, or related disclosures are not discussed.
Accounting Standards Update (“ASU”) No. 2016-09. In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation - Improvements to Employee Share-Based Payment Accounting. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard were effective for the Company's annual year and first fiscal quarter beginning on January 1, 2017 with early adoption permitted. The Company adopted this guidance as of January 1, 2017 using a modified retrospective transition method. As a result of the adoption of this standard, the Company elected to change its policy from estimating forfeitures to recognizing forfeitures when they occur and as a result recorded an adjustment of $312,000 to accumulated deficit with a corresponding offset to additional paid-in-capital at January 1, 2017. The Company also reversed a deferred tax asset related to the balance of unrecognized excess tax benefits of $1.1 million, with an offsetting adjustment to the valuation allowance.
ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU will be effective for the Company beginning January 1, 2019 with early adoption permitted. The

Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.
ASU No. 2016-01. In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amended guidance requires the Company to measure and record equity investments, except those accounted for under the equity method of accounting that have a readily determinable fair value, at fair value and for the Company to recognize the changes in fair value in its consolidated statements of operations, instead of recognizing unrealized gains and losses through accumulated other comprehensive income (loss), as currently done under the existing guidance. The amended guidance also changes several disclosure requirements for financial instruments, including the methods and significant assumptions used to estimate fair value. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company will adopt this guidance on January 1, 2018 and will make any adjustments to beginning balances through a cumulative-effect adjustment to accumulated deficit on that date. The Company is currently determining the effects the adoption will have on its financial statements and disclosures.
ASU No. 2014-09. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("Topic 606”), which amended the existing accounting standards for revenue recognition, outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The amended guidance defines a five-step approach for recognizing revenue, which will require a company to use more judgment and make more estimates than under the current guidance. The amended guidance will be effective for the Company starting in the 2018 fiscal year, including interim periods. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The Company currently plans on applying the modified retrospective method upon adoption in the first quarter of 2018. The Company is continuing to assess the potential impact that Topic 606 may have on its financial statements and related disclosures with respect to its collaboration agreement with MedImmune. The evaluation of variable consideration, and in particular, milestone payments due from MedImmune will require further judgment to assess whether to include them in the transaction price, which could accelerate revenue recognized under Topic 606 compared to the Milestone Method under Topic 605.  However, the Company does not expect this to have a material impact on its financial position and results of operations.  The Company is also continuing to assess the potential impact that Topic 606 may have with respect to its various grant agreements, and currently does not expect any impact on its financial position and results of operations.

6. Investments
Investments at September 30, 2017 and December 31, 2016 consisted of mutual funds, United States corporate debt securities and an equity investment in the Company's affiliated entity Plumbline Life Sciences, Inc. ("PLS"). The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive loss until realized. Realized gains and losses are included in non-operating other income (expense) on the condensed consolidated statement of operations and are derived using the specific identification method for determining the cost of the securities sold.  During the three and nine months ended September 30, 2017 and 2016, a minimal amount of net realized gain (loss) on investments was recorded. The Company assessed each of its investments on an individual basis to determine if any decline in fair value was other-than-temporary. Interest and dividends on investments classified as available-for-sale are included in interest and other income, net, in the condensed consolidated statements of operations. As of September 30, 2017, the Company had 44 available-for-sale securities in a gross unrealized loss position, of which 10 with an aggregate total unrealized loss of $35,000 were in such position for longer than 12 months.
The following is a summary of available-for-sale securities as of September 30, 2017 and December 31, 2016:

		As of September 30, 2017
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$73,416,881	$203,203	$(198,767)	$73,421,317
US corporate debt securities	Less than 2	45,261,392	7,887	(78,995)	45,190,284
Investment in affiliated entity (PLS)	---	—	2,720,045	—	2,720,045
Total investments		$118,678,273	$2,931,135	$(277,762)	$121,331,646

		As of December 31, 2016
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$60,883,065	$94,374	$(387,693)	$60,589,746
US corporate debt securities	Less than 2	25,098,122	6,853	(65,309)	25,039,666
Investment in affiliated entity (PLS)	---	—	3,777,510	—	3,777,510
Total investments		$85,981,187	$3,878,737	$(453,002)	$89,406,922

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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the nine months ended September 30, 2017 or 2016.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, and are determined using the following inputs as of September 30, 2017:

	Fair Value Measurements at
	September 30, 2017
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$17,567,254	$17,567,254	$—	$—
Mutual funds	73,421,317	—	73,421,317	—
US corporate debt securities	45,190,284	—	45,190,284	—
Investment in affiliated entities	11,496,648	11,496,648	—	—
Total Assets	$147,675,503	$29,063,902	$118,611,601	$—
Liabilities:
Common stock warrants	$940,341	$—	$—	940,341
Total Liabilities	$940,341	$—	$—	$940,341

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

Level 1 assets at September 30, 2017 consisted of money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investments in GeneOne and PLS. The Company accounts for its investment of 1,644,155 common shares of GeneOne based on the closing price of the shares on the Korean Stock Exchange on the applicable balance sheet date. The Company accounts for its investment of 395,758 common shares in PLS as an available-for sale security with a fair value based on the closing price of the shares on the Korea New Exchange (KONEX) Market on the applicable balance sheet date. The Company elected the fair value option in conjunction with the investment in GeneOne at the inception of the investment; therefore, changes in the fair value of the investment are reflected as other income (expense) in the condensed consolidated statements of operations.  The Company did not elect the fair value option for the investment in PLS at the inception of the investment, but rather recorded the investment under the equity method until its ownership interest dropped below 20% in June 2015 and, accordingly, began recording the investment under the cost method using the carryover basis from the equity method of zero. Once shares of PLS began trading on the KONEX, the Company classified the investment as available-for-sale and began recording the investment at fair value with changes in fair value reflected in other comprehensive income (loss).
Level 2 assets at September 30, 2017 consisted of US corporate debt securities and mutual funds held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of September 30, 2017. Level 3 assets held at December 31, 2016 consisted of the warrant received by the Company to purchase shares of common stock of OncoSec Medical Incorporated (“OncoSec”), in connection with the second amendment to the Asset Purchase Agreement between the Company and OncoSec signed in March 2012. This warrant to purchase 150,000 shares of common stock of OncoSec was not exercised and expired in March 2017. This warrant had zero value as of December 31, 2016.

Level 3 liabilities at September 30, 2017 consisted of common stock warrant liabilities associated with warrants to purchase the Company's common stock issued in March 2013. If unexercised, the warrants will expire in September 2018. During the nine months ended September 30, 2017 and 2016, none of these warrants were exercised.
As of September 30, 2017, the Company had a $940,000 common stock warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. The assumptions used to estimate the fair value of common stock warrants at September 30, 2017 are presented below:

Risk-free interest rate	1.31%
Expected volatility	55%
Expected life in years	0.95
Dividend yield	—
Changes in these assumptions as well as fluctuations in the Company's stock price on the valuation date can have a significant impact on the fair value of the common stock warrant liability. As a result of these calculations, the Company recorded a decrease in fair value of $(423,000) and $(227,000) for the three and nine months ended September 30, 2017, respectively, and a (decrease) increase in fair value of $(3,000) and $511,000 for the three and nine months ended September 30, 2016, respectively. The change in fair value is reflected in the Company's condensed consolidated statements of operations as a component of change in fair value of common stock warrants.
The following table presents the changes in fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2017:

Balance at December 31, 2016	$1,167,614
Decrease attributable to change in fair value of common stock warrants	(227,273)
Balance at September 30, 2017	$940,341

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

9. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		September 30, 2017			December 31, 2016
	Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Goodwill(a)		$10,513,371	$—	$10,513,371	$10,513,371	$—	$10,513,371
Amortizing:
Patents	8 – 17	5,802,528	(5,666,573)	135,955	5,802,528	(5,618,854)	183,674
Licenses	8 – 17	1,323,761	(1,183,422)	140,339	1,323,761	(1,161,861)	161,900
CELLECTRA®(b)	5 – 11	8,106,270	(7,145,338)	960,932	8,106,270	(6,825,028)	1,281,242
GHRH(b)	11	335,314	(264,026)	71,288	335,314	(240,264)	95,050
Bioject(c)	2 – 15	5,100,000	(1,194,722)	3,905,278	5,100,000	(562,222)	4,537,778
Other(d)	18	4,050,000	(2,850,000)	1,200,000	4,050,000	(2,681,250)	1,368,750
Total intangible assets		24,717,873	(18,304,081)	6,413,792	24,717,873	(17,089,479)	7,628,394
Total goodwill and intangible assets		$35,231,244	$(18,304,081)	$16,927,163	$35,231,244	$(17,089,479)	$18,141,765

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
Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2017 was $404,000 and $1,215,000, respectively. Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2016 was $412,000 and $969,000, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $404,000 for the remainder of fiscal year 2017, $1.3 million for 2018, $1.1 million for 2019, $547,000 for 2020, $520,000 for 2021 and $2.6 million for 2022 and subsequent years.

10. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of September 30, 2017 and December 31, 2016:

			Outstanding as of
	Authorized	Issued	September 30, 2017	December 31, 2016
Common Stock, par value $0.001 per share	600,000,000	90,294,937	90,294,937	74,062,370
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	23	23
Common Stock
On July 25, 2017, the Company closed an underwritten public offering of 12,500,000 shares of the Company's common stock at a public offering price of $6.00 per share. The net proceeds to the Company, after deducting the underwriters' discounts and commissions and other offering expenses, were $70.1 million.
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
During the nine months ended September 30, 2017, the Company sold a total of 2,937,406 shares of common stock under the Sales Agreement. The sales were made at a weighted average price of $8.41 per share resulting in net proceeds to the Company of $24.2 million. As of September 30, 2017, the Company has sold an aggregate of 3,596,154 shares of common stock under the Sales Agreement for net proceeds of $30.5 million. Accordingly, the Company may sell up to an additional $18.9 million in shares of its common stock under the Sales Agreement.
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
The following table summarizes the warrants outstanding as of September 30, 2017 and December 31, 2016:

			As of September 30, 2017		As of December 31, 2016
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants Outstanding	Common Stock Warrant Liability	Number of Warrants Outstanding	Common Stock Warrant Liability
March 2013 financing	$3.17	September 12, 2018	284,091	$940,341	284,091	$1,167,614
Total			284,091	$940,341	284,091	$1,167,614
Stock Options
The Company has one stock-based incentive plan, the 2016 Omnibus Incentive Plan (the "2016 Incentive Plan"), pursuant to which the Company may grant stock options and restricted stock awards to employees, directors and consultants.
The 2016 Incentive Plan was approved by the Company's stockholders on May 13, 2016. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2016 Incentive Plan may not exceed 6,000,000 shares, provided that commencing with the first business day of each calendar year beginning January 1, 2018, such maximum number of shares shall be increased by 2,000,000 shares of common stock unless the Board determines, prior to January 1 for any such calendar year, to increase such maximum amount by a fewer number of shares or not to increase the maximum amount at all for such year. At September 30, 2017, there were 6,000,000 shares of common stock reserved for issuance upon exercise of incentive awards granted and to be granted at future dates under the 2016 Incentive Plan. At September 30, 2017, the Company had 3,999,813 shares of common stock available for future grant under the 2016 Incentive Plan, 858,915 shares underlying outstanding but unvested restricted stock units and options outstanding to purchase 1,128,147 shares of common stock under the 2016 Incentive Plan. The awards granted and available for future grant under the 2016 Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The 2016 Incentive Plan terminates by its terms on March 9, 2026.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At September 30, 2017, the Company had 465,495 shares underlying outstanding but unvested restricted stock units and options outstanding to purchase 6,448,501 shares of common stock under the 2007 Incentive Plan. The awards granted under the 2007 Incentive Plan generally vest over three years and have a maximum contractual term of ten years.
At September 30, 2017, the Company had options outstanding to purchase 234,739 shares of common stock under the VGX Equity Compensation Plan. The terms and conditions of the options outstanding under this plan remain unchanged.

11. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted net loss per share is calculated in accordance with the treasury stock method and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method.
The following tables reconcile the components of the numerator and denominator included in the calculations of diluted net loss per share:

	Three Months Ended September 30,
	2017	2016
Numerator
Net loss attributed to Inovio Pharmaceuticals, Inc	$(34,134,570)	$(20,759,338)
Adjustment for decrease in fair value of warrant liability	(423,296)	(2,841)
Numerator for use in diluted net loss per share	$(34,557,866)	$(20,762,179)

Denominator
Weighted average number of common shares outstanding	86,952,024	73,602,834
Effect of dilutive potential common shares	138,659	186,174
Denominator for use in diluted net loss per share	87,090,683	73,789,008

Net loss per share, diluted:	$(0.40)	$(0.28)

	Nine Months Ended September 30,
	2017	2016
Numerator
Net loss attributed to Inovio Pharmaceuticals, Inc	$(66,699,593)	$(47,506,869)
Adjustment for decrease in fair value of warrant liability	(227,273)	—
Numerator for use in diluted net loss per share	$(66,926,866)	$(47,506,869)

Denominator
Weighted average number of common shares outstanding	78,894,881	72,932,199
Effect of dilutive potential common shares	148,599	—
Denominator for use in diluted net loss per share	79,043,480	72,932,199

Net loss per share, diluted:	$(0.85)	$(0.65)

The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect for the three months ended September 30, 2017 and 2016:

Common Stock Equivalents	2017	2016
Options to purchase common stock	7,811,387	6,747,961
Restricted stock units	1,324,410	771,335
Convertible preferred stock	8,456	8,456
Total	9,144,253	7,527,752

The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect for the nine months ended September 30, 2017 and 2016:

Common Stock Equivalents	2017	2016
Options to purchase common stock	7,811,387	6,747,961
Warrants to purchase common stock	—	284,091
Restricted stock units	1,324,410	771,335
Convertible preferred stock	8,456	8,456
Total	9,144,253	7,811,843

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
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Risk-free interest rate	1.96%	0.83%	2.21%	0.91%
Expected volatility	73%	76%	73%	76%
Expected life in years	6.1	5.0	6.0	5.0
Dividend yield	—	—	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 was $2.4 million and $10.1 million, respectively, of which $1.2 million and $4.7 million were included in research and development expenses, respectively, and $1.2 million and $5.4 million were included in general and administrative expenses, respectively.
Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 was $2.1 million and $7.0 million, respectively, of which $1.1 million and $3.8 million were included in research and development expenses, respectively, and $1.0 million and $3.2 million were included in general and administrative expenses, respectively.
At September 30, 2017, there was $7.5 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $3.95 and $4.38 for employee and director stock options granted during the three and nine months ended September 30, 2017, respectively, and $5.69 and $4.56 for employee and director stock options granted during the three and nine months ended September 30, 2016, respectively.
At September 30, 2017, there was $6.7 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.

The weighted average grant date fair value per share was $5.63 and $6.68 for restricted stock units granted during the three and nine months ended September 30, 2017, respectively, and $9.35 and $7.37 for restricted stock units granted during the three and nine months ended September 30, 2016, respectively.
The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation expense for options granted to non-employees for the three and nine months ended September 30, 2017 was $23,000 and $272,000, respectively. Total stock-based compensation expense for options granted to non-employees for the three and nine months ended September 30, 2016 was $81,000 and $381,000, respectively.

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
One of the Company's directors, Dr. David B. Weiner, acts as a consultant to GeneOne.
Revenue recognized from GeneOne consisted of licensing and other fees from the influenza and Zika collaborations. For the three and nine months ended September 30, 2017, the Company recognized revenue from GeneOne of $104,000 and

$426,000, respectively. For the three and nine months ended September 30, 2016, the Company recognized revenue from GeneOne of $452,000 and $1.0 million, respectively.
Operating expenses recorded from transactions with GeneOne relate primarily to biologics manufacturing. Operating expenses from GeneOne for the three and nine months ended September 30, 2017 were $704,000 and $1.9 million, respectively. Operating expenses from GeneOne for the three and nine months ended September 30, 2016 were $801,000 and $2.1 million, respectively.
At September 30, 2017 and December 31, 2016, the Company had an accounts receivable balance of $98,000 and $441,000, respectively, and an accounts payable and accrued liability balance of $131,000 and $379,000, respectively, related to GeneOne and its subsidiaries. At September 30, 2017 and December 31, 2016, $318,000 and $571,000, respectively, of prepayments made to GeneOne were classified as long-term other assets on the condensed consolidated balance sheet.
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
As of September 30, 2017 the Company accounts for its ownership interest in PLS under the accounting guidance for investments considered available-for-sale as described in Accounting Standards Codification (ASC) 320 - Investments - Debt and Equity Securities. The original carrying value of the Company's investment in PLS was $0. On July 28, 2015, PLS registered its common shares on the Korea New Exchange (KONEX) Market. The total carrying value of the Company's investment in PLS was $2.7 million as of September 30, 2017. The fair value is based on the market value of the 395,758 common shares owned, as determined based on the closing price of the common shares on the KONEX on the date of determination. The changes in carrying value of PLS are recorded in the condensed consolidated statements of comprehensive loss as an unrealized gain (loss) on investment in affiliated entity.
In August 2016, the Company licensed a veterinary vaccine for foot and mouth disease (FMD) to PLS. PLS will fund all development activities for this FMD vaccine. The Company will receive milestone payments as well as royalties on product sales from PLS for commercial rights to this FMD synthetic vaccine in Asia, excluding Japan.
For the three and nine months ended September 30, 2017, the Company recognized revenue from PLS of $25,000 and $113,000, respectively. For the three and nine months ended September 30, 2016, the Company recognized revenue from PLS of $123,000 and $184,000, respectively. At September 30, 2017 and December 31, 2016, the Company had an accounts receivable balance of $268,000 and $155,000, respectively, related to PLS.

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

Revenue recognized from Wistar is related to work performed by the Company on the research sub-contract agreements. For the three and nine months ended September 30, 2017, the Company recognized revenue from Wistar of $708,000 and $2.4 million, respectively. For each of the three and nine months ended September 30, 2016, the Company recognized revenue from Wistar of $228,000.
Operating expenses recorded from Wistar relate primarily to the collaborative research agreements and sub-contract agreements related to the DARPA Ebola grant (see Note 15). Operating expenses recorded from Wistar for the three and nine months ended September 30, 2017 were $596,000 and $1.6 million, respectively. Operating expenses recorded from Wistar for the three and nine months ended September 30, 2016 were $329,000 and $586,000, respectively.
At September 30, 2017 and December 31, 2016, the Company had an accounts receivable balance of $558,000 and $152,000, respectively, and an accounts payable and accrued liability balance of $652,000 and $671,000, respectively, related to Wistar.

14. Commitments and Contingencies
San Diego Leases
In April 2013, the Company entered into a lease for office space located in San Diego, California. In June 2015, the Company amended the lease for this space to increase the total leased space and occupy the entire building. The commencement of the amended lease was in January 2016 and increased monthly lease payments to range from $0 to $99,000. The Company has capitalized $822,000 of tenant improvements within fixed assets on the condensed consolidated balance sheet related to this additional space, and has recorded a corresponding increase to deferred rent.
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
The base rent adjusts periodically throughout the term of the new Lease, with monthly payments ranging from $0 to $95,000, with a portion of the rent abated for certain periods during the first two years of the initial term. In addition, the Company is obligated to reimburse the landlord its share of operating and other expenses, and has paid a security deposit of $95,000. As of September 30, 2017, the Company has capitalized $2.2 million of reimbursable tenant improvements to the new office which has been recorded as a leasehold improvement within fixed assets on the condensed consolidated balance sheet, offset by a corresponding amount recorded in deferred rent.

Plymouth Meeting Lease and Sublease
In March 2014, the Company entered into a lease (the "Lease") with a publicly owned real estate investment trust for office space located in Plymouth Meeting, Pennsylvania. The Company occupied the space in June 2014. The initial term of the Lease is 11.5 years and the Company plans to continue to use the space for office purposes.
The base rent adjusts periodically throughout the 11.5 year term of the Lease, with monthly payments ranging from $0 to $58,000. In addition, the Company is obligated to reimburse the landlord its share of operating and other expenses and a property management fee, and has paid a security deposit of $49,000. In July 2015, the Company amended the Lease to increase the total leased space. The commencement of the amended Lease was in the first quarter of 2016 and increased monthly lease payments to range between $0 to $80,000.
In June 2017, the Company entered into a sublease (the “Sublease”) for additional space in its current office in Plymouth Meeting, Pennsylvania. The total additional space subject to the Sublease is approximately 30,000 square feet, which the Company intends to use for office purposes. The Sublease commenced on October 1, 2017 and will end on June 30, 2027. The base rent adjusts periodically throughout the term of the Sublease, with monthly payments ranging from $75,000 to $90,000. In addition, the Company is obligated to reimburse the sub-landlord its share of operating and other expenses.
In June 2017, the Company entered into a second amendment to the Lease to extend the lease term and term of the Sublease through December 31, 2029. In connection with the second amendment, the Company will pay the landlord an additional security deposit of $75,000. Total monthly rent payments for the additional term will range between $173,000 and $179,000. The Company has capitalized $1.4 million of tenant improvements to the Plymouth Meeting office within fixed assets on the condensed consolidated balance sheet, offset by a corresponding amount recorded in deferred rent.
The Company's future minimum lease payments under all non-cancelable operating leases as of September 30, 2017 are as follows:

Remainder of 2017	$671,000
2018	3,239,000
2019	3,673,000
2020	3,879,000
2021	3,973,000
Thereafter	24,027,000
Total	$39,462,000

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

15. Collaborative Agreements
MedImmune
On August 7, 2015, the Company entered into a license and collaboration agreement with MedImmune, the global biologics research and development arm of AstraZeneca. Under the agreement, MedImmune acquired exclusive rights to the Company's INO-3112 immunotherapy, renamed as MEDI0457, which targets cancers caused by human papillomavirus (HPV) types 16 and 18. MedImmune made an upfront payment of $27.5 million to the Company in September 2015 and has agreed to make additional future development, regulatory and commercial event-based payments totaling up to $700 million. MedImmune will fund all development costs associated with INO-3112 immunotherapy. The Company is entitled to receive up to mid-single to double-digit tiered royalties on INO-3112 product sales. Within the broader collaboration, the Company and MedImunne will attempt to develop up to two additional DNA-based cancer vaccine products not included in the Company's current product pipeline, which MedImmune will have the exclusive rights to develop and commercialize. The Company has assessed event-based payments under the authoritative guidance for research and development milestones and determined that none of the event-based payments represent a milestone under the milestone method of accounting.
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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is considered fixed and determinable and is not contingent upon the delivery of additional items or meeting other specified performance conditions. Based on the results of the Company's analysis, the $27.5 million up-front payment was allocated as follows: $15.0 million to the product license to INO-3112 and $12.5 million for the license to the research collaboration products and related research and developments services. The amount allocated to the license for INO-3112 was recognized as revenue under collaborative research and development arrangements during the year ended December 31, 2015 as this was determined to be earned upon the granting of the license and delivery of the related knowledge and data. The remaining amount related to the research collaboration products and related research and development services of $12.5 million was recognized as revenue under collaborative research and development arrangements during the quarter ended June 30, 2017, upon selection of the first research collaboration product candidate by MedImmune. The Company believes that no substantive value related to the research collaboration products license and research services was transferred to MedImmune prior to their selection of the first research collaboration product since there was no economic benefit from the research unless such product candidate was selected. Therefore, the Company believes the license for the research collaboration products was delivered and the research services were completed upon the selection of the product candidate by MedImmune in June 2017 (i.e. exercise of an option). The Company will recognize revenues associated with the product development services for INO-3112 as revenues under collaborative arrangements as the related services are performed and according to the relative selling price method of the allocable arrangement consideration. During the three and nine months ended September 30, 2017, the Company recognized revenues of $344,000 and $14.9 million from MedImmune, respectively. During the three and nine months ended September 30, 2016, the Company recognized revenues of $581,000 and $1.3 million from MedImmune, respectively. As of September 30, 2017, the Company had an accounts receivable balance of $501,000, related to the Agreement.
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
The Company identified the deliverables at the inception of the agreement. The Company determined that the license to the targets, the option right to license additional vaccines, research and development services, manufacturing and drug supply, and participation in the joint steering committee individually represent separate units of accounting because each deliverable has standalone value. The amount allocable to the delivered unit or units of accounting using the best estimated selling price is limited to the amount that is considered fixed and determinable and is not contingent upon the delivery of additional items or meeting other specified performance conditions. Based on the results of the Company's analysis, the $10.0 million up-front payment was allocated as follows: $8.4 million to the license to the targets, $1.5 million to the option right and $155,000 to the joint steering committee obligation. The amounts allocated to the licenses for the targets was recognized as revenue in 2013 as these were determined to be earned upon the granting of the license and delivery of the related knowledge and data. The Company recognized revenues associated with research and development services and manufacturing and drug supply as revenues under collaborative arrangements as the related services were performed and according to the relative selling price method of the allocable arrangement consideration. During the three and nine months ended September 30, 2017, the Company recognized revenues of $0 and $6.1 million from Roche, respectively. During the three and nine months ended September 30, 2016, the Company recognized revenues of $1.7 million and $4.7 million from Roche, respectively. During the quarter ended June 30, 2017, $2.1 million was recognized as revenue based on the satisfaction of a condition in the termination agreement during the period.
DARPA- Ebola
In April 2015, the Company received a grant from the Defense Advanced Research Projects Agency ("DARPA") to lead a collaborative team to develop multiple treatment and prevention approaches against Ebola. The consortium, led by the Company, is taking a multi-faceted approach to develop products to prevent and treat Ebola infection. The award covers pre-clinical development costs as well as good manufacturing practice, manufacturing costs and the Phase 1 clinical study costs. The funding period is over two years and covers a base award of $19.6 million and an option award of $24.6 million, which was exercised in September 2015. The development proposal includes a second option of $11.1 million to support additional product supply and clinical development activities. The options are contingent upon the successful completion of certain pre-clinical development milestones. During the three and nine months ended September 30, 2017, the Company recognized revenues of $1.4 million and $9.1 million, respectively, from DARPA related to the grant. During the three and nine months ended September 30, 2016, the Company recognized revenues of $9.4 million and $17.6 million, respectively, from DARPA related to the grant. As of September 30, 2017, the Company had a deferred revenue and accounts receivable balance of $245,000 and $5.7 million, respectively, related to the DARPA grant.

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
Our corporate strategy is to advance and protect our differentiated immunotherapy platform and use its unique capabilities to design and develop an array of cancer and infectious disease immunotherapy and vaccine products. We aim to advance products through to commercialization. We continue to leverage third-party resources through collaborations and partnerships, including product license agreements. Our partners and collaborators include or have included MedImmune, LLC, The Wistar Institute, University of Pennsylvania, GeneOne Life Science Inc., Regeneron Pharmaceuticals, Inc., Genentech, Inc., Plumbline Life Sciences, Inc., Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, National Institute of Allergy and Infectious Diseases (“NIAID”), United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), National Institutes of Health ("NIH"), HIV Vaccines Trial Network (“HVTN”),  and Defense Advanced Research Projects Agency (“DARPA”).
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
In February 2017, we announced that we entered into a collaboration and license agreement (the "ApolloBio License Agreement") providing ApolloBio Corporation with the exclusive right to develop and commercialize VGX-3100 within Greater China (China, Hong Kong, Macao, Taiwan). The ApolloBio License Agreement provides for potential inclusion of the Republic of Korea in the licensed territory three years following the effective date. Under the ApolloBio License Agreement, ApolloBio will fund all clinical development costs within the licensed territory, and will pay us up to $20.0 million based upon the achievement of specified regulatory milestones in the United States, China and Korea, and double-digit royalties on net sales of VGX-3100. Under a separate common stock purchase agreement (the "ApolloBio Equity Agreement"), ApolloBio has agreed to purchase shares of our common stock upon the satisfaction of specified closing conditions. The agreements are subject to the People’s Republic of China (PRC) regulatory and ApolloBio shareholder approvals, and will be deemed effective upon receiving such approvals.
Upon the ApolloBio License Agreement and the ApolloBio Equity Agreement being deemed effective, we will receive the following from ApolloBio:
• $15.0 million in upfront payments under the ApolloBio License Agreement; and
• up to $35.0 million under the ApolloBio Equity Agreement as payment for shares of our common stock at a price per share of $7.22, which price is subject to adjustment prior to the agreement becoming effective.
As of September 30, 2017, we had an accumulated deficit of $501.9 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

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

Results of Operations
Revenue. We had total revenue of $2.6 million and $33.4 million for the three and nine months ended September 30, 2017, respectively, as compared to $12.5 million and $26.9 million for the three and nine months ended September 30, 2016, respectively. Revenue primarily consists of revenue under collaborative research and development arrangements, grants and government contracts.
Revenue under collaborative research and development arrangements, including arrangements with affiliated entities, was $480,000 and $21.5 million for the three and nine months ended September 30, 2017, respectively, as compared to $2.9 million and $7.2 million for the three and nine months ended September 30, 2016, respectively. The decrease for the three-month period year over year was primarily due to no revenue recognized from Roche as collaborative activities were terminated in October 2016. In February 2017, we received full payment of $8.5 million from Roche for its past and future obligations associated with the termination of the Collaborative, License, and Option Agreement. The increase for the nine-month period year over year was primarily due to an increase in revenue recognized from MedImmune, as the up-front payment received in September 2015 and other deferred amounts totaling $13.8 million were recognized in June 2017 upon MedImmune’s selection of the first cancer research collaboration product candidate. The increase is also due to an increase in revenue recognized from Roche of $1.4 million, as all remaining revenue was recognized upon termination.
During the three and nine months ended September 30, 2017, we recorded grant and miscellaneous revenue, including arrangements with affiliated entities, of $2.2 million and $11.9 million, respectively, as compared to $9.6 million and $19.6 million for the three and nine months ended September 30, 2016, respectively. The decrease for the three-month period year over year was primarily due to a decrease in revenue recognized from our DARPA Ebola grant of $8.0 million, partially offset by an increase in revenue recognized from our two sub-contracts with Wistar totaling $480,000. The decrease for the nine-month period year over year was primarily due to a decrease in revenue recognized from our DARPA Ebola grant and DARPA sub-contract for the treatment of infectious diseases of $8.4 million and $1.4 million, respectively, partially offset by new revenue recognized from our two sub-contracts with Wistar totaling $2.2 million.
Research and development expenses. Research and development expenses for the three and nine months ended September 30, 2017 were $25.5 million and $73.9 million, respectively, as compared to $27.0 million and $64.8 million for the three and nine months ended September 30, 2016, respectively. The decrease for the three-month period year over year was primarily due to a decrease of $4.0 million in expenses related to our DARPA Ebola grant, offset by an increase of $2.4 million in expenses related to increased employee headcount to support clinical trials and partnerships, among other variances. The increase for the nine-month period year over year was primarily due to an increase of $7.7 million in employee headcount to support clinical trials and partnerships and an increase of $932,000 in non-cash stock-based compensation. These increases were offset by decreases of $2.6 million in expenses related to our DARPA Ebola grant and $2.4 million related to our VGX-3100 clinical trials, among other variances.
General and administrative expenses. General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, were $6.3 million and $20.3 million, for the three and nine months ended September 30, 2017, respectively, as compared to $5.8 million and $16.9 million for the three and nine months ended September 30, 2016, respectively. The increase for the three-month period year over year was primarily due to increases in expenses related to increased employee headcount, depreciation expense and non-cash stock-based compensation of $502,000, $226,000 and $208,000, respectively, among other variances. The increase for the nine-month period year over year was primarily due to increases in non-cash stock based compensation, employee headcount, rent expense and depreciation expense of $2.2 million, $1.3 million, $576,000 and $353,000, respectively. These increases were partially offset by a decrease in employee recruitment expenses of $354,000, among other variances.
Stock-based compensation. Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense for the three and nine months ended September 30, 2017 was $2.4 million and $10.1 million, respectively. Of these amounts, $1.2 million and $4.7 million were included in research and development expenses, respectively, and $1.2 million and $5.4 million were included in general and administrative expenses, respectively. Total employee and director stock-based compensation expense for the three and nine months ended September 30, 2016 was $2.1 million and $7.0 million, respectively. From these amounts, $1.1 million and $3.8 million were included in research and development expenses, respectively, and $1.0 million and $3.2 million were included in general and administrative expenses, respectively. The increase for the three and nine-month periods year over year was primarily due to increased headcount, which resulted in an increase in the number of employee stock options and restricted stock units granted.
Change in fair value of common stock warrants. The net change in fair value of common stock warrants for the three and nine months ended September 30, 2017 was $423,000 and $227,000, respectively, as compared to $3,000 and $(517,000) for the three and nine months ended September 30, 2016, respectively. The variance is primarily due to the revaluation of the registered common stock warrants we issued in March 2013. We revalue these warrants at each balance sheet date to fair value. If unexercised, the remaining warrants will expire in September 2018.
Gain (loss) from investment in affiliated entity. The gain (loss) is a result of the change in the fair market value of the investment in GeneOne for the three and nine months ended September 30, 2017.
Gain on sale of assets. The gain on sale of assets for the nine months ended September 30, 2016 is related to the May 2014 sale of animal health assets to Plumbline Life Sciences, Inc. ("PLS"). The gain is related to the cash received related to the sale in May 2016 (See Note 13 to our financial statements included in this report).

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

Working Capital and Liquidity
As of September 30, 2017, we had cash and short-term investments of $141.9 million and working capital of $121.2 million, as compared to $104.8 million and $80.8 million, respectively, as of December 31, 2016. The increase in cash and short-term investments during the nine months ended September 30, 2017 was primarily due to proceeds from our July 2017 public offering of common stock, as well as sales of common stock under our ATM sales agreement during the period, partially offset by expenditures related to our research and development activities, clinical trials and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.

Cash Flows
Net cash used in operating activities was $49.3 million and $47.7 million for the nine months ended September 30, 2017 and 2016, respectively. Net cash used in operating activities for the nine months ended September 30, 2017 consisted of net loss of ($66.7) million less changes in net operating assets and liabilities of ($5.6) million, partially offset by net non-cash adjustments of $23.0 million. The primary non-cash expenses added back to net loss included stock-based compensation of $10.4 million, depreciation and amortization of $3.0 million and loss on investment in affiliated entity of $7.3 million.
Net cash used in operating activities for the nine months ended September 30, 2016 consisted of net loss of ($47.5) million less changes in net operating assets and liabilities of ($3.5) million, partially offset by net non-cash adjustments of $3.4 million. The primary non-cash income (expense) added back to net loss included gain on investment in affiliated entity of $5.8 million and gain on sale of intangible assets of $1.0 million, offset by stock-based compensation of $7.4 million and depreciation and amortization of $2.3 million.
Net cash (used in) provided by investing activities was $(42.4) million and $6.4 million for the nine months ended September 30, 2017 and 2016, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Net cash provided by financing activities was $95.8 million and $6.9 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in cash provided from financing activities was primarily due to proceeds from the July 2017 financing and the sale of common stock under our Sales Agreement during the period.
In July 2017, we closed an underwritten public offering of 12,500,000 shares of our common stock at a public offering price of $6.00 per share. The net proceeds, after deducting the underwriters' discounts and commissions and other offering expenses payable by us, were $70.1 million.
In June 2016, we entered into an at-the-market, or ATM, sales agreement with an outside placement agent (the “Placement Agent”) to sell shares of our common stock with aggregate gross proceeds of up to $50.0 million from time to time, through an ATM equity offering program under which the Placement Agent will act as sales agent. During the nine months ended September 30, 2017, we sold 2,937,406 shares of common stock under the ATM sales agreement for net proceeds of $24.2 million.
During the nine months ended September 30, 2017, stock options to purchase 451,996 shares of common stock were exercised for net proceeds to us of $1.5 million. During the nine months ended September 30, 2016, stock options to purchase 625,925 shares of common stock were exercised for net proceeds to us of $1.6 million.
As of September 30, 2017, we had an accumulated deficit of $501.9 million. We have operated at a loss since 1994, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that our current cash and short-term investments are sufficient to meet planned working capital requirements for at least the next twelve months from the date of this report.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets, and the recent fluctuations in interest rates and availability of funding in the credit markets primarily impact the performance of our investments. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments at September 30, 2017, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the nine months ended September 30, 2017, have been made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investments in GeneOne and PLS which are denominated in South Korean Won. We do not have any foreign currency hedging instruments in place.
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
Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2017 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced significant operating losses to date; as of September 30, 2017 our accumulated deficit was approximately $501.9 million. We have generated limited revenues, primarily consisting of license and grant revenue, and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.
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
We have entered into the ApolloBio Equity Agreement to sell up to $35.0 million of our common stock to ApolloBio. If the closing conditions under the ApolloBio Equity Agreement are satisfied, the resulting sale of shares of our common stock thereunder will result in immediate dilution to the holders of shares of our common stock. If this transaction is consummated at a time when the price of our common stock is greater than the price per share at which ApolloBio may purchase shares, the existing holders of shares of our common stock could experience additional dilution. In addition, any sales of shares of common stock by ApolloBio could cause the market price of our common stock to decline.

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

Satisfaction of the closing conditions for the ApolloBio Collaboration Agreement and the ApolloBio Equity Agreement requires ApolloBio shareholder approval and currency and regulatory approvals in China. Although ApolloBio has submitted much of the required information to the relevant regulatory bodies, it has not yet received currency or regulatory approval, nor has it attained shareholder approval for the transactions. If ApolloBio is not able to secure such shareholder or currency and regulatory approvals, the transactions contemplated by the ApolloBio Collaboration Agreement and the ApolloBio Equity Agreement will not be consummated, in which case, we will not be entitled to receive the $15.0 million in upfront payments or the up to $20.0 million in milestone payments under the ApolloBio Collaboration Agreement or the up to $35.0 million in proceeds from the sale of our common stock under the ApolloBio Equity Agreement. The failure to receive such payments could harm our business prospects or require us to raise additional capital through other means. Additionally, if the closing conditions for the ApolloBio Collaboration Agreement and the ApolloBio Equity Agreement are not satisfied, we may not be able to market VGX-3100 in China, Hong Kong, Macau, Taiwan or Korea without finding a new licensing partner, which may be costly and time-consuming.

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

Inovio Pharmaceuticals, Inc.

Date:	November 8, 2017	By	/s/ J. JOSEPH KIM
J. Joseph Kim President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 8, 2017	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)