Form 10-Q
period 2018-03-31
INOVIO PHARMACEUTICALS, INC.
filed 2018-05-09
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 90,962,081 as of May 4, 2018.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2018

Part I. Financial Information

Item 1.    Financial Statements
INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,508,863	$23,786,579
Short-term investments	75,259,889	103,638,844
Accounts receivable	5,147,851	6,003,205
Accounts receivable from affiliated entities	2,242,569	486,619
Prepaid expenses and other current assets	2,002,015	2,600,906
Prepaid expenses and other current assets from affiliated entities	1,674,981	1,846,007
Total current assets	123,836,168	138,362,160
Fixed assets, net	17,486,103	18,320,176
Investment in affiliated entity - GeneOne	10,467,711	9,069,401
Investment in affiliated entity - PLS	3,307,192	2,325,079
Intangible assets, net	5,605,667	6,009,729
Goodwill	10,513,371	10,513,371
Other assets	2,448,628	2,639,354
Total assets	$173,664,840	$187,239,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,825,207	$23,278,798
Accounts payable and accrued expenses due to affiliated entities	1,298,741	926,943
Accrued clinical trial expenses	8,428,881	8,611,892
Common stock warrants	488,636	360,795
Deferred revenue	24,088,288	1,175,353
Deferred revenue from affiliated entities	56,167	174,110
Deferred rent	928,098	877,535
Other liabilities	261,325	—
Total current liabilities	51,375,343	35,405,426
Deferred revenue, net of current portion	203,322	215,853
Deferred rent, net of current portion	8,966,846	9,104,416
Deferred tax liabilities	24,766	24,766
Total liabilities	60,570,277	44,750,461
Stockholders’ equity:
Preferred stock	—	—
Common stock	90,705	90,358
Additional paid-in capital	668,844,504	665,775,504
Accumulated deficit	(555,475,779)	(523,356,317)
Accumulated other comprehensive loss	(461,136)	(117,005)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	112,998,294	142,392,540
Non-controlling interest	96,269	96,269
Total stockholders’ equity	113,094,563	142,488,809
Total liabilities and stockholders’ equity	$173,664,840	$187,239,270
See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Revenue under collaborative research and development arrangements	$1,289,046	$4,288,586
Revenue under collaborative research and development arrangements with affiliated entities	148,008	233,330
Grants and miscellaneous revenue	92,590	5,240,233
Grants and miscellaneous revenue from affiliated entity	—	614,036
Total revenues	1,529,644	10,376,185
Operating expenses:
Research and development	24,577,751	24,542,504
General and administrative	9,698,015	7,767,589
Total operating expenses	34,275,766	32,310,093
Loss from operations	(32,746,122)	(21,933,908)
Other income (expense):
Interest and other income, net	312,523	340,341
Change in fair value of common stock warrants	(127,841)	116,477
Gain (loss) on investment in affiliated entities	2,380,423	(1,608,817)
Net loss before provision for income taxes	(30,181,017)	(23,085,907)
Provision for income taxes	(2,169,811)	—
Net loss	$(32,350,828)	$(23,085,907)
Net loss per share
Basic	$(0.36)	$(0.31)
Diluted	$(0.36)	$(0.31)
Weighted average number of common shares outstanding
Basic	90,451,791	74,152,609
Diluted	90,451,791	74,300,884

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(32,350,828)	$(23,085,907)
Other comprehensive income (loss):
Unrealized loss on investment in affiliated entity	—	(749,961)
Unrealized gain (loss) on short-term investments	(112,765)	203,540
Comprehensive loss	$(32,463,593)	$(23,632,328)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(32,350,828)	$(23,085,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	897,709	522,298
Amortization of intangible assets	404,062	406,299
Change in value of common stock warrants	127,841	(116,477)
Stock-based compensation	3,575,750	5,372,797
Amortization of premiums on investments	55,522	69,004
Loss on short-term investments	253,316	51,706
Deferred rent	(87,007)	1,208,085
Loss (gain) on equity investment in affiliated entities	(2,380,423)	1,608,817
Changes in operating assets and liabilities:
Accounts receivable	855,354	5,956,611
Accounts receivable from affiliated entity	(1,755,950)	(484,550)
Prepaid expenses and other current assets	598,891	(2,457,068)
Prepaid expenses and other current assets from affiliated entity	171,026	(304,345)
Other assets	190,726	587,993
Accounts payable and accrued expenses	(6,363,762)	(5,643,054)
Accrued clinical trial expenses	(183,011)	(458,516)
Accounts payable and accrued expenses due to affiliated entity	371,798	(543,410)
Deferred revenue	22,900,404	2,207,277
Deferred revenue from affiliated entity	(117,943)	(125,000)
Other liabilities	261,325	—
Net cash used in operating activities	(12,575,200)	(15,227,440)
Cash flows from investing activities:
Purchases of investments	(9,568,082)	(5,925,232)
Maturities of investments	37,525,434	24,882,273
Purchases of capital assets	(1,153,465)	(789,257)
Net cash provided by investing activities	26,803,887	18,167,784
Cash flows from financing activities:
Proceeds (payments) for stock option and warrant exercises, net of tax payments	(506,403)	826,437
Net cash (used in) provided by financing activities	(506,403)	826,437
Increase in cash and cash equivalents	13,722,284	3,766,781
Cash and cash equivalents, beginning of period	23,786,579	19,136,472
Cash and cash equivalents, end of period	$37,508,863	$22,903,253

Supplemental disclosure of non-cash activities
Change in amounts accrued for purchases of property and equipment	$164,288	$511,052
See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Operations
Inovio Pharmaceuticals, Inc. (the “Company” or “Inovio”), a clinical stage biopharmaceutical company, develops active SynCon® DNA immunotherapies and vaccines focused on preventing and treating cancers and infectious diseases. Inovio’s DNA-based immunotherapies, in combination with its proprietary CELLECTRA® delivery devices, are intended to generate optimal antigen production in vivo, in particular functional CD8+ killer T cell and antibody responses, to fight target diseases. Inovio’s synthetic products are based on its SynCon® immunotherapy design. The Company and its collaborators are currently conducting or planning clinical programs of its proprietary SynCon® immunotherapies for HPV-caused pre-cancers and cancers; prostate, breast, lung and pancreatic cancers; hepatitis B virus ("HBV"); HIV; Ebola; Middle East Respiratory Syndrome ("MERS"); and Zika virus.
The Company's partners and collaborators include MedImmune, LLC, The Wistar Institute, University of Pennsylvania, GeneOne Life Science Inc. ("GeneOne"), ApolloBio Corporation, Regeneron Pharmaceuticals, Inc., Genentech, Inc., Plumbline Life Sciences, Inc., Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, National Institute of Allergy and Infectious Diseases (“NIAID”), United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), National Institutes of Health ("NIH"), HIV Vaccines Trial Network (“HVTN”), Defense Advanced Research Projects Agency (“DARPA”), Parker Institute for Cancer Immunotherapy, and Coalition for Epidemic Preparedness Innovations (“CEPI”).
Inovio was incorporated in Delaware in June 2001 and has its principal executive offices in Plymouth Meeting, Pennsylvania.

2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of March 31, 2018 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2018 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2018. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events after the balance sheet date of March 31, 2018 through the date it filed these unaudited condensed consolidated financial statements with the SEC.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Critical Accounting Policies
Revenue Recognition
Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method which consisted of applying and recognizing the cumulative effect of Topic 606 at the date of initial application. Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“Topic 605”), including most industry-specific revenue recognition guidance throughout the Industry Topics of the ASC. All periods prior to the adoption date of Topic 606 have not been restated to reflect the impact of the adoption of Topic 606, but continue to be accounted for and presented under Topic 605.

The following paragraphs in this section describe the Company's revenue recognition accounting policies under Topic 606 upon adoption on January 1, 2018. Refer to Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for revenue recognition accounting policies under Topic 605.
The Company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligations. At contract inception, the Company will assess the goods or services agreed upon within each contract and assess whether each good or service is distinct and determine those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
Collaborative Arrangements
The Company enters into collaborative arrangements with partners that typically include payment of one or more of the following: (i) license fees; (ii) milestone payments related to the achievement of developmental, regulatory, or commercial goals; and (iii) royalties on net sales of licensed products. Where a portion of non-refundable, up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied.
As part of the accounting for these arrangements, the Company must develop estimates and assumptions that require judgment of management to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligation. The stand-alone selling price may include items such as forecasted revenues, development timelines, discount rates and probabilities of technical and regulatory success. The Company evaluates each performance obligation to determine if it can be satisfied at a point in time or over time. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.
License Fees
If a license to intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company will recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company will utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
Milestone Payments
At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company's or its collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achieving such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration or other revenues and earnings in the period of adjustment.
Royalties
For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its collaborative arrangements.

Under certain collaborative arrangements, the Company has been reimbursed for a portion of its research and development ("R&D") expenses, including costs of drug supplies. When these R&D services are performed under a reimbursement or cost sharing model with its collaboration partner, the Company records these reimbursements as a reduction of R&D expense in its condensed consolidated statements of operations.
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
Historically, the Company has recorded patents at cost and amortized these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent cost consists of the consideration paid for patents and related legal costs. Effective as of the acquisition of VGX Pharmaceuticals, Inc. ("VGX") in 2009, all new patent costs are expensed as incurred, with patent costs capitalized as of that date continuing to be amortized over the expected life of the patent. License costs are recorded based on the fair value of consideration paid and are amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement to the extent the license has an alternative future use. As of March 31, 2018 and December 31, 2017, the Company’s intangible assets resulting from the acquisition of VGX, as well as the acquisitions of two other companies, Inovio AS and Bioject Medical Technologies, Inc. ("Bioject"), and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $5.6 million and $6.0 million, respectively.
The determination of the value of intangible assets requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company assesses potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company’s judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of its acquired businesses, market conditions and other factors. If impairment is indicated, the Company will reduce the carrying value of the intangible asset to fair value. While current and historical operating and cash flow losses are potential indicators of impairment, the Company believes the future cash flows to be received from its intangible assets will exceed the intangible assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through March 31, 2018.
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
Although there are inherent uncertainties in this assessment process, the estimates and assumptions the Company is using are consistent with its internal planning. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment charge on all or a portion of its goodwill and intangible assets. Furthermore, the Company cannot predict the occurrence of future impairment triggering events nor the impact such events might have on its reported asset values. Future events could cause the Company to conclude that impairment indicators exist and that goodwill or other intangible assets associated with its acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on the Company’s results of operations. See Note 9 for further discussion of the Company’s goodwill and intangible assets.
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
4. Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. The Company consolidates its wholly-owned subsidiaries Genetronics, Inc., VGX and GENEOS Therapeutics, Inc., and records a non-controlling interest for the 15% of VGX Animal Health, Inc., a subsidiary of VGX, that it did not own as of March 31, 2018 and December 31, 2017. All intercompany accounts and transactions have been eliminated upon consolidation.
5. Impact of Recently Issued Accounting Standards
The recent accounting pronouncements below may have a significant effect on the Company's financial statements. Recent accounting pronouncements that are not anticipated to have an impact on or are unrelated to the Company's financial condition, results of operations, or related disclosures are not discussed.
ASU No. 2014-09. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("Topic 606”), which amended the existing accounting standards for revenue recognition, outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The amended guidance defines a five-step approach for recognizing revenue, which will require a company to use more judgment and make more estimates than under the current guidance. The Company adopted this new standard effective January 1, 2018, using the modified retrospective transition method. The impact of adoption of Topic 606 on the Company's existing agreements was as follows:
Collaboration Agreement with MedImmune
The Company has determined that no cumulative catch-up adjustment was required.
Grant Agreements
The Company has determined that as of January 1, 2018, accounting for the Company’s various grant agreements falls under the contributions guidance under Subtopic 958-605, Not-for-Profit Entities-Revenue Recognition, which is outside the scope of Topic 606, as the government agencies granting the Company funds are not receiving reciprocal value for their contributions. Beginning on January 1, 2018, all contributions received from current grant agreements have been recorded as a contra-expense as opposed to revenue on the consolidated statement of operations. For the three months ended March 31, 2018, $2.2 million was recorded as contra-research and development expense which previously would have been recorded as grant revenue.
The following table illustrates the impact that adopting Topic 606 has had on our reported results in the condensed consolidated statement of operations.

	Balances Without Adoption of Topic 606 at March 31, 2018	Impact of Adopting Topic 606	As reported at March 31, 2018
Revenues:
Revenue under collaborative research and development arrangements	$1,289,046	$—	$1,289,046
Revenue under collaborative research and development arrangements with affiliated entities	148,008	—	148,008
Grants and miscellaneous revenue	1,850,341	(1,757,751)	92,590
Grants and miscellaneous revenue from affiliated entity	464,400	(464,400)	—
Total revenues	3,751,795	(2,222,151)	1,529,644
Operating expenses:
Research and development	22,355,600	(2,222,151)	24,577,751
General and administrative	9,698,015	—	9,698,015
Total operating expenses	$32,053,615	$(2,222,151)	$34,275,766

ASU No. 2016-01. In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amended guidance requires the Company to measure and record equity investments, except those accounted for under the equity method of accounting that have a readily determinable fair value, at fair value and for the Company to recognize the changes in fair value in its consolidated statements of operations, instead of recognizing unrealized gains and losses through accumulated other comprehensive income (loss), as done under the previous guidance. The amended guidance also changes several disclosure requirements for financial instruments, including the methods and significant assumptions used to estimate fair value. The standard was effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company adopted this guidance on January 1, 2018 and recorded a $231,366 cumulative effect adjustment to reclassify the cumulative unrealized gain, net of tax effect, from its investment in Plumbline Life Sciences, Inc. ("PLS") from accumulated other comprehensive loss to accumulated deficit. After the adoption of ASU No. 2016-01, the Company recorded a gain on investment in affiliated entity related to PLS of $982,000 on the condensed consolidated statement of operations for the three months ended March 31, 2018.
The cumulative effect of the changes made to the Company's condensed consolidated balance sheet as of January 1, 2018 for the adoption of ASU No. 2016-01 are included in the table below:

Equity:	Balance at December 31, 2017	Adjustments due to ASU No. 2016-01	Balance at January 1, 2018
Accumulated deficit	$(523,356,317)	$231,366	$(523,124,951)
Accumulated other comprehensive loss	$(117,005)	$(231,366)	$(348,371)

ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU will be effective for the Company beginning January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures. The Company currently has three operating leases for its office and laboratory spaces in San Diego, California and Plymouth Meeting, Pennsylvania that are expected to be impacted by the standard and result in the present value of the future lease payment presented as right-to-use assets with a corresponding lease liability at the date of adoption.

6. Revenue Recognition
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 605.
For additional details about Topic 606, refer to Note 3 above.
The following table summarizes changes in the Company’s contract assets and liabilities for the three months ended March 31, 2018:

	Balance at January 1, 2018	Additions	Deductions	Balance at March 31, 2018
Contract assets
Accounts receivable from MedImmune	$1,693,530	$1,339,961	$(3,750)	$3,029,741
Contract liabilities
Deferred revenue - MedImmune	1,145,500	582,500	(531,583)	1,196,417
Deferred revenue - ApolloBio	—	23,000,000	—	23,000,000
Deferred revenue - Other	$271,894	$—	$(120,534)	$151,360

During the three months ended March 31, 2018, the Company recognized total revenue under collaborative research and development and other agreements of $1.3 million from Medimmune, $118,000 from its affiliated entity GeneOne Life Science Inc. ("GeneOne") and $123,000 from various other contracts. Of the total revenue recognized during the three months ended March 31, 2018, $652,000 was in deferred revenue as of December 31, 2017. All revenues recognized during the three months ended March 31, 2018 are attributed to the United States.

7. Investments
Investments at March 31, 2018 and December 31, 2017 consisted of mutual funds, United States corporate debt securities and an equity investment in the Company's affiliated entity PLS. Investments are recorded at fair value, based on current market valuations. After the adoption of ASU No. 2016-01 on January 1, 2018, unrealized gains and losses on the Company's equity securities are reported in the condensed consolidated statement of operations as non-operating other income (expense). Unrealized gains and losses on the Company's debt securities will continue to be excluded from earnings and are reported as a separate component of other comprehensive loss until realized. Realized gains and losses are included in non-operating other income (expense) on the condensed consolidated statement of operations and are derived using the specific identification method for determining the cost of the securities sold. During the three months ended March 31, 2018 and 2017, $253,000 and $52,000 of net realized loss on investments was recorded, respectively. The Company assessed each of its investments on an individual basis to determine if any decline in fair value was other-than-temporary. Interest and dividends on investments classified as available-for-sale are included in interest and other income, net, in the condensed consolidated statements of operations. As of March 31, 2018, the Company had 28 available-for-sale securities in a gross unrealized loss position, of which 3 with an aggregate total unrealized loss of $28,000 were in such position for longer than 12 months.
The following is a summary of available-for-sale securities as of March 31, 2018 and December 31, 2017:

		As of March 31, 2018
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$54,509,756	$—	$(306,308)	$54,203,448
US corporate debt securities	Less than 2	21,211,005	—	(154,564)	21,056,441
Investment in affiliated entity (PLS)	---	—	3,307,192	—	3,307,192
Total investments		$75,720,761	$3,307,192	$(460,872)	$78,567,081

		As of December 31, 2017
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$68,776,165	$42,097	$(252,373)	$68,565,889
US corporate debt securities	Less than 2	35,210,121	3,032	(140,198)	35,072,955
Investment in affiliated entity (PLS)	---	—	2,325,079	—	2,325,079
Total investments		$103,986,286	$2,370,208	$(392,571)	$105,963,923

8. Marketable Securities and Fair Value Measurements
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the three months ended March 31, 2018 or 2017.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, and are determined using the following inputs as of March 31, 2018:

	Fair Value Measurements at
	March 31, 2018
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$1,590,607	$1,590,607	$—	$—
Mutual funds	54,203,448	—	54,203,448	—
US corporate debt securities	21,056,441	—	21,056,441	—
Investment in affiliated entities	13,774,903	13,774,903	—	—
Total Assets	$90,625,399	$15,365,510	$75,259,889	$—
Liabilities:
Common stock warrants	$488,636	$—	$—	488,636
Total Liabilities	$488,636	$—	$—	$488,636

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, and are determined using the following inputs as of December 31, 2017:

	Fair Value Measurements at
	December 31, 2017
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$9,843,482	$9,843,482	$—	$—
Mutual funds	68,565,889	—	68,565,889	—
US corporate debt securities	35,072,955	—	35,072,955	—
Investment in affiliated entities	11,394,480	11,394,480	—	—
Total Assets	$124,876,806	$21,237,962	$103,638,844	$—
Liabilities:
Common stock warrants	$360,795	$—	$—	$360,795
Total Liabilities	$360,795	$—	$—	$360,795

Level 1 assets at March 31, 2018 consisted of money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investments in GeneOne and PLS. The Company accounts for its investment in 1,644,155 common shares of GeneOne based on the closing price of the shares on the Korean Stock Exchange on the applicable balance sheet date. The Company accounts for its investment in 395,758 common shares of PLS as an equity investment with a fair value based on the closing price of the shares on the Korea New Exchange (KONEX) Market on the applicable balance sheet date. The Company elected the fair value option in conjunction with the investment in GeneOne at the inception of the investment; therefore, changes in the fair value of the investment are reflected as other income (expense) in the condensed consolidated statements of operations. The Company did not elect the fair value option for the investment in PLS at the inception of the investment, but rather recorded the investment under the equity method until its ownership interest dropped below 20% in June 2015 and, accordingly, began recording the investment under the cost method using the carryover basis from the equity method of zero. Once shares of PLS began trading on the KONEX, the Company classified the investment as available-for-sale and began recording the investment at fair value. After the adoption of ASU No. 2016-01 on January 1, 2018, unrealized gains and losses on the Company's equity securities are reported in the condensed consolidated statement of operations as a gain (loss) on investment in affiliated entities, as discussed in Note 5.
Level 2 assets at March 31, 2018 consisted of US corporate debt securities and mutual funds held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of March 31, 2018.

Level 3 liabilities at March 31, 2018 consisted of common stock warrant liabilities associated with warrants to purchase the Company's common stock issued in March 2013. If unexercised, the warrants will expire in September 2018. During the three months ended March 31, 2018 and 2017, none of these warrants were exercised.
As of March 31, 2018, the Company had a $489,000 common stock warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. The assumptions used to estimate the fair value of common stock warrants at March 31, 2018 are presented below:

Risk-free interest rate	1.93%
Expected volatility	65%
Expected life in years	0.45
Dividend yield	—
Changes in these assumptions as well as fluctuations in the Company's stock price on the valuation date can have a significant impact on the fair value of the common stock warrant liability. As a result of these calculations, the Company recorded an increase (decrease) in fair value of $128,000 and $(116,000) for the three months ended March 31, 2018 and 2017, respectively. The change in fair value of common stock warrants is reflected in the Company's condensed consolidated statements of operations.
The following table presents the changes in fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2018:

Balance at December 31, 2017	$360,795
Increase attributable to change in fair value of common stock warrants	127,841
Balance at March 31, 2018	$488,636

9. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		March 31, 2018			December 31, 2017
	Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite lived:
Goodwill(a)		$10,513,371	$—	$10,513,371	$10,513,371	$—	$10,513,371
Definite lived:
Patents	8 – 17	5,802,528	(5,696,775)	105,753	5,802,528	(5,681,673)	120,855
Licenses	8 – 17	1,323,761	(1,197,796)	125,965	1,323,761	(1,190,609)	133,152
CELLECTRA®(b)	5 – 11	8,106,270	(7,358,878)	747,392	8,106,270	(7,252,108)	854,162
GHRH(b)	11	335,314	(279,868)	55,446	335,314	(271,948)	63,366
Bioject(c)	2 – 15	5,100,000	(1,616,389)	3,483,611	5,100,000	(1,405,556)	3,694,444
Other(d)	18	4,050,000	(2,962,500)	1,087,500	4,050,000	(2,906,250)	1,143,750
Total intangible assets		24,717,873	(19,112,206)	5,605,667	24,717,873	(18,708,144)	6,009,729
Total goodwill and intangible assets		$35,231,244	$(19,112,206)	$16,119,038	$35,231,244	$(18,708,144)	$16,523,100

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
Aggregate amortization expense on intangible assets for the three months ended March 31, 2018 and 2017 was $404,000 and $406,000, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $846,000 for the remainder of fiscal year 2018, $1.1 million for 2019, $547,000 for 2020, $520,000 for 2021, $493,000 for 2022 and $2.1 million for 2023 and subsequent years combined.

10. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of March 31, 2018 and December 31, 2017:

			Outstanding as of
	Authorized	Issued	March 31, 2018	December 31, 2017
Common Stock, par value $0.001 per share	600,000,000	90,704,931	90,704,931	90,357,644
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	23	23
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
There were no sales of common stock under the Sales Agreement during the three months ended March 31, 2018. As of March 31, 2018, the Company has sold an aggregate of 3,596,154 shares of common stock under the Sales Agreement for net proceeds of $30.5 million. Accordingly, the Company may sell up to an additional $18.9 million in shares of its common stock under the Sales Agreement. The registration statement that registered with the SEC the shares that may be sold under the Sales Agreement expires on June 5, 2018.
Warrants
The Company accounts for registered common stock warrants issued in March 2013 under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. The Company classifies registered warrants on the condensed consolidated balance sheet as a current liability which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The Company uses the Black-Scholes pricing model to value the registered warrants. The Company develops its estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. Changes in the fair market value of the warrants are reflected in the condensed consolidated statement of operations as change in fair value of common stock warrants.
The following table summarizes the warrants outstanding as of March 31, 2018 and December 31, 2017:

			As of March 31, 2018		As of December 31, 2017
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants Outstanding	Common Stock Warrant Liability	Number of Warrants Outstanding	Common Stock Warrant Liability
March 2013 financing	$3.17	September 12, 2018	284,091	$488,636	284,091	$360,795
Total			284,091	$488,636	284,091	$360,795
Stock Options
The Company has a stock-based incentive plan, the 2016 Omnibus Incentive Plan (the "2016 Incentive Plan"), pursuant to which the Company may grant stock options, restricted stock awards, restricted stock units and other stock-based awards or short-term cash incentive awards to employees, directors and consultants.
The 2016 Incentive Plan was approved by the Company's stockholders on May 13, 2016. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2016 Incentive Plan may not exceed 6,000,000 shares, provided that commencing with the first business day of each calendar year beginning January 1, 2018, such maximum number of shares shall be increased by 2,000,000 shares of common stock unless the Board determines, prior to January 1 for any such calendar year, to increase such maximum amount by a fewer number of shares or not to increase the maximum amount at all for such year. On January 1, 2018, the maximum number of shares to be issued was increased by 2,000,000. At March 31, 2018, there were 8,000,000 shares of common stock reserved for issuance upon exercise of incentive awards granted and to be granted at future dates under the 2016 Incentive Plan. At March 31, 2018, the Company had 3,044,097 shares of common stock available for future grant under the 2016 Incentive Plan, 1,576,224 shares underlying outstanding but unvested restricted stock units and options outstanding to purchase 3,078,555 shares of common stock under the 2016 Incentive Plan. The awards granted and available for future grant under the 2016 Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The 2016 Incentive Plan terminates by its terms on March 9, 2026.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At March 31, 2018, the Company had 215,662 shares underlying outstanding but unvested restricted stock units and options outstanding to purchase 6,197,484 shares of common stock under the 2007 Incentive Plan. The awards granted under the 2007 Incentive Plan generally vest over three years and have a maximum contractual term of ten years.
At March 31, 2018, the Company had options outstanding to purchase 191,438 shares of common stock under the VGX Equity Compensation Plan. The options under this plan were assumed in connection with the acquisition of VGX. The terms and conditions of the options outstanding under this plan remain unchanged.

11. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted net loss per share is calculated in accordance with the treasury stock method and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options, warrants or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method.
The following tables reconcile the components of the numerator and denominator included in the calculations of diluted net loss per share:

	Three Months Ended March 31,
	2018	2017
Numerator
Net loss	$(32,350,828)	$(23,085,907)
Adjustment for decrease in fair value of warrant liability	—	(116,477)
Numerator for use in diluted net loss per share	$(32,350,828)	$(23,202,384)

Denominator
Weighted average number of common shares outstanding	90,451,791	74,152,609
Effect of dilutive potential common shares	—	148,275
Denominator for use in diluted net loss per share	90,451,791	74,300,884

Net loss per share, diluted	$(0.36)	$(0.31)

The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect for the three months ended March 31, 2018 and 2017:

Common Stock Equivalents	2018	2017
Options to purchase common stock	9,467,477	7,841,669
Warrants to purchase common stock	284,091	—
Restricted stock units	1,791,886	1,376,893
Convertible preferred stock	8,456	8,456
Total	11,551,910	9,227,018

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
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.72%	2.24%
Expected volatility	72%	73%
Expected life in years	6.2	6.0
Dividend yield	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 was $3.4 million and $5.2 million, respectively, of which $2.1 million and $2.2 million were included in research and development expenses, respectively, and $1.3 million and $3.0 million were included in general and administrative expenses, respectively.
At March 31, 2018, there was $8.7 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.2 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $2.84 and $4.38 for employee and director stock options granted during the three months ended March 31, 2018 and 2017, respectively.
At March 31, 2018, there was $4.4 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.7 years.
The weighted average grant date fair value per share was $4.29 and $6.68 for restricted stock units granted during the three months ended March 31, 2018 and 2017, respectively.
The fair value of options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation expense for options and restricted stock units granted to non-employees for the three months ended March 31, 2018 and 2017 was $140,000 and $131,000, respectively.

13. Related Party Transactions
GeneOne Life Sciences
The Company owns 1,644,155 shares of common stock in GeneOne as of March 31, 2018; one of the Company's directors, Dr. David B. Weiner, acts as a consultant to GeneOne.
In 2010, the Company entered into a collaboration and license agreement (the “GeneOne Agreement”) with GeneOne. Under the GeneOne Agreement, the Company granted GeneOne an exclusive license to the Company's SynCon® universal influenza vaccine delivered with electroporation to be developed in certain countries in Asia (the “Product”). As consideration for the license granted to GeneOne, the Company received an upfront payment of $3.0 million, and is entitled to receive research support, annual license maintenance fees and royalties on net Product sales. The GeneOne Agreement also provides the Company with exclusive rights to supply devices for clinical and commercial purposes (including single use components) to GeneOne for use in the Product. The term of the GeneOne Agreement commenced upon execution and will extend on a country by country basis until the last to expire of all Royalty Periods for the territory (as such term is defined in the GeneOne Agreement) for any Product in that country, unless the GeneOne Agreement is terminated earlier in accordance with its provisions as a result of breach, by mutual agreement, or by GeneOne's right to terminate without cause upon prior written notice.
In 2011, the Company entered into a collaborative development and license agreement (the “Hep Agreement”) with GeneOne. Under the Hep Agreement, as originally executed, the Company and GeneOne agreed to co-develop the Company’s SynCon® therapeutic vaccines for hepatitis B and C infections (the “Hep Products”). Under the terms of the Hep Agreement, GeneOne will receive marketing rights for the Products in Asia, excluding Japan, and in return will fully fund IND-enabling and initial Phase 1 and 2 clinical studies with respect to the Hep Products. The Company will receive from GeneOne payments based on the achievement of clinical milestones and royalties based on sales of the Hep Products in the licensed territories, retaining all commercial rights to the Hep Products in all other territories. In 2013, the Company amended the Hep Agreement to grant back to the Company the SynCon® therapeutic vaccines targeting hepatitis B, along with all associated rights, from the collaboration in return for certain remuneration including a percentage of license fees. In 2013, the Company further amended the Hep Agreement to in part provide exclusive patent rights to IL-28 technology for use with the Hep Products in Asia, excluding Japan. The Hep Agreement shall terminate upon the later of the expiration or abandonment of the last patent that is a component of the rights or 20 years after the effective date.
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
In January 2016, the Company and GeneOne amended the Collaborative Development Agreement for MERS to expand the agreement to test and advance the Company's DNA-based vaccine for preventing and treating Zika virus. GeneOne will be responsible for funding all preclinical and clinical studies through Phase 1.  In return, GeneOne will receive up to a 35% milestone-based ownership interest in the Zika immunotherapy upon achievement of the last milestone event of the completion of the Phase 1 safety and immunogenicity study. All other agreement terms remain the same.
In December 2017, the Company completed the sale of certain assets related to its compound VGX-1027 to GeneOne for a purchase price of $1.0 million.
Revenue recognized from GeneOne consisted of licensing and other fees from the influenza and Zika collaborations. For the three months ended March 31, 2018 and 2017, the Company recognized revenue from GeneOne of $118,000 and $167,000, respectively.
Operating expenses recorded from transactions with GeneOne relate primarily to biologics manufacturing. Operating expenses from GeneOne for the three months ended March 31, 2018 and 2017 were $1.7 million and $428,000, respectively.
At March 31, 2018 and December 31, 2017, the Company had an accounts payable and accrued liability balance of $710,000 and $107,000, respectively, related to GeneOne and its subsidiaries. At March 31, 2018 and December 31, 2017, $347,000 and $331,000, respectively, of prepayments made to GeneOne were classified as long-term other assets on the Company's condensed consolidated balance sheet.
Plumbline Life Sciences, Inc.
The Company owns 395,758 shares of common stock in Plumbline Life Sciences, Inc. ("PLS") as of March 31, 2018; one of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
In August 2016, the Company licensed a veterinary vaccine for foot and mouth disease ("FMD") to PLS. PLS will fund all development activities for this FMD vaccine. The Company will receive milestone payments as well as royalties on product sales from PLS for commercial rights to this FMD synthetic vaccine in Asia, excluding Japan.
For the three months ended March 31, 2018 and 2017, the Company recognized revenue from PLS of $30,000 and $67,000, respectively. At March 31, 2018 and December 31, 2017, the Company had an accounts receivable balance of $400,000 and $370,000, respectively, related to PLS.

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
In December 2016, the Company received a $6.1 million sub-grant through Wistar to develop a DNA-based monoclonal antibody against the Zika infection.
The Company is also a collaborator with Wistar on an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant from the National Institute of Allergy and Infectious Diseases (NIAID), awarded in 2015.

Deferred grant funding recognized from Wistar and recorded as contra-research and development expense, which would have been classified as grant revenue in the prior year, is related to work performed by the Company on the research sub-contract agreements. For the three months ended March 31, 2018 the Company recorded $1.8 million as contra-research and development expense from Wistar. For the three months ended March 31, 2017, the Company recognized revenue from Wistar of $614,000.
Research and development expenses recorded from Wistar relate primarily to the collaborative research agreements and sub-contract agreements related to the DARPA Ebola grant (see Note 15). Research and development expenses recorded from Wistar for the three months ended March 31, 2018 and 2017 were $402,000 and $543,000, respectively.
At March 31, 2018 and December 31, 2017, the Company had an accounts receivable balance of $1.8 million and $117,000, respectively, and an accounts payable and accrued liability balance of $589,000 and $820,000, respectively, related to Wistar.

14. Commitments and Contingencies
San Diego Leases
In April 2013, the Company entered into a lease for office space located in San Diego, California (the "San Diego Lease"). The term of the San Diego Lease commenced on December 1, 2013. The initial term of the San Diego Lease is ten years, with a right to terminate on December 1, 2019, subject to specified conditions. In June 2015, the Company amended the San Diego Lease to increase the total leased space and occupy the entire building. The commencement of the amended San Diego Lease was in January 2016 and increased monthly lease payments to range from zero to $99,000. The Company has capitalized $3.4 million of total tenant improvements within fixed assets on the condensed consolidated balance sheet related to the entire building and has recorded a corresponding increase to deferred rent.
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
The base rent adjusts periodically throughout the term of the new Lease, with monthly payments ranging from zero to $95,000, with a portion of the rent abated for certain periods during the first two years of the initial term. In addition, the Company is obligated to reimburse the landlord its share of operating and other expenses, and has paid a security deposit of $95,000. As of March 31, 2018, the Company has capitalized $2.3 million of reimbursable tenant improvements to the new office which has been recorded as a leasehold improvement within fixed assets on the condensed consolidated balance sheet, offset by a corresponding amount recorded in deferred rent.

Plymouth Meeting Lease
In March 2014, the Company entered into a lease (the "Lease") for office space located in Plymouth Meeting, Pennsylvania. The Company occupied the space in June 2014. The initial term of the Lease is 11.5 years.
The base rent adjusts periodically throughout the term of the Lease, with monthly payments ranging from zero to $58,000. In addition, the Company is obligated to reimburse the landlord its share of operating and other expenses and a property management fee, and has paid a security deposit of $49,000. In July 2015 and June 2016, the Company amended the Lease to increase the total leased space. The commencement of the amended Lease in July 2015 was in the first quarter of 2016 and increased monthly lease payments to range from zero to $80,000. The commencement of the amended lease in June 2016 was October 1, 2017 and increased monthly lease payments to range from $75,000 to $90,000.
In June 2017, the Company entered into another amendment to the Lease to extend the lease term through December 31, 2029. In connection with this amendment, the Company paid the landlord an additional security deposit of $75,000. Total monthly rent payments for the additional term will range between $173,000 and $179,000. The future monthly lease payments for all the Plymouth Meeting office space will range from zero to $179,000. The Company has capitalized $2.6 million of tenant improvements to the Plymouth Meeting office within fixed assets on the condensed consolidated balance sheet, offset by a corresponding amount recorded in deferred rent.
The Company's future minimum lease payments under all non-cancelable operating leases as of March 31, 2018 are as follows:

Remainder of 2018	$2,447,000
2019	3,756,000
2020	3,891,000
2021	3,979,000
2022	4,052,000
Thereafter	19,975,000
Total	$38,100,000

In the normal course of business, the Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party. It is not possible to predict the maximum potential amount of future payments under these types of agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these types of agreements have not had a material effect on the Company's business, consolidated results of operations or financial condition.

15. Collaborative Agreements
ApolloBio Corporation
On December 29, 2017, the Company entered into an Amended and Restated License and Collaboration Agreement (the "ApolloBio Agreement"), with ApolloBio Corporation ("ApolloBio"), with an effective date of March 20, 2018. Under the terms of the ApolloBio Agreement, the Company has granted to ApolloBio the exclusive right to develop and commercialize VGX-3100, its DNA immunotherapy product designed to treat pre-cancers caused by HPV, within the territories of China, Hong Kong, Macao, Taiwan, and may include Korea in the event that no patent covering VGX-3100 is issued in China within the three years following the effective date of the ApolloBio Agreement.
Under the ApolloBio Agreement, the Company received proceeds of $19.4 million in March 2018 which comprised the up-front payment of $23.0 million less $2.2 million in foreign income taxes and $1.4 million in certain foreign non-income taxes. The foreign income taxes were recorded as a provision for income taxes and the foreign non-income taxes were recorded as a general and administrative expense, on the condensed consolidated statement of operations for the three months ended March 31, 2018. The Company also incurred advisory fees of $960,000 in connection with receiving the up-front payment from ApolloBio. These fees were determined to be incremental costs of obtaining the contract. The Company applied the practical expedient that permits a company to expense incremental costs to obtain a contract when the expected amortization period is one year or less and recorded the fees in general and administrative expense for the three months ended March 31, 2018. No additional advisory fees are due related to the ApolloBio Agreement.
In addition to the upfront payment, the Company is entitled to receive up to an aggregate of $20.0 million, less required income, withholding or other taxes, upon the achievement of specified milestones related to the regulatory approval of VGX-3100 in the United States, China and Korea. In the event that VGX-3100 is approved for marketing, the Company will be entitled to receive royalty payments based on a tiered percentage of annual net sales, with such percentage being in the low- to mid-teens, subject to reduction in the event of generic competition in a particular territory. ApolloBio’s obligation to pay royalties will continue for 10 years after the first commercial sale in a particular territory or, if later, until the expiration of the last-to-expire patent covering the licensed products in the specified territory.
The ApolloBio Agreement will continue in force until ApolloBio has no remaining royalty obligations. Either party may terminate the ApolloBio Agreement in the event the other party shall materially breach or default in the performance of its material obligations thereunder and such default continues for a specified period after written notice thereof. In addition, ApolloBio may terminate the ApolloBio Agreement at any time beginning one year after the effective date for any reason upon 90 days written notice to the Company
The Company identified the promised goods or services at the effective date of the ApolloBio agreement and determined that the license to VGX-3100 in the territories represents a distinct performance obligation on a standalone basis. The Company has determined that as of March 31, 2018, the performance obligation had not been satisfied, as the transfer of technology had not occurred. The Company has recorded the gross up-front payment received from ApolloBio of $23.0 million on the condensed consolidated balance sheet as deferred revenue as of March 31, 2018.
MedImmune
On August 7, 2015, the Company entered into a license and collaboration agreement with MedImmune, the global biologics research and development arm of AstraZeneca. Under the agreement, MedImmune acquired exclusive rights to the Company's INO-3112 immunotherapy, renamed as MEDI0457, which targets cancers caused by human papillomavirus (HPV)

types 16 and 18 with the ability to sublicense those license rights. MedImmune made an upfront payment of $27.5 million to the Company in September 2015 and has agreed to make potential future development and regulatory event-based payments totaling up to $355 million and potential future commercial event-based payments totaling up to $345 million, in each case upon the achievement of specified milestones set forth in the license and collaboration agreement. MedImmune will fund all development costs associated with INO-3112 immunotherapy. The Company is entitled to receive up to mid-single to double-digit tiered royalties on INO-3112 product sales. Within the broader collaboration, at MedImmune’s discretion, MedImmune and the Company will develop up to two additional DNA-based cancer vaccine products not included in the Company's current product pipeline, which MedImmune will have the exclusive rights to develop and commercialize. These additional development services would be provided by the Company at an industry standard full-time-equivalent rate. Under the agreement, MedImmune can also request the Company to provide certain clinical manufacturing at an agreed upon price. The Company determined these options did not represent material rights at the inception of the agreement.
As of December 31, 2017, the Company has recognized all of the $27.5 million upfront payment as revenue, as all identified material performance obligations have been met with respect to that payment.  In December 2017, the Company received and recognized as revenue a $7.0 million milestone payment from MedImmune triggered by MedImmune’s initiation of the Phase 2 portion of an ongoing clinical trial under the agreement. During the three months ended March 31, 2018 the Company recognized revenues of $1.3 million from MedImmune primarily for manufacturing services.  As of March 31, 2018, the Company had deferred revenue and accounts receivable related to MedImmune of $1.2 million and $3.0 million, respectively. The deferred revenue relates to advanced payments made by the Company to a third party biologics manufacturer for which MedImmune is obligated to pay.
Prior to January 1, 2018 the Company accounted for the arrangement under Topic 605, which resulted in revenue of $306,000 from MedImmune for the three months ended March 31, 2017.
Roche
In September 2013, the Company entered into a Collaborative, License, and Option Agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together, “Roche”) and received an upfront payment of $10.0 million. The parties agreed to co-develop multi-antigen DNA immunotherapies targeting prostate cancer and hepatitis B.
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
On July 28, 2016, Roche provided notice to the Company that it would be discontinuing the agreement and its development of INO-1800, the Company’s DNA immunotherapy against the hepatitis B virus. The termination was effective in October 2016. All of Roche’s rights to INO-1800, including the right to license the product to other parties, have been returned to the Company. In February 2017, the Company received full payment of $8.5 million from Roche for its past and future obligations which were completed during the quarter ended June 30, 2017, associated with the termination of the agreement. During the three months ended March 31, 2018 and 2017, the Company recognized revenues of $0 and $4.0 million from Roche, respectively.
DARPA- Ebola
In April 2015, the Company received a grant from the Defense Advanced Research Projects Agency ("DARPA") to lead a collaborative team to develop multiple treatment and prevention approaches against Ebola. The consortium, led by the Company, is taking a multi-faceted approach to develop products to prevent and treat Ebola infection. The award covers pre-clinical development costs as well as good manufacturing practice, manufacturing costs and the Phase 1 clinical study costs. The funding period is over two years and covers a base award of $19.6 million and an option award of $24.6 million, which was exercised in September 2015. The development proposal includes a second option of $11.1 million to support additional product supply and clinical development activities. The options are contingent upon the successful completion of certain pre-clinical development milestones. During the three months ending March 31, 2018, the Company received funding of $376,000 related to the DARPA grant and recorded it as contra-research and development expense. During the three months ending March 31, 2017, the Company recognized revenues of $5.0 million from DARPA related to the grant. As of March 31, 2018, the Company had a deferred grant funding and grant receivable balance of $111,000 and $2.0 million, respectively, related to the DARPA grant.

16. Subsequent Events
On April 11, 2018, the Company announced that it has entered into agreements with the Coalition for Epidemic Preparedness Innovations ("CEPI"), pursuant to which the Company intends to develop vaccine candidates against Lassa fever and MERS. The goal of the collaboration between the Company and CEPI is to unlock research and development potential so that investigational stockpiles will be ready for clinical efficacy trial testing during potential disease outbreaks. The agreements with CEPI contemplate preclinical studies, as well as Phase 1 and Phase 2 clinical trials, occurring over the next few years. As part of the arrangement between the parties, CEPI has agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by the Company and collaborators, with funding from CEPI based on the achievement of identified milestones. The Company's vaccine candidate for Lassa fever will be known as INO-4500 and its vaccine candidate for MERS will be known as INO-4700.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report contains forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.
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
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC on March 14, 2018 (our “2017 Annual Report”). Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors that affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the captions “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the disclosures made in our 2017 Annual Report under the caption “Risk Factors” and in our audited consolidated financial statements and related notes.
Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: our history of losses; our lack of products that have received regulatory approval; uncertainties inherent in clinical trials and product development programs, including but not limited to the fact that preclinical and clinical results may not be indicative of results achievable in other trials or for other indications, that the studies or trials may not be successful or achieve desired results, that preclinical studies and clinical trials may not commence, have sufficient enrollment or be completed in the time periods anticipated, that results from one study may not necessarily be reflected or supported by the results of other similar studies, that results from an animal study may not be indicative of results achievable in human studies, that clinical testing is expensive and can take many years to complete, that the outcome of any clinical trial is uncertain and failure can occur at any time during the clinical trial process, and that our electroporation technology and DNA vaccines may fail to show the desired safety and efficacy traits in clinical trials; the availability of funding; the ability to manufacture vaccine candidates; the availability or potential availability of alternative therapies or treatments for the conditions targeted by us or our collaborators, including alternatives that may be more efficacious or cost-effective than any therapy or treatment that we and our collaborators hope to develop; our ability to receive development, regulatory and commercialization event-based payments under our collaborative agreements; whether our proprietary rights are enforceable or defensible or infringe or allegedly infringe on rights of others or can withstand claims of invalidity; and the impact of government healthcare proposals.

General
We are developing active DNA immunotherapies and vaccines focused on treating and preventing cancers and infectious diseases. Our DNA-based immunotherapies, in combination with our proprietary electroporation delivery devices, are intended to generate robust immune responses, in particular T cells, to fight target diseases. In September 2015, data was published in the medical journal The Lancet from a controlled Phase 2 clinical trial in which we generated significant, functional antigen-specific T cells that correlated to clinically relevant efficacy against HPV-associated cervical dysplasia (precancer). In June 2017, we began a Phase 3 clinical trial of our product candidate VGX-3100 for the treatment of HPV-caused cervical dysplasia. The Phase 3 trial for VGX-3100, which includes REVEAL 1, its primary study, and REVEAL 2, its confirmatory study, remains open and we are actively recruiting patients for REVEAL 1. A total of 60 sites globally are open to date and recruiting for REVEAL 1. We are also recruiting patients in a Phase 2 clinical trial of VGX-3100 for patients with vulvar dysplasia, or VIN, and associated diseases.
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
We or our collaborators are currently conducting or planning clinical studies of our proprietary SynCon® immunotherapies for HPV-caused pre-cancers, including cervical, anal and vulvar neoplasia; HPV-caused cancers, including head and neck and cervical; bladder cancer; glioblastoma multiforme, or GBM; prostate cancer, breast, lung and pancreatic cancers; hepatitis C virus, or HCV; hepatitis B virus; or HBV; HIV; Ebola; Middle East Respiratory Syndrome, or MERS; and Zika virus. We plan to open sites for a Phase 1/2a clinical trial to evaluate the safety, immunogenicity and preliminary clinical efficacy of our product candidates INO-5401 and INO-9012, in combination with Genentech’s atezolizumab, in participants with locally advanced unresectable or metastatic/recurrent urothelial carcinoma (bladder cancer) in the second quarter of 2018. In addition, we plan to open sites for a Phase 1/2 clinical trial to evaluate the safety, immunogenicity and preliminary efficacy of INO-5401 and INO-9012, in combination with Regeneron’s cemiplimab, in patients with newly diagnosed GBM in the second quarter of 2018.
In December 2017, we entered into an Amended and Restated License and Collaboration Agreement (the "ApolloBio Agreement"), with ApolloBio Corporation ("ApolloBio"). Under the terms of the ApolloBio Agreement, we have granted to ApolloBio the exclusive right to develop and commercialize VGX-3100 within the territories of China, Hong Kong, Macao, Taiwan and potentially Korea. In March 2018, upon the ApolloBio Agreement becoming effective, we received an upfront payment of $23.0 million, which was reduced by an aggregate of $3.6 million in foreign income taxes and certain foreign non-income taxes required to be withheld from the payment, resulting in net proceeds of $19.4 million to us. We also incurred advisory fees of $960,000 in connection with receiving the up-front payment. No additional advisory fees are due related to the ApolloBio Agreement. In addition to the upfront payment, we are entitled to receive up to an aggregate of $20.0 million, less required income, withholding and other taxes, upon the achievement of specified milestones related to the regulatory approval of VGX-3100 in the United States, China and Korea. In the event that VGX-3100 is approved for marketing, we will be entitled to receive royalty payments based on a tiered percentage of annual net sales, with such percentage being in the low- to mid-teens, subject to reduction in the event of generic competition in a particular territory. ApolloBio’s obligation to pay royalties will continue for 10 years after the first commercial sale in a particular territory or, if later, until the expiration of the last-to-expire patent covering the licensed products in the specified territory.
Our corporate strategy is to advance and protect our differentiated immunotherapy platform and use its unique capabilities to design and develop an array of cancer and infectious disease immunotherapy and vaccine products. We aim to advance products through to commercialization. We continue to leverage third-party resources through collaborations and partnerships, including product license agreements. Our partners and collaborators include MedImmune, LLC, The Wistar Institute, University of Pennsylvania, GeneOne Life Science Inc., ApolloBio Corporation, Regeneron Pharmaceuticals, Inc., Genentech, Inc., Plumbline Life Sciences, Inc., Drexel University, National Microbiology Laboratory of the Public Health Agency of Canada, National Institute of Allergy and Infectious Diseases (“NIAID”), United States Military HIV Research Program (“USMHRP”), U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), National Institutes of Health ("NIH"), HIV Vaccines Trial Network (“HVTN”), Defense Advanced Research Projects Agency (“DARPA”), Parker Institute for Cancer Immunotherapy, and Coalition for Epidemic Preparedness Innovations (“CEPI”).
In August 2016, we incorporated a subsidiary, GENEOS Therapeutics, Inc. ("GENEOS"), to develop and commercialize neoantigen based personalized cancer therapies. While we leverage our SynCon immunotherapy and CELLECTRA® electroporation technologies to break tolerance and create cancer products targeting shared tumor specific antigens, GENEOS is focusing on leveraging our immunotherapy technology platform to advance the field of patient-specific neoantigen therapies for cancer. We believe that our clinically validated DNA-based platform is well suited for advancing individualized therapies due to its rapid product design and manufacturing benefits, ability to combine multiple neoantigens into formulations, and generation of potent killer T cell responses that are needed to drive clinical efficacy. We have exclusively licensed our SynCon immunotherapy and CELLECTRA® electroporation technology platform to GENEOS to be used in the field of personalized, neoantigen-based therapy for cancer. We currently own 100% of the outstanding equity of GENEOS, although GENEOS currently plans to raise capital from the issuance of equity. This capital may be provided by third parties, which would reduce our ownership percentage, although we may also provide additional equity funding to GENEOS.
All of our product candidates are in the research and development phase. We have not generated any revenues from the sale of any products, and we do not expect to generate any such revenues for at least the next several years. We earn revenue from license fees and milestone revenue and collaborative research and development agreements. Our product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All product candidates that we advance to clinical testing will require regulatory approval prior to commercial use, and will require significant costs for commercialization. We may not be successful in our research and development efforts, and we may never generate sufficient product revenue to be profitable.

Critical Accounting Policies
There have been no significant changes to our critical accounting policies since December 31, 2017 other than our adoption of ASU No. 2014-09, Revenue from Contracts with Customers, or Topic 606, as of January 1, 2018. Topic 606 amended the existing accounting standards for revenue recognition. We also adopted ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amended the accounting standards for the measurement of some kinds of equity investments. For a description of newly adopted critical accounting policies, see Note 3 to our Condensed Consolidated Financial Statements included in this Quarterly Report. For a description of our other critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report and Note 2 to our audited Consolidated Financial Statements contained in our 2017 Annual Report.

Adoption of Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 5 to the Condensed Consolidated Financial Statements, included in this Quarterly Report.

Results of Operations
Revenue. We had total revenue of $1.5 million for the three months ended March 31, 2018, as compared to $10.4 million for the three months ended March 31, 2017. Revenue primarily consisted of revenue under collaborative research and development arrangements for the three months ended March 31, 2018 and revenue under collaborative research and development arrangements, grants and government contracts for the three months ended March 31, 2017.
As of January 1, 2018, accounting for our various grant agreements falls under the contributions guidance under Subtopic 958-605, Not-for-Profit Entities-Revenue Recognition, which is outside the scope of Topic 606, as the government agencies granting us funds are not receiving reciprocal value for their contributions. Beginning on January 1, 2018, all contributions received from current grant agreements are being recorded as a contra-expense as opposed to revenue, on the condensed consolidated statement of operations. For the three months ended March 31, 2018, $2.2 million was recorded as contra-research and development expense, which would have been classified as grant revenue in the prior year. See Note 5 to the Condensed Consolidated Financial Statements included in this Quarterly Report for further discussion.
Revenue under collaborative research and development arrangements, including arrangements with affiliated entities, was $1.4 million for the three months ended March 31, 2018, as compared to $4.5 million for the three months ended March 31, 2017. The decrease for the three-month period year over year was primarily due to no revenue being recognized from our Roche collaboration agreement in 2018, compared to the $4.0 million that was recognized from the Roche termination payment in the first quarter of 2017. This decrease was partially offset by an increase of $983,000 in revenues recognized from MedImmune, among other variances.
During the three months ended March 31, 2018, grant funding received and recorded as contra-research and development expense was $2.2 million, as compared to $5.9 million recorded as grant and miscellaneous revenue, including arrangements with affiliated entities for the three months ended March 31, 2017. The decrease in grant funding recorded for the three-month period year over year was primarily due to a decrease from our DARPA Ebola grant of $4.7 million, partially offset by an increase from our Zika virus sub-grant of $1.2 million.
Research and development expenses. Research and development expenses for the three months ended March 31, 2018 were $24.6 million, as compared to $24.5 million for the three months ended March 31, 2017. The increase for the three-month period year over year was primarily due to increases of $1.9 million related to our VGX-3100 clinical trials, $1.1 million related to our collaboration with MedImmune and $1.1 million related to increased employee headcount to support clinical trials and partnerships. These increases were offset by the $2.2 million contra-research and development expense recorded from grant agreements as discussed above, as well as a decrease of $1.9 million in expenses related to the DARPA Ebola grant as it nears completion, among other variances.
General and administrative expenses. General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, were $9.7 million for the three months ended March 31, 2018, as compared to $7.8 million for the three months ended March 31, 2017. The increase for the three-month period year over year was primarily related to the $1.4 million of foreign non-income taxes withheld from the ApolloBio upfront payment we received in March 2018 and the advisory fees of $960,000 incurred in connection with receiving the upfront payment. There were also increases in depreciation expense, rent expense and personnel costs from increases in employee headcount of $281,000, $233,000 and $224,000, respectively, offset by a decrease in non-cash stock-based compensation expense of $1.7 million, among other variances.

Stock-based compensation. Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense for the three months ended March 31, 2018 and 2017 was $3.4 million and $5.2 million, respectively. Of these amounts, $2.1 million and $2.2 million were included in research and development expenses, respectively, and $1.3 million and $3.0 million were included in general and administrative expenses, respectively. The decrease for the three-month period year over year was primarily due to a lower weighted average grant date fair value per share for the awards granted during the first quarter of 2018.
Interest and other income, net. Interest and other income, net, for the three months ended March 31, 2018 and 2017 was $313,000 and $340,000, respectively.
Change in fair value of common stock warrants. The change in fair value of common stock warrants we issued in March 2013 for the three months ended March 31, 2018 and 2017 was a decrease of $128,000 and an increase of $116,000, respectively. The variance is due to the revaluation of the warrants at each balance sheet date to their fair value. If unexercised, the remaining warrants will expire in September 2018.
Gain (loss) on investment in affiliated entities. The gain (loss) is a result of the change in the fair market value of the investments in GeneOne and PLS for a gain of $2.4 million for the three months ended March 31, 2018 and a loss of $(1.6) million from GeneOne for the three months ended March 31, 2017. After the adoption of ASU No. 2016-01 on January 1, 2018, unrealized gains and losses on PLS are recorded on the condensed consolidated statement of operations as a gain (loss) on investment in affiliated entities rather than the condensed consolidated statement of comprehensive income (loss).
Provision for income taxes. The provision for income taxes of $2.2 million for the three months ended March 31, 2018 is related to foreign income taxes on the upfront payment received from ApolloBio in March 2018.
Liquidity and Capital Resources
Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities.

Working Capital and Liquidity
As of March 31, 2018, we had cash and short-term investments of $112.8 million and working capital of $72.5 million, as compared to $127.4 million and $103.0 million, respectively, as of December 31, 2017. The decrease in cash and short-term investments during the three months ended March 31, 2018 was primarily due to expenditures related to our research and development activities, clinical trials and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development, partially offset by the net proceeds received from ApolloBio of $19.4 million.

Cash Flows
Net cash used in operating activities was $12.6 million and $15.2 million for the three months ended March 31, 2018 and 2017, respectively. Net cash used in operating activities for three months ended March 31, 2018 consisted of net loss of $32.4 million less changes in net operating assets and liabilities of $16.9 million and net non-cash adjustments of $2.8 million. The primary non-cash income (expenses) added back to net loss included stock-based compensation of $3.6 million and depreciation and amortization of $1.3 million, offset in part by the gain on investment in affiliated entity of $2.4 million.
Net cash used in operating activities for the three months ended March 31, 2017 consisted of net loss of $23.1 million plus changes in net operating assets and liabilities of ($1.3) million, partially offset by net non-cash adjustments of $9.1 million. The primary non-cash expenses added back to net loss included loss on investment in affiliated entity of $1.6 million, stock-based compensation of $5.4 million and depreciation and amortization of $929,000.
Net cash provided by investing activities was $26.8 million and $18.2 million for the three months ended March 31, 2018 and 2017, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Net cash (used in) provided by financing activities was $(506,000) and $826,000 for the three months ended March 31, 2018 and 2017, respectively. The variance was primarily due to fewer stock options exercised during the period. During the three months ended March 31, 2018, stock options to purchase 20,625 shares of common stock were exercised for net proceeds of $48,000. During the three months ended March 31, 2017, stock options to purchase 312,759 shares of common stock were exercised for net proceeds of $1.6 million.
As of March 31, 2018, we had an accumulated deficit of $555.5 million. We have operated at a loss since 1994 and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the

FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that our current cash and short-term investments are sufficient to meet planned working capital requirements for at least the next twelve months from the date this Quarterly Report is filed.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets, and the recent fluctuations in interest rates and availability of funding in the credit markets primarily impact the performance of our investments. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments at March 31, 2018, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the three months ended March 31, 2018 were made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investments in GeneOne and PLS which are denominated in South Korean Won and then translated into United States dollars. We do not have any foreign currency hedging instruments in place.
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
Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2018 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
We are not currently a party to any material litigation or other material legal proceedings.

ITEM 1A.    RISK FACTORS
Our business is subject to numerous risks. You should carefully consider and evaluate each of the following factors as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes, the risk factors discussed in our 2017 Annual Report, which we filed with the SEC on March 14, 2018, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also consider the more detailed description of our business contained in our 2017 Annual Report.
Risks Related to Our Business and Industry
We have incurred losses since inception, expect to incur significant net losses in the foreseeable future and may never become profitable.
We have experienced significant operating losses to date; as of March 31, 2018, our accumulated deficit was approximately $555.5 million. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.
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
Our human vaccine and immunotherapy programs are in the early stages of research and development, and currently include vaccine product candidates in discovery, preclinical studies and Phase 1, 2 and 3 clinical trials. There are limited data regarding the efficiency of synthetic vaccine and immunotherapy candidates compared with conventional vaccines, and we must conduct a substantial amount of additional research and development before any regulatory authority will approve any of our vaccine product candidates. The success of our efforts to develop and commercialize our product candidates could fail for a number of reasons. For example, we could experience delays in product development and clinical trials. Our product candidates could be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances. The products, if safe and effective, could be difficult to manufacture on a large scale or uneconomical to market, or our competitors could develop superior products more quickly and efficiently or more effectively market their competing products.
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

Inovio Pharmaceuticals, Inc.

Date:	May 9, 2018	By	/s/ J. JOSEPH KIM
J. Joseph Kim President, Chief Executive Officer and Director (On Behalf of the Registrant)

Date:	May 9, 2018	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)