Form 10-Q
period 2018-09-30
INOVIO PHARMACEUTICALS, INC.
filed 2018-11-08
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No    ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 95,347,064 as of November 2, 2018.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended September 30, 2018

Part I. Financial Information
Item 1.    Financial Statements
INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,397,822	$23,786,579
Short-term investments	66,096,567	103,638,844
Accounts receivable	2,831,707	6,003,205
Accounts receivable from affiliated entities	1,567,635	486,619
Prepaid expenses and other current assets	1,601,859	2,600,906
Prepaid expenses and other current assets from affiliated entities	2,107,194	1,846,007
Total current assets	93,602,784	138,362,160
Fixed assets, net	16,228,171	18,320,176
Investment in affiliated entity - GeneOne	9,501,138	9,069,401
Investment in affiliated entity - PLS	3,198,516	2,325,079
Intangible assets, net	5,026,708	6,009,729
Goodwill	10,513,371	10,513,371
Other assets	2,625,659	2,639,354
Total assets	$140,696,347	$187,239,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,324,819	$23,278,798
Accounts payable and accrued expenses due to affiliated entities	690,920	926,943
Accrued clinical trial expenses	7,353,055	8,611,892
Common stock warrants	—	360,795
Deferred revenue	192,427	1,175,353
Deferred revenue from affiliated entities	68,425	174,110
Deferred rent	1,031,370	877,535
Deferred grant funding	1,297,416	—
Deferred grant funding from affiliated entities	39,583	—
Total current liabilities	27,998,015	35,405,426
Deferred revenue, net of current portion	192,034	215,853
Deferred rent, net of current portion	8,672,689	9,104,416
Deferred tax liabilities	24,766	24,766
Other liabilities	99,669	—
Total liabilities	36,987,173	44,750,461
Stockholders’ equity:
Preferred stock	—	—
Common stock	94,472	90,358
Additional paid-in capital	690,930,769	665,775,504
Accumulated deficit	(587,130,576)	(523,356,317)
Accumulated other comprehensive loss	(281,760)	(117,005)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	103,612,905	142,392,540
Non-controlling interest	96,269	96,269
Total stockholders’ equity	103,709,174	142,488,809
Total liabilities and stockholders’ equity	$140,696,347	$187,239,270
See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Revenue under collaborative research and development arrangements	$1,813,287	$351,272	$27,488,185	$20,998,174
Revenue under collaborative research and development arrangements with affiliated entities	184,990	129,133	393,317	539,342
Grants and miscellaneous revenue	2,591	1,456,216	97,771	9,494,096
Grants and miscellaneous revenue from affiliated entity	—	707,922	—	2,401,240
Total revenues	2,000,868	2,644,543	27,979,273	33,432,852
Operating expenses:
Research and development	21,851,858	25,510,239	68,892,229	73,931,494
General and administrative	6,791,693	6,319,775	23,679,018	20,256,470
Total operating expenses	28,643,551	31,830,014	92,571,247	94,187,964
Loss from operations	(26,642,683)	(29,185,471)	(64,591,974)	(60,755,112)
Other income (expense):
Interest and other income, net	380,987	463,346	1,090,191	1,103,708
Change in fair value of common stock warrants	228,665	423,296	360,795	227,273
Gain (loss) on investment in affiliated entities	1,017,359	(5,835,741)	1,305,174	(7,275,462)
Net loss before provision for income taxes	(25,015,672)	(34,134,570)	(61,835,814)	(66,699,593)
Provision for income taxes		—	(2,169,811)	—
Net loss	$(25,015,672)	$(34,134,570)	$(64,005,625)	$(66,699,593)
Net loss per share
Basic	$(0.27)	$(0.39)	$(0.70)	$(0.85)
Diluted	$(0.27)	$(0.40)	$(0.70)	$(0.85)
Weighted average number of common shares outstanding
Basic	92,423,122	86,952,024	91,350,117	78,894,881
Diluted	92,423,122	87,090,683	91,350,117	79,043,480

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(25,015,672)	$(34,134,570)	$(64,005,625)	$(66,699,593)
Other comprehensive income (loss):
Unrealized loss on investment in affiliated entity	—	(619,757)	—	(1,057,465)
Unrealized gain (loss) on short-term investments	316,626	(1,245)	66,611	289,157
Comprehensive loss	$(24,699,046)	$(34,755,572)	$(63,939,014)	$(67,467,901)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(64,005,625)	$(66,699,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,768,096	1,779,999
Amortization of intangible assets	983,021	1,214,602
Change in value of common stock warrants	(360,795)	(227,273)
Stock-based compensation	8,516,349	10,393,812
Amortization of premiums on investments	71,707	225,658
Loss on short-term investments	557,875	77,889
Deferred rent	(277,892)	2,254,122
Loss (gain) on equity investment in affiliated entities	(1,305,174)	7,275,462
Changes in operating assets and liabilities:
Accounts receivable	3,171,498	9,584,433
Accounts receivable from affiliated entities	(1,081,016)	(176,322)
Prepaid expenses and other current assets	999,047	(2,789,784)
Prepaid expenses and other current assets from affiliated entities	(261,187)	515,211
Other assets	13,695	(84,035)
Accounts payable and accrued expenses	(4,888,115)	1,119,751
Accrued clinical trial expenses	(1,258,837)	1,551,656
Accounts payable and accrued expenses due to affiliated entities	(236,023)	(289,701)
Deferred revenue	(1,006,745)	(14,736,401)
Deferred revenue from affiliated entities	(105,685)	(250,000)
Deferred grant funding	1,297,416	—
Deferred grant funding from affiliated entities	39,583	—
Other liabilities	99,669	—
Net cash used in operating activities	(56,269,138)	(49,260,514)
Cash flows from investing activities:
Purchases of short-term investments	(47,869,250)	(82,268,656)
Proceeds from short-term investments	84,848,556	49,272,077
Purchases of capital assets	(1,741,955)	(9,415,836)
Net cash provided by (used in) investing activities	35,237,351	(42,412,415)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	14,923,263	94,347,922
Proceeds from stock option and warrant exercises, net of tax payments	1,719,767	1,466,927
Net cash provided by financing activities	16,643,030	95,814,849
(Decrease) Increase in cash and cash equivalents	(4,388,757)	4,141,920
Cash and cash equivalents, beginning of period	23,786,579	19,136,472
Cash and cash equivalents, end of period	$19,397,822	$23,278,392

Supplemental disclosure of non-cash activities
Change in amounts accrued for purchases of property and equipment	$1,065,864	$1,809,948
See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Operations
Inovio Pharmaceuticals, Inc. (the “Company” or “Inovio”), a clinical stage biopharmaceutical company, develops active SynCon® DNA immunotherapies and vaccines focused on preventing and treating cancers and infectious diseases. Inovio’s DNA-based immunotherapies, in combination with its proprietary CELLECTRA® delivery devices, are intended to generate optimal antigen production in vivo, in particular functional CD8+ killer T cell and antibody responses, to fight target diseases. Inovio’s synthetic products are based on its SynCon® immunotherapy design. The Company and its collaborators are currently conducting or planning clinical programs of its proprietary SynCon® immunotherapies for HPV-caused pre-cancers and cancers; prostate, breast, lung and pancreatic cancers; bladder cancer; glioblastoma multiforme ("GBM"); hepatitis B virus ("HBV"); HIV; Ebola; Lassa fever; Middle East Respiratory Syndrome ("MERS"); and Zika virus.
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

2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2018 and 2017 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2018 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2018. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events after the balance sheet date of September 30, 2018 through the date it filed these unaudited condensed consolidated financial statements with the SEC.
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. The Company consolidates its wholly-owned subsidiaries Genetronics, Inc., VGX Pharmaceuticals, Inc. ("VGX") and GENEOS Therapeutics, Inc., and records a non-controlling interest for 15% of VGX Animal Health, Inc., a subsidiary of VGX. All intercompany accounts and transactions have been eliminated upon consolidation.
The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates. The Company’s cash, cash equivalents and short-term investments of $85.5 million and long-term investments of $12.7 million are sufficient to support the Company's operations for a period of at least 12 months from the date of the quarterly report containing these condensed consolidated financial statements. In addition, the Company could sell up to an additional $86.4 million in shares of its common stock under its At-the-Market Equity Offering Sales Agreement (the “Sales Agreement”). In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements and/or future public or private debt or equity financings including use of its Sales Agreement. Although the Company has a history of equity financings including the receipt of net proceeds of $14.9 million under the current and prior Sales Agreement during the nine months ended September 30, 2018 and net proceeds of $94.3 million from an underwritten public offering and a previous at-the-market sales facility during the year ended December 31, 2017, sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
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
The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligations. At contract inception, the Company assesses the goods or services agreed upon within each contract and assess whether each good or service is distinct and determine those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
Collaborative Arrangements
The Company enters into collaborative arrangements with partners that typically include payment of one or more of the following: (i) license fees; (ii) milestone payments related to the achievement of developmental, regulatory, or commercial goals; and (iii) royalties on net sales of licensed products. Where a portion of non-refundable, upfront fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied.
As part of the accounting for these arrangements, the Company must develop estimates and assumptions that require judgment of management to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligation. The standalone selling price may include items such as forecasted revenues, development timelines, discount rates and probabilities of technical and regulatory success. The Company evaluates each performance obligation to determine if it can be satisfied at a point in time or over time. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.
License Fees
If a license to intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company will recognize revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company will utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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
Valuation of Intangible Assets and Goodwill
Intangible assets are amortized over their estimated useful lives ranging from two to 18 years. Acquired intangible assets are continuously being developed for the future economic viability contemplated at the time of acquisition. The Company is concurrently conducting preclinical studies and clinical trials using the acquired intangibles and has entered into licensing agreements for the use of these acquired intangibles.
Historically, the Company has recorded patents at cost and amortized these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent cost consists of the consideration paid for patents and related legal costs. Effective as of the acquisition of VGX in 2009, all new patent costs are expensed as incurred, with patent costs capitalized as of that date continuing to be amortized over the expected life of the patent. License costs are recorded based on the fair value of consideration paid and are amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement to the extent the license has an alternative future use. As of September 30, 2018 and December 31, 2017, the Company’s intangible assets resulting from the acquisition of VGX, as well as the acquisitions of two other companies, Inovio AS and Bioject Medical Technologies, Inc. ("Bioject"), and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $5.0 million and $6.0 million, respectively.
The determination of the value of intangible assets requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company assesses potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company’s judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of its acquired businesses, market conditions and other factors. If impairment is indicated, the Company will reduce the carrying value of the intangible asset to fair value. While current and historical operating and cash flow losses are potential indicators of impairment, the Company believes the future cash flows to be received from its intangible assets will exceed the intangible assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through September 30, 2018.
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
Grant Agreements
The Company has determined that as of January 1, 2018, accounting for the Company’s various grant agreements falls under the contributions guidance under Subtopic 958-605, Not-for-Profit Entities-Revenue Recognition, which is outside the scope of Topic 606, as the government agencies granting the Company funds are not receiving reciprocal value for their contributions. Beginning on January 1, 2018, all contributions received from current grant agreements have been recorded as a contra-expense as opposed to revenue on the consolidated statement of operations. For the three and nine months ended

September 30, 2018, $2.6 million and $6.7 million, respectively, would have been recorded as grant revenue but under the new guidance was instead recorded as a reduction to research and development expense.
The following table illustrates the impact that adopting Topic 606 has had on the Company's reported results in the condensed consolidated statement of operations for the three months ended September 30, 2018.

	Balances Without Adoption of Topic 606 for the Three Months Ended September 30, 2018	Impact of Adopting Topic 606	As Reported for the Three Months Ended September 30, 2018
Revenues:
Revenue under collaborative research and development arrangements	$1,813,287	$—	$1,813,287
Revenue under collaborative research and development arrangements with affiliated entities	184,990	—	184,990
Grants and miscellaneous revenue	1,628,433	(1,625,842)	2,591
Grants and miscellaneous revenue from affiliated entity	951,884	(951,884)	—
Total revenues	4,578,594	(2,577,726)	2,000,868
Operating expenses:
Research and development	24,429,584	(2,577,726)	21,851,858
General and administrative	6,791,693	—	6,791,693
Total operating expenses	$31,221,277	$(2,577,726)	$28,643,551
The following table illustrates the impact that adopting Topic 606 has had on the Company's reported results in the condensed consolidated statement of operations for the nine months ended September 30, 2018.

	Balances Without Adoption of Topic 606 for the Nine Months Ended September 30, 2018	Impact of Adopting Topic 606	As Reported for the Nine Months Ended September 30, 2018
Revenues:
Revenue under collaborative research and development arrangements	$27,488,185	$—	$27,488,185
Revenue under collaborative research and development arrangements with affiliated entities	393,317	—	393,317
Grants and miscellaneous revenue	3,645,107	(3,547,336)	97,771
Grants and miscellaneous revenue from affiliated entity	3,164,454	(3,164,454)	—
Total revenues	34,691,063	(6,711,790)	27,979,273
Operating expenses:
Research and development	75,604,019	(6,711,790)	68,892,229
General and administrative	23,679,018	—	23,679,018
Total operating expenses	$99,283,037	$(6,711,790)	$92,571,247

ASU No. 2016-01. In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amended guidance requires the Company to measure and record equity investments, except those accounted for under the equity method of accounting that have a readily determinable fair value, at fair value and for the Company to recognize the changes in fair value in its consolidated statements of operations, instead of recognizing unrealized gains and losses through accumulated other comprehensive income (loss), as done under the previous guidance. The amended guidance also changes several disclosure requirements for financial instruments, including the methods and significant assumptions used to estimate fair value. The standard was effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company adopted this guidance on January 1, 2018 and recorded a $231,000 cumulative effect adjustment to reclassify the cumulative unrealized gain, net of tax effect, from its investment in Plumbline Life Sciences, Inc. ("PLS") from accumulated other comprehensive loss to accumulated deficit. After the adoption of ASU No. 2016-01, the Company recorded a gain on investment in affiliated entity related to PLS of $531,000 and $873,000 on the condensed consolidated statement of operations for the three and nine months ended September 30, 2018, respectively.

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
For additional details about Topic 606, refer to Note 3 above.
The following table summarizes changes in the Company’s contract assets and liabilities for the nine months ended September 30, 2018:

	Balance at January 1, 2018	Additions	Deductions	Balance at September 30, 2018
Contract assets
Accounts receivable from MedImmune	$1,693,530	$3,865,641	$(3,206,848)	$2,352,323
Contract liabilities
Deferred revenue - MedImmune	1,145,500	732,200	(1,582,167)	295,533
Deferred revenue - ApolloBio	—	23,000,000	(23,000,000)	—
Deferred revenue - Other	$271,894	$93,750	$(208,291)	$157,353

During the three and nine months ended September 30, 2018, the Company recognized total revenue under collaborative research and development and other agreements of $0 and $23.0 million, respectively, from ApolloBio; $1.8 million and $4.5 million, respectively, from MedImmune; $155,000 and $305,000, respectively, from its affiliated entity GeneOne Life Science Inc. ("GeneOne"); and $33,000 and $186,000, respectively, from various other contracts. Of the total revenue recognized during the three and nine months ended September 30, 2018, $316,000 and $1.3 million, respectively, was in deferred revenue as of December 31, 2017. All revenues recognized during the three and nine months ended September 30, 2018 are attributed to the United States.

6. Investments
Investments at September 30, 2018 consisted of mutual funds and United States corporate debt securities. Investments at December 31, 2017 consisted of mutual funds, United States corporate debt securities and an equity investment in the Company's affiliated entity PLS. Investments are recorded at fair value, based on current market valuations. After the adoption of ASU No. 2016-01 on January 1, 2018, unrealized gains and losses on the Company's equity securities are reported in the condensed consolidated statement of operations as non-operating other income (expense). Unrealized gains and losses on the Company's debt securities will continue to be excluded from earnings and are reported as a separate component of other comprehensive loss until realized. Realized gains and losses are included in non-operating other income (expense) on the condensed consolidated statement of operations and are derived using the specific identification method for determining the cost of the securities sold. During the three and nine months ended September 30, 2018, $184,000 and $558,000, respectively, of net realized loss on investments was recorded. During the three and nine months ended September 30, 2017, $11,000 and

$78,000, respectively, of net realized loss on investments was recorded. The Company assessed each of its investments on an individual basis to determine if any decline in fair value was other-than-temporary. Interest and dividends on investments classified as available-for-sale are included in interest and other income, net, in the condensed consolidated statements of operations. As of September 30, 2018, the Company had 15 available-for-sale securities in a gross unrealized loss position, of which 10 with an aggregate total unrealized loss of $167,000 were in such position for longer than 12 months.
The following is a summary of available-for-sale securities as of September 30, 2018 and December 31, 2017:

		As of September 30, 2018
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$65,154,422	$680	$(280,113)	$64,874,989
US corporate debt securities	Less than 2	1,223,906	—	(2,328)	1,221,578
Total investments		$66,378,328	$680	$(282,441)	$66,096,567

		As of December 31, 2017
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$68,776,165	$42,097	$(252,373)	$68,565,889
US corporate debt securities	Less than 2	35,210,121	3,032	(140,198)	35,072,955
Investment in affiliated entity (PLS)	---	—	2,325,079	—	2,325,079
Total investments		$103,986,286	$2,370,208	$(392,571)	$105,963,923

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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the nine months ended September 30, 2018 or 2017.
The following table presents the Company’s assets that are measured at fair value on a recurring basis, and are determined using the following inputs as of September 30, 2018:

	Fair Value Measurements at
	September 30, 2018
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$1,780,138	$1,780,138	$—	$—
Mutual funds	64,874,989	—	64,874,989	—
US corporate debt securities	1,221,578	—	1,221,578	—
Investment in affiliated entities	12,699,654	12,699,654	—	—
Total Assets	$80,576,359	$14,479,792	$66,096,567	$—

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

Level 1 assets at September 30, 2018 consisted of money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investments in affiliates, GeneOne and PLS. The Company accounts for its investment in 1,644,155 common shares of GeneOne based on the closing price of the shares on the Korean Stock Exchange on the applicable balance sheet date. The Company accounts for its investment in 395,758 common shares of PLS as an equity investment with a fair value based on the closing price of the shares on the Korea New Exchange (KONEX) Market on the applicable balance sheet date. The Company elected the fair value option in conjunction with the investment in GeneOne at the inception of the investment; therefore, changes in the fair value of the investment are reflected as other income (expense) in the condensed consolidated statements of operations. The Company did not elect the fair value option for the investment in PLS at the inception of the investment, but rather recorded the investment under the equity method until its ownership interest dropped below 20% in June 2015 and, accordingly, began recording the investment under the cost method using the carryover basis from the equity method of zero. Once shares of PLS began trading on the KONEX, the Company classified the investment as available-for-sale and began recording the investment at fair value. After the adoption of ASU No. 2016-01 on January 1, 2018, unrealized gains and losses on the Company's equity securities are reported in the condensed consolidated statement of operations as a gain (loss) on investment in affiliated entities, as discussed in Note 4.
Level 2 assets at September 30, 2018 consisted of U.S. corporate debt securities and mutual funds held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of September 30, 2018.

There were no Level 3 liabilities held as of September 30, 2018. Level 3 liabilities at September 30, 2017 consisted of common stock warrant liabilities associated with warrants to purchase the Company's common stock issued in March 2013. During the three months ended September 30, 2018, all of the remaining 284,091 warrants were exercised for net proceeds to the Company of $902,000. During the three and nine months ended September 30, 2017, none of these warrants were exercised.
Prior to exercise, the Company would reassess the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company recorded a decrease in fair value of $229,000 and $361,000 for the three and nine months ended September 30, 2018, respectively, and a decrease in fair value of $423,000 and $227,000 for the three and nine months ended September 30, 2017, respectively. The change in fair value of common stock warrants is reflected in the Company's condensed consolidated statements of operations.

8. Goodwill and Intangible Assets

The following sets forth the goodwill and intangible assets by major asset class:

		September 30, 2018			December 31, 2017
	Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite lived:
Goodwill(a)		$10,513,371	$—	$10,513,371	$10,513,371	$—	$10,513,371
Definite lived:
Patents	8 – 17	5,802,528	(5,726,978)	75,550	5,802,528	(5,681,673)	120,855
Licenses	8 – 17	1,323,761	(1,212,170)	111,591	1,323,761	(1,190,609)	133,152
CELLECTRA®(b)	5 – 11	8,106,270	(7,572,419)	533,851	8,106,270	(7,252,108)	854,162
GHRH(b)	11	335,314	(295,709)	39,605	335,314	(271,948)	63,366
Bioject(c)	2 – 15	5,100,000	(1,808,889)	3,291,111	5,100,000	(1,405,556)	3,694,444
Other(d)	18	4,050,000	(3,075,000)	975,000	4,050,000	(2,906,250)	1,143,750
Total intangible assets		24,717,873	(19,691,165)	5,026,708	24,717,873	(18,708,144)	6,009,729
Total goodwill and intangible assets		$35,231,244	$(19,691,165)	$15,540,079	$35,231,244	$(18,708,144)	$16,523,100

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
Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2018 was $267,000 and $983,000, respectively. Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2017 was $404,000 and $1.2 million, respectively. Estimated aggregate amortization expense is $267,000 for the remainder of fiscal year 2018, $1.1 million for 2019, $547,000 for 2020, $520,000 for 2021, $493,000 for 2022 and $2.1 million for 2023 and subsequent years combined.

9. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of September 30, 2018 and December 31, 2017:

			Outstanding as of
	Authorized	Issued	September 30, 2018	December 31, 2017
Common Stock, par value $0.001 per share	600,000,000	94,472,389	94,472,389	90,357,644
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	23	23
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
During the nine months ended September 30, 2018, the Company sold a total of 2,652,530 shares of common stock under the Sales Agreement. The sales were made at a weighted average price of $5.14 per share resulting in aggregate net proceeds of $13.4 million. The Company may sell up to an additional $86.4 million in shares of its common stock under the Sales Agreement. The registration statement that registered with the SEC the shares that may be sold under the Sales Agreement expires on June 8, 2021.
In June 2016, the Company entered into an At-the-Market Equity Offering Sales Agreement (the “Prior Sales Agreement”) with the same placement agent. The registration statement that registered with the SEC the shares sold under the Prior Sales Agreement expired on June 5, 2018, and no further sales will be made under the Prior Sales Agreement. The Company sold an aggregate of 3,911,104 shares of common stock under the Prior Sales Agreement resulting in aggregate net proceeds of $32.1 million. During the period beginning January 1 and ending June 5, 2018, the Company sold a total of 314,950 shares of common stock under the Prior Sales Agreement. The sales were made at a weighted average price of $5.07 per share resulting in aggregate net proceeds of $1.6 million. During the nine months ended September 30, 2017, the Company sold a total of 2,937,406 shares of common stock under the Prior Sales Agreement. The sales were made at a weighted average price of $8.41 per share resulting in aggregate net proceeds of $24.2 million.
On July 25, 2017, the Company closed an underwritten public offering of 12,500,000 shares of common stock at a public offering price of $6.00 per share. The net proceeds to the Company, after deducting the underwriters' discounts and commissions and other offering expenses, were $70.1 million.
Warrants
During the three and nine months ended September 30, 2018, warrants to purchase 284,091 shares of the Company's common stock which were issued in connection with an underwritten public offering of common stock and warrants in March 2013 were exercised, with net proceeds to the Company of $902,000. No common stock warrants were exercised during the three and nine months ended September 30, 2017.
As of September 30, 2018, no common stock warrants were outstanding. Previously, the Company accounted for the common stock warrants issued in March 2013 under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants required the issuance of registered securities upon exercise and did not sufficiently preclude an implied right to net cash settlement. The Company classified registered warrants on the condensed consolidated balance sheet as a current liability which was revalued at each balance sheet date subsequent to the initial issuance. Changes in the fair market value of the warrants were reflected in the condensed consolidated statement of operations as change in fair value of common stock warrants.
Stock Options
The Company has a stock-based incentive plan, the 2016 Omnibus Incentive Plan (the "2016 Incentive Plan"), pursuant to which the Company may grant stock options, restricted stock awards, restricted stock units and other stock-based awards or short-term cash incentive awards to employees, directors and consultants.
The 2016 Incentive Plan was approved by the Company's stockholders on May 13, 2016. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2016 Incentive Plan may not exceed 6,000,000 shares, provided that commencing with the first business day of each calendar year beginning January 1, 2018, such maximum number of shares shall be increased by 2,000,000 shares of common stock unless the Board determines, prior to January 1 for any such calendar year, to increase such maximum amount by a fewer number of shares or not to increase the maximum amount at all for such year. On January 1, 2018, the maximum number of shares to be issued was increased by 2,000,000. At September 30, 2018, there were 8,000,000 shares of common stock reserved for issuance upon exercise of incentive awards granted and to be granted at future dates under the 2016 Incentive Plan. At September 30, 2018, the Company had 2,993,654 shares of common stock available for future grant under the 2016 Incentive Plan, 1,534,883 shares underlying outstanding but unvested restricted stock units and options outstanding to purchase 3,104,397 shares of common stock under the 2016 Incentive Plan. The awards granted and available for future grant under the 2016 Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The 2016 Incentive Plan terminates by its terms on March 9, 2026.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At September 30, 2018, the Company had 176,330 shares underlying outstanding but unvested restricted stock units and options outstanding to purchase 5,840,878 shares of common stock under the 2007 Incentive Plan. The awards granted under the 2007 Incentive Plan generally vest over three years and have a maximum contractual term of ten years.

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
The following tables reconcile the components of the numerator and denominator included in the calculations of diluted net loss per share:

	Three Months Ended September 30,
	2018	2017
Numerator
Net loss (numerator for use in basic net loss per share)	$(25,015,672)	$(34,134,570)
Adjustment for decrease in fair value of warrant liability	—	(423,296)
Numerator for use in diluted net loss per share	$(25,015,672)	$(34,557,866)

Denominator
Weighted average number of common shares outstanding (denominator for use in basic net loss per share)	92,423,122	86,952,024
Effect of dilutive potential common shares	—	138,659
Denominator for use in diluted net loss per share	92,423,122	87,090,683

Net loss per share, diluted	$(0.27)	$(0.40)

Net loss per share, basic	$(0.27)	$(0.39)

	Nine Months Ended September 30,
	2018	2017
Numerator
Net loss (numerator for use in basic net loss per share)	$(64,005,625)	$(66,699,593)
Adjustment for decrease in fair value of warrant liability	—	(227,273)
Numerator for use in diluted net loss per share	$(64,005,625)	$(66,926,866)

Denominator
Weighted average number of common shares outstanding (denominator for use in basic net loss per share)	91,350,117	78,894,881
Effect of dilutive potential common shares	—	148,599
Denominator for use in diluted net loss per share	91,350,117	79,043,480

Net loss per share, diluted	$(0.70)	$(0.85)

Net loss per share, basic	$(0.70)	$(0.85)

The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect for the three and nine months ended September 30, 2018 and 2017:

Common Stock Equivalents	2018	2017
Options to purchase common stock	8,945,275	7,811,387
Restricted stock units	1,711,213	1,324,410
Convertible preferred stock	8,456	8,456
Total	10,664,944	9,144,253

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
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Risk-free interest rate	2.86%	1.96%	2.73%	2.21%
Expected volatility	71%	73%	72%	73%
Expected life in years	6.1	6.1	6.2	6.0
Dividend yield	—	—	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 was $2.2 million and $8.0 million, respectively, of which $1.2 million and $4.7 million, respectively, were included in research and development expenses, and $1.0 million and $3.3 million, respectively, were included in general and administrative expenses.
Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 was $2.4 million and $10.1 million, respectively, of which $1.2 million and $4.7 million, respectively, were included in research and development expenses, and $1.2 million and $5.4 million, respectively, were included in general and administrative expenses.
At September 30, 2018, there was $6.3 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $2.96 and $2.85 for employee and director stock options granted during the three and nine months ended September 30, 2018, respectively, and $3.95 and $4.38 for employee and director stock options granted during the three and nine months ended September 30, 2017, respectively.
At September 30, 2018, there was $6.2 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.9 years.

The weighted average grant date fair value per share was $4.31 for restricted stock units granted during the nine months ended September 30, 2018. There were no restricted stock units granted during the three months ended September 30, 2018. The weighted average grant date fair value per share was $5.63 and $6.68 for restricted stock units granted during the three and nine months ended September 30, 2017, respectively.
The fair value of stock options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and restricted stock units granted to non-employees for the three and nine months ended September 30, 2018 was $160,000 and $334,000, respectively. Total stock-based compensation expense for stock options and restricted stock units granted to non-employees for the three and nine months ended September 30, 2017 was $23,000 and $272,000, respectively.

12. Related Party Transactions
GeneOne Life Sciences
The Company owns 1,644,155 shares of common stock in GeneOne as of September 30, 2018; one of the Company's directors, Dr. David B. Weiner, acts as a consultant to GeneOne.
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
Revenue recognized from GeneOne consisted of licensing and other fees from the influenza and Zika collaborations. For the three and nine months ended September 30, 2018, the Company recognized revenue from GeneOne of $155,000 and $305,000, respectively, and $104,000 and $426,000 for the three and nine months ended September 30, 2017, respectively.

Operating expenses recorded from transactions with GeneOne relate primarily to biologics manufacturing. Operating expenses from GeneOne for the three and nine months ended September 30, 2018 were $1.9 million and $4.7 million, respectively, and $704,000 and $1.9 million for the three and nine months ended September 30, 2017, respectively.
At September 30, 2018 and December 31, 2017, the Company had an accounts receivable balance of $74,000 and $0, respectively, and an accounts payable and accrued liability balance of $310,000 and $107,000, respectively, related to GeneOne and its subsidiaries. At September 30, 2018 and December 31, 2017, $312,000 and $331,000, respectively, of prepayments made to GeneOne were classified as long-term other assets on the Company's condensed consolidated balance sheet.
Plumbline Life Sciences, Inc.
The Company owns 395,758 shares of common stock in Plumbline Life Sciences, Inc. ("PLS") as of September 30, 2018; one of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
In August 2016, the Company licensed a veterinary vaccine for foot and mouth disease ("FMD") to PLS. PLS will fund all development activities for this FMD vaccine. The Company will receive milestone payments as well as royalties on product sales from PLS for commercial rights to this FMD synthetic vaccine in Asia, excluding Japan.
For the three and nine months ended September 30, 2018, the Company recognized revenue from PLS of $30,000 and $88,000, respectively, and $25,000 and $113,000 for the three and nine months ended September 30, 2017, respectively. At September 30, 2018 and December 31, 2017, the Company had an accounts receivable balance of $459,000 and $370,000, respectively, related to PLS.
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
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense, which would have been classified as grant revenue in the prior year, is related to work performed by the Company on the research sub-contract agreements. For the three and nine months ended September 30, 2018, the Company recorded $952,000 and $3.2 million, respectively, as contra-research and development expense from Wistar. For the three and nine months ended September 30, 2017, the Company recognized revenue from Wistar of $708,000 and $2.4 million, respectively.
Research and development expenses recorded from Wistar relate primarily to the collaborative research agreements and sub-contract agreements related to the DARPA Ebola grant (see Note 14). Research and development expenses recorded from Wistar for the three and nine months ended September 30, 2018 were $615,000 and $1.4 million, respectively. Research and development expenses recorded from Wistar for the three and nine months ended September 30, 2017 were $596,000 and $1.6 million, respectively. At September 30, 2018 and December 31, 2017, the Company had an accounts receivable balance of $1.0 million and $117,000, respectively, and an accounts payable and accrued liability balance of $381,000 and $820,000, respectively, related to Wistar.

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
The Company's future minimum lease payments under all non-cancelable operating leases as of September 30, 2018 are as follows:

Remainder of 2018	$831,000
2019	3,756,000
2020	3,891,000
2021	3,979,000
2022	4,052,000
Thereafter	19,975,000
Total	$36,484,000

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
Under the ApolloBio Agreement, the Company received proceeds of $19.4 million in March 2018 which comprised the upfront payment of $23.0 million less $2.2 million in foreign income taxes and $1.4 million in certain foreign non-income taxes. The foreign income taxes were recorded as a provision for income taxes and the foreign non-income taxes were recorded as a general and administrative expense, on the condensed consolidated statement of operations during the quarter ended March 31, 2018. The Company also incurred advisory fees of $960,000 in connection with receiving the upfront payment from ApolloBio. These fees were determined to be incremental costs of obtaining the contract. The Company applied the practical expedient that permits a company to expense incremental costs to obtain a contract when the expected amortization period is one year or less and recorded the fees in general and administrative expense during the quarter ended March 31, 2018. No additional advisory fees are due related to the ApolloBio Agreement.
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
The Company evaluated the terms of the ApolloBio Agreement under Topic 606, and the license to VGX-3100 in the territories was identified as the only distinct performance obligation on a standalone basis as of the inception of the agreement. The Company concluded that the license was distinct from potential future manufacturing and supply obligations. The Company further determined that the transaction price under the agreement consisted of the $23.0 million upfront payment. The future potential milestone amounts were not included in the transaction price, as they were all determined to be fully constrained. As part of the evaluation of the development and regulatory milestones constraint, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals, each of which is uncertain at this time. Future potential milestone amounts may be recognized as revenue under the ApolloBio Agreement, as well as under other collaborative research and development arrangements, if unconstrained. Reimbursable program costs will be recognized proportionately with the performance of the underlying services or delivery of drug supply and are excluded from the transaction price.
The ApolloBio Agreement will continue in force until ApolloBio has no remaining royalty obligations. Either party may terminate the ApolloBio Agreement in the event the other party shall materially breach or default in the performance of its material obligations thereunder and such default continues for a specified period after written notice thereof. In addition, ApolloBio may terminate the ApolloBio Agreement at any time beginning one year after the effective date for any reason upon 90 days written notice to the Company.
Under Topic 606, the entire transaction price of $23.0 million was allocated to the license performance obligation. The Company determined that during the quarter ended June 30, 2018, the transfer of technology occurred and accordingly, the performance obligation was fully satisfied. The Company has recorded the gross upfront payment received from ApolloBio of $23.0 million as revenue under collaborative research and development arrangements on the condensed consolidated statement of operations during the three months ended June 30, 2018.
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
As of December 31, 2017, the Company had recognized all of the $27.5 million upfront payment as revenue, as all identified material performance obligations had been met with respect to that payment. In December 2017, the Company received and recognized as revenue a $7.0 million milestone payment from MedImmune triggered by MedImmune’s initiation of the Phase 2 portion of an ongoing clinical trial under the agreement. During the three and nine months ended September 30, 2018, the Company recognized revenues of $1.8 million and $4.5 million, respectively, from MedImmune primarily for manufacturing services. As of September 30, 2018, the Company had deferred revenue and accounts receivable related to MedImmune of $296,000 and $2.4 million, respectively. The deferred revenue relates to advanced payments made by the Company to a third-party biologics manufacturer for which MedImmune is obligated to reimburse.
Prior to January 1, 2018 the Company accounted for the arrangement under Topic 605, which resulted in revenue of $344,000 and $14.9 million from MedImmune for the three and nine months ended September 30, 2017, respectively.
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
On July 28, 2016, Roche provided notice to the Company that it would be discontinuing the agreement and its development of INO-1800, the Company’s DNA immunotherapy against the hepatitis B virus. The termination was effective in October 2016. All of Roche’s rights to INO-1800, including the right to license the product to other parties, have been returned to the Company. In February 2017, the Company received full payment of $8.5 million from Roche for its past and future obligations which were completed during the quarter ended June 30, 2017, associated with the termination of the agreement. During the three and nine months ended September 30, 2018, the Company recognized no revenues from Roche. During the three and nine months ended September 30, 2017, the Company recognized revenues of $0 and $6.1 million, respectively, from Roche.
Coalition for Epidemic Preparedness Innovations
On April 11, 2018, the Company announced that it has entered into agreements with the Coalition for Epidemic Preparedness Innovations ("CEPI"), pursuant to which the Company intends to develop vaccine candidates against Lassa fever and MERS. The goal of the collaboration between the Company and CEPI is to conduct research and development so that investigational stockpiles will be ready for clinical efficacy trial testing during potential disease outbreaks. The agreements with CEPI contemplate preclinical studies, as well as Phase 1 and Phase 2 clinical trials, occurring over the next few years. As part of the arrangement between the parties, CEPI has agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by the Company and collaborators, with funding from CEPI based on the achievement of identified milestones. The Company's vaccine candidate for Lassa fever is known as INO-4500 and its vaccine candidate for MERS is known as INO-4700. During the three and nine months ended September 30, 2018, the Company received funding of $1.2 million and $2.0 million, respectively, related to the CEPI grant and recorded it as contra-research and development expense. As of September 30, 2018, the Company had a deferred grant funding balance related to the CEPI grant of $1.3 million recorded as deferred grant funding on the condensed consolidated balance sheet.
DARPA- Ebola
In April 2015, the Company received a grant from the Defense Advanced Research Projects Agency ("DARPA") to lead a collaborative team to develop multiple treatment and prevention approaches against Ebola. The consortium, led by the Company, is taking a multi-faceted approach to develop products to prevent and treat Ebola infection. The award covers pre-clinical development costs as well as good manufacturing practice, manufacturing costs and the Phase 1 clinical study costs. The initial funding period covers a base award of $19.6 million and an option award of $24.6 million, which was exercised in September 2015. During the three and nine months ended September 30, 2018, the Company received funding of $140,000 and $1.0 million, respectively, related to the DARPA Ebola grant and recorded it as contra-research and development expense. During the three and nine months ended September 30, 2017, the Company recognized revenues of $1.4 million and $9.1 million, respectively, from the DARPA Ebola grant. As of September 30, 2018, the Company has received total funding of $43.7 million related to the DARPA Ebola grant. As of September 30, 2018, the Company had a deferred grant funding balance and accounts receivable balance of $99,000 and $379,000, respectively, related to the DARPA Ebola grant.

15. Subsequent Events
Subsequent to September 30, 2018, the Company sold 1,059,591 shares of common stock under its Sales Agreement for net proceeds of $5.7 million. The sales were made at a weighted average price of $5.49 per share.

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

General
We are developing active DNA immunotherapies and vaccines focused on treating and preventing cancers and infectious diseases. Our DNA-based immunotherapies, in combination with our proprietary electroporation and efficacy enabling delivery devices, are intended to generate robust immune responses, in particular T cells, to fight target diseases. In September 2015, data was published in the medical journal The Lancet from a controlled Phase 2 clinical trial in which we generated significant, functional antigen-specific T cells that correlated to clinically relevant efficacy against human papillomavirus-, or HPV,-associated cervical dysplasia (precancer). In June 2017, we began a Phase 3 clinical trial of our product candidate VGX-3100 for the treatment of HPV-caused cervical dysplasia. The Phase 3 trial for VGX-3100, which includes REVEAL 1, its primary study, and REVEAL 2, its confirmatory study, remains open and we are actively recruiting patients for REVEAL 1. A total of 74 sites globally are open to date and recruiting for REVEAL 1. We are also recruiting patients in a Phase 2 clinical trial of VGX-3100 for patients with vulvar dysplasia, or VIN, and anal dysplasia, or AIN. In conjunction with the AIDS Malignancy Consortium, we are enrolling up to 75 HIV-positive adult men and women with HPV-related high-grade anal dysplasia or high-grade squamous intraepithelial lesions (HSIL) in a multi-center Phase 2 clinical trial of VGX-3100. Separately, we initiated a multi-center Phase 2 study designed to evaluate the safety and efficacy of VGX-3100 in 24 HIV-negative patients with anal HSIL associated with HPV-16 and/or HPV-18.
Our novel SynCon® immunotherapy design has shown the ability to help break the immune system’s tolerance of cancerous cells. Our SynCon® product design approach is also intended to facilitate cross-strain protection against known and new unmatched strains of pathogens, such as influenza. Given the recognized role of CD8+ killer T cells in eliminating cancerous or infected cells from the body and the published results from our Phase 2 clinical trial, we believe that our active immunotherapies may play an important role in helping fight multiple cancers and infectious diseases. Human data to date have shown a favorable safety profile of our DNA immunotherapies delivered using electroporation in over 6,000 administrations across 1,600 patients.
We or our collaborators are currently conducting or planning clinical studies of our proprietary SynCon® immunotherapies for HPV-caused pre-cancers, including cervical, anal and vulvar neoplasia; HPV-caused cancers, including head & neck and cervical; bladder cancer; glioblastoma multiforme, or GBM; prostate cancer, breast, lung and pancreatic cancers; hepatitis C virus, or HCV; hepatitis B virus; or HBV; HIV; Ebola; Middle East Respiratory Syndrome, or MERS; and Zika virus. In the second quarter of 2018, we dosed our first patient in a Phase 1/2 clinical trial to evaluate the safety, immunogenicity and preliminary efficacy of INO-5401 and INO-9012, in combination with Regeneron’s cemiplimab, in patients with newly diagnosed GBM. In the third quarter of 2018, we dosed our first patient in a Phase 1/2a clinical trial to evaluate the safety, immunogenicity and preliminary clinical efficacy of INO-5401 and INO-9012, in combination with Genentech’s atezolizumab, in participants with locally advanced unresectable or metastatic/recurrent urothelial carcinoma (bladder cancer). We anticipate interim results from both Phase 1/2 studies in 2019.
In April 2018, we entered into agreements with the Coalition for Epidemic Preparedness Innovations, or CEPI, pursuant to which we intend to develop vaccine candidates against Lassa fever and MERS. The goal of the collaboration is to conduct research and development so that investigational stockpiles will be ready for clinical efficacy trial testing during potential disease outbreaks. The agreements with CEPI contemplate preclinical studies, as well as Phase 1 and Phase 2 clinical trials, occurring over the next few years. As part of the arrangement, CEPI has agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by us and our collaborators, with funding from CEPI based on the achievement of identified milestones. Our vaccine candidate for Lassa fever is known as INO-4500 and our vaccine candidate for MERS is known as INO-4700.
In December 2017, we entered into an Amended and Restated License and Collaboration Agreement, or the ApolloBio Agreement, with ApolloBio Corporation, or ApolloBio. Under the terms of the ApolloBio Agreement, we have granted to ApolloBio the exclusive right to develop and commercialize VGX-3100 within the territories of China, Hong Kong, Macao, Taiwan and potentially Korea. In March 2018, upon the ApolloBio Agreement becoming effective, we received an upfront payment of $23.0 million, which was reduced by an aggregate of $3.6 million in foreign income taxes and certain foreign non-income taxes required to be withheld from the payment, resulting in net proceeds of $19.4 million to us. We also incurred advisory fees of $960,000 in connection with receiving the upfront payment. No additional advisory fees are due related to the ApolloBio Agreement. In addition to the upfront payment, we are entitled to receive up to an aggregate of $20.0 million, less required income, withholding and other taxes, upon the achievement of specified milestones related to the regulatory approval of VGX-3100 in the United States, China and Korea. In the event that VGX-3100 is approved for marketing, we will be entitled to receive royalty payments based on a tiered percentage of annual net sales, with such percentage being in the low- to mid-teens, subject to reduction in the event of generic competition in a particular territory. ApolloBio’s obligation to pay royalties will continue for 10 years after the first commercial sale in a particular territory or, if later, until the expiration of the last-to-expire patent covering the licensed products in the specified territory.
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

Results of Operations
Revenue. We had total revenue of $2.0 million and $28.0 million for the three and nine months ended September 30, 2018, respectively, as compared to $2.6 million and $33.4 million for the three and nine months ended September 30, 2017, respectively. Revenue primarily consisted of revenue under collaborative research and development arrangements for the three and nine months ended September 30, 2018, and revenue under collaborative research and development arrangements, grants and government contracts for the three and nine months ended September 30, 2017.
As of January 1, 2018, accounting for our various grant agreements falls under the contributions guidance under Subtopic 958-605, Not-for-Profit Entities-Revenue Recognition, which is outside the scope of Topic 606, as the government agencies granting us funds are not receiving reciprocal value for their contributions. Beginning on January 1, 2018, all contributions received from current grant agreements are being recorded as a contra-expense as opposed to revenue on the condensed consolidated statement of operations. For the three and nine months ended September 30, 2018, $2.6 million and $6.7 million, respectively, would have been recorded as grant revenue but under the new guidance was instead recorded as a reduction to research and development expense. See Note 4 to the Condensed Consolidated Financial Statements included in this Quarterly Report for further discussion.
Revenue under collaborative research and development arrangements, including arrangements with affiliated entities, was $2.0 million and $27.9 million for the three and nine months ended September 30, 2018, respectively, as compared to $480,000 and $21.5 million for the three and nine months ended September 30, 2017, respectively. The increase for the three-month period year over year was primarily due to an increase in drug manufacturing activities related to the MedImmune collaboration of $1.5 million. The increase for the nine-month period year over year was primarily due to the recognition of the gross upfront payment of $23.0 million from ApolloBio during the second quarter of 2018. This increase was offset by a decrease in revenue from the MedImmune collaboration of $10.4 million, as previously deferred revenue was recognized during the second quarter of 2017, upon selection of the first cancer research collaboration product candidate by MedImmune. There was also no revenue recognized in 2018 from our Roche collaboration compared to $6.1 million for the nine months ended September 30, 2017, due to the termination of the agreement in 2017.
During the three and nine months ended September 30, 2018, grant funding received and recorded as contra-research and development expense was $2.6 million and $6.7 million, respectively, as compared to $2.2 million and $11.9 million recorded as grant and miscellaneous revenue, including arrangements with affiliated entities, for the three and nine months ended September 30, 2017, respectively. The increase in grant funding recorded for the three-month period year over year was primarily due to increases from our CEPI grant and Wistar/NIAID sub-grant of $1.2 million and $328,000, respectively, partially offset by a decrease from our DARPA Ebola grant of $1.2 million. The decrease in grant funding recorded for the nine-month period year over year was primarily due to a decrease from our DARPA Ebola grant of $8.1 million, partially offset by increases from our CEPI grant and Zika virus sub-grant of $2.0 million and $410,000, respectively.
Research and development expenses. Research and development expenses for the three and nine months ended September 30, 2018 were $21.9 million and $68.9 million, respectively, as compared to $25.5 million and $73.9 million for the three and nine months ended September 30, 2017, respectively. The decrease for the three-month period year over year was primarily due to the $2.6 million contra-research and development expense recorded from grant agreements as discussed above, as well as a decrease of $2.4 million in expenses related to the DARPA Ebola grant. These decreases were partially offset by an increase of $1.4 million for drug manufacturing related to our collaboration with MedImmune and an increase of $746,000 related to increased employee headcount to support clinical trials and partnerships, among other variances. The decrease for the nine-month period year over year was primarily due to the $6.7 million contra-research and development expense recorded from grant agreements as discussed above, as well as a decrease of $7.7 million in expenses related to the DARPA Ebola grant and a decrease of $1.4 million in expenses related to our Hepatitis B program. These decreases were partially offset by an increase of $3.1 million related to increased employee headcount to support clinical trials and partnerships, an increase of $3.1 million for drug manufacturing related to our collaboration with MedImmune, an increase in sub-license fee expense of $1.9 million based on the upfront payment received from ApolloBio, and an increase in clinical study expenses related to our GBM and bladder cancer clinical trials of $1.5 million and $1.3 million, respectively, among other variances.
General and administrative expenses. General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, were $6.8 million and $23.7 million for the three and nine months ended September 30, 2018, respectively, as compared to $6.3 million and $20.3 million for the three and nine months ended September 30, 2017, respectively. The increase for the three-month period year over year was primarily due to increases in personnel costs from increases in employee headcount, legal expense and rent expense of $407,000, $281,000 and $254,000, respectively, partially offset by a decrease in non-cash stock-based compensation expense of $228,000, among other variances. The increase for the nine-month period year over year was primarily related to the $1.4 million of foreign non-income taxes withheld from the ApolloBio upfront payment we received in March 2018 and the advisory fees of $960,000 incurred in connection with receiving the upfront payment. There were also increases in personnel costs from increases in employee headcount, rent expense and legal expense of $1.1 million, $744,000 and $694,000, respectively, partially offset by a decrease in non-cash stock-based compensation expense of $2.1 million, among other variances.
Stock-based compensation. Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense for the three and nine months ended September 30, 2018 was $2.2 million and $8.0 million, respectively. Of these amounts, $1.2 million and $4.7 million, respectively, were included in research and development expenses, and $1.0 million and $3.3 million, respectively, were included in general and administrative expenses. Total employee and director stock-based compensation expense for the three and nine months ended September 30, 2017 was $2.4 million and $10.1 million, respectively. Of these amounts, $1.2 million and $4.7 million, respectively, were included in research and development expenses, and $1.2 million and $5.4 million, respectively, were included in general and administrative expenses. The decreases for the three- and nine-month periods year over year were primarily due to a lower weighted average grant date fair value per share for the awards granted in 2018.
Interest and other income, net. Interest and other income, net, for the three and nine months ended September 30, 2018 was $381,000 and $1.1 million, respectively, as compared to $463,000 and $1.1 million, respectively, for the three and nine months ended September 30, 2017.
Change in fair value of common stock warrants. The change in fair value of common stock warrants we issued in March 2013 for the three and nine months ended September 30, 2018 were decreases of $229,000 and $361,000, respectively, as compared to decreases of $423,000 and $227,000, respectively for the three and nine months ended September 30, 2017. The decrease for the three and nine months ended September 30, 2018 and 2017 was due to the revaluation of the warrants to their fair value at each balance sheet date; in addition, the warrants were exercised during the quarter ended September 30, 2018, eliminating the associated warrant liability as of September 30, 2018.
Gain (loss) on investment in affiliated entities. The gain (loss) results from the change in the fair market value of the investments in GeneOne and PLS for a gain of $1.0 million and $1.3 million for the three and nine months ended September 30, 2018, respectively, as compared to a loss of $5.8 million and $7.3 million, respectively, from GeneOne for the three and nine months ended September 30, 2017. After the adoption of ASU No. 2016-01 on January 1, 2018, unrealized gains and losses on PLS are recorded on the condensed consolidated statement of operations as a gain (loss) on investment in affiliated entities rather than the condensed consolidated statement of comprehensive income (loss).

Provision for income taxes. The provision for income taxes of $2.2 million for the nine months ended September 30, 2018 was related to foreign income taxes on the upfront payment received from ApolloBio in March 2018.

Liquidity and Capital Resources
Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities and grants and government contracts.

Working Capital and Liquidity
As of September 30, 2018, we had cash and short-term investments of $85.5 million and working capital of $65.6 million, as compared to $127.4 million and $103.0 million, respectively, as of December 31, 2017. The decrease in cash and short-term investments during the nine months ended September 30, 2018 was primarily due to expenditures related to our research and development activities, clinical trials and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development, partially offset by the net proceeds received from ApolloBio of $19.4 million, as well as sales of common stock under our at-the-market, or ATM, sales agreements of $14.9 million.

Cash Flows
Net cash used in operating activities was $56.3 million and $49.3 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash used in operating activities for the nine months ended September 30, 2018 consisted of net loss of $64.0 million, plus changes in net operating assets and liabilities of $(3.2) million partially offset by net non-cash adjustments of $11.0 million. The primary non-cash expenses added back to net loss included stock-based compensation of $8.5 million and depreciation and amortization of $3.8 million.
Net cash used in operating activities for the nine months ended September 30, 2017 consisted of net loss of $(66.7) million, plus changes in net operating assets and liabilities of $(5.6) million, partially offset by net non-cash adjustments of $23.0 million. The primary non-cash expenses added back to net loss included stock-based compensation of $10.4 million, depreciation and amortization of $3.0 million and loss on investment in affiliated entity of $7.3 million.
Net cash provided by (used in) investing activities was $35.2 million and $(42.4) million for the nine months ended September 30, 2018 and 2017, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Net cash provided by financing activities was $16.6 million and $95.8 million for the nine months ended September 30, 2018 and 2017, respectively. The variance was primarily due to proceeds from the July 2017 financing (described below) as well as less proceeds from the sale of common stock under our ATM sales agreements during the 2018 period.
In May 2018, we entered into an At-the-Market Equity Offering Sales Agreement, or the Sales Agreement, with an outside placement agent, or the Placement Agent, to sell shares of our common stock with aggregate gross proceeds of up to $100.0 million, from time to time, through an “at-the-market” equity offering program under which the Placement Agent will act as sales agent. During the nine months ended September 30, 2018, we sold 2,652,530 shares of common stock under the Sales Agreement for aggregate net proceeds of $13.4 million.
During the period from January 1 through June 5, 2018, we sold a total of 314,950 shares of common stock for net proceeds of $1.6 million under our previous At-the-Market Equity Offering Sales Agreement, or the Prior Sales Agreement, which we entered into in June 2016 with the same Placement Agent. The registration statement that registered with the SEC the shares sold under the Prior Sales Agreement expired in June 2018, and no further sales may be made under the Prior Sales Agreement. During the nine months ended September 30, 2017, we sold 2,937,406 shares of common stock under the Prior Sales Agreement for aggregate net proceeds of $24.2 million.
During the nine months ended September 30, 2018, stock options and warrants to purchase 713,944 shares of common stock were exercised for aggregate net proceeds of $2.3 million. During the nine months ended September 30, 2017, stock options to purchase 451,996 shares of common stock were exercised for aggregate net proceeds of $2.3 million.
In July 2017, we closed an underwritten public offering of 12,500,000 shares of our common stock at a public offering price of $6.00 per share. The net proceeds, after deducting the underwriters' discounts and commissions and other offering expenses, were $70.1 million.
As of September 30, 2018, we had an accumulated deficit of $587.1 million. We have operated at a loss since 1994 and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that our current cash and short-term investments are sufficient to meet planned working capital requirements for at least the next twelve months from the date this Quarterly Report is filed.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets, and the recent fluctuations in interest rates and availability of funding in the credit markets primarily impact the performance of our investments. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments at September 30, 2018, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the nine months ended September 30, 2018 were made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investments in GeneOne and PLS which are denominated in South Korean Won and then translated into United States dollars. We do not have any foreign currency hedging instruments in place.
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
Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2018 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced significant operating losses to date; as of September 30, 2018, our accumulated deficit was approximately $587.1 million. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.
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
We currently derive, and in the past we have derived, a significant portion of our revenue from a limited number of licensing partners and government grants and contracts. Revenue can fluctuate significantly depending on the timing of upfront and event-based payments and work performed. If we fail to sign additional future contracts with major licensing partners and the government, if a contract is delayed or deferred, or if an existing contract expires or is canceled and we fail to replace the contract with new business, our revenue would be adversely affected.
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

Inovio Pharmaceuticals, Inc.

Date:	November 8, 2018	By	/s/ J. JOSEPH KIM
J. Joseph Kim President, Chief Executive Officer and Director (On Behalf of the Registrant)

Date:	November 8, 2018	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)