Form 10-K
period 2018-12-31
INOVIO PHARMACEUTICALS, INC.
filed 2019-03-12
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of June 30, 2018 was approximately $335,998,116 based on $3.92, the closing price on that date of the Registrant’s Common Stock on the Nasdaq Global Select Market.
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 97,636,364 as of March 8, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders (the “Proxy Statement’) are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2018.

Unless stated to the contrary, or unless the context otherwise requires, references to “Inovio,” “the company,” “our company,” “our,” or “we” in this report include Inovio Pharmaceuticals, Inc. and subsidiaries.

PART I

ITEM 1.    BUSINESS
This Annual Report on Form 10-K (including the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations), or this Annual Report, contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters, including statements regarding our business, our financial position, the research and development of our products and other statements regarding matters that are not historical are forward-looking statements.
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
This Annual Report includes trademarks and registered trademarks of Inovio Pharmaceuticals, Inc. Products or service names of other companies mentioned in this Annual Report may be trademarks or registered trademarks of their respective owners. References herein to “we,” “our,” “us,” “Inovio” or the “Company” refer to Inovio Pharmaceuticals and its subsidiary.
Overview
We are a late-stage biotechnology company focused on the discovery, development and commercialization of DNA-based immunotherapies and vaccines that transform the treatment and prevention of cancers and infectious diseases. Our DNA-based immunotherapies and vaccines, in combination with our proprietary, efficacy-enabling delivery devices, are intended to generate robust immune responses, in particular functional CD8+ killer T cells and antibodies, to fight targeted diseases and conditions.
Our novel SynCon® immunotherapy design has shown the ability to help break the immune system’s tolerance of cancerous cells. Our SynCon® product design approach is also intended to facilitate cross-strain protection against known and new unmatched strains of pathogens, such as influenza. Our CELLECTRA® delivery system facilitates optimized cellular uptake of the SynCon® immunotherapies, overcoming a key limitation of other DNA-based immunotherapies. Human data in clinical trials to date have shown a favorable safety profile of our SynCon® immunotherapies delivered using CELLECTRA® in over 6,000 administrations across almost 2,000 patients.
We or our collaborators are currently conducting or planning clinical studies of our proprietary SynCon® immunotherapies for HPV-caused pre-cancers, including cervical, vulvar, and anal dysplasia; HPV-caused cancers, including head & neck, cervical, anal, penile, vulvar, and vaginal; bladder cancer; glioblastoma multiforme, or GBM; hepatitis B virus; hepatitis C virus; HIV; Ebola; Middle East Respiratory Syndrome, or MERS; Lassa fever; and Zika virus.
Our corporate strategy is to advance, protect and exploit our differentiated immunotherapy platform. With our unique capabilities in terms of both design and development, we are progressing and validating an array of cancer and infectious disease immunotherapy and vaccine product candidates. We aim to advance product candidates through to commercialization and continue to leverage third-party resources through collaborations and partnerships, including product license agreements. Our partners and collaborators include AstraZeneca, Regeneron Pharmaceuticals, Inc., F. Hoffmann-La Roche AG/Genentech, Inc., ApolloBio Corporation, The Bill and Melinda Gates Foundation, The Wistar Institute, the University of Pennsylvania, The Parker Institute for Cancer Immunotherapy, Coalition for Epidemic Preparedness Innovations (CEPI), Defense Advanced Research Projects Agency (DARPA), GeneOne Life Science, Inc., Plumbline Life Sciences, Inc., National Institutes of Health (NIH), HIV Vaccines Trial Network (HVTN), National Cancer Institute (NCI), United States Military HIV Research Program, Drexel University and Laval University.

Our Differentiated Technology Platform

We believe that stimulating the immune system specifically to treat or prevent cancers and infections is a compelling concept and that today the opportunity for immune activating technologies is promising, especially in light of notable technology advancements such as checkpoint inhibitors leading the way in oncology. Despite drug approvals in limited indications and promising results in clinical trials, there remains a significant need and opportunity for further advancements.
Our technology platform comprising our DNA-based SynCon® immunotherapy and CELLECTRA® delivery devices has versatile capabilities with a number of possible disease targets and product opportunities. The basic goal of our platform is to enable in vivo (in the body) generation of functional immune responses to achieve desired therapeutic and preventive outcomes. We have historically been primarily focused on in vivo production of disease-specific antigens directly in the body in order to stimulate prophylactic or therapeutic immune responses. More recently, we have explored an additional new application for the platform: in vivo generation of monoclonal antibodies to achieve preventive and therapeutic outcomes complementary to our antigen-generating immunotherapies.
The essence of our platform is that we encode a DNA plasmid (circular string of DNA) for an engineered and optimized genetic sequence of an antigen or monoclonal antibody specific to a targeted disease. We can combine multiple such plasmids into a “product,” inject the plasmids into tissue of the body, and use CELLECTRA® devices to apply transient electrical energy to facilitate significant cellular uptake of the plasmids, which then enhances the ability of the intracellular machinery to temporarily produce the target antigen or monoclonal antibody. An antigen produced in this manner will then induce the immune system to generate polyclonal antibodies or T cells with the ability to perform their preventive or therapeutic functions. Similarly, DNA-encoded monoclonal antibodies (dMAbs™) generated in this manner can also trigger desired immune system functions.
With our core platform technologies, we have developed a pipeline of clinical-stage product candidates that have generated best-in-class in vivo immune responses, in particular CD8+ T cells that are fundamental in eliminating cancerous or infected cells. Our lead immunotherapy product candidate, VGX-3100, met all of its primary and secondary endpoints in a controlled Phase 2b clinical trial of patients with HPV-related cervical pre-cancer, achieving statistically significant and clinically relevant efficacy in association with robust T cell activation. This data was published in 2015 in the scientific journal The Lancet in a paper entitled, “Safety, efficacy, and immunogenicity of VGX-3100, a therapeutic synthetic DNA vaccine targeting human papillomavirus 16 and 18 E6 and E7 proteins for cervical intraepithelial neoplasia 2/3: a randomised, double-blind, placebo-controlled phase 2b trial.”
These results were achieved without serious adverse events. The most common adverse event was temporary injection site pain and redness.
Our immunotherapies are non-live and non-replicating, and therefore do not cause the underlying disease. Compared to other technologies, our immunotherapies are designed to work more naturally with the immune system and within its controls to reduce or minimize the risk of unwanted inflammatory responses.
The results of our Phase 2b clinical trial of VGX-3100 suggest that our platform can be used to design and develop a number of cancer and infectious disease product candidates.
SynCon® Immunotherapies
Our SynCon® immunotherapies are designed to treat an existing disease (therapeutic) or prevent a disease (prophylactic) by activating and magnifying an immune response to one or more disease-specific antigens (proteins associated with a cancer or infectious disease that the body will recognize as foreign or not normal). Our product candidates are able to direct the patient’s immune system to fight specific organisms or cells in a highly targeted and robust fashion, without the potential cost and quality control and manufacturing challenges of medicines involving ex vivo processes, such as T cells with chimeric antigen receptors, or CAR-Ts. We do this by introducing the genetic code for a target antigen into the cells of the body that will serve as a temporary antigen production facility.
Our immunotherapies consist of one or more DNA plasmids encoding one or more selected antigens. Our proprietary delivery technology enables significant uptake of the DNA plasmids by cells in localized tissue, which are typically muscle in the arm for immunotherapies or in the skin for vaccines, as described below.
After the DNA code for the targeted antigen(s) is introduced to cells, the cells’ natural machinery for producing proteins temporarily produce the selected antigen(s) encoded by the DNA sequences. The antigenic proteins manufactured through this process are then presented to the immune system and trigger one or both of two arms of the immune system:

•	the production of preventive antibodies, known as a humoral immune response; and/or
•the activation of therapeutic CD8+ T cells, known as a cellular or cell-mediated immune response.

These responses then neutralize or eliminate infectious agents, such as viruses, bacteria, and other microorganisms, or abnormal cells, such as malignant tumor or infected cells. T cells can be immediately “trafficked” to parts of the body where cells are displaying the target antigen. Memory cells are also created for durable effects.
Our SynCon® immunotherapies are designed to generate antigen-specific antibody and T cell responses. First, we identify one or more antigens that we believe are the best targets to direct the immune system toward a particular cancer or infectious disease. We then apply our SynCon® design process, which uses the genetic make-up of the selected antigens from multiple variants of a cancer or strains of a virus.
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
Our product development platform also allows for rapid design, pre-clinical testing, manufacturing and clinical development of our vaccine and immunotherapy product candidates. Speed is an important feature, particularly as it relates to developing a response to globally emerging infectious diseases. In 2016, we were the first entity able to advance a Zika vaccine into human clinical trials, just 4.5 months after World Health Organization, or WHO, declared the emerging Zika infections to be a Pandemic Health Emergency of International Concern. Previously, we led the development of the first MERS vaccine in human clinical trials. We believe that our development platform is well positioned to support global health agencies in order to develop preparedness countermeasures against bioterrorism and/or emerging pandemic agents.
CELLECTRA® Delivery Technology
Despite how compelling the idea of delivering DNA encoding an antigen has been, delivering the DNA or nucleic acids directly into a cell through the cell’s protective membrane has been a significant challenge in the broad field of DNA and RNA vaccines. Our immunotherapies are delivered into cells of the body in a small local area of tissue using our proprietary CELLECTRA® in vivo DNA delivery technology. CELLECTRA® uses controlled, locally applied millisecond electric pulses to create temporary and reversible permeability, or pores, in the cell membrane. Using this method increases the cellular uptake of the DNA plasmids by more than one thousand times when compared to the injection of a DNA plasmid alone without other delivery mechanisms. This improved cellular uptake has enabled the immune responses that we have observed in our clinical trials, along with the efficacy results generated by these immune responses.
Alternative delivery approaches based on the use of viruses, bacteria, nanoparticles and lipids are complex and expensive and have generated concerns regarding their safety. Because the vector itself possesses many additional antigens specific to the vector, it can attract unwanted immune responses against itself that are believed to compromise the vectors’ ability to deliver their DNA “payload” and provide protection. In contrast, DNA plasmid vectors possess no antigens of their own; the plasmid results in production of only the target antigen.
We have published preclinical data in which immune responses generated by our SynCon® immunotherapies delivered using CELLECTRA® were improved as compared to a leading viral vector (Adenovirus type 5) based approach. We are not aware of any published data indicating the capability of alternative technologies focused on using genetic code to generate preventive or therapeutic antigens to exceed our immune response data obtained to date, nor to match the efficacy and immune response data generated in our controlled Phase 2b study based on in vivo production of such immune responses.
The delivery of our synthetic DNA immunotherapies using our CELLECTRA® devices has to date shown a favorable safety profile in clinical trials, without serious adverse events and only mild local injection-related side effects such as redness and swelling. Our delivery is designed to be tolerable without the need for an anesthetic, and because it does not induce unwanted immune responses, it can be repeatedly administered for booster vaccinations.
We believe CELLECTRA® provides a relatively straightforward, cost-effective method for delivering DNA and RNA into cells with high efficiency, minimal complications and the ability to enable what we believe to be clinically relevant levels of gene expression, immune responses and efficacy.
Choice of Tissue for DNA Delivery
Skeletal muscle has been a core focus for delivery of DNA-based immunotherapies via CELLECTRA® because it is mainly composed of large elongated cells that are non-dividing, meaning that longer-term expression can be obtained without integration of the gene of interest into the genome. We have generated pre-clinical and clinical evidence that muscle cells may have a capacity for secretion of proteins into the blood stream. Secreted therapeutic proteins may therefore act systemically and produce therapeutic effects in distant tissues of the body. In this respect, the muscle functions as a factory for the production of the biopharmaceutical needed by the body. In our Phase 2 clinical trial of VGX-3100 for HPV-related cervical dysplasia, intramuscular delivery by CELLECTRA® of DNA-encoded antigens induced both humoral (antibody) and cellular (T cell) immune responses. We envision that delivery of DNA by CELLECTRA® to muscle cells will circumvent the costly and complicated production procedures of viral gene delivery vectors, bacterial gene delivery vectors, protein-based drugs, conventional vaccines and monoclonal antibodies. This approach may provide long-term stable expression of a therapeutic protein or monoclonal antibody at a sustained level.
In addition to generating pre-clinical and clinical evidence that intramuscular DNA delivery can be effective for a number of immunotherapies, we are also exploring delivery to the skin, with early preclinical evidence suggesting that this may also be a relevant route of administration. Skin or intradermal administration is important and is becoming an attractive site for immunization given its high density of antigen presenting cells (APCs). Unlike muscle, skin is the first line of defense against most pathogens and is therefore rich in immune cells and molecules. Skin specifically contains certain cells that are known to help in generating a robust immune response. With intradermal delivery, we may be able to demonstrate a comparable immune response to muscle delivery. Drug delivery into skin, or dermal tissue, is attractive given that the skin is the largest, most accessible, and most easily monitored organ of the human body, and it is highly immuno-competent, meaning that it is able to recognize antigens and mount an immune response to them.
Our CELLECTRA® Delivery Systems
There are several configurations in the CELLECTRA® device family. The first configuration covers intramuscular (IM) delivery of DNA; the second covers intradermal/subcutaneous delivery (ID) of DNA. Devices with these configurations have been validated, manufactured under Current Good Manufacturing Practices (cGMP) and are being used in human clinical trials. We have filed a device master file (MAF) with the U.S. Food and Drug Administration (FDA) covering the use of the CELLECTRA® devices in human clinical trials. These devices are intended to be used in combination with a DNA plasmid-based immunotherapy.
Our CELLECTRA®-SP devices combine the functionality of our current generation of skin and intramuscular devices in clinical testing with enhanced form, design and portability. All components of the pulse generator and applicator are integrated into a cordless, rechargeable device. The rechargeable battery can enable immunization of several hundred subjects, making the device useful for mass vaccinations. The devices are designed to accommodate different electrode arrays to meet the requirements of the particular immunotherapy and targeted tissue for delivery.
In preparation for our Phase 3 clinical trial of VGX-3100 and potential commercial use, we designed and manufactured a new delivery device, CELLECTRA®-5PSP, a fully automated, smaller and user-friendly device. The new CELLECTRA®-5PSP device is being used in our ongoing VGX-3100 Phase 3 trial, which started in June 2017.
Next-Generation Device Development
While our current IM and ID CELLECTRA® delivery technologies have been well tolerated, we are also advancing a new generation of ID delivery devices called CELLECTRA®-3P. Currently used ID devices penetrate no more than 3 mm into the target tissue, compared to IM devices that go deeper. All of our current vaccine studies in the clinic are using these CELLECTRA®-3P devices to deliver the vaccines.
We have also been researching other avenues for needle-free, contactless technology for immunotherapy delivery. In February 2011, Human Vaccines published our paper entitled, “Piezoelectric permeabilization of mammalian dermal tissue for in vivo DNA delivery leads to enhanced protein expression and increased immunogenicity.” This innovative method is based on the generation of an electric field or electric potential by certain materials in response to applied mechanical stress.
With the advancement of these devices our aim is to make DNA delivery amenable to mass prophylactic vaccination by decreasing dose levels, increasing tolerability of the vaccination, increasing the breadth of viable immunotherapy targets, and enhancing portability. Based on our data from preclinical studies of influenza, HIV, malaria, and smallpox antigens, we believe that DNA delivery with this newer generation of ID delivery, including surface electroportation (SEP) devices, has the potential to yield levels of immunogenicity in terms of both antibody and T cell responses and/or efficacy against a virus challenge that are comparable to intramuscular delivery devices currently in clinical development.
In March 2016, we acquired needle-free jet injection technology, devices and intellectual property from Bioject Medical Technologies Inc. We are developing an integrated non-invasive delivery device combining Bioject’s jet injection technology with our needle-free, SEP technology. Bioject’s needle-free devices, which use high pressure gas or springs to propel liquid medicine into skin, have been observed to have desirable utility, safety and tolerability attributes in preclinical studies and clinical trials. Under a prior research agreement, we had assessed the combination of Bioject technology with our new delivery system and generated compelling antigen expression and immune responses in animal studies.
Our Immunotherapy Products and Product Development
Our primary focus is to advance and potentially commercialize the product candidates developed from our integrated technology platform. Using this platform, we are currently developing a number of DNA-based immunotherapies for the prevention or treatment of cancer and infectious diseases. The table below summarizes the status of our product development programs.
Active SynCon® Immunotherapy Development Programs

Development Status
Product Area	Product and Indication(s)	Pre-Clinical	Phase 1	Phase 2	Phase 3	Partner/Funding/Sponsor
Cancer	Cervical dysplasia (cervical HSIL) (VGX-3100)	X	X	X	IP	Inovio
	Vulvar dysplasia (vulvar HSIL) (VGX-3100)	X	X	IP		Inovio
	Anal dysplasia (anal HSIL) (VGX-3100)	X	X	IP		Inovio
	Head and neck cancer (MEDI0457)	X	X	IP		AstraZeneca
	HPV-related cancers (cervical, anal, penile, vulvar, vaginal) (MEDI0457)	X	X	IP		AstraZeneca/MD Anderson
	Bladder cancer (INO-5401 + atezolizumab)	X	X			Roche/Genentech
	Glioblastoma (INO-5401 + cemiplimab)	X	X			Regeneron
	Prostate cancer (INO-5150 + INO-9012)	X	X	SP		Inovio
	hTERT expressing cancers (breast, lung, pancreatic) (INO-1400 + INO-9012)	X	IP			Inovio

Infectious Disease	Hepatitis B Virus (INO-1800)	X	X	SP		Inovio
	Hepatitis C Virus (GLS-6150)	X	IP			GeneOne Life Science
	Zika (GLS-5700)	X	IP			GeneOne Life Science
	Ebola (INO-4212)	X	IP			GeneOne Life Science/DARPA
	MERS (GLS-5300)	X	IP			GeneOne Life Science/IVI
	HIV (preventive & therapeutic) (PENNVAX®-GP)	X	IP	SP		NIH/NIAID

X	= Completed
IP	= In Progress
SP	= Seeking Partner
Cancer Vaccines/Immunotherapies
Background
In recent years there have been multiple technology advancements and product approvals that have highlighted the potential of immunotherapies to usher in a new era of cancer therapeutics. Monoclonal antibodies (mAbs) such as Herceptin® and dendritic cell therapy Provenge® for prostate cancer have had varying degrees of success. While a significant step forward, suitable monoclonal antibodies with desired characteristics have been difficult to design or identify and expensive to produce, and the technology does not lend itself to designing mAbs for many diseases. Dendritic or other cell-based therapy is a highly personalized medicine involving removing cells from the patient, modifying them, multiplying them, then returning them to the body. In addition to the high cost and complex processes to manufacture products, a weakness of this approach is that it has not been shown to generate high levels of cancer-specific T cells.
Progress in the field of immune checkpoint inhibitors (CIs) has resulted in optimism regarding the potential for new immunotherapies against a spectrum of cancers. The immune system relies on a safeguard system of checkpoint mechanisms to prevent excessive or incorrectly directed immune responses. Many cancer cells have the ability to “hijack” these checkpoints and neutralize T cells sent by the immune system to eliminate them. Checkpoint inhibitors prevent cancer cells’ ability to interfere with these checkpoints and enable T cells (especially CD8+ killer T cells) to complete their appropriate and intended killing function against cancer cells. Clinical trials of checkpoint inhibitors have shown notable therapeutic impact against melanoma and other cancers, but with response rates in the 15-20% range (and only in the case of melanoma going up to the 40% range or higher), there remains a significant opportunity. Observations suggest CIs may be less effective if there is not a high enough pre-existing level of antigen-specific CD8+ T cells in the tumor micro-environment, meaning that the tumor is “cold” rather than “hot” (with a significant level of CD8+ T cells). More recently, scientists have recognized that a strong CD8+ T cell generating “active” immunotherapy may be able to transform a "cold" tumor into a "hot" tumor and in combination with CIs may possess significant therapeutic potential to fight cancers.
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
What is an “ideal” active immunotherapy? We seek to advance product candidates that are effective, efficient and safe, specifically those that:

•	target disease-specific antigens or proteins unique to a cancer or infectious disease;

•
do not depend on complex manufacturing processes such as removal of dendritic cells or T cells from the patient that are then modified in the laboratory, amplified and then re-introduced in the patient as autologous or allogeneic cell based therapies;

•activate functional killer T cells with the necessary killing tools, such as granzyme and perforin;

•	generate robust T cell responses or a significant number of T cells that are persistent and durable over time (memory response);
•do not induce unwanted immune responses;
•do not induce toxic inflammatory responses; and
•are capable of “breaking tolerance” of cancer cells grown in the body.

Data from our Phase 2b data of VGX-3100, discussed below, show that our product candidates are capable of achieving these characteristics with our approach to activating significant antigen-targeted T cells. Based on this approach, we are advancing a growing pipeline of pre-clinical and clinical immunotherapy product candidates.
VGX-3100 for the Treatment of HPV-related Precancerous Lesions
Overview and Background
Human papillomavirus, or HPV, is sexually-transmitted, persistent infection with one or more high-risk (HR) genotypes of that virus can lead to, and thus are the causative agents responsible for, cervical pre-cancers (cervical dysplasia), cervical cancer, other anogenital cancers, and head & neck cancer, which is one of the most rapidly growing cancers in men. Scientific literature estimates that, at any given time, approximately 43% of the U.S. and world’s adult population is infected with HPV, and about 25% of adult men and 20% of adult women in the U.S. have a genital infection with one or more HR-HPV genotypes. The lifetime risk for acquiring an HPV infection of any genotype is about 70% in sexually active U.S. adults and about 80% worldwide.
HPV is the most common viral infection of the reproductive tract and is the major cause of cervical cancers. Almost 300 million women globally are estimated to be infected with HPV, with another 30 million additional cases that have progressed to the pre-cancerous stage. Nearly 570,000 new cases of cervical cancer are diagnosed annually world-wide, and more than 311,000 women die from this cancer each year. Virtually all cases are linked with persistent infection with HPV. Challenges with acceptance, accessibility and compliance of vaccines to prevent HPV infection and the resulting pre-cancers and cancers have resulted in only 40% of young women being vaccinated in the United States, and even less in some of the other countries around the world which have access to those vaccines.
While roughly 90% of HPV infections are ultimately cleared naturally by the body's own immune system, persistent cervical infection with one or more HR-HPV genotypes can lead to cervical high grade squamous intraepithelial lesions (HSILs) and, if untreated, eventually invasive cervical cancer. Researchers have estimated the global prevalence of clinically pre-cancerous HPV infections at between 28 and 40 million. HPV-16 and HPV-18 are the two most prevalent high-risk types of HPV worldwide, causing the significant majority of HPV-related cancers. In the U.S., HPV-16/18 are found in about 45% to 50% of all cervical HSILs and about 70% of invasive cervical cancers.
The estimated annual incidence of cervical HSIL caused by HPV-16 and/or HPV-18 is approximately 195,000 persons in the United States and 233,000 persons in Europe. We believe these patients represent a significant market opportunity for our product candidates. Cervical HSIL can only be treated by an invasive surgical procedure.
To prevent HPV infection, there is currently one FDA approved preventive vaccine available in the U.S., called Gardasil® 9. That vaccine protects against infection by nine total HPV genotypes, consisting of seven genotypes that confer high risk for cancer and two that confer risk for genital warts. Preventive HPV vaccines cannot treat or protect those already infected with the same HPV genotypes, which is a large population. In addition, many girls and women eligible to be vaccinated have not been receiving these vaccines. In 2017, a U.S. national survey found that only 57% of girls aged 13-17 years were up to date with the HPV vaccine series. Currently there is no viable immunotherapy or drug to fight established HPV infection or treat cervical dysplasia and/or cancer caused by HPV.
Current management options for cervical HSIL are unappealing. The “watch-and-wait” process associated with low grade squamous intraepithelial lesions (LSIL, formerly called low-grade dysplasia or CIN 1) and in some young women with higher grade lesions (CIN 2) is a stressful approach. The only available treatment option for cervical HSIL is surgery, which involves ablating or cutting a women’s cervix to remove the pre-cancerous lesions. While surgical procedures are generally initially effective in removing lesions, they can lead to short-term adverse effects including cervical scarring, excess bleeding and infection, and to longer-term reproductive risks such as pre-term birth, miscarriage, and perhaps infertility. Current excisional and ablative procedures increase the overall risk of pre-term births from 5.4% to 10.7%, according to Kyrgiou et al in a major meta-analysis published June 2016 in the British Medical Journal. Anticipation of these procedures produces significant anxiety for patients, despite their doctor’s reassurances, and full recovery from surgery can take up to several weeks. Because surgery does not clear the underlying HPV infection, there is a 10-16% chance of high-grade pre-cancer lesion recurrence after surgery as a result of persistent HPV infection and/or incomplete removal of the lesion, with the persistent HPV infection being the better predictor of recurrence.
Our product candidate VGX-3100 is designed to significantly increase T cell immune responses against the E6 and E7 antigens of HPV types 16 and 18 that are present in both precancerous and cancerous cells transformed by these HPV types. E6 and E7 are oncogenes that play an integral role in transforming HPV-infected cells into precancerous and cancerous cells. The goal of the immunotherapy is to stimulate the body's immune system to mount a killer T cell response strong enough to cause the killing of cells producing the E6/E7 protein. The potential of such an immunotherapy would be to treat precancerous dysplasias caused by these HPV types.

VGX-3100 for the Treatment of Cervical High Grade Squamous Intraepithelial Lesion (HSIL)
Phase 2b Study Results
In March 2011, we initiated a randomized, placebo-controlled, double-blind Phase 2b study of VGX-3100 delivered using our CELLECTRA® device in women with HPV type 16 or 18 and diagnosed with, but not yet treated for, cervical high grade squamous intraepithelial lesion (HSIL) (also called high grade cervical intraepithelial neoplasia (CIN 2/3)). The women in the study received either 6 mg of VGX-3100 or a placebo. VGX-3100 and placebo were administered using the CELLECTRA® device at months 0, 1 and 3. The study assessed efficacy by measuring regression of cervical lesions from CIN 2/3 to CIN 1 or normal in the treated versus control subjects. Immunological responses were also measured in this clinical study to assess the ability of this therapy to generate strong T cell responses in a larger, controlled study. Safety was also assessed.
The primary endpoint of the trial, histologic regression, was evaluated 36 weeks after the first treatment. In the per protocol analysis of this three-immunization regimen, CIN 2/3 resolved to CIN 1 or no disease in 53 of 107 (49.5%) women treated with VGX-3100, compared to 11 of 36 (30.6%) who received placebo. This difference was statistically significant (p=0.017). Intent to treat results were also similar and statistically significant.
There was also a high level of complete clearance of CIN 2/3. In a post-hoc analysis, CIN 2/3 resolved to no disease in 43 of 107 (40.2%) women treated with VGX-3100, compared to 6 of 36 (16.7%) who received placebo (p=0.006).
A secondary endpoint of the trial was virological clearance of HPV 16 or 18 from the cervix in conjunction with histopathological regression of cervical dysplasia to CIN 1 or no disease. This endpoint was achieved in 43 of 107 (40.2%) VGX-3100 recipients, compared to 5 of 35 (14.3%) placebo recipients (p=0.001). We believe this is an important outcome, as persistence of the HPV virus is associated with recurrence of cervical dysplasia.
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
This paper reported further details regarding the characteristics of T cells generated and their association with efficacy outcomes. Analyses of patient immune responses showed that overall antigen-specific T cell levels in women treated with VGX-3100 were greater than those treated by placebo at all observation periods. At week 14, levels of CD8+ T cells specific to the E6 and E7 HPV antigens in women treated with VGX-3100 were ten times greater than those in the placebo group. This response increased with each of the three immunizations, then declined modestly to a sustained and durable level of T cells (memory T cells) measured through 36 weeks (24 weeks post-treatment).
Patients whose lesions regressed had higher frequencies of HPV-specific CD8+ T cells which co-expressed key molecules important in the T cell killing cascade and directly correlated with clinical efficacy. Specifically, higher levels of CD8+ killer T cells co-expressing checkpoint molecule CD137 on their surface, as well as the cytolytic protein perforin, were observed to be a predictive tool for efficacy. As a strong activation marker for CD8+ T cells, stimulation through CD137 has been shown in some systems to confer resistance of CD8+ T cells to the suppressive activity of regulatory T cells, indicating that its presence can identify tumor reactive T cells. Perforin is a pore-forming protein deployed by killer T cells to bore holes into the target cell's plasma membrane and destroy the cell. The difference in frequencies of CD8+ T cells expressing CD137 and perforin was greatest in patients who had both regressed their lesions and cleared HPV as compared to patients who did not.
To our knowledge, this was the first published study from which a direct correlation between antigen-specific CD8+ T cells generated in vivo and clinical efficacy was observed. We have identified several key biomarkers of killer T cells that we believe can be used to predict the clinical efficacy of VGX-3100, as well as other immunotherapies, which we will seek to confirm in our ongoing Phase 3 trial.
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
Preparation and Launch of VGX-3100 Phase 3 Study

In preparation for pivotal Phase 3 development and commercialization, we completed a manufacturing technology-transfer to a commercial manufacturing facility and scaled up manufacturing of VGX-3100.
We also designed and manufactured a new delivery device, our CELLECTRA® 5PSP device, which is fully automated, smaller and more user-friendly compared to our device previously used in the Phase 2b clinical trial.
We have conducted additional market research with physicians and patients that have further characterized the unmet medical needs relating to the treatment of CIN 2/3 cervical dysplasia. These include a preference for a non-invasive, non-surgical procedure for removing cervical lesions; a treatment that can clear HPV, the cause of the pre-cancer, throughout the body and not just in the limited area of the lesion; and a treatment that does not result in pre-term births or infertility. We believe that CIN 2/3 represents a unique market opportunity for a novel therapy capable of providing a first-line alternative to surgery and in some cases even an alternative to watchful waiting. This market research will help guide our communication and interaction with the physician, patient and support communities.
Phase 3 Program for VGX-3100 (REVEAL)
Our Phase 3 program, named REVEAL, consists of a primary study (REVEAL 1) and confirmatory study (REVEAL 2), in accordance with the FDA's general guidance for Phase 3 programs, to be conducted in parallel. The studies will each enroll 198 patients. Mark Einstein, MD, MS, FACS, FACOG, Professor and Chair Department of Obstetrics, Gynecology and Women’s Health Assistant Dean, Clinical Research Unit, Rutgers New Jersey Medical School, is Principal Investigator for the studies.
The REVEAL studies are prospective, randomized (2:1), double-blind, placebo-controlled trials evaluating adult women with HPV 16/18 positive biopsy-proven cervical HSIL (CIN 2/3). The primary endpoint is regression of cervical HSIL and virologic clearance of HPV-16 and/or HPV-18 in the cervix, which was a secondary endpoint that was achieved in our Phase 2b trial described above. Overall, the Phase 3 studies will evaluate cervical tissue changes at approximately 9 months after beginning a three-dose regimen of VGX-3100 administered at months 0, 1 and 3. Secondary endpoints include safety; tolerability; regression of CIN 2/3 to CIN 1 or normal; virologic clearance of HPV; efficacy measured by non-progression to cancer; and clearance of HPV from non-cervical anatomic locations. If the results of the REVEAL trials are positive, we are targeting the submission of a biologics license application, or BLA, to the U.S. Food and Drug Administration, or FDA, by the end of 2021.
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
Interim efficacy results from the Phase 2 vulvar trial are anticipated in the second half of 2019.
VGX-3100 for the Treatment of Anal High Grade Squamous Intraepithelial Lesion (HSIL)
We have expanded the clinical development program for VGX-3100 to include treatment of HPV-16/18-associated anal high grade squamous intraepithelial lesions (anal HSIL, formerly called anal intraepithelial neoplasia, or AIN). This included launch of a Phase 2 study in 2018 for such patients who were also HIV-negative and a partnership with the AIDS Malignancy Consortium (AMC) for a similar trial in HIV-positive patients. The randomized, open-label trial in HIV-negative patients will assess the efficacy of VGX-3100 in 24 patients, and the immunotherapy will be administered with our CELLECTRA® intramuscular (IM) delivery device. The primary endpoint of the study is histologic clearance of the high-grade lesions and virologic clearance of the HPV-16/18 virus in anal/peri-anal tissue samples. The study will also evaluate safety and tolerability of VGX-3100.
Left untreated, anal HSIL may progress to cancer. Spontaneous regression of anal HSIL may occur, but only in the range of 20% to 29% of patients after one year of follow-up. Persistent infection with a high-risk HPV genotype is responsible for a large portion of anal cancer. In the U.S., about 55% to 80% of anal HSIL cases are associated with HPV-16/18, and worldwide about 80% of anal HSIL cases are associated with HPV-16/18. In the U.S., over 90% of anal cancer is attributable to HPV, and about 87% of those HPV anal cancers are attributable to HPV-16/18 specifically.

It is estimated that nearly 8,600 new cases of and more than 1,100 deaths from anal cancer occurred in the United States in 2018. Anal cancer incidence has increased in the United States by an annual average 2.2% over the last ten years. The incidence of this cancer is considerably higher among certain risk groups, such as HIV-positive men and women, men who have sex with men, and other immunocompromised individuals, such as solid organ transplant patients, as compared to the overall population.
There are no validated screening tests or a general screening recommendation consensus for anal HSIL. Currently, the treatments for anal HSIL consist of excising or ablating the lesion(s). Treatment usually consists of repeated ablation, most commonly radiofrequency ablation (RFA), resections or laser therapy. However, treatment of anal HSIL represents a significant unmet medical need due primarily to the high recurrence rates up to 49% one year after treatment.
VGX-3100 Immune Correlates and Biomarker Signatures
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
ApolloBio Collaboration Agreement
In December 2017, we entered an amended agreement providing ApolloBio Corporation with the exclusive right to develop and commercialize VGX-3100 within Greater China (defined as China, Hong Kong, Macao and Taiwan). Additional details on the ApolloBio Agreement are provided below under "Business-License, Collaboration and Supply Agreements." The transaction closed in March 2018.
Upon the closing of the transaction in March 2018, we received proceeds of $19.4 million which comprised the upfront payment of $23.0 million less $2.2 million in foreign income taxes and $1.4 million in certain foreign non-income taxes. We may also receive potential milestone payments of up to $20 million in the aggregate. In addition, we are entitled to receive double-digit tiered royalty payments on sales. This collaboration of VGX-3100 encompasses the treatment and/or prevention of precancerous HPV infections and HPV-driven dysplasias (including cervical, vulvar and anal precancers) and excludes HPV-driven cancers and all combinations of VGX-3100 with other immunostimulants. The agreement also provides for potential inclusion of the Republic of Korea during the first three years of the term of the agreement.
MEDI0457 (VGX-3100 + INO-9012) for the Treatment of HPV-Related Cancers
Overview and Background
HPV is also associated with some head and neck cancers, especially those in the oropharynx and perhaps to some extent the larynx and oral cavity. The incidence of HPV-caused oropharyngeal squamous cell cancer (OPSCC) has increased significantly within the last 30 years in the U.S., including a 225% increase from 1988 to 2004, an average annual increase of 14%. More recently in the U.S., from 1999 to 2015, HPV-associated OPSCC incidence increased among men at an annual average rate of 2.7% and among women at an annual average rate of 0.8%, and in approximately 2009 the incidence of these HPV-associated mouth and throat cancers in men exceeded that of cervical cancers in women. Oropharyngeal cancer is the fastest-rising cancer among young white men in the United States, and U.S. men in general are about four times more likely than women to be diagnosed with HPV-associated oropharynx cancer. Increasing trends of the cancer in the U.S. are projected to continue at least through the year 2030. The estimated U.S. prevalence of HPV-caused oral cavity and pharynx cancer was approximately 108,000 cases in 2015.
In 2015, OPSCC was the most common HPV-associated cancer in the U.S., with nearly 19,000 new cases diagnosed that year (15,479 cases among men and 3,438 cases among women). An estimated 51,540 new cases of this cancer in general, whether or not HPV-associated, occurred in 2018 in the U.S., and 10,030 persons died of this cancer that year. Worldwide, an estimated nearly 93,000 new cases of oropharyngeal cancer overall occurred in 2018, and about 25,400 to 29,000 cases per year of this cancer are HPV-associated.
Scientists have estimated that by 2030 OPSCC will constitute the majority of all head & neck cancers. About 70% of cancers of the oropharynx are now caused by HPV, with HPV-16 being the most prevalent genotype and causing about 86% of those HPV-caused cancers.
Improvements in primary treatment modalities (surgery and radiation) have produced significant improvements in morbidity, but intensive radiation has a profound long-term impact on mortality and quality of life. Based on these factors, we believe there is a significant opportunity for an effective immunotherapy.
Considering the several known cancers caused by HPV, the relative and total burden of those in terms of the annual U.S. average annual incidence rates and portions attributable to the HPV-16/18 genotypes for the period of 2008 to 2010 are shown in the table below. In total for that period, an average of more than 30,000 cases of HPV cancers per year were diagnosed in the U.S., and 80% (nearly 25,000) of those per year were specifically due to HPV-16/18 genotypes.

Annual Incidence of HPV-Attributable Invasive Cancers by Site in the United States, 2008-2010

Invasive Cancer tissue site	Avg. n in Sites where HPV is often found (i.e. HPV-associated cancers)	Cancers Attributable to Any HPV n (% of HPV-pos.)	Cancers Attributable to HPV-16/18 n (% of any HPV-attributable)
Oropharynx	14,972	10,567 (100%)	9,118 (86.3%)
Cervix	12,114	10,976 (100%)	8,018 (73.1%)
Anus	5,715	5,203 (100%)	4,537 (87.2%)
Vulva	4,131	2,840 (100%)	2,009 (70.8%)
Vagina	1,106	830 (100%)	609 (73.4%)
Penis	1,183	749 (100%)	567 (75.7%)
Total	39,221	31,164 (100%)	24,858 (80.0%)

Worldwide data estimates for the year 2012 are shown in the table below. For that year, an estimated 630,000 cases of new HPV cancer cases occurred, and more than 70% (430,000) of those cases were specifically due to HPV-16/18 genotypes.

Annual Incidence of HPV-Attributable Cancers by Site Worldwide

MEDI0457 for the Treatment of Head & Neck Cancer
In June 2014, we initiated a Phase 1 clinical trial assessing the immunogenicity and safety of our product candidate INO-3112 (consisting of a combination of VGX-3100 and our product candidate INO-9012) in head & neck cancer patients. INO-3112 is now called MEDI0457, following our collaboration with AstraZeneca, described below. We added INO-9012, a DNA-based IL-12 immune activator, to VGX-3100 for this cancer study because our prior HIV vaccine clinical study had indicated that the addition of IL-12 to our DNA immunotherapy could enhance the activation of CD8+ T cells.
We enrolled 22 adults with HPV16 and/or HPV18-positive head & neck squamous cell carcinoma (HNSCC) in this open-label Phase 1 trial. Patients were treated with 4 doses of MEDI0457 and then followed for safety, immune and clinical responses. In one part of the study, six patients were treated once with MEDI0457 before and after resection of their tumor. These patients received 3 additional doses subsequent to surgery and chemoradiation therapies. In the second part of the study, 16 patients were recruited into the study after their surgery and completion of chemotherapy and radiation therapy. These patients were treated with 4 doses of MEDI0457 and followed. Each MEDI0457 treatment was administered using our CELLECTRA® delivery system.
In November 2016, at the Annual Meeting of the Society for Immunotherapy of Cancer (SITC), we reported interim immunology results showing that in the group of six patients treated before resection (one dose averaging 14 days and ranging 7 to 28 days prior to definitive surgery) and post-surgery (three additional doses), MEDI0457 generated robust HPV16/18 specific CD8+ T cell responses in peripheral blood in four of five subjects who also showed increased T cell activation in resected tumor tissue samples. One subject withdrew consent after surgery, leaving five evaluable subjects in this group.
In October 2018, we announced a paper published in Clinical Cancer Research, a major cancer journal, detailing results of a patient with head and neck cancer treated with MEDI0457 who achieved a sustained complete response (full remission) on treatment with a subsequent PD-1 checkpoint inhibitor. In the Inovio-sponsored study of 22 patients with head and neck squamous cell carcinoma we reported 91% (20/22) of patients showed T cell activity in the blood or tissue.
In January 2019, we announced that a second patient with HPV-related head and neck cancer treated with MEDI0457 in a Phase 1 trial achieved a sustained complete response (full remission) after subsequent treatment with a PD-1 checkpoint inhibitor.
Both patients who achieved full cancer remission were treated with four doses of synthetic DNA vaccine as part of the Phase 1 trial. This shows that synthetic DNA vaccine generated robust HPV16/18 specific CD8+ T cell responses in peripheral blood and increased CD8+ T cell infiltration in resected tumor tissue samples.
Of the four patients who developed progressive disease and were subsequently administered a PD-1 checkpoint inhibitor, two patients rapidly exhibited a complete response. The most recent patient for which data was presented in January 2019 received pembrolizumab (KEYTRUDA®), while the previously reported complete responder was treated with nivolumab (OPDIVO®). The patients moved from metastatic head and neck cancer to no evidence of disease and they remain alive two years after treatment.
Increasing evidence suggests that response rates from checkpoint inhibitors can be enhanced when used in combination with cancer vaccines like MEDI0457 that generate tumor-specific T cells. Interim data from a MEDI0457 monotherapy study of head and neck cancer patients demonstrated that MEDI0457 generated robust HPV16/18 specific CD8+ T cell responses in peripheral blood and increased CD8+ T cell infiltration in resected tumor tissue samples.
Collaboration with AstraZeneca
In August 2015, we formed a strategic collaboration with MedImmune, the global biologics research and development arm of AstraZeneca (AstraZeneca), focused on cancer immunotherapies. Under this agreement AstraZeneca licensed INO-3112 (renamed MEDI0457), to be studied in combination with selected immunotherapy molecules within its pipeline in HPV-driven cancers. See “Business- License, Collaboration and Supply Agreements” for additional information about the collaboration agreement.
In May 2017, we announced that AstraZeneca will conduct a Phase 1/2 clinical trial investigating the combination of MEDI0457 and durvalumab, a PD-L1 checkpoint inhibitor. The combination trial will enroll patients with metastatic HPV-related HNSCC with persistent or recurrent disease after chemotherapy treatment.
The open-label clinical trial is designed to evaluate the safety and efficacy of the combination therapy in approximately 50 subjects with metastatic head and neck cancer at multiple U.S. sites. Subjects will receive multiple doses of MEDI0457 and durvalumab. The primary endpoints of the trial are safety and objective response rate. The trial will also evaluate immunological impact, progression-free survival and overall survival. The Phase 2 portion of this study was initiated in December 2017 and this event triggered a $7 million milestone payment from AstraZeneca.
In December 2018, we announced the dosing of the first patient in an open-label, Phase 2 combination trial to evaluate MEDI0457, in combination with durvalumab, in patients with HPV-associated cervical, anal, penile and vulvar cancers. This trial, which is being funded by AstraZeneca, has an estimated total enrollment of 77 patients.
The first dosing of a cervical cancer patient in this trial resulted in an undisclosed milestone payment from AstraZeneca to us in 2018. A first dosing of a patient with a third distinct HPV-associated cancers other than H&N or cervical will trigger another Phase 2 milestone payment in 2019.
Under our collaboration agreement, AstraZeneca will fund all of the costs of developing MEDI0457.
INO-5150 for the Treatment of Prostate Cancer
The development of a new treatment for prostate cancer would be a significant medical advance given that present treatment options (surgery, radiation and hormone deprivation), while somewhat effective, all carry deleterious side effects and often do not confer long-term cure. In the United States in 2018, there were an estimated 164,690 new cases of prostate cancer and more than 29,000 deaths occurred due to this cancer. Worldwide in 2018, an estimated 1.28 million new cases of and nearly 360,000 deaths occurred due to this cancer.
In July 2015, we initiated a Phase 1 trial to evaluate our DNA immunotherapy for prostate cancer, INO-5150, in men with biochemically relapsed prostate cancer. This study is evaluating the safety, tolerability and immunogenicity of INO-5150 alone or in combination with INO-9012. The multi-centered study is also evaluating changes in prostate specific antigen, or PSA, levels, an important biomarker in prostate cancer. We have fully enrolled 62 patients in the trial across 4 dose cohorts.
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
In June 2018, additional prostate cancer data from the trial was presented at the American Society of Clinical Oncology (ASCO) annual meeting. The additional data showed clinically meaningful PSA stabilization after administration of INO-5150 in patients, with no documented disease progression during the study. Of note, this effect was also observed in the patients with the fastest PSA doubling at the time of study entry.
In October 2018, we announced new data from the trial in which a slowing of Prostate-Specific Antigen Doubling Time (PSADT) was observed in men with prostate cancer. Eighty-six percent (86%) of patients remained progression-free at Week 72 of the study, and immunogenicity was observed in 77% (47/61) of patients by multiple immunologic assessments. These data were presented in a poster entitled “Synthetic DNA immunotherapy in Biochemically Relapsed Prostate Cancer” at the 2018 European Society for Medical Oncology (ESMO) congress.
We have announced that we are seeking strategic collaborators in order to continue the development of INO-5150.
INO-1400 for the Treatment of Multiple Solid Tumor Types (hTERT antigen)
Human telomerase reverse transcriptase (hTERT) is a significant cancer immunotherapy target. High levels of hTERT have been detected in more than 85% of all human cancers, including breast, lung, and pancreatic cancers, while normal cells showed undetectable levels of telomerase expression. Immunological analysis indicated that hTERT is a widely applicable target recognized by T-cells and can be potentially used as a universal cancer immunotherapy. In 2018, over 555,000 new cases of breast, lung, or pancreatic cancers are estimated to have occurred in the United States and nearly 240,000 people died from these cancers collectively. Worldwide in 2018, more than 4.6 million new cases of these cancers occurred and more than 2.8 million people died from these cancers collectively. Despite available treatments, mortality rates remain unacceptably high in these tumor types. In addition, many existing treatment modalities are associated with significant adverse events.
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
INO-5401: Immunotherapy targeting WT1, hTERT, and PSMA cancer antigens
INO-1400 is also part of our product candidate INO-5401, an immunotherapy comprising hTERT and two other tumor-associated antigens, Wilms' tumor gene, or WT1, and PSMA, for which we intend to initiate a clinical study in combination with a checkpoint inhibitor.
In February 2017, we reported data indicating that our SynCon® WT1 cancer antigen was capable of breaking immune tolerance, a major challenge to researchers striving to develop potent cancer therapies, and induced neo-antigen-like T cell responses to cause tumor regression in pre-clinical studies. The results were published in the scientific journal Molecular Therapy in an article entitled, “A novel DNA vaccine platform enhances neo-antigen-like T cell responses against WT1 to break tolerance and induce anti-tumor immunity.”
While mice in the preclinical study did not mount an immune response to native mouse WT1 antigens, mice immunized with our SynCon® WT1 antigen broke tolerance and generated robust neo-antigen-like T cells. The immunized mice also exhibited smaller tumors and prolonged survival in a tumor challenge study. SynCon® WT1 DNA vaccination also broke tolerance and generated neo-antigen-like T cell immune responses in Rhesus monkeys, a species whose immune system closely resembles that of humans. The ability to overcome the immune system’s usual tolerance of WT1 antigen suggests the potential of our SynCon® WT1 antigen to tackle any WT1-expressing cancer in humans, including pancreatic, brain, lung, thyroid, breast, testicular, ovarian, and melanoma.
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
INO-5401 for the Treatment of Metastatic Bladder Cancer
In the U.S., an estimated 81,190 new cases of bladder cancer and 17,240 deaths due to bladder cancer occurred in 2018. Worldwide, nearly 550,000 new cases of urinary bladder cancer are estimated to have occurred in 2018 worldwide, with this cancer accounting for nearly 200,000 deaths. Advanced unresectable or metastatic urothelial carcinoma, or UC, the most common type of bladder cancer, remains a high unmet medical need, as survival remains poor for most patients who experience disease progression or intolerance to treatment during or after platinum-containing chemotherapy. The approval of several checkpoint inhibitors for advanced unresectable or metastatic UC has improved response and survival rates for some patients; however, the majority of patients do not experience meaningful clinical responses to checkpoint inhibitor monotherapy.
In August 2018, we dosed the first patient in an open-label, Phase 1/2a study designed to evaluate the safety, immunogenicity and clinical efficacy of INO-5401, in combination with INO-9012 and Roche/Genentech’s product, atezolizumab, PD-L1 inhibitor, for the treatment of advanced or metastatic bladder cancer. The trial, which we are managing, is expected to enroll approximately 85 patients at sites located in the United States and Spain.
Patients will be divided into two cohorts. Cohort A includes patients with confirmed disease progression during or following prior checkpoint inhibitor therapy, while Cohort B patients are treatment naïve and unfit for cisplatin-based therapy. Primary endpoints are incidence of adverse events (AEs), antigen-specific immunologic activation and objective response rate (ORR) in Cohort A. Secondary endpoints are Cohort B’s ORR, duration of response, progression free survival and overall survival. Exploratory endpoints are correlation of biomarkers to anti-tumor activity. A safety run-in will be performed for the first six patients enrolled in Cohort A to monitor emergence of any dose limiting toxicities. INO-5401 and INO-9012 (10 mg DNA combined in 1ml) will be administered by intramuscular injection followed by electroporation every 3 weeks for first 4 doses, every 6 weeks for 6 doses and every 12 weeks until disease progression. Atezolizumab (1200 mg IV) will be administered every 3 weeks until disease progression. Tumor imaging, disease assessment (per RECIST and iRECIST) and biopsies, blood and urine samples will be collected at set time points including prior to study treatment, on treatment and at disease progression.
INO-5401 for the Treatment of Glioblastoma Multiforme (GBM)
GBM is a devastating disease for both patients and caregivers. It is the most aggressive brain cancer and its prognosis is extremely poor, despite a limited number of new therapies approved over the last 10 years. The latest available U.S. data for GBM is for the period of 2011 to 2015, when an average annual number of reported new cases was 11,229. The median overall survival for patients receiving standard of care therapy is approximately 15 months and the average five-year survival rate is only 5.8% for urban residents and only 3.9% for rural residents.
In June 2018, we dosed the first patient as part of a Phase 1/2 immuno-oncology trial in patients with newly diagnosed GBM. The trial is designed to evaluate INO-5401 and INO-9012, in combination with cemiplimab (REGN2810), a PD-1 inhibitor developed by Regeneron Pharmaceuticals.
The open-label trial of 50 newly diagnosed GBM patients will be conducted at approximately 25 U.S. sites, and the primary endpoint is safety and tolerability. The study will also evaluate immunological impact, progression-free survival and overall survival.
Infectious Disease Vaccines/Immunotherapies
INO-1800 for the Treatment of Hepatitis B Virus
Although an effective preventive vaccine against hepatitis B virus, or HBV, infection has existed for over three decades, HBV remains a major epidemic, especially among people of Asian and African descent. The World Health Organization estimates that 2 billion people globally are or have been infected with HBV, with over 257 million people chronically infected with the virus and at risk of developing the major complications of cirrhosis or liver cancer. It is estimated that over two million people in the United States are chronically infected with the virus, including those who were foreign-born. Currently, the only therapies available for chronically infected individuals are interferon-alpha and nucleoside analog treatments, which function by controlling viral replication, but they do not clear infection. Interferon can prevent viral replication in only 30% of patients and does so with undesirable side effects.
Liver cancer is the fourth most common cause of death from cancer worldwide, and it kills the vast majority of patients within five years of diagnosis in the U.S. An estimated more than 841,000 new cases arose in 2018 worldwide, including 42,220 cases in the U.S. One of the major causes and risk factors for liver cancer is infection by hepatitis B. Chronically infected individuals may develop a permanent scarring of the liver, a condition called cirrhosis. Liver cirrhosis can evolve into hepatocellular carcinoma, which claimed an estimated 780,000 lives worldwide in 2018.
INO-1800 is encoded for the HBcAg antigen and represents a consensus of the unique HBcAg DNA sequences of all major HBV genotypes (A through E). When delivered by CELLECTRA®, in a preclinical study, INO-1800 elicited strong HBcAg-specific T cell and antibody responses in the periphery (outside of the liver) as measured by ELISpot, ICS and cell proliferation assays. Researchers observed that the immunization could also induce antigen-specific CD8+ and CD4+ T cells that produced both IFN-y and TNF-a in the liver, indicating that a strong immunotherapy-induced T cell response was also present in the liver.
In the preclinical study, the antigen-specific T cells exhibited a killing function and were able to migrate to and stay in the liver and cause clearance of target cells without any evidence of liver injury. This was the first study to provide evidence that intramuscular immunization could induce killer T cells that can migrate to the liver and eliminate target cells.
In April 2015, we initiated a Phase 1 trial to evaluate INO-1800 in patients chronically infected with HBV. This randomized, open-label, active-controlled, dose escalation study was designed to evaluate the safety, tolerability and immunogenicity of INO-1800 alone or in combination with INO-9012. This international study enrolled patients in the United States and Asia Pacific region with a primary endpoint of safety and tolerability of the therapy. Secondary endpoints are evaluating the cellular and humoral immune response to INO-1800 and its effect on several viral and antiviral parameters. All trial subjects are also medicated with standard-of-care antiviral therapies.
In March 2018, we announced interim results from the trial, in which INO-1800 was well-tolerated and generated virus-specific T cells, including CD8+ killer T cells, meeting the objectives of the clinical study. Preliminary immunology data from the trial revealed that treatment of patients with INO-1800 resulted in the generation of T cells that recognized key components of the hepatitis B virus and reacted by making antiviral cytokines such as Interferon gamma, a protein believed to be linked to clearance of HBV from the liver. In the trial, INO-1800 was also able to activate and expand CD8+ killer T cells that displayed markers believed to be important for retention in the liver as well as multiple potential mechanisms for killing virally infected cells.
We are currently seeking a collaboration partner in order to further advance the clinical development of INO-1800.
GLS-6150 for the Treatment of Hepatitis C Virus
In September 2018, we announced the dosing of the first patient in a Phase 1 study designed to evaluate a preventive vaccine candidate, GLS-6150, against hepatitis C infection. Recruitment has begun in South Korea, where our collaborator GeneOne Life Science, or GeneOne, is responsible for conducting and funding this Phase 1 trial to assess the ability of GLS-6150 to boost immunity in people who have been treated and cleared of the virus. We believe that the vaccine could potentially be employed to prevent infection and re-infection.
This jointly developed, open-label, Phase 1 study of GLS-6150 will evaluate a total of 24 patients who have a sustained virologic response (SVR) following treatment for Hepatitis C (n=8 per group) and an additional 8 healthy controls to compare immune responses. Subjects will receive one of two doses of vaccine, 1 or 2 mg, administered intra-dermally and followed by electroporation with our CELLECTRA®-3P device. Vaccinations will occur as a three-dose priming series (at 0, 4, 12 weeks) or as a two-dose priming series (at 0 and 8 weeks) and followed by a booster dose at 6 months. Final study visit is 4 weeks following the 6-month booster vaccination.
Zika Virus
Overview
First identified in the late 1940s in Uganda, Zika virus subsequently spread to equatorial Asia in 1969 and then rapidly spread through the Pacific, and still later, in the 2014-2016 period, to and through South America, Central America and the Caribbean. In the end of that period, Zika virus emerged in two portions of the continental United States (extreme Southeastern Florida and extreme South Texas). Zika virus is a flavivirus, a family of viruses including yellow fever, dengue, and West Nile virus, which are introduced to people through mosquito bites. Because the Aedes species of mosquitoes that spread Zika virus are found in much of the world, there is concern that the virus will spread to new countries and cause additional outbreaks. There is also concern that Zika spreads sexually in humans, at least by males to females, as has been reported for some returning travelers and documented in multiple studies. In February 2016, the WHO stated that 39 countries had reported locally acquired circulation of the Zika virus since January 2007. Geographical distribution of the virus had expanded since then, and although the incidence of infections has declined significantly since the 2014-2016 emergence in the Americas, currently the U.S. CDC still lists at least 94 countries and territories as having risk of Zika virus infection and notes that the virus is still a threat. No vaccine or therapy currently exists for the Zika virus.
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
Preclinical Studies - Zika Virus
In February 2016, we announced that our Zika vaccine administered using our CELLECTRA® delivery device resulted in seroconversion, or the development of detectable specific antibodies in the blood, in all vaccinated mice. The vaccinations also generated robust and broad T cell responses as analyzed by the standardized T cell ELISPOT assay. In data reported in May 2016, two doses of the Zika DNA vaccine delivered either intramuscularly or intradermally resulted in seroconversion, in all vaccinated non-human primates and broad T cell responses as analyzed by the standardized T cell ELISPOT assay.
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
In another preclinical study, the results of which were published in June 2017, GLS-5700 was observed to have protected against Zika virus-induced damage to testes and sperm, and prevented persistence of the virus in the reproductive tract of all vaccinated male mice challenged with a high dose of the Zika virus. This preclinical study data was published in Nature Communications in an article entitled, “DNA Vaccination Protects Mice Against Zika Virus-Induced Damage to the Testes.”
Phase 1: 40 Patient Zika Study in U.S. & Canada
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
Phase 1: 160 Patient Zika Study in Puerto Rico
In August 2017, we and GeneOne initiated a second clinical trial of GLS-5700. In this second trial, we have enrolled 160 subjects in Puerto Rico, where the Zika virus outbreak was declared a public health emergency. In this placebo-controlled, double-blind trial involving healthy adult volunteers, 80 subjects received GLS-5700 and 80 subjects received placebo. The study is evaluating the safety, tolerability and immunogenicity of GLS-5700 administered with our CELLECTRA®-3P device. We are also assessing differences in Zika infection rates in participants given either placebo or vaccine as part of an exploratory endpoint. We expect to report data from this trial in the first half of 2019.
Zika dMAb®

In December 2016, we received a sub-grant through The Wistar Institute to develop a DNA-based monoclonal antibody designed to provide a fast-acting treatment against Zika infection and its debilitating effects. The goal of this program, which was funded by the Bill & Melinda Gates Foundation, is for the researchers to develop a Zika dMAb® through human clinical trials. In the first quarter of 2019, we dosed our first subject with a Zika dMAb. See the section below entitled "Synthetic DNA-based Monoclonal Antibodies" for further information on our DNA-based monoclonal antibody program.
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
According to the U.S. CDC, the 2014 West Africa Ebola epidemic was the largest in history, resulting in 28,610 suspected and confirmed cases and 11,308 deaths as of June 2016, when it was declared over.
In 2018, two Ebola outbreaks occurred, both in the Democratic Republic of Congo (DRC). The first of these outbreaks was declared in May and was relatively well-contained and short-lived, with a total of 54 cases and 33 deaths through the declared end of the outbreak in July. However, the second outbreak, which was declared in August, has persisted and continued into 2019. This latter, current outbreak is now the second largest Ebola outbreak in history, with a total of 838 cases, 534 deaths, and 6,772 contacts being followed as of February 2019. As of January 2019, 63 health workers had become infected with Ebola virus and 21 of them have died.
Preclinical and Clinical Development - Ebola
In 2014, we entered into a collaboration with GeneOne to advance a DNA immunotherapy for Ebola into clinical development. The decision to advance our Ebola immunotherapy was based on positive results observed in preclinical studies, in which 100% of immunized guinea pigs and mice were protected from death after being exposed to the Ebola virus. Unlike the non-immunized animals, immunized animals were also protected from weight loss, a measure of morbidity. Researchers found significant increases in neutralizing antibody titers and strong and broad levels of immunotherapy-induced T cells, including "killer" T cells, suggesting that DNA immunotherapy could provide both preventive and treatment benefits. This data was published in 2013 in the peer-reviewed journal Molecular Therapy in a paper titled, "Induction of Broad Cytotoxic T Cells by Protective DNA Vaccination Against Marburg and Ebola."
In April 2015, we received a contract from the Defense Advanced Research Projects Agency (DARPA) to lead a consortium to develop multiple treatment and prevention approaches against Ebola. Other collaborators are AstraZeneca; GeneOne and its manufacturing subsidiary, VGXI, Inc.; and David B. Weiner, Ph.D., a director of our company, who also serves as executive vice president at the Wistar Institute and retired professor of Pathology and Laboratory Medicine at The Perelman School of Medicine at the University of Pennsylvania, Emory University and Vanderbilt University. A previous collaboration agreement with GeneOne for Ebola was incorporated into this consortium funded by DARPA.
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
In May 2015, we and our collaborators initiated a Phase 1 clinical trial of INO-4212, an Ebola DNA vaccine to evaluate its safety, tolerability and immune responses in 75 healthy subjects divided into five study arms. INO-4212 consists of two optimized SynCon® DNA plasmids coding for the Ebola glycoprotein antigen from circulating Ebola strains from 1975-2014. The study was designed to evaluate INO-4212 and its components INO-4201 and INO-4202, alone or in combination with INO-9012, delivered into muscle or skin using our proprietary DNA delivery technology.
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
The Ebola glycoprotein specific geometric mean antibody titers measured in the five cohorts ranged from over 2,000 to greater than 46,000. Significantly, a majority of vaccinated subjects in each of the five cohorts produced strong Ebola antigen specific T cell responses as measured by interferon gamma ELISpot analysis.
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
In October 2018, we announced that INO-4212 provided 100% protection following a challenge with a lethal dose of the Ebola virus in a preclinical study. An article in the Journal of Infectious Diseases highlights that regimens of the INO-4212 vaccine delivered by intramuscular administration provided 100% protection against a lethal Ebola challenge in all preclinical subjects. In a separate study, two injections by intradermal administration generated strong immunogenicity and provided 100% protection against a lethal Ebola challenge. In the study, scientists observed that vaccination induced long-term immune responses in monkeys that were detectable for at least one year after the final vaccination.
Middle East Respiratory Syndrome (MERS)
Overview
MERS is a viral respiratory illness first reported in Saudi Arabia in 2012. MERS appears to have been transmitted from an animal reservoir to humans but human to human transmission has been confirmed. This communicable virus has not been shown to spread in a sustained way in communities, but rapid spread in the nosocomial setting, such as emergency rooms and/or hospitals without adherence to state-of-the-art infection control practices, can result in outbreaks with many cases, including superspreading events. Like the severe acute respiratory syndrome (SARS) outbreak in 2003, which made approximately 8,000 people ill and was fatal in nearly 10% of those cases, MERS is caused by a coronavirus and appears to cause a severe lung infection. However, the case-fatality rate (death rate) of MERS has typically been between 30% and 40%, which is significantly higher than that of SARS. While the SARS epidemic in 2003 killed 10% of those who became ill from the SARS virus, MERS has killed approximately 35% of people who people who became ill from the MERS virus from 2012 to December 2017. MERS differs in that it also causes rapid kidney failure. Its high death rate has caused serious concern among global health officials.
Despite the continuing threat of MERS outbreaks, there are no licensed vaccines or treatments for MERS. Since the virus was first identified in Saudi Arabia in 2012, the World Health Organization reports 2,298 laboratory-confirmed cases of MERS and 811 deaths from MERS worldwide as of January 2019. Twenty seven countries have reported cases, including Korea where an outbreak in the summer of 2015 resulted in 186 cases and 38 deaths. The majority of MERS cases reported in the world by country have been reported from the Kingdom of Saudi Arabia, with a total of 1,915 cases, 735 associated deaths, and a case-fatality rate of 38% from 2012 through January 2019. In early 2019, a MERS outbreak occurred in the Saudi Arabian city of Wadi Aldwasir and continues. As of February 21, 2019, a total of 47 MERS cases had been reported in that outbreak.

Preclinical and Clinical Development - MERS
In November 2013, we announced that preclinical testing of our SynCon® MERS vaccine candidate, GLS-5300, had induced robust and durable immune responses in mice, demonstrating the potential for such a vaccine to prevent and treat this deadly virus. DNA vaccine constructs targeting multiple MERS antigens were designed using our SynCon® vaccine platform with the goal to universally protect against multiple strains of MERS, which has been shown to have diverse genetic variants. These SynCon® constructs were administered via our CELLECTRA® delivery technology.
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
The vaccinations were also highly T cell immunogenic, generating robust and broad T cell responses as extensively analyzed by the standardized T cell ELISPOT assay. The vaccine produced robust CD8+ and CD4+ T cell responses against multiple epitopes of the MERS spike protein. This increased diversity and magnitude of cellular responses may be critical for effectively mitigating MERS infection.
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
In February 2016, we and our collaborator GeneOne commenced a Phase 1, dose-escalation clinical trial of GLS-5300 in 75 healthy volunteers at the Walter Reed Army Institute of Research (WRAIR) in Maryland. The primary and secondary goals of this first-in-man Phase 1 trial are to obtain safety and immunogenicity data. This trial represents the first MERS vaccine to be tested in humans for this disease that has no approved vaccines or treatments.
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
In April 2018, we announced a collaboration with The Coalition for Epidemic Preparedness Innovations (CEPI) under which we will develop vaccine candidates against Lassa fever and Middle East Respiratory Syndrome (MERS). CEPI will fund up to $56 million of costs to support our pre-clinical and clinical advancement through Phase 2 of GLS-5300, as well as a Lassa fever vaccine. The goal of the collaboration is for the Lassa and MERS vaccines to be available as soon as possible for emergency use.
In June 2018, we announced positive results from the Phase 1 trial of GLS-5300. In the trial, treatment with GLS-5300 was well tolerated and resulted in overall high levels of antibody responses in roughly 95% of subjects, while also generating broad-based T cell responses in nearly 90% of study participants. Antibody responses were observed in 94% of subjects at week 14 (two weeks after the third dose). Additionally, there were no statistically significant dose-dependent differences in antibody response rates (91%, 95%, and 95% at doses of 0.67, 2, and 6 mg, respectively). Durable antibody responses were also maintained through 60 weeks following dosing.
In September 2018, we announced the dosing of the first subject in a Phase 1/2a study of GLS-5300 in South Korea funded by IVI. We expect to advance GLS-5300 into a Phase 2 field trial in the Middle East in 2019 with CEPI funding.
HIV (Human Immunodeficiency Virus)
Overview
Since its discovery in 1981, HIV, the virus which causes AIDS, has killed more than 35 million people. Worldwide in 2017, there were an estimated 1.8 million new HIV infections and 940,000 deaths due to HIV. That year worldwide, an estimated approximately 37 million people were living with HIV worldwide. In 2017 in the United States, 38,739 people received an HIV diagnosis. At the end of 2015, 1.12 million people in the United States were living with HIV.
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
Noting that many long-term survivors have high counts of killer CD8+ T cells, the HIV vaccine and immunotherapy field has turned to stimulating the immune system to generate those cells. Recent HIV vaccine candidates used an adenovirus (a common human cold virus) genetically modified to contain code for HIV antigens to prevent viral replication. These vaccines have proven to not be effective. More recently, the RV-144 trial, which employed an ALVAC™ (canary pox) vaccine prime followed by a protein vaccine boost, demonstrated 30% efficacy in preventing acquisition of infection amongst the vaccinated population compared to the control group. Although the efficacy was relatively modest, the finding for the first time showed that an immunotherapy may be able to combat spread of HIV and has spurred the development of newer immunotherapy candidates. We believe, however, that a different approach is needed to develop an effective vaccine or immunotherapy for HIV.
PENNVAX®-GP - Preventive and Therapeutic Immunotherapies
PENNVAX®-GP is a developmental vaccine intended to prevent and treat HIV strains present in Africa, Asia, Europe, and North America. Using our SynCon® technology, it has been optimized to target two env antigens, as well as gag and pol antigens. This comprehensive targeting gives PENNVAX®-GP the potential to provide global coverage against HIV-1 subtypes. PENNVAX®-GP is delivered intramuscularly using the CELLECTRA® delivery device. The development of the PENNVAX®-GP program was funded by a seven-year, $25 million NIAID contract to us and our collaborators.
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
Overall, 71 of 76 (93%) evaluable vaccinated participants showed a CD4+ or CD8+ T cells cellular immune response to at least one of the four vaccine antigens. Similarly, 62 of 66 (94%) evaluated participants had an env specific antibody response. None of the placebo recipients (0 of 9) had either a cellular or an antibody response in the study. Notably, amongst the participants receiving PENNVAX®-GP vaccine and IL-12 with intradermal immunization, 27 of 28 (96%) participants achieved a cellular response and 27 of 28 (96%) achieved an HIV env specific antibody response.
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
In March 2017, we and our collaborators received an additional multi-year $7.0 million grant from NIAID to develop a single or combination therapy using PENNVAX®-GP, with the goal of attaining long-term HIV remission in the absence of antiviral drugs. This is a two-step clinical study in HIV-positive subjects to assess PENNVAX®-GP with INO-9012 alone and with the addition of a PD-1 checkpoint inhibitor. All trials will be randomized, double-blind, placebo-controlled assessments of PENNVAX®-GP and will be conducted at the University of California in San Francisco and Los Angeles.
In August 2018, we announced that the first participant had been dosed with PENNVAX®-GP in a Phase 1/2 clinical trial designed to evaluate its ability to drive remission of HIV infection. This Phase 1/2 HIV trial is a randomized, double-blinded, placebo-controlled study. The trial is divided into two cohorts and all vaccines are delivered via the CELLECTRA® device. In the main study (Cohort A), 45 HIV-infected adults who initiated antiretroviral therapy during chronic infection will receive either PENNVAX-GP, another vaccine formulation that contains only Gag/Pol antigens, or a placebo. Both vaccines are also co-administered with INO-9012. In the single arm and uncontrolled second study (Cohort B), individuals who initiated antiretroviral therapy during acute HIV infection will receive PENNVAX-GP together with INO-9012.
In October 2018, we announced preliminary results from the Phase 1/2 trial, in which PENNVAX®-GP delivered via intradermal route resulted in durable and robust antibody and T cell immune responses measured throughout the duration of the study. In this study, PENNVAX-GP plasmids were delivered intradermally or intramuscularly with CELLECTRA® device in healthy volunteers. PENNVAX-GP delivered intradermally (ID) with CELLECTRA® generated equivalent or superior immune responses compared to the delivery via intramuscular (IM) route using the same delivery device, with ID delivery using only one-fifth of the dose compared to IM delivery.
HIV dMAb®
In July 2016, we announced that our DNA-based monoclonal antibody technology will be deployed to develop product candidates that could be used alone and in combination with other immunotherapies in the pursuit of new ways to treat and potentially cure infection from HIV. See the section below titled "Synthetic DNA-based Monoclonal Antibodies" for more details on this technology.
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
Instead of targeting a specific strain or strains, we have developed a universal vaccine strategy to deal with ever-changing flu threats. Using our SynCon® process, our scientists have designed immunotherapies targeting an optimal consensus of HA, NA, and NP proteins derived from multiple strains of each of the Type A sub-types H1N1, H2N2, H3N2 (these three influenza sub-types having been responsible for the majority of seasonal and pandemic influenza outbreaks in humans during the last century), as well as H5N1. In theory, consensus HA vaccine constructs from each sub-type, delivered using our CELLECTRA® device, could potentially protect immunized subjects from 90-95% of all human seasonal and pandemic influenza concerns. Additionally, we have also developed an optimal consensus of HA sequences derived from influenza Type B strains. Type B is one of three components of current seasonal influenza vaccinations. Using our SynCon® constructs, we have now developed immunotherapy elements that can target both pandemic-risk (H5N1, H7N9, H1N1) as well as seasonal influenza strains (H3N2, H1N1, influenza B).
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
We continue to actively pursue grant and contract funding from the NIH, Department of Defense and other government funding agencies as a source of non-dilutive funding to support development of specific technologies that are broadly applicable across multiple product development programs in the areas of cancer, infectious diseases and biodefense. Based on various initiatives and with the support of NIH funding we are an active collaborator with the Department of Defense (U.S. Army) and continue research and development of DNA-based immunotherapies delivered via our proprietary CELLECTRA® delivery system. Specifically, our projects are focused on identifying immunotherapy candidates with the potential to provide rapid, robust immunity to protect against bio-warfare and bioterror attacks as well as development of our CELLECTRA® devices.
In October 2014, we announced that DARPA had awarded $12.2 million to our scientists and those from the Perelman School of Medicine at the University of Pennsylvania and AstraZeneca to develop and assess dMAb products for influenza and antibiotic resistant bacteria in preclinical studies. This collaboration aims to demonstrate that DNA plasmids can activate sufficient quantities of disease-specific monoclonal antibodies in the body to be protective against a pathogen challenge. See the section below titled "Synthetic DNA-based Monoclonal Antibodies" for more details on our dMAb programs.
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
Using our core platform technology, we encode the DNA sequence for a specific monoclonal antibody in a DNA plasmid. We deliver the plasmid directly into cells of the body using CELLECTRA®, enabling these cells to manufacture the mAbs in vivo, - unlike conventional mAb technology that requires manufacture outside of the body. We believe this approach provides potentially significant advantages in terms of lower production costs, as well as the ability to target a pharmacokinetic profile that provides control in terms of dosing regimen, peak responses, duration of responses and toxicity.
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
Proof of Concept
Our first published research on a DNA-based monoclonal antibody was presented in October 2013 in Human Vaccines & Immunotherapeutics in a paper entitled, “Optimized and enhanced DNA plasmid vector based in vivo construction of a neutralizing anti-HIV-1 envelope glycoprotein Fab.” In a preclinical study, a single administration in mice of a highly optimized dMAb® HIV immunotherapy generated antibody molecules in the bloodstream that possessed desirable functional activity, including high antigen-binding and HIV-neutralization capabilities, against diverse strains of HIV viruses. In the study, this delivery strategy resulted in an increase in Fab levels in as little as 48 hours, when compared with protein-based immunization.
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
Next Steps
In October 2014, we announced that the DARPA had awarded a $12.2 million grant to our scientists and those from the Perelman School of Medicine at the University of Pennsylvania and AstraZeneca in order to develop and assess dMAb product candidates in preclinical studies.
This collaboration aims to demonstrate that DNA plasmids can activate sufficient quantities of disease-specific monoclonal antibodies in the body to be protective against a pathogen challenge. Using the capabilities and advantages of DNA plasmids delivered using CELLECTRA®, the team is constructing and evaluating multiple dMAb product candidates focused on influenza virus and antibiotic resistant bacteria, such as Pseudomonas aeruginosa and Staphylococcus aureus.
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
In February 2019, we announced that in collaboration with The Wistar Institute and the University of Pennsylvania, the first subject was dosed as part of the first-ever human study of our dMAb technology. Funded fully by the Bill & Melinda Gates Foundation, this trial's focus is on evaluating our dMAb's ability to prevent or treat Zika virus infection. This open-label trial is a single center, dose escalation trial that will enroll up to 24 healthy volunteers who will receive up to four doses of dMAbs.
License, Collaboration and Supply Agreements

We have entered into various arrangements with corporate, academic, and government collaborators, licensors, licensees and others. These arrangements are summarized below.
AstraZeneca
In August 2015, we entered into a strategic cancer vaccine collaboration and license agreement with AstraZeneca. Under the agreement, AstraZeneca acquired exclusive rights to our immunotherapy candidate INO-3112 (renamed MEDI0457), which targets cancers caused by human papillomavirus (HPV) types 16 and 18.
Under the terms of the agreement, AstraZeneca made an upfront payment of $27.5 million to us in the third quarter of 2015. AstraZeneca will fund all development costs. The agreement also calls for potential future payments totaling up to $700 million upon reaching specified development and commercial milestones. We are entitled to receive up to double-digit tiered royalties on MEDI0457 product sales.
AstraZeneca is studying MEDI0457 in combination with its PD-L1 checkpoint inhibitor, durvalumab, in a Phase 1/2 clinical trial in patients with recurrent or metastatic head and neck squamous cancer associated with HPV. On December 28, 2017, we received a $7.0 million milestone payment from AstraZeneca, which was triggered by the initiation of the Phase 2 portion of this ongoing clinical trial. In January 2019, we received a $2.0 million milestone payment from AstraZeneca, which was triggered by the initiation of a Phase 2 combination trial to evaluate MEDI0457 in combination with durvalumab targeting a broad array of cancers associated with HPV.
Within the broader collaboration, we and AstraZeneca are co-developing an additional DNA-based cancer vaccine product candidate (not included in our current product pipeline), and AstraZeneca will have the exclusive rights to develop and commercialize. We will receive development, regulatory and commercialization milestone payments and will be eligible to receive royalties on worldwide net sales for this cancer vaccine product.
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
In May 2015, we announced that we will advance a DNA vaccine for MERS into a Phase 1 clinical trial in healthy volunteers in a collaboration with GeneOne.  Under the terms of the agreement, GeneOne will be responsible for funding all preclinical and clinical studies through Phase 1. In return, GeneOne will receive up to a 35% milestone-based ownership interest in the MERS immunotherapy upon achievement of the last milestone event of completion of the Phase 1 safety and immunogenicity study.  In January 2016, the collaborators announced the initiation of recruitment for the Phase 1 study in partnership with the Walter Reed Army Institute of Research (WRAIR) in Maryland, where the trial was conducted. We announced results from the trial in June 2018.
In January 2016, we and GeneOne expanded the collaboration agreement to test and advance our DNA-based vaccine for preventing and treating Zika virus.
ApolloBio
In December 2017, we entered into an Amended and Restated License and Collaboration Agreement with Beijing Apollo Saturn Biological Technology Limited, a corporation organized under the laws of China, or ApolloBio. Under the terms of this License and Collaboration Agreement, which became effective in March 2018, we granted to ApolloBio the exclusive right to develop and commercialize VGX-3100, our DNA immunotherapy product candidate designed to treat pre-cancers caused by HPV, within the territories of China, Hong Kong, Macao and Taiwan. The territory may be expanded to include Korea in the event that no patent covering VGX-3100 issues in China within the first three years of the term of the agreement.
As part of the License and Collaboration Agreement, we have granted to ApolloBio an option to negotiate an exclusive license to research, develop and commercialize MEDI0457 in the event of termination of our current collaboration with AstraZeneca for the development of MEDI0457 in the territory covered by the License and Collaboration Agreement. As part of the collaboration, ApolloBio will fund all clinical development costs within the licensed territory, and the parties will discuss in good faith the inclusion of clinical trial sites in China as part of our ongoing Phase 3 clinical development program for VGX-3100.
Under the License and Collaboration Agreement, we received proceeds of $19.4 million in March 2018, which comprised an upfront payment of $23.0 million less $2.2 million in foreign income taxes and $1.4 million in certain foreign non-income taxes. The foreign income taxes were recorded as a provision for income taxes and the foreign non-

income taxes were recorded as a general and administrative expense, on the condensed consolidated statement of operations during the year ended December 31, 2018.
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
Agreements Focused on Advancing Immuno-Oncology
In May 2017, we entered into a supply agreement with Genentech to obtain supply of TECENTRIQ® (atezolizumab) for use in our clinical trials evaluating INO-5401 and INO-9012, an immune activator encoding IL-12, in combination with TECENTRIQ®, in approximately 80 patients with advanced bladder cancer. We will manage and fund the costs of the multi-center, open-label trial.
In May 2017, we entered into a clinical study and supply agreement with Regeneron to provide its PD-1 inhibitor, REGN2810, for use in our clinical trials evaluating INO-5401 and INO-9012, in combination with REGN2810, in patients with newly diagnosed GBM. Under the terms of the agreement, we will conduct and fund the trial based upon a mutually agreed upon study design.
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
Geneos Therapeutics
In August 2016, we incorporated a subsidiary, Geneos Therapeutics, Inc., to develop and commercialize neoantigen based personalized cancer therapies. As of December 31, 2018, we owned 100% of the outstanding equity of Geneos. In February 2019, Geneos raised capital from the issuance of equity to us and other third parties, which reduced our ownership percentage. While we leverage our SynCon® immunotherapy and CELLECTRA® delivery technologies to break tolerance and create cancer products targeting shared tumor specific antigens, Geneos is focusing exclusively on leveraging our immunotherapy technology platform to advance the field of patient-specific neoantigen therapies for cancer. We believe that our clinically validated DNA-based platform is well suited for advancing individualized therapies due to its rapid product design and manufacturing benefits, ability to combine multiple neoantigens into formulations, and generation of potent killer T cell responses that are needed to drive clinical efficacy. We have exclusively licensed our SynCon® immunotherapy and CELLECTRA® technology platform to Geneos to be used in the field of personalized, neoantigen based therapy for cancer. The license agreement provides for potential royalty payments to us in the event that Geneos commercializes any products using the licensed technology.
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
We also have license agreements for intellectual property relating to DNA-based immunotherapy technology and multiple products developed at the University of Pennsylvania, or UPenn. Under the terms of the license agreement with UPenn, we have obtained exclusive worldwide rights to develop multiple DNA plasmids and constructs with the potential to treat and/or prevent cancer therapeutic vaccines targeting WT1, prostate cancer, other undisclosed cancer antigen targets, HPV, HBV, HCV, HIV, influenza, RSV (respiratory syncytial virus), cytomegalovirus, Chikungunya, dengue fever, malaria, herpes viruses, MERS, Ebola and the family of Filovirus such as Marburg, tuberculosis, foot-and-

mouth disease, intestinal infections including Clostridium difficile, and MRSA (methicillin-resistant staphylococcus aureus). In addition, the amended agreement provides us with global rights to DNA-based monoclonal antibodies and new chemokine and cytokine molecular adjuvant technologies.
This agreement, as amended to date, provides for royalty payments, based on future sales of licensed products, to UPenn.
The Wistar Institute Collaboration for Programs against Tuberculosis and Malaria
In early 2018, we announced that we will collaborate with The Wistar Institute to advance two novel SynCon® vaccine programs against tuberculosis (TB) and malaria, fully funded by more than $4.6 million in total grants from the Bill & Melinda Gates Foundation and the National Institutes of Health (NIH). Grants from the Gates Foundation (for malaria) and from the National Institute of Allergy & Infectious Diseases (for TB) will support our efforts to develop new DNA vaccines employing our technology platform.
Competition
As we develop and seek to ultimately commercialize our product candidates, we face and will continue to encounter competition with an array of existing or development-stage drug and immunotherapy approaches targeting diseases we are pursuing. We are aware of various established enterprises, including major pharmaceutical companies, broadly engaged in vaccine/immunotherapy research and development. These include Janssen Pharmaceuticals (part of J&J), Sanofi-Aventis, GlaxoSmithKline plc (following its acquisition of Novartis Vaccines), Merck, Pfizer, and our collaborator AstraZeneca. There are also various development-stage biotechnology companies involved in different vaccine and immunotherapy technologies including Aduro Biotech, Advaxis, BioNTech, CureVac, Dynavax, Immune Design, Moderna, Novavax, and Translate Bio. If these companies are successful in developing their technologies, it could materially and adversely affect our business and our future growth prospects.
Bavarian Nordic, Merck and GlaxoSmithKline have commercialized preventive vaccines against HPV to protect against cervical cancer. Some companies are seeking to treat early HPV infections or low grade cervical dysplasias. Loop Electrosurgical Excision Procedure, commonly known as LEEP, is the current standard of care for treating high grade cervical dysplasia. Advaxis and Gilead Sciences have therapeutic cervical cancer product candidates under development. Many companies are pursuing different approaches to prostate, breast, lung and other cancers we are targeting.
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
Government Regulation
Government authorities in the United States at the federal, state and local level and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biological products, or biologics, and medical devices, such as our product candidates. Generally, before a new biologic or medical device can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority.
Review and Approval of Combination Products in the United States
Certain products may be comprised of components that would normally be regulated under different types of regulatory authorities, and frequently by different centers at the FDA. These products are known as combination products. Specifically, under regulations issued by the FDA, a combination product may be:

•	a product comprised of two or more regulated components that are physically, chemically, or otherwise combined or mixed and produced as a single entity;

•	two or more separate products packaged together in a single package or as a unit and comprised of drug and device products;

•
a drug, device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug, device or biological where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product the labeling of the approved product would need to be changed, e.g., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose; or

•
any investigational drug, device, or biological packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

Our product candidates are combination products comprising an electroporation device for delivery of a biologic. Under the Federal Food, Drug, and Cosmetic Act, or FDCA, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. That determination is based on the “primary mode of action” of the combination product, which means the mode of action expected to make the greatest contribution to the overall intended therapeutic effects. Thus, if the primary mode of action of a device-biologic combination product is attributable to the biologic product, that is, if it acts by means of a virus, therapeutic serum, toxin, antitoxin, vaccine, blood, blood component or derivative, allergenic product, or analogous product, the FDA center responsible for premarket review of the biologic product would have primary jurisdiction for the combination product. We believe that all of our product candidates will have a biologic primary mode of action, with the device component reviewed under a Device Master File.
U.S. Biological Product Development
In the United States, the FDA regulates biologics under FDCA, and the Public Health Service Act, or PHSA, and their implementing regulations. Biologics are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.
Our product candidates must be approved by the FDA through the Biologics License Application, or BLA, process before they may be legally marketed in the United States. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•
completion of extensive nonclinical, sometimes referred to as pre-clinical laboratory tests, pre-clinical animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practice, or GLP, regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•
performance of adequate and well-controlled human clinical trials in accordance with applicable IND and other clinical trial-related regulations, sometimes referred to as good clinical practices, or GCPs, to establish the safety and efficacy of the proposed product candidate for its proposed indication;

•	submission to the FDA of a BLA;

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the product is produced to assess compliance with the FDA’s current good manufacturing practice, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality, purity and potency;

•	potential FDA audit of the pre-clinical and/or clinical trial sites that generated the data in support of the BLA; and

•	FDA review and approval of the BLA prior to any commercial marketing or sale of the product in the United States.
The data required to support a BLA is generated in two distinct development stages: pre-clinical and clinical. The pre-clinical development stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. The conduct of the pre-clinical studies must comply with federal regulations, including GLPs. The sponsor must submit the results of the pre-clinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.
The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.
There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Sponsors of certain clinical trials of FDA-regulated products, including biologics, are required to register and disclose specified clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion.
Clinical trials are generally conducted in three sequential phases that may overlap, known as Phase 1, Phase 2 and Phase 3 clinical trials. Phase 1 clinical trials generally involve a small number of healthy volunteers who are initially exposed to a product candidate. The primary purpose of these clinical trials is to assess the action, side effect tolerability and safety of the product candidate and, if possible, to gain early evidence on effectiveness. Phase 2 clinical trials typically involve studies in patients to determine the dose required to produce the desired benefits. At the same time, safety and preliminary evaluation of efficacy is assessed. Phase 3 clinical trials generally involve large numbers of patients at multiple sites, in multiple countries (from several hundred to several thousand subjects) and are designed to provide the data necessary to demonstrate the efficacy of the product for its intended use, its safety in use, and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. Phase 3 clinical trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of a BLA.
Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may condition approval of a BLA on the sponsor’s agreement to conduct additional clinical trials to further assess the biologic’s safety and effectiveness after BLA approval.
Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important rate increase of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated intervals based on access to certain data from the trial. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate. Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
BLA and FDA Review Process
Following trial completion, trial data is analyzed to assess safety and efficacy. The results of pre-clinical studies and clinical trials are then submitted to the FDA as part of a BLA, along with proposed labeling for the product and information about the manufacturing process and facilities that will be used to ensure product quality, results of analytical testing conducted on the chemistry of the product candidate, and other relevant information. The BLA is a request for approval to market the biologic for one or more specified indications and must contain proof of safety, purity, potency and efficacy, which is demonstrated by extensive pre-clinical and clinical testing. The application includes positive findings from pre-clinical and clinical trials as well as ambiguous or negative results. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA.
Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee, which is adjusted on an annual basis. PDUFA also imposes an annual program fee for approved products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business.
Once a BLA has been accepted for filing, which occurs, if at all, sixty days after the BLA’s submission, the FDA’s goal is to review BLAs within ten months of the filing date for standard review or six months of the filing date for priority review, if the application is for a product intended for a serious or life-threatening condition and the product, if approved, would provide a significant improvement in safety or effectiveness. The review process is often significantly extended by FDA requests for additional information or clarification. If not accepted for filing, the sponsor must resubmit the BLA and begin the FDA’s review process again, including the initial sixty day review to determine if the application is sufficiently complete to permit substantive review.
After the BLA submission is accepted for filing, the FDA reviews the BLA to determine, among other things, whether the proposed product candidate is safe and effective for its intended use, and whether the product candidate is being manufactured in accordance with cGMP to assure and preserve the product candidate’s identity, strength, quality, purity and potency. The FDA may refer applications for novel drug product candidates or drug product candidates which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA will likely re-analyze the clinical trial data, which could result in extensive discussions between the FDA and us during the review process. The review and evaluation of a BLA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.
Before approving a BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving a BLA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the BLA identified by the FDA. The Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, pre-clinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.
There is no assurance that the FDA will ultimately approve a product for marketing in the United States and we may encounter significant difficulties or costs during the review process. If a product receives marketing approval, the approval may be significantly limited to specific populations, severities of allergies, and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the BLA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-market testing or clinical trials and surveillance to monitor the effects of approved products. For example, the FDA may require Phase 4 testing which involves clinical trials designed to further assess the product’s safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy, or REMS, to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve the BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

Post-Marketing Requirements
Following approval of a new product, a manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved labeling, also known as off-label use, limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs and biologics for off-label uses, manufacturers may not market or promote such off-label uses. Modifications or enhancements to the product or its labeling or changes of the site of manufacture are often subject to the approval of the FDA and other regulators, which may or may not be received or may result in a lengthy review process. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, or the PDMA, a part of the FDCA.
In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP. Moreover, the constituent parts of a combination product retain their regulatory status, for example, as a biologic or device, and as such, we may be subject to additional requirements in the Quality System Regulation, or QSR, applicable to medical devices, such as design controls, purchasing controls, and corrective and preventive action. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. BLA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market.
The FDA also may require post-approval testing, sometimes referred to as Phase 4 testing, REMS and post-marketing surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.
Coverage and Reimbursement
Patients in the United States and elsewhere generally rely on third-party payors to reimburse part or all of the costs associated with their prescription drugs. Accordingly, a pharmaceutical company’s ability to commercialize its products successfully depends in part on the extent to which private health insurers, other third-party payors, and governmental authorities, including Medicare and Medicaid, establish appropriate coverage and reimbursement levels for its product candidates and related treatments. As a threshold for coverage and reimbursement, third-party payors generally require that products be approved for marketing by the FDA.
Coverage decisions may not favor new products when more established or lower cost therapeutic alternatives are available. The process for obtaining coverage for a product or service is separate from the process to obtain the associated reimbursement. Reimbursement levels can affect the adoption of products and services by physicians and patients. Additionally, products used in connection with medical procedures may not be reimbursed separately, but their cost may instead be bundled as part of the payment received by the provider for the procedure only. Separate reimbursement for a product or the treatment or procedure in which the product is used may not be available.
Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third-party payors in the United States. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time consuming and costly which may require the provision of scientific and clinical support for the use of the product to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained.
A significant trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular products and services. Third-party payors are increasingly challenging the effectiveness of and prices charged for medical products and services. Moreover, the U.S. government, state legislatures and foreign governmental entities have shown significant interest in implementing cost containment programs to limit the growth of government paid healthcare costs, including price controls, restrictions on reimbursement and coverage and requirements for substitution of generic products for branded prescription drugs.
Healthcare Reform
In both the United States and certain foreign jurisdictions there have been, and continue to be, a number of legislative and regulatory changes to the healthcare system that impact the ability to sell pharmaceutical products profitably.  In the United States, the federal government enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA. Among the ACA’s provisions of importance to the pharmaceutical industry are that it:

•
created an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;

•
increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;

•
created new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected;

•
expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expanded the entities eligible for discounts under the Public Health program;

•	created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•
established a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending that began on January 1, 2011; and

•	created a licensure framework for follow on biologic products.
Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

Further there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. On January 31, 2019, the U.S. Department of Health and Human Services, Office of Inspector General, proposed modifications to the federal healthcare program Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
Moreover, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
Healthcare Laws
Certain federal, state, local and foreign healthcare laws and regulations pertaining to fraud and abuse, transparency, patients' rights, and privacy are applicable to the business of a pharmaceutical company. The laws that may affect a pharmaceutical company’s ability to operate include:

•
the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, people from soliciting, receiving or providing remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the purchasing, ordering, or leasing of an item, good, facility or service, for which payment may be made by a federal healthcare program such as Medicare or Medicaid;

•
federal civil and criminal false claims laws, including the civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on certain individuals and entities;

•
the Physician Payments Sunshine Act, created under the ACA, which requires pharmaceutical companies to record any transfers of value made to doctors and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, and to annually report such data to CMS;

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

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state and local laws requiring the registration of pharmaceutical sales and medical representatives, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•
additional state and local laws such as laws in California and Massachusetts, which mandate implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other state and local laws, such as laws in Vermont, Maine, and Minnesota which require reporting to state governments of gifts, compensation, and other remuneration to physicians.

A pharmaceutical company will need to spend substantial time and money to ensure that its business arrangements with third parties comply with applicable healthcare laws and regulations. Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, which require strict compliance in order to offer protection, it is possible that governmental authorities may conclude that its business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. If a pharmaceutical company’s operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to it, it may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, integrity and/or other oversight obligations, contractual damages, reputational harm and the curtailment or restructuring of operations.
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
Relationship with GeneOne
We acquired an equity interest in GeneOne in 2005. As of December 31, 2018, we owned 7.8% of the outstanding capital stock of GeneOne and GeneOne owned 73,590 shares of our common stock. To our knowledge, none of our current officers, directors, or key employees beneficially owns, directly or indirectly, any securities of GeneOne.
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
Revenue recognized from GeneOne consists of licensing and other fees from the influenza and Zika collaborations. For the years ended December 31, 2018 and 2017, we recognized revenue from GeneOne of $342,000 and $551,000, respectively. Operating expenses recorded from transactions with GeneOne relate primarily to biologics manufacturing. These operating expenses for the years ended December 31, 2018 and 2017 were $7.0 million and $2.3 million, respectively. At December 31, 2018 and 2017, we had an accounts payable and accrued liability balance of $372,000 and $107,000, respectively, related to GeneOne and its subsidiaries. At December 31, 2018 and 2017, $381,000 and $331,000, respectively, of prepayments made to GeneOne were classified as long-term other assets on our consolidated balance sheet.

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
Our intellectual property portfolio covers our proprietary technologies, including CELLECTRA® delivery and vaccine related technologies. As of December 31, 2018, our patent portfolio included over 113 issued United States patents and 593 issued foreign counterpart patents.
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
Significant Customers and Research and Development
During the year ended December 31, 2018, we derived 75% of our revenue from ApolloBio and 23% of our revenue from AstraZeneca. During the years ended December 31, 2017 and 2016, we derived 53% and 4% of our revenue from AstraZeneca, 24% and 75% of our revenue from DARPA, and 14% and 14% of our revenue from Roche, respectively. Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our electroporation technologies and immunotherapies. Research and development expense consists of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Our research and development expense was $95.3 million in 2018, $98.6 million in 2017 and $88.7 million in 2016.
Geographic Information
All of our revenue for the years ended December 31, 2018, 2017 and 2016 was earned in the United States. All of our long-lived assets are located in the United States.
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
Information regarding our corporate governance, including the charters of our audit committee, our nomination and corporate governance committee and our compensation committee, our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, our Corporate Governance Policy and information for contacting our board of directors is available on our website.
Our Code of Business Conduct and Ethics includes our Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer, who also serves as our principal accounting officer. Any amendments to or waivers of the Code of Ethics will be promptly posted on our website or in a report on Form 8-K, as required by applicable law.
Employees
As of February 28, 2019, we employed 281 people on a full-time basis and 7 people under consulting and project employment agreements. Of the combined total, 231 were in product research, which includes research and development, quality assurance, clinical, engineering, and manufacturing, and 57 were in general and administrative functions, which includes corporate development, information technology, legal, investor relations, finance and corporate administration. None of our employees are subject to collective bargaining agreements.

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
We have experienced significant operating losses to date. As of December 31, 2018 our accumulated deficit was approximately $620.4 million. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.
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
Our human vaccine and immunotherapy programs are in the early stages of research and development, and currently include product candidates in discovery, preclinical studies and Phase 1, 2 and 3 clinical trials. There are limited data regarding the efficacy of synthetic vaccine and immunotherapy candidates compared with conventional vaccines, and we must conduct a substantial amount of additional research and development before any regulatory authority will approve any of our vaccine product candidates. The success of our efforts to develop and commercialize our product candidates could fail for a number of reasons. For example, we could experience delays in product development and clinical trials. Our product candidates could be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances. The products, if safe and effective, could be difficult to manufacture on a large scale or uneconomical to market, or our competitors could develop superior products more quickly and efficiently or more effectively market their competing products.
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
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations.
To date, we have sold $70.0 million aggregate principal amount of 6.50% convertible senior notes due 2024 (the “Notes”). We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;

•	limiting our flexibility to plan for, or react to, changes in our business;

•	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes; and

•	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under the Notes and any additional indebtedness that we may incur. In addition, our cash needs may increase in the future. In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition, operating results, or liquidity.
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more of the holders of the Notes elects to convert their notes, unless we satisfy our conversion obligation by delivering only shares of our common stock, we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. The conditional convertibility of the Notes will be monitored at each quarterly reporting date and analyzed dependent upon market prices of our common stock during the prescribed measurement periods.
We will need substantial additional capital to develop our synthetic vaccine and immunotherapy programs and electroporation delivery technology.
Conducting the costly and time-consuming research, pre-clinical and clinical testing necessary to obtain regulatory approvals and bring our product candidates and delivery technology to market will require a commitment of substantial funds in excess of our current capital. Our future capital requirements will depend on many factors, including, among others:

•	the progress of our current and new product development programs;

•	the progress, scope and results of our pre-clinical and clinical testing;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of manufacturing our products and product candidates;

•	the cost of prosecuting, enforcing and defending against patent infringement claims and other intellectual property rights;

•	debt service obligations on the Notes;

•	competing technological and market developments; and

•	our ability and costs to establish and maintain collaborative and other arrangements with third parties to assist in potentially bringing our products to market.
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
We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our electroporation equipment, product candidates or future development programs;

•	expenses related to corporate transactions, including ones not fully completed;

•	addition or termination of clinical trials or funding support;

•	any intellectual property infringement lawsuit in which we may become involved;

•	any legal claims that may be asserted against us or any of our officers;

•	regulatory developments affecting our electroporation equipment and product candidates or those of our competitors;

•	debt service obligations on the Notes;

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements; and

•	if any of our products receives regulatory approval, the levels of underlying demand for our products.
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
Our product candidates are combination products regulated under both the biologic and device regulations of the Public Health Service Act and Federal Food, Drug, and Cosmetic Act. Third-party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, regulations, regulations applicable to biologic/device combination products, including applicable provisions of the FDA’s drug cGMP regulations, device cGMP requirements embodied in the Quality System Regulation, or QSR, or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates.
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
Even if United States regulatory approval is obtained, the FDA may still impose significant restrictions on a product's indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. This governmental oversight may be particularly strict with respect to gene based therapies. Our products will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, record keeping and submission of safety and other post-market information. For example, the FDA strictly regulates the promotional claims that may be made about medical products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. However, companies may in certain circumstances share truthful and not misleading information that is otherwise consistent with the product’s FDA approved labeling. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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
The use of our electroporation equipment and synthetic vaccine candidates in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. For example, pharmaceutical companies have been subject to claims that the use of some pediatric vaccines has caused personal injuries, including brain damage, central nervous system damage and autism, and these companies have incurred material costs to defend these claims. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

The commercial success of our electroporation equipment and product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by both the medical community and patient population. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for optimal commercial success. The degree of market acceptance of any of our approved products will depend on a number of factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;

•	the relative convenience and ease of administration;

•	the prevalence and severity of any actual or perceived adverse side effects;

•	limitations or warnings contained in a product's FDA-approved labeling, including, for example, potential “black box” warnings

•	availability of alternative treatments;

•	pricing and cost effectiveness;

•	the effectiveness of our or any future collaborators' sales and marketing strategies;

•	our ability to obtain sufficient third-party coverage and adequate reimbursement; and

•	the willingness of patients to pay out of pocket in the absence of third-party coverage.
If our electroporation equipment and product candidates are approved but do not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.
We are subject to uncertainty relating to coverage and reimbursement policies which, if not favorable to our product candidates, could hinder or prevent our products' commercial success.
Patients in the United States and elsewhere generally rely on third-party payors to reimburse part or all of the costs associated with their prescription drugs and medical treatments. Accordingly, our ability to commercialize our electroporation equipment and product candidates successfully will depend in part on the extent to which governmental authorities, including Medicare and Medicaid, private health insurers and other third-party payors establish appropriate coverage and reimbursement levels for our product candidates and related treatments. As a threshold for coverage and reimbursement, third-party payors generally require that drug products have been approved for marketing by the FDA.
Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. Coverage decisions may not favor new products when more established or lower cost therapeutic alternatives are already available. Even if we obtain coverage for a given product, the associated reimbursement rate may not be adequate to cover our costs, including research, development, intellectual property, manufacture, sale and distribution expenses, or may require co-payments that patients find unacceptably high. Patients are unlikely to use our products unless reimbursement is adequate to cover all or a significant portion of the cost of our drug products.
Additionally, some of our products, if approved, will be provided under the supervision of a physician. When used in connection with medical procedures, our product candidates may not be reimbursed separately but their cost may instead be bundled as part of the payment received by the provider for the procedure only. Separate reimbursement for the product itself or the treatment or procedure in which our product is used may not be available. A decision by a third-party payor not to cover or separately reimburse for our product candidates or procedures using our product candidates, could reduce physician utilization of our products once approved.
Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third-party payors in the United States. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time consuming and costly which will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained. It is difficult to predict at this time what government authorities and third-party payors will decide with respect to coverage and reimbursement for our products.
A significant trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular products and services. Third-party payors are increasingly challenging the effectiveness of and prices charged for medical products and services. Moreover, the U.S. government, state legislatures and foreign governmental entities have shown significant interest in implementing cost containment programs to limit the growth of government paid healthcare costs, including price controls, restrictions on reimbursement and coverage and requirements for substitution of generic products for branded prescription drugs. We may not be able to obtain third-party payor coverage or reimbursement for our products in whole or in part.
Healthcare reform measures could hinder or prevent our products' commercial success.
In both the United States and certain foreign jurisdictions there have been, and we anticipate there will continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell any of our products profitably. In the United States, the federal government enacted healthcare reform legislation, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA. Among the ACA’s provisions of importance to the pharmaceutical industry are that it:

•
imposed an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, although the effective rate paid may be lower. Under the Consolidated Appropriations Act of 2016, the excise tax was suspended through December 31, 2017, and under the continuing resolution on appropriations for fiscal year 2018, or 2018 Appropriations Resolution, signed by President Trump on January 22, 2018, was further suspended through December 31, 2019;

•
created an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;

•
increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;

•
created new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected;

•
expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expanded the entities eligible for discounts under the Public Health program;

•	created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•
established a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending that began on January 1, 2011; and

•	created a licensure framework for follow on biologic products.
Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Further there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. On January 31, 2019, the U.S. Department of Health and Human Services, Office of Inspector General, proposed modifications to the federal healthcare program Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
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
Certain federal, state, local and foreign healthcare laws and regulations pertaining to fraud and abuse, transparency, patients' rights, and privacy are applicable to our business. The laws that may affect our ability to operate include:

•
the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, people from soliciting, receiving or providing remuneration, directly or indirectly, to induce or reward either the referral of an individual, or ordering, or leasing of an item, good, facility or service, for which payment may be made by a federal healthcare program such as Medicare or Medicaid. The intent standard under the federal healthcare program Anti-Kickback Statute was amended by the ACA to a stricter standard such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the ACA codified case law that a claim including items or services resulting from a violation of the federal healthcare program Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•
federal civil and criminal false claims laws, including the civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal healthcare program Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on certain individuals and entities;

•
the Physician Payments Sunshine Act, created under the ACA, which requires pharmaceutical companies to record any transfers of value made to doctors and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, and to annually report such data to CMS;

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

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state and local laws requiring the registration of pharmaceutical sales and medical representatives, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•
additional state and local laws such as laws in California and Massachusetts, which mandate implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other state and local laws, such as laws in Vermont, Maine, and Minnesota which require reporting to state governments of gifts, compensation, and other remuneration to physicians.

The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different compliance and/or reporting requirements, increases the possibility that a company may run afoul of one or more laws.
We will be required to spend substantial time and money to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations. Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, which require strict compliance in order to offer protection, it is possible that governmental authorities may conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, integrity and/or other oversight obligations, contractual damages, reputational harm, and the curtailment or restructuring of our operations. Any such penalties could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business.
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
Changes in tax laws could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law new legislation, known as the Tax Cuts and Jobs Act of 2017, that significantly revises the Internal Revenue Code of 1986, as amended, or the Code. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35 percent to a flat rate of 21 percent, limitation of the tax deduction for interest expense to 30 percent of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80 percent of current-year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the federal tax law.
Changes in funding for the FDA and other government agencies could hinder our ability to hire and retain key leadership and other personnel, or otherwise prevent new products from being developed or commercialized in a timely manner, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price may be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. Period to period comparisons are not indicative of future performance. The following factors, in addition to the other risk factors described in this annual report, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:

•	developments concerning any research and development, clinical trials, manufacturing, and marketing efforts or collaborations;

•	fluctuating public or scientific interest in the potential for influenza pandemic or other applications for our vaccine or other product candidates;

•	our announcement of significant acquisitions, strategic collaborations, joint ventures or capital commitments;

•	fluctuations in our operating results;

•	announcements of technological innovations;

•	new products or services that we or our competitors offer;

•	changes in the structure of healthcare payment systems;

•	the initiation, conduct and/or outcome of intellectual property and/or litigation matters;

•	changes in financial or other estimates by securities analysts or other reviewers or evaluators of our business;

•	conditions or trends in bio-pharmaceutical or other healthcare industries;

•	regulatory developments in the United States and other countries;

•	negative perception of gene based therapy;

•	changes in the economic performance and/or market valuations of other biotechnology and medical device companies;

•	additions or departures of key personnel;

•	sales or other transactions involving our common stock;

•	changes in our capital structure;

•	sales or other transactions by executive officers or directors involving our common stock;

•	changes in accounting principles;

•	global unrest, terrorist activities, and economic and other external factors; and

•	catastrophic weather and/or global disease pandemics.
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
We have paid no cash dividends on our common stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt or credit facility may preclude or limit our ability to pay any dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of potential gain for the foreseeable future.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We own no real property and have no plans to acquire any real property in the future.
San Diego Leases
In April 2013, we entered into a lease, or the San Diego Lease, for office space in San Diego, California. The term of the San Diego Lease commenced on December 1, 2013. The initial term of the San Diego Lease is ten years, with a right to terminate on December 1, 2019 and an option to extend the term by five years, subject to specified conditions. In June 2015, we amended the San Diego Lease to increase the total leased space to 31,207 square feet and occupy the entire building. The commencement of the amended San Diego Lease was in January 2016. As of December 31, 2018, rent payments under the San Diego Lease include base rent with an annual increase of approximately 3 percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance.
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
The base rent adjusts periodically throughout the term of the new Lease. As of December 31, 2018, rent payments under the San Diego Lease include base rent with an annual increase of approximately 3 percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance. In addition, we have paid a security deposit of $95,000.

Plymouth Meeting Lease
In March 2014, we entered into a lease, or the Lease, for our corporate headquarters in Plymouth Meeting, Pennsylvania. We occupied the space in June 2014. The initial term of the Lease was 11.5 years, with a right to extend the term by five years, subject to specified conditions. We use the space for office purposes.
The base rent adjusts periodically throughout the term of the Lease. As of December 31, 2018, rent payments under the Lease include base rent with an annual increase of approximately 2 percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance. In addition, we have paid a security deposit of $49,000. In July 2015, we amended the Lease to increase the total leased space to 27,583 square feet.
In June 2017, we entered into another amendment to the Lease to increase the total leased space to 57,361 square feet and extend the lease term through December 31, 2029. In connection with this amendment, we have paid the landlord an additional security deposit of $75,000.
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
As of March 7, 2019, we had approximately 480 common stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
The closing price per share of our common stock on March 11, 2019 was $3.52, as reported on the Nasdaq Global Select Market.
Dividends
The payment of any dividends on our common stock is within the discretion of our board of directors. We have never paid cash dividends on our common stock and the board of directors does not expect to declare cash dividends on the common stock in the foreseeable future.
Performance Graph
The graph below compares the performance of our common stock with the performance of the NYSE American Index, the S&P SuperCap Biotechnology index and the Nasdaq Composite Index for the five years ended December 31, 2018. The graph assumes a $100 investment on December 31, 2013 in our common stock and in each index, with the reinvestment of all dividends, if any.

	12/13	12/14	12/15	12/16	12/17	12/18
Inovio Pharmaceuticals, Inc.	100.00	79.14	57.93	59.83	35.60	34.48
NYSE American	100.00	101.45	72.08	86.50	85.89	75.60
Nasdaq Composite	100.00	114.62	122.81	133.19	172.11	165.84
S&P SuperCap Biotechnology	100.00	132.22	139.26	120.00	144.50	136.07

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

Recent Sales of Unregistered Securities

In 2018, in connection with a settlement agreement, we issued 38,000 shares of our common stock to a third party. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Parties
None.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2018 and 2017 and the selected consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2016, 2015, and 2014 and the selected consolidated statements of operations data for the years ended December 31, 2015 and 2014 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Statement of Operations Data:
Revenue under collaborative research and development arrangements, including from affiliated entity	$30,310,309	$29,173,216	$7,891,341	$27,655,700	$7,896,032
Grants and miscellaneous revenue, including from affiliated entity	171,588	13,046,870	27,477,020	12,916,411	2,560,734
Total revenues	30,481,897	42,220,086	35,368,361	40,572,111	10,456,766
Loss from operations	(94,091,138)	(83,642,901)	(76,235,937)	(34,283,702)	(39,495,961)
Interest and other income, net	920,891	1,612,974	1,257,257	305,071	331,461
Change in fair value of common stock warrants	360,795	806,819	127,554	177,561	348,143
Gain (loss) on investment in affiliated entity	(1,988,567)	(6,982,664)	1,110,787	2,600,467	2,676,224
(Provision for) benefit from income taxes	(2,169,811)	—	—	2,097,766	—
Net loss	(96,967,830)	(88,205,772)	(73,740,339)	(29,102,837)	(36,140,133)
Net (income) loss attributable to non-controlling interest	—	—	—	(84,769)	18,420
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(96,967,830)	$(88,205,772)	$(73,740,339)	$(29,187,606)	$(36,121,713)
Net loss per common share attributable to common stockholders
Basic	$(1.05)	$(1.08)	$(1.01)	$(0.43)	$(0.61)
Diluted	$(1.05)	$(1.09)	$(1.01)	$(0.44)	$(0.64)

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Balance Sheet Data:
Cash and cash equivalents	$23,693,633	$23,786,579	$19,136,472	$57,632,693	$40,543,982
Short-term investments	57,538,852	103,638,844	85,629,412	105,357,277	53,075,974
Total assets	131,113,265	187,239,270	173,707,166	213,840,859	131,785,097
Current liabilities	35,299,759	35,405,426	43,823,027	31,466,406	14,085,294
Noncurrent liabilities	8,781,099	9,345,035	6,505,719	6,441,400	6,162,209
Accumulated deficit	(620,426,436)	(523,356,317)	(434,838,235)	(361,097,896)	(331,910,290)
Total stockholders’ equity	87,032,407	142,488,809	123,378,420	175,933,053	111,537,594

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
Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: our history of losses; our lack of products that have received regulatory approval; uncertainties inherent in clinical trials and product development programs, including but not limited to the fact that pre-clinical and clinical results may not be indicative of results achievable in other trials or for other indications, that the studies or trials may not be successful or achieve desired results, that preclinical studies and clinical trials may not commence, have sufficient enrollment or be completed in the time periods anticipated, that results from one study may not necessarily be reflected or supported by the results of other similar studies, that results from an animal study may not be indicative of results achievable in human studies, that clinical testing is expensive and can take many years to complete, that the outcome of any clinical trial is uncertain and failure can occur at any time during the clinical trial process, and that our electroporation technology and DNA vaccines may fail to show the desired safety and efficacy traits in clinical trials; the availability of funding; the ability to manufacture vaccine candidates; the availability or potential availability of alternative therapies or treatments for the conditions targeted by us or our collaborators, including alternatives that may be more efficacious or cost-effective than any therapy or treatment that we and our collaborators hope to develop; our ability to receive development, regulatory and commercialization event-based payments under our collaborative agreements; whether our proprietary rights are enforceable or defensible or infringe or allegedly infringe on rights of others or can withstand claims of invalidity; and the impact of government healthcare laws and proposals.

Overview
We are a late-stage biotechnology company focused on the discovery, development, and commercialization of DNA-based immunotherapies and vaccines that transform the treatment and prevention of cancers and infectious diseases. Our DNA-based immunotherapies and vaccines, in combination with our proprietary, efficacy-enabling delivery devices, are intended to generate robust immune responses, in particular functional CD8+ killer T cells and antibodies, to fight targeted diseases.
Our novel SynCon® immunotherapy design has shown the ability to help break the immune system’s tolerance of cancerous cells. Our SynCon® product design approach is also intended to facilitate cross-strain protection against known and new unmatched strains of pathogens, such as influenza. Our CELLECTRA® delivery system facilitates optimized cellular uptake of the SynCon® immunotherapies, overcoming a key limitation of other DNA-based immunotherapies. Human data to date have shown a favorable safety profile of our SynCon® immunotherapies delivered using CELLECTRA® in over 6,000 administrations across almost 2,000 patients.
We or our collaborators are currently conducting or planning clinical studies of our proprietary SynCon® immunotherapies for HPV-caused pre-cancers, including cervical, vulvar, and anal dysplasia; HPV-caused cancers, including head & neck, cervical, anal, penile, vulvar, and vaginal; bladder cancer; glioblastoma multiforme, or GBM; hepatitis B virus; hepatitis C virus; HIV; Ebola; Middle East Respiratory Syndrome, or MERS; Lassa fever; and Zika virus.

Our corporate strategy is to advance, protect and exploit our differentiated immunotherapy platform. Through the use of our unique capabilities on both design and development, we continue to progress and validate an array of cancer and infectious disease immunotherapy and vaccine products. We aim to advance products through to commercialization and continue to leverage third-party resources through collaborations and partnerships, including product license agreements. Our partners and collaborators include AstraZeneca, Regeneron Pharmaceuticals, Inc., F. Hoffmann-La Roche AG/Genentech, Inc., ApolloBio

Corporation, The Bill and Melinda Gates Foundation, The Wistar Institute, the University of Pennsylvania, The Parker Institute for Cancer Immunotherapy, Coalition for Epidemic Preparedness Innovations (CEPI), Defense Advanced Research Projects Agency (DARPA), GeneOne Life Science, Inc., Plumbline Life Sciences, Inc., National Institutes of Health (NIH), HIV Vaccines Trial Network (HVTN), National Cancer Institute (NCI), United States Military HIV Research Program, Drexel University, and Laval University.
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
As of December 31, 2018, we had an accumulated deficit of $620.4 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

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
Revenue Recognition
Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method which consisted of applying and recognizing the cumulative effect of Topic 606 at the date of initial application. Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“Topic 605”), including most industry-specific revenue recognition guidance throughout the Industry Topics of the ASC. All periods prior to the adoption date of Topic 606 have not been restated to reflect the impact of the adoption of Topic 606, but continue to be accounted for and presented under Topic 605.
The following paragraphs in this section describe our revenue recognition accounting policies under Topic 606 upon adoption on January 1, 2018. Refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for revenue recognition accounting policies under Topic 605.
We recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy our performance obligations. At contract inception, we assess the goods or services agreed upon within each contract and assess whether each good or service is distinct and determine those that are performance obligations. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
Collaborative Arrangements
We enter into collaborative arrangements with partners that typically include payment of one or more of the following: (i) license fees; (ii) milestone payments related to the achievement of developmental, regulatory, or commercial goals; and (iii) royalties on net sales of licensed products. Where a portion of non-refundable, upfront fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied.

As part of the accounting for these arrangements, we must develop estimates and assumptions that require judgment of management to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligations. The standalone selling price may include items such as forecasted revenues, development timelines, discount rates and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if it can be satisfied at a point in time or over time. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.
License Fees
If a license to intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we will recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We will evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
Milestone Payments
At the inception of each arrangement that includes milestone payments (variable consideration), we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or our collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achieving such milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration or other revenues and earnings in the period of adjustment.
Royalties
For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our collaborative arrangements.
Under certain collaborative arrangements, we have been reimbursed for a portion of our research and development ("R&D") expenses, including costs of drug supplies. When these R&D services are performed under a reimbursement or cost sharing model with our collaboration partners, we record these reimbursements as a reduction of R&D expense in our consolidated statements of operations.
Grant revenue
We have determined that as of January 1, 2018, accounting for our various grant agreements falls under the contributions guidance under Subtopic 958-605, Not-for-Profit Entities-Revenue Recognition, which is outside the scope of Topic 606, as the government agencies granting us the funds are not receiving reciprocal value for their contributions. Beginning on January 1, 2018, all contributions received from current grant agreements are recorded as a contra-expense as opposed to revenue on the consolidated statement of operations.
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
Historically, we have recorded patents at cost and amortized these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent cost consists of the consideration paid for patents and related legal costs. Effective as of the acquisition of VGX in 2009, all new patent costs are expensed as incurred, with patent costs capitalized as of that date continuing to be amortized over the expected life of the patent. License costs are recorded based on the fair value of consideration paid and are amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement to the extent the license has an alternative future use. As of December 31, 2018 and 2017, our intangible assets resulting from the acquisition of VGX, Inovio AS and Bioject, and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $4.8 million and $6.0 million, respectively.
The determination of the value of intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If impairment is indicated, we will reduce the carrying value of the intangible asset to fair value. While current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from our intangible assets will exceed the intangible assets’ carrying value, and accordingly, we have not recognized any impairment losses through December 31, 2018.
Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. Goodwill is reviewed for impairment at least annually at November 30, or more frequently if an event occurs indicating the potential for impairment. During our goodwill impairment review, we may assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and our overall financial performance. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, we will proceed to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, we will perform the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. We may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. We performed our annual assessment for goodwill impairment as of November 30, 2018, identifying no impairment.
Although there are inherent uncertainties in this assessment process, the estimates and assumptions we are using are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of its goodwill and intangible assets. Furthermore, we cannot predict the occurrence of future impairment triggering events nor the impact such events might have on its reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations. See Note 9 to the Consolidated Financial Statements included in this report for further discussion of our goodwill and intangible assets.

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

Results of Operations
The consolidated financial data for the years ended December 31, 2018, 2017 and 2016 is presented in the following table and the results of these periods are used in the discussion thereafter.

	Year Ended December 31,			Increase/(Decrease) 2018 vs. 2017		Increase/(Decrease) 2017 vs. 2016
	2018	2017	2016	$	%	$	%
Revenues:
Revenue under collaborative research and development arrangements, including from affiliated entity	$30,310,309	$29,173,216	$7,891,341	$1,137,093	4%	$21,281,875	270%
Grants and miscellaneous revenue, including from affiliated entity	171,588	13,046,870	27,477,020	(12,875,282)	(99)	(14,430,150)	(53)
Total revenues	30,481,897	42,220,086	35,368,361	(11,738,189)	(28)	6,851,725	19
Operating expenses:
Research and development	95,257,876	98,572,618	88,712,035	(3,314,742)	(3)	9,860,583	11
General and administrative	29,315,159	28,290,369	23,892,263	1,024,790	4	4,398,106	18
Gain on sale of assets	—	(1,000,000)	(1,000,000)	1,000,000	(100)	—	—
Total operating expenses	124,573,035	125,862,987	111,604,298	(1,289,952)	(1)	14,258,689	13
Loss from operations	(94,091,138)	(83,642,901)	(76,235,937)	(10,448,237)	(12)	(7,406,964)	(10)
Interest and other income, net	920,891	1,612,974	1,257,257	(692,083)	(43)	355,717	28
Change in fair value of common stock warrants	360,795	806,819	127,554	(446,024)	(55)	679,265	533
Gain (loss) on investment in affiliated entity	(1,988,567)	(6,982,664)	1,110,787	4,994,097	72	(8,093,451)	(729)
Net loss before provision for income tax	(94,798,019)	(88,205,772)	(73,740,339)	(6,592,247)	(7)	(14,465,433)	(20)
Provision for income taxes	(2,169,811)	—	—	(2,169,811)	(100)	—	—
Net loss	$(96,967,830)	$(88,205,772)	$(73,740,339)	$(8,762,058)	(10)%	$(14,465,433)	(20)%

Comparison of Years Ended December 31, 2018 and 2017
Revenue
Revenue primarily consisted of revenue under collaborative research and development arrangements for the year ended December 31, 2018, and revenue under collaborative research and development arrangements, grants and government contracts for the year ended December 31, 2017. Our year over year total revenue decreased $11.7 million, or 28%.
As of January 1, 2018, accounting for our various grant agreements falls under the contributions guidance under Subtopic 958-605, Not-for-Profit Entities-Revenue Recognition, which is outside the scope of Topic 606, as the government agencies granting us funds are not receiving reciprocal value for their contributions. Beginning on January 1, 2018, after adopting Topic 606 using the modified retrospective transition method, all contributions received from current grant agreements are being recorded as a contra-expense as opposed to revenue on the consolidated statement of operations. For the year ended December 31, 2018, $9.5 million would have been recorded as grant revenue but under the new guidance was instead recorded as a reduction to research and development expense. See Note 2, Summary of Significant Accounting Policies: Recent Accounting Pronouncements, to the Consolidated Financial Statements included in this report for further discussion.
The $1.1 million increase in revenue under collaborative research and development arrangements for the year ended December 31, 2018 as compared to 2017 was primarily due to the recognition of the gross upfront payment of $23.0 million from ApolloBio during the second quarter of 2018. This increase was offset by an overall decrease in revenue from the AstraZeneca collaboration of $15.4 million, primarily related to previously deferred revenue recognized during the second quarter of 2017, upon selection of the first cancer research collaboration product candidate by AstraZeneca, among other variances. There was also no revenue recognized in 2018 from Roche compared to $6.1 million for 2017, due to the termination of the agreement in 2017.
For the year ended December 31, 2018, grant funding received and recorded as contra-research and development expense was $9.5 million, as compared to $13.0 million recorded as grant and miscellaneous revenue, including arrangements with affiliated entities, for the year ended December 31, 2017. The decrease in grant funding recorded for the year over year was primarily due to a decrease from our DARPA Ebola grant of $8.8 million, partially offset by an increase from our CEPI grant of $4.3 million.
Research and Development Expenses

The $3.3 million decrease in research and development expenses for the year ended December 31, 2018 as compared to 2017 was primarily due to the $9.5 million contra-research and development expense recorded from grant agreements as discussed above, as well as a decrease of $8.9 million in expenses related to the DARPA Ebola grant and a decrease of $2.0 million in expenses related to our Hepatitis B program. These decreases were partially offset by an increase of $4.0 million related to increased employee headcount to support clinical trials and partnerships, an increase of $3.1 million for drug manufacturing related to our collaboration with AstraZeneca, an increase in expenses related to our GBM clinical trial of $2.8 million, an increase in expenses of $2.6 million related to our VGX-3100 Phase 3 clinical trial, an increase in expenses of $2.6 million related to our CEPI grant and an increase in deprecation expense of $2.3 million, among other variances.
General and Administrative Expenses
The $1.0 million increase in general and administrative expenses for the year ended December 31, 2018 as compared to 2017 was primarily related to the $1.4 million of foreign non-income taxes withheld from the ApolloBio upfront payment we received in March 2018 and the advisory fee of $960,000 incurred in connection with receiving the upfront payment. There were also increases in legal expense and personnel costs from increases in employee headcount of $1.3 million and $1.2 million, respectively, partially offset by a decrease in non-cash stock-based compensation expense of $2.8 million and depreciation expense of $1.4 million, among other variances.
Stock-based Compensation
Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. Total employee stock-based compensation cost for the years ended December 31, 2018 and 2017 was $10.2 million and $12.9 million, of which $5.9 million and $5.8 million was included in research and development expenses and $4.3 million and $7.1 million was included in general and administrative expenses, respectively. The year over year decrease was primarily due to a lower weighted average grant date fair value for the awards granted in 2018, as well as higher expenses recorded for certain stock option modifications which occurred in 2017. At December 31, 2018, there was $5.2 million of total unrecognized compensation cost related to unvested stock options, which we expect to recognize over a weighted-average period of 1.7 years, as compared to $5.9 million for the year ended December 31, 2017 expected to be recognized over a weighted-average period of 1.8 years. At December 31, 2018, there was $5.1 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.7 years, as compared to $5.3 million for the year ended December 31, 2017 expected to be recognized over a weighted-average period of 1.8 years. Total stock-based compensation for options granted to non-employees for the years ended December 31, 2018 and 2017 was $302,000 and $201,000, respectively.
Gain on sale of assets
The gain on sale of assets for the year ended December 31, 2017 related to the sale of our compound VGX-1027 to GeneOne for a purchase price of $1.0 million. These assets had a carrying value of zero, resulting in the full proceeds being recognized as a gain on sale.
Interest and Other Income, net
Interest and other income, net, decreased by $692,000 for the year ended December 31, 2018 as compared to 2017 primarily due to an increase in net realized loss recorded on short-term investments, partially offset by higher interest earned on short-term investments during the year.
Change in fair value of common stock warrants
The change in fair value of common stock warrants for the years ended December 31, 2018 and 2017 was $361,000 and $807,000, respectively. The variance is due to the revaluation of the warrants to their fair value at each balance sheet date; in addition, the warrants were exercised during the quarter ended September 30, 2018, eliminating the associated warrant liability.
Loss on investment in affiliated entity
The loss on investment in affiliated entity for the years ended December 31, 2018 and 2017 was $2.0 million and $7.0 million, respectively, resulting from the change in the fair market value of the investments in GeneOne and Plumbline Life Sciences, or PLS. After the adoption of ASU No. 2016-01 on January 1, 2018, unrealized gains and losses on PLS are recorded on the consolidated statement of operations as a gain (loss) on investment in affiliated entity rather than the consolidated statement of comprehensive income (loss).
Provision for income taxes
The provision for income taxes of $2.2 million for the year ended December 31, 2018 was related to foreign income taxes on the upfront payment received from ApolloBio in March 2018.
Income Taxes

Since inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented. Utilization of net operating losses and tax credits are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, or IRC. As of December 31, 2018, we had net operating loss carry forwards for U.S. federal, California and Pennsylvania income tax purposes of approximately $383.3 million, $68.6 million and $75.6 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. We also had U.S. federal and state research and development tax credits of approximately $13.8 million and $2.7 million, respectively, net of the federal research and development credits that will expire due to IRC Section 383 limitations. If not utilized, the net operating losses and credits will begin to expire in 2019.

Comparison of Years Ended December 31, 2017 and 2016

Revenue
Revenue primarily consisted of revenue under collaborative research and development arrangements and grants and government contracts for the years ended December 31, 2017 and 2016. Our year over year total revenue increased $6.9 million, or 19%.
The $21.3 million increase in revenue under collaborative research and development arrangements for the year ended December 31, 2017 as compared to 2016 was primarily due to an increase in revenue recognized from AstraZeneca, as the up-front payment received in September 2015 and other deferred amounts totaling $13.8 million were recognized in June 2017 upon AstraZeneca’s selection of the first cancer research collaboration product candidate, as well as a $7.0 milestone payment recognized in December 2017 for the initiation of the Phase 2 portion on an ongoing clinical trial. The increase was also due to an increase in revenue recognized from Roche of $1.2 million, as all remaining revenue was recognized upon termination of that collaboration agreement in 2017.
The $14.4 million decrease in grants and miscellaneous revenue for the year ended December 31, 2017 as compared to 2016 was primarily due to a decrease in revenue recognized from our nearly completed DARPA Ebola grant and completed DARPA sub-contract for the treatment of infectious diseases of $12.6 million and $4.1 million, respectively, partially offset by an increase in revenue recognized from our two sub-contracts with Wistar totaling $2.2 million. Beginning in 2018, contributions received from grant agreements are recorded as a contra-expense as opposed to revenue on the consolidated statement of operations. For additional information on the new accounting standard for revenues from contracts with customers please read Note 2, Summary of Significant Accounting Policies: Recent Accounting Pronouncements, to the Consolidated Financial Statements included in this report for further discussion.
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
Gain on sale of assets
In December 2017, we sold assets related to our compound VGX-1027 to GeneOne for a purchase price of $1.0 million. These assets had a carrying value of zero, resulting in the full proceeds being recognized as a gain on sale. The gain on sale of assets for the year ended December 31, 2016 related to our May 2014 sale of animal health assets to PLS, for which we received proceeds of $1.0 million in 2015 and $1.0 million in 2016.
Interest and Other Income, net
Interest and other income, net, increased by $356,000 for the year ended December 31, 2017 as compared to 2016 primarily due to higher interest earned on short-term investments during the year.
Change in fair value of common stock warrants
The change in fair value of common stock warrants for the years ended December 31, 2017 and 2016 was $807,000 and $128,000, respectively. The variance was due to the revaluation of the warrants to their fair value at each balance sheet date. All of these warrants were exercised during the quarter ended September 30, 2018, eliminating the associated warrant liability.
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

Working Capital and Liquidity
As of December 31, 2018, we had cash and short-term investments of $81.2 million and working capital of $52.5 million, as compared to $127.4 million and $103.0 million as of December 31, 2017, respectively. The decrease in cash and short-term investments during the year ended December 31, 2018 was primarily due to our operating expenses and capital expenditures, partially offset by the sales of our common stock under our ATM sales agreements during the period as well as the net proceeds received from ApolloBio.
Net cash used in operating activities for the year ended December 31, 2018 of $73.6 million consisted of net loss of $(97.0) million less changes in net operating assets and liabilities of $4.7 million, partially offset by net non-cash adjustments of $18.7 million. The primary non-cash expenses were stock-based compensation of $10.7 million, depreciation and amortization of $5.0 million and loss on investment in affiliated entities and short-term investments of $2.0 million and $1.3 million, respectively.
Net cash used in operating activities for the year ended December 31, 2017 of $63.2 million consisted of net loss of $(88.2) million less changes in net operating assets and liabilities of $2.9 million, partially offset by net non-cash adjustments of $22.1 million. The primary non-cash income (expenses) added back to net loss included gain on sale of intangible assets of $1.0 million, offset by stock-based compensation of $13.1 million, depreciation and amortization of $3.5 million and loss on investment in affiliated entity of $7.0 million.
Net cash provided by (used in) investing activities was $42.4 million and $(27.8) million for the years ended December 31, 2018 and 2017, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities and a decrease in capital expenditures for facilities in 2018.
Net cash provided by financing activities was $31.0 million and $95.7 million for the years ended December 31, 2018 and 2017, respectively. The decrease in cash provided from financing activities was primarily due to proceeds from the July 2017 financing (described below), offset by an increase in proceeds from the sale of common stock under our ATM sales agreements during the year.
In the first quarter of 2019, we completed a private placement of $78.5 million aggregate principal amount of our 6.50% convertible senior notes due 2024, or the “Notes”. The Notes were sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds from the offering were approximately $75.8 million, after deducting the initial purchasers' discount and estimated offering expenses payable by us. See Note 18 to the Consolidated Financial Statements included in this report for further discussion.
In May 2018, we entered into an At-the-Market Equity Offering Sales Agreement, or the Sales Agreement, with an outside placement agent, or the Placement Agent, to sell shares of our common stock with aggregate gross proceeds of up to $100.0 million, from time to time, through an “at-the-market” equity offering program under which the Placement Agent will act as sales agent. During the year ended December 31, 2018, we sold 5,354,075 shares of common stock under the Sales Agreement for aggregate net proceeds of $27.7 million.
In July 2017, we closed an underwritten public offering of 12,500,000 shares of our common stock at a public offering price of $6.00 per share. The net proceeds, after deducting the underwriters' discounts and commissions and other offering expenses, were $70.1 million.
In June 2016, we entered into an At-the-Market Equity Offering Sales Agreement, or the “Prior Sales Agreement”, with the same placement agent as for the Sales Agreement. The registration statement that registered with the SEC the shares sold under the Prior Sales Agreement expired on June 5, 2018, and no further sales will be made under the Prior Sales Agreement. During the year ended December 31, 2018, we sold a total of 314,950 shares of common stock under the Prior Sales Agreement for aggregate net proceeds of $1.6 million. During the year ended December 31, 2017, we sold a total of 2,937,406 shares of common stock under the Prior Sales Agreement for aggregate net proceeds of $24.2 million.
During the year ended December 31, 2018, stock options and warrants to purchase 756,853 shares of common stock were exercised for aggregate net proceeds of $2.4 million. During the year ended December 31, 2017, stock options to purchase 452,973 shares of common stock were exercised for aggregate net proceeds of $2.3 million.
As of December 31, 2018, we had an accumulated deficit of $620.4 million and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. These activities will require additional financing. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that current cash and short-term investments are sufficient to meet planned working capital requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Contractual Obligations
As of December 31, 2018, we did not have any other material long-term debt or other known contractual obligations, except for the operating leases for our facilities, which expire from 2023 to 2029, and operating leases for copiers, which expire in 2021 and 2022.
We are contractually obligated to make the following operating lease payments as of December 31, 2018:

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$35,653,000	$3,756,000	$7,870,000	$8,075,000	$15,952,000

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

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets, and the recent fluctuations in interest rates and availability of funding in the credit markets primarily impact the performance of our investments. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments at December 31, 2018, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.
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
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the year ended December 31, 2018 were made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investments in GeneOne and PLS which are denominated in South Korean Won and then translated into United States dollars. We do not have any foreign currency hedging instruments in place.
Certain transactions related to us are denominated primarily in foreign currencies, including Euros, British Pounds, Canadian Dollars and South Korean Won. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets where we conduct business.
We do not use derivative financial instruments for speculative purposes. We do not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. Currently, we do not expect the impact of fluctuations in the relative fair value of other currencies to be material in 2019.

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
Based on an evaluation carried out as of the end of the period covered by this Annual Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2018 at the reasonable assurance level.

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
As of December 31, 2018, management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2018.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm
The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2018. The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Inovio Pharmaceuticals, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Inovio Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Inovio Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018 and related notes and our report dated March 12, 2019 expressed an unqualified opinion thereon.
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
March 12, 2019

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2018 fiscal year, under the captions “Election of Directors,” “Executive Compensation and Other Information” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2018 fiscal year, under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation of Directors” and “Director Compensation Table.”.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2018 fiscal year, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director independence and other information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2018 fiscal year, under the captions “Certain Relationships and Related Party Transactions” and “Election of Directors.”

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2018 fiscal year, under the caption “Ratification of Appointment of Registered Public Accounting Firm.”

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

10.12††
Amended and Restated License and Collaboration Agreement, dated December 29, 2017, by and between Inovio Pharmaceuticals, Inc. and Beijing Apollo Saturn Biological Technology Limited (incorporated by reference to Exhibit 10.12 as filed with the registrant's Form 10-K annual report for the year ended December 31, 2017 filed on March 14, 2018).

10.13
At-the-Market Equity Offering Sales Agreement dated May 25, 2018 between Inovio Pharmaceuticals, Inc. and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.1 of the registrant's Form 8-K filed on May 25, 2018).

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

10.43+	Consulting Agreement dated February 21, 2019 by and between Inovio Pharmaceuticals, Inc. and Dr. Niranjan Sardesai (filed herewith).

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Designates management contract, compensatory plan or arrangement.

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

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2019.

Inovio Pharmaceuticals, Inc.

By:	/s/ J. JOSEPH KIM
J. Joseph Kim President and Chief Executive Officer
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

Signature	Title	Date

/s/ J. JOSEPH KIM	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2019
J. Joseph Kim

/s/ SIMON X. BENITO	Chairman of the Board of Directors	March 12, 2019
Simon X. Benito

/s/ PETER KIES	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 12, 2019
Peter Kies

/s/ ANGEL CABRERA	Director	March 12, 2019
Angel Cabrera

/s/ MORTON COLLINS	Director	March 12, 2019
Morton Collins

/s/ DAVID WEINER	Director	March 12, 2019
David Weiner

/s/ WENDY YARNO	Director	March 12, 2019
Wendy Yarno

/s/ LOTA ZOTH	Director	March 12, 2019
Lota Zoth

INOVIO PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Inovio Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Inovio Pharmaceuticals, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders‘ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with US generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 12, 2019 expressed an unqualified opinion thereon.
Adoption of ASU No. 2014-09
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method effective January 1, 2018.
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
San Diego, California
March 12, 2019

Inovio Pharmaceuticals, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$23,693,633	$23,786,579
Short-term investments	57,538,852	103,638,844
Accounts receivable	3,316,361	6,003,205
Accounts receivable from affiliated entities	738,583	486,619
Prepaid expenses and other current assets	1,406,590	2,600,906
Prepaid expenses and other current assets from affiliated entities	1,120,805	1,846,007
Total current assets	87,814,824	138,362,160
Fixed assets, net	15,949,014	18,320,176
Investment in affiliated entity - GeneOne	6,381,926	9,069,401
Investment in affiliated entity - PLS	3,023,987	2,325,079
Intangible assets, net	4,760,145	6,009,729
Goodwill	10,513,371	10,513,371
Other assets	2,669,998	2,639,354
Total assets	$131,113,265	$187,239,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$23,134,733	$23,278,798
Accounts payable and accrued expenses due to affiliated entities	977,792	926,943
Accrued clinical trial expenses	5,671,764	8,611,892
Common stock warrants	—	360,795
Deferred revenue	223,577	1,175,353
Deferred revenue from affiliated entities	33,575	174,110
Deferred rent	1,065,387	877,535
Deferred grant funding	4,165,848	—
Deferred grant funding from affiliated entities	27,083	—
Total current liabilities	35,299,759	35,405,426
Deferred revenue, net of current portion	150,793	215,853
Deferred rent, net of current portion	8,518,207	9,104,416
Deferred tax liabilities	24,766	24,766
Other liabilities	87,333	—
Total liabilities	44,080,858	44,750,461
Commitments and contingencies
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Preferred stock—par value $0.001; Authorized shares: 10,000,000, issued and outstanding shares: 23 at December 31, 2018 and December 31, 2017	—	—
Common stock—par value $0.001; Authorized shares: 600,000,000 at December 31, 2018 and December 31, 2017, issued and outstanding: 97,225,810 at December 31, 2018 and 90,357,644 at December 31, 2017	97,226	90,358
Additional paid-in capital	707,794,215	665,775,504
Accumulated deficit	(620,426,436)	(523,356,317)
Accumulated other comprehensive loss	(528,867)	(117,005)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	86,936,138	142,392,540
Non-controlling interest	96,269	96,269
Total stockholders’ equity	87,032,407	142,488,809
Total liabilities and stockholders’ equity	$131,113,265	$187,239,270
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31,
	2018	2017	2016
Revenues:
Revenue under collaborative research and development arrangements	$29,860,785	$28,407,388	$6,490,747
Revenue under collaborative research and development arrangements with affiliated entities	449,524	765,828	1,400,594
Grants and miscellaneous revenue	171,588	10,474,539	27,136,457
Grants and miscellaneous revenue from affiliated entity	—	2,572,331	340,563
Total revenues	30,481,897	42,220,086	35,368,361
Operating expenses:
Research and development	95,257,876	98,572,618	88,712,035
General and administrative	29,315,159	28,290,369	23,892,263
Gain on sale of assets	—	(1,000,000)	(1,000,000)
Total operating expenses	124,573,035	125,862,987	111,604,298
Loss from operations	(94,091,138)	(83,642,901)	(76,235,937)
Other income (expense):
Interest and other income, net	920,891	1,612,974	1,257,257
Change in fair value of common stock warrants	360,795	806,819	127,554
Gain (loss) on investment in affiliated entity	(1,988,567)	(6,982,664)	1,110,787
Net loss before provision for income tax	(94,798,019)	(88,205,772)	(73,740,339)
Provision for income taxes	(2,169,811)	—	—
Net loss	(96,967,830)	(88,205,772)	(73,740,339)
Net loss per share
Basic	$(1.05)	$(1.08)	$(1.01)
Diluted	$(1.05)	$(1.09)	$(1.01)
Weighted average number of common shares outstanding
Basic	92,539,997	81,777,493	73,214,766
Diluted	92,539,997	81,918,022	73,214,766
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year ended December 31,
	2018	2017	2016
Net loss	$(96,967,830)	$(88,205,772)	$(73,740,339)
Other comprehensive income (loss):
Unrealized loss on investment in affiliated entity, net of tax	—	(1,452,431)	(1,268,404)
Unrealized gain (loss) on short-term investments, net of tax	(180,496)	7,458	(111,967)
Comprehensive loss	$(97,148,326)	$(89,650,745)	$(75,120,710)

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2015	23	—	72,217,965	$72,218	$534,004,564	$(361,097,896)	$2,708,339	$245,828	$175,933,053
Issuance of common stock for cash, net of financing costs of $128,000	—	—	658,748	659	6,295,102	—	—	—	6,295,761
Issuance of common stock for Bioject acquisition	—	—	440,122	440	4,299,560	—	—	—	4,300,000
Payment to minority stockholders	—	—	—	—	—	—	—	(149,559)	(149,559)
Exercise of stock options and warrants for cash and vesting of RSUs, net of tax payments	—	—	450,045	449	1,640,291	—	—	—	1,640,740
Cashless exercise of stock options and warrants	—	—	295,490	296	(296)	—	—	—	—
Stock-based compensation	—	—	—	—	10,479,135	—	—	—	10,479,135
Net loss attributable to common stockholders	—	—	—	—	—	(73,740,339)	—	—	(73,740,339)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(111,967)	—	(111,967)
Unrealized loss on investment in affiliated entity, net of tax	—	—	—	—	—	—	(1,268,404)	—	(1,268,404)
Balance at December 31, 2016	23	—	74,062,370	$74,062	$556,718,356	$(434,838,235)	$1,327,968	$96,269	$123,378,420
Cumulative effect of accounting change	—	—	—	—	312,310	(312,310)	—	—	—
Issuance of common stock for cash, net of financing costs of $4.9 million	—	—	15,437,406	15,437	94,332,485	—	—	—	94,347,922
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	857,868	859	1,341,391	—	—	—	1,342,250
Stock-based compensation	—	—	—	—	13,070,962	—	—	—	13,070,962
Net loss attributable to common stockholders	—	—	—	—	—	(88,205,772)	—	—	(88,205,772)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	7,458	—	7,458
Unrealized loss on investment in affiliated entity, net of tax	—	—	—	—	—	—	(1,452,431)	—	(1,452,431)
Balance at December 31, 2017	23	—	90,357,644	$90,358	$665,775,504	$(523,356,317)	$(117,005)	$96,269	$142,488,809
Cumulative effect of accounting change	—	—	—	—	—	231,366	(231,366)	—	—
Issuance of common stock for cash	—	—	5,669,025	5,669	29,222,107	—	—	—	29,227,776
Exercise of stock options and warrants for cash and vesting of RSUs, net of tax payments	—	—	1,199,141	1,199	1,808,327	—	—	—	1,809,526
Stock-based compensation	—	—	—	—	10,988,277	(333,655)	—	—	10,654,622
Net loss attributable to common stockholders	—	—	—	—	—	(96,967,830)	—	—	(96,967,830)
Unrealized loss on short-term investments	—	—	—	—	—	—	(180,496)	—	(180,496)
Balance at December 31, 2018	23	—	97,225,810	$97,226	$707,794,215	$(620,426,436)	$(528,867)	$96,269	$87,032,407
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(96,967,830)	$(88,205,772)	$(73,740,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,747,183	1,850,376	1,708,498
Amortization of intangible assets	1,249,584	1,618,665	1,377,466
Change in value of common stock warrants	(360,795)	(806,819)	(127,554)
Stock-based compensation	10,654,622	13,070,962	10,479,135
Amortization of premiums on investments	72,561	319,845	266,290
Deferred taxes	—	(150,027)	(849)
Loss on short-term investments	1,342,005	215,423	139,249
Loss on disposal of fixed assets	14,529	—	—
Loss (gain) on investment in affiliated entities	1,988,567	6,982,664	(1,110,787)
Gain on sale of intangible assets	—	(1,000,000)	(1,000,000)
Changes in operating assets and liabilities:
Accounts receivable	2,686,844	9,818,306	(8,521,899)
Accounts receivable from affiliated entities	(251,964)	261,736	(714,908)
Prepaid expenses and other current assets	1,194,316	(851,847)	(831,802)
Prepaid expenses and other current assets from affiliated entities	725,202	(333,583)	(901,772)
Other assets	(30,644)	(526,207)	(1,442,314)
Accounts payable and accrued expenses	550,407	2,829,807	6,367,965
Accrued clinical trial expenses	(2,940,128)	2,243,503	3,767,906
Accounts payable and accrued expenses due to affiliated entities	50,849	(145,636)	907,532
Deferred revenue	(1,016,836)	(13,689,322)	1,527,686
Deferred revenue from affiliated entities	(140,535)	(319,876)	(687,827)
Deferred rent	(398,357)	3,608,881	(16,728)
Deferred grant funding	4,165,848	—	—
Deferred grant funding from affiliated entities	27,083	—	—
Other liabilities	87,333	—	—
Net cash used in operating activities	(73,550,156)	(63,208,921)	(62,555,052)
Cash flows from investing activities:
Purchases of investments	(88,155,046)	(95,700,144)	(57,317,671)
Maturities of investments	132,659,976	77,162,902	76,528,030
Purchases of capital assets	(2,085,022)	(10,293,902)	(2,738,470)
Proceeds from sale of intangible assets	—	1,000,000	1,000,000
Purchase of intangible and other assets	—	—	(1,200,000)
Net cash provided by (used in) investing activities	42,419,908	(27,831,144)	16,271,889
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	29,227,776	94,347,922	6,295,761
Proceeds from stock option and warrant exercises, net of tax payments	1,809,526	1,342,250	1,640,740
Expenses from other financing activities	—	—	(149,559)
Net cash provided by financing activities	31,037,302	95,690,172	7,786,942
Increase (decrease) in cash and cash equivalents	(92,946)	4,650,107	(38,496,221)
Cash and cash equivalents, beginning of period	23,786,579	19,136,472	57,632,693
Cash and cash equivalents, end of period	$23,693,633	$23,786,579	$19,136,472

Supplemental disclosure of non-cash activities
Common stock issued for purchase of Bioject	$—	$—	$4,300,000
Change in amounts accrued for purchases of property and equipment	$694,472	$851,204	$164,923
Lease incentive recorded as fixed assets and deferred rent	$—	$—	$523,856
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
Inovio Pharmaceuticals, Inc. (the “Company” or “Inovio”), is a late-stage biotechnology company focused on the discovery, development, and commercialization of DNA-based immunotherapies and vaccines that transform the treatment and prevention of cancers and infectious diseases. The Company's DNA-based immunotherapies and vaccines, in combination with its proprietary, efficacy-enabling delivery devices, are intended to generate robust immune responses, in particular functional CD8+ killer T cells and antibodies, to fight target diseases.
Inovio’s synthetic products are based on its SynCon® immunotherapy design. The Company and its collaborators are currently conducting or planning clinical programs of its proprietary SynCon® immunotherapies for HPV-caused pre-cancers, including cervical, vulvar, and anal dysplasia; HPV-caused cancers, including head & neck, cervical, anal, penile, vulvar, and vaginal; bladder cancer; glioblastoma multiforme ("GBM"); hepatitis B virus; hepatitis C virus; HIV; Ebola; Middle East Respiratory Syndrome, or MERS; Lassa fever; and Zika virus.
The Company's partners and collaborators include MedImmune, the global biologics research and development arm of AstraZeneca ("AstraZeneca"), The Wistar Institute, University of Pennsylvania, GeneOne Life Science Inc. ("GeneOne"), ApolloBio Corporation, Regeneron Pharmaceuticals, Inc., Genentech, Inc., Plumbline Life Sciences, Inc., Drexel University, National Institute of Allergy and Infectious Diseases (“NIAID”), United States Military HIV Research Program, U.S. Army Medical Research Institute of Infectious Diseases, National Institutes of Health, HIV Vaccines Trial Network, Defense Advanced Research Projects Agency (“DARPA”), Parker Institute for Cancer Immunotherapy, and Coalition for Epidemic Preparedness Innovations (“CEPI”).
Inovio was incorporated in Delaware in June 2001 and has its principal executive offices in Plymouth Meeting, Pennsylvania.

2. Summary of Significant Accounting Policies

Basis of Presentation
Inovio incurred a net loss attributable to common stockholders of $97.0 million for the year ended December 31, 2018. Inovio had working capital of $52.5 million and an accumulated deficit of $620.4 million as of December 31, 2018. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates. In the first quarter of 2019, the Company received net proceeds of $75.8 million from a private placement of $78.5 million aggregate principal amount of its 6.50% convertible senior notes due 2024 (the “Notes”). These proceeds, in addition to the Company’s cash, cash equivalents and short-term investments of $81.2 million and long-term investments of $9.4 million as of December 31, 2018, are sufficient to support the Company's operations for a period of at least 12 months from the date it issued these financial statements. In addition, the Company could sell up to an additional $71.8 million in shares of its common stock under its At-the-Market Equity Offering Sales Agreement (the “Sales Agreement”), subject to certain conditions set forth in the Sales Agreement.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements and/or future public or private debt or equity financings including use of its Sales Agreement. Although the Company has a history of equity financings including the receipt of net proceeds of $29.2 million under the current Sales Agreement and a prior agreement during the year ended December 31, 2018 and net proceeds of $94.3 million from an underwritten public offering and a previous at-the-market sales facility during the year ended December 31, 2017, sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Inovio be unable to continue as a going concern. Inovio’s consolidated financial statements as of and for the year ended December 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has evaluated subsequent events after the balance sheet date through the date it issued these financial statements.
Consolidation

These consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. The Company consolidates its wholly-owned subsidiaries Genetronics, Inc., VGX Pharmaceuticals Inc. ("VGX"), and Geneos Therapeutics, Inc. ("Geneos"), and records a non-controlling interest for 15% of VGX Animal Health, Inc., a subsidiary of VGX. All intercompany accounts and transactions have been eliminated upon consolidation.
Subsequent to December 31, 2018, Geneos is no longer a wholly owned subsidiary. See Note 18 for additional information.
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one segment operating primarily within the United States.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments, that potentially subject the Company to concentrations of credit risk consist primarily of cash and short-term investments. The Company limits its exposure to credit loss by placing its cash and investments with high credit quality financial institutions. Additionally, the Company has established guidelines regarding diversification of its investments and their maturities which are designed to maintain principal and maximize liquidity.
The Company has contracts with certain of its customers that have represented more than 10% of the Company's total revenues, as discussed in Note 7.
Fair value of Financial Instruments
The Company’s financial instruments consist principally of cash equivalents, short-term investments and investments in affiliated entities. The carrying amounts of cash equivalents approximate the related fair values due to the short-term maturities of these instruments. Investments are recorded at fair value, based on current market valuations. After the adoption of ASU No. 2016-01 on January 1, 2018, unrealized gains and losses on the Company's equity investment in its affiliated entity Plumbline Life Sciences, Inc. ("PLS") are reported in the consolidated statement of operations as a gain (loss) on investment in affiliated entities, as discussed below in "Recent Accounting Pronouncements - Recently Adopted." The Company’s investment in GeneOne, an affiliated entity, is accounted for at fair value on a recurring basis, with changes in fair value recorded on the consolidated statements of operations within gain (loss) from investment in affiliated entity.
Cash and Cash Equivalents
Cash equivalents are considered by the Company to be highly liquid investments purchased with original maturities of three months or less from the date of purchase. Cash and cash equivalents included certain money market accounts at December 31, 2018 and 2017.
Investments
The Company defines investments as income-yielding securities that can be readily converted into cash or equity investments classified as available-for-sale. Investments included mutual funds. United States corporate debt securities and equity investments in the Company’s affiliated entities, PLS and GeneOne at December 31, 2018. Investments included mutual funds, United States corporate debt securities and an equity investment in the Company's affiliated entity PLS at December 31, 2017.
Accounts Receivable
Accounts receivable are recorded at invoiced amounts and do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition. Credit is extended to customers as deemed necessary and generally does not require collateral. Management believes that the risk of loss is significantly reduced due to the quality and financial position of the Company's customers. No allowance for doubtful accounts was deemed necessary at December 31, 2018 and 2017.

Fixed Assets
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the remaining term of the related leases or the estimated economic useful lives of the improvements. Repairs and maintenance are expensed as incurred.
Long-Lived Assets
All long-lived assets are reviewed for impairment in value when changes in circumstances dictate, based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current earnings, to the extent the carrying amount of an asset exceeds its estimated fair value determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets. The Company has not recognized any losses on long-lived assets through December 31, 2018 and 2017.
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
Historically, the Company has recorded patents at cost and amortized these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent cost consists of the consideration paid for patents and related legal costs. Effective as of the acquisition of VGX in 2009, all new patent costs are expensed as incurred, with patent costs capitalized as of that date continuing to be amortized over the expected life of the patent. License costs are recorded based on the fair value of consideration paid and are amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement to the extent the license has an alternative future use. As of December 31, 2018 and 2017, the Company’s intangible assets resulting from the acquisition of VGX, as well as the acquisitions of two other companies, Inovio AS and Bioject Medical Technologies, Inc. ("Bioject"), and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $4.8 million and $6.0 million, respectively.
The determination of the value of intangible assets requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company assesses potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company’s judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of its acquired businesses, market conditions and other factors. If impairment is indicated, the Company will reduce the carrying value of the intangible asset to fair value. While current and historical operating and cash flow losses are potential indicators of impairment, the Company believes the future cash flows to be received from its intangible assets will exceed the intangible assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2018.
Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. Goodwill is reviewed for impairment at least annually at November 30, or more frequently if an event occurs indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment as of November 30, 2018, identifying no impairment.
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
Valuation allowances against the Company’s deferred tax assets were $115.0 million and $94.0 million at December 31, 2018 and 2017, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.
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
Under certain collaborative arrangements, the Company has been reimbursed for a portion of its research and development ("R&D") expenses, including costs of drug supplies. When these R&D services are performed under a reimbursement or cost sharing model with its collaboration partner, the Company records these reimbursements as a reduction of R&D expense in its consolidated statements of operations.
Grants
The Company has determined that as of January 1, 2018, accounting for the Company’s various grant agreements falls under the contributions guidance under Subtopic 958-605, Not-for-Profit Entities-Revenue Recognition, which is outside the scope of Topic 606, as the government agencies granting the Company funds are not receiving reciprocal value for their contributions. Beginning on January 1, 2018, all contributions received from current grant agreements are recorded as a contra expense as opposed to revenue on the consolidated statement of operations.
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

The following tables reconcile the components of the numerator and denominator included in the calculations of diluted net loss per share:

	Year Ended December 31,
	2018	2017	2016
Numerator
Net loss (numerator for use in basic net loss per share)	$(96,967,830)	$(88,205,772)	$(73,740,339)
Adjustment for decrease in fair value of warrant liability	—	(806,819)	—
Numerator for use in diluted net loss per share	$(96,967,830)	$(89,012,591)	$(73,740,339)

Denominator
Weighted average number of common shares outstanding (denominator for use in basic net loss per share)	92,539,997	81,777,493	73,214,766
Effect of dilutive potential common shares	—	140,529	—
Denominator for use in diluted net loss per share	92,539,997	81,918,022	73,214,766

Net loss per share, diluted	$(1.05)	$(1.09)	$(1.01)

Net loss per share, basic	$(1.05)	$(1.08)	$(1.01)

The following table summarizes potential shares of common stock that were excluded from diluted net loss per share calculation because of their anti-dilutive effect:

	Year Ended December 31,
	2018	2017	2016
Options to purchase common stock	8,752,677	7,694,870	6,806,183
Warrants to purchase common stock	—	—	284,091
Restricted stock units	1,688,017	1,234,168	798,834
Convertible preferred stock	8,456	8,456	8,456
Total	10,449,150	8,937,494	7,897,564

Leases
Leases are classified as either capital or operating leases. Leases which transfer substantially all of the benefits and risks incidental to the ownership of assets are accounted for as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases. Inovio’s Plymouth Meeting, PA headquarters and San Diego, CA facility leases, which have escalating payments, are expensed on a straight-line basis over the term of the lease. The allowance provided by the lessor for non-structural, normal leasehold improvements are considered tenant incentives and are amortized on a straight-line basis over the term of the lease. These leases represent the primary expense and commitment as indicated in Note 12, “Commitments”. Other leases exist for office machinery, such as copiers, wherein lease expense is recorded as incurred.
Stock-Based Compensation
The Company incurs stock-based compensation expense related to restricted stock units and stock options. The fair value of restricted stock is determined by the closing price of the Company's common stock reported on the Nasdaq Global Select Market on the date of grant. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, including the expected stock price volatility and expected option life. The Company amortizes the fair value of the awards on a straight-line basis over the requisite vesting period of the awards. Expected volatility is based on historical volatility. The expected life of options granted is based on historical expected life. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The dividend yield is based on the fact that no dividends have been paid historically and none are currently expected to be paid in the foreseeable future. Upon adoption of ASU 2016-09 on January 1, 2017, the Company elected to remove the forfeiture rate from the calculation and recorded a cumulative catch-up adjustment to accumulated deficit with a corresponding offset to additional paid-in-capital of $312,000. Previously, the forfeiture rate was based on historical data and the Company recorded stock-based compensation expense only for those awards that were expected to vest.
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.73%	2.20%	0.91%
Expected volatility	72%	73%	76%
Expected life in years	6	6	5
Dividend yield	—	—	—
Forfeiture rate	N/A	N/A	7%
Stock-based compensation expense related to stock options granted to non-employees is recognized based on the fair value of the stock options, determined using the Black-Scholes option pricing model, as they are earned. The fair value of the non-employee options is remeasured at each reporting period.
Assumptions used in the Black-Scholes model for non-employees are presented below:

Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.6%-3.0%	2.4%-2.6%	2.3%-2.5%
Expected volatility	68%-101%	97%-102%	71%-104%
Expected life in years	9-10	9-10	7-10
Dividend yield	—	—	—
Recent Accounting Pronouncements - Recently Adopted
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
Collaboration Agreement with AstraZeneca
The Company determined that no cumulative catch-up adjustment was required.
Grant Agreements
The Company determined that, as of January 1, 2018, accounting for the Company’s various grant agreements falls under the contributions guidance under Subtopic 958-605, Not-for-Profit Entities-Revenue Recognition, which is outside the scope of Topic 606, as the government agencies granting the Company funds are not receiving reciprocal value for their contributions. Beginning on January 1, 2018, all contributions received from current grant agreements have been recorded as a contra-expense as opposed to revenue on the consolidated statements of operations. For the year ended December 31, 2018, $9.5 million would have been recorded as grant revenue but under the new guidance was instead recorded as a reduction to research and development expense.

The following table illustrates the impact that adopting Topic 606 has had on the Company's reported results in the consolidated statements of operations for the year ended December 31, 2018.

	Balances Without Adoption of Topic 606 for the Year Ended December 31, 2018	Impact of Adopting Topic 606	As Reported for the Year Ended December 31, 2018
Revenues:
Revenue under collaborative research and development arrangements	$29,860,785	$—	$29,860,785
Revenue under collaborative research and development arrangements with affiliated entities	449,524	—	449,524
Grants and miscellaneous revenue	6,315,116	(6,143,528)	171,588
Grants and miscellaneous revenue from affiliated entity	3,348,177	(3,348,177)	—
Total revenues	39,973,602	(9,491,705)	30,481,897
Operating expenses:
Research and development	104,749,581	(9,491,705)	95,257,876
General and administrative	29,315,159	—	29,315,159
Total operating expenses	$134,064,740	$(9,491,705)	$124,573,035

ASU No. 2016-01. In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amended guidance requires the Company to measure and record equity investments, except those accounted for under the equity method of accounting that have a readily determinable fair value, at fair value and for the Company to recognize the changes in fair value in its consolidated statements of operations, instead of recognizing unrealized gains and losses through accumulated other comprehensive income (loss), as done under the previous guidance. The amended guidance also changes several disclosure requirements for financial instruments, including the methods and significant assumptions used to estimate fair value. The standard was effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company adopted this guidance on January 1, 2018 and recorded a $231,000 cumulative effect adjustment to reclassify the cumulative unrealized gain, net of tax effect, from its investment in PLS from accumulated other comprehensive loss to accumulated deficit. After the adoption of ASU No. 2016-01, the Company recorded a gain on investment in affiliated entity related to PLS of $699,000 on the consolidated statement of operations for the year ended December 31, 2018.
The cumulative effect of the changes made to the Company's consolidated balance sheet as of January 1, 2018 for the adoption of ASU No. 2016-01 are included in the table below:

Equity:	Balance at December 31, 2017	Adjustments due to ASU No. 2016-01	Balance at January 1, 2018
Accumulated deficit	$(523,356,317)	$231,366	$(523,124,951)
Accumulated other comprehensive loss	$(117,005)	$(231,366)	$(348,371)
Recent Accounting Pronouncements
ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires lessees to recognize substantially all leases on their balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently accounted for as operating leases. The Company will adopt ASU 2016-02 on January 1, 2019. The Company anticipates recognizing a right-of-use asset and a lease liability on its consolidated balance sheet for the discounted value for future lease payment from the adoption of this ASU. The Company is currently evaluating the full impact of the adoption of ASU 2016-02; however, the Company expects the adoption to have a material impact on the consolidated balance sheet.

3. Revenue Recognition
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 605.

For additional details about Topic 606, refer to Note 2 above.
During the year ended December 31, 2018, the Company recognized total revenue under collaborative research and development and other agreements of $23.0 million from ApolloBio; $6.9 million from AstraZeneca; $342,000 from its affiliated entity GeneOne; and $117,000 from various other contracts. The Company defers revenue when contract is entered into with a collaborator and cash payments are received prior to satisfaction of the related performance obligation. Of the total revenue recognized during the year ended December 31, 2018, $1.3 million was in deferred revenue as of December 31, 2017. During the twelve months ended December 31, 2017, the Company recognized revenue of $14.8 million that was included in deferred revenue at December 31, 2016. Performance obligations are generally satisfied within 12 months of the initial contract date.

4. Collaborative Agreements
ApolloBio Corporation
On December 29, 2017, the Company entered into an Amended and Restated License and Collaboration Agreement (the "ApolloBio Agreement"), with ApolloBio Corporation ("ApolloBio"), with an effective date of March 20, 2018. Under the terms of the ApolloBio Agreement, the Company granted to ApolloBio the exclusive right to develop and commercialize VGX-3100, its DNA immunotherapy product designed to treat pre-cancers caused by HPV, within the territories of China, Hong Kong, Macao, Taiwan, and may include Korea in the event that no patent covering VGX-3100 is issued in China within the three years following the effective date of the ApolloBio Agreement.
Under the ApolloBio Agreement, the Company received proceeds of $19.4 million in March 2018, which comprised the upfront payment of $23.0 million less $2.2 million in foreign income taxes and $1.4 million in certain foreign non-income taxes. The foreign income taxes were recorded as a provision for income taxes and the foreign non-income taxes were recorded as a general and administrative expense, on the condensed consolidated statement of operations during the quarter ended March 31, 2018. The Company also incurred advisory fees of $960,000 in connection with receiving the upfront payment from ApolloBio. These fees were determined to be incremental costs of obtaining the contract. The Company applied the practical expedient that permits a company to expense incremental costs to obtain a contract when the expected amortization period is one year or less and recorded the fees in general and administrative expense during the quarter ended March 31, 2018. No additional advisory fees are due related to the ApolloBio Agreement.
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
Under Topic 606, the entire transaction price of $23.0 million was allocated to the license performance obligation. The Company determined that during the quarter ended June 30, 2018, the transfer of technology occurred and accordingly, the performance obligation was fully satisfied. The Company has recorded the gross upfront payment received from ApolloBio of $23.0 million as revenue under collaborative research and development arrangements on the consolidated statement of operations during the year ended December 31, 2018.

AstraZeneca
On August 7, 2015, the Company entered into a license and collaboration agreement with MedImmune, the global biologics research and development arm of AstraZeneca ("AstraZeneca"). Under the agreement, AstraZeneca acquired exclusive rights to the Company's INO-3112 immunotherapy, renamed as MEDI0457, which targets cancers caused by human papillomavirus (HPV) types 16 and 18, with the ability to sublicense those license rights. AstraZeneca made an upfront payment of $27.5 million to the Company in September 2015 and agreed to make potential future development and regulatory event-based payments totaling up to $355 million and potential future commercial event-based payments totaling up to $345 million, in each case upon the achievement of specified milestones set forth in the license and collaboration agreement. AstraZeneca will fund all development costs associated with MEDI0457 immunotherapy. The Company is entitled to receive up to mid-single to double-digit tiered royalties on MEDI0457 product sales. Within the broader collaboration, at AstraZeneca’s discretion, AstraZeneca and the Company will develop up to two additional DNA-based cancer vaccine products not included in the Company's current product pipeline, which AstraZeneca will have the exclusive rights to develop and commercialize. These additional development services would be provided by the Company at an industry standard full-time-equivalent rate. Under the agreement, AstraZeneca can also request the Company to provide certain clinical manufacturing at an agreed upon price. The Company determined these options did not represent material rights at the inception of the agreement.
As of December 31, 2017, the Company had recognized all of the $27.5 million upfront payment as revenue, as all identified material performance obligations had been met with respect to that payment. In December 2017 and December 2018, the Company recognized as revenue $7.0 million and $2.0 million, respectively, in milestone payments from AstraZeneca triggered by AstraZeneca’s initiation of the Phase 2 portion of ongoing clinical trials in the first and second major indication, respectively, under the agreement. During the year ended December 31, 2018, the Company recognized total revenues of $6.9 million from AstraZeneca primarily for manufacturing services and the milestone achieved as discussed above. As of December 31, 2018 and 2017, the Company has a deferred revenue balance of $288,000 and $1.1 million, respectively, related to AstraZeneca. The deferred revenue relates to advanced payments made by the Company to a third-party biologics manufacturer for which AstraZeneca is obligated to reimburse. As of December 31, 2018 and 2017, the Company had an accounts receivable balance of $3.2 million and $1.7 million, respectively, related to the collaboration agreement with AstraZeneca.
Prior to January 1, 2018 the Company accounted for the arrangement under Topic 605, which resulted in revenue of $22.3 million from AstraZeneca for the year ended December 31, 2017.
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
On July 28, 2016, Roche provided notice to the Company that it would be discontinuing the agreement and its development of INO-1800, the Company’s DNA immunotherapy against the hepatitis B virus. The termination was effective in October 2016. All of Roche’s rights to INO-1800, including the right to license the product to other parties, have been returned to the Company. In February 2017, the Company received full payment of $8.5 million from Roche for its past and future obligations which were completed during the quarter ended June 30, 2017, associated with the termination of the agreement. During the year ended December 31, 2018, the Company recognized no revenues from Roche. During the year ended December 31, 2017, the Company recognized revenues of $6.1 million from Roche.
Coalition for Epidemic Preparedness Innovations
On April 11, 2018, the Company entered into agreements with the Coalition for Epidemic Preparedness Innovations ("CEPI"), pursuant to which the Company intends to develop vaccine candidates against Lassa fever and MERS. The goal of the collaboration between the Company and CEPI is to conduct research and development so that investigational stockpiles will be ready for clinical efficacy trial testing during potential disease outbreaks. The agreements with CEPI contemplate preclinical studies, as well as Phase 1 and Phase 2 clinical trials, occurring over the next few years. As part of the arrangement between the parties, CEPI has agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by the Company and collaborators, with funding from CEPI based on the achievement of identified milestones. During the year ended December 31, 2018, the Company received upfront funding of $6.5 million related to the CEPI grant, and recorded $4.3 million as contra-research and development expense. As of December 31, 2018, the Company had a deferred grant funding balance related to the CEPI grant of $2.1 million recorded as deferred grant funding on the consolidated balance sheet.

DARPA- Ebola
In April 2015, the Company received a grant from the Defense Advanced Research Projects Agency ("DARPA") to lead a collaborative team to develop multiple treatment and prevention approaches against Ebola. The consortium, led by the Company, is taking a multi-faceted approach to develop products to prevent and treat Ebola infection. The award covers pre-clinical development costs as well as good manufacturing practice, manufacturing costs and the Phase 1 clinical study costs. The initial funding period covers a base award of $19.6 million and an option award of $24.6 million, which was exercised in September 2015. During the year ended December 31, 2018, the Company received funding of $1.1 million related to the DARPA Ebola grant and recorded it as contra-research and development expense. During the year ended December 31, 2017, the Company recognized revenues of $9.8 million related to the DARPA Ebola grant. As of December 31, 2018 the Company had a deferred grant funding balance of $74,000, and as of December 31, 2017 the Company had a deferred revenue balance of $149,000, related to the DARPA grant. As of December 31, 2018 and 2017, the Company had an accounts receivable balance of $82,000 and $4.1 million, respectively, related to the DARPA grant.

5. Investments
Investments at December 31, 2018 consisted of mutual funds and United States corporate debt securities. Investments at December 31, 2017 consisted of mutual funds, United States corporate debt securities and an equity investment in the Company's affiliated entity PLS. Investments are recorded at fair value, based on current market valuations. After the adoption of ASU No. 2016-01 on January 1, 2018, unrealized gains and losses on the Company's equity securities are reported in the consolidated statement of operations as non-operating other income (expense). Unrealized gains and losses on the Company's debt securities will continue to be excluded from earnings and are reported as a separate component of other comprehensive loss until realized. Realized gains and losses are included in non-operating other income (expense) on the consolidated statement of operations and are derived using the specific identification method for determining the cost of the securities sold. During the years ended December 31, 2018 and 2017, net realized loss on investments of $1.3 million and $215,000, respectively, was recorded. The Company assessed each of its investments on an individual basis to determine if any decline in fair value was other-than-temporary. Interest and dividends on investments classified as available-for-sale are included in interest and other income, net, in the consolidated statements of operations. There were no impairments considered to be other-than-temporary during the years ended December 31, 2018 and 2017. As of December 31, 2018, the Company had 14 available-for-sale securities in a gross unrealized loss position, of which 10 with an aggregate total unrealized loss of $193,000 were in such position for longer than 12 months.
The following is a summary of available-for-sale securities as of December 31, 2018 and 2017:

		As of December 31, 2018
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$57,842,955	$—	$(528,084)	$57,314,871
US corporate debt securities	Less than 2	224,633	—	(652)	223,981
Total investments		$58,067,588	$—	$(528,736)	$57,538,852

		As of December 31, 2017
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$68,776,165	$42,097	$(252,373)	$68,565,889
US corporate debt securities	Less than 2	35,210,121	3,032	(140,198)	35,072,955
Investment in affiliated entity (PLS)	---	—	2,325,079	—	2,325,079
Total investments		$103,986,286	$2,370,208	$(392,571)	$105,963,923

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the years ended December 31, 2018 and 2017.
The following table presents the Company’s assets that are measured at fair value on a recurring basis, and are determined using the following inputs as of December 31, 2018:

	Fair Value Measurements at
	December 31, 2018
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$9,646,507	$9,646,507	$—	$—
Mutual funds	57,314,871	—	57,314,871	—
US corporate debt securities	223,981	—	223,981	—
Investments in affiliated entities	9,405,913	9,405,913	—	—
Total assets	$76,591,272	$19,052,420	$57,538,852	$—

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

Level 1 assets at December 31, 2018 and 2017 consisted of money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investments in affiliates, GeneOne and PLS. The Company accounts for its investment in 1,644,155 common shares of GeneOne based on the closing price of the shares on the Korean Stock Exchange on the applicable balance sheet date. The Company accounts for its investment in 395,758 common shares of PLS as an equity investment with a fair value based on the closing price of the shares on the Korea New Exchange (KONEX) Market on the applicable balance sheet date. The Company elected the fair value option in conjunction with the investment in GeneOne at the inception of the investment; therefore, changes in the fair value of the investment are reflected as other income (expense) in the consolidated statements of operations. The Company did not elect the fair value option for the investment in PLS at the inception of the investment, but rather recorded the investment under the equity method until its ownership interest dropped below 20% in June 2015 and, accordingly, began recording the investment under the cost method using the carryover basis from the equity method of zero. Once shares of PLS began trading on the KONEX, the Company classified the investment as available-for-sale and began recording the investment at fair value. After the adoption of ASU No. 2016-01 on January 1, 2018, unrealized gains and losses on the Company's equity securities are reported in the consolidated statement of operations as a gain (loss) on investment in affiliated entities, as discussed in Note 2.
Level 2 assets at December 31, 2018 and 2017 consisted of U.S. corporate debt securities and mutual funds held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of December 31, 2018 and 2017.

There were no Level 3 liabilities held as of December 31, 2018. Level 3 liabilities as of December 31, 2017 consisted of common stock warrant liabilities associated with warrants to purchase the Company's common stock issued in March 2013. During the third quarter of 2018, all of the remaining 284,091 warrants were exercised for net proceeds to the Company of $902,000. During the year ended December 31, 2017, none of these warrants were exercised.
As of December 31, 2017, the Company had a $361,000 common stock warrant liability. The Company reassessed the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on historical data. The assumptions used to estimate the fair value of common stock warrants at December 31, 2017 is presented below:

Year Ended December 31, 2017
Risk-free interest rate	1.75%
Expected volatility	55%
Expected life in years	0.70
Dividend yield	—

Changes in these assumptions as well as fluctuations in the Company's stock price between the valuation dates can have a significant impact on the fair value of the common stock warrant liability. As a result of these calculations, the Company recorded a decrease in fair value of $(361,000), $(807,000) and $(134,000) for the years ended December 31, 2018, 2017 and 2016, respectively. The change in fair value is reflected in the Company's consolidated statement of operations as a component of change in fair value of common stock warrants.
The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Balance at beginning of year	$360,795	$1,167,614
Decrease in fair value included in change in fair value of common stock warrants	(360,795)	(806,819)
Balance at end of year	$—	$360,795

7. Major Customers and Concentration of Credit Risk

Customer	2018 Revenue	% of Total Revenue	2017 Revenue	% of Total Revenue	2016 Revenue	% of Total Revenue
ApolloBio	$23,000,000	75%	$—	—%	$—	—%
AstraZeneca	6,850,424	23	22,269,773	53	1,518,639	4
DARPA	—	—	9,983,927	24	26,602,183	75
Roche	—	—	6,107,254	14	4,917,929	14
GeneOne (affiliated entity)	342,386	1	551,208	1	1,188,432	4
All other	289,087	1	3,307,924	8	1,141,178	3
Total revenue	$30,481,897	100%	$42,220,086	100%	$35,368,361	100%

During the year ended December 31, 2018, the Company recognized revenue from various license fees and collaborative research and development agreements. The Company has determined that as of January 1, 2018, accounting for the Company’s various grant agreements falls under the contributions guidance under Subtopic 958-605, Not-for-Profit Entities-Revenue Recognition, which is outside the scope of Topic 606. Beginning on January 1, 2018, all contributions received from current grant agreements have been recorded as a contra-expense as opposed to revenue on the consolidated statements of operations, as discussed in Note 2. During the years ended December 31, 2017 and 2016, the Company recognized revenue from various license fees, collaborative research and development agreements, grants and government contracts. As of December 31, 2018, $3.2 million, or 98%, of the Company's accounts receivable was attributable to AstraZeneca. As of December 31, 2017, $4.1 million, or 69%, and $1.7 million, or 28%, of the Company's accounts receivable was attributable to DARPA and AstraZeneca, respectively.
There is minimal credit risk with these customers based upon collection history, their size and financial condition. Accordingly, the Company does not consider it necessary to record a reserve for uncollectible accounts receivable.

8. Fixed Assets
Fixed assets at December 31, 2018 and 2017 consist of the following:

	Cost	Accumulated Depreciation and Amortization	Net Book Value
As of December 31, 2018
Leasehold improvements	$14,909,341	$(3,464,444)	$11,444,897
Laboratory equipment	4,031,965	(2,425,854)	1,606,111
Office furniture and fixtures	3,198,803	(1,767,653)	1,431,150
Computer equipment and other	3,808,824	(2,341,968)	1,466,856
	$25,948,933	$(9,999,919)	$15,949,014
As of December 31, 2017
Leasehold improvements	$14,553,993	$(2,042,871)	$12,511,122
Laboratory equipment	3,787,578	(1,724,946)	2,062,632
Office furniture and fixtures	3,366,896	(1,471,705)	1,895,191
Computer equipment and other	3,718,266	(1,867,035)	1,851,231
	$25,426,733	$(7,106,557)	$18,320,176

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $3.7 million, $1.9 million and $1.7 million, respectively. The Company determined that the carrying value of these long-lived assets was not impaired during the periods presented.

9. Goodwill and Intangible Assets
The following sets forth goodwill and intangible assets by major asset class:

		December 31, 2018			December 31, 2017
	Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite lived:
Goodwill(a)		$10,513,371	$—	$10,513,371	$10,513,371	$—	$10,513,371
Definite lived:
Patents	8 – 17	5,802,528	(5,742,079)	60,449	5,802,528	(5,681,673)	120,855
Licenses	8 – 17	1,323,761	(1,219,357)	104,404	1,323,761	(1,190,609)	133,152
CELLECTRA®(b)	5 – 11	8,106,270	(7,679,190)	427,080	8,106,270	(7,252,108)	854,162
GHRH(b)	11	335,314	(303,630)	31,684	335,314	(271,948)	63,366
Bioject (c)	2 – 15	5,100,000	(1,882,222)	3,217,778	5,100,000	(1,405,556)	3,694,444
Other(d)	18	4,050,000	(3,131,250)	918,750	4,050,000	(2,906,250)	1,143,750
Total intangible assets		24,717,873	(19,957,728)	4,760,145	24,717,873	(18,708,144)	6,009,729
Total goodwill and intangible assets		$35,231,244	$(19,957,728)	$15,273,516	$35,231,244	$(18,708,144)	$16,523,100

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
Aggregate amortization expense on intangible assets was $1.2 million, $1.6 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization expense related to intangible assets at December 31, 2018 is expected to be incurred as follows:

Year ending December 31,
2019	$1,066,251
2020	547,081
2021	520,414
2022	492,818
2023	275,803
Thereafter	1,857,778
$4,760,145

There were no impairment or impairment indicators present and no losses were recorded during the years ended December 31, 2018, 2017 and 2016, respectively.

10. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at December 31, 2018 and 2017 consist of the following:

	As of December 31,
	2018	2017
Trade accounts payable	$10,043,816	$7,564,830
Accrued compensation	9,466,821	7,997,152
Accrued subcontract costs	83,812	3,746,937
Other accrued expenses	3,540,284	3,969,879
	$23,134,733	$23,278,798

11. Stockholders’ Equity

Preferred Stock

			Shares Outstanding as of December 31,
	Shares Authorized	Shares Issued	2018	2017
Series C Preferred Stock, par $0.001	1,091	1,091	23	23
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
Holder Optional Conversion Right
The holder of any share or shares of Series C Preferred Stock has the right at any time, at such holder’s option, to convert all or any lesser portion of such holder’s shares of the Preferred Stock into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing (i) the aggregate Liquidation Preference applicable to the particular series of preferred shares, plus accrued and unpaid dividends thereon by (ii) the applicable Conversion Value (as defined in the relevant series’ Certificate of Designations, Rights and Preferences) then in effect for such series of preferred shares. As of December 31, 2018, the Conversion Value was $27.20, such that the outstanding shares of Series C Preferred Stock were convertible into 8,456 shares of common stock. The Company is not obligated to issue any fractional shares or scrip representing fractional shares upon such conversion and instead shall pay the holder an amount in cash equal to such fraction multiplied by the current market price per share of the Company’s common stock.
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
During the year ended December 31, 2018, the Company sold a total of 5,354,075 shares of common stock under the Sales Agreement. The sales were made at a weighted average price of $5.27 per share resulting in aggregate net proceeds of $27.7 million. The Company may sell up to an additional $71.8 million in shares of its common stock under the Sales Agreement. The registration statement that registered with the SEC the shares that may be sold under the Sales Agreement expires on June 8, 2021.
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
Warrants
During the year ended December 31, 2018, warrants to purchase 284,091 shares of the Company's common stock were exercised, with net proceeds to the Company of $902,000. No common stock warrants were exercised during the year ended December 31, 2017.
As of December 31, 2018 there were no common stock warrants outstanding. Previously, the Company accounted for the common stock warrants issued in March 2013 under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants required the issuance of registered securities upon exercise and did not sufficiently preclude an implied right to net cash settlement. The Company classified registered warrants on the consolidated balance sheet as a current liability which was revalued at each balance sheet date subsequent to the initial issuance. Changes in the fair market value of the warrants were reflected in the consolidated statement of operations as change in fair value of common stock warrants.
The following table summarizes the warrants outstanding as of December 31, 2018 and 2017:

			As of December 31, 2018		As of December 31, 2017
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants	Common Stock Warrant Liability	Number of Warrants	Common Stock Warrant Liability
March 2013 financing	$3.17	September 12, 2018	—	$—	284,091	$360,795
Total			—	$—	284,091	$360,795

Stock Options and Restricted Stock Units
The Company has a stock-based incentive plan, the 2016 Omnibus Incentive Plan (the "2016 Incentive Plan"), pursuant to which the Company may grant stock options, restricted stock awards, restricted stock units and other stock-based awards or short-term cash incentive awards to employees, directors and consultants.
The 2016 Incentive Plan was approved by the Company's stockholders on May 13, 2016. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2016 Incentive Plan may not exceed 6,000,000 shares, provided that commencing with the first business day of each calendar year beginning January 1, 2018, such maximum number of shares shall be increased by 2,000,000 shares of common stock unless the Board determines, prior to January 1 for any such calendar year, to increase such maximum amount by a fewer number of shares or not to increase the maximum amount at all for such year. On January 1, 2018, the maximum number of shares to be issued was increased by 2,000,000. At December 31, 2018, there were 8,000,000 shares of common stock reserved for issuance upon exercise of incentive awards granted and to be granted at future dates under the 2016 Incentive Plan. At December 31, 2018, the Company had 3,039,566 shares of common stock available for future grant under the 2016 Incentive Plan, 1,519,187 shares underlying outstanding but unvested restricted stock units and options outstanding to purchase 3,062,183 shares of common stock under the 2016 Incentive Plan. The awards granted and available for future grant under the 2016 Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The 2016 Incentive Plan terminates by its terms on March 9, 2026.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At December 31, 2018, the Company had 168,830 shares underlying outstanding but unvested restricted stock units and options outstanding to purchase 5,690,494 shares of common stock under the 2007 Incentive Plan. The awards granted under the 2007 Incentive Plan generally vest over three years and have a maximum contractual term of ten years.
Total employee and director stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2018, 2017 and 2016 was $10.2 million, $12.9 million and $10.2 million, respectively, of which $5.9 million, $5.8 million and $4.8 million was included in research and development expenses and $4.3 million, $7.1 million and $5.4 million was included in general and administrative expenses, respectively.
At December 31, 2018 and 2017, there was $5.2 million and $5.9 million, respectively, of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.7 years and 1.8 years, respectively.
At December 31, 2018 and 2017, there was $5.1 million and $5.3 million, respectively, of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.7 years and 1.8 years, respectively.
The fair value of stock options granted to non-employees at the measurement dates were estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and restricted stock units granted to non-employees for the years ended December 31, 2018, 2017 and 2016 was $302,000, $201,000 and $321,000, respectively. As of December 31, 2018, options to purchase 628,125 shares of common stock granted to non-employees remained outstanding.
The following table summarizes total stock options outstanding at December 31, 2018:

	Options Outstanding			Options Exercisable
Exercise Price	Shares Underlying Options Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$1.48-$3.00	879,321	3.7	$2.26	879,321	$2.26
$3.01-$6.00	2,558,453	7.9	$4.38	974,723	$4.44
$6.01-$9.00	4,394,357	6.7	$7.11	3,408,953	$7.20
$9.01-$12.00	257,836	6.9	$9.79	228,788	$9.81
$12.01-$15.00	662,710	5.2	$12.96	662,710	$12.96
	8,752,677	6.7	$6.35	6,154,495	$6.78

At December 31, 2018, the aggregate intrinsic value of options outstanding was $1.6 million, the aggregate intrinsic value of options exercisable was $1.6 million, and the weighted average remaining contractual term of options exercisable was 5.8 years.
At December 31, 2018, the aggregate intrinsic value of unvested restricted stock units was $6.8 million and the aggregate intrinsic value of restricted stock units which vested during the year ended December 31, 2018 was $2.4 million.
At December 31, 2018, options to purchase 8,752,677 shares of common stock and 1,688,017 restricted stock units were expected to vest.
Stock option activity under the Company’s equity incentive plans during the year ended December 31, 2018 was as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2017	7,694,870	$6.77
Granted	2,176,935	4.32
Exercised	(472,762)	3.21
Cancelled	(646,366)	6.83
Balance, December 31, 2018	8,752,677	$6.35

Restricted stock unit activity under the Company’s equity incentive plans during the year ended December 31, 2018 was as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2017	1,234,168	$—
Granted	1,070,106	—
Vested	(539,468)	—
Cancelled	(76,789)	—
Balance, December 31, 2018	1,688,017	$—

The weighted average exercise price per share was $5.17 for the 119,091 options which expired during the year ended December 31, 2018, $9.67 for the 200,501 options which expired during the year ended December 31, 2017 and $9.01 for the 69,570 options which expired during the year ended December 31, 2016.
The weighted average grant date fair value per share was $2.86, $4.33 and $4.59 for options granted during the years ended December 31, 2018, 2017 and 2016, respectively.
The weighted average grant date fair value was $4.31, $6.66 and $7.41 per share for restricted stock units granted during the years ended December 31, 2018, 2017 and 2016, respectively.
The Company received $1.5 million, $2.3 million and $1.8 million in proceeds from the exercise of stock options during the years ended December 31, 2018, 2017 and 2016, respectively. The aggregate intrinsic value of options exercised was $910,000, $519,000 and $3.5 million during the years ended December 31, 2018, 2017 and 2016, respectively.

12. Commitments
San Diego Leases
In April 2013, the Company entered into a lease for 26,500 square feet of office space located in San Diego, California (the "San Diego Lease"). The term of the San Diego Lease commenced on December 1, 2013. The initial term of the San Diego Lease is ten years, with a right to terminate on December 1, 2019 and a right to extend the term by five years, subject to specified conditions. In June 2015, the Company amended the San Diego Lease to increase the total leased space to 31,207 square feet and occupy the entire building. The commencement of the amended San Diego Lease was in January 2016. As of December 31, 2018, rent payments under the San Diego Lease include base rent with an annual increase of approximately 3 percent, and additional monthly fees to cover the Company’s share of certain facility expenses, including utilities, property taxes, insurance and maintenance. The Company has capitalized $3.4 million of total tenant improvements within fixed assets on the consolidated balance sheet related to the entire building and has recorded a corresponding increase to deferred rent.
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
The base rent adjusts periodically throughout the term of the new Lease. As of December 31, 2018, rent payments under the San Diego Lease include base rent with an annual increase of approximately 3 percent, and additional monthly fees to cover the Company’s share of certain facility expenses, including utilities, property taxes, insurance and maintenance. In addition, the Company has paid a security deposit of $95,000. The Company has capitalized $2.3 million of reimbursable tenant improvements to the new office which has been recorded as a leasehold improvement within fixed assets on the consolidated balance sheet, offset by a corresponding amount recorded in deferred rent.

Plymouth Meeting Lease
In March 2014, the Company entered into a lease (the "Lease") for 20,858 square feet of office space located in Plymouth Meeting, Pennsylvania. The Company occupied the space in June 2014. The initial term of the Lease was 11.5 years, with a right to extend the term by five years, subject to specified conditions.
The base rent adjusts periodically throughout the term of the Lease. As of December 31, 2018, rent payments under the Lease include base rent with an annual increase of approximately 2 percent, and additional monthly fees to cover the Company’s share of certain facility expenses, including utilities, property taxes, insurance and maintenance. In addition, the Company has paid a security deposit of $49,000. In July 2015, the Company amended the Lease to increase the total leased space to 27,583 square feet. The Company has capitalized $2.6 million of tenant improvements to the Plymouth Meeting office within fixed assets on the consolidated balance sheet, offset by a corresponding amount recorded in deferred rent.
In June 2017, the Company entered into another amendment to the Lease to increase the total leased space to 57,361 square feet and extend the lease term through December 31, 2029. In connection with this amendment, the Company has paid the landlord an additional security deposit of $75,000.
Rent expense was $3.2 million, $2.4 million and $1.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The terms of the leases provide for rental payments on a monthly basis on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Future minimum lease payments under non-cancelable operating leases as of December 31, 2018 are as follows:

Year ending December 31,
2019	$3,756,000
2020	3,891,000
2021	3,979,000
2022	4,052,000
2023	4,023,000
Thereafter	15,952,000
Total	$35,653,000

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

13. Investments in Affiliated Entities
The Company held 1,644,155 common shares, representing a 7.8% ownership interest in GeneOne as of December 31, 2018 and 2017, and 395,758 common shares, representing a 15.1% and 16.4% ownership interest in PLS as of December 31, 2018 and 2017, respectively. Please see further information as discussed in Note 2 and Note 6.

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
The components of the provision for income taxes are presented in the following table:

Year Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	2,170,000	—	—
	2,170,000	—	—
Deferred:
Federal	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
	$2,170,000	$—	$—

The reconciliation of income taxes attributable to continuing operations computed at the statutory tax rates to income tax expense (recovery), using a 21% statutory tax rate for December 31, 2018, and 35% statutory tax rate for December 31, 2017 and 2016, is as follows:

	Year Ended December 31,
	2018	2017	2016
Income (benefit) taxes at statutory rates	$(19,908,000)	$(30,872,000)	$(25,809,000)
State income tax, net of federal benefit	(4,000)	(4,000)	(4,000)
Foreign income taxes	2,170,000	—	—
Change in valuation allowance	20,898,000	(20,965,000)	29,678,000
Research and development tax credits	(3,170,000)	(3,456,000)	(3,117,000)
Fair value warrant	(76,000)	(282,000)	(47,000)
Stock compensation	1,094,000	2,332,000	113,000
Uncertain tax positions	1,268,000	846,000	1,367,000
Expired NOLs and credits	2,176,000	454,000	4,269,000
Limited NOLs and credits	(2,176,000)	(165,000)	(6,456,000)
Change in tax rates	—	50,019,000	(495,000)
Other	(102,000)	2,093,000	501,000
	$2,170,000	$—	$—

The income tax expense recorded during the year ended December 31, 2018 of $2.2 million was related to foreign income taxes on the upfront payment received from ApolloBio in March 2018.
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 are shown below:

	As of December 31,
	2018	2017
Deferred tax assets:
Capitalized research expense	$7,408,000	$8,546,000
Net operating loss carryforwards	89,399,000	71,665,000
Research and development and other tax credits	9,432,000	7,531,000
Deferred revenue	985,000	297,000
Deferred rent	2,013,000	2,097,000
Stock-based compensation	3,408,000	3,091,000
Acquired intangibles	912,000	858,000
Other	2,693,000	1,906,000
	116,250,000	95,991,000
Valuation allowance	(115,007,000)	(94,039,000)
Total deferred tax assets	1,243,000	1,952,000
Deferred tax liabilities:
Acquired intangibles	(142,000)	(124,000)
Investment in affiliated entity	(4,000)	(422,000)
Fixed assets	(1,121,000)	(1,430,000)
Net deferred tax liabilities	$(24,000)	$(24,000)

As of December 31, 2018, the Company had federal, California and Pennsylvania tax net operating loss carryforwards of approximately $383.3 million, $68.6 million and $75.6 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. The federal net operating loss generated in 2018 of $86.5 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. The federal, California and Pennsylvania net operating loss carryforwards will begin to expire in 2019, 2028 and 2021, respectively, unless previously utilized.
In addition, the Company had federal and state research tax credit carryforwards of approximately $13.8 million and $2.7 million, respectively. The federal tax credit carryforwards will begin to expire in 2029. The California research tax credits do not expire.
Based upon statute, federal and state losses and credits are expected to expire as follows (in millions):

Expiration Date:	Federal NOLs	State NOLs	Federal R&D	State R&D

2019	$2.4	$—	$—	$—
2020	1.6	—	—	—
2021	2.3	0.3	—	—
2022	6.0	0.3	—	—
2023	4.5	0.4	—	—
2024 and thereafter	280.0	143.2	13.8	—
Indefinite	86.5	—	—	2.7
	$383.3	$144.2	$13.8	$2.7

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed an IRC Section 382/383 analysis, regarding the limitation of net operating loss and research and development credit carryforwards as of December 31, 2018. As a result of the analysis, the Company estimates that approximately $11.2 million of tax benefits related to NOL and tax credit carryforwards will expire unused. Accordingly, the related NOL and R&D credit carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by current and future ownership changes, if any, related to the Company's operations in the United States will not impact its effective tax rate. Any additional ownership changes, may further limit the ability to use the net operating losses and credits carryovers.
The Tax Cuts and Jobs Act ("the Act") was enacted on December 22, 2017. The Act included a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. federal corporate tax rate from a maximum of 35% to a flat 21%, effective January 1, 2018. In conjunction with the tax law changes, the SEC staff issued Staff Accounting Bulletin 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In these instances, a company can record provisional amounts in its financial statements for the income tax effects for which a reasonable estimate can be determined. For items for which a reasonable estimate cannot be determined, a company should continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted.
SAB 118
The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Act in 2017 and throughout 2018. At December 31, 2017, the Company had not completed its accounting for all of the enactment-date income tax effects of the Act under ASC 740, Income Taxes, and recorded a provisional amount of $50.0 million, with respect to the remeasurement of deferred tax assets and liabilities, which was reduced by a valuation allowance of $(50.2) million for a net impact of $(0.2) million. At December 31, 2018, the Company has now completed its accounting for all of the enactment-date income tax effects of the Act and no adjustments were made to the provisional amounts recorded at December 31, 2017.
The following table summarizes the activity related to the Company's unrecognized tax benefits:

	Year ended December 31,
	2018	2017	2016
Balance at beginning of the year	$8,313,000	$6,855,000	$5,455,000
Increases related to current year tax positions	1,319,000	1,532,000	1,183,000
Increases (decreases) related to prior year tax positions	—	(74,000)	217,000
Balance at end of the year	$9,632,000	$8,313,000	$6,855,000

The amount of unrecognized tax benefits that, if recognized and realized, would affect the effective tax rate was $8.3 million, $7.1 million and $5.7 million, as of December 31, 2018, 2017 and 2016, respectively, subject to valuation allowances. The Company has not recorded any interest and penalties on the unrecognized tax positions as the Company has continued to generate net operating losses after accounting for the unrecognized tax benefits. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2015 and state and local income tax examinations before 2014. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. The Company is not currently under Internal Revenue Service (“IRS”), state or local tax examination.

15. 401(k) Plan
The Company has adopted a 401(k) Profit Sharing Plan covering substantially all of its employees. The defined contribution plan allows the employees to contribute a percentage of their compensation each year. The Company currently matches 50% of its employees’ contributions, up to 6% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying consolidated statements of operations and totaled $1.2 million, $822,000 and $496,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

16. Related Party Transactions
GeneOne Life Sciences

The Company owns 1,644,155 shares of common stock in GeneOne as of December 31, 2018; one of the Company's directors, Dr. David B. Weiner, acts as a consultant to GeneOne.
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
Revenue recognized from GeneOne consisted of licensing and other fees from the influenza and Zika collaborations. For the years ended December 31, 2018, 2017 and 2016, the Company recognized revenue from GeneOne of $342,000, $551,000 and $1.2 million, respectively.
Operating expenses recorded from transactions with GeneOne relate primarily to biologics manufacturing and were $7.0 million, $2.3 million and $2.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
At December 31, 2018 and 2017, the Company had an accounts payable and accrued liability balance of $372,000 and $107,000, respectively, related to GeneOne and its subsidiaries. At December 31, 2018 and 2017, $381,000 and $331,000, respectively, of prepayments made to GeneOne were classified as long-term other assets on the consolidated balance sheet.
Plumbline Life Sciences, Inc.
The Company owns 395,758 shares of common stock in PLS as of December 31, 2018; one of the Company's directors, Dr. David B Weiner, acts as a consultant to PLS.
For the years ended December 31, 2018 and 2017, the Company recognized revenue from PLS of $107,000 and $215,000, respectively. At December 31, 2018 and 2017, the Company had an accounts receivable balance of $478,000 and $370,000, respectively, related to its license agreement with PLS.

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
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense, which was classified as grant revenue in the prior year, is related to work performed by the Company on the research sub-contract agreements. For the year ended December 31, 2018, the Company recorded $3.3 million as contra-research and development expense from Wistar. For the year ended December 31, 2017, the Company recognized revenue from Wistar of $2.6 million.
Research and development expenses recorded from Wistar relate primarily to the collaborative research agreements and sub-contract agreements for the DARPA Ebola grant (see Note 4). Research and development expenses recorded from Wistar for the years ended December 31, 2018 and 2017 were $1.8 million and $2.3 million, respectively. At December 31, 2018 and 2017, the Company had an accounts receivable balance of $258,000 and $117,000, respectively, and an accounts payable and accrued liability balance of $554,000 and $820,000, respectively, related to Wistar.

17. Quarterly Financial Information (Unaudited)
The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2018 and 2017 (unaudited):

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Consolidated Statements of Operations:
Revenue:
Revenue under collaborative research and development arrangements	$2,372,600	$1,813,287	$24,385,852	$1,289,046
Revenue under collaborative research and development arrangements with affiliated entity	56,207	184,990	60,319	148,008
Grants and miscellaneous revenue	73,817	2,591	2,590	92,590
Total revenues	2,502,624	2,000,868	24,448,761	1,529,644
Operating Expenses:
Research and development	26,365,647	21,851,858	22,462,620	24,577,751
General and administrative	5,636,141	6,791,693	7,189,310	9,698,015
Total operating expenses	32,001,788	28,643,551	29,651,930	34,275,766
Loss from operations	(29,499,164)	(26,642,683)	(5,203,169)	(32,746,122)
Interest and other income, net	(169,300)	380,987	396,681	312,523
Change in fair value of common stock warrants	—	228,665	259,971	(127,841)
Gain (loss) from investment in affiliated entity	(3,293,741)	1,017,359	(2,092,608)	2,380,423
Net loss before provision for income taxes	$(32,962,205)	$(25,015,672)	$(6,639,125)	$(30,181,017)
Provision for income taxes	—	—	—	(2,169,811)
Net loss	$(32,962,205)	$(25,015,672)	$(6,639,125)	$(32,350,828)
Net loss per share
Basic	$(0.34)	$(0.27)	$(0.07)	$(0.36)
Diluted	$(0.34)	$(0.27)	$(0.08)	$(0.36)

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Consolidated Statements of Operations:
Revenue:
Revenue under collaborative research and development arrangements	$7,409,214	$351,272	$16,358,316	$4,288,586
Revenue under collaborative research and development arrangements with affiliated entity	226,486	129,133	176,879	233,330
Grants and miscellaneous revenue	980,443	1,456,216	2,797,647	5,240,233
Grants and miscellaneous revenue from affiliated entity	171,091	707,922	1,079,282	614,036
Total revenues	8,787,234	2,644,543	20,412,124	10,376,185
Operating Expenses:
Research and development	24,641,124	25,510,239	23,878,751	24,542,504
General and administrative	8,033,899	6,319,775	6,169,106	7,767,589
Gain on sale of assets	(1,000,000)	—	—	—
Total operating expenses	31,675,023	31,830,014	30,047,857	32,310,093
Loss from operations	(22,887,789)	(29,185,471)	(9,635,733)	(21,933,908)
Interest and other income, net	509,266	463,346	300,021	340,341
Change in fair value of common stock warrants	579,546	423,296	(312,500)	116,477
Gain (loss) from investment in affiliated entity	292,798	(5,835,741)	169,096	(1,608,817)
Net loss	$(21,506,179)	$(34,134,570)	$(9,479,116)	$(23,085,907)
Net loss per share
Basic	$(0.24)	$(0.39)	$(0.13)	$(0.31)
Diluted	$(0.24)	$(0.40)	$(0.13)	$(0.31)

18. Subsequent Events
On February 19, 2019 and March 1, 2019, the Company completed a private placement of $78.5 million aggregate principal amount of its 6.50% convertible senior notes due 2024 (the “Notes”). The notes were sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company estimates that the net proceeds from the offering were approximately $75.8 million, after deducting the initial purchasers' discount and estimated offering expenses payable by the Company.
The notes will be senior unsecured obligations of the Company and will accrue interest payable in cash semi-annually in arrears at a rate of 6.50% per annum. The notes will mature on March 1, 2024, unless earlier converted, redeemed or repurchased.  Prior to the close of business on the business day immediately preceding November 1, 2023, the notes will be convertible at the option of the holders only upon the satisfaction of certain circumstances. Thereafter, the notes will be convertible at the option of the holders at any time until the close of business on the scheduled trading day immediately before the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. The initial conversion rate will be 185.8045 shares per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $5.38 per share), subject to adjustment upon the occurrence of specified events.
The Company may not redeem the notes prior to March 1, 2022. On or after March 1, 2022, the Company may redeem all, or any portion, of the notes for cash if the last reported sale price per share of the Company's common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately before the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such redemption notice. The redemption price will be equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
On February 21, 2019, the Company announced the completion of a spin-out of its previously wholly-owned subsidiary Geneos Therapeutics, Inc. (“Geneos”). On February 21, 2019, Geneos completed the initial closing of a preferred stock financing with outside investors. The Company participated in the preferred stock financing, which was led by an outside investor. The terms of the stock purchase agreement include commitments for additional investments by the Company and the other investors upon the occurrence of a specified regulatory event, as well as an option on the part of the Company and the other investors to purchase additional preferred stock of Geneos upon the achievement of a specified milestone. Following the initial closing of the financing transaction, the Company continues to hold a majority of the outstanding equity, on an as-converted to common stock basis, of Geneos. The Company’s ownership percentage of Geneos would decrease in the event of additional purchases of preferred stock of Geneos by the other investors under the terms of the stock purchase agreement.