Form 10-Q
period 2019-03-31
INOVIO PHARMACEUTICALS, INC.
filed 2019-05-09
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No    ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	INO	The Nasdaq Stock Market

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 98,033,840 as of May 6, 2019.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2019

Part I. Financial Information
Item 1.    Financial Statements

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,779,152	$23,693,633
Short-term investments	107,216,498	57,538,852
Accounts receivable	2,783,264	3,316,361
Accounts receivable from affiliated entities	1,295,737	738,583
Prepaid expenses and other current assets	1,386,801	1,406,590
Prepaid expenses and other current assets from affiliated entities	1,441,546	1,120,805
Total current assets	134,902,998	87,814,824
Fixed assets, net	15,185,998	15,949,014
Investment in affiliated entity - GeneOne	6,430,383	6,381,926
Investment in affiliated entity - PLS	2,225,427	3,023,987
Intangible assets, net	4,493,582	4,760,145
Goodwill	10,513,371	10,513,371
Operating lease right-of-use assets	14,432,479	—
Other assets	2,981,270	2,669,998
Total assets	$191,165,508	$131,113,265
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,644,783	$23,134,733
Accounts payable and accrued expenses due to affiliated entities	1,315,610	977,792
Accrued clinical trial expenses	7,159,243	5,671,764
Deferred revenue	110,694	223,577
Deferred revenue from affiliated entities	2,325	33,575
Deferred rent	—	1,065,387
Operating lease liability	1,888,804	—
Deferred grant funding	1,279,005	4,165,848
Deferred grant funding from affiliated entities	14,583	27,083
Total current liabilities	27,415,047	35,299,759
Deferred revenue, net of current portion	141,803	150,793
Convertible senior notes	60,562,503	—
Deferred rent, net of current portion	—	8,518,207
Operating lease liability, net of current portion	21,990,881	—
Deferred tax liabilities	24,766	24,766
Other liabilities	64,257	87,333
Total liabilities	110,199,257	44,080,858
Stockholders’ equity:
Preferred stock	—	—
Common stock	97,934	97,226
Additional paid-in capital	727,166,934	707,794,215
Accumulated deficit	(649,645,698)	(620,426,436)
Accumulated other comprehensive income (loss)	290,310	(528,867)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	77,909,480	86,936,138
Non-controlling interest	3,056,771	96,269
Total stockholders’ equity	80,966,251	87,032,407
Total liabilities and stockholders’ equity	$191,165,508	$131,113,265

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Revenue under collaborative research and development arrangements	$2,770,712	$1,289,046
Revenue under collaborative research and development arrangements with affiliated entities	55,579	148,008
Miscellaneous revenue	3,614	92,590
Total revenues	2,829,905	1,529,644
Operating expenses:
Research and development	24,389,888	24,577,751
General and administrative	6,975,029	9,698,015
Total operating expenses	31,364,917	34,275,766
Loss from operations	(28,535,012)	(32,746,122)
Other income (expense):
Interest and other income (expense), net	(66,552)	312,523
Change in fair value of common stock warrants	—	(127,841)
Gain (loss) on investment in affiliated entities	(750,103)	2,380,423
Net loss before income tax benefit/(provision for income tax)	(29,351,667)	(30,181,017)
Income tax benefit/(provision for income taxes)	62,800	(2,169,811)
Net loss	(29,288,867)	(32,350,828)
Net loss attributable to non-controlling interest	69,605	—
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(29,219,262)	$(32,350,828)
Net loss per share attributable to Inovio Pharmaceuticals, Inc. stockholders
Basic and diluted	$(0.30)	$(0.36)
Weighted average number of common shares outstanding
Basic and diluted	97,494,968	90,451,791

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(29,288,867)	$(32,350,828)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	819,177	(112,765)
Comprehensive loss	$(28,469,690)	$(32,463,593)
Comprehensive loss attributable to non-controlling interest	69,605	—
Comprehensive loss attributable to Inovio Pharmaceuticals, Inc.	$(28,400,085)	$(32,463,593)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2018
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total stockholders’ equity
Balance at December 31, 2017	23	$—	90,357,644	$90,358	$665,775,504	$(523,356,317)	$(117,005)	$96,269	$142,488,809
Cumulative effect of accounting change	—	—	—	—	—	231,366	(231,366)	—	—
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	347,287	347	(506,750)	—	—	—	(506,403)
Stock-based compensation	—	—	—	—	3,575,750	—	—	—	3,575,750
Net loss attributable to common stockholders	—	—	—	—	—	(32,350,828)	—	—	(32,350,828)
Unrealized loss on short-term investments	—	—	—	—	—	—	(112,765)	—	(112,765)
Balance at March 31, 2018	23	$—	90,704,931	$90,705	$668,844,504	$(555,475,779)	$(461,136)	$96,269	$113,094,563

	Three Months Ended March 31, 2019
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total stockholders’ equity
Balance at December 31, 2018	23	$—	97,225,810	$97,226	$707,794,215	$(620,426,436)	$(528,867)	$96,269	$87,032,407
Issuance of common stock for cash	—	—	183,200	183	907,147	—	—	—	907,330
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	525,000	525	(719,922)	—	—	—	(719,397)
Equity component of issuance of convertible notes	—	—	—	—	15,752,698	—	—	—	15,752,698
Stock-based compensation	—	—	—	—	3,432,796	—	—	—	3,432,796
Acquisition of non-controlling interest in Geneos	—	—	—	—	—	—	—	3,030,107	3,030,107
Net loss attributable to common stockholders	—	—	—	—	—	(29,219,262)	—	(69,605)	(29,288,867)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	819,177	—	819,177
Balance at March 31, 2019	23	$—	97,934,010	$97,934	$727,166,934	$(649,645,698)	$290,310	$3,056,771	$80,966,251

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(29,288,867)	$(32,350,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	930,907	897,709
Amortization of intangible assets	266,563	404,062
Change in value of common stock warrants	—	127,841
Stock-based compensation	3,432,796	3,575,750
Non-cash interest expense	656,248	—
Amortization of premiums on investments	1,908	55,522
Loss on short-term investments	35,839	253,316
Loss (gain) on equity investment in affiliated entities	750,103	(2,380,423)
Tax benefit from other unrealized gains on short-term investments	(217,820)	—
Changes in operating assets and liabilities:
Accounts receivable	533,097	855,354
Accounts receivable from affiliated entities	(557,154)	(1,755,950)
Prepaid expenses and other current assets	19,789	598,891
Prepaid expenses and other current assets from affiliated entities	(320,741)	171,026
Other assets	(311,272)	190,726
Accounts payable and accrued expenses	(6,999,110)	(6,363,762)
Accrued clinical trial expenses	1,487,479	(183,011)
Accounts payable and accrued expenses due to affiliated entities	337,818	371,798
Deferred revenue	(121,873)	22,900,404
Deferred revenue from affiliated entities	(31,250)	(117,943)
Operating lease right-of-use assets and liabilities, net	(136,388)	(87,007)
Deferred grant funding	(2,886,843)	—
Deferred grant funding from affiliated entities	(12,500)	—
Other liabilities	(23,076)	261,325
Net cash used in operating activities	(32,454,347)	(12,575,200)
Cash flows from investing activities:
Purchases of investments	(65,198,491)	(9,568,082)
Maturities of investments	16,520,095	37,525,434
Purchases of capital assets	(658,731)	(1,153,465)
Net cash (used in) provided by investing activities	(49,337,127)	26,803,887
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	75,658,953	—
Proceeds from issuance of common stock, net of issuance costs	907,330	—
Taxes paid related to net share settlement of equity awards, net of proceeds from stock option exercises	(719,397)	(506,403)
Acquisition of non-controlling interest	3,030,107	—
Net cash provided by (used in) financing activities	78,876,993	(506,403)
Increase (decrease) in cash and cash equivalents	(2,914,481)	13,722,284
Cash and cash equivalents, beginning of period	23,693,633	23,786,579
Cash and cash equivalents, end of period	$20,779,152	$37,508,863

Supplemental disclosure of non-cash activities
Amounts accrued for purchases of property and equipment	$68,806	$164,288
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
The Company's partners and collaborators include AstraZeneca PLC, Regeneron Pharmaceuticals, Inc., F. Hoffmann-La Roche AG/Genentech, Inc., ApolloBio Corporation, GeneOne Life Science Inc. ("GeneOne"), The Bill and Melinda Gates Foundation, Coalition for Epidemic Preparedness Innovations (“CEPI”), Parker Institute for Cancer Immunotherapy, Defense Advanced Research Projects Agency (“DARPA”), National Institutes of Health ("NIH"), National Institute of Allergy and Infectious Diseases (“NIAID”), National Cancer Institute ("NCI"), HIV Vaccines Trial Network ("HVTN"), Walter Reed Army Institute of Research, The Wistar Institute, and the University of Pennsylvania.
Inovio was incorporated in Delaware in June 2001 and has its principal executive offices in Plymouth Meeting, Pennsylvania.

2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statements of stockholders' equity and the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented. The results of operations for the three months ended March 31, 2019 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2019. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. The Company consolidates its wholly-owned subsidiaries Genetronics, Inc. and VGX Pharmaceuticals, Inc. ("VGX") and records a non-controlling interest for 39% of its subsidiary Geneos Therapeutics, Inc ("Geneos") as well as 15% of VGX Animal Health, Inc., a subsidiary of VGX. All intercompany accounts and transactions have been eliminated upon consolidation.
Inovio incurred a net loss attributable to common stockholders of $29.2 million for the three months ended March 31, 2019. Inovio had working capital of $107.5 million and an accumulated deficit of $649.6 million as of March 31, 2019. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates. The Company’s cash, cash equivalents and short-term investments of $128.0 million and long-term investments of $8.7 million as of March 31, 2019, are sufficient to support the Company's operations for a period of at least 12 months from the date it is issuing these financial statements. In addition, the Company could sell up to an additional $71.1 million in shares of its common stock under its At-the-Market Equity Offering Sales Agreement (the “Sales Agreement”), subject to certain conditions set forth in the Sales Agreement.

In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements and/or future public or private debt or equity financings including use of its Sales Agreement. Although the Company has a history of debt and equity financings including the receipt of net proceeds of $75.7 million from a private placement of $78.5 million aggregate principal amount of its 6.50% convertible senior notes due 2024 (the “Notes”) in the first quarter of 2019, net proceeds of $907,000 under the Sales Agreement during the three months ended March 31, 2019 and net proceeds of $29.2 million under the Sales Agreement and a prior at-the-market equity offering agreement during the year ended December 31, 2018, sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Inovio be unable to continue as a going concern. Inovio’s condensed consolidated financial statements as of and for the three months ended March 31, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has evaluated subsequent events after the balance sheet date through the date it issued these condensed consolidated financial statements.

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
Collaborative Arrangements
The Company enters into collaborative arrangements with partners that typically include payment of one or more of the following: (i) license fees; (ii) product supply services; (iii) milestone payments related to the achievement of developmental, regulatory, or commercial goals; and (iv) royalties on net sales of licensed products. Where a portion of non-refundable, upfront fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied.
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
Product Supply Services
Arrangements that include a promise for future supply of drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. The Company will assess if these options provide a material right to the licensee and if so, they will be accounted for as separate performance obligations.
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
Leases
The Company adopted ASU 2016‑02, Leases (Topic 842) (“Topic 842”) on January 1, 2019. For its long-term operating leases, the Company recognized an operating lease right-of-use asset and an operating lease liability on its condensed consolidated balance sheets. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that the Company would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. The Company determines the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise.
Fixed rent expense for the Company's operating leases is recognized on a straight-line basis over the term of the lease and is included in operating expenses on the condensed consolidated statements of operations. Variable lease payments including lease operating expenses are recorded as incurred.
Prior period amounts continue to be reported in accordance with the historic accounting under the previous lease guidance, ASC 840, Leases (Topic 840). See “Impact of Recently Issued Accounting Standards” below, for more information about the impact of the adoption of Topic 842.
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
Historically, the Company has recorded patents at cost and amortized these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent cost consists of the consideration paid for patents and related legal costs. Effective as of the acquisition of VGX in 2009, all new patent costs are expensed as incurred, with patent costs capitalized as of that date continuing to be amortized over the expected life of the patent. License costs are recorded based on the fair value of consideration paid and are amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement to the extent the license has an alternative future use. As of March 31, 2019 and December 31, 2018, the Company’s intangible assets resulting from the acquisition of VGX, as well as the acquisitions of two other companies, Inovio AS and Bioject Medical Technologies, Inc. ("Bioject"), and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $4.5 million and $4.8 million, respectively.
The determination of the value of intangible assets requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company assesses potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company’s judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of its acquired businesses, market conditions and other factors. If impairment is indicated, the Company will reduce the carrying value of the intangible asset to fair value. While current and historical operating and cash flow losses are potential indicators of impairment, the Company believes the future cash flows to be received from its intangible assets will exceed the intangible assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through March 31, 2019.
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
ASU No. 2016-02. In February 2016, the FASB issued Topic 842, which requires lessees to recognize most leases on the balance sheet as lease liabilities with corresponding right-of-use assets and to disclose key information about leasing arrangements. The Company adopted the new lease standard on January 1, 2019 using the modified retrospective approach. The Company elected the available package of practical expedients upon adoption, which allowed the Company to carry forward its historical assessment of whether existing agreements contained a lease and the classification of its existing operating leases. Upon adoption, the Company recognized an operating right-of use asset and operating lease liability in its condensed consolidated balance sheet of approximately $14.6 million and $24.2 million, respectively. The Company also classified deferred rent of $9.6 million as an offset to the Company’s operating right-of-use asset upon adoption. There were no adjustments to the Company’s opening accumulated deficit balance upon adoption.
The impact of the adoption of Topic 842 on the condensed consolidated balance sheets as of January 1, 2019 is as follows:

	ASC 840		Topic 842
	January 1, 2019	Impact of Adoption	January 1, 2019
Deferred rent	$1,065,387	$(1,065,387)	$—
Deferred rent, net of current portion	$8,518,207	$(8,518,207)	$—
Operating right-of-use assets	$—	$14,634,769	$14,634,769
Operating lease liability	$—	$1,733,600	$1,733,600
Operating lease liability, net of current portion	$—	$22,484,763	$22,484,763

ASU No. 2018-07. In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, that simplifies the accounting for stock-based payments granted to non-employees for services by generally aligning it with the accounting for stock-based payments granted to employees. The Company adopted the standard on January 1, 2019 and there was no material impact to its condensed consolidated financial statements.
ASU No. 2018-13. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which amends certain disclosure requirements over Level 1, Level 2 and Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2018-13, but does not anticipate it will have a material impact on its disclosures.
ASU No. 2018-18. In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarified the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2018-18.

5. Revenue Recognition
During the three months ended March 31, 2019, the Company recognized total revenue under collaborative research and development and other agreements of $2.7 million from AstraZeneca and $117,000 from various other contracts. The Company defers revenue when a contract is entered into with a collaborator and cash payments are received prior to satisfaction of the related performance obligation. Of the total revenue recognized during the three months ended March 31, 2019, $179,000 was in deferred revenue as of December 31, 2018. During the three months ended March 31, 2018, the Company recognized revenue of $652,000 that was included in deferred revenue at December 31, 2017. Performance obligations are generally satisfied within 12 months of the initial contract date.

6. Investments

Investments at March 31, 2019 and December 31, 2018 consisted of mutual funds and United States corporate debt securities. Investments are recorded at fair value, based on current market valuations. Unrealized gains and losses on the Company's debt securities will continue to be excluded from earnings and are reported as a separate component of other comprehensive loss until realized. Realized gains and losses are included in non-operating other income (expense) on the condensed consolidated statement of operations and are derived using the specific identification method for determining the cost of the securities sold. During the three months ended March 31, 2019 and 2018, $36,000 and $253,000, respectively, of net realized loss on investments was recorded. The Company assessed each of its investments on an individual basis to determine if any decline in fair value was other-than-temporary. Interest and dividends on investments classified as available-for-sale are included in interest and other income, net, in the condensed consolidated statements of operations. As of March 31, 2019, the Company had three available-for-sale securities with an aggregate total unrealized loss of $31,000 which were in such position for longer than 12 months.
The following is a summary of available-for-sale securities as of March 31, 2019 and December 31, 2018:

		As of March 31, 2019
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$106,483,816	$539,170	$(31,229)	$106,991,757
US corporate debt securities	Less than 2	224,578	376	(213)	224,741
Total investments		$106,708,394	$539,546	$(31,442)	$107,216,498

		As of December 31, 2018
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$57,842,955	$—	$(528,084)	$57,314,871
US corporate debt securities	Less than 2	224,633	—	(652)	223,981
Total investments		$58,067,588	$—	$(528,736)	$57,538,852

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
Assets are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets between Level 1, Level 2 and Level 3 of the fair value hierarchy during the three months ended March 31, 2019 or 2018.
The following table presents the Company’s assets that are measured at fair value on a recurring basis, and are determined using the following inputs as of March 31, 2019:

	Fair Value Measurements at
	March 31, 2019
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$7,605,407	$7,605,407	$—	$—
Mutual funds	106,991,757	—	106,991,757	—
US corporate debt securities	224,741	—	224,741	—
Investment in affiliated entities	8,655,810	8,655,810	—	—
Total assets	$123,477,715	$16,261,217	$107,216,498	$—

The following table presents the Company’s assets that are measured at fair value on a recurring basis, and are determined using the following inputs as of December 31, 2018:

	Fair Value Measurements at
	December 31, 2018
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$9,646,507	$9,646,507	$—	$—
Mutual funds	57,314,871	—	57,314,871	—
US corporate debt securities	223,981	—	223,981	—
Investment in affiliated entities	9,405,913	9,405,913	—	—
Total assets	$76,591,272	$19,052,420	$57,538,852	$—

Level 1 assets at March 31, 2019 consisted of money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investments in affiliates, GeneOne and PLS. The Company accounts for its investment in 1,644,155 common shares of GeneOne based on the closing price of the shares on the Korean Stock Exchange on the applicable balance sheet date. The Company accounts for its investment in 395,758 common shares of PLS as an equity investment with a fair value based on the closing price of the shares on the Korea New Exchange (KONEX) Market on the applicable balance sheet date. The Company elected the fair value option in conjunction with the investment in GeneOne at the inception of the investment; therefore, changes in the fair value of the investment are reflected as other income (expense) in the condensed consolidated statements of operations. The Company did not elect the fair value option for the investment in PLS at the inception of the investment, but rather recorded the investment under the equity method until its ownership interest dropped below 20% in June 2015 and, accordingly, began recording the investment under the cost method using the carryover basis from the equity method of zero. Once shares of PLS began trading on the KONEX, the Company classified the investment as available-for-sale and began recording the investment at fair value. Unrealized gains and losses on the Company's equity securities are reported in the condensed consolidated statement of operations as a gain (loss) on investment in affiliated entities.
Level 2 assets at March 31, 2019 consisted of U.S. corporate debt securities and mutual funds held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of March 31, 2019.

8. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		March 31, 2019			December 31, 2018
	Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite lived:
Goodwill(a)		$10,513,371	$—	$10,513,371	$10,513,371	$—	$10,513,371
Definite lived:
Patents	8 – 17	5,802,528	(5,757,181)	45,347	5,802,528	(5,742,079)	60,449
Licenses	8 – 17	1,323,761	(1,226,544)	97,217	1,323,761	(1,219,357)	104,404
CELLECTRA®(b)	5 – 11	8,106,270	(7,785,959)	320,311	8,106,270	(7,679,190)	427,080
GHRH(b)	11	335,314	(311,551)	23,763	335,314	(303,630)	31,684
Bioject(c)	2 – 15	5,100,000	(1,955,556)	3,144,444	5,100,000	(1,882,222)	3,217,778
Other(d)	18	4,050,000	(3,187,500)	862,500	4,050,000	(3,131,250)	918,750
Total intangible assets		24,717,873	(20,224,291)	4,493,582	24,717,873	(19,957,728)	4,760,145
Total goodwill and intangible assets		$35,231,244	$(20,224,291)	$15,006,953	$35,231,244	$(19,957,728)	$15,273,516

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
Aggregate amortization expense on intangible assets for the three months ended March 31, 2019 and 2018 was $267,000 and $404,000, respectively. Estimated aggregate amortization expense is $800,000 for the remainder of fiscal year 2019, $547,000 for 2020, $520,000 for 2021, $493,000 for 2022, $276,000 for 2023 and $1.9 million for 2024 and subsequent years combined.

9. Convertible Senior Notes
On February 19, 2019 and March 1, 2019, the Company completed a private placement of $78.5 million aggregate principal amount of its 6.50% convertible senior notes due 2024 (the “Notes”). The Notes were sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds from the offering were approximately $75.7 million.
The Notes are senior unsecured obligations of the Company and accrue interest payable in cash semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019, at a rate of 6.50% per annum. The Notes will mature on March 1, 2024, unless earlier converted, redeemed or repurchased.  Prior to the close of business on the business day immediately preceding November 1, 2023, the Notes will be convertible at the option of the holders only upon the satisfaction of certain circumstances. Thereafter, the Notes will be convertible at the option of the holders at any time until the close of business on the scheduled trading day immediately before the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. The initial conversion rate will be 185.8045 shares per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $5.38 per share), subject to adjustment upon the occurrence of specified events.
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

The Company evaluated the accounting for the issuance of the Notes and concluded that the embedded conversion features meet the requirements for a derivative scope exception for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity in its condensed consolidated balance sheet, and that the cash conversion guidance applies. Therefore, the Notes issuance proceeds of $78.5 million are allocated first to the liability component based on the fair value of non-convertible debt with otherwise identical residual terms with the residual proceeds allocated to equity for the conversion features. The Company determined that the fair value of the non-convertible debt upon issuance of the Notes was $62.2 million and recorded this amount as a liability and the offsetting amount as a debt discount as a reduction to the carrying value of the Notes on the closing date. The debt issuance costs associated with the Notes of $2.8 million are allocated to the liability and equity component in the same proportion as the issuance proceeds.
The Company determined that all other features of the Notes were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's condensed consolidated financial statements.
The balance of the Notes at March 31, 2019 is as follows:

Principal amount	$78,500,000
Unamortized debt discount on the liability component	(16,141,134)
Unamortized debt issuance cost	(2,221,571)
Accrued interest	425,208
Net carrying amount	$60,562,503

The Company determined that the expected life of the Notes was equal to the period through November 1, 2023 as this represents the point at which the Notes are initially subject to repurchase by the Company at the option of the holders. Accordingly, the total debt discount of $18.6 million, inclusive of the fair value of the embedded conversion feature derivative at issuance, is being amortized using the effective interest method through November 1, 2023. The effective interest rate of the liability component is 13.2%. For the three months ended March 31, 2019, the Company recognized $656,000 of interest expense related to the Notes, of which $425,000 relates to the contractual interest coupon. As of March 31, 2019, there have not been any conversions or redemptions of the Notes.

10. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of March 31, 2019 and December 31, 2018:

			Outstanding as of
	Authorized	Issued	March 31, 2019	December 31, 2018
Common Stock, par value $0.001 per share	600,000,000	97,934,010	97,934,010	97,225,810
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	23	23
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
During the three months ended March 31, 2019, the Company sold a total of 183,200 shares of common stock under the Sales Agreement. The sales were made at a weighted average price of $5.05 per share resulting in aggregate net proceeds of $907,000. The Company may sell up to an additional $71.1 million in shares of its common stock under the Sales Agreement. The registration statement that registered with the SEC the shares that may be sold under the Sales Agreement expires on June 8, 2021.
Stock Options and Restricted Stock Units

The Company has a stock-based incentive plan, the 2016 Omnibus Incentive Plan (as amended to date, the "2016 Incentive Plan"), pursuant to which the Company may grant stock options, restricted stock awards, restricted stock units and other stock-based awards or short-term cash incentive awards to employees, directors and consultants.
The 2016 Incentive Plan was originally approved by the Company's stockholders on May 13, 2016, and an amendment to the plan to increase the number of shares available for issuance was approved by the stockholders on May 8, 2019. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2016 Incentive Plan may not exceed 16,000,000 shares, provided that commencing with the first business day of each calendar year beginning January 1, 2020, such maximum number of shares shall be increased by 2,000,000 shares of common stock unless the Board determines, prior to January 1 for any such calendar year, to increase such maximum amount by a fewer number of shares or not to increase the maximum amount at all for such year. At March 31, 2019, there were 10,000,000 shares of common stock reserved for issuance upon exercise of incentive awards granted and to be granted at future dates under the 2016 Incentive Plan. At March 31, 2019, the Company had 1,957,458 shares of common stock available for future grant under the 2016 Incentive Plan, 1,713,462 shares underlying outstanding but unvested restricted stock units and options outstanding to purchase 5,376,353 shares of common stock under the 2016 Incentive Plan. The awards granted and available for future grant under the 2016 Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The 2016 Incentive Plan terminates by its terms on March 9, 2026.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At March 31, 2019, the Company had 6,666 shares underlying outstanding but unvested restricted stock units and options outstanding to purchase 5,651,247 shares of common stock under the 2007 Incentive Plan. The awards granted under the 2007 Incentive Plan generally vest over three years and have a maximum contractual term of ten years.

11. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding stock options and restricted stock units and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. For the three months ended March 31, 2019, the dilutive impact of the outstanding Notes issued by the Company (discussed in Note 9) has been considered using the "if-converted" method. For the three months ended March 31, 2019 and 2018, basic and diluted net loss per share are the same, as the assumed exercise or settlement of stock options, restricted stock units and warrants and the potentially dilutive shares issuable upon conversion of the Notes are anti-dilutive.
The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect for the three months ended March 31, 2019 and 2018:

Common Stock Equivalents	2019	2018
Options to purchase common stock	11,027,600	9,467,477
Warrants to purchase common stock	—	284,091
Restricted stock units	1,720,128	1,791,886
Convertible preferred stock	8,456	8,456
Convertible notes	14,585,653	—
Total	27,341,837	11,551,910

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

The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.44%	2.72%
Expected volatility	70%	72%
Expected life in years	6.2	6.2
Dividend yield	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 was $3.2 million and $3.4 million, respectively, of which $1.9 million and $2.1 million, respectively, were included in research and development expenses, and $1.3 million and $1.3 million, respectively, were included in general and administrative expenses.
At March 31, 2019, there was $7.3 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.2 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $2.19 and $2.84 for employee and director stock options granted during the three months ended March 31, 2019 and 2018, respectively.
At March 31, 2019, there was $6.1 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years.
The weighted average grant date fair value per share was $3.38 and $4.29 for restricted stock units granted during the three months ended March 31, 2019 and 2018, respectively.
The Company adopted ASU 2018-07 on January 1, 2019 which generally aligned the accounting for stock-based compensation for non-employees with that of employees. The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and restricted stock units granted to non-employees for the three months ended March 31, 2019 and 2018 was $274,000 and $140,000, respectively.

13. Related Party Transactions
GeneOne Life Sciences
The Company owns 1,644,155 shares of common stock in GeneOne as of March 31, 2019; one of the Company's directors, Dr. David B. Weiner, acts as a consultant to GeneOne.
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
Revenue recognized from GeneOne consisted of licensing and other fees from the influenza and Zika collaborations. For the three months ended March 31, 2019 and 2018, the Company recognized revenue from GeneOne of $31,000 and $118,000, respectively.
Operating expenses recorded from transactions with GeneOne relate primarily to biologics manufacturing and were $1.1 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively.
At March 31, 2019 and December 31, 2018, the Company had an accounts payable and accrued liability balance of $833,000 and $372,000, respectively, related to GeneOne and its subsidiaries. At March 31, 2019 and December 31, 2018, $381,000 and $381,000, respectively, of prepayments made to GeneOne were classified as long-term other assets on the Company's condensed consolidated balance sheet.
Plumbline Life Sciences, Inc.
The Company owns 395,758 shares of common stock in Plumbline Life Sciences, Inc. ("PLS") as of March 31, 2019; one of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
For the three months ended March 31, 2019 and 2018, the Company recognized revenue from PLS of $24,000 and $30,000, respectively. At March 31, 2019 and December 31, 2018, the Company had an accounts receivable balance of $502,000 and $478,000, respectively, related to PLS.
The Wistar Institute
Two of the Company's directors, Dr. David B. Weiner and Dr. Morton Collins, are Directors of the Vaccine Center of The Wistar Institute ("Wistar"). Dr. Weiner is also the Executive Vice President of Wistar.
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
In November 2016, the Company received a $6.1 million sub-grant through Wistar to develop a DNA-based monoclonal antibody against the Zika infection, with funding through July 2020.
The Company is also a collaborator with Wistar on an Integrated Preclinical/Clinical AIDS Vaccine Development grant from the NIAID, with funding through February 2020.
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the three months ended March 31, 2019 and 2018, the Company recorded $838,000 and $1.8 million, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to the collaborative research agreements and sub-contract agreements related to the Bill and Melinda Gates Foundation and CEPI (see Note 15). Research and development expenses recorded from Wistar for the three months ended March 31, 2019 and 2018 were $487,000 and $402,000, respectively. At March 31, 2019 and December 31, 2018, the Company had an accounts receivable balance of $791,000 and $258,000, respectively, and an accounts payable and accrued liability balance of $482,000 and $554,000, respectively, related to Wistar.

14. Leases
The Company leases approximately 82,200 square feet of office, laboratory, and manufacturing space in San Diego, California and 57,360 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms of 4.7 to 10.8 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
The Company has evaluated all of its leases and determined that, effective upon the adoption of Topic 842, they were all operating leases. The Company performed an evaluation of its other contracts with customers and suppliers in accordance with Topic 842 and determined that, except for the real estate leases described above and various copier leases, none of its other contracts contain a right-of-use asset.
Operating lease right-of-use assets and liabilities on the condensed consolidated balance sheet represents the present value of the remaining lease payments over the remaining lease terms. Payments for additional monthly fees to cover the Company's share of certain facility expenses are not included in operating lease right-of-use assets and liabilities. The Company uses its incremental borrowing rate to calculate the present value of its lease payments, as the implicit rates in the leases are not readily determinable.
As of March 31, 2019, the maturities of the Company's operating lease liabilities were as follows:

Remainder of 2019	$2,861,000
2020	3,891,000
2021	3,979,000
2022	4,052,000
2023	4,023,000
Thereafter	15,952,000
Total remaining lease payments	34,758,000
Less: present value adjustment	(10,878,000)
Total operating lease liabilities	23,880,000
Less: current portion	(1,889,000)
Long-term operating lease liabilities	$21,991,000

Weighted-average remaining lease term	8.9 years
Weighted-average discount rate	8.4%
Lease costs included in operating expenses in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 were $818,000 and $689,000, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
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
As of December 31, 2017, the Company had recognized all of the $27.5 million upfront payment as revenue, as all identified material performance obligations had been met with respect to that payment. During the three months ended March

31, 2019, the Company recognized revenues of $2.7 million from AstraZeneca primarily from a milestone achieved in the first quarter of 2019 triggered by the initiation of a Phase 2 portion of an ongoing clinical trial in the third major indication, as well as for manufacturing services. During the three months ended March 31, 2018, the Company recognized revenues of $1.3 million from AstraZeneca primarily for manufacturing services. As of March 31, 2019, the Company had deferred revenue and accounts receivable of $169,000 and $2.6 million, respectively, related to AstraZeneca. The deferred revenue relates to advanced payments made by the Company to a third-party biologics manufacturer for which AstraZeneca is obligated to reimburse the Company.
Coalition for Epidemic Preparedness Innovations
On April 11, 2018, the Company entered into agreements with the Coalition for Epidemic Preparedness Innovations ("CEPI"), pursuant to which the Company intends to develop vaccine candidates against Lassa fever and MERS. The goal of the collaboration between the Company and CEPI is to conduct research and development so that investigational stockpiles will be ready for clinical efficacy trial testing during potential disease outbreaks. The agreements with CEPI contemplate  preclinical studies, as well as Phase 1 and Phase 2 clinical trials, occurring over the next few years. As part of the arrangement between the parties, CEPI has agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by the Company and collaborators, with funding from CEPI based on the achievement of identified milestones. During the three months ended March 31, 2019, the Company received funding of $1.7 million related to the CEPI grant and recorded it as contra-research and development expense. As of March 31, 2019, the Company had $424,000 recorded as deferred grant funding on the condensed consolidated balance sheet related to the CEPI grant.
DARPA- Ebola
In April 2015, the Company received a grant from the Defense Advanced Research Projects Agency ("DARPA") to lead a collaborative team to develop multiple treatment and prevention approaches against Ebola. The consortium, led by the Company, is taking a multi-faceted approach to develop products to prevent and treat Ebola infection. The award covers pre-clinical development costs as well as good manufacturing practice, manufacturing costs and the Phase 1 clinical study costs. The initial funding period covers a base award of $19.6 million and an option award of $24.6 million, which was exercised in September 2015. During the three months ended March 31, 2019 and 2018, the Company received funding of $96,000 and $376,000, respectively, related to the DARPA Ebola grant and recorded it as contra-research and development expense. As of March 31, 2019, the Company has received the total funding of $44.2 million related to the DARPA Ebola grant.

16. Geneos Therapeutics, Inc.
In August 2016, the Company incorporated a subsidiary, Geneos Therapeutics, Inc. (“Geneos”), to develop and commercialize neoantigen-based personalized cancer therapies. In February 2019, the Company completed a spin-out of Geneos, after Geneos completed the initial closing of a $4.5 million preferred stock financing. The Company invested $1.2 million in the preferred stock financing, which was led by an outside investor. The terms of the stock purchase agreement include a commitment for an additional investment of $800,000 by the Company as well as commitments from the other investors upon the occurrence of a specified regulatory event, as well as an option for the Company to purchase $800,000 of additional preferred stock of Geneos upon the achievement of a specified milestone. Following the initial closing of the financing transaction, the Company holds 61% of the outstanding equity, on an as-converted to common stock basis, of Geneos. The Company's ownership percentage of Geneos would decrease in the event of additional purchases of preferred stock of Geneos by the other investors under the terms of the stock purchase agreement.
The Company has exclusively licensed its SynCon® immunotherapy and CELLECTRA® technology platform to Geneos to be used in the field of personalized, neoantigen-based therapy for cancer. The license agreement provides for potential royalty payments to the Company in the event that Geneos commercializes any products using the licensed technology.

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
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the SEC on March 12, 2019 (our “2018 Annual Report”). Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors that affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the captions “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the disclosures made in our 2018 Annual Report under the caption “Risk Factors” and in our audited consolidated financial statements and related notes.
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

Our corporate strategy is to advance, protect and exploit our differentiated immunotherapy platform. Through the use of our unique capabilities on both design and development, we continue to progress and validate an array of cancer and infectious disease immunotherapy and vaccine products. We aim to advance products through to commercialization and continue to leverage third-party resources through collaborations and partnerships, including product license agreements. Our partners and collaborators include AstraZeneca, Regeneron Pharmaceuticals, Inc., F. Hoffmann-La Roche AG/Genentech, Inc., ApolloBio Corporation, GeneOne Life Science Inc. (GeneOne), The Bill and Melinda Gates Foundation, The Parker Institute for Cancer Immunotherapy, Coalition for Epidemic Preparedness Innovations (CEPI), Defense Advanced Research Projects Agency (DARPA), National Institutes of Health (NIH), HIV Vaccines Trial Network (HVTN), National Cancer Institute (NCI), Walter Reed Army Institute of Research, The Wistar Institute and the University of Pennsylvania.
On February 21, 2019, we completed a spin-out of our previously wholly-owned subsidiary Geneos Therapeutics, Inc., or Geneos. On February 21, 2019, Geneos completed the initial closing of a preferred stock financing with outside investors. We participated in the preferred stock financing, which was led by an outside investor. The terms of the stock purchase agreement include commitments for additional investments by us and the other investors upon the occurrence of a specified regulatory event, as well as an option to purchase additional preferred stock of Geneos upon the achievement of a specified milestone. Following the initial closing of the financing transaction, we continue to hold a majority of the outstanding equity, on an as-converted to common stock basis, of Geneos. Our ownership percentage of Geneos would decrease in the event of additional purchases of preferred stock of Geneos by the other investors under the terms of the stock purchase agreement.
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

Critical Accounting Policies
There have been no significant changes to our critical accounting policies since December 31, 2018, other than our adoption of ASU No. 2016-02, Leases and ASU 2018-07, Compensation—Stock Compensation, as of January 1, 2019. For a description of newly adopted critical accounting policies, see Note 3 to our Condensed Consolidated Financial Statements included in this Quarterly Report. For a description of our other critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report and Note 2 to our audited Consolidated Financial Statements contained in our 2018 Annual Report.

Adoption of Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 4 to the Condensed Consolidated Financial Statements, included in this Quarterly Report.

Results of Operations
Revenue. We had total revenue of $2.8 million for the three months ended March 31, 2019, as compared to $1.5 million for the three months ended March 31, 2018. Revenue primarily consisted of revenue under collaborative research and development arrangements for each of the three month periods ended March 31, 2019 and 2018.
Revenue under collaborative research and development arrangements, including arrangements with affiliated entities, was $2.8 million for the three months ended March 31, 2019, as compared to $1.4 million for the three months ended March 31, 2018. The increase for the three-month period year over year was primarily due to the milestone achieved and recognized in the first quarter of 2019 from AstraZeneca, offset by less revenue related to manufacturing services under the AstraZeneca collaboration.
Research and development expenses. Research and development expenses for the three months ended March 31, 2019 were $24.4 million as compared to $24.6 million for the three months ended March 31, 2018. The decrease for the three-month period year over year was primarily due to no sub-license fee expense in the first quarter of 2019 as compared to $1.9 million recorded in 2018 related to the ApolloBio collaboration and a decrease in expenses related to our hepatitis B program of $596,000, among other variances. These decreases were partially offset by an increase of $1.2 million in expenses related to our VGX-3100 Phase 3 clinical trials and an increase of $1.0 million in expenses related to increased employee headcount to support clinical trials and partnerships, among other variances.

General and administrative expenses. General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, were $7.0 million for the three months ended March 31, 2019, as compared to $9.7 million for the three months ended March 31, 2018. The decrease for the three-month period year over year was primarily related to the $1.4 million of foreign non-income taxes withheld from the ApolloBio upfront payment we received in March 2018 and the advisory fees of $960,000 incurred in connection with receiving the upfront payment, among other variances.
Stock-based compensation. Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense for the three months ended March 31, 2019 and 2018 was $3.2 million and $3.4 million, respectively. Of these amounts, $1.9 million and $2.1 million, respectively, were included in research and development expenses, and $1.3 million was included in general and administrative expenses in each of the three month periods ended March 31, 2019 and 2018. The decrease for the three-month period year over year was primarily due to a lower weighted average grant date fair value for the awards granted in the first quarter of 2019.
Interest and other income (expense), net. Interest and other income (expense), net, for the three months ended March 31, 2019 was $(67,000), as compared to $313,000 for the three months ended March 31, 2018. The variance was primarily related to the interest expense recorded related to our 6.5% convertible senior notes due 2024, or the Notes, issued during the first quarter of 2019.
Change in fair value of common stock warrants. The change in fair value of common stock warrants for the three months ended March 31, 2018 was $(128,000). The warrants were exercised during the quarter ended September 30, 2018, eliminating the associated fair value re-measurement in subsequent periods.
Gain (loss) on investment in affiliated entities. The gain (loss) results from the change in the fair market value of the investments in GeneOne and PLS for a loss of $(750,000) and a gain of $2.4 million, respectively, for the three months ended March 31, 2019 and 2018.
Income tax benefit/(Provision for income taxes). The income tax benefit of $63,000 recorded for the three months ended March 31, 2019 reflected our application of the intraperiod tax allocation rules under which we are required to record a tax benefit in continuing operations to offset the tax provision we recorded directly to other comprehensive income (loss) related to unrealized gains on our short-term investments. The provision for income taxes of $(2.2) million for the three months ended March 31, 2018 was related to foreign income taxes on the upfront payment received from ApolloBio in March 2018.

Liquidity and Capital Resources
Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities and grants and government contracts.

Working Capital and Liquidity
As of March 31, 2019, we had cash and short-term investments of $128.0 million and working capital of $107.5 million, as compared to $81.2 million and $52.5 million, respectively, as of December 31, 2018. The increase in cash and short-term investments during the three months ended March 31, 2019 was primarily due to the net proceeds of $75.7 million received from the issuance of our Notes, offset by expenditures related to our research and development activities, clinical trials and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.

Cash Flows
Net cash used in operating activities was $32.5 million and $12.6 million for the three months ended March 31, 2019 and 2018, respectively. Net cash used in operating activities for the three months ended March 31, 2019 consisted of net loss of $29.3 million, less changes in net operating assets and liabilities of $9.0 million partially offset by net non-cash adjustments of $5.9 million. The primary non-cash expenses added back to net loss included stock-based compensation of $3.4 million and depreciation and amortization of $1.2 million.
Net cash used in operating activities for the three months ended March 31, 2018 consisted of net loss of $32.4 million, less changes in net operating assets and liabilities of $16.8 million, partially offset by net non-cash adjustments of $2.9 million. The primary non-cash expenses added back to net loss included stock-based compensation of $3.6 million and depreciation and amortization of $1.3 million, which were offset in part by the gain on investment in affiliated entity of $2.4 million.

Net cash (used in) provided by investing activities was $(49.3) million and $26.8 million for the three months ended March 31, 2019 and 2018, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Net cash provided by (used in) financing activities was $78.9 million and $(506,000) for the three months ended March 31, 2019 and 2018, respectively. The variance was primarily due to the net proceeds received from the issuance of our Notes as well as the acquisition of a non-controlling interest in Geneos, both of which occurred in 2019.
In the first quarter of 2019, we completed a private placement of $78.5 million aggregate principal amount of our Notes, sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds from the offering were approximately $75.7 million, after deducting the initial purchasers' discount and offering expenses payable by us. See Note 9 to the Condensed Consolidated Financial Statements included in this Quarterly Report for further discussion.
In May 2018, we entered into an At-the-Market Equity Offering Sales Agreement, or the Sales Agreement, with an outside placement agent, or the Placement Agent, to sell shares of our common stock with aggregate gross proceeds of up to $100.0 million, from time to time, through an “at-the-market” equity offering program under which the Placement Agent will act as sales agent. During the three months ended March 31, 2019, we sold 183,200 shares of common stock under the Sales Agreement for aggregate net proceeds of $907,000.
As of March 31, 2019, we had an accumulated deficit of $649.6 million. We have operated at a loss since 1994 and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that our current cash and short-term investments are sufficient to meet planned working capital requirements for at least the next twelve months from the date this Quarterly Report is filed.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets, and the recent fluctuations in interest rates and availability of funding in the credit markets primarily impact the performance of our investments. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments at March 31, 2019, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.
The interest rate on our indebtedness, consisting exclusively of the Notes, is fixed and not subject to fluctuations in interest rates.

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
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the three months ended March 31, 2019 were made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investments in GeneOne and PLS which are denominated in South Korean Won and then translated into United States dollars. We do not have any foreign currency hedging instruments in place.
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
Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2019 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
We are not currently a party to any material litigation or other material legal proceedings.

ITEM 1A.    RISK FACTORS
Our business is subject to numerous risks. You should carefully consider and evaluate each of the following factors as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes, the risk factors discussed in our 2018 Annual Report, which we filed with the SEC on March 12, 2019, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also consider the more detailed description of our business contained in our 2018 Annual Report.
Risks Related to Our Business and Industry
We have incurred losses since inception, expect to incur significant net losses in the foreseeable future and may never become profitable.
We have experienced significant operating losses to date; as of March 31, 2019, our accumulated deficit was approximately $649.6 million. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.
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
We recently sold $78.5 million aggregate principal amount of 6.50% convertible senior notes due 2024 (the “Notes”). We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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
On December 22, 2017, President Trump signed into law new legislation, known as the Tax Cuts and Jobs Act of 2017, that significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The new federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35 percent to a flat rate of 21 percent, limitation of the tax deduction for interest expense to 30 percent of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80 percent of current-year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the federal tax law.
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
From time to time, U.S. and other policymakers have proposed reforming the patent laws and regulations of their countries. In September 2011 the America Invents Act (the Act) was signed into law. The Act changed the current “first-to-

invent” system to a system that awards a patent to the “first-inventor-to-file” for an application for a patentable invention. The Act also created a procedure to challenge newly issued patents in the patent office via post-grant proceedings and new inter parties reexamination proceedings. These changes may make it easier for competitors to challenge our patents, which could result in increased competition and have a material adverse effect on our product sales, business and results of operations. The changes may also make it harder to challenge third-party patents and place greater importance on being the first inventor to file a patent application on an invention.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Not applicable.

ITEM 6.    EXHIBITS
(a)    Exhibits

Exhibit Number	Description of Document
10.1	Separation Agreement dated March 26, 2019 by and between Inovio Pharmaceuticals, Inc. and Dr. Mark Bagarazzi (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*
     This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

INOVIO PHARMACEUTICALS, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inovio Pharmaceuticals, Inc.

Date:	May 9, 2019	By	/s/ J. JOSEPH KIM
J. Joseph Kim President, Chief Executive Officer and Director (On Behalf of the Registrant)

Date:	May 9, 2019	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)