Form 10-Q
period 2019-06-30
INOVIO PHARMACEUTICALS, INC.
filed 2019-08-08
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 99,027,772 as of August 5, 2019.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended June 30, 2019

Part I. Financial Information
Item 1.    Financial Statements

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,735,943	$23,693,633
Short-term investments	86,235,815	57,538,852
Accounts receivable	130,230	3,316,361
Accounts receivable from affiliated entities	996,936	738,583
Prepaid expenses and other current assets	2,309,362	1,406,590
Prepaid expenses and other current assets from affiliated entities	1,100,746	1,120,805
Total current assets	110,509,032	87,814,824
Fixed assets, net	14,265,951	15,949,014
Investment in affiliated entity - GeneOne	6,324,766	6,381,926
Investment in affiliated entity - PLS	2,157,832	3,023,987
Intangible assets, net	4,227,019	4,760,145
Goodwill	10,513,371	10,513,371
Operating lease right-of-use assets	14,222,236	—
Other assets	2,853,089	2,669,998
Total assets	$165,073,296	$131,113,265
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,388,013	$23,134,733
Accounts payable and accrued expenses due to affiliated entities	653,568	977,792
Accrued clinical trial expenses	4,638,397	5,671,764
Deferred revenue	120,694	223,577
Deferred revenue from affiliated entities	96,075	33,575
Deferred rent	—	1,065,387
Operating lease liability	1,948,716	—
Deferred grant funding	2,470,657	4,165,848
Deferred grant funding from affiliated entities	763,208	27,083
Total current liabilities	24,079,328	35,299,759
Deferred revenue, net of current portion	116,630	150,793
Convertible senior notes	62,757,286	—
Deferred rent, net of current portion	—	8,518,207
Operating lease liability, net of current portion	21,483,568	—
Deferred tax liabilities	26,649	24,766
Deferred grant funding from affiliated entities	81,000	—
Other liabilities	50,762	87,333
Total liabilities	108,595,223	44,080,858
Stockholders’ equity:
Preferred stock	—	—
Common stock	98,584	97,226
Additional paid-in capital	731,819,389	707,794,215
Accumulated deficit	(679,032,924)	(620,426,436)
Accumulated other comprehensive income (loss)	731,855	(528,867)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	53,616,904	86,936,138
Non-controlling interest	2,861,169	96,269
Total stockholders’ equity	56,478,073	87,032,407
Total liabilities and stockholders’ equity	$165,073,296	$131,113,265

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Revenue under collaborative research and development arrangements	$64,283	$24,385,852	$2,834,995	$25,674,898
Revenue under collaborative research and development arrangements with affiliated entities	71,390	60,319	126,970	208,327
Miscellaneous revenue	—	2,590	3,614	95,180
Total revenues	135,673	24,448,761	2,965,579	25,978,405
Operating expenses:
Research and development	22,486,266	22,462,620	46,876,155	47,040,371
General and administrative	5,850,101	7,189,310	12,825,129	16,887,325
Total operating expenses	28,336,367	29,651,930	59,701,284	63,927,696
Loss from operations	(28,200,694)	(5,203,169)	(56,735,705)	(37,949,291)
Other income (expense):
Interest income	755,330	518,525	1,380,864	1,083,948
Interest expense	(2,194,783)	—	(2,851,031)	—
Change in fair value of common stock warrants	—	259,971	—	132,130
Gain (loss) on investment in affiliated entities	(173,212)	(2,092,608)	(923,315)	287,815
Other income (expense), net	127,512	(121,844)	91,673	(374,744)
Net loss before income tax benefit/(provision for income tax)	(29,685,847)	(6,639,125)	(59,037,514)	(36,820,142)
Income tax benefit/(provision for income taxes)	106,771	—	169,571	(2,169,811)
Net loss	(29,579,076)	(6,639,125)	(58,867,943)	(38,989,953)
Net loss attributable to non-controlling interest	191,850	—	261,455	—
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(29,387,226)	$(6,639,125)	$(58,606,488)	$(38,989,953)
Net loss per share attributable to Inovio Pharmaceuticals, Inc. stockholders
Basic	$(0.30)	$(0.07)	$(0.60)	$(0.43)
Diluted	$(0.30)	$(0.08)	$(0.60)	$(0.43)
Weighted average number of common shares outstanding
Basic	98,083,896	91,153,776	97,795,910	90,804,722
Diluted	98,083,896	91,241,660	97,795,910	90,890,792

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(29,579,076)	$(6,639,125)	$(58,867,943)	$(38,989,953)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	441,545	(137,250)	1,260,722	(250,015)
Comprehensive loss	$(29,137,531)	$(6,776,375)	$(57,607,221)	$(39,239,968)
Comprehensive loss attributable to non-controlling interest	191,850	—	261,455	—
Comprehensive loss attributable to Inovio Pharmaceuticals, Inc.	$(28,945,681)	$(6,776,375)	$(57,345,766)	$(39,239,968)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three and Six Months Ended June 30, 2019
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total stockholders’ equity
Balance at December 31, 2018	23	$—	97,225,810	$97,226	$707,794,215	$(620,426,436)	$(528,867)	$96,269	$87,032,407
Issuance of common stock for cash	—	—	183,200	183	907,147	—	—	—	907,330
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	525,000	525	(719,922)	—	—	—	(719,397)
Equity component of issuance of convertible notes	—	—	—	—	15,752,698	—	—	—	15,752,698
Stock-based compensation	—	—	—	—	3,432,796	—	—	—	3,432,796
Acquisition of non-controlling interest in Geneos	—	—	—	—	—	—	—	3,030,107	3,030,107
Net loss attributable to common stockholders	—	—	—	—	—	(29,219,262)	—	(69,605)	(29,288,867)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	819,177	—	819,177
Balance at March 31, 2019	23	$—	97,934,010	$97,934	$727,166,934	$(649,645,698)	$290,310	$3,056,771	$80,966,251
Issuance of common stock for cash	—	—	476,600	476	1,388,510	—	—	—	1,388,986
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	173,761	174	(81,433)	—	—	—	(81,259)
Stock-based compensation	—	—	—	—	3,345,378	—	—	9,817	3,355,195
Cost of acquisition of non-controlling interest in Geneos	—	—	—	—	—	—	—	(13,569)	(13,569)
Net loss attributable to common stockholders	—	—	—	—	—	(29,387,226)	—	(191,850)	(29,579,076)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	441,545	—	441,545
Balance at June 30, 2019	23	$—	98,584,371	$98,584	$731,819,389	$(679,032,924)	$731,855	$2,861,169	$56,478,073

	Three and Six Months Ended June 30, 2018
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total stockholders’ equity
Balance at December 31, 2017	23	$—	90,357,644	$90,358	$665,775,504	$(523,356,317)	$(117,005)	$96,269	$142,488,809
Cumulative effect of accounting change	—	—	—	—	—	231,366	(231,366)	—	—
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	347,287	347	(506,750)	—	—	—	(506,403)
Stock-based compensation	—	—	—	—	3,575,750	—	—	—	3,575,750
Net loss attributable to common stockholders	—	—	—	—	—	(32,350,828)	—	—	(32,350,828)
Unrealized loss on short-term investments	—	—	—	—	—	—	(112,765)	—	(112,765)
Balance at March 31, 2018	23	$—	90,704,931	$90,705	$668,844,504	$(555,475,779)	$(461,136)	$96,269	$113,094,563
Issuance of common stock for cash	—	—	407,429	407	1,972,994	—	—	—	1,973,401
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	362,035	362	610,699	—	—	—	611,061
Stock-based compensation	—	—	—	—	2,589,170	—	—	—	2,589,170
Net loss attributable to common stockholders	—	—	—	—	—	(6,639,125)	—	—	(6,639,125)
Unrealized loss on short-term investments	—	—	—	—	—	—	(137,250)	—	(137,250)
Balance at June 30, 2018	23	$—	91,474,395	$91,474	$674,017,367	$(562,114,904)	$(598,386)	$96,269	$111,491,820

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(58,867,943)	$(38,989,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,863,225	1,841,084
Amortization of intangible assets	533,126	716,458
Change in value of common stock warrants	—	(132,130)
Stock-based compensation	6,787,991	6,164,958
Amortization of operating lease right-of-use assets	2,851,031	—
Amortization of premiums on investments	1,962	71,559
Loss (gain) on short-term investments	(93,273)	373,822
Loss (gain) on equity investment in affiliated entities	923,315	(287,815)
Non-cash lease expense	412,533	—
Tax benefit from other unrealized gains on short-term investments	(335,228)	—
Changes in operating assets and liabilities:
Accounts receivable	3,186,131	4,290,243
Accounts receivable from affiliated entities	(258,353)	(473,834)
Prepaid expenses and other current assets	(902,772)	815,825
Prepaid expenses and other current assets from affiliated entities	20,059	58,710
Other assets	(183,091)	(85,022)
Accounts payable and accrued expenses	(9,187,074)	(9,443,933)
Accrued clinical trial expenses	(1,033,367)	1,747,980
Accounts payable and accrued expenses due to affiliated entities	(324,224)	(326,242)
Deferred revenue	(137,046)	(453,688)
Deferred revenue from affiliated entities	62,500	(118,985)
Operating lease right-of-use assets and liabilities, net	(786,079)	(177,096)
Deferred grant funding	(1,695,191)	2,620,985
Deferred grant funding from affiliated entities	817,125	188,800
Other liabilities	(34,688)	—
Net cash used in operating activities	(56,379,331)	(31,598,274)
Cash flows from investing activities:
Purchases of investments	(73,698,391)	(31,318,982)
Maturities of investments	46,688,689	53,753,066
Purchases of capital assets	(739,808)	(1,614,767)
Net cash (used in) provided by investing activities	(27,749,510)	20,819,317
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	75,658,953	—
Proceeds from issuance of common stock, net of issuance costs	2,296,316	1,973,401
Taxes paid related to net share settlement of equity awards, net of proceeds from stock option exercises	(800,656)	104,620
Acquisition of non-controlling interest	3,016,538	—
Net cash provided by financing activities	80,171,151	2,078,021
Decrease in cash and cash equivalents	(3,957,690)	(8,700,936)
Cash and cash equivalents, beginning of period	23,693,633	23,786,579
Cash and cash equivalents, end of period	$19,735,943	$15,085,643

Supplemental disclosure of non-cash activities
Amounts accrued for purchases of property and equipment	$—	$29,211
See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Operations
Inovio Pharmaceuticals, Inc. (the “Company” or “Inovio”), is a clinical stage biotechnology company focused on the discovery, development, and commercialization of its synthetic DNA technology targeted against cancers and infectious diseases. The Company's DNA-based immunotherapies and vaccines, in combination with its proprietary, efficacy-enabling delivery devices, are intended to generate robust immune responses, in particular functional CD8+ killer T cells and antibodies, to fight target diseases.
Inovio’s synthetic products are based on its SynCon® immunotherapy design. The Company and its collaborators are currently conducting or planning clinical programs of its proprietary SynCon® immunotherapies for HPV-caused pre-cancers, including cervical, vulvar and anal dysplasia; HPV-caused cancers, including head & neck, cervical, anal, penile, vulvar, and vaginal; other HPV-caused disorders, such as recurrent respiratory papillomatosis (RRP); glioblastoma multiforme ("GBM"); prostate cancer; hepatitis B virus; hepatitis C virus; HIV; Ebola; Middle East Respiratory Syndrome, or MERS; Lassa fever; and Zika virus. The Company also recently announced its intention to accelerate the clinical development of its dBTE (DNA-encoded bi-specific T cell engagers) technology and build on recent advances of its dMAb™ (DNA-encoded monoclonal antibody) technology.
The Company's partners and collaborators include AstraZeneca PLC, Regeneron Pharmaceuticals, Inc., F. Hoffmann-La Roche AG/Genentech, Inc., ApolloBio Corporation, GeneOne Life Science Inc. ("GeneOne"), The Bill and Melinda Gates Foundation, Coalition for Epidemic Preparedness Innovations (“CEPI”), Parker Institute for Cancer Immunotherapy ("PICI"), Defense Advanced Research Projects Agency (“DARPA”), National Institutes of Health ("NIH"), National Institute of Allergy and Infectious Diseases (“NIAID”), National Cancer Institute ("NCI"), HIV Vaccines Trial Network ("HVTN"), Walter Reed Army Institute of Research, Medical CBRN Defense Consortium ("MCDC"), The Wistar Institute, and the University of Pennsylvania.
Inovio was incorporated in Delaware in June 2001 and has its principal executive offices in Plymouth Meeting, Pennsylvania.

2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of June 30, 2019, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2019 and 2018 and the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented. The results of operations for the three and six months ended June 30, 2019 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2019. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. The Company consolidates its wholly-owned subsidiaries Genetronics, Inc. and VGX Pharmaceuticals, Inc. ("VGX") and records a non-controlling interest for 39% of its subsidiary Geneos Therapeutics, Inc. ("Geneos") as well as 15% of VGX Animal Health, Inc., a subsidiary of VGX. All intercompany accounts and transactions have been eliminated upon consolidation.
Inovio incurred a net loss attributable to common stockholders of $29.4 million and $58.6 million for the three and six months ended June 30, 2019, respectively. Inovio had working capital of $86.4 million and an accumulated deficit of $679.0 million as of June 30, 2019. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates. The Company’s cash, cash equivalents and short-term investments of $106.0 million and long-term investments of $8.5 million as of June 30, 2019, are sufficient to support the Company's operations for a period of at least 12 months from the date it is issuing these financial statements. In addition, the Company could sell up to an additional $69.7 million in shares of its common stock under its At-the-Market Equity Offering Sales Agreement (the “Sales Agreement”), subject to certain conditions set forth in the Sales Agreement.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements and/or future public or private debt or equity financings including use of its Sales Agreement. Although the Company has a history of debt and equity financings, including the receipt of net proceeds of $75.7 million from a private placement of $78.5 million aggregate principal amount of its 6.50% convertible senior notes due 2024 (the “Notes”) in the first quarter of 2019, net proceeds of $1.4 million and $2.3 million under the Sales Agreement during the three and six months ended June 30, 2019, respectively, and net proceeds of $29.2 million under the Sales Agreement and a prior at-the-market equity offering agreement during the year ended December 31, 2018, sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Inovio be unable to continue as a going concern. Inovio’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has evaluated subsequent events after the balance sheet date through the date it issued these condensed consolidated financial statements.

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
Historically, the Company has recorded patents at cost and amortized these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent cost consists of the consideration paid for patents and related legal costs. Effective as of the acquisition of VGX in 2009, all new patent costs are expensed as incurred, with patent costs capitalized as of that date continuing to be amortized over the expected life of the patent. License costs are recorded based on the fair value of consideration paid and are amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement to the extent the license has an alternative future use. As of June 30, 2019 and December 31, 2018, the Company’s intangible assets resulting from the acquisition of VGX, as well as the acquisitions of two other companies, Inovio AS and Bioject Medical Technologies, Inc. ("Bioject"), and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $4.2 million and $4.8 million, respectively.
The determination of the value of intangible assets requires management to make estimates and assumptions that affect the Company’s condensed consolidated financial statements. The Company assesses potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company’s judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of its acquired businesses, market conditions and other factors. If impairment is indicated, the Company will reduce the carrying value of the intangible asset to fair value. While current and historical operating and cash flow losses are potential indicators of impairment, the Company believes the future cash flows to be received from its intangible assets will exceed the intangible assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through June 30, 2019.
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
The impact of the adoption of Topic 842 on the condensed consolidated balance sheets as of January 1, 2019 was as follows:

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

5. Revenue Recognition
During the three and six months ended June 30, 2019, the Company recognized total revenue under collaborative research and development and other agreements of $62,000 and $2.8 million, respectively, from AstraZeneca and $74,000 and $191,000, respectively, from various other contracts. The Company defers revenue when a contract is entered into with a collaborator and cash payments are received prior to satisfaction of the related performance obligation. Of the total revenue recognized during the three and six months ended June 30, 2019, $36,000 and $215,000, respectively, was in deferred revenue as of December 31, 2018. Of the total revenue recognized during the three and six months ended June 30, 2018, $354,000 and $1.0 million, respectively, was in deferred revenue as of December 31, 2017. Performance obligations are generally satisfied within 12 months of the initial contract date.

6. Investments
Investments at June 30, 2019 consisted of mutual funds. Investments at December 31, 2018 consisted of mutual funds and United States corporate debt securities. Investments are recorded at fair value, based on current market valuations. Unrealized gains and losses on the Company's debt securities will continue to be excluded from earnings and are reported as a separate component of other comprehensive loss until realized. Realized gains and losses are included in non-operating other income (expense) on the condensed consolidated statement of operations and are derived using the specific identification method for determining the cost of the securities sold. During the three and six months ended June 30, 2019, $129,000 and $93,000, respectively, of net realized gain on investments was recorded. During the three and six months ended June 30, 2018, $(121,000) and $(374,000), respectively, of net realized loss on investments was recorded. Interest and dividends on investments classified as available-for-sale are included in interest and other income, net, in the condensed consolidated statements of operations. As of June 30, 2019, the Company had no available-for-sale securities in an unrealized loss position for longer than 12 months.
The following is a summary of available-for-sale securities as of June 30, 2019 and December 31, 2018:

		As of June 30, 2019
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$85,168,756	$1,067,059	$—	$86,235,815

		As of December 31, 2018
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$57,842,955	$—	$(528,084)	$57,314,871
US corporate debt securities	Less than 2	224,633	—	(652)	223,981
Total investments		$58,067,588	$—	$(528,736)	$57,538,852

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
Assets are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets between Level 1, Level 2 and Level 3 of the fair value hierarchy during the six months ended June 30, 2019 or 2018.
The following table presents the Company’s assets that are measured at fair value on a recurring basis, and are determined using the following inputs as of June 30, 2019:

	Fair Value Measurements at
	June 30, 2019
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$4,595,008	$4,595,008	$—	$—
Mutual funds	86,235,815	—	86,235,815	—
Investment in affiliated entities	8,482,598	8,482,598	—	—
Total assets	$99,313,421	$13,077,606	$86,235,815	$—

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

Level 1 assets at June 30, 2019 consisted of money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investments in affiliates, GeneOne and PLS. The Company accounts for its investment in 1,644,155 common shares of GeneOne based on the closing price of the shares on the Korean Stock Exchange on the applicable balance sheet date. The Company accounts for its investment in 395,758 common shares of PLS as an equity investment with a fair value based on the closing price of the shares on the Korea New Exchange (KONEX) Market on the applicable balance sheet date. The Company elected the fair value option in conjunction with the investment in GeneOne at the inception of the investment; therefore, changes in the fair value of the investment are reflected as other income (expense) in the condensed consolidated statements of operations. The Company did not elect the fair value option for the investment in PLS at the inception of the investment, but rather recorded the investment under the equity method until its ownership interest dropped below 20% in June 2015 and, accordingly, began recording the investment under the cost method using the carryover basis from the equity method of zero. Once shares of PLS began trading on the KONEX, the Company classified the investment as available-for-sale and began recording the investment at fair value. Unrealized gains and losses on the Company's equity securities are reported in the condensed consolidated statement of operations as a gain (loss) on investment in affiliated entities.
Level 2 assets at June 30, 2019 consisted of mutual funds held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of June 30, 2019.

8. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		June 30, 2019			December 31, 2018
	Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite lived:
Goodwill(a)		$10,513,371	$—	$10,513,371	$10,513,371	$—	$10,513,371
Definite lived:
Patents	8 – 17	5,802,528	(5,772,282)	30,246	5,802,528	(5,742,079)	60,449
Licenses	8 – 17	1,323,761	(1,233,731)	90,030	1,323,761	(1,219,357)	104,404
CELLECTRA®(b)	5 – 11	8,106,270	(7,892,730)	213,540	8,106,270	(7,679,190)	427,080
GHRH(b)	11	335,314	(319,472)	15,842	335,314	(303,630)	31,684
Bioject(c)	2 – 15	5,100,000	(2,028,889)	3,071,111	5,100,000	(1,882,222)	3,217,778
Other(d)	18	4,050,000	(3,243,750)	806,250	4,050,000	(3,131,250)	918,750
Total intangible assets		24,717,873	(20,490,854)	4,227,019	24,717,873	(19,957,728)	4,760,145
Total goodwill and intangible assets		$35,231,244	$(20,490,854)	$14,740,390	$35,231,244	$(19,957,728)	$15,273,516

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
Aggregate amortization expense on intangible assets for the three and six months ended June 30, 2019 was $267,000 and $533,000, respectively. Aggregate amortization expense on intangible assets for the three and six months ended June 30, 2018 was $312,000 and $716,000, respectively. Estimated aggregate amortization expense is $533,000 for the remainder of fiscal year 2019, $547,000 for 2020, $520,000 for 2021, $493,000 for 2022, $276,000 for 2023 and $1.9 million for 2024 and subsequent years combined.

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
The balance of the Notes at June 30, 2019 is as follows:

Principal amount	$78,500,000
Unamortized debt discount on the liability component	(15,436,340)
Unamortized debt issuance cost	(2,124,567)
Accrued interest	1,818,193
Net carrying amount	$62,757,286

The Company determined that the expected life of the Notes was equal to the period through November 1, 2023 as this represents the point at which the Notes are initially subject to repurchase by the Company at the option of the holders. Accordingly, the total debt discount of $18.6 million, inclusive of the fair value of the embedded conversion feature derivative at issuance, is being amortized using the effective interest method through November 1, 2023. The effective interest rate of the liability component is 13.1%. For the three and six months ended June 30, 2019, the Company recognized $2.2 million and $2.9 million, respectively, of interest expense related to the Notes, of which $1.4 million and $1.8 million, respectively, related to the contractual interest coupon. As of June 30, 2019, there have not been any conversions or redemptions of the Notes.

10. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of June 30, 2019 and December 31, 2018:

			Outstanding as of
	Authorized	Issued	June 30, 2019	December 31, 2018
Common Stock, par value $0.001 per share	600,000,000	98,584,371	98,584,371	97,225,810
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	23	23
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
During the three and six months ended June 30, 2019, the Company sold 476,600 and 659,800 shares of common stock, respectively, under the Sales Agreement. The sales were made at a weighted average price of $2.97 and $3.55 per share, respectively, resulting in aggregate net proceeds of $1.4 million and $2.3 million, respectively. The Company may sell up to an additional $69.7 million in shares of its common stock under the Sales Agreement. The registration statement that registered with the SEC the shares that may be sold under the Sales Agreement expires on June 8, 2021.
Stock Options and Restricted Stock Units

The Company has a stock-based incentive plan, the 2016 Omnibus Incentive Plan (as amended to date, the "2016 Incentive Plan"), pursuant to which the Company may grant stock options, restricted stock awards, restricted stock units and other stock-based awards or short-term cash incentive awards to employees, directors and consultants.
The 2016 Incentive Plan was originally approved by the Company's stockholders on May 13, 2016, and an amendment to the plan to increase the number of shares available for issuance was approved by the stockholders on May 8, 2019. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2016 Incentive Plan may not exceed 16,000,000 shares, provided that commencing with the first business day of each calendar year beginning January 1, 2020, such maximum number of shares shall be increased by 2,000,000 shares of common stock unless the Board determines, prior to January 1 for any such calendar year, to increase such maximum amount by a fewer number of shares or not to increase the maximum amount at all for such year. At June 30, 2019, there were 16,000,000 shares of common stock reserved for issuance upon exercise of incentive awards granted and to be granted at future dates under the 2016 Incentive Plan. At June 30, 2019, the Company had 8,065,073 shares of common stock available for future grant under the 2016 Incentive Plan, 1,573,526 shares underlying outstanding but unvested restricted stock units and options outstanding to purchase 5,222,849 shares of common stock under the 2016 Incentive Plan. The awards granted and available for future grant under the 2016 Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The 2016 Incentive Plan terminates by its terms on March 9, 2026.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At June 30, 2019, the Company had 6,666 shares underlying outstanding but unvested restricted stock units and options outstanding to purchase 5,547,470 shares of common stock under the 2007 Incentive Plan. The awards granted under the 2007 Incentive Plan generally vest over three years and have a maximum contractual term of ten years.

11. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding stock options and restricted stock units and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. For the three and six months ended June 30, 2019, the dilutive impact of the outstanding Notes issued by the Company (discussed in Note 9) has been considered using the "if-converted" method. For the three and six months ended June 30, 2019, basic and diluted net loss per share are the same, as the assumed exercise or settlement of stock options, restricted stock units and the potentially dilutive shares issuable upon conversion of the Notes are anti-dilutive. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options, warrants or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method.
The following tables reconcile the components of the numerator and denominator included in the calculations of diluted net loss per share:

	Three Months Ended June 30,
	2019	2018
Numerator
Net loss	$(29,387,226)	$(6,639,125)
Adjustment for decrease in fair value of warrant liability	—	(259,971)
Numerator for use in diluted net loss per share	$(29,387,226)	$(6,899,096)

Denominator
Weighted average number of common shares outstanding	98,083,896	91,153,776
Effect of dilutive potential common shares	—	87,884
Denominator for use in diluted net loss per share	98,083,896	91,241,660

Net loss per share, diluted	$(0.30)	$(0.08)

	Six Months Ended June 30,
	2019	2018
Numerator
Net loss	$(58,606,488)	$(38,989,953)
Adjustment for decrease in fair value of warrant liability	—	(132,130)
Numerator for use in diluted net loss per share	$(58,606,488)	$(39,122,083)

Denominator
Weighted average number of common shares outstanding	97,795,910	90,804,722
Effect of dilutive potential common shares	—	86,070
Denominator for use in diluted net loss per share	97,795,910	90,890,792

Net loss per share, diluted	$(0.60)	$(0.43)

The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect for the three and six months ended June 30, 2019 and 2018:

Common Stock Equivalents	2019	2018
Options to purchase common stock	10,770,319	9,245,981
Restricted stock units	1,580,192	1,760,710
Convertible preferred stock	8,456	8,456
Convertible notes	14,585,653	—
Total	26,944,620	11,015,147

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
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Risk-free interest rate	2.31%	2.81%	2.43%	2.73%
Expected volatility	70%	71%	70%	72%
Expected life in years	6.2	6.1	6.2	6.2
Dividend yield	—	—	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 was $3.1 million and $6.3 million, respectively, of which $2.3 million and $4.2 million, respectively, was included in research and development expenses, and $877,000 and $2.1 million, respectively, was included in general and administrative expenses.

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 was $2.4 million and $5.8 million, respectively, of which $1.4 million and $3.5 million, respectively, was included in research and development expenses, and $1.0 million and $2.3 million, respectively, was included in general and administrative expenses.
At June 30, 2019, there was $6.0 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $2.44 and $2.20 for employee and director stock options granted during the three and six months ended June 30, 2019, respectively, and $3.00 and $2.85 for employee and director stock options granted during the three and six months ended June 30, 2018, respectively.
At June 30, 2019, there was $4.9 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.9 years.
The weighted average grant date fair value per share was $3.90 and $3.42 for restricted stock units granted during the three and six months ended June 30, 2019, respectively, and $4.57 and $4.31 for restricted stock units granted during the three and six months ended June 30, 2018, respectively.
The Company adopted ASU 2018-07 on January 1, 2019, which generally aligned the accounting for stock-based compensation for non-employees with that of employees. The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and restricted stock units granted to non-employees for the three and six months ended June 30, 2019 was $207,000 and $480,000, respectively. Total stock-based compensation expense for stock options and restricted stock units granted to non-employees for the three and six months ended June 30, 2018 was $35,000 and $174,000 respectively.

13. Related Party Transactions
GeneOne Life Sciences
The Company owns 1,644,155 shares of common stock in GeneOne as of June 30, 2019 and one of the Company's directors, Dr. David B. Weiner, acts as a consultant to GeneOne.
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
Revenue recognized from GeneOne consisted of patent and device maintenance fees. For the three and six months ended June 30, 2019, the Company recognized revenue from GeneOne of $31,000 and $63,000, respectively, and $32,000 and $150,000 for the three and six months ended June 30, 2018, respectively.
Operating expenses recorded from transactions with GeneOne related primarily to biologics manufacturing were $727,000 and $1.8 million for the three and six months ended June 30, 2019, respectively and $1.1 million and $2.8 million for the three and six months ended June 30, 2018, respectively.
At June 30, 2019 and December 31, 2018, the Company had an accounts receivable balance of $128,000 and $0, respectively, and an accounts payable and accrued liability balance of $107,000 and $372,000, respectively, related to GeneOne and its subsidiaries. At June 30, 2019 and December 31, 2018, $344,000 and $381,000, respectively, of prepayments made to GeneOne were classified as long-term other assets on the Company's condensed consolidated balance sheet.
Plumbline Life Sciences, Inc.
The Company owns 395,758 shares of common stock in Plumbline Life Sciences, Inc. ("PLS") as of June 30, 2019 and one of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
For the three and six months ended June 30, 2019, the Company recognized revenue from PLS of $40,000 and $64,000, respectively, and $28,000 and $58,000 for the three and six months ended June 30, 2018, respectively. At June 30, 2019 and December 31, 2018, the Company had an accounts receivable balance of $542,000 and $478,000, respectively, related to PLS.
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
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the three and six months ended June 30, 2019, the Company recorded $368,000 and $1.2 million, respectively, and for the three and six months ended June 30, 2018 the Company recorded $455,000 and $2.2 million, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to the collaborative research agreements and sub-contract agreements related to the Bill and Melinda Gates Foundation and CEPI (see Note 15). Research and development expenses recorded from Wistar for the three and six months ended June 30, 2019 were $170,000 and $458,000, respectively. Research and development expenses recorded from Wistar for the three and six months ended June 30, 2018 were $399,000 and $802,000, respectively. At June 30, 2019 and December 31, 2018, the Company had an accounts receivable balance of $327,000 and $258,000, respectively, and an accounts payable and accrued liability balance of $546,000 and $554,000, respectively, related to Wistar. As of June 30, 2019, the Company had $844,000 recorded as deferred grant funding on the condensed consolidated balance sheet related to Wistar.

14. Leases
The Company leases approximately 82,200 square feet of office, laboratory, and manufacturing space in San Diego, California and 57,360 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms of 4.4 to 10.5 years, which represent the non-cancellable periods of the leases.

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
As of June 30, 2019, the maturities of the Company's operating lease liabilities were as follows:

Remainder of 2019	$1,915,000
2020	3,891,000
2021	3,979,000
2022	4,052,000
2023	4,023,000
Thereafter	15,952,000
Total remaining lease payments	33,812,000
Less: present value adjustment	(10,379,000)
Total operating lease liabilities	23,433,000
Less: current portion	(1,949,000)
Long-term operating lease liabilities	$21,484,000

Weighted-average remaining lease term	8.7 years
Weighted-average discount rate	8.4%
Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 were $835,000 and $1.7 million, respectively. Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 were $941,000 and $1.6 million, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
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
AstraZeneca
On August 7, 2015, the Company entered into a license and collaboration agreement with MedImmune, the global biologics research and development arm of AstraZeneca ("AstraZeneca"). Under the agreement, AstraZeneca acquired exclusive rights to the Company's INO-3112 immunotherapy, renamed as MEDI0457, which targets cancers caused by human papillomavirus (HPV) types 16 and 18, with the ability to sublicense those license rights. AstraZeneca made an upfront payment of $27.5 million to the Company in September 2015. AstraZeneca may be obligated to make potential future development and regulatory event-based payments to the Company totaling up to $125 million and potential future commercial event-based payments totaling up to $115 million, in each case upon the achievement of specified milestones set forth in the license and collaboration agreement. AstraZeneca will fund all development costs associated with MEDI0457 immunotherapy. The Company is entitled to receive up to mid-single to double-digit tiered royalties on MEDI0457 product sales. Under the agreement, AstraZeneca can also request the Company to provide certain clinical manufacturing at an agreed upon price. The Company determined these options did not represent material rights at the inception of the agreement.
Within the broader collaboration, AstraZeneca had rights to co-develop up to two additional DNA-based cancer vaccine product candidates not included in the Company's current product pipeline. The Company has received notice that AstraZeneca intends to discontinue activities with respect to the research collaboration programs, other than MEDI0457, that were covered by the collaboration agreement.
As of December 31, 2017, the Company had recognized all of the $27.5 million upfront payment as revenue, as all identified material performance obligations had been met with respect to that payment. During the three and six months ended June 30, 2019, the Company recognized revenues of $62,000 and $2.8 million, respectively, from AstraZeneca primarily from a milestone achieved in the first quarter of 2019 triggered by the initiation of a Phase 2 portion of an ongoing clinical trial in the third major indication, as well as for manufacturing services. During the three and six months ended June 30, 2018, the Company recognized revenues of $1.4 million and $2.7 million, respectively, from AstraZeneca primarily for manufacturing services. As of June 30, 2019, the Company had deferred revenue and accounts receivable of $156,000 and $78,000, respectively, related to AstraZeneca. The deferred revenue relates to advanced payments made by the Company to a third-party biologics manufacturer for which AstraZeneca is obligated to reimburse the Company.
Coalition for Epidemic Preparedness Innovations
On April 11, 2018, the Company entered into agreements with CEPI, pursuant to which the Company intends to develop vaccine candidates against Lassa fever and MERS. The goal of the collaboration between the Company and CEPI is to conduct research and development so that investigational stockpiles will be ready for clinical efficacy trial testing during potential disease outbreaks. The agreements with CEPI contemplate preclinical studies, as well as Phase 1 and Phase 2 clinical trials, occurring over multiple years. As part of the arrangement between the parties, CEPI has agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by the Company and collaborators, with funding from CEPI based on the achievement of identified milestones. During the three and six months ended June 30, 2019, the Company received funding of $1.5 million and $3.2 million, respectively, related to the CEPI grant and recorded it as contra-research and development expense. During the three and six months ended June 30, 2018, the Company received funding of $834,000 related to the CEPI grant and recorded it as contra-research and development expense. As of June 30, 2019, the Company had $2.3 million recorded as deferred grant funding on the condensed consolidated balance sheet related to the CEPI grant.

16. Income Taxes
The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The income tax benefit recorded during the six months ended June 30, 2019 is principally due to a requirement under ASC 740, Accounting for Income Taxes, that a company must consider all sources of income in order to determine the tax benefit resulting from a loss from continuing operations.  As a result of the requirement under ASC 740-20-45-7, the pretax income which the Company generated from other comprehensive income (loss) was a source of income which resulted in the partial realization of the current year loss from continuing operations.  During the six months ended June 30, 2019 the Company has recorded a tax benefit of approximately $170,000 and an offsetting $335,000 charge included in other comprehensive income (loss).

17. Geneos Therapeutics, Inc.
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

18. Subsequent Events
On July 16, 2019, the Company announced a strategic organizational restructuring to focus on the commercial development of its late-stage HPV assets and reallocate capital to develop fast-to-market product candidates. In order to reduce operating expenses and conserve cash resources, the Company also announced a reduction of approximately 28% of its workforce and the discontinuation of its immuno-oncology Phase 1/2 study of INO-5401 in advanced bladder cancer. On July 12, 2019, the Company’s Board of Directors approved these actions, which were effective immediately. As a result, the Company expects to incur a personnel-related restructuring charge of approximately $2.3 million in connection with one-

time employee termination costs, including severance and other benefits, which is expected to be incurred primarily in the third quarter of 2019.
On August 1, 2019, the Company closed a private placement of 1.0% convertible bonds due 2024 with an aggregate principal amount of 18 billion Korean Won (KRW) (approximately USD $15.0 million based on the exchange rate on the date of issuance) issued to institutional investors led by Korea Investment Partners (KIP), a global venture capital and private equity firm based in Seoul, Korea. The Company also announced its intent to pursue a listing of its securities on the KOSDAQ Market of the Korea Exchange (KOSDAQ) in the form of Korean Depositary Receipts (KDRs) representing shares of common stock.
The bonds, which are unsecured obligations of the Company, were issued on August 1, 2019 and will accrue interest at a coupon rate of 1.00% per annum, payable quarterly. The bonds will mature on July 31, 2024, unless earlier converted or repurchased. The outstanding bonds will be repaid at maturity at a price equal to the principal of the outstanding bonds to be repaid plus a premium on such bonds to provide an internal rate of return with respect to such bonds of 6.00%. Commencing on August 1, 2020, the bonds will be convertible until the date that is one month prior to maturity date. Upon conversion, the Company will deliver KDRs, if the Company has any such securities listed on the KOSDAQ at that time, or otherwise shares of common stock, if KDRs are not listed on KOSDAQ at that time or the converting holder requests delivery of shares of common stock. The initial conversion rate will be 211.0595 shares per KRW1,000,000 principal amount of bonds (equivalent to an initial conversion price of approximately USD $4.00 per share based on the exchange rate as of July 30, 2019), subject to adjustment upon the occurrence of specified events. The conversion rate is subject to reset on January 2, 2020 and on each three month anniversary thereafter until the maturity date to the then current market price if the current market price is lower than the conversion price then in effect; provided that the conversion rate will not exceed 351.7658 shares per KRW1,000,000 (equivalent to a conversion price of approximately USD $2.40 per share based on the exchange rates as of July 30, 2019).
The bonds will be subject to repurchase by the Company at the option of the bondholders from and including July 31, 2022 up to the date that is one month prior to the maturity date at a repurchase price equal to the principal of the bonds to be repurchased plus a premium on the bonds in order to provide an internal rate of return with respect to the bonds of 6.00%. In addition, upon the occurrence of a fundamental change (as defined in the bonds), the Company will be required to offer to repurchase the bonds at a repurchase price equal to the principal amount thereof plus accrued and unpaid interest thereon to but excluding the applicable repurchase date.
From July 1 through July 16, 2019, the Company sold 382,800 shares of common stock under its Sales Agreement for net proceeds of $1.1 million. The sales were made at a weighted average price of $3.01 per share.

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

General
We are an innovative clinical stage biotechnology company focused on the discovery, development, and commercialization of our synthetic DNA technology targeted against cancers and infectious diseases. Our DNA-based immunotherapies and vaccines, in combination with our proprietary, efficacy-enabling delivery devices, are intended to generate robust immune responses, in particular functional CD8+ killer T cells and antibodies, to fight targeted diseases.
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
We or our collaborators are currently conducting or planning clinical studies of our proprietary SynCon® immunotherapies for HPV-caused pre-cancers, including cervical, vulvar, and anal dysplasia; HPV-caused cancers, including head & neck, cervical, anal, penile, vulvar, and vaginal; other HPV-caused disorders, such as recurrent respiratory papillomatosis, or RRP; glioblastoma multiforme, or GBM; prostate cancer; hepatitis B virus; hepatitis C virus; HIV; Ebola; Middle East Respiratory Syndrome, or MERS; Lassa fever; and Zika virus. We also recently announced our intention to accelerate the clinical development of our DNA-encoded bi-specific T cell engagers, or dBTE, technology and build on recent advances observed with our DNA-encoded monoclonal antibody, or dMAb, technology.
Our corporate strategy is to advance, protect and exploit our differentiated immunotherapy platform. Through the use of our unique capabilities on both design and development, we continue to progress and validate an array of HPV related diseases, as well as cancer and infectious disease immunotherapy and vaccine products. We aim to advance products through to commercialization and continue to leverage third-party resources through collaborations and partnerships, including product license agreements. Our partners and collaborators include AstraZeneca, Regeneron Pharmaceuticals, Inc., F. Hoffmann-La Roche AG/Genentech, Inc., ApolloBio Corporation, GeneOne Life Science Inc. (GeneOne), The Bill and Melinda Gates Foundation, The Parker Institute for Cancer Immunotherapy (PICI), Coalition for Epidemic Preparedness Innovations (CEPI), Defense Advanced Research Projects Agency (DARPA), National Institutes of Health (NIH), HIV Vaccines Trial Network (HVTN), National Cancer Institute (NCI), Walter Reed Army Institute of Research, Medical CBRN Defense Consortium (MCDC),The Wistar Institute and the University of Pennsylvania.
In February 2019, we completed a spin-out of our previously wholly-owned subsidiary Geneos Therapeutics, Inc., or Geneos. In connection with the spin-out, Geneos completed the initial closing of a preferred stock financing with outside investors. We invested $1.2 million in the preferred stock financing, which was led by an outside investor. The terms of the stock purchase agreement include commitments for additional investments by us of $800,000 and by the other investors upon the occurrence of a specified regulatory event, as well as an option for us to purchase $800,000 of additional preferred stock of Geneos upon the achievement of a specified milestone. Following the initial closing of the financing transaction, we continue to hold a majority of the outstanding equity, on an as-converted to common stock basis, of Geneos. Our ownership percentage of Geneos would decrease in the event of additional purchases of preferred stock of Geneos by the other investors under the terms of the stock purchase agreement.
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
Recent Developments
Sale of Convertible Bonds
On August 1, 2019, we closed a private placement of 1.0% convertible bonds due 2024 with an aggregate principal amount of 18 billion Korean Won (KRW) (approximately USD $15.0 million based on the exchange rate on the date of issuance) issued to institutional investors led by Korea Investment Partners (KIP), a global venture capital and private equity firm based in Seoul, Korea. We also announced our intent to pursue a listing of our securities on the KOSDAQ Market of the Korea Exchange (KOSDAQ) in the form of Korean Depositary Receipts (KDRs) representing shares of common stock.
The bonds, which are our unsecured obligations, were issued on August 1, 2019 and will accrue interest at a coupon rate of 1.00% per annum, payable quarterly. The bonds will mature on July 31, 2024, unless earlier converted or repurchased. The outstanding bonds will be repaid at maturity at a price equal to the principal of the outstanding bonds to be repaid plus a premium on such bonds to provide an internal rate of return with respect to such bonds of 6.00%. Commencing on August 1, 2020, the bonds will be convertible until the date that is one month prior to maturity date. Upon conversion, we will deliver KDRs, if any such securities are listed on the KOSDAQ at that time, or otherwise shares of common stock, if KDRs are not listed on KOSDAQ at that time or the converting holder requests delivery of shares of common stock. The initial conversion rate will be 211.0595 shares per KRW1,000,000 principal amount of bonds (equivalent to an initial conversion price of approximately USD $4.00 per share based on the exchange rate as of July 30, 2019), subject to adjustment upon the occurrence of specified events. The conversion rate is subject to reset on January 2, 2020 and on each three month anniversary thereafter until the maturity date to the then current market price if the current market price is lower than the conversion price then in effect; provided that the conversion rate will not exceed 351.7658 shares per KRW1,000,000 (equivalent to a conversion price of approximately USD $2.40 per share based on the exchange rates as of July 30, 2019).
The bonds will be subject to repurchase by us at the option of the bondholders from and including July 31, 2022 up to the date that is one month prior to the maturity date at a repurchase price equal to the principal of the bonds to be repurchased plus a premium on the bonds in order to provide an internal rate of return with respect to the bonds of 6.00%. In addition, upon the occurrence of a fundamental change (as defined in the bonds), we will be required to offer to repurchase the bonds at a repurchase price equal to the principal amount thereof plus accrued and unpaid interest thereon to but excluding the applicable repurchase date.

Planned Cost Reductions
In July 2019, we announced a strategic organizational restructuring. In order to reduce operating expenses and conserve cash resources, we also announced a reduction of approximately 28% of our workforce and the discontinuation of our immuno-oncology Phase 1/2 clinical trial of our product candidate INO-5401 in patients with advanced bladder cancer. We expect to incur a personnel-related restructuring charge of approximately $2.3 million in connection with one-time employee termination costs, including severance and other benefits, which is expected to be incurred primarily in the third quarter of 2019.
Phase 2 Prostate Cancer Combination Trial in Collaboration with PICI
In January 2018, we announced that we and PICI had entered into a clinical collaboration agreement that provides for us and PICI to undertake clinical evaluation of novel combination regimens within the field of immuno-oncology. In July 2019, we announced that, as part of this collaboration, our cancer immunotherapy product candidate, INO-5151, will be combined with an immune modulator, CDX-301, and a PD-1 checkpoint inhibitor, nivolumab, in an open-label, non-randomized, exploratory Phase 2 clinical trial evaluating the safety and efficacy of the combination as a potential treatment for metastatic castration resistant prostate cancer. INO-5151 is a combined formulation of our product candidates INO-5150, with SynCon® antigens encoding for PSA and PSMA, and INO-9012 (DNA vector expressing interleukin 12). Our immunotherapy is one arm of a broader, multi-arm, multi-stage trial being conducted and funded by PICI. We would provide financial contributions if our product candidate reaches the initiation of a Phase 3 clinical trial.

Critical Accounting Policies
There have been no significant changes to our critical accounting policies since December 31, 2018, other than our adoption of ASU No. 2016-02, Leases and ASU 2018-07, Compensation—Stock Compensation, as of January 1, 2019. For a description of newly adopted critical accounting policies, see Note 3 to our Condensed Consolidated Financial Statements included in this Quarterly Report. For a description of our other critical accounting policies that affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report and Note 2 to our audited Consolidated Financial Statements contained in our 2018 Annual Report.

Adoption of Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 4 to the Condensed Consolidated Financial Statements, included in this Quarterly Report.

Results of Operations
Revenue. We had total revenue of $136,000 and $3.0 million for the three and six months ended June 30, 2019, respectively, as compared to $24.4 million and $26.0 million for the three and six months ended June 30, 2018, respectively. Revenue primarily consisted of revenues under collaborative research and development arrangements, including arrangements with affiliated entities, for each of the three and six months ended June 30, 2019 and 2018. The year over year decreases were primarily due to the recognition of a one-time up-front payment of $23.0 million from our collaborator ApolloBio during the second quarter of 2018.
Research and development expenses. Research and development expenses for the three and six months ended June 30, 2019 were $22.5 million and $46.9 million, respectively, as compared to $22.5 million and $47.0 million for the three and six months ended June 30, 2018, respectively. Total research and development expenses were consistent between the three months ended June 30, 2018 and 2019; however, fluctuations included a decrease in employee compensation expense of $1.8 million and a decrease in research and development pre-clinical expenses of $736,000, offset by an increase in employee and consultant stock-based compensation of $1.0 million, an increase in clinical trial related expenses of $836,000 and an increase in allocated expenses, including facilities, information technology (IT) and depreciation expense of $362,000, among other variances. Fluctuations between the six months ended June 30, 2018 and 2019 included a $2.4 million increase in contra-research and development expense recorded from grant agreements, as well as no sub-license fee expense in 2019 as compared to $1.9 million recorded in 2018 related to the ApolloBio collaboration and lower employee compensation expense of $804,000, offset by an increase in clinical trial related expenses of $3.0 million, higher stock-based compensation expense of $951,000 and an increase in allocated expenses of $819,000, among other variances.
Contributions received from current grant agreements and recorded as contra-research and development expense were $2.6 million and $6.5 million for the three and six months ended June 30, 2019, respectively, as compared to $1.9 million and $4.1 million for the three and six months ended June 30, 2018, respectively. The increase for the three-month period year over year was primarily due to an increase of $698,000 earned from the Bill & Melinda Gates Foundation grant related to our dMAb technology and an increase of $635,000 under our CEPI grant, which increase was offset in part by a decrease of $496,000 under our DARPA Ebola grant, among other variances. The increase for the six-month period year over year was primarily due to an increase of $2.3 million earned from the CEPI grant and an increase of $1.8 million from the Bill & Melinda Gates Foundation grant, offset in part by decreases of $1.2 million and $776,000 from the Wistar sub-grant related to Zika and the DARPA Ebola grant, respectively, among other variances.
General and administrative expenses. General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, were $5.9 million and $12.8 million for the three and six months ended June 30, 2019, respectively, as compared to $7.2 million and $16.9 million for the three and six months ended June 30, 2018, respectively. The decrease for the three-month period year over year was primarily related to lower employee compensation expense of $618,000 and lower depreciation expense of $449,000, among other variances. The decrease for the six-month period year over year was primarily related to the $1.4 million of foreign non-income taxes withheld from the ApolloBio upfront payment we received in the first quarter of 2018 and the associated advisory fees of $960,000. The decrease was also the result of lower depreciation expense of $833,000 and lower expenses related to employee compensation, recruitment and contract labor of $252,000, $230,000 and $227,000, respectively, among other variances.
Stock-based compensation. Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense for the three and six months ended June 30, 2019 was $3.1 million and $6.3 million, respectively. Of these amounts, $2.3 million and $4.2 million, respectively, was included in research and development expenses, and $877,000 and $2.1 million, respectively, was included in general and administrative expenses. Total employee and director stock-based compensation expense for the three and six months ended June 30, 2018 was $2.4 million and $5.8 million, respectively. Of these amounts, $1.4 million and $3.5 million, respectively, was included in research and development expenses, and $1.0 million and $2.3 million, respectively, was included in general and administrative expenses. The year over year increases were primarily due to an option modification expense recorded in the second quarter of 2019, offset in part by a lower weighted average grant date fair value for the awards granted in 2019.
Interest income. Interest income for the three and six months ended June 30, 2019 was $755,000 and $1.4 million, respectively, as compared to $519,000 and $1.1 million, respectively, for the three and six months ended June 30, 2018. The increases were related to the interest earned on our short-term investments.
Interest expense. Interest expense for the three and six months ended June 30, 2019 was $2.2 million and $2.9 million, respectively, compared to $0 in prior year periods. The interest expense relates to our 6.5% convertible senior notes due 2024, or the Notes, which were issued during the first quarter of 2019.
Change in fair value of common stock warrants. The change in fair value of common stock warrants for the three and six months ended June 30, 2018 was $260,000 and $132,000, respectively. The warrants were exercised during the quarter ended September 30, 2018, eliminating the associated fair value re-measurement in subsequent periods.
Gain (loss) on investment in affiliated entities. The gain (loss) results from the change in the fair market value of the investments in GeneOne and PLS for a loss of $(173,000) and $(923,000), respectively, for the three and six months ended June 30, 2019 as compared to a loss of $(2.1) million and a gain of $288,000, respectively, for the three and six months ended June 30, 2018. We record our investments in GeneOne and PLS at their market values based on the closing prices of those securities on the applicable stock exchange at each balance sheet date, with changes in fair value reflected in the condensed consolidated statements of operations.
Income tax benefit/(Provision for income taxes). The income tax benefit of $107,000 and $170,000 recorded for the three and six months ended June 30, 2019, respectively, reflected our application of the intraperiod tax allocation rules under which we are required to record a tax benefit in continuing operations to offset the tax provision we recorded directly to other comprehensive income (loss) related to unrealized gains on our short-term investments. The provision for income taxes of $2.2 million for the six months ended June 30, 2018 was related to foreign income taxes on the upfront payment received from ApolloBio in March 2018.

Liquidity and Capital Resources
Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities and grants and government contracts.

Working Capital and Liquidity
As of June 30, 2019, we had cash and short-term investments of $106.0 million and working capital of $86.4 million, as compared to $81.2 million and $52.5 million, respectively, as of December 31, 2018. The increase in cash and short-term investments during the six months ended June 30, 2019 was primarily due to the net proceeds of $75.7 million received from the issuance of our Notes, offset by expenditures related to our research and development activities, clinical trials and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.
In August 2019, we received an additional $15.0 million in net proceeds from the sale of 1.0% convertible bonds due 2024 to institutional investors led by KIP.

Cash Flows
Net cash used in operating activities was $56.4 million and $31.6 million for the six months ended June 30, 2019 and 2018, respectively. Net cash used in operating activities for the six months ended June 30, 2019 consisted of net loss of $58.9 million, less changes in net operating assets and liabilities of $10.5 million partially offset by net non-cash adjustments of $12.9 million. The primary non-cash expenses added back to net loss included stock-based compensation of $6.8 million, interest expense of $2.9 million and depreciation and amortization of $2.4 million.
Net cash used in operating activities for the six months ended June 30, 2018 consisted of net loss of $39.0 million, less changes in net operating assets and liabilities of $1.4 million, partially offset by net non-cash adjustments of $8.7 million. The primary non-cash expenses added back to net loss included stock-based compensation of $6.2 million and depreciation and amortization of $2.6 million.
Net cash (used in) provided by investing activities was $(27.7) million and $20.8 million for the six months ended June 30, 2019 and 2018, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Net cash provided by financing activities was $80.2 million and $2.1 million for the six months ended June 30, 2019 and 2018, respectively. The variance was primarily due to the net proceeds received from our issuance of the Notes as well as the acquisition of a non-controlling interest in Geneos, both of which occurred in 2019.
In the first quarter of 2019, we completed a private placement of $78.5 million aggregate principal amount of Notes, sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds from the offering were approximately $75.7 million, after deducting the initial purchasers' discount and offering expenses payable by us. See Note 9 to the Condensed Consolidated Financial Statements included in this Quarterly Report for further discussion.
In May 2018, we entered into an At-the-Market Equity Offering Sales Agreement, or the Sales Agreement, with an outside placement agent, or the Placement Agent, to sell shares of our common stock with aggregate gross proceeds of up to $100.0 million, from time to time, through an “at-the-market” equity offering program under which the Placement Agent will act as sales agent. During the six months ended June 30, 2019, we sold 659,800 shares of common stock under the Sales Agreement for aggregate net proceeds of $2.3 million.
As of June 30, 2019, we had an accumulated deficit of $679.0 million. We expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that our current cash and short-term investments are sufficient to meet planned working capital requirements for at least the next twelve months from the date this Quarterly Report is filed.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets, and the recent fluctuations in interest rates and availability of funding in the credit markets primarily impact the performance of our investments. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments at June 30, 2019, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.
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
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the six months ended June 30, 2019 were made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the valuation of our equity investments in GeneOne and PLS which are denominated in South Korean Won and then translated into United States dollars. We do not have any foreign currency hedging instruments in place.
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
Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2019 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced significant operating losses to date; as of June 30, 2019, our accumulated deficit was approximately $679.0 million. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.
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
We recently sold $78.5 million aggregate principal amount of 6.50% convertible senior notes due 2024, or the Notes, as well as $15.0 million aggregate principal amount of 1.0% convertible bonds due 2024, or the Korean Bonds. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;

•	limiting our flexibility to plan for, or react to, changes in our business;

•	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes and the Korean Bonds; and

•	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under the Notes and the Korean Bonds and any additional indebtedness that we may incur. In addition, our cash needs may increase in the future. In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
The conditional conversion features of the Notes, if triggered, may adversely affect our financial condition, operating results, or liquidity.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes into shares of our common stock at any time during specified periods at their option. If one or more of the holders of the Notes elects to convert their Notes, unless we satisfy our conversion obligation by delivering only shares of our common stock, we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. The conditional convertibility of the Notes will be monitored at each quarterly reporting date and analyzed dependent upon market prices of our common stock during the prescribed measurement periods.
Conversion of the Notes and/or the Korean Bonds will dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes or Korean Bonds, or may otherwise depress the price of our common stock.
The conversion of some or all of the Notes and/or Korean Bonds will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. The Notes may become in the future convertible at the option of the holders of the Notes prior to November 1, 2023 under certain circumstances as provided in the indenture governing the Notes. The Korean Bonds may become in the future convertible at the option of the holders of the Korean Bonds starting August 1, 2020 until the date that is one month prior to maturity date of the Korean Bonds. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash, to repurchase the Notes or the Korean Bonds upon a fundamental change or to repurchase the Korean Bonds from and including July 31, 2022 up to the date falling one month prior to the maturity date of the Korean Bonds, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
Subject to certain conditions, holders of the Notes or the Korean Bonds may require us to repurchase for cash all or a portion of their Notes or Korean Bonds, respectively, upon the occurrence of a fundamental change (as defined in the indenture governing the Notes or the Korean Bonds, respectively) at a repurchase price equal to 100% of the principal amount of the

Notes or Korean Bonds, as applicable, to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, if a make-whole fundamental change (as defined in the indenture for the Notes) occurs prior to the maturity date of the Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. The Korean Bonds will be subject to repurchase by us at the option of the holders thereof from and including July 31, 2022 up to the date falling one month prior to the maturity date at a repurchase price equal to the principal of the Korean Bonds to be repurchased plus a premium on such Korean Bonds in order to provide an internal rate of return with respect to such Korean Bonds of 6.00%. Upon a conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes or Korean Bonds surrendered for repurchase or pay cash with respect to Notes being converted.
In addition, our ability to repurchase or to pay cash upon conversion of the Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes or to pay cash upon conversion of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under our Korean Bonds or agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or the Korean Bonds or to pay cash upon conversion of the Notes.
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
Conducting the costly and time-consuming research, pre-clinical and clinical testing necessary to obtain regulatory approvals and bring our product candidates and delivery technology to market will require a commitment of substantial funds in excess of our current capital. Our future capital requirements will depend on many factors, including, among others:

•	the progress of our current and new product development programs;

•	the progress, scope and results of our pre-clinical and clinical testing;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of manufacturing our products and product candidates;

•	the cost of prosecuting, enforcing and defending against patent infringement claims and other intellectual property rights;

•	debt service obligations on the Notes and Korean Bonds;

•	competing technological and market developments; and

•	our ability and costs to establish and maintain collaborative and other arrangements with third parties to assist in potentially bringing our products to market.
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
We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our electroporation equipment, product candidates or future development programs;

•	expenses related to corporate transactions, including ones not fully completed;

•	addition or termination of clinical trials or funding support;

•	any intellectual property infringement lawsuit in which we may become involved;

•	any legal claims that may be asserted against us or any of our officers;

•	regulatory developments affecting our electroporation equipment and product candidates or those of our competitors;

•	debt service obligations on the Notes and Korean Bonds;

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements; and

•	if any of our products receives regulatory approval, the levels of underlying demand for our products.
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
We rely to a large extent upon sophisticated information technology systems to operate our businesses, some of which are managed, hosted provided and/or used for third-parties or their vendors. We collect, store and transmit large amounts of confidential information, and we deploy and operate an array of technical and procedural controls to maintain the confidentiality and integrity of such confidential information. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-

party providers' systems, portable media or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us.
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

Inovio Pharmaceuticals, Inc.

Date:	August 8, 2019	By	/s/ J. JOSEPH KIM
J. Joseph Kim President, Chief Executive Officer and Director (On Behalf of the Registrant)

Date:	August 8, 2019	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)