Form 10-Q
period 2019-09-30
INOVIO PHARMACEUTICALS, INC.
filed 2019-11-12
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 100,010,328 as of November 7, 2019.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended September 30, 2019

Part I. Financial Information
Item 1.    Financial Statements

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,853,236	$23,693,633
Short-term investments	77,945,753	57,538,852
Accounts receivable	776,295	3,316,361
Accounts receivable from affiliated entities	978,544	738,583
Prepaid expenses and other current assets	1,677,602	1,406,590
Prepaid expenses and other current assets from affiliated entities	1,581,111	1,120,805
Total current assets	98,812,541	87,814,824
Fixed assets, net	13,516,389	15,949,014
Investment in affiliated entity - GeneOne	5,707,256	6,381,926
Investment in affiliated entity - PLS	2,289,501	3,023,987
Intangible assets, net	3,960,457	4,760,145
Goodwill	10,513,371	10,513,371
Operating lease right-of-use assets	14,002,860	—
Other assets	2,731,055	2,669,998
Total assets	$151,533,430	$131,113,265
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,783,964	$23,134,733
Accounts payable and accrued expenses due to affiliated entities	462,596	977,792
Accrued clinical trial expenses	4,500,898	5,671,764
Deferred revenue	106,111	223,577
Deferred revenue from affiliated entities	64,825	33,575
Deferred rent	—	1,065,387
Operating lease liability	2,011,008	—
Deferred grant funding	1,896,526	4,165,848
Deferred grant funding from affiliated entities	720,925	27,083
Total current liabilities	19,546,853	35,299,759
Deferred revenue, net of current portion	124,105	150,793
Convertible senior notes	62,119,671	—
Convertible bonds	7,954,851	—
Derivative liability	4,503,918	—
Deferred rent, net of current portion	—	8,518,207
Operating lease liability, net of current portion	20,953,308	—
Deferred tax liabilities	26,649	24,766
Deferred grant funding from affiliated entities	135,000	—
Other liabilities	50,343	87,333
Total liabilities	115,414,698	44,080,858
Stockholders’ equity:
Preferred stock	—	—
Common stock	99,046	97,226
Additional paid-in capital	735,017,743	707,794,215
Accumulated deficit	(702,123,617)	(620,426,436)
Accumulated other comprehensive income (loss)	700,398	(528,867)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	33,693,570	86,936,138
Non-controlling interest	2,425,162	96,269
Total stockholders’ equity	36,118,732	87,032,407
Total liabilities and stockholders’ equity	$151,533,430	$131,113,265

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Revenue under collaborative research and development arrangements	$617,427	$1,813,287	$3,452,422	$27,488,185
Revenue under collaborative research and development arrangements with affiliated entities	53,014	184,990	179,984	393,317
Miscellaneous revenue	196,422	2,591	200,036	97,771
Total revenues	866,863	2,000,868	3,832,442	27,979,273
Operating expenses:
Research and development	19,137,209	21,851,858	66,013,364	68,892,229
General and administrative	5,681,441	6,791,693	18,506,570	23,679,018
Total operating expenses	24,818,650	28,643,551	84,519,934	92,571,247
Loss from operations	(23,951,787)	(26,642,683)	(80,687,492)	(64,591,974)
Other income (expense):
Interest income	637,438	565,039	2,018,302	1,648,987
Interest expense	(2,428,671)	—	(5,279,702)	—
Change in fair value of common stock warrants	—	228,665	—	360,795
Change in fair value of derivative liability	2,551,453	—	2,551,453	—
Gain (loss) on investment in affiliated entities	(485,841)	1,017,359	(1,409,156)	1,305,174
Other income (expense), net	140,956	(184,052)	232,629	(558,796)
Net loss before income tax benefit/(provision for income tax)	(23,536,452)	(25,015,672)	(82,573,966)	(61,835,814)
Income tax benefit/(provision for income taxes)	—	—	169,571	(2,169,811)
Net loss	(23,536,452)	(25,015,672)	(82,404,395)	(64,005,625)
Net loss attributable to non-controlling interest	445,759	—	707,214	—
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(23,090,693)	$(25,015,672)	$(81,697,181)	$(64,005,625)
Net loss per share attributable to Inovio Pharmaceuticals, Inc. stockholders
Basic	$(0.23)	$(0.27)	$(0.83)	$(0.70)
Diluted	$(0.25)	$(0.27)	$(0.83)	$(0.70)
Weighted average number of common shares outstanding
Basic	99,007,985	92,423,122	98,204,375	91,350,117
Diluted	102,807,056	92,423,122	98,204,375	91,350,117

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(23,536,452)	$(25,015,672)	$(82,404,395)	$(64,005,625)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	(31,457)	316,626	1,229,265	66,611
Comprehensive loss	(23,567,909)	(24,699,046)	(81,175,130)	(63,939,014)
Comprehensive loss attributable to non-controlling interest	445,759	—	707,214	—
Comprehensive loss attributable to Inovio Pharmaceuticals, Inc.	$(23,122,150)	$(24,699,046)	$(80,467,916)	$(63,939,014)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three and Nine Months Ended September 30, 2019
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total stockholders’ equity
Balance at December 31, 2018	23	$—	97,225,810	$97,226	$707,794,215	$(620,426,436)	$(528,867)	$96,269	$87,032,407
Issuance of common stock for cash	—	—	183,200	183	907,147	—	—	—	907,330
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	525,000	525	(719,922)	—	—	—	(719,397)
Equity component of issuance of convertible notes	—	—	—	—	15,752,698	—	—	—	15,752,698
Stock-based compensation	—	—	—	—	3,432,796	—	—	—	3,432,796
Acquisition of non-controlling interest in Geneos	—	—	—	—	—	—	—	3,030,107	3,030,107
Net loss attributable to common stockholders	—	—	—	—	—	(29,219,262)	—	(69,605)	(29,288,867)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	819,177	—	819,177
Balance at March 31, 2019	23	$—	97,934,010	$97,934	$727,166,934	$(649,645,698)	$290,310	$3,056,771	$80,966,251
Issuance of common stock for cash	—	—	476,600	476	1,388,510	—	—	—	1,388,986
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	173,761	174	(81,433)	—	—	—	(81,259)
Stock-based compensation	—	—	—	—	3,345,378	—	—	9,817	3,355,195
Cost of acquisition of non-controlling interest in Geneos	—	—	—	—	—	—	—	(13,569)	(13,569)
Net loss attributable to common stockholders	—	—	—	—	—	(29,387,226)	—	(191,850)	(29,579,076)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	441,545	—	441,545
Balance at June 30, 2019	23	$—	98,584,371	$98,584	$731,819,389	$(679,032,924)	$731,855	$2,861,169	$56,478,073
Issuance of common stock for cash	—	—	382,800	383	1,128,366	—	—	—	1,128,749
Vesting of RSUs	—	—	78,987	79	(79)	—	—	—	—
Stock-based compensation	—	—	—	—	2,070,067	—	—	9,752	2,079,819
Net loss attributable to common stockholders	—	—	—	—	—	(23,090,693)	—	(445,759)	(23,536,452)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(31,457)	—	(31,457)
Balance at September 30, 2019	23	—	99,046,158	$99,046	$735,017,743	$(702,123,617)	$700,398	$2,425,162	$36,118,732

	Three and Nine Months Ended September 30, 2018
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total stockholders’ equity
Balance at December 31, 2017	23	$—	90,357,644	$90,358	$665,775,504	$(523,356,317)	$(117,005)	$96,269	$142,488,809
Cumulative effect of accounting change	—	—	—	—	—	231,366	(231,366)	—	—
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	347,287	347	(506,750)	—	—	—	(506,403)
Stock-based compensation	—	—	—	—	3,575,750	—	—	—	3,575,750
Net loss attributable to common stockholders	—	—	—	—	—	(32,350,828)	—	—	(32,350,828)
Unrealized loss on short-term investments	—	—	—	—	—	—	(112,765)	—	(112,765)
Balance at March 31, 2018	23	$—	90,704,931	$90,705	$668,844,504	$(555,475,779)	$(461,136)	$96,269	$113,094,563
Issuance of common stock for cash	—	—	407,429	407	1,972,994	—	—	—	1,973,401
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	362,035	362	610,699	—	—	—	611,061
Stock-based compensation	—	—	—	—	2,589,170	—	—	—	2,589,170
Net loss attributable to common stockholders	—	—	—	—	—	(6,639,125)	—	—	(6,639,125)
Unrealized loss on short-term investments	—	—	—	—	—	—	(137,250)	—	(137,250)
Balance at June 30, 2018	23	$—	91,474,395	$91,474	$674,017,367	$(562,114,904)	$(598,386)	$96,269	$111,491,820
Issuance of common stock for cash	—	—	2,560,051	2,560	12,947,302	—	—	—	12,949,862
Exercise of stock options and warrants for cash and vesting of RSUs, net of tax payments	—	—	437,943	438	1,614,709	—	—	—	1,615,147
Stock-based compensation	—	—	—	—	2,351,391	—	—	—	2,351,391
Net loss attributable to common stockholders	—	—	—	—	—	(25,015,672)	—	—	(25,015,672)
Unrealized gain on short-term investments	—	—	—	—	—	—	316,626	—	316,626
Balance at September 30, 2018	23	$—	94,472,389	$94,472	$690,930,769	$(587,130,576)	$(281,760)	$96,269	$103,709,174

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(82,404,395)	$(64,005,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,746,463	2,768,096
Amortization of intangible assets	799,688	983,021
Change in fair value of common stock warrants	—	(360,795)
Change in fair value of derivative liability	(2,551,453)	—
Stock-based compensation	8,867,810	8,516,349
Non-cash interest expense	2,587,619	—
Amortization of premiums on investments	1,962	71,707
Loss (gain) on short-term investments	(238,083)	557,875
Loss (gain) on equity investment in affiliated entities	1,409,156	(1,305,174)
Tax benefit from other unrealized gains on short-term investments	(335,228)	—
Effect of foreign exchange rates on cash and cash equivalents	183,756	—
Changes in operating assets and liabilities:
Accounts receivable	2,540,066	3,171,498
Accounts receivable from affiliated entities	(239,961)	(1,081,016)
Prepaid expenses and other current assets	(271,012)	999,047
Prepaid expenses and other current assets from affiliated entities	(460,306)	(261,187)
Other assets	(61,057)	13,695
Accounts payable and accrued expenses	(12,791,123)	(4,888,115)
Accrued clinical trial expenses	(1,170,866)	(1,258,837)
Accounts payable and accrued expenses due to affiliated entities	(515,196)	(236,023)
Deferred revenue	(144,154)	(1,006,745)
Deferred revenue from affiliated entities	31,250	(105,685)
Operating lease right-of-use assets and liabilities, net	(622,138)	(277,892)
Deferred grant funding	(2,269,322)	1,297,416
Deferred grant funding from affiliated entities	828,842	39,583
Other liabilities	(35,107)	99,669
Net cash used in operating activities	(84,112,789)	(56,269,138)
Cash flows from investing activities:
Purchases of investments	(86,950,301)	(47,869,250)
Maturities of investments	68,344,014	84,848,556
Purchases of capital assets	(873,484)	(1,741,955)
Net cash (used in) provided by investing activities	(19,479,771)	35,237,351
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes and convertible bonds	93,425,973	—
Costs related to issuance of convertible senior notes and convertible bonds	(3,314,757)	—
Proceeds from issuance of common stock, net of issuance costs	3,425,065	14,923,263
Taxes paid related to net share settlement of equity awards, net of proceeds from stock option exercises	(800,656)	1,719,767
Acquisition of non-controlling interest	3,016,538	—
Net cash provided by financing activities	95,752,163	16,643,030
Decrease in cash and cash equivalents	(7,840,397)	(4,388,757)
Cash and cash equivalents, beginning of period	23,693,633	23,786,579
Cash and cash equivalents, end of period	$15,853,236	$19,397,822

Supplemental disclosures:
Amounts accrued for purchases of property and equipment	$—	$188,253
Interest paid	$2,692,083	$—
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
Inovio’s synthetic products are based on its SynCon® immunotherapy design. The Company and its collaborators are currently conducting or planning clinical programs of its proprietary SynCon® immunotherapies for HPV-caused pre-cancers, including cervical, vulvar and anal dysplasia; HPV-caused cancers, including head & neck, cervical, anal, penile, vulvar, and vaginal; other HPV-caused disorders, such as recurrent respiratory papillomatosis ("RRP"); glioblastoma multiforme ("GBM"); prostate cancer; hepatitis B virus; hepatitis C virus; HIV; Ebola; Middle East Respiratory Syndrome, or MERS; Lassa fever; and Zika virus. The Company also recently announced its intention to accelerate the clinical development of its dBTE (DNA-encoded bi-specific T cell engagers) technology and build on recent advances of its dMAb™ (DNA-encoded monoclonal antibody) technology.
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

2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2019 and 2018 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented. The results of operations for the three and nine months ended September 30, 2019 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2019. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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
Inovio incurred a net loss attributable to common stockholders of $23.1 million and $81.7 million for the three and nine months ended September 30, 2019, respectively. Inovio had working capital of $79.3 million and an accumulated deficit of $702.1 million as of September 30, 2019. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates. The Company’s cash, cash equivalents and short-term investments of $93.8 million and long-term investments of $8.0 million as of September 30, 2019, are sufficient to support the Company's operations for a period of at least 12 months from the date it is issuing these financial statements. In addition, the Company could sell up to an additional $68.5 million in shares of its common stock under its At-the-Market Equity Offering Sales Agreement (the “Sales Agreement”), subject to certain conditions set forth in the Sales Agreement.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements and/or future public or private debt or equity financings including use of its Sales Agreement. The Company has a history of debt and equity financings, including the receipt of net proceeds of $75.7 million from a private placement of 6.50% convertible senior notes due 2024 (the “Notes”) in the first quarter of 2019 and net proceeds of $14.5 million from the private placement of 1.0% convertible bonds due 2024 (the "Bonds") during the three months ended September 30, 2019. The Company also received net proceeds of $1.1 million and $3.4 million under the Sales Agreement during the three and nine months ended September 30, 2019, respectively, and net proceeds of $29.2 million under the Sales Agreement and a prior at-the-market equity offering agreement during the year ended December 31, 2018. However, sufficient funding may not be available in the future, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
In July 2019, the Company announced a strategic organizational restructuring. In order to reduce operating expenses and conserve cash resources, the Company reduced approximately 28% of its workforce and discontinued its immuno-oncology Phase 1/2 clinical trial of its product candidate INO-5401 in patients with advanced bladder cancer. In the third quarter of 2019, the Company incurred a personnel-related restructuring charge of $2.2 million in connection with one-time employee termination costs, including severance and other benefits.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Inovio be unable to continue as a going concern. Inovio’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has evaluated subsequent events after the balance sheet date through the date it issued these condensed consolidated financial statements.

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
Historically, the Company has recorded patents at cost and amortized these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent cost consists of the consideration paid for patents and related legal costs. Effective as of the acquisition of VGX in 2009, all new patent costs are expensed as incurred, with patent costs capitalized as of that date continuing to be amortized over the expected life of the patent. License costs are recorded based on the fair value of consideration paid and are amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement to the extent the license has an alternative future use. As of September 30, 2019 and December 31, 2018, the Company’s intangible assets resulting from the acquisition of VGX, as well as the acquisitions of two other companies, Inovio AS and Bioject Medical Technologies, Inc. ("Bioject"), and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $4.0 million and $4.8 million, respectively.
The determination of the value of intangible assets requires management to make estimates and assumptions that affect the Company’s condensed consolidated financial statements. The Company assesses potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company’s judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of its acquired businesses, market conditions and other factors. If impairment is indicated, the Company will reduce the carrying value of the intangible asset to fair value. While current and historical operating and cash flow losses are potential indicators of impairment, the Company believes the future cash flows to be received from its intangible assets will exceed the intangible assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through September 30, 2019.
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
Derivative Liabilities
The Company evaluates its debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in the Company’s financial statements. The result of this accounting treatment is that the fair value of the embedded derivative is revalued at each balance sheet date and recorded as a liability, and the change in fair value during the reporting period is recorded in other income (expense) in the condensed consolidated statements of operations. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within twelve months of the balance sheet date.
Foreign Currency Translation
The functional and presentation currency of the Company is the U.S. dollar. Transactions denominated in a currency other than the functional currency are recorded on the initial recognition at the exchange rate at the date of the transaction. After initial recognition monetary assets and liabilities denominated in foreign currency are translated at the end of each reporting period into the functional currency at the exchange rate at that date. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within the statement of stockholders' equity. Exchange differences are included in general and administrative expenses in the condensed consolidated statement of operations. Non- monetary assets and liabilities measured at cost are translated at the exchange rate at the date of the transaction.

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

5. Revenue Recognition
During the three and nine months ended September 30, 2019, the Company recognized total revenue under collaborative research and development and other agreements of $255,000 and $3.0 million, respectively, from AstraZeneca and $612,000 and $803,000, respectively, from various other contracts. The Company defers revenue when a contract is entered into with a collaborator and cash payments are received prior to satisfaction of the related performance obligation. Of the total revenue recognized during the three and nine months ended September 30, 2019, $41,000 and $256,000, respectively, was in deferred revenue as of December 31, 2018. Of the total revenue recognized during the three and nine months ended September 30, 2018, $316,000 and $1.3 million, respectively, was in deferred revenue as of December 31, 2017. Performance obligations are generally satisfied within 12 months of the initial contract date.

6. Investments
Investments at September 30, 2019 consisted of mutual funds. Investments at December 31, 2018 consisted of mutual funds and United States corporate debt securities. Investments are recorded at fair value, based on current market valuations. Unrealized gains and losses on the Company's debt securities will continue to be excluded from earnings and are reported as a separate component of other comprehensive loss until realized. Realized gains and losses are included in non-operating other income (expense) on the condensed consolidated statements of operations and are derived using the specific identification method for determining the cost of the securities sold. During the three and nine months ended September 30, 2019, $145,000 and $238,000, respectively, of net realized gain on investments was recorded. During the three and nine months ended September 30, 2018, $(184,000) and $(558,000), respectively, of net realized loss on investments was recorded. Interest and dividends on investments classified as available-for-sale are included in interest income in the condensed consolidated statements of operations. As of September 30, 2019, the Company had no available-for-sale securities in an unrealized loss position for longer than 12 months.
The following is a summary of available-for-sale securities as of September 30, 2019 and December 31, 2018:

		As of September 30, 2019
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$76,910,152	$1,038,733	$(3,132)	$77,945,753

		As of December 31, 2018
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$57,842,955	$—	$(528,084)	$57,314,871
US corporate debt securities	Less than 2	224,633	—	(652)	223,981
Total investments		$58,067,588	$—	$(528,736)	$57,538,852

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
Assets are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets between Level 1, Level 2 and Level 3 of the fair value hierarchy during the nine months ended September 30, 2019 or 2018.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, and are determined using the following inputs as of September 30, 2019:

	Fair Value Measurements at
	September 30, 2019
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$3,317,462	$3,317,462	$—	$—
Mutual funds	77,945,753	—	77,945,753	—
Investment in affiliated entities	7,996,757	7,996,757	—	—
Total assets	$89,259,972	$11,314,219	$77,945,753	$—
Liabilities:
Derivative liability (Note 9)	$4,503,918	$—	$—	4,503,918
Total liabilities	$4,503,918	$—	$—	$4,503,918

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

Level 1 assets at September 30, 2019 consisted of money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investments in affiliates, GeneOne and PLS. The Company accounts for its investment in 1,644,155 common shares of GeneOne based on the closing price of the shares on the Korean Stock Exchange on the applicable balance sheet date. The Company accounts for its investment in 395,758 common shares of PLS based on the closing price of the shares on the Korea New Exchange (KONEX) Market on the applicable balance sheet date. Unrealized gains and losses on the Company's equity securities are reported in the condensed consolidated statement of operations as a gain (loss) on investment in affiliated entities.
Level 2 assets at September 30, 2019 consisted of mutual funds held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of September 30, 2019.
Level 3 liabilities held as of September 30, 2019 consisted of the embedded conversion option contained in the Bonds that met the criteria to be bifurcated and accounted for separately from the Bonds (the "Derivative Liability"). The Derivative Liability was recorded at fair value of $7.1 million upon the issuance of the Bonds and is subsequently remeasured to fair value at each reporting period. The Derivative Liability was initially valued and remeasured using a "with-and-without" method. The "with-and-without" methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the embedded conversion option. The difference between the entire instrument with the embedded conversion option compared to the instrument without the embedded conversion option is the fair value of the derivative, recorded as the Derivative Liability.
The fair value of the Bonds with the conversion option is estimated using a Monte Carlo simulation approach. The key inputs to valuing the Bonds with the conversion option as of September 30, 2019 include the Company’s stock price on the valuation date; the expected annual volatility of the Company’s common stock, and the discount yield, which was derived by making the fair value of the Bonds equal to the face value on the issuance date. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.
The following table presents the changes in fair value of the Company's derivative liability for the nine months ended September 30, 2019:

Balance at December 31, 2018	$—
Initial fair value upon issuance of the Bonds	7,055,371
Change in fair value	(2,551,453)
Balance at September 30, 2019	$4,503,918

8. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		September 30, 2019			December 31, 2018
	Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite lived:
Goodwill(a)		$10,513,371	$—	$10,513,371	$10,513,371	$—	$10,513,371
Definite lived:
Patents	8 – 17	5,802,528	(5,787,384)	15,144	5,802,528	(5,742,079)	60,449
Licenses	8 – 17	1,323,761	(1,240,917)	82,844	1,323,761	(1,219,357)	104,404
CELLECTRA®(b)	5 – 11	8,106,270	(7,999,501)	106,769	8,106,270	(7,679,190)	427,080
GHRH(b)	11	335,314	(327,392)	7,922	335,314	(303,630)	31,684
Bioject(c)	2 – 15	5,100,000	(2,102,222)	2,997,778	5,100,000	(1,882,222)	3,217,778
Other(d)	18	4,050,000	(3,300,000)	750,000	4,050,000	(3,131,250)	918,750
Total intangible assets		24,717,873	(20,757,416)	3,960,457	24,717,873	(19,957,728)	4,760,145
Total goodwill and intangible assets		$35,231,244	$(20,757,416)	$14,473,828	$35,231,244	$(19,957,728)	$15,273,516

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
Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2019 was $267,000 and $800,000, respectively. Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2018 was $267,000 and $983,000, respectively. Estimated aggregate amortization expense is $267,000 for the remainder of fiscal year 2019, $547,000 for 2020, $520,000 for 2021, $493,000 for 2022, $276,000 for 2023 and $1.9 million for 2024 and subsequent years combined.

9. Convertible Debt

Convertible Bonds
On August 1, 2019, the Company closed a private placement of the Bonds with an aggregate principal amount of 18 billion Korean Won (KRW) (approximately USD $15.0 million based on the exchange rate on the date of issuance) issued to institutional investors led by Korea Investment Partners (KIP), a global venture capital and private equity firm based in Seoul, Korea. Net proceeds from the offering were approximately $14.5 million. The Company also announced its intent to pursue a listing of its securities on the KOSDAQ Market of the Korea Exchange (KOSDAQ) in the form of Korean Depositary Receipts (KDRs) representing shares of common stock.
The Bonds, which are unsecured obligations of the Company, were issued on August 1, 2019 and will accrue interest at a coupon rate of 1.00% per annum, payable quarterly. The Bonds will mature on July 31, 2024, unless earlier converted or repurchased. The outstanding Bonds will be repaid at maturity at a price equal to the principal of the outstanding bonds to be repaid plus a premium on such bonds to provide an internal rate of return with respect to such bonds of 6.00%. Commencing on August 1, 2020, the Bonds will be convertible until the date that is one month prior to maturity date. Upon conversion, the Company will deliver KDRs, if the Company has any such securities listed on the KOSDAQ at that time, or otherwise shares of common stock, if KDRs are not listed on KOSDAQ at that time or the converting holder requests delivery of shares of common stock. The initial conversion rate is 211.0595 shares per KRW1,000,000 in principal amount (equivalent to an initial conversion price of approximately USD $4.00 per share based on the exchange rate as of July 30, 2019), subject to adjustment upon the occurrence of specified events. The conversion rate is subject to reset on January 2, 2020 and on each three month anniversary thereafter until the maturity date to the then current market price if the current market price is lower than the conversion price then in effect; provided that the conversion rate will not exceed 351.7658 shares per KRW1,000,000 (equivalent to a conversion price of approximately USD $2.40 per share based on the exchange rates as of July 30, 2019).
The Bonds will be subject to repurchase by the Company at the option of the bondholders from and including July 31, 2022 up to the date that is one month prior to the maturity date at a repurchase price equal to the principal of the Bonds to be repurchased plus a premium in order to provide an internal rate of return with respect to the Bonds of 6.00%. In addition, upon the occurrence of a fundamental change (as defined in the Bonds), the Company will be required to offer to repurchase the Bonds at a repurchase price equal to the principal amount thereof plus accrued and unpaid interest thereon to but excluding the applicable repurchase date. Upon the occurrence of an event of default (as defined in the Bonds), with the approval of at least 25% of the bondholders, the Company will be required to offer to repurchase the Bonds at a repurchase price equal to the principal amount thereof plus a premium in order to provide an internal rate of return with respect to the Bonds of 8.00%.
The Company evaluated the accounting for the issuance of the Bonds and concluded that the embedded conversion feature is considered a derivative requiring bifurcation from the Bonds as it does not meet the equity scope exception due to the fact that it is denominated in a currency other than the Company's functional currency. The fair value of the conversion feature at August 1, 2019 was $7.1 million, which was recorded as a reduction to the carrying value of the debt. This debt discount is being amortized to interest expense over the term of the debt using the effective interest method. The conversion option is accounted for as a derivative liability, which is revalued each reporting period with the resulting change in fair value reflected in other income (expense), net, in the condensed consolidated statements of operations.
The Company determined that all other features of the Bonds were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's condensed consolidated financial statements.
The balance of the Bonds at September 30, 2019 is as follows:

Principal amount	$15,052,055
Unamortized debt discount	(6,945,328)
Unamortized debt issuance cost	(262,013)
Accretion of premium associated with the Bonds	84,569
Accrued interest	25,568
Net carrying amount	$7,954,851

The Company determined that the expected life of the Bonds was equal to the period through August 1, 2022 as this represents the point at which the Bonds are initially subject to repurchase by the Company at the option of the holders. Accordingly, the total debt discount of $7.3 million, inclusive of the fair value of the embedded conversion feature derivative at issuance, is being amortized using the effective interest method through August 1, 2022. The effective interest rate of the Bonds is 29.4%. For the three and nine months ended September 30, 2019, the Company recognized $374,000 of interest expense related to the Bonds, of which $26,000 related to the contractual interest coupon. As of September 30, 2019, there have not been any conversions or redemptions of the Bonds.
The derivative liability is valued at $4.5 million as of September 30, 2019. The change in fair value of the derivative liability was $2.6 million for the three and nine months ended September 30, 2019.

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
The balance of the Notes at September 30, 2019 is as follows:

Principal amount	$78,500,000
Unamortized debt discount on the liability component	(14,772,356)
Unamortized debt issuance cost	(2,033,181)
Accrued interest	425,208
Net carrying amount	$62,119,671

The Company determined that the expected life of the Notes was equal to the period through November 1, 2023 as this represents the point at which the Notes are initially subject to repurchase by the Company at the option of the holders. Accordingly, the total debt discount of $18.6 million, inclusive of the fair value of the embedded conversion feature derivative at issuance, is being amortized using the effective interest method through November 1, 2023. The effective interest rate of the liability component is 13.1%. For the three and nine months ended September 30, 2019, the Company recognized $2.1 million and $4.9 million, respectively, of interest expense related to the Notes, of which $1.3 million and $3.1 million, respectively, related to the contractual interest coupon. As of September 30, 2019, there have not been any conversions or redemptions of the Notes.

10. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of September 30, 2019 and December 31, 2018:

			Outstanding as of
	Authorized	Issued	September 30, 2019	December 31, 2018
Common Stock, par value $0.001 per share	600,000,000	99,046,158	99,046,158	97,225,810
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	23	23
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
During the three and nine months ended September 30, 2019, the Company sold 382,800 and 1,042,600 shares of common stock, respectively, under the Sales Agreement. The sales were made at a weighted average price of $3.01 and $3.35 per share, respectively, resulting in aggregate net proceeds of $1.1 million and $3.4 million, respectively. The Company may sell up to an additional $68.5 million in shares of its common stock under the Sales Agreement. The registration statement that registered with the SEC the shares that may be sold under the Sales Agreement expires on June 8, 2021.
Stock Options and Restricted Stock Units
The Company has a stock-based incentive plan, the 2016 Omnibus Incentive Plan (as amended to date, the "2016 Incentive Plan"), pursuant to which the Company may grant stock options, restricted stock awards, restricted stock units and other stock-based awards or short-term cash incentive awards to employees, directors and consultants.
The 2016 Incentive Plan was originally approved by the Company's stockholders on May 13, 2016, and an amendment to the plan to increase the number of shares available for issuance was approved by the stockholders on May 8, 2019. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2016 Incentive Plan may not exceed 16,000,000 shares, provided that commencing with the first business day of each calendar year beginning January 1, 2020, such maximum number of shares shall be increased by 2,000,000 shares of common stock unless the Board determines, prior to January 1 for any such calendar year, to increase such maximum amount by a fewer number of shares or not to increase the maximum amount at all for such year. At September 30, 2019, there were 16,000,000 shares of common stock reserved for issuance upon exercise of incentive awards granted and to be granted at future dates under the 2016 Incentive Plan. At September 30, 2019, the Company had 7,849,847 shares of common stock available for future grant under the 2016 Incentive Plan, 2,118,026 shares underlying outstanding but unvested restricted stock units and options outstanding to purchase 4,817,921 shares of common stock under the 2016 Incentive Plan. The awards granted and available for future grant under the 2016 Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The 2016 Incentive Plan terminates by its terms on March 9, 2026.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At September 30, 2019, the Company had 3,333 shares underlying outstanding but unvested restricted stock units and options outstanding to purchase 5,153,376 shares of common stock under the 2007 Incentive Plan. The awards granted under the 2007 Incentive Plan generally vest over three years and have a maximum contractual term of ten years.

11. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding stock options and restricted stock units and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. For the three and nine months ended September 30, 2019, the dilutive impact of the outstanding Notes and Bonds issued by the Company (discussed in Note 9) has been considered using the "if-converted" method. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any.
The following tables reconcile the components of the numerator and denominator included in the calculations of diluted net loss per share:

	Three Months Ended September 30,
	2019	2018
Numerator
Net loss attributable to Inovio Pharmaceuticals, Inc. (numerator for use in basic net loss per share)	$(23,090,693)	$(25,015,672)
Adjustment for decrease in fair value of derivative liability and interest expense	(2,177,250)	—
Numerator for use in diluted net loss per share	$(25,267,943)	$(25,015,672)

Denominator
Weighted average number of common shares outstanding (denominator for use in basic net loss per share)	99,007,985	92,423,122
Effect of dilutive potential common shares	3,799,071	—
Denominator for use in diluted net loss per share	102,807,056	92,423,122

Net loss per share, diluted	$(0.25)	$(0.27)

Net loss per share, basic	$(0.23)	$(0.27)

	Nine Months Ended September 30,
	2019		2018
Numerator
Net loss attributable to Inovio Pharmaceuticals, Inc. (numerator for use in basic net loss per share)	$(81,697,181)		$(64,005,625)
Adjustment for decrease in fair value of derivative liability and interest expense	—	—	—
Numerator for use in diluted net loss per share	$(81,697,181)		$(64,005,625)

Denominator
Weighted average number of common shares outstanding (denominator for use in basic net loss per share)	98,204,375		91,350,117
Effect of dilutive potential common shares	—		—
Denominator for use in diluted net loss per share	98,204,375		91,350,117

Net loss per share, diluted	$(0.83)		$(0.70)

Net loss per share, basic	$(0.83)		$(0.70)

The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect for the three months ended September 30, 2019 and 2018:

Common Stock Equivalents	2019	2018
Options to purchase common stock	9,971,297	8,945,275
Restricted stock units	2,121,359	1,711,213
Convertible preferred stock	8,456	8,456
Convertible notes	14,585,653	—
Convertible bonds	—	—
Total	26,686,765	10,664,944
The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect for the nine months ended September 30, 2019 and 2018:

Common Stock Equivalents	2019	2018
Options to purchase common stock	9,971,297	8,945,275
Restricted stock units	2,121,359	1,711,213
Convertible preferred stock	8,456	8,456
Convertible notes	14,585,653	—
Convertible bonds	3,799,071	—
Total	30,485,836	10,664,944

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
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.75%	2.86%	2.43%	2.73%
Expected volatility	65%	71%	70%	72%
Expected life in years	6.1	6.1	6.2	6.2
Dividend yield	—	—	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 was $1.8 million and $8.1 million, respectively, of which $922,000 and $5.1 million, respectively, was included in research and development expenses, and $885,000 and $3.0 million, respectively, was included in general and administrative expenses.
Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 was $2.2 million and $8.0 million, respectively, of which $1.2 million and $4.7 million, respectively, was included in research and development expenses, and $1.0 million and $3.3 million, respectively, was included in general and administrative expenses.
At September 30, 2019, there was $4.3 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $1.65 and $2.20 for employee and director stock options granted during the three and nine months ended September 30, 2019, respectively, and $2.96 and $2.85 for employee and director stock options granted during the three and nine months ended September 30, 2018, respectively.
At September 30, 2019, there was $5.3 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.7 years.
The weighted average grant date fair value per share was $2.68 and $3.09 for restricted stock units granted during the three and nine months ended September 30, 2019, respectively, and $4.31 for restricted stock units granted during the nine months ended September 30, 2018. There were no restricted stock units granted during the three months ended September 30, 2018.
The Company adopted ASU 2018-07 on January 1, 2019, which generally aligned the accounting for stock-based compensation for non-employees with that of employees. The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and restricted stock units granted to non-employees for the three and nine months ended September 30, 2019 was $264,000 and $744,000, respectively. Total stock-based compensation expense for stock options and restricted stock units granted to non-employees for the three and nine months ended September 30, 2018 was $160,000 and $334,000 respectively.

13. Related Party Transactions
GeneOne Life Sciences
The Company owns 1,644,155 shares of common stock in GeneOne as of September 30, 2019 and one of the Company's directors, Dr. David B. Weiner, acts as a consultant to GeneOne.
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
Revenue recognized from GeneOne consisted of patent and device maintenance fees. For the three and nine months ended September 30, 2019, the Company recognized revenue from GeneOne of $31,000 and $94,000, respectively, and $155,000 and $305,000 for the three and nine months ended September 30, 2018, respectively.
Operating expenses recorded from transactions with GeneOne related primarily to biologics manufacturing were $232,000 and $2.1 million for the three and nine months ended September 30, 2019, respectively and $1.9 million and $4.7 million for the three and nine months ended September 30, 2018, respectively.
At September 30, 2019 and December 31, 2018, the Company had an accounts receivable balance of $128,000 and $0, respectively, and an accounts payable and accrued liability balance of $107,000 and $372,000, respectively, related to GeneOne and its subsidiaries. At September 30, 2019 and December 31, 2018, $338,000 and $381,000, respectively, of prepayments made to GeneOne were classified as long-term other assets on the Company's condensed consolidated balance sheet.
Plumbline Life Sciences, Inc.
The Company owns 395,758 shares of common stock in Plumbline Life Sciences, Inc. ("PLS") as of September 30, 2019 and one of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
Revenue recognized from PLS consisted of license and patent fees. For the three and nine months ended September 30, 2019, the Company recognized revenue from PLS of $22,000 and $86,000, respectively, and $30,000 and $88,000 for the three and nine months ended September 30, 2018, respectively. At September 30, 2019 and December 31, 2018, the Company had an accounts receivable balance of $564,000 and $478,000, respectively, related to PLS.
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
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the three and nine months ended September 30, 2019, the Company recorded $482,000 and $1.7 million, respectively, and for the three and nine months ended September 30, 2018 the Company recorded $952,000 and $3.2 million, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to the collaborative research agreements and sub-contract agreements related to the Bill and Melinda Gates Foundation and CEPI (see Note 15). Research and development expenses recorded from Wistar for the three and nine months ended September 30, 2019 were $313,000 and $1.1 million, respectively. Research and development expenses recorded from Wistar for the three and nine months ended September 30, 2018 were $615,000 and $1.4 million, respectively. At September 30, 2019 and December 31, 2018, the Company had an accounts receivable balance of $287,000 and $258,000, respectively, and an accounts payable and accrued liability balance of $355,000 and $554,000, respectively, related to Wistar. As of September 30, 2019, the Company had $856,000 recorded as deferred grant funding on the condensed consolidated balance sheet related to Wistar.

14. Leases
The Company leases approximately 82,200 square feet of office, laboratory, and manufacturing space in San Diego, California and 57,360 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms of 4.2 to 10.3 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
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
As of September 30, 2019, the maturities of the Company's operating lease liabilities were as follows:

Remainder of 2019	$959,000
2020	3,891,000
2021	3,979,000
2022	4,052,000
2023	4,023,000
Thereafter	15,952,000
Total remaining lease payments	32,856,000
Less: present value adjustment	(9,891,684)
Total operating lease liabilities	22,964,316
Less: current portion	(2,011,008)
Long-term operating lease liabilities	$20,953,308

Weighted-average remaining lease term	8.5 years
Weighted-average discount rate	8.4%
Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 were $820,000 and $2.5 million, respectively. Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 were $827,000 and $2.5 million, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
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
AstraZeneca

On August 7, 2015, the Company entered into a license and collaboration agreement with MedImmune, the global biologics research and development arm of AstraZeneca ("AstraZeneca"). Under the agreement, AstraZeneca acquired exclusive rights to the Company's INO-3112 immunotherapy, renamed as MEDI0457, which targets cancers caused by human papillomavirus (HPV) types 16 and 18, with the ability to sublicense those license rights. AstraZeneca made an upfront payment of $27.5 million to the Company in September 2015. AstraZeneca may be obligated to make potential future development and regulatory event-based payments to the Company totaling up to $125 million and potential future commercial event-based payments totaling up to $115 million, in each case upon the achievement of specified milestones related to MEDI0457 set forth in the license and collaboration agreement. AstraZeneca will fund all development costs associated with MEDI0457 immunotherapy. The Company is entitled to receive up to mid-single to double-digit tiered royalties on MEDI0457 product sales. Under the agreement, AstraZeneca can also request the Company to provide certain clinical manufacturing at an agreed upon price. The Company determined these options did not represent material rights at the inception of the agreement.
Within the broader collaboration, AstraZeneca had rights to co-develop up to two additional DNA-based cancer vaccine product candidates not included in the Company's current product pipeline. The Company has received notice that AstraZeneca intends to discontinue activities with respect to the research collaboration programs, other than MEDI0457, that were covered by the collaboration agreement.
As of December 31, 2017, the Company had recognized all of the $27.5 million upfront payment as revenue, as all identified material performance obligations had been met with respect to that payment. During the three and nine months ended September 30, 2019, the Company recognized revenues of $255,000 and $3.0 million, respectively, from AstraZeneca primarily from a milestone achieved in the first quarter of 2019 triggered by the initiation of a Phase 2 portion of an ongoing clinical trial in the third major indication, as well as for manufacturing services. During the three and nine months ended September 30, 2018, the Company recognized revenues of $1.8 million and $4.5 million, respectively, from AstraZeneca primarily for manufacturing services. As of September 30, 2019, the Company had deferred revenue and accounts receivable of $118,000 and $122,000, respectively, related to AstraZeneca. The deferred revenue relates to advanced payments made by the Company to a third-party biologics manufacturer for which AstraZeneca is obligated to reimburse the Company.
Coalition for Epidemic Preparedness Innovations
On April 11, 2018, the Company entered into agreements with CEPI, pursuant to which the Company intends to develop vaccine candidates against Lassa fever and MERS. The goal of the collaboration between the Company and CEPI is to conduct research and development so that investigational stockpiles will be ready for clinical efficacy trial testing during potential disease outbreaks. The agreements with CEPI contemplate preclinical studies, as well as Phase 1 and Phase 2 clinical trials, occurring over multiple years. As part of the arrangement between the parties, CEPI has agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by the Company and collaborators, with funding from CEPI based on the achievement of identified milestones. During the three and nine months ended September 30, 2019, the Company received funding of $1.5 million and $4.6 million, respectively, related to the CEPI grant and recorded it as contra-research and development expense. During the three and nine months ended September 30, 2018, the Company received funding of $1.2 million and $2.0 million, respectively, related to the CEPI grant and recorded it as contra-research and development expense. As of September 30, 2019, the Company had $829,000 recorded as deferred grant funding on the condensed consolidated balance sheet related to the CEPI grant.

16. Income Taxes
The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The income tax benefit recorded during the nine months ended September 30, 2019 is principally due to a requirement under ASC 740, Accounting for Income Taxes, that a company must consider all sources of income in order to determine the tax benefit resulting from a loss from continuing operations. As a result of the requirement under ASC 740-20-45-7, the pretax income which the Company generated from other comprehensive income (loss) was a source of income which resulted in the partial realization of the current year loss from continuing operations. During the nine months ended September 30, 2019 the Company has recorded a tax benefit of approximately $170,000 and an offsetting $335,000 charge included in other comprehensive income (loss).

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

18. Subsequent Events
From October 1 through November 8, 2019, the Company sold 967,862 shares of common stock under its Sales Agreement for net proceeds of $2.4 million. The sales were made at a weighted average price of $2.49 per share.

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

Results of Operations
Revenue. We had total revenue of $867,000 and $3.8 million for the three and nine months ended September 30, 2019, respectively, as compared to $2.0 million and $28.0 million for the three and nine months ended September 30, 2018, respectively. Revenue primarily consisted of revenues under collaborative research and development arrangements, including arrangements with affiliated entities, for each of the three and nine months ended September 30, 2019 and 2018. The decrease for the three-month period year over year was primarily due to a decrease in manufacturing services under the AstraZeneca collaboration. The decrease for the nine-month period year over year was primarily due to the recognition of a one-time up-front payment of $23.0 million from our collaborator ApolloBio during the second quarter of 2018.
Research and development expenses. Research and development expenses for the three and nine months ended September 30, 2019 were $19.1 million and $66.0 million, respectively, as compared to $21.9 million and $68.9 million for the three and nine months ended September 30, 2018, respectively. The decrease for the three-month period year over year was primarily due to decreases in employee compensation expense, drug manufacturing expense related to our collaboration with

AstraZeneca and engineering and lab supplies and equipment of $2.5 million, $1.3 million and $799,000, respectively, among other variances. These decreases were offset by a personnel-related restructuring charge of approximately $1.9 million in connection with one-time employee termination costs incurred during the third quarter of 2019. The decrease for the nine-month period year over year was primarily due to a decrease in employee compensation expense of $3.6 million, a decrease in expenses related to our collaboration with AstraZeneca of $2.9 million and an increase in contra-research and development expense recorded from grant agreements of $2.5 million, as well as no sub-license fee expense in 2019 as compared to $1.9 million recorded in 2018 related to the ApolloBio collaboration. These decreases were offset by an increase in clinical trial related expenses of $3.1 million, the one-time personnel-related restructuring charge of approximately $1.9 million in connection with the employee termination costs incurred during the third quarter of 2019, and an increase in allocated depreciation expense of $1.4 million, among other variances.
Contributions received from current grant agreements and recorded as contra-research and development expense were $2.8 million and $9.2 million for the three and nine months ended September 30, 2019, respectively, as compared to $2.6 million and $6.7 million for the three and nine months ended September 30, 2018, respectively. The increase for the nine-month period year over year was primarily due to an increase of $2.6 million earned from the CEPI grant and an increase of $2.0 million from the Bill & Melinda Gates Foundation grant, offset in part by decreases of $1.2 million and $916,000 from the Wistar sub-grant related to Zika and the DARPA Ebola grant, respectively, among other variances.
General and administrative expenses. General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, were $5.7 million and $18.5 million for the three and nine months ended September 30, 2019, respectively, as compared to $6.8 million and $23.7 million for the three and nine months ended September 30, 2018, respectively. The decrease for the three-month period year over year was primarily related to decreases in employee compensation, allocated depreciation expense and legal expenses of $567,000, $505,000 and $409,000, respectively, among other variances. These decreases were offset by the personnel-related restructuring charge of approximately $277,000 in connection with one-time employee termination costs incurred during the third quarter of 2019. The decrease for the nine-month period year over year was primarily related to the $1.4 million of foreign non-income taxes withheld from the ApolloBio upfront payment we received in the first quarter of 2018 and the associated advisory fees of $960,000. The decrease was also the result of lower allocated depreciation expense of $1.7 million and lower expenses related to employee compensation of $945,000, among other variances.
Stock-based compensation. Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based     compensation expense for the three and nine months ended September 30, 2019 was $1.8 million and $8.1 million, respectively. Of these amounts, $922,000 and $5.1 million, respectively, was included in research and development expenses, and $885,000 and $3.0 million, respectively, was included in general and administrative expenses. Total employee and director stock-based compensation expense for the three and nine months ended September 30, 2018 was $2.2 million and $8.0 million, respectively. Of these amounts, $1.2 million and $4.7 million, respectively, was included in research and development expenses, and $1.0 million and $3.3 million, respectively, was included in general and administrative expenses. The decrease for the three-month period year over year was primarily related to the reversal of previously recognized stock-based compensation expense due to the reduction in our workforce in July 2019. The increase for the nine-month period year over year was primarily due to an option modification expense recorded in the second quarter of 2019, offset in part by the reversal of previously recognized stock-based compensation expense and a lower weighted average grant date fair value for the awards granted in 2019.
Interest income. Interest income for the three and nine months ended September 30, 2019 was $637,000 and $2.0 million, respectively, as compared to $565,000 and $1.6 million, respectively, for the three and nine months ended September 30, 2018. The increases were related to the interest earned on our short-term investments.
Interest expense. Interest expense for the three and nine months ended September 30, 2019 was $2.4 million and $5.3 million, respectively, compared to $0 in prior year periods. The interest expense primarily relates to our 6.5% convertible senior notes due 2024, or the Notes, which were issued during the first quarter of 2019, as well as our convertible bonds, or the Bonds, which were issued during the third quarter of 2019.
Change in fair value of common stock warrants. The change in fair value of common stock warrants for the three and nine months ended September 30, 2018 was $229,000 and $361,000, respectively. The warrants were exercised during the quarter ended September 30, 2018, eliminating the associated fair value re-measurement in subsequent periods.
Change in fair value of derivative liability. The change in fair value of derivative liability for the three and nine months ended September 30, 2019 was $2.6 million. We evaluated the issuance of our Bonds and concluded that the embedded conversion feature is considered a derivative liability requiring bifurcation from the Bonds and separate recognition in our financial statements. The conversion option is revalued at each reporting period with the resulting changes in fair value reflected in the condensed consolidated statements of operations.

Gain (loss) on investment in affiliated entities. The gain (loss) results from the change in the fair market value of the investments in GeneOne and PLS for a loss of $(486,000) and $(1.4) million, respectively, for the three and nine months ended September 30, 2019 as compared to a gain of $1.0 million and $1.3 million, respectively, for the three and nine months ended September 30, 2018. We record our investments in GeneOne and PLS at their market values based on the closing prices of those securities on the applicable stock exchange at each balance sheet date, with changes in fair value reflected in the condensed consolidated statements of operations.
Income tax benefit/(Provision for income taxes). The income tax benefit of $0 and $170,000 recorded for the three and nine months ended September 30, 2019, respectively, reflected our application of the intraperiod tax allocation rules under which we are required to record a tax benefit in continuing operations to offset the tax provision we recorded directly to other comprehensive income (loss) related to unrealized gains on our short-term investments. The provision for income taxes of $2.2 million for the nine months ended September 30, 2018 was related to foreign income taxes on the upfront payment received from ApolloBio in March 2018.

Liquidity and Capital Resources
Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities and grants and government contracts.

Working Capital and Liquidity
As of September 30, 2019, we had cash, cash equivalents and short-term investments of $93.8 million and working capital of $79.3 million, as compared to $81.2 million and $52.5 million, respectively, as of December 31, 2018. The increase in cash and short-term investments during the nine months ended September 30, 2019 was primarily due to the net proceeds of $75.7 million received from the issuance of the Notes and net proceeds of $14.5 million received from the issuance of the Bonds, offset by expenditures related to our research and development activities, clinical trials and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.

Cash Flows
Net cash used in operating activities was $84.1 million and $56.3 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash used in operating activities for the nine months ended September 30, 2019 consisted of net loss of $82.4 million, less changes in net operating assets and liabilities of $15.2 million partially offset by net non-cash adjustments of $13.5 million. The primary non-cash expenses added back to net loss included stock-based compensation of $8.9 million, interest expense of $2.6 million and depreciation and amortization of $3.5 million.
Net cash used in operating activities for the nine months ended September 30, 2018 consisted of net loss of $64.0 million, less changes in net operating assets and liabilities of $3.5 million, partially offset by net non-cash adjustments of $11.2 million. The primary non-cash expenses added back to net loss included stock-based compensation of $8.5 million and depreciation and amortization of $3.8 million.
Net cash (used in) provided by investing activities was $(19.5) million and $35.2 million for the nine months ended September 30, 2019 and 2018, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Net cash provided by financing activities was $95.8 million and $16.6 million for the nine months ended September 30, 2019 and 2018, respectively. The variance was primarily due to the net proceeds received from our issuance of the Notes and Bonds as well as the acquisition of a non-controlling interest in Geneos, all of which occurred in 2019.
Issuances of Notes and Bonds
In the third quarter of 2019, we completed a private placement of aggregate principal amount of 18 billion Korean Won (KRW) (approximately USD $15.0 million based on the exchange rate on the date of issuance) of Bonds issued to institutional investors led by Korea Investment Partners. Net proceeds from the offering were $14.5 million, after deducting the initial purchasers' discount and offering expenses payable by us. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report for further discussion.
In the first quarter of 2019, we completed a private placement of $78.5 million aggregate principal amount of Notes, sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds from the offering were $75.7 million, after deducting the initial purchasers' discount and offering expenses payable by us. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report for further discussion.

In May 2018, we entered into an At-the-Market Equity Offering Sales Agreement, or the Sales Agreement, with an outside placement agent, or the Placement Agent, to sell shares of our common stock with aggregate gross proceeds of up to $100.0 million, from time to time, through an “at-the-market” equity offering program under which the Placement Agent will act as sales agent. During the nine months ended September 30, 2019, we sold 1,042,600 shares of common stock under the Sales Agreement for aggregate net proceeds of $3.4 million.
Planned Cost Reductions
In July 2019, we announced a strategic organizational restructuring. In order to reduce operating expenses and conserve cash resources, we also reduced approximately 28% of our workforce and discontinued our immuno-oncology Phase 1/2 clinical trial of our product candidate INO-5401 in patients with advanced bladder cancer. In the third quarter of 2019, we incurred a personnel-related restructuring charge of $2.2 million in connection with one-time employee termination costs, including severance and other benefits.
As of September 30, 2019, we had an accumulated deficit of $702.1 million. We expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine products, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that our current cash and short-term investments are sufficient to meet planned working capital requirements for at least the next twelve months from the date this Quarterly Report is filed.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets, and the recent fluctuations in interest rates and availability of funding in the credit markets primarily impact the performance of our investments. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments at September 30, 2019, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.
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
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the nine months ended September 30, 2019 were made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the issuance of the Bonds, which are denominated in South Korean Won, and the valuation of our equity investments in GeneOne and PLS, each of which is denominated in South Korean Won and then translated into United States dollars. We do not have any foreign currency hedging instruments in place.
Certain transactions related to us are denominated primarily in foreign currencies, including South Korean Won, Euros, British Pounds and Canadian Dollars. These transactions give rise to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. The value of these monetary assets and liabilities are subject to changes in currency exchange rates from the time the transactions are originated until settlement in cash. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets where we conduct business.
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
Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2019 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced significant operating losses to date; as of September 30, 2019, our accumulated deficit was approximately $702.1 million. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our vaccine product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.
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

Inovio Pharmaceuticals, Inc.

Date:	November 12, 2019	By	/s/ J. JOSEPH KIM
J. Joseph Kim President, Chief Executive Officer and Director (On Behalf of the Registrant)

Date:	November 12, 2019	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)