Form 10-K
period 2019-12-31
INOVIO PHARMACEUTICALS, INC.
filed 2020-03-12
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO
COMMISSION FILE NO. 001-14888

 INOVIO PHARMACEUTICALS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	33-0969592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

660 W. GERMANTOWN PIKE, SUITE 110 PLYMOUTH MEETING, PENNSYLVANIA	19462
(Address of principal executive offices)	(Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (267) 440-4200
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
COMMON STOCK, $0.001 PAR VALUE	INO	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of June 28, 2019 was approximately $279,656,181 based on $2.94, the closing price on that date of the Registrant’s Common Stock on the Nasdaq Global Select Market.
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 145,803,086 as of March 11, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders (the “Proxy Statement’) are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2019.

Unless stated to the contrary, or unless the context otherwise requires, references to “Inovio,” “the company,” “our company,” “our,” or “we” in this report include Inovio Pharmaceuticals, Inc. and its subsidiaries.

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
This Annual Report includes trademarks and registered trademarks of Inovio Pharmaceuticals, Inc. Products or service names of other companies mentioned in this Annual Report may be trademarks or registered trademarks of their respective owners. References herein to “we,” “our,” “us,” “Inovio” or the “Company” refer to Inovio Pharmaceuticals, Inc. and its subsidiaries. References herein to “DNA medicine” refers to Inovio’s product candidates for cancer and infectious diseases in development.
Organization and Description of Business
Inovio is a biotechnology company focused on rapidly bringing to market precisely designed DNA medicines to treat, cure, and protect people from diseases associated with human papillomavirus (HPV), cancer, and infectious diseases. Our DNA medicine pipeline is comprised of three types of product candidates, DNA vaccines, DNA immunotherapies and DNA encoded monoclonal antibodies (dMABs). In clinical trials, we have demonstrated that DNA medicine can be delivered directly into cells in the body through our proprietary smart device to consistently activate robust and fully functional T cell and antibody responses against targeted cancers and pathogens.
Our novel DNA medicine candidates are made using our proprietary SynCon® technology that creates optimized plasmids, which are circular strands of DNA that can produce antigens independently inside a cell to help the person’s immune system recognize and destroy cancerous or virally infected cells.
Our hand-held CELLECTRA® smart delivery devices provide optimized uptake of our DNA medicines within the cell, overcoming a key limitation of other DNA-based technology approaches.
Human data to date have shown a favorable safety profile of our DNA medicines delivered directly into cells in the body using the CELLECTRA® smart device in more than 6,000 administrations across more than 2,000 patients.
Corporate Strategy
Our corporate strategy is to advance, protect, and once approved, commercialize our novel DNA medicines to meet urgent and emerging global health needs. We continue to advance and clinically validate an array of DNA medicine candidates that target HPV-related diseases, cancer, and infectious diseases. We aim to advance these candidates through commercialization and continue to leverage third-party resources through collaborations and partnerships, including product license agreements.
Our partners and collaborators include ApolloBio Corp., AstraZeneca PLC or AstraZeneca, Beijing Advaccine Biotechnology Co., The Bill & Melinda Gates Foundation, Coalition for Epidemic Preparedness Innovations (CEPI), Defense Advanced Research Projects Agency (DARPA), GeneOne Life Science, HIV Vaccines Trial Network, the U.S. Defense Threat Reduction Agency’s Medical CBRN Defense Consortium (MCDC), National Cancer Institute, National Institutes of Health, National Institute of Allergy and Infectious Diseases, Plumbline Life Sciences, Regeneron Pharmaceuticals, Roche/Genentech, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.

We or our collaborators are currently conducting or planning clinical studies of our DNA medicines for HPV-associated precancers, including cervical, vulvar, and anal dysplasia; HPV-associated cancers, including head & neck, cervical, anal, penile, vulvar, and vaginal; other HPV-associated diseases, such as recurrent respiratory papillomatosis (RRP); glioblastoma multiforme (GBM); prostate cancer; Human Immunodeficiency Virus (HIV); Ebola; Middle East Respiratory Syndrome (MERS); Lassa fever; Zika virus; and COVID-19 (coronavirus).
Our Differentiated DNA Medicines Platform
Overview of our platform
We believe that stimulating the immune system specifically to treat or prevent cancers and infections is a compelling concept. We also believe the opportunity for immune-activating DNA medicines has become especially promising in the wake of recent technology advancements, such as checkpoint inhibitors, which have had a significant impact on the way certain cancers are treated. Still, despite promising results in clinical trials and drug approvals in limited indications, there remains a critical need and opportunity for further advancements.
Our DNA medicines platform is comprised of precisely designed DNA plasmids -- circular strings of DNA that contain an optimized genetic sequence of an antigen or monoclonal antibody specific to a targeted disease to be produced independently inside a cell. The proprietary design and optimization process of our DNA plasmids is called SynCon®. These plasmids are delivered directly into cells in the body by our proprietary CELLECTRA® smart devices, which apply transient electrical energy to facilitate significant cellular uptake of the plasmids. Once inside the cell, the plasmids enhance the ability of the body’s intracellular machinery to temporarily produce the target antigen or monoclonal antibody. We believe that together, these technologies may have versatile capabilities both in terms of myriad disease targets as well as product opportunities.
The characteristics and core components of our DNA medicines platform include:
1. SynCon® Design Process: Our SynCon® optimized plasmids have shown the ability to help break the immune system’s tolerance of cancerous cells and facilitate cross-strain protection against unmatched and matched pathogens.
2. CELLECTRA® Smart Device: Our DNA medicines are injected directly into the cells of the body using our hand-held CELLECTRA® smart devices. Our application allows the patient’s body to facilitate cellular uptake of the plasmids, which then enhances the ability of the intracellular machinery to temporarily produce the target antigen or monoclonal antibody. Our CELLECTRA® smart devices facilitate optimized cellular uptake of our DNA medicines, overcoming a key limitation of DNA-based immunotherapies. An antigen produced in this manner induces the immune system to generate polyclonal antibodies or T cells with the ability to perform their preventive or therapeutic functions. Similarly, DNA-encoded monoclonal antibodies, or dMAbs™ generated in this manner can also trigger desired immune system functions.
3. Our DNA medicines have generated best-in-class in vivo immune responses: With our core platform technologies, we have developed a pipeline of clinical-stage product candidates that have generated best-in-class in vivo immune responses, in particular CD8+ T cells that are fundamental in eliminating cancerous or infected cells.
4. Our DNA medicines work more naturally with the immune system: Our DNA medicines are non-live and non-replicating, and therefore do not cause the underlying disease. Compared to other technologies, our DNA medicines are designed to work more naturally with the immune system and within its controls to reduce or minimize the risk of unwanted inflammatory responses.
Our mechanism of action for our DNA medicines process is shown in the figures below.
SynCon® involves the proprietary design and optimization of our DNA based plasmids, which are delivered directly into cells in the body by our proprietary CELLECTRA® smart devices.

DNA Medicines Explained

Virus
Viral genes
Selected gene
DNA medicine plasmid
DNA medicine plasmids
Antigens
Skin cell
Transfected cells
Immune cells
Lymph node
Immune cells
Antigen-presenting cell
Antibodies
Killer T cells
Blocked viruses

INOVIO
POWERING DNA MEDICINES™

1. Identify diverse strains/variants of a target virus or cancer
Antigen Y
Strain 2
Antigen Y
Strain X
Antigen Y
Strain 1
2. Assess gene sequence of selected antigen(s) from chosen strains/variants of the virus or cancer
3. Create optimal Consensus Sequence for the selected antigen
Sequence 1
Sequence 2
4. Insert SynCon sequence for each selected antigen into a separate precisely designed plasmid
5. Manufacture DNA medicine and deliver into muscle or skin using CELLECTRA® proprietary smart device
6. Protective antibodies and killer T cells produced by immune system against diverse strains of a virus or cancer

DNA Medicine Platform in Detail: Delivery Science
The goal of our DNA medicines platform is to generate and deliver safe and effective therapeutics and vaccines. Our technology allows us to enable in vivo generation of functional immune responses to achieve desired therapeutic and preventive outcomes. Historically, we have focused primarily on in vivo production of disease-specific antigens directly in the body to stimulate prophylactic or therapeutic immune responses. More recently, we have explored an additional new application for the platform: in vivo generation of monoclonal antibodies to achieve preventive and therapeutic outcomes complementary to our antigen-generating immunotherapies.
With these core technologies, we have developed a robust pipeline of over 10 clinical-stage product candidates that have generated robust in vivo immune responses, in particular responses of CD8+ T cells, which have been observed to be fundamental in eliminating cancerous or infected cells. Clinical results to date have shown a favorable safety profile of our DNA medicines in more than 6,000 administrations across more than 2,000 patients to date.
There are two components to our DNA medicines platform. The first is our biological component, known as the SynCon® immunotherapy platform, where we encode antigens into close-circular DNA plasmids. These DNA plasmids are highly optimized antigens or transgene proteins that have been optimized to drive increased expression intracellularly while also driving immune responses. All of our DNA plasmids are facilitated by our proprietary CELLECTRA® smart devices technology which is the second component of our platform.
SynCon® DNA Medicines
Our SynCon® DNA medicines are designed to treat an existing disease (therapeutic) or prevent a disease (prophylactic) by activating and magnifying an immune response to one or more disease-specific antigens (proteins associated with a cancer or infectious disease that the body will recognize as foreign or not normal). Our DNA medicine candidates are able to direct the patient’s immune system to fight specific organisms or cells in a highly targeted and robust fashion, without the potential cost and quality control and manufacturing challenges of medicines involving ex vivo processes, such as T cells with chimeric antigen receptors, or CAR-Ts. We do this by introducing the specific genetic code for a target antigen into the cells of the body that will serve as a temporary antigen production facility.
Our DNA medicines consist of one or more DNA plasmids encoding one or more selected antigens. Our proprietary smart devices enables significant uptake of the DNA plasmids by cells in localized tissue, which is typically muscle in the arm, to cause a therapeutic response and for the skin to induce a protective response, as described below.
After the DNA code for the targeted antigen(s) is introduced into cells, the cells’ natural machinery for producing proteins temporarily produce the selected antigen(s) encoded by the DNA sequences. The antigenic proteins manufactured through this process are then presented to the immune system and trigger one or both of two arms of the immune system:

•	the production of preventive antibodies, through a process known as a humoral immune response; and/or

•	the activation of therapeutic CD8+ T cells, through a process known as a cellular or cell-mediated immune response.
These responses then neutralize or eliminate infectious agents, such as viruses, bacteria, and other microorganisms, or abnormal cells, such as malignant tumor or infected cells. T cells can be immediately “trafficked” to parts of the body where cells are displaying the target antigen. Memory cells are also created for durable effects.
Our SynCon® DNA medicines are designed to generate antigen-specific antibody and T cell responses. First, we identify one or more antigens that we believe are the best targets, based on extensive due diligence, pre-clinical and clinical data that we have evaluated to direct the immune system toward a particular cancer or infectious disease. We then apply our SynCon® precision design process, which uses the genetic make-up of the selected antigens from multiple variants of a cancer or strains of a virus.
For each antigen we create a new genetic sequence that represents a consensus of the slightly different DNA from multiple variants or strains of the targeted antigen. We can create a differentiated SynCon® variant to help the immune system better recognize a cancer self-antigen (a cell and antigen grown in the body) and “break the tolerance” of cancer cells in the body. In human clinical trials, we have generated immune responses with SynCon® DNA medicines that were not matched to different strains of an infectious disease, such as influenza or HIV, indicating that such immunotherapies may have more universal protective capabilities against unmatched strains of a circulating virus. As a result, these SynCon® constructs may provide a solution to broadly cover the genetic “shift” and “drift” that is typical of many infectious diseases. This new engineered sequence is similar to the originating sequences but does not match any, so we believe it is patentable.

The SynCon® sequence is inserted into a circular DNA plasmid with its own promoter. The plasmid is optimized at the DNA level for codon usage, improved stability of messenger RNA, or mRNA, and provided with enhanced and proprietary leader sequences for ribosome loading; it is optimized at the genetic level to enable high expression in human cells. We believe these design capabilities allow us to better target appropriate immune system mechanisms and produce a higher level of the coded antigen to enhance the overall ability of the immunotherapy to induce the desired immune response.
The plasmids are then manufactured in a bacterial fermentation process using scalable technology. These manufactured DNA medicines can be stable under normal environmental conditions for extended periods of time.
Our DNA medicine product development platform also allows for rapid design, pre-clinical testing, manufacturing, and clinical development of our DNA vaccine and DNA immunotherapy product candidates. Speed is an important feature, particularly as it relates to developing a response to globally emerging infectious diseases. Responses to emerging infectious diseases that we have been involved in are described in more detail below.
CELLECTRA® Delivery Technology
Our DNA medicines are delivered directly into cells of the body in a small local area of tissue using our proprietary CELLECTRA® smart device. CELLECTRA® uses controlled, locally applied millisecond electric pulses to create temporary and reversible permeability, or pores, in the cell membrane, all of which we believe is necessary for the effective delivery of nucleic acids into the cell. Through this process, the cellular uptake of the DNA plasmids increases by more than 1,000 fold compared to the injection of a DNA plasmid alone without other delivery mechanisms. This improved cellular uptake has enabled the immune responses that we have observed in our clinical trials along with the efficacy results generated by these immune responses.
Alternative delivery approaches based on the use of viruses, bacteria, nanoparticles and lipids are complex and expensive and have generated safety concerns. Because the vector itself possesses many additional antigens specific to the vector, it can attract unwanted immune responses that are believed to compromise the vectors’ ability to deliver their DNA “payload” and provide protection. In contrast, DNA plasmid vectors possess no antigens of its own; the plasmid results in production of only the target antigen.
We have published preclinical data in which we observed improved immune responses generated by our SynCon® DNA medicines delivered using CELLECTRA® compared to a leading viral vector-based approach (Adenovirus type 5). We are not aware of any published data indicating the capability of alternative technologies focused on using genetic code to generate preventive or therapeutic antigens to exceed our immune response data obtained to date, nor to match the efficacy and immune response data generated in our controlled Phase 2b study of our product candidate VGX-3100, described below, based on in vivo production of such immune responses.
The delivery of our synthetic DNA medicines using our CELLECTRA® smart devices to date has shown a favorable safety profile in clinical trials, without serious adverse events and only transient mild local injection-related side effects such as redness and swelling. Our delivery is designed to be tolerable without the need for an anesthetic, and because it does not induce unwanted immune responses, it can be repeatedly administered for booster vaccinations.
We believe our CELLECTRA® smart devices provide a straightforward, cost-effective method for delivering our DNA medicines into cells with high efficiency, minimal complications and the ability to enable what we believe to be clinically relevant levels of gene expression, immune responses, and efficacy.
Choice of Tissue for DNA Medicine Delivery
Skeletal muscle has been a core focus for delivery of DNA medicines via CELLECTRA® because it is mainly composed of large elongated cells that are non-dividing, meaning that longer-term expression can be obtained without integration of the gene of interest into the genome. We have generated pre-clinical and clinical evidence that muscle cells may have a capacity for secretion of proteins into the blood stream. Secreted therapeutic proteins may therefore act systemically and produce therapeutic effects in distant tissues of the body. In this respect, the muscle functions as a factory for the production of the biopharmaceutical needed by the body. We envision that delivery of DNA medicines by CELLECTRA® to muscle cells will circumvent the costly and complicated production procedures of viral gene delivery vectors, bacterial gene delivery vectors, protein-based drugs, conventional vaccines and monoclonal antibodies. This approach may provide long-term stable expression of a therapeutic protein or monoclonal antibody at a sustained level.
In addition to generating pre-clinical and clinical evidence that intramuscular DNA delivery can be effective for a number of immunotherapies, we are also exploring delivery to the skin as a relevant route of administration for DNA vaccines. Skin or intradermal administration is important and is becoming an attractive site for immunization given its high density of antigen presenting cells (APCs). Unlike muscle, skin is the first line of defense against most pathogens and is therefore rich in immune cells and molecules. Skin specifically contains certain cells that are known to help in generating a robust immune response. With intradermal delivery, we may be able to demonstrate a comparable immune response to muscle delivery. DNA medicine delivery into skin, or dermal tissue, is attractive given that the skin is the largest, most accessible, and most easily monitored organ of the human body, and it is highly immuno-competent, meaning that it is able to recognize antigens and mount an immune response to them.
Our CELLECTRA® Smart Delivery Systems
There are several configurations in the CELLECTRA® smart device family. The first configuration covers intramuscular (IM) delivery of DNA medicines; the second covers intradermal/subcutaneous delivery (ID) of DNA medicines. Smart devices with these configurations have been validated, manufactured under Current Good Manufacturing Practices (cGMP) and are being used in human clinical trials. We have filed device master files (MAF) with the U.S. Food and Drug Administration (FDA) covering the use of the CELLECTRA® smart devices in human clinical trials. These devices are intended to be used in combination with our DNA medicines.
Our CELLECTRA®-SP smart devices combine the functionality of our current generation of skin and intramuscular devices in clinical testing with enhanced form, design and portability. All components of the pulse generator and applicator are integrated into a cordless, rechargeable device. The rechargeable battery can enable immunization of several hundred subjects, making the device useful for mass vaccinations. The devices are designed to accommodate different electrode arrays to meet the requirements of the particular DNA medicine and targeted tissue for delivery.
Next-Generation Smart Device Development
We are also advancing a new generation of ID delivery devices called CELLECTRA®-3P. Currently used ID devices penetrate no more than 3 mm into the target tissue, compared to IM devices that go deeper. All of our current vaccine clinical studies are using these CELLECTRA®-3P smart devices.
We have been researching other avenues for needle-free, contactless technology for DNA medicine delivery. With the advancement of these devices our aim is to make DNA delivery amenable to mass prophylactic vaccination by decreasing dose levels, increasing tolerability of the vaccination, increasing the breadth of viable immunotherapy targets, and enhancing portability. Based on our data from preclinical studies of influenza, HIV, malaria, and smallpox antigens, we believe that DNA delivery with this newer generation of ID delivery, including surface electroportation (SEP) devices, has the potential to yield levels of immunogenicity in terms of both antibody and T cell responses and/or efficacy against a virus challenge that are comparable to IM delivery devices currently in clinical development.
In March 2016, we acquired needle-free jet injection technology, devices and intellectual property from Bioject Medical Technologies Inc. We are developing an integrated non-invasive delivery device combining Bioject’s jet injection technology with our needle-free SEP technology. Bioject’s needle-free devices, which use high pressure gas or springs to propel liquid medicine into skin, have been observed to have desirable utility, safety and tolerability attributes in preclinical studies and clinical trials. Under a prior research agreement, we had assessed the combination of Bioject technology with our new delivery system and generated compelling antigen expression and immune responses in animal studies.
In June 2019, we announced that the medical arm of the U.S. Defense Threat Reduction Agency (DTRA) will fund the further development of our new commercial ID delivery device. DTRA will provide $8.14 million of grant funding to support us in developing a small, portable, battery-powered ID device to be branded as CELLECTRA® -3PSP, which will be used in the administration of our vaccines and therapies, including DTRA-developed products. In addition to the development of CELLECTRA® _3PSP, this award will fund the investigation of DNA vaccines developed by the U.S. Army Medical Research Institute of Infectious Diseases (USAMRIID) using the new device.
Our DNA Medicines Development
Our primary focus is to advance and potentially commercialize our DNA medicine product candidates developed from our optimized plasmid design and delivery integrated technology platform. Using this platform, we are currently developing a number of DNA medicines for the prevention or treatment of HPV-associated diseases, cancer and infectious diseases. The table below summarizes the status of our product development programs.

Active DNA Medicines Development Programs
DNA Medicines and Immuno-Oncology
Background
There have been multiple technology advancements and product approvals that have highlighted the potential of immunotherapies to usher in a new era of cancer therapeutics. Monoclonal antibodies (mAbs) such as Herceptin® and dendritic cell therapy Provenge® for prostate cancer have had varying degrees of success. While a significant step forward, suitable monoclonal antibodies with desired characteristics have been difficult to design or identify and expensive to produce, and the technology does not lend itself to designing mAbs for many diseases. Dendritic or other cell-based therapy is a highly personalized medicine involving removing cells from the patient, modifying them, multiplying them, and then returning them to the body. In addition to the high cost and complex processes to manufacture products, a weakness of this approach is that it has not been shown to generate high levels of cancer-specific T cells.
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
Our Platform Progress to Date
VGX-3100 for the Treatment of HPV-related Precancerous Lesions
Overview and Background
Human papillomavirus, or HPV, is a sexually-transmitted, persistent infection with one or more high-risk (HR) genotypes of that virus can lead to, and thus are the causative agents responsible for, cervical pre-cancers (cervical dysplasia), cervical cancer, other anogenital cancers, and head & neck cancer, which is one of the most rapidly growing cancers in men. Scientific literature estimates that, at any given time, approximately 43% of the U.S. and world’s adult population is infected with HPV, and about 25% of adult men and 20% of adult women in the U.S. have a genital infection with one or more HR-HPV genotypes. The lifetime risk for acquiring an HPV infection of any genotype is about 70% in sexually active U.S. adults and about 80% worldwide.
HPV is the most common viral infection of the reproductive tract and is the major cause of cervical cancers. Almost 300 million women globally are estimated to be infected with HPV, with another 30 million additional cases that have progressed to the pre-cancerous stage. In the United States, an estimated 13,800 new cases of cervical cancer will occur in 2020, and an estimated 4,290 women will die of cervical cancer in 2020. Nearly 570,000 new cases of cervical cancer are diagnosed annually world-wide, and more than 311,000 women die from this cancer each year. Virtually all cases are linked with persistent infection with HPV. Challenges with acceptance, accessibility and compliance of vaccines to prevent HPV infection and the resulting pre-cancers and cancers have resulted in only about 40% to 60% of adolescent to young women being vaccinated in the United States, and even lower proportions have been vaccinated in some of the other countries around the world which have access to those vaccines.
While approximately 90% of HPV infections are ultimately cleared naturally by the body's own immune system, persistent cervical infection with one or more HR-HPV genotypes can lead to cervical high-grade squamous intraepithelial lesions (HSILs) and, if untreated, eventually invasive cervical cancer. Researchers have estimated the global prevalence of clinically pre-cancerous cervical HSILs at between 28 and 40 million. HPV-16 and HPV-18 are the two most prevalent high-risk types of HPV worldwide, causing the significant majority of HPV-related cancers. In the United States, HPV-16/18 are found in about 45% to 50% of all cervical HSILs and about 70% of invasive cervical cancers.
The estimated annual incidence of cervical HSIL caused by HPV-16 and/or HPV-18 is approximately 195,000 persons in the United States and 233,000 persons in Europe. We believe these patients represent a significant market opportunity for our product candidates. Cervical HSIL can currently only be treated by an invasive surgical procedure.
To prevent HPV infection, there is currently one FDA-approved preventive vaccine available in the United States, called Gardasil® 9. That vaccine protects against infection by nine total HPV genotypes, consisting of seven genotypes that confer high risk for cancer and two that confer risk for genital warts. However, preventive HPV vaccines cannot treat or protect those already infected with the same HPV genotypes, which is a large population. In addition, many girls and women eligible to be vaccinated have not been receiving these vaccines. In 2017, a U.S. national survey found that only 57% of girls aged 13-17 years were up to date with the HPV vaccine series. Currently there is no viable immunotherapy or drug to fight established HPV infection or treat cervical dysplasia and/or cancer caused by HPV.
Current management options for cervical HSIL are unappealing. The “watch-and-wait” process associated with low grade squamous intraepithelial lesions (LSIL, formerly called low-grade dysplasia or CIN 1) and in some young women with higher grade lesions (CIN 2) is a stressful approach. The only available treatment option for cervical HSIL is surgery, which involves ablating or cutting a women’s cervix to remove the pre-cancerous lesions. While surgical procedures are generally initially effective in removing lesions, they can lead to short-term adverse effects including cervical scarring, excess bleeding and infection, and to longer-term reproductive risks such as pre-term birth, miscarriage, and perhaps infertility. Current excisional and ablative procedures nearly double the overall risk of pre-term births from 5.4% to 10.7%, according to Kyrgiou et al in a major meta-analysis published June 2016 in the British Medical Journal. Anticipation of these procedures produces significant anxiety for patients, despite their doctor’s reassurances, and full recovery from surgery can take up to several weeks. Because surgery does not clear the underlying HPV infection, there is a 10-16% chance of high-grade pre-cancer lesion recurrence after surgery as a result of persistent HPV infection and/or incomplete removal of the lesion, with the persistent HPV infection being the better predictor of recurrence.
Our product candidate VGX-3100 is designed to significantly increase T cell immune responses against the E6 and E7 antigens of high-risk HPV types 16 and 18 that are present in both precancerous and cancerous cells transformed by these HPV types. E6 and E7 are oncogenes that play an integral role in transforming HPV-infected cells into precancerous and cancerous cells, thus making them appealing targets for T cell directed immunotherapy. The goal of VGX-3100 is to stimulate the body's immune system to mount a killer T cell response strong enough to cause the killing of cells producing the E6/E7 protein. The potential of such an immunotherapy would be to treat precancerous dysplasias caused by these HPV types.
VGX-3100 for the Treatment of Cervical High-Grade Squamous Intraepithelial Lesion (HSIL)
Phase 2b Study Results
In September 2015, we published clinical data from our randomized, placebo-controlled, double-blind Phase 2b study of VGX-3100 in The Lancet in a paper entitled, “Safety, efficacy, and immunogenicity of VGX-3100, a therapeutic synthetic DNA vaccine targeting human papillomavirus 16 and 18 E6 and E7 proteins for cervical intraepithelial neoplasia 2/3: a randomized, double-blind, placebo-controlled Phase 2b trial.” We initiated this study in March 2011 using our CELLECTRA® device in women with HPV type 16 or 18 and diagnosed with, but not yet treated for, cervical HSIL (also called high grade cervical intraepithelial neoplasia (CIN 2/3)).
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
Phase 2b Trial Design
The women in the Phase 2b study received either 6 mg of VGX-3100 or a placebo. VGX-3100 and placebo were administered using the CELLECTRA® device at months 0, 1 and 3. The study assessed efficacy by measuring regression of cervical lesions from CIN 2/3 to CIN 1 or normal in the treated versus control subjects. Immunological responses were also measured in this clinical study to assess the ability of this therapy to generate strong T cell responses in a larger, controlled study. Safety was also assessed.
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
There was also a high level of complete clearance of CIN 2/3 to that of a normal cervix. In a post-hoc analysis, CIN 2/3 resolved to no disease in 43 of 107 (40.2%) women treated with VGX-3100, compared to 6 of 36 (16.7%) who received placebo (p=0.006).
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
We also designed and manufactured a new smart delivery device, CELLECTRA®-5PSP, which is being used in our global Phase 3 clinical trial of VGX-3100. This smart device is a fully automated, smaller and user-friendly hand-held device. The new CELLECTRA®-5PSP smart device is being used in our ongoing VGX-3100 Phase 3 trial, which started in June 2017, and is being developed for potential commercial use.
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
In June 2019, we completed enrollment of 198 patients for the primary REVEAL 1 trial. Enrollment for the confirmatory REVEAL 2 trial is ongoing.
In May 2019, VGX-3100 was granted an Advanced Therapy Medicinal Product Certificate by the European Medicines Agency, or EMA, for quality and non-clinical data. The procedure of certification of quality and non-clinical data involves an assessment of the available data in view of future registration and the related European Scientific Data Requirements, not including any clinical data or benefit-risk assessment. The granted EMA's certificate confirms that our chemistry, manufacturing and controls (CMC) data and nonclinical results available to date overall comply with the scientific and technical standards for evaluating an EU Marketing Authorization.
VGX-3100 for the Treatment of Vulvar High-Grade Squamous Intraepithelial Lesion (HSIL)
Pre-cancerous lesions of the vulva, or vulvar intraepithelial neoplasia, or VIN, has less than a 5% rate of spontaneous, or natural, regression and there are no FDA approved non-surgical treatments. Surgery, the most common treatment, is associated with high rates of disease recurrence and can cause disfigurement, long-term pain, and psychological distress for the women who undergo the procedure. VIN recurs in approximately one of every two patients who undergo surgical treatment.
In April 2017, we commenced a Phase 2 trial to evaluate the efficacy of VGX-3100 in patients with VIN. This randomized, open-label Phase 2 clinical trial will assess the efficacy of VGX-3100 in 33 women with high-grade HPV-related vulvar lesions. VGX-3100 will be administered with our CELLECTRA® intramuscular delivery smart device. The primary endpoint of the study is histologic clearance of high-grade lesions and virologic clearance of the HPV virus in vulvar tissue samples. The study will also evaluate safety and tolerability of VGX-3100.
VGX-3100 for the Treatment of Anal or Perianal HSIL
Left untreated, anal HSIL may progress to cancer. Spontaneous regression of anal HSIL may occur, but only in the range of 20% to 29% of patients after one year of follow-up. Persistent infection with a high-risk HPV genotype is responsible for a large portion of anal cancer. In the United States, about 55% to 80% of anal HSIL cases are associated with HPV-16/18, and worldwide about 80% of anal HSIL cases are associated with HPV-16/18. In the United States, over 90% of anal cancer is attributable to HPV, and about 87% of those HPV anal cancers are attributable to HPV-16/18 specifically.
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
In May 2018, we commenced a Phase 2 clinical trial to evaluate VGX-3100 in patients who are HIV-negative with histologically confirmed anal or perianal HSIL, or anal intraepithelial neoplasia (AIN), associated with HPV 16 and/or 18. The open-label trial enrolled 24 patients who received 3 doses of VGX-3100 delivered by our intramuscular CELLECTRA® device. The primary endpoint of the study is histologic clearance of the high-grade lesions and virologic clearance of the HPV 16/18 virus in anal/perianal tissue samples.
In August 2018, in partnership with the AIDS Malignancy Consortium (AMC), we commenced a Phase 2 clinical trial to evaluate VGX-3100 in patients who are HIV-positive with histologically confirmed anal or perianal HSIL associated with HPV 16 and/or 18. The open-label trial will enroll approximately 75 patients who will receive 4 doses of VGX-3100 delivered by our intramuscular CELLECTRA® smart device. The primary endpoint of the study is histological regression of high-grade anal lesions to low-grade or normal. The trial is being fully funded by AMC.
VGX-3100 Immune Correlates and Biomarker Signatures
In November 2017, we announced that a post-hoc analysis of data generated from our Phase 2b trial of VGX-3100 identified immune correlates and biomarker signatures that were predictive of potential treatment success. Details of the new biomarker and immunologic data are highlighted in the peer-reviewed journal Clinical Cancer Research in the article, “Clinical and Immunologic Biomarkers for Histologic Regression of High-grade Cervical Dysplasia and Clearance of HPV-16 and HPV-18 after Immunotherapy,” by us and our academic collaborators.

In May 2019, we entered into a collaboration with QIAGEN N.V. to co-develop a liquid biopsy-based companion diagnostic for the related immune correlates and biomarker signatures to identify patients most likely to respond to VGX-3100.
ApolloBio Collaboration Agreement for VGX-3100 within Greater China
In December 2017, we entered into an amended agreement providing ApolloBio Corporation with the exclusive right to develop and commercialize VGX-3100 within Greater China (defined as China, Hong Kong, Macao and Taiwan). Additional details on the ApolloBio Agreement are provided below under "Business-License, Collaboration and Supply Agreements."
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
INO-3107 for the Treatment of Recurrent Respiratory Papillomatosis (RRP)
RRP is a rare disease (estimated at 15,000 active cases in the United States, including both juvenile and adult cases) that is characterized by the growth of tumors in the respiratory tract primarily caused by HPV-6 and/or HPV-11 genotypes. Epidemiologic data are limited, but published clinical reports suggest this disease occurs worldwide. Although benign, papillomas can cause severe, sometimes life-threatening airway obstruction and respiratory complications. A distinguishing aspect of this disease is the tendency for the papilloma to recur after surgical procedures to remove them. Left untreated, if RRP develops in the lungs, affected individuals can potentially experience recurrent pneumonia, chronic lung disease (bronchiectasis) and, ultimately, progressive pulmonary failure. In extremely rare cases (less than 1%), papillomas can become cancerous (malignant transformation) developing into squamous cell carcinoma. Additional symptoms of RRP can include hoarse voice, difficulty in sleeping and swallowing, and chronic coughing. RRP symptoms are usually more severe in children than in adults. In children, the disorder is most often diagnosed at or around the age of four years. In adults, the disorder occurs most often in the third or fourth decade.
On February 3, 2020, we announced the publication of clinical data from a pilot clinical study of INO-3106 (DNA medicine candidate targeting HPV 6-associated RRP) in the scientific journal Vaccines (MDPI). Study results demonstrated that INO-3106 generated immunogenicity and engagement and expansion of an HPV 6-specific cellular response, including cytotoxic T cells. Two out of two patients receiving INO-3106 who previously required approximately two surgeries per year for several years to manage this disease delayed their need for surgery, with one patient able to delay surgery for over a year and a half (584 days surgery-free) and the second remaining surgery-free for over two and a half years (915 days surgery-free).
In February 2020, we commenced an open-label, multicenter Phase 1/2 trial that will enroll approximately 63 subjects in the United States and will evaluate the efficacy, safety, tolerability and immunogenicity of INO-3107 (our new product candidate designed to treat both HPV 6 and 11-associated RRP) in subjects with HPV 6 and/or 11-associated RRP who have required at least two surgical interventions per year for the past three years for the removal of associated papilloma(s). For this study, adult subjects will first undergo surgical removal of their papilloma(s) and then receive four doses of INO-3107, one every three weeks. The primary efficacy endpoint will be a doubling or more in the time between surgical interventions following the first dose of INO-3107 relative to the frequency prior to study therapy. If we obtain sufficient safety and potential efficacy data in adults, we plan to expand the trial to include pediatric patients as well as a potential booster regimen.
In addition to initiating this efficacy trial, we also plan to seek orphan disease designation for INO-3107 from the FDA's Office of Orphan Products Development (OOPD). The FDA grants orphan designation to drugs and biologic products that are intended for the safe and effective treatment, diagnosis, or prevention of rare diseases or disorders that affect fewer than 200,000 people in the United States. Orphan disease designation can provide a drug developer with several benefits and incentives, including a period of marketing exclusivity if regulatory approval is ultimately received for the designated indication.
MEDI0457 (VGX-3100 + INO-9012) for the Treatment of HPV-Associated Cancers
Overview and Background
HPV is also associated with some head and neck cancers, especially those in the oropharynx and perhaps to some extent the larynx and oral cavity. The incidence of HPV-caused oropharyngeal squamous cell cancer (OPSCC) has increased significantly within the last 30 years in the United States, including a 225% increase from 1988 to 2004, an average annual increase of 14%. More recently, from 1999 to 2015, HPV-associated OPSCC incidence in the United States increased among men at an annual average rate of 2.7% and among women at an annual average rate of 0.8%, and by approximately 2009 the incidence of these HPV-associated mouth and throat cancers in men exceeded that of cervical cancers in women. Oropharyngeal cancer is the fastest-rising cancer among young white men in the United States, and U.S. men in general are about four times more likely than women to be diagnosed with HPV-associated oropharynx cancer. Increasing trends of the cancer in the United States are projected to continue at least through the year 2030. The estimated U.S. prevalence of HPV-caused oral cavity and pharynx cancer was approximately 108,000 cases in 2015.
In 2015, OPSCC was the most common HPV-associated cancer in the United States, with nearly 19,000 new cases diagnosed that year (15,479 cases among men and 3,438 cases among women). An estimated 53,260 new cases of this cancer in general, whether or not HPV-associated, are estimated to occur in 2020 in the United States, and an estimated 10,750 persons will die of this cancer in 2020. Worldwide, an estimated nearly 93,000 new cases of oropharyngeal cancer overall occurred in 2018, and about 25,400 to 29,000 cases per year of this cancer are HPV-associated.
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
Considering the several known cancers caused by HPV, the relative and total burden of those in terms of the annual U.S. average annual incidence rates and portions attributable to the HPV-16/18 genotypes for the period of 2008 to 2010 (the latest time period for which such HPV association and attribution data are available) are shown in the table below. In total for that period, an average of more than 30,000 cases of HPV cancers per year were diagnosed in the United States, and 80% (nearly 25,000) of those per year were specifically due to HPV-16/18 genotypes.
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
Annual Incidence of HPV-Attributable Cancers by Site Worldwide

MEDI0457 for the Treatment of Head & Neck Cancer
In June 2014, we initiated a Phase 1 clinical trial assessing the immunogenicity and safety of our product candidate INO-3112 (consisting of a combination of VGX-3100 and our product candidate INO-9012) in head & neck cancer patients. INO-3112 is now called MEDI0457, following our collaboration with AstraZeneca, described below. We added INO-9012, a DNA-based IL-12 immune activator, to VGX-3100 for this cancer study because our prior HIV vaccine clinical study had indicated that the addition of IL-12 to our DNA medicine could enhance the activation of CD8+ T cells.
We enrolled 22 adults with HPV16 and/or HPV18-positive head & neck squamous cell carcinoma (HNSCC) in this open-label Phase 1 trial. Patients were treated with four doses of MEDI0457 and then followed for safety, immune and clinical responses. In one part of the study, six patients were treated once with MEDI0457 before and after resection of their tumor. These patients received three additional doses subsequent to surgery and chemoradiation therapies. In the second part of the study, 16 patients were recruited into the study after their surgery and completion of chemotherapy and radiation therapy. These patients were treated with four doses of MEDI0457 and followed. Each MEDI0457 treatment was administered using our CELLECTRA® smart delivery system.
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
In October 2018, we announced a paper published in Clinical Cancer Research, a major cancer journal, detailing results of a patient with head and neck cancer treated with MEDI0457 who achieved a sustained complete response (full remission) on treatment with a subsequent PD-1 checkpoint inhibitor. In our sponsored study of 22 patients with head and neck squamous cell carcinoma we reported 91% (20/22) of patients showed T cell activity in the blood or tissue.
In January 2019, we announced that a second patient with HPV-related head and neck cancer treated with MEDI0457 in a Phase 1 trial achieved a sustained complete response (full remission) after subsequent treatment with a PD-1 checkpoint inhibitor.
Both patients who achieved full cancer remission were treated with four doses of synthetic DNA medicine as part of the Phase 1 trial. This response indicates that synthetic DNA medicine generated robust HPV16/18 specific CD8+ T cell responses in peripheral blood and increased CD8+ T cell infiltration in resected tumor tissue samples.
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
Collaboration with AstraZeneca
In August 2015, we formed a strategic collaboration with MedImmune, the global biologics research and development arm of AstraZeneca (AstraZeneca), focused on cancer immunotherapies. Under this agreement AstraZeneca licensed INO-3112 (renamed MEDI0457), to be studied in combination with selected immunotherapy molecules within its pipeline in HPV-associated cancers. See “Business- License, Collaboration and Supply Agreements” for additional information about the collaboration agreement.
In May 2017, we announced that AstraZeneca will conduct a Phase 1/2 clinical trial investigating the combination of MEDI0457 and durvalumab, a PD-L1 checkpoint inhibitor. The combination trial will enroll patients with metastatic HPV-related HNSCC with persistent or recurrent disease after chemotherapy treatment.
The open-label clinical trial is evaluating the safety and efficacy of the combination therapy in 35 subjects with metastatic head and neck cancer at multiple U.S. sites. Subjects will receive multiple doses of MEDI0457 and durvalumab. The primary endpoints of the trial are safety and objective response rate. The trial will also evaluate immunological impact, progression-free survival and overall survival. The Phase 2 portion of this study was initiated in December 2017, and this initiation triggered a $7 million milestone payment from AstraZeneca to us.
In December 2018, we announced the dosing of the first patient in an open-label, Phase 2 combination trial to evaluate MEDI0457, in combination with durvalumab, in patients with HPV-associated cervical, anal, penile and vulvar cancers. This trial, which is being funded by AstraZeneca, has an estimated total enrollment of 77 patients.
The first dosing of a cervical cancer patient in this trial resulted in an additional $2.0 million milestone payment from AstraZeneca to us in 2018. A first dosing of a patient with a third distinct HPV-associated cancers other than H&N or cervical triggered another $2.0 million milestone payment in April 2019.
Under our collaboration agreement, AstraZeneca will fund all of the costs of developing MEDI0457.
INO-5151 (INO-5150 + INO-9012) for the Treatment of Prostate Cancer
In the United States in 2020, there will be an estimated 191,930 new cases of prostate cancer and more than 33,330 deaths occurred due to this cancer. Worldwide in 2018, an estimated 1.28 million new cases of and nearly 360,000 deaths occurred due to this cancer.
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
In July 2019, we announced a clinical collaboration agreement with Parker Institute for Cancer Immunotherapy (PICI) and the Cancer Research Institute (CRI) in which our prostate cancer immunotherapy candidate INO-5151 will be combined with an immune modulator (CDX-301, FLT3 ligand, a dendritic cell mobilizer) and a PD-1 checkpoint inhibitor (nivolumab) targeting metastatic castration resistant prostate cancer (mCRPC) in a PICI sponsored platform study. INO-5151 is a combined formulation of INO-5150 (with SynCon® antigens encoding for PSA and PSMA) and INO-9012 (DNA vector expressing interleukin 12).
This combination trial is an open-label, non-randomized, exploratory platform study designed to assess the safety and antitumor activity of multiple immunotherapy based combinations in participants with mCRPC who have received prior secondary androgen inhibition. This study will evaluate biomarkers of immune activity and clinical outcomes using a multi-omic, multi-parameter approach. Our immunotherapy is one arm (Cohort C) of this broad PICI-supported study, which is a multi-arm, multi-stage platform design.
Under the agreement, PICI will design and execute the clinical study, working in collaboration with its established network of the most pre-eminent clinical academic and industry cancer centers, and with funding support from CRI. Based on PICI's novel approach to accelerating studies of cancer immunotherapies, we will provide financial contributions based on the actual costs of the study, if our product(s) studied under the collaboration reaches the initiation of a Phase 3 study.
INO-5401 for the Treatment of Glioblastoma Multiforme (GBM)
INO-5401 is an immunotherapy consisting of three tumor-associated antigens: hTERT, Wilms' tumor gene (WT1) and PSMA. The National Cancer Institute previously highlighted WT1, hTERT and PSMA among a list of attractive cancer antigens, designating them as high priorities for cancer immunotherapy development. WT1 was at the top of the list. The hTERT antigen relates to 85% of cancers and WT1 and PSMA antigens are also widely prevalent in many cancers.
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
We are developing INO-5401 for the treatment of GBM, a devastating disease for both patients and caregivers. GBM is the most aggressive brain cancer and its prognosis is extremely poor, despite a limited number of new therapies approved over the last 10 years. The latest available U.S. data for GBM is for the period of 2011 to 2015, when an average annual number of reported new cases was 11,229. The median overall survival for patients receiving standard of care therapy is approximately 15 months, and the average five-year survival rate is only 5.8% for urban residents and only 3.9% for rural residents.
In June 2018, we dosed the first patient as part of a Phase 1/2 immuno-oncology trial in patients with newly diagnosed GBM. The trial is designed to evaluate INO-5401 and INO-9012, in combination with cemiplimab (REGN2810 or Libtayo®), a PD-1 inhibitor developed by Regeneron Pharmaceuticals.
The open-label trial of 50 newly diagnosed GBM patients is being conducted at approximately 25 U.S. sites, and the primary endpoint is safety and tolerability. The study will also evaluate immunological impact, progression-free survival and overall survival.
In November 2019, we provided interim results from the Phase 2 study of newly diagnosed GBM patients. Key interim data from the 52-patient clinical trial showed that 80% (16 of 20) of MGMT gene promoter methylated patients and 75% (24 of 32) of unmethylated patients were progression-free at six months (PFS6) measured from the time of their first dose, substantially exceeding historical standard-of-care data.
This immunotherapy combination with a PD-1 checkpoint inhibitor also exhibited supportive safety, tolerability, and immunogenicity data and suggested a safety profile consistent with that of Libtayo® and our other product candidates. The majority of patients tested had a T cell immune response to one or more tumor-associated antigens encoded by INO-5401. Immune responses to all three tumor-associated antigens were demonstrated in this study.

In July 2019, we announced the discontinuation of our Phase 1/2 study of INO-5401 in advanced bladder cancer. Although the bladder trial had yet to provide evaluable data, we decided to discontinue the study primarily due to several new therapeutic alternatives that have been approved, or that we believe are likely to be approved, for patients since the trial's design and inception.
Infectious Disease Product Candidates
Our product development platform also allows for rapid design, pre-clinical testing, manufacturing and clinical development of our vaccine and immunotherapy product candidates. In 2016, we were the first entity able to advance a Zika vaccine into human clinical trials, just 4.5 months after World Health Organization, or WHO, declared the emerging Zika infections to be a Pandemic Health Emergency of International Concern. Previously, we led the development of the first MERS vaccine in human clinical trials. More recently, our product platform and SynCon® sequencing capabilities allowed us to rapidly respond to the coronavirus outbreak of 2020, as we began preclinical testing in January 2020 and have started preparations for clinical product manufacturing. We believe that our development platform is well positioned to support global health agencies in order to develop preparedness countermeasures against bioterrorism and/or emerging pandemic agents.
HIV
Overview
Since its discovery in 1981, HIV, the virus which causes AIDS, has killed an estimated 23.6 million to 43.8 million people. Worldwide in 2018, there were an estimated 1.4 million to 2.3 million new HIV infections and 570,000 to 1.1 million deaths due to HIV. That year worldwide, an estimated 32.7 million to 44.0 million people were living with HIV worldwide. In 2018 in the United States and dependent areas (including Washington, DC and Caribbean and Pacific territories), 37,832 people received an HIV diagnosis. At the end of 2017, about one million people in the United States were living with HIV.
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
Noting that many long-term survivors have high counts of killer CD8+ T cells, the HIV vaccine and immunotherapy field has turned to stimulating the immune system to generate those cells. Recent HIV vaccine candidates used an adenovirus (a common human cold virus) genetically modified to contain code for HIV antigens to prevent viral replication. These vaccines have proven to not be effective. Somewhat recently, the RV-144 trial, which employed an ALVAC™ (canary pox) vaccine prime followed by a protein vaccine boost, demonstrated 30% efficacy in preventing acquisition of infection amongst the vaccinated population compared to the control group. Although the efficacy was relatively modest, the finding for the first time showed that an immunotherapy may be able to combat spread of HIV and has spurred the development of newer immunotherapy candidates. However, quite recently the HVTN 702 Uhambo trial, which was assessing a prime-boost vaccine based on the regimen tested in the RV144 trial, was halted for new administrations of vaccine due to a non-safety finding of non-efficacy by the trial’s independent data and safety monitoring board (DSMB). Therefore, we continue to believe, that a different approach is needed to develop an effective vaccine or immunotherapy for HIV.
Preclinical and Clinical Development - HIV
PENNVAX®-GP - Preventive and Therapeutic Immunotherapies
PENNVAX®-GP is a developmental vaccine intended to prevent and treat HIV strains present in Africa, Asia, Europe, and North America. Using our SynCon® technology, it has been optimized to target two env antigens, as well as gag and pol antigens. This comprehensive targeting gives PENNVAX®-GP the potential to provide global coverage against HIV-1 subtypes. PENNVAX®-GP is delivered intramuscularly using our CELLECTRA® smart delivery device. The development of the PENNVAX®-GP program was funded by a seven-year, $25 million NIAID contract to us and our collaborators.
In September 2015, the first patient was dosed in a Phase 1 trial to evaluate the safety and tolerability of PENNVAX®-GP. This trial was conducted in collaboration with the HIV Vaccine Trials Network (HVTN). The trial measured immune responses following administration of the vaccine in four groups of healthy subjects receiving the vaccine with and without an immune activator (IL-12) and delivered into muscle or skin using our CELLECTRA® smart delivery technology.

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
In addition to our NIAID contract that funded our Phase 1 clinical trial of PENNVAX®-GP, in 2015, we and our collaborators were awarded an additional $16 million Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant from the NIAID. We are using this additional grant to design and test new PENNVAX® envelope constructs with our DNA-based immune activator encoding novel cytokine genes in a prime-boost strategy with recombinant HIV envelope proteins. Our collaborators are assessing different combinations in preclinical models with the goal of generating high levels of neutralizing antibodies mirroring the robust CD8+ T cell responses generated by our PENNVAX®-B DNA vaccine in previously published clinical studies. The overall goal of this project is to further build upon this important HIV vaccine approach as well as to gain fundamental insight into new technologies to improve vaccination outcomes.
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
In August 2018, we announced that the first participant had been dosed with PENNVAX®-GP in a Phase 1/2 clinical trial designed to evaluate its ability to drive remission of HIV infection. This Phase 1/2 HIV trial is a randomized, double-blinded, placebo-controlled study. The trial is divided into two cohorts and all vaccines are being delivered via the CELLECTRA® smart device. In the main study (Cohort A), 45 HIV-infected adults who initiated antiretroviral therapy during chronic infection will receive either PENNVAX-GP, another vaccine formulation that contains only Gag/Pol antigens, or a placebo. Both vaccines are also co-administered with INO-9012. In the single arm and uncontrolled second study (Cohort B), individuals who initiated antiretroviral therapy during acute HIV infection will receive PENNVAX-GP together with INO-9012.
In October 2018, we announced preliminary results from the Phase 1/2 trial, in which PENNVAX®-GP delivered via intradermal route resulted in durable and robust antibody and T cell immune responses measured throughout the duration of the study. In this study, PENNVAX-GP plasmids were delivered intradermally or intramuscularly with CELLECTRA® smart device in healthy volunteers. PENNVAX-GP delivered intradermally (ID) with CELLECTRA® generated equivalent or superior immune responses compared to the delivery via intramuscular (IM) route using the same delivery device, with ID delivery using only one-fifth of the dose compared to IM delivery.
HIV dMAb®
In July 2016, we announced that our DNA-based monoclonal antibody technology will be deployed to develop product candidates that could be used alone and in combination with other immunotherapies in the pursuit of new ways to treat and potentially cure infection from HIV. See the section below titled "Synthetic DNA-based Monoclonal Antibodies" for more details on this technology.
Ebola Virus Disease (EVD)
Overview
The Ebola virus causes one of the most virulent viral diseases, with case fatality rates averaging 50% but approaching up to 90% in past outbreaks in areas with no or under-developed health care. Ebola can spread through human-to-human transmission by direct contact with the blood, secretions, organs or bodily fluids of an infected individual and with surfaces or materials that contain the contaminated fluids of an infected person, such as bedding and clothing. It is capable of causing death within two to twenty-one days of exposure. In November 2019, the first conditional approval was issued for a preventive vaccine against Ebola Virus Disease (EVD). This approval was from the European Medicines Agency (EMA) for the vaccine ERVEBO®. That same month, the World Health Organization (WHO) pre-qualified that vaccine for use in high-risk countries. In the next month, the FDA approved that vaccine. However, there are no proven effective therapeutic treatments for Ebola. In addition, various experimental approaches have already been associated with undesirable side effects and limited ability to scale manufacturing.
According to the U.S. Centers for Disease Control and Prevention (CDC), the 2014 West Africa Ebola epidemic was the largest in history, resulting in 28,610 suspected and confirmed cases and 11,308 deaths as of June 2016, when it was declared over.
In 2018, two Ebola outbreaks occurred, both in the Democratic Republic of Congo (DRC). The first of these outbreaks was declared in May and was relatively well-contained and short-lived, with a total of 54 cases and 33 deaths through the declared end of the outbreak in July. However, the second outbreak (the North Kivu outbreak), which was declared in August, persisted and continues into 2020. This second outbreak became the second largest Ebola outbreak in history, with a total of 3,444 cases, 2,264 deaths, and many thousands of contacts having been followed as of February 2020. On that date, approximately 620 contacts were being followed. This particular outbreak has a 66% case fatality rate as of February 2020. Of the confirmed plus 134 probable cases through that date, about 172 (5%) have been health care workers. As of January 2019, of the 63 health workers which had become infected with Ebola virus 21 of them have died.
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
In May 2015, we and our collaborators initiated a Phase 1 clinical trial of INO-4212, an Ebola DNA vaccine to evaluate its safety, tolerability and immune responses in 75 healthy subjects divided into five study arms. INO-4212 consists of two optimized SynCon® DNA plasmids coding for the Ebola glycoprotein antigen from circulating Ebola strains from 1975-2014. The study was designed to evaluate INO-4212 and its components INO-4201 and INO-4202, alone or in combination with INO-9012, delivered into muscle or skin using our proprietary DNA smart delivery technology.
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
In October 2018, we announced that INO-4212 provided 100% protection following a challenge with a lethal dose of the Ebola virus in a preclinical study. An article in the Journal of Infectious Diseases highlights that regimens of the INO-4212 vaccine delivered by intramuscular administration provided 100% protection against a lethal Ebola challenge in all preclinical animals. In a separate study, two injections by intradermal administration generated strong immunogenicity and provided 100% protection against a lethal Ebola challenge. In the study, scientists observed that vaccination induced long-term immune responses in monkeys that were detectable for at least one year after the final vaccination.
In March 2019, Phase 1 clinical data of our Ebola vaccine candidate INO-4201 was published in The Journal of Infectious Diseases, in the article entitled, "Intradermal SynCon® Ebola GP DNA Vaccine is Temperature Stable and Safely Demonstrates Cellular and Humoral Immunogenicity Advantages in Healthy Volunteers." We believe that this study, which is being fully funded by U.S. Defense Advanced Research Projects Agency (DARPA), further supports the advancement of the intradermal delivery platform for emerging infectious diseases. Significantly, intradermal (skin) administration with our CELLECTRA® smart delivery device resulted in 100% of evaluable subjects in the study generating antigen-specific antibody responses that persisted for more than one year in most subjects and generated T cell responses equivalent to or better than the group that received intramuscular delivery. We believe these published data further validate the tolerability, potency, and product stability advantages of our vaccine and immunotherapy platform.
Our Ebola vaccine candidate was evaluated in five groups of healthy subjects. Of 70 evaluated subjects, 67 (96%) seroconverted and mounted a strong antibody response to the Ebola glycoprotein antigen following the three dose immunization regimen; 52 subjects (74%) seroconverted after only two doses.
Significantly, in the study arm using intradermal (skin) administration, 13 of 13 evaluable subjects (100%) generated antigen-specific antibody responses after only two doses and all remained seropositive after three immunizations.
To date INO-4201 has been well-tolerated and has not demonstrated systemic serious adverse effects, such as fever, joint pain, and low white blood cell counts, reported in association with some viral vector-based Ebola vaccines currently in development.
Middle East Respiratory Syndrome (MERS)
Overview
MERS is a viral respiratory illness first reported in Saudi Arabia in 2012. MERS appears to have been transmitted from an animal reservoir to humans but human to human transmission has been confirmed. This communicable virus has not been shown to spread in a sustained way in communities, but rapid spread in the nosocomial setting, such as emergency rooms and/or hospitals without adherence to state-of-the-art infection control practices, can result in outbreaks with many cases, including super-spreading events. Like the severe acute respiratory syndrome (SARS)

outbreak in 2003, which made approximately 8,000 people ill and was fatal in nearly 10% of those cases, MERS is caused by a coronavirus and appears to cause a severe lung infection. However, the case-fatality rate (death rate) of MERS has typically been between 30% and 40%, which is significantly higher than that of SARS. While the SARS epidemic in 2003 killed 10% of those who became ill from the SARS virus, MERS has killed approximately 34% of people who people who became ill from the MERS virus from 2012 to January 2020. MERS differs in that it also causes rapid kidney failure. Its high death rate has caused serious concern among global health officials.
Despite the continuing threat of MERS outbreaks, there are no licensed vaccines or treatments for MERS. Since the virus was first identified in Saudi Arabia in 2012, the World Health Organization reports 2,519 laboratory-confirmed cases of MERS and 866 deaths from MERS worldwide as of January 2020. Twenty-seven countries have reported cases, including Korea where an outbreak in the summer of 2015 resulted in 186 cases and 38 deaths. The majority of MERS cases reported in the world by country have been reported from the Kingdom of Saudi Arabia, with a total of 2,121 cases, 788 associated deaths, and a case-fatality rate of 37% from 2012 through January 2020. Of those cases to date in Saudi Arabia, nearly 20% have been in healthcare workers.
Preclinical and Clinical Development - MERS
In November 2013, we announced that preclinical testing of our SynCon® MERS vaccine candidate, INO-4700 (GLS-5300), had induced robust and durable immune responses in mice, demonstrating the potential for such a vaccine to prevent and treat this deadly virus. DNA medicine constructs targeting multiple MERS antigens were designed using our SynCon® vaccine platform with the goal to universally protect against multiple strains of MERS, which has been shown to have diverse genetic variants. These SynCon® constructs were administered via our CELLECTRA® smart delivery technology.
A consensus MERS "spike" protein vaccine construct was created based on multiple strains of the MERS virus.  Our MERS DNA medicine was immunogenic in mice and seroconversion was observed in all animals. The antibodies generated by the vaccine in 100% of mice (20 of 20) were able to neutralize or completely block actual infection of MERS virus in the cells, demonstrating the protective potential of this vaccine. In contrast, none of the 10 unvaccinated mice in the control group generated neutralizing antibodies.
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
In February 2016, we and our collaborator GeneOne commenced a Phase 1, dose-escalation clinical trial of INO-4700 (GLS-5300) in 75 healthy volunteers at the Walter Reed Army Institute of Research (WRAIR) in Maryland. The primary and secondary goals of this first-in-man Phase 1 trial are to obtain safety and immunogenicity data. This trial represents the first MERS vaccine to be tested in humans for this disease that has no approved vaccines or treatments.
In December 2016, we announced that the International Vaccine Institute (IVI) will provide new funding and support to further advance the clinical development of INO-4700 (GLS-5300). IVI will add technical, laboratory and financial support for INO-4700 (GLS-5300) clinical trials in Korea with the goal to advance clinical testing toward emergency use authorization by the Korean government as well as authorities of other countries. This collaborative funding is part of a grant from the Samsung Foundation to IVI to support the development of a MERS vaccine for emergency use in Korea and internationally.
In April 2018, we announced a collaboration with The Coalition for Epidemic Preparedness Innovations (CEPI) under which we will develop vaccine candidates against MERS. CEPI will fund up to $56 million of costs to support our pre-clinical and clinical advancement through Phase 2 of INO-4700. The goal of the collaboration is for the MERS vaccine to be available as soon as possible for emergency use.
In June 2018, we announced positive results from the Phase 1 trial of INO-4700 (GLS-5300) for MERS. In the trial, treatment with INO-4700 (GLS-5300) was well tolerated and resulted in overall high levels of antibody responses in roughly 95% of subjects, while also generating broad-based T cell responses in nearly 90% of study participants. Antibody responses were observed in 94% of subjects at week 14 (two weeks after the third dose). Additionally, there were no statistically significant dose-dependent differences in antibody response rates (91%, 95%, and 95% at doses of 0.67, 2, and 6 mg, respectively). Durable antibody responses were also maintained through 60 weeks following dosing. These results were published in The Lancet Infectious Diseases in a peer-reviewed article entitled, "Safety and immunogenicity of an anti-Middle East respiratory syndrome coronavirus DNA vaccine: A phase 1, open-label, single-arm, dose-escalation trial."
In September 2018, we announced the dosing of the first subject in a Phase 1/2a study of INO-4700 (GLS-5300) for MERS in South Korea funded by IVI.
Zika Virus
Overview
First identified in the late 1940s in Uganda, Zika virus subsequently spread to equatorial Asia in 1969 and then rapidly spread through the Pacific, and still later, in the 2014-2016 period, to and through South America, Central America and the Caribbean. In the end of that period, Zika virus emerged in two portions of the continental United States (extreme Southeastern Florida and extreme South Texas). Zika virus is a flavivirus, a family of viruses including yellow fever, dengue, and West Nile virus, which are introduced to people through mosquito bites. Because the Aedes species of mosquitoes that spread Zika virus are found in much of the world, there is concern that the virus will spread to new countries and cause additional outbreaks. There is also concern that Zika spreads sexually in humans, at least by males to females, as has been reported for some returning travelers and documented in multiple studies. In February 2016, the WHO stated that 39 countries had reported locally acquired circulation of the Zika virus since January 2007. Geographical distribution of the virus since expanded, though the incidence of infections declined significantly since the 2014-2016 emergence in the Americas. In 2019, there were no confirmed Zika virus disease cases in the United States. However, currently the CDC still lists at least 92 countries and territories as having risk of Zika virus infection and notes that the virus has potential risk in those areas. No vaccine or drug therapy currently exists for the Zika virus.
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
In January 2016, we and GeneOne announced a joint research collaboration with academic collaborators of a SynCon® Zika vaccine known as INO-4600 (GLS-5700).
Preclinical Studies - Zika Virus
In February 2016, we announced that INO-4600 (GLS-5700) administered using our CELLECTRA® smart delivery device resulted in seroconversion, or the development of detectable specific antibodies in the blood, in all vaccinated mice. The vaccinations also generated robust and broad T cell responses as analyzed by the standardized T cell ELISPOT assay. In data reported in May 2016, two doses of INO-4600 (GLS-5700) delivered either intramuscularly or intradermally resulted in seroconversion, in all vaccinated non-human primates and broad T cell responses as analyzed by the standardized T cell ELISPOT assay.
These results were later published in Nature Partner Journals (npj) Vaccines in November 2016. Additional data indicated that, in the study, INO-4600 (GLS-5700) protected animals from infection, brain damage and death. No INO-4600 (GLS-5700) vaccinated animals were infected with Zika after exposure to the virus. In addition, vaccinated mice were protected from degeneration in the cerebral cortex and hippocampal areas of the brain while unvaccinated mice showed significant degeneration of the brain after Zika infection.
In another preclinical study, the results of which were published in June 2017, INO-4600 (GLS-5700) was observed to have protected against Zika virus-induced damage to testes and sperm, and prevented persistence of the virus in the reproductive tract of all vaccinated male mice challenged with a high dose of the Zika virus. This preclinical study data was published in Nature Communications in an article entitled, “DNA Vaccination Protects Mice Against Zika Virus-Induced Damage to the Testes.”
Phase 1: 40 Patient Zika Study in U.S. & Canada

In June 2016, we were the first to commence a human Zika trial in healthy adult volunteers, with sites in the U.S. and Canada, with the first subject dosed in July. This Phase 1, open-label, dose-ranging study of 40 healthy adult volunteers was designed to evaluate the safety, tolerability and immunogenicity of INO-4600 (GLS-5700) administered with CELLECTRA®-3P, our intradermal smart delivery device.
In this Phase 1 trial, a total of 40 participants (two groups of 20 each) received INO-4600 (GLS-5700) in a 1 mg or 2 mg dose. The vaccine was administered in 0.1 ml intradermal injections. In October 2017, we announced positive safety and immune response results from the Phase 1 trial. The INO-4600 (GLS-5700) Zika vaccine induced binding antibodies in 100% of the participants after a three-dose vaccination regimen and in 95% after two doses of vaccine. In addition, neutralizing antibodies were observed in more than 95% of the serum samples that were assayed on neuronal-cell targets. Serum samples from vaccinated subjects when subsequently transferred to mice were found to be protective from death and illness in more than 90% of animals after they were challenged with a lethal dose of the Zika virus. These results appeared in the New England Journal of Medicine in the article, “Safety and Immunogenicity of an Anti-Zika Virus DNA Vaccine.”
Phase 1: 160 Patient Zika Study in Puerto Rico
In August 2017, we and GeneOne initiated a second clinical trial of INO-4600 (GLS-5700). In this second trial, we have enrolled 160 subjects in Puerto Rico, where the Zika virus outbreak was declared a public health emergency. In this placebo-controlled, double-blind trial involving healthy adult volunteers, 80 subjects received INO-4600 (GLS-5700) and 80 subjects received placebo. The study is evaluating the safety, tolerability and immunogenicity of INO-4600 (GLS-5700) administered with our CELLECTRA®-3P smart device. We are also assessing differences in Zika infection rates in participants given either placebo or vaccine as part of an exploratory endpoint.
Zika dMAb®
In December 2016, we received a sub-grant through The Wistar Institute to develop a DNA-based monoclonal antibody designed to provide a fast-acting treatment against Zika infection and its debilitating effects. The goal of this program, which was funded by the Bill & Melinda Gates Foundation, is to develop a Zika dMAb® through human clinical trials. In the first quarter of 2019, we dosed our first subject with a Zika dMAb. See the section below entitled "Synthetic DNA-based Monoclonal Antibodies" for further information on our DNA-based monoclonal antibody program.
Lassa Fever
Overview
Lassa fever, also known as Lassa hemorrhagic fever, is an acute viral disease which occurs mostly in West Africa. The disease can cause a range of outcomes including fever, vomiting, and swelling of the face, pain in the chest, back and abdomen, bleeding of various parts of the body including the eyes and nose, and death. This infection is spread through contact with infected rodents. Person to person transmission is also possible, via bodily fluids, albeit less common. Lassa virus infection in West Africa is estimated to affect 300,000 people annually, resulting in approximately 5,000 deaths, as disease and infection surveillance has been poor. Because of difficulties in diagnosing Lassa fever and the remoteness of many areas in which the disease occurs, the numbers of cases and deaths are likely under-reported. Though the majority (about 80%) of Lassa virus-infected persons are asymptomatic or have mild symptoms, the infection can be quite serious to fatal in others. There are no licensed vaccines or treatments specifically for Lassa. The case-fatality among patients hospitalized for Lassa fever is about 15% to 20%, and in some epidemics case-fatality has reached 50% in hospitalized patients, such as in the 2015-2016 Nigeria portion of the West Africa outbreak. Of the survivors of Lassa fever, about one-third have sudden-onset hearing loss. In Nigeria, an unprecedented outbreak occurred in 2018, with more cases recorded and reported in the first two months than in any previous full year there. From January 1 to December 31, 2018, a total 633 confirmed and 20 probable cases were reported to the Nigeria Centre for Disease Control with 171 deaths among confirmed cases and 20 in probable cases, yielding a 27% case-fatality rate in confirmed cases. In 2019 in Nigeria, 810 confirmed cases were reported, and among those 167 died -- yielding a case-fatality rate of 20.6% that year.
Clinical Studies
In May 2019, we dosed our first patient in our Phase 1, first-in-human clinical trial to evaluate INO-4500, a DNA candidate vaccine to prevent infection from the Lassa virus. In 2019, we fully enrolled 60 volunteers in this placebo controlled, blinded, dose escalation study evaluating INO-4500 for safety, tolerability and immune responses. This trial represents the first Lassa candidate vaccine to enter the clinic. Our sponsored trial, as well as our INO-4500 program, is fully funded through the global partnership with CEPI that we entered into in April 2018.

If the results of this study are positive, we expect to advance INO-4500 into both Phase 1b and Phase 2 field trials in endemic countries of West Africa. If satisfactory Phase 2 data are achieved, CEPI, in cooperation with local regulatory authorities and the WHO, could be able to stockpile the vaccine for future use throughout the region.
COVID-19 (Coronavirus Disease 2019), Caused by the SARS-CoV-2 Virus
Overview
A novel Coronavirus emerged in the human population in Wuhan City, China in November-December 2019. On December 31, 2019 the WHO China Office was informed of a number of pneumonia cases of unknown etiology appearing in the previous few days in Wuhan, China. On January 8, 2020, Chinese scientists announced the identification of a new Coronavirus associated with this pneumonia outbreak, and on January 11, they publically shared the genetic sequence of that new virus. The new virus was temporarily referred to as “2019-nCoV” and “2019 novel coronavirus,” among other names, but subsequently was named SARS-CoV-2 due to the large similarity of its genetic sequence with that of the original severe acute respiratory syndrome coronavirus (SARS coronavirus or SARS-CoV). The new virus is a member of the genus of Coronaviruses, which is comprised of seven known viruses that can infect and make humans ill, including Middle East Respiratory Syndrome Coronavirus (MERS-CoV) and Severe Acute Respiratory Syndrome Coronavirus (SARS-CoV). This novel coronavirus is part of the Coronaviridae family of viruses that include the high risk viruses MERS-CoV and SARS-CoV, and four other lower risk coronaviruses which can cause the common cold. The disease caused by the SARS-CoV-2 novel coronavirus was subsequently named “COVID-19” (coronavirus disease, 2019).
Since the emergence of this novel virus, the virus has quickly spread throughout China and on to many other countries. As of February 28, 2020, a total of 53 countries/areas had reported at least one confirmed case, with at least one case from all continents of the world except for Antarctica. A total of 83,694 confirmed cases had been reported by that date worldwide to the WHO, with a total of 2,861 deaths reported of the confirmed cases. Also as of that date, about 94% of the cases cumulatively were reported from mainland China, but the nearly 4,900 cases had been reported from other countries/areas including the United States (59 cases), Japan, South Korea, several countries in Europe including Germany, France, the UK, and Spain, India, several countries in the Middle East, Australia, three countries in Africa including Egypt and Nigeria, and Brazil. In several of the countries outside of mainland China, as of that date very rapid spread and a high case count have occurred including in South Korea (2,337 cases), Japan (about 900 cases including on land and a cruise ship), Italy (650 cases), and Iran (245 cases). During this emergence, the WHO declared a Public Health Emergency of International Concern (PHEIC) and the U.S. declared a Public Health Emergency.
The preliminary data on the case fatality for COVID-19 indicate it is about 3.8%, which is significantly lower than that of SARS (10%) and MERS (about 34%), but significantly higher than for seasonal influenza (0.1%). Preliminary estimates of the reproductive number (R0), or the average number of persons one infected person in turn infects, of SARS-CoV-2 range from 2.2 to somewhat above 4.0, with an average of about 3.8. The R0 for this novel coronavirus thus appears to be significantly higher than that of MERS-CoV (< 1.0) and SARS-CoV (about 2.0). It is the combination of the significant R0 and significant case fatality rate that makes this new coronavirus and disease a very significant, acute international threat. On February 28, 2020 the WHO raised its risk assessment level for spread and impact to “very high at a global level” - the highest such level the WHO declares for an infectious disease.
Preclinical Development
In January 2020, CEPI awarded us a grant of up to $9 million to develop a vaccine against SARS-CoV-2/COVID-19. We anticipate this initial CEPI funding will support our preclinical and clinical development through Phase 1 human testing in the United States of INO-4800, our new coronavirus vaccine candidate matched to the outbreak strain.
We are also collaborating with Beijing Advaccine Biotechnology Co. to advance the development of INO-4800 in China. The goal of this collaboration is to leverage Beijing Advaccine's expertise to run a Phase 1 trial in China in parallel with our clinical development efforts in the United States. We will also work with Beijing Advaccine to attract additional grant funding and further collaborations with larger vaccine companies in China to increase the speed of future testing of INO-4800.
We believe we may be in a position to begin human clinical trials in the United States in April 2020, subject to approval from the FDA, and soon thereafter in China and South Korea subject to approval of applicable regulatory authorities. Our goal is to produce up to one million doses of a potential vaccine by the end of 2020, with our existing capacity and contract resources, for further clinical trials or emergency use.
Other Development Candidates
INO-1400 for the Treatment of Multiple Solid Tumor Types (hTERT antigen)

Human telomerase reverse transcriptase (hTERT) is a significant cancer immunotherapy target. High levels of hTERT have been detected in more than 85% of all human cancers, including breast, lung, and pancreatic cancers, while normal cells showed undetectable levels of telomerase expression. Immunological analysis indicated that hTERT is a widely applicable target recognized by T-cells and can be potentially used as a universal cancer immunotherapy. In 2020, over 565,000 new cases of breast, lung, or pancreatic cancers are estimated to collectively occur in the United States and about 225,000 people are estimated to die from these cancers collectively. Worldwide in 2018, more than 4.6 million new cases of these cancers occurred and more than 2.8 million people died from these cancers collectively. Despite available treatments, mortality rates remain unacceptably high in these tumor types. In addition, many existing treatment modalities are associated with significant adverse events.
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
Liver cancer is the fourth most common cause of death from cancer worldwide, and it kills the vast majority of patients within five years of diagnosis in the U.S. An estimated more than 841,000 new cases arose in 2018 worldwide. Liver cancer is estimated to have 42,810 new cases and kill more than 30,000 persons in the U.S. in 2020. One of the major causes and risk factors for liver cancer is infection by hepatitis B. Chronically infected individuals may develop a permanent scarring of the liver, a condition called cirrhosis. Liver cirrhosis can evolve into hepatocellular carcinoma, which claimed an estimated 780,000 lives worldwide in 2018.
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
INO-8000 (GLS-6150) for the Treatment of Hepatitis C Virus
Hepatitis C virus can cause both acute and chronic infection, ranging in severity from mild, short-term illness to a serious lifelong illness. This virus can cause liver cancer, for which annual incidence and mortality rates are provided above. Worldwide, an estimated 71 million persons have chronic hepatitis C infection, and a significant portion of those persons will develop liver cirrhosis or liver cancer. It is estimated that nearly 400,000 people died worldwide in year 2016 alone from hepatitis C.
Antiviral medications can cure most persons with this infection, but access to such treatment worldwide is low. Unfortunately, no effective vaccine exists for hepatitis C.
In September 2018, we announced the dosing of the first patient in a Phase 1 study designed to evaluate a preventive vaccine candidate, GLS-6150, against hepatitis C infection. Recruitment has begun in South Korea, where our collaborator GeneOne is responsible for conducting and funding this Phase 1 trial to assess the ability of GLS-6150 to boost immunity in people who have been treated and cleared of the virus. We believe that the vaccine could potentially be employed to prevent infection and re-infection.
This jointly developed, open-label, Phase 1 study of GLS-6150 will evaluate a total of 24 patients who have a sustained virologic response (SVR) following treatment for Hepatitis C (n=8 per group) and an additional 8 healthy controls to compare immune responses. Subjects will receive one of two doses of vaccine, 1 or 2 mg, administered intra-dermally and followed by electroporation with our CELLECTRA®-3P delivery device. Vaccinations will occur as a three-dose priming series (at 0, 4, 12 weeks) or as a two-dose priming series (at 0 and 8 weeks) and followed by a booster dose at 6 months. The final study visit is 4 weeks following the 6-month booster vaccination.
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
In October 2014, DARPA awarded $12.2 million to our scientists and those from the Perelman School of Medicine at the University of Pennsylvania and AstraZeneca to develop and assess dMAb products for influenza and antibiotic resistant bacteria in preclinical studies. This collaboration aims to demonstrate that DNA plasmids can activate sufficient quantities of disease-specific monoclonal antibodies in the body to be protective against a pathogen challenge. See the section below titled "Synthetic DNA-based Monoclonal Antibodies" for more details on our dMAb programs.
Synthetic DNA-based Monoclonal Antibodies Program
mAbs have become one of the most valuable therapeutic technologies of recent years. In 2012, global sales of mAbs exceeded $50 billion. Among the top 10 best-selling drugs in 2012, six were monoclonal antibodies, each with annual sales exceeding $5 billion.
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
Next Steps
In October 2014, DARPA awarded a $12.2 million grant to our scientists and those from the Perelman School of Medicine at the University of Pennsylvania and AstraZeneca in order to develop and assess dMAb product candidates in preclinical studies.
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
License, Collaboration, Supply and Other Agreements
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
AstraZeneca is studying MEDI0457 in combination with its PD-L1 checkpoint inhibitor, durvalumab, in a Phase 1/2 clinical trial in patients with recurrent or metastatic head and neck squamous cancer associated with HPV. On December 28, 2017, we received a $7.0 million milestone payment from AstraZeneca, which was triggered by the initiation of the Phase 2 portion of this ongoing clinical trial. In December 2018, we received a $2.0 million milestone payment upon the dosing of the first cervical cancer patient in the trial. In January 2019, we received a $2.0 million milestone payment upon the initiation of a Phase 2 combination trial to evaluate MEDI0457 in combination with durvalumab targeting a broad array of cancers associated with HPV.
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
Under the License and Collaboration Agreement, we received proceeds of $19.4 million in March 2018, which comprised an upfront payment of $23.0 million less $2.2 million in foreign income taxes and $1.4 million in certain foreign non-income taxes. The foreign income taxes were recorded as a provision for income taxes and the foreign non-income taxes were recorded as a general and administrative expense, on the consolidated statement of operations during the year ended December 31, 2018.
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
In January 2018, we entered into a Clinical Collaboration Agreement with the PICI to undertake clinical evaluation of novel combination regimens within the field of immuno-oncology. We expect to benefit from the PICI's innovative research model, which brings together leading academic cancer institutions and companies to share resources, data and technology, accelerate research through unifying and managing clinical trial design, and conduct multi-center clinical trials. The goal of our collaboration is to design studies that have the potential to address cancers with high unmet need. The initial trial under consideration would address muscle-invasive bladder cancer with INO-5401 in combination with other immunotherapies.
Under the agreement, the PICI will have responsibility for clinical study execution, working in collaboration with its established network of clinical academic and industry cancer centers. We will contribute a portion of the development costs in an amount to be determined if the product candidate studied under the collaboration reaches the initiation of a Phase 3 clinical trial.
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
Core DNA Immunotherapy Technology and Product License
In March 2016, we entered into a collaborative research agreement with the Wistar Institute for preventive and therapeutic DNA-based immunotherapy applications and products for cancers and infectious diseases developed by David B. Weiner, Ph.D., and his Wistar laboratory. We will have the exclusive right to in-license new intellectual property developed in this collaboration. In January 2020, we signed a license agreement with the Wistar Institute, attaining exclusive worldwide rights to develop multiple DNA plasmids and constructs with the potential to treat and/or prevent cancer and infectious diseases.
We also have license agreements for intellectual property relating to DNA-based immunotherapy technology and multiple products developed at the University of Pennsylvania, or UPenn. Under the terms of the license agreement with UPenn, we have obtained exclusive worldwide rights to develop multiple DNA plasmids and constructs with the potential to treat and/or prevent cancer and infectious diseases.
Both Wistar and UPenn license agreements, as amended to date, provide for royalty payments, based on future sales of licensed products.
Competition

As we develop and seek to ultimately commercialize our product candidates, we face and will continue to encounter competition with an array of existing or development-stage drug and immunotherapy approaches targeting diseases we are pursuing. We are aware of various established enterprises, including major pharmaceutical companies, broadly engaged in vaccine/immunotherapy research and development. These include Janssen Pharmaceuticals (part of J&J), Sanofi-Aventis, GlaxoSmithKline plc, Merck, Pfizer, and our collaborator AstraZeneca. There are also various development-stage biotechnology companies involved in different vaccine and immunotherapy technologies including Aduro Biotech, Advaxis, Bavarian Nordic, BioNTech, CureVac, Dynavax, Hookipa, Iovance, Moderna, Nektar, Novavax, Translate Bio and Vir Biotechnology. If these companies are successful in developing their technologies, it could materially and adversely affect our business and our future growth prospects.
Merck and GlaxoSmithKline have commercialized preventive vaccines against HPV to protect against cervical cancer. Some companies are seeking to treat early HPV infections or low grade cervical dysplasias. Loop Electrosurgical Excision Procedure, commonly known as LEEP, is the current standard of care for treating high-grade cervical dysplasia. Advaxis and Gilead Sciences have therapeutic cervical cancer product candidates under development. Many companies are pursuing different approaches to GBM, prostate, breast, lung and other cancers we are targeting.
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
Relationship with GeneOne
We acquired an equity interest in GeneOne in 2005. As of December 31, 2019, we owned 7.5% of the outstanding capital stock of GeneOne and GeneOne owned 73,590 shares of our common stock. To our knowledge, none of our current officers, directors, or key employees beneficially owns, directly or indirectly, any securities of GeneOne.
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
Revenue recognized from GeneOne consists of patent and device maintenance fees from the influenza, HCV and Zika collaborations. For the years ended December 31, 2019 and 2018, we recognized revenue from GeneOne of $127,000 and $342,000, respectively. Operating expenses recorded from transactions with GeneOne relate primarily to biologics manufacturing. These operating expenses for the years ended December 31, 2019 and 2018 were $2.5 million and $7.0 million, respectively. At December 31, 2019 and 2018, we had an accounts payable and accrued liability balance of $511,000 and $372,000, respectively, related to GeneOne and its subsidiaries. At December 31, 2019 and

2018, $284,000 and $381,000, respectively, of prepayments made to GeneOne were classified as long-term other assets on our consolidated balance sheet.
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
Our intellectual property portfolio covers our proprietary technologies, including CELLECTRA® delivery as well as immunotherapy and vaccine construct related technologies. As of December 31, 2019, our patent portfolio included approximately 90 issued United States patents and over 500 issued foreign counterpart patents. In addition, we have numerous patent applications pending in the United States and various foreign jurisdictions.
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

Significant Customers and Research and Development
During the year ended December 31, 2019, we derived 78% of our revenue from AstraZeneca. During the year ended December 31, 2018, we derived 75% of our revenue from ApolloBio and 23% of our revenue from AstraZeneca. During the year ended December 31, 2017, we derived 53% of our revenue from AstraZeneca, 24% of our revenue from DARPA and 14% of our revenue from Roche. Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our electroporation technologies and immunotherapies. Research and development expense consists of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Our research and development expense was $88.0 million in 2019, $95.3 million in 2018 and $98.6 million in 2017.
Geographic Information
All of our revenue for the years ended December 31, 2019, 2018 and 2017 was earned in the United States. All of our long-lived assets are located in the United States.
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
Employees
As of March 6, 2020, we employed 190 people on a full-time basis and 4 people under consulting and project employment agreements. Of the combined total, 153 were in product research, which includes research and development, quality assurance, clinical, engineering, and manufacturing, and 41 were in general and administrative functions, which includes corporate development, information technology, legal, investor relations, finance and corporate administration. None of our employees are subject to collective bargaining agreements.

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
We have experienced significant operating losses to date. As of December 31, 2019 our accumulated deficit was $739.8 million. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our DNA vaccine and DNA immunotherapy product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.
We have limited sources of revenue and our success is dependent on our ability to develop our DNA vaccines and DNA immunotherapies and electroporation equipment.
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
Our substantial indebtedness could limit the cash flow available for our operations and could expose us to risks that could adversely affect our business, financial condition and results of operations.
During 2019, we sold $78.5 million aggregate principal amount of 6.50% convertible senior notes due 2024, or the Notes, as well as $15.0 million and $4.1 million aggregate principal amount of 1.0% convertible bonds due August 2024 and December 2024, respectively, or the August 2019 Bonds and the December 2019 Bonds, respectively. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;

•	limiting our flexibility to plan for, or react to, changes in our business;

•
diluting the interests of our existing stockholders if we issue shares of our common stock upon conversion of the Notes, the August 2019 Bonds and the December 2019 Bonds in accordance with their respective terms; and

•	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under the Notes, the August 2019 Bonds and the December 2019 Bonds and any additional indebtedness that we may incur. In addition, our cash needs may increase in the future. In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
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
Conversion of the Notes, the August 2019 Bonds and/or the December 2019 Bonds will dilute the ownership interest of existing stockholders, and may otherwise depress the price of our common stock.
The conversion of some or all of the Notes, the August 2019 Bonds and/or December 2019 Bonds will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. The Notes may become in the future convertible at the option of the holders of the Notes prior to November 1, 2023 under certain circumstances as provided in the indenture governing the Notes. The August 2019 Bonds and December 2019 Bonds may become in the future convertible at the option of the holders of the August 2019 Bonds and December 2019 Bonds starting August 1, 2020 and December 31, 2020, respectively, until the date that is one month prior to maturity date of the August 2019 Bonds and December 2019 Bonds. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash, to repurchase the Notes or the August 2019 Bonds or the December 2019 Bonds upon a fundamental change or to repurchase the August 2019 Bonds and the December 2019 Bonds from and including July 31, 2022 and December 31, 2022 up to the date falling one month prior to the maturity date of the August 2019 Bonds and December 2019 Bonds, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
Subject to certain conditions, holders of the Notes or the August 2019 Bonds or the December 2019 Bonds may require us to repurchase for cash all or a portion of their Notes or August 2019 Bonds or December 2019 Bonds, respectively, upon the occurrence of a fundamental change (as defined in the indenture governing the Notes or the August 2019 Bonds or the December 2019 Bonds, respectively) at a repurchase price equal to 100% of the principal amount of the Notes or the August 2019 Bonds or the December 2019 Bonds, as applicable, to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, if a make-whole fundamental change (as defined in the indenture for the Notes) occurs prior to the maturity date of the Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. The August 2019 Bonds and December 2019 Bonds will be subject to repurchase by us at the option of the holders thereof from and including July 31, 2022 and December 31, 2022, respectively, up to the date falling one month prior to the maturity date at a repurchase price equal to the principal of the August 2019 Bonds and December 2019 Bonds to be repurchased plus a premium on such August 2019 Bonds and December 2019 Bonds in order to provide an internal rate of return with respect to such August 2019 Bonds and December 2019 Bonds of 6.00%. Upon a conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes or August 2019 Bonds or December 2019 Bonds surrendered for repurchase or pay cash with respect to Notes being converted.
In addition, our ability to repurchase or to pay cash upon conversion of the Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes or to pay cash upon conversion of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under our August 2019 Bonds and December 2019 Bonds or agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or the August 2019 Bonds or the December 2019 Bonds or to pay cash upon conversion of the Notes.
We will need substantial additional capital to develop our DNA vaccine and immunotherapy programs and electroporation delivery technology.
Conducting the costly and time-consuming research, pre-clinical and clinical testing necessary to obtain regulatory approvals and bring our product candidates and delivery technology to market will require a commitment of substantial funds in excess of our current capital. Our future capital requirements will depend on many factors, including, among others:

•	the progress of our current and new product development programs;

•	the progress, scope and results of our pre-clinical and clinical testing;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of manufacturing our products and product candidates;

•	the cost of prosecuting, enforcing and defending against patent infringement claims and other intellectual property rights;

•	debt service obligations on the Notes, the August 2019 Bonds and December 2019 Bonds;

•	competing technological and market developments; and

•	our ability and costs to establish and maintain collaborative and other arrangements with third parties to assist in potentially bringing our products to market.
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
We have entered into, and may continue to enter into, distribution, co-promotion, partnership, sponsored research and other arrangements for development, manufacturing, sales, marketing and other commercialization activities relating to our products. For example, in the past we have entered into license and collaboration agreements to develop, obtain regulatory approval for and commercialize our product candidates for specified indications, including in jurisdictions outside of the United States. The amount and timing of resources applied by our collaborators are largely outside of our control.
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
We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our electroporation equipment, product candidates or future development programs;

•	expenses related to corporate transactions, including ones not fully completed;

•	addition or termination of clinical trials or funding support;

•	any intellectual property infringement lawsuit in which we may become involved;

•	any legal claims that may be asserted against us or any of our officers;

•	regulatory developments affecting our electroporation equipment and product candidates or those of our competitors;

•	debt service obligations on the Notes, the August 2019 Bonds and the December 2019 Bonds;

•	changes in the fair value of the derivative liability associated with the August 2019 Bonds;

•	changes in the fair value of our investments, including investments in affiliated entities;

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements; and

•	if any of our products receives regulatory approval, the levels of underlying demand for our products.
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
Our product candidates are combination products regulated under both the biologic and device regulations of the Public Health Service Act and Federal Food, Drug, and Cosmetic Act. Third-party manufacturers may not be able to comply with cGMP regulations, regulations applicable to biologic/device combination products, including applicable provisions of the FDA’s drug cGMP regulations, device cGMP requirements embodied in the QSR or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates.
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
Delays in the commencement or completion of clinical testing could significantly affect our product development costs. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. In addition, ongoing clinical trials may not be completed on schedule, or at all, and could be placed on a hold by the regulators for various reasons. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•	obtaining regulatory approval to commence a clinical trial;

•	adverse results from third party clinical trials involving gene-based therapies and the regulatory response thereto;

•
reaching agreement on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	future bans or stricter standards imposed on clinical trials of gene-based therapy;

•	manufacturing sufficient quantities of our electroporation equipment and product candidates for use in clinical trials;

•	obtaining institutional review board, or IRB, approval to conduct a clinical trial at a prospective site;

•
slower than expected recruitment and enrollment of patients to participate in clinical trials for a variety of reasons, including competition from other clinical trial programs for similar indications;

•	conducting clinical trials with sites internationally due to regulatory approvals and meeting international standards;

•	retaining patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up;

•	collecting, reviewing and analyzing our clinical trial data; and

•	global unrest, global pathogen outbreaks or pandemics, terrorist activities, and economic and other external factors.
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
Even if United States regulatory approval is obtained, the FDA may still impose significant restrictions on a product's indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. This governmental oversight may be particularly strict with respect to gene-based therapies. Our products will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, record keeping and submission of safety and other post-market information. For example, the FDA strictly regulates the promotional claims that may be made about medical products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. However, companies may in certain circumstances share truthful and not misleading information that is otherwise consistent with the product’s FDA approved labeling. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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
Our results of operations could be materially affected by economic conditions generally, both in the United States and elsewhere around the world. Concerns over inflation, energy costs, geopolitical issues, global pathogen outbreaks or pandemics, and the availability and cost of credit have in the past and may continue to contribute to increased volatility and diminished expectations for the economy and the markets going forward. Market upheavals may have an adverse effect on us. In the event of a market downturn, our results of operations could be adversely affected. Our future cost of equity or debt capital and access to the capital markets could be adversely affected, and our stock price could decline. There may be disruption in or delay in the performance of our third-party contractors and suppliers. If our contractors, suppliers and partners are unable to satisfy their contractual commitments, our business could suffer. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits, and we may experience losses on these deposits.

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
The coronavirus outbreak could adversely impact our business.
In December 2019, it was first reported that there had been an outbreak of a novel strain of coronavirus, SARS-CoV-2, in China. The coronavirus has since spread to a number of other countries, including countries in which we have planned or ongoing clinical trials. The number of cases globally is increasing daily and in an effort to halt the outbreak, many governments, including the Chinese government, and many business have placed significant restrictions on travel and closed businesses. Two of our collaborators, ApolloBio and Beijing Advaccine, are based in China and their operations, including development of VGX-3100 and INO-4800, could be adversely impacted by the restrictions on travel and business disruptions.
As the coronavirus continues to spread outside of China, including throughout the United States, we may experience disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in enrolling patients in certain of our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•
diversion of healthcare resources away from the conduct of certain of our clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of certain of our clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others; and

•
limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

The global outbreak of coronavirus continues to rapidly evolve. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the ultimate geographic spread of the coronavirus, the duration of the outbreak, travel restrictions imposed by China and other countries, business closures or business disruption in China and other countries, a reduction in time spent out of home and the actions taken throughout the world, including in our markets, to contain the coronavirus or treat its impact.
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
Risks Related to Our Common Stock

An active trading market for our common stock may not be sustained.
Although our common stock is listed on the Nasdaq Global Select Market, we cannot assure you that an active trading market for our shares will continue to be sustained. If an active market for our common stock is not sustained, it may be difficult for investors in our common stock to sell shares without depressing the market price for the shares or to sell the shares at all.
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
In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price may be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. Period to period comparisons are not indicative of future performance. The following factors, in addition to the other risk factors described in this annual report, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:

•	developments concerning any research and development, clinical trials, manufacturing, and marketing efforts or collaborations;

•	fluctuating public or scientific interest in the potential for influenza pandemic or other applications for our vaccine or other product candidates;

•	our announcement of significant acquisitions, strategic collaborations, joint ventures or capital commitments;

•	fluctuations in our operating results;

•	announcements of technological innovations;

•	new products or services that we or our competitors offer;

•	changes in the structure of healthcare payment systems;

•	the initiation, conduct and/or outcome of intellectual property and/or litigation matters;

•	changes in financial or other estimates by securities analysts or other reviewers or evaluators of our business;

•	conditions or trends in bio-pharmaceutical or other healthcare industries;

•	regulatory developments in the United States and other countries;

•	negative perception of gene-based therapy;

•	changes in the economic performance and/or market valuations of other biotechnology and medical device companies;

•	additions or departures of key personnel;

•	sales or other transactions involving our common stock;

•	changes in our capital structure;

•	sales or other transactions by executive officers or directors involving our common stock;

•	changes in accounting principles;

•	global unrest, terrorist activities, and economic and other external factors; and

•	catastrophic weather and/or global disease pandemics, such as the recent coronavirus outbreak.
The stock market in general has recently experienced relatively large price and volume fluctuations, particularly in response to the coronavirus outbreak. In particular, the market prices of securities of smaller biotechnology and medical device companies have experienced dramatic fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of the common stock, which could cause a decline in the value of the common stock. In addition, price volatility may increase if the trading volume of our common stock remains limited or declines.
If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that equity research analysts publish about us and our business, and we have limited research coverage by equity research analysts. Equity research analysts may elect not to initiate or continue to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. Even if we have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.
The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.
Our certificate of incorporation authorizes us to issue up to 600,000,000 shares of common stock and up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
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
We incur significant costs and demands upon management as a result of being a public company.
As a public company listed in the United States, we incur significant legal, accounting and other costs that could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and stock exchanges, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
Failure to comply with these rules might also make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES
We own no real property and have no plans to acquire any real property in the future.
San Diego Leases
In April 2013, we entered into a lease, or the First San Diego Lease, for office space in San Diego, California. The term of the First San Diego Lease commenced on December 1, 2013. The initial term of the First San Diego Lease is ten years, with an option to extend the term by five years, subject to specified conditions. In June 2015, we amended the First San Diego Lease to increase the total leased space to 31,207 square feet and occupy the entire building. The commencement of the amended First San Diego Lease was in January 2016. As of December 31, 2019, rent payments under the First San Diego Lease include base rent with an annual increase of approximately 3 percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance. We had an option to terminate the First San Diego Lease on December 1, 2019, which we did not exercise.
In October 2016, we entered into an office lease, or the Second San Diego Lease, for a second property in San Diego, California. The total space under the Second San Diego Lease is approximately 51,000 square feet. We are using the facility for office, manufacturing and research and development purposes. The term of the Second San Diego Lease commenced on June 1, 2017. The initial term of the Second San Diego Lease is ten years, with a right to terminate on November 30, 2023, subject to specified conditions.
The base rent adjusts periodically throughout the term of the Second San Diego Lease. As of December 31, 2019, rent payments under the Second San Diego Lease include base rent with an annual increase of approximately 3 percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance. In addition, we have paid a security deposit of $95,000.

Plymouth Meeting Lease
In March 2014, we entered into a lease, or the Plymouth Meeting Lease, for our corporate headquarters in Plymouth Meeting, Pennsylvania. We occupied the space in June 2014. The initial term of the Plymouth Meeting Lease was 11.5 years, with a right to extend the term by five years, subject to specified conditions. We use the space for office purposes.
The base rent adjusts periodically throughout the term of the Plymouth Meeting Lease. As of December 31, 2019, rent payments under the Plymouth Meeting Lease include base rent with an annual increase of approximately 2 percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance. In addition, we have paid a security deposit of $49,000. In July 2015, we amended the Plymouth Meeting Lease to increase the total leased space to 27,583 square feet.
In June 2017, we entered into another amendment to the Plymouth Meeting Lease to increase the total leased space to 57,361 square feet and extend the lease term through December 31, 2029. In connection with this amendment, we paid the landlord an additional security deposit of $75,000.
In the fourth quarter of 2019, we entered into two agreements to sublease a total of approximately 13,500 square feet in our Plymouth Meeting headquarters through periods between December 31, 2022 and March 31, 2025.
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
As of March 6, 2020, we had approximately 480 common stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
The closing price per share of our common stock on March 6, 2020 was $14.09, as reported on the Nasdaq Global Select Market.
Dividends
The payment of any dividends on our common stock is within the discretion of our board of directors. We have never paid cash dividends on our common stock and the board of directors does not expect to declare cash dividends on the common stock in the foreseeable future.
Performance Graph
The graph below compares the performance of our common stock with the performance of the NYSE American Index, the S&P SuperCap Biotechnology index and the Nasdaq Composite Index for the five years ended December 31, 2019. The graph assumes a $100 investment on December 31, 2014 in our common stock and in each index, with the reinvestment of all dividends, if any.
*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/14	12/15	12/16	12/17	12/18	12/19
Inovio Pharmaceuticals, Inc.	100.00	73.20	75.60	44.99	43.57	35.95
NYSE American	100.00	73.17	87.62	88.68	74.91	85.42
Nasdaq Composite	100.00	106.96	116.45	150.96	146.67	200.49
S&P SuperCap Biotechnology Index	100.00	104.97	88.81	111.77	110.32	123.27
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Parties
None.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2019 and 2018 and the selected consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2017, 2016, and 2015 and the selected consolidated statements of operations data for the years ended December 31, 2016 and 2015 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Statement of Operations Data:
Revenue under collaborative research and development arrangements, including from affiliated entity	$3,872,594	$30,310,309	$29,173,216	$7,891,341	$27,655,700
Grants and miscellaneous revenue, including from affiliated entities	239,336	171,588	13,046,870	27,477,020	12,916,411
Total revenues	4,111,930	30,481,897	42,220,086	35,368,361	40,572,111
Loss from operations	(111,108,545)	(94,091,138)	(83,642,901)	(76,235,937)	(34,283,702)
Other income (expense), net	(4,846,358)	920,891	1,612,974	1,257,257	305,071
Change in fair value of common stock warrants	—	360,795	806,819	127,554	177,561
Change in fair value of derivative liability	(1,763,652)	—	—	—	—
Gain (loss) on investment in affiliated entities	(3,090,557)	(1,988,567)	(6,982,664)	1,110,787	2,600,467
(Provision for) benefit from income taxes	257,335	(2,169,811)	—	—	2,097,766
Net loss	(120,551,777)	(96,967,830)	(88,205,772)	(73,740,339)	(29,102,837)
Net (income) loss attributable to non-controlling interest	1,192,558	—	—	—	(84,769)
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(119,359,219)	$(96,967,830)	$(88,205,772)	$(73,740,339)	$(29,187,606)
Net loss per common share attributable to common stockholders
Basic	$(1.21)	$(1.05)	$(1.08)	$(1.01)	$(0.43)
Diluted	$(1.21)	$(1.05)	$(1.09)	$(1.01)	$(0.44)

	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Balance Sheet Data:
Cash and cash equivalents	$22,196,097	$23,693,633	$23,786,579	$19,136,472	$57,632,693
Short-term investments	67,338,017	57,538,852	103,638,844	85,629,412	105,357,277
Total assets	143,951,597	131,113,265	187,239,270	173,707,166	213,840,859
Current liabilities	31,989,321	35,299,759	35,405,426	43,823,027	31,466,406
Noncurrent liabilities	106,557,418	8,781,099	9,345,035	6,505,719	6,441,400
Accumulated deficit	(739,785,655)	(620,426,436)	(523,356,317)	(434,838,235)	(361,097,896)
Total stockholders’ equity	5,404,858	87,032,407	142,488,809	123,378,420	175,933,053

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

Overview
We are a biotechnology company focused on rapidly bringing to market precisely designed DNA medicines to treat, cure, and protect people from diseases associated with human papillomavirus (HPV), cancer, and infectious diseases. Our DNA medicine pipeline is comprised of three types of product candidates, DNA vaccines, DNA immunotherapies and DNA encoded monoclonal antibodies (dMABs). In clinical trials, we have demonstrated that a DNA medicine can be delivered directly into cells in the body via our proprietary smart device to consistently activate robust and fully functional T cell and antibody responses against targeted cancers and pathogens.
Our novel DNA medicine candidates are made using our proprietary SynCon® technology that creates optimized plasmids, which are circular strands of DNA that can produce antigens independently inside a cell to help the person's immune system recognize and destroy cancerous or virally infected cells.
Our hand-held CELLECTRA® smart delivery devices provide optimized uptake of our DNA medicines within the cell, overcoming a key limitation of other DNA-based technology approaches.
Human data to date have shown a favorable safety profile of our DNA medicines delivered directly into cells in the body using the CELLECTRA® smart device in more than 6,000 administrations across more than 2,000 patients.
Our corporate strategy is to advance, protect, and provide our novel DNA medicines to meet urgent and emerging global health needs. We continue to advance and validate an array of DNA medicine candidates that target HPV-related diseases, cancer, and infectious diseases. We aim to advance these candidates through commercialization and continue to leverage third-party resources through collaborations and partnerships, including product license agreements.
Our partners and collaborators include ApolloBio Corp., AstraZeneca, Beijing Advaccine, The Bill & Melinda Gates Foundation, Coalition for Epidemic Preparedness Innovations (CEPI), Defense Advanced Research Projects Agency (DARPA),

GeneOne Life Science, HIV Vaccines Trial Network, the U.S. Defense Threat Reduction Agency’s Medical CBRN Defense Consortium (MCDC), National Cancer Institute, National Institutes of Health, National Institute of Allergy and Infectious Diseases, Plumbline Life Sciences, Regeneron Pharmaceuticals, Roche/Genentech, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.
We or our collaborators are currently conducting or planning clinical studies of our DNA medicines for HPV-associated precancers, including cervical, vulvar, and anal dysplasia; HPV-associated cancers, including head & neck, cervical, anal, penile, vulvar, and vaginal; other HPV-associated disorders, such as recurrent respiratory papillomatosis, or RRP; glioblastoma multiforme, or GBM; prostate cancer; HIV; Ebola; Middle East Respiratory Syndrome, or MERS; Lassa fever; Zika virus; and the COVID-19 virus (coronavirus).
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
In July 2019, we announced a strategic organizational restructuring. In order to reduce operating expenses and conserve cash resources, we reduced approximately 28% of our workforce and discontinued our immuno-oncology Phase 1/2 clinical trial of our product candidate INO-5401 in patients with advanced bladder cancer. In the third quarter of 2019, we incurred a personnel-related restructuring charge of $2.2 million in connection with one-time employee termination costs, including severance and other benefits.
As of December 31, 2019, we had an accumulated deficit of $739.8 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

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
We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy our performance obligations. At contract inception, we assess the goods or services agreed upon within each contract and assess whether each good or service is distinct and determine those that are performance obligations. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
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
License Fees
If a license to intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
Product Supply Services
Arrangements that include a promise for future supply of drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. We evaluate whether we are the principal or agent in the arrangement. We have determined that we are the principal in current arrangements as we control the product supply before it is transferred to the customer.
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
Grants
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
Leases
We adopted ASU 2016‑02, Leases (Topic 842), or "Topic 842", on January 1, 2019. For our long-term operating leases, we recognized an operating lease right-of-use asset and an operating lease liability on our consolidated balance sheets. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. We determined the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise.
Fixed rent expense for our operating leases is recognized on a straight-line basis over the term of the lease and is included in operating expenses on the consolidated statements of operations. Variable lease payments including lease operating expenses are recorded as incurred.

Prior period amounts continue to be reported in accordance with the historic accounting under the previous lease guidance.
Derivative Liabilities
We evaluate our debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in our financial statements. The result of this accounting treatment is that the fair value of the embedded derivative is revalued at each balance sheet date and recorded as a liability, and the change in fair value during the reporting period is recorded in other income (expense) in the consolidated statements of operations. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within twelve months of the balance sheet date.
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

Results of Operations
The consolidated financial data for the years ended December 31, 2019, 2018 and 2017 is presented in the following table and the results of these periods are used in the discussion thereafter.

	Year Ended December 31,			Increase/(Decrease) 2019 vs. 2018		Increase/(Decrease) 2018 vs. 2017
	2019	2018	2017	$	%	$	%
Revenues:
Revenue under collaborative research and development arrangements, including from affiliated entity	$3,872,594	$30,310,309	$29,173,216	$(26,437,715)	(87)%	$1,137,093	4%
Grants and miscellaneous revenue, including from affiliated entity (1)	239,336	171,588	13,046,870	67,748	39	(12,875,282)	(99)
Total revenues	4,111,930	30,481,897	42,220,086	(26,369,967)	(87)	(11,738,189)	(28)
Operating expenses:
Research and development	88,017,319	95,257,876	98,572,618	(7,240,557)	(8)	(3,314,742)	(3)
General and administrative	27,203,156	29,315,159	28,290,369	(2,112,003)	(7)	1,024,790	4
Gain on sale of assets	—	—	(1,000,000)	—	—	1,000,000	(100)
Total operating expenses	115,220,475	124,573,035	125,862,987	(9,352,560)	(8)	(1,289,952)	(1)
Loss from operations	(111,108,545)	(94,091,138)	(83,642,901)	(17,017,407)	(18)	(10,448,237)	(12)
Interest income	2,605,981	2,264,747	1,836,451	341,234	15	428,296	23
Interest expense	(7,948,539)	—	(25,933)	(7,948,539)	(100)	25,933	100
Change in fair value of common stock warrants	—	360,795	806,819	(360,795)	(100)	(446,024)	(55)
Change in fair value of derivative liability	(1,763,652)	—	—	(1,763,652)	100	—	—
Gain (loss) on investment in affiliated entity	(3,090,557)	(1,988,567)	(6,982,664)	(1,101,990)	(55)	4,994,097	72
Other income (expense), net	496,200	(1,343,856)	(197,544)	1,840,056	(137)	(1,146,312)	(580)
Net loss before income tax benefit/(provision for income tax)	(120,809,112)	(94,798,019)	(88,205,772)	(26,011,093)	(27)	(6,592,247)	(7)
Income tax benefit/(provision for income taxes)	257,335	(2,169,811)	—	2,427,146	112	(2,169,811)	(100)
Net loss	(120,551,777)	(96,967,830)	(88,205,772)	(23,583,947)	24	(8,762,058)	(10)
Net income attributable to non-controlling interest	1,192,558	—	—	1,192,558	100	—	—
Net loss attributed to Inovio Pharmaceuticals, Inc.	$(119,359,219)	$(96,967,830)	$(88,205,772)	$(22,391,389)	(23)%	$(8,762,058)	(10)%

(1) Beginning on January 1, 2018, all contributions received from current grant agreements are recorded as a contra-expense as opposed to revenue on the consolidated statement of operations

Comparison of Years Ended December 31, 2019 and 2018
Revenue
Revenue primarily consisted of revenues under collaborative research and development arrangements, including arrangements with affiliated entities for the years ended December 31, 2019 and 2018. Our year over year total revenue decreased $26.4 million, or 87%. The decrease was primarily due to the recognition of a one-time upfront payment of $23.0 million from ApolloBio during the second quarter of 2018.
Research and Development Expenses
The $7.2 million decrease in research and development expenses for the year ended December 31, 2019 as compared to 2018 was primarily due to a decrease in expenses related to our collaboration with AstraZeneca of $2.9 million, a decrease in employee compensation expense of $2.6 million due to lower employee headcount and an increase in contra-research and development expense recorded from grant agreements of $2.4 million, as well as no sub-license fee expense in 2019 as compared to $1.9 million recorded in 2018 related to the ApolloBio collaboration. These decreases were offset by an increase in clinical trial related expenses of $3.5 million and the one-time personnel-related restructuring charge of approximately $1.9 million in connection with the employee termination costs incurred during the third quarter of 2019, among other variances.

Contributions received from current grant agreements and recorded as contra-research and development expense were $11.9 million and $9.5 million for the years ended December 31, 2019 and 2018, respectively. The increase year over year was primarily due to an increase of $1.9 million earned from the CEPI grant, an increase of $1.9 million from the Bill & Melinda Gates Foundation grant and an increase of $890,000 from the MCDC grant, offset in part by decreases of $1.1 million and $963,000 from various Wistar sub-grants and the DARPA Ebola grant, respectively, among other variances.
General and Administrative Expenses
The $2.1 million decrease in general and administrative expenses for the year ended December 31, 2019 as compared to 2018 was primarily related to the $1.4 million of foreign non-income taxes withheld from the ApolloBio upfront payment we received in 2018 and the associated advisory fees of $960,000, among other variances.
Stock-based Compensation
Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. Total employee stock-based compensation cost for the years ended December 31, 2019 and 2018 was $9.8 million and $10.2 million, of which $5.9 million and $5.9 million was included in research and development expenses and $3.9 million and $4.3 million was included in general and administrative expenses, respectively. The slight decrease for 2019 compared to 2018 was primarily due to the reversal of previously recognized stock-based compensation expense due to the reduction in our workforce in July 2019 and a lower weighted average grant date fair value for the awards granted in 2019, offset by an option modification expense recorded in the second quarter of 2019. At December 31, 2019, there was $3.4 million of total unrecognized compensation cost related to unvested stock options, which we expect to recognize over a weighted-average period of 1.7 years, as compared to $5.2 million for the year ended December 31, 2018 expected to be recognized over a weighted-average period of 1.7 years. At December 31, 2019, there was $4.3 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.6 years, as compared to $5.1 million for the year ended December 31, 2018 expected to be recognized over a weighted-average period of 1.7 years. Total stock-based compensation for options granted to non-employees for the years ended December 31, 2019 and 2018 was $970,000 and $302,000, respectively.
Interest Income
The $341,000 increase in interest income for the year ended December 31, 2019 as compared to 2018 was primarily related to the interest earned on our higher short-term investments holdings in 2019.
Interest Expense
The interest expense for the year ended December 31, 2019 of $7.9 million primarily relates to our 6.5% convertible senior notes due 2024, or the Notes, which were issued during the first quarter of 2019, as well as our 1.0% convertible bonds due August 2024, or the August 2019 Bonds, which were issued during the third quarter of 2019.
Change in Fair Value of Common Stock Warrants
The change in fair value of common stock warrants for the year ended December 31, 2018 was $361,000. The warrants were exercised during the quarter ended September 30, 2018, eliminating the associated fair value re-measurement in subsequent periods.
Change in Fair Value of Derivative Liability
The change in fair value of derivative liability for the year ended December 31, 2019 was $1.8 million. We determined that our August 2019 Bonds included an embedded conversion feature that is considered to be a derivative liability requiring bifurcation from the debt instrument and separate recognition in our financial statements. The conversion option is revalued at each reporting period with the resulting changes in fair value reflected in the consolidated statements of operations.
Loss on Investment in Affiliated Entity
The loss on investment in affiliated entity for the years ended December 31, 2019 and 2018 was $3.1 million and $2.0 million, respectively, resulting from the change in the fair market value of our investments in GeneOne and PLS. We record our investments in GeneOne and PLS at their market values based on the closing prices of those securities on the applicable stock exchange at each balance sheet date, with changes in fair value reflected in the consolidated statements of operations.
Income Tax Benefit/Provision for Income Taxes
The income tax benefit of $257,000 for the year ended December 31, 2019 reflected our application of the intraperiod tax allocation rules under which we are required to record a tax benefit in continuing operations to offset the tax provision we recorded directly to other comprehensive income (loss) related to unrealized gains on our short-term investments. The provision for income taxes of $2.2 million for the year ended December 31, 2018 was related to foreign income taxes on the upfront payment received from ApolloBio in 2018.
Income Taxes

Since inception, we have incurred operating losses and accordingly have not recorded a provision for U.S. income taxes for any of the periods presented. Utilization of net operating losses and tax credits are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, or IRC. As of December 31, 2019, we had net operating loss carry forwards for U.S. federal, California and Pennsylvania income tax purposes of $483.3 million, $68.6 million and $80.5 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. We also had U.S. federal and state research and development tax credits of $17.3 million and $3.2 million, respectively, net of the federal research and development credits that will expire due to IRC Section 383 limitations. The net operating losses and credits began to expire during 2020.
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
As of January 1, 2018, accounting for our various grant agreements falls under the contributions guidance under Subtopic 958-605, Not-for-Profit Entities-Revenue Recognition, which is outside the scope of Topic 606, as the government agencies granting us funds are not receiving equivalent value for their contributions. Beginning on January 1, 2018, after adopting Topic 606 using the modified retrospective transition method, all contributions received from current grant agreements are being recorded as a contra-expense as opposed to revenue on the consolidated statement of operations.
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
Research and Development Expenses
The $3.3 million decrease in research and development expenses for the year ended December 31, 2018 as compared to 2017 was primarily due to the $9.5 million contra-research and development expense recorded from grant agreements as discussed above, as well as a decrease of $8.9 million in expenses related to the DARPA Ebola grant and a decrease of $2.0 million in expenses related to our Hepatitis B program. These decreases were partially offset by an increase of $4.0 million related to increased employee headcount to support clinical trials and partnerships, an increase of $3.1 million for drug manufacturing related to our collaboration with AstraZeneca, an increase in expenses related to our GBM clinical trial of $2.8 million, an increase in expenses of $2.6 million related to our VGX-3100 Phase 3 clinical trial, an increase in expenses of $2.6 million related to our CEPI grant and an increase in depreciation expense of $2.3 million, among other variances.
General and Administrative Expenses
The $1.0 million increase in general and administrative expenses for the year ended December 31, 2018 as compared to 2017 was primarily related to the $1.4 million of foreign non-income taxes withheld from the ApolloBio upfront payment we received in 2018 and the advisory fee of $960,000 incurred in connection with receiving the upfront payment. There were also increases in legal expense and personnel costs from increases in employee headcount of $1.3 million and $1.2 million, respectively, partially offset by a decrease in non-cash stock-based compensation expense of $2.8 million and depreciation expense of $1.4 million, among other variances.
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
Loss on Investment in Affiliated Entity
The loss on investment in affiliated entity for the years ended December 31, 2018 and 2017 was $2.0 million and $7.0 million, respectively, resulting from the change in the fair market value of the investments in GeneOne and PLS. After the adoption of ASU No. 2016-01 on January 1, 2018, unrealized gains and losses on PLS are recorded on the consolidated statement of operations as a gain (loss) on investment in affiliated entity rather than the consolidated statement of comprehensive income (loss).
Provision for Income Taxes
The provision for income taxes of $2.2 million for the year ended December 31, 2018 was related to foreign income taxes on the upfront payment received from ApolloBio in 2018. There was no income tax provision or benefit recorded for the year ended December 31, 2017.

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities in the oncology, DNA vaccines and other immunotherapy areas of our business. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities, indebtedness and grants and government contracts.

Working Capital and Liquidity
As of December 31, 2019, we had cash and short-term investments of $89.5 million and working capital of $62.2 million, as compared to $81.2 million and $52.5 million as of December 31, 2018, respectively. The increase in cash and short-term investments during the year ended December 31, 2019 was primarily due to the net proceeds of $75.7 million received from the issuance of the Notes and net proceeds of $14.5 million and $4.0 million received from the issuance of the August 2019 Bonds and December 2019 Bonds, respectively, offset by expenditures related to our research and development activities, clinical trials and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.
Net cash used in operating activities for the year ended December 31, 2019 of $97.9 million consisted of net loss of $120.6 million less use of net cash in operating assets and liabilities of $3.5 million, partially offset by net non-cash adjustments of $26.2 million. The primary non-cash expenses added back to net loss included stock-based compensation of $10.9 million, interest expense of $5.2 million, depreciation and amortization of $4.7 million, loss on investment in affiliated entities of $3.1 million and change in fair value of derivative liability of $1.8 million.

Net cash used in operating activities for the year ended December 31, 2018 of $73.6 million consisted of net loss of $97.0 million less use of net cash in operating assets and liabilities of $4.7 million, partially offset by net non-cash adjustments of $18.7 million. The primary non-cash expenses added back to net loss included stock-based compensation of $10.7 million, depreciation and amortization of $5.0 million and loss on investment in affiliated entities and short-term investments of $2.0 million and $1.3 million, respectively.
Net cash (used in) provided by investing activities was $(9.0) million and $42.4 million for the years ended December 31, 2019 and 2018, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Net cash provided by financing activities was $105.4 million and $31.0 million for the years ended December 31, 2019 and 2018, respectively. The variance was primarily due to the net proceeds received from our issuance of the Notes, August 2019 Bonds and December 2019 Bonds (described below), as well as the $3.0 million acquisition of a non-controlling interest in Geneos, all of which occurred in 2019.
Issuances of Notes and Bonds
In the fourth quarter of 2019, we completed a private placement of our 1.0% convertible bonds due December 2024, or the December 2019 Bonds, to an institutional investor in Korea for an aggregate principal amount of 4.7 billion Korean Won (KRW) (approximately USD $4.1 million based on the exchange rate on the date of issuance). Net proceeds from the offering were $4.0 million, after deducting the offering expenses payable by us. See Note 10 to the consolidated financial statements included in this report for further discussion.
In the third quarter of 2019, we completed a private placement of aggregate principal amount of 18 billion Korean Won (KRW) (approximately USD $15.0 million based on the exchange rate on the date of issuance) of August 2019 Bonds issued to institutional investors led by Korea Investment Partners. Net proceeds from the offering were $14.5 million, after deducting the offering expenses payable by us. See Note 10 to the consolidated financial statements included in this report for further discussion.
In the first quarter of 2019, we completed a private placement of $78.5 million aggregate principal amount of Notes, sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds from the offering were $75.7 million, after deducting the initial purchasers' discount and offering expenses payable by us. See Note 10 to the consolidated financial statements included in this report for further discussion.
Issuances of Common Stock
In May 2018, we entered into an At-the-Market Equity Offering Sales Agreement (the "Sales Agreement"), with an outside placement agent (the "Placement Agent"), to sell shares of our common stock with aggregate gross proceeds of up to $100.0 million, from time to time, through an “at-the-market” equity offering program under which the Placement Agent will act as sales agent. During the years ended December 31, 2019 and 2018, we sold 3,340,678 and 5,354,075 shares of common stock under the Sales Agreement for aggregate net proceeds of $9.1 million and $27.7 million, respectively. During the years ended December 31, 2018 and 2017, we had a prior sales agreement with the same Placement Agent pursuant to which we sold 314,950 and 2,937,406 shares of common stock for aggregate net proceeds of $1.6 million and $24.2 million, respectively.
On February 7, 2020 and March 9, 2020, we entered into a first and second amendment to the Sales Agreement, respectively, which amendments increased the amount of our common stock that could be sold through the Placement Agent under the Sales Agreement from an aggregate offering price of up to $100.0 million to an aggregate offering price of up to $250.0 million. During the period from January 1, 2020 to March 11, 2020 we sold an additional 43,148,952 shares of common stock under the Sales Agreement for aggregate net proceeds of $208,200,000.0 million. Following these sales, as of March 11, 2020, there is no remaining capacity under the Sales Agreement.
In July 2017, we closed an underwritten public offering of 12,500,000 shares of our common stock at a public offering price of $6.00 per share. The net proceeds, after deducting the underwriters’ discounts and commissions and other offering expenses, were $70.1 million.
During the year ended December 31, 2019, stock options to purchase 42,969 shares of common stock were exercised for aggregate net proceeds of $113,000, offset by tax payments made related to net share settlement of RSU awards of $893,000. During the year ended December 31, 2018, stock options and warrants to purchase 756,853 shares of common stock were exercised for aggregate net proceeds of $2.4 million, offset by tax payments made related to net share settlement of RSU awards of $612,000. During the year ended December 31, 2017, stock options to purchase 452,973 shares of common stock were exercised for aggregate net proceeds of $2.3 million.
Cost Reductions
In July 2019, we announced a strategic organizational restructuring. In order to reduce operating expenses and conserve cash resources, we also reduced approximately 28% of our workforce and discontinued our immuno-oncology Phase 1/2 clinical trial of our product candidate INO-5401 in patients with advanced bladder cancer. During 2019, we incurred a personnel-related restructuring charge of $2.2 million in connection with one-time employee termination costs, including severance and other benefits.
As of December 31, 2019, we had an accumulated deficit of $739.8 million and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. These activities will require additional financing. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine and DNA immunotherapy product candidates, then we will need to raise additional funding to market and sell the approved products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that our current cash and short-term investments are sufficient to meet our planned working capital requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Contractual Obligations
As of December 31, 2019, future minimum payments due under our contractual obligations are as follows:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Convertible senior notes (1)	$101,463,000	$5,103,000	$10,206,000	$86,154,000	$—
Convertible bonds (2)	$26,035,000	$187,000	$394,000	$25,454,000	$—
Operating lease obligations (3)	$31,897,000	$3,891,000	$8,031,000	$7,024,000	$12,951,000

(1) Amounts represent contractual amounts due under our Notes, including interest based on the fixed rate of 6.5% per year. Although these Notes mature in March 2024, they may be converted into shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. See Note 10, "Convertible Debt” in the Consolidated Financial Statements section of this report for further discussion.
(2) Amounts represent contractual amounts due under our August 2019 and December 2019 Bonds, including interest based on the fixed rate of 1% per year plus a premium on such bonds to provide an internal rate of return with respect to such Bonds of 6% at maturity. Although these bonds mature in August 2024 and December 2024, respectively, they may be converted into KDRs, if we have any such securities listed on the KOSDAQ at that time, or otherwise shares of common stock, if KDRs are not listed on KOSDAQ at that time or the converting holder requests delivery of shares of common stock, prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. See Note 10, "Convertible Debt” in the Consolidated Financial Statements section of this report for further discussion.
(3) We have entered into operating leases for our facilities, which expire from 2023 to 2029, and operating leases for office equipment, which expire in 2021 and 2022. In the fourth quarter of 2019, we entered into two subleases for a portion of our Plymouth Meeting corporate headquarters facility through December 31, 2022 and March 31, 2025. As of December 31, 2019, we expect to receive aggregate future minimum lease payments totaling $1.5 million (non-discounted) over the duration of the sublease agreements, which expected payments are not included in the table above.
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

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets, and the recent fluctuations in interest rates and availability of funding in the credit markets primarily impact the performance of our investments. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments at December 31, 2019, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.
The interest rate on our indebtedness, consisting exclusively of the Notes and Bonds, is fixed and not subject to fluctuations in interest rates.
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
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the year ended December 31, 2019 were made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the issuance of the August 2019 and December 2019 Bonds, which are denominated in South Korean Won, and the valuation of our equity investments in GeneOne and PLS, each of which is denominated in South Korean Won and then translated into United States dollars. We do not have any foreign currency hedging instruments in place.
Certain transactions are denominated primarily in foreign currencies, including South Korean Won, Euros, British Pounds and Canadian Dollars. These transactions give rise to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. The value of these monetary assets and liabilities are subject to changes in currency exchange rates from the time the transactions are originated until settlement in cash. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets where we conduct business.
We do not use derivative financial instruments for speculative purposes and do not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes.

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
Based on an evaluation carried out as of the end of the period covered by this Annual Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2019 at the reasonable assurance level.
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
As of December 31, 2019, management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2019.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm
The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2019. The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Inovio Pharmaceuticals, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Inovio Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Inovio Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019 and related notes and our report dated March 12, 2020 expressed an unqualified opinion thereon.
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
March 12, 2020

ITEM 9B.     OTHER INFORMATION

None.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2019 fiscal year, under the captions “Election of Directors” and “Executive Officers and Other Information.”

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2019 fiscal year, under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation of Directors” and “Director Compensation Table.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2019 fiscal year, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director independence and other information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2019 fiscal year, under the captions “Certain Relationships and Related Party Transactions” and “Election of Directors.”

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2019 fiscal year, under the caption “Ratification of Appointment of Registered Public Accounting Firm.”

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

4.1
Indenture, dated as of February 19, 2019, by and between the registrant and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed with the SEC on February 20, 2019).

4.2	Form of Note representing the registrant’s 6.50% Convertible Senior Notes due 2024 (included as Exhibit A to the Indenture filed as Exhibit 4.1).

4.3
Convertible Bonds Subscription Agreement, dated July 31, 2019, by and among the registrant and the Purchasers named therein (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed with the SEC on August 6, 2019).

4.4	Form of Bond representing the registrant’s 1% Convertible Bonds due 2024 (included as Exhibit A to the Convertible Bonds Subscription Agreement filed as Exhibit 4.3).

4.5
Registration Rights Agreement, dated July 31, 2019, by and among the registrant and the Purchasers named therein (incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed with the SEC on August 6, 2019).

4.6
Convertible Bonds Subscription Agreement, dated December 26, 2019, by and between the registrant and the Purchaser named therein (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed with the SEC on January 2, 2020).

4.7	Form of Bond representing the registrant’s 1% Convertible Bonds due 2024 (included as Exhibit A to the Convertible Bonds Subscription Agreement filed as Exhibit 4.6).

4.8
Registration Rights Agreement, dated December 26, 2019, by and between the registrant and the Purchaser named therein (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on January 2, 2020).

4.9	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (filed herewith).

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

10.6†
License and Collaboration Agreement dated March 24, 2010 between Inovio Pharmaceuticals, Inc. and VGX International, Inc. (incorporated by reference to Exhibit 10.2 as filed with the registrant’s Form 10-Q quarterly report for the quarter ended March 31, 2010 filed on May 17, 2010).

10.7†
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

10.8†
DNA Cancer Vaccine Collaboration and License Agreement dated August 7, 2015 by and between MedImmune, Limited and Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the registrant's Form 10-Q quarterly report for the quarter ended September 30, 2015 filed on November 9, 2015).

10.9
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

10.11†
Amended and Restated License and Collaboration Agreement, dated December 29, 2017, by and between Inovio Pharmaceuticals, Inc. and Beijing Apollo Saturn Biological Technology Limited (incorporated by reference to Exhibit 10.12 as filed with the registrant's Form 10-K annual report for the year ended December 31, 2017 filed on March 14, 2018).

10.15
Lease dated April 9, 2013 by and between BMR-Wateridge LP and Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to registrant's quarterly report for the quarter ended March 31, 2013, filed on May 10, 2013).

10.16
Office Lease Agreement dated October 10, 2016 by and between 6759 Mesa Ridge Road Holdings, LLC and Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 as filed with the registrant's Form 10-Q quarterly report for the quarter ended September 30, 2016 filed on November 9, 2016).

10.17
Lease Agreement dated as of March 5, 2014 between Brandywine Operating Partnership L.P. and Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.36 as filed with the registrant's Form 10-K annual report for the year ended December 31, 2014 filed on March 17, 2014).

10.18
Second Amendment to the Lease Agreement dated June 22, 2017 between Brandywine Operating Partnership, L.P. and Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 as filed with the registrant's Form 10-Q quarterly report for the quarter ended June 30, 2017 filed on August 8, 2017).

10.19
Sublease dated June 21, 2017 between Accolade, Inc. and Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 as filed with the registrant's Form 10-Q quarterly report for the quarter ended June 30, 2017 filed on August 8, 2017).

10.20+
Employment Agreement dated March 31, 2008 by and between J. Joseph Kim, Ph.D. and VGX Pharmaceuticals, Inc., as amended by First Amendment of Employment Agreement dated March 31, 2008 (incorporated by reference to Exhibit 10.43 as filed with the registrant’s Registration Statement on Form S-4 (File No. 333-156035) on April 27, 2009).

10.21+
First Amendment to Employment Agreement dated as of December 31, 2012 between Inovio Pharmaceuticals, Inc. and J. Joseph Kim, PhD. (incorporated by reference to Exhibit 10.41 of the registrant’s Form 10-K annual report for the year ended December 31, 2012 filed on March 18, 2013).

10.22+
Separation Agreement dated March 26, 2019 between Inovio Pharmaceuticals, Inc. and Mark L. Bagarazzi (incorporated by reference to Exhibit 10.1 to the registrant's Form 10-Q quarterly report for the quarter ended March 31, 2019 filed on May 9, 2019).

10.23+
Employment Agreement dated as of December 27, 2010 between Inovio Pharmaceuticals, Inc. and Peter Kies (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-K report for the year ended December 31, 2010 filed on March 16, 2011).

10.24+
First Amendment to Employment Agreement dated as of December 31, 2012 between Inovio Pharmaceuticals, Inc. and Peter Kies (incorporated by reference to Exhibit 10.42 of the registrant’s Form 10-K annual report for the year ended December 31, 2012 filed on March 18, 2013).

10.25+
Second Amendment to Employment Agreement dated November 7, 2014 by and between Inovio Pharmaceuticals, Inc. and Peter Kies (incorporated by reference to Exhibit 10.2 of the registrant's Form 10-Q quarterly report for the quarter ended September 30, 2014 filed on November 10, 2014).

10.26+	Employment Agreement dated March 8, 2019 between Inovio Pharmaceuticals, Inc. and Jacqueline E. Shea (filed herewith).

10.27+	Employment Agreement dated as of March 4, 2019 between Inovio Pharmaceuticals, Inc. and Laurent M. Humeau (filed herewith).

10.28+
Form of Indemnification Agreement for Directors and Officers of Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q quarterly report for the quarterly period ended June 30, 2009, filed on August 19, 2009).

10.29+
Amended and Restated 2007 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 to the registrant's Form 10-K report for the year ended December 31, 2015 filed on March 14, 2016).

10.30+
Form of Restricted Stock Award Grants under the 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 filed on May 14, 2007).

10.31+
Form of Incentive and Non-Qualified Stock Option Grants under the 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 filed on May 14, 2007).

10.32+	Inovio Pharmaceuticals, Inc. 2016 Omnibus Incentive Plan, as amended to date (incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K filed on May 10, 2019).

10.33+
Form of Incentive Stock Option Agreement under 2016 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.55 as filed with the registrant's Form 10-K annual report for the year ended December 31, 2016 filed on March 15, 2017.)

10.34+
Form of Nonqualified Stock Option Agreement under 2016 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.56 as filed with the registrant's Form 10-K annual report for the year ended December 31, 2016 filed on March 15, 2017.)

10.35+
Form of Restricted Stock Units Award Agreement under 2016 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.54 as filed with the registrant's Form 10-K annual report for the year ended December 31, 2016 filed on March 15, 2017.)

21.1	Subsidiaries of the registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24.1	Power of Attorney (included on signature page).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1^	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Designates management contract, compensatory plan or arrangement.

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

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2020.

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

Signature	Title	Date

/s/ J. JOSEPH KIM	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2020
J. Joseph Kim

/s/ SIMON X. BENITO	Chairman of the Board of Directors	March 12, 2020
Simon X. Benito

/s/ PETER KIES	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 12, 2020
Peter Kies

/s/ ANGEL CABRERA	Director	March 12, 2020
Angel Cabrera

/s/ ANN MILLER	Director	March 12, 2020
Ann Miller

/s/ JAY SHEPARD	Director	March 12, 2020
Jay Shepard

/s/ DAVID WEINER	Director	March 12, 2020
David Weiner

/s/ WENDY YARNO	Director	March 12, 2020
Wendy Yarno

/s/ LOTA ZOTH	Director	March 12, 2020
Lota Zoth

INOVIO PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Inovio Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Inovio Pharmaceuticals, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with US generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 12, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2014-09
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method effective January 1, 2018.
Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company recognized an operating lease right-of-use asset and an operating lease liability as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), using the modified retrospective method effective January 1, 2019.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
San Diego, California
March 12, 2020

Inovio Pharmaceuticals, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$22,196,097	$23,693,633
Short-term investments	67,338,017	57,538,852
Accounts receivable	700,073	3,316,361
Accounts receivable from affiliated entities	1,332,044	738,583
Prepaid expenses and other current assets	1,584,598	1,406,590
Prepaid expenses and other current assets from affiliated entities	1,050,140	1,120,805
Total current assets	94,200,969	87,814,824
Fixed assets, net	12,773,017	15,949,014
Investments in affiliated entities	6,315,356	9,405,913
Intangible assets, net	3,693,851	4,760,145
Goodwill	10,513,371	10,513,371
Operating lease right-of-use assets	13,783,009	—
Other assets	2,672,024	2,669,998
Total assets	$143,951,597	$131,113,265
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,237,258	$23,134,733
Accounts payable and accrued expenses due to affiliated entities	729,729	977,792
Accrued clinical trial expenses	4,049,727	5,671,764
Deferred revenue	92,353	223,577
Deferred revenue from affiliated entities	31,775	33,575
Deferred rent	—	1,065,387
Operating lease liability	2,074,842	—
Grant funding liability	6,065,212	4,165,848
Grant funding liability from affiliated entities	708,425	27,083
Total current liabilities	31,989,321	35,299,759
Deferred revenue, net of current portion	101,567	150,793
Convertible senior notes	64,180,325	—
Convertible bonds	12,842,592	—
Derivative liability	8,819,023	—
Deferred rent, net of current portion	—	8,518,207
Operating lease liability, net of current portion	20,409,922	—
Deferred tax liabilities	32,046	24,766
Grant funding liability from affiliated entity, net of current portion	135,000	—
Other liabilities	36,943	87,333
Total liabilities	138,546,739	44,080,858
Commitments and contingencies
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Preferred stock—par value $0.001; Authorized shares: 10,000,000, issued and outstanding shares: 23 at December 31, 2019 and December 31, 2018	—	—
Common stock—par value $0.001; Authorized shares: 600,000,000 at December 31, 2019 and December 31, 2018, issued and outstanding: 101,361,034 at December 31, 2019 and 97,225,810 at December 31, 2018	101,361	97,226
Additional paid-in capital	742,646,785	707,794,215
Accumulated deficit	(739,785,655)	(620,426,436)
Accumulated other comprehensive income (loss)	472,608	(528,867)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	3,435,099	86,936,138
Non-controlling interest	1,969,759	96,269
Total stockholders’ equity	5,404,858	87,032,407
Total liabilities and stockholders’ equity	$143,951,597	$131,113,265
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31,
	2019	2018	2017
Revenues:
Revenue under collaborative research and development arrangements	$3,636,945	$29,860,785	$28,407,388
Revenue under collaborative research and development arrangements with affiliated entities	235,649	449,524	765,828
Grants and miscellaneous revenue	237,536	171,588	10,474,539
Grants and miscellaneous revenue from affiliated entity	1,800	—	2,572,331
Total revenues	4,111,930	30,481,897	42,220,086
Operating expenses:
Research and development	88,017,319	95,257,876	98,572,618
General and administrative	27,203,156	29,315,159	28,290,369
Gain on sale of assets	—	—	(1,000,000)
Total operating expenses	115,220,475	124,573,035	125,862,987
Loss from operations	(111,108,545)	(94,091,138)	(83,642,901)
Other income (expense):
Interest income	2,605,981	2,264,747	1,836,451
Interest expense	(7,948,539)	—	(25,933)
Change in fair value of common stock warrants	—	360,795	806,819
Change in fair value of derivative liability	(1,763,652)	—	—
Loss on investment in affiliated entities	(3,090,557)	(1,988,567)	(6,982,664)
Other income (expense), net	496,200	(1,343,856)	(197,544)
Net loss before income tax benefit/(provision for income tax)	(120,809,112)	(94,798,019)	(88,205,772)
Income tax benefit (provision for income taxes)	257,335	(2,169,811)	—
Net loss	(120,551,777)	(96,967,830)	(88,205,772)
Net loss attributable to non-controlling interest	1,192,558	—	—
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(119,359,219)	$(96,967,830)	$(88,205,772)
Net loss per share attributable to Inovio Pharmaceuticals, Inc. stockholders
Basic	$(1.21)	$(1.05)	$(1.08)
Diluted	$(1.21)	$(1.05)	$(1.09)
Weighted average number of common shares outstanding
Basic	98,717,999	92,539,997	81,777,493
Diluted	98,717,999	92,539,997	81,918,022
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year ended December 31,
	2019	2018	2017
Net loss	$(120,551,777)	$(96,967,830)	$(88,205,772)
Other comprehensive income (loss):
Unrealized loss on investment in affiliated entity, net of tax	—	—	(1,452,431)
Unrealized gain (loss) on short-term investments, net of tax	1,001,475	(180,496)	7,458
Comprehensive loss	$(119,550,302)	$(97,148,326)	$(89,650,745)
Comprehensive loss attributable to non-controlling interest	1,192,558	—	—
Comprehensive loss attributable to Inovio Pharmaceuticals, Inc.	$(118,357,744)	$(97,148,326)	$(89,650,745)

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2016	23	—	74,062,370	$74,062	$556,718,356	$(434,838,235)	$1,327,968	$96,269	$123,378,420
Cumulative effect of accounting change (1)	—	—	—	—	312,310	(312,310)	—	—	—
Issuance of common stock for cash, net of financing costs of $4.9 million	—	—	15,437,406	15,437	94,332,485	—	—	—	94,347,922
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	857,868	859	1,341,391	—	—	—	1,342,250
Stock-based compensation	—	—	—	—	13,070,962	—	—	—	13,070,962
Net loss attributable to common stockholders	—	—	—	—	—	(88,205,772)	—	—	(88,205,772)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	7,458	—	7,458
Unrealized loss on investment in affiliated entity, net of tax	—	—	—	—	—	—	(1,452,431)	—	(1,452,431)
Balance at December 31, 2017	23	—	90,357,644	$90,358	$665,775,504	$(523,356,317)	$(117,005)	$96,269	$142,488,809
Cumulative effect of accounting change (2)	—	—	—	—	—	231,366	(231,366)	—	—
Issuance of common stock for cash	—	—	5,669,025	5,669	29,222,107	—	—	—	29,227,776
Exercise of stock options and warrants for cash and vesting of RSUs, net of tax payments	—	—	1,199,141	1,199	1,808,327	—	—	—	1,809,526
Stock-based compensation	—	—	—	—	10,988,277	(333,655)	—	—	10,654,622
Net loss attributable to common stockholders	—	—	—	—	—	(96,967,830)	—	—	(96,967,830)
Unrealized loss on short-term investments	—	—	—	—	—	—	(180,496)	—	(180,496)
Balance at December 31, 2018	23	—	97,225,810	$97,226	$707,794,215	$(620,426,436)	$(528,867)	$96,269	$87,032,407
Issuance of common stock for cash	—	—	3,340,678	3,340	9,085,669	—	—	—	9,089,009
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	794,546	795	(781,200)	—	—	—	(780,405)
Equity component of issuance of convertible notes	—	—	—	—	15,752,698	—	—	—	15,752,698
Stock-based compensation	—	—	—	—	10,795,403	—	—	105,917	10,901,320
Acquisition of non-controlling interest in Geneos, net	—	—	—	—	—	—	—	2,960,131	2,960,131
Net loss attributable to common stockholders	—	—	—	—	—	(119,359,219)	—	(1,192,558)	(120,551,777)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	1,001,475	—	1,001,475
Balance at December 31, 2019	23	—	101,361,034	$101,361	$742,646,785	$(739,785,655)	$472,608	$1,969,759	$5,404,858
(1) Upon adoption of ASU 2016-09 on January 1, 2017, the Company elected to remove the forfeiture rate from the calculation of stock-based compensation and recorded a cumulative catch-up adjustment to accumulated deficit with a corresponding offset to additional paid-in-capital of $312,000.
(2) Upon adoption of ASU 2016-01 on January 1, 2018, the Company began to measure and record equity investments, except those accounted for under the equity method of accounting that have a readily determinable fair value, at fair value and began to recognize the changes in fair value in its consolidated statements of operations, instead of recognizing unrealized gains and losses through accumulated other comprehensive income (loss), as done under the previous guidance. The Company recorded a $231,000 cumulative effect adjustment to reclassify the cumulative unrealized gain, net of tax effect, from its investment in PLS from accumulated other comprehensive loss to accumulated deficit.
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(120,551,777)	$(96,967,830)	$(88,205,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,598,388	3,747,183	1,850,376
Amortization of intangible assets	1,066,294	1,249,584	1,618,665
Amortization of operating lease right-of-use assets	851,760	—	—
Change in fair value of common stock warrants	—	(360,795)	(806,819)
Change in fair value of derivative liability	1,763,652	—	—
Stock-based compensation	10,901,320	10,654,622	13,070,962
Non-cash interest expense	5,230,954	—	—
Amortization of premiums on investments	1,962	72,561	319,845
Deferred taxes	5,397	—	(150,027)
Loss (gain) on short-term investments	(476,368)	1,342,005	215,423
Loss on disposal of fixed assets	5,889	14,529	—
Loss on equity investment in affiliated entities	3,090,557	1,988,567	6,982,664
Gain on sale of intangible assets	—	—	(1,000,000)
Tax benefit from other unrealized gains on short-term investments	(266,215)	—	—
Unrealized transaction loss on foreign-currency denominated debt	471,172	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,616,288	2,686,844	9,818,306
Accounts receivable from affiliated entities	(593,461)	(251,964)	261,736
Prepaid expenses and other current assets	(178,008)	1,194,316	(851,847)
Prepaid expenses and other current assets from affiliated entities	70,665	725,202	(333,583)
Other assets	(2,026)	(30,644)	(526,207)
Accounts payable and accrued expenses	(4,337,829)	550,407	2,829,807
Accrued clinical trial expenses	(1,622,037)	(2,940,128)	2,243,503
Accounts payable and accrued expenses due to affiliated entities	(248,063)	50,849	(145,636)
Deferred revenue	(180,450)	(1,016,836)	(13,689,322)
Deferred revenue from affiliated entities	(1,800)	(140,535)	(319,876)
Deferred rent	—	(398,357)	3,608,881
Operating lease right-of-use assets and liabilities, net	(1,733,599)	—	—
Grant funding liability	1,899,364	4,165,848	—
Grant funding liability from affiliated entities	816,342	27,083	—
Other liabilities	(48,507)	87,333	—
Net cash used in operating activities	(97,850,136)	(73,550,156)	(63,208,921)
Cash flows from investing activities:
Purchases of investments	(100,950,301)	(88,155,046)	(95,700,144)
Proceeds from sale of or maturity of investments	92,893,232	132,659,976	77,162,902
Purchases of capital assets	(987,926)	(2,085,022)	(10,293,902)
Proceeds from sale of intangible assets	—	—	1,000,000
Net cash (used in) provided by investing activities	(9,044,995)	42,419,908	(27,831,144)
Cash flows from financing activities:
Proceeds from issuances of convertible senior notes and convertible bonds	97,443,617	—	—
Costs related to issuances of convertible senior notes and convertible bonds	(3,314,757)	—	—
Proceeds from issuance of common stock and warrants, net of issuance costs	9,089,010	29,227,776	94,347,922
Proceeds from stock option and warrant exercises, net of tax payments	—	1,809,526	1,342,250
Taxes paid related to net share settlement of equity awards, net of proceeds from option exercises	(780,406)	—	—
Acquisition of non-controlling interest	2,960,131	—	—
Net cash provided by financing activities	105,397,595	31,037,302	95,690,172
Increase (decrease) in cash and cash equivalents	(1,497,536)	(92,946)	4,650,107
Cash and cash equivalents, beginning of period	23,693,633	23,786,579	19,136,472
Cash and cash equivalents, end of period	$22,196,097	$23,693,633	$23,786,579

Supplemental disclosure:
Amounts accrued for purchases of property and equipment	$—	$559,646	$1,254,117
Interest paid	$2,717,585	$—	$—
Equity component of issuance of convertible notes	$15,752,698	$—	$—
Right-of-use assets obtained in exchange for lease obligations	$14,634,769	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
Inovio Pharmaceuticals, Inc. (the “Company” or “Inovio”), is a biotechnology company focused on rapidly bringing to market precisely designed DNA medicines to treat, cure, and protect people from diseases associated with human papillomavirus (HPV), cancer, and infectious diseases. The Company's DNA medicine pipeline is comprised of three types of candidates, DNA vaccines, DNA immunotherapies and DNA encoded monoclonal antibodies (dMABs). In clinical trials, Inovio has demonstrated that a DNA medicine can be delivered directly into cells in the body via its proprietary smart device to consistently activate robust and fully functional T cell and antibody responses against targeted cancers and pathogens.
The Company's novel DNA medicines are made using its proprietary SynCon® technology that creates optimized plasmids, which are circular strands of DNA that can produce antigens independently inside a cell to help the person's immune system recognize and destroy cancerous or virally infected cells.
Inovio's hand-held CELLECTRA® smart delivery devices provide optimized uptake of its DNA medicines within the cell, overcoming a key limitation of other DNA-based technology approaches.
Human data to date have shown a favorable safety profile of Inovio’s DNA medicines delivered directly into cells in the body using the CELLECTRA® smart delivery device in more than 6,000 administrations across more than 2,000 patients.
Inovio's corporate strategy is to advance, protect, and provide its novel DNA medicines to meet urgent and emerging global health needs. The Company continues to advance and validate an array of DNA medicine candidates that target HPV-related diseases, cancer, and infectious diseases. The Company aims to advance these candidates through commercialization and continue to leverage third-party resources through collaborations and partnerships, including product license agreements.
The Company's partners and collaborators include ApolloBio Corp., AstraZeneca, Beijing Advaccine, The Bill & Melinda Gates Foundation, Coalition for Epidemic Preparedness Innovations (CEPI), Defense Advanced Research Projects Agency (DARPA), GeneOne Life Science, HIV Vaccines Trial Network, the U.S. Defense Threat Reduction Agency’s Medical CBRN Defense Consortium (MCDC), National Cancer Institute, National Institutes of Health, National Institute of Allergy and Infectious Diseases, Plumbline Life Sciences, Regeneron Pharmaceuticals, Inc., Roche/Genentech, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.
The Company and its collaborators are currently conducting or planning clinical studies of its DNA medicines for HPV-associated precancers, including cervical, vulvar, and anal dysplasia; HPV-associated cancers, including head & neck, cervical, anal, penile, vulvar, and vaginal; other HPV-associated disorders, such as recurrent respiratory papillomatosis (RRP); glioblastoma multiforme (GBM); prostate cancer; HIV; Ebola; Middle East Respiratory Syndrome (MERS); Lassa fever; Zika virus; and the COVID-19 virus (coronavirus).
Inovio was incorporated in Delaware in June 2001 and has its principal executive offices in Plymouth Meeting, Pennsylvania.

2. Summary of Significant Accounting Policies

Basis of Presentation
Inovio incurred a net loss attributable to common stockholders of $119.4 million for the year ended December 31, 2019. Inovio had working capital of $62.2 million and an accumulated deficit of $739.8 million as of December 31, 2019. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates. During the year ended December 31, 2019, the Company received net proceeds of $75.7 million from a private placement of $78.5 million aggregate principal amount of its 6.50% convertible senior notes due 2024 (the “Notes”), net proceeds of $14.5 million from the private placement of 18 billion Korean Won (KRW) (approximately USD $15.0 million based on the exchange rate on the date of issuance) aggregate principal amount of its 1.0% convertible bonds due August 2024 (the "August 2019 Bonds"), net proceeds of $4.0 million from the private placement of 4.7 billion KRW (approximately USD $4.1 million based on the exchange rate on the date of issuance) aggregate principal amount of its 1.0% convertible bonds due December 2024 (the "December 2019 Bonds" and, collectively with the August 2019 Bonds, the “Bonds”) and net proceeds of $9.1 million from sales of common stock under its At-the-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company (the “Sales Agreement”). As described in Note 19 below, the Sales Agreement was amended subsequent to December 31, 2019. From January 1, 2020 through March 11, 2020, the Company sold 43,148,952 shares of common stock under the Sales Agreement, as amended, for net proceeds of $208.2 million. These proceeds, in addition to the Company’s cash, cash equivalents and short-term investments of $89.5 million and long-term investments of $6.3 million as of December 31, 2019, are sufficient to support the Company's operations for a period of at least 12 months from the date it issued these financial statements.
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
In July 2019, the Company announced a strategic organizational restructuring. In order to reduce operating expenses and conserve cash resources, the Company reduced its workforce by approximately 28% and discontinued its Phase 1/2 clinical trial of its immuno-oncology product candidate INO-5401 in patients with advanced bladder cancer. In the third quarter of 2019, the Company incurred a personnel-related restructuring charge of $2.2 million in connection with one-time employee termination costs, including severance and other benefits, all of which have been paid as of December 31, 2019.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Inovio be unable to continue as a going concern. Inovio’s consolidated financial statements as of and for the year ended December 31, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has evaluated subsequent events after the balance sheet date through the date it issued these financial statements.
Consolidation
These consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. The Company consolidates its wholly-owned subsidiaries Genetronics, Inc. and VGX Pharmaceuticals Inc. ("VGX"), and records a non-controlling interest for 39% of its subsidiary Geneos Therapeutics, Inc. ("Geneos") as well as 15% of VGX Animal Health, Inc., a subsidiary of VGX. All intercompany accounts and transactions have been eliminated upon consolidation.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and short-term investments. The Company limits its exposure to credit loss by placing its cash and investments with high credit quality financial institutions. Additionally, the Company has established guidelines regarding diversification of its investments and their maturities which are designed to maintain principal and maximize liquidity.
The Company has contracts with certain of its customers that have represented more than 10% of the Company's total revenues, as discussed in Note 7.
Fair value of Financial Instruments
The Company’s financial instruments consist principally of cash equivalents, short-term investments and investments in affiliated entities. The carrying amounts of cash equivalents approximate the related fair values due to the short-term maturities of these instruments. Investments are recorded at fair value, based on current market valuations. After the adoption of Accounting Standards Update ("ASU") No. 2016-01 on January 1, 2018, unrealized gains and losses on the Company's equity investment in its affiliated entity Plumbline Life Sciences, Inc. ("PLS") are reported in the consolidated statement of operations as a gain (loss) on investment in affiliated entities. The Company’s investment in GeneOne, an affiliated entity, is accounted for at fair value on a recurring basis, with changes in fair value recorded on the consolidated statements of operations within gain (loss) from investment in affiliated entity. The Company carries convertible notes and bonds at face value less unamortized debt discount and issuance costs on its consolidated balance sheet, and it presents the fair value of such convertible notes and bonds for disclosure purposes only.
Cash and Cash Equivalents
Cash equivalents are considered by the Company to be highly liquid investments purchased with original maturities of three months or less from the date of purchase. Cash and cash equivalents included certain money market accounts at December 31, 2019 and 2018.
Investments
The Company defines investments as income-yielding securities that can be readily converted into cash or equity investments classified as available-for-sale. Investments included mutual funds and equity investments in the Company’s affiliated entities, PLS and GeneOne, at December 31, 2019. Investments included mutual funds, United States corporate debt securities and an equity investment in the Company's affiliated entities, PLS and GeneOne, at December 31, 2018.
Accounts Receivable
Accounts receivable are recorded at invoiced amounts and do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition. Credit is extended to customers as deemed necessary and generally does not require collateral. Management believes that the risk of loss is significantly reduced due to the quality and financial position of the Company's customers. No allowance for doubtful accounts was deemed necessary at December 31, 2019 and 2018.
Fixed Assets
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the remaining term of the related leases or the estimated economic useful lives of the improvements. Repairs and maintenance are expensed as incurred.
Long-Lived Assets
All long-lived assets are reviewed for impairment in value when changes in circumstances dictate, based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current earnings, to the extent the carrying amount of an asset exceeds its estimated fair value determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets. The Company has not recognized any losses on long-lived assets through December 31, 2019.
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
Historically, the Company has recorded patents at cost and amortized these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent cost consists of the consideration paid for patents and related legal costs. Effective as of the acquisition of VGX in 2009, all new patent costs are expensed as incurred, with patent costs capitalized as of that date continuing to be amortized over the expected life of the patent. License costs are recorded based on the fair value of consideration paid and are amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement to the extent the license has an alternative future use. As of December 31, 2019 and 2018, the Company’s intangible assets resulting from the acquisition of VGX, as well as the acquisitions of two other companies, Inovio AS and Bioject Medical Technologies, Inc. ("Bioject"), and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $3.7 million and $4.8 million, respectively.
The determination of the value of intangible assets requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company assesses potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company’s judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of its acquired businesses, market conditions and other factors. If impairment is indicated, the Company will reduce the carrying value of the intangible asset to fair value. While current and historical operating and cash flow losses are potential indicators of impairment, the Company believes the future cash flows to be received from its intangible assets will exceed the intangible assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2019.
Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. Goodwill is reviewed for impairment at least annually at November 30, or more frequently if an event occurs indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment as of November 30, 2019, identifying no impairment.
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
Valuation allowances against the Company’s deferred tax assets were $137.2 million and $115.0 million at December 31, 2019 and 2018, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.
Collaboration Agreements
The Company assesses whether its collaboration agreements are subject to Accounting Standards Codification ("ASC") 808: Collaborative Arrangements (“Topic 808”) based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of Topic 808, the Company assesses whether the payments between the Company and the collaboration partner are subject to other accounting literature. If payments from the collaboration partner to the Company represent consideration from a customer, then the Company accounts for those payments within the scope of Topic 606. However, if the Company concludes that its collaboration partner is not a customer for certain activities, such as for certain collaborative research and development activities, the Company presents such payments as a reduction of research and development expense.
Revenue Recognition
Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method which consisted of applying and recognizing the cumulative effect of Topic 606 at the date of initial application.
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
License Fees
If a license to intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
Product Supply Services
Arrangements that include a promise for future supply of drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. The Company evaluates whether it is the principal or agent in the arrangement. The Company had determined that it is the principal in the current arrangements as the Company controls the product supply before it is transferred to the customer.
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
Grants
The Company has determined that as of January 1, 2018, accounting for the Company’s various grant agreements falls under the contributions guidance under Subtopic 958-605, Not-for-Profit Entities-Revenue Recognition, which is outside the scope of Topic 606, as the government agencies granting the Company funds are not receiving reciprocal value for their contributions. Beginning on January 1, 2018, all contributions received from current grant agreements are recorded as a contra- expense as opposed to revenue on the consolidated statement of operations.
Derivative Liabilities

The Company evaluates its debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in the Company's financial statements. The result of this accounting treatment is that the fair value of the embedded derivative is revalued at each balance sheet date and recorded as a liability, and the change in fair value during the reporting period is recorded in other income (expense) in the consolidated statements of operations. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within twelve months of the balance sheet date.
Foreign Currency Transactions
The functional and presentation currency of the Company is the U.S. dollar. Transactions denominated in a currency other than the functional currency are recorded on the initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at the end of each reporting period into the functional currency at the exchange rate at that date. Exchange differences are included in general and administrative expenses in the consolidated statement of operations. Non-monetary assets and liabilities measured at cost are remeasured at the exchange rate at the date of the transaction.
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
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding stock options, restricted stock units and warrants and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. For the year ended December 31, 2019, the dilutive impact of the outstanding Notes and Bonds issued by the Company (discussed in Note 10) has been considered using the "if-converted" method. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any.
The following tables reconcile the components of the numerator and denominator included in the calculations of diluted net loss per share:

	Year Ended December 31,
	2019	2018	2017
Numerator
Net loss attributable to Inovio Pharmaceuticals, Inc. (numerator for use in basic net loss per share)	$(119,359,219)	$(96,967,830)	$(88,205,772)
Adjustment for decrease in fair value of warrant liability	—	—	(806,819)
Numerator for use in diluted net loss per share	$(119,359,219)	$(96,967,830)	$(89,012,591)

Denominator
Weighted average number of common shares outstanding (denominator for use in basic net loss per share)	98,717,999	92,539,997	81,777,493
Effect of dilutive potential common shares	—	—	140,529
Denominator for use in diluted net loss per share	98,717,999	92,539,997	81,918,022

Net loss per share, diluted	$(1.21)	$(1.05)	$(1.09)

Net loss per share, basic	$(1.21)	$(1.05)	$(1.08)
The following table summarizes potential shares of common stock that were excluded from diluted net loss per share calculation because of their anti-dilutive effect:

	Year Ended December 31,
	2019	2018	2017
Options to purchase common stock	9,265,390	8,752,677	7,694,870
Restricted stock units	2,069,936	1,688,017	1,234,168
Convertible preferred stock	8,456	8,456	8,456
Convertible notes	14,585,653	—	—
August 2019 Bonds	3,799,071	—	—
December 2019 Bonds	1,009,450	—	—
Total	30,737,956	10,449,150	8,937,494

Leases
The Company adopted ASU 2016‑02, Leases (Topic 842) (“Topic 842”) on January 1, 2019. For long-term operating leases, the Company recognized an operating lease right-of-use asset and an operating lease liability on its consolidated balance sheets. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that the Company would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. The Company determined the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise.
Fixed rent expense for the Company's operating leases is recognized on a straight-line basis over the term of the lease and is included in operating expenses on the consolidated statements of operations. Variable lease payments including lease operating expenses are recorded as incurred.
Prior period amounts continue to be reported in accordance with the historic accounting under the previous lease guidance, ASC 840, Leases (Topic 840). See “Recent Accounting Pronouncements - Recently Adopted” below, for more information about the impact of the adoption of Topic 842.
Stock-Based Compensation
The Company incurs stock-based compensation expense related to restricted stock units and stock options. The fair value of restricted stock is determined by the closing price of the Company's common stock reported on the Nasdaq Global Select Market on the date of grant. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, including the expected stock price volatility and expected option life. The Company amortizes the fair value of the awards on a straight-line basis over the requisite vesting period of the awards. Expected volatility is based on historical volatility. The expected life of options granted is based on historical expected life. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The dividend yield is based on the fact that no dividends have been paid historically and none are currently expected to be paid in the foreseeable future. The Company recognizes forfeitures as they occur.
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.42%	2.73%	2.20%
Expected volatility	70%	72%	73%
Expected life in years	6	6	6
Dividend yield	—	—	—
The Company adopted ASU 2018-07 on January 1, 2019, which generally aligned the accounting for stock-based compensation for non-employees with that of employees. The fair value of the stock options granted to non-employees was estimated using the Black-Scholes pricing model.
The weighted average assumptions used in the Black-Scholes model for option grants to non-employees are presented below:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.45%	2.71%	2.42%
Expected volatility	88%	78%	99%
Expected life in years	10	9	9
Dividend yield	—	—	—
Recent Accounting Pronouncements - Recently Adopted
The recent accounting pronouncements below may have a significant effect on the Company's financial statements. Recent accounting pronouncements that are not anticipated to have an impact on or are unrelated to the Company's financial condition, results of operations, or related disclosures are not discussed.
ASU No. 2016-02. In February 2016, the FASB issued Topic 842, which requires lessees to recognize most leases on the balance sheet as lease liabilities with corresponding right-of-use assets and to disclose key information about leasing arrangements. The Company adopted the new lease standard on January 1, 2019 using the modified retrospective approach. The Company elected the available package of practical expedients upon adoption, which allowed the Company to carry forward its historical assessment of whether existing agreements contained a lease and the classification of its existing operating leases. Upon adoption, the Company recognized an operating right-of use asset and operating lease liability in its consolidated balance sheet of approximately $14.6 million and $24.2 million, respectively. The Company also classified deferred rent of $9.6 million as an offset to the Company’s operating right-of-use asset upon adoption. There were no adjustments to the Company’s opening accumulated deficit balance upon adoption.
The impact of the adoption of Topic 842 on the consolidated balance sheets as of January 1, 2019 was as follows:

	ASC 840		Topic 842
	January 1, 2019	Impact of Adoption	January 1, 2019
Deferred rent, current portion	$1,065,387	$(1,065,387)	$—
Deferred rent, non-current portion	$8,518,207	$(8,518,207)	$—
Operating right-of-use assets	$—	$14,634,769	$14,634,769
Operating lease liability, current portion	$—	$1,733,600	$1,733,600
Operating lease liability, non-current portion	$—	$22,484,763	$22,484,763
ASU No. 2018-07. In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, that simplifies the accounting for stock-based payments granted to non-employees for services by generally aligning it with the accounting for stock-based payments granted to employees. The Company adopted the standard on January 1, 2019 and there was no material impact to its consolidated financial statements.
ASU No. 2018-13. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which amends certain disclosure requirements over Level 1, Level 2 and Level 3 fair value measurements (see Note 6 for more information about the Company’s fair value classifications). ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its disclosures.
Recent Accounting Pronouncements - Not Yet Adopted
ASU No. 2016-13. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available for sale debt securities. ASU 2016-13 is effective beginning in the first quarter of 2020, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements. This standard includes the Company's financial instruments, such as accounts receivable and investments that are generally of high credit quality. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. The new guidance requires the Company to identify, analyze, document and support new methodologies for quantifying expected credit loss estimates for its financial instruments, using information such as historical experience and current economic conditions, plus the use of reasonable supportable forecast information.
ASU No. 2018-18. In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarified the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the financial statements.
ASU 2017-04. In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the recognition and measurement of a goodwill impairment loss by eliminating Step 2 of the quantitative goodwill impairment test. The guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, if any. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. The Company adopted this guidance on January 1, 2020, and it believes the adoption of this guidance will not have a material impact on its consolidated financial statements or related disclosures.

3. Revenue Recognition
During the year ended December 31, 2019, the Company recognized total revenue under collaborative research and development and other agreements determined to be contracts with a customer of $3.2 million from AstraZeneca and $917,000 from various other contracts. The Company defers revenue when a contract is entered into with a collaborator and cash payments are received prior to satisfaction of the related performance obligation. Of the total revenue recognized during the year ended December 31, 2019, $293,000 was in deferred revenue as of December 31, 2018. During the year ended December 31, 2018, the Company recognized revenue of $1.3 million that was included in deferred revenue at December 31, 2017. Performance obligations are generally satisfied within 12 months of the initial contract date.

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
Under the ApolloBio Agreement, the Company received proceeds of $19.4 million in March 2018, which comprised the upfront payment of $23.0 million less $2.2 million in foreign income taxes and $1.4 million in certain foreign non-income taxes. The foreign income taxes were recorded as a provision for income taxes and the foreign non-income taxes were recorded as a general and administrative expense, on the consolidated statement of operations during the quarter ended March 31, 2018. The Company also incurred advisory fees of $960,000 in connection with receiving the upfront payment from ApolloBio.

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
As of December 31, 2017, the Company had recognized all of the $27.5 million upfront payment as revenue, as all identified material performance obligations had been met with respect to that payment. In both December 2018 and March 2019, the Company recognized as revenue $2.0 million in milestone payments from AstraZeneca triggered by AstraZeneca’s initiation of the Phase 2 portion of ongoing clinical trials in the second and third major indication, respectively, under the agreement. During the year ended December 31, 2019, the Company recognized total revenues of $3.2 million from AstraZeneca primarily for manufacturing services, for which the Company determined it was the principal in the arrangement as it controlled the product supply before it is transferred to the customer, and the milestone achieved as discussed above. As of

December 31, 2019 and 2018, the Company had an accounts receivable balance of $161,000 and $3.2 million, respectively, related to the collaboration agreement with AstraZeneca.
Coalition for Epidemic Preparedness Innovations
On April 11, 2018, the Company entered into agreements with CEPI, pursuant to which the Company intends to develop vaccine candidates against Lassa fever and MERS. The goal of the collaboration between the Company and CEPI is to conduct research and development so that investigational stockpiles will be ready for clinical efficacy trial testing during potential disease outbreaks. The agreements with CEPI contemplate preclinical studies, as well as Phase 1 and Phase 2 clinical trials, occurring over multiple years. As part of the arrangement between the parties, CEPI has agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by the Company and collaborators, with funding from CEPI based on the achievement of identified milestones. During the years ended December 31, 2019 and 2018, the Company received funding of $6.3 million and $4.3 million, respectively, related to the CEPI grant and recorded those payments as contra-research and development expense. As of December 31, 2019, the Company had a grant funding liability balance related to the CEPI grant of $5.0 million recorded as grant funding liability on the consolidated balance sheet related to the CEPI grant.

5. Short-term Investments
Short-term investments at December 31, 2019 consisted of mutual funds. Short-term investments at December 31, 2018 consisted of mutual funds and United States corporate debt securities. Short-term investments are recorded at fair value, based on current market valuations. Unrealized gains and losses on the Company's debt securities are excluded from earnings and reported as a separate component of other comprehensive loss until realized. Realized gains and losses are included in non-operating other income (expense) on the consolidated statements of operations and are derived using the specific identification method for determining the cost of the securities sold. During the years ended December 31, 2019 and 2018, gross realized gain on investments of $594,000 and $20,000, respectively, and gross realized loss on investments of $118,000 and $1.3 million, respectively, was recorded. No material balances were reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017. Interest and dividends on investments classified as available-for-sale are included in interest income in the consolidated statements of operations. As of December 31, 2019, the Company had 4 available-for-sale securities in a gross unrealized loss position, of which 2 with an aggregate total unrealized loss of $11,000 were in such position for longer than 12 months.
The following is a summary of available-for-sale securities as of December 31, 2019 and 2018:

		As of December 31, 2019
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$66,599,219	$754,709	$(15,911)	$67,338,017

		As of December 31, 2018
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$57,842,955	$—	$(528,084)	$57,314,871
US corporate debt securities	Less than 2	224,633	—	(652)	223,981
Total investments		$58,067,588	$—	$(528,736)	$57,538,852

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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the years ended December 31, 2019 and 2018.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, and are determined using the following inputs as of December 31, 2019:

	Fair Value Measurements at
	December 31, 2019
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$2,349,729	$2,349,729	$—	$—
Mutual funds	67,338,017	—	67,338,017	—
Investments in affiliated entities	6,315,356	6,315,356	—	—
Total assets	$76,003,102	$8,665,085	$67,338,017	$—
Liabilities:
Derivative liability (Note 10)	$8,819,023	$—	$—	$8,819,023
Total liabilities	$8,819,023	$—	$—	$8,819,023

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

Level 1 assets at December 31, 2019 and 2018 consisted of money market funds held by the Company that are valued at quoted market prices, as well as the Company’s investments in its affiliates, GeneOne and PLS. The Company accounts for its investment in 1,644,155 common shares of GeneOne based on the closing price of the shares on the Korean Stock Exchange on the applicable balance sheet date. The Company accounts for its investment in 395,758 common shares of PLS as an equity investment with a fair value based on the closing price of the shares on the Korea New Exchange (KONEX) Market on the applicable balance sheet date. Unrealized gains and losses on the Company's equity securities are reported in the consolidated statement of operations as a gain (loss) on investment in affiliated entities.
Level 2 assets at December 31, 2019 consisted of mutual funds. Level 2 assets at December 31, 2018 consisted of U.S. corporate debt securities and mutual funds. Level 2 assets held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.

In March 2019, August 2019 and December 2019, the Company issued the Convertible Notes, August 2019 Bonds and December 2019 Bonds, respectively. The carrying value of the Notes and Bonds approximates the fair value as December 31, 2019. See Note 10 for additional information.
There were no Level 3 assets held as of December 31, 2019 and 2018.
Level 3 liabilities held at December 31, 2019 consisted of the embedded conversion option contained in the August 2019 Bonds that met the criteria to be bifurcated and accounted for separately from the August 2019 Bonds (the "derivative liability") (see Note 10 below for more information). The derivative liability was recorded at fair value of $7.1 million upon the issuance of the August 2019 Bonds, and is subsequently remeasured to fair value at each reporting period. The derivative liability was initially valued and remeasured using a "with-and-without" method. The "with-and-without" methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the embedded conversion option. The difference between the entire instrument with the embedded conversion option compared to the instrument without the embedded conversion option is the fair value of the derivative, recorded as the derivative liability. There was no derivative liability associated with the issuance of the December 2019 Bonds.
The fair value of the August 2019 Bonds with the conversion option is estimated using a Monte Carlo simulation approach. The key inputs to valuing the August 2019 Bonds with the conversion option on the date of issuance and as of December 31, 2019 include the Company’s stock price on the valuation date; the expected annual volatility of the Company’s common stock, and the discount yield, which was derived by making the fair value of the August 2019 Bonds equal to the face value on the issuance date. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.
The following table presents the changes in fair value of the derivative liability for the year ended December 31, 2019:

Balance at December 31, 2018	$—
Initial fair value upon issuance of the August 2019 Bonds	7,055,371
Change in fair value	1,763,652
Balance at December 31, 2019	$8,819,023

There were no Level 3 liabilities held as of December 31, 2018.

7. Major Customers and Concentration of Credit Risk

Customer	2019 Revenue	% of Total Revenue	2018 Revenue	% of Total Revenue	2017 Revenue	% of Total Revenue
ApolloBio	$—	—%	$23,000,000	75%	$—	—%
AstraZeneca	3,194,877	78	6,850,424	23	22,269,773	53
DARPA	—	—	—	—	9,983,927	24
Roche	—	—	—	—	6,107,254	14
All other, including affiliated entities	917,053	22	631,473	2	3,859,132	9
Total revenue	$4,111,930	100%	$30,481,897	100%	$42,220,086	100%

During the years ended December 31, 2019 and 2018, the Company recognized revenue from various license fees and collaborative research and development agreements. The Company has determined that as of January 1, 2018, accounting for the Company’s various grant agreements falls under the contributions guidance under Subtopic 958-605, Not-for-Profit Entities-Revenue Recognition, which is outside the scope of Topic 606. Beginning on January 1, 2018, all contributions received from current grant agreements have been recorded as a contra-expense as opposed to revenue on the consolidated statements of operations, as discussed in Note 2. During the year ended December 31, 2017, the Company recognized revenue from various license fees, collaborative research and development agreements, grants and government contracts. As of December 31, 2019, $469,000, or 67%, and $161,000, or 23%, of the Company's accounts receivable was attributable to MCDC and AstraZeneca, respectively. As of December 31, 2018, $3.2 million, or 98%, of the Company's accounts receivable was attributable to AstraZeneca.
There is minimal credit risk with these customers based upon collection history, their size and financial condition. Accordingly, the Company does not consider it necessary to record a reserve for uncollectible accounts receivable.

8. Fixed Assets

Fixed assets at December 31, 2019 and 2018 consist of the following:

	Cost	Accumulated Depreciation and Amortization	Net Book Value
As of December 31, 2019
Leasehold improvements	$15,007,935	$(4,996,777)	$10,011,158
Laboratory equipment	4,102,467	(3,229,357)	873,110
Office furniture and fixtures	3,048,053	(1,944,293)	1,103,760
Computer equipment and other	3,781,020	(2,996,031)	784,989
	$25,939,475	$(13,166,458)	$12,773,017
As of December 31, 2018
Leasehold improvements	$14,909,341	$(3,464,444)	$11,444,897
Laboratory equipment	4,031,965	(2,425,854)	1,606,111
Office furniture and fixtures	3,198,803	(1,767,653)	1,431,150
Computer equipment and other	3,808,824	(2,341,968)	1,466,856
	$25,948,933	$(9,999,919)	$15,949,014

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $3.6 million, $3.7 million and $1.9 million, respectively. The Company determined that the carrying value of these long-lived assets was not impaired during the periods presented. During the year ended December 31, 2019 the Company disposed of fixed assets with a net book value of $6,000 and accumulated depreciation of $432,000.

9. Goodwill and Intangible Assets
The following sets forth goodwill and intangible assets by major asset class:

		December 31, 2019			December 31, 2018
	Weighted Average Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite lived:
Goodwill(a)		$10,513,371	$—	$10,513,371	$10,513,371	$—	$10,513,371
Definite lived:
Patents	10	5,802,528	(5,802,528)	—	5,802,528	(5,742,079)	60,449
Licenses	10	1,323,761	(1,248,104)	75,657	1,323,761	(1,219,357)	104,404
CELLECTRA®(b)	8	8,106,270	(8,106,270)	—	8,106,270	(7,679,190)	427,080
GHRH(b)	11	335,314	(335,314)	—	335,314	(303,630)	31,684
Bioject (c)	12	5,100,000	(2,175,556)	2,924,444	5,100,000	(1,882,222)	3,217,778
Other(d)	18	4,050,000	(3,356,250)	693,750	4,050,000	(3,131,250)	918,750
Total intangible assets	11	24,717,873	(21,024,022)	3,693,851	24,717,873	(19,957,728)	4,760,145
Total goodwill and intangible assets		$35,231,244	$(21,024,022)	$14,207,222	$35,231,244	$(19,957,728)	$15,273,516

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
Aggregate amortization expense on intangible assets was $1.1 million, $1.2 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization expense related to intangible assets at December 31, 2019 is expected to be incurred as follows:

Year ending December 31,
2020	$547,081
2021	520,414
2022	492,818
2023	275,760
2024	253,333
Thereafter	1,604,445
$3,693,851

There were no impairment or impairment indicators present and no losses were recorded during the years ended December 31, 2019, 2018 and 2017, respectively.

10. Convertible Debt

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
The Company evaluated the accounting for the issuance of the Notes and concluded that the embedded conversion features meet the requirements for a derivative scope exception for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity in its consolidated balance sheet, and that the cash conversion guidance applies. Therefore, the Notes issuance proceeds of $78.5 million are allocated first to the liability component based on the fair value of non-convertible debt with otherwise identical residual terms with the residual proceeds allocated to equity for the conversion features. The Company determined that the fair value of the non-convertible debt upon issuance of the Notes was $62.2 million and recorded this amount as a liability and the offsetting amount as a debt discount as a reduction to the carrying value of the Notes on the closing date. The debt issuance costs associated with the Notes of $2.8 million are allocated to the liability and equity component in the same proportion as the issuance proceeds.

The Company determined that all other features of the Notes were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's consolidated financial statements.
The balance of the Notes at December 31, 2019 is as follows:

Principal amount	$78,500,000
Unamortized debt discount on the liability component	(14,082,302)
Unamortized debt issuance cost	(1,938,206)
Accrued interest	1,700,833
Net carrying amount	$64,180,325

The Company determined that the expected life of the Notes was equal to the period through November 1, 2023 as this represents the point at which the Notes are initially subject to repurchase by the Company at the option of the holders. Accordingly, the total debt discount of $18.6 million, inclusive of the fair value of the embedded conversion feature derivative at issuance, is being amortized using the effective interest method through November 1, 2023. The effective interest rate of the liability component is 13.1%. For the year ended December 31, 2019, the Company recognized $7.0 million of interest expense related to the Notes, of which $4.4 million related to the contractual interest coupon. As of December 31, 2019, there have not been any conversions or redemptions of the Notes.

August 2019 Convertible Bonds
On August 1, 2019, the Company closed a private placement of the August 2019 Bonds with an aggregate principal amount of 18 billion Korean Won (KRW) (approximately USD $15.0 million based on the exchange rate on the date of issuance) issued to institutional investors led by Korea Investment Partners (KIP), a global venture capital and private equity firm based in Seoul, Korea. Net proceeds from the offering were approximately $14.5 million. The Company also announced its intent to pursue a listing of its securities on the KOSDAQ Market of the Korea Exchange (KOSDAQ) in the form of Korean Depositary Receipts (KDRs) representing shares of common stock.
The August 2019 Bonds, which are unsecured obligations of the Company, were issued on August 1, 2019 and will accrue interest at a coupon rate of 1.00% per annum, payable quarterly. The August 2019 Bonds will mature on July 31, 2024, unless earlier converted or repurchased. The outstanding August 2019 Bonds will be repaid at maturity at a price equal to the principal of the outstanding bonds to be repaid plus a premium on such bonds to provide an internal rate of return with respect to such bonds of 6.00%. Commencing on August 1, 2020, the August 2019 Bonds will be convertible until the date that is one month prior to maturity date. Upon conversion, the Company will deliver KDRs, if the Company has any such securities listed on the KOSDAQ at that time, or otherwise shares of common stock, if KDRs are not listed on KOSDAQ at that time or the converting holder requests delivery of shares of common stock. The initial conversion rate is 211.0595 shares per KRW1,000,000 in principal amount (equivalent to an initial conversion price of approximately USD $4.00 per share based on the exchange rate as of July 30, 2019), subject to adjustment upon the occurrence of specified events. The conversion rate is subject to reset on January 2, 2020 and on each three month anniversary thereafter until the maturity date to the then current market price if the current market price is lower than the conversion price then in effect; provided that the conversion rate will not exceed 351.7658 shares per KRW1,000,000 (equivalent to a conversion price of approximately USD $2.40 per share based on the exchange rates as of July 30, 2019).
The August 2019 Bonds will be subject to repurchase by the Company at the option of the bondholders from and including July 31, 2022 up to the date that is one month prior to the maturity date at a repurchase price equal to the principal of the August 2019 Bonds to be repurchased plus a premium in order to provide an internal rate of return with respect to the August 2019 Bonds of 6.00%. In addition, upon the occurrence of a fundamental change (as defined in the August 2019 Bonds), the Company will be required to offer to repurchase the August 2019 Bonds at a repurchase price equal to the principal amount thereof plus accrued and unpaid interest thereon but excluding the applicable repurchase date. Upon the occurrence of an event of default (as defined in the August 2019 Bonds), with the approval of at least 25% of the bondholders, the Company will be required to offer to repurchase the August 2019 Bonds at a repurchase price equal to the principal amount thereof plus a premium in order to provide an internal rate of return with respect to the August 2019 Bonds of 8.00%.
The Company evaluated the accounting for the issuance of the August 2019 Bonds and concluded that the embedded conversion feature is considered a derivative requiring bifurcation from the August 2019 Bonds as it does not meet the equity scope exception due to the fact that it is denominated in a currency other than the Company's functional currency. The fair value of the conversion feature at August 1, 2019 was $7.1 million, which was recorded as a reduction to the carrying value of the debt. This debt discount is being amortized to interest expense over the term of the debt using the effective interest method. The conversion option is accounted for as a derivative liability, which is revalued each reporting period with the resulting change in fair value reflected in other income (expense), net, in the consolidated statements of operations.

The Company determined that all other features of the August 2019 Bonds were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's consolidated financial statements.
The balance of the August 2019 Bonds at December 31, 2019 is as follows:

Principal amount	$15,578,211
Unamortized debt discount	(6,764,346)
Unamortized debt issuance cost	(255,185)
Accretion of premium associated with the August 2019 Bonds	227,322
Accrued interest	38,946
Net carrying amount	$8,824,948

The Company determined that the expected life of the August 2019 Bonds was equal to the period through August 1, 2022 as this represents the point at which the August 2019 Bonds are initially subject to repurchase by the Company at the option of the holders. Accordingly, the total debt discount of $7.3 million, inclusive of the fair value of the embedded conversion feature derivative at issuance, is being amortized using the effective interest method through August 1, 2022. The effective interest rate of the August 2019 Bonds is 29.4%. For the year ended December 31, 2019, the Company recognized $982,000 of interest expense related to the August 2019 Bonds, of which $65,000 related to the contractual interest coupon. As of December 31, 2019, there have not been any conversions or redemptions of the August 2019 Bonds.

The derivative liability is valued at $8.8 million as of December 31, 2019. The change in fair value of the derivative liability was $1.8 million for the year ended December 31, 2019.

December 2019 Convertible Bonds
On December 26, 2019, the Company closed a private placement of convertible promissory notes (the “December 2019 Bonds”) with an aggregate principal amount of 4.7 billion KRW (approximately USD $4.1 million based on the exchange rate on the date of issuance) issued to a Korea-based institutional investor. Net proceeds from the offering were approximately $4.0 million.
The December 2019 Bonds, which are unsecured obligations of the Company, were issued on December 31, 2019 and will accrue interest at a coupon rate of 1.00% per annum, payable quarterly. The December 2019 Bonds will mature on December 31, 2024, unless earlier converted or repurchased. The outstanding December 2019 Bonds will be repaid at maturity at a price equal to the principal of the outstanding bonds to be repaid plus a premium on such bonds to provide an internal rate of return with respect to such bonds of 6.00%. Commencing on December 31, 2020, the December 2019 Bonds will be convertible until the date that is one month prior to maturity date. Upon conversion, the Company will deliver KDRs, if the Company has any such securities listed on the KOSDAQ at that time, or otherwise shares of common stock of the Company. The initial conversion rate will be 214.7766 shares per KRW1,000,000 principal amount of Bonds (equivalent to an initial conversion price of approximately USD $4.00 per share based on the exchange rate as of December 19, 2019), subject to adjustment upon the occurrence of certain events. The conversion rate is subject to reset on July 2, 2020 and on each three month anniversary thereafter until the maturity date to the then current market price if the current market price is lower than the conversion price then in effect; provided that the conversion rate will not exceed 357.9611 shares per KRW1,000,000 (equivalent to a conversion price of approximately USD $2.40 per share based on the exchange rate as of December 19, 2019).
The December 2019 Bonds will be subject to repurchase by the Company at the option of the bondholders from and including December 31, 2022 up to the date that is one month prior to the maturity date at a repurchase price equal to the principal of the December 2019 Bonds to be repurchased plus a premium on the Bonds in order to ensure an internal rate of return with respect to the Bonds equal to 6.00%. In addition, upon the occurrence of a fundamental change (as defined in the Subscription Agreement) the Company will be required to offer to repurchase the Bonds at a repurchase price equal to the principal amount thereof plus accrued and unpaid interest thereon to but excluding the applicable repurchase date. If certain bankruptcy and insolvency-related events of default occur, the principal of, and accrued and unpaid interest on, all of the then outstanding December 2019 Bonds shall automatically become due and payable. If any other event of default occurs and is continuing, the holders of at least 25% of the in aggregate principal amount of the December 2019 Bonds by notice to the Company may declare the principal of, and accrued and unpaid interest on, all of the then-outstanding December 2019 Bonds to be due and payable.
The Company evaluated the accounting for the issuance of the December 2019 Bonds and concluded that the embedded conversion feature does not require bifurcation from the December 2019 Bonds. Although the embedded conversion feature meets the definition of a derivative, it qualifies for the equity scope exception for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity in its consolidated balance sheet. The December 2019 Bonds are denominated in a foreign currency other than the Company’s functional currency, which would typically violate the settlement provision criteria when analyzing whether the conversion option is indexed to an entity’s own stock. However, per the terms of the agreement, the functional currency rate required to be used in a conversion scenario is fixed as of the date preceding the date of issuance of the Bonds. Therefore, the fluctuation in functional currency doesn’t impact the settlement of the conversion option. Further, as there is no cash conversion feature or beneficial conversion feature on the date of issuance, and the Bonds were not issued at a substantial premium, all of the proceeds were recorded as a liability.
The Company determined that all other features of the December 2019 Bonds were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's consolidated financial statements.
The balance of the December 2019 Bonds at December 31, 2019 is as follows:

Principal amount	$4,067,644
Unamortized debt issuance cost	(50,000)
Accretion of premium associated with the December 2019 Bonds	—
Accrued interest	—
Net carrying amount	$4,017,644

The Company determined that the expected life of the December 2019 Bonds was equal to the period through December 31, 2022 as this represents the point at which the December 2019 Bonds are initially subject to repurchase by the Company at the option of the holders. The effective interest rate of the December 2019 Bonds is 6.2%. For the year ended December 31, 2019, the Company recognized no interest expense related to the December 2019 Bonds. As of December 31, 2019, there have not been any conversions or redemptions of the December 2019 Bonds.
As of December 31, 2019, future minimum payments due under the Company's convertible debt instruments are as follows:

Year ending December 31,	Convertible Notes (1)	August 2019 Bonds (2)	December 2019 Bonds (2)	Total
2020	$5,103,000	$156,000	$31,000	$5,290,000
2021	5,103,000	156,000	41,000	5,300,000
2022	5,103,000	156,000	41,000	5,300,000
2023	5,103,000	156,000	41,000	5,300,000
2024	81,051,000	20,021,000	5,236,000	106,308,000
Total	$101,463,000	$20,645,000	$5,390,000	$127,498,000
(1) Amounts represent contractual amounts due under the Notes, including interest based on the fixed rate of 6.5% per year.
(2) Amounts represent contractual amounts due under the August 2019 and December 2019 Bonds, including interest based on the fixed rate of 1% per year plus a premium on such bonds to provide an internal rate of return with respect to such Bonds of 6% at maturity.

11. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at December 31, 2019 and 2018 consist of the following:

	As of December 31,
	2019	2018
Trade accounts payable	$6,919,081	$10,043,816
Accrued compensation	8,967,897	9,466,821
Accrued subcontract costs	273,508	83,812
Other accrued expenses	2,076,772	3,540,284
	$18,237,258	$23,134,733

12. Stockholders’ Equity

Preferred Stock

			Shares Outstanding as of December 31,
	Shares Authorized	Shares Issued	2019	2018
Series C Preferred Stock, par $0.001	1,091	1,091	23	23
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
Holder Optional Conversion Right
The holder of any share or shares of Series C Preferred Stock has the right at any time, at such holder’s option, to convert all or any lesser portion of such holder’s shares of the Preferred Stock into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing (i) the aggregate Liquidation Preference applicable to the particular series of preferred shares, plus accrued and unpaid dividends thereon by (ii) the applicable Conversion Value (as defined in the relevant series’ Certificate of Designations, Rights and Preferences) then in effect for such series of preferred shares. As of December 31, 2019, the Conversion Value was $27.20, such that the outstanding shares of Series C Preferred Stock were convertible into 8,456 shares of common stock. The Company is not obligated to issue any fractional shares or scrip representing fractional shares upon such conversion and instead shall pay the holder an amount in cash equal to such fraction multiplied by the current market price per share of the Company’s common stock.
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
Common Stock
In May 2018, the Company entered into the Sales Agreement with Stifel, Nicolaus and Company (the “Placement Agent”) to sell shares of its common stock with aggregate gross proceeds of up to $100.0 million, from time to time, through an “at-the-market” equity offering program under which the Placement Agent will act as sales agent. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that the Placement Agent will be entitled to compensation for its services in an amount equal to up to 3.0% of the gross proceeds from the sales of shares sold through the Placement Agent under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement.
During the year ended December 31, 2019, the Company sold a total of 3,340,678 shares of common stock under the Sales Agreement. The sales were made at a weighted average price of $2.78 per share resulting in aggregate net proceeds of $9.1 million. As of December 31, 2019, the Company may sell up to an additional $62.8 million in shares of its common stock under the Sales Agreement. The registration statement that registered with the SEC the shares that may be sold under the Sales Agreement expires on June 8, 2021.
As described in Note 19 below, subsequent to December 31, 2019, the Company and the Placement Agent entered into a first and second amendment to the Sales Agreement to increase the amount of common stock that may be sold under the Sales Agreement from $100.0 million to $250.0 million. The Company also sold shares of common stock under the Sales Agreement subsequent to December 31, 2019.
In June 2016, the Company entered into an At-the-Market Equity Offering Sales Agreement (the “Prior Sales Agreement”) with the same placement agent. The registration statement that registered with the SEC the shares sold under the Prior Sales Agreement expired on June 5, 2018, and no further sales can be made under the Prior Sales Agreement. The Company sold an aggregate of 3,911,104 shares of common stock under the Prior Sales Agreement resulting in aggregate net proceeds of $32.1 million. During the period from January 1, 2018 to June 5, 2018, the Company sold a total of 314,950 shares of common stock under the Prior Sales Agreement. The sales were made at a weighted average price of $5.07 per share resulting in aggregate net proceeds of $1.6 million. During the year ended December 31, 2017, the Company sold a total of 2,937,406 shares of common stock under the Prior Sales Agreement. The sales were made at a weighted average price of $8.41 per share resulting in aggregate net proceeds of $24.2 million.
Warrants
During the year ended December 31, 2018, warrants to purchase 284,091 shares of the Company's common stock were exercised, with net proceeds to the Company of $902,000. As of December 31, 2019 and 2018, there were no common stock warrants outstanding.
Stock Options and Restricted Stock Units
The Company has a stock-based incentive plan, the 2016 Omnibus Incentive Plan (as amended to date, the "2016 Incentive Plan"), pursuant to which the Company may grant stock options, restricted stock awards, restricted stock units and other stock-based awards or short-term cash incentive awards to employees, directors and consultants.
The 2016 Incentive Plan was originally approved by the Company's stockholders on May 13, 2016, and an amendment to the plan to increase the number of shares available for issuance was approved by the stockholders on May 8, 2019. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2016 Incentive Plan may not exceed 16,000,000 shares, provided that commencing with the first business day of each calendar year beginning January 1, 2020, such maximum number of shares shall be increased by 2,000,000 shares of common stock unless the Board determines, prior to January 1 for any such calendar year, to increase such maximum amount by a fewer number of shares or not to increase the maximum amount at all for such year. On January 1, 2020, the maximum number of shares to be issued was increased by 2,000,000. At December 31, 2019, there were 16,000,000 shares of common stock reserved for issuance upon exercise of incentive awards granted and to be granted at future dates under the 2016 Incentive Plan. At December 31, 2019, the Company had 8,214,032 shares of common stock available for future grant under the 2016 Incentive Plan, 2,069,936 shares underlying outstanding but unvested restricted stock units and options outstanding to purchase 4,497,736 shares of common stock under the 2016 Incentive Plan. The awards granted and available for future grant under the 2016 Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The 2016 Incentive Plan terminates by its terms on March 9, 2026.

The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At December 31, 2019, the Company had options outstanding to purchase 4,767,654 shares of common stock under the 2007 Incentive Plan. The awards granted under the 2007 Incentive Plan generally vest over three years and have a maximum contractual term of ten years.
Total employee and director stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 was $9.8 million, $10.2 million and $12.9 million, respectively, of which $5.9 million, $5.9 million and $5.8 million was included in research and development expenses and $3.9 million, $4.3 million and $7.1 million was included in general and administrative expenses, respectively.
At December 31, 2019 and 2018, there was $3.4 million and $5.2 million, respectively, of total unrecognized compensation expense related to unvested stock options, which are each expected to be recognized over a weighted-average period of 1.7 years.
At December 31, 2019 and 2018, there was $4.3 million and $5.1 million, respectively, of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.6 years and 1.7 years, respectively.
The Company adopted ASU 2018-07 on January 1, 2019, which generally aligned the accounting for stock-based compensation for non-employees with that of employees. The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and restricted stock units granted to non-employees for the years ended December 31, 2019, 2018 and 2017 was $970,000, $302,000 and $201,000, respectively. As of December 31, 2019, options to purchase 952,500 shares of common stock granted to non-employees remained outstanding.
The following table summarizes total stock options outstanding at December 31, 2019:

	Options Outstanding			Options Exercisable
Exercise Price	Shares Underlying Options Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$1.48-$3.00	903,257	3.4	$2.29	848,969	$2.26
$3.01-$6.00	4,066,998	7.9	$3.90	1,844,977	$4.12
$6.01-$9.00	3,454,212	6.1	$7.20	3,210,448	$7.24
$9.01-$12.00	220,880	5.8	$9.83	220,880	$9.83
$12.01-$15.00	620,043	4.2	$12.96	620,043	$12.96
	9,265,390	6.5	$5.72	6,745,317	$6.37

At December 31, 2019, the aggregate intrinsic value of options outstanding was $918,000, the aggregate intrinsic value of options exercisable was $881,000, and the weighted average remaining contractual term of options exercisable was 5.7 years.
At December 31, 2019, the aggregate intrinsic value of unvested restricted stock units was $6.8 million and the aggregate intrinsic value of restricted stock units which vested during the year ended December 31, 2019 was $3.5 million.
At December 31, 2019, options to purchase 9,265,390 shares of common stock and 2,069,936 restricted stock units were expected to vest.
Stock option activity under the Company’s equity incentive plans during the year ended December 31, 2019 was as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2018	8,752,677	$6.35
Granted	2,596,468	3.39
Exercised	(42,969)	2.62
Cancelled	(2,040,786)	5.49
Balance, December 31, 2019	9,265,390	$5.72

Restricted stock unit activity under the Company’s equity incentive plans during the year ended December 31, 2019 was as follows:

Number of Shares
Balance, December 31, 2018	1,688,017
Granted	1,491,771
Vested	(1,003,218)
Cancelled	(106,634)
Balance, December 31, 2019	2,069,936

The weighted average exercise price per share was $6.27 for the 324,502 options which expired during the year ended December 31, 2019, $5.17 for the 119,091 options which expired during the year ended December 31, 2018 and $9.67 for the 200,501 options which expired during the year ended December 31, 2017.
The weighted average grant date fair value per share was $2.19, $2.86 and $4.33 for options granted during the years ended December 31, 2019, 2018 and 2017, respectively.
The weighted average grant date fair value was $3.09, $4.31 and $6.66 per share for restricted stock units granted during the years ended December 31, 2019, 2018 and 2017, respectively.
The Company received $113,000, $1.5 million and $2.3 million in proceeds from the exercise of stock options during the years ended December 31, 2019, 2018 and 2017, respectively. The aggregate intrinsic value of options exercised was $25,000, $910,000 and $519,000 during the years ended December 31, 2019, 2018 and 2017, respectively.

13. Leases
The Company leases approximately 82,200 square feet of office, laboratory, and manufacturing space in San Diego, California and 57,360 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms of 3.9 to 9.9 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
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
Operating lease right-of-use assets and liabilities on the consolidated balance sheet represents the present value of the remaining lease payments over the remaining lease terms. Payments for additional monthly fees to cover the Company's share of certain facility expenses are not included in operating lease right-of-use assets and liabilities. The Company uses its incremental borrowing rate to calculate the present value of its lease payments, as the implicit rates in the leases are not readily determinable.
As of December 31, 2019, the maturities of the Company's operating lease liabilities were as follows:

Year ending December 31,
2020	$3,891,000
2021	3,979,000
2022	4,052,000
2023	4,023,000
2024	3,001,000
Thereafter	12,951,000
Total remaining lease payments	31,897,000
Less: present value adjustment	(9,412,236)
Total operating lease liabilities	22,484,764
Less: current portion	(2,074,842)
Long-term operating lease liabilities	$20,409,922

Weighted-average remaining lease term	8.2 years
Weighted-average discount rate	8.4%
Lease costs included in operating expenses in the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 were $3.2 million, $3.4 million and $2.5 million, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
In the fourth quarter of 2019, the Company entered into two agreements to sublease a total of approximately 13,500 square feet in its Plymouth Meeting headquarters through periods between December 31, 2022 and March 31, 2025.
As of December 31, 2018, prior to the adoption of Topic 842, annual future minimum lease payments under non-cancelable operating leases were as follows:

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

14. Investments in Affiliated Entities
The Company held 1,644,155 common shares, representing a 7.5% and 7.8% ownership interest in GeneOne as of December 31, 2019 and 2018, respectively, and 395,758 common shares, representing a 15.0% and 15.1% ownership interest in PLS as of December 31, 2019 and 2018, respectively. Please see further information as discussed in Note 2 and Note 6.

15. Income Taxes
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
The components of the provision for income taxes are presented in the following table:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$4,000	$—	$—
State	2,000	—	—
Foreign	—	2,170,000	—
	6,000	2,170,000	—
Deferred:
Federal	(263,000)	—
State	—	—	—
Foreign	—	—	—
	(263,000)	—	—
	$(257,000)	$2,170,000	$—

The reconciliation of income taxes attributable to continuing operations computed at the statutory tax rates to income tax expense (benefit), using a 21% statutory tax rate for December 31, 2019 and 2018, and 35% statutory tax rate for December 31, 2017, is as follows:

	Year Ended December 31,
	2019	2018	2017
Income (benefit) taxes at statutory rates	$(25,370,000)	$(19,908,000)	$(30,872,000)
State income tax, net of federal benefit	—	(4,000)	(4,000)
Foreign income taxes	—	2,170,000	—
Change in valuation allowance	25,457,000	20,898,000	(20,965,000)
Research and development tax credits	(3,838,000)	(3,170,000)	(3,456,000)
Change in fair value of warrants	—	(76,000)	(282,000)
Stock-based compensation	1,114,000	1,094,000	2,332,000
Uncertain tax positions	1,537,000	1,268,000	846,000
Expired NOLs and credits	616,000	2,176,000	454,000
Limited NOLs and credits	(616,000)	(2,176,000)	(165,000)
Change in tax rates	12,000	—	50,019,000
Other	831,000	(102,000)	2,093,000
	$(257,000)	$2,170,000	$—

The income tax benefit recorded during the year ended December 31, 2019 of $0.3 million is principally due to a requirement under Accounting Standards Codification ("ASC") 740, Accounting for Income Taxes, that a company must consider all sources of income in order to determine the tax benefit resulting from a loss from continuing operations. As a result of the requirement under ASC 740-20-45-7, the pretax income which the Company generated from other comprehensive income was a source of income which resulted in the partial realization of the current year loss from continuing operations.
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 are shown below:

	As of December 31,
	2019	2018
Deferred tax assets:
Capitalized research expense	$6,300,000	$7,408,000
NOL carryforwards	110,788,000	89,399,000
Research and development and other tax credits	11,737,000	9,432,000
Deferred revenue	1,506,000	985,000
Deferred rent	—	2,013,000
Stock-based compensation	3,255,000	3,408,000
Acquired intangibles	889,000	912,000
Derivative liability	1,852,000	—
Interest expense	1,122,000	—
Investment in affiliated entity	645,000	—
Lease liability	4,722,000	—
Other	2,413,000	2,693,000
	145,229,000	116,250,000
Valuation allowance	(137,159,000)	(115,007,000)
Total deferred tax assets	8,070,000	1,243,000
Deferred tax liabilities:
Acquired intangibles	(160,000)	(142,000)
Investment in affiliated entity	—	(4,000)
Right of use asset	(2,894,000)	—
Note discount	(2,862,000)	—
Convertible note	(1,381,000)	—
Fixed assets	(805,000)	(1,121,000)
Net deferred tax liabilities	$(32,000)	$(24,000)

As of December 31, 2019, the Company had federal, California and Pennsylvania tax net operating loss (NOL) carryforwards of $483.3 million, $68.6 million and $80.5 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. The federal net operating loss generated in 2018 and 2019 of $186.6 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. The federal NOL carryforward began to expire in 2020, and the California and Pennsylvania NOL carryforwards will begin to expire in 2028 and 2021, respectively, unless previously utilized.
In addition, as of December 31, 2019, the Company had federal and state research and development (R&D) tax credit carryforwards of $17.3 million and $3.2 million, respectively. The federal tax credit carryforwards will begin to expire in 2029. The California research tax credits do not expire.
Based upon statute, federal and state losses and credits are expected to expire as follows (in millions):

Expiration Date:	Federal NOLs	State NOLs	Federal R&D	State R&D

2020	$1.6	$—	$—	$—
2021	2.3	0.3	—	—
2022	6.0	0.3	—	—
2023	4.5	0.4	—	—
2024 and thereafter	282.3	148.1	17.3	—
Indefinite	186.6	—	—	3.2
	$483.3	$149.1	$17.3	$3.2

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s NOL and R&D credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed an IRC Section 382/383 analysis, regarding the limitation of NOL and R&D credit carryforwards as of December 31, 2019. As a result of the analysis, the Company estimates that approximately $10.6 million of tax benefits related to NOL and R&D carryforwards will expire unused. Accordingly, the related NOL and R&D credit carryforwards have been removed from deferred tax assets, accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by current and future ownership changes, if any, related to the Company's operations in the United States will not impact its effective tax rate. Any additional ownership changes may further limit the ability to use the NOL and R&D carryforwards.
The following table summarizes the activity related to the Company's unrecognized tax benefits:

	Year ended December 31,
	2019	2018	2017
Balance at beginning of the year	$9,632,000	$8,313,000	$6,855,000
Increases related to current year tax positions	1,575,000	1,319,000	1,532,000
Increases (decreases) related to prior year tax positions	(3,000)	—	(74,000)
Balance at end of the year	$11,204,000	$9,632,000	$8,313,000

The amount of unrecognized tax benefits that, if recognized and realized, would affect the effective tax rate was $9.9 million, $8.3 million and $7.1 million as of December 31, 2019, 2018 and 2017, respectively, subject to valuation allowances. The Company has not recorded any interest and penalties on the unrecognized tax positions as the Company has continued to generate net operating losses after accounting for the unrecognized tax benefits. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2016 and state and local income tax examinations before 2015. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the NOL carryforward amount. The Company is not currently under Internal Revenue Service (“IRS”), state or local tax examination.

16. 401(k) Plan
The Company has adopted a 401(k) Profit Sharing Plan covering substantially all of its employees. The defined contribution plan allows the employees to contribute a percentage of their compensation each year. The Company currently matches 50% of its employees’ contributions, up to 6% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying consolidated statements of operations and totaled $1.2 million, $1.2 million and $822,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

17. Related Party Transactions
GeneOne Life Sciences
The Company owned 1,644,155 shares of common stock in GeneOne as of December 31, 2019 and one of the Company's directors, Dr. David B. Weiner, acts as a consultant to GeneOne.
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
In May 2015, the Company entered into a Collaborative Development Agreement with GeneOne to co-develop a DNA vaccine for MERS through Phase 1 clinical trials. Under the terms of the agreement, GeneOne will be responsible for funding all preclinical and clinical studies through Phase 1. In return, GeneOne will receive up to a 35% milestone-based ownership interest in the MERS immunotherapy asset upon achievement of the last milestone event of completion of the Phase 1 safety and immunogenicity study. The collaborative research program shall terminate upon the completion of activities under the development plan, unless sooner terminated.
In January 2016, the Company and GeneOne amended the Collaborative Development Agreement for MERS to expand the agreement to test and advance the Company's DNA-based vaccine for preventing and treating Zika virus. GeneOne will be responsible for funding all preclinical and clinical studies through Phase 1. In return, GeneOne will receive up to a 35% milestone-based ownership interest in the Zika immunotherapy asset upon achievement of the last milestone event of the completion of the Phase 1 safety and immunogenicity study. All other agreement terms remain the same.
In December 2017, the Company completed the sale of certain assets related to its compound VGX-1027 to GeneOne for a purchase price of $1.0 million.
Revenue recognized from GeneOne for the years ended December 31, 2019, 2018 and 2017 consisting of patent, device maintenance and licensing fees was $127,000, $342,000 and $551,000, respectively.
Operating expenses recorded from transactions with GeneOne relate primarily to biologics manufacturing and were $2.5 million, $7.0 million and $2.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
At December 31, 2019 and 2018, the Company had an accounts receivable balance of $128,000 and $0, respectively, and an accounts payable and accrued liability balance of $511,000 and $372,000, respectively, related to GeneOne and its subsidiaries. At December 31, 2019 and 2018, $284,000 and $381,000, respectively, of prepayments made to GeneOne were classified as long-term other assets on the consolidated balance sheets.
Plumbline Life Sciences, Inc.
The Company owned 395,758 shares of common stock in Plumbline Life Sciences, Inc. ("PLS") as of December 31, 2019 and one of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
Revenue recognized from PLS consists of license fees. For the years ended December 31, 2019 and 2018, the Company recognized revenue from PLS of $111,000 and $107,000, respectively. At December 31, 2019 and 2018, the Company had an accounts receivable balance of $589,000 and $478,000, respectively, related to PLS.

The Wistar Institute
Two of the Company's directors as of December 31, 2019, Dr. David B. Weiner and Dr. Morton Collins, were directors of the Vaccine Center of The Wistar Institute ("Wistar"). Dr. Weiner is also the Executive Vice President of Wistar. Dr. Collins retired from the Company's Board of Directors effective January 14, 2020.
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

A grant funding liability recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the years ended December 31, 2019 and 2018, the Company recorded $2.2 million and $3.3 million, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to the collaborative research agreements and sub-contract agreements related to the Bill and Melinda Gates Foundation and CEPI (see Note 4). Research and development expenses recorded from Wistar for the years ended December 31, 2019 and 2018 were $1.5 million and $1.8 million, respectively. At December 31, 2019 and 2018, the Company had an accounts receivable balance of $616,000 and $258,000, respectively, and an accounts payable and accrued liability balance of $219,000 and $554,000, respectively, related to Wistar. As of December 31, 2019, the Company had $843,000 recorded as grant funding liability on its consolidated balance sheet related to Wistar.

18. Quarterly Financial Information (Unaudited)
The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2019 and 2018 (unaudited):

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Consolidated Statements of Operations:
Revenues:
Revenue under collaborative research and development arrangements	$184,523	$617,427	$64,283	$2,770,712
Revenue under collaborative research and development arrangements with affiliated entities	55,665	53,014	71,390	55,579
Miscellaneous revenue, including from affiliated entities	39,300	196,422	—	3,614
Total revenues	279,488	866,863	135,673	2,829,905
Operating Expenses:
Research and development	22,003,955	19,137,209	22,486,266	24,389,888
General and administrative	8,696,586	5,681,441	5,850,101	6,975,029
Total operating expenses	30,700,541	24,818,650	28,336,367	31,364,917
Loss from operations	(30,421,053)	(23,951,787)	(28,200,694)	(28,535,012)
Interest income	587,679	637,438	755,330	625,535
Interest expense	(2,668,837)	(2,428,671)	(2,194,783)	(656,248)
Change in fair value of derivative liability	(4,315,105)	2,551,453	—	—
Loss on investment in affiliated entities	(1,681,401)	(485,841)	(173,212)	(750,103)
Other income (expense), net	263,571	140,956	127,512	(35,839)
Net loss before income tax benefit	$(38,235,146)	$(23,536,452)	$(29,685,847)	$(29,351,667)
Income tax benefit	87,764	—	106,771	62,800
Net loss	$(38,147,382)	$(23,536,452)	$(29,579,076)	$(29,288,867)
Net loss attributable to non-controlling interest	485,344	445,759	191,850	69,605
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(37,662,038)	$(23,090,693)	$(29,387,226)	$(29,219,262)
Net loss per share
Basic	$(0.38)	$(0.23)	$(0.30)	$(0.30)
Diluted	$(0.38)	$(0.25)	$(0.30)	$(0.30)

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Consolidated Statements of Operations:
Revenues:
Revenue under collaborative research and development arrangements	$2,372,600	$1,813,287	$24,385,852	$1,289,046
Revenue under collaborative research and development arrangements with affiliated entity	56,207	184,990	60,319	148,008
Miscellaneous revenue	73,817	2,591	2,590	92,590
Total revenues	2,502,624	2,000,868	24,448,761	1,529,644
Operating Expenses:
Research and development	26,365,647	21,851,858	22,462,620	24,577,751
General and administrative	5,636,141	6,791,693	7,189,310	9,698,015
Total operating expenses	32,001,788	28,643,551	29,651,930	34,275,766
Loss from operations	(29,499,164)	(26,642,683)	(5,203,169)	(32,746,122)
Interest and other income, net	(169,300)	380,987	396,681	312,523
Change in fair value of common stock warrants	—	228,665	259,971	(127,841)
Gain (loss) from investment in affiliated entities	(3,293,741)	1,017,359	(2,092,608)	2,380,423
Net loss before provision for income taxes	(32,962,205)	(25,015,672)	(6,639,125)	(30,181,017)
Provision for income taxes	—	—	—	(2,169,811)
Net loss	(32,962,205)	(25,015,672)	(6,639,125)	(32,350,828)
Net loss per share
Basic	$(0.34)	$(0.27)	$(0.07)	$(0.36)
Diluted	$(0.34)	$(0.27)	$(0.08)	$(0.36)

19. Subsequent Events

On February 7, 2020, the Company entered into an amendment to the Sales Agreement, which amendment increased the amount of common stock that could be sold by the Company under the Sales Agreement from an aggregate offering price of up to $100.0 million to an aggregate offering price of up to $200.0 million. On March 9, 2020, the Company entered into a second amendment to the Sales Agreement, which amendment increased the amount of common stock that could be sold by the Company under the Sales Agreement from an aggregate offering price of up to $200.0 million to an aggregate offering price of up to $250.0 million. Under the Sales Agreement, as amended, the Company set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales were requested to be made, limitation on the number of shares that could be sold in any one trading day and any minimum price below which sales could not be made. The Sales Agreement provided that the Placement Agent is entitled to compensation for its services in an amount equal to up to 3.0% of the gross proceeds from the sales of shares sold through the Placement Agent under the Sales Agreement.
From January 1, 2020 through March 11, 2020, the Company sold 43,148,952 shares of common stock under its Sales Agreement for net proceeds of $208.2 million. The sales were made at a weighted average price of $4.92 per share. As of the date these financial statements were issued, there is no remaining capacity under the Sales Agreement, as amended.
On February 20, 2020, the Company entered into a Debt and Share Subscription Agreement with PLS under which the Company will receive shares of PLS common stock in exchange for a portion of the outstanding accounts receivable balance due from PLS. Following the issuance of these shares, the Company will hold a 19.9% ownership interest in PLS.