Form 10-Q
period 2020-03-31
INOVIO PHARMACEUTICALS, INC.
filed 2020-05-11
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 158,096,451 as of May 8, 2020.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2020

Part I. Financial Information
Item 1.    Financial Statements

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$158,447,065	$22,196,097
Short-term investments	111,550,890	67,338,017
Accounts receivable	641,643	700,073
Accounts receivable from affiliated entities	634,198	1,332,044
Prepaid expenses and other current assets	2,479,204	1,584,598
Prepaid expenses and other current assets from affiliated entities	1,790,609	1,050,140
Total current assets	275,543,609	94,200,969
Fixed assets, net	12,104,410	12,773,017
Investment in affiliated entities	21,210,745	6,315,356
Intangible assets, net	3,557,081	3,693,851
Goodwill	10,513,371	10,513,371
Operating lease right-of-use assets	13,511,381	13,783,009
Other assets	2,480,087	2,672,024
Total assets	$338,920,684	$143,951,597
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,019,582	$18,237,258
Accounts payable and accrued expenses due to affiliated entities	263,456	729,729
Accrued clinical trial expenses	5,061,166	4,049,727
Deferred revenue	67,269	92,353
Deferred revenue from affiliated entities	525	31,775
Operating lease liability	2,132,045	2,074,842
Grant funding liability	13,091,424	6,065,212
Grant funding liability from affiliated entities	659,175	708,425
Total current liabilities	32,294,642	31,989,321
Deferred revenue, net of current portion	100,354	101,567
Convertible senior notes	63,730,182	64,180,325
Convertible bonds	12,825,143	12,842,592
Derivative liability	22,041,000	8,819,023
Operating lease liability, net of current portion	19,834,770	20,409,922
Deferred tax liabilities	32,046	32,046
Grant funding liability from affiliated entity, net of current portion	135,000	135,000
Other liabilities	73,444	36,943
Total liabilities	151,066,581	138,546,739
Stockholders’ equity:
Preferred stock	—	—
Common stock	145,915	101,361
Additional paid-in capital	957,962,628	742,646,785
Accumulated deficit	(772,326,709)	(739,785,655)
Accumulated other comprehensive income (loss)	(1,456,930)	472,608
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	184,324,904	3,435,099
Non-controlling interest	3,529,199	1,969,759
Total stockholders’ equity	187,854,103	5,404,858
Total liabilities and stockholders’ equity	$338,920,684	$143,951,597

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Revenue under collaborative research and development arrangements	$71,500	$2,770,712
Revenue under collaborative research and development arrangements with affiliated entities	1,172,126	55,579
Miscellaneous revenue	83,648	3,614
Total revenues	1,327,274	2,829,905
Operating expenses:
Research and development	19,111,188	24,389,888
General and administrative	7,448,354	6,975,029
Total operating expenses	26,559,542	31,364,917
Loss from operations	(25,232,268)	(28,535,012)
Other income (expense):
Interest income	416,569	625,535
Interest expense	(2,803,755)	(656,248)
Change in fair value of derivative liability	(13,221,977)	—
Gain (loss) on investment in affiliated entities	13,181,619	(750,103)
Net unrealized loss on available-for-sale equity securities	(5,050,092)	—
Other income (expense), net	(425,500)	(35,839)
Net loss before income tax benefit/(provision for income tax)	(33,135,404)	(29,351,667)
Income tax benefit/(provision for income taxes)	—	62,800
Net loss	(33,135,404)	(29,288,867)
Net loss attributable to non-controlling interest	594,350	69,605
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(32,541,054)	$(29,219,262)
Net loss per share attributable to Inovio Pharmaceuticals, Inc. stockholders
Basic and diluted	$(0.26)	$(0.30)
Weighted average number of common shares outstanding
Basic and diluted	124,623,263	97,494,968

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(33,135,404)	$(29,288,867)
Other comprehensive income (loss):
Unrealized (loss) gain on short-term investments, net of tax	(1,929,538)	819,177
Comprehensive loss	(35,064,942)	(28,469,690)
Comprehensive loss attributable to non-controlling interest	594,350	69,605
Comprehensive loss attributable to Inovio Pharmaceuticals, Inc.	$(34,470,592)	$(28,400,085)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2020
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total stockholders’ equity
Balance at December 31, 2019	23	$—	101,361,034	$101,361	$742,646,785	$(739,785,655)	$472,608	$1,969,759	$5,404,858
Issuance of common stock for cash	—	—	43,148,952	43,149	208,198,784	—	—	—	$208,241,933
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	1,405,114	1,405	3,099,298	—	—	—	3,100,703
Stock-based compensation	—	—	—	—	4,017,761	—	—	(16,208)	4,001,553
Acquisition of non-controlling interest in Geneos	—	—	—	—	—	—	—	2,169,998	2,169,998
Net loss attributable to common stockholders	—	—	—	—	—	(32,541,054)	—	(594,350)	(33,135,404)
Unrealized loss on short-term investments	—	—	—	—	—	—	(1,929,538)	—	(1,929,538)
Balance at March 31, 2020	23	$—	145,915,100	$145,915	$957,962,628	$(772,326,709)	$(1,456,930)	$3,529,199	$187,854,103

	Three Months Ended March 31, 2019
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total stockholders’ equity
Balance at December 31, 2018	23	$—	97,225,810	$97,226	$707,794,215	$(620,426,436)	$(528,867)	$96,269	$87,032,407
Issuance of common stock for cash	—	—	183,200	183	907,147	—	—	—	907,330
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	525,000	525	(719,922)	—	—	—	(719,397)
Equity component of issuance of convertible notes	—	—	—	—	15,752,698	—	—	—	15,752,698
Stock-based compensation	—	—	—	—	3,432,796	—	—	—	3,432,796
Acquisition of non-controlling interest in Geneos	—	—	—	—	—	—	—	3,030,107	3,030,107
Net loss attributable to common stockholders	—	—	—	—	—	(29,219,262)	—	(69,605)	(29,288,867)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	819,177	—	819,177
Balance at March 31, 2019	23	$—	97,934,010	$97,934	$727,166,934	$(649,645,698)	$290,310	$3,056,771	$80,966,251

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(33,135,404)	$(29,288,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	809,559	930,907
Amortization of intangible assets	136,770	266,563
Amortization of operating lease right-of-use assets	271,628	—
Change in fair value of derivative liability	13,221,977	—
Stock-based compensation	4,001,553	3,432,796
Non-cash interest expense	213,559	656,248
Amortization of premiums on investments	—	1,908
Loss on short-term investments	475,490	35,839
Settlement of receivable with shares of common stock from affiliated entity (PLS)	(1,713,770)	—
(Gain) loss on equity investment in affiliated entities	(13,181,619)	750,103
Net unrealized loss on available-for-sale equity securities	5,050,092	—
Tax benefit from other unrealized gains on short-term investments	—	(217,820)
Unrealized transaction loss on foreign-currency denominated debt	(681,151)	—
Changes in operating assets and liabilities:
Accounts receivable	58,430	533,097
Accounts receivable from affiliated entities	697,846	(557,154)
Prepaid expenses and other current assets	(894,606)	19,789
Prepaid expenses and other current assets from affiliated entities	(740,469)	(320,741)
Other assets	191,937	(311,272)
Accounts payable and accrued expenses	(7,217,676)	(6,999,110)
Accrued clinical trial expenses	1,011,439	1,487,479
Accounts payable and accrued expenses due to affiliated entities	(466,273)	337,818
Deferred revenue	(26,297)	(121,873)
Deferred revenue from affiliated entities	(31,250)	(31,250)
Operating lease right-of-use assets and liabilities, net	(517,949)	(136,388)
Grant funding liability	7,026,212	(2,886,843)
Grant funding liability from affiliated entities	(49,250)	(12,500)
Other liabilities	36,501	(23,076)
Net cash used in operating activities	(25,452,721)	(32,454,347)
Cash flows from investing activities:
Purchases of investments	(56,698,250)	(65,198,491)
Proceeds from sale or maturity of investments	5,030,257	16,520,095
Purchases of capital assets	(140,952)	(658,731)
Net cash used in investing activities	(51,808,945)	(49,337,127)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	75,658,953
Proceeds from issuance of common stock, net of issuance costs	208,241,933	907,330
Proceeds from stock option exercises	5,173,534	12,334
Taxes paid related to net share settlement of equity awards	(2,072,831)	(731,731)
Acquisition of non-controlling interest	2,169,998	3,030,107
Net cash provided by financing activities	213,512,634	78,876,993
Increase (Decrease) in cash and cash equivalents	136,250,968	(2,914,481)
Cash and cash equivalents, beginning of period	22,196,097	23,693,633
Cash and cash equivalents, end of period	$158,447,065	$20,779,152

Supplemental disclosures:
Amounts accrued for purchases of property and equipment	$—	$68,806
Interest paid	$2,590,196	$—
Right-of-use assets obtained in exchange for lease obligations	$—	$14,634,769
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

2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statements of stockholders' equity and the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented. The results of operations for the three months ended March 31, 2020 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2020. The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. The Company consolidates its wholly-owned subsidiaries Genetronics, Inc. and VGX Pharmaceuticals, Inc. ("VGX") and records a 48% non-controlling interest for its subsidiary Geneos Therapeutics, Inc. ("Geneos") as well as 15% of VGX Animal Health, Inc., a subsidiary of VGX. All intercompany accounts and transactions have been eliminated upon consolidation.
Inovio incurred a net loss attributable to common stockholders of $32.5 million for the three months ended March 31, 2020. Inovio had working capital of $243.2 million and an accumulated deficit of $772.3 million as of March 31, 2020. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates. The Company’s cash, cash equivalents and short-term investments of $270.0 million and long-term investments of $21.2 million as of March 31, 2020, are sufficient to support the Company's operations for a period of at least 12 months from the date it is issuing these financial statements.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements and/or future public or private debt or equity financings including use of its current or potential future At-the-Market Equity Offering Sales Agreements (each, a “Sales Agreement” and collectively, the “Sales Agreements”). The Company has a history of conducting debt and equity financings, including the receipt of net proceeds of $208.2 million under a prior Sales Agreement, as amended, during the three months ended March 31, 2020, and net proceeds of $9.1 million under that Sales Agreement during the year ended December 31, 2019. The Company also received net proceeds of $75.7 million from a private placement of 6.50% convertible senior notes due 2024 (the “Notes”), net proceeds of $14.5 million from the private placement of 18 billion Korean Won (KRW) (approximately USD $15.0 million based on the exchange rate on the date of issuance) aggregate principal amount of its 1.0% convertible bonds due August 2024 (the "August 2019 Bonds"), and net proceeds of $4.0 million from the private placement of 4.7 billion KRW (approximately USD $4.1 million based on the exchange rate on the date of issuance) aggregate principal amount of its 1.0% convertible bonds due December 2024 (the "December 2019 Bonds" and, together with the August 2019 Bonds, the “Bonds”) during the year ended December 31, 2019. However, sufficient funding may not be available in the future, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Inovio be unable to continue as a going concern. Inovio’s condensed consolidated financial statements as of and for the three months ended March 31, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has evaluated subsequent events after the balance sheet date through the date it issued these condensed consolidated financial statements.

3. Critical Accounting Policies
Collaboration Agreements
The Company assesses whether its collaboration agreements are subject to Accounting Standards Codification ("ASC") 808: Collaborative Arrangements (“Topic 808”) based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of Topic 808, the Company assesses whether the payments between the Company and the collaboration partner are subject to other accounting literature. If payments from the collaboration partner to the Company represent consideration from a customer, then the Company accounts for those payments within the scope of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”). However, if the Company concludes that its collaboration partner is not a customer for certain activities, such as for certain collaborative research and development activities, the Company presents such payments as a reduction of research and development expense.
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
License costs are recorded based on the fair value of consideration paid and are amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement to the extent the license has an alternative future use. As of March 31, 2020 and December 31, 2019, the Company’s intangible assets resulting from the acquisition of Inovio AS and Bioject Medical Technologies, Inc. ("Bioject"), and additional intangibles including license costs, net of accumulated amortization, totaled $3.6 million and $3.7 million, respectively.
The determination of the value of intangible assets requires management to make estimates and assumptions that affect the Company’s condensed consolidated financial statements. The Company assesses potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company’s judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of its acquired businesses, market conditions and other factors. If impairment is indicated, the Company will reduce the carrying value of the intangible asset to fair value. While current and historical operating and cash flow losses are potential indicators of impairment, the Company believes the future cash flows to be received from its intangible assets will exceed the intangible assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through March 31, 2020.
Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. Goodwill is reviewed for impairment at least annually at November 30, or more frequently if an event occurs indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not likely that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company will proceed to perform the impairment test in which the fair value of the reporting unit is compared with its carrying amount, and an impairment charge will be recorded for the amount by which the carrying amount exceeds the reporting unit's fair value, if any. The Company performed its annual assessment for goodwill impairment as of November 30, 2019, identifying no impairment.
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
Accounting Standards Recently Adopted
ASU No. 2019-12. In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The Board issued this Update as part of its simplification initiative to improve areas of GAAP and reduce cost and complexity while maintaining usefulness. The main provision that impacts the Company is the removal of the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items (for example, discontinued operations and other comprehensive income). ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company has elected to early adopt ASU 2019-12. By early adopting, ASU 2019-12 became effective as of the beginning of 2020; however, there was no cumulative effect to be recognized with the early adoption. As of March 31, 2020, there was a loss from continuing operations and a cumulative loss in other comprehensive income and there was therefore no effect on the tax provision for the period ended March 31, 2020.
ASU No. 2016-13. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available for sale debt securities. This standard includes the Company's financial instruments, such as accounts receivable and investments that are generally of high credit quality. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. The new guidance requires the Company to identify, analyze, document and support new methodologies for quantifying expected credit loss estimates for its financial instruments, using information such as historical experience and current economic conditions, plus the use of reasonably supportable forecast information. The Company adopted ASU 2016-13 on January 1, 2020, and there was no material impact to its condensed consolidated financial statements. The Company will continue to monitor the impact of the coronavirus, SARS-CoV-2 (“COVID-19”) outbreak on expected credit losses.
ASU No. 2018-13. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which amends certain disclosure requirements over fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. The Company adopted this guidance on January 1, 2020, and there was no material impact to its condensed consolidated financial statement disclosures (see Note 7 for more information about the Company’s fair value classifications).
ASU No. 2018-18. In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarified the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. The Company adopted this guidance on January 1, 2020, and there was no material impact to its condensed consolidated financial statements.
ASU 2017-04. In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the recognition and measurement of a goodwill impairment loss by eliminating Step 2 of the quantitative goodwill impairment test. The guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, if any. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. The Company adopted this guidance on January 1, 2020, and there was no material impact to its condensed consolidated financial statements.

5. Revenue Recognition
During the three months ended March 31, 2020, the Company recognized total revenue under collaborative research and development and other agreements of $1.1 million from its affiliated entity Plumbline Life Sciences, Inc. ("PLS"), $72,000 from AstraZeneca and $115,000 from various other contracts. Of the total revenue recognized during the three months ended March 31, 2020, $58,000 was in deferred revenue as of December 31, 2019. Performance obligations are generally satisfied within 12 months of the initial contract date.

6. Short-term Investments
Short-term investments at March 31, 2020 consisted of mutual funds, corporate debt securities and certificates of deposit. Short-term investments at December 31, 2019 consisted of mutual funds. Short-term investments are recorded at fair value, based on current market valuations. Unrealized gains and losses on the Company's short-term debt investments are excluded from earnings and reported as a separate component of other comprehensive loss until realized. Realized gains and losses and unrealized gains and losses on available-for-sale equity securities are included in non-operating other income (expense) on the condensed consolidated statements of operations and are derived using the specific identification method for determining the cost of the securities sold. During the three months ended March 31, 2020 and 2019, the Company recorded gross realized gain on investments of $50,000 and $18,000, respectively, and gross realized loss on investments of $525,000 and $53,000, respectively. During the three months ended March 31, 2020 and 2019, the Company recorded net unrealized loss on available-for-sale equity securities of $5.1 million and $0, respectively. No material balances were reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019. Interest and dividends on investments classified as available-for-sale are included in interest income in the condensed consolidated statements of operations. As of March 31, 2020, the Company had 25 available-for-sale securities in an unrealized loss position, of which 2 with an aggregate total unrealized loss of $560,000 were in such position for longer than 12 months.
The following is a summary of available-for-sale securities as of March 31, 2020 and December 31, 2019:

		As of March 31, 2020
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$109,616,722	$5,000	$(5,055,092)	$104,566,630
Corporate debt securities	---	5,175,000	—	(1,202,700)	3,972,300
Certificates of deposit	Less than 1	3,000,000	41,960	(30,000)	3,011,960
		$117,791,722	$46,960	$(6,287,792)	$111,550,890

		As of December 31, 2019
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$66,599,219	$754,709	$(15,911)	$67,338,017

The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of March 31, 2020 were primarily due to changes in interest rates, including credit spreads from perceived increased credit risks as a result of the COVID-19 global pandemic, and not due to increased credit risks associated with specific securities. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at March 31, 2020, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.

7. Fair Value Measurements
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets or liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the three months ended March 31, 2020 or 2019.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, and are determined using the following inputs as of March 31, 2020:

	Fair Value Measurements at
	March 31, 2020
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$2,759,436	$2,759,436	$—	$—
Mutual funds	104,566,630	104,566,630	—	—
Corporate debt securities	3,972,300	—	3,972,300	—
Certificates of deposit	3,011,960	—	3,011,960	—
Investment in affiliated entities	21,210,745	21,210,745	—	—
Total assets	$135,521,071	$128,536,811	$6,984,260	$—
Liabilities:
Derivative liability (Note 9)	$22,041,000	$—	$—	22,041,000
Total liabilities	$22,041,000	$—	$—	$22,041,000

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, and are determined using the following inputs as of December 31, 2019:

	Fair Value Measurements at
	December 31, 2019
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$2,349,729	$2,349,729	$—	$—
Mutual funds	67,338,017	67,338,017	—	—
Investment in affiliated entities	6,315,356	6,315,356	—	—
Total assets	$76,003,102	$76,003,102	$—	$—
Liabilities:
Derivative liability (Note 9)	$8,819,023	$—	$—	$8,819,023
Total Liabilities	$8,819,023	$—	$—	$8,819,023

Level 1 assets at March 31, 2020 consisted of money market funds and mutual funds held by the Company that are valued at quoted market prices, as well as the Company’s investments in affiliates, GeneOne and PLS. The Company accounts for its investment in 1,644,155 common shares of GeneOne based on the closing price of the shares on the Korean Stock Exchange on the applicable balance sheet date. The Company accounts for its investment in 597,808 common shares of PLS based on the closing price of the shares on the Korea New Exchange (KONEX) Market on the applicable balance sheet date. Unrealized gains and losses on the Company's equity securities are reported in the condensed consolidated statement of operations as a gain (loss) on investment in affiliated entities.
Level 2 assets at March 31, 2020 consisted of corporate debt securities and certificates of deposit held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of March 31, 2020.

Level 3 liabilities held as of March 31, 2020 consisted of the embedded conversion option contained in the August 2019 Bonds that met the criteria to be bifurcated and accounted for separately from the August 2019 Bonds (the "derivative liability") (see Note 9 below for more information). The derivative liability was recorded at fair value of $7.1 million upon the issuance of the August 2019 Bonds, and is subsequently remeasured to fair value at each reporting period. The derivative liability was initially valued and remeasured using a "with-and-without" method. The "with-and-without" methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the embedded conversion option. The difference between the entire instrument with the embedded conversion option compared to the instrument without the embedded conversion option is the fair value of the derivative, recorded as the derivative liability. There was no derivative liability associated with the issuance of the December 2019 Bonds.
The fair value of the August 2019 Bonds with the conversion option is estimated using a Monte Carlo simulation approach. The key inputs to valuing the August 2019 Bonds with the conversion option on the date of issuance and as of March 31, 2020 include the Company’s stock price on the valuation date; the expected annual volatility of the Company’s common stock, and the discount yield, which was derived by making the fair value of the August 2019 Bonds equal to the face value on the issuance date. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.
The following table presents the changes in fair value of the Company's derivative liability for the three months ended March 31, 2020:

Balance at December 31, 2019	$8,819,023
Change in fair value	13,221,977
Balance at March 31, 2020	$22,041,000

8. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		March 31, 2020			December 31, 2019
	Weighted Average Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite lived:
Goodwill(a)		$10,513,371	$—	$10,513,371	$10,513,371	$—	$10,513,371
Definite lived:
Licenses	10	1,323,761	(1,255,291)	68,470	1,323,761	(1,248,104)	75,657
Bioject(b)	12	5,100,000	(2,248,889)	2,851,111	5,100,000	(2,175,556)	2,924,444
Other(c)	18	4,050,000	(3,412,500)	637,500	4,050,000	(3,356,250)	693,750
Total intangible assets	11	10,473,761	(6,916,680)	3,557,081	10,473,761	(6,779,910)	3,693,851
Total goodwill and intangible assets		$20,987,132	$(6,916,680)	$14,070,452	$20,987,132	$(6,779,910)	$14,207,222

(a)
Goodwill was recorded from the Inovio AS acquisition in January 2005, the acquisition of VGX in June 2009 and the acquisition of Bioject in April 2016 for $3.9 million, $6.2 million and $400,000, respectively.

(b)	Bioject intangible assets represent the estimated fair value of developed technology and intellectual property which were recorded from the Bioject asset acquisition.

(c)	Other intangible assets represent the estimated fair value of acquired intellectual property from the Inovio AS acquisition.
Aggregate amortization expense on intangible assets for the three months ended March 31, 2020 and 2019 was $137,000 and $267,000, respectively. Estimated aggregate amortization expense is $410,000 for the remainder of fiscal year 2020, $520,000 for 2021, $493,000 for 2022, $276,000 for 2023, $253,000 for 2024 and $1.6 million for 2025 and subsequent years combined.

9. Convertible Debt

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
The balance of the Notes at March 31, 2020 is as follows:

Principal amount	$78,500,000
Unamortized debt discount on the liability component	(13,356,690)
Unamortized debt issuance cost	(1,838,336)
Accrued interest	425,208
Net carrying amount	$63,730,182

The Company determined that the expected life of the Notes was equal to the period through November 1, 2023 as this represents the point at which the Notes are initially subject to repurchase by the Company at the option of the holders. Accordingly, the total debt discount of $18.6 million, inclusive of the fair value of the embedded conversion feature derivative at issuance, is being amortized using the effective interest method through November 1, 2023. The effective interest rate of the liability component is 13.1%. For the three months ended March 31, 2020, the Company recognized $2.1 million of interest expense related to the Notes, of which $1.3 million related to the contractual interest coupon. As of March 31, 2020, there have not been any conversions or redemptions of the Notes.

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
The August 2019 Bonds, which are unsecured obligations of the Company, were issued on August 1, 2019 and will accrue interest at a coupon rate of 1.00% per annum, payable quarterly. The August 2019 Bonds will mature on July 31, 2024, unless earlier converted or repurchased. The outstanding August 2019 Bonds will be repaid at maturity at a price equal to the principal of the outstanding bonds to be repaid plus a premium on such bonds to provide an internal rate of return with respect to such bonds of 6.00%. Commencing on August 1, 2020, the August 2019 Bonds will be convertible until the date that is one month prior to maturity date. Upon conversion, the Company will deliver KDRs, if the Company has any such securities listed on the KOSDAQ at that time, or otherwise shares of common stock, if KDRs are not listed on KOSDAQ at that time or the converting holder requests delivery of shares of common stock. The initial conversion rate was 211.0595 shares per KRW1,000,000 in principal amount (equivalent to an initial conversion price of approximately USD $4.00 per share based on the exchange rate as of July 30, 2019), subject to adjustment upon the occurrence of specified events. The conversion rate was reset on January 2, 2020 and is subject to be reset on each three month anniversary thereafter until the maturity date to the then current market price if the current market price is lower than the conversion price then in effect; provided that the conversion rate will not exceed 351.7658 shares per KRW1,000,000 (equivalent to a conversion price of approximately USD $2.40 per share based on the exchange rates as of July 30, 2019). The conversion rate was reset on January 2, 2020 to 273.8255 shares per KRW 1,000,000 in principal amount (equivalent to a conversion price of approximately USD $3.15 per share based on the exchange rate as of January 2, 2020).
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
The balance of the August 2019 Bonds at March 31, 2020 is as follows:

Principal amount	$14,767,171
Unamortized debt discount	(5,980,204)
Unamortized debt issuance cost	(225,603)
Accretion of premium associated with the August 2019 Bonds	357,994
Accrued interest	36,918
Net carrying amount	$8,956,276

The Company determined that the expected life of the August 2019 Bonds was equal to the period through August 1, 2022 as this represents the point at which the August 2019 Bonds are initially subject to repurchase by the Company at the option of the holders. Accordingly, the total debt discount of $7.3 million, inclusive of the fair value of the embedded conversion feature derivative at issuance, is being amortized using the effective interest method through August 1, 2022. The effective interest rate of the August 2019 Bonds is 29.4%. For the three months ended March 31, 2020, the Company recognized $641,000 of interest expense related to the August 2019 Bonds, of which $38,000 related to the contractual interest coupon. As of March 31, 2020, there have not been any conversions or redemptions of the August 2019 Bonds.
The derivative liability is valued at $22.0 million as of March 31, 2020. The change in fair value of the derivative liability was $13.2 million for the three months ended March 31, 2020.

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
The December 2019 Bonds, which are unsecured obligations of the Company, were issued on December 31, 2019 and will accrue interest at a coupon rate of 1.00% per annum, payable quarterly. The December 2019 Bonds will mature on December 31, 2024, unless earlier converted or repurchased. The outstanding December 2019 Bonds will be repaid at maturity at a price equal to the principal of the outstanding bonds to be repaid plus a premium on such bonds to provide an internal rate of return with respect to such bonds of 6.00%. Commencing on December 31, 2020, the December 2019 Bonds will be convertible until the date that is one month prior to maturity date. Upon conversion, the Company will deliver KDRs, if the Company has any such securities listed on the KOSDAQ at that time, or otherwise shares of common stock of the Company. The initial conversion rate is 214.7766 shares per KRW1,000,000 principal amount of Bonds (equivalent to an initial conversion price of approximately USD $4.00 per share based on the exchange rate as of December 19, 2019), subject to adjustment upon the occurrence of certain events. The conversion rate is subject to reset on July 2, 2020 and on each three month anniversary thereafter until the maturity date to the then current market price if the current market price is lower than the conversion price then in effect; provided that the conversion rate will not exceed 357.9611 shares per KRW1,000,000 (equivalent to a conversion price of approximately USD $2.40 per share based on the exchange rate as of December 19, 2019).
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
The Company evaluated the accounting for the issuance of the December 2019 Bonds and concluded that the embedded conversion feature does not require bifurcation from the December 2019 Bonds. Although the embedded conversion feature meets the definition of a derivative, it qualifies for the equity scope exception for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity in its consolidated balance sheet. The December 2019 Bonds are denominated in a foreign currency other than the Company’s functional currency, which would typically violate the settlement provision criteria when analyzing whether the conversion option is indexed to an entity’s own stock. However, per the terms of the agreement, the functional currency rate required to be used in a conversion scenario is fixed as of the date preceding the date of issuance of the Bonds. Therefore, the fluctuation in functional currency does not impact the settlement of the conversion option. Further, as there was no cash conversion feature or beneficial conversion feature on the date of issuance, and the Bonds were not issued at a substantial premium, all of the proceeds were recorded as a liability.
The Company determined that all other features of the December 2019 Bonds were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's consolidated financial statements.
The balance of the December 2019 Bonds at March 31, 2020 is as follows:

Principal amount	$3,855,872
Unamortized debt issuance cost	(43,740)
Accretion of premium associated with the December 2019 Bonds	46,988
Accrued interest	9,747
Net carrying amount	$3,868,867

The Company determined that the expected life of the December 2019 Bonds was equal to the period through December 31, 2022 as this represents the point at which the December 2019 Bonds are initially subject to repurchase by the Company at the option of the holders. The effective interest rate of the December 2019 Bonds is 6.2%. For the three months ended March 31, 2020, the Company recognized $62,000 of interest expense related to the December 2019 Bonds, of which $10,000 related to the contractual interest coupon. As of March 31, 2020, there have not been any conversions or redemptions of the December 2019 Bonds.
As of March 31, 2020, future minimum payments due under the Company's convertible debt instruments are as follows:

	Convertible Notes (1)	August 2019 Bonds (2)	December 2019 Bonds (2)	Total
Remainder of 2020	$2,551,000	$111,000	$29,000	$2,691,000
2021	5,103,000	148,000	39,000	5,290,000
2022	5,103,000	148,000	39,000	5,290,000
2023	5,103,000	148,000	39,000	5,290,000
2024	81,051,000	19,789,000	5,176,000	106,016,000
Total	$98,911,000	$20,344,000	$5,322,000	$124,577,000
(1) Amounts represent contractual amounts due under the Notes, including interest based on the fixed rate of 6.5% per year.
(2) Amounts represent contractual amounts due under the August 2019 and December 2019 Bonds, including interest based on the fixed rate of 1% per year plus a premium on such bonds to provide an internal rate of return with respect to such Bonds of 6% at maturity.

10. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of March 31, 2020 and December 31, 2019:

			Outstanding as of
	Authorized	Issued	March 31, 2020	December 31, 2019
Common Stock, par value $0.001 per share	600,000,000	145,915,100	145,915,100	101,361,034
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	23	23
Common Stock
In May 2018, the Company entered into a Sales Agreement with an outside placement agent (the “Placement Agent”) to sell shares of its common stock with aggregate gross proceeds of up to $100.0 million, from time to time, through an “at-the-market” equity offering program under which the Placement Agent would act as sales agent. During the first quarter of 2020, the Company and the Placement Agent entered into a first and second amendment to the Sales Agreement to increase the amount of common stock that may be sold under the Sales Agreement from $100.0 million to $250.0 million. Under the Sales Agreement, the Company set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales were requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provided that the Placement Agent was entitled to compensation for its services in an amount equal to up to 3.0% of the gross proceeds from the sales of shares sold through the Placement Agent under the Sales Agreement. The Company had no obligation to sell any shares under the Sales Agreement, and could at any time suspend solicitation and offers under the Sales Agreement.
During the three months ended March 31, 2020, the Company sold 43,148,952 shares of its common stock, under the amended Sales Agreement. The sales were made at a weighted average price of $4.92 per share, resulting in aggregate net proceeds of $208.2 million. Following these sales, there was no remaining capacity under this Sales Agreement.
As described in Note 18 below, subsequent to March 31, 2020, the Company and the Placement Agent entered into a new Sales Agreement to sell shares of its common stock with aggregate gross proceeds of up to $150.0 million.
Stock Options and Restricted Stock Units

The Company has a stock-based incentive plan, the 2016 Omnibus Incentive Plan (as amended to date, the "2016 Incentive Plan"), pursuant to which the Company may grant stock options, restricted stock awards, restricted stock units and other stock-based awards or short-term cash incentive awards to employees, directors and consultants.
The 2016 Incentive Plan was originally approved by the Company's stockholders on May 13, 2016, and an amendment to the plan to increase the number of shares available for issuance was approved by the stockholders on May 8, 2019. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2016 Incentive Plan may not exceed 18,000,000 shares, provided that commencing with the first business day of each calendar year beginning January 1, 2020, such maximum number of shares shall be increased by 2,000,000 shares of common stock unless the Company's Board of Directors determines, prior to January 1 for any such calendar year, to increase such maximum amount by a fewer number of shares or not to increase the maximum amount at all for such year. On January 1, 2020, the maximum number of shares to be issued increased by 2,000,000. At March 31, 2020, there were 18,000,000 shares of common stock reserved for issuance upon exercise of incentive awards granted and to be granted at future dates under the 2016 Incentive Plan. At March 31, 2020, the Company had 7,536,221 shares of common stock available for future grant under the 2016 Incentive Plan, 2,667,710 shares underlying outstanding but unvested restricted stock units and options outstanding to purchase 5,631,777 shares of common stock under the 2016 Incentive Plan. The awards granted and available for future grant under the 2016 Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The 2016 Incentive Plan terminates by its terms on March 9, 2026.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At March 31, 2020, the Company had options outstanding to purchase 3,984,209 shares of common stock under the 2007 Incentive Plan. The awards granted under the 2007 Incentive Plan generally vest over three years and have a maximum contractual term of ten years.

11. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding stock options and restricted stock units and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The dilutive impact of the outstanding Notes and Bonds issued by the Company (discussed in Note 9) has been considered using the "if-converted" method. For the three months ended March 31, 2020 and 2019, basic and diluted net loss per share are the same, as the assumed exercise or settlement of stock options, restricted stock units and the potentially dilutive shares issuable upon conversion of the Notes and Bonds are anti-dilutive.
The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect for the three months ended March 31, 2020 and 2019:

Common Stock Equivalents	2020	2019
Options to purchase common stock	9,615,986	11,027,600
Restricted stock units	2,667,710	1,720,128
Convertible preferred stock	8,456	8,456
Convertible notes	14,585,653	14,585,653
August 2019 Bonds	4,928,859	—
December 2019 Bonds	1,009,450	—
Total	32,816,114	27,341,837

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
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	0.74%	2.44%
Expected volatility	76%	70%
Expected life in years	5.9	6.2
Dividend yield	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 was $3.6 million and $3.2 million, respectively, of which $2.3 million and $1.9 million, respectively, was included in research and development expenses, and $1.3 million and $1.3 million, respectively, was included in general and administrative expenses.
At March 31, 2020, there was $8.0 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.5 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $5.37 and $2.19 for employee and director stock options granted during the three months ended March 31, 2020 and 2019, respectively.
At March 31, 2020, there was $13.9 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.6 years.
The weighted average grant date fair value per share was $8.32 and $3.38 for restricted stock units granted during the three months ended March 31, 2020 and 2019, respectively.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and restricted stock units granted to non-employees for the three months ended March 31, 2020 and 2019 was $383,000 and $274,000, respectively.

13. Related Party Transactions
GeneOne Life Sciences
The Company owns 1,644,155 shares of common stock in GeneOne as of March 31, 2020 and one of the Company's directors, Dr. David B. Weiner, acts as a consultant to GeneOne.
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
Revenue recognized from GeneOne consisted of patent and device maintenance fees. For the three months ended March 31, 2020 and 2019, the Company recognized revenue from GeneOne of $31,000 and $31,000, respectively.
Operating expenses recorded from transactions with GeneOne related primarily to biologics manufacturing were $606,000 and $1.1 million for the three months ended March 31, 2020 and 2019, respectively.
At March 31, 2020 and December 31, 2019, the Company had an accounts receivable balance of $3,000 and $128,000, respectively, and an accounts payable and accrued liability balance of $2,000 and $511,000, respectively, related to GeneOne and its subsidiaries. At March 31, 2020 and December 31, 2019, $294,000 and $284,000, respectively, of prepayments made to GeneOne were classified as long-term other assets on the Company's condensed consolidated balance sheet.
Plumbline Life Sciences, Inc.
The Company owns 597,808 shares of common stock in Plumbline Life Sciences, Inc. ("PLS") as of March 31, 2020 and one of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
On February 20, 2020, the Company entered into a Debt and Share Subscription Agreement with PLS under which the Company received 202,050 shares of PLS common stock in exchange for a portion of the outstanding accounts receivable balance due from PLS. Following the issuance of these shares and as of March 31, 2020, the Company holds a 19.9% ownership interest in PLS.
Revenue recognized from PLS consists of milestone, license and patent fees. For the three months ended March 31, 2020 and 2019, the Company recognized revenue from PLS of $1.1 million and $24,000, respectively. At March 31, 2020 and December 31, 2019, the Company had an accounts receivable balance of $5,000 and $589,000, respectively, related to PLS.
The Wistar Institute
The Company's director Dr. David B. Weiner is a director of the Vaccine Center of The Wistar Institute ("Wistar"). Dr. Weiner is also the Executive Vice President of Wistar.
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
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the three months ended March 31, 2020 and 2019, the Company recorded $619,000 and $838,000, respectively, as contra-research and development expense from Wistar.

Research and development expenses recorded from Wistar relate primarily to the collaborative research agreements and sub-contract agreements related to the Bill and Melinda Gates Foundation and CEPI (see Note 15). Research and development expenses recorded from Wistar for the three months ended March 31, 2020 and 2019 were $362,000 and $487,000, respectively. At March 31, 2020 and December 31, 2019, the Company had an accounts receivable balance of $626,000 and $616,000, respectively, and an accounts payable and accrued liability balance of $262,000 and $219,000, respectively, related to Wistar. As of March 31, 2020, the Company had $794,000 recorded as deferred grant funding on the condensed consolidated balance sheet related to Wistar.

14. Leases
The Company leases approximately 82,200 square feet of office, laboratory, and manufacturing space in San Diego, California and 57,360 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms of 3.7 to 9.8 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
The Company performed an evaluation of its contracts with customers and suppliers in accordance with Topic 842 and determined that, except for the real estate leases described above and various copier leases, none of its other contracts contain a right-of-use asset.
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
As of March 31, 2020, the maturities of the Company's operating lease liabilities were as follows:

Remainder of 2020	$2,920,000
2021	3,968,000
2022	4,045,000
2023	4,023,000
2024	3,001,000
Thereafter	12,951,000
Total remaining lease payments	30,908,000
Less: present value adjustment	(8,941,000)
Total operating lease liabilities	21,967,000
Less: current portion	(2,132,000)
Long-term operating lease liabilities	$19,835,000

Weighted-average remaining lease term	8.0 years
Weighted-average discount rate	8.4%
Lease costs included in operating expenses in the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 were $834,000 and $817,000, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
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
Under the ApolloBio Agreement, the Company received proceeds of $19.4 million in March 2018 which comprised the upfront payment of $23.0 million less $2.2 million in foreign income taxes and $1.4 million in certain foreign non-income taxes. The foreign income taxes were recorded as a provision for income taxes and the foreign non-income taxes were recorded as a general and administrative expense, on the condensed consolidated statement of operations. The Company also incurred advisory fees of $960,000 in connection with receiving the upfront payment from ApolloBio. These fees were determined to be incremental costs of obtaining the contract. The Company applied the practical expedient that permits a company to expense incremental costs to obtain a contract when the expected amortization period is one year or less and recorded the fees in general and administrative expense during the quarter ended March 31, 2018. No additional advisory fees are due related to the ApolloBio Agreement.
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
As of December 31, 2017, the Company had recognized all of the $27.5 million upfront payment as revenue, as all identified material performance obligations had been met with respect to that payment. During the three months ended March 31, 2020, the Company recognized revenues of $72,000 from AstraZeneca primarily for manufacturing services. During the three months ended March 31, 2019, the Company recognized revenues of $2.7 million from AstraZeneca primarily from a milestone achieved in the first quarter of 2019 triggered by the initiation of a Phase 2 portion of an ongoing clinical trial in the third major indication, as well as for manufacturing services. As of March 31, 2020, the Company had deferred revenue of $62,000 related to AstraZeneca. The deferred revenue relates to advanced payments made by the Company to a third-party biologics manufacturer for which AstraZeneca is obligated to reimburse the Company.
Coalition for Epidemic Preparedness Innovations
In April 2018, the Company entered into agreements with CEPI, pursuant to which the Company intends to develop vaccine candidates against Lassa fever and MERS. The goal of the collaboration between the Company and CEPI is to conduct research and development so that investigational stockpiles will be ready for clinical efficacy trial testing during potential disease outbreaks. The agreements with CEPI contemplate preclinical studies, as well as Phase 1 and Phase 2 clinical trials, occurring over multiple years. As part of the arrangement between the parties, CEPI has agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by the Company and collaborators, with funding from CEPI based on the achievement of identified milestones. During the three months ended March 31, 2020 and 2019, the Company received funding of $987,000 and $1.7 million, respectively, related to the CEPI Lassa and MERS grant and recorded it as contra-research and development expense. As of March 31, 2020, the Company had $4.4 million recorded as deferred grant funding on the condensed consolidated balance sheet related to the CEPI Lassa and MERS grant.
In January 2020, CEPI awarded the Company a grant of up to $9.0 million to develop a vaccine against SARS-CoV-2/COVID-19. This initial CEPI funding will support the preclinical and clinical development through Phase 1 human testing in the United States of INO-4800, the Company's coronavirus vaccine candidate matched to the outbreak strain. During the three months ended March 31, 2020, the Company received funding of $2.4 million related to the CEPI COVID-19 grant and recorded it as contra-research and development expense. As of March 31, 2020, the Company had $2.9 million recorded as deferred grant funding on the condensed consolidated balance sheet related to the CEPI COVID-19 grant.
Bill & Melinda Gates Foundation
In October 2018, the Bill & Melinda Gates Foundation (“Gates”) awarded and funded the Company a grant of $2.2 million to advance the development of DNA-encoded monoclonal antibody technology (“dMAb”) to address issues in infectious disease prevention and therapy. This technology has high relevance for the control of influenza and HIV. This next-generation approach to the delivery of monoclonal antibodies would make the technology accessible to low and middle-income countries. In August 2019, Gates funded an additional $1.1 million for the project. During the three months ended March 31, 2020 and 2019, the Company recorded $134,000 and $1.1 million as contra-research and development expense, respectively, related to the Gates dMAb grant. As of March 31, 2020, the Company had $892,000 recorded as deferred grant funding on the condensed consolidated balance sheet related to the grant.
In March 2020, Gates awarded and funded the Company a grant of $5.0 million to accelerate the development of its CELLECTRA® 3PSP proprietary smart device for the intradermal delivery of INO-4800, the Company's DNA vaccine candidate for COVID-19. During the three months ended March 31, 2020, the Company recorded $64,000 as contra-research and development expense and had $4.9 million recorded as deferred grant funding on the condensed consolidated balance sheet related to this Gates grant.
16. Income Taxes
The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.  Due to the adoption of ASU 2019-12 which removes the exception under ASC 740-20-45-7 to consider all sources of income in order to determine the tax benefit resulting from a loss from continuing operations, ASC 740-20-45-7 no longer applies.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act).  The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19.  The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic; some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act.  At March 31, 2020, the Company has not recorded any income tax provision/(benefit) for the impact for the CARES Act due to the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets.  The Company will continue to analyze the impact that the CARES Act will have, if any, on its financial position, results of operations or cash flows.
17. Geneos Therapeutics, Inc.
In August 2016, the Company incorporated a subsidiary, Geneos Therapeutics, Inc. (“Geneos”), to develop and commercialize neoantigen-based personalized cancer therapies. In February 2019, the Company completed a spin-out of Geneos, after Geneos completed the initial closing of a $4.5 million preferred stock financing. The Company invested $1.2 million in the preferred stock financing, which was led by an outside investor. In January 2020, Geneos completed the second closing of a $3.0 million preferred stock financing, where the Company invested an additional $800,000. Following this transaction, as of March 31, 2020, the Company holds 52% of the outstanding equity, on an as-converted to common stock basis, of Geneos. The Company's ownership percentage of Geneos would decrease in the event of additional purchases of preferred stock of Geneos by other investors.
The Company has exclusively licensed its SynCon® immunotherapy and CELLECTRA® technology platform to Geneos to be used in the field of personalized, neoantigen-based therapy for cancer. The license agreement provides for potential royalty payments to the Company in the event that Geneos commercializes any products using the licensed technology.
18. Subsequent Events
On April 3, 2020, the Company entered into a new Sales Agreement with the Placement Agent to sell shares of its common stock with aggregate gross proceeds of up to $150.0 million. Under the new Sales Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Placement Agent will be entitled to compensation for its services in an amount equal to up to 3.0% of the gross proceeds from the sales of shares sold through the Placement Agent under the new Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement.
From April 6, 2020 through May 8, 2020, the Company has sold 12,041,178 shares of common stock under the new Sales Agreement for net proceeds of $121.7 million. The sales were made at a weighted average price of $10.26 per share.

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
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the SEC on March 12, 2020 (our “2019 Annual Report”). Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors that affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the captions “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the disclosures made in our 2019 Annual Report under the caption “Risk Factors” and in our audited consolidated financial statements and related notes.
Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: our history of losses; our lack of products that have received regulatory approval; uncertainties inherent in clinical trials and product development programs, including but not limited to the fact that preclinical and clinical results may not be indicative of results achievable in other trials or for other indications, that the studies or trials may not be successful or achieve desired results, that preclinical studies and clinical trials may not commence, have sufficient enrollment or be completed in the time periods anticipated, that results from one study may not necessarily be reflected or supported by the results of other similar studies, that results from an animal study may not be indicative of results achievable in human studies, that clinical testing is expensive and can take many years to complete, that the outcome of any clinical trial is uncertain and failure can occur at any time during the clinical trial process, and that our electroporation technology and DNA vaccines, DNA immunotherapies and DNA encoded monoclonal antibody product candidates may fail to show the desired safety and efficacy traits in clinical trials; the availability of funding; the ability to manufacture vaccine candidates; the availability or potential availability of alternative therapies or treatments for the conditions targeted by us or our collaborators, including alternatives that may be more efficacious or cost-effective than any therapy or treatment that we and our collaborators hope to develop; our ability to receive development, regulatory and commercialization event-based payments under our collaborative agreements; whether our proprietary rights are enforceable or defensible or infringe or allegedly infringe on rights of others or can withstand claims of invalidity; and the impact of government healthcare proposals.

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
As of March 31, 2020, we had an accumulated deficit of $772.3 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Critical Accounting Policies
There have been no significant changes to our critical accounting policies since December 31, 2019, other than our adoption of Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), on January 1, 2020. For a description of newly adopted critical accounting policies, see Note 3 to our Condensed Consolidated Financial Statements included in this Quarterly Report. For a description of our other critical accounting policies that affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report and Note 2 to our audited Consolidated Financial Statements contained in our 2019 Annual Report.

Adoption of Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 4 to the Condensed Consolidated Financial Statements, included in this Quarterly Report.

Results of Operations
Revenue. Total revenue was $1.3 million for the three months ended March 31, 2020, as compared to $2.8 million for the three months ended March 31, 2019. Revenue primarily consisted of revenues under collaborative research and development arrangements, including arrangements with affiliated entities, for the three months ended March 31, 2020 and 2019. The decrease in revenue for the three-month period year over year was primarily due to less revenue recognized from our collaboration with AstraZeneca, offset by milestone revenue earned from our affiliated entity PLS.
Research and development expenses. Research and development expenses for the three months ended March 31, 2020 were $19.1 million, as compared to $24.4 million for the three months ended March 31, 2019. The decrease for the three-month period year over year was primarily due to a decrease in employee compensation expense of $1.9 million due to lower employee headcount, a decrease in clinical trial related expenses of $1.8 million, and an increase in contra-research and development expense recorded from grant agreements of $1.1 million, among other variances.
Contributions received from current grant agreements and recorded as contra-research and development expense were $5.0 million and $3.9 million for the three months ended March 31, 2020 and 2019, respectively. The increase for the three-month period year over year was primarily due to an increase of $2.4 million and $607,000 earned from the CEPI COVID-19 grant and MCDC grant, respectively, partially offset by a decrease of $799,000 and $712,000 earned from the Bill & Melinda Gates Foundation grant and CEPI Lassa and MERS grant, respectively, among other variances.
General and administrative expenses. General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, were $7.4 million for the three months ended March 31, 2020, as compared to $7.0 million for the three months ended March 31, 2019. The increase for the three-month period year over year was primarily related to an increase in expenses for work performed related to corporate marketing and communications of $1.2 million, partially offset by foreign currency exchange rate differences related to our 1.0% convertible bonds due August 2024, or the August 2019 Bonds, and 1.0% convertible bonds due December 2024, or the December 2019 Bonds, among other variances.
Stock-based compensation. Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense for the three months ended March 31, 2020 and 2019 was $3.6 million and $3.2 million, respectively. Of these amounts, $2.3 million and $1.9 million was included in research and development expenses for the three months ended March 31, 2020 and 2019, respectively, and $1.3 million and $1.3 million was included in general and administrative expenses for the three months ended March 31, 2020 and 2019, respectively. The increase for the three-month period year over year was primarily related to a higher weighted average grant date fair value for the awards granted in the first quarter of 2020.
Interest income. Interest income for the three months ended March 31, 2020 was $417,000, as compared to $626,000 for the three months ended March 31, 2019. The decrease was related to lower interest earned on our short-term investments holdings.
Interest expense. Interest expense for the three months ended March 31, 2020 was $2.8 million, as compared to $656,000 for the three months ended March 31, 2019. The increase was due to higher interest expense recorded for our 6.5% convertible senior notes due 2024, or the Notes, which were issued during the first quarter of 2019, as well as interest expense from our August 2019 Bonds and our December 2019 Bonds, which were issued during the third and fourth quarters of 2019, respectively.
Change in fair value of derivative liability. The change in fair value of derivative liability for the three months ended March 31, 2020 was $13.2 million. We determined that our August 2019 Bonds included an embedded conversion feature that is considered to be a derivative liability requiring bifurcation from the debt instrument and separate recognition in our financial statements. The conversion feature is revalued at each reporting period with the resulting changes in fair value reflected in the condensed consolidated statements of operations.
Gain (loss) on investment in affiliated entities. The gain (loss) results from the change in the fair market value of the investments in GeneOne and PLS for a gain of $13.2 million and a loss of $750,000, for the three months ended March 31, 2020 and 2019, respectively. We record our investments in GeneOne and PLS at their market values based on the closing prices of those securities on the applicable stock exchange at each balance sheet date, with changes in fair value reflected in the condensed consolidated statements of operations.
Net unrealized loss on available-for-sale equity securities. The net unrealized loss on available-for-sale equity securities results from a change in the fair market value of the investments as of March 31, 2020.
Income tax benefit/(Provision for income taxes). The income tax benefit of $63,000 recorded for the three months ended March 31, 2019 reflected our application of the intraperiod tax allocation rules under which we are required to record a tax benefit in continuing operations to offset the tax provision we recorded directly to other comprehensive income (loss) related to unrealized gains on our short-term investments. There was no income tax benefit or provision recorded for the three months ended March 31, 2020.

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

Working Capital and Liquidity
As of March 31, 2020, we had cash, cash equivalents and short-term investments of $270.0 million and working capital of $243.2 million, as compared to $89.5 million and $62.2 million, respectively, as of December 31, 2019. The increase in cash and short-term investments during the three months ended March 31, 2020 was primarily due to the net proceeds from the sale of our common stock under at-the-market, or ATM, sales agreements, offset by expenditures related to our research and development activities, clinical trials and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.

Cash Flows
Net cash used in operating activities was $25.5 million and $32.5 million for the three months ended March 31, 2020 and 2019, respectively. Net cash used in operating activities for the three months ended March 31, 2020 consisted of net loss of $33.1 million, less use of net cash in operating assets and liabilities of $921,000 partially offset by net non-cash adjustments of $8.6 million. The primary non-cash adjustments to net loss included the increase in fair value of derivative liability of $13.2 million, net unrealized loss on available-for-sale equity securities of $5.1 million, stock-based compensation of $4.0 million and depreciation and amortization of $1.2 million, offset by gain on investment in affiliated entities of $13.2 million and acquisition of investment in our affiliated entity PLS of $1.7 million through the settlement of accounts receivable with additional shares of PLS common stock.
Net cash used in operating activities for the three months ended March 31, 2019 consisted of net loss of $29.3 million, less use of net cash in operating assets and liabilities of $9.0 million, partially offset by net non-cash adjustments of $5.9 million. The primary non-cash expenses added back to net loss included stock-based compensation of $3.4 million, depreciation and amortization of $1.2 million and loss on investment in affiliated entities of $750,000.
Net cash used in investing activities was $51.8 million and $49.3 million for the three months ended March 31, 2020 and 2019, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Net cash provided by financing activities was $213.5 million and $78.9 million for the three months ended March 31, 2020 and 2019, respectively. The variance was primarily due to the significantly higher net proceeds from the sale of common stock under the ATM sales agreement in 2020, offset by the net proceeds received from the issuance of Notes in the first quarter of 2019 (described below).
Issuances of Notes and Bonds
In the fourth quarter of 2019, we completed a private placement of our 1.0% convertible bonds due December 2024, or the December 2019 Bonds, to an institutional investor in Korea for an aggregate principal amount of 4.7 billion Korean Won (KRW) (approximately USD $4.1 million based on the exchange rate on the date of issuance). Net proceeds from the offering were $4.0 million, after deducting the offering expenses payable by us. See Note 9 to the condensed consolidated financial statements included in this report for further discussion.
In the third quarter of 2019, we completed a private placement of aggregate principal amount of 18 billion Korean Won (KRW) (approximately USD $15.0 million based on the exchange rate on the date of issuance) of August 2019 Bonds issued to institutional investors led by Korea Investment Partners. Net proceeds from the offering were $14.5 million, after deducting the offering expenses payable by us. See Note 9 to the condensed consolidated financial statements included in this report for further discussion.
In the first quarter of 2019, we completed a private placement of $78.5 million aggregate principal amount of Notes, sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds from the offering were $75.7 million, after deducting the initial purchasers' discount and offering expenses payable by us. See Note 9 to the condensed consolidated financial statements included in this report for further discussion.
Issuances of Common Stock
In May 2018, we entered into an At-the-Market Equity Offering Sales Agreement, or the Sales Agreement, with an outside placement agent, or the Placement Agent, to sell shares of our common stock with aggregate gross proceeds of up to $100.0 million, from time to time, through an “at-the-market” equity offering program under which the Placement Agent would act as sales agent. During the year ended December 31, 2019, we sold 3,340,678 shares of common stock under the Sales Agreement for aggregate net proceeds of $9.1 million.
In the first quarter of 2020, we entered into amendments to the Sales Agreement to increase the amount of our common stock that could be sold through the Placement Agent under the Sales Agreement to an aggregate offering price of up to $250.0 million. During the three months ended March 31, 2020, we sold 43,148,952 shares of common stock under the Sales Agreement for aggregate net proceeds of $208.2 million. Following these sales, there was no remaining capacity under this Sales Agreement.
On April 3, 2020, we entered into a new Sales Agreement with the same Placement Agent to sell shares of our common stock with aggregate gross proceeds of up to $150.0 million. Through the date of this report, we have sold an additional 12,041,178 shares of common stock under the new Sales Agreement for aggregate net proceeds of $121.7 million.

As of March 31, 2020, we had an accumulated deficit of $772.3 million. We expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market any of our DNA vaccines, DNA immunotherapies or dMAB product candidates, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that our current cash and short-term investments are sufficient to meet our planned working capital requirements for at least the next twelve months from the date this Quarterly Report is filed.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets, and the recent fluctuations in interest rates and availability of funding in the credit markets primarily impact the performance of our investments. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments at March 31, 2020, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.
The interest rate on our indebtedness, consisting of the Notes and Bonds, is fixed and not subject to fluctuations in interest rates.

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
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the three months ended March 31, 2020 were made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the issuance of the August 2019 and December 2019 Bonds, which are denominated in South Korean Won, and the valuation of our equity investments in GeneOne and PLS, each of which is denominated in South Korean Won and then translated into United States dollars. We do not have any foreign currency hedging instruments in place.
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
Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2020 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
On March 12, 2020, a purported shareholder class action complaint, McDermid v. Inovio Pharmaceuticals, Inc. and J. Joseph Kim, was filed in the United States District Court for the Eastern District of Pennsylvania, naming us and J. Joseph Kim, our Chief Executive Officer, as defendants. The lawsuit alleges that we made materially false and misleading statements regarding our development of a vaccine for  coronavirus in our public disclosures in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees.
On April 20, 2020, a purported shareholder derivative complaint, Pedram v. Kim, et al., was filed in the United States District Court for the Eastern District of Pennsylvania, naming each of our directors as defendants. The lawsuit asserts state and federal claims and is based on the same alleged misstatements as the shareholder class action complaint. The lawsuit accuses our board of directors of failing to exercise reasonable and prudent supervision over our management, policies, practices, and internal controls. The plaintiff seeks unspecified monetary damages on behalf of us as well as governance reforms.
We intend to defend these actions vigorously.

ITEM 1A.     RISK FACTORS
Our business is subject to numerous risks. You should carefully consider and evaluate each of the following factors as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes, the risk factors discussed in our 2019 Annual Report, which we filed with the SEC on March 12, 2020 in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also consider the more detailed description of our business contained in our 2019 Annual Report.
Risks Related to Our Business and Industry
Our business could be adversely affected by the effects of health epidemics, including the global COVID-19 pandemic.
In December 2019, a novel strain of coronavirus, since named SARS-CoV-2, causing COVID-19 disease, was reported in China. Since then, COVID-19 has spread globally, including throughout the United States, multiple European countries and South Korea. The spread of COVID-19 from China to other countries has resulted in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world, including the United States, have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus, and have closed non-essential businesses.
As local jurisdictions continue to put restrictions in place, our ability to continue to conduct and enroll patients in our clinical trials, manufacture our product candidates and pursue collaborations, may also be limited. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.
The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has resulted in significant disruption of global financial markets, which could reduce our ability to access capital, including a planned secondary-listing on the KOSDAQ Market of the Korea Exchange, negatively affecting our liquidity. In addition, the recession resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.
The continued spread of COVID-19 globally could also adversely affect our planned clinical trial operations, including our ability to initiate the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Further, the COVID-19 outbreak could result in delays in our clinical trials due to prioritization of hospital resources toward the outbreak, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols as quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. These restrictions may delay the conduct of multiple clinical trials including our Phase 1 through 3 clinical trials.

Additionally, COVID-19 may also result in delays in receiving approvals from local and foreign regulatory authorities, delays in necessary interactions with local and foreign regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees, and refusals to accept data from clinical trials conducted in these affected geographies.
The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 may impact our business, operations and clinical trials will depend on future developments, including the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, the effectiveness of actions taken in the United States and other countries to contain and treat the disease and whether the United States and additional countries are required to move to complete lock-down status. The ultimate long-term impact of COVID-19 is highly uncertain and cannot be predicted with confidence.
We have incurred losses since inception, expect to incur significant net losses in the foreseeable future and may never become profitable.
We have experienced significant operating losses to date; as of March 31, 2020, our accumulated deficit was approximately $772.3 million. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our DNA vaccine, DNA immunotherapy and dMAB product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.
We are currently subject to stockholder litigation and may become subject to additional litigation, which could harm our business and financial condition.
We may have actions brought against us by stockholders relating to past transactions, changes in our stock price or other matters. For example, on March 12, 2020, a purported shareholder class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania, naming us and our chief executive officer as defendants, and alleging that we made materially false and misleading statements regarding the development of a vaccine candidate for coronavirus in violation of certain federal securities laws. On April 20, 2020, a purported shareholder derivative complaint was filed in the same court, naming each of our directors as defendants and asserting state and federal claims and is based on the same alleged misstatements as the securities class action. Any such actions could give rise to substantial damages, and thereby have a material adverse effect on our consolidated financial position, liquidity, or results of operations. Even if an action is not resolved against us, the uncertainty and expense associated with stockholder actions could harm our business, financial condition and reputation. Litigation can be costly, time-consuming and disruptive to business operations. The defense of lawsuits could also result in diversion of our management's time and attention away from business operations, which could harm our business.
We have limited sources of revenue and our success is dependent on our ability to develop our DNA vaccines, DNA immunotherapies, dMAB and electroporation equipment.
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
None of our human vaccine, including our coronavirus vaccine program, immunotherapy and DNA encoded monoclonal antibody product candidates have been approved for sale, and we may never develop commercially successful vaccine, immunotherapy or monoclonal antibody products.
Our human vaccine programs, which includes our coronavirus vaccine program, our immunotherapy programs and our DNA encoded monoclonal antibodies program are in various stages of research and development, and currently include product candidates in discovery, preclinical studies and Phase 1, 2 and 3 clinical trials. There are limited data regarding the efficacy of synthetic vaccine candidates and immunotherapy candidates compared with conventional vaccines, and we must conduct a substantial amount of additional research and development before any regulatory authority will approve any of our vaccine product candidates, including INO-4800, our coronavirus vaccine candidate. The success of our efforts to develop and commercialize our product candidates, including INO-4800, could be delayed or fail for a number of reasons. For example, we could experience delays in product development and clinical trials. Our product candidates could be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances. The products, if safe and effective, could be difficult to manufacture on a large scale or uneconomical to market, or our competitors could develop superior products more quickly and efficiently or more effectively market their competing products.
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
We will need substantial additional capital to develop our DNA vaccine, DNA immunotherapy and dMAB programs and electroporation delivery technology.
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
The use of our electroporation equipment and DNA vaccine, DNA immunotherapy and dMAB candidates in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. For example, pharmaceutical companies have been subject to claims that the use of some pediatric vaccines has caused personal injuries, including brain damage, central nervous system damage and autism, and these companies have incurred material costs to defend these claims. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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
In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price may be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. Period to period comparisons are not indicative of future performance. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Inovio Pharmaceuticals, Inc.

Date:	May 11, 2020	By	/s/ J. JOSEPH KIM
J. Joseph Kim President, Chief Executive Officer and Director (On Behalf of the Registrant)

Date:	May 11, 2020	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)