Form 10-Q
period 2020-06-30
INOVIO PHARMACEUTICALS, INC.
filed 2020-08-10
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 167,520,435 as of August 7, 2020.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended June 30, 2020

Part I. Financial Information
Item 1.    Financial Statements

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$215,432,713	$22,196,097
Short-term investments	156,231,102	67,338,017
Accounts receivable	3,513,159	700,073
Accounts receivable from affiliated entities	482,373	1,332,044
Prepaid expenses and other current assets	4,591,966	1,584,598
Prepaid expenses and other current assets from affiliated entities	1,811,140	1,050,140
Total current assets	382,062,453	94,200,969
Fixed assets, net	11,323,531	12,773,017
Investment in affiliated entities	17,327,569	6,315,356
Investment in Geneos	2,717,241	—
Intangible assets, net	3,420,311	3,693,851
Goodwill	10,513,371	10,513,371
Operating lease right-of-use assets	13,265,144	13,783,009
Other assets	2,555,782	2,672,024
Total assets	$443,185,402	$143,951,597
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,216,875	$18,237,258
Accounts payable and accrued expenses due to affiliated entities	511,953	729,729
Accrued clinical trial expenses	6,870,450	4,049,727
Deferred revenue	14,853	92,353
Deferred revenue from affiliated entities	94,275	31,775
Operating lease liability	2,200,459	2,074,842
Grant funding liability	10,330,235	6,065,212
Grant funding liability from affiliated entities	742,875	708,425
Total current liabilities	37,981,975	31,989,321
Deferred revenue, net of current portion	86,641	101,567
Convertible senior notes	65,844,260	64,180,325
Convertible bonds	13,718,528	12,842,592
Derivative liability	119,796,000	8,819,023
Operating lease liability, net of current portion	19,261,354	20,409,922
Deferred tax liabilities	32,046	32,046
Grant funding liability from affiliated entity, net of current portion	37,500	135,000
Other liabilities	66,629	36,943
Total liabilities	256,824,933	138,546,739
Stockholders’ equity:
Preferred stock	—	—
Common stock	158,756	101,361
Additional paid-in capital	1,087,745,242	742,646,785
Accumulated deficit	(901,029,768)	(739,785,655)
Accumulated other comprehensive income (loss)	(610,030)	472,608
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	186,264,200	3,435,099
Non-controlling interest	96,269	1,969,759
Total stockholders’ equity	186,360,469	5,404,858
Total liabilities and stockholders’ equity	$443,185,402	$143,951,597

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Revenue under collaborative research and development arrangements	$74,102	$64,283	$145,602	$2,834,995
Revenue under collaborative research and development arrangements with affiliated entities	95,146	71,390	1,267,272	126,970
Miscellaneous revenue	97,939	—	181,587	3,614
Total revenues	267,187	135,673	1,594,461	2,965,579
Operating expenses:
Research and development	22,376,575	22,486,266	41,487,763	46,876,155
General and administrative	11,071,510	5,850,101	18,519,864	12,825,129
Total operating expenses	33,448,085	28,336,367	60,007,627	59,701,284
Loss from operations	(33,180,898)	(28,200,694)	(58,413,166)	(56,735,705)
Other income (expense):
Interest income	1,067,399	755,330	1,483,968	1,380,864
Interest expense	(2,846,641)	(2,194,783)	(5,650,396)	(2,851,031)
Change in fair value of derivative liability	(97,755,000)	—	(110,976,977)	—
Gain (loss) on investment in affiliated entities	(3,883,176)	(173,212)	9,298,443	(923,315)
Net unrealized gain (loss) on available-for-sale equity securities	4,358,634	—	(691,458)	—
Other income (expense), net	(152,102)	127,512	(577,602)	91,673
Gain on deconsolidation of Geneos	4,121,075	—	4,121,075	—
Net loss before income tax benefit and share in net loss of Geneos	(128,270,709)	(29,685,847)	(161,406,113)	(59,037,514)
Income tax benefit	—	106,771	—	169,571
Share in net loss of Geneos	(901,757)	—	(901,757)	—
Net loss	(129,172,466)	(29,579,076)	(162,307,870)	(58,867,943)
Net loss attributable to non-controlling interest	469,407	191,850	1,063,757	261,455
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(128,703,059)	$(29,387,226)	$(161,244,113)	$(58,606,488)
Net loss per share attributable to Inovio Pharmaceuticals, Inc. stockholders
Basic and diluted	$(0.83)	$(0.30)	$(1.15)	$(0.60)
Weighted average number of common shares outstanding
Basic and diluted	155,807,054	98,083,896	140,215,158	97,795,910

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(129,172,466)	$(29,579,076)	$(162,307,870)	$(58,867,943)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	846,900	441,545	(1,082,638)	1,260,722
Comprehensive loss	(128,325,566)	(29,137,531)	(163,390,508)	(57,607,221)
Comprehensive loss attributable to non-controlling interest	469,407	191,850	1,063,757	261,455
Comprehensive loss attributable to Inovio Pharmaceuticals, Inc.	$(127,856,159)	$(28,945,681)	$(162,326,751)	$(57,345,766)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three and Six Months Ended June 30, 2020
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total stockholders’ equity
Balance at December 31, 2019	23	$—	101,361,034	$101,361	$742,646,785	$(739,785,655)	$472,608	$1,969,759	$5,404,858
Issuance of common stock for cash	—	—	43,148,952	43,149	208,198,784	—	—	—	208,241,933
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	1,405,114	1,405	3,099,298	—	—	—	3,100,703
Stock-based compensation	—	—	—	—	4,017,761	—	—	(16,208)	4,001,553
Acquisition of non-controlling interest in Geneos	—	—	—	—	—	—	—	2,169,998	2,169,998
Net loss attributable to common stockholders	—	—	—	—	—	(32,541,054)	—	(594,350)	(33,135,404)
Unrealized loss on short-term investments	—	—	—	—	—	—	(1,929,538)	—	(1,929,538)
Balance at March 31, 2020	23	$—	145,915,100	$145,915	$957,962,628	$(772,326,709)	$(1,456,930)	$3,529,199	$187,854,103
Issuance of common stock for cash	—	—	12,041,178	12,041	121,706,881	—	—	—	121,718,922
Conversion of preferred stock to common stock	(14)	—	5,147	5	(5)	—	—	—	—
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	794,986	795	4,421,449	—	—	—	4,422,244
Stock-based compensation	—	—	—	—	3,654,289	—	—	8,146	3,662,435
Acquisition of non-controlling interest in Geneos	—	—	—	—	—	—	—	209,971	209,971
Deconsolidation of Geneos	—	—	—	—	—	—	—	(3,181,640)	(3,181,640)
Net loss attributable to common stockholders	—	—	—	—	—	(128,703,059)	—	(469,407)	(129,172,466)
Unrealized gain on short-term investments	—	—	—	—	—	—	846,900	—	846,900
Balance at June 30, 2020	9	$—	158,756,411	$158,756	$1,087,745,242	$(901,029,768)	$(610,030)	$96,269	$186,360,469

	Three and Six Months Ended June 30, 2019
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total stockholders’ equity
Balance at December 31, 2018	23	$—	97,225,810	$97,226	$707,794,215	$(620,426,436)	$(528,867)	$96,269	$87,032,407
Issuance of common stock for cash	—	—	183,200	183	907,147	—	—	—	907,330
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	525,000	525	(719,922)	—	—	—	(719,397)
Equity component of issuance of convertible notes	—	—	—	—	15,752,698	—	—	—	15,752,698
Stock-based compensation	—	—	—	—	3,432,796	—	—	—	3,432,796
Acquisition of non-controlling interest in Geneos	—	—	—	—	—	—	—	3,030,107	3,030,107
Net loss attributable to common stockholders	—	—	—	—	—	(29,219,262)	—	(69,605)	(29,288,867)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	819,177	—	819,177
Balance at March 31, 2019	23	$—	97,934,010	$97,934	$727,166,934	$(649,645,698)	$290,310	$3,056,771	$80,966,251
Issuance of common stock for cash	—	—	476,600	476	1,388,510	—	—	—	1,388,986
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	173,761	174	(81,433)	—	—	—	(81,259)
Stock-based compensation	—	—	—	—	3,345,378	—	—	9,817	3,355,195
Cost of acquisition of non-controlling interest in Geneos	—	—	—	—	—	—	—	(13,569)	(13,569)
Net loss attributable to common stockholders	—	—	—	—	—	(29,387,226)	—	(191,850)	(29,579,076)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	441,545	—	441,545
Balance at June 30, 2019	23	$—	98,584,371	$98,584	$731,819,389	$(679,032,924)	$731,855	$2,861,169	$56,478,073

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(162,307,870)	$(58,867,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,608,060	1,863,225
Amortization of intangible assets	273,540	533,126
Change in fair value of derivative liability	110,976,977	—
Stock-based compensation	7,663,988	6,787,991
Non-cash interest expense	3,013,942	2,851,031
Amortization of premiums on investments	—	1,962
Loss on short-term investments	576,001	(93,273)
Settlement of receivable with shares of common stock from affiliated entity (PLS)	(1,713,770)	—
Gain on deconsolidation of Geneos	(4,121,075)
(Gain) loss on equity investment in affiliated entities	(9,298,443)	923,315
Share of net loss in Geneos	901,757
Net unrealized loss on available-for-sale equity securities	691,458	—
Non-cash lease expense	517,865	412,533
Tax benefit from other unrealized gains on short-term investments	—	(335,228)
Unrealized transaction loss on foreign-currency denominated debt	(474,071)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,813,086)	3,186,131
Accounts receivable from affiliated entities	865,832	(258,353)
Prepaid expenses and other current assets	(3,084,082)	(902,772)
Prepaid expenses and other current assets from affiliated entities	(1,330,601)	20,059
Other assets	116,242	(183,091)
Accounts payable and accrued expenses	(732,774)	(9,187,074)
Accrued clinical trial expenses	2,882,486	(1,033,367)
Accounts payable and accrued expenses due to affiliated entities	4,634	(324,224)
Deferred revenue	(92,426)	(137,046)
Deferred revenue from affiliated entities	62,500	62,500
Operating lease right-of-use assets and liabilities, net	(1,022,951)	(786,079)
Grant funding liability	4,265,023	(1,695,191)
Grant funding liability from affiliated entities	(63,050)	817,125
Other liabilities	29,686	(34,688)
Net cash used in operating activities	(52,604,208)	(56,379,331)
Cash flows from investing activities:
Purchases of investments	(138,698,249)	(73,698,391)
Proceeds from sale or maturity of investments	47,455,067	46,688,689
Purchases of capital assets	(176,534)	(739,808)
Decrease in cash resulting from the deconsolidation of Geneos	(2,774,851)	—
Net cash used in investing activities	(94,194,567)	(27,749,510)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	75,658,953
Proceeds from issuance of common stock, net of issuance costs	329,960,855	2,296,316
Proceeds from stock option exercises	9,599,514	92,272
Taxes paid related to net share settlement of equity awards	(2,076,567)	(892,928)
Acquisition of non-controlling interest	2,379,969	3,016,538
Proceeds from Geneos issuance of note payable	171,620	—
Net cash provided by financing activities	340,035,391	80,171,151
Effect of exchange rate changes on cash and cash equivalents	—	—
Increase (Decrease) in cash and cash equivalents	193,236,616	(3,957,690)
Cash and cash equivalents, beginning of period	22,196,097	23,693,633
Cash and cash equivalents, end of period	$215,432,713	$19,735,943

Supplemental disclosures:
Amounts accrued for purchases of property and equipment	$1,620	$—

Interest paid	$2,636,454	$—
Right-of-use assets obtained in exchange for lease obligations	$—	$14,634,769
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
The Company's partners and collaborators include ApolloBio Corp., AstraZeneca, Beijing Advaccine, The Bill & Melinda Gates Foundation, Coalition for Epidemic Preparedness Innovations (CEPI), The U.S. Department of Defense (DoD), Defense Advanced Research Projects Agency (DARPA), GeneOne Life Science, HIV Vaccines Trial Network, the U.S. Defense Threat Reduction Agency’s Medical CBRN Defense Consortium (MCDC), National Cancer Institute, National Institutes of Health, National Institute of Allergy and Infectious Diseases, Plumbline Life Sciences, Regeneron Pharmaceuticals, Inc., Roche/Genentech, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.
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

2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2020 and 2019 and the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented. The results of operations for the three and six months ended June 30, 2020 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2020. The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In June of 2020, the Company formed a wholly-owned subsidiary, Inovio Asia LLC, under the laws of South Korea, through which the Company intends to advance its corporate development projects and other functions in South Korea and other Asian countries.
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. The Company consolidates its wholly-owned subsidiaries Genetronics, Inc., VGX Pharmaceuticals, Inc. ("VGX") and Inovio Asia LLC, and records a 15% non-controlling interest for its subsidiary VGX Animal Health, Inc., a subsidiary of VGX. All intercompany accounts and transactions have been eliminated upon consolidation. As of June 1, 2020, the Company deconsolidated its subsidiary Geneos Therapeutics, Inc. ("Geneos"), as the Company no longer held a controlling financial interest, retaining 47% of the outstanding equity on an as-converted to common stock basis. Refer to Footnote 17 for further discussion.
Inovio incurred a net loss attributable to common stockholders of $128.7 million and $161.2 million for the three and six months ended June 30, 2020, respectively. Inovio had working capital of $344.1 million and an accumulated deficit of $901.0 million as of June 30, 2020. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates. The Company’s cash, cash equivalents and short-term investments of $371.7 million as of June 30, 2020, are sufficient to support the Company's operations for a period of at least 12 months from the date it is issuing these financial statements.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including use of its current or potential future At-the-Market Equity Offering Sales Agreements (each, a “Sales Agreement” and collectively, the “Sales Agreements”). The Company has a history of conducting debt and equity financings, including the receipt of net proceeds under the Sales Agreements of $121.7 million and $330.0 million during the three and six months ended June 30, 2020, respectively, and net proceeds of $9.1 million under a Sales Agreement during the year ended December 31, 2019. The Company also received net proceeds of $75.7 million from a private placement of 6.50% convertible senior notes due 2024 (the “Notes”), net proceeds of $14.5 million from the private placement of 18 billion Korean Won (KRW) (approximately USD $15.0 million based on the exchange rate on the date of issuance) aggregate principal amount of its 1.0% convertible bonds due August 2024 (the "August 2019 Bonds"), and net proceeds of $4.0 million from the private placement of 4.7 billion KRW (approximately USD $4.1 million based on the exchange rate on the date of issuance) aggregate principal amount of its 1.0% convertible bonds due December 2024 (the "December 2019 Bonds" and, together with the August 2019 Bonds, the “Bonds”) during the year ended December 31, 2019. However, sufficient funding may not be available in the future, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
From time to time, the Company may be subject to various legal proceedings and claims arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its consolidated financial statements. An estimated loss contingency is accrued in the consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal proceedings, including litigation, government investigations and enforcement actions, could result in material costs, occupy significant management resources and entail civil and criminal penalties, even if the Company ultimately prevails.  Any of the foregoing consequences could result in serious harm to the Company’s business, results of operations and financial condition.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Inovio be unable to continue as a going concern. Inovio’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has evaluated subsequent events after the balance sheet date through the date it issued these condensed consolidated financial statements.

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
Grants
The Company accounts for various grant agreements under the contributions guidance under Subtopic 958-605, Not-for-Profit Entities-Revenue Recognition, which is outside the scope of Topic 606, as the government agencies granting the Company funds are not receiving reciprocal value for their contributions. All contributions received from current grant agreements are recorded as a contra-expense as opposed to revenue on the condensed consolidated statement of operations.
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
Research and Development Expenses
The Company’s activities have largely consisted of research and development efforts related to developing electroporation delivery technologies, DNA vaccines, DNA immunotherapies and dMABs. Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Research and development expenses are charged to operations as they are incurred. These expenses result from the Company's independent research and development efforts as well as efforts associated with collaborations and licensing arrangements. The Company reviews and accrues clinical trial expense based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies and other events. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical trial costs are subject to revisions as trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development expense; however, a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to the Company's results of operations.
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
License costs are recorded based on the fair value of consideration paid and are amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement to the extent the license has an alternative future use. As of June 30, 2020 and December 31, 2019, the Company’s intangible assets resulting from the acquisition of Inovio AS and Bioject Medical Technologies, Inc. ("Bioject"), and additional intangibles including license costs, net of accumulated amortization, totaled $3.4 million and $3.7 million, respectively.
The determination of the value of intangible assets requires management to make estimates and assumptions that affect the Company’s condensed consolidated financial statements. The Company assesses potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company’s judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of its acquired businesses, market conditions and other factors. If impairment is indicated, the Company will reduce the carrying value of the intangible asset to fair value. While current and historical operating and cash flow losses are potential indicators of impairment, the Company believes the future cash flows to be received from its intangible assets will exceed the intangible assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through June 30, 2020.
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
Variable Interest Entities (VIE)
The Company evaluates its ownership, contractual and other interests in entities that are not wholly-owned to determine if these entities are VIEs, and, if so, whether the Company is the primary beneficiary of the VIE. In determining whether the Company is the primary beneficiary of a VIE and therefore required to consolidate the VIE, the Company applies a qualitative approach that determines whether it has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. The Company will continuously perform this assessment, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of a VIE.
Equity Investments
Under Accounting Standards Codification ("ASC") Topic 321, Investments - Equity Securities, the Company must measure equity investments (except those accounted for under the equity method, those that result in consolidation of the investee and certain other investments) at fair value and recognize any changes in fair value in the condensed consolidated statement of operations. The Company can elect a measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the practical expedient in ASC 820, Fair Value Measurement, to estimate fair value using the net asset value per share (or its equivalent). The Company's equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient for estimating fair value are measured at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identifiable or similar investments of the same issuer.

4. Impact of Recently Issued Accounting Standards
The recent accounting pronouncements below may have a significant effect on the Company's financial statements. Recent accounting pronouncements that are not anticipated to have an impact on or are unrelated to the Company's financial condition, results of operations, or related disclosures are not discussed.
Accounting Standards Recently Adopted
ASU No. 2019-12. In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. FASB issued this Update as part of its simplification initiative to improve areas of GAAP and reduce cost and complexity while maintaining usefulness. The main provision that impacts the Company is the removal of the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items (for example, discontinued operations and other comprehensive income). ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company has elected to early adopt ASU 2019-12. By early adopting, ASU 2019-12 became effective as of the beginning of 2020; however, there was no cumulative effect to be recognized with the early adoption. As of June 30, 2020, there was a loss from continuing operations and a cumulative loss in other comprehensive income and there was therefore no effect on the tax provision for the period ended June 30, 2020.
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

5. Revenue Recognition
During the three and six months ended June 30, 2020, the Company recognized total revenue under collaborative research and development and other agreements of $64,000 and $1.2 million, respectively, from its affiliated entity Plumbline Life Sciences, Inc. ("PLS"), $74,000 and $146,000, respectively, from AstraZeneca and $129,000 and $244,000, respectively, from various other contracts. Of the total revenue recognized during the three and six months ended June 30, 2020, $66,000 and $124,000, respectively, were in deferred revenue as of December 31, 2019. Performance obligations are generally satisfied within 12 months of the initial contract date.

6. Short-term Investments
Short-term investments at June 30, 2020 consisted of mutual funds, corporate debt securities and certificates of deposit. Short-term investments at December 31, 2019 consisted of mutual funds. Short-term investments are recorded at fair value, based on current market valuations. Unrealized gains and losses on the Company's short-term debt investments are excluded from earnings and reported as a separate component of other comprehensive loss until realized. Realized gains and losses and unrealized gains and losses on available-for-sale equity securities are included in non-operating other income (expense) on the condensed consolidated statements of operations and are derived using the specific identification method for determining the cost of the securities sold. During the three and six months ended June 30, 2020, the Company recorded gross realized gain on investments of $585,000 and $635,000, respectively, and gross realized loss on investments of $686,000 and $1.2 million, respectively. During the three and six months ended June 30, 2019, the Company recorded gross realized gain on investments of $157,000 and $175,000, respectively, and gross realized loss on investments of $29,000 and $82,000, respectively. During the three and six months ended June 30, 2020, the Company recorded net unrealized gain (loss) on available-for-sale equity securities of $4.4 million and $(691,000), respectively. There was no material unrealized gain or loss on available-for-sale equity securities recorded during the three and six months ended June 30, 2019. No material balances were reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019. Interest and dividends on investments classified as available-for-sale are included in interest income in the condensed consolidated statements of operations. As of June 30, 2020, the Company had 16 available-for-sale securities in an unrealized loss position, of which none were in such position for longer than 12 months.
The following is a summary of available-for-sale securities as of June 30, 2020 and December 31, 2019:

		As of June 30, 2020
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$149,641,400	$1,180,185	$(1,871,643)	$148,949,942
Corporate debt securities	---	4,625,000	14,400	(376,600)	4,262,800
Certificates of deposit	Less than 1	3,000,000	38,360	(20,000)	3,018,360
		$157,266,400	$1,232,945	$(2,268,243)	$156,231,102

		As of December 31, 2019
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$66,599,219	$754,709	$(15,911)	$67,338,017

The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of June 30, 2020 were primarily due to changes in interest rates, including credit spreads from perceived increased credit risks as a result of the

COVID-19 global pandemic, and not due to increased credit risks associated with specific securities. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at June 30, 2020, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.

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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets or liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the six months ended June 30, 2020 or 2019.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, and are determined using the following inputs as of June 30, 2020:

	Fair Value Measurements at
	June 30, 2020
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mutual funds	148,949,942	148,949,942	—	—
Corporate debt securities	4,262,800	4,262,800	—	—
Certificates of deposit	3,018,360	—	3,018,360	—
Investment in affiliated entities	17,327,569	17,327,569	—	—
Total assets	$173,558,671	$170,540,311	$3,018,360	$—
Liabilities:
Derivative liability (Note 9)	$119,796,000	$—	$—	119,796,000
Total liabilities	$119,796,000	$—	$—	$119,796,000

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

Level 1 assets at June 30, 2020 consisted of mutual funds and corporate debt securities held by the Company that are valued at quoted market prices, as well as the Company’s investments in affiliates, GeneOne and PLS. The Company accounts for its investment in 1,644,155 common shares of GeneOne based on the closing price of the shares on the Korean Stock Exchange on the applicable balance sheet date. The Company accounts for its investment in 597,808 common shares of PLS based on the closing price of the shares on the Korea New Exchange (KONEX) Market on the applicable balance sheet date. Unrealized gains and losses on the Company's equity securities are reported in the condensed consolidated statement of operations as a gain (loss) on investment in affiliated entities.
Level 2 assets at June 30, 2020 consisted of certificates of deposit held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets at June 30, 2020.
Level 3 liabilities held as of June 30, 2020 consisted of the embedded conversion option contained in the August 2019 Bonds that met the criteria to be bifurcated and accounted for separately from the August 2019 Bonds (the "derivative liability") (see Note 9 below for more information). The derivative liability was recorded at fair value of $7.1 million upon the issuance of the August 2019 Bonds, and is subsequently remeasured to fair value at each reporting period. The derivative liability was initially valued and remeasured using a "with-and-without" method. The "with-and-without" methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the embedded conversion option. The difference between the entire instrument with the embedded conversion option compared to the instrument without the embedded conversion option is the fair value of the derivative, recorded as the derivative liability. There was no derivative liability associated with the issuance of the December 2019 Bonds.
The fair value of the August 2019 Bonds with the conversion option is estimated using a Monte Carlo simulation approach. The key inputs to valuing the August 2019 Bonds with the conversion option on the date of issuance and as of June 30, 2020 include the Company’s stock price on the valuation date; the expected annual volatility of the Company’s common stock, and the discount yield, which was derived by making the fair value of the August 2019 Bonds equal to the face value on the issuance date. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.
The following table presents the changes in fair value of the Company's derivative liability for the six months ended June 30, 2020:

Balance at December 31, 2019	$8,819,023
Change in fair value	110,976,977
Balance at June 30, 2020	$119,796,000

8. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		June 30, 2020			December 31, 2019
	Weighted Average Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite lived:
Goodwill(a)		$10,513,371	$—	$10,513,371	$10,513,371	$—	$10,513,371
Definite lived:
Licenses	10	1,323,761	(1,262,478)	61,283	1,323,761	(1,248,104)	75,657
Bioject(b)	12	5,100,000	(2,322,222)	2,777,778	5,100,000	(2,175,556)	2,924,444
Other(c)	18	4,050,000	(3,468,750)	581,250	4,050,000	(3,356,250)	693,750
Total intangible assets	11	10,473,761	(7,053,450)	3,420,311	10,473,761	(6,779,910)	3,693,851
Total goodwill and intangible assets		$20,987,132	$(7,053,450)	$13,933,682	$20,987,132	$(6,779,910)	$14,207,222

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
Aggregate amortization expense on intangible assets for the three and six months ended June 30, 2020 was $137,000 and $274,000, respectively. Aggregate amortization expense on intangible assets for the three and six months ended June 30, 2019 was $267,000 and $533,000, respectively. Estimated aggregate amortization expense is $274,000 for the remainder of fiscal year 2020, $520,000 for 2021, $493,000 for 2022, $276,000 for 2023, $253,000 for 2024 and $1.6 million for 2025 and subsequent years combined.

9. Convertible Debt

Convertible Senior Notes
On February 19, 2019 and March 1, 2019, the Company completed a private placement of $78.5 million aggregate principal amount of the Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds from the offering were approximately $75.7 million.
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
The balance of the Notes at June 30, 2020 is as follows:

Principal amount	$78,500,000
Unamortized debt discount on the liability component	(12,619,675)
Unamortized debt issuance cost	(1,736,898)
Accrued interest	1,700,833
Net carrying amount	$65,844,260

The Company determined that the expected life of the Notes was equal to the period through November 1, 2023 as this represents the point at which the Notes are initially subject to repurchase by the Company at the option of the holders. Accordingly, the total debt discount of $18.6 million, inclusive of the fair value of the embedded conversion feature derivative at issuance, is being amortized using the effective interest method through November 1, 2023. The effective interest rate of the liability component is 13.1%. For the three and six months ended June 30, 2020, the Company recognized $2.1 million and $4.2 million, respectively, of interest expense related to the Notes, of which $1.3 million and $2.6 million, respectively, related to the contractual interest coupon. For the three and six months ended June 30, 2019, the Company recognized $2.0 million and $2.9 million, respectively, of interest expense related to the Notes, of which $1.3 million and $1.8 million, respectively, related to the contractual interest coupon. As of June 30, 2020, there had not been any conversions or redemptions of the Notes. As described in Note 18 below, subsequent to June 30, 2020, certain holders converted a portion of the Notes into shares of the Company's common stock.

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
The August 2019 Bonds, which were unsecured obligations of the Company, were issued on August 1, 2019 and accrued interest at a coupon rate of 1.00% per annum, payable quarterly. The August 2019 Bonds were scheduled to mature on July 31, 2024, unless earlier converted or repurchased. As described in Note 18 below, on August 1, 2020 the August 2019 Bonds were converted in full. The initial conversion rate was 211.0595 shares per KRW1,000,000 in principal amount (equivalent to an initial conversion price of approximately USD $4.00 per share based on the exchange rate as of July 30, 2019), subject to adjustment upon the occurrence of specified events. The conversion rate was reset on January 2, 2020 and was subject to reset on each three month anniversary thereafter to the then current market price if the current market price was lower than the conversion price then in effect; subject to a maximum conversion rate of 351.7658 shares per KRW1,000,000 (equivalent to a conversion price of approximately USD $2.40 per share based on the exchange rates as of July 30, 2019). The conversion rate as of the date of conversion on August 1, 2020 was 275.6873 shares per KRW 1,000,000 in principal amount (equivalent to a conversion price of approximately USD $3.14 per share based on the exchange rate as of January 2, 2020).
The Company evaluated the accounting for the issuance of the August 2019 Bonds and concluded that the embedded conversion feature was considered a derivative requiring bifurcation from the August 2019 Bonds as it did not meet the equity scope exception due to the fact that it was denominated in a currency other than the Company's functional currency. The fair value of the conversion feature at August 1, 2019 was $7.1 million, which was recorded as a reduction to the carrying value of the debt. This debt discount was being amortized to interest expense over the term of the debt using the effective interest method. The conversion option was accounted for as a derivative liability, which was revalued each reporting period with the resulting change in fair value reflected in other income (expense), net, in the condensed consolidated statements of operations.

The Company determined that all other features of the August 2019 Bonds were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's condensed consolidated financial statements.
The balance of the August 2019 Bonds at June 30, 2020 was as follows:

Principal amount	$14,993,753
Unamortized debt discount	(5,600,302)
Unamortized debt issuance cost	(211,272)
Accretion of premium associated with the August 2019 Bonds	519,085
Accrued interest	37,484
Net carrying amount	$9,738,748

At their issuance, the Company determined that the expected life of the August 2019 Bonds was equal to the period through August 1, 2022 as this represented the point at which the August 2019 Bonds were initially subject to repurchase by the Company at the option of the holders. Accordingly, the total debt discount of $7.3 million, inclusive of the fair value of the embedded conversion feature derivative at issuance, was being amortized using the effective interest method through August 1, 2022. The effective interest rate of the August 2019 Bonds was 29.4%. For the three and six months ended June 30, 2020, the Company recognized $672,000 and $1.3 million, respectively, of interest expense related to the August 2019 Bonds, of which $37,000 and $75,000, respectively, related to the contractual interest coupon. As of June 30, 2020, there had not been any conversions or redemptions of the August 2019 Bonds.
The derivative liability was valued at $119.8 million as of June 30, 2020. The change in fair value of the derivative liability was $97.8 million and $111.0 million for the three and six months ended June 30, 2020, respectively. As a result of the conversion in full of the August 2019 Bonds in August 2020, the derivative liability will be eliminated during the quarter ended September 30, 2020.

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
The balance of the December 2019 Bonds at June 30, 2020 was as follows:

Principal amount	$3,915,035
Unamortized debt issuance cost	(40,681)
Accretion of premium associated with the December 2019 Bonds	95,638
Accrued interest	9,788
Net carrying amount	$3,979,780

The Company determined that the expected life of the December 2019 Bonds was equal to the period through December 31, 2022 as this represents the point at which the December 2019 Bonds are initially subject to repurchase by the Company at the option of the holders. The effective interest rate of the December 2019 Bonds is 6.2%. For the three and six months ended June 30, 2020, the Company recognized $60,000 and $122,000, respectively, of interest expense related to the December 2019 Bonds, of which $10,000 and $20,000, respectively, related to the contractual interest coupon. As of June 30, 2020, there had not been any conversions or redemptions of the December 2019 Bonds.
As of June 30, 2020, future minimum payments due under the Company's convertible debt instruments are as follows:

	Convertible Notes (1)	August 2019 Bonds (2)	December 2019 Bonds (2)	Total
Remainder of 2020	$2,551,000	$75,000	$20,000	$2,646,000
2021	5,103,000	150,000	39,000	5,292,000
2022	5,103,000	150,000	39,000	5,292,000
2023	5,103,000	150,000	39,000	5,292,000
2024	81,051,000	19,270,000	5,040,000	105,361,000
Total	$98,911,000	$19,795,000	$5,177,000	$123,883,000
(1) Amounts represent contractual amounts due under the Notes, including interest based on the fixed rate of 6.5% per year.
(2) Amounts represent contractual amounts due under the August 2019 and December 2019 Bonds, including interest based on the fixed rate of 1% per year plus a premium on such bonds to provide an internal rate of return with respect to such Bonds of 6% at maturity.

10. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of June 30, 2020 and December 31, 2019:

			Outstanding as of
	Authorized	Issued	June 30, 2020	December 31, 2019
Common Stock, par value $0.001 per share	600,000,000	158,756,411	158,756,411	101,361,034
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	9	23

Preferred Stock
During the three months ended June 30, 2020, 14 shares of the Company’s Series C preferred stock were converted into an aggregate of 5,147 shares of the Company’s common stock.
Common Stock
In May 2018, the Company entered into a Sales Agreement with an outside placement agent (the “Placement Agent”) to sell shares of its common stock with aggregate gross proceeds of up to $100.0 million, from time to time, through an “at-the-market” equity offering program under which the Placement Agent would act as sales agent. During the first quarter of 2020, the Company and the Placement Agent entered into a first and second amendment to the Sales Agreement (the "Prior Sales Agreement") to increase the amount of common stock that may be sold under the Sales Agreement from $100.0 million to $250.0 million. As of March 31, 2020, there was no remaining capacity under the Prior Sales Agreement. On April 3, 2020, the Company and the Placement Agent entered into a new Sales Agreement (the "New Sales Agreement") to sell shares of its common stock. On April 3, 2020 and May 12, 2020, the Company filed prospectus supplements pursuant to the New Sales Agreement for the offer and sale of its Common Stock for aggregate gross proceeds of up to an aggregate of $250.0 million. Under the New Sales Agreement, the Company sets the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The New Sales Agreement provides that the Placement Agent is entitled to compensation for its services in an amount equal to up to 3.0% of the gross proceeds from the sales of shares sold through the Placement Agent under the New Sales Agreement. The Company has no obligation to sell any shares under the New Sales Agreement, and could at any time suspend solicitation and offers under the New Sales Agreement.
During the three months ended March 31, 2020, the Company sold 43,148,952 shares of its common stock under the Prior Sales Agreement. The sales were made at a weighted average price of $4.92 per share, resulting in aggregate net proceeds of $208.2 million. As of March 31, 2020, there was no remaining capacity under the Prior Sales Agreement.
During the three months ended June 30, 2020, the Company sold 12,041,178 shares of its common stock under the New Sales Agreement. The sales were made at a weighted average price of $10.26 per share, resulting in aggregate net proceeds of $121.7 million. As of June 30, 2020, the Company may sell up to $126.4 million in gross proceeds of shares of Common Stock under the New Sales Agreement before it would be required to file a new prospectus supplement with the SEC to sell additional shares pursuant to the New Sales Agreement.
Stock Options and Restricted Stock Units
The Company has a stock-based incentive plan, the 2016 Omnibus Incentive Plan (as amended to date, the "2016 Incentive Plan"), pursuant to which the Company may grant stock options, restricted stock awards, restricted stock units and other stock-based awards or short-term cash incentive awards to employees, directors and consultants.
The 2016 Incentive Plan was originally approved by the Company's stockholders on May 13, 2016, and an amendment to the plan to increase the number of shares available for issuance was approved by the stockholders on May 8, 2019. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2016 Incentive Plan may not exceed 18,000,000 shares, provided that commencing with the first business day of each calendar year beginning January 1, 2020, such maximum number of shares shall be increased by 2,000,000 shares of common stock unless the Company's Board of Directors determines, prior to January 1 for any such calendar year, to increase such maximum amount by a fewer number of shares or not to increase the maximum amount at all for such year. On January 1, 2020, the maximum number of shares to be issued increased by 2,000,000. At June 30, 2020, there were 18,000,000 shares of common stock reserved for issuance upon exercise of incentive awards granted and to be granted at future dates under the 2016 Incentive Plan. At June 30, 2020, the Company had 6,953,960 shares of common stock available for future grant under the 2016 Incentive Plan, 2,868,665 shares underlying outstanding but unvested restricted stock units and options outstanding to purchase 5,733,501 shares of common stock under the 2016 Incentive Plan. The awards granted and available for future grant under the 2016 Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The 2016 Incentive Plan terminates by its terms on March 9, 2026.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At June 30, 2020, the Company had options outstanding to purchase 3,459,595 shares of common stock under the 2007 Incentive Plan. The awards granted under the 2007 Incentive Plan generally vest over three years and have a maximum contractual term of ten years.

11. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding stock options and restricted stock units and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The dilutive impact of the outstanding Notes and Bonds issued by the Company (discussed in Note 9) has been considered using the "if-converted" method. For the three and six months ended June 30, 2020 and 2019, basic and diluted net loss per share are the same, as the assumed exercise or settlement of stock options, restricted stock units and the potentially dilutive shares issuable upon conversion of the Notes and Bonds are anti-dilutive.
The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect for the three and six months ended June 30, 2020 and 2019:

Common Stock Equivalents	2020	2019
Options to purchase common stock	9,193,096	10,770,319
Restricted stock units	2,868,665	1,580,192
Convertible preferred stock	3,309	8,456
Convertible notes	14,585,653	14,585,653
August 2019 Bonds	4,962,364	—
December 2019 Bonds	1,009,450	—
Total	32,622,537	26,944,620

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
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Risk-free interest rate	0.40%	2.31%	0.67%	2.43%
Expected volatility	80%	70%	77%	70%
Expected life in years	5.9	6.2	5.9	6.2
Dividend yield	—	—	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2020 was $3.4 million and $7.1 million, respectively, of which $1.8 million and $4.1 million, respectively, was included in research and development expenses, and $1.6 million and $3.0 million, respectively, was included in general and administrative expenses.
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
At June 30, 2020, there was $9.4 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $9.52 and $6.19 for employee and director stock options granted during the three and six months ended June 30, 2020, respectively, and $2.44 and $2.20 for employee and director stock options granted during the three and six months ended June 30, 2019, respectively.

At June 30, 2020, there was $15.0 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.3 years.
The weighted average grant date fair value per share was $14.50 and $9.12 for restricted stock units granted during the three and six months ended June 30, 2020, respectively, and $3.90 and $3.42 for restricted stock units granted during the three and six months ended June 30, 2019, respectively.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and restricted stock units granted to non-employees for the three and six months ended June 30, 2020 was $224,000 and $607,000, respectively. Total stock-based compensation expense for stock options and restricted stock units granted to non-employees for the three and six months ended June 30, 2019 was $207,000 and $480,000, respectively.

13. Related Party Transactions
GeneOne Life Sciences
The Company owns 1,644,155 shares of common stock in GeneOne as of June 30, 2020 and one of the Company's directors, Dr. David B. Weiner, acts as a consultant to GeneOne.
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
Revenue recognized from GeneOne consisted of patent and device maintenance fees. For both the three and six months ended June 30, 2020 and 2019, the Company recognized revenue from GeneOne of $31,000 and $63,000, respectively.
Operating expenses recorded from transactions with GeneOne related primarily to biologics manufacturing were $2.2 million and $2.8 million for the three and six months ended June 30, 2020, respectively, and $727,000 and $1.8 million for the three and six months ended June 30, 2019, respectively.

At June 30, 2020 and December 31, 2019, the Company had an accounts receivable balance of $3,000 and $128,000, respectively, and an accounts payable and accrued liability balance of $26,000 and $511,000, respectively, related to GeneOne and its subsidiaries. At June 30, 2020 and December 31, 2019, $238,000 and $284,000, respectively, of prepayments made to GeneOne were classified as long-term other assets on the Company's condensed consolidated balance sheet.
Plumbline Life Sciences, Inc.
The Company owns 597,808 shares of common stock in Plumbline Life Sciences, Inc. ("PLS") as of June 30, 2020 and one of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
On February 20, 2020, the Company entered into a Debt and Share Subscription Agreement with PLS under which the Company received 202,050 shares of PLS common stock in exchange for a portion of the outstanding accounts receivable balance due from PLS. Following the issuance of these shares and as of June 30, 2020, the Company held a 19.9% ownership interest in PLS.
Revenue recognized from PLS consists of milestone, license and patent fees. For the three and six months ended June 30, 2020, the Company recognized revenue from PLS of $64,000 and $1.2 million, respectively, and $40,000 and $64,000 for the three and six months ended June 30, 2019, respectively. At June 30, 2020 and December 31, 2019, the Company had an accounts receivable balance of $13,000 and $589,000, respectively, related to PLS.
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
In November 2016, the Company received a $6.1 million sub-grant through Wistar to develop a DNA-based monoclonal antibody against the Zika infection, with funding through December 2020.
The Company is also a collaborator with Wistar on an Integrated Preclinical/Clinical AIDS Vaccine Development grant from the NIAID, with funding through February 2020.
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the three and six months ended June 30, 2020, the Company recorded $73,000 and $691,000, respectively, and for the three and six months ended June 30, 2019 the Company recorded $368,000 and $1.2 million, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to the collaborative research agreements and sub-contract agreements related to the Bill and Melinda Gates Foundation and CEPI (see Note 15). Research and development expenses recorded from Wistar for the three and six months ended June 30, 2020 were $408,000 and $770,000, respectively. Research and development expenses recorded from Wistar for the three and six months ended June 30, 2019 were $170,000 and $458,000, respectively. At June 30, 2020 and December 31, 2019, the Company had an accounts receivable balance of $370,000 and $616,000, respectively, and an accounts payable and accrued liability balance of $486,000 and $219,000, respectively, related to Wistar. As of June 30, 2020, the Company had $780,000 recorded as deferred grant funding on the condensed consolidated balance sheet related to Wistar.

14. Leases
The Company leases approximately 82,200 square feet of office, laboratory, and manufacturing space in San Diego, California and 57,360 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms as of June 30, 2020 of 3.4 to 9.5 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
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
As of June 30, 2020, the maturities of the Company's operating lease liabilities were as follows:

Remainder of 2020	$1,956,000
2021	3,968,000
2022	4,045,000
2023	4,023,000
2024	3,001,000
Thereafter	12,951,000
Total remaining lease payments	29,944,000
Less: present value adjustment	(8,482,000)
Total operating lease liabilities	21,462,000
Less: current portion	(2,201,000)
Long-term operating lease liabilities	$19,261,000

Weighted-average remaining lease term	7.8 years
Weighted-average discount rate	8.4%

Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2020 were $814,000 and $1.7 million, respectively. Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 were $835,000 and $1.7 million, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
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

15. Collaborative Agreements
ApolloBio Corporation
On December 29, 2017, the Company entered into an Amended and Restated License and Collaboration Agreement (the "ApolloBio Agreement"), with ApolloBio Corporation ("ApolloBio"), with an effective date of March 20, 2018. Under the terms of the ApolloBio Agreement, the Company has granted to ApolloBio the exclusive right to develop and commercialize VGX-3100, its DNA immunotherapy product candidate designed to treat pre-cancers caused by HPV, within the territories of China, Hong Kong, Macao, Taiwan, and potentially Korea in the event that no patent covering VGX-3100 is issued in China within the three years following the effective date of the ApolloBio Agreement.
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
As of December 31, 2017, the Company had recognized all of the $27.5 million upfront payment as revenue, as all identified material performance obligations had been met with respect to that payment. During the three and six months ended June 30, 2020, the Company recognized revenues of $74,000 and $146,000, respectively, from AstraZeneca primarily for manufacturing services. During the three and six months ended June 30, 2019, the Company recognized revenues of $62,000 and $2.8 million, respectively, from AstraZeneca primarily from a milestone achieved in the first quarter of 2019 triggered by the initiation of a Phase 2 portion of an ongoing clinical trial in the third major indication, as well as for manufacturing services.
Coalition for Epidemic Preparedness Innovations
In April 2018, the Company entered into agreements with CEPI, pursuant to which the Company intends to develop vaccine candidates against Lassa fever and MERS. The goal of the collaboration between the Company and CEPI is to conduct research and development so that investigational stockpiles will be ready for clinical efficacy trial testing during potential disease outbreaks. The agreements with CEPI contemplate preclinical studies, as well as Phase 1 and Phase 2 clinical trials, occurring over multiple years. As part of the arrangement between the parties, CEPI has agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by the Company and collaborators, with funding from CEPI based on the achievement of identified milestones. During the three and six months ended June 30, 2020, the Company received funding of $1.8 million and $2.9 million, respectively, related to the CEPI Lassa fever and MERS grants and recorded such amounts as contra-research and development expense. During the three and six months ended June 30, 2019, the Company received funding of $1.5 million and $3.2 million, respectively, related to these grants and recorded such amounts as contra-research and development expense. As of June 30, 2020, the Company had $5.3 million recorded as deferred grant funding on the condensed consolidated balance sheet related to these CEPI grants.
In January 2020, CEPI awarded the Company a grant of up to $9.0 million to develop a vaccine against COVID-19. This initial CEPI funding is intended to support preclinical and clinical development through Phase 1 human testing in the United States of INO-4800, the Company's COVID-19 vaccine candidate against COVID-19. In April 2020, CEPI awarded the Company a grant of $6.9 million to work with the International Vaccine Institute ("IVI") and the Korea National Institute of Health ("KNIH") to conduct clinical trials of INO-4800 in South Korea, a grant of $5.0 million to accelerate development of the Company's next-generation intradermal electroporation device, known as CELLECTRA® 3PSP, for the intradermal delivery of INO-4800, and a grant of $1.3 million to support large-scale manufacturing of INO-4800. During the three and six months ended June 30, 2020, the Company received funding of $5.8 million and $8.1 million, respectively, from CEPI related to these grants for INO-4800 and recorded such amounts as contra-research and development expense. As of June 30, 2020, the Company had an accounts receivable balance of $2.9 million and $101,000 recorded deferred grant funding on the condensed consolidated balance sheet related to the CEPI grants related to INO-4800.
Bill & Melinda Gates Foundation
In October 2018, the Bill & Melinda Gates Foundation (“Gates”) awarded and funded the Company a grant of $2.2 million to advance the development of DNA-encoded monoclonal antibody technology (“dMAb”) to address issues in infectious disease prevention and therapy. This technology has high relevance for the control of influenza and HIV. This next-generation approach to the delivery of monoclonal antibodies would make the technology accessible to low and middle-income countries. In August 2019, Gates funded an additional $1.1 million for the project. During the three and six months ended June 30, 2020, the Company recorded $36,000 and $170,000, respectively, and during the three and six months ended June 30, 2019 recorded $698,000 and $1.8 million, respectively, as contra-research and development expense related to the Gates dMAb grant. As of June 30, 2020, the Company had $858,000 recorded as deferred grant funding on the condensed consolidated balance sheet related to the grant.
In March 2020, Gates awarded and funded the Company a grant of $5.0 million to accelerate the development of the CELLECTRA® 3PSP device for the intradermal delivery of INO-4800. During the three and six months ended June 30, 2020, the Company recorded $850,000 and $913,000, respectively, as contra-research and development expense and had $4.1 million recorded as deferred grant funding on the condensed consolidated balance sheet related to this Gates grant.
Department of Defense (DoD)
In June 2020, the Company entered into an Other Transaction Authority for Prototype Agreement (the “OTA Agreement”) with the U.S. Department of Defense (the "DoD"), to fund the Company’s efforts in developing the CELLECTRA® 3PSP device and associated arrays to be used for delivery of INO-4800 against COVID-19. Under the OTA Agreement, the Company intends to develop the CELLECTRA® 3PSP device and arrays for use in the U.S. military population and the U.S. population as a whole, subject to approval of the device by the U.S. Food and Drug Administration (the “FDA”). The OTA Agreement is also expected to support large-scale manufacturing of the CELLECTRA® 3PSP device, as well as large-scale DNA plasmid production for manufacture and supply of a specified number of doses of INO-4800 in support of FDA approval of the device. The total amount of funding being made available to the Company under the OTA Agreement is approximately $54.5 million.
Additionally, in June 2020, the Company was awarded a fixed-price contract (the “Procurement Contract”) from the DoD for the purchase of the Company’s intradermal CELLECTRA® 2000 device and accessories. The CELLECTRA® 2000 devices will be used to inject INO-4800 in the Company’s planned later-stage clinical trials. The total purchase price under the Procurement Contract is approximately $16.6 million.
During the three and six months ended June 30, 2020, there was no contra-research and development expense nor deferred grant funding recorded related to these agreements with the DoD.
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
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act).  The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic; some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. At June 30, 2020, the Company has not recorded any income tax provision/(benefit) for the impact for the CARES Act due to the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets. The Company will continue to analyze the impact that the CARES Act will have, if any, on its financial position, results of operations or cash flows.
17. Geneos Therapeutics, Inc.
In August 2016, the Company formed Geneos, to develop and commercialize neoantigen-based personalized cancer therapies. Geneos was considered a variable interest entity (VIE) for which the Company was the primary beneficiary. In February 2019, Geneos completed the initial closing of a preferred stock financing. The Company invested $1.2 million in the preferred stock financing, which was led by an outside investor. Following this transaction, the Company held 61% of the outstanding equity, on an as-converted to common stock basis, of Geneos and continued to consolidate its investment in Geneos under ASC 810, Consolidation.
In January 2020, Geneos completed the second closing of the preferred stock financing, in which the Company invested  $800,000. Following this transaction, as of March 31, 2020, the Company held 52% of the outstanding equity, on an as-converted to common stock basis, of Geneos and continued to consolidate its investment in Geneos.
In June 2020, Geneos closed an additional preferred stock financing round, in which the Company invested $800,000. Following this transaction, the Company no longer held a controlling financial interest as the Company, retaining 47% of the outstanding equity of Geneos on an as-converted to common stock basis. This transaction triggered a VIE reconsideration. Based on the Company’s assessment, Geneos is a VIE as it does not have sufficient equity at risk to finance its activities without additional subordinated financial support. However, the Company is not the primary beneficiary of Geneos as it does not have the power to direct the activities that most significantly impact Geneos’ economic performance. Accordingly, the Company deconsolidated its investment in Geneos as of June 1, 2020, resulting in a gain of $4.1 million, of which $2.4 million relates to the remeasurement of the retained noncontrolling interest investment to fair value. The gain has been recorded separately on the Company's condensed consolidated statement of operations. The following table shows the amounts related to the deconsolidation accounting:

Working capital (excluding cash)	$(59,992)
Note Payable	171,620
Fixed Assets, net of accumulated depreciation	(16,340)
Carrying value of noncontrolling interest	3,181,640
Fair value of investment in Geneos retained	3,618,998
Gain on deconsolidation of Geneos	(4,121,075)
Decrease in cash resulting from the deconsolidation of Geneos	$2,774,851

As of June 1, 2020, the fair value of the Company’s 47% retained investment in Geneos is shown in the table below.

Geneos Share Class	Shares	Price per Share	Fair Value
Common	3,000,000	$0.273	$819,000
Preferred	2,113,206	$1.325	$2,799,998
Total	5,113,206		$3,618,998

The fair value of Geneos preferred stock was based on the per share price paid by third-party investors in connection with the most recent closing of preferred stock financing for Geneos on June 1, 2020. The fair value of Geneos common stock was determined by a third-party valuation, as there is no public market for Geneos’ common stock. Geneos’ enterprise value, which was estimated using a market approach that derived an implied total equity value from a transaction involving Geneos’ own securities, was allocated to all classes of equity using the option pricing method. Under the option pricing method, each equity class was modeled as having a call option with a distinct claim on the total value of Geneos. Each option’s exercise price was based on Geneos’ total value available for each participating security holder. The characteristics of each class of ownership determined the claim on the total value for that class of ownership.
The estimated value allocated to common stock included assumptions related to the fair value of the enterprise, expected volatility, expected term, and risk-free interest rate. Expected volatility was based on historical asset volatilities derived from daily stock price changes of guideline public companies. The estimated expected term was based on a weighted average of Geneos’ estimated time to their next financing and successful exit timing assumption. The risk-free interest rate was based on the yield of U.S. Treasury with a comparable term. Geneos’s common stock is classified as a Level 3 financial instrument. The assumptions used in the fair value calculation as of June 30, 2020 are presented below:

Expected term (years)	2.92
Volatility	70%
Risk-free interest rate	2.46%
Enterprise value	$4,966,531

The Company applies the equity method to investments in common stock and to other investments in entities that have risk and reward characteristics that are substantially similar to an investment in the investee’s common stock. Since the Company’s preferred stock investment in Geneos has a substantive liquidation preference, it is not substantially similar to the Company’s common stock investment and will therefore be recorded as an equity security under ASC 321.
As of June 1, 2020, the Company accounts for its common stock investment in Geneos, in which the Company lacks control but does have the ability to exercise significant influence over operating and financial policies, using the equity method. Generally, the ability to exercise significant influence is presumed when the investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. The Company applies the equity method to investments in common stock and to other investments in entities that have risk and reward characteristics that are substantially similar to an investment in the investee’s common stock. In applying the equity method, the Company records the investment at cost unless the initial recognition is the result of the deconsolidation of a subsidiary, in which case it is recorded at fair value. The Company's proportionate share of net loss of Geneos is recorded in equity in net earnings of Geneos in the Company's condensed consolidated statements of operations. The Company's equity method investments are reviewed for indicators of impairment at each reporting period and are written down to fair value if there is evidence of a loss in value that is other-than-temporary. Any difference between the carrying amount of the Company’s investment and the amount of underlying equity in Geneos’ net assets is amortized into income or expense accordingly. There were no basis differences identified as of the deconsolidation date that would need to be amortized.
Upon deconsolidation, the Company recorded its preferred stock investment at fair value based on the per share price paid by third party investors in connection with the preferred stock financing on June 1, 2020. The Company has determined that its preferred stock investment in Geneos does not have a readily determinable fair value and has therefore elected the measurement alternative in ASC 321 to subsequently record the investment at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. When fair value becomes determinable, from observable price changes in orderly transactions, the Company’s investment will be marked to fair value.  There have been no observable price changes or impairments identified since the deconsolidation date.
The Company’s share of net losses of Geneos for the period from June 1, 2020 through June 30, 2020 was $902,000. Of this amount, $819,000 has been allocated to the equity method investment, thereby reducing the balance to $0 as of June 30, 2020. The remaining $83,000 loss has been allocated to the Company’s preferred stock investment in Geneos.
The Company continues to exclusively license its SynCon® immunotherapy and CELLECTRA® technology platform to Geneos to be used in the field of personalized, neoantigen-based therapy for cancer. The license agreement provides for potential royalty payments to the Company in the event that Geneos commercializes any products using the licensed technology. The Company is not obligated to use any of its assets to fund the future operations of Geneos.
As of June 30, 2020 the Company has $97,000 recorded as a receivable from Geneos.

18. Subsequent Events
In July 2020, certain holders converted an aggregate principal amount of $19.1 million of Notes into an aggregate of 3,546,074 shares of the Company's common stock.
In August 2020, the holders converted all of the August 2019 Bonds into an aggregate of 4,962,364 shares of the Company's common stock, leaving no further August 2019 Bonds outstanding. The conversion rate as of the date of conversion on August 1, 2020 was 275.6873 shares per KRW 1,000,000 in principal amount (equivalent to a conversion price of approximately USD $3.14 per share based on the exchange rate as of January 2, 2020).

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
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, on March 12, 2020 (our “2019 Annual Report”). Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors that affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the captions “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the disclosures made in our 2019 Annual Report under the caption “Risk Factors” and in our audited consolidated financial statements and related notes.
Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: our history of losses; our lack of products that have received regulatory approval; uncertainties inherent in clinical trials and product development programs, including but not limited to the fact that preclinical and clinical results may not be indicative of results achievable in other trials or for other indications, that the studies or trials may not be successful or achieve desired results, that preclinical studies and clinical trials may not commence, have sufficient enrollment or be completed in the time periods anticipated, that results from one study may not necessarily be reflected or supported by the results of other similar studies, that results from an animal study may not be indicative of results achievable in human studies, that clinical testing is expensive and can take many years to complete, that the outcome of any clinical trial is uncertain and failure can occur at any time during the clinical trial process, and that our electroporation technology and DNA vaccines, DNA immunotherapies and DNA encoded monoclonal antibody product candidates, or dMABS, may fail to show the desired safety and efficacy traits in clinical trials; the availability of funding; the ability to manufacture vaccine candidates; the availability or potential availability of alternative therapies or treatments for the conditions targeted by us or our collaborators, including alternatives that may be more efficacious or cost-effective than any therapy or treatment that we and our collaborators hope to develop; our ability to receive development, regulatory and commercialization event-based payments under our collaborative agreements; whether our proprietary rights are enforceable or defensible or infringe or allegedly infringe on rights of others or can withstand claims of invalidity; the impact of government healthcare proposals; and the impact of COVID-19 on us and our third-party contractors and suppliers.

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
Our partners and collaborators include ApolloBio Corp., AstraZeneca, Beijing Advaccine, The Bill & Melinda Gates Foundation (Gates), Coalition for Epidemic Preparedness Innovations (CEPI), Defense Advanced Research Projects Agency (DARPA), The U.S. Department of Defense (DoD), GeneOne Life Science, HIV Vaccines Trial Network, the U.S. Defense Threat Reduction Agency’s Medical CBRN Defense Consortium (MCDC), National Cancer Institute, National Institutes of Health, National Institute of Allergy and Infectious Diseases, Plumbline Life Sciences, Regeneron Pharmaceuticals, Roche/Genentech, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.
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
As of June 30, 2020, we had an accumulated deficit of $901.0 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Impacts of COVID-19 on Our Business
The COVID-19 pandemic has had a number of significant impacts on our business during 2020. Most notably, in the United States, South Korea and China, we have accelerated the clinical development of INO-4800, our DNA vaccine candidate matched to the outbreak strain of SARS-CoV-2, the virus that causes COVID-19. In January, we received initial grant funding from CEPI to advance INO-4800 into preclinical studies and clinical development through Phase 1 human testing. We had previously been awarded grants from CEPI for the development of other DNA vaccines against Lassa fever and Middle East Respiratory Syndrome, MERS, which is also caused by a coronavirus like COVID-19. We commenced a Phase 1 clinical trial in the United States in April, and in June we reported positive interim data from the first two cohorts of the trial. In addition, INO-4800 was selected to participate in a non-human primate (NHP) challenge study as part of the U.S. government's Operation Warp Speed, a national program aiming to provide substantial quantities of safe, effective COVID-19 vaccine for Americans by January 2021. We recently expanded our Phase 1 trial to add older participants in additional cohorts and plan to initiate a Phase 2/3 efficacy trial subject to FDA concurrence.
We have also initiated clinical trials of INO-4800 in South Korea and China. In April, CEPI awarded us a grant of $6.9 million to work with International Vaccine Institute and the Korea National Institute of Health to conduct a Phase 1/2 trial, which is the first COVID-19 vaccine clinical trial approved in South Korea. In China, we are collaborating with Beijing Advaccine Biotechnology Co. to conduct a Phase 1 trial, the initiation of which was approved by regulatory authorities in July.
In parallel with our accelerated clinical development efforts, we have engaged a network of partners for the planned large-scale manufacturing of INO-4800 if it achieves regulatory approval. In March, the U.S. Department of Defense, or DoD, awarded Ology Bioservices Inc. a contract to manufacture INO-4800 for the DoD to be used in upcoming clinical trials. In April, we entered into an agreement with the German contract manufacturer Richter-Helm BioLogics GmbH & Co. KG and expanded our preexisting manufacturing partnership to support large-scale manufacturing of INO-4800. In March, we also received a grant from the Bill and Melinda Gates Foundation for accelerated testing and scale up of our CELLECTRA 3PSP proprietary smart device for the intradermal delivery of INO-4800. In June, the DoD awarded us $71 million to support the large-scale manufacture of CELLECTRA 3PSP and the procurement of CELLECTRA 2000 devices that are used to deliver INO-4800 intradermally.
With this growing coalition of partners and funders, and with our existing capacity and current and planned contract resources, we are seeking to produce up to one million doses of INO-4800 by the end of 2020 and 100 million doses in 2021.

Operationally, we have not experienced significant disruptions to date as a result of the COVID-19 pandemic. In response to the outbreak, a number of governmental orders and other public health guidance measures were implemented across much of the United States, including in the locations of our offices, laboratories, clinical trial sites and third parties on whom we rely. We have implemented a work from home policy allowing employees who can work from home to do so, while those needing to work in laboratory facilities work in shifts to reduce the number of people gathered together at one time. Business travel has been suspended, and online and teleconference technology is used to meet virtually rather than in person. We have taken measures to secure our research and development project activities, while work in laboratories has been organized to reduce risk of COVID-19 transmission.
To date, our liquidity has also not been negatively impacted by the pandemic. During 2019, we raised a total of $94.1 million in net proceeds from the issuances of convertible notes and bonds, which allowed us to continue the funding of our clinical development programs. In addition, during the six months ended June 30, 2020, we have raised an additional $330.0 million from the sale of shares of our common stock, which has further enhanced our liquidity and capital resources. As of June 30, 2020, our cash and cash equivalents and short-term investments were $371.7 million, compared to $89.5 million as of December 31, 2019.
We are closely monitoring the impact of the COVID-19 pandemic on our employees, collaborators and service providers. The extent to which the pandemic will impact our business and operations will depend on future developments, including the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, that are highly uncertain. For additional information on the potential effects of the COVID-19 pandemic on our business, financial condition and results of operations, see the “Risk Factors” section below in Part II, Item 1A of this Form 10-Q.

Critical Accounting Policies
There have been no significant changes to our critical accounting policies since December 31, 2019, other than our adoption of Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), on January 1, 2020. For a description of our critical accounting policies that affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to Note 3 to our Condensed Consolidated Financial Statements included in this Quarterly Report, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report and Note 2 to our audited Consolidated Financial Statements contained in our 2019 Annual Report.

Adoption of Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 4 to the Condensed Consolidated Financial Statements, included in this Quarterly Report.

Results of Operations
Revenue. Total revenue was $267,000 and $1.6 million, respectively, for the three and six months ended June 30, 2020, as compared to $136,000 and $3.0 million, respectively, for the three and six months ended June 30, 2019. Revenue primarily consisted of revenues under collaborative research and development arrangements, including arrangements with affiliated entities, for the three and six months ended June 30, 2020 and 2019. The decrease in revenue for the six-month period year over year was primarily due to less revenue recognized from our collaboration with AstraZeneca, offset by milestone revenue earned from our affiliated entity PLS.
Research and development expenses. Research and development expenses for the three and six months ended June 30, 2020 were $22.4 million and $41.5 million, respectively, as compared to $22.5 million and $46.9 million, respectively, for the three and six months ended June 30, 2019. The decrease for the three-month period year over year was primarily due to an increase in contra-research and development expense recorded from grant agreements of $6.6 million, offset by an increase in drug manufacturing expenses related to our COVID-19 and VGX-3100 clinical trials of $3.9 million and increases in device inventory expense of $1.0 million and expensed engineering equipment of $769,000, among other variances. The decrease for the six-month period year over year was primarily due to an increase in contra-research and development expense recorded from grant agreements of $7.6 million, a decrease in clinical trial expenses related to our GBM and bladder cancer trials of $2.2 million and lower employee compensation expense of $1.4 million. These were offset by an increase in drug manufacturing and clinical trial expenses of $3.7 million related to COVID-19 and an increase in R&D expenses incurred by our subsidiary Geneos of $1.1 million, among other variances.
Contributions received from current grant agreements and recorded as contra-research and development expense were $9.1 million and $14.1 million, respectively, for the three and six months ended June 30, 2020 as compared to $2.6 million and

$6.5 million, respectively, for the three and six months ended June 30, 2019. The increase for the three-month period year over year was primarily due to increases of $5.8 million, $850,000 and $595,000 earned under grants from CEPI, Gates and MCDC, respectively, for our INO-4800 and device development activities, partially offset by a decrease of $662,000 earned from the Gates grant related to our dMAb technology, among other variances. The increase for the six-month period year over year was primarily due to increases of $8.1 million, $1.2 million and $913,000 earned from the CEPI, MCDC and Gates grants, respectively, related to our INO-4800 and device development activities, partially offset by a decrease of $1.7 million earned from the Gates grant related to our dMAb technology, among other variances.
General and administrative expenses. General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, were $11.1 million and $18.5 million, respectively, for the three and six months ended June 30, 2020, as compared to $5.9 million and $12.8 million, respectively, for the three and six months ended June 30, 2019. The increase for the three-month period year over year was primarily related to an increase in legal expenses of $1.8 million related to the legal proceedings described elsewhere in this report, an increase in expenses for work performed related to corporate marketing and communications of $1.6 million, and higher employee and consultant stock-based compensation expense of $897,000, among other variances. The increase for the six-month period year over year was primarily related to an increase in expenses for work performed related to corporate marketing and communications of $2.8 million, an increase in legal expenses of $1.4 million, and higher employee and consultant stock-based compensation expense of $1.2 million, among other variances.
Stock-based compensation. Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense for the three and six months ended June 30, 2020 was $3.4 million and $7.1 million, respectively. Of these amounts, $1.8 million and $4.1 million, respectively, was included in research and development expenses, and $1.6 million and $3.0 million, respectively, was included in general and administrative expenses. Total employee and director stock-based compensation expense for the three and six months ended June 30, 2019 was $3.1 million and $6.3 million, respectively. Of these amounts, $2.3 million and $4.2 million, respectively, was included in research and development expenses, and $877,000 and $2.1 million, respectively, was included in general and administrative expenses. The year over year increase was primarily related to a higher weighted average grant date fair value for the awards granted in 2020, offset in part by an option modification expense recorded in the second quarter of 2019.
Interest income. Interest income for the three and six months ended June 30, 2020 was $1.1 million and $1.5 million, respectively, as compared to $755,000 and $1.4 million, respectively, for the three and six months ended June 30, 2019. The increase was related to higher interest earned on our short-term investment holdings.
Interest expense. Interest expense for the three and six months ended June 30, 2020 was $2.8 million and $5.7 million, respectively, as compared to $2.2 million and $2.9 million, respectively, for the three and six months ended June 30, 2019. The increase was due to higher interest expense recorded for our 6.5% convertible senior notes due 2024, or the Notes, which were issued during the first quarter of 2019, as well as interest expense from our August 2019 Bonds and our December 2019 Bonds, which were issued during the third and fourth quarters of 2019, respectively.
Change in fair value of derivative liability. The change in fair value of derivative liability for the three and six months ended June 30, 2020 was $97.8 million and $111.0 million, respectively. We determined that our August 2019 Bonds included an embedded conversion feature that is considered to be a derivative liability requiring bifurcation from the debt instrument and separate recognition in our financial statements. The conversion feature was revalued at the end of each reporting period with the resulting changes in fair value reflected in the condensed consolidated statements of operations.
Gain (loss) on investment in affiliated entities. The gain (loss) results from the change in the fair market value of the investments in GeneOne and PLS for a loss of $3.9 million and gain of $9.3 million, respectively, for the three and six months ended June 30, 2020 as compared to a loss of $173,000 and $923,000, respectively, for the three and six months ended June 30, 2019. We record our investments in GeneOne and PLS at their market values based on the closing prices of those securities on the applicable stock exchange at each balance sheet date, with changes in fair value reflected in the condensed consolidated statements of operations.
Net unrealized gain (loss) on available-for-sale equity securities. The net unrealized gain (loss) on available-for-sale equity securities for the three and six months ended June 30, 2020 of $4.4 million and $(691,000), respectively, results from a change in the fair market value of the investments as of June 30, 2020.
Gain on deconsolidation of Geneos. The gain recorded represents the excess of the fair value of our retained noncontrolling investment in Geneos and the carrying amount of the noncontrolling interest over the carrying amount of Geneos' assets and liabilities as of June 1, 2020, the date of deconsolidation.
Share in net loss of Geneos. The share in net loss of Geneos represents our share of Geneos' losses during the period after deconsolidation.

Income tax benefit/(Provision for income taxes). The income tax benefit of $107,000 and $170,000 recorded for the three and six months ended June 30, 2019, respectively, reflected our application of the intraperiod tax allocation rules under which we are required to record a tax benefit in continuing operations to offset the tax provision we recorded directly to other comprehensive income (loss) related to unrealized gains on our short-term investments. There was no income tax benefit or provision recorded for the three and six months ended June 30, 2020.

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

Working Capital and Liquidity
As of June 30, 2020, we had cash, cash equivalents and short-term investments of $371.7 million and working capital of $344.1 million, as compared to $89.5 million and $62.2 million, respectively, as of December 31, 2019. The increase in cash and short-term investments during the six months ended June 30, 2020 was primarily due to the net proceeds from the sale of our common stock under at-the-market, or ATM, sales agreements, offset by expenditures related to our research and development activities, clinical trials and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.

Cash Flows
Net cash used in operating activities was $52.6 million and $56.4 million for the six months ended June 30, 2020 and 2019, respectively. Net cash used in operating activities for the six months ended June 30, 2020 consisted of net loss of $162.3 million, less use of net cash in operating assets and liabilities of $913,000 partially offset by net non-cash adjustments of $110.6 million. The primary non-cash adjustments to net loss included the increase in fair value of derivative liability of $111.0 million, stock-based compensation of $7.7 million, interest expense of $3.0 million and depreciation and amortization of $1.9 million, offset by gain on investment in affiliated entities of $9.3 million, gain on deconsolidation of Geneos of $4.1 million and acquisition of investment in our affiliated entity PLS of $1.7 million through the settlement of accounts receivable with additional shares of PLS common stock.
Net cash used in operating activities for the six months ended June 30, 2019 consisted of net loss of $58.9 million, less use of net cash in operating assets and liabilities of $10.5 million, partially offset by net non-cash adjustments of $12.9 million. The primary non-cash expenses added back to net loss included stock-based compensation of $6.8 million, interest expense of $2.9 million and depreciation and amortization of $2.4 million.
Net cash used in investing activities was $94.2 million and $27.7 million for the six months ended June 30, 2020 and 2019, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Net cash provided by financing activities was $340.0 million and $80.2 million for the six months ended June 30, 2020 and 2019, respectively. The variance was primarily due to the significantly higher net proceeds from the sale of common stock under the ATM sales agreement as well as proceeds from stock option exercises in 2020, offset by the net proceeds received from the issuance of Notes in the first quarter of 2019 (described below).
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
In the third quarter of 2019, we completed a private placement of aggregate principal amount of 18 billion Korean Won (KRW) (approximately USD $15.0 million based on the exchange rate on the date of issuance) of August 2019 Bonds issued to institutional investors led by Korea Investment Partners. Net proceeds from the offering were $14.5 million, after deducting the offering expenses payable by us. See Note 9 to the condensed consolidated financial statements included in this report for further discussion. In August 2020, all holders of the August 2019 Bonds converted principal amount of 18.0 billion KRW (approximately USD $15.0 million based on the exchange rate on June 30, 2020) into 4,962,364 shares of our common stock.
In the first quarter of 2019, we completed a private placement of $78.5 million aggregate principal amount of Notes, sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds from the offering were $75.7 million, after deducting the initial purchasers' discount and offering expenses payable by us. See Note 9 to the condensed consolidated financial statements included in this report for further discussion. In July 2020, certain holders of the Notes converted principal amount of $19.1 million into an aggregate of 3,546,074 shares of our common stock.
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
On April 3, 2020, we entered into a new sales agreement, or the New Sales Agreement, with the same Placement Agent to sell shares of our common stock. On that same day, we filed a prospectus supplement pursuant to the New Sales Agreement for the offer and sale of our common stock for aggregate gross proceeds of up to $150.0 million. On May 12, 2020 we filed an additional prospectus supplement pursuant to the New Sales Agreement for the offer and sale of our common stock for an additional $100.0 million of gross proceeds, bringing the maximum gross proceeds of sales under the New Sales Agreement to $250.0 million. Through the date of this report, we have sold 12,041,178 shares of common stock under the New Sales Agreement for aggregate net proceeds of $121.7 million.
During the six months ended June 30, 2020, stock options to purchase 1,649,874 shares of common stock were exercised for aggregate net proceeds to us of $9.6 million. During the six months ended June 30, 2019, stock options to purchase 33,594 shares of common stock were exercised for aggregate net proceeds of $92,000.
As of June 30, 2020, we had an accumulated deficit of $901.0 million. We expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market any of our DNA vaccines, DNA immunotherapies or dMAB product candidates, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that our current cash and short-term investments are sufficient to meet our planned working capital requirements for at least the next twelve months from the date this Quarterly Report is filed.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets, and the recent fluctuations in interest rates and availability of funding in the credit markets primarily impact the performance of our investments. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments at June 30, 2020, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.
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
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the six months ended June 30, 2020 were made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the issuance of the August 2019 and December 2019 Bonds, which are denominated in South Korean Won, and the valuation of our equity investments in GeneOne and PLS, each of which is denominated in South Korean Won and then translated into United States dollars. We do not have any foreign currency hedging instruments in place.
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
Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2020 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
Securities Litigation
On March 12, 2020, a purported shareholder class action complaint, McDermid v. Inovio Pharmaceuticals, Inc. and J. Joseph Kim, was filed in the United States District Court for the Eastern District of Pennsylvania, naming us and J. Joseph Kim, our Chief Executive Officer, as defendants. The lawsuit alleges that we made materially false and misleading statements regarding our development of a vaccine for COVID-19 in our public disclosures in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On June 18, 2020, the court appointed Manuel Williams to serve as lead plaintiff.  On August 3, 2020, the plaintiff filed an amended complaint, naming us and three of our officers as defendants.
On April 20, 2020, a purported shareholder derivative complaint, Behesti v. Kim, et al., was filed in the United States District Court for the Eastern District of Pennsylvania, naming eight current and former directors as defendants. The lawsuit asserts state and federal claims and is based on the same alleged misstatements as the shareholder class action complaint. The lawsuit accuses our board of directors of failing to exercise reasonable and prudent supervision over our management, policies, practices, and internal controls. The plaintiff seeks unspecified monetary damages on behalf of us as well as governance reforms. On June 5, 2020, the court stayed the Beheshti action pending resolution of a forthcoming motion to dismiss the McDermid securities class action or until any party provides notice that they no longer consent to the stay.
On June 12 and June 15, 2020, two additional shareholder derivative complaints were filed in the United States District Court for the Eastern District of Pennsylvania, captioned Isman v. Benito, et al. and Devarakonda et al. v Kim, et. al.  The complaints assert substantially similar claims as the Beheshti action and name our current directors as defendants.  The Devarakonda complaint also names one of our former directors as a defendant.  On July 21, 2020, the court consolidated the three derivative cases under the caption In re Inovio Pharmaceuticals, Inc. Derivative Litigation.  The consolidated action is stayed pending resolution of a forthcoming motion to dismiss the McDermid securities class action or until any party provides notice that they no longer consent to the stay.
On July 7, 2020, a fourth shareholder derivative complaint, Fettig v. Kim et al., was filed in the United States District Court for the Eastern District of Pennsylvania, naming eight current and former directors as defendants.  The complaint asserts substantially similar claims as those in the consolidated derivative action.
We intend to defend these actions vigorously.
VGXI Litigation
On June 3, 2020, we filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against VGXI, Inc. and GeneOne Life Science, Inc., collectively referred to as VGXI, alleging that VGXI had materially breached our supply agreement with them. The complaint seeks declaratory judgments, specific performance of the agreement, injunctive relief, an accounting, damages, attorneys’ fees, interest, costs and other relief from VGXI. On June 3, 2020, we filed a petition for preliminary injunction, which was denied on June 25, 2020. On June 26, 2020, we filed notice of appeal of the denial of the petition with the Pennsylvania Superior Court.
On July 7, 2020, VGXI filed an answer, new matter and counterclaims against us, alleging that we had breached the supply agreement, as well as misappropriation of trade secrets and unjust enrichment. The counterclaims seek injunctive relief, damages, attorneys’ fees, interest, costs and other relief from us. Also, on July 7, 2020, VGXI filed a third-party complaint against Ology Bioservices, Inc., a contract manufacturing organization that we had engaged to provide services similar to those that were being provided by VGXI. On July 27, 2020, we filed an answer to VGXI’s counterclaims, disputing the allegations and the claims raised in VGXI’s filing. A trial date for the litigation has not been set.
We intend to aggressively prosecute the claims set forth in our complaint against VGXI and to vigorously defend ourselves against VGXI’s counterclaims.

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
In December 2019, a novel strain of coronavirus, since named SARS-CoV-2, causing the disease known as COVID-19, was reported in China. Since then, COVID-19 has spread globally, resulting in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic” in March 2020 and United States also declaring a national emergency. In response to the COVID-19 pandemic, a number of governmental orders and other public health guidance measures have been implemented across much of the United States, including in the locations of our offices, laboratories, clinical trial sites and third parties on whom we rely. As a result, our expected clinical development timelines could be negatively affected by COVID-19, which could then materially and adversely affect our business, financial condition and results of operations. Further, we have implemented a work from home policy allowing employees who can work from home to do so, while those needing to work in laboratory facilities work in shifts to reduce the number of people gathered together at one time. Business travel has been suspended, and online and teleconference technology is used to meet virtually rather than in person. We have taken measures to secure our research and development project activities, while work in laboratories has been organized to reduce risk of COVID-19 transmission. Our increased reliance on personnel working from home may negatively impact our productivity, or could disrupt, delay or otherwise adversely impact our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories could be delayed.
In addition, as local jurisdictions continue to put restrictions in place, our ability to continue to conduct and enroll patients in our clinical trials, manufacture our product candidates and pursue collaborations may also be limited. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.
The spread of COVID-19, which has caused a broad impact globally, could also affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has resulted in significant disruption of global financial markets, which could reduce our ability to access capital, including a potential secondary listing of our equity securities on the KOSDAQ Market of the Korea Exchange. Although we have raised a substantial sum of funds from the sale of our common stock in the public markets in 2020, there can be no guarantee that we will be able to continue to so, which could negative affect our future liquidity. In addition, if a global economic recession results following the spread of COVID-19, its impact could materially affect our business and the value of our common stock.
The continued spread of COVID-19 globally could also adversely affect our clinical trial operations, including our ability to initiate and conduct our planned trials on their expected timelines and to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Further, the COVID-19 outbreak could result in delays in our clinical trials due to prioritization of hospital resources toward the outbreak, restrictions in travel, potential unwillingness of patients to enroll in trials, patients withdrawing from trials following enrollment as a result of contracting COVID-19 or other health conditions, or the inability of patients to comply with clinical trial protocols as quarantines and travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. These restrictions may delay the conduct of multiple clinical trials including our Phase 1 through 3 clinical trials.
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
We have experienced significant operating losses to date; as of June 30, 2020, our accumulated deficit was approximately $901.0 million. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our DNA vaccine, DNA immunotherapy and dMAB product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.
We are currently subject to litigation and may become subject to additional litigation, which could harm our business, financial condition and reputation.
We may have actions brought against us by stockholders relating to past transactions, changes in our stock price or other matters. For example, during 2020, numerous purported shareholder class action complaints have been filed against us, naming us and our executive officers as defendants, and alleging that we made materially false and misleading statements regarding the development of our INO-4800 vaccine candidate against COVID-19 in violation of certain federal securities laws. We may also become party to litigation with third parties as a result of our business activities. For example, in June 2020 we filed a lawsuit against VGXI, one of our contract manufacturers, seeking to compel VGXI to facilitate the transfer of manufacturing methods, using VGXI’s technology, which would for the large-scale manufacture of INO-4800 by other third-party contract manufacturers that we have engaged and are seeking to engage. In July 2020, VGXI filed a counterclaim against us alleging that we had breached our contract with them, among other claims. Even though we intend to vigorously defend ourselves in the shareholder class action and the litigation with VGXI, there can be no assurance that we will ultimately prevail. These and any potential future actions against us could give rise to substantial damages, which could have a material adverse effect on our consolidated financial position, liquidity or results of operations. Even if an action is not resolved against us, the uncertainty and expense associated with litigation could harm our business, financial condition and reputation, as litigation is often costly, time-consuming and disruptive to business operations. The defense of our existing and potential future lawsuits could also result in diversion of our management's time and attention away from business operations, which could harm our business.
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
None of our human vaccine candidates, including INO-4800, or our immunotherapy and DNA encoded monoclonal antibody product candidates have been approved for sale, and we may never develop commercially successful vaccine, immunotherapy or monoclonal antibody products.
Our human vaccine programs, which includes our COVID-19 vaccine candidate INO-4800, and our immunotherapy programs and our DNA encoded monoclonal antibodies program are in various stages of research and development, and currently include product candidates in discovery, preclinical studies and Phase 1, 2 and 3 clinical trials. There are limited data regarding the efficacy of synthetic vaccine candidates and immunotherapy candidates compared with conventional vaccines, and we must conduct a substantial amount of additional research and development before the FDA or any comparable foreign regulatory authority will approve any of our vaccine product candidates, including INO-4800. The success of our efforts to develop and commercialize our product candidates, including INO-4800, could be delayed or fail for a number of reasons. For example, we could experience delays in product development and clinical trials. Our product candidates could be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances to proceed with further clinical development or to be approved for marketing. Our products, even if they are deemed to be safe and effective by regulatory authorities, could be difficult to manufacture on a large scale or uneconomical to market, or our competitors could develop superior products more quickly and efficiently or more effectively market their competing products. The ability to manufacture sufficient quantities of a COVID-19 vaccine candidate, like INO-4800, on a large scale is particularly challenging and will require substantial resources and the engagement of third parties, which we may not be able to obtain on a timely basis, or at all.

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
During 2019, we sold $78.5 million aggregate principal amount of 6.50% convertible senior notes due 2024, or the Notes, as well as $4.1 million aggregate principal amount of 1.0% convertible bonds due December 2024, or the December 2019 Bonds. We also sold $15.0 million of convertible bonds in August 2019 which we fully converted into shares of our common stock in August 2020. A portion of the Notes were also converted into shares of our common stock in July 2020, although the substantial majority of the Notes remain outstanding. We may incur additional indebtedness to meet our future financing needs. Our existing indebtedness and potential future indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;

•	limiting our flexibility to plan for, or react to, changes in our business;

•
diluting the interests of our existing stockholders if we issue additional shares of our common stock upon conversion of any convertible debt, such as the Notes and the December 2019 Bonds, in accordance with their respective terms; and

•	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under the Notes and the December 2019 Bonds and any additional indebtedness that we may incur. In addition, our cash needs may increase in the future. In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
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
Conversion of the Notes and/or the December 2019 Bonds will dilute the ownership interest of existing stockholders, and may otherwise depress the price of our common stock.
The conversion of some or all of the Notes and/or December 2019 Bonds will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. The Notes may become in the future convertible at the option of the holders of the Notes prior to November 1, 2023 under certain circumstances as provided in the indenture governing the Notes. The December 2019 Bonds may become in the future convertible at the option of the holders of the December 2019 Bonds starting December 31, 2020. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

We will need substantial additional capital to develop our DNA vaccine, DNA immunotherapy and dMAB programs and electroporation delivery technology.
Conducting the costly and time-consuming research, pre-clinical studies and clinical testing necessary to obtain regulatory approvals and bring our product candidates and delivery technology to market will require a commitment of substantial funds in excess of our current capital. Our future capital requirements will depend on many factors, including, among others:

•	the progress of our current and new product development programs;

•	the progress, scope and results of our pre-clinical and clinical testing;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of manufacturing our products and product candidates;

•	the cost of prosecuting, enforcing and defending against patent infringement claims and other intellectual property rights;

•	debt service obligations on the Notes and the December 2019 Bonds;

•	competing technological and market developments; and

•	our ability and costs to establish and maintain collaborative and other arrangements with third parties to assist in potentially bringing our products to market.
Additional financing may not be available on acceptable terms, or at all. Domestic and international capital markets have from time to time experienced heightened volatility and turmoil, particularly in light of the COVID-19 pandemic, making it more difficult in many cases to raise capital through the issuance of equity securities. Volatility in the capital markets can also negatively impact the cost and availability of credit, creating illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases cease to provide, funding to borrowers. To the extent we are able to raise additional capital through the sale of equity securities, as we have done in 2020 through our “at-the-market” sales agreement, or we issue securities in connection with another transaction in the future, the ownership position of existing stockholders could be substantially diluted. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets. Fluctuating interest rates could also increase the costs of any debt financing we may obtain. Raising capital through a licensing or other transaction involving our intellectual property could require us to relinquish valuable intellectual property rights and thereby sacrifice long-term value for short-term liquidity.
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

Many other companies are pursuing other forms of treatment or prevention for diseases that we target. For example, many of our competitors are working on developing and testing COVID-19 vaccines, cancer vaccines and immunotherapies, and several products such as the CAR-Ts developed by our competitors have been approved for human use. Our competitors and potential competitors include large pharmaceutical and more established biotechnology companies. These companies have significantly greater financial and other resources and greater expertise than us in research and development, securing government contracts and grants to support research and development efforts, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing. This may make it easier for them to respond more quickly than us to new or changing opportunities, technologies or market needs. Many of these competitors operate large, well-funded research and development programs and have significant products approved or in development. Small companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies or through acquisition or development of intellectual property rights. Our potential competitors also include academic institutions, governmental agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing. Research and development by others may seek to render our technologies or products obsolete or noncompetitive.
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
We have entered into agreements with government agencies, such as the NIAID, DARPA and the DoD, and we intend to continue entering into these types of agreements in the future. Our business is partially dependent on the continued performance by these government agencies of their responsibilities under these agreements, including adequate continued funding of the agencies and their programs. We have no control over the resources and funding that government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time.
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
We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our electroporation equipment, product candidates or future development programs;

•	expenses related to corporate transactions, including ones not fully completed;

•	addition or termination of clinical trials or funding support;

•	any intellectual property infringement lawsuit in which we may become involved;

•	any legal claims that may be asserted against us or any of our officers;

•	regulatory developments affecting our electroporation equipment and product candidates or those of our competitors;

•	debt service obligations on the Notes and the December 2019 Bonds;

•	changes in the fair value of our investments, including investments in affiliated entities;

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements; and

•	if any of our products receives regulatory approval, the levels of underlying demand for our products.
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
We need FDA approval prior to marketing our electroporation equipment and product candidates in the United States. If we fail to obtain FDA approval to market our electroporation equipment and product candidates, we will be unable to sell our products in the United States, which will significantly impair our ability to generate any revenues.
This regulatory review and approval process, which includes evaluation of preclinical studies and clinical trials of our products as well as the evaluation of our manufacturing processes and our third-party contract manufacturers' facilities, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that our electroporation equipment and product candidates are both safe and effective for each indication for which approval is sought. Satisfaction of the approval requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product. We do not know if or when we might receive regulatory approvals for our electroporation equipment and any of our product candidates currently under development. Moreover, any approvals that we obtain may not cover all of the clinical indications for which we are seeking approval, or could contain significant limitations in the form of narrow indications, warnings, precautions or contra-indications with respect to conditions of use. In such event, our ability to generate revenues from such products would be greatly reduced and our business would be harmed.
The FDA has substantial discretion in the approval process and may either refuse to consider our application for substantive review or may form the opinion after review of our data that our application is insufficient to allow approval of our electroporation equipment and product candidates. If the FDA does not consider or approve our application, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA for approval or even to make our applications approvable. If any of these outcomes occur, we may be forced to abandon one or more of our applications for approval, which might significantly harm our business and prospects.

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
Clinical testing is expensive and can take many years to complete, and its outcome is uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our products may not be predictive of the results of later-stage clinical trials. Results from one study may not be reflected or supported by the results of similar studies. Results of an animal study may not be indicative of results achievable in human studies. Human-use equipment and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical testing. The time required to obtain approval by the FDA and similar foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials, depending upon numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change. We have not obtained regulatory approval for any human-use products.
Our products could fail to complete the clinical trial process for many reasons, including the following:

•
we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our electroporation equipment or product candidate is safe and effective for any indication;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may not be successful in enrolling a sufficient number of participants in clinical trials;

•	we may be unable to demonstrate that our electroporation equipment or product candidate's clinical and other benefits outweigh its safety risks;

•
we may be unable to demonstrate that our electroporation equipment or product candidate presents an advantage over existing therapies, or over placebo in any indications for which the FDA requires a placebo-controlled trial;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

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
If we and the contract manufacturers upon whom we rely fail to produce our electroporation devices and product candidates in the volumes that we require on a timely basis, or at all, or fail to comply with their obligations to us or with stringent regulations, we may face delays in the development and commercialization of our electroporation equipment and product candidates.
We manufacture some components of our electroporation devices and utilize the services of contract manufacturers to manufacture the remaining components of these devices. We also rely on third party contract manufacturers to produce our product candidates for use in our clinical trials and potentially for commercial distribution, if any product candidate is approved by regulatory authorities. The manufacture of these devices and our product candidates requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers often encounter difficulties in production, particularly in scaling up for commercial production. These problems include difficulties with production costs and yields, quality control, including stability of the equipment and product candidates and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations.
If we or our manufacturers were to encounter any of these difficulties or our manufacturers otherwise fail to comply with their obligations to us, our ability to provide our electroporation equipment to our partners and to supply product candidates for clinical trials or to commercially launch a product would be jeopardized. For example, we have in the past relied on VGXI to manufacture DNA plasmids for our product candidates, including our COVID-19 vaccine candidate INO-4800. Due to the urgency of the COVID-19 pandemic, we previously announced our goal of having up to one million doses of INO-4800 available by the end of 2020. VGXI notified us that they would be unable to produce the necessary plasmids to meet this timeline due to a lack of manufacturing capacity. As a result, we have sought to engage additional third-party contract manufacturers to support the large-scale manufacturing of INO-4800. However, there can be no assurance that we will be able to secure this additional manufacturing capacity on commercially reasonable terms, if at all. In addition, VGXI has to date refused to permit the transfer of its proprietary methods and technology to third parties for the potential manufacture of INO-4800, something we believe VGXI is contractually obligated to do under our agreement with them. If we are unable to compel VGXI to provide the requested manufacturing methods, it could impair our ability to effectively engage additional third-party manufacturers or could delay the expected timeline for manufacturing sufficient quantities of INO-4800, either of which would adversely affect our commercialization plans and could also harm our reputation.
Furthermore, any delay or interruption in the supply of clinical trial supplies for INO-4800 or any of our other product candidates could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial program and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the trials completely.
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
Our results of operations could be materially affected by economic conditions generally, both in the United States and elsewhere around the world. Concerns over inflation, energy costs, geopolitical issues, global pathogen outbreaks or pandemics, including COVID-19, and the availability and cost of credit have in the past and may continue to contribute to increased volatility and diminished expectations for the economy and the markets going forward. Market upheavals may have an adverse effect on us. In the event of a market downturn, our results of operations could be adversely affected. Our future cost of equity or debt capital and access to the capital markets could be adversely affected, and our stock price could decline. There may be disruption in or delay in the performance of our third-party contractors and suppliers. If our contractors, suppliers and partners are unable to satisfy their contractual commitments, our business could suffer. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits, and we may experience losses on these deposits.
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
In December 2017, the Tax Cuts and Jobs Act of 2017 was enacted, which significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The new federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35 percent to a flat rate of 21 percent, limitation of the tax deduction for interest expense to 30 percent of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80 percent of current-year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the federal tax law.
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
If we are sued for infringing intellectual property rights of third parties, it will be costly and time-consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.
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
In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price may be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. Period to period comparisons are not indicative of future performance. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:

•
developments concerning any research and development, clinical trials, manufacturing, and marketing efforts or collaborations, particularly developments concerning the prospects of INO-4800 as a potential vaccine candidate against COVID-19;

•	fluctuating public or scientific interest in the potential for COVID-19 and other pandemic or other applications for our vaccine or other product candidates;

•	our announcement of significant acquisitions, strategic collaborations, joint ventures or capital commitments;

•	fluctuations in our operating results;

•	announcements of technological innovations;

•	new products or services that we or our competitors offer;

•	changes in the structure of healthcare payment systems;

•	the initiation, conduct and/or outcome of intellectual property and/or litigation matters;

•	changes in financial or other estimates by securities analysts or other reviewers or evaluators of our business;

•	conditions or trends in bio-pharmaceutical or other healthcare industries;

•	regulatory developments in the United States and other countries;

•	negative perception of gene-based therapy;

•	changes in the economic performance and/or market valuations of other biotechnology and medical device companies;

•	additions or departures of key personnel;

•	sales or other transactions involving our common stock;

•	changes in our capital structure;

•	sales or other transactions by executive officers or directors involving our common stock;

•	changes in accounting principles;

•	global unrest, terrorist activities, and economic and other external factors; and

•	catastrophic weather and/or global disease pandemics, such as the recent COVID-19 outbreak.
The stock market in general has recently experienced relatively large price and volume fluctuations, particularly in response to the COVID-19 outbreak during 2020. In particular, the market prices of securities of smaller biotechnology and medical device companies have experienced dramatic fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. In addition, price volatility may increase if the trading volume of our common stock remains limited or declines.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Not applicable.

ITEM 6.    EXHIBITS
(a)    Exhibits

Exhibit Number	Description of Document
10.1	Other Transaction Authority For Prototype Agreement dated June 22, 2020 between Inovio Pharmaceuticals, Inc. and Natick Contracting Division (filed herewith).#

10.2	Award Agreement dated June 18, 2020 between Inovio Pharmaceuticals, Inc. and Natick Contracting Division (filed herewith).#

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

#
Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted because such portions, indicated by asterisks, are both not material and would likely cause competitive harm to the Registrant if publicly disclosed. The Registrant hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

INOVIO PHARMACEUTICALS, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inovio Pharmaceuticals, Inc.

Date:	August 10, 2020	By	/s/ J. JOSEPH KIM
J. Joseph Kim President, Chief Executive Officer and Director (On Behalf of the Registrant)

Date:	August 10, 2020	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)