Form 10-Q
period 2020-09-30
INOVIO PHARMACEUTICALS, INC.
filed 2020-11-09
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 169,408,979 as of November 5, 2020.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended September 30, 2020

Part I. Financial Information
Item 1.    Financial Statements

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$178,700,434	$22,196,097
Short-term investments	158,535,744	67,338,017
Accounts receivable	7,692,944	700,073
Accounts receivable from affiliated entities	501,311	1,332,044
Prepaid expenses and other current assets	31,563,697	1,584,598
Prepaid expenses and other current assets from affiliated entities	70,543	1,050,140
Total current assets	377,064,673	94,200,969
Fixed assets, net	11,190,521	12,773,017
Investment in affiliated entities	4,154,049	6,315,356
Investment in Geneos	957,567	—
Intangible assets, net	3,283,540	3,693,851
Goodwill	10,513,371	10,513,371
Operating lease right-of-use assets	13,008,571	13,783,009
Other assets	17,641,755	2,672,024
Total assets	$437,814,047	$143,951,597
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$23,533,298	$18,237,258
Accounts payable and accrued expenses due to affiliated entities	794,928	729,729
Accrued clinical trial expenses	5,841,180	4,049,727
Deferred revenue	77,878	92,353
Deferred revenue from affiliated entities	—	31,775
Operating lease liability	2,264,261	2,074,842
Grant funding liability	8,616,622	6,065,212
Grant funding liability from affiliated entities	135,000	708,425
Total current liabilities	41,263,167	31,989,321
Deferred revenue, net of current portion	82,927	101,567
Convertible senior notes	49,537,210	64,180,325
Convertible bonds	4,151,663	12,842,592
Derivative liability	—	8,819,023
Operating lease liability, net of current portion	18,669,643	20,409,922
Deferred tax liabilities	32,046	32,046
Grant funding liability from affiliated entity, net of current portion	37,500	135,000
Other liabilities	39,776	36,943
Total liabilities	113,813,932	138,546,739
Stockholders’ equity:
Preferred stock	—	—
Common stock	167,527	101,361
Additional paid-in capital	1,205,842,585	742,646,785
Accumulated deficit	(881,858,432)	(739,785,655)
Accumulated other comprehensive income (loss)	(247,834)	472,608
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	323,903,846	3,435,099
Non-controlling interest	96,269	1,969,759
Total stockholders’ equity	324,000,115	5,404,858
Total liabilities and stockholders’ equity	$437,814,047	$143,951,597

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Revenue under collaborative research and development arrangements	$21,490	$617,427	$167,092	$3,452,422
Revenue under collaborative research and development arrangements with affiliated entities	103,684	53,014	1,370,956	179,984
Miscellaneous revenue	111,004	196,422	292,591	200,036
Total revenues	236,178	866,863	1,830,639	3,832,442
Operating expenses:
Research and development	26,455,112	19,137,209	67,942,875	66,013,364
General and administrative	10,110,506	5,681,441	28,630,370	18,506,570
Total operating expenses	36,565,618	24,818,650	96,573,245	84,519,934
Loss from operations	(36,329,440)	(23,951,787)	(94,742,606)	(80,687,492)
Other income (expense):
Interest income	896,710	637,438	2,380,678	2,018,302
Interest expense	(1,984,046)	(2,428,671)	(7,634,442)	(5,279,702)
Change in fair value of derivative liability	35,306,000	2,551,453	(75,670,977)	2,551,453
Gain (loss) on investment in affiliated entities	26,951,898	(485,841)	36,250,341	(1,409,156)
Net unrealized gain on available-for-sale equity securities	1,315,980	—	624,522	—
Other income (expense), net	(136,644)	140,956	(714,246)	232,629
Gain on deconsolidation of Geneos	—	—	4,121,075	—
Loss on extinguishment of convertible bonds	(8,177,043)	—	(8,177,043)	—
Gain on extinguishment of convertible senior notes	3,087,595	—	3,087,595	—
Net income (loss) before income tax benefit and share in net loss of Geneos	20,931,010	(23,536,452)	(140,475,103)	(82,573,966)
Income tax benefit	—	—	—	169,571
Share in net loss of Geneos	(1,759,674)	—	(2,661,431)	—
Net income (loss)	19,171,336	(23,536,452)	(143,136,534)	(82,404,395)
Net loss attributable to non-controlling interest	—	445,759	1,063,757	707,214
Net income (loss) attributable to Inovio Pharmaceuticals, Inc.	$19,171,336	$(23,090,693)	$(142,072,777)	$(81,697,181)
Net income (loss) per share attributable to Inovio Pharmaceuticals, Inc. stockholders
Basic	$0.12	$(0.23)	$(0.96)	$(0.83)
Diluted	$0.11	$(0.25)	$(0.96)	$(0.83)
Weighted average number of common shares outstanding
Basic	165,355,540	99,007,985	148,656,454	98,204,375
Diluted	174,376,402	102,807,056	148,656,454	98,204,375

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$19,171,336	$(23,536,452)	$(143,136,534)	$(82,404,395)
Other comprehensive income (loss):
Foreign currency translation	6,184	—	6,184	—
Unrealized gain (loss) on short-term investments, net of tax	356,012	(31,457)	(726,626)	1,229,265
Comprehensive income (loss)	19,533,532	(23,567,909)	(143,856,976)	(81,175,130)
Comprehensive loss attributable to non-controlling interest	—	445,759	1,063,757	707,214
Comprehensive income (loss) attributable to Inovio Pharmaceuticals, Inc.	$19,533,532	$(23,122,150)	$(142,793,219)	$(80,467,916)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three and Nine Months Ended September 30, 2020
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total stockholders’ equity
Balance at December 31, 2019	23	$—	101,361,034	$101,361	$742,646,785	$(739,785,655)	$472,608	$1,969,759	$5,404,858
Issuance of common stock for cash	—	—	43,148,952	43,149	208,198,784	—	—	—	208,241,933
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	1,405,114	1,405	3,099,298	—	—	—	3,100,703
Stock-based compensation	—	—	—	—	4,017,761	—	—	(16,208)	4,001,553
Acquisition of non-controlling interest in Geneos	—	—	—	—	—	—	—	2,169,998	2,169,998
Net loss attributable to common stockholders	—	—	—	—	—	(32,541,054)	—	(594,350)	(33,135,404)
Unrealized loss on short-term investments	—	—	—	—	—	—	(1,929,538)	—	(1,929,538)
Balance at March 31, 2020	23	$—	145,915,100	$145,915	$957,962,628	$(772,326,709)	$(1,456,930)	$3,529,199	$187,854,103
Issuance of common stock for cash	—	—	12,041,178	12,041	121,706,881	—	—	—	121,718,922
Conversion of preferred stock to common stock	(14)	—	5,147	5	(5)	—	—	—	—
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	794,986	795	4,421,449	—	—	—	4,422,244
Stock-based compensation	—	—	—	—	3,654,289	—	—	8,146	3,662,435
Acquisition of non-controlling interest in Geneos	—	—	—	—	—	—	—	209,971	209,971
Deconsolidation of Geneos	—	—	—	—	—	—	—	(3,181,640)	(3,181,640)
Net loss attributable to common stockholders	—	—	—	—	—	(128,703,059)	—	(469,407)	(129,172,466)
Unrealized gain on short-term investments	—	—	—	—	—	—	846,900	—	846,900
Balance at June 30, 2020	9	$—	158,756,411	$158,756	$1,087,745,242	$(901,029,768)	$(610,030)	$96,269	$186,360,469
Conversion of senior notes to common stock	—	—	3,546,074	3,546	12,967,814	—	—	—	12,971,360
Conversion of August 2019 Bonds to common stock	—	—	4,962,364	4,961	102,666,349	—	—	—	102,671,310
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	263,586	264	(1,695,315)	—	—	—	(1,695,051)
Stock-based compensation	—	—	—	—	4,158,495	—	—	—	4,158,495
Net income attributable to common stockholders	—	—	—	—	—	19,171,336	—	—	19,171,336
Unrealized gain on short-term investments	—	—	—	—	—	—	356,012	—	356,012
Foreign currency translation	—	—	—	—	—	—	6,184	—	6,184
Balance at September 30, 2020	9	$—	167,528,435	$167,527	$1,205,842,585	$(881,858,432)	$(247,834)	$96,269	$324,000,115

	Three and Nine Months Ended September 30, 2019
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total stockholders’ equity
Balance at December 31, 2018	23	$—	97,225,810	$97,226	$707,794,215	$(620,426,436)	$(528,867)	$96,269	$87,032,407
Issuance of common stock for cash	—	—	183,200	183	907,147	—	—	—	907,330
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	525,000	525	(719,922)	—	—	—	(719,397)
Equity component of issuance of convertible notes	—	—	—	—	15,752,698	—	—	—	15,752,698
Stock-based compensation	—	—	—	—	3,432,796	—	—	—	3,432,796
Acquisition of non-controlling interest in Geneos	—	—	—	—	—	—	—	3,030,107	3,030,107
Net loss attributable to common stockholders	—	—	—	—	—	(29,219,262)	—	(69,605)	(29,288,867)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	819,177	—	819,177
Balance at March 31, 2019	23	$—	97,934,010	$97,934	$727,166,934	$(649,645,698)	$290,310	$3,056,771	$80,966,251
Issuance of common stock for cash	—	—	476,600	476	1,388,510	—	—	—	1,388,986
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	173,761	174	(81,433)	—	—	—	(81,259)
Stock-based compensation	—	—	—	—	3,345,378	—	—	9,817	3,355,195
Cost of acquisition of non-controlling interest in Geneos	—	—	—	—	—	—	—	(13,569)	(13,569)
Net loss attributable to common stockholders	—	—	—	—	—	(29,387,226)	—	(191,850)	(29,579,076)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	441,545	—	441,545
Balance at June 30, 2019	23	$—	98,584,371	$98,584	$731,819,389	$(679,032,924)	$731,855	$2,861,169	$56,478,073
Issuance of common stock for cash	—	—	382,800	383	1,128,366	—	—	—	1,128,749
Vesting of RSUs	—	—	78,987	79	(79)	—	—	—	—
Stock-based compensation	—	—	—	—	2,070,067	—	—	9,752	2,079,819
Net loss attributable to common stockholders	—	—	—	—	—	(23,090,693)	—	(445,759)	(23,536,452)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(31,457)	—	(31,457)
Balance at September 30, 2019	23	$—	99,046,158	$99,046	$735,017,743	$(702,123,617)	$700,398	$2,425,162	$36,118,732

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(143,136,534)	$(82,404,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,323,505	2,746,463
Amortization of intangible assets	410,311	799,688
Change in fair value of derivative liability	75,670,977	(2,551,453)
Stock-based compensation	11,822,483	8,867,810
Non-cash interest expense	3,019,780	2,587,619
Amortization of premiums on investments	—	1,962
Loss (gain) on short-term investments	571,778	(238,083)
Settlement of receivable with shares of common stock from affiliated entity (PLS)	(1,713,770)	—
Gain on deconsolidation of Geneos	(4,121,075)	—
(Gain) loss on equity investment in affiliated entities	(36,250,341)	1,409,156
Share of net loss in Geneos	2,661,431	—
Loss on extinguishment of convertible August 2019 bonds	8,177,043	—
Gain on extinguishment of convertible senior notes	(3,087,595)	—
Net unrealized gain on available-for-sale equity securities	(624,522)	—
Non-cash lease expense	774,438	—
Tax benefit from other unrealized gains on short-term investments	—	(335,228)
Unrealized transaction loss on foreign-currency denominated debt	(290,602)	183,756
Changes in operating assets and liabilities:
Accounts receivable	(6,992,871)	2,540,066
Accounts receivable from affiliated entities	846,894	(239,961)
Prepaid expenses and other current assets	(30,055,813)	(271,012)
Prepaid expenses and other current assets from affiliated entities	409,996	(460,306)
Other assets	(14,969,731)	(61,057)
Accounts payable and accrued expenses	5,383,268	(12,791,123)
Accrued clinical trial expenses	1,853,216	(1,170,866)
Accounts payable and accrued expenses due to affiliated entities	287,609	(515,196)
Deferred revenue	(33,115)	(144,154)
Deferred revenue from affiliated entities	(31,775)	31,250
Operating lease right-of-use assets and liabilities, net	(1,550,860)	(622,138)
Grant funding liability	2,551,410	(2,269,322)
Grant funding liability from affiliated entities	(670,925)	828,842
Other liabilities	2,833	(35,107)
Net cash used in operating activities	(126,762,557)	(84,112,789)
Cash flows from investing activities:
Purchases of investments	(153,135,274)	(86,950,301)
Proceeds from sale or maturity of investments	61,263,665	68,344,014
Purchases of capital assets	(558,588)	(873,484)
Proceeds from the sale of investment in GeneOne	40,125,418	—
Decrease in cash resulting from the deconsolidation of Geneos	(2,774,851)	—
Net cash used in investing activities	(55,079,630)	(19,479,771)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes and convertible bonds	—	93,425,973
Costs related to issuance of convertible senior notes and convertible bonds	—	(3,314,757)

Proceeds from issuance of common stock, net of issuance costs	329,960,855	3,425,065
Proceeds from stock option exercises	9,856,073	92,272
Taxes paid related to net share settlement of equity awards	(4,028,177)	(892,928)
Acquisition of non-controlling interest	2,379,969	3,016,538
Proceeds from Geneos issuance of note payable	171,620	—
Net cash provided by financing activities	338,340,340	95,752,163
Effect of exchange rate changes on cash and cash equivalents	6,184	—
Increase (Decrease) in cash and cash equivalents	156,504,337	(7,840,397)
Cash and cash equivalents, beginning of period	22,196,097	23,693,633
Cash and cash equivalents, end of period	$178,700,434	$15,853,236

Supplemental disclosures:
Amounts accrued for purchases of property and equipment	$198,761	$—
Interest paid	$4,614,662	$2,692,083
Right-of-use assets obtained in exchange for lease obligations	$—	$14,634,769
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
The Company's partners and collaborators include ApolloBio Corp., AstraZeneca, Beijing Advaccine, The Bill & Melinda Gates Foundation, Coalition for Epidemic Preparedness Innovations (CEPI), The U.S. Department of Defense (DoD), Defense Advanced Research Projects Agency (DARPA), GeneOne Life Science, HIV Vaccines Trial Network, the U.S. Defense Threat Reduction Agency’s Medical CBRN Defense Consortium (MCDC), International Vaccine Institute (IVI), National Cancer Institute, National Institutes of Health, National Institute of Allergy and Infectious Diseases, Ology Bioservices, the Parker Institute for Cancer Immunotherapy, Plumbline Life Sciences, Regeneron Pharmaceuticals, Inc., Thermo Fisher Scientific, Richter-Helm BioLogics, Thermo Fisher Scientific, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.
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

2. Basis of Presentation, Liquidity and Risks and Uncertainties
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2020 and 2019 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented. The results of operations for the three and nine months ended September 30, 2020 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and

Exchange Commission (“SEC”) on March 12, 2020. The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In June 2020, the Company formed a wholly-owned subsidiary, Inovio Asia LLC, under the laws of South Korea, through which the Company intends to advance its corporate development projects and other functions in South Korea and other Asian countries.
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
Liquidity
Inovio incurred a net income (loss) attributable to common stockholders of $19.2 million and $(142.1) million for the three and nine months ended September 30, 2020, respectively. Inovio had working capital of $335.8 million and an accumulated deficit of $881.9 million as of September 30, 2020. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates. The Company’s cash, cash equivalents and short-term investments of $337.2 million as of September 30, 2020, are sufficient to support the Company's operations for a period of at least 12 months from the date it is issuing these financial statements.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including use of its current or potential future At-the-Market Equity Offering Sales Agreements (each, a “Sales Agreement” and collectively, the “Sales Agreements”). The Company has a history of conducting debt and equity financings, including the receipt of net proceeds under the Sales Agreements of $330.0 million during the nine months ended September 30, 2020, and net proceeds of $9.1 million under a Sales Agreement during the year ended December 31, 2019. The Company also received net proceeds of $75.7 million from a private placement of 6.50% convertible senior notes due 2024 (the “Notes”), net proceeds of $14.5 million from the private placement of 18 billion Korean Won (KRW) (approximately USD $15.0 million based on the exchange rate on the date of issuance) aggregate principal amount of its 1.0% convertible bonds due August 2024 (the "August 2019 Bonds"), and net proceeds of $4.0 million from the private placement of 4.7 billion KRW (approximately USD $4.1 million based on the exchange rate on the date of issuance) aggregate principal amount of its 1.0% convertible bonds due December 2024 (the "December 2019 Bonds" and, together with the August 2019 Bonds, the “Bonds”) during the year ended December 31, 2019. However, sufficient funding may not be available in the future, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
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
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Inovio be unable to continue as a going concern. Inovio’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has evaluated subsequent events after the balance sheet date through the date it issued these condensed consolidated financial statements.
Risks and Uncertainties

The global pandemic resulting from COVID-19, caused by a novel strain of coronavirus, SARS-CoV-2, has caused national and global economic and financial market disruptions. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will continue to cause significant disruptions to the global economy, as well as businesses and capital markets around the world.
The Company is closely monitoring the impact of the COVID-19 pandemic on its employees, collaborators and service providers. The extent to which the pandemic will impact the Company's business and operations will depend on future developments, including the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, that are highly uncertain.

3. Critical Accounting Policies
Collaboration Agreements
The Company assesses whether its collaboration agreements are subject to ASC Topic 808: Collaborative Arrangements (“Topic 808”) based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of Topic 808, the Company assesses whether the payments between the Company and the collaboration partner are subject to other accounting literature. If payments from the collaboration partner to the Company represent consideration from a customer, then the Company accounts for those payments within the scope of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”). However, if the Company concludes that its collaboration partner is not a customer for certain activities, such as for certain collaborative research and development activities, the Company presents such payments as a reduction of research and development expense.
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
License costs are recorded based on the fair value of consideration paid and are amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement to the extent the license has an alternative future use. As of September 30, 2020 and December 31, 2019, the Company’s intangible assets resulting from the acquisition of Inovio AS and Bioject Medical Technologies, Inc. ("Bioject"), and additional intangibles including license costs, net of accumulated amortization, totaled $3.3 million and $3.7 million, respectively.
The determination of the value of intangible assets requires management to make estimates and assumptions that affect the Company’s condensed consolidated financial statements. The Company assesses potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company’s judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of its acquired businesses, market conditions and other factors. If impairment is indicated, the Company will reduce the carrying value of the intangible asset to fair value. While current and historical operating and cash flow losses are potential indicators of impairment, the Company believes the future cash flows to be received from its intangible assets will exceed the intangible assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through September 30, 2020.
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
Foreign Currency Translation
The functional and presentation currency of the Company is the U.S. dollar. Transactions denominated in a currency other than the functional currency are recorded on the initial recognition at the exchange rate at the date of the transaction. After initial recognition monetary assets and liabilities denominated in foreign currency are translated at the end of each reporting period into the functional currency at the exchange rate at that date. The cumulative translation adjustment is included in the accumulated other comprehensive income (loss) within the statement of stockholders' equity. Exchange differences are included in general and administrative expenses in the condensed consolidated statement of operations. Non- monetary assets and liabilities measured at cost are translated at the exchange rate at the date of the transaction.
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
Equity Investments
Under ASC Topic 321, Investments - Equity Securities, the Company must measure equity investments (except those accounted for under the equity method, those that result in consolidation of the investee and certain other investments) at fair value and recognize any changes in fair value in the condensed consolidated statement of operations. The Company can elect a measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the practical expedient in ASC 820, Fair Value Measurement, to estimate fair value using the net asset value per share (or its equivalent). The Company's equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient for estimating fair value are measured at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identifiable or similar investments of the same issuer.

4. Impact of Recently Issued Accounting Standards
The recent accounting pronouncements below may have a significant effect on the Company's financial statements. Recent accounting pronouncements that are not anticipated to have an impact on or are unrelated to the Company's financial condition, results of operations, or related disclosures are not discussed.
Accounting Standards Recently Adopted
ASU No. 2019-12. In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. FASB issued this Update as part of its simplification initiative to improve areas of GAAP and reduce cost and complexity while maintaining usefulness. The main provision that impacts the Company is the removal of the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items (for example, discontinued operations and other comprehensive income). ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company has elected to early adopt ASU 2019-12. By early adopting, ASU 2019-12 became effective as of the beginning of 2020; however, there was no cumulative effect to be recognized with the early adoption. As of September 30, 2020, there was a loss from continuing operations and a cumulative loss in other comprehensive income and there was therefore no effect on the tax provision for the period ended September 30, 2020.
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

5. Revenue Recognition
During the three and nine months ended September 30, 2020, the Company recognized total revenue under collaborative research and development and other agreements of $83,000 and $1.3 million, respectively, from its affiliated entity Plumbline Life Sciences, Inc. ("PLS"), $21,000 and $167,000, respectively, from AstraZeneca and $132,000 and $364,000, respectively, from various other contracts. Of the total revenue recognized during the three and nine months ended September 30, 2020, $4,000 and $127,000, respectively, were in deferred revenue as of December 31, 2019. Performance obligations are generally satisfied within 12 months of the initial contract date.

6. Short-term Investments
Short-term investments at September 30, 2020 consisted of mutual funds, U.S. treasury securities, corporate debt securities, certificates of deposit and U.S. agency mortgage-backed securities. Short-term investments at December 31, 2019 consisted of mutual funds. Short-term investments are recorded at fair value, based on current market valuations. Unrealized gains and losses on the Company's short-term debt investments are excluded from earnings and reported as a separate component of other comprehensive loss until realized. Realized gains and losses and unrealized gains and losses on available-for-sale equity securities are included in non-operating other income (expense) on the condensed consolidated statements of operations and are derived using the specific identification method for determining the cost of the securities sold. During the three and nine months ended September 30, 2020, the Company recorded gross realized gain on investments of $105,000 and $741,000, respectively, and gross realized loss on investments of $101,000 and $1.3 million, respectively. During the three and nine months ended September 30, 2019, the Company recorded gross realized gain on investments of $155,000 and $330,000, respectively, and gross realized loss on investments of $11,000 and $93,000, respectively. During the three and nine months ended September 30, 2020, the Company recorded net unrealized gain on available-for-sale equity securities of $1.3 million and $625,000, respectively. There was no material unrealized gain or loss on available-for-sale equity securities recorded during the three and nine months ended September 30, 2019. No material balances were reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019. Interest and dividends on investments classified as available-for-sale are included in interest income in the condensed consolidated statements of operations. As of September 30, 2020, the Company had 11 available-for-sale securities in an unrealized loss position, of which none were in such position for longer than 12 months.
The following is a summary of available-for-sale securities as of September 30, 2020 and December 31, 2019:

		As of September 30, 2020
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$152,177,676	$1,752,552	$(1,128,029)	$152,802,199
Corporate debt securities	---	1,200,000	—	(27,840)	1,172,160
Certificates of deposit	Less than 1	3,000,000	32,980	—	3,032,980
U.S. agency mortgage-backed securities	*	1,529,750	—	(1,345)	1,528,405
		$157,907,426	$1,785,532	$(1,157,214)	$158,535,744

		As of December 31, 2019
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$66,599,219	$754,709	$(15,911)	$67,338,017

*No single maturity date.

The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of September 30, 2020 were primarily due to changes in interest rates, including credit spreads from perceived increased credit risks as a result of the COVID-19 global pandemic, and not due to increased credit risks associated with specific securities. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at September 30, 2020, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.

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
Assets are, and prior to September 30, 2020 liabilities were, classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets or liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the nine months ended September 30, 2020 or 2019. All liabilities in the fair value hierarchy were extinguished as of September 30, 2020 as described below.
The following table presents the Company’s assets that were measured at fair value on a recurring basis, determined using the following inputs as of September 30, 2020:

	Fair Value Measurements at
	September 30, 2020
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents
U.S. treasury securities	$99,985,000	$99,985,000	$—	$—

Short-term investments
Mutual funds	152,802,199	152,802,199	—	—
Corporate debt securities	1,172,160	1,172,160	—	—
Certificates of deposit	3,032,980	—	3,032,980	—
U.S. agency mortgage-backed securities	1,528,405	—	1,528,405	—
Total short-term investments	158,535,744	153,974,359	4,561,385	—

Investment in affiliated entity	4,154,049	4,154,049	—	—
Total assets measured at fair value	$262,674,793	$258,113,408	$4,561,385	$—

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis, determined using the following inputs as of December 31, 2019:

	Fair Value Measurements at
	December 31, 2019
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents
Money market funds	$2,349,729	$2,349,729	$—	$—

Short-term investments
Mutual funds	67,338,017	67,338,017	—	—

Investment in affiliated entities	6,315,356	6,315,356	—	—
Total assets measured at fair value	$76,003,102	$76,003,102	$—	$—

Liabilities:
Derivative liability (Note 9)	$8,819,023	$—	$—	$8,819,023
Total liabilities measured at fair value	$8,819,023	$—	$—	$8,819,023

Level 1 assets at September 30, 2020 consisted of mutual funds, corporate debt securities and U.S. treasury securities held by the Company that are valued at quoted market prices, as well as the Company’s investment in its affiliated entity, PLS. The Company accounts for its investment in 597,808 common shares of PLS based on the closing price of the shares on the Korea New Exchange Market on the applicable balance sheet date. Unrealized gains and losses on the Company's equity securities are reported in the condensed consolidated statement of operations as a gain (loss) on investment in affiliated entities. In August 2020, the Company sold its investment in 1,644,155 common shares of its affiliated entity GeneOne. Previously, the Company accounted for its investment in GeneOne based on the closing price of the shares on the KOSDAQ Market of the Korea Exchange (KOSDAQ) on the applicable balance sheet date.
Level 2 assets at September 30, 2020 consisted of certificates of deposit and U.S. agency mortgage-backed securities held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets at September 30, 2020.
There were no Level 3 liabilities at September 30, 2020 due to the full conversion of the August 2019 Bonds into shares of the Company's common stock (see Note 9 below for more information). Level 3 liabilities held as of December 31, 2019 consisted of the embedded conversion option contained in the August 2019 Bonds that met the criteria to be bifurcated and accounted for separately from the August 2019 Bonds (the "derivative liability"). The derivative liability was recorded at fair value of $7.1 million upon the issuance of the August 2019 Bonds, and was subsequently remeasured to fair value at each reporting period until conversion. The derivative liability was initially valued and remeasured using a "with-and-without" method. The "with-and-without" methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the embedded conversion option. The difference between the entire instrument with the embedded conversion option compared to the instrument without the embedded conversion option is the fair value of the derivative, recorded as the derivative liability. There was no derivative liability associated with the issuance of the December 2019 Bonds.

The fair value of the August 2019 Bonds with the conversion option was estimated using a Monte Carlo simulation approach. The key inputs to valuing the August 2019 Bonds with the conversion option on the date of issuance and as of the August 3, 2020 conversion date, include the Company’s stock price on the valuation date; the expected annual volatility of the Company’s common stock, and the discount yield, which was derived by making the fair value of the August 2019 Bonds equal to the face value on the issuance date. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.
The following table presents the changes in fair value of the Company's derivative liability for the nine months ended September 30, 2020:

Balance at December 31, 2019	$8,819,023
Change in fair value	75,670,977
Derecognition of the derivative liability upon conversion	(84,490,000)
Balance at September 30, 2020	$—

8. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		September 30, 2020			December 31, 2019
	Weighted Average Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite lived:
Goodwill(a)		$10,513,371	$—	$10,513,371	$10,513,371	$—	$10,513,371
Definite lived:
Licenses	10	1,323,761	(1,269,665)	54,096	1,323,761	(1,248,104)	75,657
Bioject(b)	12	5,100,000	(2,395,556)	2,704,444	5,100,000	(2,175,556)	2,924,444
Other(c)	18	4,050,000	(3,525,000)	525,000	4,050,000	(3,356,250)	693,750
Total intangible assets	11	10,473,761	(7,190,221)	3,283,540	10,473,761	(6,779,910)	3,693,851
Total goodwill and intangible assets		$20,987,132	$(7,190,221)	$13,796,911	$20,987,132	$(6,779,910)	$14,207,222

(a)Goodwill was recorded from the Inovio AS acquisition in January 2005, the acquisition of VGX in June 2009 and the acquisition of Bioject in April 2016 for $3.9 million, $6.2 million and $400,000, respectively.
(b)Bioject intangible assets represent the estimated fair value of developed technology and intellectual property which were recorded from the Bioject asset acquisition.
(c)Other intangible assets represent the estimated fair value of acquired intellectual property from the Inovio AS acquisition.
Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2020 was $137,000 and $410,000, respectively. Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2019 was $267,000 and $800,000, respectively. Estimated aggregate amortization expense is $137,000 for the remainder of fiscal year 2020, $520,000 for 2021, $493,000 for 2022, $276,000 for 2023, $253,000 for 2024 and $1.6 million for 2025 and subsequent years combined.

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
In July 2020, the Company received notices for the conversion of $19.1 million of principal amount of the Notes, which were settled in July 2020 into an aggregate of 3,546,074 shares of the Company's common stock. The fair value of the Notes at the date of conversion was $13.0 million compared to the carrying value of $16.1 million, resulting in a $3.1 million gain on extinguishment of debt. This gain was recorded in the condensed consolidated statement of operations. To measure the fair value of the converted Notes as of the conversion dates, the Company engaged a third-party valuation expert and utilized a binomial lattice model.
The balance of the Notes at September 30, 2020 is as follows:

Principal amount	$78,500,000
Principal amount converted into common shares	(19,085,000)
Unamortized debt discount on the liability component	(8,965,643)
Unamortized debt issuance cost	(1,233,978)
Accrued interest	321,831
Net carrying amount	$49,537,210

For the three and nine months ended September 30, 2020, the Company recognized $1.7 million and $5.9 million, respectively, of interest expense related to the Notes, of which $996,000 and $3.5 million, respectively, related to the contractual interest coupon. For the three and nine months ended September 30, 2019, the Company recognized $2.1 million and $4.9 million, respectively, of interest expense related to the Notes, of which $1.3 million and $3.1 million, respectively, related to the contractual interest coupon. As described in Note 18 below, subsequent to September 30, 2020, certain holders converted an additional portion of the Notes into shares of the Company's common stock.

August 2019 Convertible Bonds
On August 1, 2019, the Company closed a private placement of the August 2019 Bonds with an aggregate principal amount of 18 billion KRW (approximately USD $15.0 million based on the exchange rate on the date of issuance) issued to institutional investors led by Korea Investment Partners (KIP), a global venture capital and private equity firm based in Seoul, Korea. Net proceeds from the offering were approximately $14.5 million. The Company also announced its intent to pursue a listing of its securities on the KOSDAQ in the form of Korean Depositary Receipts (KDRs) representing shares of common stock.
The August 2019 Bonds, which were unsecured obligations of the Company, were issued on August 1, 2019 and accrued interest at a coupon rate of 1.00% per annum, payable quarterly. The August 2019 Bonds were scheduled to mature on July 31, 2024, unless earlier converted or repurchased. On August 3, 2020 the August 2019 Bonds were converted in full into an aggregate of 4,962,364 shares of the Company's common stock, leaving no further August 2019 Bonds outstanding. The initial conversion rate was 211.0595 shares per KRW1,000,000 in principal amount (equivalent to an initial conversion price of approximately USD $4.00 per share based on the exchange rate as of July 30, 2019), subject to adjustment upon the occurrence of specified events. The conversion rate was reset on January 2, 2020 and was subject to reset quarterly thereafter if the current market price was lower than the conversion price then in effect. The conversion rate as of the date of conversion on August 1, 2020 was 275.6873 shares per KRW 1,000,000 in principal amount (equivalent to a conversion price of approximately USD $3.04 per share based on the exchange rate as of August 3, 2020).
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
At their issuance, the Company determined that the expected life of the August 2019 Bonds was equal to the period through August 1, 2022 as this represented the point at which the August 2019 Bonds were initially subject to repurchase by the Company at the option of the holders. Accordingly, the total debt discount of $7.3 million, inclusive of the fair value of the embedded conversion feature derivative at issuance, was being amortized using the effective interest method through August 1, 2022. The effective interest rate of the August 2019 Bonds was 29.4%. For the three and nine months ended September 30, 2020, the Company recognized $238,000 and $1.6 million, respectively, of interest expense related to the August 2019 Bonds, of which $13,000 and $87,000, respectively, related to the contractual interest coupon. For the nine months ended September 30, 2019, the Company recognized $374,000 of interest expense related to the August 2019 Bonds, of which $26,000 related to the contractual interest coupon.
In August 2020, all outstanding August 2019 Bonds were converted into common stock. Immediately prior to the conversion, the derivative liability was revalued at $84.5 million. The changes in fair value of the derivative liability were a decrease of $35.3 million and an increase of $75.7 million, which were recorded on the condensed consolidated statement of operations for the three and nine months ended September 30, 2020, respectively. To measure the fair value of the derivative liability as of the conversion date, the Company engaged a third-party valuation expert.
Upon conversion, a loss on extinguishment of $8.2 million was recorded on the condensed consolidated statement of operations for the three months ended September 30, 2020. This loss represents the difference between (a) the calculated fair value of the derivative liability immediately prior to its derecognition plus the carrying amount of the debt component including any unamortized debt discount and issuance costs and (b) the fair value of the 4,692,364 shares of the Company's common stock issued upon conversion.
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
The December 2019 Bonds, which are unsecured obligations of the Company, were issued on December 31, 2019 and will accrue interest at a coupon rate of 1.00% per annum, payable quarterly. The December 2019 Bonds will mature on December 31, 2024, unless earlier converted or repurchased. The outstanding December 2019 Bonds will be repaid at maturity at a price equal to the principal of the outstanding bonds to be repaid plus a premium on such bonds to provide an internal rate of return with respect to such bonds of 6.00%. Commencing on December 31, 2020, the December 2019 Bonds will be convertible until the date that is one month prior to maturity date. Upon conversion, the Company will deliver KDRs, if the Company has any such securities listed on the KOSDAQ at that time, or otherwise shares of common stock of the Company. The initial conversion rate is 214.7766 shares per KRW1,000,000 principal amount of Bonds (equivalent to an initial conversion price of approximately USD $4.00 per share based on the exchange rate as of December 19, 2019), subject to adjustment upon the occurrence of certain events. The conversion rate is subject to reset on July 2, 2020 and on each three month anniversary thereafter until the maturity date to the then current market price if the current market price is lower than the conversion price then in effect; provided that the conversion rate will not exceed 357.9611 shares per KRW1,000,000 (equivalent to a conversion price of approximately USD $2.40 per share based on the exchange rate as of December 19, 2019). The conversion rate has not been reset as of September 30, 2020.
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
The balance of the December 2019 Bonds at September 30, 2020 was as follows:

Principal amount	$4,030,978
Unamortized debt issuance cost	(37,985)
Accretion of premium associated with the December 2019 Bonds	148,593
Accrued interest	10,077
Net carrying amount	$4,151,663

The Company determined that the expected life of the December 2019 Bonds was equal to the period through December 31, 2022 as this represents the point at which the December 2019 Bonds are initially subject to repurchase by the Company at the option of the holders. The effective interest rate of the December 2019 Bonds is 6.2%. For the three and nine months ended September 30, 2020, the Company recognized $63,000 and $185,000, respectively, of interest expense related to the December 2019 Bonds, of which $10,000 and $30,000, respectively, related to the contractual interest coupon. As of September 30, 2020, there had not been any conversions or redemptions of the December 2019 Bonds.
As of September 30, 2020, future minimum payments due under the Company's convertible debt instruments are as follows:

	Convertible Notes (1)	December 2019 Bonds (2)	Total
Remainder of 2020	$—	$10,000	$10,000
2021	3,862,000	40,300	3,902,300
2022	3,862,000	40,300	3,902,300
2023	3,862,000	40,300	3,902,300
2024	61,346,000	5,189,000	66,535,000
Total	$72,932,000	$5,319,900	$78,251,900

(1) Amounts represent contractual amounts due under the Notes, including interest based on the fixed rate of 6.5% per year.
(2) Amounts represent amounts due under the December 2019 Bonds, including interest based on the fixed rate of 1% per year plus a premium on such bonds to provide an internal rate of return with respect to such Bonds of 6% at maturity.

10. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of September 30, 2020 and December 31, 2019:

			Outstanding as of
	Authorized	Issued	September 30, 2020	December 31, 2019
Common Stock, par value $0.001 per share	600,000,000	167,528,435	167,528,435	101,361,034
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	9	23
Preferred Stock
In June 2020, 14 shares of the Company’s Series C preferred stock were converted into an aggregate of 5,147 shares of the Company’s common stock.
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
During the three months ended June 30, 2020, the Company sold 12,041,178 shares of its common stock under the New Sales Agreement. The sales were made at a weighted average price of $10.26 per share, resulting in aggregate net proceeds of $121.7 million. There were no shares sold during the three months ended September 30, 2020 under the New Sales Agreement. As of September 30, 2020, the Company may sell up to $126.4 million in gross proceeds of shares of Common Stock under the New Sales Agreement before it would be required to file a new prospectus supplement with the SEC to sell additional shares pursuant to the New Sales Agreement.
Stock Options and Restricted Stock Units

The Company has a stock-based incentive plan, the 2016 Omnibus Incentive Plan (as amended to date, the "2016 Incentive Plan"), pursuant to which the Company may grant stock options, restricted stock awards, restricted stock units and other stock-based awards or short-term cash incentive awards to employees, directors and consultants.
The 2016 Incentive Plan was originally approved by the Company's stockholders on May 13, 2016, and an amendment to the plan to increase the number of shares available for issuance was approved by the stockholders on May 8, 2019. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2016 Incentive Plan may not exceed 18,000,000 shares, provided that commencing with the first business day of each calendar year beginning January 1, 2020, such maximum number of shares shall be increased by 2,000,000 shares of common stock unless the Company's Board of Directors determines, prior to January 1 for any such calendar year, to increase such maximum amount by a fewer number of shares or not to increase the maximum amount at all for such year. On January 1, 2020, the maximum number of shares to be issued increased by 2,000,000. At September 30, 2020, there were 18,000,000 shares of common stock reserved for issuance upon exercise of incentive awards granted and to be granted at future dates under the 2016 Incentive Plan. At September 30, 2020, the Company had 6,785,707 shares of common stock available for future grant under the 2016 Incentive Plan, 2,586,915 shares underlying outstanding but unvested restricted stock units and options outstanding to purchase 5,878,252 shares of common stock under the 2016 Incentive Plan. The awards granted and available for future grant under the 2016 Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The 2016 Incentive Plan terminates by its terms on March 9, 2026.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At September 30, 2020, the Company had options outstanding to purchase 3,412,095 shares of common stock under the 2007 Incentive Plan. The awards granted under the 2007 Incentive Plan generally vest over three years and have a maximum contractual term of ten years.

11. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated in accordance with the treasury stock method for the outstanding stock options and restricted stock units and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The dilutive impact of the outstanding Notes and Bonds issued by the Company (discussed in Note 9) has been considered using the "if-converted" method. The calculation of diluted net income (loss) per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net income (loss) per share for the period, an adjustment to the net income (loss) used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any. For the nine months ended September 30, 2020, basic and diluted net loss per share are the same, as the assumed exercise or settlement of stock options and restricted stock units and the potentially dilutive shares issuable upon conversion of the Notes and Bonds are anti-dilutive.
The following tables reconcile the components of the numerator and denominator included in the calculation of diluted net income (loss) per share:

	Three Months Ended September 30,
	2020	2019
Numerator
Net income (loss) attributed to Inovio Pharmaceuticals, Inc. (numerator for use in basic net income (loss) per share)	$19,171,336	$(23,090,693)
Adjustment for decrease in fair value of derivative liability and interest expense	—	(2,177,250)
Numerator for use in diluted income (loss) per share	$19,171,336	$(25,267,943)

Denominator
Weighted average number of common shares outstanding (denominator for use in basic net income (loss) per share)	165,355,540	99,007,985
Effect of dilutive potential common shares	9,020,862	3,799,071
Denominator for use in diluted net income (loss) per share	174,376,402	102,807,056

Net income (loss) per share, diluted	$0.11	$(0.25)

Net income (loss) per share, basic	$0.12	$(0.23)

	Nine Months Ended September 30,
	2020	2019
Numerator
Net loss attributed to Inovio Pharmaceuticals, Inc. (numerator for use in basic net loss per share)	$(142,072,777)	$(81,697,181)
Adjustment for decrease in fair value of derivative liability and interest expense	—	—
Numerator for use in diluted loss per share	$(142,072,777)	$(81,697,181)

Denominator
Weighted average number of common shares outstanding (denominator for use in basic net loss per share)	148,656,454	98,204,375
Effect of dilutive potential common shares	—	—
Denominator for use in diluted net loss per share	148,656,454	98,204,375

Net loss per share, diluted	$(0.96)	$(0.83)

Net loss per share, basic	$(0.96)	$(0.83)

The following table summarizes potential shares of common stock that were excluded from the diluted net income (loss) per share calculation because of their anti-dilutive effect for the three months ended September 30, 2020 and 2019:

Common Stock Equivalents	2020	2019
Options to purchase common stock	119,438	9,971,297
Service-based restricted stock units	—	2,121,359
Convertible preferred stock	3,309	8,456
Convertible notes	11,039,574	14,585,653
August 2019 Bonds	—	—
December 2019 Bonds	1,009,450	—
Total	12,171,771	26,686,765

The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect for the nine months ended September 30, 2020 and 2019:

Common Stock Equivalents	2020	2019
Options to purchase common stock	9,290,347	9,971,297
Service-based restricted stock units	2,586,915	2,121,359
Performance-based restricted stock units	663,353	—
Convertible preferred stock	3,309	8,456
Convertible notes	11,039,574	14,585,653
August 2019 Bonds	—	3,799,071
December 2019 Bonds	1,009,450	—
Total	24,592,948	30,485,836

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
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.35%	1.75%	0.64%	2.43%
Expected volatility	85%	65%	77%	70%
Expected life in years	5.9	6.1	5.9	6.2
Dividend yield	—	—	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 was $3.9 million and $11.0 million, respectively, of which $2.1 million and $6.2 million, respectively, was included in research and development expenses, and $1.8 million and $4.8 million, respectively, was included in general and administrative expenses.
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
At September 30, 2020, there was $9.7 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.2 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $12.09 and $6.78 for employee and director stock options granted during the three and nine months ended September 30, 2020, respectively, and $1.65 and $2.20 for employee and director stock options granted during the three and nine months ended September 30, 2019, respectively.
At September 30, 2020, there was $13.0 million of total unrecognized compensation expense related to unvested restricted stock units ("RSUs"), which is expected to be recognized over a weighted-average period of 2.1 years.

The weighted average grant date fair value per share was $9.12 for RSUs granted during the nine months ended September 30, 2020. There were no RSUs granted during the three months ended September 30, 2020. The weighted average grant date fair value per share was $2.68 and $3.09 for RSUs granted during the three and nine months ended September 30, 2019, respectively.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three and nine months ended September 30, 2020 was $278,000 and $884,000, respectively. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three and nine months ended September 30, 2019 was $264,000 and $744,000, respectively.
On August 28, 2020, the Company granted 663,353 performance-based RSUs to key employees under the 2016 Incentive Plan. The RSUs will vest in two tranches as follows: 50% of the shares in each tranche will vest upon achievement of the predetermined performance milestones and the remaining 50% of the shares in each tranche will vest upon subsequent completion of a one-year service period. The grant date fair value of the performance-based RSUs was $8.0 million based on the grant date closing price per share of $12.06. As of September 30, 2020, the underlying performance milestones of the RSUs were not probable of achievement, and no stock-based compensation expense was recognized for the performance-based RSU's for the three and nine months then ended.

13. Related Party Transactions
GeneOne Life Sciences
On August 27, 2020, the Company sold 1,644,155 shares of common stock in GeneOne for net proceeds of approximately 47.4 billion KRW (approximately USD $40.1 million based on the exchange rate on the date of sale). The Company no longer holds an investment in GeneOne shares and GeneOne is no longer considered a related party to the Company under ASC 850. The Company's condensed consolidated balance sheet as of September 30, 2020 no longer reflects GeneOne’s portion in accounts receivable and accounts payable and accrued expenses with affiliated entities whereas the Company’s balance sheet as of December 31, 2019 reflects $128,000 and $511,000 in accounts receivable and accounts payable and accrued expenses with affiliated entities, respectively, related to GeneOne. Revenues recognized from GeneOne will no longer be presented as revenue with affiliated entity on the consolidated statement of operations after the change in related party designation in August 2020.
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
Revenue recognized from GeneOne consisted of patent and device maintenance fees. For both the three and nine months ended September 30, 2020 and 2019, the Company recognized revenue from GeneOne of $31,000 and $94,000, respectively.
Operating expenses recorded from transactions with GeneOne related primarily to biologics manufacturing were $1.6 million and $4.4 million for the three and nine months ended September 30, 2020, respectively, and $232,000 and $2.1 million for the three and nine months ended September 30, 2019, respectively.
Plumbline Life Sciences, Inc.
The Company owns 597,808 shares of common stock in Plumbline Life Sciences, Inc. ("PLS") as of September 30, 2020 and one of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
    On February 20, 2020, the Company entered into a Debt and Share Subscription Agreement with PLS under which the Company received 202,050 shares of PLS common stock in exchange for a portion of the outstanding accounts receivable balance due from PLS. Following the issuance of these shares and as of September 30, 2020, the Company held a 19.9% ownership interest in PLS.
Revenue recognized from PLS consists of milestone, license and patent fees. For the three and nine months ended September 30, 2020, the Company recognized revenue from PLS of $83,000 and $1.3 million, respectively, and $22,000 and $86,000 for the three and nine months ended September 30, 2019, respectively. At September 30, 2020 and December 31, 2019, the Company had an accounts receivable balance of $40,000 and $589,000, respectively, related to PLS.
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
The Company is also a collaborator with Wistar on an Integrated Preclinical/Clinical AIDS Vaccine Development grant from the NIAID, with funding through February 2021.
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the three and nine months ended September 30, 2020, the Company recorded $1.0 million and $1.7 million, respectively, and for the three and nine months ended September 30, 2019 the Company recorded $482,000 and $1.7 million, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to the collaborative research agreements and sub-contract agreements related to the Bill and Melinda Gates Foundation and CEPI (see Note 15). Research and development expenses recorded from Wistar for the three and nine months ended September 30, 2020 were $411,000 and $1.2 million, respectively. Research and development expenses recorded from Wistar for the three and nine months ended September 30, 2019 were $313,000 and $1.1 million, respectively. At September 30, 2020 and December 31, 2019, the Company had an accounts receivable balance of $443,000 and $616,000, respectively, and an accounts payable and accrued liability balance of $795,000 and $219,000, respectively, related to Wistar. As of September 30, 2020, the Company had $173,000 recorded as deferred grant funding on the condensed consolidated balance sheet related to Wistar.

14. Leases
The Company leases approximately 82,200 square feet of office, laboratory, and manufacturing space in San Diego, California and 57,360 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms as of September 30, 2020 of 3.2 to 9.3 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
The Company performed an evaluation of its contracts with customers and suppliers in accordance with ASC Topic 842 and determined that, except for the real estate leases described above and various copier leases, none of its other contracts contain a right-of-use asset.
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
As of September 30, 2020, the maturities of the Company's operating lease liabilities were as follows:

Remainder of 2020	$985,000
2021	3,968,000
2022	4,045,000
2023	4,023,000
2024	3,001,000
Thereafter	12,951,000
Total remaining lease payments	28,973,000
Less: present value adjustment	(8,039,000)
Total operating lease liabilities	20,934,000
Less: current portion	(2,264,000)
Long-term operating lease liabilities	$18,670,000

Weighted-average remaining lease term	7.6 years
Weighted-average discount rate	8.4%
Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 were $836,000 and $2.5 million, respectively. Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 were $820,000 and $2.5 million, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
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
The Company evaluated the terms of the ApolloBio Agreement under ASC Topic 606, and the license to VGX-3100 in the territories was identified as the only distinct performance obligation on a standalone basis as of the inception of the agreement. The Company concluded that the license was distinct from potential future manufacturing and supply obligations. The Company further determined that the transaction price under the agreement consisted of the $23.0 million upfront payment. The future potential milestone amounts were not included in the transaction price, as they were all determined to be fully constrained. As part of the evaluation of the development and regulatory milestones constraint, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals, each of which is uncertain at this time. Future potential milestone amounts may be recognized as revenue under the ApolloBio Agreement, as well as under other collaborative research and development arrangements, if unconstrained. Reimbursable program costs will be recognized proportionately with the performance of the underlying services or delivery of drug supply and are excluded from the transaction price.
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
As of December 31, 2017, the Company had recognized all of the $27.5 million upfront payment as revenue, as all identified material performance obligations had been met with respect to that payment. During the three and nine months ended September 30, 2020, the Company recognized revenues of $21,000 and $167,000, respectively, from AstraZeneca primarily for manufacturing services. During the three and nine months ended September 30, 2019, the Company recognized revenues of $255,000 and $3.0 million, respectively, from AstraZeneca primarily from a milestone achieved in the first quarter of 2019 triggered by the initiation of a Phase 2 portion of an ongoing clinical trial in the third major indication, as well as for manufacturing services.
Coalition for Epidemic Preparedness Innovations
In April 2018, the Company entered into agreements with CEPI, pursuant to which the Company intends to develop vaccine candidates against Lassa fever and MERS. The goal of the collaboration between the Company and CEPI is to conduct research and development so that investigational stockpiles will be ready for clinical efficacy trial testing during potential disease outbreaks. The agreements with CEPI contemplate preclinical studies, as well as Phase 1 and Phase 2 clinical trials, occurring over multiple years. As part of the arrangement between the parties, CEPI has agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by the Company and collaborators, with funding from CEPI based on the achievement of identified milestones. During the three and nine months ended September 30, 2020, the Company received funding of $1.6 million and $4.6 million, respectively, related to the CEPI Lassa fever and MERS grants and recorded such amounts as contra-research and development expense. During the three and nine months ended September 30, 2019, the Company received funding of $1.5 million and $4.6 million, respectively, related to these grants and recorded such amounts as contra-research and development expense. As of September 30, 2020, the Company had $3.7 million recorded as deferred grant funding on the condensed consolidated balance sheet related to these CEPI grants.
In January 2020, CEPI awarded the Company a grant of up to $9.0 million to develop a vaccine against COVID-19. This initial CEPI funding is intended to support preclinical and clinical development through Phase 1 human testing in the United States of INO-4800, the Company's COVID-19 vaccine candidate against COVID-19. In April 2020, CEPI awarded the Company a grant of $6.9 million to work with the International Vaccine Institute ("IVI") and the Korea National Institute of Health ("KNIH") to conduct clinical trials of INO-4800 in South Korea, a grant of $5.0 million to accelerate development of the Company's next-generation intradermal electroporation device, known as CELLECTRA® 3PSP, for the intradermal delivery of INO-4800, and a grant of $1.3 million to support large-scale manufacturing of INO-4800. During the three and nine months ended September 30, 2020, the Company received funding of $1.3 million and $9.5 million, respectively, from CEPI related to these grants for INO-4800 and recorded such amounts as contra-research and development expense. As of September 30, 2020, the Company had $1.1 million recorded as deferred grant funding on the condensed consolidated balance sheet related to the CEPI grants related to INO-4800.
Bill & Melinda Gates Foundation
In October 2018, the Bill & Melinda Gates Foundation (“Gates”) awarded and funded the Company a grant of $2.2 million to advance the development of DNA-encoded monoclonal antibody technology (“dMAb”) to address issues in infectious disease prevention and therapy. This technology has high relevance for the control of influenza and HIV. This next-generation approach to the delivery of monoclonal antibodies would make the technology accessible to low and middle-income countries. In August 2019, Gates funded an additional $1.1 million for the project. During the three and nine months ended September 30, 2020, the Company recorded $164,000 and $334,000, respectively, and during the three and nine months ended September 30, 2019 recorded $1.5 million and $4.6 million, respectively, as contra-research and development expense related to the Gates dMAb grant. As of September 30, 2020, the Company had $703,000 recorded as deferred grant funding on the condensed consolidated balance sheet related to the grant.
In March 2020, Gates awarded and funded the Company a grant of $5.0 million to accelerate the development of the CELLECTRA® 3PSP device for the intradermal delivery of INO-4800. During the three and nine months ended September 30, 2020, the Company recorded $943,000 and $1.9 million, respectively, as contra-research and development expense and had $3.1 million recorded as deferred grant funding on the condensed consolidated balance sheet related to this Gates grant.
Department of Defense (DoD)
In June 2020, the Company entered into an Other Transaction Authority for Prototype Agreement (the “OTA Agreement”) with the U.S. Department of Defense (the "DoD"), to fund the Company’s efforts in developing the CELLECTRA® 3PSP device and associated arrays to be used for delivery of INO-4800 against COVID-19. Under the OTA Agreement, the Company intends to develop the CELLECTRA® 3PSP device and arrays for use in the U.S. military population and the U.S. population as a whole, subject to approval of the device by the U.S. Food and Drug Administration (the “FDA”). The OTA Agreement is also expected to support large-scale manufacturing of the CELLECTRA® 3PSP device, as well as large-scale DNA plasmid production for manufacture and supply of a specified number of doses of INO-4800 in support of FDA approval of the device. The total amount of funding being made available to the Company under the OTA Agreement is approximately $54.5 million. The Company has determined that the OTA Agreement does not represent revenue under ASC 606, therefore will record contra-research development expense on the condensed consolidated statement of operations in the same period that the underlying expenses are incurred.

Additionally, in June 2020, the Company was awarded a fixed-price contract (the “Procurement Contract”) from the DoD for the purchase of the Company’s intradermal CELLECTRA® 2000 device and accessories. The CELLECTRA® 2000 devices will be used to inject INO-4800 in the Company’s planned later-stage clinical trials. The total purchase price under the Procurement Contract is approximately $16.6 million. The Company has determined that the Procurement Contract does not currently fall under the scope of ASC 606 as contingencies remain regarding INO-4800 which does not give the Company the ability to satisfy its obligations under the arrangement.
During the three and nine months ended September 30, 2020, the Company recorded $7.7 million as contra-research and development expense related to these agreements with the DoD. As of September 30, 2020, the Company had an accounts receivable balance of $7.7 million on the condensed consolidated balance sheet from the DoD.

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
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act).  The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic; some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. At September 30, 2020, the Company has not recorded any income tax provision/(benefit) for the impact for the CARES Act due to the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets. The Company will continue to analyze the impact that the CARES Act will have, if any, on its financial position, results of operations or cash flows.

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
In June 2020, Geneos closed an additional preferred stock financing round, in which the Company invested $800,000. Following this transaction, the Company no longer held a controlling financial interest as the Company, owned 47% of the outstanding equity of Geneos on an as-converted to common stock basis. This transaction triggered a VIE reconsideration. Based on the Company’s assessment, Geneos continued to be a VIE as it did not have sufficient equity at risk to finance its activities without additional subordinated financial support. However, the Company was not the primary beneficiary of Geneos, as it did not have the power to direct the activities that most significantly impact Geneos’ economic performance. Accordingly, the Company deconsolidated its investment in Geneos as of June 1, 2020, resulting in a gain of $4.1 million, of which $2.4 million related to the remeasurement of the retained noncontrolling interest investment to fair value. The gain has been recorded separately on the Company's condensed consolidated statement of operations. The following table shows the amounts related to the deconsolidation accounting:

Working capital (excluding cash)	$(59,992)
Note payable	171,620
Fixed assets, net of accumulated depreciation	(16,340)
Carrying value of noncontrolling interest	3,181,640
Fair value of investment in Geneos retained	3,618,998
Gain on deconsolidation of Geneos	(4,121,075)
Decrease in cash resulting from the deconsolidation of Geneos	$2,774,851

The details of the Company’s 47% retained equity investment in Geneos is shown in the table below, with fair values calculated as of June 1, 2020, the date of deconsolidation.

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
The estimated value allocated to common stock included assumptions related to the fair value of the enterprise, expected volatility, expected term, and risk-free interest rate. Expected volatility was based on historical asset volatilities derived from daily stock price changes of guideline public companies. The estimated expected term was based on a weighted average of Geneos’ estimated time to their next financing and successful exit timing assumption. The risk-free interest rate was based on the yield of U.S. Treasury with a comparable term. Geneos’s common stock is classified as a Level 3 financial instrument. The assumptions used in the fair value calculation as of June 1, 2020 are presented below:

Expected term (years)	2.92
Volatility	70%
Risk-free interest rate	2.46%
Geneos enterprise value	$4,966,531
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
The Company’s share of net losses of Geneos for the period from June 1, 2020 through September 30, 2020 was $2.7 million. Of this amount, $819,000 has been allocated to the equity method investment, thereby reducing the balance to $0 as of September 30, 2020. The remaining $1.8 million loss has been allocated to the Company’s preferred stock investment in Geneos, thereby reducing the balance to $958,000 as of September 30, 2020 as shown in the table below:

Investment in Geneos upon deconsolidation	$3,618,998
Share in net loss of Geneos	$(2,661,431)
Investment in Geneos as of September 30, 2020	$957,567

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

18. Subsequent Events
In October 2020, certain holders converted an aggregate principal amount of $10.0 million of Notes into an aggregate of 1,858,044 shares of the Company's common stock.

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
Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: our history of losses; our lack of products that have received regulatory approval; uncertainties inherent in clinical trials and product development programs, including but not limited to the fact that preclinical and clinical results may not be indicative of results achievable in other trials or for other indications, that the studies or trials may not be successful or achieve desired results, that preclinical studies and clinical trials may not commence, have sufficient enrollment or be completed in the time periods anticipated, that results from one study may not necessarily be reflected or supported by the results of other similar studies, that results from an animal study may not be indicative of results achievable in human studies, that clinical testing is expensive and can take many years to complete, that the outcome of any clinical trial is uncertain and failure can occur at any time during the clinical trial process, and that our electroporation technology and DNA vaccines, DNA immunotherapies and DNA encoded monoclonal antibody product candidates, or dMABS, may fail to show the desired safety and efficacy traits in clinical trials; the availability of funding; the ability to manufacture vaccine candidates, either on our own or with third parties; the availability or potential availability of alternative therapies or treatments for the conditions targeted by us or our collaborators, including alternatives that may be more efficacious or cost-effective than any therapy or treatment that we and our collaborators hope to develop; our ability to receive development, regulatory and commercialization event-based payments under our collaborative agreements; whether our proprietary rights are enforceable or defensible or infringe or allegedly infringe on rights of others or can withstand claims of invalidity; the impact of government healthcare proposals; and the impact of COVID-19 on us and our third-party contractors and suppliers.

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
Our partners and collaborators include ApolloBio Corp., AstraZeneca, Beijing Advaccine, The Bill & Melinda Gates Foundation (Gates), Coalition for Epidemic Preparedness Innovations (CEPI), Defense Advanced Research Projects Agency (DARPA), The U.S. Department of Defense (DoD), GeneOne Life Science, HIV Vaccines Trial Network, the U.S. Defense Threat Reduction Agency’s Medical CBRN Defense Consortium (MCDC), International Vaccine Institute (IVI), National Cancer Institute, National Institutes of Health, National Institute of Allergy and Infectious Diseases, Ology Bioservices, the Parker Institute for Cancer Immunotherapy, Plumbline Life Sciences, Regeneron Pharmaceuticals, Thermo Fisher Scientific, Richter-Helm BioLogics, Thermo Fisher Scientific, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.
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
As of September 30, 2020, we had an accumulated deficit of $881.9 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Impacts of COVID-19 on Our Business
The COVID-19 pandemic has had a number of significant impacts on our business during 2020. Most notably, in the United States, South Korea and China, we have accelerated the clinical development of INO-4800, our DNA vaccine candidate matched to the outbreak strain of SARS-CoV-2, the virus that causes COVID-19. In January, we received initial grant funding from CEPI to advance INO-4800 into preclinical studies and clinical development through Phase 1 human testing. We had previously been awarded grants from CEPI for the development of other DNA vaccines against Lassa fever and Middle East Respiratory Syndrome, MERS, which is also caused by a coronavirus like COVID-19. We commenced a Phase 1 clinical trial in the United States in April, and in June we reported positive interim data from the first two cohorts of the trial. In addition, INO-4800 was selected to participate in a non-human primate (NHP) challenge study as part of the U.S. government's Operation Warp Speed, a national program aiming to provide substantial quantities of safe, effective COVID-19 vaccine for Americans by January 2021. We recently expanded our Phase 1 trial to add older participants in additional cohorts and intend to initiate a Phase 2/3 efficacy trial if and when the FDA allows us to proceed. In September 2020, the FDA notified us that the planned Phase 2/3 clinical trial remains on partial clinical hold pending resolution of certain items identified by the FDA. We responded to the FDA’s questions in October 2020, and the FDA has up to 30 days following our response to notify us of its decision as to whether the Phase 2/3 trial may proceed. In the meantime, we may continue our expanded Phase 1 clinical trial as previously authorized.
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
In parallel with our accelerated clinical development efforts, we have engaged a network of partners for the planned large-scale manufacturing of INO-4800 if it achieves regulatory approval. In March, the U.S. Department of Defense, or DoD, awarded Ology Bioservices Inc. a contract to manufacture INO-4800 for the DoD to be used in upcoming clinical trials. In April, we entered into an agreement with the German contract manufacturer Richter-Helm BioLogics GmbH & Co. KG and expanded our preexisting manufacturing partnership to support large-scale manufacturing of INO-4800. In March, we also received a grant from the Bill and Melinda Gates Foundation for accelerated testing and scale up of our CELLECTRA® 3PSP proprietary smart device for the intradermal delivery of INO-4800. In June, the DoD awarded us $71 million to support the large-scale manufacture of CELLECTRA® 3PSP and the procurement of CELLECTRA® 2000 devices that are used to deliver INO-4800 intradermally.
With this growing coalition of partners and funders, and with our existing capacity and current and planned contract resources, our goal is to produce up to one million doses of INO-4800 by the end of 2020 and additional doses in 2021.
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
To date, our liquidity has also not been negatively impacted by the pandemic. During the nine months ended September 30, 2020, we have raised $330.0 million in net proceeds from the sale of shares of our common stock, which has further enhanced our liquidity and capital resources. As of September 30, 2020, our cash and cash equivalents and short-term investments were $337.2 million, compared to $89.5 million as of December 31, 2019.
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

Results of Operations
Revenue. Total revenue was $236,000 and $1.8 million, respectively, for the three and nine months ended September 30, 2020, as compared to $867,000 and $3.8 million, respectively, for the three and nine months ended September 30, 2019. Revenue primarily consisted of revenues under collaborative research and development arrangements, including arrangements with affiliated entities, for the three and nine months ended September 30, 2020 and 2019. The decrease in revenue for the nine-month period year over year was primarily due to less revenue recognized from our collaboration with AstraZeneca, offset by milestone revenue earned from our affiliated entity PLS.
Research and development expenses. Research and development expenses for the three and nine months ended September 30, 2020 were $26.5 million and $67.9 million, respectively, as compared to $19.1 million and $66.0 million, respectively, for the three and nine months ended September 30, 2019. The increase for the three-month period year over year was primarily due to higher drug manufacturing expenses related to our INO-4800, VGX-3100 and other clinical trials of $4.3 million, an increase in engineering services related to our CELLECTRA® 3PSP device array automation project of $3.9 million, higher employee and contractor compensation expense of $3.5 million, an increase in consulting services related to COVID-19 of $2.1 million, higher device inventory expense of $1.6 million, and higher employee stock-based compensation expense of $1.1 million. These increases were offset by an increase in contra-research and development expense recorded from grant agreements of $10.1 million, among other variances. The increase for the nine-month period year over year was primarily due to higher drug manufacturing expenses and outside services related to our INO-4800 clinical trials of $9.3 million, an increase in engineering services related to our CELLECTRA® 3PSP device array automation project of $4.2 million, higher device inventory expense of $3.0 million and higher drug manufacturing expenses related to our VGX-3100 clinical trials of $2.3 million. These increases were offset by an increase in contra-research and development expense recorded from grant agreements of $17.7 million, among other variances.
Contributions received from current grant agreements and recorded as contra-research and development expense were $12.9 million and $26.9 million, respectively, for the three and nine months ended September 30, 2020 as compared to $2.8 million and $9.2 million, respectively, for the three and nine months ended September 30, 2019. The increase for the three-month period year over year was primarily due to increases of $7.7 million, $1.3 million and $943,000 earned under grants from the DoD, CEPI and Gates, respectively, for our INO-4800 and device development activities, among other variances. The increase for the nine-month period year over year was primarily due to increases of $9.5 million, $7.7 million and $1.9 million earned under grants from CEPI, DoD and Gates, respectively, related to our INO-4800 and device development activities, partially offset by a decrease of $1.7 million earned from the Gates grant related to our dMAb technology, among other variances.
General and administrative expenses. General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, were $10.1 million and $28.6 million, respectively, for the three and nine months ended September 30, 2020, as compared to $5.7 million and $18.5 million, respectively, for the three and nine months ended September 30, 2019. The increase for the three-month period year over year was primarily related to an increase in legal expenses of $2.3 million related to the legal proceedings described elsewhere in this report, higher employee and consultant stock-based compensation expense of $951,000, and higher employee compensation of $698,000, among other variances. The increase for the nine-month period year over year was primarily related to an increase in legal expenses of $3.8 million, an increase in expenses for work performed related to corporate marketing and communications of $3.0 million, higher employee and consultant stock-based compensation expense of $2.2 million, and higher employee compensation of $1.1 million, among other variances.
Stock-based compensation. Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense for the three and nine months ended September 30, 2020 was $3.9 million and $11.0 million, respectively. Of these amounts, $2.1 million and $6.2 million, respectively, was included in research and development expenses, and $1.8 million and $4.8 million, respectively, was included in general and administrative expenses. Total employee and director stock-based compensation expense for the three and nine months ended September 30, 2019 was $1.8 million and $8.1 million, respectively. Of these amounts, $922,000 and $5.1 million, respectively, was included in research and development expenses, and $885,000 and $3.0 million, respectively, was included in general and administrative expenses. The year over year increase was primarily related to a higher weighted average grant date fair value for the awards granted in 2020, offset in part by the reversal of previously recorded stock option expense due to the reduction in force in the third quarter of 2019 and an option modification expense recorded in the second quarter of 2019.
Interest income. Interest income for the three and nine months ended September 30, 2020 was $897,000 and $2.4 million, respectively, as compared to $637,000 and $2.0 million, respectively, for the three and nine months ended September 30, 2019. The increase was related to higher interest earned on our higher balance of short-term investment holdings.
Interest expense. Interest expense for the three and nine months ended September 30, 2020 was $2.0 million and $7.6 million, respectively, as compared to $2.4 million and $5.3 million, respectively, for the three and nine months ended September 30, 2019. The decrease for the three-month period year over year was due to less interest expense recorded for our convertible senior notes, or the Notes, due to the partial conversion of the Notes into shares of our common stock in July 2020, as well as less interest expense recorded on our August 2019 Bonds due to their full conversion into shares of our common stock in August 2020. The increase for the nine-month period year over year was due to higher interest expense recorded on the Notes, which were issued during the first quarter of 2019, as well as interest expense from our August 2019 Bonds and December 2019 Bonds, which were issued during the third and fourth quarters of 2019, respectively.
Change in fair value of derivative liability. The change in fair value of derivative liability for the three and nine months ended September 30, 2020 was a decrease of $35.3 million and an increase of $75.7 million, respectively. The change in fair value of derivative liability for both the three and nine months ended September 30, 2019 was a decrease of $2.6 million. We determined that our August 2019 Bonds included an embedded conversion feature that was considered to be a derivative liability requiring bifurcation from the debt instrument and separate recognition in our financial statements. The conversion feature was revalued at the end of each reporting period and immediately prior to the conversion of the August 2019 Bonds in August 2020, with the resulting changes in fair value reflected in the condensed consolidated statements of operations. The derivative liability was derecognized upon the conversion in full of the August 2019 Bonds.

Gain (loss) on investment in affiliated entities. The gain (loss) results from the change in the fair market value of the investments in GeneOne and PLS for a gain of $27.0 million and $36.3 million, respectively, for the three and nine months ended September 30, 2020 as compared to a loss of $486,000 and $1.4 million, respectively, for the three and nine months ended September 30, 2019. During the three months ended September 30, 2020, we sold our full equity interest in GeneOne. We record our investment in PLS at its market value based on the closing price of the shares on the Korea New Exchange Market at each balance sheet date, with changes in fair value reflected in the condensed consolidated statements of operations.
Net unrealized gain on available-for-sale equity securities. The net unrealized gain on available-for-sale equity securities for the three and nine months ended September 30, 2020 of $1.3 million and $625,000, respectively, results from a change in the fair market value of the investments as of September 30, 2020.
Gain on deconsolidation of Geneos. The gain recorded represents the excess of the fair value of our retained noncontrolling investment in Geneos and the carrying amount of the non-controlling interest over the carrying amount of Geneos' assets and liabilities as of June 1, 2020, the date of deconsolidation.
Loss on extinguishment of convertible bonds. Upon the full conversion of our August 2019 Bonds, a loss of $8.2 million was recorded for the difference between the fair value of the derivative liability immediately prior to its derecognition plus the carrying amount of the debt component, and the fair value of our common stock issued upon conversion.
Gain on extinguishment of convertible senior notes. As a result of the partial conversions of the Notes in July 2020, we recorded a $3.1 million gain on extinguishment calculated as the difference between the estimated fair value of the debt and the carrying value of the Notes as of the conversion dates.
Share in net loss of Geneos. The share in net loss of Geneos represents our share of Geneos' losses during the period after deconsolidation.
Income tax benefit/(Provision for income taxes). The income tax benefit of $0 and $170,000 recorded for the three and nine months ended September 30, 2019, respectively, reflected our application of the intraperiod tax allocation rules under which we are required to record a tax benefit in continuing operations to offset the tax provision we recorded directly to other comprehensive income (loss) related to unrealized gains on our short-term investments. There was no income tax benefit or provision recorded for the three and nine months ended September 30, 2020.

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

Working Capital and Liquidity
As of September 30, 2020, we had cash, cash equivalents and short-term investments of $337.2 million and working capital of $335.8 million, as compared to $89.5 million and $62.2 million, respectively, as of December 31, 2019. The increase in cash and short-term investments during the nine months ended September 30, 2020 was primarily due to the net proceeds from the sale of our common stock under at-the-market, or ATM, sales agreements, offset by expenditures related to our research and development activities, clinical trials and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.

Cash Flows
Net cash used in operating activities was $126.8 million and $84.1 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash used in operating activities for the nine months ended September 30, 2020 consisted of net loss of $143.1 million, less use of net cash in operating assets and liabilities of $43.0 million partially offset by net non-cash adjustments of $59.3 million. The net cash used in operating activities included a $30.1 million increase in prepaid expenses and other current assets and a $15.0 million increase in other assets, primarily made up of prepayments for facilities, equipment and manufacturing related to INO-4800. The primary non-cash adjustments to net loss included the increase in fair value of derivative liability of $75.7 million prior to its derecognition, stock-based compensation of $11.8 million, net loss on extinguishment of convertible debt of $5.1 million, interest expense of $3.0 million, depreciation and amortization of $2.7 million and shares of net loss in Geneos of $2.7 million, offset by gain on investment in affiliated entities of $36.3 million and gain on deconsolidation of Geneos of $4.1 million, among other items.

Net cash used in operating activities for the nine months ended September 30, 2019 consisted of net loss of $82.4 million, less use of net cash in operating assets and liabilities of $15.2 million, partially offset by net non-cash adjustments of $13.5 million. The primary non-cash expenses added back to net loss included stock-based compensation of $8.9 million, interest expense of $2.6 million and depreciation and amortization of $3.5 million.
Net cash used in investing activities was $55.1 million and $19.5 million for the nine months ended September 30, 2020 and 2019, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities, offset by the proceeds from the sale of our investment in GeneOne of $40.1 million.
Net cash provided by financing activities was $338.3 million and $95.8 million for the nine months ended September 30, 2020 and 2019, respectively. The variance was primarily due to the significantly higher net proceeds from the sale of common stock under the ATM sales agreement as well as proceeds from stock option exercises in 2020, offset by the net proceeds received from the issuance of Notes and August 2019 Bonds.
Issuances of Notes and Bonds
In December 2019, we completed a private placement of our 1.0% convertible bonds due December 2024, or the December 2019 Bonds, to an institutional investor in Korea for an aggregate principal amount of 4.7 billion Korean Won (KRW) (approximately USD $4.1 million based on the exchange rate on the date of issuance). Net proceeds from the offering were $4.0 million, after deducting the offering expenses payable by us. See Note 9 to the condensed consolidated financial statements included in this report for further discussion.
In August 2019, we completed a private placement of aggregate principal amount of 18 billion KRW (approximately USD $15.0 million based on the exchange rate on the date of issuance) of August 2019 Bonds issued to institutional investors led by Korea Investment Partners. Net proceeds from the offering were $14.5 million, after deducting the offering expenses payable by us. See Note 9 to the condensed consolidated financial statements included in this report for further discussion. In August 2020, the August 2019 Bonds were fully converted into 4,962,364 shares of our common stock.
In the first quarter of 2019, we completed a private placement of $78.5 million aggregate principal amount of Notes, sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds from the offering were $75.7 million, after deducting the initial purchasers' discount and offering expenses payable by us. See Note 9 to the condensed consolidated financial statements included in this report for further discussion. In July 2020, certain holders of the Notes converted principal amount of $19.1 million into an aggregate of 3,546,074 shares of our common stock. In October 2020, certain holders of the Notes converted additional principal amount of $10.0 million into an aggregate of 1,858,044 shares of common stock.
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
On April 3, 2020, we entered into a new sales agreement, or the New Sales Agreement, with the same Placement Agent to sell shares of our common stock. On that same day, we filed a prospectus supplement pursuant to the New Sales Agreement for the offer and sale of our common stock for aggregate gross proceeds of up to $150.0 million. On May 12, 2020 we filed an additional prospectus supplement pursuant to the New Sales Agreement for the offer and sale of our common stock for an additional $100.0 million of gross proceeds, bringing the maximum gross proceeds of sales under the New Sales Agreement to $250.0 million. Through September 30, 2020, we have sold 12,041,178 shares of common stock under the New Sales Agreement for aggregate net proceeds of $121.7 million.
During the nine months ended September 30, 2020, stock options to purchase 1,723,626 shares of common stock were exercised for aggregate net proceeds to us of $9.9 million. During the nine months ended September 30, 2019, stock options to purchase 33,594 shares of common stock were exercised for aggregate net proceeds of $92,000.
As of September 30, 2020, we had an accumulated deficit of $881.9 million. We expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. If these activities are successful and if we receive approval from the FDA to market any of our DNA vaccines, DNA immunotherapies or dMAB product candidates, then we will need to raise additional funding to market and sell the approved vaccine products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that our current cash and short-term investments are sufficient to meet our planned working capital requirements for at least the next twelve months from the date this Quarterly Report is filed.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets, and the recent fluctuations in interest rates and availability of funding in the credit markets primarily impact the performance of our investments. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments at September 30, 2020, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.
The interest rate on our indebtedness, consisting of the Notes and Bonds, is fixed and not subject to fluctuations in interest rates.

Fair Value Measurements
The investment in affiliated entity at September 30, 2020 represents our ownership interest in the Korean-based company PLS. We report this investment at fair value on the condensed consolidated balance sheet using the closing price of PLS shares of common stock as reported on the date of determination on the Korea New Exchange Market.
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the nine months ended September 30, 2020 were made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the sale of our investment in GeneOne, which was denominated in South Korean Won, the issuance of the August 2019 and December 2019 Bonds, which were and are denominated in South Korean Won, and the valuation of our equity investment in PLS, which is denominated in South Korean Won and then translated into United States dollars. We do not have any foreign currency hedging instruments in place.
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
Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2020 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
Securities Litigation
On March 12, 2020, a purported shareholder class action complaint, McDermid v. Inovio Pharmaceuticals, Inc. and J. Joseph Kim, was filed in the United States District Court for the Eastern District of Pennsylvania, naming us and J. Joseph Kim, our Chief Executive Officer, as defendants. The lawsuit alleges that we made materially false and misleading statements regarding our development of a vaccine for COVID-19 in our public disclosures in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On June 18, 2020, the court appointed Manuel Williams to serve as lead plaintiff. On August 3, 2020, the plaintiff filed a consolidated complaint, naming us and three of our officers as defendants. On September 21, 2020, the plaintiff filed his first amended complaint, naming us and three of our officers as defendants. Defendants will file a motion to dismiss plaintiff’s first amended complaint on November 5, 2020.
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
On July 7, 2020, a fourth shareholder derivative complaint, Fettig v. Kim et al., was filed in the United States District Court for the Eastern District of Pennsylvania, naming eight current and former directors as defendants.  The complaint asserts substantially similar claims as those in the consolidated derivative action. On August 27, 2020, the Fettig action was consolidated with the other derivative cases, which remain stayed as explained above.
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
On July 7, 2020, VGXI filed an answer, new matter and counterclaims against us, alleging that we had breached the supply agreement, as well as misappropriation of trade secrets and unjust enrichment. The counterclaims seek injunctive relief, damages, attorneys’ fees, interest, costs and other relief from us. Also, on July 7, 2020, VGXI filed a third-party complaint against Ology Bioservices, Inc., a contract manufacturing organization that we had engaged to provide services similar to those that were being provided by VGXI. On July 27, 2020, we filed an answer to VGXI’s counterclaims, disputing the allegations and the claims raised in VGXI’s filing. On October 1, 2020, we filed a notice of discontinuance of appeal with the Pennsylvania Superior Court. A trial date for the litigation has not been set.
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
The continued spread of COVID-19 globally has and could continue to adversely affect our clinical trial operations, including our ability to initiate and conduct our planned trials on their expected timelines and to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. For example, COVID-19 has adversely impacted the timeline for data collection for our VGX-3100 program. An increasing number of trial participants are either not able or do not feel safe going into healthcare facilities, which is necessary for the collection and completion of data samples for this trial. These concerns are magnified by increasing COVID-19 infection rates, surges in cases globally, and lockdowns now occurring in Europe. As a result, it is taking longer than anticipated to complete the data collection process. Further, the COVID-19 outbreak could result in delays in our clinical trials due to prioritization of hospital resources toward the outbreak, restrictions in travel, potential unwillingness of patients to enroll in trials, patients withdrawing from trials following enrollment as a result of contracting COVID-19 or other health conditions, or the inability of patients to comply with clinical trial protocols as quarantines and travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. These restrictions may delay the conduct of multiple clinical trials including our Phase 1 through 3 clinical trials.
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
We have experienced significant operating losses to date; as of September 30, 2020, our accumulated deficit was approximately $881.9 million. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our DNA vaccine, DNA immunotherapy and dMAB product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.
We are currently subject to litigation and may become subject to additional litigation, which could harm our business, financial condition and reputation.
We may have actions brought against us by stockholders relating to past transactions, changes in our stock price or other matters. For example, during 2020, numerous purported shareholder class action complaints have been filed against us, naming us and our directors and executive officers as defendants, and alleging that we made materially false and misleading statements regarding the development of our INO-4800 vaccine candidate against COVID-19 in violation of certain federal securities laws. We may also become party to litigation with third parties as a result of our business activities. For example, in June 2020 we filed a lawsuit against VGXI, one of our contract manufacturers, seeking to compel VGXI to facilitate the transfer of manufacturing methods, using VGXI’s technology, which would for the large-scale manufacture of INO-4800 by other third-party contract manufacturers that we have engaged and are seeking to engage. In July 2020, VGXI filed a counterclaim against us alleging that we had breached our contract with them, among other claims. Even though we intend to vigorously defend ourselves in the shareholder class action and the litigation with VGXI, there can be no assurance that we will ultimately prevail. These and any potential future actions against us could give rise to substantial damages, which could have a material adverse effect on our consolidated financial position, liquidity or results of operations. Even if an action is not resolved against us, the uncertainty and expense associated with litigation could harm our business, financial condition and reputation, as litigation is often costly, time-consuming and disruptive to business operations. The defense of our existing and potential future lawsuits could also result in diversion of our management's time and attention away from business operations, which could harm our business.
We have limited sources of revenue and our success is dependent on our ability to develop our DNA vaccines, DNA immunotherapies, dMAB and electroporation equipment.
We do not sell any products and may not have any other products commercially available for several years, if at all. Our ability to generate future revenues depends heavily on our success in:
•developing and securing United States and/or foreign regulatory approvals for our product candidates, including securing regulatory approval for conducting clinical trials with product candidates;
•developing our electroporation-based DNA delivery technology; and
•commercializing any products for which we receive approval from the FDA and foreign regulatory authorities.
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
During 2019, we sold $78.5 million aggregate principal amount of 6.50% convertible senior notes due 2024, or the Notes, as well as $4.1 million aggregate principal amount of 1.0% convertible bonds due December 2024, or the December 2019 Bonds. We also sold $15.0 million of convertible bonds in August 2019 which we fully converted into shares of our common stock in August 2020. A portion of the Notes were also converted into shares of our common stock in July 2020 and October 2020, although the substantial majority of the Notes remain outstanding as of the date of this report. We may incur additional indebtedness to meet our future financing needs. Our existing indebtedness and potential future indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders if we issue additional shares of our common stock upon conversion of any convertible debt, such as the Notes and the December 2019 Bonds, in accordance with their respective terms; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
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
Conducting the costly and time-consuming research, pre-clinical studies and clinical testing necessary to obtain regulatory approvals and bring our product candidates and delivery technology to market will require a commitment of substantial funds in excess of our current capital. Our future capital requirements will depend on many factors, including, among others:
•the progress of our current and new product development programs;
•the progress, scope and results of our pre-clinical and clinical testing;
•the time and cost involved in obtaining regulatory approvals;
•the cost of manufacturing our products and product candidates;
•the cost of prosecuting, enforcing and defending against patent infringement claims and other intellectual property rights;
•debt service obligations on the Notes and the December 2019 Bonds;
•competing technological and market developments; and
•our ability and costs to establish and maintain collaborative and other arrangements with third parties to assist in potentially bringing our products to market.
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
We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:
•variations in the level of expenses related to our electroporation equipment, product candidates or future development programs;
•expenses related to corporate transactions, including ones not fully completed;
•addition or termination of clinical trials or funding support;
•any intellectual property infringement lawsuit in which we may become involved;
•any legal claims that may be asserted against us or any of our officers;
•regulatory developments affecting our electroporation equipment and product candidates or those of our competitors;
•debt service obligations on the Notes and the December 2019 Bonds;
•changes in the fair value of our investments, including investments in affiliated entities;
•our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements; and
•if any of our products receives regulatory approval, the levels of underlying demand for our products.
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
Our products could fail to complete the clinical trial process for many reasons, including the following:
•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our electroporation equipment or product candidate is safe and effective for any indication;
•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•we may not be successful in enrolling a sufficient number of participants in clinical trials;
•we may be unable to demonstrate that our electroporation equipment or product candidate's clinical and other benefits outweigh its safety risks;
•we may be unable to demonstrate that our electroporation equipment or product candidate presents an advantage over existing therapies, or over placebo in any indications for which the FDA requires a placebo-controlled trial;
•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a new drug application or other submission or to obtain regulatory approval in the United States or elsewhere;
•the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of us or third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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

Delays in the commencement or completion of clinical testing could significantly affect our product development costs. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. In addition, ongoing clinical trials may not be completed on schedule, or at all, and could be placed on a hold by the regulators for various reasons. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:
•obtaining regulatory approval to commence a clinical trial;
•adverse results from third party clinical trials involving gene-based therapies and the regulatory response thereto;
•reaching agreement on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•future bans or stricter standards imposed on clinical trials of gene-based therapy;
•manufacturing sufficient quantities of our electroporation equipment and product candidates for use in clinical trials;
•obtaining institutional review board, or IRB, approval to conduct a clinical trial at a prospective site;
•slower than expected recruitment and enrollment of patients to participate in clinical trials for a variety of reasons, including competition from other clinical trial programs for similar indications;
•conducting clinical trials with sites internationally due to regulatory approvals and meeting international standards;
•retaining patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up;
•collecting, reviewing and analyzing our clinical trial data; and
•global unrest, global pathogen outbreaks or pandemics, terrorist activities, and economic and other external factors.

As described elsewhere in this report, our planned clinical development of INO-4800 as a potential COVID-19 vaccine has been placed on partial clinical hold by the FDA. We may not commence our planned Phase 2/3 clinical trial of INO-4800 until we satisfactorily resolve the FDA’s questions regarding the trial. There can be no assurance that we will be successful in obtaining FDA approval to proceed.
Clinical trials may also be delayed as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:
•failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
•inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
•unforeseen safety issues; and
•lack of adequate funding to continue the clinical trial.

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
Even if United States regulatory approval is obtained, the FDA may still impose significant restrictions on a product's indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. This governmental oversight may be particularly strict with respect to gene-based therapies. Our products will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, record keeping and submission of safety and other post-market information. For example, the FDA strictly regulates the promotional claims that may be made about medical products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. However, companies may in certain circumstances share truthful and not misleading information that is otherwise consistent with the product’s FDA approved labeling. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:
•issue Warning Letters or untitled letters;
•impose civil or criminal penalties;
•suspend regulatory approval;
•suspend any ongoing clinical trials;
•refuse to approve pending applications or supplements to applications filed by us;
•impose restrictions on operations, including costly new manufacturing requirements; or
•seize or detain products or require us to initiate a product recall.
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
The use of our electroporation equipment and DNA vaccine, DNA immunotherapy and dMAB candidates in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. For example, pharmaceutical companies have been subject to claims that the use of some pediatric vaccines has caused personal injuries, including brain damage, central nervous system damage and autism, and these companies have incurred material costs to defend these claims. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•decreased demand for our product candidates;
•impairment of our business reputation;
•withdrawal of clinical trial participants;
•costs of related litigation;
•distraction of management's attention from our primary business;
•substantial monetary awards to patients or other claimants;
•loss of revenues; and
•inability to commercialize our products.
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
The commercial success of our electroporation equipment and product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by both the medical community and patient population. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for optimal commercial success. The degree of market acceptance of any of our approved products will depend on a number of factors, including:
•our ability to provide acceptable evidence of safety and efficacy;
•the relative convenience and ease of administration;
•the prevalence and severity of any actual or perceived adverse side effects;
•limitations or warnings contained in a product's FDA-approved labeling, including, for example, potential “black box” warnings
•availability of alternative treatments;
•pricing and cost effectiveness;
•the effectiveness of our or any future collaborators' sales and marketing strategies;
•our ability to obtain sufficient third-party coverage and adequate reimbursement; and
•the willingness of patients to pay out of pocket in the absence of third-party coverage.
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
In both the United States and certain foreign jurisdictions there have been, and we anticipate there will continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell any of our products profitably. In the United States, the federal government enacted healthcare reform legislation, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA. Among the ACA’s provisions of importance to the pharmaceutical industry are that it:
•imposed an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, although the effective rate paid may be lower. Under the Consolidated Appropriations Act of 2016, the excise tax was suspended through December 31, 2017, and under the continuing resolution on appropriations for fiscal year 2018, or 2018 Appropriations Resolution, signed by President Trump on January 22, 2018, was further suspended through December 31, 2019;
•created an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;
•increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;
•created new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected;

•expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•expanded the entities eligible for discounts under the Public Health program;
•created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•established a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending that began on January 1, 2011; and
•created a licensure framework for follow on biologic products.
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
The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to make and implement healthcare reforms may adversely affect:
•our ability to set a price we believe is fair for our products;
•our ability to generate revenues and achieve or maintain profitability;
•the availability of capital; and
•our ability to obtain timely approval of our products.

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
Certain federal, state, local and foreign healthcare laws and regulations pertaining to fraud and abuse, transparency, patients' rights, and privacy are applicable to our business. The laws that may affect our ability to operate include:
•the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, people from soliciting, receiving or providing remuneration, directly or indirectly, to induce or reward either the referral of an individual, or ordering, or leasing of an item, good, facility or service, for which payment may be made by a federal healthcare program such as Medicare or Medicaid. The intent standard under the federal healthcare program Anti-Kickback Statute was amended by the ACA to a stricter standard such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the ACA codified case law that a claim including items or services resulting from a violation of the federal healthcare program Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
•federal civil and criminal false claims laws, including the civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal healthcare program Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on certain individuals and entities;
•the Physician Payments Sunshine Act, created under the ACA, which requires pharmaceutical companies to record any transfers of value made to doctors and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, and to annually report such data to CMS;
•the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples;
•the U.S. Foreign Corrupt Practices Act, which, among other things, prohibits companies issuing stock in the U.S. from bribing foreign officials for government contracts and other business;
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state and local laws requiring the registration of pharmaceutical sales and medical representatives, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•additional state and local laws such as laws in California and Massachusetts, which mandate implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other state and local laws, such as laws in Vermont, Maine, and Minnesota which require reporting to state governments of gifts, compensation, and other remuneration to physicians.
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

In addition, future acquisitions may entail numerous operational and financial risks, including:
•exposure to unknown liabilities;
•disruption of our business and diversion of our management's time and attention to develop acquired products or technologies;
•incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;
•higher than expected acquisition and integration costs;
•increased amortization expenses;
•difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
•impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
•inability to retain key employees of any acquired businesses.
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
The degree of future protection for our intellectual property rights is uncertain, because legal decision-making can be unpredictable, thereby often times resulting in limited protection, which may not adequately protect our rights or permit us to gain or keep our competitive advantage, or resulting in an invalid or unenforceable patent. For example:
•we, or the parties from whom we have acquired or licensed patent rights, may not have been the first to file the underlying patent applications or the first to make the inventions covered by such patents;
•the named inventors or co-inventors of patents or patent applications that we have licensed or acquired may be incorrect, which may give rise to inventorship and ownership challenges;
•others may develop similar or alternative technologies, or duplicate any of our products or technologies that may not be covered by our patents, including design-arounds;
•pending patent applications may not result in issued patents;

•the issued patents covering our products and technologies may not provide us with any competitive advantages or have any commercial value;
•the issued patents may be challenged and invalidated, or rendered unenforceable;
•the issued patents may be subject to reexamination, which could result in a narrowing of the scope of claims or cancellation of claims found unpatentable;
•we may not develop or acquire additional proprietary technologies that are patentable;
•our trademarks may be invalid or subject to a third party's prior use; or
•our ability to enforce our patent rights will depend on our ability to detect infringement, and litigation to enforce patent rights may not be pursued due to significant financial costs, diversion of resources, and unpredictability of a favorable result or ruling.
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
If a third party claims that we infringe its intellectual property rights, it could cause our business to suffer in a number of ways, including:
•we may become involved in time-consuming and expensive litigation, even if the claim is without merit, the third party's patent is invalid or we have not infringed;

•we may become liable for substantial damages for past infringement if a court decides that our technologies infringe upon a third party's patent;
•we may be enjoined by a court to stop making, selling or licensing our products or technologies without a license from a patent holder, which may not be available on commercially acceptable terms, if at all, or which may require us to pay substantial royalties or grant cross-licenses to our patents; and
•we may have to redesign our products so that they do not infringe upon others' patent rights, which may not be possible or could require substantial investment or time.
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
In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price may be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. Period to period comparisons are not indicative of future performance. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:
•developments concerning any research and development, clinical trials, manufacturing, and marketing efforts or collaborations, particularly developments concerning the prospects of INO-4800 as a potential vaccine candidate against COVID-19;
•fluctuating public or scientific interest in the potential for COVID-19 and other pandemic or other applications for our vaccine or other product candidates;
•our announcement of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•fluctuations in our operating results;
•announcements of technological innovations;
•new products or services that we or our competitors offer;
•changes in the structure of healthcare payment systems;
•the initiation, conduct and/or outcome of intellectual property and/or litigation matters;
•changes in financial or other estimates by securities analysts or other reviewers or evaluators of our business;
•conditions or trends in bio-pharmaceutical or other healthcare industries;
•regulatory developments in the United States and other countries;
•negative perception of gene-based therapy;
•changes in the economic performance and/or market valuations of other biotechnology and medical device companies;
•additions or departures of key personnel;
•sales or other transactions involving our common stock;
•changes in our capital structure;
•sales or other transactions by executive officers or directors involving our common stock;
•changes in accounting principles;
•global unrest, terrorist activities, and economic and other external factors; and
•catastrophic weather and/or global disease pandemics, such as the recent COVID-19 outbreak.
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
Our amended and restated certificate of incorporation contains provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
•the authority of our board of directors to issue shares of undesignated preferred stock and to determine the rights, preferences and privileges of these shares, without stockholder approval;
•all stockholder actions must be effected at a duly called meeting of stockholders and not by written consent; and
•the elimination of cumulative voting.
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
As a public company listed in the United States, we incur significant legal, accounting and other costs that could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and stock exchanges, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-

generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
In August 2020, the August 2019 Bonds were fully converted into 4,962,364 shares of our common stock.

Each of the foregoing issuances of shares of common stock were made in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by the registrant and existing security holders where no commission or other remuneration is paid or given directly or indirectly by the registrant for soliciting such exchange.

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

Inovio Pharmaceuticals, Inc.

Date:	November 9, 2020	By	/s/ J. JOSEPH KIM
J. Joseph Kim President, Chief Executive Officer and Director (On Behalf of the Registrant)

Date:	November 9, 2020	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)