Form 10-K
period 2020-12-31
INOVIO PHARMACEUTICALS, INC.
filed 2021-03-01
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No    ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of June 30, 2020 was approximately $4.2 billion based on $26.95 per share, the closing price on that date of the Registrant’s Common Stock on the Nasdaq Global Select Market.
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 207,632,584 as of February 26, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders (the “Proxy Statement’) are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2020.

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
This Annual Report includes trademarks and registered trademarks of Inovio Pharmaceuticals, Inc. Products or service names of other companies mentioned in this Annual Report may be trademarks or registered trademarks of their respective owners. References herein to “we,” “our,” “us,” “INOVIO” or the “Company” refer to Inovio Pharmaceuticals, Inc. and its subsidiaries. References herein to “DNA medicines” refers to INOVIO’s product candidates for cancer and infectious diseases in development.
Company Overview
INOVIO is a biotechnology company focused on rapidly bringing to market precisely designed DNA medicines to treat and protect people from infectious diseases, cancer, and diseases associated with human papillomavirus (HPV). Our DNA medicines pipeline is comprised of three types of product candidates: DNA vaccines, DNA immunotherapies and DNA encoded monoclonal antibodies (dMAbs®). In clinical trials, we have demonstrated that DNA medicines can be delivered directly into cells in the body through our proprietary smart device to consistently activate robust and fully functional T cell and antibody responses against targeted pathogens and cancers.
Our corporate strategy is to advance, protect and, once approved, commercialize our novel DNA medicines to meet urgent and emerging global health needs. We continue to advance and clinically validate an array of DNA medicine candidates that target HPV-associated diseases, cancer, and infectious diseases, such as COVID-19 (SARS-CoV-2). We aim to advance these candidates through commercialization and continue to leverage third-party resources through collaborations and partnerships, including product license agreements.
Our novel DNA medicine candidates are made using our proprietary SynCon® technology that uses a computer algorithm to identify and optimize the DNA sequence of the target antigen (proteins associated with a cancer or infectious disease that the body will recognize as foreign or not normal). INOVIO then creates optimized plasmids, which are circular strands of DNA that instruct a cell to produce the target antigen to help the person’s immune system recognize and destroy cancerous or virally infected cells.
Our patented CELLECTRA® smart delivery devices provide optimized uptake, or absorption, of our DNA medicines within the cell, overcoming a key limitation of other DNA-based technology approaches.
Human clinical trial data to date has shown a favorable safety profile of our DNA medicines in more than 7,000 administrations across more than 3,000 patients.
Specifically, our lead product candidate VGX-3100, currently in Phase 3 trials for precancerous cervical high-grade squamous intraepithelial lesions (HSIL), cleared high-risk HPV-16 and/or HPV-18 in a Phase 2b clinical trial. Also in clinical development are programs targeting HPV-associated cancers and a rare HPV-associated disease, recurrent respiratory papillomatosis (RRP); non-HPV-associated cancers glioblastoma multiforme (GBM) and prostate cancer; as well as externally funded infectious disease DNA vaccine development programs in Zika, Lassa fever, Ebola, HIV, and coronaviruses associated with MERS and COVID-19 diseases.
For our COVID-19 vaccine program, INO-4800, we published Phase 1 clinical data from the first cohort of 40 participants in EClinicalMedicine, an open access clinical journal published by The Lancet, in December 2020. The paper, titled

"Safety and immunogenicity of INO-4800 DNA vaccine against SARS-CoV-2: a preliminary report of an open-label, Phase 1 clinical trial," found that INO-4800 was immunogenic in all vaccinated subjects, effectively generating an immune response of humoral (including neutralizing antibodies) and/or cellular responses (both CD4 and CD8 T cells). Furthermore, the 1.0 mg and 2.0 mg dose groups both demonstrated seroconversion in 95% of subjects, respectively, with 78% demonstrating neutralizing antibodies in the 1.0 mg dose group and 84% demonstrating neutralizing antibodies in the 2.0 mg dose group. Cellular (T cell) response were observed to multiple regions of the spike protein, including the receptor binding domain region. 74% had measurable cellular responses at the 1.0 mg dose group and 100% of the subjects in the 2.0 mg dose group demonstrated cellular responses.
We are currently conducting the Phase 2 segment of our planned Phase 2/3 clinical trial for INO-4800, called INNOVATE (INOVIO INO-4800 Vaccine Trial for Efficacy). INNOVATE is a randomized, blinded, placebo-controlled safety and efficacy trial of INO-4800 conducted in adults in the U.S. It is being funded by the U.S. Department of Defense (DoD) Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (JPEO-CBRND) in coordination with the Office of the Assistant Secretary of Defense for Health Affairs (OASD (HA)) and the Defense Health Agency (DHA).
The DoD agreed to provide funding for both the Phase 2 and Phase 3 segments of the INNOVATE clinical trial, in addition to the $71.1 million of funding previously announced in June 2020 for the large-scale manufacture of the company's proprietary smart device, CELLECTRA® 3PSP, production of doses and the procurement of CELLECTRA® 2000 devices.
Our partners and collaborators include Advaccine Biopharmaceuticals Suzhou Co., Ltd. (Advaccine), ApolloBio Corporation, AstraZeneca, the Bill & Melinda Gates Foundation, CEPI, DARPA/JPEO-CBRND)/DoD, HIV Vaccines Trial Network, International Vaccine Institute (IVI), Kaneka Eurogentec, Medical CBRN Defense Consortium (MCDC), National Cancer Institute, National Institutes of Health, National Institute of Allergy and Infectious Diseases, Ology Bioservices, the Parker Institute for Cancer Immunotherapy, Plumbline Life Sciences, Regeneron, Richter-Helm BioLogics, Thermo Fisher Scientific, University of Pennsylvania, Walter Reed Army Institute of Research, and The Wistar Institute.
Summary Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Item 1A. Risk Factors herein. These risk factors include, but are not limited to, the following:
•Our business could be adversely affected by the effects of health epidemics, including the global COVID-19 pandemic.
•We have incurred significant losses in recent years, expect to incur significant net losses in the foreseeable future and may never become profitable.
•We are currently subject to litigation and may become subject to additional litigation, which could harm our business, financial condition and reputation.
•Our planned clinical development of INO-4800 as a potential COVID-19 vaccine has been placed on partial clinical hold by the FDA, which may cause delays in the commencement of our planned Phase 3 clinical trial or completion of clinical testing, both of which could result in increased costs to us and delay or limit our ability to proceed to commercialization and generate revenues.
•There can be no assurance that the product we are developing for COVID-19 would be granted an Emergency Use Authorization by the FDA or similar authorization by regulatory authorities outside of the United States if we were to decide to apply for such an authorization. If we do not apply for such an authorization or, if we do apply and no authorization is granted or, once granted, it is terminated, we will be unable to sell our product in the near future and instead, will be required to pursue the biologic licensure process in order to sell our product, which is lengthy and expensive.
•Delays in the commencement or completion of clinical testing could result in increased costs to us and delay or limit our ability to generate revenues.
•None of our human vaccine candidates, including INO-4800, or our immunotherapy and DNA encoded monoclonal antibody product candidates have been approved for sale, and we may never develop commercially successful vaccine, immunotherapy or monoclonal antibody products.
•We will need substantial additional capital to develop our DNA vaccines, DNA immunotherapies and dMAb programs and electroporation delivery technology.
•If we lose or are unable to secure collaborators or partners, or if our collaborators or partners do not apply adequate resources to their relationships with us, our product development and potential for profitability will suffer.
•A small number of licensing partners and government contracts account for a substantial portion of our revenue.
•We have agreements with government agencies, which are subject to termination and uncertain future funding.
•We face intense and increasing competition and many of our competitors have significantly greater resources and experience.

•If we and the contract manufacturers upon whom we rely fail to produce our electroporation devices and product candidates in the volumes that we require on a timely basis, or at all, or fail to comply with their obligations to us or with stringent regulations, we may face delays in the development and commercialization of our electroporation equipment and product candidates.
•It is difficult and costly to generate and protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.
•If we are sued for infringing intellectual property rights of third parties, it will be costly and time-consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.
Our Differentiated DNA Medicines Platform
Overview of Our Platform
Our DNA medicines platform uses precisely designed DNA plasmids, which are circular strands of DNA that contain an optimized genetic sequence of an antigen (protein) or monoclonal antibody specific to a targeted disease to be produced inside a patient's own body. Our proprietary design and optimization process for our DNA plasmids is called SynCon®. These plasmids are delivered directly into cells in the body intramuscularly or intradermally via our proprietary CELLECTRA® smart devices, which use brief electrical pulses to reversibly open small pores in the cell, enabling DNA plasmids to enter. Once inside the cell, the plasmids instruct the body’s cellular machinery to temporarily produce the target antigen or monoclonal antibody. We believe our DNA medicines platform offers versatile capabilities, both in terms of addressing a number of disease targets as well as providing us with several product development opportunities.
The characteristics and core components of our DNA medicines platform include:
1. SynCon® Design Process: Our SynCon® optimized plasmids have shown the ability to help break the immune system’s tolerance of cancerous or infected cells and facilitate cross-strain protection against unmatched and matched pathogen variants.
2. CELLECTRA® Smart Device: Once our DNA medicines are injected into the cells of the body using our proprietary smart device, the DNA plasmids instruct the cell to temporarily produce the target antigen or monoclonal antibody. The antigen is processed naturally in the cell and induces the immune system to generate antibodies and/or T cells that perform preventive or therapeutic functions. Similarly, dMAbs® generated in this manner can also trigger desired immune system functions.
3. Our DNA medicines have generated best-in-class in vivo (within the body) immune responses: With our core platform technology, we have developed a pipeline of clinical-stage product candidates that have generated best-in-class in vivo immune responses, in particular CD4+ and CD8+ T cells that are fundamental in eliminating cancerous or infected cells.
4. Our DNA medicines work naturally with the immune system: Compared to other technologies, our DNA medicines are designed to work more naturally with the immune system to reduce or minimize the risk of unwanted inflammatory responses.
The mechanism of action for our DNA medicines and the process for administration of our DNA medicines are summarized in the following graphic:

INOVIO
POWERING DNA MEDICINES™

DNA Medicines Explained

Virus
Viral genes
Selected gene
DNA medicine plasmid
DNA medicine plasmids
Antigens
Skin cell
Transfected cells
Immune cells
Lymph node
Immune cells
Antigen-presenting cell
Antibodies
Killer T cells
Blocked viruses

© 2020 INOVIO Pharmaceuticals, Inc. All rights reserved.

INOVIO Technology – Powering Potent Antigen Specific Immune Responses

INOVIO DNA medicines power a patient's immune system to generate functional antibodies and killer T cells *in vivo* to fight cancer and infectious disease

1. Identify diverse strains/variants of a target virus or cancer

Antigen Y
Strain 2
Antigen Y
Strain X
Antigen Y
Strain 1

2. Assess gene sequence of selected antigen(s) from chosen strains/variants of the virus or cancer

3. Create optimal Consensus Sequence for the selected antigen

Sequence 1	EMEKIVLLFAIV…SL
Sequence 2	AMESIVLLFAIV…SL
Sequence X Consensus	AMEKIVILLFAIV…SK
	AMEKIVILLFAIV…SL

4. Insert SynCon sequence for each selected antigen into a separate precisely designed plasmid

DNA Medicine
DNA Medicine

5. Manufacture DNA medicine and deliver into muscle (IM) or skin (ID) using CELLECTRA® proprietary smart device

Intramuscular Device for Pre-Cancers & Cancers

INOVIO

Intradermal Device for Vaccines

6. Protective antibody and killer T cells (CD8) produced by immune system

INOVIO
POWERING DNA MEDICINES™

27

Nucleic Acid Vaccines: Similarities and Differences between DNA and mRNA-based Approaches
The use of nucleic acid-based vectors (DNA or RNA) as an alternative to traditional immunization is a strategy that has been under development for many years. We believe that the approval for emergency use authorization of two mRNA-based vaccines for COVID-19 in 2020 proves the power of nucleic acids, which are also core to DNA-based vaccines.
DNA-based vaccines are composed of purified, closed-circular plasmid DNA containing genes that encode target antigens. Historical studies have shown the ability for DNA-based vaccines to generate immune responses against various pathogens in diverse animal species. Immunization with DNA-based plasmids has also been successfully attempted in several tissues by various routes of administration, with most experiments being conducted with DNA delivered to skeletal muscle or the skin. Past experimental studies involving nucleic acid vaccines targeted a broad range of infectious diseases which included leishmaniasis, tuberculosis, malaria, and hepatitis.
Over the past decade, the scientific community and the vaccine industry have been asked to respond urgently to various epidemics, including but not limited to: H1N1 influenza, Ebola, Zika and, most recently, SARS-CoV-2, the virus that causes COVID-19. Today, multiple platforms are under development in the fight against COVID-19. Among those are DNA- and RNA-based platforms, along with those for developing viral vectors and recombinant-subunit vaccines.
INOVIO’s efforts to develop a DNA vaccine candidate for COVID-19 is based on the suitability and scalability of our DNA medicines platform, as well as our track record of rapidly generating promising countermeasures against previous pandemic threats. INOVIO was the first company to advance a vaccine against MERS-CoV, a related coronavirus, into clinical evaluation in humans.
INOVIO’s DNA Medicines’ Differentiation from mRNA
While DNA and RNA both use fragments of genetic materials that, once injected, instruct the body to fight pathogens, cancer and infectious disease, there are unique advantages to DNA vaccines compared to RNA vaccines. While it has been demonstrated that DNA vaccines allow for the option of repeated administration, RNA vaccines specific nanolipidic formulation may impair re-administration, and, on balance, they have resulted in weaker CD8 T cell responses, require colder storage temperature than Antarctica for transportation, require complex lipid nano particle (LNP) formulations for scaling, and are on average more expensive when considering manufacturing and distribution. INOVIO’s DNA vaccines offer several key potential advantages:
a.Well-tolerated: Our DNA vaccines appear to be well-tolerated when evaluated against multiple disease targets.

b.Stability of Product: Our DNA vaccines are stable for more than a year at room temperature or for more than a month at 37º C, have a five-year projected shelf life at normal refrigeration temperature and do not require frozen cold storage or shipping.
c.Rapid Design and Manufacture: Similar to mRNA vaccines, our DNA vaccines can be rapidly designed and scaled, which are critical aspects in addressing global pandemics like COVID-19.
d.T Cell Responses: Our DNA vaccines have demonstrated ability to generate high levels of T cell (CD4+ and CD8+) responses along with antibody responses. The CD8+ T cell responses in particular are regarded to be very important in their ability to clear tumor cells in the body as well as to fight off infections.
e.Ability to Safely Readminister DNA Vaccines: Our DNA vaccines have been used to boost our vaccines’ immunity profile with repeat administration with our DNA vaccines. Our DNA vaccines could be safely readministered if immunity weans, offering the possibility for seasonal boosting usage without any concerns of generating an anti-vector response.
Our DNA Medicines Platform in Detail: Delivery Science
The goal of our DNA medicines platform is to generate and deliver safe and effective therapeutics and vaccines. Our technologies allows us to enable in vivo generation of functional immune responses to achieve desired therapeutic and preventive outcomes. Historically, we have focused primarily on in vivo production of disease-specific antigens directly in the body to stimulate prophylactic or therapeutic immune responses. More recently, we have explored an additional new application for the platform: in vivo generation of monoclonal antibodies to achieve preventive and therapeutic outcomes complementary to our antigen-generating immunotherapies.
With these core technologies, we have developed a robust pipeline of 15 clinical-stage programs that have generated robust in vivo immune responses, in particular CD4+ and CD8+ T cell responses, which are fundamental in eliminating cancerous or infected cells.
There are two components to our DNA medicines platform. The first is a biological component, by which we encode proteins (antigens, monoclonal antibodies, interleukins i.e.IL-12) into closed-circular DNA plasmids. These DNA plasmids encode highly optimized antigens or transgene proteins that drive increased expression intracellularly while also driving immune responses. The second component is our proprietary CELLECTRA® smart devices technology, which facilitates delivery of the DNA plasmids.
The resulting immune responses from DNA medicine administration then neutralize or eliminate infectious agents, such as viruses, bacteria, and other microorganisms, or abnormal cells, such as malignant tumor or infected cells. T cells can be immediately “trafficked” to parts of the body where cells are displaying the target antigen. Memory cells are also created for durable effects.
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
For each antigen, we create a new genetic sequence that represents a nucleotide consensus sequence of the targeted antigen from multiple virus variants or strains. We can create a differentiated SynCon® variant to help the immune system better recognize a cancer self-antigen (from a cancerous cell grown in the body) and “break the tolerance” of those cancer cells within the body. In human clinical trials, we have generated immune responses with SynCon® DNA medicines that were not matched to different strains of an infectious disease, such as influenza or HIV, indicating that such immunotherapies may have more universal protective capabilities against unmatched strains of a circulating virus. As a result, these SynCon® constructs may provide a solution to broadly cover the genetic “shift” and “drift” that is typical of many infectious diseases. Since the new engineered Syncon® sequence is closely similar to the originating sequences but does not match any, so we believe it is patentable.
The SynCon® sequence is then inserted into a circular DNA plasmid with its own promoter. The plasmid is optimized at the DNA level for codon usage, improved stability of mRNA, and provided with enhanced and proprietary leader sequences for ribosome loading; it is optimized at the genetic level to enable high expression in human cells. We believe these design capabilities allow us to better target appropriate immune system mechanisms and produce a higher level of the coded antigen to enhance the overall ability of the immunotherapy to induce the desired immune response.
The plasmids are then manufactured in a bacterial fermentation process using scalable technology. These manufactured DNA medicines can be stable under normal environmental conditions for extended periods of time.
Our DNA medicines platform also allows for rapid design, pre-clinical testing, manufacturing at scale, and clinical development of both our DNA vaccine and DNA immunotherapy product candidates. Speed is an important feature, particularly as it relates to developing a response to globally emerging infectious diseases such as COVID-19. Responses to emerging infectious diseases that we have been involved in are described in more detail below.
CELLECTRA® Delivery Technology
Our DNA medicines are delivered directly into cells of the body intramuscularly or intradermally in a small local area of tissue using our proprietary CELLECTRA® smart devices. CELLECTRA® smart devices use brief electrical pulses to reversibly open small pores in the cell, enabling DNA plasmids to enter. Through this process, the cellular uptake of the DNA plasmids increases by more than 1,000 fold compared to the injection of a DNA plasmid alone without other delivery mechanisms. This improved cellular uptake has enabled the immune responses observed in our clinical trials along with the efficacy results generated by these immune responses.
Alternative delivery approaches based on the use of virus-based vectors, bacteria, nanoparticles and lipids are complex and expensive and have generated safety concerns. Because those alternative delivery vectors themselves possess many additional antigens specific to the vector, they can attract unwanted immune responses that are believed to compromise the vectors’ ability to deliver their genetic “payload” and produce the desired immune response. In contrast, a DNA plasmid vector possesses no antigens of its own, the plasmid results in production of only the target antigen.
We have published preclinical data in which we observed improved immune responses generated by our SynCon® DNA medicines delivered using CELLECTRA® smart devices compared to a leading viral vector-based approach (Adenovirus type 5). The delivery of DNA medicines using CELLECTRA® smart devices to date has shown a favorable safety profile in clinical trials, without serious adverse events and only transient and mild local injection-related side effects such as redness and swelling. Our delivery system based approach is designed to be tolerable without the need for an anesthetic, and because it does not induce side effects, it can be repeatedly administered for booster/maintenance vaccinations.
We believe our CELLECTRA® smart devices provide a straightforward, cost-effective method for delivering our DNA medicines into cells with high efficiency, minimal complications and the ability to enable what we believe to be clinically relevant levels of gene expression, immune responses, and efficacy.
Choice of Tissue for DNA Medicine Delivery
Skeletal muscle has been a core focus for delivery of DNA medicines via CELLECTRA® because it is mainly composed of large, elongated cells that are non short-term dividing, meaning that longer-term expression can be obtained without integration of the gene of interest into the genome. We have generated pre-clinical and clinical evidence that muscle cells may have a capacity for secretion of proteins into the bloodstream. Secreted therapeutic proteins may therefore act systemically and produce therapeutic effects in distant tissues of the body. In this respect, the muscle functions as a production factory for the biopharmaceutical needed by the body. We envision that CELLECTRA®-delivered DNA medicines to muscle cells will circumvent the costly and complicated production procedures of viral based delivery vectors, bacterial based delivery vectors, protein-based drugs, conventional vaccines and recombinant monoclonal antibodies. This approach may provide long-term stable expression of a therapeutic protein or monoclonal antibody at a sustained level.
In addition to generating pre-clinical and clinical evidence that intramuscular DNA delivery can be effective for a number of immunotherapies, we are also exploring delivery to the skin as an optimal route of administration for DNA vaccines. Skin, or intradermal, administration is an attractive site for immunization given its high density of antigen presenting cells. Unlike muscle, skin is the first line of defense against most pathogens and is therefore rich in immune cells and molecules that may generate a robust immune response. With intradermal delivery, we may be able to demonstrate a comparable cellular immune response to muscle delivery.
Our CELLECTRA® Smart Delivery Systems
There are several configurations in the CELLECTRA® smart device family. The first configuration covers intramuscular (IM) delivery, while the second covers intradermal/subcutaneous delivery (ID). Smart devices with these configurations have been validated, manufactured under Current Good Manufacturing Practices (cGMP) and are being used in human clinical trials. We have filed device master files with the U.S. Food and Drug Administration (FDA) covering the use of the CELLECTRA® smart devices in human clinical trials.
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
The medical arm of the U.S. Defense Threat Reduction Agency (DTRA) has agreed to fund the further development of our commercial ID delivery device or CELLECTRA 3PSP®. DTRA provided $8.14 million of grant funding to support us in developing a small, portable, battery-powered ID device to be branded as CELLECTRA®-3PSP, which will be used in the administration of our vaccines and therapies, including DTRA-developed products. In addition to the development of CELLECTRA® _3PSP, this award will fund the investigation of DNA vaccines developed by the U.S. Army Medical Research Institute of Infectious Diseases (USAMRIID) using the new device.
In June 2020, we were awarded $71.1 million in funding from the U.S. Department of Defense (DoD) to support the large-scale manufacture of the CELLECTRA® 3PSP smart device, production of doses and the procurement of CELLECTRA® 2000 devices. The DoD contract, from the JPEO-CRBND-EB through funding provided by the Defense Health Program, builds upon two separate prior $5 million grants from the Bill & Melinda Gates Foundation and CEPI, to accelerate the testing of CELLECTRA® 3PSP.
Background on DNA Medicines and Immuno-Oncology
Multiple technology advancements and product approvals have highlighted the potential of immunotherapies to usher in a new era of cancer therapeutics. Monoclonal antibodies (mAbs) such as Herceptin® and dendritic cell therapy Provenge® for prostate cancer have had varying degrees of success. While a significant step forward, suitable monoclonal antibodies with desired characteristics have been difficult to design or identify and expensive to produce, and the technology does not lend itself to designing mAbs for many diseases. Dendritic, or other cell-based therapy, is a highly personalized medicine involving removing cells from the patient, modifying, multiplying, and then returning them to the body. In addition to the high-cost and complex processes to manufacture products, a weakness of this approach is that it has not been shown to generate high levels of cancer-specific T cells.
Progress in the field of immune checkpoint inhibitors (CIs) has resulted in optimism regarding the potential for new immunotherapies against a spectrum of cancers. The immune system relies on a safeguard system of checkpoint mechanisms to prevent excessive or incorrectly directed immune responses. Many cancer cells can “hijack” these checkpoints and neutralize T cells sent by the immune system to eliminate them. CIs prevent cancer cells’ from interfering with these checkpoints and enable T cells (especially CD8+ killer T cells) to complete their killing function against cancer cells. Clinical trials of CIs have shown notable therapeutic impact against melanoma and other cancers, but with response rates in the 15-20% range (and only in the case of melanoma going up to the 40% range or higher), there remains a significant opportunity. Observations suggest CIs may be less effective if there is not a high enough pre-existing level of antigen-specific CD8+ T cells in the tumor micro-environment, meaning that the tumor is “cold” rather than “hot” (with a significant level of CD8+ T cells). More recently, scientists have recognized that a strong CD8+ T cell generating “active” immunotherapy may be able to transform a "cold" tumor into a "hot" tumor and in combination with CIs may possess significant therapeutic potential to fight cancers.
More recently, a new category of immunotherapies called adoptive cell transfer, for example CAR-T technology, has provided further evidence of the merit of providing an enhanced T cell presence to fight cancer. CAR-T therapies have achieved dramatic results, most notably in B cell cancers. Unfortunately, they have also been associated with significant side effects. When this technology has been applied to solid tumors, it has generated significant cytokine storms that have resulted in severe side effects, including deaths. Moreover, adoptive cell transfer such as CAR-T, like dendritic cell therapy, involves removing T cells from a patient, modifying them to better target a cancer cell, multiplying the T cells, then returning them to the patient. These complex therapeutic products need to be manufactured and released for each patient, leading to expensive and timely manufacturing, as well as increased supply chain complexity.
To summarize, while there have been promising advancements in recent years that better harness or activate capable killer T cells, we believe there is still significant untapped potential to develop “ideal” immunotherapies to fight cancers and infectious diseases.
We seek to advance product candidates that:
•Target disease-specific antigens or proteins unique to a cancer or infectious disease;
•Do not depend on complex manufacturing processes;
•Activate functional killer T cells;
•Generate robust T cell responses or a significant number of T cells that are persistent and durable over time (memory response);
•Do not induce toxic inflammatory responses; and
•Are capable of “breaking tolerance” of cancer cells grown in the body.

Data from our Phase 2b data of VGX-3100, discussed below, lead us to believe our approach to activating significant antigen-targeted T cells may achieve these characteristics. Accordingly, we are advancing a pipeline of pre-clinical and clinical immunotherapy product candidates.
Our DNA Medicines in Development
The chart below summarizes the status of our active DNA medicines development programs, each of which is described in more detail following the chart.

VGX-3100 for the Treatment of HPV-associated Precancerous Lesions
Overview and Background
HPV is a sexually-transmitted, persistent infection with one or more high-risk (HR) genotypes of that virus can lead to, and thus are the causative agents responsible for, cervical pre-cancers (cervical dysplasia), cervical cancer, other anogenital cancers, and head & neck cancer, which is one of the most rapidly growing cancers in men. Scientific literature estimates that, at any given time, approximately 43% of the U.S. adult population is infected with HPV, and about 25% of adult men and 20% of adult women in the U.S. have a genital infection with one or more HR-HPV genotypes. Worldwide, the prevalence of cervical HPV infection in women overall (all ages combined) averages about 12%. However, this varies widely by age and geography -- in some regions of the world, e.g. Africa, the cervical HPV prevalence by age reaches about 45%. The lifetime risk for acquiring an HPV infection of any genotype is about 80% for people worldwide. In a recently published analysis, U.S. Centers for Disease Control and Prevention (CDC) estimates that 13 million new urogenital HPV infections occurred in year 2018 in persons aged 15 to 59 years alone in the United States., with about 42.5 million persons in that age group being HPV infected at any time during that year. That study also estimates that HPV comprised 50% of all incident infections and 63% of all prevalent sexually transmitted incident infections due to any agent. Nearly half of HPV infections are in the age group 15 to 24 years.
HPV is the most common viral infection of the reproductive tract and is the major cause of cervical cancers. Almost 300 million women globally are estimated to be infected with HPV, with another 30 million additional cases that have progressed to the pre-cancerous stage. In the United States, an estimated 14,480 new cases of cervical cancer will occur in 2021, and an estimated 4,290 women will die of cervical cancer that year. Worldwide, the International Agency for Research on Cancer (IARC) estimates that more than 604,000 new cases of cervical cancer occurred in 2020 and nearly 342,000 deaths. IARC predicts that nearly 850,000 new cases of cervical cancer and more than 524,000 deaths will occur worldwide in 2040. Virtually all cases are linked with persistent infection with HPV.
Challenges with acceptance, accessibility and compliance of vaccines to prevent HPV infection and their resulting pre-cancers and cancers have been substantial since such vaccination availability began in 2006 in the U.S. These challenges have resulted in many vaccine-eligible girls and women remaining unvaccinated and at risk. In 2017, a U.S. national survey found that only 57% of girls aged 13-17 years were up to date with the HPV vaccine series. However, we believe such surveys yield overestimates. One recently published US national assessment found that only about 46% of females age 15 had been vaccinated with two or more doses of the HPV vaccine. Even lower proportions have been vaccinated in some of the other countries around the world which have access to HPV vaccines.

While approximately 90% of genital HPV infections in women are ultimately cleared naturally by the body's own immune system within three years of incident infection, persistent cervical infection with one or more HR-HPV genotypes can lead to cervical HSILs and, if untreated, eventually invasive cervical cancer. Researchers have estimated the global prevalence of clinically pre-cancerous cervical HSILs at between 28 and 40 million. HPV-16 and HPV-18 are the two most prevalent high-risk types of HPV worldwide, causing the majority of HPV-associated cancers. In the United States, 43% of all cervical HSIL cases were attributable to HPV-16/18 in 2016, and about 70% of invasive cervical cancers are attributable to HPV-16/18 worldwide.
The estimated annual incidence of diagnosed cervical HSIL is up to 195,000 cases in the United States (including those uninsured, partially insured, and publicly insured) and approximately 263,000 to 503,000 cases in Europe. Patients with this condition represent a significant market opportunity for our product candidates.
To prevent HPV infection and the precancers and cancers it causes, there is currently one FDA-approved preventive vaccine available in the United States, called Gardasil® 9. That vaccine protects against infection by nine total HPV genotypes, consisting of seven genotypes that confer high-risk for cancer and two that confer risk for RRP and genital warts. However, preventive HPV vaccines cannot treat or protect those already infected with the same HPV genotypes, which is a large population. Currently there is no viable immunotherapy or drug to fight incident, prevalent, or persistent HPV infection or treat cervical HSIL.
Current management options for cervical HSIL are unappealing. The “watch-and-wait” process associated with low grade squamous intraepithelial lesions (LSIL, formerly called low-grade dysplasia or CIN 1) and in some young women with higher grade lesions (though only for the CIN 2 level of cervical HSIL) is a stressful approach. The only available treatment option for cervical HSIL is surgery, which involves ablating or cutting a women’s cervix to remove the pre-cancerous lesions. While surgical procedures are generally initially effective in removing lesions, they can lead to short-term adverse effects including cervical scarring, excess bleeding and infection, and to longer-term reproductive risks such as pre-term birth, miscarriage, and perhaps infertility. Current excisional and ablative procedures nearly double the overall risk of pre-term births from approximately 5% to 10%. Anticipation of these procedures produces significant anxiety for patients, despite their doctor’s reassurances, and full recovery from surgery can take up to several weeks. Because surgery does not clear the underlying HPV infection, there is a 10-16% chance of high-grade pre-cancer lesion recurrence after surgery as a result of persistent HPV infection and/or incomplete removal of the lesion, with the persistent HPV infection being the better predictor of recurrence.
Our therapeutic vaccine candidate VGX-3100 is designed to significantly increase T cell immune responses against the E6 and E7 oncogenic proteins of high-risk HPV types 16 and 18 that are present in both precancerous and cancerous cells transformed by these HPV types. E6 and E7 are oncogenes that play an integral role in transforming HPV-infected cells into precancerous and cancerous cells, thus making them appealing targets for T cell directed immunotherapy. The goal of VGX-3100 is to stimulate the body's immune system to mount a T cell response strong enough to kill the cells producing the E6/E7 protein. The potential of such an immunotherapy would be to treat precancerous dysplasias caused by these HPV types.
VGX-3100 for the Treatment of Cervical HSIL
Phase 2b Study Results
In 2015, we published clinical data from our randomized, placebo-controlled, double-blind Phase 2b study of VGX-3100. We initiated this study in 2011 using our CELLECTRA® device in women with HPV type 16 or 18 and diagnosed with, but not yet treated for, cervical HSIL (also called high grade cervical intraepithelial neoplasia (CIN 2/3)).
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
To our knowledge, this was the first published study from which a direct correlation between antigen-specific CD8+ T cells generated in vivo and clinical efficacy was observed. We have identified several potential key biomarkers of killer T cells that we believe can be used to predict the clinical efficacy of VGX-3100, as well as other immunotherapies, which we are seeking to confirm in our ongoing Phase 3 trial, described below.
Phase 2b Trial Design
The women in the Phase 2b study received either 6 mg of VGX-3100 or a placebo. VGX-3100 and placebo were administered using the CELLECTRA® device at months 0, 1 and 3. The study assessed efficacy by measuring regression of cervical lesions from high-grade to low-grade or normal in the treated versus control subjects. Immunological responses were also measured in this clinical study to assess the ability of this therapy to generate strong T cell responses in a larger, controlled study. Safety was also assessed.
The primary endpoint of the trial, histologic regression, was evaluated 36 weeks after the first treatment. In the per protocol analysis of this three-immunization regimen, cervical HSIL resolved to LSIL or no disease in 53 of 107 (49.5%) women treated with VGX-3100, compared to 11 of 36 (30.6%) who received placebo. This difference was statistically significant (p=0.017). Intent to treat results were also similar and statistically significant.
There was also a high level of complete clearance of cervical HSIL when compared to that of a normal cervix. In a post-hoc analysis, cervical HSIL resolved to no disease in 43 of 107 (40.2%) women treated with VGX-3100, compared to 6 of 36 (16.7%) who received placebo (p=0.006).
A secondary endpoint of the trial was virological clearance of HPV 16 or 18 from the cervix in conjunction with histopathological regression of cervical HSIL to low-grade or no disease. This endpoint was achieved in 43 of 107 (40.2%) VGX-3100 recipients, compared to 5 of 35 (14.3%) placebo recipients (p=0.001). We believe this is an important outcome, as persistence of the HPV virus is associated with recurrence of cervical HSIL.
All Phase 2b patients were monitored for an additional 52 weeks for a safety follow up. No significant safety issues were observed through week 88 following treatment.
Phase 3 Trial (REVEAL)
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
We have conducted additional market research with physicians and patients to better understand the unmet medical needs relating to cervical HSIL. These include a preference for a non-invasive, non-surgical procedure for removing cervical lesions; a treatment that can clear HPV, the cause of the pre-cancer, throughout the body and not just in the limited area of the lesion; and a treatment that does not result in pre-term births or infertility. We believe that cervical HSIL represents a unique market opportunity for a novel therapy capable of providing a first-line alternative to surgery and in some cases even an alternative to watchful waiting. This market research will help guide our communication and interaction with the physician, patient and support communities.
Our Phase 3 program, named REVEAL, consists of a primary study (REVEAL 1) and confirmatory study (REVEAL 2), being conducted in parallel. The REVEAL1 study enrolled 201 subjects while enrollment of REVEAL 2 is ongoing.
The REVEAL studies are prospective, randomized (2:1), double-blind, placebo-controlled trials evaluating adult women with HPV 16/18 positive biopsy-proven cervical HSIL (CIN 2/3). The primary endpoint is regression of cervical HSIL and virologic clearance of HPV-16 and/or HPV-18 in the cervix, which was a secondary endpoint that was achieved in our Phase 2b trial described above. Overall, the Phase 3 studies are evaluating cervical tissue changes at approximately 9 months after beginning a three-dose regimen of VGX-3100 administered at months 0, 1 and 3.
In May 2019, VGX-3100 was granted an Advanced Therapy Medicinal Product Certificate by the European Medicines Agency (EMA), for quality and non-clinical data. The procedure of certification of quality and non-clinical data involves an assessment of the available data in view of future registration and the related European Scientific Data Requirements, not including any clinical data or benefit-risk assessment. The granted EMA's certificate confirms that our chemistry, manufacturing and controls (CMC) data and nonclinical results available to date overall comply with the scientific and technical standards for evaluating an EU Marketing Authorization.
In March 2021, we announced that VGX-3100 had achieved the primary and secondary endpoints among all evaluable subjects (modified intention to treat (mITT) population) for the REVEAL 1 trial. The trial protocol-defined mITT population (N=193) includes all subjects with endpoint data. For the primary endpoint of histopathological regression of HSIL combined with virologic clearance of HPV-16 and/or HPV-18 at week 36, the percentage of responders was 23.7% (31/131) in the treatment group, versus 11.3% (7/62) in the placebo group (p=0.022; 95%CI: 0.4,22.5), thus achieving statistical significance.

All secondary efficacy endpoints were achieved. These endpoints were: a) regression of cervical HSIL to normal tissue combined with HPV16/18 viral clearance, b) regression of cervical HSIL alone, c) regression of cervical HSIL to normal tissue, and d) HPV 16/18 viral clearance alone.
The trial protocol-defined intention to treat (ITT) population (N=201) includes all randomized subjects regardless of availability of endpoint data, and defines those without endpoint data as non-responders. There were eight such subjects (seven in the treatment group, one in the placebo group). Including subjects with missing endpoint data, the percentage of subjects meeting the primary endpoint was 22.5% (31/138) in the treatment group, versus 11.1% (7/63) in the placebo group (p=0.029; 95%CI: -0.4,21.2), which was not statistically significant. All secondary endpoints were achieved except for regression of cervical HSIL alone (95%CI: -0.6,24.5). The reasons for missing endpoint data were: one subject was randomized but was never dosed, one withdrawal due to pregnancy, one withdrawal due to administration error, one withdrawal due to post-administration pain, one loss of follow-up due to COVID19-related travel restrictions, and three losses to follow up due to undetermined reasons. A pre-specified per-protocol (PP) analysis will also be performed upon trial completion.
There were no treatment-related serious adverse events and most adverse events were self-resolving and were considered to be mild to moderate, consistent with earlier clinical trials.
We will continue to follow subjects in the REVEAL1 trial for safety and durability of response for 18 months following the last administration. We expect to present full data from REVEAL 1 at an upcoming scientific meeting.
Enrollment for the confirmatory REVEAL 2 trial is ongoing.
VGX-3100 for the Treatment of Vulvar HSIL
Precancerous lesions of the vulva, or vulvar HSIL, has less than a 5% rate of spontaneous or natural regression and there are no FDA-approved non-surgical treatments. Surgery, the most common treatment, is associated with high rates of disease recurrence and can cause disfigurement, long-term pain, and psychological distress for the women who undergo the procedure. Vulvar HSIL recurs in approximately one of every two patients who undergo surgical treatment.
In April 2017, we commenced an open label Phase 2 trial to evaluate the efficacy of VGX-3100 in patients with vulvar HSIL. This randomized, open-label Phase 2 clinical trial will assess the efficacy of VGX-3100 in 33 women with vulvar HSIL. VGX-3100 is administered with our CELLECTRA® intramuscular delivery smart device. The primary endpoint of the study is histologic clearance of high-grade lesions and virologic clearance of the HPV virus in vulvar tissue samples. The study will also evaluate the safety and tolerability of VGX-3100.
In January 2021, we announced positive efficacy results for the Phase 2 trial. A 25% or more reduction in HPV-16/18-associated vulvar HSIL was observed for 63% of trial participants (12 of 19) treated with VGX-3100 at six months post-treatment. Three out of the 20 participants with histology data (15%) resolved their vulvar HSIL and had no HPV-16/18 virus detectable in the healed area. By comparison, the spontaneous resolution of vulvar HSIL caused by HPV-16/18 is estimated to be only 2%. VGX-3100 was well-tolerated in the Phase 2 trial.
We plan to pursue a registrational Phase 3 clinical trial for HPV-16/18-associated vulvar dysplasia as well as to apply for rare and orphan disease designation for this indication.
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
In May 2018, we commenced a Phase 2 clinical trial to evaluate VGX-3100 in patients who are HIV-negative with histologically confirmed anal or perianal HSIL, or anal intraepithelial neoplasia (AIN), associated with HPV-16 and/or HPV-18. The open-label trial enrolled 24 patients who received 3 doses of VGX-3100 delivered by our intramuscular CELLECTRA® device. The primary endpoint of the study was histologic clearance of the high-grade lesions and virologic clearance of the HPV-16/18 virus in anal/perianal tissue samples.
In August 2018, in partnership with the AIDS Malignancy Consortium (AMC), we commenced a Phase 2 clinical trial to evaluate VGX-3100 in patients who are HIV-positive with histologically confirmed anal or perianal HSIL associated with HPV-16 and/or HPV-18. The open-label single-arm trial will enroll approximately 75 patients who will receive 4 doses of

VGX-3100 delivered by our intramuscular CELLECTRA® smart device. The primary endpoint of the study was histological regression of high-grade anal lesions to low-grade or normal. The trial was fully funded by AMC.
In December 2020, we announced positive Phase 2 efficacy results demonstrating that VGX-3100 showed resolution of HPV-16/18-associated precancerous anal lesions (HSIL) in 50% (11 of 22) of subjects six months following the start of treatment. VGX-3100 was well-tolerated in this trial
INOVIO plans to pursue a registrational Phase 3 clinical trial for HPV-16-/18-associated anal dysplasia as well as to apply for rare and orphan disease designation for this indication.
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
In February 2021, we announced an extension of our partnership with QIAGEN with a new master collaboration agreement to develop liquid biopsy-based companion* diagnostic products based on next-generation sequencing technology to complement INOVIO’s therapies.
The initial project in this expanded collaboration focuses on the co-development of a diagnostic test that identifies women who are most likely to benefit from clinical use of VGX-3100. QIAGEN’s bioinformatic expertise will further increase the predictive power of INOVIO’s preliminary biomarker signature – and the assay will now be developed for use on the Illumina NextSeq™ 550Dx platform, the first development based on a partnership QIAGEN and Illumina signed in October 2019.
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
INO-3107 for the Treatment of Recurrent Respiratory Papillomatosis (RRP)
RRP is a rare disease (estimated at 15,000 active cases in the United States, including both juvenile and adult cases) that is characterized by the growth of tumors in the respiratory tract primarily caused by HPV-6 and/or HPV-11 genotypes. Although limited, the published epidemiologic data on RRP suggest this disease occurs worldwide. Although benign, papillomas can cause severe, sometimes life-threatening airway obstruction and respiratory complications. A distinguishing aspect of this disease is the tendency for the papilloma to recur after surgical procedures to remove them. If RRP develops in the lungs, affected individuals can potentially experience recurrent pneumonia, chronic lung disease (bronchiectasis) and, ultimately, progressive pulmonary failure. In extremely rare cases (less than 1%), RRP can develop into squamous cell carcinoma. Additional symptoms of RRP can include hoarse voice, difficulty in sleeping and swallowing, and chronic coughing. RRP symptoms are usually more severe in children than in adults. In children, the disorder is most often diagnosed at or around the age of four years. In adults, the disorder occurs most often in the third or fourth decade, though evidence exists for some incidence of new diagnoses in the sixth decade.
In February 2020, we announced the publication of clinical data from a pilot clinical study of a DNA medicine candidate (INO-3107) targeting HPV 6-associated RRP in the scientific journal Vaccines (MDPI). Study results demonstrated that the candidate generated immunogenicity and engagement and expansion of an HPV 6-specific cellular response, including cytotoxic T cells. Two out of two patients receiving treatment who previously required approximately two surgeries per year for several years to manage this disease delayed their need for surgery, with one patient able to delay surgery for over a year and a half (584 days surgery-free) and the second remaining surgery-free for over two and a half years (915 days surgery-free).
In February 2020, we commenced an open-label, multicenter Phase 1/2 trial that plans to enroll up to approximately 63 subjects in the United States and will evaluate the efficacy, safety, tolerability and immunogenicity of INO-3107 in subjects with HPV-6 and/or HPV-11-associated RRP who have required at least two surgical interventions per year for the past three years for the removal of associated papilloma(s). For this study, adult subjects will first undergo surgical removal of their papilloma(s) and then receive four doses of INO-3107, one every three weeks. The primary efficacy endpoint will be a doubling or more in the time between surgical interventions following the first dose of INO-3107 relative to the frequency prior to study therapy. If we obtain sufficient safety and potential efficacy data in adults, we plan to expand the trial to include pediatric patients as well as a potential booster regimen.
In July 2020, we announced that the FDA granted orphan drug designation for INO-3107. Orphan drug designation is intended to advance drug development for rare diseases. FDA grants orphan drug status to medicines intended for the prevention, diagnosis, and treatment of rare diseases or conditions. In the United States, an orphan disease is defined as a disease or condition with a prevalence of less than 200,000 patients in the United States annually. This orphan drug designation from the FDA qualifies INO-3107 for various development incentives, including a tax credit on expenditures incurred in clinical studies, a waiver of the New Drug Application (NDA) fee, research grant awarded by the FDA, and potentially up to seven years of U.S. market exclusivity upon approval for the treatment of RRP.
In November 2020, we announced the dosing of the first subject with INO-3107 in a Phase 1/2 clinical trial for the treatment of RRP. Patient recruitment is ongoing.
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
OPSCC is the most common HPV-attributable cancer in the United States. An estimated 14,000 new cases were diagnosed annually from 2013 to 2017 on average, with about 75% of those cases being among men. Worldwide, an estimated 98,412 new cases of oropharyngeal cancer overall occurred in 2020, and about 21% of those cases per year of this cancer are HPV- attributable.
Scientists have estimated that by 2030 OPSCC will constitute the majority of all head & neck cancers. In the U.S., about 70% of cancers of the oropharynx are now caused by HPV, with HPV-16 being the most prevalent genotype and causing about 86% of those HPV-caused cancers. The U.S. incidence rate of this cancer is projected to continue its exponential growth and reach 31,000 new annual cases by 2029.
Improvements in primary treatment modalities (surgery and radiation) have produced significant improvements in morbidity, but intensive radiation has a profound long-term impact on mortality and quality of life. Based on these factors, we believe there is a significant opportunity for an effective immunotherapy.
Considering the several known cancers caused by HPV, the relative and total burden of those in terms of the annual U.S. average annual incidence rates and portions attributable to the HPV-16/18 genotypes for the period from 2013 to 2017 (the latest time period for which such HPV association and attribution data are available) are shown in the following figure. In total for that period, an average of nearly 36,000 cases of HPV-attributable cancers per year were diagnosed in the United States, and 80% of those per year were specifically due to HPV-16/18 genotypes.

Annual Incidence of HPV-Attributable Invasive Cancers by Site in the United States, 2013 - 2017

Worldwide data estimates of the HPV-attributable fractions of HPV-associated cancers are shown in the following table.
Annual Incidence of HPV-Attributable Cancers by Site Worldwide

MEDI0457 for the Treatment of Head & Neck Cancer
In 2014, we initiated a Phase 1 clinical trial assessing the immunogenicity and safety of our product candidate INO-3112 (consisting of a combination of VGX-3100 and our product candidate INO-9012) in head & neck cancer patients. INO-3112 is now called MEDI0457, following our collaboration with AstraZeneca, described below. We added INO-9012, a DNA-based IL-12 immune activator, to VGX-3100 for this cancer study because our prior HIV vaccine clinical study had indicated that the addition of IL-12 to our DNA medicine could enhance the activation of CD8+ T cells.
We enrolled 22 adults with HPV16 and/or HPV18-positive HNSCC in this open-label Phase 1 trial. Patients were treated with four doses of MEDI0457 and then followed for safety, immune and clinical responses. In one part of the study, six patients were treated once with MEDI0457 before and after resection of their tumor. These patients received three additional doses subsequent to surgery and chemoradiation therapies. In the second part of the study, 16 patients were recruited into the study after their surgery and completion of chemotherapy and radiation therapy. These patients were treated with four doses of MEDI0457 and followed. Each MEDI0457 treatment was administered using our CELLECTRA® smart delivery system.
In 2016, at the Annual Meeting of the Society for Immunotherapy of Cancer (SITC), we reported interim immunology results showing that in the group of six patients treated before resection (one dose averaging 14 days and ranging 7 to 28 days prior to definitive surgery) and post-surgery (three additional doses), MEDI0457 generated robust HPV16/18 specific CD8+ T cell responses in peripheral blood in four of five subjects who also showed increased T cell activation in resected tumor tissue samples. One subject withdrew consent after surgery, leaving five evaluable subjects in this group.
In October 2018, we announced a paper published in Clinical Cancer Research, a major cancer journal, detailing results of a patient with head and neck cancer treated with MEDI0457 who achieved a sustained complete response (full remission) on treatment with a subsequent PD-1 checkpoint inhibitor. In our sponsored study of 22 patients with head and neck squamous cell carcinoma we reported 91% (20/22) showed T cell activity in the blood or tissue.
In January 2019, we announced that a second patient with HPV-associated head and neck cancer treated with MEDI0457 in the Phase 1 trial achieved a sustained complete response (full remission) after subsequent treatment with a PD-1 checkpoint inhibitor.
Both patients who achieved full cancer remission were treated with four doses of MEDI0457. This response indicates that MEDI0457 generated robust HPV-16/18 specific CD8+ T cell responses in peripheral blood and increased CD8+ T cell infiltration in resected tumor tissue samples.
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

Increasing evidence suggests that response rates from checkpoint inhibitors can be enhanced when used in combination with cancer vaccines like MEDI0457 that generate tumor-specific T cells. Interim data from a MEDI0457 monotherapy study of head and neck cancer patients demonstrated that MEDI0457 generated robust HPV-16/18 specific CD8+ T cell responses in peripheral blood and increased CD8+ T cell infiltration in resected tumor tissue samples.
Collaboration with AstraZeneca
In 2015, we formed a strategic collaboration with AstraZeneca focused on cancer immunotherapies. Under this agreement AstraZeneca licensed INO-3112 (renamed MEDI0457), to be studied in combination with selected immunotherapy molecules within its pipeline in HPV-associated cancers. See “Business- License, Collaboration and Supply Agreements” for additional information about the collaboration agreement.
In 2017, we announced that AstraZeneca will conduct a Phase 1/2 clinical trial investigating the combination of MEDI0457 and durvalumab, a PD-L1 checkpoint inhibitor. The combination trial will enroll patients with metastatic HPV-associated HNSCC with persistent or recurrent disease after chemotherapy treatment.
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
INO-5151 (INO-5150 + INO-9012) for the Treatment of Prostate Cancer
In the United States in 2021, there will be an estimated 248,530 new cases of prostate cancer and more than 34,000 deaths due to this cancer. Worldwide in 2020, an estimated 1.41 million new cases of and nearly 375,000 deaths occurred due to this cancer. IARC projects that in year 2040, about 2.24 million new cases will occur.
In 2015, we initiated a Phase 1 trial to evaluate our DNA immunotherapy for prostate cancer, INO-5150, in men with biochemically relapsed prostate cancer. This study is evaluating the safety, tolerability and immunogenicity of INO-5150 alone or in combination with INO-9012 (DNA vector expressing interleukin 12). The multi-centered study is also evaluating changes in prostate specific antigen, or PSA, levels, an important biomarker in prostate cancer. We have fully enrolled 62 patients in the trial across four dose cohorts.
An interim data analysis presented in 2017 at the European Society of Medical Oncology (ESMO) meeting in Madrid, Spain showed that INO-5150 had generated antigen-specific CD8+ killer T cell responses measured in peripheral blood from subjects with biochemically recurrent prostate cancer. Treatment with INO-5150 as a monotherapy generated PSA and prostate specific membrane antigen, or PSMA, specific T cell responses in peripheral blood in 60% (35/58) of the subjects. Patients with specific CD8+ T cell responses experienced dampening in the rise of PSA and significant increases in Prostate Specfic Antigen Doubling Times (PSADT).
In June 2018, additional prostate cancer data from the trial was presented at the American Society of Clinical Oncology (ASCO) annual meeting. The additional data showed clinically meaningful PSA stabilization after administration of INO-5150 in patients, with no documented disease progression during the study. Of note, this effect was also observed in the patients with the fastest PSADT at the time of study entry.
In October 2018, we announced new data from the trial in which a slowing of PSADT was observed in men with prostate cancer. Eighty-six percent (86%) of patients remained progression-free at Week 72 of the study, and immunogenicity was observed in 77% (47/61) of patients by multiple immunologic assessments. These data were presented at the 2018 European Society for Medical Oncology (ESMO) congress.
In July 2019, we announced a clinical collaboration agreement with Parker Institute for Cancer Immunotherapy (PICI) and the Cancer Research Institute (CRI) in which INO-5151 will be combined with an immune modulator (CDX-301, FLT3 ligand, a dendritic cell mobilizer) and a PD-1 checkpoint inhibitor (nivolumab) targeting metastatic castration resistant prostate cancer (mCRPC) in a PICI sponsored platform study. INO-5151 is a combined formulation of INO-5150 (with SynCon® antigens encoding for PSA and PSMA) and INO-9012.

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
The clinical trial is currently enrolling.
INO-5401 for the Treatment of Glioblastoma Multiforme (GBM)
Glioblastoma (GBM) is the most common and aggressive type of brain cancer. The median age at diagnosis is 65 years, and the incidence rate increases with age to the maximum being in the group age 75-84 years. Its prognosis is extremely poor, despite a limited number of new therapies approved over the last 10 years. From 2013 to 2017 the median overall survival for patients receiving standard of care therapy was approximately 8 months and the five-year survival was 7.2%. 3-year survival has recently been estimated to be 10.5% from data of the 2004 to 2013 period.
In the United States, a recently published analysis of data from the 2013 – 2017 period found an estimated annual GBM incidence of 12,000 cases and projected incidence of 12,800 cases for the year 2020 and nearly 13,000 cases for the year 2021.
Our product candidate INO-5401 is an immunotherapy consisting of three tumor-associated antigens: hTERT, Wilms' tumor gene (WT1) and PSMA. The National Cancer Institute previously highlighted WT1, hTERT and PSMA among a list of attractive cancer antigens, designating them as high priorities for cancer immunotherapy development. WT1 was at the top of the list. The hTERT antigen relates to 85% of cancers and WT1 and PSMA antigens are also widely prevalent in many cancers.
In 2017, we reported data indicating that our SynCon® WT1 cancer antigen was capable of breaking immune tolerance, a major challenge to researchers striving to develop potent cancer therapies, and induced neo-antigen-like T cell responses to cause tumor regression in pre-clinical studies. The results were published in the scientific journal Molecular Therapy.
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
In June 2018, we dosed the first patient as part of a Phase 1/2 immuno-oncology trial in patients with newly diagnosed GBM. The trial is designed to evaluate INO-5401 and INO-9012, in combination with cemiplimab (Libtayo®), a PD-1 inhibitor developed jointly by Regeneron Pharmaceuticals and Sanofi.
The open-label Phase 2 trial of 50 newly diagnosed GBM patients is being conducted at approximately 25 U.S. sites, and the primary endpoint is safety and tolerability. The study will also evaluate immunological impact, progression-free survival and overall survival.
In November 2019, we provided interim results from the Phase 2 study. Key interim data from the 52-patient clinical trial showed that 80% (16 of 20) of MGMT gene promoter methylated patients and 75% (24 of 32) of unmethylated patients were progression-free at six months (PFS6) measured from the time of their first dose, substantially exceeding historical standard-of-care data.
This immunotherapy combination with a PD-1 checkpoint inhibitor also exhibited supportive safety, tolerability, and immunogenicity data and suggested a safety profile consistent with that of Libtayo® as well as our other product candidates. Most patients tested had a T cell immune response to one or more tumor-associated antigens encoded by INO-5401. Immune responses to all three tumor-associated antigens were demonstrated in this study.
In May 2020, we announced that 85% (44 out of 52) of the patients in the Phase 1/2 trial were alive for at least 12 months or more following treatment. The Phase 1/2 clinical trial demonstrated that 84.4% percent (27 of 32) of patients with MGMT promoter unmethylated tumors, and 85% (17 of 20) of patients with MGMT promoter methylated tumors were alive at 12 months. Activated, killer T cells directed towards all three cancer antigens in INO-5401 were detected in all patients tested to date. INO-5401 + INO-9012 was well-tolerated when given not only with radiation and temozolomide, but also with PD-1 inhibition with Libtayo.
In November 2020, additional data from the Phase 1/2 study were presented at the Society for Neuro-Oncology (SNO) 2020 Annual Meeting. Survival data at 18 months showed that 70% (14/20) of MGMT promoter methylated GBM patients were alive, and 50% (16/32) of MGMT promoter unmethylated patients, which are the more difficult to treat group, were alive after 18 months. Median overall survival in the unmethylated GBM patients was 17.9 months, which compares favorably to historical controls. Median overall survival for methylated patients has not yet been reached and the study is ongoing.
Interim data demonstrated that in the MGMT promoter unmethylated cohort, 19/22 (86%) subjects had an IFN-gamma T cell response that increased over baseline to one or more of the antigens encoded by INO-5401. In the MGMT promoter methylated cohort, 16/17 (94%) subjects had an IFN-gamma response that increased over baseline to one or more of the antigens encoded by INO-5401.
Infectious Disease Product Candidates
Our product development platform also allows for rapid design, pre-clinical testing, manufacturing and clinical development of our vaccine and immunotherapy product candidates. In 2016, we were the first entity able to advance a Zika vaccine into human clinical trials, just 4.5 months after the World Health Organization, or WHO, declared the emerging Zika infections to be a Pandemic Health Emergency of International Concern. Previously, we led the development of the first MERS vaccine in human clinical trials. More recently, our DNA medicines platform and SynCon® sequencing capabilities allowed us to rapidly respond to the coronavirus outbreak of 2020. We believe that our development platform is well positioned to support global health agencies in order to develop preparedness countermeasures against bioterrorism and/or emerging pandemic agents.
INO-4800 for COVID-19
Background on COVID-19
A novel strain of coronavirus emerged in the human population in Wuhan City, China in November-December 2019. On December 31, 2019 the World Health Organization (WHO) China Office was informed of a number of pneumonia cases of unknown etiology appearing in the previous few days in Wuhan, China. On January 8, 2020, Chinese scientists announced the identification of a new Coronavirus associated with this pneumonia outbreak, and on January 11, they publicly shared the genetic sequence of that new virus. The new virus was temporarily referred to as “2019-nCoV” and “2019 novel coronavirus,” among other names, but subsequently was named SARS-CoV-2 due to the large similarity of its genetic sequence with that of the original severe acute respiratory syndrome coronavirus (SARS coronavirus or SARS-CoV). The new virus is a member of the genus of Coronaviruses, which is comprised of seven known viruses that can infect and make humans ill, including Middle East Respiratory Syndrome Coronavirus (MERS-CoV) and Severe Acute Respiratory Syndrome Coronavirus (SARS-CoV). This novel coronavirus is part of the Coronaviridae family of viruses that include the high risk viruses MERS-CoV and SARS-CoV, and four other lower risk coronaviruses which can cause the common cold. The disease caused by the SARS-CoV-2 novel coronavirus was subsequently named “COVID-19”.
During this emergence, on January 30, 2020 the WHO declared a Public Health Emergency of International Concern (PHEIC), and on March 11, 2020 the WHO declared this to be a pandemic. In the continued evolution of the pandemic since then, it has become clear that this is already one of the worst pandemics in recorded history, using the metric of the absolute number of caused deaths.
The virus quickly spread throughout China, Asia, and worldwide. As of February 2021, every country on earth has reported confirmed cases. A total of more than 100 million confirmed cases had been reported worldwide, with a total of nearly 2,300,000 reported deaths due to this disease, although the actual number of cases is far higher than the reported number.
The case-fatality ratio (aka case-fatality rate) for COVID-19 in the U.S. to date is about 0.60% in the United States, which is significantly lower than that of SARS (10%) and MERS (about 34%) but significantly higher than for seasonal influenza (0.1%). Estimates of the reproductive number (R0), or the average number of persons one infected person in turn infects, of SARS-CoV-2 in populations largely before significant community, travel, and business restrictions (aka “lockdowns”) were implemented ranged from 2.2 to somewhat above 4.0, with an average of about 3.8. The R0 for this novel coronavirus then appeared to be significantly higher than that of MERS-CoV (< 1.0) and the original SARS-CoV (about 2.0). It is the combination of the significant R0, the significant case-fatality ratio, and the primary airborne transmission route of this respiratory disease that led to this new coronavirus and disease to become one of the most serious pandemics in modern history. Presently, several major variants of SARS-CoV-2 have evolved and spread significantly from several portions of the globe and quickly to many countries. Each of these major variants have the characteristics of at least having a significantly increased transmission rate with respect to the original/main SARS-CoV-2 strain. However, some also have or appear to be likely developing significantly diminished susceptibility to one or more of the emergency-use authorized vaccines. Further, evidence is emerging that at least one of the variants has possibly increased pathogenicity as measured by case-fatality.

Preclinical Development
In January 2020, CEPI awarded us a grant of up to $9 million to develop a vaccine against COVID-19. Our candidate, INO-4800 targets the major surface antigen Spike protein of SARS-CoV-2 virus, which causes COVID-19 disease.
In May 2020, we announced the publication of preclinical study data demonstrating robust neutralizing antibody and T cell immune responses against coronavirus SARS-CoV-2 in the peer-reviewed journal Nature Communications.
In the preclinical studies, INO-4800 demonstrated virus neutralizing activity using three separate neutralization assays testing the vaccine's ability to generate antibodies which can block virus infection by: 1) an assay using live SARS-CoV-2 viruses; 2) an assay using a pseudo-virus assay, where another virus displays the SARS-CoV-2 Spike protein; and, 3) a novel high-throughput surrogate neutralization assay measuring the ability of INO-4800-induced antibodies to block SARS-CoV-2 Spike binding to the host ACE2 receptor. Researchers also detected these antibodies in the lungs of the vaccinated animals which could be important in providing protection from SARS-CoV-2. In addition, high levels of Spike-specific T cell responses were observed with INO-4800 vaccination, which could be important in mediating protection from the virus infection.
In July 2020, we announced that INO-4800 was effective in protecting non-human primates (NHPs), specifically rhesus macaques, from live virus challenge 13 weeks after the last vaccination. These protective results were mediated by memory T and B cell immune responses from INO-4800 vaccination.
In these studies, INO-4800 reduced viral load in both the lower lungs and nasal passages in macaques that received two doses of INO-4800 (1 mg) four weeks apart and then were challenged with live virus 13 weeks after the second dose (study week 17). The reduced viral loads following exposure to SARS-CoV-2 infection at this timeframe demonstrated an important durable impact mediated by INO-4800. This is the first time a vaccine protection in non-human primates was reported from memory immune responses as previously reported monkey vaccine challenge studies were conducted at the time near their peak immune responses (1-4 weeks from their last vaccination).
INO-4800-treated animals demonstrated seroconversion after a single vaccination, with protective neutralizing antibodies and T cells lasting in their blood more than four months after the initial dose. The antibody levels were similar to or greater than those seen in patients who have recovered from COVID-19, and the T cell responses were significantly higher than those from convalescent patients.
Phase 1 Clinical Trial
In December 2020, we announced the publication of peer-reviewed Phase 1 clinical data from the first cohort of 40 participants for INO-4800. In this trial, INO-4800 was immunogenic in all vaccinated subjects, generating an immune response of humoral (including neutralizing antibodies) and/or cellular responses (both CD4+ and CD8+ T cells).
Additionally, Phase 1 clinical data found INO-4800 to have a favorable safety and tolerability profile with no serious adverse events reported. Only six Grade 1 adverse events (AEs) were observed, primarily minor injection site reactions. Notably, these only occurred on the day of the first or second dosing, and the AEs did not increase in frequency with the second administration.
U.S. Phase 2/3 Clinical Trial – INNOVATE
In December 2020, we announced the dosing of the first subject in our Phase 2 clinical trial evaluating INO-4800, as part of our Phase 2/3 clinical trial, called INNOVATE (INOVIO INO-4800 Vaccine Trial for Efficacy). The Phase 2 segment of the trial has enrolled approximately 400 participants who are 18 years or older at up to 17 U.S. sites to evaluate safety and immunogenicity in order to confirm the dose(s) for the subsequent efficacy evaluation as part of the Phase 3 segment of the trial.
The Phase 2 segment of the trial is designed to evaluate safety, tolerability and immunogenicity of INO-4800 in a 2-dose regimen (1.0 mg or 2.0 mg), in a three-to-one randomization to receive either INO-4800 or placebo to confirm the more appropriate dosing level(s) for each of three age groups (18-50 years, 51-64 years and 65 years and older) at high risk of SARS-CoV-2 exposure for the subsequent Phase 3 efficacy evaluation.
The INNOVATE Phase 3 segment is planned as a randomized, blinded, placebo-controlled safety and efficacy evaluation of INO-4800 being conducted in adults 18 years and older. The INNOVATE trial is funded by the DoD Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (JPEO-CBRND) in coordination with the Office of the Assistant Secretary of Defense for Health Affairs (OASD (HA)) and the Defense Health Agency (DHA).
The DoD has agreed to provide funding for both the Phase 2 and Phase 3 segments of INNOVATE, in addition to the $71.1 million of funding previously announced in June for the large-scale manufacture of CELLECTRA® 3PSP, production of doses and the procurement of CELLECTRA® 2000 devices.
INO-4800 in China

In December 2020, we announced the dosing of the first subject in our Phase 2 clinical trial of INO-4800 in China. The Phase 2 clinical trial being conducted in China is independent of the INNOVATE Phase 2/3 clinical trial of INO-4800 and will enroll approximately 640 participants who are 18 years or older. Our collaborator Advaccine is conducting and funding the Phase 2 trial in China.
The Phase 2 clinical trial of INO-4800 in China has enrolled both 18-59 years old adults and older adults (60 years and older) with the primary endpoints of evaluating safety and immunogenicity within the Chinese population. The dosing regimen involves two vaccinations at 0 and 28 days with either 1.0 mg or 2.0 mg dosing levels and is similar to the Phase 2 segment of the INNOVATE trial.
INO-4800 in South Korea
In June 2020, we announced a partnership with the International Vaccine Institute (IVI), and Seoul National University Hospital to start a Phase 1/2 clinical trial of INO-4800 in South Korea. The two-stage trial of INO-4800, the first clinical study of COVID-19 vaccine in Korea, will assess the safety, tolerability, and immunogenicity of INO-4800 in 40 healthy adults aged 19-50 years, and will further expand to enroll an additional 120 people aged 19-64 years. The trial is funded by CEPI through us and is supported by the Korea Center for Disease Control and Prevention/Korea National Institute of Health.
COVID-19 dMAb®
In December 2020, we announced that we along with a team of scientists from The Wistar Institute, AstraZeneca, the University of Pennsylvania, and Indiana University received a $37.6 million grant from the U.S. Defense Advanced Research Projects Agency (DARPA), a research and development agency of the DoD and the JPEO-CBRND, to use our dMAb technology to develop anti-SARS-CoV-2-specific dMAbs that function as both a therapeutic and preventive treatment for COVID-19. See “Synthetic DNA-based Monoclonal Antibodies Program” below for more information about our dMAb technology.
As part of DARPA's two-year grant, our and Wistar teams will construct COVID-19 dMAb® candidates mirroring AstraZeneca's traditional recombinant monoclonal antibody candidates currently being tested in clinical trials to treat COVID-19. These dMAb® candidates can be quickly developed and produced in vivo, offering a cost-effective and scalable therapeutic and preventive option for treatment of SARS-CoV-2 virus infection. The dMAb® candidates will then be advanced into preclinical studies and then into human clinical trials.
Global Manufacturing Consortium for INO-4800
In March 2020, we announced with Ology Bioservices Inc., a biologics contract development and manufacturing organization (CDMO), that the DoD awarded Ology Bioservices with a contract valued at $11.9 million to work with us on rapid manufacture DNA vaccines. This work is supported by the Office of the Assistant Secretary of Defense for Health Affairs with funding from the Defense Health Agency. Under this program, Ology Bioservices will work with us to manufacture INO-4800.
In March 2020, we received a $5 million grant from the Bill & Melinda Gates Foundation to accelerate the testing and scale up of CELLECTRA® 3PSP proprietary smart devices for the intradermal delivery of INO-4800.
In April 2020, we announced an agreement to expand our manufacturing partnership with the German contract manufacturer Richter-Helm BioLogics GmbH & Co. KG, to support large-scale manufacturing of INO-4800.
In September 2020, we announced that Thermo Fisher Scientific signed a letter of intent to manufacture INO-4800. Thermo Fisher plans to manufacture INO-4800 drug substance as well as perform fill and finish of INO-4800 drug product at its commercial facilities in the United States.
In December 2020, we announced the execution of an agreement with Kaneka Eurogentec S.A., an affiliate of Kaneka Corporation, for Eurogentec to manufacture INO-4800 at their GMP plasmid production scales.
COVID-19 Variants of Concern (VOC)
We have been closely monitoring the development and evolution of SARS-CoV-2, with a particular focus on the UK, South African and Brazilian variants of the virus. We are currently evaluating the impact of newly circulating strains of the SARS-CoV-2 virus on the immune profile of INO-4800 through an assessment of binding antibodies, neutralizing antibodies in both live and pseudo assays as well as assessing the impact of the INO-4800-generated T cell responses on these variants.
We are also developing next-generation, pan-COVID vaccine candidates, that could be tailored to the known and potentially the unknown SARS-CoV-2 variants. Using our SynCon® gene optimization algorithm to analyze the available sequence data from all existing circulating variants, we are seeking to create a synthetic SAR-CoV-2 spike protein gene design intended to protect against the known VOC as well the future unknown strains. Our DNA vaccines generate a balanced immune response, including T cell responses,which we believe could make our pan-COVID vaccine candidates less susceptible to changes in the genetic sequence of the virus. DNA vaccines can also be used for multiple boosts without being impacted by anti-vector immunity or an increase in reactogenicity. Moreover, pre-clinical studies and clinical trials have shown that DNA vaccines could also be used to boost the initial immune responses generated by multiple other vaccine platforms.
INO-4700 for Middle East Respiratory Syndrome (MERS)
Background on MERS
The Middle East Respiratory Syndrome or MERS is a viral respiratory illness first reported in Saudi Arabia in 2012. MERS appears to have been transmitted from an animal reservoir to humans but human to human transmission has been confirmed. The virus for this disease belongs to the Coronaviradea family (or a coronavirus – MERS-CoV), and was not shown to be a communicable virus spreading in a sustained way in communities, but rather via rapid spread in the nosocomial setting, such as emergency rooms and/or hospitals without adherence to state-of-the-art infection control practices, which can result in outbreaks with many cases, including super-spreading events. Like the severe acute respiratory syndrome (SARS) outbreak in 2003 linked to another coronavirus (SARS-CoV-1), which made approximately 8,000 people ill and was fatal in nearly 10% of those cases, MERS-CoV appears to cause severe lung infections. However, the case-fatality rate (death rate) of MERS has typically been between 30% and 40%, which is significantly higher than that of SARS. While the SARS epidemic in 2003 killed 10% of those who became ill from the SARS virus, MERS has killed approximately 34% of people who people who became ill from the MERS virus from 2012 to January 2020. MERS differs in that it also causes rapid kidney failure. Its high death rate has caused serious concern among global health officials.
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
Preclinical Development – MERS
In 2013, we announced that preclinical testing of our SynCon® MERS vaccine candidate, INO-4700 (also known as GLS-5300), had induced robust and durable immune responses in mice, demonstrating the potential for such a vaccine to prevent and treat this deadly virus. DNA medicine constructs targeting multiple MERS antigens were designed using our SynCon® vaccine platform with the goal to universally protect against multiple strains of MERS, which has been shown to have diverse genetic variants. These SynCon® constructs were administered via our CELLECTRA® smart delivery technology.
A consensus MERS "spike" protein vaccine construct was created based on multiple strains of the MERS virus.
In 2015, we announced that our MERS vaccine had induced 100% protection from a live virus challenge in a preclinical study in mice, camels and monkeys, or non-human primates. In all three species, the vaccine induced robust immune responses capable of preventing the virus from infecting cells. We believe the data from camels is an important finding because camels represent not only a host reservoir of the disease, but also act as a mode of transmission to humans. In monkeys, all vaccinated animals in the study were protected from symptoms of MERS disease when challenged with a live MERS virus.
The preclinical results appeared in the peer-reviewed journal Science Translational Medicine.
Clinical Development – MERS
In 2016, we and our collaborator GeneOne commenced a Phase 1, dose-escalation clinical trial of INO-4700 in 75 healthy volunteers at the Walter Reed Army Institute of Research (WRAIR) in Maryland. The primary and secondary goals of this Phase 1 trial are to obtain safety and immunogenicity data. This trial represents the first MERS vaccine to be tested in humans for this disease that has no approved vaccines or treatments.
In 2016, we announced that the International Vaccine Institute (IVI) will provide new funding and support to further advance the clinical development of INO-4700. IVI will add technical, laboratory and financial support for INO-4700 clinical trials in Korea with the goal to advance clinical testing toward emergency use authorization by the Korean government as well as authorities of other countries. This collaborative funding is part of a grant from the Samsung Foundation to IVI to support the development of a MERS vaccine for emergency use in Korea and internationally.
In April 2018, we announced a collaboration with CEPI under which we will develop vaccine candidates against MERS. CEPI will fund up to $56 million of costs to support our pre-clinical and clinical advancement through Phase 2 of INO-4700. The goal of the collaboration is for the MERS vaccine to be available as soon as possible for emergency use.
In June 2018, we announced positive results from the Phase 1 trial of INO-4700 for MERS. In the trial, treatment with INO-4700 was well tolerated and resulted in overall high levels of antibody responses in roughly 95% of subjects, while also generating broad-based T cell responses in nearly 90% of study participants. Antibody responses were observed in 94% of subjects at week 14 (two weeks after the third dose). Additionally, there were no statistically significant dose-dependent differences in antibody response rates (91%, 95%, and 95% at doses of 0.67, 2, and 6 mg, respectively). Durable antibody responses were also maintained through 60 weeks following dosing. These results were published in The Lancet Infectious Diseases in a peer-reviewed article entitled, "Safety and immunogenicity of an anti-Middle East respiratory syndrome coronavirus DNA vaccine: A phase 1, open-label, single-arm, dose-escalation trial."
In September 2018, we announced the dosing of the first subject in a Phase 1/2a study of INO-4700 for MERS in South Korea funded by IVI.
In April 2020, we announced interim data through week 16 from a Phase 1/2a trial of DNA vaccine INO-4700. Vaccine recipients demonstrated strong antibody and T cell immune responses after 2 or 3 doses with 0.6 mg, delivered intradermally with our CELLECTRA® device. The vaccination regimen was well-tolerated with no vaccine-associated severe adverse events (SAEs). The researchers at the Wistar Institute, Seoul National University Hospital, and the International Vaccine Institute (IVI) collaborated on this study.
For those receiving 0.6 mg of INO-4700, 88% demonstrated seroconversion after a 2 dose regimen at 0 and 8 weeks, while for those receiving a 3 dose regimen given at 0, 4 and 12 weeks, 84% seroconverted after 2 doses and 100% after 3 doses, as measured by a binding antibody assay against the full-length S protein (ELISA). Additionally, 92% of the vaccine recipients in both groups displayed the ability to neutralize the virus using a pseudotype-based neutralization assay. Robust T cell responses were observed in 60% of vaccine recipients after the 2 dose regimen and 84% of those in the 3 dose group (ELISpot assay). A single dose of 0.6 mg of INO-4700 intradermal vaccination resulted in 74% binding antibody response rate and 48% neutralization antibody response rate.
INO-4212 for Ebola Virus Disease
Background on Ebola
The Ebola virus causes one of the most virulent viral diseases, with case fatality rates averaging 50% but approaching up to 90% in past outbreaks in areas with no or under-developed health care. Ebola can spread through human-to-human transmission by direct contact with the blood, secretions, organs or bodily fluids of an infected individual and with surfaces or materials that contain the contaminated fluids of an infected person, such as bedding and clothing. It is capable of causing death within two to twenty-one days of exposure. In November 2019, the first conditional approval was issued for a preventive vaccine against Ebola virus. This approval was from the EMA for the vaccine ERVEBO®. That same month, the WHO pre-qualified that vaccine for use in high-risk countries. In the next month, the FDA approved that vaccine. However, there are no proven effective therapeutic treatments for Ebola. In addition, various experimental approaches have already been associated with undesirable side effects and limited ability to scale manufacturing.
According to the CDC, the 2014 West Africa Ebola epidemic was the largest Ebola outbreak in world history, resulting in 28,610 suspected and confirmed cases and 11,308 deaths as of June 2016, when it was declared over.
In 2018, two Ebola outbreaks occurred, both in the Democratic Republic of Congo (DRC). The second Ebola outbreak of 2018 in the DRC became the second largest Ebola outbreak in world history. This particular outbreak had a 66% case-fatality ratio (aka case-fatality rate) as of February 2020. On June 1, 2020 an additional Ebola outbreak was declared in the DRC, before the outbreak was declared over on November 18, 2020.
Preclinical and Clinical Development - Ebola
In 2014, we entered into a collaboration with GeneOne to advance a DNA immunotherapy for Ebola into clinical development. The decision to advance our Ebola immunotherapy was based on positive results observed in preclinical studies, in which 100% of immunized guinea pigs and mice were protected from death after being exposed to the Ebola virus. Unlike the non-immunized animals, immunized animals were also protected from weight loss, a measure of morbidity. Researchers found significant increases in neutralizing antibody titers and strong and broad levels of immunotherapy-induced T cells, including "killer" T cells, suggesting that DNA immunotherapy could provide both preventive and treatment benefits. This data was published in 2013 in the peer-reviewed journal Molecular Therapy.
In 2015, we received a contract from DARPA to lead a consortium to develop multiple treatment and prevention approaches against Ebola. Other collaborators include AstraZeneca, GeneOne and David B. Weiner, Ph.D., a director of our company, who also serves as executive vice president at the Wistar Institute. A previous collaboration agreement with GeneOne for Ebola was incorporated into this consortium funded by DARPA.
We are taking a multi-faceted approach to develop products to prevent and treat Ebola infection. These programs include development and early clinical testing of:
•A therapeutic DNA-based monoclonal antibody product against the Ebola virus infection, which we believe has properties that best fit a response to the outbreak in that they could be designed and manufactured expediently on a large scale using common fermentation technology, are thermal-stable, and may provide more rapid therapeutic benefit;

•A highly potent conventional protein-based therapeutic monoclonal antibody (mAb) product against Ebola virus infection; and
•A DNA-based vaccine against Ebola.
Our contract with DARPA covers the pre-clinical development costs for the dMAb products and protein mAb candidates, as well as GMP manufacturing costs and the Phase 1 clinical trial costs for the three product candidates described above.
In 2015, we and our collaborators initiated a Phase 1 clinical trial of INO-4212, an Ebola DNA vaccine to evaluate its safety, tolerability and immune responses in 75 healthy subjects divided into five study arms. INO-4212 consists of two optimized SynCon® DNA plasmids coding for the Ebola glycoprotein antigen from circulating Ebola strains from 1975-2014. The study was designed to evaluate INO-4212 and its components, alone or in combination with our product candidate INO-9012, delivered into muscle or skin using our proprietary DNA smart delivery technology.
In 2016, we reported initial results from the trial. Of 69 evaluated subjects, 64 (92.8%) seroconverted and mounted a strong antibody response to the Ebola glycoprotein antigen following the three dose immunization regimen; 48 subjects (69.6%) seroconverted after only two doses.
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
In 2016, we announced that enrollment of this study was being expanded to up to 200 subjects to further characterize and identify in humans the most optimal immunization regimen using intradermal (skin) delivery of the Ebola DNA vaccine.
In 2017, we reported preliminary results from the expanded Phase 1 trial. Across both stages of the trial, including both intramuscular and intradermal delivery, 95% (170/179) of evaluable subjects generated an Ebola-specific antibody immune response, with the mean antibody titer comparable or superior to those reported from viral vector-based Ebola vaccines. Our Ebola vaccine was also well tolerated in the second stages of the trial, with a favorable safety profile compared to viral vector-based Ebola vaccines, some of which have been associated with serious adverse events including myalgia, arthralgia, fever, and rash.
In October 2018, we announced that INO-4212 provided 100% protection following a challenge with a lethal dose of the Ebola virus in a preclinical study. An article in the Journal of Infectious Diseases highlighted that regimens of the INO-4212 vaccine delivered by intramuscular administration provided 100% protection against a lethal Ebola challenge in all preclinical animals. In a separate study, two injections by intradermal administration generated strong immunogenicity and provided 100% protection against a lethal Ebola challenge. In the study, scientists observed that vaccination induced long-term immune responses in monkeys that were detectable for at least one year after the final vaccination.
In March 2019, Phase 1 clinical data of our Ebola vaccine candidate INO-4201 was published in The Journal of Infectious Diseases. We believe that this study, which is being fully funded by DARPA, further supports the advancement of the intradermal delivery platform for emerging infectious diseases. Significantly, intradermal (skin) administration with our CELLECTRA® smart delivery device resulted in 100% of evaluable subjects in the study generating antigen-specific antibody responses that persisted for more than one year in most subjects and generated T cell responses equivalent to or better than the group that received intramuscular delivery. We believe these published data further validate the tolerability, potency, and product stability advantages of our vaccine and immunotherapy platform.
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
INO-4500 for Lassa Fever
Background on Lassa Fever
Lassa fever, also known as Lassa hemorrhagic fever, is an acute viral disease which occurs mostly in West Africa. The disease can cause a range of outcomes including fever, vomiting, diarrhea, cough, and swelling of the face, pain in the muscles, chest, back and abdomen, bleeding of various parts of the body including the eyes and nose, vagina, and gastrointestinal tract, and death. Of the survivors of Lassa fever, about one-third have sudden-onset hearing loss, with more than half of those cases resulting in permanent hearing loss. This infection is spread through contact with infected rodents. Person to person transmission is also possible, via bodily fluids, albeit less common. Lassa virus infection in West Africa is estimated to affect 100,000 to 300,000 people annually, resulting in approximately 5,000 deaths, as disease and infection surveillance has been poor. Because of difficulties in diagnosing Lassa fever and the remoteness of many areas in which the disease occurs, the numbers of cases and deaths are likely significantly under-reported. Though the majority (about 80%) of Lassa virus-infected persons are asymptomatic or have mild symptoms, the infection can be quite serious to fatal in others. There are no licensed vaccines or treatments specifically for Lassa. The case-fatality ratio (aka case-fatality rate) (CFR) among patients hospitalized for Lassa fever is about 15% to 20%, and in some epidemics the CFR has reached 50% in hospitalized patients, such as in the 2015-2016 Nigeria portion of the West Africa outbreak. In lab confirmed cases in Nigeria from 2019 through 2020, the CFR was 21%. The CFR among pregnant women is particularly high, and in pregnant women infected with Lassa virus the fetal death rate due to spontaneous abortion rate is estimated to be about 95%.
Clinical Trials
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
If the results of this study are positive, we expect to advance INO-4500 into both Phase 1b and Phase 2 field trials in endemic countries of West Africa. If satisfactory Phase 2 data are achieved, CEPI, in cooperation with local regulatory authorities and the WHO, could elect to stockpile the vaccine for future use throughout the region.
Other Development Candidates
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
Liver cancer is the fourth most common cause of death from cancer worldwide, and it kills the vast majority of patients within five years of diagnosis in the U.S. Approximately 900,000 new cases arose in 2020 worldwide. Liver cancer is estimated to have 42,230 new cases occur and kill more than 30,000 U.S. persons in 2021. One of the major causes and risk factors for liver cancer is infection by hepatitis B. Chronically infected individuals may develop a permanent scarring of the liver, a condition called cirrhosis. Liver cirrhosis can evolve into hepatocellular carcinoma, which claimed an estimated 830,000 lives worldwide in 2020.
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

In 2015, we initiated a Phase 1 trial to evaluate INO-1800 in patients chronically infected with HBV. This randomized, open-label, active-controlled, dose escalation study was designed to evaluate the safety, tolerability and immunogenicity of INO-1800 alone or in combination with INO-9012. This international study enrolled patients in the United States and Asia Pacific region with a primary endpoint of safety and tolerability of the therapy. Secondary endpoints are evaluating the cellular and humoral immune response to INO-1800 and its effect on several viral and antiviral parameters. All trial subjects are also medicated with standard-of-care antiviral therapies.
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
Synthetic DNA-based Monoclonal Antibody Programs
Background on recombinant Monoclonal Antibodies (mAbs)
Recombinant mAbs have become one of the most valuable therapeutic technologies of recent years. In 2020, global sales of mAbs exceeded $100 billion.
mAbs are designed to bind to a very specific epitope (area) of an antigen or cell surface target and can bind to almost any selected target. They have the ability to alert the immune system to attack and kill specific cancer cells (as in the case of Yervoy®) or block certain biochemical pathways (such as those leading to rheumatoid arthritis, as in the case of Humira®). However, mAb technology has limitations. mAbs are manufactured outside the body and require costly large-scale laboratory development and production. Additional limitations include high cost to develop and manufacture, their limited duration of in vivo potency, and a pharmacokinetic profile that can result in toxicity. We have created DNA encoded monoclonal antibodies that we believe may overcome many of the limitations associated with conventional mAb technology.
Using our core platform technology, we insert the DNA sequence for a specific monoclonal antibody in a DNA plasmid. We deliver the plasmid directly into cells of the body using our CELLECTRA® smart delivery system, enabling the electroporated cells to manufacture those mAbs in vivo, - unlike conventional mAb technology that requires manufacture outside of the body. We believe this approach provides potentially significant advantages in terms of design simplicity, rapidity of execution and lower production costs.
We expect to design dMAb® product candidates not only for new disease targets not currently addressable with conventional recombinant mAbs, but also targets of existing, commercially available mAb products. We have already designed and produced dMAb product candidates targeting cancer mechanisms including checkpoint inhibition, anti-cancer pathways and anti-Tregs, as well as prophylactic and therapeutic dMAb product candidates for infectious diseases including Ebola, influenza, antibiotic resistant bacteria, dengue and Chikungunya.
Proof of Concept
Our first published research on a DNA-based monoclonal antibody was presented in October 2013 in the journal Human Vaccines & Immunotherapeutics. In a preclinical study, a single administration in mice of a highly optimized dMAb® HIV immunotherapy generated antibody molecules in the bloodstream that possessed desirable functional activity, including high antigen-binding and HIV-neutralization capabilities, against diverse strains of HIV viruses. In the study, this delivery strategy resulted in an increase in Fab levels in as little as 48 hours, when compared with protein-based immunization.
A second paper was published in July 2015 in Scientific Reports, a Nature Publishing Group journal. In this study, a single intramuscular injection of a DNA plasmid encoding a monoclonal antibody targeting dengue protected mice subsequently exposed to the dengue virus. The protection conferred by the monoclonal antibodies expressed by these dMAb product candidates was very rapid, with 100% survival in mice challenged with lethal enhanced dengue disease less than a week after dMAb administration. While conventional vaccine and monoclonal antibody technologies have shown limited ability to provide an effective solution to dengue to date, the unique attributes and data generated by dMAb immunotherapies show their potential to provide a needed solution. Furthermore, this short time frame to achieve full protection is significantly more rapid than vaccine-driven protection, which can take weeks to months to reach peak efficacy levels.
A paper published in March 2016 in The Journal of Infectious Diseases discussed the results of our preclinical study in which animals transfected with our DNA-based mAb targeting Chikungunya virus (CHIKV) exhibited the specific ability to bind to the CHIKV envelope antigen, and this serum possessed CHIKV-neutralizing activity. CHIKV is a serious mosquito-borne alpha-virus responsible for several recent epidemics in tropical Africa and Asia. In mid-2015, the CDC reported that suspected or confirmed cases of Chikungunya had reached 1.74 million in 45 countries or territories in the Americas. There is currently no vaccine or therapeutic against this virus. In the study, the treatment of the animals with anti-CHIKV mAb plasmids protected 100% of the treated animals from a lethal injection of CHIKV virus while 100% of the control animals died. The treated animals were also spared virus-related morbidity, as measured by dramatic weight loss and lethargy.
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
In February 2019, we announced that in collaboration with The Wistar Institute and the University of Pennsylvania, the first subject was dosed as part of the first-ever human study of our dMAb technology. Funded fully by the Bill & Melinda Gates Foundation, this trial's focus is on the safety and tolerability of DNA plasmid encoding for a human anti-Zika antibody. This open-label trial is a single center, dose escalation trial that enrolled 24 healthy volunteers who received from one to four doses of INO-A002, inovio’s DNA plasmid encoding for a human anti-Zika antibody. Doses ranges from 0.5 mg to 4 mg of plasmids injected per subjects, independent of their body weight.
As described above, we have received grant funding to develop anti-SARS-CoV-2-specific dMAbs® to function as both a therapeutic and preventive treatment for COVID-19.
License, Collaboration, Supply and Other Agreements
We have entered into various arrangements with corporate, academic, and government collaborators, licensors, licensees and others. These arrangements are summarized below.
Advaccine
In December 2020, we entered into a Collaboration and License Agreement (the “Agreement”) with Advaccine. Under the terms of the Agreement, we have granted to Advaccine the exclusive right to develop, manufacture and commercialize our vaccine candidate INO-4800 within the territories of China, Taiwan, Hong Kong and Macau (referred to collectively as “Greater China”). Advaccine will not have the right to grant sublicenses, other than to affiliated entities, without our express prior written consent.
Under the Agreement, Advaccine has made an upfront payment to us of $3.0 million. In addition to the upfront payment, we are entitled to receive up to an aggregate of $108.0 million, payable upon the achievement of specified milestones related to the development, regulatory approval and commercialization of INO-4800, including the achievement of specified net sales thresholds for INO-4800 in Greater China, if approved. As of December 31, 2020, we have earned a $2.0 million milestone payment based on the enrollment of the first subject in the Phase 2 clinical trial for the product in the Advaccine territory. We are also entitled to receive a royalty equal to a high single-digit percentage of annual net sales in each region within Greater China, subject to reduction in the event of competition from biosimilar products in a particular region and in other specified circumstances. Advaccine’s obligation to pay royalties will continue, on a licensed product-by-licensed product basis and region-by-region basis, for ten years after the first commercial sale in a particular region within Greater China or, if later, until the expiration of the last-to-expire patent covering a given licensed product in a given region.

Under the Agreement, Advaccine will be responsible for the development and commercialization of the licensed products at its own cost and expense and shall use commercially reasonable efforts to develop, obtain and maintain regulatory approval of INO-4800, as well as our CELLECTRA® device and arrays for use in connection with the administration of INO-4800, in each region in Greater China. In the event that we have not initiated the planned Phase 3 segment of our ongoing clinical trial of INO-4800 in the United States within one year after entering into the Agreement, Advaccine may elect to conduct a Phase 3 clinical trial outside of Greater China at its own cost and expense for the purposes of obtaining regulatory approval in China, subject to our right to review and approve the protocols and design of such a trial.
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
Competition
As we develop and seek to ultimately commercialize our product candidates, we face and will continue to encounter competition with an array of existing or development-stage drug and immunotherapy approaches targeting diseases we are pursuing. We are aware of various established enterprises, including major pharmaceutical companies, broadly engaged in vaccine/immunotherapy research and development. These include Janssen Pharmaceuticals (part of J&J), Sanofi-Aventis, GlaxoSmithKline plc, Merck, Pfizer, and our collaborator AstraZeneca. There are also various development-stage biotechnology companies involved in different vaccine and immunotherapy technologies including but not limited to Advaxis,

Bavarian Nordic, BioNTech, CureVac, Dynavax, Hookipa, Iovance, Moderna, Nektar, Novavax, Translate Bio and Vir Biotechnology. If these companies are successful in developing their technologies, it could materially and adversely affect our business and our future growth prospects.
Merck and GlaxoSmithKline have commercialized preventive vaccines against HPV to protect against cervical cancer. Some companies are seeking to treat early HPV infections or low grade cervical dysplasia. Loop Electrosurgical Excision Procedure, commonly known as LEEP, is the current standard of care for treating high-grade cervical dysplasia. Advaxis and Gilead Sciences have therapeutic cervical cancer product candidates under development. Many companies are pursuing different approaches to GBM, prostate, breast, lung and other cancers we are targeting.
A large number of companies are actively advancing COVID-19 vaccines through the clinic. Pfizer and BioNtech, Moderna Therapeutics, Janssen (J&J) and AstraZeneca have received approval for their COVID-19 vaccines from either the U.S. or European regulatory authorities. Additionally, several companies such as CanSino Biologics, SinoVAc, Bharat Biotech and Novavax are currently developing vaccine candidates into Phase 2 and Phase 3 clinical stage of development.
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
Viral Vaccine Delivery
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
Lipid DNA/RNA Delivery
A number of lipid formulations have been developed that increase the effect of DNA/RNA immunotherapies. These work by either increasing uptake of the DNA/RNA into cells or by acting as an adjuvant, alerting the immune system. While there has been significant progress in this field, including emergency approval of COVID-19 mRNA vaccines in 2020, lipid nanoparticle delivery of mRNA has thermal stability issues as well as the potential of adverse events from the lipid nanoparticle formulations.
DNA Immunotherapy Delivery with Electroporation
There are other companies with electroporation intellectual property and devices. We believe we have significant competitive advantages over other companies focused on electroporation for multiple reasons:
•We have an extensive history and experience in developing the methods and devices that optimize the use of electroporation in conjunction with DNA-based agents. This experience has been validated with multiple sets of interim data from multiple clinical studies assessing DNA-based immunotherapies and vaccines against cancers and infectious disease.
•We have a broad product line of electroporation instruments designed to enable DNA delivery in tumors, muscle, and skin.
•We have been proactive in filing for patents, as well as acquiring and licensing additional patents, to expand our global patent estate.
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
Our intellectual property portfolio covers our proprietary technologies, including CELLECTRA® delivery systems as well as immunotherapy and vaccine construct related technologies. As of December 31, 2020, our patent portfolio included 84 issued United States patents and over 500 issued foreign counterpart patents. We also have a number of patent applications pending in the United States and various foreign jurisdictions.
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
•A product comprised of two or more regulated components that are physically, chemically, or otherwise combined or mixed and produced as a single entity;
•Two or more separate products packaged together in a single package or as a unit and comprised of drug and device products;
•A drug, device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug, device or biological where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product the labeling of the approved product would need to be changed, e.g., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose; or
•Any investigational drug, device, or biological packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.
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
U.S. Biological Product Development
In the United States, the FDA regulates biologics under FDCA, and the Public Health Service Act, or PHSA, and their implementing regulations. Biologics are also subject to other federal, state, and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Our product candidates must be approved by the FDA through the Biologics License Application, or BLA, process before they may be legally marketed in the United States. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:
•Completion of extensive nonclinical, sometimes referred to as pre-clinical laboratory tests, pre-clinical animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practice, or GLP, regulations;
•Submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•Performance of adequate and well-controlled human clinical trials in accordance with applicable IND and other clinical trial-related regulations, sometimes referred to as good clinical practices, or GCPs, to establish the safety and efficacy of the proposed product candidate for its proposed indication;
•Submission to the FDA of a BLA;
•Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the product is produced to assess compliance with the FDA’s current good manufacturing practice, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality, purity and potency;
•Potential FDA audit of the pre-clinical and/or clinical trial sites that generated the data in support of the BLA; and
•FDA review and approval of the BLA prior to any commercial marketing or sale of the product in the United States.
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
Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may grant conditional approval of a BLA on the sponsor’s agreement to conduct additional clinical trials, such as these post-approval trials, to further assess the biologic’s safety and effectiveness after BLA approval.
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
There remain judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry qualifying health insurance coverage for all or part of a year. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax, and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. Further, although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Further there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. Further, at the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.
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
•the Physician Payments Sunshine Act, created under the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, and which, beginning in 2022, will require applicable manufacturers to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives;
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
Significant Customers and Research and Development
During the year ended December 31, 2020, we derived 68% of our revenue from Advaccine and 18% of our revenue from Plumbline Life Sciences. During the year ended December 31, 2019, we derived 78% of our revenue from AstraZeneca. During the year ended December 31, 2018, we derived 75% of our revenue from ApolloBio and 23% of our revenue from AstraZeneca. Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our electroporation technologies and immunotherapies. Research and development expense consists of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Our research and development expense was $94.2 million in 2020, $88.0 million in 2019 and $95.3 million in 2018.
Geographic Information
All of our revenue for the years ended December 31, 2020, 2019 and 2018 was earned in the United States. All of our long-lived assets are located in the United States.
Corporate Information
On December 31, 2020, our former wholly-owned subsidiaries Genetronics, Inc. and VGX Pharmaceuticals Inc. and our former majority -owned subsidiary VGX Animal Health, Inc. were merged into Inovio Pharmaceuticals, Inc.
Our corporate headquarters are located at 660 W. Germantown Pike, Suite 110, Plymouth Meeting, Pennsylvania 19462, and our main telephone number is (267) 440-4200.
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
Employees and Human Capital Resources
As of February 12, 2021, we employed 262 people on a full-time basis. Of the combined total, 210 were in product research, which includes research and development, quality assurance, clinical, engineering and manufacturing, and 52 were in general and administrative functions, which includes corporate development, information technology, legal, investor relations, finance and corporate administration. About 50% of our workforce is comprised of women and approximately 50% is comprised of individuals with ethnically diverse backgrounds. In addition, three of the seven members of our board of directors are women. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good.
We compete in the highly competitive biotechnology industry. Attracting, developing and retaining talented people in research, quality assurance, clinical, engineering, manufacturing and other positions is crucial to executing our strategy and our ability to compete effectively. Our ability to recruit and retain such talent depends on several factors, including compensation and benefits, talent development and career opportunities, and work environment. To that end, we invest in our employees to be an employer of choice.
Employee Engagement
As we work to make an impact on how healthcare is delivered, we believe it is critical that our employees are informed and engaged. We communicate frequently and transparently with our employees through a variety of communication methods, including video and written communications, town hall meetings, employee surveys and our company intranet, and acknowledge individual contributions to INOVIO through several rewards and recognition award programs. We believe these engagement efforts keep employees informed about our strategy, culture and purpose and motivated to do their best work. As a result of the COVID-19 pandemic, we also further strengthened our digital communication platform. Our employee communications during the pandemic have kept our employees informed on critical priorities, important actions being taken by management in response to the pandemic.
Health, Safety and Wellness
The physical health, financial wellbeing, life balance and mental health of our employees is vital to our success.
The environmental, health and safety team stays abreast of local, regional and global concerns and trends and ensures safety procedures are in place to mitigate workplace injuries and safety risks. Employees are required to complete training in various safety procedures for the laboratories and manufacturing facilities and specialized safety training based on particular job duties. Designated Safety Officers and response teams oversee safety-related initiatives and a safety committee that provides input on safety procedures, practices, and policies. Employees are required to wear personal protective equipment relevant for their particular job duties. Occupational injuries at the workplace are extremely low and are always investigated to determine if any environmental or other changes need to be implemented.
Since the onset of the COVID-19 pandemic, strict safety protocols have been put in place for employees working on-site, including following federal and local guidelines and mandates to ensure the safety of the workforce. In addition to providing the necessary personal protective equipment, special engineering controls have been installed at the facilities to further protect workers. Regular communication and training about the virus and how individuals can protect themselves and others is ongoing with employees.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses in recent years, expect to incur significant net losses in the foreseeable future and may never become profitable.
We have experienced significant operating losses over the last several years. As of December 31, 2020 our accumulated deficit was $906.2 million. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our DNA vaccine and DNA immunotherapy product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.
We have limited sources of revenue and our success is dependent on our ability to develop our DNA vaccines, DNA immunotherapies, dMAbs and electroporation equipment.
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
We will need substantial additional capital to develop our DNA vaccines, DNA immunotherapies and dMAb programs and electroporation delivery technology.
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
•debt service obligations;
•competing technological and market developments; and
•our ability and costs to establish and maintain collaborative and other arrangements with third parties to assist in potentially bringing our products to market.
Additional financing may not be available on acceptable terms, or at all. Domestic and international capital markets have from time to time experienced heightened volatility and turmoil, particularly in light of the COVID-19 pandemic, making it more difficult in many cases to raise capital through the issuance of equity securities. Volatility in the capital markets can also negatively impact the cost and availability of credit, creating illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases cease to provide, funding to borrowers. To the extent we are able to raise additional capital through the sale of equity securities, or we issue securities in connection with another transaction in the future, the ownership position of existing stockholders could be substantially diluted. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets. Fluctuating interest rates could also increase the costs of any debt financing we may obtain. Raising capital through a licensing or other transaction involving our intellectual property could require us to relinquish valuable intellectual property rights and thereby sacrifice long-term value for short-term liquidity.
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
Risks Related to Product Development, Manufacturing and Regulatory Approval
If we are unable to obtain FDA approval of our products, we will not be able to commercialize them in the United States.
We need FDA approval prior to marketing our electroporation equipment and product candidates in the United States. If we fail to obtain FDA approval to market our electroporation equipment and product candidates, we will be unable to sell our products in the United States, which will significantly impair our ability to generate any revenues.
This regulatory review and approval process, which includes evaluation of preclinical studies and clinical trials of our products as well as the evaluation of our manufacturing processes and our third-party contract manufacturers' facilities, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that our electroporation equipment and product candidates are both safe and effective for each indication for which approval is sought. To the extent that our product candidates are manufactured at multiple sites or using different processes, we will also need to demonstrate comparability across the manufacturing batches in order to obtain regulatory approval. Satisfaction of the approval requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product. We do not know if or when we might receive regulatory approvals for our electroporation equipment and any of our product candidates currently under development. Moreover, any approvals that we obtain may not cover all of the clinical indications for which we are seeking approval, or could contain significant limitations in the form of narrow indications, warnings, precautions or contra-indications with respect to conditions of use. In such event, our ability to generate revenues from such products would be greatly reduced and our business would be harmed.
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
None of our human vaccine candidates, including INO-4800, or our immunotherapy and DNA encoded monoclonal antibody product candidates have been approved for sale, and we may never develop commercially successful vaccine, immunotherapy or DNA encoded monoclonal antibody products.
Our human vaccine programs, which includes our COVID-19 vaccine candidate INO-4800, our immunotherapy programs and our DNA encoded monoclonal antibodies program are in various stages of research and development, and currently include product candidates in discovery, preclinical studies and Phase 1, 2 and 3 clinical trials. There are limited data regarding the efficacy of synthetic vaccine candidates and immunotherapy candidates compared with conventional vaccines, and we must conduct a substantial amount of additional research and development before the FDA or any comparable foreign regulatory authority will approve any of our vaccine product candidates, including INO-4800. The success of our efforts to develop and commercialize our product candidates, including INO-4800, could be delayed or fail for a number of reasons. For example, we could experience delays in product development and clinical trials. Our product candidates could be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances to proceed with further clinical development or to be approved for marketing. Our products, even if they are deemed to be safe and effective by regulatory authorities, could be difficult to manufacture on a large scale or uneconomical to market, or our competitors could develop superior products more quickly and efficiently or more effectively market their competing products. The ability to manufacture sufficient quantities of INO-4800 on a large scale is particularly challenging and will require substantial resources and the engagement of third parties, which we may not be able to obtain on a timely basis, or at all.
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
Our planned clinical development of INO-4800 as a potential COVID-19 vaccine has been placed on partial clinical hold by the FDA, which may cause delays in the commencement of our planned Phase 3 clinical trial or completion of clinical testing, both of which could result in increased costs to us and delay or limit our ability to proceed to commercialization and generate revenues.
Our planned clinical development of INO-4800 as a potential COVID-19 vaccine has been placed on partial clinical hold by the FDA. We may not commence our planned Phase 3 clinical trial of INO-4800 until we satisfactorily resolve the FDA’s remaining questions relating to our CELLECTRA 2000 delivery device to be used in connection with INO-4800 in our Phase 3 clinical trials and commercial product, if authorized or licensed by FDA. We are actively working to address the FDA’s questions and plan to respond in May 2021, after which the FDA will have up to 30 days to notify us of its decision as to whether our Phase 3 trial may proceed. However, there can be no assurance regarding the timing of the FDA’s agreement to lift the partial clinical hold or that we will ultimately be successful in obtaining any such determination from the FDA to do so.

Delays in the commencement of our Phase 3 trial or completion of ongoing clinical testing for INO-4800 could significantly affect our product development costs. We do not know whether our planned Phase 3 clinical trial will begin on time or be completed on schedule, if at all. In addition, our ongoing clinical trials for INO-4800 may not be completed on schedule, or at all, and could be placed on additional holds by regulators for reasons unrelated to our current hold. Our Phase 3 trial for INO-4800 will require interim data results at various points throughout the trial. Our clinical trials may therefore also be delayed as a result of ambiguous or negative interim results. Even if our interim results related to our INO-4800 are positive, there can be no assurance that our topline results will be consistent with the interim results. If we experience delays in completion of, or if we terminate, any of our clinical trials relating to INO-4800, the commercial prospects for our product candidate may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Further, delays in the commencement or completion of clinical trials may adversely affect the trading price of our common stock.
Newly emerging SARS-CoV-2 variants could reduce the immunogenicity and effectiveness of INO-4800 as a potential COVID-19 vaccine.
Multiple variants of the virus that causes COVID-19 have been documented in the United States and globally during this pandemic. The new SARS-CoV-2 variants could be less affected by the immune responses generated by INO-4800 in the vaccine recipients and therefore could reduce the overall efficacy of the vaccine in controlling severe COVID-19 disease.
There can be no assurance that the product we are developing for COVID-19 would be granted an Emergency Use Authorization by the FDA or similar authorization by regulatory authorities outside of the United States if we were to decide to apply for such an authorization. If we do not apply for such an authorization or, if we do apply and no authorization is granted or, once granted, it is terminated, we will be unable to sell our product in the near future and instead, will be required to pursue the biologic licensure process in order to sell our product, which is lengthy and expensive.
We may seek an Emergency Use Authorization, or EUA, from the FDA or similar authorization from regulatory authorities outside of the United States, such as conditional marketing authorization from the EMA. If we apply for an EUA and it is granted, an EUA will authorize us to market and sell our COVID-19 vaccine under certain conditions of authorization as long as the public health emergency exists. The FDA expects that companies which receive an EUA for COVID-19 vaccines will proceed to licensure of their vaccine products under a full Biologics License Application. The FDA may issue an EUA during a Public Health Emergency if the agency determines that the potential benefits of a product outweigh the potential risks and if other regulatory criteria are met. There is no guarantee that we will apply for an EUA or other similar authorization or, if we do apply, that we will be able to obtain such authorization. If an EUA or other authorization is granted, we will rely on the FDA or other applicable regulatory authority policies and guidance governing vaccines authorized in this manner in connection with the marketing and sale of our product. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our product could be adversely impacted. An EUA authorizing the marketing and sale of our product will terminate upon expiration of the Public Health Emergency, which is a determination made by the Secretary of Health and Human Services. The FDA may also terminate an EUA if safety issues or other concerns about our product arise or if we fail to comply with the conditions of authorization. If we apply for an EUA or similar authorization from regulatory authorities outside of the United States, the failure to obtain such authorization or the termination of such an authorization, if obtained, would adversely impact our ability to market and sell our COVID-19 vaccine, which could adversely impact our business, financial condition and results of operations.
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
If we or our manufacturers were to encounter any of these difficulties or our manufacturers otherwise fail to comply with their obligations to us, our ability to provide our electroporation equipment to our partners and to supply product candidates for clinical trials or to commercially launch a product would be jeopardized. For example, we previously relied on VGXI to manufacture DNA plasmids for our product candidates, including INO-4800. In 2020, VGXI notified us that they would be unable to produce the necessary plasmids to meet this timeline due to a lack of manufacturing capacity. As a result, we have engaged several additional third-party contract manufacturers to support the planned large-scale manufacturing of INO-4800. However, there can be no assurance that we will be able to secure adequate additional manufacturing capacity on commercially reasonable terms. Our inability to secured sufficient manufacturing capacity, or our inability to transfer necessary manufacturing know-how to third parties, would adversely affect our commercialization plans and could also harm our reputation.
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
Even if United States regulatory approval is obtained, the FDA may still impose significant restrictions on a product's indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. This governmental oversight may be particularly strict with respect to gene-based therapies. Our products will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, record keeping and submission of safety and other post-market information. For example, the FDA strictly regulates the promotional claims that may be made about medical products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. However, companies may in certain circumstances share truthful and not misleading information that is otherwise consistent with the product’s FDA approved labeling. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:
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
We have obtained Orphan Drug Designation for one of our product candidates. As part of our business strategy, we may continue to seek Orphan Drug Designation for additional product candidates, and we may be unsuccessful in obtaining new designations or may be unable to obtain or maintain the benefits associated with Orphan Drug Designation, including the potential for orphan drug exclusivity.
We have obtained Orphan Drug Designation from the FDA for INO-3107 for the treatment of for the treatment of recurrent respiratory papillomatosis. We have sought and may continue to seek Orphan Drug Designation for one or more of our other product candidates, including but not limited to VGX-3100 for the treatment of HPV-16-/18-associated anal dysplasia, although we may be unsuccessful in doing so. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as tax advantages and user fee waivers. Opportunities for grant funding toward clinical trial costs may also be available for clinical trials of drugs for rare diseases, regardless of whether the drugs are designated for the orphan use. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years, except in limited circumstances.
Although we have obtained Orphan Drug Designation for INO-3107 for the treatment of for the treatment of recurrent respiratory papillomatosis, and even if we obtain Orphan Drug Designation for our other product candidates in specific indications, we may not be the first to obtain marketing approval of these product candidates for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. If a competitor with a product that is determined by the FDA to be the same as one of our product candidates obtains marketing approval before us for the same indication we are pursuing and obtains orphan drug exclusivity, our product candidate may not be approved until the period of exclusivity ends unless we are able to demonstrate that our product candidate is clinically superior. Even after obtaining approval, we may be limited in our ability to market our product. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different principal molecular structural features can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same principal molecular structural features for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for some of our product candidates, we may never receive such designations.
Tax reform legislation enacted in 2017 reduced the amount of the qualified clinical research costs for a designated orphan product that a sponsor may claim as a credit from 50% to 25%. This reduction could further limit the advantage of, and may impact our future business strategy with respect to, seeking the Orphan Drug Designation.
Risks Related to Reliance on Third Parties
If we lose or are unable to secure collaborators or partners, or if our collaborators or partners do not apply adequate resources to their relationships with us, our product development and potential for profitability will suffer.
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
Risks Related to Commercialization of Our Product Candidates
We currently have no marketing and sales organization. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenues.
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
If products for which we receive regulatory approval do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.
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
•the public perception of new therapies and the reputational challenges that the vaccine industry is facing related to the growing momentum of the anti-vaccine movement;
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
Risks Related to Managing Our Growth and Employee and Operational Matters
We are currently subject to litigation and may become subject to additional litigation, which could harm our business, financial condition and reputation.
We may have actions brought against us by stockholders relating to past transactions, changes in our stock price or other matters. For example, during 2020, numerous purported shareholder class action complaints have been filed against us, naming us and our directors and executive officers as defendants, and alleging that we made materially false and misleading statements regarding the development of our INO-4800 vaccine candidate against COVID-19 in violation of certain federal securities laws. We may also become party to litigation with third parties as a result of our business activities. In 2020, we filed a lawsuit against one of our contract manufacturers, who then filed a counterclaim against us alleging that we had breached our contract with them, among other claims. These litigation matters, described in this report, are ongoing, and even though we intend to vigorously defend ourselves in these actions, there can be no assurance that we will ultimately prevail. These and any potential future actions against us could give rise to substantial damages, which could have a material adverse effect on our financial position, liquidity or results of operations. Even if an action is not resolved against us, the uncertainty and expense associated with litigation could harm our business, financial condition and reputation, as litigation is often costly, time-consuming and disruptive to business operations. The defense of our existing and potential future lawsuits could also result in diversion of our management's time and attention away from business operations, which could harm our business.
Our business could be adversely affected by the effects of health epidemics, including the global COVID-19 pandemic.
In December 2019, a novel strain of coronavirus, since named SARS-CoV-2, causing the disease known as COVID-19, was reported in China. Since then, COVID-19 has spread globally, resulting in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic” in March 2020 and United States also declaring a national emergency. In response to the COVID-19 pandemic, a number of governmental orders and other public health guidance measures were implemented across much of the United States, including in the locations of our offices, laboratories, clinical trial sites and third parties on whom we rely. As a result, our expected clinical development timelines could be negatively affected by COVID-19, which could then materially and adversely affect our business, financial condition and results of operations. Further, we have implemented a work from home policy allowing employees who can work from home to do so, while those needing to work in laboratory facilities work in shifts to reduce the number of people gathered together at one time. Business travel has been suspended and online and teleconference technology is used to meet virtually rather than in person. We have taken measures to secure our research and development project activities, while work in laboratories has been organized to reduce risk of COVID-19 transmission. Our increased reliance on personnel working from home may negatively impact our productivity, or could disrupt, delay or otherwise adversely impact our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories could be delayed.
In addition, as local jurisdictions continue to put restrictions in place, our ability to continue to conduct and enroll patients in our clinical trials, manufacture our product candidates and pursue collaborations may also be limited. Such events may result in business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.
The spread of COVID-19, which has caused a broad impact globally, could also affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has resulted in significant disruption of global financial markets, which could reduce our ability to access capital. Although we have raised significant funds from the sale of our common stock in the public markets during the pandemic, there can be no guarantee that we will be able to continue to so, which could negative affect our future liquidity. In addition, if a global economic recession results following the spread of COVID-19, its impact could materially affect our business and the value of our common stock.
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
The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 may impact our business, operations and clinical trials will depend on future developments, including the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, the effectiveness of actions taken in the United States and other countries to contain and treat the disease and whether the United States and additional countries are required to move to complete lock-down status. The ultimate long-term impact of COVID-19 is highly uncertain.
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
Many other companies are pursuing other forms of treatment or prevention for diseases that we target. For example, many of our competitors are working on developing and testing COVID-19 vaccines, cancer vaccines and immunotherapies, and several products such as the CAR-Ts developed by our competitors have been approved for human use. Some of our competitors have already received regulatory approval for their COVID-19 vaccines and have begun distribution in our target markets. The earlier market entry of these other vaccines, and their actual or perceived efficacious or success relative to our own, may lead to diversion of funding away from us, decreased demand for INO-4800, if approved, and difficulty in finding participants for our clinical trials. All of these factors could substantially impact our ability to complete the development of, commercialize and generate revenues from INO-4800.

In addition, our competitors and potential competitors include large pharmaceutical and more established biotechnology companies. These companies have significantly greater financial and other resources and greater expertise than us in research and development, securing government contracts and grants to support research and development efforts, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing. This may make it easier for them to respond more quickly than us to new or changing opportunities, technologies or market needs. Many of these competitors operate large, well-funded research and development programs and have significant products approved or in development. Small companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies or through acquisition or development of intellectual property rights. Our potential competitors also include academic institutions, governmental agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing. Research and development by others may seek to render our technologies or products obsolete or noncompetitive.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days from December 2018 to January 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
We are dependent on information technology and our systems and infrastructure face certain risks, including from cybersecurity breaches and data leakage.
We rely to a large extent upon sophisticated information technology systems to operate our businesses, some of which are managed, hosted provided and/or used for third-parties or their vendors. We collect, store and transmit large amounts of confidential information (including personal information and pseudonymized information), and we deploy and operate an array of technical and procedural controls to maintain the confidentiality and integrity of such confidential information. A significant breakdown, invasion, corruption, destruction, interruption, or unavailability of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. Hardware, software, or applications we develop or obtain from third parties may contain defects in design or manufacture or other supply chain problems that could unexpectedly compromise our information and network security. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers' systems, portable media or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks (including ransomware), which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.
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

In both the United States and certain foreign jurisdictions there have been, and we anticipate there will continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell any of our products profitably. In the United States, the federal government enacted healthcare reform legislation, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA. Among the ACA’s provisions of importance to the pharmaceutical industry are that it:
•imposed an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, although the effective rate paid may be lower. However, the 2020 federal spending package permanently eliminated, effective January 1, 2020, this ACA-mandated medical device tax;
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
There remain judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry qualifying health insurance coverage for all or part of a year. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage, and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. Further, although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Further there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and implemented others under its existing authority. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. Further, at the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.
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
•the Physician Payments Sunshine Act, created under the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, and which, beginning in 2022, will require applicable manufacturers to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives;
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
We have entered into collaborations with Chinese companies and conduct certain research and development activities in China. Uncertainties regarding the interpretation and enforcement of Chinese laws, rules and regulations, a trade war or political unrest in China could materially adversely affect our business, financial condition and results of operations.
We conduct research and development activities in China through our collaboration with Advaccine, which is conducting and funding the Phase 2 trial of INO-4800 in China. In addition, we are party to a license and collaboration agreement with China-based company ApolloBio, pursuant to which ApolloBio has the exclusive right to develop and commercialize VGX-3100 in China, Hong Kong, Macao and Taiwan. The Chinese legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, we are exposed to the possibility of disruption of our research and development activities in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to increased costs for clinical materials that are manufactured in China. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. These uncertainties may impede our ability to enforce the contracts we have entered into and our ability to continue our research and development activities and could materially and adversely affect our business, financial condition and results of operations.
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
Risks Related to an Investment in Our Common Stock
An active trading market for our common stock may not be sustained.
Although our common stock is listed on the Nasdaq Global Select Market, we cannot assure you that an active trading market for our shares will continue to be sustained. If an active market for our common stock is not sustained, it may be difficult for investors in our common stock to sell shares without depressing the market price for the shares or to sell the shares at all.
The price of our common stock has been and may continue to be volatile, and an investment in our common stock could decline substantially in value.
In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price has been and may continue to be highly volatile and has been and may in the future be subject to substantial drops, with or even in the absence of news affecting our business. Period to period comparisons are not indicative of future performance. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:
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
•changes in accounting principles;
•global unrest, terrorist activities, and economic and other external factors; and
•catastrophic weather and/or global disease pandemics, including COVID-19.
The stock market in general has recently experienced relatively large price and volume fluctuations, particularly in response to the COVID-19 outbreak. In particular, the market prices of securities of smaller biotechnology and medical device companies have experienced dramatic fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. In addition, price volatility may increase if the trading volume of our common stock remains limited or declines.
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
General Risk Factors
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
San Diego Leases
In April 2013, we entered into a lease, or the First San Diego Lease, for office space in San Diego, California. The term of the First San Diego Lease commenced on December 1, 2013. The initial term of the First San Diego Lease is ten years, with an option to extend the term by five years, subject to specified conditions. In June 2015, we amended the First San Diego Lease to increase the total leased space to 31,207 square feet and occupy the entire building. The commencement of the amended First San Diego Lease was in January 2016. As of December 31, 2020, rent payments under the First San Diego Lease include base rent with an annual increase of approximately 3 percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance. We had an option to terminate the First San Diego Lease on December 1, 2019, which we did not exercise.
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
The base rent adjusts periodically throughout the term of the Second San Diego Lease. As of December 31, 2020, rent payments under the Second San Diego Lease include base rent with an annual increase of approximately 3 percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance. In addition, we have paid a security deposit of $95,000.
Plymouth Meeting Lease
In March 2014, we entered into a lease, or the Plymouth Meeting Lease, for our corporate headquarters in Plymouth Meeting, Pennsylvania. We occupied the space in June 2014. The initial term of the Plymouth Meeting Lease was 11.5 years, with a right to extend the term by five years, subject to specified conditions. We use the space for office purposes.
The base rent adjusts periodically throughout the term of the Plymouth Meeting Lease. As of December 31, 2020, rent payments under the Plymouth Meeting Lease include base rent with an annual increase of approximately 2 percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance. In addition, we have paid a security deposit of $49,000. In July 2015, we amended the Plymouth Meeting Lease to increase the total leased space to 27,583 square feet.

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

ITEM 3.    LEGAL PROCEEDINGS
Securities Litigation
On March 12, 2020, a purported shareholder class action complaint, McDermid v. Inovio Pharmaceuticals, Inc. and J. Joseph Kim, was filed in the United States District Court for the Eastern District of Pennsylvania, naming us and J. Joseph Kim, our Chief Executive Officer, as defendants. The lawsuit alleges that we made materially false and misleading statements regarding our development of a vaccine for COVID-19 in our public disclosures in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On June 18, 2020, the court appointed Manuel Williams to serve as lead plaintiff. On August 3, 2020, Mr. Williams filed a consolidated complaint, naming us and three of our officers as defendants. On September 21, 2020, Mr. Williams and another purported stockholder, Andrew Zenoff filed a first amended complaint, naming us and three of our officers as defendants. Defendants filed a motion to dismiss plaintiff’s first amended complaint on November 5, 2020. On February 16, 2021, the court issued an order granting in part, and denying in part, Defendants’ motion to dismiss. The court granted Defendants’ motion to dismiss, and dismissed with prejudice, the claims premised on the April 30 and June 30, 2020 statements. The court denied Defendants’ motion to dismiss as to the remaining statements. Defendants’ deadline to file their answer to the complaint is March 2, 2021.
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
VGXI Litigation
On June 3, 2020, we filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against VGXI, Inc. and GeneOne Life Science, Inc., or GeneOne, and together with VGXI, Inc. collectively referred to as VGXI, alleging that VGXI had materially breached our supply agreement with them. The complaint seeks declaratory judgments, specific performance of the agreement, injunctive relief, an accounting, damages, attorneys’ fees, interest, costs and other relief from VGXI. On June 3, 2020, we filed a petition for preliminary injunction, which was denied on June 25, 2020. On June 26, 2020, we filed notice of appeal of the denial of the petition with the Pennsylvania Superior Court.
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
On December 7, 2020, GeneOne filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against us, alleging that we had breached the CELLECTRA Device License Agreement, or the Agreement, between us and GeneOne. We terminated the Agreement on October 9, 2020. The complaint asserts claims for breach of contract, declaratory judgment, unfair competition, and unjust enrichment. The complaint seeks injunctive relief, an accounting, damages, disgorgement of profits, attorneys’ fees, interest, and other relief from us. We intend to vigorously defend ourselves against GeneOne’s claims. On January 29, 2021, we filed preliminary objections to the complaint.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock, par value $0.001 per share, began trading on the Nasdaq Global Select Market on September 15, 2014 under the symbol "INO," having previously traded on the NYSE MKT exchange.
As of February 11, 2021, we had approximately 457 common stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
The closing price per share of our common stock on February 11, 2021 was $13.00, as reported on the Nasdaq Global Select Market.
Dividends
The payment of any dividends on our common stock is within the discretion of our board of directors. We have never paid cash dividends on our common stock and the board of directors does not expect to declare cash dividends on the common stock in the foreseeable future.
Performance Graph
The graph below compares the performance of our common stock with the performance of the NYSE American Index, the S&P SuperCap Biotechnology index and the Nasdaq Composite Index for the five years ended December 31, 2020. The graph assumes a $100 investment on December 31, 2015 in our common stock and in each index, with the reinvestment of all dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Inovio Pharmaceuticals Inc., the NYSE American Index, the NASDAQ Composite Index, and S&P SuperCap Biotechnology Index

$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Inovio Pharmaceuticals Inc.
NYSE American
NASDAQ Composite
S&P SuperCap Biotechnology Index

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ended December 31.

	12/15	12/16	12/17	12/18	12/19	12/20
Inovio Pharmaceuticals, Inc.	100.00	103.27	61.46	59.52	49.11	131.70
NYSE American	100.00	119.65	120.83	103.00	116.58	113.81
Nasdaq Composite	100.00	108.87	141.13	137.12	187.44	271.64
S&P SuperCap Biotechnology Index	100.00	84.56	106.71	105.29	117.81	128.96
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
Recent Sales of Unregistered Securities
During the year ended December 31, 2020, we issued 5,147 shares of common stock upon the conversion of preferred stock and a total of 16,498,024 shares of common stock upon the conversion of convertible debt instruments. The foregoing shares of common stock were issued in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by us and existing security holders where no commission or other remuneration is paid or given directly or indirectly by us for soliciting such exchange.
Purchases of Equity Securities by the Issuer and Affiliated Parties
None.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2020 and 2019 and the selected consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2018, 2017, and 2016 and the selected consolidated statements of operations data for the years ended December 31, 2017 and 2016 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Statement of Operations Data:
Revenue under collaborative research and development arrangements, including from affiliated entity	$6,624,316	$3,872,594	$30,310,309	$29,173,216	$7,891,341
Grants and miscellaneous revenue, including from affiliated entities	786,904	239,336	171,588	13,046,870	27,477,020
Total revenues	7,411,220	4,111,930	30,481,897	42,220,086	35,368,361
Loss from operations	(124,082,044)	(111,108,545)	(94,091,138)	(83,642,901)	(76,235,937)
Other income (expense), net	(6,095,500)	(4,846,358)	920,891	1,612,974	1,257,257
Change in fair value of common stock warrants	—	—	360,795	806,819	127,554
Change in fair value of derivative liability	(75,670,977)	(1,763,652)	—	—	—
Gain (loss) on investment in affiliated entities	36,556,658	(3,090,557)	(1,988,567)	(6,982,664)	1,110,787
Net unrealized gain on available-for-sale equity securities	1,695,497	—	—	—	—
Gain on deconsolidation of Geneos	4,121,075	—	—	—	—
Loss on extinguishment of convertible bonds	(8,177,043)	—	—	—	—
Gain on extinguishment of convertible senior notes	8,762,030	—	—	—	—
Share in net loss of Geneos	(4,584,610)	—	—	—	—
(Provision for) benefit from income taxes	—	257,335	(2,169,811)	—	—
Net loss	(167,474,914)	(120,551,777)	(96,967,830)	(88,205,772)	(73,740,339)
Net loss attributable to non-controlling interest	1,063,757	1,192,558	—	—	—
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(166,411,157)	$(119,359,219)	$(96,967,830)	$(88,205,772)	$(73,740,339)
Net loss per common share attributable to common stockholders
Basic	$(1.07)	$(1.21)	$(1.05)	$(1.08)	$(1.01)
Diluted	$(1.07)	$(1.21)	$(1.05)	$(1.09)	$(1.01)

	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Balance Sheet Data:
Cash and cash equivalents	$250,728,118	$22,196,097	$23,693,633	$23,786,579	$19,136,472
Short-term investments	160,914,935	67,338,017	57,538,852	103,638,844	85,629,412
Total assets	539,772,472	143,951,597	131,113,265	187,239,270	173,707,166
Current liabilities	41,705,954	31,989,321	35,299,759	35,405,426	43,823,027
Noncurrent liabilities	36,925,760	106,557,418	8,781,099	9,345,035	6,505,719
Accumulated deficit	(906,196,812)	(739,785,655)	(620,426,436)	(523,356,317)	(434,838,235)
Total stockholders’ equity	461,140,758	5,404,858	87,032,407	142,488,809	123,378,420

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

Overview
INOVIO is a biotechnology company focused on rapidly bringing to market precisely designed DNA medicines to treat and protect people from infectious diseases, cancer, and diseases associated with human papillomavirus (HPV). Our DNA medicines pipeline is comprised of three types of product candidates: DNA vaccines, DNA immunotherapies and DNA encoded monoclonal antibodies (dMAbs®). In clinical trials, we have demonstrated that DNA medicines can be delivered directly into cells in the body through our proprietary smart device to consistently activate robust and fully functional T cell and antibody responses against targeted pathogens and cancers.
Our novel DNA medicine candidates are made using our proprietary SynCon® technology that uses a computer algorithm designed to identify and optimize the DNA sequence of the target antigen (be it virus or a tumor). INOVIO then creates optimized plasmids, which are circular strands of DNA that instruct a cell to produce antigens to help the person’s immune system recognize and destroy cancerous or virally infected cells.
Our patented CELLECTRA® smart delivery devices provide optimized uptake of our DNA medicines within the cell, overcoming a key limitation of other DNA-based technology approaches, namely cellular uptake.
Human clinical trial data to date has shown a favorable safety profile of our DNA medicines delivered directly into cells in the body using the CELLECTRA® smart device in more than 7,000 administrations across more than 3,000 patients.
Our corporate strategy is to advance, protect and, once approved, commercialize our novel DNA medicines to meet urgent and emerging global health needs. We continue to advance and clinically validate an array of DNA medicine candidates that target HPV-associated diseases, cancer, and infectious diseases, such as COVID-19 (SARS-CoV-2). We aim to advance these candidates through commercialization and continue to leverage third-party resources through collaborations and partnerships, including product license agreements.

Our partners and collaborators include ApolloBio Corp., AstraZeneca, Advaccine, The Bill & Melinda Gates Foundation (Gates), Coalition for Epidemic Preparedness Innovations (CEPI), Defense Advanced Research Projects Agency (DARPA), The U.S. Department of Defense (DoD), GeneOne Life Science, HIV Vaccines Trial Network, the U.S. Defense Threat Reduction Agency’s Medical CBRN Defense Consortium (MCDC), International Vaccine Institute (IVI), National Cancer Institute, National Institutes of Health, National Institute of Allergy and Infectious Diseases, Ology Bioservices, the Parker Institute for Cancer Immunotherapy, Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter-Helm BioLogics, Thermo Fisher Scientific, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.
We or our collaborators are currently conducting or planning clinical studies of our DNA medicines for HPV-associated precancers, including cervical, vulvar, and anal dysplasia; HPV-associated cancers, including head & neck, cervical, anal, penile, vulvar, and vaginal; other HPV-associated disorders, such as recurrent respiratory papillomatosis, or RRP; glioblastoma multiforme, or GBM; prostate cancer; HIV; Ebola; Middle East Respiratory Syndrome, or MERS; Lassa fever; Zika virus; and the COVID-19 virus.
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
As of December 31, 2020, we had an accumulated deficit of $906.2 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.
Impacts of COVID-19 on Our Business
The COVID-19 pandemic has had a number of significant impacts on our business during 2020. Most notably, in the United States, South Korea and China, we have accelerated the clinical development of INO-4800, our DNA vaccine candidate matched to the outbreak strain of SARS-CoV-2, the virus that causes COVID-19. In January, we received initial grant funding from CEPI to advance INO-4800 into preclinical studies and clinical development through Phase 1 human testing. We had previously been awarded grants from CEPI for the development of other DNA vaccines against Lassa fever and Middle East Respiratory Syndrome, MERS, which is also caused by a coronavirus like COVID-19. We commenced a Phase 1 clinical trial in the United States in April, and in June we reported positive interim data from the first two cohorts of the trial. In December 2020, we dosed the first subject in the Phase 2 segment of our Phase 2/3 clinical trial called INNOVATE (INovio INO-4800 Vaccine Trial for Efficacy). We have fully enrolled approximately 400 participants in the Phase 2 segment who are 18 years or older at 17 U.S. sites to evaluate safety and immunogenicity in order to confirm the dose(s) for the subsequent efficacy evaluation as part of the Phase 3 segment of the trial, once the FDA allows us to proceed. The Phase 3 segment of the INNOVATE remains on partial clinical hold until we satisfactorily resolve the FDA's remaining questions related to the CELLECTRA® 2000 device that will be used to deliver INO-4800 into the cells of the skin. We plan to satisfy the remaining device questions during the conduct of Phase 2 segment and prior to the start of the Phase 3 segment of INNOVATE. In the Phase 3 segment of the trial, we intend to enroll healthy men and non-pregnant women 18 years and older, to evaluate the efficacy of the proposed dosing level(s) for each age group based on the data from the Phase 2 evaluation. Participants will be enrolled in a one-to-one randomization to receive either INO-4800 or a placebo. The Phase 3 segment will be case-driven with the final number of enrollees to be determined by the incidence of COVID-19 during the Phase 3 segment. The primary endpoint of the Phase 3 segment will be virologically-confirmed COVID-19 disease.
We have also initiated clinical trials of INO-4800 in South Korea and China. In April, CEPI awarded us a grant of $6.9 million to work with International Vaccine Institute and the Korea National Institute of Health to conduct a Phase 1/2 trial, which was the first COVID-19 vaccine clinical trial approved in South Korea. In China, we are collaborating with Advaccine and have dosed 640 subjects with the first vaccination in a Phase 2 clinical trial in China. The Phase 2 clinical trial of INO-4800 in China has enrolled both adults who are 18-59 years old and older adults (60 years and older) with the primary endpoints of evaluating safety and immunogenicity within the Chinese population.
In parallel with our accelerated clinical development efforts, we have engaged a network of partners for the planned large-scale manufacturing of INO-4800 if it achieves regulatory approval. In March, the U.S. Department of Defense, or DoD, awarded Ology Bioservices Inc. a contract to manufacture INO-4800 for the DoD to be used in upcoming clinical trials. In April, we entered into an agreement with the German contract manufacturer Richter-Helm BioLogics GmbH & Co. KG and expanded our preexisting manufacturing partnership to support large-scale manufacturing of INO-4800. In March, we also received a grant from the Bill and Melinda Gates Foundation for accelerated testing and scale up of our CELLECTRA® 3PSP proprietary smart device for the intradermal delivery of INO-4800. In June, the DoD awarded us $71.1 million to support the large-scale manufacture of CELLECTRA® 3PSP, production of doses and the procurement of CELLECTRA® 2000 devices that are used to deliver INO-4800 intradermally. In the second half of 2020, we added Thermo Fisher Scientific and Kaneka Eurogentec S.A., an affiliate of Kaneka Corporation, to our manufacturing consortium.
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
To date, our liquidity has also not been negatively impacted by the pandemic. During the year ended December 31, 2020, we raised $454.5 million in net proceeds from the sale of shares of our common stock through our "at-the-market" equity offering program, which further enhanced our liquidity and capital resources. As of December 31, 2020, our cash and cash equivalents and short-term investments were $411.6 million, compared to $89.5 million as of December 31, 2019. In addition, in January 2021, we closed an underwritten public offering with net proceeds to us of $162.1 million.
We are closely monitoring the impact of the COVID-19 pandemic on our employees, collaborators and service providers. The extent to which the pandemic will impact our business and operations will depend on future developments, including the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including mass vaccination efforts, that are highly uncertain. For additional information on the potential effects of the COVID-19 pandemic on our business, financial condition and results of operations, see the “Risk Factors” section above in Part I, Item 1A of this Form 10-K.

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
Collaboration Agreements
We assess whether our collaboration agreements are subject to Accounting Standards Codification ("ASC") Topic 808: Collaborative Arrangements (“Topic 808”) based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of Topic 808, we assesses whether the payments between us and the collaboration partner are subject to other accounting literature. If payments from the collaboration partner to us represent consideration from a customer, then we account for those payments within the scope of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”). However, if we concludes that our collaboration partner is not a customer for certain activities, such as for certain collaborative research and development activities, we present such payments as a reduction of research and development expense.
Revenue Recognition
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
Grants
We account for various grant agreements under the contributions guidance under Subtopic 958-605, Not-for-Profit Entities-Revenue Recognition, which is outside the scope of Topic 606, as the government agencies granting us funds are not receiving reciprocal value for their contributions. All contributions received from current grant agreements are recorded as a contra-expense as opposed to revenue on the consolidated statement of operations.
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
Research and Development Expenses
Our activities have largely consisted of research and development efforts related to developing electroporation delivery technologies and DNA immunotherapies and vaccines. Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Research and development expenses are charged to operations as they are incurred. These expenses result from our independent research and development efforts as well as efforts associated with collaborations and licensing arrangements. We review and accrue clinical trial expense based on work performed, relying on estimates of total trial management costs, sites activated, patients enrolled, and number of patient visits. We follow this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical trial costs are subject to revisions as trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development expense; however a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to our results of operations.

Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 2 to the consolidated financial statements, included elsewhere in this report.

Results of Operations
The consolidated financial data for the years ended December 31, 2020, 2019 and 2018 is presented in the following table and the results of these periods are used in the discussion thereafter.

	Year Ended December 31,			Increase/(Decrease) 2020 vs. 2019		Increase/(Decrease) 2019 vs. 2018
	2020	2019	2018	$	%	$	%
Revenues:
Revenue under collaborative research and development arrangements, including from affiliated entities	$6,624,316	$3,872,594	$30,310,309	$2,751,722	71%	$(26,437,715)	(87)%
Other revenue, including from affiliated entities	786,904	239,336	171,588	547,568	229	67,748	39
Total revenues	7,411,220	4,111,930	30,481,897	3,299,290	80	(26,369,967)	(87)
Operating expenses:
Research and development	94,245,436	88,017,319	95,257,876	6,228,117	7	(7,240,557)	(8)
General and administrative	37,247,828	27,203,156	29,315,159	10,044,672	37	(2,112,003)	(7)
Total operating expenses	131,493,264	115,220,475	124,573,035	16,272,789	14	(9,352,560)	(8)
Loss from operations	(124,082,044)	(111,108,545)	(94,091,138)	(12,973,499)	(12)	(17,017,407)	(18)
Interest income	3,311,846	2,605,981	2,264,747	705,865	27	341,234	15
Interest expense	(8,702,450)	(7,948,539)	—	(753,911)	9	(7,948,539)	*
Change in fair value of common stock warrants	—	—	360,795	—	—	(360,795)	*
Change in fair value of derivative liability	(75,670,977)	(1,763,652)	—	(73,907,325)	*	(1,763,652)	*
Gain (loss) on investment in affiliated entity	36,556,658	(3,090,557)	(1,988,567)	39,647,215	*	(1,101,990)	(55)
Net unrealized gain on available-for-sale equity securities	1,695,497	—	—	1,695,497	*	—	—
Other income (expense), net	(704,896)	496,200	(1,343,856)	(1,201,096)	*	1,840,056	*
Gain on deconsolidation of Geneos	4,121,075	—	—	4,121,075	*	—	—
Loss on extinguishment of convertible bonds	(8,177,043)	—	—	(8,177,043)	*	—	—
Gain on extinguishment of convertible senior notes	8,762,030	—	—	8,762,030	*	—	—
Net loss before income tax benefit/(provision for income tax)	(162,890,304)	(120,809,112)	(94,798,019)	(42,081,192)	(35)	(26,011,093)	(27)
Income tax benefit/(provision for income taxes)	—	257,335	(2,169,811)	(257,335)	*	2,427,146	*
Share in net loss of Geneos	(4,584,610)	—	—	(4,584,610)	*	—	—
Net loss	(167,474,914)	(120,551,777)	(96,967,830)	(46,923,137)	39	(23,583,947)	24
Net loss attributable to non-controlling interest	1,063,757	1,192,558	—	(128,801)	(11)	1,192,558	*
Net loss attributed to Inovio Pharmaceuticals, Inc.	$(166,411,157)	$(119,359,219)	$(96,967,830)	$(47,051,938)	(39)%	$(22,391,389)	(23)%

*Not meaningful

Comparison of Years Ended December 31, 2020 and 2019
Revenue
Revenue primarily consisted of revenues under collaborative research and development arrangements, including arrangements with affiliated entities for the years ended December 31, 2020 and 2019. Our year over year total revenue increased $3.3 million, or 80%. The increase in revenue was primarily due to revenue earned from Advaccine and the milestone revenue earned from our affiliated entity Plumbline Life Sciences, Inc., or PLS, offset by a decrease in revenue recognized from our collaboration with AstraZeneca.
Research and Development Expenses

The $6.2 million increase in research and development expenses for the year ended December 31, 2020 as compared to 2019 was primarily due to higher drug manufacturing expenses and outside services related to our INO-4800 clinical trials of $17.1 million, an increase in engineering services related to our CELLECTRA® 3PSP device development and array automation project of $12.4 million, higher expensed device materials of $5.0 million, higher contract labor expense of $2.4 million, higher employee stock-based compensation expense of $2.1 million, higher drug manufacturing expenses related to our Wistar IPCAVD grant of $1.2 million and an increase in patent maintenance and milestone fees to Wistar of $1.1 million. These increases were offset by an increase in contra-research and development expense recorded from grant agreements of $33.5 million, among other variances.
Contributions received from current grant agreements and recorded as contra-research and development expense were $45.4 million and $11.9 million for the years ended December 31, 2020 and 2019, respectively. The increase year over year was primarily due to increases of $21.2 million, $10.0 million and $4.1 million earned under grants from the DoD, CEPI and Gates, respectively, related to INO-4800 and device development activities, partially offset by a decrease of $2.4 million earned from the Gates grant and Wistar sub-grant related to our dMAb technology, among other variances.
General and Administrative Expenses
The $10.0 million increase in general and administrative expenses for the year ended December 31, 2020 as compared to 2019 was primarily related to an increase in legal expenses of $5.2 million, an increase in expenses for work performed related to corporate marketing and communications of $3.1 million and higher employee and consultant stock-based compensation expense of $3.0 million, partially offset by a gain on foreign exchange of $2.2 million recorded as contra-general and administrative expense, among other variances.
Stock-based Compensation
Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. Total employee stock-based compensation cost for the years ended December 31, 2020 and 2019 was $14.5 million and $9.8 million, of which $8.0 million and $5.9 million was included in research and development expenses and $6.5 million and $3.9 million was included in general and administrative expenses, respectively. The increase for 2020 compared to 2019 was primarily due to a higher weighted average grant date fair value for the awards granted in 2020, offset in part by the reversal of previously recorded stock option expense due to a reduction in force in the third quarter of 2019 and an option modification expense recorded in the second quarter of 2019. At December 31, 2020, there was $4.4 million of total unrecognized compensation cost related to unvested stock options, which we expect to recognize over a weighted-average period of 1.4 years, as compared to $3.4 million for the year ended December 31, 2019 expected to be recognized over a weighted-average period of 1.7 years. At December 31, 2020, there was $10.9 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.9 years, as compared to $4.3 million for the year ended December 31, 2019 expected to be recognized over a weighted-average period of 1.6 years. Total stock-based compensation for options granted to non-employees for the years ended December 31, 2020 and 2019 was $1.2 million and $970,000, respectively.
Interest Income
The $706,000 increase in interest income for the year ended December 31, 2020 as compared to 2019 was primarily due to more interest earned on our higher balance of short-term investment holdings.
Interest Expense
The $754,000 increase in interest expense for the year ended December 31, 2020 as compared to 2019 was primarily due to higher interest expense recorded from our August 2019 Bonds and December 2019 Bonds, which were issued during the third and fourth quarters of 2019, respectively.
Change in Fair Value of Derivative Liability
The change in fair value of derivative liability for the year ended December 31, 2020 and 2019 was $75.7 million and $1.8 million, respectively. We determined that our August 2019 Bonds included an embedded conversion feature that was considered to be a derivative liability requiring bifurcation from the debt instrument and separate recognition in our financial statements. The conversion feature was revalued at the end of each reporting period and immediately prior to the conversion of the August 2019 Bonds in August 2020, with the resulting changes in fair value reflected in the consolidated statements of operations. The derivative liability was derecognized upon the conversion in full of the August 2019 Bonds.
Gain (Loss) on Investment in Affiliated Entity
The gain (loss) on investment in affiliated entity for the years ended December 31, 2020 and 2019 was $36.6 million and $(3.1) million, respectively, resulting from the change in the fair market value of our investments in GeneOne and PLS. During the third quarter of 2020, we sold our full equity interest in GeneOne. We record our investment in PLS at its market value based on the closing price of the shares on the Korea New Exchange Market at each balance sheet date, with changes in fair value reflected in the consolidated statements of operations.
Net Unrealized Gain on Available-for-Sale Equity Securities
The net unrealized gain on available-for-sale equity securities for the year ended December 31, 2020 of $1.7 million resulted from a change in the fair market value of our equity investments as of December 31, 2020.
Gain on Deconsolidation of Geneos
The gain recorded represents the excess of the fair value of our retained noncontrolling investment in Geneos and the carrying amount of the non-controlling interest over the carrying amount of Geneos's assets and liabilities as of June 1, 2020, the date of deconsolidation.
Loss on Extinguishment of Convertible Bonds
Upon the full conversion of our August 2019 Bonds, a loss of $8.2 million was recorded for the difference between the fair value of the derivative liability immediately prior to its derecognition plus the carrying amount of the debt component, and the fair value of our common stock issued upon conversion.
Gain on Extinguishment of Convertible Senior Notes
As a result of the partial conversions of the Notes during the third and fourth quarters of 2020, we recorded an $8.8 million gain on extinguishment calculated as the difference between the estimated fair value of the debt and the carrying value of the Notes as of the conversion dates.
Share in Net Loss of Geneos
The share in net loss of Geneos represents our share of Geneos's losses during the period after deconsolidation.
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
Income Taxes
Since inception, we have incurred operating losses and accordingly have not recorded a provision for U.S. income taxes for any of the periods presented. Utilization of net operating losses and tax credits are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, or IRC. As of December 31, 2020, we had net operating loss carry forwards for U.S. federal, California and Pennsylvania income tax purposes of $566.2 million, $68.6 million and $75.3 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. We also had U.S. federal and state research and development tax credits of $19.8 million and $3.2 million, respectively, net of the federal research and development credits that will expire due to IRC Section 383 limitations. The net operating losses and credits began to expire during 2021.
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
Income Taxes

Since inception, we have incurred operating losses and accordingly have not recorded a provision for U.S. income taxes for any of the periods presented. Utilization of net operating losses and tax credits are subject to a substantial annual limitation due to ownership change limitations provided by the IRC. As of December 31, 2019, we had net operating loss carry forwards for U.S. federal, California and Pennsylvania income tax purposes of $483.3 million, $68.6 million and $80.5 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. We also had U.S. federal and state research and development tax credits of $17.3 million and $3.2 million, respectively, net of the federal research and development credits that will expire due to IRC Section 383 limitations. The net operating losses and credits began to expire during 2020.

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
Working Capital and Liquidity
As of December 31, 2020, we had cash and short-term investments of $411.6 million and working capital of $429.5 million, as compared to $89.5 million and $62.2 million as of December 31, 2019, respectively. The increase in cash and short-term investments during the year ended December 31, 2020 was primarily due to the net proceeds from the sale of our common stock under at-the-market, or ATM, sales agreements, offset by expenditures related to our research and development activities, clinical trials and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.
Net cash used in operating activities for the year ended December 31, 2020 of $178.0 million consisted of net loss of $167.5 million less use of net cash in operating assets and liabilities of $71.1 million, partially offset by net non-cash adjustments of $60.6 million. The net cash used in operating activities included a $62.1 million increase in prepaid expenses and other assets, primarily comprising prepayments for facilities, equipment and manufacturing related to INO-4800 and a $17.9 million increase in accounts receivable primarily from the DoD. The primary non-cash adjustments to net loss included the increase in fair value of derivative liability of $75.7 million prior to its derecognition, stock-based compensation of $15.6 million, share of net loss in Geneos of $4.6 million, interest expense of $4.1 million and depreciation and amortization of $3.6 million, offset by gain on investment in affiliated entities of $36.6 million and gain on deconsolidation of Geneos of $4.1 million, among other items.
Net cash used in operating activities for the year ended December 31, 2019 of $97.9 million consisted of net loss of $120.6 million less use of net cash in operating assets and liabilities of $3.5 million, partially offset by net non-cash adjustments of $26.2 million. The primary non-cash expenses added back to net loss included stock-based compensation of $10.9 million, interest expense of $5.2 million, depreciation and amortization of $4.7 million and loss on investment in affiliated entities of $3.1 million and change in fair value of derivative liability of $1.8 million.
Net cash used in investing activities was $58.8 million and $9.0 million for the years ended December 31, 2020 and 2019, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities, offset by the proceeds from the sale of our investment in GeneOne of $40.1 million.
Net cash provided by financing activities was $465.3 million and $105.4 million for the years ended December 31, 2020 and 2019, respectively. The variance was primarily due to the significantly higher net proceeds from the sale of common stock under the ATM sales agreement as well as proceeds from stock option exercises in 2020, offset by the net proceeds received in 2019 from the issuance of Notes and August 2019 and December 2019 Bonds.
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
In August 2019, we completed a private placement of aggregate principal amount of 18 billion Korean Won (KRW) (approximately USD $15.0 million based on the exchange rate on the date of issuance) of August 2019 Bonds issued to institutional investors led by Korea Investment Partners. Net proceeds from the offering were $14.5 million, after deducting the offering expenses payable by us. In August 2020, the August 2019 Bonds were fully converted into 4,692,364 shares of our common stock.
In the first quarter of 2019, we completed a private placement of $78.5 million aggregate principal amount of Notes, sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds from the offering were $75.7 million, after deducting the initial purchasers' discount and offering expenses payable by us. During 2020, certain holders of the Notes converted principal amount of $62.1 million into an aggregate of 11,535,660 shares of our common stock. As of December 31, 2020, $16.4 million aggregate principal amount of Notes remains outstanding. See Note 11 to the consolidated financial statements included in this report for further discussion.
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
On April 3, 2020, we entered into a new sales agreement, or the New Sales Agreement, with the same Placement Agent to sell shares of our common stock. On that same day, we filed a prospectus supplement pursuant to the New Sales Agreement for the offer and sale of our common stock for aggregate gross proceeds of up to $150.0 million. On May 12, 2020 we filed an additional prospectus supplement pursuant to the New Sales Agreement for the offer and sale of our common stock for an additional $100.0 million of gross proceeds, bringing the maximum gross proceeds of sales under the New Sales Agreement to $250.0 million. Through December 31, 2020, we sold 22,915,934 shares of common stock under the New Sales Agreement for aggregate net proceeds of $246.2 million. As of December 31, 2020, there was no remaining capacity under the New Sales Agreement.
On January 25, 2021, we closed an underwritten public offering of 20,355,000 shares of our common stock at a public offering price of $8.50 per share. The net proceeds, after deducting the underwriters' discounts and commissions and other estimated offering expenses payable by us, were $162.1 million.
During the year ended December 31, 2020, stock options to purchase 2,178,252 shares of common stock were exercised for aggregate net proceeds of $12.3 million, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $4.0 million. During the year ended December 31, 2019, stock options to purchase 42,969 shares of common stock were exercised for aggregate net proceeds of $113,000, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $893,000. During the year ended December 31, 2018, stock options and warrants to purchase 756,853 shares of common stock were exercised for aggregate net proceeds of $2.4 million, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $612,000.
As of December 31, 2020, we had an accumulated deficit of $906.2 million and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. These activities will require additional financing. If these activities are successful and if we receive approval from the FDA to market our DNA vaccine and DNA immunotherapy product candidates, then we will need to raise additional funding to market and sell the approved products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that our current cash and short-term investments are sufficient to meet our planned working capital requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Contractual Obligations
As of December 31, 2020, future minimum payments due under our contractual obligations are as follows:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Convertible senior notes (1)	$20,149,000	$1,067,000	$2,134,000	$16,948,000	$—
Convertible bonds (2)	$5,701,000	$43,000	$87,000	$5,571,000	$—
Operating lease obligations (3)	$27,988,000	$3,968,000	$8,068,000	$6,064,000	$9,888,000

(1) Amounts represent remaining contractual amounts due under our Notes, including interest based on the fixed rate of 6.5% per year. Although these Notes mature in March 2024, they may be converted into shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity would result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. During 2020, certain holders of the Notes converted principal amount of $62.1 million into an aggregate of 11,535,660 shares of our common stock. See Note 11, "Convertible Debt” in the Consolidated Financial Statements section of this report for further discussion.
(2) Amounts represent contractual amounts due under our December 2019 Bonds, including interest based on the fixed rate of 1% per year plus a premium on such bonds to provide an internal rate of return with respect to such Bonds of 6% at maturity. Although these bonds mature in December 2024, they may be converted into equity securities prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. In August 2020, our August 2019 Bonds were fully converted into 4,962,364 shares of our common stock. See Note 11, "Convertible Debt” in the Consolidated Financial Statements section of this report for further discussion.
(3) We have entered into operating leases for our facilities, which expire from 2023 to 2029, and operating leases for office equipment, which expire in 2021 and 2022. In the fourth quarter of 2019, we entered into two subleases for a portion of our Plymouth Meeting corporate headquarters facility through December 31, 2022 and March 31, 2025. As of December 31, 2020, we expect to receive aggregate future minimum lease payments totaling $1.2 million (non-discounted) over the duration of the sublease agreements, which expected payments are not included in the table above.
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

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets, and the recent fluctuations in interest rates and availability of funding in the credit markets primarily impact the performance of our investments. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments at December 31, 2020, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.
The interest rate on our indebtedness, consisting exclusively of the Notes and Bonds, is fixed and not subject to fluctuations in interest rates.
Fair Value Measurements
The investment in affiliated entity at December 31, 2020 represents our ownership interest in the Korean-based company PLS. We report this investment at fair value on the consolidated balance sheet using the closing price of PLS shares of common stock as reported on the date of determination on the Korea New Exchange Market.
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the year ended December 31, 2020 were made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of the sale of our investment in GeneOne, which was denominated in South Korean Won, the issuance of the August 2019 and December 2019 Bonds, which were and are denominated in South Korean Won, and the valuation of our equity investment in PLS, which is denominated in South Korean Won and then translated into United States dollars. We do not have any foreign currency hedging instruments in place.
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
Based on an evaluation carried out as of the end of the period covered by this Annual Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2020 at the reasonable assurance level.
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
As of December 31, 2020, management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2020.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm
The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2020. The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Inovio Pharmaceuticals, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Inovio Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Inovio Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020 and related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for designing, implementing, and maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process effected by those charged with governance, management, and other personnel, designed to provide reasonable assurance regarding the preparation of reliable financial statements in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and those charged with governance; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent, or detect and correct, misstatements. Also, projections of any assessment of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP

San Diego, California
March 1, 2021

ITEM 9B.     OTHER INFORMATION

None.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2020 fiscal year, under the captions “Election of Directors” and “Executive Officers and Other Information.”

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2020 fiscal year, under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation of Directors” and “Director Compensation Table.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2020 fiscal year, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director independence and other information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2020 fiscal year, under the captions “Certain Relationships and Related Party Transactions” and “Election of Directors.”

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2020 fiscal year, under the caption “Ratification of Appointment of Registered Public Accounting Firm.”

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.Financial Statements
Consolidated financial statements required to be filed hereunder are indexed on Page F-1 hereof.
2.Financial Statement Schedules
Schedules not listed herein have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.
3.Exhibits
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

4.9
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.9 to the registrant’s annual report on Form 10-K filed with the SEC on March 12, 2020).

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

10.5
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

10.12††
Other Transaction Authority For Prototype Agreement dated June 22, 2020 between Inovio Pharmaceuticals, Inc. and Natick Contracting Division (incorporated by reference to Exhibit 10.1 as filed with the registrant's Form 10-Q quarterly report for the quarter ended June 30, 2020 filed on August 10, 2020).

10.13††
Award Agreement dated June 18, 2020 between Inovio Pharmaceuticals, Inc. and Natick Contracting Division (incorporated by reference to Exhibit 10.2 as filed with the registrant's Form 10-Q quarterly report for the quarter ended June 30, 2020 filed on August 10, 2020).

10.14††	Collaboration and License Agreement dated December 31, 2020 between Inovio Pharmaceuticals, Inc. and Advaccine Biopharmaceuticals Suzhou Co., Ltd. (filed herewith).

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

10.17
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

10.26+
Employment Agreement dated March 8, 2019 between Inovio Pharmaceuticals, Inc. and Jacqueline E. Shea (incorporated by reference to Exhibit 10.26 of the registrant's Form 10-K annual report for the year ended December 31, 2019 filed on March 12, 2020).

10.27+
Employment Agreement dated as of March 4, 2019 between Inovio Pharmaceuticals, Inc. and Laurent M. Humeau (incorporated by reference to Exhibit 10.27 of the registrant's Form 10-K annual report for the year ended December 31, 2019 filed on March 12, 2020).

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

10.31+	Inovio Pharmaceuticals, Inc. 2016 Omnibus Incentive Plan, as amended to date (incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K filed on May 10, 2019).

10.32+
Form of Incentive Stock Option Agreement under 2016 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.55 as filed with the registrant's Form 10-K annual report for the year ended December 31, 2016 filed on March 15, 2017.)

10.33+
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

21.1	Subsidiaries of the registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24.1	Power of Attorney (included on signature page).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1^	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Designates management contract, compensatory plan or arrangement.

†	Confidential treatment has been granted for certain portions omitted from this exhibit (indicated by asterisks) pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
††	Certain confidential portions of this exhibit (indicated by asterisks) were omitted pursuant to applicable regulations.

^	These certifications are being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2021.

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

Signature	Title	Date

/s/ J. JOSEPH KIM	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2021
J. Joseph Kim

/s/ SIMON X. BENITO	Chairman of the Board of Directors	March 1, 2021
Simon X. Benito

/s/ PETER KIES	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 1, 2021
Peter Kies

/s/ ANN MILLER	Director	March 1, 2021
Ann Miller

/s/ JAY SHEPARD	Director	March 1, 2021
Jay Shepard

/s/ DAVID WEINER	Director	March 1, 2021
David Weiner

/s/ WENDY YARNO	Director	March 1, 2021
Wendy Yarno

/s/ LOTA ZOTH	Director	March 1, 2021
Lota Zoth

INOVIO PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Inovio Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Inovio Pharmaceuticals, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Debt Instruments
Description of the Matter
As described in Note 11 to the consolidated financial statements, for the year ended December 31, 2020, the Company recorded $75.7 million related to the change in the fair value of the August 2019 Convertible Bond embedded derivative liability. Management measured the fair value of the embedded derivative liability using the Monte Carlo simulation model and techniques that require management to make several assumptions. Auditing management’s valuations of the derivative liability was especially challenging due to the complexity of valuation model and the inputs that are highly sensitive to changes such as volatility, risk free rates, conversion rate and yield.

How We Addressed the Matter in our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls relating to management’s valuation of the August 2019 Convertible Bond embedded derivative liability. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of the valuation to compare to management’s assumptions. Additionally, we tested the mathematical accuracy of the valuation model and agreed certain inputs to underlying source information.

Accrual of Clinical Trial Expenses
Description of the Matter
During 2020, the Company incurred $94.2 million for research and development expenses and as of December 31, 2020 accrued $10.0 million for clinical study costs. A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers, including clinical research organizations (“CROs”). External costs to be paid to CROs are accrued and expensed based upon actual work completed in accordance with signed agreements.

Auditing management’s accounting for accrued clinical study costs is especially challenging because the evaluation is dependent upon a high-volume of data and input exchanged between clinical personnel and third-party service providers, such as the number of sites activated, the number of patients enrolled, and the number of patient visits, which is tracked in spreadsheets and other end user computing programs.

How We Addressed the Matter in our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the accounting for accrued clinical trial expenses. For example, we tested controls over management’s assessment and measurement of estimated accrued clinical study costs, including patient enrollment and total cost incurred to date from third-parties.

To test the completeness of the Company’s accrued clinical trial expenses, we obtained from third-parties confirmation of patient enrollment and direct service cost to date for significant clinical trials. We attended internal clinical trial and project status meetings with accounting personnel and the clinical project manager to understand the status of significant clinical trial activities. To assess the appropriate measurement of accrued clinical trial expenses, we inspected key terms, timelines of completion, activities and costs for a sample of vendor contracts, including amendments, and compared these to management’s analyses used in tracking the progress of service agreements. We also tested a sample of subsequent payments by agreeing the invoice to the original accrual and the invoice payments to bank statements.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.

San Diego, California
March 1, 2021

Inovio Pharmaceuticals, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$250,728,118	$22,196,097
Short-term investments	160,914,935	67,338,017
Accounts receivable	18,559,967	700,073
Accounts receivable from affiliated entities	503,782	1,332,044
Prepaid expenses and other current assets	40,357,456	1,584,598
Prepaid expenses and other current assets from affiliated entities	106,432	1,050,140
Total current assets	471,170,690	94,200,969
Fixed assets, net	11,348,144	12,773,017
Investments in affiliated entities	4,460,366	6,315,356
Investment in Geneos	434,387	—
Intangible assets, net	3,146,770	3,693,851
Goodwill	10,513,371	10,513,371
Operating lease right-of-use assets	12,741,296	13,783,009
Other assets	25,957,448	2,672,024
Total assets	$539,772,472	$143,951,597
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21,203,808	$18,237,258
Accounts payable and accrued expenses due to affiliated entities	642,969	729,729
Accrued clinical trial expenses	9,950,345	4,049,727
Deferred revenue	46,628	92,353
Deferred revenue from affiliated entities	—	31,775
Operating lease liability	2,329,394	2,074,842
Grant funding liability	7,474,310	6,065,212
Grant funding liability from affiliated entities	58,500	708,425
Total current liabilities	41,705,954	31,989,321
Deferred revenue, net of current portion	79,214	101,567
Convertible senior notes	14,139,988	64,180,325
Convertible bonds	4,515,834	12,842,592
Derivative liability	—	8,819,023
Operating lease liability, net of current portion	18,063,515	20,409,922
Deferred tax liabilities	32,046	32,046
Grant funding liability from affiliated entity, net of current portion	37,500	135,000
Other liabilities	57,663	36,943
Total liabilities	78,631,714	138,546,739
Commitments and contingencies
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Preferred stock—par value $0.001; Authorized shares: 10,000,000, issued and outstanding shares: 9 at December 31, 2020 and 23 at December 31, 2019	—	—
Common stock—par value $0.001; Authorized shares: 600,000,000 at December 31, 2020 and December 31, 2019, issued and outstanding: 186,851,493 at December 31, 2020 and 101,361,034 at December 31, 2019	186,851	101,361
Additional paid-in capital	1,367,406,869	742,646,785
Accumulated deficit	(906,196,812)	(739,785,655)
Accumulated other comprehensive income (loss)	(256,150)	472,608
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	461,140,758	3,435,099
Non-controlling interest	—	1,969,759
Total stockholders’ equity	461,140,758	5,404,858
Total liabilities and stockholders’ equity	$539,772,472	$143,951,597
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31,
	2020	2019	2018
Revenues:
Revenue under collaborative research and development arrangements	$5,170,586	$3,636,945	$29,860,785
Revenue under collaborative research and development arrangements from affiliated entities	1,453,730	235,649	449,524
Other revenue	786,904	237,536	171,588
Other revenue from affiliated entities	—	1,800	—
Total revenues	7,411,220	4,111,930	30,481,897
Operating expenses:
Research and development	94,245,436	88,017,319	95,257,876
General and administrative	37,247,828	27,203,156	29,315,159
Total operating expenses	131,493,264	115,220,475	124,573,035
Loss from operations	(124,082,044)	(111,108,545)	(94,091,138)
Other income (expense):
Interest income	3,311,846	2,605,981	2,264,747
Interest expense	(8,702,450)	(7,948,539)	—
Change in fair value of common stock warrants	—	—	360,795
Change in fair value of derivative liability	(75,670,977)	(1,763,652)	—
Gain (loss) on investment in affiliated entities	36,556,658	(3,090,557)	(1,988,567)
Net unrealized gain on available-for-sale equity securities	1,695,497	—	—
Other income (expense), net	(704,896)	496,200	(1,343,856)
Gain on deconsolidation of Geneos	4,121,075	—	—
Loss on extinguishment of convertible bonds	(8,177,043)	—	—
Gain on extinguishment of convertible senior notes	8,762,030	—	—
Net loss before income tax benefit/(provision for income tax)	(162,890,304)	(120,809,112)	(94,798,019)
Income tax benefit (provision for income taxes)	—	257,335	(2,169,811)
Share in net loss of Geneos	(4,584,610)	—	—
Net loss	(167,474,914)	(120,551,777)	(96,967,830)
Net loss attributable to non-controlling interest	1,063,757	1,192,558	—
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(166,411,157)	$(119,359,219)	$(96,967,830)
Net loss per share attributable to Inovio Pharmaceuticals, Inc. stockholders
Basic and diluted	$(1.07)	$(1.21)	$(1.05)
Weighted average number of common shares outstanding
Basic and diluted	155,126,857	98,717,999	92,539,997
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year ended December 31,
	2020	2019	2018
Net loss	$(167,474,914)	$(120,551,777)	$(96,967,830)
Other comprehensive income (loss):
Foreign currency translation	27,205	—	—
Unrealized gain (loss) on short-term investments, net of tax	(755,963)	1,001,475	(180,496)
Comprehensive loss	$(168,203,672)	$(119,550,302)	$(97,148,326)
Comprehensive loss attributable to non-controlling interest	1,063,757	1,192,558	—
Comprehensive loss attributable to Inovio Pharmaceuticals, Inc.	$(167,139,915)	$(118,357,744)	$(97,148,326)

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2017	23	—	90,357,644	$90,358	$665,775,504	$(523,356,317)	$(117,005)	$96,269	$142,488,809
Cumulative effect of accounting change (1)	—	—	—	—	—	231,366	(231,366)	—	—
Issuance of common stock for cash	—	—	5,669,025	5,669	29,222,107	—	—	—	29,227,776
Exercise of stock options and warrants for cash and vesting of RSUs, net of tax payments	—	—	1,199,141	1,199	1,808,327	—	—	—	1,809,526
Stock-based compensation	—	—	—	—	10,988,277	(333,655)	—	—	10,654,622
Net loss attributable to common stockholders	—	—	—	—	—	(96,967,830)	—	—	(96,967,830)
Unrealized loss on short-term investments	—	—	—	—	—	—	(180,496)	—	(180,496)
Balance at December 31, 2018	23	—	97,225,810	$97,226	$707,794,215	$(620,426,436)	$(528,867)	$96,269	$87,032,407
Issuance of common stock for cash	—	—	3,340,678	3,340	9,085,669	—	—	—	9,089,009
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	794,546	795	(781,200)	—	—	—	(780,405)
Equity component of issuance of convertible notes	—	—	—	—	15,752,698	—	—	—	15,752,698
Stock-based compensation	—	—	—	—	10,795,403	—	—	105,917	10,901,320
Acquisition of non-controlling interest in Geneos, net	—	—	—	—	—	—	—	2,960,131	2,960,131
Net loss attributable to common stockholders	—	—	—	—	—	(119,359,219)	—	(1,192,558)	(120,551,777)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	1,001,475	—	1,001,475
Balance at December 31, 2019	23	—	101,361,034	$101,361	$742,646,785	$(739,785,655)	$472,608	$1,969,759	$5,404,858
Issuance of common stock for cash	—	—	66,064,886	66,065	454,420,335	—	—	—	454,486,400
Conversion of preferred stock to common stock	(14)	—	5,147	5	(5)	—	—	—	—
Conversion of senior notes to common stock	—	—	11,535,660	11,536	43,682,850	—	—	—	43,694,386
Conversion of August 2019 Bonds to common stock	—	—	4,962,364	4,961	102,666,349	—	—	—	102,671,310
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	2,922,402	2,923	8,238,701	—	—	—	8,241,624
Stock-based compensation	—	—	—	—	15,655,585	—	—	(8,062)	15,647,523
Acquisition of non-controlling interest in Geneos, net	—	—	—	—	—	—	—	2,379,969	2,379,969
Deconsolidation of Geneos	—	—	—	—	—	—	—	(3,181,640)	(3,181,640)
Net loss attributable to common stockholders	—	—	—	—	—	(166,411,157)	—	(1,063,757)	(167,474,914)
Dissolution of majority-owned subsidiary VGX Animal Health, Inc.	—	—	—	—	96,269	—	—	(96,269)	—
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(755,963)	—	(755,963)
Foreign currency translation	—	—	—	—	—	—	27,205	—	27,205
Balance at December 31, 2020	9	—	186,851,493	$186,851	$1,367,406,869	$(906,196,812)	$(256,150)	$—	$461,140,758
(1) Upon adoption of ASU 2016-01 on January 1, 2018, the Company began to measure and record equity investments, except those accounted for under the equity method of accounting that have a readily determinable fair value, at fair value and began to recognize the changes in fair value in its consolidated statements of operations, instead of recognizing unrealized gains and losses through accumulated other comprehensive income (loss), as done under the previous guidance. The Company recorded a $231,000 cumulative effect adjustment to reclassify the cumulative unrealized gain, net of tax effect, from its investment in an affiliated entity, PLS, from accumulated other comprehensive loss to accumulated deficit.
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(167,474,914)	$(120,551,777)	$(96,967,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,038,996	3,598,388	3,747,183
Amortization of intangible assets	547,081	1,066,294	1,249,584
Amortization of operating lease right-of-use assets	1,041,713	851,760	—
Change in fair value of common stock warrants	—	—	(360,795)
Change in fair value of derivative liability	75,670,977	1,763,652	—
Stock-based compensation	15,647,523	10,901,320	10,654,622
Non-cash interest expense	4,077,686	5,230,954	—
Amortization of premiums on investments	—	1,962	72,561
Deferred taxes	—	5,397	—
Loss (gain) on short-term investments	588,270	(476,368)	1,342,005
Settlement of receivable with shares of common stock from affiliated entity (PLS)	(1,713,770)	—	—
Gain on deconsolidation of Geneos	(4,121,075)	—	—
Loss on disposal of fixed assets	26,913	5,889	14,529
(Gain) loss on equity investment in affiliated entities	(36,556,658)	3,090,557	1,988,567
Share of net loss in Geneos	4,584,610	—	—
Loss on extinguishment of convertible August 2019 bonds	8,177,043	—	—
Gain on extinguishment of convertible senior notes	(8,762,030)	—	—
Net unrealized gain on available-for-sale equity securities	(1,695,497)	—	—
Tax benefit from other unrealized gains on short-term investments	—	(266,215)	—
Unrealized transaction loss on foreign-currency denominated debt	15,902	471,172	—
Changes in operating assets and liabilities:
Accounts receivable	(17,859,894)	2,616,288	2,686,844
Accounts receivable from affiliated entities	844,423	(593,461)	(251,964)
Prepaid expenses and other current assets	(38,849,572)	(178,008)	1,194,316
Prepaid expenses and other current assets from affiliated entities	374,107	70,665	725,202
Other assets	(23,285,424)	(2,026)	(30,644)
Accounts payable and accrued expenses	3,115,828	(4,337,829)	550,407
Accrued clinical trial expenses	5,962,381	(1,622,037)	(2,940,128)
Accounts payable and accrued expenses due to affiliated entities	135,650	(248,063)	50,849
Deferred revenue	(68,078)	(180,450)	(1,016,836)
Deferred revenue from affiliated entities	5,725	(1,800)	(140,535)
Deferred rent	—	—	(398,357)
Operating lease right-of-use assets and liabilities, net	(2,091,855)	(1,733,599)	—
Grant funding liability	1,409,098	1,899,364	4,165,848
Grant funding liability from affiliated entities	(784,925)	816,342	27,083
Other liabilities	20,720	(48,507)	87,333
Net cash used in operating activities	(177,979,046)	(97,850,136)	(73,550,156)
Cash flows from investing activities:
Purchases of investments	(156,216,677)	(100,950,301)	(88,155,046)
Proceeds from sale of or maturity of investments	62,991,023	92,893,232	132,659,976
Purchases of capital assets	(1,520,665)	(987,926)	(2,085,022)
Proceeds from sale of investment of GeneOne	40,125,418	—	—
Decrease of cash resulting from the deconsolidation of Geneos	(2,774,851)	—	—
Investment in Geneos	(1,399,999)	—	—
Net cash (used in) provided by investing activities	(58,795,751)	(9,044,995)	42,419,908
Cash flows from financing activities:
Proceeds from issuances of convertible senior notes and convertible bonds	—	97,443,617	—
Costs related to issuances of convertible senior notes and convertible bonds	—	(3,314,757)	—
Proceeds from issuance of common stock, net of issuance costs	454,486,400	9,089,010	29,227,776
Proceeds from stock option and warrant exercises, net of tax payments	12,269,801	112,522	2,421,136
Taxes paid related to net share settlement of equity awards, net of proceeds from option exercises	(4,028,177)	(892,928)	(611,610)
Acquisition of non-controlling interest	2,379,969	2,960,131	—
Proceeds from Geneos issuance of note payable	171,620	—	—
Net cash provided by financing activities	465,279,613	105,397,595	31,037,302
Effect of exchange rate changes on cash and cash equivalents	27,205	—	—
Increase (decrease) in cash and cash equivalents	228,532,021	(1,497,536)	(92,946)
Cash and cash equivalents, beginning of period	22,196,097	23,693,633	23,786,579
Cash and cash equivalents, end of period	$250,728,118	$22,196,097	$23,693,633

Supplemental disclosure:
Amounts accrued for purchases of property and equipment	$136,711	$—	$559,646
Interest paid	$4,624,764	$2,717,585	$—
Equity component of issuance of convertible notes	$—	$15,752,698	$—
Right-of-use assets obtained in exchange for lease obligations	$—	$14,634,769	$—

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
Inovio Pharmaceuticals, Inc. (the “Company” or “INOVIO”), is a biotechnology company focused on rapidly bringing to market precisely designed DNA medicines to treat and protect people from infectious diseases, cancer, and diseases associated with human papillomavirus (HPV). INOVIO's DNA medicines pipeline is comprised of three types of product candidates: DNA vaccines, DNA immunotherapies and DNA encoded monoclonal antibodies (dMAbs®). In clinical trials, INOVIO has demonstrated that DNA medicines can be delivered directly into cells in the body through its proprietary smart device to consistently activate robust and fully functional T cell and antibody responses against targeted pathogens and cancers.
The Company's novel DNA medicine candidates are made using its proprietary SynCon® technology that uses a computer algorithm designed to identify and optimize the DNA sequence of the target antigen (be it virus or a tumor). INOVIO then creates optimized plasmids, which are circular strands of DNA that instruct a cell to produce antigens to help the person’s immune system recognize and destroy cancerous or virally infected cells.
INOVIO's patented CELLECTRA® smart delivery devices provide optimized uptake of its DNA medicines within the cell, overcoming a key limitation of other DNA-based technology approaches.
Human clinical trial data to date has shown a favorable safety profile of INOVIO's DNA medicines delivered directly into cells in the body using the CELLECTRA® smart device in more than 7,000 administrations across more than 3,000 patients.
INOVIO's corporate strategy is to advance, protect and, once approved, commercialize its novel DNA medicines to meet urgent and emerging global health needs. The Company continues to advance and clinically validate an array of DNA medicine candidates that target HPV-associated diseases, cancer, and infectious diseases, such as COVID-19 (SARS-CoV-2). The Company aims to advance these candidates through commercialization and continue to leverage third-party resources through collaborations and partnerships, including product license agreements.
The Company's partners and collaborators include ApolloBio Corporation., AstraZeneca, Beijing Advaccine, The Bill & Melinda Gates Foundation, Coalition for Epidemic Preparedness Innovations (CEPI), The U.S. Department of Defense (DoD), Defense Advanced Research Projects Agency (DARPA), GeneOne Life Science, HIV Vaccines Trial Network, the U.S. Defense Threat Reduction Agency’s Medical CBRN Defense Consortium (MCDC), International Vaccine Institute (IVI), National Cancer Institute, National Institutes of Health, National Institute of Allergy and Infectious Diseases, Ology Bioservices, the Parker Institute for Cancer Immunotherapy, Plumbline Life Sciences, Regeneron Pharmaceuticals, Inc., Richter-Helm BioLogics, Thermo Fisher Scientific, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.
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

2. Summary of Significant Accounting Policies

Basis of Presentation and Liquidity
INOVIO incurred a net loss attributable to common stockholders of $166.4 million for the year ended December 31, 2020. INOVIO had working capital of $429.5 million and an accumulated deficit of $906.2 million as of December 31, 2020. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates. The Company’s cash, cash equivalents and short-term investments of $411.6 million as of December 31, 2020, are sufficient to support the Company's operations for a period of at least 12 months from the date it is issuing these financial statements. The Company has evaluated subsequent events after the balance sheet date through the date it issued these consolidated financial statements.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including use of potential future At-the-Market Equity Offering Sales Agreements (“Sales Agreements”). The Company has a history of conducting debt and equity financings, including the receipt of net proceeds under past Sales

Agreements of $454.5 million during the year ended December 31, 2020, and net proceeds of $9.1 million under a Sales Agreement during the year ended December 31, 2019. The Company also received net proceeds of $75.7 million from a private placement of 6.50% convertible senior notes due 2024 (the “Notes”), net proceeds of $14.5 million from the private placement of 18 billion Korean Won (KRW) (approximately USD $15.0 million based on the exchange rate on the date of issuance) aggregate principal amount of its 1.0% convertible bonds due August 2024 (the "August 2019 Bonds"), and net proceeds of $4.0 million from the private placement of 4.7 billion KRW (approximately USD $4.1 million based on the exchange rate on the date of issuance) aggregate principal amount of its 1.0% convertible bonds due December 2024 (the "December 2019 Bonds" and, together with the August 2019 Bonds, the “Bonds”) during the year ended December 31, 2019. However, sufficient funding may not be available in the future, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
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
Consolidation
The consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. As of December 31, 2020 the Company consolidated its wholly-owned subsidiary Inovio Asia LLC. On December 31, 2020, former wholly-owned subsidiaries Genetronics, Inc. and VGX Pharmaceuticals Inc. and former majority -owned subsidiary VGX Animal Health, Inc. were merged into Inovio Pharmaceuticals, Inc. All intercompany accounts and transactions have been eliminated upon consolidation. As of June 1, 2020, the Company deconsolidated its former subsidiary Geneos Therapeutics, Inc. ("Geneos"), as the Company no longer held a controlling financial interest. Refer to Footnote 19 for further discussion of Geneos.
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
Cash and Cash Equivalents
Cash equivalents are considered by the Company to be highly liquid investments purchased with original maturities of three months or less from the date of purchase. Cash and cash equivalents included certain money market accounts and U.S. treasury securities at December 31, 2020 and money market accounts at December 31, 2019.
Investments
The Company defines investments as income-yielding securities that can be readily converted into cash or equity investments classified as available-for-sale. Investments included mutual funds, U.S. treasury securities, certificates of deposit, U.S. agency mortgage-backed securities and an equity investment in the Company’s affiliated entity, PLS, at December 31, 2020. Investments included mutual funds and an equity investment in the Company's affiliated entities, PLS and GeneOne, at December 31, 2019.
Accounts Receivable
Accounts receivable are recorded at invoiced amounts and do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition. Credit is extended to customers as deemed necessary and generally does not require collateral. Management believes that the risk of loss is significantly reduced due to the quality and financial position of the Company's customers. No allowance for doubtful accounts was deemed necessary at December 31, 2020 and 2019.
Fixed Assets
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the remaining term of the related leases or the estimated economic useful lives of the improvements. Repairs and maintenance are expensed as incurred.
Long-Lived Assets
All long-lived assets are reviewed for impairment in value when changes in circumstances dictate, based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current earnings, to the extent the carrying amount of an asset exceeds its estimated fair value determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets. The Company has not recognized any losses on long-lived assets through December 31, 2020.
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
Historically, the Company has recorded patents at cost and amortized these costs using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Patent cost consists of the consideration paid for patents and related legal costs. New patent costs are expensed as incurred, with patent costs capitalized as of that date continuing to be amortized over the expected life of the patent. License costs are recorded based on the fair value of consideration paid and are amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement to the extent the license has an alternative future use. As of December 31, 2019 and 2018, the Company’s intangible assets resulting from acquisitions and additional intangibles including previously capitalized patent costs and license costs, net of accumulated amortization, totaled $3.1 million and $3.7 million, respectively.

The determination of the value of intangible assets requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company assesses potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company’s judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of its acquired businesses, market conditions and other factors. If impairment is indicated, the Company will reduce the carrying value of the intangible asset to fair value. While current and historical operating and cash flow losses are potential indicators of impairment, the Company believes the future cash flows to be received from its intangible assets will exceed the intangible assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2020.
Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. Goodwill is reviewed for impairment at least annually at November 30, or more frequently if an event occurs indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment as of November 30, 2020, identifying no impairment.
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
Valuation allowances against the Company’s deferred tax assets were $159.7 million and $137.2 million at December 31, 2020 and 2019, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.
Collaboration Agreements
The Company assesses whether its collaboration agreements are subject to Accounting Standards Codification ("ASC") Topic 808: Collaborative Arrangements (“Topic 808”) based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of Topic 808, the Company assesses whether the payments between the Company and the collaboration partner are subject to other accounting literature. If payments from the collaboration partner to the Company represent consideration from a customer, then the Company accounts for those payments within the scope of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”). However, if the Company concludes that its collaboration partner is not a customer for certain activities, such as for certain collaborative research and development activities, the Company presents such payments as a reduction of research and development expense.
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
Equity Investments
Under ASC Topic 321, Investments - Equity Securities, the Company must measure equity investments (except those accounted for under the equity method, those that result in consolidation of the investee and certain other investments) at fair value and recognize any changes in fair value in the consolidated statement of operations. The Company can elect a measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the practical expedient in ASC Topic 820, Fair Value Measurement, to estimate fair value using the net asset value per share (or its equivalent). The Company's equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient for estimating fair value are measured at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identifiable or similar investments of the same issuer.
Research and Development Expenses
The Company’s activities have largely consisted of research and development efforts related to developing electroporation delivery technologies, DNA vaccines, DNA immunotherapies and dMAbs. Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Research and development expenses are charged to operations as they are incurred. These expenses result from the Company's independent research and development efforts as well as efforts associated with collaborations and licensing arrangements. The Company reviews and accrues clinical trial expense based on work performed, which relies on estimates of total trial management costs, sites activated, patients enrolled, and number of patient visits. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical trial costs are subject to revisions as trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development expense; however, a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to the Company's results of operations.

Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding stock options and restricted stock units and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The dilutive impact of the outstanding Notes and Bonds issued by the Company (discussed in Note 11) has been considered using the "if-converted" method. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any. For the years ended December 31, 2020, 2019 and 2018, basic and diluted net loss per share are the same, as the assumed exercise or settlement of stock options, restricted stock units and the potentially dilutive shares issuable upon conversion of the Notes and Bonds are antidilutive.
The following table summarizes potential shares of common stock that were excluded from diluted net loss per share calculation because of their anti-dilutive effect:

	Year Ended December 31,
	2020	2019	2018
Options to purchase common stock	8,906,624	9,265,390	8,752,677
Service-based restricted stock units	2,558,052	2,069,936	1,688,017
Performance-based restricted stock units	663,353	—	—
Convertible preferred stock	3,309	8,456	8,456
Convertible notes	3,049,980	14,585,653	—
August 2019 Bonds	—	3,799,071	—
December 2019 Bonds	1,009,450	1,009,450	—
Total	16,190,768	30,737,956	10,449,150

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
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.63%	2.42%	2.73%
Expected volatility	78%	70%	72%
Expected life in years	6	6	6
Dividend yield	—	—	—
The Company adopted ASU 2018-07 on January 1, 2019, which generally aligned the accounting for stock-based compensation for non-employees with that of employees. The fair value of the stock options granted to non-employees was estimated using the Black-Scholes pricing model.
The weighted average assumptions used in the Black-Scholes model for option grants to non-employees are presented below:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.82%	2.45%	2.71%
Expected volatility	76%	88%	78%
Expected life in years	10	10	9
Dividend yield	—	—	—
Recent Accounting Pronouncements - Recently Adopted
The recent accounting pronouncements below may have a significant effect on the Company's financial statements. Recent accounting pronouncements that are not anticipated to have an impact on or are unrelated to the Company's financial condition, results of operations, or related disclosures are not discussed.
ASU No. 2019-12. In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. FASB issued this Update as part of its simplification initiative to improve areas of GAAP and reduce cost and complexity while maintaining usefulness. The main provision that impacts the Company is the removal of the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items (for example, discontinued operations and other comprehensive income). ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company has elected to early adopt ASU 2019-12. By early adopting, ASU 2019-12 became effective as of the beginning of 2020; however, there was no cumulative effect to be recognized with the early adoption. As of December 31, 2020, there was a loss from continuing operations and a cumulative loss in other comprehensive income and there was therefore no effect on the tax provision for the period ended December 31, 2020.
ASU No. 2016-13. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available for sale debt securities. This standard includes the Company's financial instruments, such as accounts receivable and investments that are generally of high credit quality. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. The new guidance requires the Company to identify, analyze, document and support new methodologies for quantifying expected credit loss estimates for its financial instruments, using information such as historical experience and current economic conditions, plus the use of reasonably supportable forecast information. The Company adopted ASU 2016-13 on January 1, 2020, and there was no material impact to its consolidated financial statements. The Company will continue to monitor the impact of the coronavirus, SARS-CoV-2 (“COVID-19”) outbreak on expected credit losses.
ASU No. 2018-13. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which amends certain disclosure requirements over fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. The Company adopted this guidance on January 1, 2020, and there was no material impact to its consolidated financial statement disclosures (see Note 6 for more information about the Company’s fair value classifications).
ASU No. 2018-18. In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarified the interaction between Topic 808, Collaborative

Arrangements, and Topic 606, Revenue from Contracts with Customers. The Company adopted this guidance on January 1, 2020, and there was no material impact to its consolidated financial statements.
ASU 2017-04. In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the recognition and measurement of a goodwill impairment loss by eliminating Step 2 of the quantitative goodwill impairment test. The guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, if any. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. The Company adopted this guidance on January 1, 2020, and there was no material impact to its consolidated financial statements.

3. Revenue Recognition
During the year ended December 31, 2020, the Company recognized total revenue under license and other agreements of $5.0 million from Advaccine, $1.4 million from its affiliated entity Plumbline Life Sciences, Inc. ("PLS"), and $1.0 million from various other contracts. Of the total revenue recognized during the year ended December 31, 2020, $127,000 was in deferred revenue as of December 31, 2019. During the year ended December 31, 2019, the Company recognized revenue of $293,000 that was included in deferred revenue at December 31, 2018. Performance obligations are generally satisfied within 12 months of the initial contract date.

4. Collaborative Agreements
Advaccine Biopharmaceuticals Suzhou Co., Ltd. (Advaccine)
On December 31, 2020, the Company entered into a Collaboration and License Agreement (the “Agreement”) with Advaccine. Under the terms of the Agreement, the Company has granted to Advaccine the exclusive right to develop, manufacture and commercialize the Company’s vaccine candidate INO-4800 within the territories of China, Taiwan, Hong Kong and Macau (referred to collectively as “Greater China”). Advaccine will not have the right to grant sublicenses, other than to affiliated entities, without the Company’s express prior written consent. As part of the collaboration, Advaccine has also granted to the Company a non-exclusive license to certain DNA vaccine manufacturing processes.
The Company and Advaccine have collaborated since January 2020 to leverage Advaccine’s clinical development expertise to conduct an early-stage clinical trial in China in parallel with the Company’s clinical development efforts in the United States and South Korea. In December 2020, the Company and Advaccine announced that they had dosed the first subject in a Phase 2 clinical trial of INO-4800 in China. This trial is independent of the Company’s ongoing clinical trial of INO-4800, called INNOVATE, being conducted in the United States.
Under the Agreement, Advaccine made an upfront payment to the Company of $3.0 million subsequent to December 31, 2020. In addition to the upfront payment, the Company is entitled to receive up to an aggregate of $108.0 million upon the achievement of specified milestones related to the development, regulatory approval and commercialization of INO-4800, including the achievement of specified net sales thresholds for INO-4800 in Greater China, if approved. As of December 31, 2020 the Company had earned a $2.0 million milestone payment based on the enrollment of the first subject in the Phase 2 clinical trial for the product in the Advaccine territory. The Company will also be entitled to receive a royalty equal to a high single-digit percentage of annual net sales in each region within Greater China, subject to reduction in the event of competition from biosimilar products in a particular region and in other specified circumstances. Advaccine’s obligation to pay royalties will continue, on a licensed product-by-licensed product basis and region-by-region basis, for ten years after the first commercial sale in a particular region within Greater China or, if later, until the expiration of the last-to-expire patent covering a given licensed product in a given region.
Under the Agreement, Advaccine will be responsible for the development and commercialization of the licensed products at its own cost and expense and shall use commercially reasonable efforts to develop, obtain and maintain regulatory approval of INO-4800, as well as the Company’s CELLECTRA® device and arrays for use in connection with the administration of INO-4800, in each region in Greater China. In the event that the Company has not initiated the planned Phase 3 segment of its ongoing clinical trial of INO-4800 in the United States within one year after entering into the Agreement, Advaccine may elect to conduct a Phase 3 clinical trial outside of Greater China at its own cost and expense for the purposes of obtaining regulatory approval in China, subject to the Company’s right to review and approve the protocols and design of such a trial.
Under the Agreement, the Company will supply Advaccine’s clinical requirements of INO-4800 and devices, although Advaccine may manufacture INO-4800 for its clinical use and may procure alternate suppliers. Advaccine is responsible for the manufacture and supply of INO-4800 itself or through a contract manufacturer for commercial use. Upon Advaccine’s reasonable request, the parties may negotiate a separate clinical and/or commercial supply agreement.
The Company evaluated the terms of the Advaccine Agreement under ASC Topics 606 and 808, and determined that the contract was with a customer and therefore should be accounted for under ASC Topic 606. The license to INO-4800 in the territories was identified as the only distinct performance obligation on a standalone basis as of the inception of the agreement. The Company concluded that the license was distinct from potential future manufacturing and supply obligations. The Company further determined that the transaction price under the agreement consisted of the $3.0 million upfront payment plus the initial $2.0 million milestone payment which was achieved upon contract signing. The future potential milestone amounts were not included in the transaction price, as they were all determined to be fully constrained. As part of the evaluation of the development and regulatory milestones constraint, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals, each of which is uncertain at this time. Future potential milestone amounts may be recognized as revenue under the Advaccine Agreement, as well as under other collaborative research and development arrangements, if unconstrained. Reimbursable program costs will be recognized proportionately with the performance of the underlying services or delivery of drug supply and are excluded from the transaction price.
The Agreement will continue in force on a region-by-region basis until Advaccine has no remaining royalty obligations in such region. Either party may terminate the Agreement (i) in the event the other party shall have materially breached its obligations thereunder and such default shall have continued for a specified period after written notice thereof or (ii) upon the bankruptcy or insolvency of the other party. In addition, the Company may terminate the agreement, upon prior written notice, if Advaccine (i) ceases all development or commercialization activities for at least nine months, subject to certain exceptions, or (ii) challenges the validity, enforceability or scope of any of the patents licensed by the Company to Advaccine under the Agreement, subject to certain conditions. Advaccine may terminate the Agreement at any time for convenience upon nine months’ written notice to the Company, if such notice is provided before the first commercial sale of INO-4800 in Greater China, or 18 months’ written notice thereafter; provided that the Company may accelerate the effectiveness of such termination to the extent permitted by law.
Under Topic 606, the entire transaction price of $5.0 million was allocated to the license performance obligation. The Company determined that as of December 31, 2020, the transfer of technology has occurred for the use and benefit of the license and accordingly, the performance obligation was fully satisfied. The Company accordingly has recognized $5.0 million in revenue under collaborative research and development arrangements on the consolidated statement of operations during the year ended December 31, 2020. As of December 31, 2020, the Company had an accounts receivable balance of $7.1 million from Advaccine.
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
Under the ApolloBio Agreement, the Company received proceeds of $19.4 million in March 2018, which comprised the upfront payment of $23.0 million less $2.2 million in foreign income taxes and $1.4 million in certain foreign non-income taxes. The foreign income taxes were recorded as a provision for income taxes and the foreign non-income taxes were recorded as a general and administrative expense, on the consolidated statement of operations. The Company also incurred advisory fees of $960,000 in connection with receiving the upfront payment from ApolloBio. These fees were determined to be incremental costs of obtaining the contract. The Company applied the practical expedient that permits a company to expense incremental costs to obtain a contract when the expected amortization period is one year or less and recorded the fees in general and administrative expense during the quarter ended March 31, 2018. No additional advisory fees are due related to the ApolloBio Agreement.
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
The Company evaluated the terms of the ApolloBio Agreement under ASC Topic 606, and the license to VGX-3100 in the territories was identified as the only distinct performance obligation on a standalone basis as of the inception of the agreement. The Company concluded that the license was distinct from potential future manufacturing and supply obligations. The Company further determined that the transaction price under the agreement consisted of the $23.0 million upfront payment. The future potential milestone amounts were not included in the transaction price, as they were all determined to be fully constrained. As part of the evaluation of the development and regulatory milestones constraint, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals, each of which is uncertain at this time. Future potential milestone amounts may be recognized as revenue under the ApolloBio Agreement, as well as under other collaborative research and development arrangements, if unconstrained. Reimbursable program costs will be recognized proportionately with the performance of the underlying services or delivery of drug supply and are excluded from the transaction price. As of December 31, 2020 there have been no significant reimbursable program costs under the ApolloBio Agreement.
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
Under Topic 606, the entire transaction price of $23.0 million was allocated to the license performance obligation. The Company determined that during the quarter ended June 30, 2018, the transfer of technology occurred and accordingly, the performance obligation was fully satisfied. The Company has recorded the gross upfront payment received from ApolloBio of $23.0 million as license revenue on the consolidated statement of operations during the year ended December 31, 2018.
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
Coalition for Epidemic Preparedness Innovations
On April 11, 2018, the Company entered into agreements with CEPI, pursuant to which the Company intends to develop vaccine candidates against Lassa fever and MERS. The goal of the collaboration between the Company and CEPI is to conduct research and development so that investigational stockpiles will be ready for clinical efficacy trial testing during potential disease outbreaks. The agreements with CEPI contemplate preclinical studies, as well as Phase 1 and Phase 2 clinical trials, occurring over multiple years. As part of the arrangement between the parties, CEPI has agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by the Company and collaborators, with funding from CEPI based on the achievement of identified milestones. During the years ended December 31, 2020 and 2019, the Company received funding of $6.4 million and $6.3 million, respectively, related to these grants and recorded those payments as contra-research and development expense. As of December 31, 2020, the Company had a grant funding liability balance related to the CEPI grant of $2.6 million recorded as grant funding liability on the consolidated balance sheet related to the CEPI grant.
In January 2020, CEPI awarded the Company a grant of up to $9.0 million to develop a vaccine against COVID-19. This initial CEPI funding is intended to support preclinical and clinical development through Phase 1 human testing in the United States of INO-4800, the Company's COVID-19 vaccine candidate against COVID-19. In April 2020, CEPI awarded the Company a grant of $6.9 million to work with the International Vaccine Institute ("IVI") and the Korea National Institute of Health ("KNIH") to conduct clinical trials of INO-4800 in South Korea, a grant of $5.0 million to accelerate development of the Company's next-generation intradermal electroporation device, known as CELLECTRA® 3PSP, for the intradermal delivery of INO-4800, and a grant of $1.3 million to support large-scale manufacturing of INO-4800. During the year ended December 31, 2020, the Company received funding of $10.0 million from CEPI related to these grants for INO-4800 and recorded such amounts as contra-research and development expense. As of December 31, 2020 the Company had $3.4 million recorded as deferred grant funding on the consolidated balance sheet related to the CEPI grants related to INO-4800.
Bill & Melinda Gates Foundation

In October 2018, the Bill & Melinda Gates Foundation (“Gates”) awarded and funded the Company a grant of $2.2 million to advance the development of dMAbs to address issues in infectious disease prevention and therapy. This technology has high relevance for the control of influenza and HIV. This next-generation approach to the delivery of monoclonal antibodies would make the technology accessible to low and middle-income countries. In August 2019, Gates funded an additional $1.1 million for the project. During the years ended December 31, 2020 and 2019, the Company recorded $463,000 and $2.1 million, respectively, as contra-research and development expense related to the Gates dMAb grant. As of December 31, 2020, the Company had $575,000 recorded as deferred grant funding on the consolidated balance sheet related to the grant.
In March 2020, Gates awarded and funded the Company a grant of $5.0 million to accelerate the development of the CELLECTRA® 3PSP device for the intradermal delivery of INO-4800. During the year ended December 31, 2020, the Company recorded $4.1 million as contra-research and development expense and had $884,000 recorded as deferred grant funding on the consolidated balance sheet related to this Gates grant.
Department of Defense (DoD)
In June 2020, the Company entered into an Other Transaction Authority for Prototype Agreement (the “OTA Agreement”) with the DoD to fund the Company’s efforts in developing the CELLECTRA® 3PSP device and associated arrays to be used for delivery of INO-4800 against COVID-19. Under the OTA Agreement, the Company intends to develop the CELLECTRA® 3PSP device and arrays for use in the U.S. military population and the U.S. population as a whole, subject to approval of the device by the U.S. Food and Drug Administration (the “FDA”). The OTA Agreement is also expected to support large-scale manufacturing of the CELLECTRA® 3PSP device, as well as large-scale DNA plasmid production for manufacture and supply of a specified number of doses of INO-4800 in support of FDA approval of the device. The total amount of funding being made available to the Company under the OTA Agreement is approximately $54.5 million. The Company has determined that the OTA Agreement should be considered under Subtopic 958-605, Not-for-Profit Entities-Revenue Recognition, which is outside the scope of Topic 606, as the government agency granting the Company funds is not receiving reciprocal value for their contributions. The Company will record contra-research development expense on the consolidated statement of operations in the same period that the underlying expenses are incurred.
Additionally, in June 2020, the Company was awarded a fixed-price contract (the “Procurement Contract”) from the DoD for the purchase of the Company’s intradermal CELLECTRA® 2000 device and accessories. The CELLECTRA® 2000 devices will be used to inject INO-4800 in the Company’s planned later-stage clinical trials. The total purchase price under the Procurement Contract is approximately $16.6 million. The Company has determined that the Procurement Contract does not currently fall under the scope of ASC Topic 606 as contingencies remain regarding INO-4800 which does not give the Company the ability to satisfy its obligations under the arrangement.
During the year ended December 31, 2020, the Company recorded $21.2 million as contra-research and development expense related to these agreements with the DoD. As of December 31, 2020, the Company had an accounts receivable balance of $11.4 million on the consolidated balance sheet from the DoD.
In November 2020, the Company announced that the DoD has also agreed to provide funding for the Phase 2/3 clinical trial for INO-4800, called INNOVATE (INOVIO INO-4800 Vaccine Trial for Efficacy). These expenses will be paid directly by the DoD.

5. Short-term Investments
Short-term investments at December 31, 2020 consisted of mutual funds, certificates of deposit and U.S. agency mortgage-backed securities. Short-term investments at December 31, 2019 consisted of mutual funds. Short-term investments are recorded at fair value, based on current market valuations. Unrealized gains and losses on the Company's debt securities are excluded from earnings and reported as a separate component of other comprehensive loss until realized. Realized gains and losses and unrealized gains and losses on available-for-sale equity securities are included in non-operating other income (expense) on the consolidated statements of operations and are derived using the specific identification method for determining the cost of the securities sold. During the years ended December 31, 2020 and 2019, the Company recorded gross realized gain on investments of $744,000 and $594,000, respectively, and gross realized loss on investments of $1.3 million and $118,000, respectively. During the year ended December 31, 2020, the Company recorded net unrealized gain on available for sale equity securities of $1.7 million. There was no material unrealized gain or loss on available-for-sale equity securities recorded during the year ended December 31, 2019. No material balances were reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018. Interest and dividends on investments classified as available-for-sale are included in interest income in the consolidated statements of operations. As of December 31, 2020, the Company had 12 available-for-sale securities in a gross unrealized loss position, of which none were in such position for longer than 12 months.
The following is a summary of available-for-sale securities as of December 31, 2020 and 2019:

		As of December 31, 2020
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$153,177,675	$2,339,639	$(644,140)	$154,873,174
Certificates of deposit	Less than 1	3,000,000	26,260	(10,000)	3,016,260
U.S. agency mortgage-backed securities	*	3,062,256	—	(36,755)	3,025,501
		$159,239,931	$2,365,899	$(690,895)	$160,914,935

		As of December 31, 2019
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$66,599,219	$754,709	$(15,911)	$67,338,017

*No single maturity date.

The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of December 31, 2020 were primarily due to changes in interest rates, including credit spreads from perceived increased credit risks as a result of the COVID-19 global pandemic, and not due to increased credit risks associated with specific securities. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at December 31, 2020, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.

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
Assets are, and prior to September 30, 2020 liabilities were, classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfer of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the years ended December 31, 2020 and 2019. All liabilities in the fair value hierarchy were extinguished as of September 30, 2020 as described below.
The following table presents the Company’s assets that are measured at fair value on a recurring basis, and are determined using the following inputs as of December 31, 2020:

	Fair Value Measurements at
	December 31, 2020
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents
U.S. treasury securities	$59,996,800	$59,996,800	$—	$—

Short-term investments
Mutual funds	154,873,174	154,873,174	—	—
Certificates of deposit	3,016,260	—	3,016,260	—
U.S. agency mortgage-backed securities	3,025,501	—	3,025,501	—
Total short-term investments	160,914,935	154,873,174	6,041,761	—

Investment in affiliated entity	4,460,366	4,460,366	—	—
Total assets measured at fair value	$225,372,101	$219,330,340	$6,041,761	$—

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, and are determined using the following inputs as of December 31, 2019:

	Fair Value Measurements at
	December 31, 2019
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents
Money market funds	$2,349,729	$2,349,729	$—	$—

Short-term investments
Mutual funds	67,338,017	67,338,017	—	—

Investments in affiliated entities	6,315,356	6,315,356	—	—
Total assets measured at fair value	$76,003,102	$76,003,102	$—	$—

Liabilities:
Derivative liability	$8,819,023	$—	$—	$8,819,023
Total liabilities measured at fair value	$8,819,023	$—	$—	$8,819,023

Level 1 assets at December 31, 2020 consisted of mutual funds and U.S. treasury securities held by the Company that are valued at quoted market prices, as well as the Company’s investment in its affiliated entity, PLS. Level 1 assets at December 31, 2019 consisted of money market funds and mutual funds held by the Company that are valued at quoted market prices, as well as the Company’s investments in its affiliates, GeneOne and PLS. The Company accounts for its investment in 597,808 common shares of PLS as an equity investment with a fair value based on the closing price of the shares on the Korea New Exchange Market on the applicable balance sheet date. Unrealized gains and losses on the Company's equity securities are reported in the consolidated statement of operations as unrealized gain (loss) on available-for-sale equity securities or as a gain (loss) on investment in affiliated entities. In August 2020, the Company sold its investment in 1,644,155 common shares of its affiliated entity GeneOne for net proceeds of $40.1 million, resulting in a gain on investment in affiliated entity of

$36.7 million. Previously, the Company accounted for its investment in GeneOne based on the closing price of the shares on the KOSDAQ Market of the Korea Exchange (KOSDAQ) on the applicable balance sheet date.
Level 2 assets at December 31, 2020 consisted of certificates of deposit and U.S. agency mortgage-backed securities. Level 2 assets held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of December 31, 2020 and 2019.
There were no Level 3 liabilities held at December 31, 2020 due to the full conversion of the August 2019 Bonds into shares of the Company's common stock. Level 3 liabilities held as of December 31, 2019 consisted of the embedded conversion option contained in the August 2019 Bonds that met the criteria to be bifurcated and accounted for separately from the August 2019 Bonds (the "derivative liability") (see Note 11 below for more information). The derivative liability was recorded at fair value of $7.1 million upon the issuance of the August 2019 Bonds, and is subsequently remeasured to fair value at each reporting period. The derivative liability was initially valued and remeasured using a "with-and-without" method. The "with-and-without" methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the embedded conversion option. The difference between the entire instrument with the embedded conversion option compared to the instrument without the embedded conversion option is the fair value of the derivative, recorded as the derivative liability. There was no derivative liability associated with the issuance of the December 2019 Bonds.
The fair value of the August 2019 Bonds with the conversion option is estimated using a Monte Carlo simulation approach. The key inputs to valuing the August 2019 Bonds with the conversion option on the date of issuance and as of August 3, 2020 conversion date included the Company’s stock price on the valuation date; the expected annual volatility of the Company’s common stock, and the discount yield, which was derived by making the fair value of the August 2019 Bonds equal to the face value on the issuance date. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.
The following table presents the changes in fair value of the derivative liability for the year ended December 31, 2020:

Balance at December 31, 2019	$8,819,023
Change in fair value	75,670,977
Derecognition of the derivative liability upon conversion	(84,490,000)
Balance at December 31, 2020	$—

7. Major Customers and Concentration of Credit Risk

Customer	2020 Revenue	% of Total Revenue		2019 Revenue	% of Total Revenue	2018 Revenue	% of Total Revenue
ApolloBio	$—	—%		$—	—%	$23,000,000	75%
AstraZeneca	170,587	2		3,194,877	78	6,850,424	23
Advaccine	5,000,000	68		—	—	—	—
Plumbline Life Sciences, Inc.	1,370,396	18		—	—	—	—
All other, including affiliated entities	870,237	12		917,053	22	631,473	2
Total revenue	$7,411,220	100%	1	$4,111,930	100%	$30,481,897	100%

During the years ended December 31, 2020, 2019 and 2018, the Company recognized revenue from various license and other agreements. As of December 31, 2020, $11.4 million, or 62%, and $7.1 million, or 38%, of the Company's accounts receivable was attributable to the DoD and Advaccine, respectively. As of December 31, 2019, $469,000, or 67%, and $161,000, or 23%, of the Company's accounts receivable was attributable to MCDC and AstraZeneca, respectively.

There is minimal credit risk with these customers based upon collection history, their size and financial condition. Accordingly, the Company does not consider it necessary to record a reserve for uncollectible accounts receivable.

8. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets at December 31, 2020 and 2019 consisted of the following:

	2020	2019
Prepaid manufacturing expenses (a)	$35,661,947	$—
Other prepaid expenses	4,695,509	1,584,598
	$40,357,456	$1,584,598

(a)Prepaid manufacturing expenses related to deposits made to reserve capacity for the manufacturing of INO-4800 expected in 2021. In the event that the manufacturing does not occur in 2021 the deposits will be forfeited.

9. Fixed Assets
Fixed assets at December 31, 2020 and 2019 consisted of the following:

	Cost	Accumulated Depreciation and Amortization	Net Book Value
As of December 31, 2020
Leasehold improvements	$15,179,447	$(6,549,418)	$8,630,029
Laboratory equipment	4,788,678	(3,727,508)	1,061,170
Office furniture and fixtures	2,828,675	(2,296,942)	531,733
Computer equipment and other	4,544,915	(3,419,703)	1,125,212
	$27,341,715	$(15,993,571)	$11,348,144
As of December 31, 2019
Leasehold improvements	$15,007,935	$(4,996,777)	$10,011,158
Laboratory equipment	4,102,467	(3,229,357)	873,110
Office furniture and fixtures	3,048,053	(1,944,293)	1,103,760
Computer equipment and other	3,781,020	(2,996,031)	784,989
	$25,939,475	$(13,166,458)	$12,773,017

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $3.0 million, $3.6 million and $3.7 million, respectively. The Company determined that the carrying value of these long-lived assets was not impaired during the periods presented. During the year ended December 31, 2020 the Company disposed of fixed assets with a net book value of $227,000 and accumulated depreciation of $200,000.

10. Goodwill and Intangible Assets
The following sets forth goodwill and intangible assets by major asset class:

		December 31, 2020			December 31, 2019
	Weighted Average Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite lived:
Goodwill(a)		$10,513,371	$—	$10,513,371	$10,513,371	$—	$10,513,371
Definite lived:
Licenses	10	1,323,761	(1,276,852)	46,909	1,323,761	(1,248,104)	75,657
Bioject (b)	12	5,100,000	(2,468,889)	2,631,111	5,100,000	(2,175,556)	2,924,444
Other (c)	18	4,050,000	(3,581,250)	468,750	4,050,000	(3,356,250)	693,750
Total intangible assets	11	10,473,761	(7,326,991)	3,146,770	10,473,761	(6,779,910)	3,693,851
Total goodwill and intangible assets		$20,987,132	$(7,326,991)	$13,660,141	$20,987,132	$(6,779,910)	$14,207,222

(a)Goodwill was recorded from the acquisition of other companies and assets.
(b)Bioject intangible assets represent the estimated fair value of developed technology and intellectual property which were recorded from an asset acquisition.
(c)Other intangible assets represent the estimated fair value of acquired intellectual property.
Aggregate amortization expense on intangible assets was $547,000, $1.1 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense related to intangible assets at December 31, 2020 is expected to be incurred as follows:

Year ending December 31,
2021	$521,000
2022	493,000
2023	276,000
2024	253,000
2025	253,000
Thereafter	1,351,000
$3,147,000

There were no impairment or impairment indicators present and no losses were recorded during the years ended December 31, 2020, 2019 and 2018, respectively.

11. Convertible Debt

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
During the year ended December 31, 2020, the Company received notices for the conversion of $62.1 million of principal amount of the Notes, which were settled into an aggregate of 11,535,660 shares of the Company's common stock. The fair value of the Notes at the date of conversion was $43.7 million compared to the carrying value of $52.5 million, resulting in a $8.8 million gain on extinguishment of debt. This gain was recorded in the consolidated statement of operations. To measure the fair value of the converted Notes as of the conversion dates, the Company engaged a third-party valuation expert and utilized a binomial lattice model.
The balance of the Notes at December 31, 2020 is as follows:

Principal amount	$78,500,000
Principal amount converted into common shares	(62,085,000)
Unamortized debt discount on the liability component	(2,312,404)
Unamortized debt issuance cost	(318,266)
Accrued interest	355,658
Net carrying amount	$14,139,988

For the years ended December 31, 2020 and 2019, the Company recognized $6.9 million and $7.0 million, respectively, of interest expense related to the Notes, of which $4.1 million and $4.4 million, respectively, related to the contractual interest coupon.

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
The August 2019 Bonds, which are unsecured obligations of the Company, were issued on August 1, 2019 and accrued interest at a coupon rate of 1.00% per annum, payable quarterly. The August 2019 Bonds were scheduled to mature on July 31, 2024, unless earlier converted or repurchased. On August 3, 2020 the August 2019 Bonds were converted in full into an aggregate of 4,962,364 shares of the Company's common stock, leaving no further August 2019 Bonds outstanding. The initial conversion rate was 211.0595 shares per KRW1,000,000 in principal amount (equivalent to an initial conversion price of approximately USD $4.00 per share based on the exchange rate as of July 30, 2019), subject to adjustment upon the occurrence of specified events. The conversion rate was reset on January 2, 2020 and was subject to reset quarterly thereafter if the current market price was lower than the conversion price then in effect. The conversion rate as of the date of conversion on August 1, 2020 was 275.6873 shares per KRW1,000,000 in principal amount (equivalent to a conversion price of approximately USD $3.14 per share).
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
At their issuance, the Company determined that the expected life of the August 2019 Bonds was equal to the period through August 1, 2022 as this represented the point at which the August 2019 Bonds were initially subject to repurchase by the Company at the option of the holders. Accordingly, the total debt discount of $7.3 million, inclusive of the fair value of the embedded conversion feature derivative at issuance, was being amortized using the effective interest method through August 1, 2022. For the years ended December 31, 2020 and 2019, the Company recognized $1.6 million and $982,000, respectively, of interest expense related to the August 2019 Bonds, of which $87,000 and $65,000, respectively, related to the contractual interest coupon.
In August 2020, all outstanding August 2019 Bonds were converted into common stock. Immediately prior to the conversion, the derivative liability was revalued at $84.5 million. The change in fair value of the derivative liability was an increase of $75.7 million, which was recorded on the consolidated statement of operations. To measure the fair value of the derivative liability as of the conversion date, the Company engaged a third-party valuation expert.
Upon conversion, a loss on extinguishment of $8.2 million was recorded on the consolidated statement of operations. This loss represents the difference between (a) the calculated fair value of the derivative liability immediately prior to its derecognition plus the carrying amount of the debt component including any unamortized debt discount and issuance costs and (b) the fair value of the 4,692,364 shares of the Company's common stock issued upon conversion.
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
The December 2019 Bonds, which are unsecured obligations of the Company, were issued on December 31, 2019 and will accrue interest at a coupon rate of 1.00% per annum, payable quarterly. The December 2019 Bonds will mature on December 31, 2024, unless earlier converted or repurchased. The outstanding December 2019 Bonds will be repaid at maturity at a price equal to the principal of the outstanding bonds to be repaid plus a premium on such bonds to provide an internal rate of return with respect to such bonds of 6.00%. Commencing on December 31, 2020, the December 2019 Bonds are convertible until the date that is one month prior to maturity date. Upon conversion, the Company will deliver shares of common stock of the Company. The initial conversion rate was 214.7766 shares per KRW1,000,000 principal amount of Bonds (equivalent to an initial conversion price of approximately USD $4.00 per share based on the exchange rate as of December 19, 2019), subject to adjustment upon the occurrence of certain events. The conversion rate was subject to reset on July 2, 2020 and on each three month anniversary thereafter until the maturity date to the then current market price if the current market price is lower than the conversion price then in effect; provided that the conversion rate will not exceed 357.9611 shares per KRW1,000,000 (equivalent to a conversion price of approximately USD $2.40 per share based on the exchange rate as of December 19, 2019). The conversion rate has not been reset as of December 31, 2020 from the initial conversion rate.
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
The balance of the December 2019 Bonds at December 31, 2020 is as follows:

Principal amount	$4,327,370
Unamortized debt issuance cost	(36,525)
Accretion of premium associated with the December 2019 Bonds	214,171
Accrued interest	10,818
Net carrying amount	$4,515,834

The Company determined that the expected life of the December 2019 Bonds was equal to the period through December 31, 2022 as this represents the point at which the December 2019 Bonds are initially subject to repurchase by the Company at the option of the holders. The effective interest rate of the December 2019 Bonds is 6.2%. For the year ended December 31, 2020, the Company recognized $253,000 of interest expense related to the December 2019 Bonds, of which $40,000 related to the contractual interest coupon. As of December 31, 2020, there have not been any conversions or redemptions of the December 2019 Bonds.
As of December 31, 2020, future minimum payments due under the Company's convertible debt instruments are as follows:

Year ending December 31,	Convertible Notes (1)	December 2019 Bonds (2)	Total
2021	$1,067,000	$43,000	$1,110,000
2022	1,067,000	43,000	1,110,000
2023	1,067,000	44,000	1,111,000
2024	16,948,000	5,571,000	22,519,000
Total	$20,149,000	$5,701,000	$25,850,000
(1) Amounts represent contractual amounts due under the Notes, including interest based on the fixed rate of 6.5% per year.
(2) Amounts represent amounts due under the December 2019 Bonds, including interest based on the fixed rate of 1% per year plus a premium on such bonds to provide an internal rate of return with respect to such Bonds of 6% at maturity.

12. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at December 31, 2020 and 2019 consisted of the following:

	2020	2019
Trade accounts payable	$825,516	$6,919,081
Accrued compensation	13,127,257	8,967,897
Accrued subcontract costs	247,796	273,508
Other accrued expenses	7,003,239	2,076,772
	$21,203,808	$18,237,258

13. Stockholders’ Equity

Preferred Stock

			Shares Outstanding as of December 31,
	Shares Authorized	Shares Issued	2020	2019
Series C Preferred Stock, par $0.001	1,091	1,091	9	23

In June 2020, 14 shares of the Company’s Series C preferred stock were converted into an aggregate of 5,147 shares of the Company’s common stock.
The holder of any share or shares of Series C Preferred Stock has the right at any time, at such holder’s option, to convert all or any lesser portion of such holder’s shares of the Preferred Stock into fully paid and non-assessable shares of Common Stock. As of December 31, 2020, the Conversion Value was $27.20 per share, such that the outstanding shares of Series C Preferred Stock were convertible into an aggregate of 3,309 shares of common stock.
Common Stock
In May 2018, the Company entered into the Sales Agreement with an outside placement agent (the “Placement Agent”) to sell shares of its common stock with aggregate gross proceeds of up to $100.0 million, from time to time, through an “at-the-market” equity offering program under which the Placement Agent will act as sales agent. During the first quarter of 2020, the Company and the Placement Agent entered into a first and second amendment to the Sales Agreement (the "Prior Sales Agreement") to increase the amount of common stock that may be sold under the Sales Agreement from $100.0 million to $250.0 million. As of March 31, 2020, there was no remaining capacity under the Prior Sales Agreement. On April 3, 2020, the Company and the Placement Agent entered into a new Sales Agreement (the "New Sales Agreement") to sell shares of its common stock. On April 3, 2020 and May 12, 2020, the Company filed prospectus supplements pursuant to the New Sales Agreement for the offer and sale of its Common Stock for aggregate gross proceeds of up to an aggregate of $250.0 million. Under the New Sales Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The New Sales Agreement provides that the Placement Agent will be entitled to compensation for its services in an amount equal to up to 3.0% of the gross proceeds from the sales of shares sold through the Placement Agent under the New Sales Agreement. The Company has no obligation to sell any shares under the New Sales Agreement, and could at any time suspend solicitation and offers under the New Sales Agreement.
During the three months ended March 31, 2020, the Company sold 43,148,952 shares of its common stock under the Prior Sales Agreement. The sales were made at a weighted average price of $4.92 per share, resulting in aggregate net proceeds of $208.2 million. As of March 31, 2020, there was no remaining capacity under the Prior Sales Agreement.
During the year ended December 31, 2020, the Company sold a total of 22,915,934 shares of common stock under the New Sales Agreement. The sales were made at a weighted average price of $10.91 per share resulting in aggregate net proceeds of $246.2 million. As of December 31, 2020, there was no remaining capacity under the New Sales Agreement.
Stock Options and Restricted Stock Units
The Company has a stock-based incentive plan, the 2016 Omnibus Incentive Plan (as amended to date, the "2016 Incentive Plan"), pursuant to which the Company may grant stock options, restricted stock awards, restricted stock units and other stock-based awards or short-term cash incentive awards to employees, directors and consultants.
The 2016 Incentive Plan was originally approved by the Company's stockholders on May 13, 2016, and an amendment to the plan to increase the number of shares available for issuance was approved by the stockholders on May 8, 2019. The maximum number of shares of the Company’s common stock available for issuance over the term of the 2016 Incentive Plan may not exceed 18,000,000 shares, provided that commencing with the first business day of each calendar year beginning January 1, 2020, such maximum number of shares shall be increased by 2,000,000 shares of common stock unless the Board determines, prior to January 1 for any such calendar year, to increase such maximum amount by a fewer number of shares or not to increase the maximum amount at all for such year. On January 1, 2021, the maximum number of shares to be issued increased by 2,000,000. At December 31, 2020, there were 18,000,000 shares of common stock reserved for issuance upon exercise of incentive awards granted and to be granted at future dates under the 2016 Incentive Plan. At December 31, 2020, the Company had 6,739,577 shares of common stock available for future grant under the 2016 Incentive Plan, 2,558,052 shares underlying outstanding but unvested restricted stock units and options outstanding to purchase 5,742,109 shares of common stock under the 2016 Incentive Plan. The awards granted and available for future grant under the 2016 Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The 2016 Incentive Plan terminates by its terms on March 9, 2026.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At December 31, 2020, the Company had options outstanding to purchase 3,164,515 shares of common stock under the 2007 Incentive Plan. The awards granted under the 2007 Incentive Plan generally vest over three years and have a maximum contractual term of ten years.
Total employee and director stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 was $14.5 million, $9.8 million and $10.2 million, respectively, of which $8.0 million, $5.9 million and $5.9 million was included in research and development expenses and $6.5 million, $3.9 million and $4.3 million was included in general and administrative expenses, respectively.
At December 31, 2020 and 2019, there was $4.4 million and $3.4 million, respectively, of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.4 years and 1.7 years, respectively.
At December 31, 2020 and 2019, there was $10.9 million and $4.3 million, respectively, of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.9 years and 1.6 years, respectively.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and restricted stock units granted to non-employees for the years ended December 31, 2020, 2019 and 2018 was $1.2 million, $970,000 and $302,000, respectively. As of December 31, 2020, options to purchase 845,375 shares of common stock granted to non-employees remained outstanding.
The following table summarizes total stock options outstanding at December 31, 2020:

	Options Outstanding			Options Exercisable
Exercise Price	Shares Underlying Options Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$1.48-$3.00	452,749	2.5	$2.24	428,231	$2.23
$3.01-$6.00	3,261,410	7.4	$3.85	1,975,426	$3.98
$6.01-$9.00	3,879,209	6.5	$7.59	2,864,794	$7.33
$9.01-$12.00	365,223	7.2	$10.42	233,282	$10.08
$12.01-$15.00	833,282	5.9	$13.46	546,723	$13.14
$15.01-$25.62	114,751	9.6	$20.57	31,041	$20.59
	8,906,624	6.6	$6.78	6,079,497	$6.58

At December 31, 2020, the aggregate intrinsic value of options outstanding was $24.2 million, the aggregate intrinsic value of options exercisable was $16.8 million, and the weighted average remaining contractual term of options exercisable was 5.7 years.
At December 31, 2020, the aggregate intrinsic value of unvested restricted stock units was $22.6 million and the aggregate intrinsic value of restricted stock units which vested during the year ended December 31, 2020 was $13.5 million.
At December 31, 2020, options to purchase 8,906,624 shares of common stock and 2,558,052 restricted stock units were expected to vest.

Stock option activity under the Company’s equity incentive plans during the year ended December 31, 2020 was as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2019	9,265,390	$5.72
Granted	2,126,182	10.17
Exercised	(2,178,252)	5.63
Cancelled	(306,696)	6.40
Balance, December 31, 2020	8,906,624	$6.78

Restricted stock unit activity under the Company’s equity incentive plans during the year ended December 31, 2020 was as follows:

Number of Shares
Balance, December 31, 2019	2,069,936
Granted	1,586,280
Vested	(1,040,628)
Cancelled	(57,536)
Balance, December 31, 2020	2,558,052

The weighted average exercise price per share was $4.44 for the 78,750 options which expired during the year ended December 31, 2020, $6.27 for the 324,502 options which expired during the year ended December 31, 2019 and $5.17 for the 119,091 options which expired during the year ended December 31, 2018.
The weighted average grant date fair value per share was $6.87, $2.19 and $2.86 for options granted during the years ended December 31, 2020, 2019 and 2018, respectively.
The weighted average grant date fair value was $9.12, $3.09 and $4.31 per share for restricted stock units granted during the years ended December 31, 2020, 2019 and 2018, respectively.
The Company received $12.3 million, $113,000 and $1.5 million in proceeds from the exercise of stock options during the years ended December 31, 2020, 2019 and 2018, respectively. The aggregate intrinsic value of options exercised was $14.2 million, $25,000 and $910,000 during the years ended December 31, 2020, 2019 and 2018, respectively.
On August 28, 2020, the Company granted 663,353 performance-based RSUs to key employees under the 2016 Incentive Plan. The RSUs will vest in two tranches as follows: 50% of the shares in each tranche will vest upon achievement of the predetermined performance milestones and the remaining 50% of the shares in each tranche will vest upon subsequent completion of a one-year service period. The grant date fair value of the performance-based RSUs was $8.0 million based on the grant date closing price per share of $12.06. As of December 31, 2020, the underlying performance milestones of the RSUs were not probable of achievement, and no stock-based compensation expense was recognized for the performance-based RSUs for the year then ended.

14. Leases
The Company leases approximately 82,200 square feet of office, laboratory, and manufacturing space in San Diego, California and 57,360 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms of 2.9 years to 9.0 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
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
As of December 31, 2020, the maturities of the Company's operating lease liabilities were as follows:

Year ending December 31,
2021	$3,968,000
2022	4,045,000
2023	4,023,000
2024	3,001,000
2025	3,063,000
Thereafter	9,888,000
Total remaining lease payments	27,988,000
Less: present value adjustment	(7,595,000)
Total operating lease liabilities	20,393,000
Less: current portion	(2,329,000)
Long-term operating lease liabilities	$18,064,000

Weighted-average remaining lease term	7.4 years
Weighted-average discount rate	8.5%
Lease costs included in operating expenses in the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 were $3.4 million, $3.2 million and $3.4 million, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
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

15. Investment in Affiliated Entity
As of December 31, 2020 and 2019, the Company held 597,808 and 395,758 common shares in PLS, representing a 19.7% and 15.0% ownership interest, respectively. On August 27, 2020, the Company sold 1,644,155 shares of common stock in GeneOne for net proceeds of approximately 47.4 billion KRW (approximately USD $40.1 million based on the exchange rate on the date of sale). The Company no longer holds an investment in GeneOne shares and GeneOne is no longer considered a related party to the Company under ASC Topic 850. Please see further information as discussed in Note 2 and Note 6.

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
The components of pretax loss from operations are as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. Domestic	$(162,664,355)	$(120,809,112)	$(94,798,019)
Foreign	(225,949)	—	—
Pretax loss from operations	$(162,890,304)	$(120,809,112)	$(94,798,019)

The components of the provision for (benefit from) income taxes are presented in the following table:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$4,000	$—
State	—	2,000	—
Foreign	—	—	2,170,000
	—	6,000	2,170,000
Deferred:
Federal	—	(263,000)
State	—	—	—
Foreign	—	—	—
	—	(263,000)	—
	$—	$(257,000)	$2,170,000

The reconciliation of income taxes attributable to continuing operations computed at the statutory tax rates to income tax expense (benefit), using a 21% statutory tax rate for December 31, 2020, 2019 and 2018, is as follows:

	Year Ended December 31,
	2020	2019	2018
Income (benefit) taxes at statutory rates	$(34,207,000)	$(25,370,000)	$(19,908,000)
State income tax, net of federal benefit	—	—	(4,000)
Foreign income taxes	—	—	2,170,000
Change in valuation allowance	21,428,000	25,457,000	20,898,000
Nondeductible loss on extinguishment of debt	14,450,000	—	—
Research and development tax credits	(2,650,000)	(3,838,000)	(3,170,000)
Change in fair value of warrants	—	—	(76,000)
Stock-based compensation	(1,953,000)	1,114,000	1,094,000
Uncertain tax positions	1,068,000	1,537,000	1,268,000
Deconsolidation of subsidiary	853,000	—	—
Expired NOLs and credits	468,000	616,000	2,176,000
Limited NOLs and credits	(368,000)	(616,000)	(2,176,000)
Change in tax rates	—	12,000	—
Foreign tax rate differential	(9,000)	—	—
Other	920,000	831,000	(102,000)
	$—	$(257,000)	$2,170,000

The income tax benefit recorded during the year ended December 31, 2019 of $257,000 was principally due to a requirement under ASC Topic 740, Accounting for Income Taxes, that a company must consider all sources of income in order to determine the tax benefit resulting from a loss from continuing operations. As a result of the requirement under ASC 740-20-45-7, the pretax income which the Company generated from other comprehensive income was a source of income which resulted in the partial realization of the current year loss from continuing operations.
Adoption of ASU 2019-12
The Company early adopted ASU No. 2019-12 as of January 1, 2020. Among other provisions, ASU 2019-12 eliminated the requirement under ASC 740-20-45-7 to consider all sources of income in order to determine the tax benefit resulting from a loss from continuing operations.
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 are shown below:

	As of December 31,
	2020	2019
Deferred tax assets:
Capitalized research expense	$5,250,000	$6,300,000
NOL carryforwards	127,835,000	110,788,000
Research and development and other tax credits	13,242,000	11,737,000
Deferred revenue	1,628,000	1,506,000
Stock-based compensation	3,256,000	3,255,000
Acquired intangibles	757,000	889,000
Derivative liability	—	1,852,000
Interest expense	564,000	1,122,000
Investment in affiliated entity	542,000	645,000
Lease liability	4,283,000	4,722,000
Other	6,127,000	2,413,000
	163,484,000	145,229,000
Valuation allowance	(159,705,000)	(137,159,000)
Total deferred tax assets	3,779,000	8,070,000
Deferred tax liabilities:
Acquired intangibles	(179,000)	(160,000)
Right of use asset	(2,676,000)	(2,894,000)
Note discount	(469,000)	(2,862,000)
Convertible note	—	(1,381,000)
Fixed assets	(487,000)	(805,000)
Net deferred tax liabilities	$(32,000)	$(32,000)

As of December 31, 2020, the Company had federal, California and Pennsylvania tax net operating loss (NOL) carryforwards of $566.2 million, $68.6 million and $75.3 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. The aggregate federal net operating losses generated in 2018 and after for the amount of $270.3 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year, subject to certain modifications made by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) enacted in 2020. The federal NOL carryforward began to expire in 2021, and the California and Pennsylvania NOL carryforwards will begin and have begun to expire in 2028 and 2020, respectively, unless previously utilized.
In addition, as of December 31, 2020, the Company had federal and state research and development (R&D) tax credit carryforwards of $19.8 million and $3.2 million, respectively. The federal tax credit carryforwards will begin to expire in 2029. The California research tax credits do not expire.
Based upon statute, federal and state losses and credits are expected to expire as follows (in millions):

Expiration Date:	Federal NOLs	State NOLs	Federal R&D	State R&D

2021	$2.3	$0.3	$—	$—
2022	6.1	0.4	—	—
2023	5.3	1.2	—	—
2024	14.5	9.1	—	—
2025 and thereafter	267.7	132.9	19.8	—
Indefinite	270.3	—	—	3.2
	$566.2	$143.9	$19.8	$3.2

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s NOL and R&D credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed an IRC Section 382/383 analysis regarding the limitation of NOL and R&D credit carryforwards as of December 31, 2020. As a result of the analysis, the Company estimates that approximately $10.2 million of tax benefits related to NOL and R&D carryforwards will expire unused. Accordingly, the related NOL and R&D credit carryforwards have been removed from deferred tax assets, accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by current and future ownership changes, if any, related to the Company's operations in the United States will not impact its effective tax rate. Any additional ownership changes may further limit the ability to use the NOL and R&D carryforwards.
The Tax Cuts and Jobs Act of 2017 subjects a U.S. stockholder to tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. For 2020, the Company did not generate any GILTI due to losses earned by its foreign subsidiary.
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits federal NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows federal NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Due to the Company's history of net operating losses, the CARES Act is not expected to have a material impact on the Company's financial statements.
The following table summarizes the activity related to the Company's unrecognized tax benefits:

	Year ended December 31,
	2020	2019	2018
Balance at beginning of the year	$11,204,000	$9,632,000	$8,313,000
Increases related to current year tax positions	1,043,000	1,575,000	1,319,000
Increases (decreases) related to prior year tax positions	27,000	(3,000)	—
Other	(64,000)	—	—
Balance at end of the year	$12,210,000	$11,204,000	$9,632,000

The amount of unrecognized tax benefits that, if recognized and realized, would affect the effective tax rate was $10.9 million, $9.9 million and $8.3 million as of December 31, 2020, 2019 and 2018, respectively, subject to valuation allowances. The Company has not recorded any interest and penalties on the unrecognized tax positions as the Company has continued to generate net operating losses after accounting for the unrecognized tax benefits. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2017 and state and local income tax examinations before 2016. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the NOL carryforward amount. The Company is not currently under Internal Revenue Service (“IRS”), state or local tax examination.

17. 401(k) Plan
The Company has adopted a 401(k) Profit Sharing Plan covering substantially all of its employees. The defined contribution plan allows the employees to contribute a percentage of their compensation each year. The Company currently matches 50% of its employees’ contributions, up to 6% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying consolidated statements of operations and totaled $1.1 million, $1.2 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

18. Related Party Transactions
GeneOne Life Sciences
On August 27, 2020, the Company sold 1,644,155 shares of common stock in GeneOne for net proceeds of approximately 47.4 billion KRW (approximately USD $40.1 million based on the exchange rate on the date of sale). The Company no longer holds an investment in GeneOne shares and GeneOne is no longer considered a related party to the Company under ASC 850. The Company's consolidated balance sheet as of December 31, 2020 no longer reflects GeneOne’s portion in accounts receivable and accounts payable and accrued expenses with affiliated entities, whereas the Company’s balance sheet as of December 31, 2019 reflects $128,000 and $511,000 in accounts receivable and accounts payable and accrued expenses with affiliated entities, respectively, related to GeneOne. Revenues recognized from GeneOne will no longer be presented as revenue with affiliated entity on the consolidated statement of operations after the change in related party designation in August 2020.
Revenue recognized from GeneOne for the years ended December 31, 2020, 2019 and 2018 consisting of patent, device maintenance and licensing fees was $125,000, $127,000 and $342,000, respectively.
Operating expenses recorded from transactions with GeneOne related primarily to biologics manufacturing and were $4.7 million, $2.5 million and $7.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Plumbline Life Sciences, Inc.
The Company owned 597,808 shares of common stock in Plumbline Life Sciences, Inc. ("PLS") as of December 31, 2020 and one of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
On February 20, 2020, the Company entered into a Debt and Share Subscription Agreement with PLS under which the Company received 202,050 shares of PLS common stock in exchange for a portion of the outstanding accounts receivable balance due from PLS. Following the issuance of these shares and as of December 31, 2020, the Company held a 19.7% ownership interest in PLS.
Revenue recognized from PLS consists of milestone, license and patent fees. For the years ended December 31, 2020 and 2019, the Company recognized revenue from PLS of $1.4 million and $111,000, respectively. At December 31, 2020 and 2019, the Company had an accounts receivable balance of $67,000 and $589,000, respectively, related to PLS.

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
In November 2016, the Company received a $6.1 million sub-grant through Wistar to develop a DMAb against the Zika infection, with funding through December 2020.
The Company is also a collaborator with Wistar on an Integrated Preclinical/Clinical AIDS Vaccine Development grant from the NIAID, with funding through February 2021.
In 2020, the Company received a $10.7 million sub-grant through Wistar for the preclinical development and translational studies of DMAbs as countermeasures for COVID-19, with funding through September 2022. The sub-grant also includes an option for an additional $6.0 million in funding through September 2024.
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the years ended December 31, 2020 and 2019, the Company recorded $1.9 million and $2.2 million, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to the collaborative research agreements and sub-contract agreements related to Gates and CEPI (see Note 4). Research and development expenses recorded from Wistar for the years ended December 31, 2020 and 2019 were $2.3 million and $1.5 million, respectively. At December 31, 2020 and 2019, the Company had an accounts receivable balance of $425,000 and $616,000, respectively, and an accounts payable and accrued liability balance of $643,000 and $219,000, respectively, related to Wistar. As of December 31, 2020, the Company had $96,000 recorded as grant funding liability on its consolidated balance sheet related to Wistar.

19. Geneos Therapeutics, Inc.
In August 2016, the Company formed Geneos to develop and commercialize neoantigen-based personalized cancer therapies. Geneos was considered a variable interest entity (VIE) for which the Company was the primary beneficiary. In February 2019, Geneos completed the initial closing of a Series A preferred stock financing. The Company invested $1.2 million in the Series A preferred stock financing, which was led by an outside investor. Following this transaction, the Company held 61% of the outstanding equity, on an as-converted to common stock basis, of Geneos and continued to consolidate its investment in Geneos under ASC 810, Consolidation.

In January 2020, Geneos completed the second closing of the Series A preferred stock financing, in which the Company invested $800,000. Following this transaction, as of March 31, 2020, the Company held 52% of the outstanding equity, on an as-converted to common stock basis, of Geneos and continued to consolidate its investment in Geneos.
In June 2020, Geneos closed an additional Series A preferred stock financing round, in which the Company invested $800,000. Following this transaction, the Company owned 47% of the outstanding equity of Geneos on an as-converted to common stock basis. This transaction triggered a VIE reconsideration, as the Company no longer held a controlling financial interest. Based on the Company’s assessment, Geneos continued to be a VIE as it did not have sufficient equity at risk to finance its activities without additional subordinated financial support. However, the Company was not the primary beneficiary of Geneos, as it did not have the power to direct the activities that most significantly impact Geneos’ economic performance. Accordingly, the Company deconsolidated its investment in Geneos as of June 1, 2020, resulting in a gain of $4.1 million, of which $2.4 million related to the remeasurement of the retained noncontrolling interest investment to fair value. The gain has been recorded separately on the Company's consolidated statement of operations. The following table shows the amounts related to the deconsolidation accounting:

Working capital (excluding cash)	$(59,992)
Note payable	171,620
Fixed assets, net of accumulated depreciation	(16,340)
Carrying value of noncontrolling interest	3,181,640
Fair value of investment in Geneos retained	3,618,998
Gain on deconsolidation of Geneos	(4,121,075)
Decrease in cash resulting from the deconsolidation of Geneos	$2,774,851

The details of the Company’s 47% retained equity investment in Geneos are shown in the table below, with fair values calculated as of June 1, 2020, the date of deconsolidation.

Geneos Share Class	Shares	Price per Share	Fair Value
Common	3,000,000	$0.273	$819,000
Preferred	2,113,206	$1.325	$2,799,998
Total	5,113,206		$3,618,998

The fair value of Geneos Series A preferred stock was based on the per share price paid by third-party investors in connection with the most recent closing of the Series A preferred stock financing for Geneos on June 1, 2020. The fair value of Geneos common stock was determined by a third-party valuation, as there is no public market for such stock. Geneos’s enterprise value, which was estimated using a market approach that derived an implied total equity value from a transaction involving its own securities, was allocated to all classes of equity using the option pricing method. Under the option pricing method, each equity class was modeled as having a call option with a distinct claim on the total value of Geneos. Each option’s exercise price was based on the total value available for each participating security holder. The characteristics of each class of ownership determined the claim on the total value for that class of ownership.
The estimated value allocated to common stock included assumptions related to the fair value of the enterprise, expected volatility, expected term, and risk-free interest rate. Expected volatility was based on historical asset volatilities derived from daily stock price changes of guideline public companies. The estimated expected term was based on a weighted average of the estimated time to Geneos's next financing and successful exit timing assumption. The risk-free interest rate was based on the yield of U.S. Treasury with a comparable term. Geneos’s common stock is classified as a Level 3 financial instrument. The assumptions used in the fair value calculation as of June 1, 2020 are presented below:

Expected term (years)	2.92
Volatility	70%
Risk-free interest rate	2.46%
Geneos enterprise value	$4,966,531
The Company applies the equity method to investments in common stock and to other investments in entities that have risk and reward characteristics that are substantially similar to an investment in the investee’s common stock. Since the Company’s Series A preferred stock investment in Geneos has a substantive liquidation preference, it is not substantially similar to the Company’s common stock investment and will therefore be recorded as an equity security under ASC 321.

As of June 1, 2020, the Company accounts for its common stock investment in Geneos, in which the Company lacks control but does have the ability to exercise significant influence over operating and financial policies, using the equity method. Generally, the ability to exercise significant influence is presumed when the investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. In applying the equity method, the Company records the investment at cost unless the initial recognition is the result of the deconsolidation of a subsidiary, in which case it is recorded at fair value. The Company's proportionate share of net loss of Geneos is recorded in equity in net earnings of Geneos in the Company's consolidated statements of operations. The Company's equity method investments are reviewed for indicators of impairment at each reporting period and are written down to fair value if there is evidence of a loss in value that is other-than-temporary. Any difference between the carrying amount of the Company’s investment and the amount of underlying equity in Geneos’s net assets is amortized into income or expense accordingly. There were no basis differences identified as of the deconsolidation date that would need to be amortized.
Upon deconsolidation, the Company recorded its Series A preferred stock investment at fair value based on the per share price paid by third party investors in connection with the Series A preferred stock financing on June 1, 2020. The Company has determined that its Series A preferred stock investment in Geneos does not have a readily determinable fair value and has therefore elected the measurement alternative in ASC 321 to subsequently record the investment at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. When fair value becomes determinable, from observable price changes in orderly transactions, the Company’s investment will be marked to fair value.  There have been no observable price changes or impairments identified since the deconsolidation date.
In November 2020, Geneos completed the closing of a Series A-1 preferred stock financing. The Company invested $1.4 million in the Series A-1 preferred stock financing, which was led by outside investors. The date of this transaction was determined to be a VIE reconsideration event; based on the Company’s assessment, Geneos continues to be a VIE as it does not have sufficient equity at risk to finance its activities without additional subordinated financial support. The Company continues to not be the primary beneficiary of Geneos, as it does not have the power to direct the activities that most significantly impact Geneos’s economic performance and should not consolidate Geneos. Following this transaction, the Company held approximately 36% of the outstanding equity, on an as-converted to common stock basis. Accordingly, the Company continues to account for its common stock investment in Geneos as an equity method investment under ASC 323 and its preferred stock investments as equity securities under ASC 321.
The fair value of Geneos’s Series A-1 preferred stock was based on the per share price paid by third-party investors in connection with the closing on November 12, 2020. The Company has concluded that its Series A-1 preferred stock investment is not similar to its prior Series A preferred stock investment due to certain material rights held solely by Series A preferred stockholders. Therefore, the Company will continue to record its Series A preferred stock investment in Geneos at cost, as there have been no observable price changes or impairments identified since the deconsolidation date.
The Company’s share of net losses of Geneos for the period from June 1, 2020 through December 31, 2020 was $4.6 million. Of this amount, $819,000 has been allocated to the equity method investment, thereby reducing the balance to $0 as of December 31, 2020. The remaining $3.8 million loss has been allocated to the Company’s Series A and Series A-1 preferred stock investments in Geneos, on a ratable basis, thereby reducing the investment balance to $434,000 as of December 31, 2020 as shown in the table below:

Investment in Geneos upon deconsolidation	$3,618,998
Investment in Geneos Series A-1 preferred stock	1,399,999
Share in net loss of Geneos	(4,584,610)
Investment in Geneos as of December 31, 2020	$434,387

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

20. Quarterly Financial Information (Unaudited)
The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2020 and 2019 (unaudited):

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Consolidated Statements of Operations:
Revenues:
Revenue under collaborative research and development arrangements	$5,003,494	$21,490	$74,102	$71,500
Revenue under collaborative research and development arrangements from affiliated entities	82,774	103,684	95,146	1,172,126
Other revenue, including from affiliated entities	494,313	111,004	97,939	83,648
Total revenues	5,580,581	236,178	267,187	1,327,274
Operating Expenses:
Research and development	26,302,561	26,455,112	22,376,575	19,111,188
General and administrative	8,617,458	10,110,506	11,071,510	7,448,354
Total operating expenses	34,920,019	36,565,618	33,448,085	26,559,542
Loss from operations	(29,339,438)	(36,329,440)	(33,180,898)	(25,232,268)
Interest income	931,168	896,710	1,067,399	416,569
Interest expense	(1,068,008)	(1,984,046)	(2,846,641)	(2,803,755)
Change in fair value of derivative liability	—	35,306,000	(97,755,000)	(13,221,977)
Gain (loss) on investment in affiliated entities	306,317	26,951,898	(3,883,176)	13,181,619
Net unrealized gain on available-for-sale equity securities	1,070,975	1,315,980	4,358,634	(5,050,092)
Other income (expense), net	9,350	(136,644)	(152,102)	(425,500)
Gain on deconsolidation of Geneos	—	—	4,121,075	—
Loss on extinguishment of convertible bonds	—	(8,177,043)	—	—
Gain on extinguishment of convertible senior notes	5,674,435	3,087,595	—	—
Net income (loss) before income tax benefit and share in net loss of Geneos	$(22,415,201)	$20,931,010	$(128,270,709)	$(33,135,404)
Share in net loss of Geneos	(1,923,179)	(1,759,674)	(901,757)	—
Net income (loss)	$(24,338,380)	$19,171,336	$(129,172,466)	$(33,135,404)
Net loss attributable to non-controlling interest	—	—	469,407	594,350
Net income (loss) attributable to Inovio Pharmaceuticals, Inc.	$(24,338,380)	$19,171,336	$(128,703,059)	$(32,541,054)
Net income (loss) per share
Basic	$(0.14)	$0.12	$(0.83)	$(0.26)
Diluted	$(0.14)	$0.11	$(0.83)	$(0.26)

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Consolidated Statements of Operations:
Revenues:
Revenue under collaborative research and development arrangements	$184,523	$617,427	$64,283	$2,770,712
Revenue under collaborative research and development arrangements from affiliated entities	55,665	53,014	71,390	55,579
Other revenue, including from affiliated entities	39,300	196,422	—	3,614
Total revenues	279,488	866,863	135,673	2,829,905
Operating Expenses:
Research and development	22,003,955	19,137,209	22,486,266	24,389,888
General and administrative	8,696,586	5,681,441	5,850,101	6,975,029
Total operating expenses	30,700,541	24,818,650	28,336,367	31,364,917
Loss from operations	(30,421,053)	(23,951,787)	(28,200,694)	(28,535,012)
Interest income	587,679	637,438	755,330	625,535
Interest expense	(2,668,837)	(2,428,671)	(2,194,783)	(656,248)
Change in fair value of derivative liability	(4,315,105)	2,551,453	—	—
Loss from investment in affiliated entities	(1,681,401)	(485,841)	(173,212)	(750,103)
Other income (expense), net	263,571	140,956	127,512	(35,839)
Net loss before income tax benefit	(38,235,146)	(23,536,452)	(29,685,847)	(29,351,667)
Income tax benefit	87,764	—	106,771	62,800
Net loss	(38,147,382)	(23,536,452)	(29,579,076)	(29,288,867)
Net loss attributable to non-controlling interest	485,344	445,759	191,850	69,605
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(37,662,038)	$(23,090,693)	$(29,387,226)	$(29,219,262)
Net loss per share
Basic	$(0.38)	$(0.23)	$(0.30)	$(0.30)
Diluted	$(0.38)	$(0.25)	$(0.30)	$(0.30)

21. Subsequent Events

On January 25, 2021, the Company closed an underwritten public offering of 20,355,000 shares of the Company's common stock at a public offering price of $8.50 per share. The net proceeds to the Company, after deducting the underwriters' discounts and commissions and other estimated offering expenses, were $162.1 million.