Form 10-Q
period 2021-03-31
INOVIO PHARMACEUTICALS, INC.
filed 2021-05-10
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 209,399,260 as of May 6, 2021.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2021

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Item 1A. Risk Factors herein. These risks include, but are not limited to, the following:

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

Part I. Financial Information
Item 1.    Financial Statements

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,634,176	$250,728,118
Short-term investments	434,969,528	160,914,935
Accounts receivable	9,911,922	18,559,967
Accounts receivable from affiliated entities	346,974	503,782
Prepaid expenses and other current assets	59,572,236	40,357,456
Prepaid expenses and other current assets from affiliated entities	—	106,432
Total current assets	588,434,836	471,170,690
Fixed assets, net	10,930,312	11,348,144
Investment in affiliated entities	3,629,891	4,460,366
Investment in Geneos	—	434,387
Intangible assets, net	3,010,000	3,146,770
Goodwill	10,513,371	10,513,371
Operating lease right-of-use assets	12,463,006	12,741,296
Other assets	25,881,934	25,957,448
Total assets	$654,863,350	$539,772,472
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$25,974,530	$21,203,808
Accounts payable and accrued expenses due to affiliated entities	768,261	642,969
Accrued clinical trial expenses	7,370,869	9,950,345
Deferred revenue	15,378	46,628
Deferred revenue from affiliated entities	39,000	—
Operating lease liability	2,395,928	2,329,394
Grant funding liability	4,975,484	7,474,310
Grant funding liability from affiliated entities	—	58,500
Total current liabilities	41,539,450	41,705,954
Deferred revenue, net of current portion	75,501	79,214
Convertible senior notes	14,069,722	14,139,988
Convertible bonds	—	4,515,834
Operating lease liability, net of current portion	17,438,841	18,063,515
Deferred tax liabilities	32,046	32,046
Grant funding liability from affiliated entity, net of current portion	37,500	37,500
Other liabilities	64,141	57,663
Total liabilities	73,257,201	78,631,714
Stockholders’ equity:
Preferred stock	—	—
Common stock	209,333	186,851
Additional paid-in capital	1,542,261,467	1,367,406,869
Accumulated deficit	(960,598,943)	(906,196,812)
Accumulated other comprehensive loss	(265,708)	(256,150)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	581,606,149	461,140,758
Total liabilities and stockholders’ equity	$654,863,350	$539,772,472

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Revenue under collaborative research and development arrangements	$39,615	$71,500
Revenue under collaborative research and development arrangements with affiliated entities	49,949	1,172,126
Other revenue	281,556	83,648
Total revenues	371,120	1,327,274
Operating expenses:
Research and development	39,044,418	19,111,188
General and administrative	13,881,194	7,448,354
Total operating expenses	52,925,612	26,559,542
Loss from operations	(52,554,492)	(25,232,268)
Other income (expense):
Interest income	769,237	416,569
Interest expense	(513,034)	(2,803,755)
Change in fair value of derivative liability	—	(13,221,977)
Gain (loss) on investment in affiliated entities	(830,475)	13,181,619
Net unrealized loss on available-for-sale equity securities	(847,958)	(5,050,092)
Other income (expense), net	8,978	(425,500)
Net loss before share in net loss of Geneos	(53,967,744)	(33,135,404)
Share in net loss of Geneos	(434,387)	—
Net loss	(54,402,131)	(33,135,404)
Net loss attributable to non-controlling interest	—	594,350
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(54,402,131)	$(32,541,054)
Net loss per share attributable to Inovio Pharmaceuticals, Inc. stockholders
Basic and diluted	$(0.27)	$(0.26)
Weighted average number of common shares outstanding
Basic and diluted	202,414,445	124,623,263

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(54,402,131)	$(33,135,404)
Other comprehensive income (loss):
Foreign currency translation	(14,419)	—
Unrealized gain (loss) on short-term investments, net of tax	4,861	(1,929,538)
Comprehensive loss	(54,411,689)	(35,064,942)
Comprehensive loss attributable to non-controlling interest	—	594,350
Comprehensive loss attributable to Inovio Pharmaceuticals, Inc.	$(54,411,689)	$(34,470,592)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2021
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total stockholders’ equity
Balance at December 31, 2020	9	$—	186,851,493	$186,851	$1,367,406,869	$(906,196,812)	$(256,150)	$—	$461,140,758
Issuance of common stock for cash, net of financing costs of $531,000		—	20,355,000	20,355	162,084,675	—	—	—	162,105,030
Conversion of December 2019 Bonds to common stock	—	—	1,009,450	1,009	4,376,883	—	—	—	4,377,892
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	1,118,093	1,118	(1,202,907)	—	—	—	(1,201,789)
Stock-based compensation	—	—	—	—	9,595,947	—	—	—	9,595,947
Net loss attributable to common stockholders	—	—	—	—	—	(54,402,131)	—	—	(54,402,131)
Unrealized gain on short-term investments	—	—	—	—	—	—	4,861	—	4,861
Foreign currency translation	—	—	—	—	—	—	(14,419)	—	(14,419)
Balance at March 31, 2021	9	$—	209,334,036	$209,333	$1,542,261,467	$(960,598,943)	$(265,708)	$—	$581,606,149

	Three Months Ended March 31, 2020
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total stockholders’ equity
Balance at December 31, 2019	23	$—	101,361,034	$101,361	$742,646,785	$(739,785,655)	$472,608	$1,969,759	$5,404,858
Issuance of common stock for cash	—	—	43,148,952	43,149	208,198,784	—	—	—	208,241,933
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	1,405,114	1,405	3,099,298	—	—	—	3,100,703
Stock-based compensation	—	—	—	—	4,017,761	—	—	(16,208)	4,001,553
Acquisition of non-controlling interest in Geneos	—	—	—	—	—	—	—	2,169,998	2,169,998
Net loss attributable to common stockholders	—	—	—	—	—	(32,541,054)	—	(594,350)	(33,135,404)
Unrealized loss on short-term investments	—	—	—	—	—	—	(1,929,538)	—	(1,929,538)
Balance at March 31, 2020	23	$—	145,915,100	$145,915	$957,962,628	$(772,326,709)	$(1,456,930)	$3,529,199	$187,854,103

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(54,402,131)	$(33,135,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	660,697	809,559
Amortization of intangible assets	136,770	136,770
Amortization of operating lease right-of-use assets	—	271,628
Change in fair value of derivative liability	—	13,221,977
Stock-based compensation	9,595,947	4,001,553
Non-cash interest expense	(31,281)	213,559
Loss on short-term investments	10,151	475,490
Settlement of receivable with shares of common stock from affiliated entity (PLS)	—	(1,713,770)
(Gain) loss on equity investment in affiliated entities	830,475	(13,181,619)
Share of net loss in Geneos	434,387	—
Net unrealized loss on available-for-sale equity securities	847,958	5,050,092
Non-cash lease expense	278,290	—
Unrealized transaction loss on foreign-currency denominated debt	(176,927)	(681,151)
Changes in operating assets and liabilities:
Accounts receivable	8,648,045	58,430
Accounts receivable from affiliated entities	156,808	697,846
Prepaid expenses and other current assets	(19,214,780)	(894,606)
Prepaid expenses and other current assets from affiliated entities	106,432	(740,469)
Other assets	75,514	191,937
Accounts payable and accrued expenses	4,735,352	(7,217,676)
Accrued clinical trial expenses	(2,579,476)	1,011,439
Accounts payable and accrued expenses due to affiliated entities	125,292	(466,273)
Deferred revenue	(34,963)	(26,297)
Deferred revenue from affiliated entities	(37,500)	(31,250)
Operating lease right-of-use assets and liabilities, net	(558,140)	(517,949)
Grant funding liability	(2,461,326)	7,026,212
Grant funding liability from affiliated entities	(19,500)	(49,250)
Other liabilities	6,478	36,501
Net cash used in operating activities	(52,867,428)	(25,452,721)
Cash flows from investing activities:
Purchases of investments	(275,408,976)	(56,698,250)
Proceeds from sale or maturity of investments	504,464	5,030,257
Purchases of capital assets	(210,824)	(140,952)
Net cash used in investing activities	(275,115,336)	(51,808,945)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	162,105,030	208,241,933
Proceeds from stock option exercises	2,632,996	5,173,534
Taxes paid related to net share settlement of equity awards	(3,834,785)	(2,072,831)
Acquisition of non-controlling interest	—	2,169,998
Net cash provided by financing activities	160,903,241	213,512,634
Effect of exchange rate changes on cash and cash equivalents	(14,419)	—
Increase (Decrease) in cash and cash equivalents	(167,093,942)	136,250,968
Cash and cash equivalents, beginning of period	250,728,118	22,196,097

Cash and cash equivalents, end of period	$83,634,176	$158,447,065

Supplemental disclosures:
Amounts accrued for purchases of property and equipment	$35,370	$—
Interest paid	$544,315	$2,590,196
See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Operations
Inovio Pharmaceuticals, Inc. (the “Company” or “INOVIO”), is a biotechnology company focused on rapidly bringing to market precisely designed DNA medicines to treat and protect people from infectious diseases, cancer, and diseases associated with human papillomavirus ("HPV"). INOVIO's DNA medicines pipeline is comprised of three types of product candidates: DNA vaccines, DNA immunotherapies and DNA encoded monoclonal antibodies ("dMAbs"). In clinical trials, INOVIO has demonstrated that DNA medicines can be delivered directly into cells in the body through its proprietary smart device to consistently activate robust and fully functional T cell and antibody responses against targeted pathogens and cancers.
The Company's novel DNA medicine candidates are made using its proprietary SynCon® technology that creates optimized plasmids, which are circular strands of DNA that instruct a cell to produce antigens to help the person’s immune system recognize and destroy cancerous or virally infected cells.
INOVIO's patented CELLECTRA® smart delivery devices provide optimized uptake of its DNA medicines within the cell, overcoming a key limitation of other DNA-based technology approaches.
Human clinical trial data to date have shown a favorable safety profile of INOVIO's DNA medicines delivered directly into cells in the body using the CELLECTRA® smart device in more than 7,000 administrations across more than 3,000 patients.
INOVIO's corporate strategy is to advance, protect and, once approved, commercialize its novel DNA medicines to meet urgent and emerging global health needs. The Company continues to advance and clinically validate an array of DNA medicine candidates that target HPV-associated diseases, cancer, and infectious diseases, such as COVID-19. The Company aims to advance these candidates through commercialization and continue to leverage third-party resources through collaborations and partnerships, including product license agreements.
The Company's partners and collaborators include ApolloBio Corporation., AstraZeneca, Beijing Advaccine, The Bill & Melinda Gates Foundation, Coalition for Epidemic Preparedness Innovations ("CEPI"), The U.S. Department of Defense ("DoD"), Defense Advanced Research Projects Agency ("DARPA"), GeneOne Life Science, HIV Vaccines Trial Network, the U.S. Defense Threat Reduction Agency’s Medical CBRN Defense Consortium ("MCDC"), International Vaccine Institute ("IVI"), National Cancer Institute, National Institutes of Health, National Institute of Allergy and Infectious Diseases, Ology Bioservices, the Parker Institute for Cancer Immunotherapy, Plumbline Life Sciences, Regeneron Pharmaceuticals, Inc., Richter-Helm BioLogics, Thermo Fisher Scientific, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.
The Company and its collaborators are currently conducting or planning clinical studies of its DNA medicines for HPV-associated precancers, including cervical, vulvar, and anal dysplasia; HPV-associated cancers, including head & neck, cervical, anal, penile, vulvar, and vaginal; other HPV-associated disorders, such as recurrent respiratory papillomatosis ("RRP"); glioblastoma multiforme ("GBM"); prostate cancer; HIV; Ebola; Middle East Respiratory Syndrome ("MERS"); Lassa fever; Zika virus; and COVID-19.
INOVIO was incorporated in Delaware in June 2001 and has its principal executive offices in Plymouth Meeting, Pennsylvania.

2. Basis of Presentation, Liquidity and Risks and Uncertainties
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statements of stockholders' equity and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented. The results of operations for the three months ended March 31, 2021 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2021. The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In June 2020, the Company formed a wholly-owned subsidiary, Inovio Asia LLC, under the laws of South Korea, through which the Company intends to advance its corporate development projects and other functions in South Korea and other Asian countries.
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. As of March 31, 2021, the Company consolidated its wholly-owned subsidiary Inovio Asia LLC. On December 31, 2020, former wholly-owned subsidiaries Genetronics, Inc. and VGX Pharmaceuticals Inc. and former majority -owned subsidiary VGX Animal Health, Inc. were merged into Inovio Pharmaceuticals, Inc. All intercompany accounts and transactions were eliminated upon consolidation. As of June 1, 2020, the Company deconsolidated its former subsidiary Geneos Therapeutics, Inc. ("Geneos"), as the Company no longer held a controlling financial interest. Refer to Footnote 17 for further discussion.
Liquidity
The Company incurred a net loss attributable to common stockholders of $54.4 million for the three months ended March 31, 2021. The Company had working capital of $546.9 million and an accumulated deficit of $960.6 million as of March 31, 2021. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates. The Company’s cash, cash equivalents and short-term investments of $518.6 million as of March 31, 2021 are sufficient to support the Company's operations for a period of at least 12 months from the date of issuance of these financial statements.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including use of potential future At-the-Market Equity Offering Sales Agreements (“Sales Agreements”). The Company has a history of conducting debt and equity financings, including the receipt of net proceeds of $162.1 million from a January 2021 underwritten public offering and net proceeds of $454.5 million under past Sales Agreements for the year ended December 31, 2020. However, sufficient funding may not be available in the future, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Inovio be unable to continue as a going concern. The Company's condensed consolidated financial statements as of and for the three months ended March 31, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has evaluated subsequent events after the balance sheet date through the date it issued these condensed consolidated financial statements.
The Company is and, from time to time, may in the future be subject to various legal proceedings and claims arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its consolidated financial statements. An estimated loss contingency is accrued in the consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal proceedings, including litigation, government investigations and enforcement actions, could result in material costs, occupy significant management resources and entail civil and criminal penalties, even if the Company ultimately prevails. Any of the foregoing consequences could result in serious harm to the Company’s business, results of operations and financial condition.
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
The Company is closely monitoring the impact of the COVID-19 pandemic on its employees, collaborators and service providers. The extent to which the pandemic will continue to impact the Company's business and operations will depend on future developments, including travel restrictions and social distancing in the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including mass vaccination efforts, that are highly uncertain as of the date the Company is issuing these financial statements.

3. Critical Accounting Policies
Collaboration Agreements
The Company assesses whether its collaboration agreements are subject to ASC Topic 808: Collaborative Arrangements (“Topic 808”) based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of Topic 808 and the Company concludes that its collaboration partner is not a customer, the Company presents such payments as a reduction of research and development expense. If payments from the collaboration partner to the Company represent consideration from a customer, then the Company accounts for those payments within the scope of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”).
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
Leases
For its long-term operating leases, the Company recognizes an operating lease right-of-use asset and an operating lease liability on its condensed consolidated balance sheets. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that the Company would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. The Company determines the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise.
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
License costs are recorded based on the fair value of consideration paid and are amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement to the extent the license has an alternative future use. As of March 31, 2021 and December 31, 2020, the Company’s intangible assets resulting from the acquisition of Inovio AS and Bioject Medical Technologies, Inc. ("Bioject"), and additional intangibles including license costs, net of accumulated amortization, totaled $3.0 million and $3.1 million, respectively.
The determination of the value of intangible assets requires management to make estimates and assumptions that affect the Company’s condensed consolidated financial statements. The Company assesses potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company’s judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of its acquired businesses, market conditions and other factors. If impairment is indicated, the Company will reduce the carrying value of the intangible asset to fair value. While current and historical operating and cash flow losses are potential indicators of impairment, the Company believes the future cash flows to be received from its intangible assets will exceed the intangible assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through March 31, 2021.
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
Accounting Standards Pending Adoption
ASU No. 2020-06. In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the guidance on an issuer’s accounting for convertible instruments and contracts in its own equity. The standard is effective for the Company beginning in the first quarter of 2022, with early adoption permitted in the first quarter of 2021. The Company did not elect to early adopt the standard and does not expect ASU 2020-06 to have a material impact to its condensed consolidated financial statements.
5. Revenue Recognition
During the three months ended March 31, 2021, the Company recognized total revenue under collaborative research and development and other agreements of $50,000 from its affiliated entity Plumbline Life Sciences, Inc. ("PLS") and $321,000 from various other contracts as a result of performance obligations being satisfied. Of the total revenue recognized during the three months ended March 31, 2021, $4,000 was in deferred revenue as of December 31, 2020.

6. Short-term Investments
Short-term investments at March 31, 2021 consisted of mutual funds, U.S. treasury securities, certificates of deposit and U.S. agency mortgage-backed securities. Short-term investments at December 31, 2020 consisted of mutual funds, certificates of deposit and U.S. agency mortgage-backed securities. Short-term investments are recorded at fair value, based on current market valuations. Unrealized gains and losses on the Company's short-term debt investments are excluded from earnings and reported as a separate component of other comprehensive loss until realized. Realized gains and losses and unrealized gains and losses on available-for-sale equity securities are included in non-operating other income (expense) on the condensed consolidated statements of operations and are derived using the specific identification method for determining the cost of the securities sold. During the three months ended March 31, 2021 and 2020, the Company recorded gross realized gain on investments of $0 and $50,000, respectively, and gross realized loss on investments of $10,000 and $525,000, respectively. During the three months ended March 31, 2021 and 2020, the Company recorded net unrealized loss on available-for-sale equity securities of $(848,000) and $(5.1) million, respectively. No material balances were reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020. Interest and dividends on investments classified as available-for-sale are included in interest income in the condensed consolidated statements of operations.
The following is a summary of available-for-sale securities as of March 31, 2021 and December 31, 2020:

		As of March 31, 2021
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$228,101,615	$1,562,498	$(714,957)	$228,949,156
U.S. treasury securities	Less than 1	200,408,976	14,404	(9,380)	200,414,000
Certificates of deposit	Less than 1	2,977,623	19,700	(5,123)	2,992,200
U.S. agency mortgage-backed securities	*	2,646,077	1,100	(33,005)	2,614,172
		$434,134,291	$1,597,702	$(762,465)	$434,969,528

		As of December 31, 2020
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$153,177,675	$2,339,639	$(644,140)	$154,873,174
Certificates of deposit	Less than 1	3,000,000	26,260	(10,000)	3,016,260
U.S. agency mortgage-backed securities	*	3,062,256	—	(36,755)	3,025,501
Total investments		$159,239,931	$2,365,899	$(690,895)	$160,914,935

*No single maturity date.

The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of March 31, 2021 were primarily due to changes in interest rates, including credit spreads from perceived increased credit risks as a result of the COVID-19 global pandemic, and not due to increased credit risks associated with specific securities. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at March 31, 2021, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.

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
Assets are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company does not have any liabilities measured at fair value on a recurring basis and did not have any transfer of assets or liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the three months ended March 31, 2021 or 2020.
The following table presents the Company’s assets that were measured at fair value on a recurring basis, determined using the following inputs as of March 31, 2021:

	Fair Value Measurements at
	March 31, 2021
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments
Mutual funds	$228,949,156	$228,949,156	$—	$—
U.S. treasury securities	200,414,000	200,414,000	—	—
Certificates of deposit	2,992,200	—	2,992,200	—
U.S. agency mortgage-backed securities	2,614,172	—	2,614,172	—
Total short-term investments	434,969,528	429,363,156	5,606,372	—

Investment in affiliated entity	3,629,891	3,629,891	—	—
Total assets measured at fair value	$438,599,419	$432,993,047	$5,606,372	$—

The following table presents the Company’s assets that were measured at fair value on a recurring basis, determined using the following inputs as of December 31, 2020:

	Fair Value Measurements at
	December 31, 2020
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents
U.S. treasury securities	$59,996,800	$59,996,800	$—	$—

Short-term investments
Mutual funds	154,873,174	154,873,174	—	—
Certificates of deposit	3,016,260		3,016,260	—
U.S. agency mortgage-backed securities	3,025,501	—	3,025,501	—
Total short-term investments	160,914,935	154,873,174	6,041,761	—

Investment in affiliated entities	4,460,366	4,460,366	—	—
Total assets measured at fair value	$225,372,101	$219,330,340	$6,041,761	$—

Level 1 assets at March 31, 2021 consisted of mutual funds and U.S. treasury securities held by the Company that are valued at quoted market prices, as well as the Company’s investment in its affiliated entity, PLS. The Company accounts for its investment in 597,808 common shares of PLS based on the closing price of the shares on the Korea New Exchange Market on the applicable balance sheet date. Unrealized gains and losses on the Company's equity securities are reported in the condensed consolidated statement of operations as unrealized gain (loss) on available-for-sale equity securities or as a gain (loss) on investment in affiliated entities.
Level 2 assets at March 31, 2021 consisted of certificates of deposit and U.S. agency mortgage-backed securities held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of March 31, 2021.

8. Goodwill and Intangible Assets

The following sets forth the goodwill and intangible assets by major asset class:

		March 31, 2021			December 31, 2020
	Weighted Average Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite lived:
Goodwill(a)		$10,513,371	$—	$10,513,371	$10,513,371	$—	$10,513,371
Definite lived:
Licenses	10	1,323,761	(1,284,039)	39,722	1,323,761	(1,276,852)	46,909
Bioject(b)	12	5,100,000	(2,542,222)	2,557,778	5,100,000	(2,468,889)	2,631,111
Other(c)	18	4,050,000	(3,637,500)	412,500	4,050,000	(3,581,250)	468,750
Total intangible assets	11	10,473,761	(7,463,761)	3,010,000	10,473,761	(7,326,991)	3,146,770
Total goodwill and intangible assets		$20,987,132	$(7,463,761)	$13,523,371	$20,987,132	$(7,326,991)	$13,660,141

(a)Goodwill was recorded from the acquisition of other companies.
(b)Bioject intangible assets represent the estimated fair value of developed technology and intellectual property which were recorded from an asset acquisition.
(c)Other intangible assets represent the estimated fair value of acquired intellectual property.
Aggregate amortization expense on intangible assets for each of the three months ended March 31, 2021 and 2020 was $137,000. Estimated aggregate amortization expense is $384,000 for the remainder of fiscal year 2021, $493,000 for 2022, $276,000 for 2023, $253,000 for 2024, $253,000 for 2025 and $1.4 million for 2026 and subsequent years combined.

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
During the year ended December 31, 2020, the Company received notices for the conversion of $62.1 million of principal amount of the Notes, which were settled for an aggregate of 11,535,660 shares of the Company's common stock. The fair value of the Notes at the date of conversion was $43.7 million compared to the carrying value of $52.5 million, resulting in a $8.8 million gain on extinguishment of debt. This gain was recorded in the condensed consolidated statement of operations. To measure the fair value of the converted Notes as of the conversion dates, the Company engaged a third-party valuation expert and utilized a binomial lattice model.
The balance of the Notes at March 31, 2021 is as follows:

Original principal amount	$78,500,000
Principal amount converted into common shares	(62,085,000)
Unamortized debt discount on the liability component	(2,139,698)
Unamortized debt issuance cost	(294,495)
Accrued interest	88,915
Net carrying amount	$14,069,722

For the three months ended March 31, 2021 and 2020, the Company recognized $463,000 and $2.1 million, respectively, of interest expense related to the Notes, of which $267,000 and $1.3 million, respectively, related to the contractual interest coupon.
As of March 31, 2021, future minimum payments due under the Notes, representing contractual amounts due, including interest based on the fixed rate of 6.5% per annum, are as follows:

Remainder of 2021	$534,000
2022	1,067,000
2023	1,067,000
2024	16,948,000
Total	$19,616,000

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
Immediately prior to the August 2020 conversion, the derivative liability associated with the August 2019 Bonds was revalued at $84.5 million. The change in fair value of the derivative liability was an increase of $75.7 million, which was recorded on the consolidated statement of operations for the year ended December 31, 2020. To measure the fair value of the derivative liability as of the conversion date, the Company engaged a third-party valuation expert.
Upon conversion, a loss on extinguishment of $8.2 million was recorded on the consolidated statement of operations for the year ended December 31, 2020. This loss represents the difference between (a) the calculated fair value of the derivative liability immediately prior to its derecognition plus the carrying amount of the debt component including any unamortized debt discount and issuance costs and (b) the fair value of the 4,692,364 shares of the Company's common stock issued upon conversion.
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
The December 2019 Bonds, which were unsecured obligations of the Company, were issued on December 31, 2019 and accrued interest at a coupon rate of 1.00% per annum, payable quarterly. The December 2019 Bonds were scheduled to mature on December 31, 2024, unless earlier converted or repurchased. On March 17, 2021, the December 2019 Bonds were converted in full into an aggregate of 1,009,450 shares of the Company's common stock, leaving no further December 2019 Bonds outstanding. The initial conversion rate was 214.7766 shares per KRW1,000,000 principal amount of Bonds (equivalent to an initial conversion price of approximately USD $4.00 per share based on the exchange rate as of December 19, 2019), subject to adjustment upon the occurrence of certain events. As of the conversion date of March 17, 2021, the conversion rate had not been reset from the initial conversion rate.
The Company evaluated the accounting for the issuance of the December 2019 Bonds and concluded that the embedded conversion feature does not require bifurcation from the December 2019 Bonds. Although the embedded conversion feature meets the definition of a derivative, it qualifies for the equity scope exception for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity in its consolidated balance sheet. The December 2019 Bonds were denominated in a foreign currency other than the Company’s functional currency, which would typically violate the settlement provision criteria when analyzing whether the conversion option is indexed to an entity’s own stock. However, per the terms of the agreement, the functional currency rate required to be used in a conversion scenario was fixed as of the date preceding the date of issuance of the Bonds. Therefore, the fluctuation in functional currency did not impact the settlement of the conversion option. Further, as there was no cash conversion feature or beneficial conversion feature on the date of issuance, and the Bonds were not issued at a substantial premium, all of the proceeds were recorded as a liability.
The Company determined that all other features of the December 2019 Bonds were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's condensed consolidated financial statements.

At their issuance, the Company determined that the expected life of the December 2019 Bonds was equal to the period through December 31, 2022 as this represented the point at which the December 2019 Bonds were initially subject to repurchase by the Company at the option of the holders. The effective interest rate of the December 2019 Bonds was 6.2%. For the three months ended March 31, 2021 and 2020, the Company recognized $59,000 and $62,000, respectively, of interest expense related to the December 2019 Bonds, of which $9,000 and $10,000, respectively, related to the contractual interest coupon.
As of March 31, 2021, all outstanding December 2019 Bonds were converted into 1,009,450 shares of the Company's common stock. Upon conversion, the $4.4 million carrying value of the December 2019 Bonds was recorded to stockholders' equity.

10. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of March 31, 2021 and December 31, 2020:

			Outstanding as of
	Authorized	Issued	March 31, 2021	December 31, 2020
Common Stock, par value $0.001 per share	600,000,000	209,334,036	209,334,036	186,851,493
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	9	9
Preferred Stock
In June 2020, 14 shares of the Company’s Series C preferred stock were converted into an aggregate of 5,147 shares of the Company’s common stock.
Common Stock
On January 25, 2021, the Company closed an underwritten public offering of 20,355,000 shares of common stock at a public offering price of $8.50 per share. The net proceeds to the Company, after deducting the underwriters' discounts and commissions and other estimated offering expenses, were $162.1 million.
In May 2018, the Company entered into a Sales Agreement with an outside placement agent (the “Placement Agent”) to sell shares of its common stock with aggregate gross proceeds of up to $100.0 million, from time to time, through an “at-the-market” equity offering program under which the Placement Agent acted as sales agent. During the first quarter of 2020, the Company and the Placement Agent entered into a first and second amendment to the Sales Agreement (the "Prior Sales Agreement") to increase the amount of common stock that may be sold under the Sales Agreement from $100.0 million to $250.0 million. As of March 31, 2020, there was no remaining capacity under the Prior Sales Agreement. On April 3, 2020, the Company and the Placement Agent entered into a new Sales Agreement (the "New Sales Agreement") to sell shares of its common stock. On April 3, 2020 and May 12, 2020, the Company filed prospectus supplements pursuant to the New Sales Agreement for the offer and sale of its Common Stock for aggregate gross proceeds of up to an aggregate of $250.0 million.
During the three months ended March 31, 2020, the Company sold 43,148,952 shares of its common stock under the Prior Sales Agreement. The sales were made at a weighted average price of $4.92 per share, resulting in aggregate net proceeds of $208.2 million. As of March 31, 2020, there was no remaining capacity under the Prior Sales Agreement.
During the year ended December 31, 2020, the Company sold a total of 22,919,934 shares of its common stock under the New Sales Agreement. The sales were made at a weighted average price of $10.91 per share resulting in aggregate net proceeds of $246.2 million. There were no additional sales during the three months ended March 31, 2021, and as of March 31, 2021, there was no remaining capacity under the New Sales Agreement.
Stock Options and Restricted Stock Units
The Company has a stock-based incentive plan, the 2016 Omnibus Incentive Plan (as amended to date, the "2016 Incentive Plan"), pursuant to which the Company may grant stock options, restricted stock awards, restricted stock units and other stock-based awards or short-term cash incentive awards to employees, directors and consultants.
The 2016 Incentive Plan was originally approved by the Company's stockholders on May 13, 2016, and an amendment to the plan to increase the number of shares available for issuance was approved by the stockholders on May 8, 2019. As of March 31, 2021, the maximum number of shares of the Company’s common stock available for issuance over the term of the 2016 Incentive Plan was 20,000,000 shares. On the first business day of each calendar year, such maximum number of shares is further increased by 2,000,000 shares of common stock unless the Board determines, prior to January 1 for any such calendar year, to increase such maximum amount by a fewer number of shares or not to increase the maximum amount at all for such year. On January 1, 2021, the maximum number of shares increased by 2,000,000. At March 31, 2021, the Company had 5,251,776 shares of common stock available for future grant under the 2016 Incentive Plan, 2,610,130 shares underlying outstanding but unvested restricted stock units and options outstanding to purchase 7,994,029 shares of common stock under the 2016 Incentive Plan. The awards granted and available for future grant under the 2016 Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The 2016 Incentive Plan terminates by its terms on March 9, 2026.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At March 31, 2021, the Company had options outstanding to purchase 2,832,443 shares of common stock under the 2007 Incentive Plan. The awards granted under the 2007 Incentive Plan generally vest over three years and have a maximum contractual term of ten years.

11. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding stock options and restricted stock units and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The dilutive impact of the outstanding Notes and Bonds issued by the Company (discussed in Note 9) has been considered using the "if-converted" method. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to the net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any. For the three months ended March 31, 2021 and 2020, basic and diluted net loss per share were the same, as the assumed exercise or settlement of stock options and restricted stock units and the potentially dilutive shares issuable upon conversion of the Notes and Bonds would have been anti-dilutive.
The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect for the three months ended March 31, 2021 and 2020:

Common Stock Equivalents	2021	2020
Options to purchase common stock	10,826,472	9,615,986
Service-based restricted stock units	2,610,130	2,667,710
Performance-based restricted stock units	663,353	—
Convertible preferred stock	3,309	8,456
Convertible notes	3,049,980	14,585,653
August 2019 Bonds	—	4,928,859
December 2019 Bonds	—	1,009,450
Total	17,153,244	32,816,114

12. Stock-Based Compensation
The Company incurs stock-based compensation expense related to restricted stock units ("RSUs") and stock options. The fair value of restricted stock is determined by the closing price of the Company's common stock reported on the Nasdaq Global Select Market on the date of grant. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, including the expected stock price volatility and expected option life. The Company amortizes the fair value of the awards on a straight-line basis over the requisite vesting period of the awards. Expected volatility is based on historical volatility. The expected life of options granted is based on historical expected life. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The dividend yield is based on the fact that no dividends have been paid historically and none are currently expected to be paid in the foreseeable future. The Company recognizes forfeitures as they occur.
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.88%	0.74%
Expected volatility	92%	76%
Expected life in years	5.8	5.9
Dividend yield	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 was $9.2 million and $3.6 million, respectively, of which $5.2 million and $2.3 million, respectively, was included in research and development expenses, and $4.0 million and $1.3 million, respectively, was included in general and administrative expenses.
At March 31, 2021, there was $22.3 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.6 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $8.34 and $5.37 for employee and director stock options granted during the three months ended March 31, 2021 and 2020, respectively.
At March 31, 2021, there was $19.4 million of total unrecognized compensation expense related to unvested service-based RSUs, which is expected to be recognized over a weighted-average period of 2.3 years.
The weighted average grant date fair value per share was $11.42 and $8.32 for service-based RSUs granted during the three months ended March 31, 2021 and 2020, respectively.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three months ended March 31, 2021 and 2020 was $429,000 and $383,000, respectively.
On August 28, 2020, the Company granted 663,353 performance-based RSUs to executives under the 2016 Incentive Plan. The RSUs will vest in two tranches as follows: 50% of the shares in each tranche will vest upon achievement of the predetermined performance milestones and the remaining 50% of the shares in each tranche will vest upon subsequent completion of a one-year service period. The total grant date fair value of the performance-based RSUs was $8.0 million based on the grant date closing price per share of $12.06. As of March 31, 2021, the underlying performance milestones of the RSUs were not probable of achievement, and no stock-based compensation expense was recognized for the performance-based RSUs for the three months then ended.

13. Related Party Transactions
Plumbline Life Sciences, Inc.
The Company owns 597,808 shares of common stock in PLS as of March 31, 2021, representing a 19.7% ownership interest, and one of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
Revenue recognized from PLS consists of milestone, license and patent fees. For the three months ended March 31, 2021 and 2020, the Company recognized revenue from PLS of $50,000 and $1.1 million, respectively. At March 31, 2021 and December 31, 2020, the Company had an accounts receivable balance of $80,000 and $67,000, respectively, related to PLS.
The Wistar Institute
The Company's director Dr. David B. Weiner is a director of the Vaccine Center of The Wistar Institute ("Wistar"). Dr. Weiner is also the Executive Vice President of Wistar.
In March 2016, the Company entered into collaborative research agreements with Wistar for preventive and therapeutic DNA-based immunotherapy applications and products developed by Dr. Weiner and Wistar for the treatment of cancers and infectious diseases. Under the terms of the agreement, the Company reimbursed Wistar for all direct and indirect costs incurred in the conduct of the collaborative research, not to exceed $3.1 million during the five-year term of the agreements. In March 2021, upon expiration of the March 2016 agreements, the Company entered into new collaborative research agreements with Wistar with the same terms. The Company has the exclusive right to in-license new intellectual property developed under the agreements.
In November 2016, the Company received a $6.1 million sub-grant through Wistar to develop a DMAb against the Zika infection, with funding through June 2021.

The Company is also a collaborator with Wistar on an Integrated Preclinical/Clinical AIDS Vaccine Development grant from the NIAID, with funding through February 2022.
In 2020, the Company received a $10.7 million sub-grant through Wistar for the preclinical development and translational studies of DMAbs as countermeasures for COVID-19, with funding through September 2022. The sub-grant also includes an option for an additional $6.0 million in funding through September 2024.
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the three months ended March 31, 2021 and 2020, the Company recorded $230,000 and $619,000, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to the collaborative research agreements and sub-contract agreements related to the Bill & Melinda Gates Foundation and CEPI (see Note 15). Research and development expenses recorded from Wistar for the three months ended March 31, 2021 and 2020 were $318,000 and $362,000, respectively. At March 31, 2021 and December 31, 2020, the Company had an accounts receivable balance of $256,000 and $425,000, respectively, and an accounts payable and accrued liability balance of $768,000 and $643,000, respectively, related to Wistar. As of March 31, 2021, the Company had $76,000 recorded as deferred grant funding on the condensed consolidated balance sheet related to Wistar.

14. Leases
The Company leases approximately 82,200 square feet of office, laboratory, and manufacturing space in San Diego, California and 57,360 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms as of March 31, 2021 of 2.7 to 8.8 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
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
As of March 31, 2021, the maturities of the Company's operating lease liabilities were as follows:

Remainder of 2021	$2,983,000
2022	4,045,000
2023	4,023,000
2024	3,001,000
2025	3,063,000
Thereafter	9,888,000
Total remaining lease payments	27,003,000
Less: present value adjustment	(7,168,000)
Total operating lease liabilities	19,835,000
Less: current portion	(2,396,000)
Long-term operating lease liabilities	$17,439,000

Weighted-average remaining lease term	7.2 years
Weighted-average discount rate	8.5%

Lease costs included in operating expenses in the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 were $850,000 and $834,000, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
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

15. Collaborative Agreements
Advaccine Biopharmaceuticals Suzhou Co., Ltd. (Advaccine)
On December 31, 2020, the Company entered into a Collaboration and License Agreement (the “Advaccine Agreement”) with Advaccine. Under the terms of the Advaccine Agreement, the Company granted to Advaccine the exclusive right to develop, manufacture and commercialize the Company’s vaccine candidate INO-4800 within the territories of China, Taiwan, Hong Kong and Macau (referred to collectively as “Greater China”). Advaccine does not have the right to grant sublicenses, other than to affiliated entities, without the Company’s express prior written consent. As part of the collaboration, Advaccine has also granted to the Company a non-exclusive license to certain DNA vaccine manufacturing processes.
Under the Advaccine Agreement, Advaccine made an upfront payment to the Company of $3.0 million. In addition to the upfront payment, the Company is entitled to receive up to an aggregate of $108.0 million upon the achievement of specified milestones related to the development, regulatory approval and commercialization of INO-4800, including the achievement of specified net sales thresholds for INO-4800 in Greater China, if approved. As of December 31, 2020 the Company had earned a $2.0 million milestone payment based on the enrollment of the first subject in the Phase 2 clinical trial for the product in the Advaccine territory. The Company will also be entitled to receive a royalty equal to a high single-digit percentage of annual net sales in each region within Greater China, subject to reduction in the event of competition from biosimilar products in a particular region and in other specified circumstances. Advaccine’s obligation to pay royalties will continue, on a licensed product-by-licensed product basis and region-by-region basis, for ten years after the first commercial sale in a particular region within Greater China or, if later, until the expiration of the last-to-expire patent covering a given licensed product in a given region.
Under the Advaccine Agreement, Advaccine is responsible for the development and commercialization of the licensed products at its own cost and expense and is obligated to use commercially reasonable efforts to develop, obtain and maintain regulatory approval of INO-4800, as well as the Company’s CELLECTRA® device and arrays for use in connection with the administration of INO-4800, in each region in Greater China. In the event that the Company has not initiated the planned Phase 3 segment of its ongoing clinical trial of INO-4800 in the United States within one year after entering into the Advaccine Agreement, Advaccine may elect to conduct a Phase 3 clinical trial outside of Greater China at its own cost and expense for the purposes of obtaining regulatory approval in China, subject to the Company’s right to review and approve the protocols and design of such a trial.
Under the Advaccine Agreement, the Company will supply Advaccine’s clinical requirements of INO-4800 and devices, although Advaccine may manufacture INO-4800 for its clinical use and may procure alternate suppliers. Advaccine is responsible for the manufacture and supply of INO-4800 itself or through a contract manufacturer for commercial use. Upon Advaccine’s reasonable request, the parties may negotiate a separate clinical and/or commercial supply agreement.
The Advaccine Agreement will continue in force on a region-by-region basis until Advaccine has no remaining royalty obligations in such region. Either party may terminate the Advaccine Agreement (i) in the event the other party shall have materially breached its obligations thereunder and such default shall have continued for a specified period after written notice thereof or (ii) upon the bankruptcy or insolvency of the other party. In addition, the Company may terminate the agreement, upon prior written notice, if Advaccine (i) ceases all development or commercialization activities for at least nine months, subject to certain exceptions, or (ii) challenges the validity, enforceability or scope of any of the patents licensed by the Company to Advaccine under the Advaccine Agreement, subject to certain conditions. Advaccine may terminate the Advaccine Agreement at any time for convenience upon nine months’ written notice to the Company, if such notice is provided before the first commercial sale of INO-4800 in Greater China, or 18 months’ written notice thereafter; provided that the Company may accelerate the effectiveness of such termination to the extent permitted by law.

The Company evaluated the terms of the Advaccine Agreement under ASC Topics 606 and 808, and determined that the contract was with a customer and therefore should be accounted for under ASC Topic 606. The license to INO-4800 in the territories was identified as the only distinct performance obligation on a standalone basis as of the inception of the Advaccine Agreement. The Company concluded that the license was distinct from potential future manufacturing and supply obligations. The Company further determined that the transaction price under the Advaccine Agreement consisted of the $3.0 million upfront payment plus the initial $2.0 million milestone payment which was achieved upon contract signing. The future potential milestone amounts were not included in the transaction price, as they were all determined to be fully constrained. As part of the evaluation of the development and regulatory milestones constraint, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals, each of which is uncertain. Future potential milestone amounts may be recognized as revenue under the Advaccine Agreement, as well as under other collaborative research and development arrangements, if unconstrained. Reimbursable program costs will be recognized proportionately with the performance of the underlying services or delivery of drug supply and are excluded from the transaction price.
Under Topic 606, the entire transaction price of $5.0 million was allocated to the license performance obligation. The Company determined that as of December 31, 2020, the transfer of technology has occurred for the use and benefit of the license and accordingly, the performance obligation was fully satisfied. The Company accordingly recognized $5.0 million in revenue under collaborative research and development arrangements on the consolidated statement of operations during the year ended December 31, 2020. During the three months ended March 31, 2021, no revenue was recognized from Advaccine. As of March 31, 2021 and December 31, 2020, the Company had an accounts receivable balance of $0 and $7.1 million, respectively, from Advaccine.
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
The Company evaluated the terms of the ApolloBio Agreement under ASC Topic 606, and the license to VGX-3100 in the territories was identified as the only distinct performance obligation on a standalone basis as of the inception of the agreement. The Company concluded that the license was distinct from potential future manufacturing and supply obligations. The Company further determined that the transaction price under the agreement consisted of the $23.0 million upfront payment. The future potential milestone amounts were not included in the transaction price, as they were all determined to be fully constrained. As part of the evaluation of the development and regulatory milestones constraint, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals, each of which is uncertain at this time. Future potential milestone amounts may be recognized as revenue under the ApolloBio Agreement, as well as under other collaborative research and development arrangements, if unconstrained. Reimbursable program costs will be recognized proportionately with the performance of the underlying services or delivery of drug supply and are excluded from the transaction price. As of March 31, 2021 there have been no significant reimbursable program costs under the ApolloBio Agreement.
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
Coalition for Epidemic Preparedness Innovations
In April 2018, the Company entered into agreements with CEPI, pursuant to which the Company intends to develop vaccine candidates against Lassa fever and MERS. The goal of the collaboration between the Company and CEPI is to conduct research and development so that investigational stockpiles will be ready for clinical efficacy trial testing during potential disease outbreaks. The agreements with CEPI contemplate preclinical studies, as well as Phase 1 and Phase 2 clinical trials, occurring over multiple years. As part of the arrangement between the parties, CEPI has agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by the Company and collaborators, with funding from CEPI based on the achievement of identified milestones. During the three months ended March 31, 2021 and 2020, the Company received funding of $2.4 million and $1.1 million, respectively, related to these grants and recorded those payments as contra-research and development expense. As of March 31, 2021, the Company had $251,000 recorded as grant funding liability on the condensed consolidated balance sheet related to the CEPI grant.
In January 2020, CEPI awarded the Company a grant of up to $9.0 million to support preclinical and clinical development of INO-4800 through Phase 1 human testing in the United States. In April 2020, CEPI awarded the Company a grant of $6.9 million to work with the International Vaccine Institute ("IVI") and the Korea National Institute of Health ("KNIH") to conduct clinical trials of INO-4800 in South Korea, a grant of $5.0 million to accelerate development of the Company's next-generation intradermal electroporation device, known as CELLECTRA® 3PSP, for the intradermal delivery of INO-4800, and a grant of $1.3 million to support large-scale manufacturing of INO-4800. During each of the three months ended March 31, 2021 and 2020, the Company received funding of $2.4 million from CEPI related to these grants for INO-4800 and recorded such amounts as contra-research and development expense. As of March 31, 2021, the Company had $4.0 million recorded as deferred grant funding on the condensed consolidated balance sheet related to the CEPI grants related to INO-4800.
Bill & Melinda Gates Foundation
In October 2018, the Bill & Melinda Gates Foundation (“Gates”) awarded and funded the Company a grant of $2.2 million to advance the development of dMAbs to address issues in infectious disease prevention and therapy. This technology has high relevance for the control of influenza and HIV. This next-generation approach to the delivery of monoclonal antibodies would make the technology accessible to low and middle-income countries. In August 2019, Gates funded an additional $1.1 million for the project. During the three months ended March 31, 2021 and 2020, the Company recorded $0 and $134,000, respectively, as contra-research and development expense related to the Gates dMAb grant. As of March 31, 2021, the Company had $660,000 recorded as deferred grant funding on the condensed consolidated balance sheet related to the grant.
In March 2020, Gates awarded and funded the Company a grant of $5.0 million to accelerate the development of the

CELLECTRA® 3PSP device for the intradermal delivery of INO-4800. During the three months ended March 31, 2021 and 2020, the Company recorded $893,000 and $64,000, respectively, as contra-research and development expense related to this Gates grant.
Department of Defense (DoD)
In June 2020, the Company entered into an Other Transaction Authority for Prototype Agreement (the “OTA Agreement”) with the DoD to fund the Company’s efforts in developing the CELLECTRA® 3PSP device and associated arrays to be used for delivery of INO-4800 against COVID-19. Under the OTA Agreement, the Company intends to develop the CELLECTRA® 3PSP device and arrays for use in the U.S. military population and the U.S. population as a whole, subject to approval of the device by the U.S. Food and Drug Administration (the “FDA”). The OTA Agreement is also expected to support large-scale manufacturing of the CELLECTRA® 3PSP device, as well as large-scale DNA plasmid production for manufacture and supply of a specified number of doses of INO-4800 in support of FDA approval of the device. The total amount of funding being made available to the Company under the OTA Agreement is approximately $54.5 million. The Company has determined that the OTA Agreement should be considered under Subtopic 958-605, Not-for-Profit Entities-
Revenue Recognition, which is outside the scope of Topic 606, as the government agency granting the Company funds is not receiving reciprocal value for their contributions. The Company will record contra-research development expense on the condensed consolidated statement of operations in the same period that the underlying expenses are incurred.
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
During the three months ended March 31, 2021, the Company recorded $7.8 million as contra-research and development expense related to these agreements with the DoD. As of March 31, 2021 and December 31, 2020, the Company had an accounts receivable balance of $9.6 million and $11.4 million, respectively, on the condensed consolidated balance sheet from the DoD.
In April 2021, the Company announced that the DoD had notified the Company that it will discontinue funding for the Phase 3 segment of the Company's clinical trial of INO-4800 in the United States, while continuing to fund the completion of the ongoing Phase 2 segment.

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
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act).  The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic; some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. At March 31, 2021, the Company has not recorded any income tax provision/(benefit) for the impact for the CARES Act due to the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets.

17. Geneos Therapeutics, Inc.
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
The estimated value allocated to common stock included assumptions related to the fair value of the enterprise, expected volatility, expected term, and risk-free interest rate. Expected volatility was based on historical asset volatilities derived from daily stock price changes of guideline public companies. The estimated expected term was based on a weighted average of the estimated time to Geneo's next financing and successful exit timing assumption. The risk-free interest rate was based on the yield of U.S. Treasury with a comparable term. Geneos’s common stock is classified as a Level 3 financial instrument. The assumptions used in the fair value calculation as of June 1, 2020 are presented below:

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
In November 2020, Geneos completed the closing of a Series A-1 preferred stock financing. The Company invested $1.4 million in the Series A-1 preferred stock financing, which was led by outside investors. The closing date of this transaction was determined to be a VIE reconsideration event; based on the Company’s assessment, Geneos continues to be a VIE as it does not have sufficient equity at risk to finance its activities without additional subordinated financial support. The Company continues to not be the primary beneficiary of Geneos, as it does not have the power to direct the activities that most significantly impact Geneos’s economic performance and should not consolidate Geneos. Following this transaction, the Company held approximately 36% of the outstanding equity, on an as-converted to common stock basis. Accordingly, the Company continues to account for its common stock investment in Geneos as an equity method investment under ASC 323 and its preferred stock investments as equity securities under ASC 321.
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
The Company’s share of net losses of Geneos for the period from June 1, 2020 through December 31, 2020 was $4.6 million and for the three months ended March 31, 2021 was $1.5 million; however, only $434,000 was recorded, reducing the Company's total investment in Geneos to $0. Of the total amount, $819,000 has been allocated to the equity method investment, thereby reducing the balance to $0 as of March 31, 2021. The remaining $4.2 million loss has been allocated to the Company’s Series A and Series A-1 preferred stock investment in Geneos, on a ratable basis, thereby reducing the balance to $0 as of March 31, 2021 as shown in the table below:

Investment in Geneos upon deconsolidation	$3,618,998
Investment in Geneos Series A-1 preferred stock	1,399,999
Share in net loss of Geneos from June 1, 2020 - December 31, 2020	(4,584,610)
Share in net loss of Geneos for the three months ended March 31, 2021	(434,387)
Investment in Geneos as of March 31, 2021	$—

The Company will not reduce its investment below $0 and will not record its share of further net losses of Geneos as the Company has no obligation to fund Geneos.
In February 2021, Geneos completed a second closing of the Series A-1 preferred stock financing, in which the Company did not participate. Following this transaction, the Company held approximately 35% of the outstanding equity, on an as-converted to common stock basis.
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
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, on March 1, 2021 (our 2020 Annual Report). Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors that affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the captions “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the disclosures made in our 2020 Annual Report under the caption “Risk Factors” and in our audited consolidated financial statements and related notes.
Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: our history of losses; our lack of products that have received regulatory approval; uncertainties inherent in clinical trials and product development programs, including but not limited to the fact that preclinical and clinical results may not be indicative of results achievable in other trials or for other indications, that the studies or trials may not be successful or achieve desired results, that preclinical studies and clinical trials may not commence, have sufficient enrollment or be completed in the time periods anticipated, that results from one study may not necessarily be reflected or supported by the results of other similar studies, that results from an animal study may not be indicative of results achievable in human studies, that clinical testing is expensive and can take many years to complete, that the outcome of any clinical trial is uncertain and failure can occur at any time during the clinical trial process, and that our electroporation technology and product candidates may fail to show the desired safety and efficacy traits in clinical trials; the availability of funding; the ability to manufacture our product candidates; the availability or potential availability of alternative therapies or treatments for the conditions targeted by us or our collaborators, including alternatives that may be more efficacious or cost-effective than any therapy or treatment that we and our collaborators hope to develop; our ability to receive development, regulatory and commercialization event-based payments under our collaborative agreements; whether our proprietary rights are enforceable or defensible or infringe or allegedly infringe on rights of others or can withstand claims of invalidity; the impact of government healthcare laws and proposals; and the impact of COVID-19 on us and our third-party contractors and suppliers.

Overview
We are a biotechnology company focused on rapidly bringing to market precisely designed DNA medicines to treat and protect people from infectious diseases, cancer, and diseases associated with human papillomavirus ("HPV"). Our DNA medicines pipeline is comprised of three types of product candidates: DNA vaccines, DNA immunotherapies and DNA encoded monoclonal antibodies ("dMAbs"). In clinical trials, we have demonstrated that DNA medicines can be delivered directly into cells in the body through our proprietary smart device to consistently activate robust and fully functional T cell and antibody responses against targeted pathogens and cancers.
Our novel DNA medicine candidates are made using our proprietary SynCon® technology that creates optimized plasmids, which are circular strands of DNA that instruct a cell to produce antigens to help the person’s immune system recognize and destroy cancerous or virally infected cells.
Our patented CELLECTRA® smart delivery devices provide optimized uptake of our DNA medicines within the cell, overcoming a key limitation of other DNA-based technology approaches, namely cellular uptake.
Human clinical trial data to date have shown a favorable safety profile of our DNA medicines delivered directly into cells in the body using the CELLECTRA® smart device in more than 7,000 administrations across more than 3,000 patients.

Our corporate strategy is to advance, protect and, once approved, commercialize our novel DNA medicines to meet urgent and emerging global health needs. We continue to advance and clinically validate an array of DNA medicine candidates that target HPV-associated diseases, cancer, and infectious diseases, such as COVID-19. We aim to advance these candidates through commercialization and continue to leverage third-party resources through collaborations and partnerships, including product license agreements.
Our partners and collaborators include ApolloBio Corp., AstraZeneca, Advaccine, The Bill & Melinda Gates Foundation (Gates), Coalition for Epidemic Preparedness Innovations ("CEPI"), Defense Advanced Research Projects Agency ("DARPA"), The U.S. Department of Defense ("DoD"), GeneOne Life Science, HIV Vaccines Trial Network, the U.S. Defense Threat Reduction Agency’s Medical CBRN Defense Consortium ("MCDC"), International Vaccine Institute ("IVI"), National Cancer Institute, National Institutes of Health, National Institute of Allergy and Infectious Diseases, Ology Bioservices, the Parker Institute for Cancer Immunotherapy, Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter-Helm BioLogics, Thermo Fisher Scientific, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.
We or our collaborators are currently conducting or planning clinical studies of our DNA medicines for HPV-associated precancers, including cervical, vulvar, and anal dysplasia; HPV-associated cancers, including head & neck, cervical, anal, penile, vulvar, and vaginal; other HPV-associated disorders, such as recurrent respiratory papillomatosis, or RRP; glioblastoma multiforme, or GBM; prostate cancer; HIV; Ebola; Middle East Respiratory Syndrome, or MERS; Lassa fever; Zika virus; and COVID-19.
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
As of March 31, 2021, we had an accumulated deficit of $960.6 million. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.
Recent Developments
In May 2021, we announced preliminary immunogenicity and safety data from the Phase 2 segment of INNOVATE (INovio INO-4800 Vaccine Trial for Efficacy), our clinical trial evaluating COVID-19 DNA vaccine candidate, INO-4800. Phase 2 data showed the vaccine candidate to be well-tolerated and immunogenic in all tested age groups. The Phase 2 results helped determine our selection of a 2.0 mg dose for the global Phase 3 segment of the trial. The Phase 3 segment of the INNOVATE trial is now planned to be conducted as a predominantly ex-United States global Phase 3 trial. In the U.S., the trial remains on partial clinical hold until we satisfactorily resolve the FDA's remaining questions related to the CELLECTRA® 2000 device that will be used to deliver INO-4800, which is planned for the second quarter 2021.
In April 2021, we were notified by the DoD that it will discontinue funding for the Phase 3 segment of our clinical trial of INO-4800 in the United States, while continuing to fund the completion of the ongoing Phase 2 segment. The Company is currently working with potential funders and partners on plans for the trial.
Impacts of COVID-19 On Our Business
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
Our liquidity has not been negatively impacted to date by the pandemic. During the year ended December 31, 2020, we raised $454.5 million in net proceeds from the sale of shares of our common stock through our "at-the-market" equity offering program and in January 2021 we closed an underwritten public offering with net proceeds to us of $162.1 million, which further enhanced our liquidity and capital resources. As of March 31, 2021, our cash and cash equivalents and short-term investments were $518.6 million.
We are closely monitoring the impact of the COVID-19 pandemic on our employees, collaborators and service providers. The extent to which the pandemic will impact our business and operations will depend on future developments, including travel restrictions and social distancing in the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including mass vaccination efforts, that are highly uncertain. For additional information on the potential effects of the COVID-19 pandemic on our business, financial condition and results of operations, see the “Risk Factors” section below in Part II, Item 1A of this Form 10-Q.

Critical Accounting Policies
There have been no significant changes to our critical accounting policies since December 31, 2020. For a description of our critical accounting policies that affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to Note 3 to our Condensed Consolidated Financial Statements included in this Quarterly Report, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report and Note 2 to our audited Consolidated Financial Statements contained in our 2020 Annual Report.

Adoption of Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 4 to the Condensed Consolidated Financial Statements, included in this Quarterly Report.

Results of Operations
Revenue. Total revenue was $371,000 for the three months ended March 31, 2021, as compared to $1.3 million for the three months ended March 31, 2020. Revenue primarily consisted of revenues under collaborative research and development arrangements, including arrangements with affiliated entities, for the three months ended March 31, 2021 and 2020. The decrease in revenue for the three-month period year over year was primarily due to less milestone revenue earned from our affiliated entity PLS.
Research and development expenses. Research and development expenses for the three months ended March 31, 2021 were $39.0 million, as compared to $19.1 million for the three months ended March 31, 2020. The increase for the three-month period year over year was primarily due to higher drug manufacturing expenses and outside services related to our INO-4800 clinical trials of $10.7 million, higher employee and contractor compensation expense of $4.8 million, an increase in engineering services and expensed equipment related to our CELLECTRA® 3PSP device array automation project of $4.1 million, higher expensed device materials of $3.1 million, higher employee stock-based compensation expense of $2.9 million and higher immunology related expenses related to our VGX-3100 clinical trials of $2.5 million. These increases were offset by an increase in contra-research and development expense recorded from grant agreements of $8.8 million, among other variances.
Contributions received from current grant agreements and recorded as contra-research and development expense were $13.8 million for the three months ended March 31, 2021 as compared to $5.0 million for the three months ended March 31, 2020. The increase for the three-month period year over year was primarily due to increases of $7.8 million and $830,000 earned under grants from the DoD and Gates, respectively, related to INO-4800 and device development activities, as well as a $1.2 million increase from the CEPI grants related to our Lassa fever and MERS vaccine candidates, among other variances.
General and administrative expenses. General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, were $13.9 million for the three months ended March 31, 2021, as compared to $7.4 million for the three months ended March 31, 2020. The increase for the three-month period year over year was primarily related to higher employee and consultant stock-based compensation expense of $2.7 million, an increase in legal expenses of $1.9 million related to the legal proceedings described in this report, a change in foreign currency exchange rate translation of $945,000 related to our August 2019 and December 2019 Bonds, and higher employee compensation of $838,000, among other variances.
Stock-based compensation. Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense for the three months ended March 31, 2021 and 2020 was $9.2 million and $3.6 million, respectively. Of these amounts, $5.2 million and $2.3 million, respectively, was included in research and development expenses, and $4.0 million and $1.3 million, respectively, was included in general and administrative expenses. The year over year increase was primarily related to a higher weighted average grant date fair value for the awards granted in 2021.
Interest income. Interest income for the three months ended March 31, 2021 was $769,000, as compared to $417,000 for the three months ended March 31, 2020. The increase was related to higher interest earned on our higher balance of short-term investment holdings.

Interest expense. Interest expense for the three months ended March 31, 2021 was $513,000, as compared to $2.8 million for the three months ended March 31, 2020. The decrease for the three-month period year over year was due to less interest expense recorded for our convertible senior notes, or the Notes, due to the partial conversions of the Notes into shares of our common stock in the third and fourth quarters of 2020, as well as no interest expense recorded on our August 2019 Bonds due to their full conversion into shares of our common stock in August 2020.
Change in fair value of derivative liability. The change in fair value of derivative liability for the three months ended March 31, 2020 was $13.2 million. We determined that our August 2019 Bonds included an embedded conversion feature that was considered to be a derivative liability requiring bifurcation from the debt instrument and separate recognition in our financial statements. The conversion feature was revalued at the end of each reporting period and immediately prior to the conversion of the August 2019 Bonds in August 2020, with the resulting changes in fair value reflected in the condensed consolidated statements of operations. There was no change in fair value for the three months ended March 31, 2021, as the derivative liability was derecognized upon the conversion in full of the August 2019 Bonds in August 2020.
Gain (loss) on investment in affiliated entities. The gain (loss) results from the change in the fair market value of our investment in PLS for a loss of $830,000 for the three months ended March 31, 2021 as compared to the change in the fair market value of the investments in PLS and GeneOne for a gain of $13.2 million for the three months ended March 31, 2020. During the third quarter of 2020, we sold our full equity interest in GeneOne. We record our investment in PLS at its market value based on the closing price of the shares on the Korea New Exchange Market at each balance sheet date, with changes in fair value reflected in the condensed consolidated statements of operations.
Net unrealized loss on available-for-sale equity securities. The net unrealized loss on available-for-sale equity securities for the three months ended March 31, 2021 and 2020 of $848,000 and $5.1 million, respectively, results from a change in the fair market value of the investments.
Share in net loss of Geneos. The share in net loss of Geneos represents our share of Geneos' losses during the period after deconsolidation in June 2020.

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
Working Capital and Liquidity
As of March 31, 2021, we had cash, cash equivalents and short-term investments of $518.6 million and working capital of $546.9 million, as compared to $411.6 million and $429.5 million, respectively, as of December 31, 2020. The increase in cash and short-term investments during the three months ended March 31, 2021 was primarily due to the net proceeds from the sale of our common stock in an underwritten public offering in January 2021, offset by expenditures related to our research and development activities, clinical trials and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.
Cash Flows
Net cash used in operating activities was $52.9 million and $25.5 million for the three months ended March 31, 2021 and 2020, respectively. Net cash used in operating activities for the three months ended March 31, 2021 consisted of net loss of $54.4 million, less use of net cash in operating assets and liabilities of $11.1 million partially offset by net non-cash adjustments of $12.6 million. The net cash used in operating activities included a $19.2 million increase in prepaid expenses and other current assets, primarily made up of prepayments for facilities, equipment and manufacturing related to INO-4800. The primary non-cash adjustments to net loss included stock-based compensation of $9.6 million, net unrealized loss on available-for-sale equity securities of $848,000, loss on investment in affiliated entity of $830,000 and depreciation and amortization of $797,000, among other items.
Net cash used in operating activities for the three months ended March 31, 2020 consisted of net loss of $33.1 million, less use of net cash in operating assets and liabilities of $921,000, partially offset by net non-cash adjustments of $8.6 million. The primary non-cash expenses added back to net loss included the increase in fair value of derivative liability of $13.2 million, net unrealized loss on available-for-sale equity securities of $5.1 million, stock-based compensation of $4.0 million and depreciation and amortization of $1.2 million. These non-cash expenses were offset by non-cash gain on investment in affiliated entities of $13.2 million and the acquisition of investment in our affiliated entity PLS of $1.7 million through the settlement of accounts receivable with additional shares of PLS common stock in lieu of cash.

Net cash used in investing activities was $275.1 million and $51.8 million for the three months ended March 31, 2021 and 2020, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Net cash provided by financing activities was $160.9 million and $213.5 million for the three months ended March 31, 2021 and 2020, respectively. The variance was primarily due to the proceeds from the sale of common stock under the ATM sales agreement in 2020, offset by the net proceeds from the January 2021 underwritten public offering.
Issuances of Common Stock
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
On April 3, 2020, we entered into a new sales agreement, or the New Sales Agreement, with the same Placement Agent to sell shares of our common stock. On that same day, we filed a prospectus supplement pursuant to the New Sales Agreement for the offer and sale of our common stock for aggregate gross proceeds of up to $150.0 million. On May 12, 2020 we filed an additional prospectus supplement pursuant to the New Sales Agreement for the offer and sale of our common stock for an additional $100.0 million of gross proceeds, bringing the maximum gross proceeds of sales under the New Sales Agreement to $250.0 million. Through December 31, 2020, we sold 22,915,934 shares of common stock under the New Sales Agreement for aggregate net proceeds of $246.2 million. As of December 31, 2020 and March 31, 2021, there was no remaining capacity under the New Sales Agreement.
During the three months ended March 31, 2021, stock options to purchase 572,857 shares of common stock were exercised for aggregate net proceeds to us of $2.6 million, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $3.8 million. During the three months ended March 31, 2020, stock options to purchase 904,173 shares of common stock were exercised for aggregate net proceeds of $5.2 million, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $2.1 million.
As of March 31, 2021, we had an accumulated deficit of $960.6 million and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. These activities will require additional financing. If these activities are successful and if we receive approval from the FDA to market our product candidates, then we will need to raise additional funding to market and sell the approved products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that our current cash and short-term investments are sufficient to meet our planned working capital requirements for at least the next twelve months from the date of this report.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Contractual Obligations
During the three months ended March 31, 2021, all outstanding December 2019 Bonds were converted into 1,009,450 shares of the Company's common stock. There were no other significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets, and the recent fluctuations in interest rates and availability of funding in the credit markets primarily impact the performance of our investments. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments at March 31, 2021, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.
The interest rate on our indebtedness, consisting of the Notes, is fixed and not subject to fluctuations in interest rates.

Fair Value Measurements
The investment in affiliated entity at March 31, 2021 represents our ownership interest in the Korean-based company PLS. We report this investment at fair value on the condensed consolidated balance sheet using the closing price of PLS shares of common stock as reported on the date of determination on the Korea New Exchange Market.
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the three months ended March 31, 2021 were made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of certain cash and cash equivalents held in South Korea that are denominated in South Korean Won and the valuation of our equity investment in PLS, which is denominated in South Korean Won and then translated into United States dollars. We do not have any foreign currency hedging instruments in place.
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
Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2021 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
Securities Litigation
On March 12, 2020, a purported shareholder class action complaint, McDermid v. Inovio Pharmaceuticals, Inc. and J. Joseph Kim, was filed in the United States District Court for the Eastern District of Pennsylvania, naming us and J. Joseph Kim, our Chief Executive Officer, as defendants. The lawsuit alleges that we made materially false and misleading statements regarding our development of a vaccine for COVID-19 in our public disclosures in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On June 18, 2020, the court appointed Manuel Williams to serve as lead plaintiff. On August 3, 2020, Mr. Williams filed a consolidated complaint, naming us and three of our officers as defendants. On September 21, 2020, Mr. Williams and another purported stockholder, Andrew Zenoff filed a first amended complaint, naming us and three of our officers as defendants. Defendants filed a motion to dismiss plaintiff’s first amended complaint on November 5, 2020. On February 16, 2021, the court issued an order granting in part, and denying in part, Defendants’ motion to dismiss. The court granted Defendants’ motion to dismiss, and dismissed with prejudice, the claims premised on the April 30 and June 30, 2020 statements. The court denied Defendants’ motion to dismiss as to the remaining statements. On March 9, 2021, Defendants filed their answer to the complaint. The case is now in discovery, and Plaintiffs’ motion for class certification is due on or before July 29, 2021.
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

ITEM 1A.     RISK FACTORS
Our business is subject to numerous risks. You should carefully consider and evaluate each of the following factors as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes, the risk factors discussed in our 2020 Annual Report, which we filed with the SEC on March 1, 2021, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also consider the more detailed description of our business contained in our 2020 Annual Report.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred losses since inception, expect to incur significant net losses in the foreseeable future and may never become profitable.
We have experienced significant operating losses to date; as of March 31, 2021, our accumulated deficit was approximately $960.6 million. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our DNA vaccine, DNA immunotherapy and dMAB product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.
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
•we may be unable to demonstrate that our electroporation equipment or product candidates' clinical and other benefits outweigh its safety risks;
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

Our planned clinical development of INO-4800 as a potential COVID-19 vaccine has been placed on partial clinical hold by the FDA. We may not commence our planned Phase 3 clinical trial of INO-4800 until we satisfactorily resolve the FDA’s remaining questions relating to our CELLECTRA 2000 delivery device to be used in connection with INO-4800 in our Phase 3 clinical trials and commercial product, if authorized or licensed by FDA. We are actively working to address the FDA’s questions. There can be no assurance regarding the timing of the FDA’s agreement to lift the partial clinical hold or that we will ultimately be successful in obtaining any such determination from the FDA to do so.
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
We have entered into agreements with government agencies, such as the NIAID, DARPA and the DoD, and we intend to continue entering into these types of agreements in the future. Our business is partially dependent on the continued performance by these government agencies of their responsibilities under these agreements, including adequate continued funding of the agencies and their programs. We have no control over the resources and funding that government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time. For example, in April 2021 we were notified by the DoD that they will discontinue funding for the Phase 3 segment of our INNOVATE trial.
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
•the public perception of new therapies and the reputational challenges that the vaccine industry is facing related to the growing momentum of the anti-vaccine movement, including with respect to COVID-19 vaccines;
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
The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 may impact our business, operations and clinical trials will depend on future developments, including travel restrictions and social distancing in the United States and other countries, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including mass vaccination efforts, and whether the United States and additional countries are required to move to complete lock-down status. The ultimate long-term impact of COVID-19 is highly uncertain.
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
Many other companies are pursuing other forms of treatment or prevention for diseases that we target. For example, many of our competitors are working on developing and testing COVID-19 vaccines, cancer vaccines and immunotherapies, and several products such as the CAR-Ts developed by our competitors have been approved for human use. Some of our competitors have already received regulatory approval for their COVID-19 vaccines and have mass vaccination efforts underway in our target markets. The earlier market entry of these other vaccines, and their actual or perceived efficacious or success relative to our own, has led to and may continue to lead to diversion of funding away from us, decreased demand for INO-4800, if approved, and difficulty in finding participants for our clinical trials. All of these factors could substantially impact our ability to complete the development of, commercialize and generate revenues from INO-4800.
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
•fluctuating public or scientific interest in the potential for our vaccines or other product candidates to address COVID-19 or other diseases;
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
•debt service obligations on the Notes;
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2021, the December 2019 Bonds were fully converted into 1,009,450 shares of our common stock.

The foregoing issuance of shares of common stock was made in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by the registrant and existing security holders where no commission or other remuneration is paid or given directly or indirectly by the registrant for soliciting such exchange.

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

Inovio Pharmaceuticals, Inc.

Date:	May 10, 2021	By	/s/ J. JOSEPH KIM
J. Joseph Kim President, Chief Executive Officer and Director (On Behalf of the Registrant)

Date:	May 10, 2021	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)