Form 10-Q
period 2021-06-30
INOVIO PHARMACEUTICALS, INC.
filed 2021-08-09
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 210,356,896 as of August 6, 2021.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended June 30, 2021

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
•Our planned Phase 3 clinical trial of INO-4800 in the United States as a potential COVID-19 vaccine has been placed on partial clinical hold by the U.S. FDA, which may cause delays in our ability to conduct a Phase 3 clinical trial in the United States.
•There can be no assurance that the product we are developing for COVID-19 would be granted an Emergency Use Authorization by the FDA or similar authorization by regulatory authorities outside of the United States if we were to decide to apply for such an authorization. The option of seeking an Emergency Use Authorization may no longer exist if the public health emergency has expired or if a sufficient supply of COVID-19 vaccines have obtained full Biologics License Approval, or foreign equivalent, by the time we are ready to submit an application. If we do not timely apply for such an emergency use authorization or, if we do apply and no authorization is granted or, once granted, it is terminated, we will be unable to sell our product in the near future and instead, will be required to pursue the biologic licensure process in order to sell our product, which is lengthy and expensive.
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

Part I. Financial Information
Item 1.    Financial Statements

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,925,302	$250,728,118
Short-term investments	384,752,382	160,914,935
Accounts receivable	13,128,330	18,559,967
Accounts receivable from affiliated entities	722,941	503,782
Prepaid expenses and other current assets	84,592,179	40,357,456
Prepaid expenses and other current assets from affiliated entities	303,491	106,432
Total current assets	542,424,625	471,170,690
Fixed assets, net	18,111,288	11,348,144
Investment in affiliated entity	3,908,709	4,460,366
Investment in Geneos	—	434,387
Intangible assets, net	2,879,896	3,146,770
Goodwill	10,513,371	10,513,371
Operating lease right-of-use assets	12,173,414	12,741,296
Other assets	1,830,866	25,957,448
Total assets	$591,842,169	$539,772,472
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$30,095,578	$21,203,808
Accounts payable and accrued expenses due to affiliated entities	1,773,846	642,969
Accrued clinical trial expenses	10,416,164	9,950,345
Deferred revenue	109,128	46,628
Operating lease liability	2,463,878	2,329,394
Grant funding liability	6,859,155	7,474,310
Grant funding liability from affiliated entities	31,250	58,500
Total current liabilities	51,748,999	41,705,954
Deferred revenue, net of current portion	71,788	79,214
Convertible senior notes	14,536,448	14,139,988
Convertible bonds	—	4,515,834
Operating lease liability, net of current portion	16,797,476	18,063,515
Deferred tax liabilities	32,046	32,046
Grant funding liability from affiliated entity, net of current portion	37,500	37,500
Other liabilities	64,141	57,663
Total liabilities	83,288,398	78,631,714
Stockholders’ equity:
Preferred stock	—	—
Common stock	210,146	186,851
Additional paid-in capital	1,551,348,435	1,367,406,869
Accumulated deficit	(1,042,738,901)	(906,196,812)
Accumulated other comprehensive loss	(265,909)	(256,150)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	508,553,771	461,140,758
Total liabilities and stockholders’ equity	$591,842,169	$539,772,472

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Revenue under collaborative research and development arrangements	$82,923	$74,102	$122,538	$145,602
Revenue under collaborative research and development arrangements with affiliated entities	74,787	95,146	124,736	1,267,272
Other revenue	115,114	97,939	396,671	181,587
Total revenues	272,824	267,187	643,945	1,594,461
Operating expenses:
Research and development	70,808,418	22,376,575	109,852,836	41,487,763
General and administrative	12,666,341	11,071,510	26,547,535	18,519,864
Total operating expenses	83,474,759	33,448,085	136,400,371	60,007,627
Loss from operations	(83,201,935)	(33,180,898)	(135,756,426)	(58,413,166)
Other income (expense):
Interest income	928,111	1,067,399	1,697,347	1,483,968
Interest expense	(466,726)	(2,846,641)	(979,760)	(5,650,396)
Change in fair value of derivative liability	—	(97,755,000)	—	(110,976,977)
Gain (loss) on investment in affiliated entities	278,818	(3,883,176)	(551,657)	9,298,443
Net unrealized gain (loss) on available-for-sale equity securities	136,493	4,358,634	(711,465)	(691,458)
Other income (expense), net	185,281	(152,102)	194,259	(577,602)
Gain on deconsolidation of Geneos	—	4,121,075	—	4,121,075
Net loss before share in net loss of Geneos	(82,139,958)	(128,270,709)	(136,107,702)	(161,406,113)
Share in net loss of Geneos	—	(901,757)	(434,387)	(901,757)
Net loss	(82,139,958)	(129,172,466)	(136,542,089)	(162,307,870)
Net loss attributable to non-controlling interest	—	469,407	—	1,063,757
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(82,139,958)	$(128,703,059)	$(136,542,089)	$(161,244,113)
Net loss per share attributable to Inovio Pharmaceuticals, Inc. stockholders
Basic and diluted	$(0.39)	$(0.83)	$(0.66)	$(1.15)
Weighted average number of common shares outstanding
Basic and diluted	209,561,064	155,807,054	206,007,497	140,215,158

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(82,139,958)	$(129,172,466)	$(136,542,089)	$(162,307,870)
Other comprehensive income (loss):
Foreign currency translation	2,478	—	(11,941)	—
Unrealized gain (loss) on short-term investments, net of tax	(2,679)	846,900	2,182	(1,082,638)
Comprehensive loss	(82,140,159)	(128,325,566)	(136,551,848)	(163,390,508)
Comprehensive loss attributable to non-controlling interest	—	469,407	—	1,063,757
Comprehensive loss attributable to Inovio Pharmaceuticals, Inc.	$(82,140,159)	$(127,856,159)	$(136,551,848)	$(162,326,751)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three and Six Months Ended June 30, 2021
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2020	9	$—	186,851,493	$186,851	$1,367,406,869	$(906,196,812)	$(256,150)	$461,140,758
Issuance of common stock for cash, net of financing costs of $531,000		—	20,355,000	20,355	162,084,675	—	—	162,105,030
Conversion of December 2019 Bonds to common stock	—	—	1,009,450	1,009	4,376,883	—	—	4,377,892
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	1,118,093	1,118	(1,202,907)	—	—	(1,201,789)
Stock-based compensation	—	—	—	—	9,595,947	—	—	9,595,947
Net loss attributable to common stockholders	—	—	—	—	—	(54,402,131)	—	(54,402,131)
Unrealized gain on short-term investments	—	—	—	—	—	—	4,861	4,861
Foreign currency translation	—	—	—	—	—	—	(14,419)	(14,419)
Balance at March 31, 2021	9	$—	209,334,036	$209,333	$1,542,261,467	$(960,598,943)	$(265,708)	$581,606,149
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	812,844	813	3,440,610	—	—	3,441,423
Stock-based compensation	—	—	—	—	5,646,358	—	—	5,646,358
Net loss attributable to common stockholders	—	—	—	—	—	(82,139,958)	—	(82,139,958)
Unrealized loss on short-term investments	—	—	—	—	—	—	(2,679)	(2,679)
Foreign currency translation	—	—	—	—	—	—	2,478	2,478
Balance at June 30, 2021	9	$—	210,146,880	$210,146	$1,551,348,435	$(1,042,738,901)	$(265,909)	$508,553,771

	Three and Six Months Ended June 30, 2020
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total stockholders’ equity
Balance at December 31, 2019	23	$—	101,361,034	$101,361	$742,646,785	$(739,785,655)	$472,608	$1,969,759	$5,404,858
Issuance of common stock for cash	—	—	43,148,952	43,149	208,198,784	—	—	—	208,241,933
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	1,405,114	1,405	3,099,298	—	—	—	3,100,703
Stock-based compensation	—	—	—	—	4,017,761	—	—	(16,208)	4,001,553
Acquisition of non-controlling interest in Geneos	—	—	—	—	—	—	—	2,169,998	2,169,998
Net loss attributable to common stockholders	—	—	—	—	—	(32,541,054)	—	(594,350)	(33,135,404)
Unrealized loss on short-term investments	—	—	—	—	—	—	(1,929,538)	—	(1,929,538)
Balance at March 31, 2020	23	$—	145,915,100	$145,915	$957,962,628	$(772,326,709)	$(1,456,930)	$3,529,199	$187,854,103
Issuance of common stock for cash	—	—	12,041,178	12,041	121,706,881	—	—	—	121,718,922
Conversion of preferred stock to common stock	(14)	—	5,147	5	(5)	—	—	—	—
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	794,986	795	4,421,449	—	—	—	4,422,244
Stock-based compensation	—	—	—	—	3,654,289	—	—	8,146	3,662,435
Acquisition of non-controlling interest in Geneos	—	—	—	—	—	—	—	209,971	209,971
Deconsolidation of Geneos	—	—	—	—	—	—	—	(3,181,640)	(3,181,640)
Net loss attributable to common stockholders	—	—	—	—	—	(128,703,059)	—	(469,407)	(129,172,466)
Unrealized gain on short-term investments	—	—	—	—	—	—	846,900	—	846,900
Balance at June 30, 2020	9	$—	158,756,411	$158,756	$1,087,745,242	$(901,029,768)	$(610,030)	$96,269	$186,360,469

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(136,542,089)	$(162,307,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,361,595	1,608,060
Amortization of intangible assets	266,874	273,540
Change in fair value of derivative liability	—	110,976,977
Stock-based compensation	15,242,305	7,663,988
Non-cash interest expense	435,445	3,013,942
(Gain) loss on short-term investments	(153,252)	576,001
Settlement of receivable with shares of common stock from affiliated entity (PLS)	—	(1,713,770)
Gain on deconsolidation of Geneos	—	(4,121,075)
Gain (loss) on equity investment in affiliated entities	551,657	(9,298,443)
Share of net loss in Geneos	434,387	901,757
Net unrealized loss on available-for-sale equity securities	711,465	691,458
Non-cash lease expense	567,882	517,865
Unrealized transaction gain on foreign-currency denominated debt	(176,927)	(474,071)
Changes in operating assets and liabilities:
Accounts receivable	5,431,637	(2,813,086)
Accounts receivable from affiliated entities	(219,159)	865,832
Prepaid expenses and other current assets	(51,944,060)	(3,084,082)
Prepaid expenses and other current assets from affiliated entities	(197,059)	(1,330,601)
Other assets	24,126,582	116,242
Accounts payable and accrued expenses	8,891,770	(732,774)
Accrued clinical trial expenses	465,819	2,882,486
Accounts payable and accrued expenses due to affiliated entities	1,130,877	4,634
Deferred revenue	55,074	(92,426)
Deferred revenue from affiliated entities	(6,250)	62,500
Operating lease right-of-use assets and liabilities, net	(1,131,555)	(1,022,951)
Grant funding liability	(615,155)	4,265,023
Grant funding liability from affiliated entities	(21,000)	(63,050)
Other liabilities	6,478	29,686
Net cash used in operating activities	(131,326,659)	(52,604,208)
Cash flows from investing activities:
Purchases of investments	(307,857,113)	(138,698,249)
Proceeds from sale or maturity of investments	83,466,967	47,455,067
Purchases of capital assets	(418,734)	(176,534)
Decrease in cash resulting from the deconsolidation of Geneos	—	(2,774,851)
Net cash used in investing activities	(224,808,880)	(94,194,567)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	162,105,030	329,960,855
Proceeds from stock option exercises	6,154,794	9,599,514
Taxes paid related to net share settlement of equity awards	(3,915,160)	(2,076,567)
Acquisition of non-controlling interest	—	2,379,969
Proceeds from Geneos issuance of note payable	—	171,620
Net cash provided by financing activities	164,344,664	340,035,391
Effect of exchange rate changes on cash and cash equivalents	(11,941)	—

(Decrease) Increase in cash and cash equivalents	(191,802,816)	193,236,616
Cash and cash equivalents, beginning of period	250,728,118	22,196,097
Cash and cash equivalents, end of period	$58,925,302	$215,432,713

Supplemental disclosures:
Amounts accrued for purchases of property and equipment	$—	$1,620
Interest paid	$544,315	$2,636,454
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
The Company and its collaborators are currently conducting or planning clinical studies of its DNA medicines for COVID-19; Middle East Respiratory Syndrome, or MERS; Lassa fever; HIV; Ebola; as well as HPV-associated precancers, including cervical, vulvar, and anal dysplasia; HPV-associated cancers, including head & neck, cervical, anal, penile, vulvar, and vaginal; other HPV-associated disorders, such as recurrent respiratory papillomatosis, or RRP; glioblastoma multiforme, or GBM; and prostate cancer.
INOVIO was incorporated in Delaware in June 2001 and has its principal executive offices in Plymouth Meeting, Pennsylvania.

2. Basis of Presentation, Liquidity and Risks and Uncertainties
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2021 and 2020 and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented. The results of operations for the three and six months ended June 30, 2021 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2021. The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In June 2020, the Company formed a wholly-owned subsidiary, Inovio Asia LLC, under the laws of South Korea, through which the Company intends to advance its corporate development projects and other functions in South Korea and other Asian countries.
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. As of June 30, 2021, the Company consolidated its wholly-owned subsidiary Inovio Asia LLC. On December 31, 2020, former wholly-owned subsidiaries Genetronics, Inc. and VGX Pharmaceuticals Inc. and former majority-owned subsidiary VGX Animal Health, Inc. were merged into Inovio Pharmaceuticals, Inc. All intercompany accounts and transactions were eliminated upon consolidation. As of June 1, 2020, the Company deconsolidated its former subsidiary Geneos Therapeutics, Inc. ("Geneos"), as the Company no longer held a controlling financial interest. Refer to Footnote 17 for further discussion.
Liquidity
The Company incurred a net loss attributable to common stockholders of $82.1 million and $136.5 million for the three and six months ended June 30, 2021, respectively. The Company had working capital of $490.7 million and an accumulated deficit of $1.0 billion as of June 30, 2021. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates. The Company’s cash, cash equivalents and short-term investments of $443.7 million as of June 30, 2021 are sufficient to support the Company's operations for a period of at least 12 months from the date of issuance of these financial statements.
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
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Inovio be unable to continue as a going concern. The Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has evaluated subsequent events after the balance sheet date through the date it issued these condensed consolidated financial statements.
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
The Company continues to closely monitor the impact of the COVID-19 pandemic on its employees, collaborators and service providers. The extent to which the pandemic will continue to impact the Company's business and operations will depend on future developments, including travel restrictions and social distancing in the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including mass vaccination efforts, that are highly uncertain as of the date the Company is issuing these financial statements.

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
Advance payments for goods or services to be rendered in the future for use in research and development activities are deferred and included in prepaid expenses and other assets. The deferred amounts are expensed as the related goods are delivered or the services are performed.
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

License costs are recorded based on the fair value of consideration paid and are amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement to the extent the license has an alternative future use. As of June 30, 2021 and December 31, 2020, the Company’s intangible assets resulting from the acquisition of Inovio AS and Bioject Medical Technologies, Inc. ("Bioject"), and additional intangibles including license costs, net of accumulated amortization, totaled $2.9 million and $3.1 million, respectively.
The determination of the value of intangible assets requires management to make estimates and assumptions that affect the Company’s condensed consolidated financial statements. The Company assesses potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company’s judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of its acquired businesses, market conditions and other factors. If impairment is indicated, the Company will reduce the carrying value of the intangible asset to fair value. While current and historical operating and cash flow losses are potential indicators of impairment, the Company believes the future cash flows to be received from its intangible assets will exceed the intangible assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through June 30, 2021.
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
5. Revenue Recognition
During the three and six months ended June 30, 2021, the Company recognized total revenue under collaborative research and development arrangements of $75,000 and $125,000, respectively, from its affiliated entity Plumbline Life Sciences, Inc. ("PLS") and $198,000 and $519,000, respectively, from various other contracts as a result of performance obligations being satisfied. Of the total revenue recognized during the three and six months ended June 30, 2021, $35,000 and $39,000, respectively, were in deferred revenue as of December 31, 2020.

6. Short-term Investments
Short-term investments at June 30, 2021 consisted of mutual funds, U.S. treasury securities, certificates of deposit and U.S. agency mortgage-backed securities. Short-term investments at December 31, 2020 consisted of mutual funds, certificates of deposit and U.S. agency mortgage-backed securities. Short-term investments are recorded at fair value, based on current market valuations. Unrealized gains and losses on the Company's short-term debt investments are excluded from earnings and reported as a separate component of other comprehensive loss until realized. Realized gains and losses and unrealized gains and losses on available-for-sale equity securities are included in non-operating other income (expense) on the condensed consolidated statements of operations and are derived using the specific identification method for determining the cost of the securities sold.
During the three and six months ended June 30, 2021, the Company recorded gross realized gain on investments of $358,000 and $358,000, respectively, and gross realized loss on investments of $194,000 and $204,000, respectively. During the three and six months ended June 30, 2020, the Company recorded gross realized gain on investments of $585,000 and $635,000, respectively, and gross realized loss on investments of $686,000 and $1.2 million, respectively. During the three and six months ended June 30, 2021, the Company recorded net unrealized gain (loss) on available-for-sale equity securities of $136,000 and $(711,000), respectively. During the three and six months ended June 30, 2020, the Company recorded net unrealized gain (loss) on available-for-sale equity securities of $4.4 million and $(691,000), respectively. No material balances were reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020. Interest and dividends on investments classified as available-for-sale are included in interest income in the condensed consolidated statements of operations. As of June 30, 2021, the Company had 22 available-for-sale securities in an unrealized loss position, of which four with an aggregate total unrealized loss of $211,000 were in such position for longer than 12 months.
The following is a summary of available-for-sale securities as of June 30, 2021 and December 31, 2020:

		As of June 30, 2021
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$207,475,699	$1,563,089	$(579,056)	$208,459,732
U.S. treasury securities	Less than 1	170,203,940	10,943	(4,754)	170,210,129
Certificates of deposit	Less than 1	2,972,816	25,684	—	2,998,500
U.S. agency mortgage-backed securities	*	3,130,877	2,782	(49,638)	3,084,021
		$383,783,332	$1,602,498	$(633,448)	$384,752,382

		As of December 31, 2020
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$153,177,675	$2,339,639	$(644,140)	$154,873,174
Certificates of deposit	Less than 1	3,000,000	26,260	(10,000)	3,016,260
U.S. agency mortgage-backed securities	*	3,062,256	—	(36,755)	3,025,501
Total investments		$159,239,931	$2,365,899	$(690,895)	$160,914,935

*No single maturity date.

The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of June 30, 2021 were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at June 30, 2021, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.

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
Assets are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company does not have any liabilities measured at fair value on a recurring basis and did not have any transfer of assets or liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the six months ended June 30, 2021 or 2020.
The following table presents the Company’s assets that were measured at fair value on a recurring basis, determined using the following inputs as of June 30, 2021:

	Fair Value Measurements at
	June 30, 2021
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments
Mutual funds	$208,459,732	$208,459,732	$—	$—
U.S. treasury securities	170,210,129	170,210,129	—	—
Certificates of deposit	2,998,500	—	2,998,500	—
U.S. agency mortgage-backed securities	3,084,021	—	3,084,021	—
Total short-term investments	384,752,382	378,669,861	6,082,521	—

Investment in affiliated entity	3,908,709	3,908,709	—	—
Total assets measured at fair value	$388,661,091	$382,578,570	$6,082,521	$—

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

Level 1 assets at June 30, 2021 consisted of mutual funds and U.S. treasury securities held by the Company that are valued at quoted market prices, as well as the Company’s investment in its affiliated entity, PLS. The Company accounts for its investment in 597,808 common shares of PLS based on the closing price of the shares on the Korea New Exchange Market on the applicable balance sheet date. Unrealized gains and losses on the Company's equity securities are reported in the condensed consolidated statement of operations as unrealized gain (loss) on available-for-sale equity securities or as a gain (loss) on investment in affiliated entities.
Level 2 assets at June 30, 2021 consisted of certificates of deposit and U.S. agency mortgage-backed securities held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of June 30, 2021.

8. Goodwill and Intangible Assets

The following sets forth the goodwill and intangible assets by major asset class:

		June 30, 2021			December 31, 2020
	Weighted Average Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite lived:
Goodwill		$10,513,371	$—	$10,513,371	$10,513,371	$—	$10,513,371
Definite lived:
Licenses	10	1,323,761	(1,291,226)	32,535	1,323,761	(1,276,852)	46,909
Bioject(a)	12	5,100,000	(2,608,889)	2,491,111	5,100,000	(2,468,889)	2,631,111
Other(b)	18	4,050,000	(3,693,750)	356,250	4,050,000	(3,581,250)	468,750
Total intangible assets	11	10,473,761	(7,593,865)	2,879,896	10,473,761	(7,326,991)	3,146,770
Total goodwill and intangible assets		$20,987,132	$(7,593,865)	$13,393,267	$20,987,132	$(7,326,991)	$13,660,141

(a)Bioject intangible assets represent the estimated fair value of developed technology and intellectual property which were recorded from an asset acquisition.
(b)Other intangible assets represent the estimated fair value of acquired intellectual property.
Aggregate amortization expense on intangible assets for the three and six months ended June 30, 2021 was $130,000 and $267,000, respectively. Aggregate amortization expense on intangible assets for the three and six months ended June 30, 2020 was $137,000 and $274,000, respectively. Estimated aggregate amortization expense is $254,000 for the remainder of fiscal year 2021, $493,000 for 2022, $276,000 for 2023, $253,000 for 2024, $253,000 for 2025 and $1.4 million for 2026 and subsequent years combined.

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
The balance of the Notes at June 30, 2021 is as follows:

Original principal amount	$78,500,000
Principal amount converted into common shares	(62,085,000)
Unamortized debt discount on the liability component	(1,963,908)
Unamortized debt issuance cost	(270,302)
Accrued interest	355,658
Net carrying amount	$14,536,448

For the three and six months ended June 30, 2021, the Company recognized $467,000 and $930,000, respectively, of interest expense related to the Notes, of which $267,000 and $533,000, respectively, related to the contractual interest coupon. For the three and six months ended June 30, 2020, the Company recognized $2.1 million and $4.2 million, respectively, of interest expense related to the Notes, of which $1.3 million and $2.6 million, respectively, related to the contractual interest coupon.
As of June 30, 2021, future minimum payments due under the Notes, representing contractual amounts due, including interest based on the fixed rate of 6.5% per annum, are as follows:

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
The August 2019 Bonds, which were unsecured obligations of the Company, were issued on August 1, 2019 and accrued interest at a coupon rate of 1.00% per annum, payable quarterly. The August 2019 Bonds were scheduled to mature on July 31, 2024, unless earlier converted or repurchased. On August 3, 2020 the August 2019 Bonds were converted in full into an aggregate of 4,962,364 shares of the Company's common stock, leaving no further August 2019 Bonds outstanding. The initial conversion rate was 211.0595 shares per KRW1,000,000 in principal amount (equivalent to an initial conversion price of approximately USD $4.00 per share based on the exchange rate as of July 30, 2019), subject to adjustment upon the occurrence of specified events. The conversion rate was reset on January 2, 2020 and was subject to reset quarterly thereafter if the current market price was lower than the conversion price then in effect. The conversion rate as of the date of conversion on August 1, 2020 was 275.69 shares per KRW 1,000,000 in principal amount (equivalent to a conversion price of approximately USD $3.14 per share).
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
Immediately prior to the August 2020 conversion in full of the August 2019 Bonds, the derivative liability associated with the August 2019 Bonds was revalued at $84.5 million. The change in fair value of the derivative liability was an increase of $75.7 million, which was recorded on the consolidated statement of operations for the year ended December 31, 2020. To measure the fair value of the derivative liability as of the conversion date, the Company engaged a third-party valuation expert.
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
At their issuance, the Company determined that the expected life of the December 2019 Bonds was equal to the period through December 31, 2022 as this represented the point at which the December 2019 Bonds were initially subject to repurchase by the Company at the option of the holders. The effective interest rate of the December 2019 Bonds was 6.2%. For the six months ended June 30, 2021, the Company recognized $50,000 of interest expense related to the December 2019 Bonds, of which $9,000 related to the contractual interest coupon. For the three and six months ended June 30, 2020, the Company recognized $60,000 and $122,000, respectively, of interest expense related to the December 2019 Bonds, of which $10,000 and $20,000, respectively, related to the contractual interest coupon.
As of June 30, 2021, all outstanding December 2019 Bonds were converted into 1,009,450 shares of the Company's common stock. Upon conversion, the $4.4 million carrying value of the December 2019 Bonds was reclassified to stockholders' equity.

10. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of June 30, 2021 and December 31, 2020:

			Outstanding as of
	Authorized	Issued	June 30, 2021	December 31, 2020
Common Stock, par value $0.001 per share	600,000,000	210,146,880	210,146,880	186,851,493
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	9	9

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
The 2016 Incentive Plan was originally approved by the Company's stockholders on May 13, 2016, and an amendment to the plan to increase the number of shares available for issuance was approved by the stockholders on May 8, 2019. As of June 30, 2021, the maximum number of shares of the Company’s common stock available for issuance over the term of the

2016 Incentive Plan was 20,000,000 shares. On the first business day of each calendar year, such maximum number of shares is further increased by 2,000,000 shares of common stock unless the Board determines, prior to January 1 for any such calendar year, to increase such maximum amount by a fewer number of shares or not to increase the maximum amount at all for such year. On January 1, 2021, the maximum number of shares increased by 2,000,000. At June 30, 2021, the Company had 4,998,253 shares of common stock available for future grant under the 2016 Incentive Plan, 2,516,102 shares underlying outstanding but unvested restricted stock units and options outstanding to purchase 7,814,677 shares of common stock under the 2016 Incentive Plan. The awards granted and available for future grant under the 2016 Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The 2016 Incentive Plan terminates by its terms on March 9, 2026.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At June 30, 2021, the Company had options outstanding to purchase 2,516,141 shares of common stock under the 2007 Incentive Plan. The awards granted under the 2007 Incentive Plan generally vest over three years and have a maximum contractual term of ten years.

11. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding stock options and restricted stock units and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The dilutive impact of the outstanding Notes and Bonds issued by the Company (discussed in Note 9) has been considered using the "if-converted" method. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to the net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any. For the three and six months ended June 30, 2021 and 2020, basic and diluted net loss per share were the same, as the assumed exercise or settlement of stock options and restricted stock units and the potentially dilutive shares issuable upon conversion of the Notes and Bonds would have been anti-dilutive.
The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect for the three and six months ended June 30, 2021 and 2020:

Common Stock Equivalents	2021	2020
Options to purchase common stock	10,330,818	9,193,096
Service-based restricted stock units	2,516,102	2,868,665
Performance-based restricted stock units	663,353	—
Convertible preferred stock	3,309	3,309
Convertible notes	3,049,980	14,585,653
August 2019 Bonds	—	4,962,364
December 2019 Bonds	—	1,009,450
Total	16,563,562	32,622,537

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

The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Risk-free interest rate	0.99%	0.40%	0.90%	0.67%
Expected volatility	93%	80%	92%	77%
Expected life in years	5.7	5.9	5.8	5.9
Dividend yield	—	—	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 was $5.3 million and $14.5 million, respectively, of which $2.7 million and $7.9 million, respectively, was included in research and development expenses, and $2.6 million and $6.6 million, respectively, was included in general and administrative expenses.
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
At June 30, 2021, there was $19.8 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $5.25 and $7.91 for employee and director stock options granted during the three and six months ended June 30, 2021, respectively, and $9.52 and $6.19 for the three and six months ended June 30, 2020, respectively.
At June 30, 2021, there was $16.8 million of total unrecognized compensation expense related to unvested service-based RSUs, which is expected to be recognized over a weighted-average period of 2.1 years.
The weighted average grant date fair value per share was $6.81 and $10.64 for service-based RSUs granted during the three and six months ended June 30, 2021, respectively, and $14.50 and $9.12 for the three and six months ended June 30, 2020, respectively.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three and six months ended June 30, 2021 was $308,000 and $737,000, respectively. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three and six months ended June 30, 2020 was $224,000 and $607,000, respectively.
On August 28, 2020, the Company granted 663,353 performance-based RSUs to executives under the 2016 Incentive Plan. The RSUs will vest in two tranches as follows: 50% of the shares in each tranche will vest upon achievement of the predetermined performance milestones and the remaining 50% of the shares in each tranche will vest upon subsequent completion of a one-year service period. The total grant date fair value of the performance-based RSUs was $8.0 million based on the grant date closing price per share of $12.06. As of June 30, 2021, the underlying performance milestones of the RSUs were not probable of achievement, and no stock-based compensation expense was recognized for the performance-based RSUs for the six months then ended.

13. Related Party Transactions
Plumbline Life Sciences, Inc.
The Company owned 597,808 shares of common stock in PLS as of June 30, 2021, representing a 19.7% ownership interest, and one of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
Revenue recognized from PLS consists of milestone, license and patent fees. For the three and six months ended June 30, 2021, the Company recognized revenue from PLS of $75,000 and $125,000, respectively, and $64,000 and $1.2 million, for the three and six months ended June 30, 2020, respectively. At June 30, 2021 and December 31, 2020, the Company had an accounts receivable balance of $99,000 and $67,000, respectively, related to PLS.
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
In November 2016, the Company received a $6.1 million sub-grant through Wistar to develop a dMAb against the Zika infection, with funding extended through December 2021.
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
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the three and six months ended June 30, 2021, the Company recorded $381,000 and $610,000, respectively, and for the three and six months ended June 30, 2020 the Company recorded $73,000 and $691,000, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to the collaborative research agreements and sub-contract agreements related to the Bill & Melinda Gates Foundation and CEPI (see Note 15). Research and development expenses recorded from Wistar for the three and six months ended June 30, 2021 were $1.2 million and $1.6 million, respectively. Research and development expenses recorded from Wistar for the three and six months ended June 30, 2020 were $408,000 and $770,000, respectively. At June 30, 2021 and December 31, 2020, the Company had an accounts receivable balance of $617,000 and $425,000, respectively, and an accounts payable and accrued liability balance of $1.8 million and $643,000, respectively, related to Wistar. As of June 30, 2021, the Company had a prepaid expense balance of $303,000 and recorded $69,000 as deferred grant funding on the condensed consolidated balance sheet related to Wistar.

14. Leases
The Company leases approximately 82,200 square feet of office, laboratory, and manufacturing space in San Diego, California and 57,360 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms as of June 30, 2021 of 2.4 to 8.5 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
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
As of June 30, 2021, the maturities of the Company's operating lease liabilities were as follows:

Remainder of 2021	$1,994,000
2022	4,045,000
2023	4,023,000
2024	3,001,000
2025	3,063,000
Thereafter	9,888,000
Total remaining lease payments	26,014,000
Less: present value adjustment	(6,753,000)
Total operating lease liabilities	19,261,000
Less: current portion	(2,464,000)
Long-term operating lease liabilities	$16,797,000

Weighted-average remaining lease term	7.0 years
Weighted-average discount rate	8.5%
Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 were $827,000 and $1.7 million, respectively. Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2020 were $814,000 and $1.7 million, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
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

15. Collaborative Agreements
Advaccine Biopharmaceuticals Suzhou Co., Ltd.
On December 31, 2020, the Company entered into a Collaboration and License Agreement with Advaccine Biopharmaceuticals Suzhou Co., Ltd. (“Advaccine”), which was amended and restated on June 7, 2021 (as amended and restated, the “Advaccine Agreement”). Under the terms of the Advaccine Agreement, the Company granted to Advaccine the exclusive right to develop, manufacture and commercialize the Company’s vaccine candidate INO-4800 within the territories of China, Taiwan, Hong Kong and Macau (referred to collectively as “Greater China”) and 33 additional countries in Asia. Advaccine does not have the right to grant sublicenses, other than to affiliated entities, without the Company’s express prior written consent. As part of the collaboration, Advaccine also granted to the Company a non-exclusive license to certain DNA vaccine manufacturing processes.
The June 2021 amendment relates to the collaboration between the Company and Advaccine to jointly conduct the global Phase 3 segment of the Company’s ongoing Phase 2/3 trial of INO-4800 and expand the existing collaboration to include the planned global Phase 3 trial. The parties will jointly participate in the trial and will equally share the global development costs for the trial, including the Company’s manufacturing costs to supply INO-4800. In certain instances, the Company will have the right to convert the exclusive license to a non-exclusive license in the licensed territories, other than Greater China, unless Advaccine agrees to pay the Company its full share of development costs in excess of a specified maximum. Notwithstanding the foregoing, Advaccine will be fully responsible for conducting the trial in Greater China, including its costs and expenses incurred in conducting the trial in Greater China. The Company will be fully responsible for its costs and expenses, if any, incurred solely as a result of its activities in connection with the performance of the trial in the United States. The parties may continue to conduct clinical trials of INO-4800 outside of the territories covered by the Advaccine Agreement.
In the event that a global purchasing entity desires to enter into a purchase agreement for INO-4800 in both parties’ territories, the parties will enter into good faith negotiations for an arrangement to supply INO-4800 to such entity. In addition, the Company is permitted to enter into an agreement with a global purchasing entity to authorize the entity to conduct a portion of the global Phase 3 trial in the licensed territory outside of Greater China.

Under the Advaccine Agreement, Advaccine made an upfront payment to the Company of $3.0 million in January 2021. In addition to the upfront payment, the Company is entitled to receive up to an aggregate of $206.0 million upon the achievement of specified milestones related to the development, regulatory approval and commercialization of INO-4800, including the achievement of specified net sales thresholds for INO-4800 in Greater China and the additional covered territories, if approved. As of December 31, 2020 the Company had earned a $2.0 million milestone payment based on the enrollment of the first subject in the Phase 2 clinical trial for the product in the Advaccine territory. The Company will also be entitled to receive a royalty equal to a high single-digit percentage of annual net sales in each region within the licensed territory, subject to reduction in the event of competition from biosimilar products in a particular region and in other specified circumstances. Advaccine’s obligation to pay royalties will continue, on a licensed product-by-licensed product basis and region-by-region basis, for ten years after the first commercial sale in a particular region within Greater China or, if later, until the expiration of the last-to-expire patent covering a given licensed product in a given region.
Beginning in the first calendar year following the first commercial sale of INO-4800 in the licensed territory outside of Greater China, Advaccine will pay the Company an annual maintenance fee of $1.5 million for a period of five years, which fee will be creditable against any royalties payable by Advaccine with respect to sales outside of Greater China.
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
The Advaccine Agreement will continue in force on a region-by-region basis until Advaccine has no remaining royalty obligations in such region. Either party may terminate the Advaccine Agreement (i) in the event the other party shall have materially breached its obligations thereunder and such default shall have continued for a specified period after written notice thereof or (ii) upon the bankruptcy or insolvency of the other party. In addition, the Company may terminate the agreement, upon prior written notice, if Advaccine (i) ceases all development or commercialization activities for at least nine months, subject to certain exceptions, or (ii) challenges the validity, enforceability or scope of any of the patents licensed by the Company to Advaccine under the Advaccine Agreement, subject to certain conditions. Advaccine may terminate the Advaccine Agreement at any time for convenience upon nine months’ written notice to the Company, if such notice is provided before the first commercial sale of INO-4800 in the licensed territory, or 18 months’ written notice thereafter; provided that the Company may accelerate the effectiveness of such termination to the extent permitted by law.
The Company evaluated the terms of the Advaccine Agreement under ASC Topics 606 and 808 at inception and determined that the contract was with a customer and therefore should be accounted for under ASC Topic 606. The license to INO-4800 in the territories was identified as the only distinct performance obligation on a standalone basis as of the inception of the Advaccine Agreement. The Company concluded that the license was distinct from potential future manufacturing and supply obligations. The Company further determined that the transaction price under the Advaccine Agreement consisted of the $3.0 million upfront payment plus the initial $2.0 million milestone payment which was achieved upon contract signing. The future potential milestone amounts were not included in the transaction price, as they were all determined to be fully constrained. As part of the evaluation of the development and regulatory milestones constraint, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals, each of which is uncertain. Future potential milestone amounts may be recognized as revenue under the Advaccine Agreement, as well as under other collaborative research and development arrangements, if unconstrained. Reimbursable program costs will be recognized proportionately with the performance of the underlying services or delivery of drug supply and are excluded from the transaction price.
Under Topic 606, the entire transaction price of $5.0 million was allocated to the license performance obligation. The Company determined that as of December 31, 2020, the transfer of technology has occurred for the use and benefit of the license and accordingly, the performance obligation was fully satisfied. The Company accordingly recognized $5.0 million in revenue under collaborative research and development arrangements on the consolidated statement of operations during the year ended December 31, 2020. For the six months ended June 30, 2021, no revenue was recognized from Advaccine. As of June 30, 2021 and December 31, 2020, the Company had an accounts receivable balance of $0 and $7.1 million, respectively, from Advaccine.
The Company reevaluated the Advaccine Agreement under ASC Topics 606 and 808 as of the date of the June 2021 amendments and determined that the Global Phase 3 trial component of the agreement is a collaboration and not a contract with a customer and therefore should be accounted for under ASC Topic 808. Reimbursements from Advaccine will be recognized as contra-research development expense on the condensed consolidated statement of operations once earned and collectibility is assured. As of June 30, 2021, no contra-research and development expense has been recorded from Advaccine.
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
The Company evaluated the terms of the ApolloBio Agreement under ASC Topic 606, and the license to VGX-3100 in the territories was identified as the only distinct performance obligation on a standalone basis as of the inception of the agreement. The Company concluded that the license was distinct from potential future manufacturing and supply obligations. The Company further determined that the transaction price under the agreement consisted of the $23.0 million upfront payment. The future potential milestone amounts were not included in the transaction price, as they were all determined to be fully constrained. As part of the evaluation of the development and regulatory milestones constraint, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals, each of which is uncertain at this time. Future potential milestone amounts may be recognized as revenue under the ApolloBio Agreement, as well as under other collaborative research and development arrangements, if unconstrained. Reimbursable program costs will be recognized proportionately with the performance of the underlying services or delivery of drug supply and are excluded from the transaction price. As of June 30, 2021 there have been no significant reimbursable program costs under the ApolloBio Agreement.
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
Coalition for Epidemic Preparedness Innovations
In April 2018, the Company entered into agreements with CEPI, pursuant to which the Company intends to develop vaccine candidates against Lassa fever and MERS. The goal of the collaboration between the Company and CEPI is to conduct research and development so that investigational stockpiles will be ready for clinical efficacy trial testing during potential disease outbreaks. The agreements with CEPI contemplate preclinical studies, as well as Phase 1 and Phase 2 clinical trials, occurring over multiple years. As part of the arrangement between the parties, CEPI has agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by the Company and collaborators, with funding from CEPI based on the achievement of identified milestones. During the three and six months ended June 30, 2021, the Company received funding of $2.1 million and $4.4 million, respectively, related to these grants and recorded those payments as contra-research and development expense. During the three and six months ended June 30, 2020, the Company received funding of $1.8 million and $2.9 million, respectively, related to these grants and recorded those payments as contra-research and development expense. As of June 30, 2021, the Company had $316,000 recorded as grant funding liability on the condensed consolidated balance sheet related to these CEPI grants.
In January 2020, CEPI awarded the Company a grant of up to $9.0 million to support preclinical and clinical development of INO-4800 through Phase 1 human testing in the United States. In April 2020, CEPI awarded the Company a grant of $6.9 million to work with the International Vaccine Institute ("IVI") and the Korea National Institute of Health ("KNIH") to conduct clinical trials of INO-4800 in South Korea, a grant of $5.0 million to accelerate development of the Company's next-generation intradermal electroporation device, known as CELLECTRA® 3PSP, for the intradermal delivery of INO-4800, and a grant of $1.3 million to support large-scale manufacturing of INO-4800. During the three and six months ended June 30, 2021, the Company received funding of $1.1 million and $3.5 million, respectively, from CEPI related to these grants for INO-4800 and recorded such amounts as contra-research and development expense. During the three and six months ended June 30, 2020, the Company received funding of $5.8 million and $8.1 million, respectively, from CEPI related to these grants for INO-4800 and recorded such amounts as contra-research and development expense. As of June 30, 2021, the Company had $2.9 million recorded as deferred grant funding on the condensed consolidated balance sheet from the CEPI grants related to INO-4800.
Bill & Melinda Gates Foundation
In October 2018, the Bill & Melinda Gates Foundation (“Gates”) awarded and funded the Company a grant of $2.2 million to advance the development of dMAbs to address issues in infectious disease prevention and therapy. This technology has high relevance for the control of influenza and HIV. This next-generation approach to the delivery of monoclonal antibodies would make the technology accessible to low and middle-income countries. In August 2019, Gates funded an additional $1.1 million for the project. During the three and six months ended June 30, 2020, the Company recorded $36,000 and $170,000, respectively, as contra-research and development expense related to the Gates dMAb grant. During the three and six months ended June 30, 2021, the amounts recorded were minimal. As of June 30, 2021, the Company had $575,000 recorded as deferred grant funding on the condensed consolidated balance sheet related to the grant.
In March 2020, Gates awarded and funded the Company a grant of $5.0 million to accelerate the development of the CELLECTRA® 3PSP device for the intradermal delivery of INO-4800. During the three and six months ended June 30, 2021, the Company recorded $0 and $893,000, respectively, and during the three and six months ended June 30, 2020 recorded $850,000 and $913,000, respectively, as contra-research and development expense related to this Gates grant.
Department of Defense (DoD)
In June 2020, the Company entered into an Other Transaction Authority for Prototype Agreement (the “OTA Agreement”) with the DoD to fund the Company’s efforts in developing the CELLECTRA® 3PSP device and associated arrays to be used for delivery of INO-4800 against COVID-19. Under the OTA Agreement, the Company intends to develop the CELLECTRA® 3PSP device and arrays for use in the U.S. military population and the U.S. population as a whole, subject to approval of the device by the U.S. Food and Drug Administration (the “FDA”). The OTA Agreement is also expected to support large-scale manufacturing of the CELLECTRA® 3PSP device, as well as large-scale DNA plasmid production for manufacture and supply of a specified number of doses of INO-4800 in support of FDA approval of the device. The total amount of funding being made available to the Company under the OTA Agreement is approximately $54.5 million. The Company has determined that the OTA Agreement should be considered under Subtopic 958-605, Not-for-Profit Entities Revenue Recognition, which is outside the scope of Topic 606, as the government agency granting the Company funds is not receiving reciprocal value for their contributions. The Company will record contra-research development expense on the condensed consolidated statement of operations in the same period that the underlying expenses are incurred.
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
During the three and six months ended June 30, 2021, the Company recorded $13.4 million and $21.2 million, respectively, as contra-research and development expense related to the OTA Agreement. During the three and six months ended June 30, 2020, there was no contra-research and development expense recorded related to the OTA Agreement. As of June 30, 2021 and December 31, 2020, the Company had an accounts receivable balance of $12.9 million and $11.4 million, respectively, on the condensed consolidated balance sheet from the DoD. As of June 30, 2021, the Company had $3.0 million recorded as deferred grant funding on the condensed consolidated balance sheet related to the Procurement Contract.
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
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act).  The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic; some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. For the three and six months ended June 30, 2021, the Company has not recorded any income tax provision/(benefit) due to the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets.

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

Our corporate strategy is to advance, protect and, once approved, commercialize our novel DNA medicines to meet urgent and emerging global health needs. We continue to advance and clinically validate an array of DNA medicine candidates that target infectious diseases, such as COVID-19, as well as HPV-associated diseases and cancer. We aim to advance these candidates through commercialization and continue to leverage third-party resources through collaborations and partnerships, including product license agreements.
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
We or our collaborators are currently conducting or planning clinical studies of our DNA medicines for COVID-19; Middle East Respiratory Syndrome, or MERS; Lassa fever; HIV; Ebola; as well as HPV-associated precancers, including cervical, vulvar, and anal dysplasia; HPV-associated cancers, including head & neck, cervical, anal, penile, vulvar, and vaginal; other HPV-associated disorders, such as recurrent respiratory papillomatosis, or RRP; glioblastoma multiforme, or GBM; and prostate cancer.
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
As of June 30, 2021, we had an accumulated deficit of $1.0 billion. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.
Impacts of COVID-19 On Our Business
Operationally, we have experienced some disruptions as a result of the COVID-19 pandemic. Our clinical trial operations have been adversely affected, including our ability to initiate and conduct our planned trials on our expected timelines and our ability to recruit and retain patients in our trials. Our data collection timelines have also been impacted, as an increasing number of trial participants are either not able or do not feel safe going into healthcare facilities, which is necessary for the collection and completion of data samples. As a result, it is taking longer than anticipated to complete the data collection process.
In response to the outbreak, a number of governmental orders and other public health guidance measures were implemented across much of the United States, including in the locations of our offices, laboratories, clinical trial sites and third parties on whom we rely. We have implemented a work from home policy allowing employees who can work from home to do so, while those needing to work in laboratory facilities work in shifts to reduce the number of people gathered together at one time. We have also implemented a mask-wearing mandate for all on-site activities. Non-essential business travel has been suspended, and online and teleconference technology is used to meet virtually rather than in person. We have taken measures to secure our research and development project activities, while work in laboratories has been organized to reduce risk of COVID-19 transmission.
Our liquidity has not been negatively impacted to date by the pandemic. During the year ended December 31, 2020, we raised $454.5 million in net proceeds from the sale of shares of our common stock through our "at-the-market" equity offering program and in January 2021 we closed an underwritten public offering with net proceeds to us of $162.1 million, which further enhanced our liquidity and capital resources. As of June 30, 2021, our cash and cash equivalents and short-term investments were $443.7 million.
We are continuing to closely monitor the impact of the COVID-19 pandemic on our employees, collaborators and service providers. The extent to which the pandemic will impact our business and operations will depend on future developments, including travel restrictions in the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including mass vaccination efforts, that are highly uncertain. For additional information on the potential effects of the COVID-19 pandemic on our business, financial condition and results of operations, see the “Risk Factors” section below in Part II, Item 1A of this Form 10-Q.

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

Results of Operations
Revenue. Total revenue was $273,000 and $644,000, respectively, for the three and six months ended June 30, 2021, as compared to $267,000 and $1.6 million, respectively, for the three and six months ended June 30, 2020. Revenue primarily consisted of revenues under collaborative research and development arrangements, including arrangements with affiliated entities, for the three and six months ended June 30, 2021 and 2020. The decrease in revenue for the six-month period year over year was primarily due to less milestone revenue earned from our affiliated entity PLS.
Research and development expenses. Research and development expenses for the three and six months ended June 30, 2021 were $70.8 million and $109.9 million, respectively, as compared to $22.4 million and $41.5 million, respectively, for the three and six months ended June 30, 2020. In each case, the significant increase was primarily attributable to manufacturing scale-up activities for INO-4800 in 2021. These INO-4800 activities included:
•expenses related to the acquisition and installation of manufacturing equipment, which increased by $21.9 million for each of the three-month and six-month periods; and
•drug manufacturing, outside services and clinical study expenses, which increased by $16.2 million and $27.9 million for the three-month and six-month periods, respectively.
Other increases for the three-month and six-month periods year over year included:
•$7.9 million and $10.5 million, respectively, in engineering services and expensed equipment related to our CELLECTRA® 3PSP device array automation project;
•$3.5 million and $8.3 million, respectively in employee and contractor compensation;
•$3.0 million and $3.7 million, respectively, in drug manufacturing expenses related to our RRP study; and
•$894,000 and $3.8 million, respectively, in employee stock-based compensation.
These increases were offset by increases in contra-research and development expense recorded from grant agreements of $8.1 million and $16.9 million for the three-month and six-month periods, respectively, among other variances.
Contributions received from current grant agreements and recorded as contra-research and development expense were $17.2 million and $31.0 million, respectively, for the three and six months ended June 30, 2021 as compared to $9.1 million and $14.1 million, respectively, for the three and six months ended June 30, 2020. The increase for the three-month period year over year was primarily due to an increase of $13.4 million earned under the DoD grant, offset by decreases of $4.6 million and $850,000 earned under the grants from CEPI and Gates, respectively, related to INO-4800 and device development activities, among other variances. The increase for the six-month period year over year was primarily due to increases of $21.2 million and $1.5 million earned under the DoD grant and CEPI grants related to our Lassa fever and MERS vaccine candidates, respectively. These increases were offset by decreases of $4.6 million and $1.1 million from our CEPI grants related to INO-4800 and device development and the MCDC grant, respectively, among other variances.
General and administrative expenses. General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, were $12.7 million and $26.5 million, respectively, for the three and six months ended June 30, 2021, as compared to $11.1 million and $18.5 million, respectively, for the three and six months ended June 30, 2020. Increases for the three-month and six-month periods year over year included:
•$1.1 million and $3.8 million, respectively, in employee and consultant stock-based compensation;
•$1.0 million and $1.4 million, respectively, in employee compensation;
•$84,000 and $2.0 million, respectively, in legal and accounting expenses; and
•$588,000 and $1.0 million, respectively, in insurance expenses.

These increases were partially offset by lower expenses for work performed related to corporate marketing and communications of $640,000 and $1.3 million, respectively, among other variances.
Stock-based compensation. Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense for the three and six months ended June 30, 2021 was $5.3 million and $14.5 million, respectively. Of these amounts, $2.7 million and $7.9 million, respectively, was included in research and development expenses, and $2.6 million and $6.6 million, respectively, was included in general and administrative expenses. Total employee and director stock-based compensation expense for the three and six months ended June 30, 2020 was $3.4 million and $7.1 million, respectively. Of these amounts, $1.8 million and $4.1 million, respectively, was included in research and development expenses, and $1.6 million and $3.0 million, respectively, was included in general and administrative expenses. The year over year increase was primarily related to a higher weighted average grant date fair value for the awards granted in the first quarter 2021 and grants vesting during the period.
Interest income. Interest income for the three and six months ended June 30, 2021 was $928,000 and $1.7 million, respectively, as compared to $1.1 million and $1.5 million, respectively, for the three and six months ended June 30, 2020.
Interest expense. Interest expense for the three and six months ended June 30, 2021 was $467,000 and $980,000, respectively, as compared to $2.8 million and $5.7 million, respectively, for the three and six months ended June 30, 2020. The decrease for the three and six-month periods year over year was due to less interest expense recorded for our convertible senior notes, or the Notes, due to the partial conversions of the Notes into shares of our common stock in the third and fourth quarters of 2020 and full conversion of December 2021 Bonds in March 2021, as well as no interest expense recorded on our August 2019 Bonds due to their full conversion into shares of our common stock in August 2020.
Change in fair value of derivative liability. The change in fair value of derivative liability for the three and six months ended June 30, 2020 was $97.8 million and $111.0 million, respectively. We determined that our August 2019 Bonds included an embedded conversion feature that was considered to be a derivative liability requiring bifurcation from the debt instrument and separate recognition in our financial statements. The conversion feature was revalued at the end of each reporting period and immediately prior to the conversion of the August 2019 Bonds in August 2020, with the resulting changes in fair value reflected in the condensed consolidated statements of operations. There was no change in fair value for the three and six months ended June 30, 2021, as the derivative liability was derecognized upon the conversion in full of the August 2019 Bonds in August 2020.
Gain (loss) on investment in affiliated entities. The gain (loss) results from the change in the fair market value of our investment in PLS for a gain of $279,000 and a loss of $552,000, respectively, for the three and six months ended June 30, 2021 as compared to the change in the fair market value of the investments in PLS and GeneOne for a loss of $3.9 million and gain of $9.3 million, respectively, for the three and six months ended June 30, 2020. During the third quarter of 2020, we sold our full equity interest in GeneOne. We record our investment in PLS at its market value based on the closing price of the shares on the Korea New Exchange Market at each balance sheet date, with changes in fair value reflected in the condensed consolidated statements of operations.
Net unrealized gain (loss) on available-for-sale equity securities. The net unrealized gain (loss) on available-for-sale equity securities for the three and six months ended June 30, 2021 of $136,000 and $(711,000), respectively, as compared to $4.4 million and $(691,000), respectively, for the three and six months ended June 30, 2020, resulted from a change in the fair market value of the investments.
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
Working Capital and Liquidity
As of June 30, 2021, we had cash, cash equivalents and short-term investments of $443.7 million and working capital of $490.7 million, as compared to $411.6 million and $429.5 million, respectively, as of December 31, 2020. The increase in cash and short-term investments during the six months ended June 30, 2021 was primarily due to the net proceeds from the sale of our common stock in an underwritten public offering in January 2021, offset by expenditures related to our research and development activities, clinical trials and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.
Cash Flows
Net cash used in operating activities was $131.3 million and $52.6 million for the six months ended June 30, 2021 and 2020, respectively. Net cash used in operating activities for the six months ended June 30, 2021 consisted of net loss of $136.5 million, less use of net cash in operating assets and liabilities of $14.0 million partially offset by net non-cash adjustments of $19.2 million. The net cash used in operating activities included a $27.8 million increase in prepaid expenses and other assets, primarily made up of prepayments for facilities, equipment and manufacturing related to INO-4800. The primary non-cash adjustments to net loss included stock-based compensation of $15.2 million, depreciation and amortization of $1.6 million, and net unrealized loss on available-for-sale equity securities of $711,000, among other items.
Net cash used in operating activities for the six months ended June 30, 2020 consisted of net loss of $162.3 million, less use of net cash in operating assets and liabilities of $913,000, partially offset by net non-cash adjustments of $110.6 million. The primary non-cash expenses added back to net loss included the increase in fair value of derivative liability of $111.0 million, stock-based compensation of $7.7 million, interest expense of $3.0 million and depreciation and amortization of $1.9 million. These non-cash expenses were offset by non-cash gain on investment in affiliated entities of $9.3 million, gain on deconsolidation of Geneos of $4.1 million and the acquisition of investment in our affiliated entity PLS of $1.7 million through the settlement of accounts receivable with additional shares of PLS common stock.
Net cash used in investing activities was $224.8 million and $94.2 million for the six months ended June 30, 2021 and 2020, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Net cash provided by financing activities was $164.3 million and $340.0 million for the six months ended June 30, 2021 and 2020, respectively. The variance was primarily due to the proceeds from the sale of common stock under the ATM sales agreement in 2020, offset by the net proceeds from the January 2021 underwritten public offering.
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
During the six months ended June 30, 2021, stock options to purchase 1,194,696 shares of common stock were exercised for aggregate net proceeds to us of $6.2 million, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $3.9 million. During the six months ended June 30, 2020, stock options to purchase 1,649,874 shares of common stock were exercised for aggregate net proceeds to us of $9.6 million, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $2.1 million.
As of June 30, 2021, we had an accumulated deficit of $1.0 billion and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. These activities will require additional financing. If these activities are successful and if we receive approval from the FDA to market our product candidates, then we will need to raise additional funding to market and sell the approved products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that our current cash and short-term investments are sufficient to meet our planned working capital requirements for at least the next twelve months from the date of this report.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Contractual Obligations
During the three months ended March 31, 2021, all outstanding December 2019 Bonds were converted into 1,009,450 shares of our common stock. There were no other significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets, and the recent fluctuations in interest rates and availability of funding in the credit markets primarily impact the performance of our investments. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments at June 30, 2021, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.
The interest rate on our indebtedness, consisting of the Notes, is fixed and not subject to fluctuations in interest rates.

Fair Value Measurements
The investment in affiliated entity at June 30, 2021 represents our ownership interest in the Korean-based company PLS. We report this investment at fair value on the condensed consolidated balance sheet using the closing price of PLS shares of common stock as reported on the date of determination on the Korea New Exchange Market.
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the three and six months ended June 30, 2021 were made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of certain cash and cash equivalents held in South Korea that are denominated in South Korean Won and the valuation of our equity investment in PLS, which is denominated in South Korean Won and then translated into United States dollars. We do not have any foreign currency hedging instruments in place.
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
Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2021 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
Securities Litigation
On March 12, 2020, a purported shareholder class action complaint, McDermid v. Inovio Pharmaceuticals, Inc. and J. Joseph Kim, was filed in the United States District Court for the Eastern District of Pennsylvania, naming us and J. Joseph Kim, our Chief Executive Officer, as defendants. The lawsuit alleges that we made materially false and misleading statements regarding our development of a vaccine for COVID-19 in our public disclosures in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On June 18, 2020, the court appointed Manuel Williams to serve as lead plaintiff. On August 3, 2020, Mr. Williams filed a consolidated complaint, naming us and three of our officers as defendants. On September 21, 2020, Mr. Williams and another purported stockholder, Andrew Zenoff filed a first amended complaint, naming us and three of our officers as defendants. Defendants filed a motion to dismiss plaintiff’s first amended complaint on November 5, 2020. On February 16, 2021, the court issued an order granting in part, and denying in part, Defendants’ motion to dismiss. The court granted Defendants’ motion to dismiss, and dismissed with prejudice, the claims premised on the April 30 and June 30, 2020 statements. The court denied Defendants’ motion to dismiss as to the remaining statements. On March 9, 2021, Defendants filed their answer to the complaint. On July 29, 2021, Plaintiffs moved to certify the class action. The case is now in discovery.
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
We have experienced significant operating losses to date; as of June 30, 2021, our accumulated deficit was approximately $1.0 billion. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our DNA vaccine, DNA immunotherapy and dMAB product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.
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
•slower than expected recruitment and enrollment of patients to participate in clinical trials for a variety of reasons, including competition from other clinical trial programs for similar indications or, with respect to our clinical trials for INO-4800, mass vaccination efforts;
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
Our planned Phase 3 clinical trial of INO-4800 in the United States as a potential COVID-19 vaccine has been placed on partial clinical hold by the U.S. FDA, which may cause delays in our ability to conduct clinical trials in the United States.

Our planned clinical development of INO-4800 in the United States as a potential COVID-19 vaccine has been placed on partial clinical hold by the U.S. FDA, which means that we cannot commence a Phase 3 clinical trial in the United States. Although the partial clinical hold does not necessarily prevent us from starting our planned Phase 3 clinical trials outside of the United States, foreign regulatory authorities may require that we satisfactorily resolve the FDA’s remaining questions relating to the CELLECTRA 2000 device, or such foreign regulatory authorities may impose similar requirements, before we can commence or complete the portion of our Phase 3 clinical trial to be conducted in foreign countries. We are actively working to address the FDA’s questions. There can be no assurance, however, regarding the timing of the FDA’s agreement to lift the partial clinical hold or whether we will ultimately be successful in obtaining any such determination from the FDA to do so.
Delays in the commencement of our Phase 3 clinical trial or completion of ongoing clinical testing for INO-4800 could significantly affect our product development costs. We do not know whether our planned Phase 3 clinical trial will begin on time or be completed on schedule, if at all. In addition, our ongoing clinical trials for INO-4800 may not be completed on schedule, or at all, and could be placed on additional holds by regulators either in the United States or in foreign jurisdictions for reasons unrelated to our current hold. If we experience delays in completion of, or if we terminate, any of our clinical trials relating to INO-4800, the commercial prospects for our product candidate may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Further, delays in the commencement or completion of clinical trials may adversely affect the trading price of our common stock.
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
There can be no assurance that the product we are developing for COVID-19 would be granted an Emergency Use Authorization by the FDA or similar authorization by regulatory authorities outside of the United States if we were to decide to apply for such an authorization. The option of seeking an Emergency Use Authorization may no longer exist if the public health emergency has expired or if a sufficient supply of COVID-19 vaccines have obtained full Biologics License Approval, or foreign equivalent, by the time we are ready to submit an application. If we do not timely apply for such an emergency use authorization or, if we do apply and no authorization is granted or, once granted, it is terminated, we will be unable to sell our product in the near future and instead, will be required to pursue the biologic licensure process in order to sell our product, which is lengthy and expensive.
We may seek an Emergency Use Authorization, or EUA, from the FDA or similar authorization from regulatory authorities outside of the United States, such as conditional marketing authorization from the EMA. If we apply for an EUA and it is granted, an EUA will authorize us to market and sell our COVID-19 vaccine under certain conditions of authorization as long as the public health emergency exists. The FDA expects that companies which receive an EUA for COVID-19 vaccines will proceed to licensure of their vaccine products under a full Biologics License Application. The FDA may issue an EUA during a Public Health Emergency if the agency determines that the potential benefits of a product outweigh the potential risks and if other regulatory criteria are met. There is no guarantee that we will apply for an EUA or other similar authorization or, if we do apply, that we will be able to obtain such authorization. If an EUA or other authorization is granted, we will rely on the FDA or other applicable regulatory authority policies and guidance governing vaccines authorized in this manner in connection with the marketing and sale of our product. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our product could be adversely impacted. An EUA authorizing the marketing and sale of our product will terminate upon expiration of the Public Health Emergency, which is a determination made by the Secretary of Health and Human Services. The FDA may also terminate an EUA if safety issues or other concerns about our product arise or if we fail to comply with the conditions of authorization. If our competitors obtain full biologics licensure, the FDA or foreign regulatory authorities may no longer grant EUAs for COVID-19 vaccines if the medical need has been met, thereby forcing us to seek full biologics licensure. If we apply for an EUA or similar authorization from regulatory authorities outside of the United States, the failure to obtain such authorization or the termination of such an authorization, if obtained, would adversely impact our ability to market and sell our COVID-19 vaccine, which could adversely impact our business, financial condition and results of operations.
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
In order to market any electroporation equipment and product candidates outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval, and the regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. For example, in connection with our planned Phase 3 clinical trials of INO-4800 to be conducted outside of the United States, some regulatory authorities have indicated concerns with placebo-controlled efficacy trials of a COVID-19 vaccine, which means that we would not be able to open clinical trial sites in those countries. Furthermore, regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. Such effects include the risks that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and have an adverse effect on their commercial potential or require costly, post-marketing follow-up studies.
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
In December 2019, a novel strain of coronavirus, since named SARS-CoV-2, causing the disease known as COVID-19, was reported in China. Since then, COVID-19 has spread globally, resulting in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic” in March 2020 and United States also declaring a national emergency. In response to the COVID-19 pandemic, a number of governmental orders and other public health guidance measures were implemented across much of the United States, including in the locations of our offices, laboratories, clinical trial sites and third parties on whom we rely. As a result, our expected clinical development timelines could be negatively affected by COVID-19, which could then materially and adversely affect our business, financial condition and results of operations. Further, we have implemented a work from home policy allowing employees who can work from home to do so, while those needing to work in laboratory facilities work in shifts to reduce the number of people gathered together at one time. We have also implemented a mask-wearing mandate for all on-site activities. Non-essential business travel has been suspended and online and teleconference technology is used to meet virtually rather than in person. We have taken measures to secure our research and development project activities, while work in laboratories has been organized to reduce risk of COVID-19 transmission. Our increased reliance on personnel working from home may negatively impact our productivity, or could disrupt, delay or otherwise adversely impact our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories could be delayed.
In addition, as local jurisdictions continue to put restrictions in place or reinstitute restrictions they had previously lifted, our ability to continue to conduct and enroll patients in our clinical trials, manufacture our product candidates and pursue collaborations may also be limited. Such events may result in business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.
The spread of COVID-19, which has caused a broad impact globally, could also affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has resulted in significant disruption of global financial markets, which could reduce our ability to access capital. Although we have raised significant funds from the sale of our common stock in the public markets during the pandemic, there can be no guarantee that we will be able to continue to so, which could negative affect our future liquidity. In addition, if a global economic recession results following the spread of COVID-19, including newly emerging SARS-CoV-2 variants, its impact could materially affect our business and the value of our common stock.
The continued spread of COVID-19, including newly emerging SARS-CoV-2 variants, globally has and could continue to adversely affect our clinical trial operations, including our ability to initiate and conduct our planned trials on their expected timelines and to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. For example, COVID-19 has adversely impacted the timeline for data collection for our VGX-3100 program. An increasing number of trial participants are either not able or do not feel safe going into healthcare facilities, which is necessary for the collection and completion of data samples for this trial. As a result, it is taking longer than anticipated to complete the data collection process. Further, the COVID-19 outbreak could result in delays in our clinical trials due to prioritization of hospital resources toward the outbreak, restrictions in travel, potential unwillingness of patients to enroll in trials, patients withdrawing from trials following enrollment as a result of contracting COVID-19 or other health conditions, or the inability of patients to comply with clinical trial protocols as quarantines and travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. These restrictions may delay the conduct of multiple clinical trials including our Phase 1 through 3 clinical trials.
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
The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 may impact our business, operations and clinical trials will depend on future developments, including travel restrictions in the United States and other countries, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including mass vaccination efforts, and whether the United States and additional countries are required to move to complete lock-down status. The ultimate long-term impact of COVID-19 is highly uncertain.
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

There remain judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry qualifying health insurance coverage for all or part of a year. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage, and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through December 31, 2021 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Further there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and implemented others under its existing authority. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation (MFN) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. Further, at the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.
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
•given the nature of the COVID-19 pandemic, governments in the United States or abroad may prevent us from enforcing patents on our vaccines, which could prevent us from excluding competitors from those markets;
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Not applicable.

ITEM 6.    EXHIBITS

(a)    Exhibits

Exhibit Number	Description of Document
3.1	Certificate of Incorporation with all amendments (incorporated by reference to Exhibit 3.1 of the registrant’s Form S-3 registration statement, filed on July 23, 2014).

3.2	Amended and Restated Bylaws of Inovio Pharmaceuticals, Inc. dated August 10, 2011 (incorporated by reference to Exhibit 3.2 to the registrant’s Form 8-K current report filed on August 12, 2011).

10.1†	Amended and Restated Collaboration and License Agreement dated June 7, 2021, by and between Inovio Pharmaceuticals, Inc. and Advaccine Biopharmaceuticals Suzhou Co., Ltd. (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Certain confidential portions of this exhibit (indicated by asterisks) were omitted pursuant to applicable regulations.

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

Inovio Pharmaceuticals, Inc.

Date:	August 9, 2021	By	/s/ J. JOSEPH KIM
J. Joseph Kim President, Chief Executive Officer and Director (On Behalf of the Registrant)

Date:	August 9, 2021	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)