Form 10-Q
period 2021-09-30
INOVIO PHARMACEUTICALS, INC.
filed 2021-11-09
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 210,385,877 as of November 5, 2021.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended September 30, 2021

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
•Our planned Phase 3 clinical trial of INO-4800 in the United States as a potential COVID-19 vaccine was previously placed on partial clinical hold by the U.S. FDA. Even though the hold has been lifted, we may experience delays in our ability to conduct a Phase 3 clinical trial in the United States.
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
•Delays in the commencement, conduct or completion of clinical testing could result in increased costs to us and delay or limit our ability to generate revenues.
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

Part I. Financial Information
Item 1.    Financial Statements

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,941,337	$250,728,118
Short-term investments	326,999,236	160,914,935
Accounts receivable	4,770,773	18,559,967
Accounts receivable from affiliated entities	2,354,316	503,782
Prepaid expenses and other current assets	85,331,311	40,357,456
Prepaid expenses and other current assets from affiliated entities	—	106,432
Total current assets	487,396,973	471,170,690
Fixed assets, net	17,579,013	11,348,144
Investment in affiliated entity	3,886,710	4,460,366
Investment in Geneos	—	434,387
Intangible assets, net	2,753,126	3,146,770
Goodwill	10,513,371	10,513,371
Operating lease right-of-use assets	11,878,236	12,741,296
Other assets	1,755,083	25,957,448
Total assets	$535,762,512	$539,772,472
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$28,654,864	$21,203,808
Accounts payable and accrued expenses due to affiliated entities	491,645	642,969
Accrued clinical trial expenses	13,618,825	9,950,345
Deferred revenue	77,878	46,628
Operating lease liability	2,536,399	2,329,394
Grant funding liability	5,964,931	7,474,310
Grant funding liability from affiliated entity	31,250	58,500
Total current liabilities	51,375,792	41,705,954
Deferred revenue, net of current portion	68,075	79,214
Convertible senior notes	14,479,334	14,139,988
Convertible bonds	—	4,515,834
Operating lease liability, net of current portion	16,133,245	18,063,515
Deferred tax liabilities	32,046	32,046
Grant funding liability from affiliated entity, net of current portion	37,500	37,500
Other liabilities	64,141	57,663
Total liabilities	82,190,133	78,631,714
Stockholders’ equity:
Preferred stock	—	—
Common stock	210,362	186,851
Additional paid-in capital	1,556,527,891	1,367,406,869
Accumulated deficit	(1,102,907,942)	(906,196,812)
Accumulated other comprehensive loss	(257,932)	(256,150)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	453,572,379	461,140,758
Total liabilities and stockholders’ equity	$535,762,512	$539,772,472

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Revenue under collaborative research and development arrangements	$81,447	$21,490	$203,985	$167,092
Revenue under collaborative research and development arrangements with affiliated entities	95,136	103,684	219,872	1,370,956
Other revenue	115,115	111,004	511,786	292,591
Total revenues	291,698	236,178	935,643	1,830,639
Operating expenses:
Research and development	47,088,669	26,455,112	156,941,505	67,942,875
General and administrative	13,156,183	10,110,506	39,703,718	28,630,370
Total operating expenses	60,244,852	36,565,618	196,645,223	96,573,245
Loss from operations	(59,953,154)	(36,329,440)	(195,709,580)	(94,742,606)
Other income (expense):
Interest income	766,271	896,710	2,463,618	2,380,678
Interest expense	(476,374)	(1,984,046)	(1,456,134)	(7,634,442)
Change in fair value of derivative liability	—	35,306,000	—	(75,670,977)
Gain (loss) on investment in affiliated entities	(21,999)	26,951,898	(573,656)	36,250,341
Net unrealized gain (loss) on available-for-sale equity securities	(455,299)	1,315,980	(1,166,764)	624,522
Other income (expense), net	(28,486)	(136,644)	165,773	(714,246)
Gain on deconsolidation of Geneos	—	—	—	4,121,075
Loss on extinguishment of convertible bonds	—	(8,177,043)	—	(8,177,043)
Gain on extinguishment of convertible senior notes	—	3,087,595	—	3,087,595
Net income (loss) before share in net loss of Geneos	(60,169,041)	20,931,010	(196,276,743)	(140,475,103)
Share in net loss of Geneos	—	(1,759,674)	(434,387)	(2,661,431)
Net income (loss)	(60,169,041)	19,171,336	(196,711,130)	(143,136,534)
Net loss attributable to non-controlling interest	—	—	—	1,063,757
Net income (loss) attributable to Inovio Pharmaceuticals, Inc.	$(60,169,041)	$19,171,336	$(196,711,130)	$(142,072,777)
Net income (loss) per share attributable to Inovio Pharmaceuticals, Inc. stockholders
Basic	$(0.29)	$0.12	$(0.95)	$(0.96)
Diluted	$(0.29)	$0.11	$(0.95)	$(0.96)
Weighted average number of common shares outstanding
Basic	210,304,836	165,355,540	207,455,684	148,656,454
Diluted	210,304,836	174,376,402	207,455,684	148,656,454

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(60,169,041)	$19,171,336	$(196,711,130)	$(143,136,534)
Other comprehensive income (loss):
Foreign currency translation	(10,872)	6,184	(22,813)	6,184
Unrealized gain (loss) on short-term investments, net of tax	18,849	356,012	21,031	(726,626)
Comprehensive income (loss)	(60,161,064)	19,533,532	(196,712,912)	(143,856,976)
Comprehensive loss attributable to non-controlling interest	—	—	—	1,063,757
Comprehensive income (loss) attributable to Inovio Pharmaceuticals, Inc.	$(60,161,064)	$19,533,532	$(196,712,912)	$(142,793,219)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three and Nine Months Ended September 30, 2021
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2020	9	$—	186,851,493	$186,851	$1,367,406,869	$(906,196,812)	$(256,150)	$461,140,758
Issuance of common stock for cash, net of financing costs of $531,000		—	20,355,000	20,355	162,084,675	—	—	162,105,030
Conversion of December 2019 Bonds to common stock	—	—	1,009,450	1,009	4,376,883	—	—	4,377,892
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	1,118,093	1,118	(1,202,907)	—	—	(1,201,789)
Stock-based compensation	—	—	—	—	9,595,947	—	—	9,595,947
Net loss attributable to common stockholders	—	—	—	—	—	(54,402,131)	—	(54,402,131)
Unrealized gain on short-term investments	—	—	—	—	—	—	4,861	4,861
Foreign currency translation	—	—	—	—	—	—	(14,419)	(14,419)
Balance at March 31, 2021	9	$—	209,334,036	$209,333	$1,542,261,467	$(960,598,943)	$(265,708)	$581,606,149
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	812,844	813	3,440,610	—	—	3,441,423
Stock-based compensation	—	—	—	—	5,646,358	—	—	5,646,358
Net loss attributable to common stockholders	—	—	—	—	—	(82,139,958)	—	(82,139,958)
Unrealized loss on short-term investments	—	—	—	—	—	—	(2,679)	(2,679)
Foreign currency translation	—	—	—	—	—	—	2,478	2,478
Balance at June 30, 2021	9	$—	210,146,880	$210,146	$1,551,348,435	$(1,042,738,901)	$(265,909)	$508,553,771
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	215,954	216	(440,996)	—	—	(440,780)
Stock-based compensation	—	—	—	—	5,620,452	—	—	5,620,452
Net loss attributable to common stockholders	—	—	—	—	—	(60,169,041)	—	(60,169,041)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	18,849	18,849
Foreign currency translation	—	—	—	—	—	—	(10,872)	(10,872)
Balance at September 30, 2021	9	—	210,362,834	$210,362	$1,556,527,891	$(1,102,907,942)	$(257,932)	$453,572,379

	Three and Nine Months Ended September 30, 2020
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total stockholders’ equity
Balance at December 31, 2019	23	$—	101,361,034	$101,361	$742,646,785	$(739,785,655)	$472,608	$1,969,759	$5,404,858
Issuance of common stock for cash	—	—	43,148,952	43,149	208,198,784	—	—	—	208,241,933
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	1,405,114	1,405	3,099,298	—	—	—	3,100,703
Stock-based compensation	—	—	—	—	4,017,761	—	—	(16,208)	4,001,553
Acquisition of non-controlling interest in Geneos	—	—	—	—	—	—	—	2,169,998	2,169,998
Net loss attributable to common stockholders	—	—	—	—	—	(32,541,054)	—	(594,350)	(33,135,404)
Unrealized loss on short-term investments	—	—	—	—	—	—	(1,929,538)	—	(1,929,538)
Balance at March 31, 2020	23	$—	145,915,100	$145,915	$957,962,628	$(772,326,709)	$(1,456,930)	$3,529,199	$187,854,103
Issuance of common stock for cash	—	—	12,041,178	12,041	121,706,881	—	—	—	121,718,922
Conversion of preferred stock to common stock	(14)	—	5,147	5	(5)	—	—	—	—
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	794,986	795	4,421,449	—	—	—	4,422,244
Stock-based compensation	—	—	—	—	3,654,289	—	—	8,146	3,662,435
Acquisition of non-controlling interest in Geneos	—	—	—	—	—	—	—	209,971	209,971
Deconsolidation of Geneos	—	—	—	—	—	—	—	(3,181,640)	(3,181,640)
Net loss attributable to common stockholders	—	—	—	—	—	(128,703,059)	—	(469,407)	(129,172,466)
Unrealized gain on short-term investments	—	—	—	—	—	—	846,900	—	846,900
Balance at June 30, 2020	9	$—	158,756,411	$158,756	$1,087,745,242	$(901,029,768)	$(610,030)	$96,269	$186,360,469
Conversion of senior notes to common stock	—	—	3,546,074	3,546	12,967,814	—	—	—	12,971,360
Conversion of August 2019 Bonds to common stock	—	—	4,962,364	4,961	102,666,349	—	—	—	102,671,310
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	263,586	264	(1,695,315)	—	—	—	(1,695,051)
Stock-based compensation	—	—	—	—	4,158,495	—	—	—	4,158,495
Acquisition of non-controlling interest in Geneos	—	—	—	—	—	—	—	—	—
Net income attributable to common stockholders	—	—	—	—	—	19,171,336	—	—	19,171,336
Unrealized gain on short-term investments	—	—	—	—	—	—	356,012	—	356,012
Foreign currency translation	—	—	—	—	—	—	6,184	—	6,184
Balance at September 30, 2020	9	$—	167,528,435	$167,527	$1,205,842,585	$(881,858,432)	$(247,834)	$96,269	$324,000,115

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(196,711,130)	$(143,136,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,094,896	2,323,505
Amortization of intangible assets	393,644	410,311
Change in fair value of derivative liability	—	75,670,977
Stock-based compensation	20,862,757	11,822,483
Non-cash interest expense	378,331	3,019,780
(Gain) loss on short-term investments	(117,877)	571,778
Settlement of receivable with shares of common stock from affiliated entity (PLS)	—	(1,713,770)
Gain on deconsolidation of Geneos	—	(4,121,075)
Gain (loss) on equity investment in affiliated entities	573,656	(36,250,341)
Share of net loss in Geneos	434,387	2,661,431
Loss on extinguishment of convertible December 2019 bonds	—	8,177,043
Gain on extinguishment of convertible senior notes	—	(3,087,595)
Net unrealized loss (gain) on available-for-sale equity securities	1,166,764	(624,522)
Non-cash lease expense	863,060	774,438
Unrealized transaction gain on foreign-currency denominated debt	(176,927)	(290,602)
Amortization of premium on short-term investments	1,150,985	—
Changes in operating assets and liabilities:
Accounts receivable	13,789,194	(6,992,871)
Accounts receivable from affiliated entities	(1,850,534)	846,894
Prepaid expenses and other current assets	(52,683,192)	(30,055,813)
Prepaid expenses and other current assets from affiliated entities	106,432	409,996
Other assets	24,202,365	(14,969,731)
Accounts payable and accrued expenses	7,421,976	5,383,268
Accrued clinical trial expenses	3,668,480	1,853,216
Accounts payable and accrued expenses due to affiliated entities	(151,324)	287,609
Deferred revenue	20,111	(33,115)
Deferred revenue from affiliated entities	—	(31,775)
Operating lease right-of-use assets and liabilities, net	(1,723,265)	(1,550,860)
Grant funding liability	(1,509,379)	2,551,410
Grant funding liability from affiliated entities	(27,250)	(670,925)
Other liabilities	6,478	2,833
Net cash used in operating activities	(177,817,362)	(126,762,557)
Cash flows from investing activities:
Purchases of investments	(308,464,967)	(153,135,274)
Proceeds from sale or maturity of investments	140,201,825	61,263,665
Purchases of capital assets	(587,348)	(558,588)
Proceeds from the sale of investment in GeneOne	—	40,125,418
Decrease in cash resulting from the deconsolidation of Geneos	—	(2,774,851)
Net cash used in investing activities	(168,850,490)	(55,079,630)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	162,105,030	329,960,855
Proceeds from stock option exercises	6,410,202	9,856,073
Taxes paid related to net share settlement of equity awards	(4,611,348)	(4,028,177)

Acquisition of non-controlling interest	—	2,379,969
Proceeds from Geneos issuance of note payable	—	171,620
Net cash provided by financing activities	163,903,884	338,340,340
Effect of exchange rate changes on cash and cash equivalents	(22,813)	6,184
(Decrease) Increase in cash and cash equivalents	(182,786,781)	156,504,337
Cash and cash equivalents, beginning of period	250,728,118	22,196,097
Cash and cash equivalents, end of period	$67,941,337	$178,700,434

Supplemental disclosures:
Amounts accrued for purchases of fixed assets	$29,080	$198,761
Interest paid	$1,077,803	$4,614,662
Change in prepaid expenses and other current assets included in fixed assets	$7,709,337	$—
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
Human clinical trial data to date have shown a favorable safety profile of INOVIO's DNA medicines delivered directly into cells in the body using the CELLECTRA® smart device in more than 12,000 administrations across more than 3,900 patients.
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
The Company's partners and collaborators include ApolloBio Corporation., AstraZeneca, Beijing Advaccine, The Bill & Melinda Gates Foundation, Coalition for Epidemic Preparedness Innovations ("CEPI"), The U.S. Department of Defense ("DoD"), Defense Advanced Research Projects Agency ("DARPA"), HIV Vaccines Trial Network, the U.S. Defense Threat Reduction Agency’s Medical CBRN Defense Consortium ("MCDC"), International Vaccine Institute ("IVI"), Kaneka Eurogentec, National Cancer Institute, National Institutes of Health, National Institute of Allergy and Infectious Diseases, Ology Bioservices, the Parker Institute for Cancer Immunotherapy, Plumbline Life Sciences, Regeneron Pharmaceuticals, Inc., Richter-Helm BioLogics, Thermo Fisher Scientific, the University of Pennsylvania, the Walter Reed Army Institute of Research and The Wistar Institute.
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
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2021 and 2020 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented. The results of operations for the three and nine months ended September 30, 2021 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2021. The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In June 2020, the Company formed a wholly-owned subsidiary, Inovio Asia LLC, under the laws of South Korea, through which the Company intends to advance its corporate development projects and other functions in South Korea and other Asian countries.
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiaries. As of September 30, 2021, the Company consolidated its wholly-owned subsidiary Inovio Asia LLC. On December 31, 2020, former wholly-owned subsidiaries Genetronics, Inc. and VGX Pharmaceuticals Inc. and former majority-owned subsidiary VGX Animal Health, Inc. were merged into Inovio Pharmaceuticals, Inc. All intercompany accounts and transactions were eliminated upon consolidation. As of June 1, 2020, the Company deconsolidated its former subsidiary Geneos Therapeutics, Inc. ("Geneos"), as the Company no longer held a controlling financial interest. Refer to Footnote 17 for further discussion.
Liquidity
The Company incurred a net loss attributable to common stockholders of $60.2 million and $196.7 million for the three and nine months ended September 30, 2021, respectively. The Company had working capital of $436.0 million and an accumulated deficit of $1.1 billion as of September 30, 2021. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates. The Company’s cash, cash equivalents and short-term investments of $394.9 million as of September 30, 2021 are sufficient to support the Company's operations for a period of at least 12 months from the date of issuance of these financial statements.
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
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Inovio be unable to continue as a going concern. The Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has evaluated subsequent events after the balance sheet date through the date it issued these condensed consolidated financial statements.
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
The Company continues to closely monitor the impact of the COVID-19 pandemic on its employees, collaborators and service providers. The extent to which the pandemic will continue to impact the Company's business and operations will depend on future developments, including travel restrictions to, from and within the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including mass vaccination efforts, that are highly uncertain as of the date the Company is issuing these financial statements.

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

License costs are recorded based on the fair value of consideration paid and are amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement to the extent the license has an alternative future use. As of September 30, 2021 and December 31, 2020, the Company’s intangible assets resulting from the acquisition of Inovio AS and Bioject Medical Technologies, Inc. ("Bioject"), and additional intangibles including license costs, net of accumulated amortization, totaled $2.8 million and $3.1 million, respectively.
The determination of the value of intangible assets requires management to make estimates and assumptions that affect the Company’s condensed consolidated financial statements. The Company assesses potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company’s judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of its acquired businesses, market conditions and other factors. If impairment is indicated, the Company will reduce the carrying value of the intangible asset to fair value. While current and historical operating and cash flow losses are potential indicators of impairment, the Company believes the future cash flows to be received from its intangible assets will exceed the intangible assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through September 30, 2021.
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
5. Revenue Recognition
During the three and nine months ended September 30, 2021, the Company recognized total revenue under collaborative research and development arrangements of $95,000 and $220,000, respectively, from its affiliated entity Plumbline Life Sciences, Inc. ("PLS") and $196,000 and $716,000, respectively, from various other contracts as a result of performance obligations being satisfied. Of the total revenue recognized during the three and nine months ended September 30, 2021, $4,000 and $42,000, respectively, were in deferred revenue as of December 31, 2020.

6. Short-term Investments
Short-term investments at September 30, 2021 consisted of mutual funds, U.S. treasury securities, certificates of deposit and U.S. agency mortgage-backed securities. Short-term investments at December 31, 2020 consisted of mutual funds, certificates of deposit and U.S. agency mortgage-backed securities. Short-term investments are recorded at fair value, based on current market valuations. Unrealized gains and losses on the Company's short-term debt investments are excluded from earnings and reported as a separate component of other comprehensive loss until realized. Realized gains and losses and unrealized gains and losses on available-for-sale equity securities are included in non-operating other income (expense) on the condensed consolidated statements of operations and are derived using the specific identification method for determining the cost of the securities sold.
During the three and nine months ended September 30, 2021, the Company recorded gross realized gain on investments of $22,000 and $380,000, respectively, and gross realized loss on investments of $58,000 and $262,000, respectively. During the three and nine months ended September 30, 2020, the Company recorded gross realized gain on investments of $105,000 and $741,000, respectively, and gross realized loss on investments of $101,000 and $1.3 million, respectively. During the three and nine months ended September 30, 2021, the Company recorded net unrealized loss on available-for-sale equity securities of $455,000 and $1.2 million, respectively. During the three and nine months ended September 30, 2020, the Company recorded net unrealized gain on available-for-sale equity securities of $1.3 million and $625,000, respectively. No material balances were reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020. Interest and dividends on investments classified as available-for-sale are included in interest income in the condensed consolidated statements of operations. As of September 30, 2021, the Company had 23 available-for-sale securities in an unrealized loss position, of which four with an aggregate total unrealized loss of $277,000 were in such position for longer than 12 months.
The following is a summary of available-for-sale securities as of September 30, 2021 and December 31, 2020:

		As of September 30, 2021
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$201,961,325	$1,341,184	$(812,450)	$202,490,059
U.S. treasury securities	Less than 1	119,670,627	—	(2,087)	119,668,540
Certificates of deposit	Less than 1	2,975,870	16,110	(343)	2,991,637
U.S. agency mortgage-backed securities	*	1,859,828	11,789	(22,617)	1,849,000
		$326,467,650	$1,369,083	$(837,497)	$326,999,236

		As of December 31, 2020
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$153,177,675	$2,339,639	$(644,140)	$154,873,174
Certificates of deposit	Less than 1	3,000,000	26,260	(10,000)	3,016,260
U.S. agency mortgage-backed securities	*	3,062,256	—	(36,755)	3,025,501
Total investments		$159,239,931	$2,365,899	$(690,895)	$160,914,935

*No single maturity date.

The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of September 30, 2021 were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at September 30, 2021, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.

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
Assets are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company does not have any liabilities measured at fair value on a recurring basis and did not have any transfer of assets or liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy during the nine months ended September 30, 2021 or 2020.
The following table presents the Company’s assets that were measured at fair value on a recurring basis, determined using the following inputs as of September 30, 2021:

	Fair Value Measurements at
	September 30, 2021
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments
Mutual funds	$202,490,059	$202,490,059	$—	$—
U.S. treasury securities	119,668,540	119,668,540	—	—
Certificates of deposit	2,991,637	—	2,991,637	—
U.S. agency mortgage-backed securities	1,849,000	—	1,849,000	—
Total short-term investments	326,999,236	322,158,599	4,840,637	—

Investment in affiliated entity	3,886,710	3,886,710	—	—
Total assets measured at fair value	$330,885,946	$326,045,309	$4,840,637	$—

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

Level 1 assets at September 30, 2021 consisted of mutual funds and U.S. treasury securities held by the Company that are valued at quoted market prices, as well as the Company’s investment in its affiliated entity, PLS. The Company accounts for its investment in 597,808 common shares of PLS based on the closing price of the shares on the Korea New Exchange Market on the applicable balance sheet date. Unrealized gains and losses on the Company's equity securities are reported in the condensed consolidated statement of operations as unrealized gain (loss) on available-for-sale equity securities or as a gain (loss) on investment in affiliated entities.
Level 2 assets at September 30, 2021 consisted of certificates of deposit and U.S. agency mortgage-backed securities held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of September 30, 2021.

8. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		September 30, 2021			December 31, 2020
	Weighted Average Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite lived:
Goodwill		$10,513,371	$—	$10,513,371	$10,513,371	$—	$10,513,371
Definite lived:
Licenses	10	1,323,761	(1,298,413)	25,348	1,323,761	(1,276,852)	46,909
Bioject(a)	12	5,100,000	(2,672,222)	2,427,778	5,100,000	(2,468,889)	2,631,111
Other(b)	18	4,050,000	(3,750,000)	300,000	4,050,000	(3,581,250)	468,750
Total intangible assets	11	10,473,761	(7,720,635)	2,753,126	10,473,761	(7,326,991)	3,146,770
Total goodwill and intangible assets		$20,987,132	$(7,720,635)	$13,266,497	$20,987,132	$(7,326,991)	$13,660,141

(a)Bioject intangible assets represent the estimated fair value of developed technology and intellectual property which were recorded from an asset acquisition.
(b)Other intangible assets represent the estimated fair value of acquired intellectual property.
Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2021 was $127,000 and $394,000, respectively. Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2020 was $137,000 and $410,000, respectively. Estimated aggregate amortization expense is $127,000 for the remainder of fiscal year 2021, $493,000 for 2022, $276,000 for 2023, $253,000 for 2024, $253,000 for 2025 and $1.4 million for 2026 and subsequent years combined.

9. Convertible Debt
Convertible Senior Notes
On February 19, 2019 and March 1, 2019, the Company completed a private placement of $78.5 million aggregate principal amount of its 6.50% convertible senior notes due 2024 (the “Notes”). The Notes were sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds from the offering were $75.7 million.
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
The balance of the Notes at September 30, 2021 is as follows:

Original principal amount	$78,500,000
Principal amount converted into common shares	(62,085,000)
Unamortized debt discount on the liability component	(1,779,640)
Unamortized debt issuance cost	(244,941)
Accrued interest	88,915
Net carrying amount	$14,479,334

For the three and nine months ended September 30, 2021, the Company recognized $476,000 and $1.4 million, respectively, of interest expense related to the Notes, of which $267,000 and $800,000, respectively, related to the contractual interest coupon. For the three and nine months ended September 30, 2020, the Company recognized $1.7 million and $5.9 million, respectively, of interest expense related to the Notes, of which $996,000 and $3.5 million, respectively, related to the contractual interest coupon.
As of September 30, 2021, future minimum payments due under the Notes, representing contractual amounts due, including interest based on the fixed rate of 6.5% per annum, are as follows:

2022	1,067,000
2023	1,067,000
2024	16,948,000
Total	$19,082,000

August 2019 Convertible Bonds
On August 1, 2019, the Company closed a private placement of the August 2019 Bonds with an aggregate principal amount of 18 billion Korean Won (KRW) (approximately USD $15.0 million based on the exchange rate on the date of issuance) issued to institutional investors led by Korea Investment Partners (KIP), a global venture capital and private equity firm based in Seoul, Korea. Net proceeds from the offering were $14.5 million.

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
December 2019 Convertible Bonds
On December 26, 2019, the Company closed a private placement of convertible promissory notes (the “December 2019 Bonds”) with an aggregate principal amount of 4.7 billion KRW (approximately USD $4.1 million based on the exchange rate on the date of issuance) issued to a Korea-based institutional investor. Net proceeds from the offering were $4.0 million.
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
At their issuance, the Company determined that the expected life of the December 2019 Bonds was equal to the period through December 31, 2022 as this represented the point at which the December 2019 Bonds were initially subject to repurchase by the Company at the option of the holders. The effective interest rate of the December 2019 Bonds was 6.2%. For the nine months ended September 30, 2021, the Company recognized $50,000 of interest expense related to the December 2019 Bonds, of which $9,000 related to the contractual interest coupon. For the three and nine months ended September 30, 2020, the Company recognized $63,000 and $185,000, respectively, of interest expense related to the December 2019 Bonds, of which $10,000 and $30,000, respectively, related to the contractual interest coupon.
As of September 30, 2021, all outstanding December 2019 Bonds were converted into 1,009,450 shares of the Company's common stock. Upon conversion, the $4.4 million carrying value of the December 2019 Bonds was reclassified to stockholders' equity.

10. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of September 30, 2021 and December 31, 2020:

			Outstanding as of
	Authorized	Issued	September 30, 2021	December 31, 2020
Common Stock, par value $0.001 per share	600,000,000	210,362,834	210,362,834	186,851,493
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	9	9

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

The 2016 Incentive Plan was originally approved by the Company's stockholders on May 13, 2016, and an amendment to the plan to increase the number of shares available for issuance was approved by the stockholders on May 8, 2019. As of September 30, 2021, the maximum number of shares of the Company’s common stock available for issuance over the term of the 2016 Incentive Plan was 20,000,000 shares. On the first business day of each calendar year, such maximum number of shares is further increased by 2,000,000 shares of common stock unless the Board determines, prior to January 1 for any such calendar year, to increase such maximum amount by a fewer number of shares or not to increase the maximum amount at all for such year. On January 1, 2021, the maximum number of shares increased by 2,000,000. At September 30, 2021, the Company had 4,579,714 shares of common stock available for future grant under the 2016 Incentive Plan, 2,446,102 shares underlying outstanding but unvested restricted stock units and options outstanding to purchase 8,002,361 shares of common stock under the 2016 Incentive Plan. The awards granted and available for future grant under the 2016 Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The 2016 Incentive Plan terminates by its terms on March 9, 2026.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At September 30, 2021, the Company had options outstanding to purchase 2,459,891 shares of common stock under the 2007 Incentive Plan. The awards granted under the 2007 Incentive Plan generally vest over three years and have a maximum contractual term of ten years.

11. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated in accordance with the treasury stock method for the outstanding stock options and restricted stock units and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The dilutive impact of the outstanding Notes and Bonds issued by the Company (discussed in Note 9) has been considered using the "if-converted" method. The calculation of diluted net income (loss) per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to the net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any. For the three and nine months ended September 30, 2021 and the nine months ended September 30, 2020, basic and diluted net loss per share were the same, as the assumed exercise or settlement of stock options and restricted stock units and the potentially dilutive shares issuable upon conversion of the Notes and Bonds would have been anti-dilutive.
The following tables reconcile the components of the numerator and denominator included in the calculation of diluted net income (loss) per share:

	Three Months Ended September 30,
	2021	2020
Numerator
Net income (loss) attributed to Inovio Pharmaceuticals, Inc. (numerator for use in basic and diluted net income (loss) per share)	$(60,169,041)	$19,171,336

Denominator
Weighted average number of common shares outstanding (denominator for use in basic net income (loss) per share)	210,304,836	165,355,540
Effect of dilutive potential common shares	—	9,020,862
Denominator for use in diluted net income (loss) per share	210,304,836	174,376,402

Net income (loss) per share, diluted	$(0.29)	$0.11

Net income (loss) per share, basic	$(0.29)	$0.12

	Nine Months Ended September 30,
	2021	2020
Numerator
Net loss attributed to Inovio Pharmaceuticals, Inc. (numerator for use in basic and diluted net loss per share)	$(196,711,130)	$(142,072,777)

Denominator
Weighted average number of common shares outstanding (denominator for use in basic net loss per share)	207,455,684	148,656,454
Effect of dilutive potential common shares	—	—
Denominator for use in diluted net loss per share	207,455,684	148,656,454

Net loss per share, diluted	$(0.95)	$(0.96)

Net loss per share, basic	$(0.95)	$(0.96)

The following table summarizes potential shares of common stock that were excluded from the diluted net income (loss) per share calculation because of their anti-dilutive effect for the three months ended September 30, 2021 and 2020:

Common Stock Equivalents	2021	2020
Options to purchase common stock	10,462,252	119,438
Service-based restricted stock units	2,446,102	—
Performance-based restricted stock units	663,353	—
Convertible preferred stock	3,309	3,309
Convertible notes	3,049,980	11,039,574
December 2019 Bonds	—	1,009,450
Total	16,624,996	12,171,771
The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect for the nine months ended September 30, 2021 and 2020:

Common Stock Equivalents	2021	2020
Options to purchase common stock	10,462,252	9,290,347
Service-based restricted stock units	2,446,102	2,586,915
Performance-based restricted stock units	663,353	663,353
Convertible preferred stock	3,309	3,309
Convertible notes	3,049,980	11,039,574
December 2019 Bonds	—	1,009,450
Total	16,624,996	24,592,948

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
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	0.90%	0.35%	0.90%	0.64%
Expected volatility	94%	85%	93%	77%
Expected life in years	5.7	5.9	5.8	5.9
Dividend yield	—	—	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 was $5.3 million and $19.8 million, respectively, of which $2.8 million and $10.7 million, respectively, was included in research and development expenses, and $2.5 million and $9.1 million, respectively, was included in general and administrative expenses.
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
At September 30, 2021, there was $18.6 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.2 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $6.40 and $7.75 for employee and director stock options granted during the three and nine months ended September 30, 2021, respectively, and $12.09 and $6.78 for the three and nine months ended September 30, 2020, respectively.
At September 30, 2021, there was $15.9 million of total unrecognized compensation expense related to unvested service-based RSUs, which is expected to be recognized over a weighted-average period of 2.0 years.
The weighted average grant date fair value per share was $8.63 and $10.37 for service-based RSUs granted during the three and nine months ended September 30, 2021, respectively, and $9.12 for the nine months ended September 30, 2020. There were no RSUs granted during the three months ended September 30, 2020.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three and nine months ended September 30, 2021 was $311,000 and $1.0 million, respectively. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three and nine months ended September 30, 2020 was $278,000 and $884,000, respectively.
On August 28, 2020, the Company granted 663,353 performance-based RSUs to executives under the 2016 Incentive Plan. The RSUs will vest in two tranches as follows: 50% of the shares in each tranche will vest upon achievement of the predetermined performance milestones and the remaining 50% of the shares in each tranche will vest upon subsequent completion of a one-year service period. The total grant date fair value of the performance-based RSUs was $8.0 million based on the grant date closing price per share of $12.06. As of September 30, 2021, the underlying performance milestones of the RSUs were not probable of achievement, and no stock-based compensation expense was recognized for the performance-based RSUs for the nine months then ended.

13. Related Party Transactions
Plumbline Life Sciences, Inc.
The Company owned 597,808 shares of common stock in PLS as of September 30, 2021, representing a 19.7% ownership interest, and one of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
Revenue recognized from PLS consists of milestone, license and patent fees. For the three and nine months ended September 30, 2021, the Company recognized revenue from PLS of $95,000 and $220,000, respectively, and $83,000 and $1.3 million, for the three and nine months ended September 30, 2020, respectively. At September 30, 2021 and December 31, 2020, the Company had an accounts receivable balance of $139,000 and $67,000, respectively, related to PLS.

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
In 2021, the Company entered into collaborative research agreements with Wistar in support of the clinical development of INO-4800. Under the terms of these collaborative research agreements, the Company will reimburse Wistar for all direct and indirect costs incurred in the conduct of the collaborative research, not to exceed $1.9 million during the two-year term of the agreements.
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
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the three and nine months ended September 30, 2021, the Company recorded $1.5 million and $2.1 million, respectively, and for the three and nine months ended September 30, 2020 the Company recorded $1.0 million and $1.7 million, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to the collaborative research agreements and sub-contract agreements related to the Bill & Melinda Gates Foundation and CEPI (see Note 15). Research and development expenses recorded from Wistar for the three and nine months ended September 30, 2021 were $914,000 and $2.5 million, respectively. Research and development expenses recorded from Wistar for the three and nine months ended September 30, 2020 were $411,000 and $1.2 million, respectively. At September 30, 2021 and December 31, 2020, the Company had an accounts receivable balance of $2.1 million and $425,000, respectively, and an accounts payable and accrued liability balance of $492,000 and $643,000, respectively, related to Wistar. As of September 30, 2021, the Company recorded $69,000 as deferred grant funding on the condensed consolidated balance sheet related to Wistar.

14. Leases
The Company leases approximately 82,200 square feet of office, laboratory, and manufacturing space in San Diego, California and 57,360 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms as of September 30, 2021 of 2.2 to 8.3 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
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

As of September 30, 2021, the maturities of the Company's operating lease liabilities were as follows:

Remainder of 2021	$1,005,000
2022	4,085,000
2023	4,089,000
2024	3,050,000
2025	3,063,000
Thereafter	9,888,000
Total remaining lease payments	25,180,000
Less: present value adjustment	(6,511,000)
Total operating lease liabilities	18,669,000
Less: current portion	(2,536,000)
Long-term operating lease liabilities	$16,133,000

Weighted-average remaining lease term	6.8 years
Weighted-average discount rate	8.5%
Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 were $852,000 and $2.5 million, respectively. Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 were $836,000 and $2.5 million, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
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
Under Topic 606, the entire transaction price of $5.0 million was allocated to the license performance obligation. The Company determined that as of December 31, 2020, the transfer of technology has occurred for the use and benefit of the license and accordingly, the performance obligation was fully satisfied. The Company accordingly recognized $5.0 million in revenue under collaborative research and development arrangements on the consolidated statement of operations during the year ended December 31, 2020. For both the three and nine months ended September 30, 2021, the Company recognized $0 in revenue from Advaccine. As of September 30, 2021 and December 31, 2020, the Company had an accounts receivable balance of $0 and $7.1 million, respectively, from Advaccine.
The Company reevaluated the Advaccine Agreement under ASC Topics 606 and 808 as of the date of the June 2021 amendment and determined that the Global Phase 3 trial component of the agreement is a collaboration and not a contract with a customer and therefore should be accounted for under ASC Topic 808. Reimbursements from Advaccine will be recognized as contra-research development expense on the condensed consolidated statement of operations once earned and collectibility is assured. As of September 30, 2021, no contra-research and development expense has been recorded from Advaccine.

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
The Company evaluated the terms of the ApolloBio Agreement under ASC Topic 606, and the license to VGX-3100 in the territories was identified as the only distinct performance obligation on a standalone basis as of the inception of the agreement. The Company concluded that the license was distinct from potential future manufacturing and supply obligations. The Company further determined that the transaction price under the agreement consisted of the $23.0 million upfront payment. The future potential milestone amounts were not included in the transaction price, as they were all determined to be fully constrained. As part of the evaluation of the development and regulatory milestones constraint, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals, each of which is uncertain at this time. Future potential milestone amounts may be recognized as revenue under the ApolloBio Agreement, as well as under other collaborative research and development arrangements, if unconstrained. Reimbursable program costs will be recognized proportionately with the performance of the underlying services or delivery of drug supply and are excluded from the transaction price. As of September 30, 2021 there have been no significant reimbursable program costs under the ApolloBio Agreement.
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
On October 28, 2021, AstraZeneca provided notice to the Company to terminate the INO-3112 / MEDI0457 development program under the agreement. As a result of the termination, the agreement has been terminated in its entirety.
Coalition for Epidemic Preparedness Innovations
In April 2018, the Company entered into agreements with CEPI, pursuant to which the Company intends to develop vaccine candidates against Lassa fever and MERS. The goal of the collaboration between the Company and CEPI is to conduct research and development so that investigational stockpiles will be ready for clinical efficacy trial testing during potential disease outbreaks. The agreements with CEPI contemplate preclinical studies, as well as Phase 1 and Phase 2 clinical trials, occurring over multiple years. As part of the arrangement between the parties, CEPI has agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by the Company and collaborators, with funding from CEPI based on the achievement of identified milestones. During the three and nine months ended September 30, 2021, the Company received funding of $2.9 million and $7.4 million, respectively, related to these grants and recorded those payments as contra-research and development expense. During the three and nine months ended September 30, 2020, the Company received funding of $1.6 million and $4.6 million, respectively, related to these grants and recorded those payments as contra-research and development expense. As of September 30, 2021, the Company had an accounts receivable balance of $2.6 million on the condensed consolidated balance sheet related to these CEPI grants.
In January 2020, CEPI awarded the Company a grant of up to $9.0 million to support preclinical and clinical development of INO-4800 through Phase 1 human testing in the United States. In April 2020, CEPI awarded the Company a grant of $6.9 million to work with the International Vaccine Institute ("IVI") and the Korea National Institute of Health ("KNIH") to conduct clinical trials of INO-4800 in South Korea, a grant of $5.0 million to accelerate development of the Company's next-generation intradermal electroporation device, known as CELLECTRA® 3PSP, for the intradermal delivery of INO-4800, and a grant of $1.3 million to support large-scale manufacturing of INO-4800. During the three and nine months ended September 30, 2021, the Company received funding of $2.6 million and $6.1 million, respectively, from CEPI related to these grants for INO-4800 and recorded such amounts as contra-research and development expense. During the three and nine months ended September 30, 2020, the Company received funding of $1.3 million and $9.5 million, respectively, from CEPI related to these grants for INO-4800 and recorded such amounts as contra-research and development expense. As of September 30, 2021, the Company had $2.6 million recorded as deferred grant funding on the condensed consolidated balance sheet from the CEPI grants related to INO-4800.
Bill & Melinda Gates Foundation
In October 2018, the Bill & Melinda Gates Foundation (“Gates”) awarded and funded the Company a grant of $2.2 million to advance the development of dMAbs to address issues in infectious disease prevention and therapy. This technology has high relevance for the control of influenza and HIV. This next-generation approach to the delivery of monoclonal antibodies would make the technology accessible to low and middle-income countries. In August 2019, Gates funded an additional $1.1 million for the project. During both the three and nine months ended September 30, 2021,the Company recorded $137,000 as contra-research and development expense related to the Gates dMAb grant. During the three and nine months ended September 30, 2020, the Company recorded $164,000 and $334,000, respectively, as contra-research and development expense related to the Gates dMAb grant. As of September 30, 2021, the Company had $417,000 recorded as deferred grant funding on the condensed consolidated balance sheet related to the grant.
In March 2020, Gates awarded and funded the Company a grant of $5.0 million to accelerate the development of the CELLECTRA® 3PSP device for the intradermal delivery of INO-4800. During the three and nine months ended September 30, 2021, the Company recorded $0 and $893,000, respectively, and during the three and nine months ended September 30, 2020 recorded $943,000 and $1.9 million, respectively, as contra-research and development expense related to this Gates grant.
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
During the three and nine months ended September 30, 2021, the Company recorded $2.4 million and $23.6 million, respectively, as contra-research and development expense related to the OTA Agreement. During the three and nine months ended September 30, 2020, the Company recorded $7.7 million as contra-research and development expense related to the OTA Agreement. As of September 30, 2021 and December 31, 2020, the Company had an accounts receivable balance of $1.3 million and $11.4 million, respectively, on the condensed consolidated balance sheet from the DoD. As of September 30, 2021, the Company had $3.0 million recorded as deferred grant funding on the condensed consolidated balance sheet related to the Procurement Contract.
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
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act).  The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic; some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. For the three and nine months ended September 30, 2021, the Company has not recorded any income tax provision/(benefit) due to the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets.

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
Human clinical trial data to date have shown a favorable safety profile of our DNA medicines delivered directly into cells in the body using the CELLECTRA® smart device in more than 12,000 administrations across more than 3,900 patients.

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
Our partners and collaborators include ApolloBio Corporation, AstraZeneca, Beijing Advaccine, The Bill & Melinda Gates Foundation (Gates), Coalition for Epidemic Preparedness Innovations ("CEPI"), Defense Advanced Research Projects Agency ("DARPA"), The U.S. Department of Defense ("DoD"), HIV Vaccines Trial Network, the U.S. Defense Threat Reduction Agency’s Medical CBRN Defense Consortium ("MCDC"), International Vaccine Institute ("IVI"), Kaneka Eurogentec, National Cancer Institute, National Institutes of Health, National Institute of Allergy and Infectious Diseases, Ology Bioservices, the Parker Institute for Cancer Immunotherapy, Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter-Helm BioLogics, Thermo Fisher Scientific, the University of Pennsylvania, the Walter Reed Army Institute of Research and The Wistar Institute.
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
As of September 30, 2021, we had an accumulated deficit of $1.1 billion. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.
Recent Developments
We have received regulatory authorizations from ANVISA (Agência Nacional de Vigilância Sanitária), the national health regulatory agency of Brazil, COFEPRIS (Comisión Federal para la Protección contra Riesgos Sanitarios), the national health regulatory agency of Mexico, INVIMA (Instituto Nacional de Vigilancia de Medicamentos y Alimentos), the national health regulatory agency of Colombia, The Food and Drug Administration of the Philippines, India's Central Drugs Standard Control Organization (CDSCO)'s Drug Controller General of India (DCGI) and the Thai Food and Drug Administration, to conduct clinical trials in Brazil, Mexico, Colombia, the Philippines, India and Thailand, respectively, as part of the global Phase 3 segment of our Phase 2/3 trial, INNOVATE, for INO-4800.
In addition, INO-4800 has been selected for inclusion in a WHO-sponsored global Phase 3 trial of COVID-19 vaccines. The WHO-sponsored trial, named Solidarity Trial Vaccines, is independent of our ongoing INNOVATE clinical trial.
Further, the U.S. FDA notified us that the partial clinical hold that they had placed on our planned clinical development of INO-4800 has been lifted, allowing us to proceed with the Phase 3 segment of our INNOVATE trial in the United States.
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
The COVID-19 pandemic has caused supply chain disruptions and supply shortages globally. As a result, we have experienced delays and disruptions in obtaining clinical supplies, manufacturing supplies and components, and have had to secure new vendors for certain supplies and components at higher prices. Some manufacturing supplies and components remain in limited supply with uncertain delivery dates.
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
Our liquidity has not been negatively impacted to date by the pandemic. During the year ended December 31, 2020, we raised $454.5 million in net proceeds from the sale of shares of our common stock through our "at-the-market" equity offering program and in January 2021 we closed an underwritten public offering with net proceeds to us of $162.1 million, which further enhanced our liquidity and capital resources. As of September 30, 2021, our cash and cash equivalents and short-term investments were $394.9 million.
We are continuing to closely monitor the impact of the COVID-19 pandemic on our employees, collaborators and service providers. The extent to which the pandemic will impact our business and operations will depend on future developments, including travel restrictions to, from and within the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including mass vaccination efforts, that are highly uncertain. For additional information on the potential effects of the COVID-19 pandemic on our business, financial condition and results of operations, see the “Risk Factors” section below in Part II, Item 1A of this Form 10-Q.

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

Results of Operations
Revenue. Total revenue was $292,000 and $936,000, respectively, for the three and nine months ended September 30, 2021, as compared to $236,000 and $1.8 million, respectively, for the three and nine months ended September 30, 2020. Revenue primarily consisted of revenues under collaborative research and development arrangements, including arrangements with affiliated entities, for the three and nine months ended September 30, 2021 and 2020. The decrease in revenue for the nine-month period year over year was primarily due to less milestone revenue earned from our affiliated entity PLS.
Research and development expenses. Research and development expenses for the three and nine months ended September 30, 2021 were $47.1 million and $156.9 million, respectively, as compared to $26.5 million and $67.9 million, respectively, for the three and nine months ended September 30, 2020. In each case, the significant increase was primarily attributable to manufacturing scale-up activities for INO-4800 in 2021.
Increases for the three-month period year over year included:
•$10.5 million in drug manufacturing, outside services and clinical study expenses related to INO-4800;
•$2.2 million in drug manufacturing and clinical study expenses related to our COVID-19 variant study;
•$1.4 million in employee and contractor compensation;
•$1.0 million in immunology and other outside services related to VGX-3100;
•$927,000 in drug manufacturing and clinical study expenses related to our RRP study; and
•$730,000 in employee stock-based compensation.
The increase for the three-month period was also due to a decrease of $2.4 million in contra-research and development expense recorded from grant agreements, among other variances.
Increases for the nine-month period year over year included:
•$36.7 million in drug manufacturing, outside services and clinical study expenses related to INO-4800;
•$21.9 million related to the acquisition and installation of manufacturing equipment related to INO-4800;

•$16.0 million in engineering services and expensed equipment and inventory related to our CELLECTRA® 3PSP device array automation project;
•$9.8 million in employee and contractor compensation;
•$4.7 million in drug manufacturing and clinical study expenses related to our RRP study; and
•$4.5 million in employee stock-based compensation.
These increases for the nine-month period were offset by an increase in contra-research and development expense recorded from grant agreements of $14.4 million, among other variances.
Contributions received from current grant agreements and recorded as contra-research and development expense were $10.4 million and $41.4 million, respectively, for the three and nine months ended September 30, 2021 as compared to $12.9 million and $26.9 million, respectively, for the three and nine months ended September 30, 2020. The decrease for the three-month period year over year was primarily due to a decrease of $5.3 million earned under the DoD 3PSP device development grant, offset by increases of $1.3 million and $1.3 million earned under the grants from CEPI related to Lassa fever and MERS vaccine candidates and INO-4800 and device development activities, respectively, among other variances. The increase for the nine-month period year over year was primarily due to increases of $15.9 million and $2.8 million earned under the DoD 3PSP device development grant and CEPI grants related to our Lassa fever and MERS vaccine candidates, respectively. These increases were offset by decreases of $3.3 million and $1.1 million from our CEPI grants related to INO-4800 and device development and the MCDC device development grant, respectively, among other variances.
General and administrative expenses. General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, were $13.2 million and $39.7 million, respectively, for the three and nine months ended September 30, 2021, as compared to $10.1 million and $28.6 million, respectively, for the three and nine months ended September 30, 2020. Increases for the three-month and nine-month periods year over year included:
•$732,000 and $4.5 million, respectively, in employee and consultant stock-based compensation;
•$726,000 and $2.6 million, respectively, in employee compensation;
•$274,000 and $2.3 million, respectively, in legal and accounting expenses; and
•$845,000 and $1.9 million, respectively, in insurance expenses.
These increases were partially offset by lower expenses for work performed related to corporate marketing and communications of $1.1 million for the nine-month period, among other variances.
Stock-based compensation. Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense for the three and nine months ended September 30, 2021 was $5.3 million and $19.8 million, respectively. Of these amounts, $2.8 million and $10.7 million, respectively, was included in research and development expenses, and $2.5 million and $9.1 million, respectively, was included in general and administrative expenses. Total employee and director stock-based compensation expense for the three and nine months ended September 30, 2020 was $3.9 million and $11.0 million, respectively. Of these amounts, $2.1 million and $6.2 million, respectively, was included in research and development expenses, and $1.8 million and $4.8 million, respectively, was included in general and administrative expenses. The year over year increase was primarily related to a higher weighted average grant date fair value for the awards granted in the first quarter 2021 and grants vesting during the period.
Interest income. Interest income for the three and nine months ended September 30, 2021 was $766,000 and $2.5 million, respectively, as compared to $897,000 and $2.4 million, respectively, for the three and nine months ended September 30, 2020.
Interest expense. Interest expense for the three and nine months ended September 30, 2021 was $476,000 and $1.5 million, respectively, as compared to $2.0 million and $7.6 million, respectively, for the three and nine months ended September 30, 2020. The decrease for the three and nine-month periods year over year was due to less interest expense recorded for our convertible senior notes, or the Notes, due to the partial conversions of the Notes into shares of our common stock in the third and fourth quarters of 2020 and full conversion of December 2019 Bonds in March 2021, as well as no interest expense recorded on our August 2019 Bonds due to their full conversion into shares of our common stock in August 2020.
Change in fair value of derivative liability. The change in fair value of derivative liability for the three and nine months ended September 30, 2020 was $35.3 million and $75.7 million, respectively. We determined that our August 2019 Bonds included an embedded conversion feature that was considered to be a derivative liability requiring bifurcation from the debt instrument and separate recognition in our financial statements. The conversion feature was revalued at the end of each reporting period and immediately prior to the conversion of the August 2019 Bonds in August 2020, with the resulting changes in fair value reflected in the condensed consolidated statements of operations. There was no change in fair value for the three and nine months ended September 30, 2021, as the derivative liability was derecognized upon the conversion in full of the August 2019 Bonds in August 2020.
Gain (loss) on investment in affiliated entities. The gain (loss) results from the change in the fair market value of our investment in PLS for a loss of $22,000 and $574,000, respectively, for the three and nine months ended September 30, 2021 as compared to the change in the fair market value of the investments in PLS and GeneOne for a gain of $27.0 million and $36.3 million, respectively, for the three and nine months ended September 30, 2020. During the third quarter of 2020, we sold our full equity interest in GeneOne. We record our investment in PLS at its market value based on the closing price of the shares on the Korea New Exchange Market at each balance sheet date, with changes in fair value reflected in the condensed consolidated statements of operations.
Net unrealized gain (loss) on available-for-sale equity securities. The net unrealized gain (loss) on available-for-sale equity securities for the three and nine months ended September 30, 2021 of $(455,000) and $(1.2) million, respectively, as compared to $1.3 million and $625,000, respectively, for the three and nine months ended September 30, 2020, resulted from a change in the fair market value of the investments.
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
Working Capital and Liquidity
As of September 30, 2021, we had cash, cash equivalents and short-term investments of $394.9 million and working capital of $436.0 million, as compared to $411.6 million and $429.5 million, respectively, as of December 31, 2020. The increase in cash and short-term investments during the nine months ended September 30, 2021 was primarily due to the net proceeds from the sale of our common stock in an underwritten public offering in January 2021, offset by expenditures related to our research and development activities, clinical trials and various general and administrative expenses related to legal, consultants, accounting and audit, and corporate development.
Cash Flows
Net cash used in operating activities was $177.8 million and $126.8 million for the nine months ended September 30, 2021 and 2020, respectively. Net cash used in operating activities for the nine months ended September 30, 2021 consisted of net loss of $196.7 million, less use of net cash in operating assets and liabilities of $8.7 million partially offset by net non-cash adjustments of $27.6 million. The net cash used in operating activities included a $28.5 million increase in prepaid expenses and other assets, primarily made up of prepayments for facilities, equipment and manufacturing related to INO-4800 and a $13.8 million decrease in accounts receivable primarily related to the DoD. The primary non-cash adjustments to net loss included stock-based compensation of $20.9 million, depreciation and amortization of $2.5 million, and net unrealized loss on available-for-sale equity securities of $1.2 million, among other items.

Net cash used in operating activities for the nine months ended September 30, 2020 consisted of net loss of $143.1 million, less use of net cash in operating assets and liabilities of $43.0 million partially offset by net non-cash adjustments of $59.3 million. The net cash used in operating activities included a $30.1 million increase in prepaid expenses and other current assets and a $15.0 million increase in other assets, primarily made up of prepayments for facilities, equipment and manufacturing related to INO-4800. The primary non-cash adjustments to net loss included the increase in fair value of derivative liability of $75.7 million prior to its derecognition, stock-based compensation of $11.8 million, net loss on extinguishment of convertible debt of $5.1 million, interest expense of $3.0 million, depreciation and amortization of $2.7 million and share in net loss in Geneos of $2.7 million, offset by gain on investment in affiliated entities of $36.3 million and gain on deconsolidation of Geneos of $4.1 million, among other items.
Net cash used in investing activities was $168.9 million and $55.1 million for the nine months ended September 30, 2021 and 2020, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Net cash provided by financing activities was $163.9 million and $338.3 million for the nine months ended September 30, 2021 and 2020, respectively. The variance was primarily due to the proceeds from the sale of common stock under the ATM sales agreement in 2020, offset by the net proceeds from the January 2021 underwritten public offering.
Issuances of Common Stock
On January 25, 2021, we closed an underwritten public offering of 20,355,000 shares of our common stock at a public offering price of $8.50 per share. The net proceeds, after deducting the underwriters' discounts and commissions and other estimated offering expenses payable by us, were $162.1 million.
In May 2018, we entered into an At-the-Market Equity Offering Sales Agreement, or the 2018 Sales Agreement, with an outside placement agent, or the Placement Agent, to sell shares of our common stock with aggregate gross proceeds of up to $100.0 million, from time to time, through an “at-the-market” equity offering program under which the Placement Agent would act as sales agent. In the first quarter of 2020, we entered into amendments to the 2018 Sales Agreement to increase the amount of our common stock that could be sold through the Placement Agent under the 2018 Sales Agreement to an aggregate offering price of up to $250.0 million. During the three months ended March 31, 2020, we sold 43,148,952 shares of common stock under the 2018 Sales Agreement for aggregate net proceeds of $208.2 million. Following these sales, there was no remaining capacity under the 2018 Sales Agreement.
On April 3, 2020, we entered into a new sales agreement, or the 2020 Sales Agreement, with the same Placement Agent to sell shares of our common stock. On that same day, we filed a prospectus supplement for the offer and sale of our common stock pursuant to the 2020 Sales Agreement for aggregate gross proceeds of up to $150.0 million. On May 12, 2020 we filed an additional prospectus supplement for the offer and sale of our common stock pursuant to the 2020 Sales Agreement for an additional $100.0 million of gross proceeds, bringing the maximum gross proceeds of sales under the 2020 Sales Agreement to $250.0 million. Through December 31, 2020, we sold 22,915,934 shares of common stock under the 2020 Sales Agreement for aggregate net proceeds of $246.2 million. On November 8, 2020, we terminated the 2020 Sales Agreement.
On November 9, 2021, we entered into a new sales agreement, or the 2021 Sales Agreement, with BofA Securities, Inc., RBC Capital Markets, LLC and Oppenheimer & Co. Inc., as sales agents, as described in Part II, Item 5 of this report.
During the nine months ended September 30, 2021, stock options to purchase 1,245,551 shares of common stock were exercised for aggregate net proceeds to us of $6.4 million, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $4.6 million. During the nine months ended September 30, 2020, stock options to purchase 1,723,626 shares of common stock were exercised for aggregate net proceeds to us of $9.9 million, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $4.0 million.
As of September 30, 2021, we had an accumulated deficit of $1.1 billion and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. These activities will require additional financing. If these activities are successful and if we receive approval from the FDA to market our product candidates, then we will need to raise additional funding to market and sell the approved products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that our current cash and short-term investments are sufficient to meet our planned working capital requirements for at least the next twelve months from the date of this report.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Contractual Obligations

During the three months ended March 31, 2021, all outstanding December 2019 Bonds were converted into 1,009,450 shares of our common stock. During the nine months ended September 30, 2021, there have been no other significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets, and the recent fluctuations in interest rates and availability of funding in the credit markets primarily impact the performance of our investments. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments at September 30, 2021, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.
The interest rate on our indebtedness, consisting of the Notes, is fixed and not subject to fluctuations in interest rates.

Fair Value Measurements
The investment in affiliated entity at September 30, 2021 represents our ownership interest in the Korean-based company PLS. We report this investment at fair value on the condensed consolidated balance sheet using the closing price of PLS shares of common stock as reported on the date of determination on the Korea New Exchange Market.
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the three and nine months ended September 30, 2021 were made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of certain cash and cash equivalents held in South Korea that are denominated in South Korean Won and the valuation of our equity investment in PLS, which is denominated in South Korean Won and then translated into United States dollars. We do not have any foreign currency hedging instruments in place.
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
Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2021 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
Securities Litigation
On March 12, 2020, a purported shareholder class action complaint, McDermid v. Inovio Pharmaceuticals, Inc. and J. Joseph Kim, was filed in the United States District Court for the Eastern District of Pennsylvania, naming us and J. Joseph Kim, our Chief Executive Officer, as defendants. The lawsuit alleges that we made materially false and misleading statements regarding our development of a vaccine for COVID-19 in our public disclosures in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On June 18, 2020, the court appointed Manuel Williams to serve as lead plaintiff. On August 3, 2020, Mr. Williams filed a consolidated complaint, naming us and three of our officers as defendants. On September 21, 2020, Mr. Williams and another purported stockholder, Andrew Zenoff filed a first amended complaint, naming us and three of our officers as defendants. Defendants filed a motion to dismiss plaintiff’s first amended complaint on November 5, 2020. On February 16, 2021, the court issued an order granting in part, and denying in part, Defendants’ motion to dismiss. The court granted Defendants’ motion to dismiss, and dismissed with prejudice, the claims premised on the April 30 and June 30, 2020 statements. The court denied Defendants’ motion to dismiss as to the remaining statements. On March 9, 2021, Defendants filed their answer to the complaint. The case is currently in discovery. On July 29, 2021, Plaintiffs moved to certify the class action. On October 8, 2021, Defendants filed their opposition to the motion for class certification. Plaintiffs’ reply is due on December 8, 2021. The parties have also agreed to be available for a status conference with the court on or about the week of December 13, 2021, subject to the court’s availability.
On April 20, 2020, a purported shareholder derivative complaint, Behesti v. Kim, et al., was filed in the United States District Court for the Eastern District of Pennsylvania, naming eight current and former directors as defendants. The lawsuit asserts state and federal claims and is based on the same alleged misstatements as the shareholder class action complaint. The lawsuit accuses our board of directors of failing to exercise reasonable and prudent supervision over our management, policies, practices, and internal controls. The plaintiff seeks unspecified monetary damages on behalf of us as well as governance reforms. On June 5, 2020, the court stayed the Beheshti action pending resolution of a forthcoming motion to dismiss the McDermid securities class action or until any party provides notice that they no longer consent to the stay. On June 12 and June 15, 2020, two additional shareholder derivative complaints were filed in the United States District Court for the Eastern District of Pennsylvania, captioned Isman v. Benito, et al. and Devarakonda et al. v Kim, et. al. The complaints assert substantially similar claims as the Beheshti action and name our current directors as defendants. The Devarakonda complaint also names one of our former directors as a defendant. On July 21, 2020, the court consolidated the three derivative cases under the caption In re Inovio Pharmaceuticals, Inc. Derivative Litigation. The consolidated action is stayed.
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

GeneOne Litigation
On December 7, 2020, GeneOne filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against us, alleging that we had breached the CELLECTRA Device License Agreement, or the Agreement, between us and GeneOne. We terminated the Agreement on October 9, 2020. The complaint asserts claims for breach of contract, declaratory judgment, unfair competition, and unjust enrichment. The complaint seeks injunctive relief, an accounting, damages, disgorgement of profits, attorneys’ fees, interest, and other relief from us. On January 29, 2021, we filed preliminary objections to the complaint. On August 23, 2021, the Court overruled our preliminary objections to the complaint. On September 13, 2021, we filed an answer to the complaint, new matter, and counterclaims. The Company’s counterclaims allege that GeneOne breached the Agreement, and assert claims for breach of contract and declaratory judgment. The counterclaims seek damages, interest, expenses, attorney’s fees, and costs. On October 18, 2021, GeneOne filed its answer to our counterclaims and new matter. A trial date for this litigation has not been set.
We intend to aggressively prosecute the claims set forth in our counterclaims against GeneOne and to vigorously defend ourselves against the claims in GeneOne’s complaint.

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
We have experienced significant operating losses to date; as of September 30, 2021, our accumulated deficit was $1.1 billion. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our DNA vaccine, DNA immunotherapy and dMAB product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.
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
•debt service obligations;
•competing technological and market developments; and
•our ability and the related costs to establish and maintain collaborative and other arrangements with third parties to assist in potentially bringing our products to market.
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
•the results of clinical trials may not meet the level of clinical or statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
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

If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our electroporation equipment and our product candidates may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Further, delays in the commencement, conduct or completion of clinical trials may adversely affect the trading price of our common stock.
Delays in the commencement, conduct or completion of clinical testing could result in increased costs to us and delay or limit our ability to generate revenues.
Delays in the commencement, conduct or completion of clinical testing could significantly affect our product development costs. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. In addition, ongoing clinical trials may not be completed on schedule, or at all, and could be placed on a hold by the regulators for various reasons. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:
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
If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our electroporation equipment and our product candidates may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Further, delays in the commencement, conduct or completion of clinical trials may adversely affect the trading price of our common stock.
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
Our planned Phase 3 clinical trial of INO-4800 in the United States as a potential COVID-19 vaccine was previously placed on partial clinical hold by the U.S. FDA. Even though the hold has been lifted, we may experience delays in our ability to conduct clinical trials in the United States.
Our planned clinical development of INO-4800 in the United States as a potential COVID-19 vaccine was previously placed on partial clinical hold by the U.S. FDA until we satisfactorily resolved the FDA’s questions relating to our CELLECTRA 2000 device to be used in the trial. This clinical hold meant that we were not permitted to commence a Phase 3 clinical trial in the United States until the hold was lifted. The FDA notified us in November 2021 that the clinical hold had been lifted, allowing us to proceed with the Phase 3 segment of our INNOVATE trial. Although the partial clinical hold did not prevent us from starting our planned Phase 3 clinical trials outside of the United States, foreign regulatory authorities may impose similar requirements before we can commence or complete the portion of our Phase 3 clinical trial to be conducted in foreign countries.
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
We have obtained Orphan Drug Designation from the FDA for INO-3107 for the treatment of recurrent respiratory papillomatosis. We have sought and may continue to seek Orphan Drug Designation for one or more of our other product candidates, including but not limited to VGX-3100 for the treatment of HPV-16-/18-associated anal dysplasia, although we may be unsuccessful in doing so. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as tax advantages and user fee waivers. Opportunities for grant funding toward clinical trial costs may also be available for clinical trials of drugs for rare diseases, regardless of whether the drugs are designated for the orphan use. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years, except in limited circumstances.
Although we have obtained Orphan Drug Designation for INO-3107 for the treatment of recurrent respiratory papillomatosis, and even if we obtain Orphan Drug Designation for our other product candidates in specific indications, we may not be the first to obtain marketing approval of these product candidates for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. If a competitor with a product that is determined by the FDA to be the same as one of our product candidates obtains marketing approval before us for the same indication we are pursuing and obtains orphan drug exclusivity, our product candidate may not be approved until the period of exclusivity ends unless we are able to demonstrate that our product candidate is clinically superior. Even after obtaining approval, we may be limited in our ability to market our product. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different principal molecular structural features can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same principal molecular structural features for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for some of our product candidates, we may never receive such designations.
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
We desire to enter into new collaborative agreements. However, we may not be able to successfully negotiate any additional collaborative arrangements and, if established, these relationships may not be scientifically or commercially successful. Our success in the future depends in part on our ability to enter into agreements with other highly-regarded organizations. This can be difficult due to internal and external constraints placed on these organizations. Some organizations may have insufficient administrative and related infrastructure to enable collaborations with many companies at once, which can extend the time it takes to develop, negotiate, implement and execute a collaboration. Once news of discussions regarding possible collaborations are known in the medical community, regardless of whether the news is accurate, failure to announce a collaborative agreement or the entity's announcement of a collaboration with another entity may result in adverse speculation about us, resulting in harm to our reputation and our business.
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
We enter into various contracts in the normal course of our business in which we agree to indemnify the other party to the contract. In the event we have to perform under these indemnification provisions, it could have a material adverse effect on our business, financial condition and results of operations.
In the normal course of business, we periodically enter into academic, commercial, service, collaboration, licensing, consulting and other agreements that contain indemnification provisions. With respect to our academic and other research agreements, we typically agree to indemnify the institution and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements for which we have secured licenses, and from claims arising from our or our sub licensees’ exercise of rights under the agreement. With respect to our commercial agreements, we have agreed to indemnify our vendors from any third-party product liability claims that could result from the production, use or consumption of the product, as well as for alleged infringements of any patent or other intellectual property right by a third party. With respect to consultants, we typically agree to indemnify them from claims arising from the good faith performance of their services.
Should our obligation under an indemnification provision exceed applicable insurance coverage or if we were denied insurance coverage or not covered by insurance, our business, financial condition and results of operations could be adversely affected. Similarly, if we are relying on a collaborator or other third party to indemnify us and the collaborator or other third party is denied insurance coverage or otherwise does not have assets available to indemnify us, our business, financial condition and results of operations could be adversely affected.
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
•the relative convenience and ease of administration, including the acceptance and usage of our electroporation equipment by the medical community;
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
We may have actions brought against us by stockholders relating to past transactions, changes in our stock price or other matters. For example, during 2020, numerous purported shareholder class action complaints were filed against us, naming us and our directors and executive officers as defendants, and alleging that we made materially false and misleading statements regarding the development of our INO-4800 vaccine candidate against COVID-19 in violation of certain federal securities laws. We may also become party to litigation with third parties as a result of our business activities. In 2020, we filed a lawsuit against one of our contract manufacturers, who then filed a counterclaim against us alleging that we had breached our contract with them, among other claims. These litigation matters, described in this report, are ongoing, and even though we intend to vigorously defend ourselves in these actions, there can be no assurance that we will ultimately prevail. These and any potential future actions against us could give rise to substantial damages, which could have a material adverse effect on our financial position, liquidity or results of operations. Even if an action is not resolved against us, the uncertainty and expense associated with litigation could harm our business, financial condition and reputation, as litigation is often costly, time-consuming and disruptive to business operations. The defense of our existing and potential future lawsuits could also result in diversion of our management's time and attention away from business operations, which could harm our business.
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
In addition, as local jurisdictions continue to put restrictions in place or reinstitute restrictions they had previously lifted, our ability to continue to conduct and enroll patients in our clinical trials, manufacture our product candidates and pursue collaborations may also be limited. Such events may result in business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. The COVID-19 pandemic has caused supply chain disruptions and supply shortages globally. As a result, we have experienced delays and disruptions in obtaining clinical supplies, manufacturing supplies and components, and have had to secure new vendors for certain supplies and components at higher prices. Some manufacturing supplies and components remain in limited supply with uncertain delivery dates.
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
The continued spread of COVID-19, including newly emerging SARS-CoV-2 variants globally, has affected and could continue to adversely affect our clinical trial operations, including our ability to initiate and conduct our planned trials on their expected timelines and to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. For example, COVID-19 has adversely impacted the timeline for data collection for our VGX-3100 program. An increasing number of trial participants are either not able or do not feel safe going into healthcare facilities, which is necessary for the collection and completion of data samples for this trial. As a result, it is taking longer than anticipated to complete the data collection process. Further, the COVID-19 outbreak could result in delays in our clinical trials due to prioritization of hospital resources toward the outbreak, restrictions in travel, potential unwillingness of patients to enroll in trials, patients withdrawing from trials following enrollment as a result of contracting COVID-19 or other health conditions, or the inability of patients to comply with clinical trial protocols as quarantines and travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. These restrictions may delay the conduct of multiple clinical trials including our Phase 1 through 3 clinical trials.
Additionally, COVID-19 may also result in delays in receiving approvals from local and foreign regulatory authorities, delays in necessary interactions with local and foreign regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furloughs of government employees, and refusals to accept data from clinical trials conducted in these affected geographies.
The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 may impact our business, operations and clinical trials will depend on future developments, including travel restrictions to, from and within the United States and other countries, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including mass vaccination efforts, and whether the United States and additional countries are required to move to complete lock-down status. The ultimate long-term impact of COVID-19 is highly uncertain.
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
There have been executive, judicial, and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry qualifying health insurance coverage for all or part of a year. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage, and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges, and the healthcare reform measures of the Biden administration will impact the ACA and our business. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, Congress is considering additional health reform measures as part of the budget reconciliation process.
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
Further there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation (MFN) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the MFN model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Further, at the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and related regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information on certain individuals and entities;
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
We have entered into collaborations with Chinese companies and conduct certain research and development activities in China. Uncertainties regarding the interpretation and enforcement of Chinese laws, rules and regulations, a trade war, political unrest or unstable economic conditions in China could materially adversely affect our business, financial condition and results of operations.
We conduct research and development activities in China through our collaboration with Advaccine, which is conducting and funding the Phase 2 trial of INO-4800 in China. In addition, we are party to a license and collaboration agreement with China-based company ApolloBio, pursuant to which ApolloBio has the exclusive right to develop and commercialize VGX-3100 in China, Hong Kong, Macao and Taiwan. The Chinese legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Because Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, we are exposed to the possibility of disruption of our research and development activities in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to increased costs for clinical materials that are manufactured in China. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. These uncertainties may impede our ability to enforce the contracts we have entered into and our ability to continue our research and development activities and could materially and adversely affect our business, financial condition and results of operations.

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
We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.
Our trademark applications may not be allowed for registration, and our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.
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
In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price has been and may continue to be highly volatile and has been and may in the future be subject to substantial drops, with or even in the absence of news affecting our business. Period to period comparisons are not indicative of future performance. The following factors, which are not exhaustive, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:
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
•perceptions of gene-based therapy;
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
The stock market in general has recently experienced relatively large price and volume fluctuations, particularly in response to the COVID-19 pandemic. In particular, the market prices of securities of smaller biotechnology and medical device companies have experienced dramatic fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. In addition, price volatility may increase if the trading volume of our common stock remains limited or declines.
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
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
Under Sections 382 and 383 of the revised Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity by certain significant shareholders over a rolling three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our share ownership, some of which would be outside our control. If our ability to use our net operating losses and other tax attributes is limited by ownership changes, we may be unable to utilize a material portion of our net operating losses and other tax attributes to offset our future taxable income. In addition, there is also a risk that due to changes in laws and regulations, including changes proposed or implemented by the current U.S. presidential administration, such as alternative minimum taxes or suspensions on the use of net operating losses, or other unforeseen reasons, our existing net operating losses could expire or otherwise become unavailable to offset future income tax liabilities.
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
The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. In December 2017, tax legislation commonly known as the Tax Cuts and Jobs Act was enacted, which significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The Tax Cuts and Jobs Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35 percent to a flat rate of 21 percent, limitation of the tax deduction for interest expense to 30 percent of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80 percent of current-year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the federal tax law. The issuance of additional regulatory or accounting guidance related to the Tax Act, or changes proposed or implemented by the current U.S. presidential administration or otherwise, could materially affect our tax obligations and effective tax rate.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Entry into New ATM Sales Agreement
On November 9, 2021, we entered into an ATM Equity OfferingSM Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc., RBC Capital Markets, LLC and Oppenheimer & Co. Inc., as sales agents (collectively, the “Sales Agents”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.001 per share (the “Common Stock”), through the Sales Agents.
Pursuant to the Sales Agreement, sales of the Common Stock, if any, will be made under our previously filed and effective Registration Statement on Form S-3 (File No. 333-252256). We will file a prospectus supplement for the offer and sale of our Common Stock pursuant to the Sales Agreement having an aggregate offering price of up to $300,000,000.
Subject to the terms and conditions of the Sales Agreement, the Sales Agents may sell the Common Stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. The Sales Agents will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from us, including any price, time or size limits or other customary parameters or conditions we may impose). We will pay the Sales Agents a commission of up to three percent (3.0%) of the gross sales proceeds of any Common Stock sold through the Sales Agents under the Sales Agreement, and we have provided the Sales Agents with certain indemnification rights.
The foregoing description of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
The legal opinion of Cooley LLP relating to the validity of the Common Stock being offered pursuant to the Sales Agreement is filed as Exhibit 5.1 to this Quarterly Report on Form 10-Q.
This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed herein, nor shall there be any offer, solicitation, or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.
Termination of Prior ATM Sales Agreement
On November 8, 2021, we provided notice to Stifel, Nicolaus & Company, Incorporated (“Stifel”) to terminate the At-The-Market Equity Offering Sales Agreement (the “Prior Sales Agreement”), dated April 3, 2020, with Stifel, pursuant to which we could from time to time sell shares of our common stock through Stifel as sales agent. We sold an aggregate of 22,915,934 shares of our common stock pursuant to the Prior Sales Agreement for net proceeds of $246.2 million.

ITEM 6.    EXHIBITS
(a)    Exhibits

Exhibit Number	Description of Document
3.1	Certificate of Incorporation with all amendments (incorporated by reference to Exhibit 3.1 of the registrant’s Form S-3 registration statement, filed on July 23, 2014).

3.2	Amended and Restated Bylaws of Inovio Pharmaceuticals, Inc. dated August 10, 2011 (incorporated by reference to Exhibit 3.2 to the registrant’s Form 8-K current report filed on August 12, 2011).

5.1	Opinion of Cooley LLP

10.1	ATM Equity OfferingSM Sales Agreement dated November 9, 2021 by and among Inovio Pharmaceuticals, Inc., BofA Securities, Inc., RBC Capital Markets, LLC and Oppenheimer & Co. Inc.

23.1	Consent of Cooley LLP (included in Exhibit 5.1 hereto)

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Inovio Pharmaceuticals, Inc.

Date:	November 9, 2021	By	/s/ J. JOSEPH KIM
J. Joseph Kim President, Chief Executive Officer and Director (On Behalf of the Registrant)

Date:	November 9, 2021	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)