Form 10-K
period 2021-12-31
INOVIO PHARMACEUTICALS, INC.
filed 2022-03-01
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of June 30, 2021 was approximately $1.9 billion based on $9.27 per share, the closing price on that date of the Registrant’s Common Stock on the Nasdaq Global Select Market.
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 217,403,287 as of February 25, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders (the “Proxy Statement’) are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2021.

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
This Annual Report includes trademarks and registered trademarks of INOVIO Pharmaceuticals, Inc. Products or service names of other companies mentioned in this Annual Report may be trademarks or registered trademarks of their respective owners. References herein to “we,” “our,” “us,” “INOVIO” or the “Company” refer to INOVIO Pharmaceuticals, Inc. and its subsidiaries. References herein to “DNA medicines” refers to INOVIO’s product candidates for precancerous conditions, cancer and infectious diseases in development.
Summary Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Part I, Item 1A., "Risk Factors" herein. These risk factors include, but are not limited to, the following:
•We have incurred significant losses in recent years, expect to incur significant net losses in the foreseeable future and may never become profitable.
•We have limited sources of revenue and our success is dependent on our ability to develop our DNA vaccines, DNA immunotherapies, dMAbs and electroporation equipment.
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
•The Omicron SARS-CoV-2 variant and newly emerging SARS-CoV-2 variants will likely require us to modify our COVID-19 vaccine strategy, which will result in new and added risks, including whether there will continue to be a need for a COVID-19 vaccine.
•There can be no assurance that any of the products we are developing for COVID-19 would be granted an Emergency Use Authorization by the FDA or similar authorization by regulatory authorities outside of the United States if we were to decide to apply for such an authorization. The option of seeking an Emergency Use Authorization may no longer exist for our primary vaccine candidates, and if we cannot obtain such authorization or, if granted, it is terminated, we will be unable to sell our product in the near future and instead will be required to pursue the biologic licensure process in order to sell our product, which is lengthy and expensive.
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
•Our participation in the WHO Solidarity Trial Vaccines (STV) could result in adverse consequences. We do not have any control over clinical data, progress, and decisions regarding INO-4800's participation in STV, and as such, decisions regarding the clinical pathway for INO-4800 between the WHO and the Company may not always align.
•We are currently subject to litigation and may become subject to additional litigation, which could harm our business, financial condition and reputation.
•We face intense and increasing competition and steps taken by of our competitors, such as the introduction of a new, disruptive technology, may impede our ability to successfully commercialize our DNA medicines.
•It is difficult and costly to generate and protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.
•If we are sued for infringing intellectual property rights of third parties, it will be costly and time-consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.
Company Overview
We are a biotechnology company focused on bringing to market precisely designed DNA medicines and vaccines to help protect people from infectious diseases, including COVID-19, and to help treat people with cancer, and conditions associated with human papillomavirus ("HPV"). We have shown in clinical trials that our DNA vaccine candidates can be delivered into cells in the body via a proprietary smart device allowing the nucleic-acid delivered gene products to activate functional T cell and antibody responses against targeted pathogens and cancers.
Our DNA medicines pipeline is comprised of three types of product candidates: prophylactic DNA vaccines, therapeutic DNA immunotherapies, and DNA encoded monoclonal and bispecific antibodies ("dMAbs" and “dBTAs”), all of which utilize the two components of our integrated platform, SynCon® and CELLECTRA®.
Our proprietary SynCon® technology creates optimized plasmids, which are circular strands of DNA that instruct a cell to produce proteins or antigens to help the person’s immune system respond with antibodies and immune cells which recognize and then help block viruses and destroy cancerous or pre-cancerous cells.
Our patented CELLECTRA® smart delivery devices facilitate uptake of our DNA medicines into the cell, which has been a key limitation of historical DNA-based technology approaches. Human clinical trial data from more than 15,000 CELLECTRA® smart device administrations across more than 5,000 participants to date have shown a tolerable safety profile.
Our corporate strategy is to develop, seek regulatory approval for, and commercialize our novel DNA medicines to address unmet global health needs. We continue to advance and clinically validate an array of DNA medicine candidates that target infectious diseases, such as COVID-19, as well as HPV-associated diseases and cancer. We aim to advance our product candidates through commercialization and, where applicable, with third-party resources through collaborations and partnerships, including product license agreements.
Our partners and collaborators include ApolloBio Corporation, AstraZeneca, Advaccine Biopharmaceuticals Suzhou Co, The Bill & Melinda Gates Foundation (Gates), Coalition for Epidemic Preparedness Innovations ("CEPI"), Defense Advanced Research Projects Agency ("DARPA"), The U.S. Department of Defense ("DoD"), HIV Vaccines Trial Network, the U.S. Defense Threat Reduction Agency’s Medical CBRN Defense Consortium ("MCDC"), International Vaccine Institute ("IVI"), Kaneka Eurogentec, National Cancer Institute, National Institutes of Health, National Institute of Allergy and Infectious Diseases, Ology Bioservices, the Parker Institute for Cancer Immunotherapy, Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter-Helm BioLogics, Thermo Fisher Scientific, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.
We or our collaborators are currently evaluating the feasibility of, conducting or planning clinical studies of our DNA medicines for COVID-19, which includes both homologous and heterologous boosting approaches; Middle East Respiratory Syndrome, or MERS; Lassa fever; Ebola; as well as HPV-associated precancers, including cervical, vulvar, and anal dysplasia; HPV-associated cancers, including head & neck, cervical, anal, penile, vulvar, and vaginal; other HPV-associated disorders, such as recurrent respiratory papillomatosis, or RRP; glioblastoma multiforme, or GBM; and prostate cancer.

Our DNA Medicines Platform
Overview of Our Platform
Our proprietary design and optimization process for our DNA plasmids is called SynCon®. These plasmids are delivered into cells intramuscularly or intradermally via our proprietary CELLECTRA® smart devices, which use brief electrical pulses to reversibly open small pores in the cell, enabling DNA plasmids to enter. Once inside the cell, the plasmids instruct the body’s cellular machinery to produce the target antigen or monoclonal antibody. We believe our DNA medicines platform offers versatile capabilities, both in terms of addressing several disease targets as well as providing us with several product development opportunities.
The characteristics and core components of our DNA medicines platform include:
1. SynCon Design Process: SynCon uses a proprietary computer algorithm that has been designed to identify and optimize the DNA sequence of the target antigen, whether it is from a virus or a tumor.
2. CELLECTRA Smart Device: Once our DNA medicines are injected, the DNA medicines instruct the cell to produce the target antigen, monoclonal antibody, or therapeutic protein. The antigens are then processed naturally in the cell and induce the immune system to generate antibodies and T cells that perform preventive or therapeutic functions. Similarly, dMAbs® or dBTAs generated in this manner can also trigger desired immune system functions.
3. Our DNA medicines have generated in vivo (within the body) immune responses: With our core platform technology, we have developed a pipeline of clinical-stage product candidates that have generated in vivo immune responses, in particular CD4+ and CD8+ T cells that may be responsible for eliminating cancerous or infected cells.
4. Our DNA medicines work naturally with the immune system: Compared to some other technologies, our DNA medicines are designed to work with the immune system with reduced risk of unwanted inflammatory responses.
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

Antigen Y
Strain 2
Antigen Y
Strain X
Antigen Y
Strain 1

2. Assess gene sequence of selected antigen(s) from chosen strains/variants of the virus or cancer

3. Create optimal Consensus Sequence for the selected antigen

Sequence 1	EMEKIVLLFAIV...SL
Sequence 2	AMESIVLLFAIV...SL
Sequence X Consensus	AMEKIVILLFAIV...SK
	AMEKIVILLFAIV...SL

4. Insert SynCon sequence for each selected antigen into a separate precisely designed plasmid

DNA Medicine
DNA Medicine

5. Manufacture DNA medicine and deliver into muscle (IM) or skin (ID) using CELLECTRA® proprietary smart device

6. Protective antibody and killer T cells (CD8) produced by immune system

Intramuscular Device for Pre-Cancers & Cancers

INOVIO

Intradermal Device for Vaccines

INOVIO
POWERING DNA MEDICINES™

Nucleic Acid Vaccines: Similarities and Differences between DNA and mRNA-based Approaches
The use of nucleic acid-based vaccines (DNA or mRNA) as an alternative to traditional immunization is a strategy that has been under development for many years. We believe that the U.S. Food and Drug Administration's (FDA) approval for emergency use authorization (EUA) of two messenger RNA (mRNA)-based vaccines for COVID-19 in 2020, as well as an EUA by Indian regulators for a DNA vaccine in 2021, suggests the benefit of using nucleic acids as vaccines.
Over the past decade, the scientific community and the vaccine industry have been asked to respond urgently to various epidemics, including but not limited to: H1N1 influenza, Ebola, Zika virus and, most recently, SARS-CoV-2, the virus that causes COVID-19. Today, multiple platforms have been used or are under development in the fight against COVID-19. Among those are DNA- and mRNA-based platforms, along with those developing viral vector and recombinant-subunit vaccines.
Our efforts to develop a DNA vaccine candidate for COVID-19 is based on the suitability and scalability of our DNA medicines platform, as well as our track record of generating clinical candidates to combat pandemic threats such as Ebola, Zika virus, and Lassa Fever. We were the first company to advance a vaccine against MERS-CoV, a related coronavirus, into clinical evaluation in humans.
Our DNA Medicines’ Differentiation from mRNA
While DNA and mRNA both use fragments of genetic materials that, once injected, instruct the body to fight pathogens, which cause cancer and infectious disease, there are key differentiating features of DNA vaccines. mRNA vaccines require colder storage temperature for transportation, necessitate complex LNP formulations for scaling, and are on average more expensive when considering manufacturing and distribution. We believe that our DNA vaccines offer several key potential advantages:
a.Tolerability: Our DNA vaccines appear to be well-tolerated when evaluated against multiple disease targets.
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
d.T Cell Responses: Our DNA vaccines have demonstrated the ability to generate high levels of T cell (CD4+ and CD8+) responses along with antibody responses. The CD8+ T cell responses, in particular, are regarded to be very important in their propensity to clear tumor cells in the body as well as to fight off infections. In the context of SARS-CoV-2 infection, CD8+ T cells generated by our vaccine resemble those that the scientific and medical community have profiled and associated with mild COVID illness as opposed to severe illness, as well as convalescence. Furthermore, cellular responses have been preserved across different variants of SARS-CoV-2, suggesting that INO-4800 can elicit a cross-reactive immune profile.
e.Ability to Readminister: Our DNA vaccines have been used in clinical trials to boost our vaccines’ immunity profile via repeat administration, suggesting that our DNA vaccines could be readministered if immunity wanes, offering the possibility for seasonal boosting usage without any concerns of generating an anti-vector response.
Our DNA Medicines Platform in Detail
The goal of our DNA medicines platform is to generate and deliver safe and effective therapeutics and preventive vaccines. Our technologies allow us to enable in vivo generation of functional immune responses to achieve desired therapeutic and preventive outcomes. Historically, we have focused primarily on in vivo production of disease-specific antigens in order to stimulate prophylactic or therapeutic immune responses. More recently, we have explored an additional new application for the platform: in vivo generation of monoclonal antibodies to achieve preventive and therapeutic outcomes complementary to our antigen-generating immunotherapies.
There are two components to our DNA medicines platform. The first is a biological component (SynCon), by which we encode proteins (antigens, monoclonal antibodies, antibody fragments, and cytokines such as IL-12) into closed-circular DNA plasmids that are translated into proteins that are expressed to generate an immune response. The second component is our proprietary CELLECTRA smart devices technology, which facilitates delivery of the DNA plasmids.
The resulting immune responses from DNA medicine administration are designed to neutralize or eliminate infectious agents, such as viruses, bacteria, and other microorganisms, or abnormal cells, such as malignant tumors or infected cells. T cells can be “trafficked” to parts of the body where cells are displaying the target antigen. Memory cells are also created for durable effects.
SynCon® DNA Medicines Design
Our SynCon DNA medicines are designed to generate antigen-specific antibody and T cell responses. Based on extensive due diligence and pre-clinical and clinical data that we have evaluated, we first identify one or more antigens that we believe are the best targets, for directing the immune system toward a particular cancer or infectious disease. We then apply our SynCon design process, which uses the genetic make-up of the selected antigens from multiple variants of a cancer or strains of a virus.
For each antigen, we create a new genetic sequence that represents a nucleotide consensus sequence of the targeted antigen from multiple virus variants or strains. We can create a differentiated SynCon sequence to help the immune system better recognize a cancer self-antigen (from a cancerous cell grown in the body) and “break the tolerance” of those cancer cells within the body. We have generated immune responses with SynCon DNA medicines against different strains of certain infectious diseases in human clinical trials. Because the engineered SynCon sequences are substantially similar to the original sequences, without matching them exactly we believe they are patentable.

Once a SynCon sequence is engineered, it is then inserted into a circular DNA plasmid with its own promoter. The plasmid is optimized at the DNA level for codon usage and improved stability of mRNA and provided with enhanced and proprietary leader sequences for ribosome loading. It is optimized at the genetic level to enable high expression in human cells. We believe these design capabilities allow us to better target appropriate immune system mechanisms and produce a higher level of the coded antigen compared to traditional approaches, potentially enhancing the overall ability of the immunotherapy to induce the desired immune response.
The plasmids are then manufactured in a bacterial fermentation process using scalable manufacturing technology. Ultimately, the manufactured DNA medicines are designed to be stable under normal environmental conditions for extended periods of time.
Our DNA medicines platform allows for rapid design, pre-clinical testing, manufacturing at scale, and clinical development of both our DNA vaccine and DNA immunotherapy product candidates. Speed is an important feature, particularly as it relates to developing a response to globally emerging infectious diseases such as COVID-19. Responses to emerging infectious diseases that we have explored are described in more detail below.
CELLECTRA® Delivery Technology
Our DNA medicines are delivered directly into cells of the body intramuscularly (IM) or intradermally (ID) in a small, localized area of tissue using our proprietary CELLECTRA smart devices. CELLECTRA smart devices use brief electrical pulses to reversibly open small pores in the cell, enabling DNA plasmids to enter. Through this process, the cellular uptake of the DNA plasmids increases by more than 1,000-fold compared to the injection of a DNA plasmid alone without this delivery mechanism. This improved cellular uptake has enabled the immune responses observed in our clinical trials along with the efficacy results generated by these immune responses.
Our CELLECTRA portfolio consists of three devices. CELLECTRA 2000 is our clinical device that can perform both IM and ID injections. CELLECTRA 2000 has been used in almost all clinical trials to date. CELLECTRA 5PSP is our new IM device utilizing a prefilled drug CELLECTRA 5PSP is used in our Phase 3 (REVEAL1/REVEAL2) trials for cervical high squamous epithelial lesions (HSIL). Finally, CELLECTRA 3PSP is our next generation ID delivery device.
Alternative delivery approaches which typically involve or rely on virus-based vectors, bacteria, nanoparticles and lipids may be complex and expensive and, in some cases, may raise safety concerns. For example, because alternative delivery vectors themselves may possess additional antigens specific to the vector, they can attract unwanted immune responses that could compromise the vectors’ ability to deliver their genetic “payload” and produce the desired immune response. In contrast, a DNA plasmid vector possesses no antigens of its own, as the plasmid results in production of only the target antigen.
We have published preclinical data in which we observed improved immune responses generated by our SynCon® DNA medicines delivered using CELLECTRA smart devices compared to a viral vector-based approach (Adenovirus type 5). The delivery of DNA medicines using CELLECTRA smart devices to date has shown a favorable tolerability and safety profile in clinical trials. Our CELLECTRA-based approach is designed to be tolerable without the need for an anesthetic.
There are several configurations in the CELLECTRA smart device family. The first configuration covers intramuscular (IM) delivery, while the second covers intradermal/subcutaneous (ID) delivery. Smart devices with these configurations have been validated, manufactured under Current Good Manufacturing Practices (cGMP) and are being used in human clinical trials. We have filed device master files with the FDA covering the use of the CELLECTRA smart devices in human clinical trials.
Our CELLECTRA smart devices combine the functionality of our current generation of ID and IM devices in clinical testing with enhanced form, design and portability. All components of the pulse generator and applicator are integrated into a cordless, rechargeable device. The rechargeable battery can enable immunization of several hundred participants, making the device useful for mass vaccinations. The devices are designed to accommodate different electrode arrays to meet the requirements of the particular DNA medicine and targeted tissue for delivery.
Next-Generation Smart Device Development
We are also advancing a new generation of small, portable, battery-powered ID delivery devices called CELLECTRA®-3PSP. Currently used ID devices penetrate no more than 3 mm into the target tissue, compared to IM devices that go deeper.
The medical arm of the U.S. Defense Threat Reduction Agency (DTRA) agreed to fund the further development of our CELLECTRA-3PSP device. DTRA provided $8.14 million of grant funding to support the development of CELLECTRA-3PSP, to be used in the administration of our vaccines and therapies, including DTRA-developed products.
In June 2020 we were awarded funding expected to be approximately $65.2 million from the U.S. Department of Defense (DoD) to support the large-scale manufacture of the CELLECTRA-3PSP smart device, the production of doses and the procurement of CELLECTRA 2000 devices. The DoD contract, from the JPEO-CRBND-EB through funding provided by the

Defense Health Program, builds upon two separate prior $5 million grants from the Bill & Melinda Gates Foundation and CEPI, to accelerate the testing of CELLECTRA-3PSP.
Background on DNA Medicines and Immuno-Oncology
Multiple technology advancements and product approvals have demonstrated the ability of immunotherapies to treat cancer. Monoclonal antibodies such as Herceptin® (anti-HER2) and its analogs have demonstrated therapeutic benefit in clinical trials and have been approved for use in a variety of cancers. While a significant step forward, monoclonal antibodies with ideal clinical characteristics have been difficult to design or identify and are expensive to produce, and the technology does not lend itself to designing mAbs for many diseases. Dendritic, or other cell-based therapies such as chimeric antigen receptor (CAR) T-cell therapies, are highly personalized medicines involving removing cells from the patient, modifying, manipulating and multiplying them, and then returning them to the body, which can be complex and costly.
Progress in the field of immune checkpoint inhibitors (ICIs) has resulted in optimism regarding the potential for new immunotherapies against a spectrum of cancers, specifically solid tumors, where cell-based therapies have not previously succeeded. The immune system relies on checkpoint mechanisms to prevent excessive or incorrectly directed immune responses. Many cancer cells can “hijack” these checkpoints and neutralize T cells sent by the immune system to eliminate them. ICIs prevent cancer cells from interfering with these safeguards and enable T cells (especially CD8+ killer T cells) to complete their killing function against cancer cells. Clinical trials of ICIs have shown notable therapeutic impact against many cancers and have led to several approvals. However, ICIs may be less effective if there is not a high enough pre-existing level of antigen-specific CD8+ T cells in the tumor micro-environment, meaning that the tumor is “cold” rather than “hot” (with a significant level of CD8+ T cells). More recently, scientists have recognized that T cell-generating “active” immunotherapies may be able to transform a "cold" tumor into a "hot" tumor and in combination with ICIs may possess significant therapeutic potential to fight cancers.
More recently, a new category of immunotherapies called adoptive cell transfer, for example CAR-T technology, has provided further evidence of the merit of providing an enhanced T cell presence to fight cancer. CAR-T therapies have achieved dramatic results, most notably in B cell cancers. Unfortunately, they have also been associated with significant side effects. Additionally, these complex therapeutic products need to be manufactured and released for each patient, leading to expensive and timely manufacturing, as well as increased supply chain complexity.
While there have been significant clinical advances in recent years that better harness or activate capable killer T cells, we believe there is still significant potential to develop additional immunotherapies to fight cancers and infectious diseases.
We seek to advance product candidates that:
•Target disease-specific antigens or proteins unique to a cancer or infectious disease;
•Do not depend on complex manufacturing processes;
•Activate functional killer T cells;
•Generate robust T cell responses or a significant number of T cells that are persistent and durable over time (memory response);
•Do not induce toxic inflammatory responses; and
•Are capable of “breaking tolerance” of cancer cells in the body.

Data from our Phase 2b and REVEAL1 Phase 3 trial of VGX-3100, discussed below, suggest that our approach to activating significant antigen-targeted T cells may achieve these characteristics. Accordingly, we are advancing a pipeline of pre-clinical and clinical immunotherapy product candidates.

Our DNA Medicines in Development
The chart below summarizes the status of our active DNA medicines development programs, each of which is described in more detail following the chart.

VGX-3100 for the Treatment of HPV-Associated Precancerous Lesions
Overview and Background
Human papilloma virus (HPV) is a sexually-transmitted, persistent viral infection with one or more high-risk (HR) genotypes that can lead to pre-cancers and cancers, such as cervical, head and neck, anal and vulvar dysplasia and cancer. It is estimated that approximately 43% of the U.S. adult population is infected with HPV, and about 25% of adult men and 20% of adult women in the U.S. have a genital infection with one or more HR-HPV genotypes such as HPV-16 and HPV-18. HPV is the most common viral infection of the reproductive tract and HPV-16 and HPV-18 infections specifically are the major causes of cervical cancers globally. Almost 300 million women globally are estimated to be infected with HPV, with another 30 million additional cases that have progressed to the pre-cancerous stage. While most genital HPV infections are cleared naturally by the body's own immune system, persistent cervical infection with one or more HR-HPV genotypes can eventually lead to cervical high-grade dysplasia (HSIL) and eventually to cervical cancer. Researchers have estimated the global prevalence of clinically pre-cancerous cervical HSILs at between 28 and 40 million.
Current management options for cervical HSIL are limited and are associated with potential unwanted side effects. The “watch-and-wait” process associated with low-grade squamous intraepithelial lesions (LSIL, formerly called low-grade dysplasia or CIN 1) and in some young women with higher grade lesions (though only for the CIN 2 level of cervical HSIL) can be a stressful approach. The only available current treatment option for cervical HSIL is surgery, which involves ablating or cutting into a women’s cervix to remove the pre-cancerous or cancerous lesions. These treatments may lead to short-term adverse effects including cervical scarring, excess bleeding, and infection, or to longer-term reproductive risks such as pre-term birth, miscarriage, and perhaps infertility. More importantly, because surgery does not clear the underlying systemic HPV infection, there is a chance of high-grade pre-cancer lesion recurrence after surgery as a result of persistent HPV infection and/or incomplete removal of the lesion.
While there is currently a vaccine available to prevent HPV infection, challenges with acceptance, accessibility and compliance of vaccines to prevent HPV infection and their resulting pre-cancers and cancers have resulted in many vaccine-eligible people remaining unvaccinated and at risk; it is estimated that even in the United States, only 60% of the eligible population has been vaccinated against HPV. In addition, preventive HPV vaccines cannot treat or protect those already infected with the same HPV genotypes, which is a large population. Currently there is no viable immunotherapy or drug available to fight incident, prevalent, or persistent HPV infection or to treat cervical HSIL. We therefore believe that there is a significant market opportunity for our therapeutic product candidate VGX-3100.
VGX-3100 is designed to increase T cell immune responses against the E6 and E7 oncogenic proteins of high-risk HPV types 16 and 18 that can be present in both precancerous and cancerous cells transformed by these HPV types. E6 and E7 are oncogenes that play an integral role in transforming HPV-infected cells into precancerous and cancerous cells, thus making them appealing targets for T cell directed immunotherapy. The goal of VGX-3100 is to stimulate the body's immune system to generate a T cell response strong enough to kill the cells producing the E6/E7 protein. The potential of such an immunotherapy would be to treat HSIL caused by these HPV types.
VGX-3100 for the Treatment of Cervical HSIL
We have completed randomized, blinded, placebo-controlled Phase 2b and Phase 3 clinical trials of VGX-3100 compared to placebo, in women with HPV-16 and HPV-18 cervical HSIL. Data from the Phase 2b trial supported our Phase 3 development program; in the Phase 2b trial, women treated with VGX-3100 were more likely to demonstrate resolution of cervical HSIL and HPV clearance from cervical lesions than those women receiving placebo. In addition, antigen-specific T cell levels in women treated with VGX-3100 were greater than those treated with placebo. All women were monitored for an additional 52 weeks following the primary endpoint to assess for safety; VGX-3100 was considered to be well-tolerated and there were no safety concerns observed. Immune endpoints were also assessed and women whose lesions regressed also had higher frequencies of HPV-specific CD8+ T cells which co-expressed key molecules important in the T cell killing cascade and directly correlated with clinical efficacy. To our knowledge, this Phase 2b trial was the first study from which data was published indicating a direct correlation between antigen-specific CD8+ T cells generated in vivo and clinical efficacy.
Phase 3 Trials (REVEAL1 and REVEAL2)
In preparation for Phase 3 development and potential commercialization, we completed a manufacturing technology-transfer to a commercial manufacturing facility and scaled up manufacturing of VGX-3100.
We also designed and manufactured a new smart delivery device, CELLECTRA®-5PSP, which is being used in our global Phase 3 clinical trial of VGX-3100. This smart device uses a cordless applicator and charges cordlessly in an improved base station that has been optimized for ease of use in the clinic.
Our Phase 3 program, named REVEAL, consists of a primary trial (REVEAL1; HPV-301) and confirmatory trial (REVEAL2; HPV-303), being conducted in parallel. The REVEAL trials are prospective, randomized (2:1), double-blind, placebo-controlled trials evaluating adult women with HPV 16/18 positive biopsy-proven cervical HSIL (CIN 2/3). The primary endpoint is regression of cervical HSIL and virologic clearance of HPV-16 and/or HPV-18 in the cervix, which was a secondary endpoint that was achieved in our Phase 2b trial. Overall, the Phase 3 trials are evaluating cervical tissue changes at approximately 9 months after beginning a three-dose regimen of VGX-3100 administered at months 0, 1 and 3.
In March 2021, we announced the result of the REVEAL1 trial of VGX-3100. The trial protocol-defined intention to treat (ITT) population (N=201) includes all randomized participants regardless of availability of endpoint data and defines those without endpoint data as non-responders. There were eight such participants (seven in the treatment group, one in the placebo group) in the ITT population. Including participants with missing endpoint data, the percentage of participants meeting the primary endpoint was 22.5% (31/138) in the treatment group, versus 11.1% (7/63) in the placebo group (p=0.029; 95%CI: -0.4,21.2), which was not statistically significant. All secondary endpoints were achieved except for regression of cervical HSIL alone (95%CI: -0.6,24.5).
For the protocol-defined mITT population (N=193) which includes all participants with endpoint data, we announced that VGX-3100 had achieved the primary and secondary endpoints among all evaluable participants. For the primary endpoint of histopathological regression of HSIL and virologic clearance of HPV-16 and/or HPV-18 at week 36, the percentage of responders was 23.7% (31/131) in the treatment group, versus 11.3% (7/62) in the placebo group (p=0.022; 95%CI: 0.4,22.5), thus achieving statistical significance. All secondary efficacy endpoints were achieved in this population. These endpoints were: a) regression of cervical HSIL to normal tissue combined with HPV16/18 viral clearance, b) regression of cervical HSIL alone, c) regression of cervical HSIL to normal tissue, and d) HPV 16/18 viral clearance alone. There were no treatment-related serious adverse events (SAEs) and most adverse events (AEs) were self-resolving and were considered to be mild to moderate, consistent with earlier clinical trials. These data were presented at the 2021 American Society for Colposcopy and Cervical (ASCCP) annual scientific meeting, and at the 34th International Papillomavirus Conference (IPVC) in November 2021.
We completed the 52-week safety follow-up of participants in REVEAL1 and showed that VGX-3100 remained well-tolerated through Week 88. In addition, participants treated with VGX-3100 who met the primary endpoint at Week 36 remained clear of HPV-16 and/or HPV-18 at Week 88.
REVEAL2 is the second of two Phase 3 trials and the confirmatory trial agreed upon by INOVIO and FDA. Endpoints for REVEAL2 are identical to those for REVEAL1; participants will be followed for up to 40 weeks. Enrollment of REVEAL2 was completed in the fourth quarter of 2021. Top-line efficacy and safety data are expected to be available in the second half of 2022.
VGX-3100 for the Treatment of Vulvar HSIL
HPV-16 and HPV-18 can cause precancerous and cancerous lesions of the vulva. These precancerous lesions, or vulvar HSIL, have less than a 5% rate of spontaneous or natural regression and there are no FDA-approved non-surgical treatments. Surgery, the most common treatment, is associated with high rates of disease recurrence and can cause disfigurement, long-term pain, and psychological distress for women who undergo the procedure. Vulvar HSIL recurs in approximately one-half of patients who undergo surgical treatment.
We have also completed a Phase 2 trial (HPV-201) to evaluate the efficacy of VGX-3100 in participants with vulvar HSIL. This randomized, open-label Phase 2 clinical trial assessed the efficacy of VGX-3100 in 33 women with vulvar HSIL. VGX-3100 was administered with our CELLECTRA® -5PSP smart device. The primary endpoint of the trial was histologic clearance of high-grade lesions and virologic clearance of the HPV virus in vulvar tissue samples. The trial also evaluated the safety and tolerability of VGX-3100. In January 2021, we announced positive efficacy results from this trial. A 25% or more reduction in HPV-16/18-associated vulvar HSIL was observed for 63% of trial participants (12 of 19) treated with VGX-3100 at six months post-treatment. Three of the 20 participants with histology data (15%) resolved their vulvar HSIL and had no HPV-16/18 virus detectable in the healed area. VGX-3100 was well-tolerated in the Phase 2 trial.
We are evaluating future clinical steps for the vulvar HSIL program, including the potential for applying for U.S. FDA Orphan Drug Designation (ODD) for this indication. ODD is intended to encourage drug development for rare diseases by providing tax credits for qualified clinical trials, an exemption from user fees related to the New Drug Application or Biological License Application, and a potential of up to seven years of market exclusivity after approval. The FDA grants orphan drug status to medicines intended for the prevention, diagnosis, and treatment of rare diseases or conditions, as defined as a disease or condition with a prevalence of less than 200,000 patients in the United States annually.
VGX-3100 for the Treatment of Anal or Perianal HSIL
HPV-16 and HPV-18 can also cause precancerous lesions of the anus (anal HSIL). Left untreated, anal HSIL may progress to cancer. Spontaneous regression of anal HSIL is observed in approximately 20% of patients. Persistent infection with one or more high-risk HPV genotypes is responsible for a large portion of anal cancer. In the United States, about 55% to 80% of anal HSIL cases are associated with HPV-16/18, and worldwide about 80% of anal HSIL cases are associated with HPV-16/18. In the United States, over 90% of anal cancer is attributable to HPV, and about 87% of those HPV anal cancers are attributable to HPV-16/18 specifically.
There are no validated screening tests or a general screening recommendation consensus for anal HSIL. Treatment usually consists of repeated ablation, most commonly radiofrequency ablation (RFA), resections or laser therapy. However, recurrence rates are high, up to 49% one year after treatment, resulting in an unmet medical need.
We have completed a Phase 2 clinical trial (HPV-203) to evaluate VGX-3100 in participants who are HIV-negative with histologically confirmed anal or perianal HSIL, or anal intraepithelial neoplasia (AIN), associated with HPV-16 and/or HPV-18. This open-label trial enrolled 24 participants who received three doses of VGX-3100 delivered by our CELLECTRA®-5PSP device. The primary endpoint of the trial was histologic clearance of the high-grade lesions and virologic clearance of the HPV-16/18 virus in anal/perianal tissue samples. In December 2020, we announced positive Phase 2 efficacy results from this trial. One-half of participants treated with VGX-3100 (11/22) showed resolution of HPV-16/18-associated anal HSIL at six months following the start of treatment. VGX-3100 was well-tolerated in the trial. We plan to pursue a registrational Phase 3 clinical trial for HPV-16-/18-associated anal HSIL as well as to apply for ODD from the U.S. FDA.
In addition to the Phase 2 anal HSIL trial sponsored by us, a separate ongoing Phase 2 trial sponsored by the AIDS Malignancy Consortium (AMC-103) is evaluating VGX-3100 in participants with histologically confirmed anal or perianal HSIL associated with HPV-16 and/or HPV-18 who are HIV-positive. This open-label single-arm trial plans to enroll approximately 75 participants who will receive up to four doses of VGX-3100 delivered by CELLECTRA®-5PSP smart device. The primary endpoint of the trial is histological regression of high-grade anal lesions to low-grade SIL or normal histology.
VGX-3100 Immune Correlates and Biomarker Signatures
We are pursuing a biomarker signature for our VGX-3100 program. In May 2019, we entered into a collaboration with QIAGEN N.V. to co-develop a liquid biopsy-based diagnostic for this biomarker signature to identify women with HPV-16/18 cervical HSIL most likely to respond to VGX-3100. In February 2021, we announced an extension of our partnership with QIAGEN with a new master collaboration agreement to develop liquid biopsy-based companion diagnostic products based on next-generation sequencing technology to complement our therapies. QIAGEN is utilizing the Illumina NextSeq™ 550Dx platform for this biomarker, the first development based on a partnership QIAGEN and Illumina signed in October 2019.
In December 2021, we announced that we and QIAGEN have identified candidate biomarker signatures for VGX-3100 with the intent of selecting a final signature of a pre-treatment in vitro diagnostic to meet the specific characteristics desired to identify women with HPV-16/18 cervical HSIL most likely to respond to VGX-3100. This biomarker, if validated, may have the potential to identify those women who are more likely to have a favorable treatment outcome, specifically the regression of cervical HSIL and clearance of virus.
ApolloBio Collaboration Agreement for VGX-3100 within Greater China
In 2017, we entered into an agreement providing ApolloBio Corporation with the exclusive right to develop and commercialize VGX-3100 within Greater China (defined as China, Hong Kong, Macao and Taiwan). Additional details on the

ApolloBio Agreement are provided below under "License, Collaboration and Supply Agreements." In December 2021, ApolloBio dosed its first participant in a separate Phase 3 trial in China (HPV-303CHN).
INO-3107 for the Treatment of Recurrent Respiratory Papillomatosis (RRP)
RRP is a rare disease (estimated at about 7,000 active prevalent cases in the United States in 2018, including both juvenile and adult cases) that is characterized by the growth of tumors in the respiratory tract primarily caused by HPV-6 and/or HPV-11 genotypes. Although mostly benign, such papillomas can cause severe, sometimes life-threatening airway obstruction and respiratory complications. A distinguishing aspect of this disease is the tendency for the papilloma to recur after surgical procedures to remove them. If RRP develops in the lungs, affected individuals can potentially experience recurrent pneumonia, chronic lung disease (bronchiectasis) and, ultimately, progressive pulmonary failure. In extremely rare cases (less than 1%), RRP can develop into squamous cell carcinoma. Additional symptoms of RRP can include hoarse voice, difficulty in sleeping and swallowing, and chronic coughing. RRP symptoms are usually more severe in children than in adults. In children, the disorder is most often diagnosed at or around the age of four years. In adults, the disorder occurs most often in the third or fourth decade, though evidence exists for some incidence of new diagnoses in the sixth decade.
In February 2020, we commenced an open-label, multicenter Phase 1/2 trial that is evaluating the efficacy, safety, tolerability and immunogenicity of INO-3107, a DNA medicine candidate similar to INO-3106, but targeting HPV-6 and HPV-11 associated RRP and including INO-9112, encoding IL-12, in participants with HPV-6 and/or HPV-11-associated RRP. For this trial, adult participants will first undergo surgical removal of their papilloma(s) and then receive up to four doses of INO-3107, once every three weeks. The primary endpoint of this trial is safety and tolerability. The trial is also assessing efficacy as a function of the number of treatments required to treat RRP relative to the number of treatments required to control disease prior to enrollment in the trial. We began enrollment in November 2020, and completed enrollment of the first 32 participants in December 2021. All 32 adult participants first underwent surgical removal of their papilloma(s) and then received four doses of INO-3107, one every three weeks. We expect preliminary efficacy data from a portion of participants from this Phase 1/2 trial in the second half of 2022.
In July 2020, we announced that the U.S. FDA granted ODD for INO-3107.
INO-5401 for the Treatment of Glioblastoma Multiforme (GBM)
Glioblastoma multiforme (GBM) is the most common and aggressive type of brain cancer. In the United States, the median age at diagnosis is 65 years, and the incidence rate increases thereafter. Prognosis is extremely poor, and a limited number of new therapies have been approved over the last 10 years; median overall survival for U.S. patients receiving standard of care therapy was approximately eight months and the five-year survival was 6.8% for all ages combined. The annual incidence of GBM is estimated to be approximately 12,000 cases per year and increasing.
Our product candidate INO-5401 is an immunotherapy consisting of three synthetic DNA plasmids encoding for three tumor-associated antigens: human telomerase (hTERT), Wilms tumor gene-1 (WT1) and PSMA. The National Cancer Institute previously highlighted WT1, hTERT and PSMA among a list of important cancer antigens, designating them as high priorities for cancer immunotherapy development, as these three tumor-associated antigens are commonly expressed in human cancers.
In 2017, we reported data indicating that our SynCon® WT1 cancer antigen was capable of breaking immune tolerance, a major challenge to researchers striving to develop potent cancer therapies and induced neo-antigen-like T cell responses to cause tumor regression in pre-clinical studies. The results were published in the scientific journal Molecular Therapy.
While mice in the preclinical study did not mount an immune response to native mouse WT1 antigens, mice immunized with our SynCon WT1 antigen broke tolerance and generated robust neo-antigen-like T cells. The immunized mice also exhibited smaller tumors and prolonged survival in a tumor challenge study. SynCon WT1 DNA vaccination also broke tolerance and generated neo-antigen-like T cell immune responses in Rhesus monkeys, a species whose immune system closely resembles that of humans. The ability to overcome the immune system’s usual tolerance of WT1 antigen suggests the potential of our SynCon WT1 antigen to address multiple WT1-expressing cancer in humans. We previously reported similar results for our SynCon hTERT and PSMA cancer antigens.
We have completed a Phase 1/2 immuno-oncology trial of INO-5401 and INO-9012 (IL-12 plasmid) in participants with newly diagnosed GBM, in combination with cemiplimab (Libtayo®), a PD-1 inhibitor developed jointly by Regeneron Pharmaceuticals and Sanofi. This open-label trial began in 2018 and enrolled 52 newly diagnosed GBM participants. The primary endpoint was safety and tolerability, and the trial also evaluated immunogenicity and efficacy (overall survival). Data from the trial has been presented at several medical conferences. In November 2019, we provided interim results showing that 80% (16 of 20) of MGMT gene promoter methylated participants and 75% (24 of 32) of unmethylated participants, the more difficult to treat group, were progression-free at six months (PFS6) measured from the time of their first dose, exceeding historical standard-of-care data. This immunotherapy combination with a PD-1 checkpoint inhibitor also exhibited supportive safety, tolerability, and immunogenicity data and suggested a safety profile consistent with that of Libtayo as well as our other product candidates. Most participants assessed had a T cell immune response to one or more tumor-associated antigens encoded by INO-5401, and immune responses to all three tumor-associated antigens were also observed in this trial.
In May 2020, we updated these results, showing that 85% (44 out of 52) of the participants in this trial were alive for at least 12 months following treatment. The updated results showed that 84.4% percent (27 of 32) of participants with MGMT promoter unmethylated tumors, and 85% (17 of 20) of participants with MGMT promoter methylated tumors, were alive at 12 months. Activated killer T cells directed towards one, two or all three cancer antigens in INO-5401 were detected in almost all participants tested.
In November 2020, additional data from the trial were presented at the Society for Neuro-Oncology (SNO) Annual Meeting. Survival data at 18 months showed that 70% (14/20) of MGMT promoter methylated GBM participants were alive, and 50% (16/32) of MGMT promoter unmethylated participants were alive after 18 months. Median overall survival in the unmethylated GBM participants was 17.9 months, which compares favorably to historical controls. An update on immunology data showed that in the MGMT promoter unmethylated cohort, 19 of 22 (86%) participants had an IFN-gamma T cell response that increased over baseline to one or more of the antigens encoded by INO-5401. In the MGMT promoter methylated cohort, 16 of 17 (94%) participants had an IFN-gamma response that increased over baseline to one or more of the antigens encoded by INO-5401.
In November 2021, updated data was presented at the Society for Immunotherapy of Cancer pre-conference workshop from the GBM-001 Phase 2 trial. Overall survival at 24 months was 22% (7/32) for the MGMT unmethylated cohort and 55% (11/20) for the MGMT methylated cohort. The trial showed that INO-5401+INO-9012 with cemiplimab and radiation/TMZ have an acceptable safety profile, are immunogenic, and may improve survival in newly diagnosed GBM.
INO-5151 (INO-5150 + INO-9012) for the Treatment of Prostate Cancer
We are developing INO-5151, which consists of DNA plasmids targeting Prostate Specific Antigen (PSA) and Prostate Specific Membrane Antigen (PSMA), combined with INO-9112, the IL-12 plasmid, for the treatment of prostate cancer. In the United States in 2022, there will be an estimated 268,490 new cases of prostate cancer and about 34,500 deaths due to this cancer. We previously completed a Phase 1 trial of INO-5150, DNA plasmids targeting PSA and PSMA. Data from this trial have been presented at several annual meetings, most recently at the 2018 European Society for Medical Oncology (ESMO) congress and have suggested that men treated with INO-5150 on the trial experienced a slowing of PSA doubling time, an important indicator of potential clinical benefit. Data presented at these conferences also showed immunogenicity and tolerability of INO-5150.
In 2019, we announced a clinical collaboration with Parker Institute for Cancer Immunotherapy (PICI) and the Cancer Research Institute (CRI) as part of which INO-5151 is being combined with an immune modulator (CDX-301, FLT3 ligand, a dendritic cell mobilizer) and a PD-1 immune checkpoint inhibitor (nivolumab) in participants with metastatic castration-resistant prostate cancer (mCRPC), in a PICI-sponsored platform trial (PORTER). This combination trial is an open-label, non-randomized, exploratory platform trial designed to assess the safety and antitumor activity of multiple immunotherapy-based combinations in participants with mCRPC who have received prior secondary androgen inhibition. This trial will evaluate biomarkers of immune activity and clinical outcomes using a multi-omic, multi-parameter approach. Our immunotherapy is one arm of this PICI-supported trial, and recruitment is ongoing. Under the agreement, PICI will design and conduct the clinical trial, working in collaboration with its established network of clinical academic and industry cancer centers, with funding support from CRI. We will provide financial contributions based on the actual costs of the trial, if INO-5151 reaches the initiation of a Phase 3 trial.
Infectious Disease Product Candidates
Our product development platform also allows for rapid design, pre-clinical testing, manufacturing and clinical development of our vaccine and immunotherapy product candidates. In 2016, we were the first entity able to advance a Zika virus vaccine into human clinical trials, 4.5 months after the World Health Organization, or WHO, declared the emerging Zika virus infections to be a Pandemic Health Emergency of International Concern. Previously, we led the development of the first MERS vaccine in human clinical trials. More recently, our DNA medicines platform and SynCon® capabilities allowed us to rapidly respond to the SARS-CoV-2 coronavirus outbreak in early 2020. We believe that our development platform is well positioned to support global health agencies to develop preparedness countermeasures against bioterrorism and/or emerging pandemic agents.
INO-4800 for COVID-19
Background
A novel strain of coronavirus emerged in the human population in Wuhan City, China in late 2019. The new virus is a member of the genus of Coronaviruses, which is comprised of seven known viruses that can infect and make humans ill, including Middle East Respiratory Syndrome Coronavirus (MERS-CoV) and Severe Acute Respiratory Syndrome Coronavirus

(SARS-CoV), as well as four other lower risk coronaviruses which can cause the common cold. The disease caused by the SARS-CoV-2 novel coronavirus was subsequently named COVID-19.
The virus quickly spread throughout China, Asia, and worldwide. As of February 2021, almost every country on earth had reported confirmed cases. As of January 2022, a total of nearly 320 million confirmed cases had been reported worldwide, with a total of more than 5,510,000 reported deaths directly due to this disease. Both the numbers of reported and estimated actual cases began to rise significantly in 2022 with the emergence of the Omicron variant of concern of the SARS-CoV-2 virus.
Presently, several major variants of concern (VOCs) of SARS-CoV-2 have evolved and spread significantly from several portions of the globe and quickly to many countries. These VOCs have the characteristics of at least having a significantly increased transmission rate compared to the original/main SARS-CoV-2 strain. Currently authorized vaccines may not be as effective at preventing disease due to these variants.
Phase 1 Clinical Trial
In December 2020, we announced the publication of peer-reviewed Phase 1 clinical data from the first cohort of 40 participants receiving INO-4800. In this trial, INO-4800 was immunogenic in all vaccinated participants, generating an immune response of humoral (including neutralizing antibodies) and/or cellular responses (both CD4+ and CD8+ T cells).
Additionally, Phase 1 clinical data found INO-4800 to have a favorable safety and tolerability profile with no serious adverse events reported. Six Grade 1 adverse events (AEs) were observed, primarily minor injection site reactions. These only occurred on the day of the first or second dosing, and the AEs did not increase in frequency with the second administration.
Phase 2/3 Clinical Trial – INNOVATE
In December 2020, we announced the dosing of the first participant in our Phase 2 clinical trial evaluating INO-4800, as part of our Phase 2/3 clinical trial, called INNOVATE (INOVIO INO-4800 Vaccine Trial for Efficacy). The Phase 2 segment of the trial has enrolled approximately 400 participants who are 18 years or older at 17 U.S. sites to evaluate safety and immunogenicity in order to confirm the dose(s) for the subsequent efficacy evaluation as part of the Phase 3 segment of the trial.
The Phase 2 segment of the trial, funded by the DoD, evaluated safety, tolerability and immunogenicity of INO-4800 in a two-dose regimen (1.0 mg or 2.0 mg), in a three-to-one randomization to receive either INO-4800 or placebo to confirm the more appropriate dosing level(s) for each of three age groups (18-50 years, 51-64 years and 65 years and older) at high risk of SARS-CoV-2 exposure for the subsequent Phase 3 efficacy evaluation. Results from the Phase 2 segment provided us with the information to select the dose level for the Phase 3 segment.
The global Phase 3 segment of INNOVATE is a randomized, blinded, placebo-controlled clinical trial to evaluate the safety and efficacy of INO-4800 in a two-dose regimen (2.0 mg per dose), administered one month apart, in a 2-to-1 randomization in men and non-pregnant women 18 years of age and older. The primary endpoint of this case-driven Phase 3 trial is virologically confirmed symptomatic COVID-19. The Phase 3 segment has received authorization to proceed in seven countries: Mexico, Brazil, Colombia, Thailand, India, Philippines, and the United States.
We conducted an in vitro assessment of the cross-reactivity of INO-4800 vaccine-induced immune responses against the Omicron variant of SARS-CoV-2. Testing was observed to provide full maintenance of T cell responses against the Omicron variant in clinical samples from participants who has received INO-4800, including CD8+ responses, in line with results observed with the vaccines of other developers, significantly decreased levels of both neutralizing and binding antibodies against Omicron. The maintenance and preservation of T cell responses continue to remain a consistent observation for INO-4800 against the ancestral COVID-19 virus and across all variants of concern (VOCs) tested to date, including Omicron. We believe this is a critical observation as T cell responses are thought to play an important role in protection against severe disease and death and may be central to the durability of vaccine protection.
In response to the dominance of the Omicron variant globally and the persistence of cross-reactive T cell responses generated by INO-4800, including CD8+, across all variants of concern to date, we plan to seek regulatory approval to amend the primary endpoint of INNOVATE from prevention of virologically confirmed COVID-19 disease to prevention of severe disease due to COVID-19. We believe INO-4800's ability to generate T cell responses could be critical in meeting the proposed amended primary endpoint.
In addition, to reflect the potential impact of the Omicron variant on INNOVATE, the Data Safety Monitoring Board (DSMB) recommended that we pause enrollment of new patients in the global Phase 3 clinical trial of INO-4800 in order to update the Informed Consent Form and Investigator Brochure. As a result of the DSMB’s recommendation, as well as our plans to seek approval to amend the trial’s primary endpoint, we have paused enrollment of new patients in INNOVATE. Interim efficacy data from INNOVATE will therefore not be available in the first half of 2022 as previously expected.
We are also evaluating the feasibility of an additional ex-US heterologous boost (vaccination with a different vaccine from the previous administration) trial with our COVID-19 DNA vaccine candidate, INO-4800, as a booster in a non-inferiority clinical trial compared to approved viral vector and inactivated COVID-19 vaccines. Viral vector and inactivated COVID-19 vaccines have been the vaccine of choice, particularly in low-to-middle income countries where thermostability of a vaccine can be critical. Moreover, global demand for heterologous boosters may not be met with currently licensed vaccines (EUA or full authorization) or those not currently licensed but with Phase 3 efficacy data. While a clear regulatory pathway for a heterologous boost trial has not been defined, regulatory agencies in some countries have expressed consideration towards the use of heterologous boost vaccines in clinical trials, given the logistical challenges as well as vaccine hesitancy associated with some approved vaccines. We believe that second generation vaccines are needed to address issues such as vaccine equity and logistical challenges that are still left to be solved. At the same time, we recognize that there are regulatory hurdles to be cleared. Key features of our DNA vaccine technology which make it a potentially favorable booster candidate include generating T-cell responses against multiple variants of concern, lack of anti-vector immunity, tolerability of re-administration, thermostability for transport, storage, and distribution.
Phase 2/3 Clinical Trial – SOLIDARITY TRIAL VACCINES (STV)
INO-4800 is one of two initial COVID-19 vaccine candidates included in the WHO's Solidarity Trial Vaccines, which is designed to "rapidly evaluate the efficacy and safety of promising new candidate vaccines selected by an independent vaccine prioritization advisory group composed of leading scientists and experts." Recruitment for the trial has begun in Colombia, Mali and the Philippines; enrollment is expected at more than 40 sites across the three countries. According to the WHO, the trial "has the additional potential to uncover second-generation vaccines with greater efficacy, conferring greater protection against variants of concern offering longer duration of protection, and/or using needle-free routes of administration.” The trial is sponsored by the WHO.
INO-4800 in China
In December 2020, we announced the dosing of the first participant in our Phase 2 clinical trial of INO-4800 in China. The Phase 2 clinical trial being conducted in China is independent of the INNOVATE Phase 2/3 clinical trial of INO-4800 and will enroll approximately 640 participants who are 18 years or older. Our collaborator Advaccine is conducting and funding the Phase 2 trial in China.
The Phase 2 clinical trial of INO-4800 in China has enrolled both 18-59 years old adults and older adults (60 years and older) with the primary endpoints of evaluating safety and immunogenicity within the Chinese population. The dosing regimen involves two vaccinations at 0 and 28 days with either 1.0 mg or 2.0 mg dosing levels and is similar to the Phase 2 segment of the INNOVATE trial.
Our partner Advaccine has completed enrollment of its 200-participant homologous and 267-participant heterologous boost trials in China. The trials are designed to evaluate safety, tolerability, and immunogenicity of INO-4800 as a homologous boost where INO-4800 was administered as the primary vaccine and as heterologous boost where an inactivated vaccine was administered as the primary vaccine.
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
As part of DARPA's two-year grant, our and Wistar's teams have constructed COVID-19 dMAb candidates mirroring AstraZeneca's traditional recombinant monoclonal antibody candidates currently being tested in clinical trials to treat COVID-19. These dMAb candidates can be quickly developed and produced in vivo, offering a cost-effective and scalable therapeutic and preventive option for treatment of SARS-CoV-2 virus infection. The dMAb® candidates will then be advanced into preclinical studies and then potentially into human clinical trials.
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

In December 2020, we announced the execution of an agreement with Kaneka Eurogentec S.A., an affiliate of Kaneka Corporation, for Eurogentec to manufacture INO-4800 at their GMP plasmid production site in Belgium.
COVID-19 Variants of Concern (VOC)
We have been closely monitoring the development and evolution of SARS-CoV-2, with a particular focus on the Alpha (aka B.1.1.7 or “UK”), Beta (aka B.1.351 or original “South African”), Gamma (aka B.1.1.28.1 or “Brazilian”), Delta (aka B.1.617.2 or “Indian”), and Omicron (aka B.1.1.529 or newer “South African”) variants of concern (VOCs) of the SARS-CoV-2 virus. We have been and are continuing to evaluate the impact of newly circulating strains of the SARS-CoV-2 virus on the immune profile of INO-4800 through an assessment of binding antibodies, neutralizing antibodies in both live and pseudo-type neutralization assays as well as assessing the impact of the INO-4800-generated T cell responses on these variants.
We are also developing next-generation, pan-COVID vaccine candidates, that could be tailored to the known and potentially the unknown SARS-CoV-2 variants. Using our SynCon® gene optimization algorithm to analyze the available sequence data from all existing circulating variants, we are seeking to create a synthetic SAR-CoV-2 spike protein gene design intended to protect against the known VOC as well the future unknown strains. Our DNA vaccines generate a balanced immune response, including T cell responses, which we believe could make our pan-COVID vaccine candidates less susceptible to changes in the genetic sequence of the virus. DNA vaccines can also be used for multiple boosts without being impacted by anti-vector immunity or an increase in reactogenicity. Moreover, pre-clinical studies and clinical trials have shown that DNA vaccines could also be used to boost the initial immune responses generated by multiple other vaccine platforms.
INO-4700 for Middle East Respiratory Syndrome (MERS)
Background on MERS
The Middle East Respiratory Syndrome or MERS is a viral respiratory illness first reported in Saudi Arabia in 2012. MERS appears to have been transmitted from an animal reservoir to humans but human to human transmission has been confirmed. The virus for this disease belongs to the Coronaviradea family (or a coronavirus – MERS-CoV), and was not shown to be a communicable virus spreading in a sustained way in communities, but rather via rapid spread in the nosocomial setting, such as emergency rooms and/or hospitals without adherence to state-of-the-art infection control practices, which can result in outbreaks with many cases, including super-spreading events. Like the severe acute respiratory syndrome (SARS) outbreak in 2003 linked to another coronavirus (SARS-CoV-1), which made approximately 8,000 people ill and was fatal in nearly 10% of those cases, MERS-CoV appears to cause severe lung infections. However, the case-fatality rate (death rate) of MERS has typically been between 30% and 40%, which is significantly higher than that of SARS. While the SARS epidemic in 2003 killed 10% of those who became ill from the SARS virus, MERS has killed approximately 34% of people who people who became ill from the MERS virus from 2012 to October 2021. MERS differs in that it also causes rapid kidney failure. Its high death rate has caused serious concern among global health officials.
Despite the continuing threat of MERS outbreaks, there are no approved vaccines or treatments for MERS.
Clinical Development – MERS
In April 2018, we announced a collaboration with CEPI under which we are developing vaccine candidates against MERS. CEPI will fund up to $56 million of costs to support our pre-clinical and clinical advancement through Phase 2 of our vaccine candidate INO-4700. The goal of the collaboration is for our MERS vaccine to be available as soon as possible for emergency use.
In April 2020, we announced interim data through week 16 from a Phase 1/2a trial of DNA vaccine INO-4700. Vaccine recipients had strong antibody and T cell immune responses after 2 or 3 doses with 0.6 mg, delivered intradermally with our CELLECTRA® device. The vaccination regimen was well-tolerated with no vaccine-associated SAEs. The researchers at the Wistar Institute, Seoul National University Hospital, and the International Vaccine Institute (IVI) collaborated on this trial.
For those receiving 0.6 mg of INO-4700, 88% seroconverted after a two-dose regimen at 0 and 8 weeks, while for those receiving a three-dose regimen given at 0, 4 and 12 weeks, 84% seroconverted after 2 doses and 100% after 3 doses, as measured by a binding antibody assay against the full-length S protein (ELISA). Additionally, 92% of the vaccine recipients in both groups displayed the ability to neutralize the virus using a pseudotype-based neutralization assay. Robust T cell responses were observed in 60% of vaccine recipients after the two-dose regimen and 84% of those in the three-dose group (ELISpot assay). A single dose of 0.6 mg of INO-4700 intradermal vaccination resulted in 74% binding antibody response rate and 48% neutralization antibody response rate.
We have dosed and completed enrollment for the first part (dose finding stage) of the Phase 2 trial (192 participants) of INO-4700. The multi-center Phase 2 trial is a randomized, double-blinded, placebo-controlled trial designed to evaluate the safety, tolerability, and immunogenicity of INO-4700 administered with CELLECTRA 2000 in approximately 500 healthy adult participants. The trial, which is sponsored by INOVIO and fully funded by CEPI, is being conducted at sites in Jordan, Lebanon, and Kenya where MERS cases have been reported.

INO-4201 for Ebola Virus Disease
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
In 2018, two Ebola outbreaks occurred, both in the Democratic Republic of Congo (DRC). The second Ebola outbreak of 2018 in the DRC became the second largest Ebola outbreak in world history. This particular outbreak had a 66% case-fatality ratio (aka case-fatality rate) as of February 2020. On June 1, 2020 an additional Ebola outbreak was declared in the DRC, before the outbreak was declared over on November 18, 2020. More recently, Ebola outbreaks have occurred in Guinea (February to June, 2021) and in the DRC (October 2021 and still ongoing).
Clinical Development - Ebola
In March 2019, Phase 1 clinical data of our Ebola vaccine candidate INO-4201 was published in The Journal of Infectious Diseases. We believe that this trial, which is being fully funded by DARPA, further supports the advancement of the intradermal delivery platform for emerging infectious diseases. Significantly, intradermal (skin) administration with our CELLECTRA® smart delivery device resulted in 100% of evaluable participants in the trial generating antigen-specific antibody responses that persisted for more than one year in most participants and generated T cell responses equivalent to or better than the group that received intramuscular delivery. We believe these published data further validate the tolerability, potency, and product stability advantages of our vaccine and immunotherapy platform.
Our Ebola vaccine candidate was evaluated in five groups of healthy participants. Of 70 evaluated participants, 67 (96%) seroconverted and mounted a strong antibody response to the Ebola glycoprotein antigen following the three dose immunization regimen; 52 participants (74%) seroconverted after only two doses.
In the trial arm using intradermal (skin) administration, 13 of 13 evaluable participants (100%) generated antigen-specific antibody responses after only two doses and all remained seropositive after three immunizations.
In December 2021, we announced complete enrollment of a 46-participant Phase 1b trial in which INO-4201 will be assessed as a heterologous booster in healthy volunteers previously vaccinated with rVSV-ZEBOV (Ervebo®), an FDA- and EMA- approved viral vector-based Ebola vaccine. To date INO-4201 has been well-tolerated and has not demonstrated systemic SAEs, such as fever, joint pain, and low white blood cell counts, that have been reported in association with some viral vector-based Ebola vaccines currently in development.
INO-4500 for Lassa Fever
Background on Lassa Fever
Lassa fever, also known as Lassa hemorrhagic fever, is an acute viral disease which occurs mostly in West Africa. The disease can cause a range of outcomes including fever, vomiting, diarrhea, cough, swelling of the face, pain in the muscles, chest, back and abdomen, bleeding of various parts of the body including the eyes and nose, vagina, and gastrointestinal tract, and death. Of the survivors of Lassa fever, about one-third have sudden-onset hearing loss, with more than half of those cases resulting in permanent hearing loss. This infection is spread through contact with infected rodents. Person to person transmission is also possible, via bodily fluids, albeit less common. Lassa virus infection in West Africa is estimated to affect 100,000 to 300,000 people annually, resulting in approximately 5,000 deaths, as disease and infection surveillance has been poor. Because of difficulties in diagnosing Lassa fever and the remoteness of many areas in which the disease occurs, the numbers of cases and deaths are likely significantly under-reported. Though the majority (about 80%) of Lassa virus-infected persons are asymptomatic or have mild symptoms, the infection can be quite serious to fatal in others. There are no approved vaccines or treatments specifically for Lassa. The case-fatality ratio (aka case-fatality rate) (CFR) among patients hospitalized for Lassa fever is about 15% to 20%, and in some epidemics the CFR has reached 50% in hospitalized patients, such as in the 2015-2016 Nigeria portion of the West Africa outbreak. In lab confirmed cases in Nigeria from 2019 through 2020, the CFR was 21%. The CFR among pregnant women is particularly high, and in pregnant women infected with Lassa virus the fetal death rate due to spontaneous abortion rate is estimated to be about 95%.
Clinical Trials

In May 2019, we dosed our first participant in our Phase 1, first-in-human clinical trial to evaluate INO-4500, a DNA candidate vaccine to prevent infection from the Lassa virus. In 2019, we fully enrolled 60 volunteers in this placebo controlled, blinded, dose escalation trial evaluating INO-4500 for safety, tolerability and immune responses. This trial represents the first Lassa candidate vaccine to enter the clinic. Our sponsored trial, as well as our INO-4500 program, is fully funded through the global partnership with CEPI that we entered into in April 2018.
In October 2021, we announced that we have completed enrollment of a 220 participant Phase 1b trial in Accra, Ghana, which is the first vaccine clinical trial for Lassa Fever conducted in West Africa, where the viral illness is endemic. The dosing regimen involved two intradermal vaccinations at 0 and 28 days with either 1.0 mg or 2.0 mg doses. In addition to providing insights on the INO-4500 safety and immunogenicity profile, this trial will inform dose selection for subsequent Phase 2 trials in West Africa. If the result of this trial is positive, we expect to advance INO-4500 into a Phase 2 trial. If satisfactory Phase 2 data are achieved, CEPI, in cooperation with local regulatory authorities and the WHO, could elect to stockpile the vaccine for future use throughout the region.
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
Using our core platform technology, we insert the DNA sequence for a specific monoclonal antibody in a DNA plasmid. We deliver the plasmid directly into cells of the body using our CELLECTRA smart delivery system, enabling the electroporated cells to manufacture those mAbs in vivo, - unlike conventional mAb technology that requires manufacture outside of the body. We believe this approach provides potentially significant advantages in terms of design simplicity, rapidity of execution and lower production costs.
We expect to design dMAb® product candidates not only for new disease targets not currently addressable with conventional recombinant mAbs, but also targets of existing, commercially available mAb products. We have already designed and produced dMAb product candidates targeting cancer mechanisms including checkpoint inhibition, anti-cancer pathways and anti-Tregs, as well as prophylactic and therapeutic dMAb product candidates for infectious diseases including COVID-19, Ebola, influenza, antibiotic resistant bacteria, dengue and Chikungunya.
In February 2019, we announced that in collaboration with The Wistar Institute and the University of Pennsylvania, the first participant was dosed as part of the first-ever human trial of our dMAb technology. Funded fully by the Bill & Melinda Gates Foundation, this trial's focus is on the safety and tolerability of DNA plasmid encoding for a human anti-Zika antibody. This open-label trial is a single center, dose escalation trial that enrolled 24 healthy volunteers who received from one to four doses of INO-A002, our DNA plasmid encoding for a human anti-Zika antibody. Doses ranging from 0.5 mg to 4 mg of plasmids were injected per participant, independent of their body weight.
As described above, in December 2020, we and a team of scientists from The Wistar Institute, AstraZeneca, the University of Pennsylvania, and Indiana University received a $37.6 million grant from DARPA to use our DNA-encoded monoclonal antibody (dMAb) technology to develop anti-SARS-CoV-2-specific dMAbs which could offer versatile capabilities to function as both a therapeutic and preventive treatment for COVID-19.
License, Collaboration, Supply and Other Agreements
We have entered into various arrangements with corporate, academic, and government collaborators, licensors, licensees and others. The most material of these arrangements are summarized below.
Advaccine
On December 31, 2020, we entered into a Collaboration and License Agreement with Advaccine Biopharmaceuticals Suzhou Co., Ltd. (“Advaccine”), which was amended and restated on June 7, 2021 (as amended and restated, the “Advaccine Agreement”). Under the terms of the Advaccine Agreement, we granted to Advaccine the exclusive right to develop, manufacture and commercialize our vaccine candidate INO-4800 within the territories of China, Taiwan, Hong Kong and Macau (referred to collectively as “Greater China”) and 33 additional countries in Asia. Advaccine does not have the right to grant sublicenses, other than to affiliated entities, without our express prior written consent. As part of the collaboration,

Advaccine also granted to us a non-exclusive license to certain DNA vaccine manufacturing processes.
The June 2021 amendment relates to our collaboration with Advaccine to jointly conduct the global Phase 3 segment of our ongoing Phase 2/3 trial of INO-4800 and expand the existing collaboration to include the global Phase 3 trial. We will jointly participate in the trial and will equally share the global development costs for the trial, including our manufacturing costs to supply INO-4800. In certain instances, we will have the right to convert the exclusive license to a non-exclusive license in the licensed territories, other than Greater China, unless Advaccine agrees to pay us its full share of development costs in excess of a specified maximum. Notwithstanding the foregoing, Advaccine will be fully responsible for conducting the trial in Greater China, including its costs and expenses incurred in conducting the trial in Greater China. We will be fully responsible for our costs and expenses, if any, incurred solely as a result of our activities in connection with the performance of the trial in the United States. The parties may continue to conduct clinical trials of INO-4800 outside of the territories covered by the Advaccine Agreement.
In the event that a global purchasing entity desires to enter into a purchase agreement for INO-4800 in both parties’ territories, the parties will enter into good faith negotiations for an arrangement to supply INO-4800 to such entity. In addition, we are permitted to enter into an agreement with a global purchasing entity to authorize the entity to conduct a portion of the global Phase 3 trial in the licensed territory outside of Greater China.
Under the Agreement, Advaccine made an upfront payment to us of $3.0 million in January 2021. In addition to the upfront payment, we are entitled to receive up to an aggregate of $206.0 million, payable upon the achievement of specified milestones related to the development, regulatory approval and commercialization of INO-4800, including the achievement of specified net sales thresholds for INO-4800 in Greater China and the additional covered territories, if approved. In December 2020 we earned a $2.0 million milestone payment based on the enrollment of the first participant in the Phase 2 clinical trial for the product in the Advaccine territory. We are also entitled to receive a royalty equal to a high single-digit percentage of annual net sales in each region within the licensed territory, subject to reduction in the event of competition from biosimilar products in a particular region and in other specified circumstances. Advaccine’s obligation to pay royalties will continue, on a licensed product-by-licensed product basis and region-by-region basis, for ten years after the first commercial sale in a particular region within Greater China or, if later, until the expiration of the last-to-expire patent covering a given licensed product in a given region.
Beginning in the first calendar year following the first commercial sale of INO-4800 in the licensed territory outside of Greater China, Advaccine will pay us an annual maintenance fee of $1.5 million for a period of five years, which fee will be creditable against any royalties payable by Advaccine with respect to sales outside of Greater China.
Under the Advaccine Agreement, we will supply Advaccine’s clinical requirements of INO-4800 and devices, although Advaccine may manufacture INO-4800 for its clinical use and may procure alternate suppliers. Advaccine is responsible for the manufacture and supply of INO-4800 itself or through a contract manufacturer for commercial use. Upon Advaccine’s reasonable request, the parties may negotiate a separate clinical and/or commercial supply agreement.
The Advaccine Agreement will continue in force on a region-by-region basis until Advaccine has no remaining royalty obligations in such region. Either party may terminate the Advaccine Agreement (i) in the event the other party shall have materially breached its obligations thereunder and such default shall have continued for a specified period after written notice thereof or (ii) upon the bankruptcy or insolvency of the other party. In addition, we may terminate the agreement, upon prior written notice, if Advaccine (i) ceases all development or commercialization activities for at least nine months, subject to certain exceptions, or (ii) challenges the validity, enforceability or scope of any of the patents licensed by us to Advaccine under the Advaccine Agreement, subject to certain conditions. Advaccine may terminate the Advaccine Agreement at any time for convenience upon nine months’ written notice to us, if such notice is provided before the first commercial sale of INO-4800 in the licensed territory, or 18 months’ written notice thereafter; provided that we may accelerate the effectiveness of such termination to the extent permitted by law.
ApolloBio
In December 2017, we entered into an Amended and Restated License and Collaboration Agreement with Beijing Apollo Saturn Biological Technology Limited, a corporation organized under the laws of China, or ApolloBio. Under the terms of this License and Collaboration Agreement, which became effective in March 2018, we granted to ApolloBio the exclusive right to develop and commercialize VGX-3100, our DNA immunotherapy product candidate designed to treat pre-cancers caused by HPV, within the agreed upon territories. As part of the collaboration, ApolloBio will fund all clinical development costs within the licensed territory.
In addition to the upfront payment that we received in 2018, we are entitled to receive up to an aggregate of $20.0 million, less required income, withholding or other taxes, upon the achievement of specified milestones related to the regulatory approval of VGX-3100 in accordance with the Amended and Restated License and Collaboration Agreement. In the event that VGX-3100 is approved for marketing in these territories, we will be entitled to receive royalty payments based on a tiered percentage of annual net sales, with such percentage being in the low- to mid-teens, subject to reduction in the event of generic competition in a particular territory. ApolloBio’s obligation to pay royalties will continue for 10 years after the first commercial sale in a particular territory or, if later, until the expiration of the last-to-expire patent covering the licensed products in the specified territory. The License and Collaboration Agreement, once effective, will continue in force until ApolloBio has no remaining royalty obligations.
Competition
As we develop and seek to ultimately commercialize our product candidates, we face and will continue to encounter competition with an array of existing or development-stage drug and immunotherapy approaches targeting diseases we are pursuing. We are aware of various established enterprises, including major pharmaceutical companies, broadly engaged in vaccine/immunotherapy research and development. These include Janssen Pharmaceuticals (part of J&J), Sanofi-Aventis, GlaxoSmithKline plc, Merck, Pfizer, and AstraZeneca. There are also various development-stage biotechnology companies involved in different vaccine and immunotherapy technologies including but not limited to Advaxis, Bavarian Nordic, CureVac, Dynavax, Hookipa, Iovance, Nektar, Translate Bio, Zydus, and Vir Biotechnology. If these companies are successful in developing their technologies, it could materially and adversely affect our business and our future growth prospects.
Merck and GlaxoSmithKline have commercialized preventive vaccines against HPV to protect against cervical cancer. Some companies are seeking to treat early HPV infections or low- grade cervical dysplasia. Loop Electrosurgical Excision Procedure, commonly known as LEEP, is a surgical procedure and is the current standard of care for treating high-grade cervical dysplasia. Advaxis and Gilead Sciences have therapeutic cervical cancer product candidates under development. Many companies are pursuing different approaches to GBM, prostate, breast, lung and other cancers we are targeting.
A large number of companies are actively advancing COVID-19 vaccines through the clinic. Pfizer and BioNtech, Moderna Therapeutics, Janssen (J&J), Novavax, Zydus, and AstraZeneca have received conditional or complete approval for their COVID-19 vaccines from either the U.S., WHO, or European regulatory authorities. Additionally, several companies such as CanSino Biologics and Bharat Biotech are currently developing vaccine candidates in Phase 2 or Phase 3 clinical trials.
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
Viral Vaccine Delivery
This technology utilizes a virus as a carrier or vector to deliver genetic material into target cells. The method is efficient for delivering immunotherapy antigens and has the advantage of mimicking real viral infection so that the recipient will mount a broad immune response against the immunotherapy. The greatest limitation of the technology stems from problems with unwanted immune responses against the viral vector, limiting its use to patients who have not been previously exposed to the viral vector and making repeated administration difficult. In addition, complexity and safety concerns increase their cost and complicate regulatory approval.
Lipid DNA/RNA Delivery
A number of lipid formulations have been developed that increase the effect of DNA/RNA immunotherapies. These work by either increasing uptake of the DNA/RNA into cells or by acting as an adjuvant, alerting the immune system. While there has been significant progress in this field, including emergency use authorization of COVID-19 mRNA vaccines in 2020, lipid nanoparticle delivery of mRNA has thermal stability issues as well as the potential of adverse events from the lipid nanoparticle formulations.
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
If any of our competitors develop products with efficacy or safety profiles significantly better than our product candidates, we may not be able to commercialize our products, and sales of any of our commercialized products could be harmed. Some of our competitors and potential competitors have substantially greater product development capabilities and financial, scientific, marketing and human resources than we do. Competitors may develop products earlier, obtain FDA approvals for products more rapidly, or develop products that are more effective than those under development by us. We will seek to expand our technological capabilities to remain competitive; however, research and development by others may render our technologies or products obsolete or noncompetitive or result in treatments or cures superior to ours.
Our competitive position will be affected by the disease indications addressed by our product candidates and those of our competitors, the timing of market introduction for these products and the stage of development of other technologies to address these disease indications. For us and our competitors, proprietary technologies, the ability to complete clinical trials on a timely basis and with the desired results, and the ability to obtain timely regulatory approvals to market these product candidates are likely to be significant competitive factors. Other important competitive factors will include efficacy, safety, ease of use, reliability, availability and price of products and the ability to fund operations during the period between technological conception and commercial sales.
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
Our intellectual property portfolio covers our proprietary technologies, including CELLECTRA® delivery systems as well as immunotherapy and vaccine construct related technologies. As of December 31, 2021, our patent portfolio included 99 issued United States patents and over 651 issued foreign counterpart patents. We also have a number of patent applications pending in the United States and various foreign jurisdictions.
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
There may be rights we are not aware of, including applications that have been filed but not published that, when issued, could be asserted against us. These third parties could bring claims against us, and that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or biologic drug candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third party. These licenses may not be available on acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. All of the issues described above could also impact our collaborators, which would also impact the success of the collaboration and therefore us.
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
The clinical stage of development involves the administration of the product candidate to healthy participants under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research participants provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, participant selection and exclusion criteria, and the parameters to be used to monitor participant safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial participant or his or her legal representative and must monitor the clinical trial until completed.
There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Sponsors of certain clinical trials of FDA-regulated products, including biologics, are required to register and disclose specified clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion.
Clinical trials are generally conducted in three sequential phases that may overlap, known as Phase 1, Phase 2 and Phase 3 clinical trials. Phase 1 clinical trials generally involve a small number of healthy volunteers who are initially exposed to a product candidate. The primary purpose of these clinical trials is to assess the action, side effect tolerability and safety of the product candidate and, if possible, to gain early evidence on effectiveness. Phase 2 clinical trials typically involve studies in patients to determine the dose required to produce the desired benefits. At the same time, safety and preliminary evaluation of efficacy is assessed. Phase 3 clinical trials generally involve large numbers of patients at multiple sites, in multiple countries (from several hundred to several thousand participants) and are designed to provide the data necessary to demonstrate the efficacy of the product for its intended use, its safety in use, and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. Phase 3 clinical trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of a BLA.
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
Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important rate increase of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research participants are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated intervals based on access to certain data from the trial. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate. Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
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
Once a BLA has been accepted for filing, which occurs, if at all, sixty days after the BLA’s submission, the FDA’s goal is to review BLAs within ten months of the filing date for standard review or six months of the filing date for priority review, if the application is for a product intended for a serious or life-threatening condition and the product, if approved, would provide a significant improvement in safety or effectiveness. The review process is often significantly extended by FDA requests for additional information or clarification. If not accepted for filing, the sponsor must resubmit the BLA and begin the FDA’s review process again, including the initial sixty-day review to determine if the application is sufficiently complete to permit substantive review.
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
Coverage and Reimbursement
Patients in the United States and elsewhere generally rely on third-party payors to reimburse part or all of the costs associated with their prescription drugs and vaccines. Accordingly, a pharmaceutical company’s ability to commercialize its products successfully depends in part on the extent to which private health insurers, other third-party payors, and governmental authorities, including Medicare and Medicaid, establish appropriate coverage and reimbursement levels for its product candidates and related treatments. As a threshold for coverage and reimbursement, third-party payors generally require that products be approved for marketing by the FDA.
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
Coverage and reimbursement policies for drug products and vaccines can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third-party payors in the United States. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time consuming and costly which may require the provision of scientific and clinical support for the use of the product to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained.
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
There remain judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry qualifying health insurance coverage for all or part of a year. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax, and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2031 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Further there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24,

2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. Further, at the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.
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
•the Physician Payments Sunshine Act, created under the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and other healthcare professionals (such as physicians assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•The FDCA, which among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples;
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
Significant Customers and Research and Development
During the year ended December 31, 2021, we derived 43% of our revenue from the procurement contract with the DoD that we entered into in June 2020 and 14% of our revenue from our collaborator Plumbline Life Sciences, a company of which we are an approximately 19% stockholder. During the year ended December 31, 2020, we derived 68% of our revenue from Advaccine and 18% our our revenue from Plumbline Life Sciences. During the year ended December 31, 2019, we derived 78% of our revenue from AstraZeneca. Our collaboration agreement with AstraZeneca was terminated in 2021.
Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our electroporation technologies and immunotherapies. Research and development expense consists of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Our research and development expense was $249.2 million in 2021, $94.2 million in 2020 and $88.0 million in 2019.
Geographic Information
All of our revenue for the years ended December 31, 2021, 2020 and 2019 was earned in the United States. All of our long-lived assets are located in the United States.
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
Employees and Human Capital Resources
As of February 2022, we employed 317 people on a full-time basis. Of the total, 256 were in product research, which includes research and development, quality assurance, clinical, engineering and manufacturing, and 61 were in general and administrative functions, which includes corporate development, information technology, legal, commercial, investor relations, finance and corporate administration. About 50% of our workforce is comprised of women and approximately 50% is comprised of individuals with ethnically diverse backgrounds. In addition, three of the eight members of our board of directors are women. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good.
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
Employee Engagement
As we work to make an impact on how healthcare is delivered, we believe it is critical that our employees are informed and engaged. We communicate frequently and transparently with our employees through a variety of communication methods, including video and written communications, town hall meetings, employee surveys and our company intranet, and acknowledge individual contributions to INOVIO through several rewards and recognition initiatives. We believe these engagement efforts keep employees informed about our strategy, culture and purpose and motivated to do their best work. As a result of the COVID-19 pandemic, we also further strengthened our digital communication platform. Our employee communications during the pandemic have kept our employees informed on critical priorities and important actions being taken by management in response to the pandemic.
Health, Safety and Wellness
The physical health, financial well-being, life balance and mental health of our employees is vital to our success. In 2021, we launched a company wide comprehensive wellness program inclusive of financial, physical, and mental well-being.
The environmental, health and safety team stays abreast of local, regional and global concerns and trends and ensures safety procedures are in place to mitigate workplace injuries and safety risks. Employees are required to complete training in various safety procedures for the laboratories and manufacturing facilities and specialized safety training based on particular job duties. Designated Safety Officers and response teams oversee safety-related initiatives and a safety committee provides input on safety procedures, practices, and policies. Employees are required to wear personal protective equipment relevant for their particular job duties. Occupational injuries at the workplace are extremely low and are always investigated to determine if any environmental or other changes need to be implemented.
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
We have experienced significant operating losses over the last several years. As of December 31, 2021 our accumulated deficit was $1.2 billion. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our DNA vaccine and DNA immunotherapy product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.
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
A small number of licensing partners and government contracts currently account for a substantial portion of our revenue.
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

Additional financing may not be available on acceptable terms, or at all. Domestic and international capital markets have from time to time experienced heightened volatility, particularly in light of the COVID-19 pandemic and geopolitical turmoil, making it more difficult in many cases to raise capital through the issuance of equity securities. Volatility in the capital markets can also negatively impact the cost and availability of credit, creating illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases cease to provide, funding to borrowers. To the extent we are able to raise additional capital through the sale of equity securities, or we issue securities in connection with another transaction in the future, the ownership position of existing stockholders could be substantially diluted. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets. Fluctuating interest rates could also increase the costs of any debt financing we may obtain. Raising capital through a licensing or other transaction involving our intellectual property could require us to relinquish valuable intellectual property rights and thereby sacrifice long-term value for short-term liquidity.
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
•the results of clinical trials may not meet the level of clinical or statistical significance required by the FDA or comparable foreign regulatory authorities for approval, for example, the results for the ITT population in the REVEAL 1 Phase 3 clinical trial were not statistically significant, which could result in the FDA requiring that we conduct another clinical trial before submitting a BLA for VGX-3100;
•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•we may not be successful in enrolling a sufficient number of participants in clinical trials;
•we may be unable to demonstrate that our electroporation equipment or product candidates' clinical and other benefits outweigh their safety risks;
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
If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our electroporation equipment and our product candidates may be harmed and our ability to generate product revenues will be delayed or eliminated altogether. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Further, delays in the commencement, conduct or completion of clinical trials may adversely affect the trading price of our common stock.
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
•collecting, reviewing and analyzing our clinical trial data; and
•global unrest including geopolitical risks emanating from countries such as Russia and China, global pathogen outbreaks or pandemics, terrorist activities, and economic and other external factors beyond our control.
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
If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our electroporation equipment and our product candidates may be harmed and our ability to generate product revenues will be delayed or eliminated altogether. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Further, delays in the commencement, conduct or completion of clinical trials may adversely affect the trading price of our common stock.
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
Delays in completion of ongoing clinical testing for INO-4800, because of a clinical hold, our current pause on enrolling new patients for INNOVATE, our ability to obtain regulatory approval to amend the primary endpoint of INNOVATE or otherwise, could significantly affect our product development costs. We do not know whether our planned Phase 3 clinical trial will be completed on schedule, if at all. In addition, our ongoing clinical trials for INO-4800 may not be completed on schedule, or at all, and could be placed on additional holds by regulators either in the United States or in foreign jurisdictions for reasons unrelated to our current hold. If we experience delays in completion of, or if we terminate, any of our clinical trials relating to INO-4800, the commercial prospects for our product candidate may be harmed and our ability to generate product revenues will be delayed or eliminated altogether. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.
The Omicron SARS-CoV-2 variant and newly emerging SARS-CoV-2 variants has required us to modify our COVID-19 vaccine strategy, which will result in new and added risks, including whether there will continue to be a need for a COVID-19 vaccine.
The emergence and current dominance of the Omicron SARS-CoV-2 variant may reduce the effectiveness of INO-4800 in preventing COVID-19. We conducted an in vitro assessment of the cross-reactivity of INO-4800 vaccine-induced immune responses against Omicron. Testing demonstrated a maintenance of T cell responses, including CD8+ responses, but significantly decreased levels of both neutralizing and binding antibodies against Omicron. As a consequence, we plan to seek regulatory approval to amend the protocol for the INNOVATE clinical trial by changing the primary endpoint from prevention of virologically confirmed COVID-19 disease to prevention of severe disease due to COVID-19. There can be no assurance that we will receive regulatory approval for such amendment and we do not know what other requirements and conditions may be imposed on the conduct of INNOVATE that may affect its timing, cost and outcome. If we are not able to obtain regulatory approval to amend the primary endpoint, INO-4800 may not achieve the primary endpoint of the INNOVATE trial, making marketing approvals less likely.
In addition, our COVID-19 vaccine strategy and prospects would be adversely affected if a weakened version of SARS-CoV-2 becomes the dominant variant, obviating the need for any vaccine.
As part of our modified COVID-19 vaccine strategy, we are also evaluating the feasibility of an additional ex-US heterologous boost (vaccination with a different vaccine from the primary series) trial with INO-4800. However, a clear regulatory pathway for a heterologous boost trial has not been defined and such a regulatory strategy may be difficult to navigate and ultimately may not be successful.
There can be no assurance that any of the products we are developing for COVID-19 would be granted an Emergency Use Authorization by the FDA or similar authorization by regulatory authorities outside of the United States if we were to decide to apply for such an authorization. The option of seeking an Emergency Use Authorization may no longer exist for our primary vaccine candidates, and if we cannot obtain such authorization or, if granted, it is terminated, we will be unable to sell our product in the near future and instead will be required to pursue the biologic licensure process in order to sell our product, which is lengthy and expensive.
We may seek an Emergency Use Authorization, or EUA, from the FDA or similar authorization from regulatory authorities outside of the United States, such as conditional marketing authorization from the EMA. If we apply for an EUA and it is granted, an EUA would authorize us to market and sell our COVID-19 vaccine under certain conditions of authorization as long as the public health emergency exists. The FDA expects that companies which receive an EUA for COVID-19 vaccines will proceed to licensure of their vaccine products under a full Biologics License Application. The FDA may issue an EUA during a Public Health Emergency if the agency determines that the potential benefits of a product outweigh the potential risks and if other regulatory criteria are met.
There is no guarantee that we will apply for an EUA or other similar authorization or, if we do apply, that we will be able to obtain such authorization. For example, we may no longer be able to obtain an EUA for INO-4800 as a primary vaccine, since several of our competitors’ COVID-19 vaccines have already obtained full approval. As a result, we may only be able to seek an EUA for INO-4800 as a heterologous booster vaccine candidate, which strategy may not be successful. We would need to seek full biologics licensure for INO-4800 as a primary vaccine, which is a lengthy and expensive process. Even if an EUA or other authorization is ultimately granted, we will rely on the FDA or other applicable regulatory authority policies and guidance governing vaccines authorized in this manner in connection with the marketing and sale of our product. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our product could be adversely impacted. An EUA authorizing the marketing and sale of our product will terminate upon expiration of the Public Health Emergency, which is a determination made by the Secretary of Health and Human Services. The FDA may also terminate an EUA if safety issues or other concerns about our product arise or if we fail to comply with the conditions of authorization. If we apply for an EUA or similar authorization from regulatory authorities outside of the United States, the failure to obtain such authorization or the termination of such an authorization, if obtained, would adversely impact our ability to market and sell our COVID-19 vaccine, which could adversely impact our business, financial condition and results of operations.
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
We are devoting significant resources to the scale-up, development and commercialization of our COVID-19 vaccine.
We continue to work toward the large-scale technical development, manufacturing scale-up and larger scale deployment of our COVID-19 vaccine candidates. The number of doses of these vaccines that we are able to produce and distribute is dependent on our ability, and the ability of our contract manufacturers, to successfully and rapidly scale up manufacturing capacity. To support the scale-up, we have expended and will need to continue to expend significant resources and capital. We may need to divert resources and capital from our other programs. We may also seek and secure significant additional funding through contractual arrangements and collaborations with third parties. We may be unable to enter into such arrangements on favorable terms, or at all, which would adversely affect our ability to develop, manufacture and distribute the COVID-19 vaccine.
We are dependent on single-source suppliers for some of the components and materials used in, and the processes required to develop, our products, development candidates and investigational medicines.
We currently depend on single-source suppliers for some of the components and materials used in, and manufacturing processes required to develop and commercialize, our products, development candidates and investigational medicines. We cannot ensure that these suppliers or service providers will remain in business, have sufficient capacity or supply to meet our needs, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials, components, key processes, and finished goods exposes us to several risks, including disruptions in supply, price increases, or late deliveries. There are, in general, relatively few alternative sources of supply for substitute components. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components, materials, and processes could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any single-source supplier or service provider could lead to supply delays or interruptions which would damage our business, financial condition, results of operations, and prospects.
If we have to switch to a replacement supplier, the manufacture and delivery of our products, development candidates or investigational medicines could be interrupted for an extended period, which could adversely affect our business. Establishing additional or replacement suppliers for any of the components or processes used in our products or investigational medicines, if required, may not be accomplished quickly. If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. While we seek to maintain adequate inventory of the single-source components and materials used in our products, any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to supply our investigational medicines.
Our reliance on these suppliers, service providers, and manufacturers subjects us to a number of risks that could harm our reputation, business, and financial condition, including, among other things:
•delays to the development timelines for our development candidates or investigational medicines;
•interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;
•delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component;
•a lack of long-term supply arrangements for key components with our suppliers;
•inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;
•difficulty and cost associated with locating and qualifying alternative suppliers for our components in a timely manner;
•production delays related to the evaluation and testing of components from alternative suppliers, and corresponding regulatory qualifications;
•delay in delivery due to our suppliers’ prioritizing other customer orders over ours;
•damage to our reputation caused by defective components produced by our suppliers; and
•fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.

If any of these risks materialize, costs could significantly increase and our ability to meet demand for our products could be impacted.
Even if our products receive regulatory approval, they may still face future development and regulatory difficulties.
Even if United States regulatory approval is obtained, the FDA may still impose significant restrictions on a product's indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. This governmental oversight may be particularly strict with respect to gene-based therapies. Our products will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, record keeping and submission of safety and other post-market information. For example, the FDA strictly regulates the promotional claims that may be made about medical products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. However, companies may in certain circumstances share truthful and not misleading information that is otherwise consistent with the product’s FDA approved labeling. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates, or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:
•issue Warning Letters or untitled letters;
•impose civil or criminal penalties;
•suspend regulatory approvals;
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
DNA medicines are a novel approach, and negative perception of the efficacy, safety, or tolerability of any investigational medicines that we develop could adversely affect our ability to conduct our business, advance our investigational medicines, or obtain regulatory approvals.
No DNA medicines have been granted EUA or have been approved to date by the FDA. Adverse events in clinical trials of our investigational medicines or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of DNA medicine, or other products that are perceived to be similar to DNA medicines, such as those related to gene therapy or gene editing, could result in a decrease in the perceived benefit of one or more of our programs, increased regulatory scrutiny, decreased confidence by patients and clinical trial collaborators in our investigational medicines, and less demand for any product that we may develop. Our large pipeline of development candidates and investigational medicines could result in a greater quantity of reportable adverse events, including suspected unexpected serious adverse reactions, other reportable negative clinical outcomes, manufacturing reportable events or material clinical events that could lead to clinical delay or hold by the FDA or applicable regulatory authority or other clinical delays, any of which could negatively impact the perception of one or more of our programs, as well as our business as a whole. In addition, responses by U.S., state, or foreign governments to negative public perception may result in new legislation or regulations that could limit our ability to develop any investigational medicines or commercialize any approved products, obtain or maintain regulatory approval, or otherwise achieve profitability. More restrictive statutory regimes, government regulations, or negative public opinion would have an adverse effect on our business, financial condition, results of operations, and prospects and may delay or impair the development of our investigational medicines and commercialization of any approved products or demand for any products we may develop.
Because we are developing some of our development candidates or investigational medicines for the treatment of diseases in which there is little clinical experience and, in some cases, using new endpoints or methodologies, the FDA or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results.
There are no pharmacologic therapies approved to treat the underlying causes of many diseases that we currently attempt to address or may address in the future. There has been limited clinical trial experience for the development of pharmaceuticals to treat these rare diseases in general, and we are not aware of a registrational trial that led to approval of a drug to treat these diseases. There have been some historical trials with other agents which may have utilized clinical endpoints that are less applicable to our efforts that address the underlying defect. As a result, the design and conduct of clinical trials of investigational medicines for the treatment of these disorders and other disorders may take longer, be more costly, or be less effective as part of the novelty of development in these diseases.
Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoint to a degree of statistical significance in any pivotal or other clinical trials we or our strategic collaborators may conduct for our programs. Further, even if we do achieve the pre-specified criteria, our trials may produce results that are unpredictable or inconsistent with the results of the more traditional efficacy endpoints in the trial. The FDA also could give overriding weight to other efficacy endpoints over a primary endpoint, even if we achieve statistically significant results on that endpoint, if we do not do so on our secondary efficacy endpoints. The FDA also weighs the benefits of a product against its risks and the FDA may view the efficacy results in the context of safety as not being supportive of licensure. Other regulatory authorities in Europe and other countries may make similar findings with respect to these endpoints.
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
A breakthrough therapy designation or fast track designation by the FDA for a drug may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the drug will receive marketing approval.
We may seek a breakthrough therapy designation for one or more of our investigational medicines. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the regulatory submission.
Designation as a breakthrough therapy is at the discretion of the FDA. Accordingly, even if we believe that one of our investigational medicines meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a drug may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and it would not assure ultimate approval by the FDA. Even if we are successful in obtaining accelerated approval in the United States or under comparable pathways in other jurisdictions, we may face requirements and limitations that will adversely affect our prospects. For example, we may be approved only for a very limited indication, we may not successfully complete required post-approval trials, such trials may not confirm the clinical benefit of our drug, or approval of the drug may be withdrawn. In addition, even if one or more of our investigational medicines qualify as breakthrough therapies, the FDA may later decide that the investigational medicine no longer meets the conditions for qualification or it may decide that the time period for FDA review or approval will not be shortened.
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
We desire to enter into new collaborative agreements. However, we may not be able to successfully negotiate any additional collaborative arrangements and, if established, these relationships may not be scientifically or commercially successful. Our success in the future depends in part on our ability to strategically enter into agreements with other organizations. This can be difficult due to internal and external constraints placed on these organizations. Some organizations may have insufficient administrative and related infrastructure to enable collaborations with many companies at once, which can extend the time it takes to develop, negotiate, implement and execute a collaboration. Once news of discussions regarding possible collaborations are known in the medical community, regardless of whether the news is accurate, failure to announce a collaborative agreement or the entity's announcement of a collaboration with another entity may result in adverse speculation about us, resulting in harm to our reputation and our business.
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
Our participation in the WHO Solidarity Trial Vaccines (STV) could result in adverse consequences. We do not have any control over clinical data, progress, and decisions regarding INO-4800's participation in STV, and as such, decisions regarding the clinical pathway for INO-4800 between the WHO and the Company may not always align.
Our COVID-19 vaccine candidate INO-4800 is one of two vaccine candidates initially selected by the WHO for its randomized, global Phase 3 clinical trial, STV, being conducted initially in Columbia, Mali and the Philippines. We are supplying INO-4800 to WHO for the STV clinical trial. Because STV and our other ongoing Phase 2/3 global clinical trial of INO-4800, INNOVATE, have similar protocols and endpoints, we believe that the data generated by STV could support a potential EUA or licensure application for INO-4800. STV is entirely independent of INNOVATE and is being conducted at different clinical trial sites with separate investigators, IRBs and DSMBs. We have no influence on the conduct of STV other than providing INO-4800 for the trial. As a result, we do not have any control over clinical data, clinical trial progress or decisions regarding INO-4800's inclusion in STV. All decisions regarding STV are and will be made by the WHO, which has the ability to terminate, pause or otherwise control the conduct of STV without seeking our consent. If WHO does not modify the endpoints of STV, or modifies the endpoints in such a manner that results in INO-4800 not showing efficacy in STV, it could negatively affect the prospects of INO-4800 as a vaccine candidate.
Risks Related to Commercialization of Our Product Candidates

We currently have a small marketing organization and no sales organization. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenues.
We currently have a small sales organization for the marketing, sales and distribution of our electroporation equipment and product candidates. In order to commercialize any products, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We contemplate establishing our own sales force or seeking third-party partners to sell our products. The establishment and development of our own sales force to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. To the extent we rely on third parties to commercialize our approved products, if any, we will receive lower revenues than if we commercialized these products ourselves. In addition, we may have little or no control over the sales efforts of third parties involved in our commercialization efforts. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize our product candidates which would negatively impact our ability to generate product revenues.
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
•our biomarker being developed to identify women with HPV 16/18 cervical HSIL, may not be validated by the FDA or other regulatory bodies, which could adversely affect the commercial viability ofVGX-3100;
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
Patients in the United States and elsewhere generally rely on third-party payors to reimburse part or all of the costs associated with their prescription drugs and medical treatments. Accordingly, our ability to commercialize our electroporation equipment and product candidates successfully will depend in part on the extent to which governmental authorities, including Medicare and Medicaid, private health insurers and other third-party payors establish appropriate coverage and reimbursement levels for our product candidates and related treatments. As a threshold for coverage and reimbursement, third-party payors in the United States generally require that drug products and vaccines have been approved for marketing by the FDA.
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
Coverage and reimbursement policies for products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for products among third-party payors in the United States. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time consuming and costly which will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained. It is difficult to predict at this time what government authorities and third-party payors will decide with respect to coverage and reimbursement for our products.
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
In response to the COVID-19 pandemic, in 2020 a number of governmental orders and other public health guidance measures were implemented across much of the United States, including in the locations of our offices, laboratories, clinical trial sites and third parties on whom we rely. As a result, our expected clinical development timelines could be negatively affected by COVID-19, which could then materially and adversely affect our business, financial condition and results of operations. Further, we have implemented a work from home policy allowing employees who can work from home to do so, while those needing to work in laboratory facilities work in shifts to reduce the number of people gathered together at one time. We have also implemented a mask-wearing mandate for all on-site activities. Non-essential business travel has been suspended and online and teleconference technology is used to meet virtually rather than in person. We have taken measures to secure our research and development project activities, while work in laboratories has been organized to reduce risk of COVID-19 transmission. Our increased reliance on personnel working from home may negatively impact our productivity, or could disrupt, delay or otherwise adversely impact our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories could be delayed.
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
The continued spread of COVID-19, including newly emerging SARS-CoV-2 variants globally, has affected and could continue to adversely affect our clinical trial operations, including our ability to initiate and conduct our planned trials on their expected timelines and to recruit and retain participants and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. For example, COVID-19 adversely impacted the timeline for data collection for our VGX-3100 program. An increasing number of trial participants are either not able or do not feel safe going into healthcare facilities, which is necessary for the collection and completion of data samples for this trial. As a result, it is taking longer than anticipated to complete the data collection process. Further, the COVID-19 outbreak could result in delays in our clinical trials due to prioritization of hospital resources toward the outbreak, restrictions in travel, potential unwillingness of participants to enroll in trials, participants withdrawing from trials following enrollment as a result of contracting COVID-19 or other health conditions, or the inability of participants to comply with clinical trial protocols as quarantines and travel restrictions impede participant movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. These restrictions may delay the conduct of multiple clinical trials including our Phase 1 through 3 clinical trials.
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
The global outbreak of COVID-19 continues to evolve. The extent to which COVID-19 may impact our business, operations and clinical trials will depend on future developments, including travel restrictions to, from and within the United States and other countries, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including mass vaccination efforts, and whether the United States and additional countries are required to move to complete lock-down status. The ultimate long-term impact of COVID-19 is highly uncertain.
We face intense and increasing competition and steps taken by our competitors such as the introduction of a new, disruptive technology may impede our ability to successfully commercialize our DNA medicines.
If any of our competitors develop products with efficacy or safety profiles significantly better than our products and introduce new, disruptive technology, we may not be able to commercialize our products, and sales of any of our commercialized products could be harmed. Some of our competitors and potential competitors have substantially greater product development capabilities and financial, scientific, marketing and human resources than we do. Competitors may develop products earlier, obtain FDA approvals for products more rapidly, or develop products that are more effective than those under development by us. We will seek to expand our technological capabilities to remain competitive; however, research and development by others may render our technologies or products obsolete or noncompetitive, or result in treatments or cures superior to ours.
Many other companies are pursuing other forms of treatment or prevention for diseases that we target. For example, many of our competitors are working on developing and testing COVID-19 vaccines, cancer vaccines and immunotherapies, and several products such as the CAR-Ts developed by our competitors have been approved for human use. Some of our competitors have already received regulatory approval for their COVID-19 vaccines and have mass vaccination efforts underway in our target markets. For example, multiple COVID-19 vaccines and boosters have been approved by regulators in the United States and Europe and in August 2021 the world's first DNA vaccine against COVID-19 was approved for emergency use by India's regulators. The earlier market entry of these other vaccines, and their actual or perceived efficacious or success relative to our own, has led to and may continue to lead to diversion of funding away from us, a declining market for COVID-19 vaccines, decreased demand for INO-4800, if approved, and difficulty in finding participants for our clinical trials. All of these factors could substantially impact our ability to complete the development of, commercialize and generate revenues from INO-4800.

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
Changes in funding for the FDA and other government agencies could prevent new products from being developed or commercialized in a timely manner, which could negatively impact our business.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Further there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule and guidance in September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation (MFN) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Further, at the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.
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
•HIPAA, which prohibits, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal healthcare program Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and related regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information on certain individuals and entities;

•the Physician Payments Sunshine Act, created under the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•the FDCA, which among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples;
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
Our employees, principal investigators, and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.
We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, and consultants. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the EU and other jurisdictions; provide accurate information to the FDA, the EMA, and other regulatory authorities; comply with healthcare fraud and abuse laws and regulations in the United States and abroad; or report financial information or data accurately or disclose unauthorized activities to us. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. Sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations, and prospects, including the imposition of significant fines or other sanctions.
Employee litigation and unfavorable publicity could negatively affect our future business.
Our employees may, from time to time, bring lawsuits against us regarding injury, creating a hostile work place, discrimination, wage and hour disputes, sexual harassment, or other employment issues. In recent years there has been an increase in the number of discrimination and harassment claims generally. Coupled with the expansion of social media platforms and similar devices that allow individuals access to a broad audience, these claims have had a significant negative impact on some businesses. Certain companies that have faced employment- or harassment-related lawsuits have had to terminate management or other key personnel, and have suffered reputational harm that has negatively impacted their business. If we were to face any employment-related claims, our business could be negatively affected.
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
•changes in accounting principles;
•global unrest including geopolitical risks emanating from countries such as Russia and China, terrorist activities, and economic and other external factors; and
•catastrophic weather and/or global disease pandemics, including COVID-19.
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
We have broad discretion in the use of our cash, cash equivalents, and investments, and may not use them effectively.
Our management has broad discretion in the application of our cash, cash equivalents, and investments, and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. Furthermore, our operating expenses have significantly increased due to development and manufacturing activities for our COVID-19 vaccine program, and we may not deploy our expanded capital base effectively. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse impact on our business, cause the price of our common stock to decline, and delay the development of our investigational medicines. Pending their use, we may invest our cash, cash equivalents, and investments in a manner that does not produce income or that loses value.
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
•debt service obligations;
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
Our results of operations could be materially affected by economic conditions generally, both in the United States and elsewhere around the world. Concerns over inflation, energy costs, geopolitical issues, global pathogen outbreaks or pandemics, including COVID-19, and the availability and cost of credit have in the past and may continue to contribute to increased volatility and diminished expectations for the economy and the markets going forward. Market upheavals may have an adverse effect on us. In the event of a market downturn, our results of operations could be adversely affected. Our future cost of equity or debt capital and access to the capital markets could be adversely affected, and our stock price could decline. There may be disruption or delay in the performance of our third-party contractors and suppliers. If our contractors, suppliers and partners are unable to satisfy their contractual commitments, our business could suffer. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits, and we may experience losses on these deposits.
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
The increasing use of social media platforms presents new risks and challenges.
Social media is increasingly being used to communicate about our research, development candidates, investigational medicines, and the diseases our development candidates and investigational medicines are being developed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us. For example, participants may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our development candidates and investigational medicines. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We own no real property and have no plans to acquire any real property in the future.
San Diego Leases
In April 2013, we entered into a lease, or the First San Diego Lease, for office space in San Diego, California. The term of the First San Diego Lease commenced on December 1, 2013. The initial term of the First San Diego Lease is ten years, with an option to extend the term by five years, subject to specified conditions. In June 2015, we amended the First San Diego Lease to increase the total leased space to 31,207 square feet and occupy the entire building. The commencement of the amended First San Diego Lease was in January 2016. As of December 31, 2021, rent payments under the First San Diego Lease include base rent with an annual increase of approximately 3 percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance. We had an option to terminate the First San Diego Lease on December 1, 2019, which we did not exercise.
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
The base rent adjusts periodically throughout the term of the Second San Diego Lease. As of December 31, 2021, rent payments under the Second San Diego Lease include base rent with an annual increase of approximately 3 percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance. In addition, we have paid a security deposit of $95,000.
Plymouth Meeting Lease
In March 2014, we entered into a lease, or the Plymouth Meeting Lease, for our corporate headquarters in Plymouth Meeting, Pennsylvania. We occupied the space in June 2014. The initial term of the Plymouth Meeting Lease was 11.5 years, with a right to extend the term by five years, subject to specified conditions. We use the space for office purposes.
The base rent adjusts periodically throughout the term of the Plymouth Meeting Lease. As of December 31, 2021, rent payments under the Plymouth Meeting Lease include base rent with an annual increase of approximately 2 percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance. In addition, we have paid a security deposit of $49,000. In July 2015, we amended the Plymouth Meeting Lease to increase the total leased space to 27,583 square feet.
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

ITEM 3.    LEGAL PROCEEDINGS
Securities Litigation
On March 12, 2020, a purported shareholder class action complaint, McDermid v. Inovio Pharmaceuticals, Inc. and J. Joseph Kim, was filed in the United States District Court for the Eastern District of Pennsylvania, naming us and J. Joseph Kim, our Chief Executive Officer, as defendants. The lawsuit alleges that we made materially false and misleading statements regarding our development of a vaccine for COVID-19 in our public disclosures in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On June 18, 2020, the court appointed Manuel Williams to serve as lead plaintiff. On August 3, 2020, Mr. Williams filed a consolidated complaint, naming us and three of our officers as defendants. On September 21, 2020, Mr. Williams and another purported stockholder, Andrew Zenoff filed a first amended complaint, naming us and three of our officers as defendants. Defendants filed a motion to dismiss plaintiff’s first amended complaint on November 5, 2020. On February 16, 2021, the court issued an order granting in part, and denying in part, Defendants’ motion to dismiss. The court granted Defendants’ motion to dismiss, and dismissed with prejudice, the claims premised on the April 30 and June 30, 2020 statements. The court denied Defendants’ motion to dismiss as to the remaining statements. On March 9, 2021, Defendants filed their answer to the complaint. The case is currently in discovery. On July 29, 2021, Plaintiffs moved to certify the class action. That motion is fully briefed and remains pending. On February 17, 2022, the court granted Plaintiffs’ motion for leave to amend their complaint, and further ordered that the amended complaint is deemed filed as of February 17. Defendants intend to move to dismiss the new allegations in the amended complaint.
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
GeneOne Litigation
On December 7, 2020, GeneOne filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against us, alleging that we had breached the CELLECTRA Device License Agreement, or the Agreement, between us and GeneOne. We terminated the Agreement on October 9, 2020. The complaint asserts claims for breach of contract, declaratory judgment, unfair competition, and unjust enrichment. The complaint seeks injunctive relief, an accounting, damages, disgorgement of profits, attorneys’ fees, interest, and other relief from us. On January 29, 2021, we filed preliminary objections to the complaint. On August 23, 2021, the Court overruled our preliminary objections to the complaint. On September 13, 2021, we filed an answer to the complaint, new matter, and counterclaims. The Company’s counterclaims allege that GeneOne breached the Agreement, and assert claims for breach of contract and declaratory judgment. The counterclaims seek damages, interest, expenses, attorney’s fees, and costs. On October 18, 2021, GeneOne filed its answer to our counterclaims and new matter. On November 8, 2021, we filed our answer to GeneOne’s new matter. A trial date for this litigation has not been set.
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
As of February 11, 2022, we had approximately 100 common stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
The closing price per share of our common stock on February 11, 2022 was $3.32, as reported on the Nasdaq Global Select Market.
Dividends
The payment of any dividends on our common stock is within the discretion of our board of directors. We have never paid cash dividends on our common stock and the board of directors does not expect to declare cash dividends on the common stock in the foreseeable future.
Performance Graph
The graph below compares the performance of our common stock with the performance of the NYSE American Index, the S&P SuperCap Biotechnology index and the Nasdaq Composite Index for the five years ended December 31, 2021. The graph assumes a $100 investment on December 31, 2016 in our common stock and in each index, with the reinvestment of all dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Inovio Pharmaceuticals Inc., the NYSE American Index, the NASDAQ Composite Index, and
S&P SuperCap Biotechnology Index
$350
$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Inovio Pharmaceuticals Inc.
NYSE American
NASDAQ Composite
S&P SuperCap Biotechnology Index

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ended December 31.

	12/16	12/17	12/18	12/19	12/20	12/21
Inovio Pharmaceuticals, Inc.	100.00	59.51	57.64	47.55	127.52	71.90
NYSE American	100.00	101.61	86.60	97.92	95.85	127.23
Nasdaq Composite	100.00	129.64	125.96	172.17	249.51	304.85
S&P SuperCap Biotechnology Index	100.00	128.50	127.87	144.12	161.82	198.92
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

ITEM 6.    RESERVED

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

Overview
We are a biotechnology company focused on bringing to market precisely designed DNA medicines and vaccines to help protect people from infectious diseases, including COVID-19, and to help treat people with cancer, and conditions associated with human papillomavirus ("HPV"). We have shown in clinical trials that our DNA vaccine candidates can be delivered into cells in the body via a proprietary smart device allowing the nucleic-acid delivered gene products to activate functional T cell and antibody responses against targeted pathogens and cancers.
Our DNA medicines pipeline is comprised of three types of product candidates: prophylactic DNA vaccines, therapeutic DNA immunotherapies, and DNA encoded monoclonal and bispecific antibodies ("dMAbs" and “dBTAs”), all of which utilize the two components of our integrated platform, SynCon® and CELLECTRA®.
Our proprietary SynCon® technology creates optimized plasmids, which are circular strands of DNA that instruct a cell to produce proteins or antigens to help the person’s immune system respond with antibodies and immune cells which recognize and then help block viruses and destroy cancerous or pre-cancerous cells.
Our patented CELLECTRA nucleic-acid delivered gene products smart delivery devices facilitate uptake of our DNA medicines into the cell, which has been a key limitation of historical DNA-based technology approaches. Human clinical trial data from more than 15,000 CELLECTRA® smart device administrations across more than 5,000 participants to date have shown a tolerable safety profile.
Our corporate strategy is to develop, seek regulatory approval for and commercialize our novel DNA medicines to address unmet global health needs. We continue to advance and clinically validate an array of DNA medicine candidates that target infectious diseases, such as COVID-19, as well as HPV-associated diseases and cancer.

Our partners and collaborators include ApolloBio Corporation, AstraZeneca, Advaccine Biopharmaceuticals Suzhou Co, The Bill & Melinda Gates Foundation (Gates), Coalition for Epidemic Preparedness Innovations ("CEPI"), Defense Advanced Research Projects Agency ("DARPA"), The U.S. Department of Defense ("DoD"), HIV Vaccines Trial Network, the U.S. Defense Threat Reduction Agency’s Medical CBRN Defense Consortium ("MCDC"), International Vaccine Institute ("IVI"), Kaneka Eurogentec, National Cancer Institute, National Institutes of Health, National Institute of Allergy and Infectious Diseases, Ology Bioservices, the Parker Institute for Cancer Immunotherapy, Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter-Helm BioLogics, Thermo Fisher Scientific, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.
We or our collaborators are currently evaluating the feasibility of, conducting or planning clinical studies of our DNA medicines for COVID-19, which includes both homologous and heterologous boosting approaches; Middle East Respiratory Syndrome, or MERS; Lassa fever; Ebola; as well as HPV-associated precancers, including cervical, vulvar, and anal dysplasia; HPV-associated cancers, including head & neck, cervical, anal, penile, vulvar, and vaginal; other HPV-associated disorders, such as recurrent respiratory papillomatosis, or RRP; glioblastoma multiforme, or GBM; and prostate cancer.
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
As of December 31, 2021, we had an accumulated deficit of $1.2 billion. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.
Impacts of COVID-19 on Our Business
Operationally, we have experienced some disruptions as a result of the COVID-19 pandemic. Our clinical trial operations have been adversely affected, including our ability to initiate and conduct our planned trials on our expected timelines and our ability to recruit and retain participants in our trials. Our data collection timelines have also been impacted, as an increasing number of trial participants are either not able or do not feel safe going into healthcare facilities, which is necessary for the collection and completion of data samples. As a result, it is taking longer than anticipated to complete the data collection process.
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
In 2020, a number of governmental orders and other public health guidance measures were implemented across much of the United States, including in the locations of our offices, laboratories, clinical trial sites and third parties on whom we rely. We have implemented a work from home policy allowing employees who can work from home to do so, while those needing to work in laboratory facilities work in shifts to reduce the number of people gathered together at one time. We have also implemented a mask-wearing mandate for all on-site activities. Non-essential business travel has been suspended, and online and teleconference technology is used to meet virtually rather than in person. We have taken measures to secure our research and development project activities, while work in laboratories has been organized to reduce risk of COVID-19 transmission.
Our liquidity has also not been negatively impacted to date by the pandemic. During the years ended December 31, 2021 and 2020, we raised $47.7 million and $454.5 million, respectively, in net proceeds from the sale of shares of our common stock through "at-the-market" equity offering programs and in January 2021 we closed an underwritten public offering with net proceeds to us of $162.1 million, which further enhanced our liquidity and capital resources. As of December 31, 2021, our cash and cash equivalents and short-term investments were $401.3 million, compared to $411.6 million as of December 31, 2020.
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

Critical Accounting Policies and Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment. Our discussion and analysis of our financial condition and results of operations are based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are outlined in Note 2 to the Consolidated Financial Statements included in this Form 10-K.
The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. We believe the following accounting policies to be critical to the judgements and estimates used in the preparation of our consolidated financial statements:
Collaboration Agreements and Revenue Recognition
We assess whether our collaboration agreements are subject to Accounting Standards Codification ("ASC") Topic 808: Collaborative Arrangements (“Topic 808”) based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of Topic 808 and we conclude that our collaboration partner is not a customer, we present such payments as a reduction of research and development expense. If payments from our collaboration partner to us represent consideration from a customer, then we account for those payments within the scope of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”).
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
As part of the accounting for these arrangements, we must develop estimates and assumptions that require judgment of management to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligation. The standalone selling price may include items such as forecasted revenues, development timelines, discount rates and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if it can be satisfied at a point in time or over time. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price. Differences in the allocation of the transaction price between delivered and undelivered performance obligations can impact the timing of revenue recognition but do not change the total revenue recognized under any agreement.
For collaboration arrangements that include license fees, we recognize revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
For collaboration arrangements that include milestone payments (variable consideration), we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. This assessment is based on our past experience with our collaboration partner, market insight and partner communication. Milestone payments that are not within our or our collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each subsequent reporting period, we re-evaluate the probability of achieving such milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration or other revenues and earnings in the period of adjustment and could be material.
For collaboration arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue in the period the underlying sales occur. To date, we have not recognized any royalty revenue resulting from any of our collaborative arrangements.
Research and Development Expenses - Clinical Trial Accruals

Our activities have largely consisted of research and development efforts related to developing electroporation delivery technologies, DNA vaccines, DNA immunotherapies and dMABs. For clinical trial expenses, judgements used in estimating accruals rely on estimates of total costs incurred based on participant enrollment, completion of studies and other events. Accrued clinical trial costs are subject to revisions as trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development expense; however a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to our results of operations.

Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 2 to the consolidated financial statements, included elsewhere in this report.

Results of Operations
The consolidated financial data for the years ended December 31, 2021, 2020 and 2019 is presented in the following table and the results of these periods are used in the discussion thereafter.

	Year Ended December 31,			Increase/(Decrease) 2021 vs. 2020		Increase/(Decrease) 2020 vs. 2019
	2021	2020	2019	$	%	$	%
Revenues:
Revenue under collaborative research and development arrangements, including from affiliated entities	$1,147,570	$6,624,316	$3,872,594	$(5,476,746)	(83)%	$2,751,722	71%
Other revenue, including from affiliated entities	627,188	786,904	239,336	(159,716)	(20)	547,568	229
Total revenues	1,774,758	7,411,220	4,111,930	(5,636,462)	(76)	3,299,290	80
Operating expenses:
Research and development	249,240,324	94,245,436	88,017,319	154,994,888	164	6,228,117	7
General and administrative	53,752,353	37,247,828	27,203,156	16,504,525	44	10,044,672	37
Total operating expenses	302,992,677	131,493,264	115,220,475	171,499,413	130	16,272,789	14
Loss from operations	(301,217,919)	(124,082,044)	(111,108,545)	(177,135,875)	(143)	(12,973,499)	(12)
Interest income	3,363,080	3,311,846	2,605,981	51,234	2	705,865	27
Interest expense	(1,936,447)	(8,702,450)	(7,948,539)	6,766,003	(78)	(753,911)	9
Change in fair value of derivative liability	—	(75,670,977)	(1,763,652)	75,670,977	*	(73,907,325)	*
Gain (loss) on investment in affiliated entity	(553,570)	36,556,658	(3,090,557)	(37,110,228)	*	39,647,215	*
Net unrealized gain (loss) on available-for-sale equity securities	(3,222,838)	1,695,497	—	(4,918,335)	*	1,695,497	*
Other income (expense), net	343,371	(704,896)	496,200	1,048,267	*	(1,201,096)	*
Gain on deconsolidation of Geneos	—	4,121,075	—	(4,121,075)	*	4,121,075	*
Loss on extinguishment of convertible bonds	—	(8,177,043)	—	8,177,043	*	(8,177,043)	*
Gain on extinguishment of convertible senior notes	—	8,762,030	—	(8,762,030)	*	8,762,030	*
Net loss before income tax benefit	(303,224,323)	(162,890,304)	(120,809,112)	(140,334,019)	(86)	(42,081,192)	(35)
Income tax benefit	—	—	257,335	—	*	(257,335)	*
Share in net loss of Geneos	(434,387)	(4,584,610)	—	4,150,223	*	(4,584,610)	*
Net loss	(303,658,710)	(167,474,914)	(120,551,777)	(136,183,796)	81	(46,923,137)	39
Net loss attributable to non-controlling interest	—	1,063,757	1,192,558	(1,063,757)	(100)	(128,801)	(11)
Net loss attributed to Inovio Pharmaceuticals, Inc.	$(303,658,710)	$(166,411,157)	$(119,359,219)	$(137,247,553)	(82)%	$(47,051,938)	(39)%

*Not meaningful

Comparison of Years Ended December 31, 2021 and 2020
Revenue
Revenue primarily consisted of revenues under collaborative research and development arrangements, including arrangements with affiliated entities for the years ended December 31, 2021 and 2020. Our year over year total revenue decreased $5.6 million, or 76%. The decrease in revenue was primarily due to revenue earned from Advaccine in connection with upfront and milestone payments, and milestone revenue earned from our affiliated entity Plumbline Life Sciences, Inc. ("PLS"), for the year ended December 31, 2020 that did not occur for the year ended December 31, 2021.
Research and Development Expenses
The $155.0 million increase in research and development expenses for the year ended December 31, 2021 as compared to 2020 was primarily due to increases of:
•$39.5 million in drug manufacturing, outside services and clinical study expenses related to INO-4800;
•$35.0 million in expenses related to manufacturing capacity access fees;
•$21.9 million related to the acquisition and installation of manufacturing equipment related to INO-4800;
•$13.6 million in engineering services and expensed equipment and inventory related to our CELLECTRA® 3PSP device array automation project;
•$12.8 million in expensed materials purchased in preparation for the manufacturing of INO-4800; and
•$12.1 million in employee and contractor compensation.
These increases were primarily offset by an increase in contra-research and development expense recorded from grant agreements of $6.2 million, among other variances.
Contributions received from current grant agreements and recorded as contra-research and development expense were $53.7 million and $47.5 million for the years ended December 31, 2021 and 2020, respectively. The increase year over year was primarily due to increases of $5.9 million, $3.6 million and $2.4 million earned from the DoD OTA Agreement, CEPI Lassa and MERS grant and reimbursements from Advaccine, respectively, partially offset by decreases of $3.2 million and $3.2 million, earned from CEPI and Gates, respectively, related to INO-4800 and device development activities, among other variances.
General and Administrative Expenses
The $16.5 million increase in general and administrative expenses for the year ended December 31, 2021 as compared to 2020 was primarily due to increases of:
•$5.3 million in employee and consultant stock-based compensation;
•$3.9 million in employee compensation;
•$2.7 million in insurance expenses; and
•$2.2 million in legal expenses.
The increase was also due to less contra-general and administrative expense recorded related to gain on foreign exchange of $2.8 million, among other variances.
Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. Total employee stock-based compensation cost for the years ended December 31, 2021 and 2020 was $25.0 million and $14.5 million, of which $13.4 million and $8.0 million was included in research and development expenses and $11.6 million and $6.5 million was included in general and administrative expenses, respectively. The increase for 2021 compared to 2020 was primarily due to an increase in options granted and a higher weighted average grant date fair value for the awards granted in the first quarter of 2021 and grants vesting during the period.
Interest Income
The $51,000 increase in interest income for the year ended December 31, 2021 as compared to 2020 was primarily due to more interest earned on our higher balance of short-term investment holdings.
Interest Expense
The $6.8 million decrease in interest expense for the year ended December 31, 2021 as compared to 2020 was primarily due to less interest expense recorded from our convertible senior notes, or the Notes, due to the partial conversions of the Notes into shares of our common stock in the third and fourth quarters of 2020 and the full conversion of the December 2019 Bonds into shares of our common stock in March 2021, as well as no interest expense recorded on our August 2019 Bonds due to their full conversion into shares of our common stock in August 2020.
Gain (Loss) on Investment in Affiliated Entity
The gain (loss) on investment in affiliated entity for the year ended December 31, 2021 was $(554,000) resulting from the change in the fair market value of our investment in PLS, and for the year ended December 31, 2020 was $36.6 million, resulting from the change in the fair market value of our investments in GeneOne and PLS. During the third quarter of 2020, we sold our full equity interest in GeneOne. We record our investment in PLS at its market value based on the closing price of the shares on the Korea New Exchange Market at each balance sheet date, with changes in fair value reflected in the consolidated statements of operations.
Net Unrealized Gain (Loss) on Available-for-Sale Equity Securities
The net unrealized gain (loss) on available-for-sale equity securities for the years ended December 31, 2021 and 2020 was $(3.2) million and $1.7 million, respectively, resulted from a change in the fair market value of the investments.
Share in Net Loss of Geneos
The share in net loss of Geneos represents our share of Geneos' losses during the period after deconsolidation in June 2020.
Income Taxes
Since inception, we have incurred operating losses and accordingly have not recorded a provision for U.S. income taxes for any of the periods presented. Utilization of net operating losses and tax credits are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, or IRC. As of December 31, 2021, we had net operating loss carry forwards for U.S. federal, California and Pennsylvania income tax purposes of $864.5 million, $146.5 million and $89.0 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. We also had U.S. federal and state research and development tax credits of $35.1 million and $4.4 million, respectively, net of the federal research and development credits that will expire due to IRC Section 383 limitations. The net operating losses and credits began to expire during 2021.

Comparison of Years Ended December 31, 2020 and 2019
For a comparison of the years ended December 31, 2020 and 2019, you may refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.

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
Working Capital and Liquidity
As of December 31, 2021, we had cash and short-term investments of $401.3 million and working capital of $382.7 million, as compared to $411.6 million and $429.5 million as of December 31, 2020, respectively.
Cash Flows
Operating Activities
Net cash used in operating activities was $215.7 million and $178.0 million for the years ended December 31, 2021 and 2020, respectively. The variance was primarily due to increased research and development expenses offset by the timing and changes in working capital balances.
Investing Activities
Net cash used in investing activities was $175.3 million and $58.8 million for the years ended December 31, 2021 and 2020, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities, offset by the proceeds from the sale of our investment in GeneOne in 2020 of $40.1 million. Our capital expenditures were $1.2 million and $1.5 million, respectively, and we do not expect our capital expenditure requirements to increase materially.
Financing Activities

Net cash provided by financing activities was $211.5 million and $465.3 million for the years ended December 31, 2021 and 2020, respectively. The decrease was primarily due to less proceeds from the sale of common stock under ATM sales agreements in 2021 compared to 2020, offset by the net proceeds from the January 2021 underwritten public offering.
Issuances of Common Stock
On November 9, 2021, we entered into an ATM Equity OfferingSM Sales Agreement (the “Sales Agreement”) with outside sales agents (collectively, the “Sales Agents”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock with aggregate gross proceeds of up to $300.0 million, through the Sales Agents.
Subject to the terms and conditions of the Sales Agreement, the Sales Agents may sell the common stock by any method permitted by law deemed to be an “at the market offering”. The Sales Agents will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us, including any price, time or size limits or other customary parameters or conditions we may impose. We will pay the Sales Agents a commission of up to three percent (3.0%) of the gross sales proceeds of any common stock sold through the Sales Agents under the Sales Agreement, and we have provided the Sales Agents with certain indemnification rights. During the year ended December 31, 2021, we sold 6,955,341 shares of common stock under the Sales Agreement for aggregate net proceeds of $47.7 million.
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
On April 3, 2020, we entered into a sales agreement, or the 2020 Sales Agreement, with the same Placement Agent to sell shares of our common stock. On that same day, we filed a prospectus supplement for the offer and sale of our common stock pursuant to the 2020 Sales Agreement for aggregate gross proceeds of up to $150.0 million. On May 12, 2020 we filed an additional prospectus supplement for the offer and sale of our common stock pursuant to the 2020 Sales Agreement for an additional $100.0 million of gross proceeds, bringing the maximum gross proceeds of sales under the 2020 Sales Agreement to $250.0 million. Through December 31, 2020, we sold 22,915,934 shares of common stock under the 2020 Sales Agreement for aggregate net proceeds of $246.2 million. On November 8, 2021, we terminated the 2020 Sales Agreement.
During the year ended December 31, 2021, stock options to purchase 1,310,263 shares of common stock were exercised for aggregate net proceeds of $6.7 million, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $4.6 million. During the year ended December 31, 2020, stock options to purchase 2,178,252 shares of common stock were exercised for aggregate net proceeds of $12.3 million, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $4.0 million. During the year ended December 31, 2019, stock options to purchase 42,969 shares of common stock were exercised for aggregate net proceeds of $113,000, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $893,000.
As of December 31, 2021, we had an accumulated deficit of $1.2 billion and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. These activities will require additional financing. If these activities are successful and if we receive approval from the FDA to market our product candidates, then we will need to raise additional funding to market and sell the approved products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that our current cash and short-term investments are sufficient to meet our planned working capital requirements for at least the next twelve months from the date of this report.
Contractual Obligations
As of December 31, 2021, future minimum payments due under our contractual obligations are set forth in the table below. We expect to be able to satisfy these obligations, both in the short-term and in the longer-term, with cash on hand and proceeds from sales of our common stock under the Sales Agreement.

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Convertible senior notes (1)	$19,082,000	$1,067,000	$1,067,000	$16,948,000	$—
Operating lease obligations (2)	$24,175,000	$4,085,000	$7,139,000	$6,202,000	$6,749,000
Manufacturing commitments (3)	$47,427,000	$47,427,000	$—	$—	$—

(1) Amounts represent remaining contractual amounts due under our Notes, including interest based on the fixed rate of 6.5% per year. Although these Notes mature in March 2024, they may be converted into shares of our common stock prior to maturity if certain conditions are met. We may also redeem the Notes prior to their maturity if certain conditions are met. Any redemption prior to maturity would result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. See Note 9, "Convertible Debt” in the Consolidated Financial Statements section of this report for further discussion.
(2) We have entered into operating leases for our facilities, which expire from 2023 to 2029, and operating leases for office equipment, which expire in 2024. In the fourth quarter of 2019, we entered into two subleases for a portion of our Plymouth Meeting corporate headquarters facility through December 31, 2022 and March 31, 2025. As of December 31, 2021, we expect to receive aggregate future minimum lease payments totaling $814,000 (non-discounted) over the duration of the sublease agreements, which expected payments are not included in the table above.
(3) We have entered into agreements with contract manufacturers for INO-4800 that contain minimum purchase requirements by us in 2022.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets, and the recent fluctuations in interest rates and availability of funding in the credit markets primarily impact the performance of our investments. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments at December 31, 2021, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.
The interest rate on our indebtedness is fixed and not subject to fluctuations in interest rates.
Fair Value Measurements
The investment in affiliated entity at December 31, 2021 represents our ownership interest in the Korean-based company PLS. We report this investment at fair value on the consolidated balance sheet using the closing price of PLS shares of common stock as reported on the date of determination on the Korea New Exchange Market.
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the year ended December 31, 2021 were made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of certain cash and cash equivalents held in South Korea that are denominated in South Korean Won and the valuation of our equity investment in PLS, which is denominated in South Korean Won and then translated into United States dollars. We do not have any foreign currency hedging instruments in place.
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
Based on an evaluation carried out as of the end of the period covered by this Annual Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2021 at the reasonable assurance level.
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
As of December 31, 2021, management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2021.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm

The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2021. The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Inovio Pharmaceuticals, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Inovio Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Inovio Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021 and related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

San Diego, California
March 1, 2022

ITEM 9B.     OTHER INFORMATION
On February 24, 2022, our Board of Directors adopted resolutions (the “Resolutions”) ratifying pursuant to Section 204 of the Delaware General Corporation Law (the “Ratification”) the grant to employees of certain options to purchase common stock and restricted stock units (collectively, the “Grants”). The Board has determined that the Grants were defective corporate acts because they did not fully comply with the requirements of Section 157(c) of the Delaware General Corporation Law. A copy of the Resolutions adopted by the Board setting forth the information with respect to the Ratification required under Section 204 of the Delaware General Corporation Law is attached hereto as Exhibit 99.1. Any claim that the defective corporate acts (including all options and restricted stock units and putative common stock issued upon the exercise of such options or the settlement of such restricted stock unit awards) identified in the Resolutions are void or voidable due to the failure of authorization, or any claim that the Court of Chancery of the State of Delaware should declare in its discretion that the Ratification not be effective or be effective only on certain conditions, must be brought within 120 days from the date of the filing of this Annual Report. For additional detail of the relevant statutory provisions refer to Sections 157, 204 and 205 of the Delaware General Corporation Law.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2021 fiscal year, under the captions “Election of Directors” and “Executive Officers and Other Information.”

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2021 fiscal year, under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation of Directors” and “Director Compensation Table.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2021 fiscal year, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director independence and other information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2021 fiscal year, under the captions “Certain Relationships and Related Party Transactions” and “Election of Directors.”

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2021 fiscal year, under the caption “Ratification of Appointment of Registered Public Accounting Firm.”

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

10.5
ATM Equity OfferingSM Sales Agreement dated November 9, 2021 by and among Inovio Pharmaceuticals, Inc.,
BofA Securities, Inc., RBC Capital Markets, LLC and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 10.1 as filed with the registrants Form 10-Q quarterly report for the quarter ended September 30, 2021 filed on November 9, 2021).

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

10.8
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

10.10†
Amended and Restated License and Collaboration Agreement, dated December 29, 2017, by and between Inovio Pharmaceuticals, Inc. and Beijing Apollo Saturn Biological Technology Limited (incorporated by reference to Exhibit 10.12 as filed with the registrant's Form 10-K annual report for the year ended December 31, 2017 filed on March 14, 2018).

10.11††
Other Transaction Authority For Prototype Agreement dated June 22, 2020 between Inovio Pharmaceuticals, Inc. and Natick Contracting Division (incorporated by reference to Exhibit 10.1 as filed with the registrant's Form 10-Q quarterly report for the quarter ended June 30, 2020 filed on August 10, 2020).

10.12††
Award Agreement dated June 18, 2020 between Inovio Pharmaceuticals, Inc. and Natick Contracting Division (incorporated by reference to Exhibit 10.2 as filed with the registrant's Form 10-Q quarterly report for the quarter ended June 30, 2020 filed on August 10, 2020).

10.13††
Amended and Restated Collaboration and License Agreement dated June 7, 2021 between Inovio Pharmaceuticals, Inc. and Advaccine Biopharmaceuticals Suzhou Co., Ltd. (incorporated by reference to Exhibit 10.1 as filed with the registrants Form 10-Q quarterly report for the quarter ended June 30, 2021 filed on August 9, 2021).

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

10.25+
Employment Agreement dated as of March 4, 2019 between Inovio Pharmaceuticals, Inc. and Laurent M. Humeau (incorporated by reference to Exhibit 10.27 of the registrant's Form 10-K annual report for the year ended December 31, 2019 filed on March 12, 2020).

10.26+
Form of Indemnification Agreement for Directors and Officers of Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q quarterly report for the quarterly period ended June 30, 2009, filed on August 19, 2009).

10.27+
Amended and Restated 2007 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 to the registrant's Form 10-K report for the year ended December 31, 2015 filed on March 14, 2016).

10.28+
Form of Incentive and Non-Qualified Stock Option Grants under the 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 filed on May 14, 2007).

10.29+	Inovio Pharmaceuticals, Inc. 2016 Omnibus Incentive Plan, as amended to date (incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K filed on May 10, 2019).

10.30+
Form of Incentive Stock Option Agreement under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.55 as filed with the registrant's Form 10-K annual report for the year ended December 31, 2016 filed on March 15, 2017.)

10.31+
Form of Nonqualified Stock Option Agreement under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 as filed with the registrant's Form 10-K annual report for the year ended December 31, 2016 filed on March 15, 2017.)

10.32+
Form of Restricted Stock Units Award Agreement under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.54 as filed with the registrant's Form 10-K annual report for the year ended December 31, 2016 filed on March 15, 2017.)

21.1	Subsidiaries of the registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24.1	Power of Attorney (included on signature page).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1^	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Resolutions adopted by the Board of Directors Ratifying Option and Restricted Stock Unit Grants (filed herewith)

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Designates management contract, compensatory plan or arrangement.

†	Confidential treatment has been granted for certain portions omitted from this exhibit (indicated by asterisks) pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
††
Certain confidential portions of this exhibit (indicated by asterisks) were omitted because the identified confidential portions are not material and are of the type that the registrant treats as private or confidential.

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

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2022.

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

Signature	Title	Date

/s/ J. JOSEPH KIM	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022
J. Joseph Kim

/s/ SIMON X. BENITO	Chairman of the Board of Directors	March 1, 2022
Simon X. Benito

/s/ PETER KIES	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 1, 2022
Peter Kies

/s/ ROGER DANSEY	Director	March 1, 2022
Roger Dansey

/s/ ANN MILLER	Director	March 1, 2022
Ann Miller

/s/ JAY SHEPARD	Director	March 1, 2022
Jay Shepard

/s/ DAVID WEINER	Director	March 1, 2022
David Weiner

/s/ WENDY YARNO	Director	March 1, 2022
Wendy Yarno

/s/ LOTA ZOTH	Director	March 1, 2022
Lota Zoth

INOVIO PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Inovio Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Inovio Pharmaceuticals, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accrual of Clinical Trial Expenses
Description of the Matter
During 2021, the Company incurred $249.2 million for research and development expenses and as of December 31, 2021 accrued $10.3 million for clinical study costs. A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers, including clinical research organizations (“CROs”). External costs to be paid to CROs are accrued and expensed based upon actual work completed in accordance with signed agreements.

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

San Diego, California
March 1, 2022

Inovio Pharmaceuticals, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$71,143,778	$250,728,118
Short-term investments	330,170,940	160,914,935
Accounts receivable	5,466,850	18,559,967
Accounts receivable from affiliated entities	2,565,194	503,782
Prepaid expenses and other current assets	38,836,991	40,357,456
Prepaid expenses and other current assets from affiliated entities	261,192	106,432
Total current assets	448,444,945	471,170,690
Fixed assets, net	17,453,206	11,348,144
Investments in affiliated entity	3,906,796	4,460,366
Investment in Geneos	—	434,387
Intangible assets, net	2,626,355	3,146,770
Goodwill	10,513,371	10,513,371
Operating lease right-of-use assets	11,571,026	12,741,296
Other assets	1,425,794	25,957,448
Total assets	$495,941,493	$539,772,472
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$47,644,530	$21,203,808
Accounts payable and accrued expenses due to affiliated entities	548,032	642,969
Accrued clinical trial expenses	10,326,266	9,950,345
Deferred revenue	21,628	46,628
Operating lease liability	2,603,956	2,329,394
Grant funding liability	4,559,721	7,474,310
Grant funding liability from affiliated entities	37,500	58,500
Total current liabilities	65,741,633	41,705,954
Deferred revenue, net of current portion	64,361	79,214
Convertible senior notes	14,959,647	14,139,988
Convertible bonds	—	4,515,834
Operating lease liability, net of current portion	15,459,559	18,063,515
Deferred tax liabilities	32,046	32,046
Grant funding liability from affiliated entity, net of current portion	—	37,500
Other liabilities	14,826	57,663
Total liabilities	96,272,072	78,631,714
Commitments and contingencies
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Preferred stock—par value $0.001; Authorized shares: 10,000,000, issued and outstanding shares: 9 at December 31, 2021 and 2020	—	—
Common stock—par value $0.001; Authorized shares: 600,000,000 at December 31, 2021 and 2020, issued and outstanding: 217,382,887 at December 31, 2021 and 186,851,493 at December 31, 2020	217,382	186,851
Additional paid-in capital	1,609,589,797	1,367,406,869
Accumulated deficit	(1,209,855,522)	(906,196,812)
Accumulated other comprehensive income (loss)	(282,236)	(256,150)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	399,669,421	461,140,758
Total liabilities and stockholders’ equity	$495,941,493	$539,772,472
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31,
	2021	2020	2019
Revenues:
Revenue under collaborative research and development arrangements	$902,260	$5,170,586	$3,636,945
Revenue under collaborative research and development arrangements from affiliated entities	245,310	1,453,730	235,649
Other revenue	627,188	786,904	237,536
Other revenue from affiliated entities	—	—	1,800
Total revenues	1,774,758	7,411,220	4,111,930
Operating expenses:
Research and development	249,240,324	94,245,436	88,017,319
General and administrative	53,752,353	37,247,828	27,203,156
Total operating expenses	302,992,677	131,493,264	115,220,475
Loss from operations	(301,217,919)	(124,082,044)	(111,108,545)
Other income (expense):
Interest income	3,363,080	3,311,846	2,605,981
Interest expense	(1,936,447)	(8,702,450)	(7,948,539)
Change in fair value of derivative liability	—	(75,670,977)	(1,763,652)
Gain (loss) on investment in affiliated entities	(553,570)	36,556,658	(3,090,557)
Net unrealized gain (loss) on available-for-sale equity securities	(3,222,838)	1,695,497	—
Other income (expense), net	343,371	(704,896)	496,200
Gain on deconsolidation of Geneos	—	4,121,075	—
Loss on extinguishment of convertible bonds	—	(8,177,043)	—
Gain on extinguishment of convertible senior notes	—	8,762,030	—
Net loss before income tax benefit	(303,224,323)	(162,890,304)	(120,809,112)
Income tax benefit	—	—	257,335
Share in net loss of Geneos	(434,387)	(4,584,610)	—
Net loss	(303,658,710)	(167,474,914)	(120,551,777)
Net loss attributable to non-controlling interest	—	1,063,757	1,192,558
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(303,658,710)	$(166,411,157)	$(119,359,219)
Net loss per share attributable to Inovio Pharmaceuticals, Inc. stockholders
Basic and diluted	$(1.45)	$(1.07)	$(1.21)
Weighted average number of common shares outstanding
Basic and diluted	208,829,801	155,126,857	98,717,999
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year ended December 31,
	2021	2020	2019
Net loss	$(303,658,710)	$(167,474,914)	$(120,551,777)
Other comprehensive income (loss):
Foreign currency translation	(30,134)	27,205	—
Unrealized gain (loss) on short-term investments, net of tax	4,048	(755,963)	1,001,475
Comprehensive loss	$(303,684,796)	$(168,203,672)	$(119,550,302)
Comprehensive loss attributable to non-controlling interest	—	1,063,757	1,192,558
Comprehensive loss attributable to Inovio Pharmaceuticals, Inc.	$(303,684,796)	$(167,139,915)	$(118,357,744)

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2018	23	—	97,225,810	$97,226	$707,794,215	$(620,426,436)	$(528,867)	$96,269	$87,032,407
Issuance of common stock for cash, net of capital raising related expenses	—	—	3,340,678	3,340	9,085,669	—	—	—	9,089,009
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	794,546	795	(781,200)	—	—	—	(780,405)
Equity component of issuance of convertible notes	—	—	—	—	15,752,698	—	—	—	15,752,698
Stock-based compensation	—	—	—	—	10,795,403	—	—	105,917	10,901,320
Acquisition of non-controlling interest in Geneos, net	—	—	—	—	—	—	—	2,960,131	2,960,131
Net loss attributable to common stockholders	—	—	—	—	—	(119,359,219)	—	(1,192,558)	(120,551,777)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	1,001,475	—	1,001,475
Balance at December 31, 2019	23	—	101,361,034	$101,361	$742,646,785	$(739,785,655)	$472,608	$1,969,759	$5,404,858
Issuance of common stock for cash, net of capital raising related expenses	—	—	66,064,886	66,065	454,420,335	—	—	—	454,486,400
Conversion of preferred stock to common stock	(14)	—	5,147	5	(5)	—	—	—	—
Conversion of senior notes to common stock	—	—	11,535,660	11,536	43,682,850	—	—	—	43,694,386
Conversion of August 2019 Bonds to common stock	—	—	4,962,364	4,961	102,666,349	—	—	—	102,671,310
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	2,922,402	2,923	8,238,701	—	—	—	8,241,624
Stock-based compensation	—	—	—	—	15,655,585	—	—	(8,062)	15,647,523
Acquisition of non-controlling interest in Geneos, net	—	—	—	—	—	—	—	2,379,969	2,379,969
Deconsolidation of Geneos	—	—	—	—	—	—	—	(3,181,640)	(3,181,640)
Net loss attributable to common stockholders	—	—	—	—	—	(166,411,157)	—	(1,063,757)	(167,474,914)
Dissolution of majority-owned subsidiary VGX Animal Health, Inc.	—	—	—	—	96,269	—	—	(96,269)	—
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(755,963)	—	(755,963)
Foreign currency translation	—	—	—	—	—	—	27,205	—	27,205
Balance at December 31, 2020	9	—	186,851,493	$186,851	$1,367,406,869	$(906,196,812)	$(256,150)	$—	$461,140,758
Issuance of common stock for cash, net of capital raising related expenses	—	—	27,310,341	27,310	209,414,100	—	—	—	209,441,410
Conversion of December 2019 Bonds to common stock	—	—	1,009,450	1,009	4,376,883	—	—	—	4,377,892
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	2,211,603	2,212	2,055,181	—	—	—	2,057,393
Stock-based compensation	—	—	—	—	26,336,764	—	—	—	26,336,764
Net loss attributable to common stockholders	—	—	—	—	—	(303,658,710)	—	—	(303,658,710)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	4,048	—	4,048
Foreign currency translation	—	—	—	—	—	—	(30,134)	—	(30,134)
Balance at December 31, 2021	9	—	217,382,887	$217,382	$1,609,589,797	$(1,209,855,522)	$(282,236)	$—	$399,669,421

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(303,658,710)	$(167,474,914)	$(120,551,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,040,096	3,038,996	3,598,388
Amortization of intangible assets	520,415	547,081	1,066,294
Amortization of operating lease right-of-use assets	1,170,270	1,041,713	851,760
Change in fair value of derivative liability	—	75,670,977	1,763,652
Stock-based compensation	26,336,764	15,647,523	10,901,320
Non-cash interest expense	858,644	4,077,686	5,230,954
Amortization of premiums on investments	1,633,286	—	1,962
Deferred taxes	—	—	5,397
Loss (gain) on short-term investments	5,397	588,270	(476,368)
Settlement of receivable with shares of common stock from affiliated entity (PLS)	—	(1,713,770)	—
Gain on deconsolidation of Geneos	—	(4,121,075)	—
Loss on disposal of fixed assets	—	26,913	5,889
Loss (gain) on equity investment in affiliated entities	553,570	(36,556,658)	3,090,557
Share of net loss in Geneos	434,387	4,584,610	—
Loss on extinguishment of convertible August 2019 bonds	—	8,177,043	—
Gain on extinguishment of convertible senior notes	—	(8,762,030)	—
Net unrealized loss (gain) on available-for-sale equity securities	3,222,838	(1,695,497)	—
Tax benefit from other unrealized gains on short-term investments	—	—	(266,215)
Unrealized transaction (gain) loss on foreign-currency denominated debt	(176,927)	15,902	471,172
Changes in operating assets and liabilities:
Accounts receivable	13,093,117	(17,859,894)	2,616,288
Accounts receivable from affiliated entities	(2,061,412)	844,423	(593,461)
Prepaid expenses and other current assets	(6,188,872)	(38,849,572)	(178,008)
Prepaid expenses and other current assets from affiliated entities	(154,760)	374,107	70,665
Other assets	24,531,654	(23,285,424)	(2,026)
Accounts payable and accrued expenses	26,235,907	3,115,828	(4,337,829)
Accrued clinical trial expenses	375,921	5,962,381	(1,622,037)
Accounts payable and accrued expenses due to affiliated entities	(94,937)	135,650	(248,063)
Deferred revenue	(39,853)	(68,078)	(180,450)
Deferred revenue from affiliated entities	—	5,725	(1,800)
Operating lease right-of-use assets and liabilities, net	(2,329,394)	(2,091,855)	(1,733,599)
Grant funding liability	(2,914,589)	1,409,098	1,899,364
Grant funding liability from affiliated entities	(58,500)	(784,925)	816,342
Other liabilities	(42,837)	20,720	(48,507)
Net cash used in operating activities	(215,708,525)	(177,979,046)	(97,850,136)
Cash flows from investing activities:
Purchases of investments	(348,953,236)	(156,216,677)	(100,950,301)
Proceeds from sale of or maturity of investments	174,839,758	62,991,023	92,893,232
Purchases of capital assets	(1,231,006)	(1,520,665)	(987,926)
Proceeds from sale of investment of GeneOne	—	40,125,418	—
Decrease in cash resulting from the deconsolidation of Geneos	—	(2,774,851)	—
Investment in Geneos	—	(1,399,999)	—
Net cash used in investing activities	(175,344,484)	(58,795,751)	(9,044,995)
Cash flows from financing activities:
Proceeds from issuances of convertible senior notes and convertible bonds	—	—	97,443,617
Costs related to issuances of convertible senior notes and convertible bonds	—	—	(3,314,757)
Proceeds from issuance of common stock, net of issuance costs	209,441,410	454,486,400	9,089,010
Proceeds from stock option exercises, net of tax payments	6,668,741	12,269,801	112,522
Taxes paid related to net share settlement of equity awards, net of proceeds from option exercises	(4,611,348)	(4,028,177)	(892,928)
Acquisition of non-controlling interest	—	2,379,969	2,960,131
Proceeds from Geneos issuance of note payable	—	171,620	—
Net cash provided by financing activities	211,498,803	465,279,613	105,397,595
Effect of exchange rate changes on cash and cash equivalents	(30,134)	27,205	—
Increase (decrease) in cash and cash equivalents	(179,584,340)	228,532,021	(1,497,536)
Cash and cash equivalents, beginning of period	250,728,118	22,196,097	23,693,633
Cash and cash equivalents, end of period	$71,143,778	$250,728,118	$22,196,097

Supplemental disclosure:
Amounts accrued for purchases of property and equipment	$204,815	$136,711	$—
Interest paid	$1,077,803	$4,624,764	$2,717,585
Change in prepaid expenses and other current assets included in fixed assets	$7,709,337	$—	$—
Equity component of issuance of convertible notes	$—	$—	$15,752,698
Right-of-use assets obtained in exchange for lease obligations	$—	$—	$14,634,769

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
Inovio Pharmaceuticals, Inc. (the “Company” or “INOVIO”), is a biotechnology company focused on bringing to market precisely designed DNA medicines and vaccines to help protect people from infectious diseases, including COVID-19, and to help treat people with cancer, and conditions associated with human papillomavirus ("HPV"). INOVIO has shown in clinical trials that its DNA vaccine candidates can be delivered into cells in the body via a proprietary smart device allowing the nucleic-acid delivered gene products to activate functional T cell and antibody responses against targeted pathogens and cancers.
The Company's DNA medicines pipeline is comprised of three types of product candidates: prophylactic DNA vaccines, therapeutic DNA immunotherapies, and DNA encoded monoclonal and bispecific antibodies ("dMAbs" and “dBTAs”), all of which utilize the two components of INOVIO's integrated platform, SynCon® and CELLECTRA®.
The Company's proprietary SynCon® technology creates optimized plasmids, which are circular strands of DNA that instruct a cell to produce proteins or antigens to help the person’s immune system respond with antibodies and immune cells which recognize and then help block viruses and destroy cancerous or pre-cancerous cells.
INOVIO's patented CELLECTRA® smart delivery devices facilitate uptake of its DNA medicines into the cell, which has been a key limitation of historical DNA-based technology approaches. Human clinical trial data from more than 15,000 CELLECTRA® smart device administrations across more than 5,000 participants to date have shown a tolerable safety profile.
INOVIO's corporate strategy is to develop, seek regulatory approval for and commercialize its novel DNA medicines to address unmet global health needs. The Company continues to advance and clinically validate an array of DNA medicine candidates that target infectious diseases, such as COVID-19, as well as HPV-associated diseases and cancer.
The Company's partners and collaborators include ApolloBio Corporation, AstraZeneca, Beijing Advaccine, The Bill & Melinda Gates Foundation (Gates), Coalition for Epidemic Preparedness Innovations ("CEPI"), The U.S. Department of Defense ("DoD"), Defense Advanced Research Projects Agency ("DARPA"), HIV Vaccines Trial Network, the U.S. Defense Threat Reduction Agency’s Medical CBRN Defense Consortium ("MCDC"), International Vaccine Institute ("IVI"), Kaneka Eurogentec, National Cancer Institute, National Institutes of Health, National Institute of Allergy and Infectious Diseases, Ology Bioservices, the Parker Institute for Cancer Immunotherapy, Plumbline Life Sciences, Regeneron Pharmaceuticals, Inc., Richter-Helm BioLogics, Thermo Fisher Scientific, the University of Pennsylvania, the Walter Reed Army Institute of Research and The Wistar Institute.
The Company and its collaborators are currently evaluating the feasibility of, conducting or planning clinical studies of DNA medicines for COVID-19, which includes both homologous and heterologous boosting approaches; Middle East Respiratory Syndrome, or MERS; Lassa fever; Ebola; as well as HPV-associated precancers, including cervical, vulvar, and anal dysplasia; HPV-associated cancers, including head & neck, cervical, anal, penile, vulvar, and vaginal; other HPV-associated disorders, such as recurrent respiratory papillomatosis, or RRP; glioblastoma multiforme, or GBM; and prostate cancer.
INOVIO was incorporated in Delaware in June 2001 and has its principal executive offices in Plymouth Meeting, Pennsylvania.

2. Summary of Significant Accounting Policies

Basis of Presentation and Liquidity
The Company incurred a net loss attributable to common stockholders of $303.7 million for the year ended December 31, 2021. The Company had working capital of $382.7 million and an accumulated deficit of $1.2 billion as of December 31, 2021. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates. The Company’s cash, cash equivalents and short-term investments of $401.3 million as of December 31, 2021, are sufficient to support the Company's operations for a period of at least 12 months from the date it is issuing these financial statements.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including At-the-Market Equity Offering Sales Agreements (“Sales Agreements”). The Company has a history of conducting debt and equity financings, including the receipt of net proceeds of $162.1 million from a January 2021 underwritten public offering, net proceeds of $47.7 million under a Sales Agreement during the year ended December 31, 2021, net proceeds of $454.5 million under Sales Agreements during the year ended December 31, 2020, and net proceeds of $9.1 million under a Sales Agreement during the year ended December 31, 2019. The Company also received net proceeds of $75.7 million from a private placement of 6.50% convertible senior notes due 2024 (the “Notes”), net proceeds of $14.5 million from the private placement of 18 billion Korean Won (KRW) (approximately USD $15.0 million based on the exchange rate on the date of issuance) aggregate principal amount of its 1.0% convertible bonds due August 2024 (the "August 2019 Bonds"), and net proceeds of $4.0 million from the private placement of 4.7 billion KRW (approximately USD $4.1 million based on the exchange rate on the date of issuance) aggregate principal amount of its 1.0% convertible bonds due December 2024 (the "December 2019 Bonds" and, together with the August 2019 Bonds, the “Bonds”) during the year ended December 31, 2019. However, sufficient funding may not be available in the future, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Inovio be unable to continue as a going concern. The Company's consolidated financial statements as of and for the year ended December 31, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has evaluated subsequent events after the balance sheet date through the date it issued these consolidated financial statements.
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
Consolidation
In June 2020, the Company formed a wholly-owned subsidiary, Inovio Asia LLC, under the laws of South Korea, through which the Company intends to advance its corporate development projects and other functions in South Korea and other Asian countries.
The consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiary. As of December 31, 2021 the Company consolidated its wholly-owned subsidiary Inovio Asia LLC. On December 31, 2020, former wholly-owned subsidiaries Genetronics, Inc. and VGX Pharmaceuticals Inc. and former majority -owned subsidiary VGX Animal Health, Inc. were merged into Inovio Pharmaceuticals, Inc. All intercompany accounts and transactions have been eliminated upon consolidation. As of June 1, 2020, the Company deconsolidated its former subsidiary Geneos Therapeutics, Inc. ("Geneos"), as the Company no longer held a controlling financial interest. Refer to Footnote 16 for further discussion of Geneos.
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
The Company has contracts with certain of its customers that have represented more than 10% of the Company's total revenues, as discussed in Note 3.
Fair Value of Financial Instruments
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
The Company’s financial instruments include cash equivalents, short-term investments, investments in affiliated entities, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses, and convertible senior notes. The carrying amounts of cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses approximate the related fair values due to the short-term maturities of these instruments. Short-term investments are recorded at fair value on a recurring basis, based on current market valuations. The Company carries convertible senior notes at face value less unamortized debt discount and issuance costs on its consolidated balance sheet, and it presents the fair value of such convertible notes and bonds for disclosure purposes only.
Cash and Cash Equivalents
Cash equivalents are considered by the Company to be highly liquid investments purchased with original maturities of three months or less from the date of purchase. Cash and cash equivalents included certain money market accounts and U.S. treasury securities at December 31, 2021 and 2020.
Short-term Investments
The Company defines investments as income-yielding securities that can be readily converted into cash or equity investments classified as available-for-sale. Investments included mutual funds, U.S. treasury securities, commercial paper, certificates of deposit, U.S. agency mortgage-backed securities and an equity investment in the Company’s affiliated entity, PLS, at December 31, 2021 and 2020.
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
Accounts Receivable
Accounts receivable are recorded at invoiced amounts and do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition. Credit is extended to customers as deemed necessary and generally does not require collateral. Management believes that the risk of loss is significantly reduced due to the quality and financial position of the Company's customers. No allowance for doubtful accounts was deemed necessary at December 31, 2021 and 2020.
Fixed Assets
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the remaining term of the related leases or the estimated economic useful lives of the improvements. Repairs and maintenance are expensed as incurred.
Long-Lived Assets
All long-lived assets are reviewed for impairment in value when changes in circumstances dictate, based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current earnings, to the extent the carrying amount of an asset exceeds its estimated fair value determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets. The Company has not recognized any losses on long-lived assets through December 31, 2021.
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
License costs are recorded based on the fair value of consideration paid and are amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement to the extent the license has an alternative future use. As of December 31, 2021 and 2020, the Company’s intangible assets resulting from the acquisition of Inovio AS and Bioject Medical Technologies, Inc. ("Bioject"), and additional intangibles including license costs, net of accumulated amortization, totaled $2.6 million and $3.1 million, respectively.
The determination of the value of intangible assets requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company assesses potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company’s judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of its acquired businesses, market conditions and other factors. If impairment is indicated, the Company will reduce the carrying value of the intangible asset to fair value. While current and historical operating and cash flow losses are potential indicators of impairment, the Company believes the future cash flows to be received from its intangible assets will exceed the intangible assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2021.
Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. Goodwill is reviewed for impairment at least annually at November 30, or more frequently if an event occurs indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is likely that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not likely that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company will proceed to perform the impairment test in which the fair value of the reporting unit is compared with its carrying amount, and an impairment charge will be recorded for the amount by which the carrying amount exceeds the reporting unit's fair value, if any. The Company performed its annual assessment for goodwill impairment as of November 30, 2021, identifying no impairment.
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
Valuation allowances against the Company’s deferred tax assets were $237.2 million and $159.7 million at December 31, 2021 and 2020, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.
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
Foreign Currency Transactions
The functional and presentation currency of the Company is the U.S. dollar. Transactions denominated in a currency other than the functional currency are recorded on the initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are translated at the end of each reporting period into the functional currency at the exchange rate at that date. The cumulative translation adjustment is included in the accumulated other comprehensive income (loss) within the statement of stockholders' equity. Exchange differences are included in general and administrative expenses in the consolidated statement of operations. Non-monetary assets and liabilities measured at cost are remeasured at the exchange rate at the date of the transaction.
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
Research and Development Expenses
The Company’s activities have largely consisted of research and development efforts related to developing electroporation delivery technologies, DNA vaccines, DNA immunotherapies and dMABs. Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Research and development expenses are charged to operations as they are incurred. These expenses result from the Company's independent research and development efforts as well as efforts associated with collaborations and licensing arrangements. The Company reviews and accrues clinical trial expense based on work performed, which relies on estimates of total costs incurred based on participant enrollment, completion of studies and other events. Accrued clinical trial costs are subject to revisions as trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development expense; however, a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to the Company's results of operations.
Advance payments for goods or services to be rendered in the future for use in research and development activities are deferred and included in prepaid expenses and other assets. The deferred amounts are expensed as the related goods are delivered or the services are performed.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding stock options and restricted stock units and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The dilutive impact of the outstanding Notes and Bonds issued by the Company (discussed in Note 9) has been considered using the "if-converted" method. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any. For the years ended December 31, 2021, 2020 and 2019, basic and diluted net loss per share are the same, as the assumed exercise or settlement of stock options, restricted stock units and the potentially dilutive shares issuable upon conversion of the Notes and Bonds are antidilutive.
The following table summarizes potential shares of common stock that were excluded from diluted net loss per share calculation because of their anti-dilutive effect:

	Year Ended December 31,
	2021	2020	2019
Options to purchase common stock	10,488,993	8,906,624	9,265,390
Service-based restricted stock units	2,448,868	2,558,052	2,069,936
Performance-based restricted stock units	663,353	663,353	—
Convertible preferred stock	3,309	3,309	8,456
Convertible notes	3,049,980	3,049,980	14,585,653
August 2019 Bonds	—	—	3,799,071
December 2019 Bonds	—	1,009,450	1,009,450
Total	16,654,503	16,190,768	30,737,956

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
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.91%	0.63%	2.42%
Expected volatility	93%	78%	70%
Expected life in years	6	6	6
Dividend yield	—	—	—

The Company adopted ASU 2018-07 on January 1, 2019, which generally aligned the accounting for stock-based compensation for non-employees with that of employees. The fair value of the stock options granted to non-employees was estimated using the Black-Scholes pricing model.
The weighted average assumptions used in the Black-Scholes model for option grants to non-employees are presented below:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	1.45%	0.82%	2.45%
Expected volatility	87%	76%	88%
Expected life in years	10	10	10
Dividend yield	—	—	—

Recent Accounting Pronouncements - Pending Adoption
The recent accounting pronouncements below may have a significant effect on the Company's financial statements. Recent accounting pronouncements that are not anticipated to have an impact on or are unrelated to the Company's financial condition, results of operations, or related disclosures are not discussed.
ASU No. 2020-06. In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the guidance on an issuer’s accounting for convertible instruments and contracts in its own equity. ASU 2020-06 is effective for public entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Effective January 1, 2022, the Company will adopt ASU 2020-06. The Company is finalizing its analysis of certain assumptions that will be utilized at the transition and expects the effect of adopting ASU 2020-06 will result in an increase to retained earnings, a decrease to additional paid-in capital, and an increase to the convertible senior notes. The Company expects that interest expense recognized in future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost.

3. Revenue Recognition and Concentration of Credit Risk
During the years ended December 31, 2021, 2020 and 2019, the Company recognized revenue from various license and other agreements. The following table indicates the percentage of total revenues in excess of 10% with any single customer:

Customer	2021 Revenue	% of Total Revenue		2020 Revenue	% of Total Revenue	2019 Revenue	% of Total Revenue
AstraZeneca	$41,659	2%		$170,587	2%	$3,194,877	78%
Advaccine	—	—		5,000,000	68	—	—
Plumbline Life Sciences, Inc. (affiliated entity)	245,310	14		1,370,396	18	—	—
Department of Defense	754,853	43		—	—	—	—
All other, including affiliated entities	732,936	41		870,237	12	917,053	22
Total revenue	$1,774,758	100%	1	$7,411,220	100%	$4,111,930	100%

Of the total revenue recognized during the year ended December 31, 2021, $46,000 was in deferred revenue as of December 31, 2020. During the year ended December 31, 2020, the Company recognized revenue of $127,000 that was included in deferred revenue at December 31, 2019. Performance obligations are generally satisfied within 12 months of the initial contract date.
As of December 31, 2021, $3.6 million, or 65%, and $1.9 million, or 34%, of the Company's accounts receivable was attributable to the DoD and the CEPI MERS grant, respectively. As of December 31, 2020, $11.4 million, or 62%, and $7.1 million, or 38%, of the Company's accounts receivable was attributable to the DoD and Advaccine, respectively. There is minimal credit risk with these customers based upon collection history, their size and financial condition. Accordingly, the Company does not consider it necessary to record a reserve for uncollectible accounts receivable.

4. Collaborative Agreements
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
The June 2021 amendment relates to the collaboration between the Company and Advaccine to jointly conduct the global Phase 3 segment of the Company’s ongoing Phase 2/3 trial of INO-4800 and expand the existing collaboration to include the planned global Phase 3 trial. The parties will jointly participate in the trial and will equally share the global development costs for the trial, including the Company’s manufacturing costs to supply INO-4800. In certain instances, the Company will have the right to convert the exclusive license to a non-exclusive license in the licensed territories, other than Greater China, unless Advaccine agrees to pay the Company its full share of development costs in excess of a specified maximum. Notwithstanding the foregoing, Advaccine will be fully responsible for conducting the trial in Greater China, including its costs and expenses incurred. The Company will be fully responsible for its costs and expenses, if any, incurred solely as a result of its activities in connection with the performance of the trial in the United States. The parties may continue to conduct clinical trials of INO-4800 outside of the territories covered by the Advaccine Agreement.
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
Under the Advaccine Agreement, Advaccine made an upfront payment to the Company of $3.0 million in January 2021. In addition to the upfront payment, the Company is entitled to receive up to an aggregate of $206.0 million upon the achievement of specified milestones related to the development, regulatory approval and commercialization of INO-4800, including the achievement of specified net sales thresholds for INO-4800 in Greater China and the additional covered territories, if approved. As of December 31, 2020 the Company had earned a $2.0 million milestone payment based on the enrollment of the first participant in the Phase 2 clinical trial for the product in the Advaccine territory. The Company will also be entitled to receive a royalty equal to a high single-digit percentage of annual net sales in each region within the licensed territory, subject to reduction in the event of competition from biosimilar products in a particular region and in other specified circumstances. Advaccine’s obligation to pay royalties will continue, on a licensed product-by-licensed product basis and region-by-region basis, for ten years after the first commercial sale in a particular region within Greater China or, if later, until the expiration of the last-to-expire patent covering a given licensed product in a given region.

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
The Company evaluated the terms of the Advaccine Agreement under ASC Topics 606 and 808 at inception and determined that the contract was with a customer and therefore should be accounted for under ASC Topic 606. The license to INO-4800 in the territories was identified as the only distinct performance obligation on a standalone basis as of the inception of the Advaccine Agreement. The Company concluded that the license was distinct from potential future manufacturing and supply obligations. The Company further determined that the transaction price under the Advaccine Agreement consisted of the $3.0 million upfront payment received in January 2021 plus the initial $2.0 million milestone payment which was achieved upon contract signing. The future potential milestone amounts were not included in the transaction price, as they were all determined to be fully constrained. As part of the evaluation of the development and regulatory milestones constraint, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals, each of which is uncertain. Future potential milestone amounts may be recognized as revenue under the Advaccine Agreement, as well as under other collaborative research and development arrangements, if unconstrained. Reimbursable program costs will be recognized proportionately with the performance of the underlying services or delivery of drug supply and are excluded from the transaction price.
Under Topic 606, the entire transaction price of $5.0 million was allocated to the license performance obligation. The Company determined that as of December 31, 2020, the transfer of technology has occurred for the use and benefit of the license and accordingly, the performance obligation was fully satisfied. The Company accordingly recognized $5.0 million in revenue under collaborative research and development arrangements on the consolidated statement of operations during the year ended December 31, 2020. As of December 31, 2020, the Company had an accounts receivable balance of $7.1 million from Advaccine. There has been no additional revenue earned under this collaboration agreement with Advaccine for the year ended December 31, 2021.
In connection with the June 2021 amendment, the Company determined that the Global Phase 3 trial component of the agreement is a collaboration and not a contract with a customer and therefore concluded to account for the June 2021 amendment under ASC Topic 808. Reimbursements from Advaccine will be recognized as contra-research development expense on the condensed consolidated statement of operations once earned and collectibility is assured. During the year ended December 31, 2021, the Company received funding of $4.5 million from Advaccine that was recorded as contra-research and development expense.
ApolloBio Corporation
On December 29, 2017, the Company entered into an Amended and Restated License and Collaboration Agreement (the "ApolloBio Agreement"), with ApolloBio Corporation ("ApolloBio"), with an effective date of March 20, 2018. Under the terms of the ApolloBio Agreement, the Company granted to ApolloBio the exclusive right to develop and commercialize VGX-3100, its DNA immunotherapy product candidate designed to treat pre-cancers caused by HPV, within the agreed upon territories.
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
In addition to the upfront payment, the Company is entitled to receive up to an aggregate of $20.0 million, less required income, withholding or other taxes, upon the achievement of specified milestones related to the regulatory approval of VGX-3100 in accordance with the ApolloBio Agreement. In the event that VGX-3100 is approved for marketing, the Company will be entitled to receive royalty payments based on a tiered percentage of annual net sales, with such percentage being in the low- to mid-teens, subject to reduction in the event of generic competition in a particular territory. ApolloBio’s obligation to pay royalties will continue for 10 years after the first commercial sale in a particular territory or, if later, until the expiration of the last-to-expire patent covering the licensed products in the specified territory.
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
The Company evaluated the terms of the ApolloBio Agreement under ASC Topic 606, and the license to VGX-3100 in the territories was identified as the only distinct performance obligation on a standalone basis as of the inception of the agreement. The Company concluded that the license was distinct from potential future manufacturing and supply obligations. The Company further determined that the transaction price under the agreement consisted of the $23.0 million upfront payment. The future potential milestone amounts were not included in the transaction price, as they were all determined to be fully constrained. As part of the evaluation of the development and regulatory milestones constraint, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals, each of which is uncertain at this time. Future potential milestone amounts may be recognized as revenue under the ApolloBio Agreement, as well as under other collaborative research and development arrangements, if unconstrained. Reimbursable program costs will be recognized proportionately with the performance of the underlying services or delivery of drug supply and are excluded from the transaction price. As of December 31, 2021 there have been no significant reimbursable program costs under the ApolloBio Agreement.
Under Topic 606, the entire transaction price of $23.0 million was allocated to the license performance obligation. The Company determined that during the quarter ended June 30, 2018, the transfer of technology occurred and accordingly, the performance obligation was fully satisfied.
AstraZeneca
On August 7, 2015, the Company entered into a license and collaboration agreement with MedImmune, the global biologics research and development arm of AstraZeneca ("AstraZeneca"). Under the agreement, AstraZeneca acquired exclusive rights to the Company's INO-3112 immunotherapy, renamed as MEDI0457, which targets cancers caused by human papillomavirus (HPV) types 16 and 18, with the ability to sublicense those license rights. AstraZeneca made an upfront payment of $27.5 million to the Company in September 2015. AstraZeneca was obligated to make potential future development and regulatory event-based payments to the Company and potential future commercial event-based payments, in each case upon the achievement of specified milestones related to MEDI0457 set forth in the license and collaboration agreement. AstraZeneca was funding all development costs associated with MEDI0457 immunotherapy. The Company was entitled to receive up to mid-single to double-digit tiered royalties on MEDI0457 product sales. Under the agreement, AstraZeneca could also request the Company to provide certain clinical manufacturing at an agreed upon price. The Company determined these options did not represent material rights at the inception of the agreement.
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
On October 28, 2021, AstraZeneca provided notice to the Company to terminate the INO-3112 / MEDI0457 development program under the agreement. As a result of the termination, the agreement has been terminated in its entirety and the Company has no further obligations under the collaboration.
Coalition for Epidemic Preparedness Innovations
On April 11, 2018, the Company entered into agreements with CEPI, pursuant to which the Company intends to develop vaccine candidates against Lassa fever and MERS. The goal of the collaboration between the Company and CEPI is to conduct research and development so that investigational stockpiles will be ready for clinical efficacy trial testing during potential disease outbreaks. The agreements with CEPI contemplate preclinical studies, as well as Phase 1 and Phase 2 clinical trials, occurring over multiple years. As part of the arrangement between the parties, CEPI has agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by the Company and collaborators, with funding from CEPI based on the achievement of identified milestones. During the years ended December 31, 2021 and 2020, the Company received funding of $10.0 million and $6.4 million, respectively, related to these grants and recorded those payments as contra-research and development expense. As of December 31, 2021, the Company had an accounts receivable balance of $1.9 million and recorded $23,000 as deferred grant funding on the consolidated balance sheet related to these CEPI grants.
In January 2020, CEPI awarded the Company a grant of up to $9.0 million to support preclinical and clinical development of INO-4800 through Phase 1 human testing in the United States. In April 2020, CEPI awarded the Company a grant of $6.9 million to work with the International Vaccine Institute ("IVI") and the Korea National Institute of Health ("KNIH") to conduct clinical trials of INO-4800 in South Korea, a grant of $5.0 million to accelerate development of the Company's next-generation intradermal electroporation device, known as CELLECTRA® 3PSP, for the intradermal delivery of INO-4800, and a grant of $1.3 million to support large-scale manufacturing of INO-4800. During the years ended December 31, 2021 and 2020, the Company received funding of $6.9 million and $10.0 million, respectively, from CEPI related to these grants for INO-4800 and recorded such amounts as contra-research and development expense. As of December 31, 2021 the Company had $1.8 million recorded as deferred grant funding on the consolidated balance sheet related to the CEPI grants related to INO-4800.
Bill & Melinda Gates Foundation
In October 2018, the Bill & Melinda Gates Foundation (“Gates”) awarded and funded the Company a grant of $2.2 million to advance the development of dMAbs to address issues in infectious disease prevention and therapy. This technology has high relevance for the control of influenza and HIV. This next-generation approach to the delivery of monoclonal antibodies would make the technology accessible to low and middle-income countries. In August 2019, Gates funded an additional $1.1 million for the project. During the years ended December 31, 2021 and 2020, the Company recorded $182,000 and $463,000, respectively, as contra-research and development expense related to the Gates dMAb grant. As of December 31, 2021, the Company had $384,000 recorded as deferred grant funding on the consolidated balance sheet related to the grant.
In March 2020, Gates awarded and funded the Company a grant of $5.0 million to accelerate the development of the CELLECTRA® 3PSP device for the intradermal delivery of INO-4800. During the years ended December 31, 2021 and 2020, the Company recorded $893,000 and $4.1 million, respectively, as contra-research and development expense related to this Gates grant.
Department of Defense (DoD)
In June 2020, the Company entered into an Other Transaction Authority for Prototype Agreement (the “OTA Agreement”) with the DoD to fund the Company’s efforts in developing the CELLECTRA® 3PSP device and associated arrays to be used for delivery of INO-4800 against COVID-19. Under the OTA Agreement, the Company intends to develop the CELLECTRA® 3PSP device and arrays for use in the U.S. military population and the U.S. population as a whole, subject to approval of the device by the U.S. Food and Drug Administration (the “FDA”). The OTA Agreement is also expected to support large-scale manufacturing of the CELLECTRA® 3PSP device, as well as large-scale DNA plasmid production for manufacture and supply of a specified number of doses of INO-4800 in support of FDA approval of the device. The total amount of funding being made available to the Company under the OTA Agreement is $54.5 million. The Company has determined that the OTA Agreement should be considered under Subtopic 958-605, Not-for-Profit Entities-Revenue Recognition, which is outside the scope of Topic 606, as the government agency granting the Company funds is not receiving reciprocal value for their contributions. The Company will record contra-research development expense on the consolidated statement of operations in the same period that the underlying expenses are incurred.
Additionally, in June 2020, the Company was awarded a fixed-price contract (the “Procurement Contract”) from the DoD for the purchase of the Company’s intradermal CELLECTRA® 2000 device and accessories. The CELLECTRA® 2000 devices will be used to inject INO-4800 in the Company’s later-stage clinical trials. The total purchase price under the Procurement Contract is expected to be approximately $10.7 million. As of December 31, 2021, the Company determined that the Procurement Contract falls under the scope of ASC Topic 606 as the contract is with a customer and the Company is able to satisfy its obligations under the arrangement as the Phase 3 clinical trials of INO-4800 are underway. Performance obligations under the Procurement Contract consist of the delivery of a specified number of CELLECTRA® 2000 devices and accessories. The total transaction price was allocated to the individual performance obligations based on the determined standalone selling price for the devices and accessories. The Company will recognize revenue on the consolidated statement of operations upon shipment of the purchased devices and accessories. During the year ended December 31, 2021, the Company recorded revenue of $755,000 from the Procurement Contract. This revenue was recognized at a 100% margin as the sale was for products whose related inventory had previously been written down to zero.

During the years ended December 31, 2021 and 2020, the Company recorded $27.1 million and $21.2 million, respectively, as contra-research and development expense related to the OTA agreement. As of December 31, 2021, the Company had an accounts receivable balance of $3.6 million on the consolidated balance sheet from the DoD. As of December 31, 2021, the Company had $2.3 million recorded as deferred grant funding on the consolidated balance sheet related to the Procurement Contract.
In April 2021, the Company announced that the DoD had notified the Company that it will discontinue funding for the Phase 3 segment of the Company's clinical trial of INO-4800 in the United States, while continuing funding under the OTA Agreement and Procurement Contract.

5. Short-term Investments and Fair Value Measurements
The following is a summary of available-for-sale securities as of December 31, 2021 and 2020:

		As of December 31, 2021
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$192,966,772	$87,069	$(1,614,411)	$191,439,430
U.S. treasury securities	Less than 1	94,193,441	—	(9,921)	94,183,520
Commercial paper	Less than 1	39,967,853	—	—	39,967,853
Certificates of deposit	Less than 1	2,976,210	15,618	(338)	2,991,490
U.S. agency mortgage-backed securities	*	1,608,137	4,508	(23,998)	1,588,647
		$331,712,413	$107,195	$(1,648,668)	$330,170,940

		As of December 31, 2020
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$153,177,675	$2,339,639	$(644,140)	$154,873,174
Certificates of deposit	Less than 1	3,000,000	26,260	(10,000)	3,016,260
U.S. agency mortgage-backed securities	*	3,062,256	—	(36,755)	3,025,501
		$159,239,931	$2,365,899	$(690,895)	$160,914,935

*No single maturity date.

During the years ended December 31, 2021 and 2020, the Company recorded gross realized gain on investments of $394,000 and $744,000, respectively, and gross realized loss on investments of $399,000 and $1.3 million, respectively. During the years ended December 31, 2021 and 2020, the Company recorded net unrealized (loss) gain on available-for-sale equity securities of $(3.2) million and $1.7 million, respectively. No material balances were reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019. Interest and dividends on investments classified as available-for-sale are included in interest income in the consolidated statements of operations. As of December 31, 2021, the Company had 24 available-for-sale securities in a gross unrealized loss position, of which six with an aggregate total unrealized loss of $766,000 were in such position for longer than 12 months.
The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of December 31, 2021 were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at December 31, 2021, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.

The following table presents the Company’s assets that were measured at fair value on a recurring basis, determined using the following inputs as of December 31, 2021:

	Fair Value Measurements at
	December 31, 2021
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments
Mutual funds	$191,439,430	$191,439,430	$—	$—
U.S. treasury securities	94,183,520	94,183,520	—	—
Commercial paper	39,967,853	—	39,967,853	—
Certificates of deposit	2,991,490	—	2,991,490	—
U.S. agency mortgage-backed securities	1,588,647	—	1,588,647	—
Total short-term investments	330,170,940	285,622,950	44,547,990	—

Investment in affiliated entity	3,906,796	3,906,796	—	—
Total assets measured at fair value	$334,077,736	$289,529,746	$44,547,990	$—

The following table presents the Company’s assets that were measured at fair value on a recurring basis, determined using the following inputs as of December 31, 2020:

	Fair Value Measurements at
	December 31, 2020
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
U.S. treasury securities	$59,996,800	$59,996,800	$—	$—

Short-term investments
Mutual funds	154,873,174	154,873,174	—	—
Certificates of deposit	3,016,260	—	3,016,260	—
U.S. agency mortgage-backed securities	3,025,501	—	3,025,501	—
Total short-term investments	160,914,935	154,873,174	6,041,761	—

Investments in affiliated entity	4,460,366	4,460,366	—	—
Total assets measured at fair value	$225,372,101	$219,330,340	$6,041,761	$—

Level 1 assets at December 31, 2021 and 2020 consisted of mutual funds and U.S. treasury securities held by the Company that are valued at quoted market prices, as well as the Company’s investment in its affiliated entity, PLS. The Company accounts for its investment in 597,808 common shares of PLS based on the closing price of the shares on the Korea New Exchange Market on the applicable balance sheet date. Unrealized gains and losses on the Company's equity securities are reported in the consolidated statement of operations as unrealized gain (loss) on available-for-sale equity securities or as a gain (loss) on investment in affiliated entity.
Level 2 assets at December 31, 2021 consisted of commercial paper, certificates of deposit and U.S. agency mortgage-backed securities held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. Level 2 assets at December 31, 2020 consisted of certificates of deposit and U.S. agency mortgage-backed securities. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of December 31, 2021 and 2020.

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets at December 31, 2021 and 2020 consisted of the following:

	2021	2020
Prepaid manufacturing expenses (a)	$27,474,159	$35,661,947
Other prepaid expenses	11,362,832	4,695,509
	$38,836,991	$40,357,456

(a)Includes prepaid manufacturing expenses related to deposits made to reserve capacity for the manufacture of INO-4800. The Company deposited a total of $50.0 million to reserve manufacturing capacity, of which $30.0 million was paid in 2020 and the remainder paid in the first quarter of 2021. Of these deposits, $35.0 million was included in research and development expenses in December 2021.

7. Fixed Assets
Fixed assets at December 31, 2021 and 2020 consisted of the following:

	Cost	Accumulated Depreciation and Amortization	Net Book Value
As of December 31, 2021
Leasehold improvements	$15,803,108	$(8,258,608)	$7,544,500
Laboratory equipment	12,392,916	(4,279,816)	8,113,100
Office furniture and fixtures	2,827,476	(2,599,643)	227,833
Computer equipment and other	5,374,084	(3,806,311)	1,567,773
	$36,397,584	$(18,944,378)	$17,453,206
As of December 31, 2020
Leasehold improvements	$15,179,447	$(6,549,418)	$8,630,029
Laboratory equipment	4,788,678	(3,727,508)	1,061,170
Office furniture and fixtures	2,828,675	(2,296,942)	531,733
Computer equipment and other	4,544,915	(3,419,703)	1,125,212
	$27,341,715	$(15,993,571)	$11,348,144

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $3.0 million, $3.0 million and $3.6 million, respectively. The Company determined that the carrying value of these long-lived assets was not impaired during the periods presented. During the year ended December 31, 2021 the Company disposed of fixed assets with a net book value of $89,000 and accumulated depreciation of $89,000.

8. Goodwill and Intangible Assets
The following sets forth goodwill and intangible assets by major asset class:

		December 31, 2021			December 31, 2020
	Weighted Average Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite lived:
Goodwill		$10,513,371	$—	$10,513,371	$10,513,371	$—	$10,513,371
Definite lived:
Licenses	10	1,323,761	(1,305,600)	18,161	1,323,761	(1,276,852)	46,909
Bioject (a)	12	5,100,000	(2,735,556)	2,364,444	5,100,000	(2,468,889)	2,631,111
Other (b)	18	4,050,000	(3,806,250)	243,750	4,050,000	(3,581,250)	468,750
Total intangible assets	11	10,473,761	(7,847,406)	2,626,355	10,473,761	(7,326,991)	3,146,770
Total goodwill and intangible assets		$20,987,132	$(7,847,406)	$13,139,726	$20,987,132	$(7,326,991)	$13,660,141

(a)Bioject intangible assets represent the estimated fair value of developed technology and intellectual property which were recorded from an asset acquisition.
(b)Other intangible assets represent the estimated fair value of acquired intellectual property.
Aggregate amortization expense on intangible assets was $520,000, $547,000 and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense related to intangible assets at December 31, 2021 is expected to be incurred as follows:

Year ending December 31,
2022	$493,000
2023	276,000
2024	253,000
2025	253,000
2026	253,000
Thereafter	1,098,000
$2,626,000

There were no impairment or impairment indicators present and no losses were recorded during the years ended December 31, 2021, 2020 and 2019, respectively.

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
The Notes are senior unsecured obligations of the Company and accrue interest payable in cash semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019, at a rate of 6.50% per annum. The Notes will mature on March 1, 2024, unless earlier converted, redeemed or repurchased. Prior to the close of business on the business day immediately preceding November 1, 2023, the Notes will be convertible at the option of the holders only upon the satisfaction of certain circumstances. Thereafter, the Notes will be convertible at the option of the holders at any time until the close of business on the scheduled trading day immediately before the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. The initial conversion rate was 185.8045 shares per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $5.38 per share), subject to adjustment upon the occurrence of specified events.

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
The balance of the Notes at December 31, 2021 is as follows:

Principal amount	$78,500,000
Principal amount converted into common shares	(62,085,000)
Unamortized debt discount on the liability component	(1,591,909)
Unamortized debt issuance cost	(219,101)
Accrued interest	355,657
Net carrying amount	$14,959,647

For the years ended December 31, 2021 and 2020, the Company recognized $1.9 million and $6.9 million, respectively, of interest expense related to the Notes, of which $1.1 million and $4.1 million, respectively, related to the contractual interest coupon.
As of December 31, 2021, future minimum payments due under the Notes, representing contractual amounts due, including interest based on the fixed rate of 6.5% per annum, are as follows:

2022	$1,067,000
2023	1,067,000
2024	16,948,000
Total	$19,082,000
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

The August 2019 Bonds, which were unsecured obligations of the Company, were issued on August 1, 2019 and accrued interest at a coupon rate of 1.00% per annum, payable quarterly. The August 2019 Bonds were scheduled to mature on July 31, 2024, unless earlier converted or repurchased. On August 3, 2020, the August 2019 Bonds were converted in full into an aggregate of 4,962,364 shares of the Company's common stock, leaving no further August 2019 Bonds outstanding. The initial conversion rate was 211.0595 shares per KRW1,000,000 in principal amount (equivalent to an initial conversion price of approximately USD $4.00 per share based on the exchange rate as of July 30, 2019), subject to adjustment upon the occurrence of specified events. The conversion rate was reset on January 2, 2020 and was subject to reset quarterly thereafter if the current market price was lower than the conversion price then in effect. The conversion rate as of the date of conversion on August 1, 2020 was 275.69 shares per KRW1,000,000 in principal amount (equivalent to a conversion price of approximately USD $3.14 per share).
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
At their issuance, the Company determined that the expected life of the August 2019 Bonds was through August 1, 2022 as this represented the point at which the August 2019 Bonds were initially subject to repurchase by the Company at the option of the holders. Accordingly, the total debt discount of $7.3 million, inclusive of the fair value of the embedded conversion feature derivative at issuance, was being amortized using the effective interest method through August 1, 2022. For the year ended December 31, 2020, the Company recognized $1.6 million of interest expense related to the August 2019 Bonds, of which $87,000 related to the contractual interest coupon.
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
The December 2019 Bonds, which were unsecured obligations of the Company, were issued on December 31, 2019 and accrue interest at a coupon rate of 1.00% per annum, payable quarterly. The December 2019 Bonds were scheduled to mature on December 31, 2024, unless earlier converted or repurchased. On March 17, 2021, the December 2019 Bonds were converted in full into an aggregate of 1,009,450 shares of the Company's common stock, leaving no further December 2019 Bonds outstanding. The initial conversion rate was 214.7766 shares per KRW1,000,000 principal amount of Bonds (equivalent to an initial conversion price of approximately USD $4.00 per share based on the exchange rate as of December 19, 2019), subject to adjustment upon the occurrence of certain events. As of the conversion date of March 17, 2021, the conversion rate had not been reset from the initial conversion rate.
The Company evaluated the accounting for the issuance of the December 2019 Bonds and concluded that the embedded conversion feature did not require bifurcation from the December 2019 Bonds. Although the embedded conversion feature met the definition of a derivative, it qualified for the equity scope exception for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity in its consolidated balance sheet. The December 2019 Bonds were denominated in a foreign currency other than the Company’s functional currency, which would typically violate the settlement provision criteria when analyzing whether the conversion option is indexed to an entity’s own stock. However, per the terms of the agreement, the functional currency rate required to be used in a conversion scenario was fixed as of the date preceding the date of issuance of the Bonds. Therefore, the fluctuation in functional currency did not impact the settlement of the conversion option. Further, as there was no cash conversion feature or beneficial conversion feature on the date of issuance, and the Bonds were not issued at a substantial premium, all of the proceeds were recorded as a liability.
The Company determined that all other features of the December 2019 Bonds were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's consolidated financial statements.
At their issuance, the Company determined that the expected life of the December 2019 Bonds was through December 31, 2022 as this represented the point at which the December 2019 Bonds were initially subject to repurchase by the Company at the option of the holders. The effective interest rate of the December 2019 Bonds is 6.2%. For the years ended December 31, 2021 and 2020, the Company recognized $50,000 and $253,000, respectively, of interest expense related to the December 2019 Bonds, of which $9,000 and $40,000, respectively, related to the contractual interest coupon.
As of December 31, 2021, all outstanding December 2019 Bonds were converted into 1,009,450 shares of the Company's common stock. Upon conversion, the $4.4 million carrying value of the December 2019 Bonds was reclassified to stockholders' equity.

10. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at December 31, 2021 and 2020 consisted of the following:

	2021	2020
Trade accounts payable	$24,213,673	$825,516
Accrued compensation	16,112,912	13,127,257
Accrued subcontract costs	11,602	247,796
Other accrued expenses	7,306,343	7,003,239
	$47,644,530	$21,203,808

11. Stockholders’ Equity

Preferred Stock

			Shares Outstanding as of December 31,
	Shares Authorized	Shares Issued	2021	2020
Series C Preferred Stock, par $0.001	1,091	1,091	9	9

In June 2020, 14 shares of the Company’s Series C preferred stock were converted into an aggregate of 5,147 shares of the Company’s common stock.
The holder of a share or shares of Series C preferred stock has the right at any time, at such holder’s option, to convert all or any lesser portion of such holder’s shares of the preferred stock into fully paid and non-assessable shares of common stock. As of December 31, 2021, the conversion value was $27.20 per share, such that the outstanding shares of Series C preferred stock were convertible into an aggregate of 3,309 shares of common stock.
Common Stock
On November 9, 2021, the Company entered into an ATM Equity OfferingSM Sales Agreement (the “2021 Sales Agreement”) with outside sales agents (collectively, the “Sales Agents”) for the offer and sale of its common stock for an aggregate offering price of up to $300.0 million. The 2021 Sales Agreement provides that the Sales Agents will be entitled to compensation in an amount equal to up to 3.0% of the gross sales proceeds of any common stock sold through the Sales Agents under the 2021 Sales Agreement. For the year ended December 31, 2021, the Company sold 6,955,341 shares of its common stock under the 2021 Sales Agreement. The sales were made at a weighted average price of $6.96 per share, resulting in aggregate net proceeds of $47.7 million. As of December 31, 2021 there was $251.6 million of remaining capacity under the 2021 Sales Agreement.
On January 25, 2021, the Company closed an underwritten public offering of 20,355,000 shares of common stock at a public offering price of $8.50 per share. The net proceeds to the Company, after deducting the underwriters' discounts and commissions and other offering expenses, were $162.1 million.

On April 3, 2020, the Company and the Placement Agent entered into a new Sales Agreement (the "2020 Sales Agreement") to sell shares of its common stock. On April 3, 2020 and May 12, 2020, the Company filed prospectus supplements pursuant to the 2020 Sales Agreement for the offer and sale of its Common Stock for aggregate gross proceeds of up to an aggregate of $250.0 million.
During the year ended December 31, 2020, the Company sold a total of 22,919,934 shares of its common stock under the 2020 Sales Agreement. The sales were made at a weighted average price of $10.91 per share resulting in aggregate net proceeds of $246.2 million. As of December 31, 2020, there was no remaining capacity under the 2020 Sales Agreement.
In May 2018, the Company entered into a Sales Agreement with an outside placement agent (the “Placement Agent”) to sell shares of its common stock with aggregate gross proceeds of up to $100.0 million, from time to time, through an “at-the-market” equity offering program under which the Placement Agent will act as sales agent. During the first quarter of 2020, the Company and the Placement Agent entered into amendments to the Sales Agreement (as so amended, the "2018 Sales Agreement") to increase the amount of common stock that could be sold under the 2018 Sales Agreement from $100.0 million to $250.0 million. During the three months ended March 31, 2020, the Company sold 43,148,952 shares of its common stock under the 2018 Sales Agreement. The sales were made at a weighted average price of $4.92 per share, resulting in aggregate net proceeds of $208.2 million. As of March 31, 2020, there was no remaining capacity under the 2018 Sales Agreement.
Stock Options and Restricted Stock Units
The Company has a stock-based incentive plan, the 2016 Omnibus Incentive Plan (as amended to date, the "2016 Incentive Plan"), pursuant to which the Company may grant stock options, restricted stock awards, restricted stock units and other stock-based awards or short-term cash incentive awards to employees, directors and consultants.
The 2016 Incentive Plan was originally approved by the Company's stockholders on May 13, 2016, and an amendment to the plan to increase the number of shares available for issuance was approved by the stockholders on May 8, 2019. As of December 31, 2021, the maximum number of shares of the Company’s common stock available for issuance over the term of the 2016 Incentive Plan was 20,000,000 shares. On the first business day of each calendar year, such maximum number of shares shall be increased by 2,000,000 shares of common stock unless the Board determines, prior to January 1 for any such calendar year, to increase such maximum amount by a fewer number of shares or not to increase the maximum amount at all for such year. On January 1, 2022, the maximum number of shares increased by 2,000,000. At December 31, 2021, the Company had 4,481,745 shares of common stock available for future grant under the 2016 Incentive Plan, 2,448,868 shares underlying outstanding but unvested restricted stock units and options outstanding to purchase 8,060,957 shares of common stock under the 2016 Incentive Plan. The awards granted and available for future grant under the 2016 Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The 2016 Incentive Plan terminates by its terms on March 9, 2026.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At December 31, 2021, the Company had options outstanding to purchase 2,428,036 shares of common stock under the 2007 Incentive Plan. The awards granted under the 2007 Incentive Plan generally vest over three years and have a maximum contractual term of ten years.
Total employee and director stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 was $25.0 million, $14.5 million and $9.8 million, respectively, of which $13.4 million, $8.0 million and $5.9 million was included in research and development expenses and $11.6 million, $6.5 million and $3.9 million was included in general and administrative expenses, respectively.
At December 31, 2021 and 2020, there was $16.5 million and $4.4 million, respectively, of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years and 1.4 years, respectively.
At December 31, 2021 and 2020, there was $13.4 million and $10.9 million, respectively, of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.8 years and 1.9 years, respectively.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and restricted stock units granted to non-employees for the years ended December 31, 2021, 2020 and 2019 was $1.4 million, $1.2 million and $970,000, respectively. As of December 31, 2021, options to purchase 632,375 shares of common stock granted to non-employees remained outstanding.
The following table summarizes total stock options outstanding at December 31, 2021:

	Options Outstanding			Options Exercisable
Exercise Price	Shares Underlying Options Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$1.60-$3.00	272,063	1.8	$2.25	262,148	$2.24
$3.01-$6.00	2,583,652	6.8	$3.80	2,137,202	$3.88
$6.01-$9.00	4,148,238	6.4	$7.60	2,848,150	$7.48
$9.01-$12.00	2,562,668	8.8	$10.95	827,259	$10.77
$12.01-$15.00	824,184	5.1	$13.54	663,646	$13.40
$15.01-$25.62	98,188	8.6	$20.64	52,227	$20.67
	10,488,993	6.9	$7.93	6,790,632	$7.22

At December 31, 2021, the aggregate intrinsic value of options outstanding was $3.8 million, the aggregate intrinsic value of options exercisable was $3.1 million, and the weighted average remaining contractual term of options exercisable was 5.9 years.
At December 31, 2021, the aggregate intrinsic value of unvested restricted stock units was $12.2 million and the aggregate intrinsic value of restricted stock units which vested during the year ended December 31, 2021 was $12.7 million.
At December 31, 2021, options to purchase 10,488,993 shares of common stock and 2,448,868 restricted stock units were expected to vest.
Stock option activity under the Company’s equity incentive plans during the year ended December 31, 2021 was as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2020	8,906,624	$6.78
Granted	3,483,118	10.29
Exercised	(1,310,263)	5.09
Cancelled	(590,486)	10.81
Balance, December 31, 2021	10,488,993	$7.93

Restricted stock unit activity under the Company’s equity incentive plans during the year ended December 31, 2021 was as follows:

Number of Shares
Balance, December 31, 2020	2,558,052
Granted	1,392,124
Vested	(1,387,384)
Cancelled	(113,924)
Balance, December 31, 2021	2,448,868

The weighted average exercise price per share was $4.56 for the 7,000 options which expired during the year ended December 31, 2021, $4.44 for the 78,750 options which expired during the year ended December 31, 2020 and $6.27 for the 324,502 options which expired during the year ended December 31, 2019.
The weighted average grant date fair value per share was $7.61, $6.87 and $2.19 for options granted during the years ended December 31, 2021, 2020 and 2019, respectively.
The weighted average grant date fair value was $10.37, $9.12 and $3.09 per share for restricted stock units granted during the years ended December 31, 2021, 2020 and 2019, respectively.

The Company received $6.7 million, $12.3 million and $113,000 in proceeds from the exercise of stock options during the years ended December 31, 2021, 2020 and 2019, respectively. The aggregate intrinsic value of options exercised was $7.0 million, $14.2 million and $25,000 during the years ended December 31, 2021, 2020 and 2019, respectively.
On August 28, 2020, the Company granted 663,353 performance-based RSUs to key employees under the 2016 Incentive Plan. The RSUs will vest in two tranches as follows: 50% of the shares in each tranche will vest upon achievement of the predetermined performance milestones and the remaining 50% of the shares in each tranche will vest upon subsequent completion of a one-year service period. The grant date fair value of the performance-based RSUs was $8.0 million based on the grant date closing price per share of $12.06. As of December 31, 2021, the underlying performance milestones of the RSUs were not probable of achievement, and no stock-based compensation expense was recognized for the performance-based RSUs for the year then ended.

12. Commitments and Contingencies
Leases
The Company leases approximately 82,200 square feet of office, laboratory, and manufacturing space in San Diego, California and 57,360 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms as of December 31, 2021 of 1.9 years to 8.0 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
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
As of December 31, 2021, the maturities of the Company's operating lease liabilities were as follows:

Year ending December 31,
2022	$4,085,000
2023	4,089,000
2024	3,050,000
2025	3,063,000
2026	3,139,000
Thereafter	6,749,000
Total remaining lease payments	24,175,000
Less: present value adjustment	(6,111,000)
Total operating lease liabilities	18,064,000
Less: current portion	(2,604,000)
Long-term operating lease liabilities	$15,460,000

Weighted-average remaining lease term	6.6 years
Weighted-average discount rate	8.5%

Lease costs included in operating expenses in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 were $3.4 million, $3.4 million and $3.2 million, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.

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
Other Commitments
The Company has existing supply agreements with contract manufacturers to manufacture INO-4800 drug substance. Under the terms of the agreements, the Company is committed to certain minimum purchases in 2022. At December 31, 2021, the Company had a $47.4 million minimum purchase obligation in connection with these agreements.
Legal Proceedings
Securities Litigation
On March 12, 2020, a purported shareholder class action complaint, McDermid v. Inovio Pharmaceuticals, Inc. and J. Joseph Kim, was filed in the United States District Court for the Eastern District of Pennsylvania, naming the Company and J. Joseph Kim, the Company’s Chief Executive Officer, as defendants. The lawsuit alleges that the Company made materially false and misleading statements regarding its development of a vaccine for COVID-19 in its public disclosures in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On August 3, 2020, the lead plaintiff filed a consolidated complaint, naming the Company and three of its officers as defendants. On September 21, 2020, the lead plaintiff and another purported stockholder filed a first amended complaint, naming the Company and three of its officers as defendants. Defendants filed a motion to dismiss plaintiff’s first amended complaint on November 5, 2020. On February 16, 2021, the court issued an order granting in part, and denying in part, the defendants’ motion to dismiss. The court granted the defendants’ motion to dismiss, and dismissed with prejudice, the claims premised on certain of the Company’s statements. The court denied defendants’ motion to dismiss as to the remaining statements. On March 9, 2021, the defendants filed their answer to the complaint. The case is currently in discovery. On July 29, 2021, the plaintiffs moved to certify the class action. That motion is fully briefed and remains pending. On February 17, 2022, the court granted Plaintiffs’ motion for leave to amend their complaint, and further ordered that the amended complaint is deemed filed as of February 17. Defendants intend to move to dismiss the new allegations in the amended complaint.
On April 20, 2020, a purported shareholder derivative complaint, Behesti v. Kim, et al., was filed in the United States District Court for the Eastern District of Pennsylvania, naming eight current and former directors of the Company as defendants. The lawsuit asserts state and federal claims and is based on the same alleged misstatements as the shareholder class action complaint. The lawsuit accuses the Company’s board of directors of failing to exercise reasonable and prudent supervision over the Company’s management, policies, practices, and internal controls. The plaintiff seeks unspecified monetary damages on behalf of the Company as well as governance reforms. On June 5, 2020, the court stayed the Beheshti action pending resolution of a forthcoming motion to dismiss the McDermid securities class action or until any party provides notice that they no longer consent to the stay. On June 12, 2020 and June 15, 2020, two additional shareholder derivative complaints were filed in the United States District Court for the Eastern District of Pennsylvania, captioned Isman v. Benito, et al. and Devarakonda et al. v Kim, et. al. The complaints assert substantially similar claims as the Beheshti action and name the Company’s current directors as defendants. The Devarakonda complaint also names one of the Company’s former directors as a defendant. On July 21, 2020, the court consolidated the three derivative cases under the caption In re Inovio Pharmaceuticals, Inc. Derivative Litigation. The consolidated action is stayed.
On July 7, 2020, a fourth shareholder derivative complaint, Fettig v. Kim et al., was filed in the United States District Court for the Eastern District of Pennsylvania, naming eight current and former directors of the Company as defendants. The complaint asserts substantially similar claims as those in the consolidated derivative action. On August 27, 2020, the Fettig action was consolidated with the other derivative cases, which remain stayed as explained above.
The Company intends to defend these actions vigorously.
VGXI Litigation
On June 3, 2020, the Company filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against VGXI, Inc. and GeneOne Life Science, Inc., or GeneOne, and together with VGXI, Inc. collectively referred to as VGXI, alleging that VGXI had materially breached the Company’s supply agreement with them. The complaint seeks declaratory judgments, specific performance of the agreement, injunctive relief, an accounting, damages, attorneys’ fees, interest, costs and other relief from VGXI. On June 3, 2020, the Company filed a petition for preliminary injunction, which was denied on June 25, 2020. On June 26, 2020, the Company filed notice of appeal of the denial of the petition with the Pennsylvania Superior Court.
On July 7, 2020, VGXI filed an answer, new matter and counterclaims against the Company, alleging that the Company had breached the supply agreement, as well as misappropriation of trade secrets and unjust enrichment. The counterclaims seek injunctive relief, damages, attorneys’ fees, interest, costs and other relief from the Company. Also, on July 7, 2020, VGXI filed a third-party complaint against Ology Bioservices, Inc., a contract manufacturing organization that the Company had engaged to provide services similar to those that were being provided by VGXI. On July 27, 2020, the Company filed an answer to VGXI’s counterclaims, disputing the allegations and the claims raised in VGXI’s filing. On October 1, 2020, the Company filed a notice of discontinuance of appeal with the Pennsylvania Superior Court. A trial date for the litigation has not been set.
The Company intends to aggressively prosecute the claims set forth in its complaint against VGXI and to vigorously defend itself against VGXI’s counterclaims.
GeneOne Litigation
On December 7, 2020, GeneOne filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against the Company, alleging that the Company had breached the CELLECTRA Device License Agreement, or the Agreement, between the Company and GeneOne. The Company terminated the Agreement on October 9, 2020. The complaint asserts claims for breach of contract, declaratory judgment, unfair competition, and unjust enrichment. The complaint seeks injunctive relief, an accounting, damages, disgorgement of profits, attorneys’ fees, interest, and other relief from the Company. On January 29, 2021, the Company filed preliminary objections to the complaint. On August 23, 2021, the court overruled the Company’s preliminary objections to the complaint. On September 13, 2021, the Company filed an answer to the complaint, new matter, and counterclaims. The Company’s counterclaims allege that GeneOne breached the Agreement and assert claims for breach of contract and declaratory judgment. The counterclaims seek damages, interest, expenses, attorney’s fees, and costs. On October 18, 2021, GeneOne filed its answer to the Company’s counterclaims and new matter. On November 8, 2021, we filed our answer to GeneOne’s new matter. A trial date for this litigation has not been set.
The Company intends to aggressively prosecute the claims set forth in its counterclaims against GeneOne and to vigorously defend itself against the claims in GeneOne’s complaint.
Other Matters
From time to time, the Company may be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of our business. Any of these claims could subject the Company to costly legal expenses and, while the Company generally believes that it has adequate insurance to cover many different types of liabilities, its insurance carriers may deny coverage or its policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the Company's consolidated results of operations and financial position. Additionally, any such claims, whether or not successful, could damage the Company's reputation and business. Except as described above, the Company is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would be reasonably expected to have a material adverse effect on the Company’s consolidated results of operations or financial position.

13. Income Taxes
In accordance with the accounting guidance for income taxes, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax asset will be realized.
The components of pretax loss from operations before equity method investment are as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. Domestic	$(302,614,003)	$(162,664,355)	$(120,809,112)
Foreign	(610,320)	(225,949)	—
Pretax loss from operations before equity method investment	$(303,224,323)	$(162,890,304)	$(120,809,112)

There was no provision for (benefit from) income taxes for the years ended December 31, 2021 and 2020. There was an income tax benefit of $(257,000) for the year ended December 31, 2019.

The reconciliation of income taxes attributable to continuing operations computed at the statutory tax rates to income tax expense (benefit), using a 21% statutory tax rate for December 31, 2021, 2020 and 2019, is as follows:

	Year Ended December 31,
	2021	2020	2019
Income (benefit) taxes at statutory rates	$(63,677,000)	$(34,207,000)	$(25,370,000)
State income tax, net of federal benefit	(3,447,000)	—	—
Change in valuation allowance	77,424,000	21,428,000	25,457,000
Nondeductible loss on extinguishment of debt	—	14,450,000	—
Research and development tax credits	(16,523,000)	(2,650,000)	(3,838,000)
Stock-based compensation	483,000	(1,953,000)	1,114,000
Uncertain tax positions	6,509,000	1,068,000	1,537,000
Deconsolidation of subsidiary	—	853,000	—
Expired NOLs and credits	616,000	468,000	616,000
Limited NOLs and credits	(542,000)	(368,000)	(616,000)
Change in tax rates	—	—	12,000
Foreign tax rate differential	(24,000)	(9,000)	—
Other	(819,000)	920,000	831,000
	$—	$—	$(257,000)

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
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 are shown below:

	As of December 31,
	2021	2020
Deferred tax assets:
Capitalized research expense	$4,200,000	$5,250,000
NOL carryforwards	197,144,000	127,835,000
Research and development and other tax credits	23,005,000	13,242,000
Deferred revenue	987,000	1,628,000
Stock-based compensation	3,599,000	3,256,000
Acquired intangibles	637,000	757,000
Interest expense	83,000	564,000
Investment in affiliated entity	750,000	542,000
Lease liability	3,793,000	4,283,000
Other	5,973,000	6,127,000
	240,171,000	163,484,000
Valuation allowance	(237,205,000)	(159,705,000)
Total deferred tax assets	2,966,000	3,779,000
Deferred tax liabilities:
Acquired intangibles	(194,000)	(179,000)
Right of use asset	(2,430,000)	(2,676,000)
Note discount	(321,000)	(469,000)
Fixed assets	(53,000)	(487,000)
Net deferred tax liabilities	$(32,000)	$(32,000)

As of December 31, 2021, the Company had federal, California and Pennsylvania tax net operating loss (NOL) carryforwards of $864.5 million, $146.5 million and $89.0 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. The aggregate federal net operating losses generated in 2018 and after for the amount of $568.9 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. The federal NOL carryforward began to expire in 2021, and the California and Pennsylvania NOL carryforwards will begin and have begun to expire in 2028 and 2021, respectively, unless previously utilized.

The Company also has Korean NOL carryforwards of $806,000 as of December 31, 2021. The Korean NOLs are available to offset up to 60% of future taxable income and will begin to expire in 2030, unless previously utilized.
In addition, as of December 31, 2021, the Company had federal and state research and development (R&D) tax credit carryforwards of $35.1 million and $4.4 million, respectively. The federal tax credit carryforwards will begin to expire in 2029. The California research tax credits do not expire.
Based upon statute, federal and state losses and credits are expected to expire as follows (in millions):

Expiration Date:	Federal NOLs	State NOLs	Foreign NOLs	Federal R&D	State R&D

2022	$6.1	$0.4	$—	$—	$—
2023	5.3	1.2	—	—	—
2024	16.5	9.1	—	—	—
2025 and thereafter	267.7	224.9	0.8	35.1	—
Indefinite	568.9	—	—	—	4.4
	$864.5	$235.6	$0.8	$35.1	$4.4

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s NOL and R&D credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed an IRC Section 382/383 analysis regarding the limitation of NOL and R&D credit carryforwards as of December 31, 2021. As a result of the analysis, the Company estimates that approximately $9.7 million of tax benefits related to NOL and R&D carryforwards will expire unused. Accordingly, the related NOL and R&D credit carryforwards have been removed from deferred tax assets, accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by current and future ownership changes, if any, related to the Company's operations in the United States will not impact its effective tax rate. Any additional ownership changes may further limit the ability to use the NOL and R&D carryforwards.
The Tax Cuts and Jobs Act of 2017 subjects a U.S. stockholder to tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. For 2021, the Company did not generate any GILTI due to losses earned by its foreign subsidiary.
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits federal NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows federal NOLs incurred in 2019, 2020, and 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Due to the Company's history of net operating losses, the CARES Act is not expected to have a material impact on the Company's financial statements.
The following table summarizes the activity related to the Company's unrecognized tax benefits:

	Year ended December 31,
	2021	2020	2019
Balance at beginning of the year	$12,210,000	$11,204,000	$9,632,000
Increases related to current year tax positions	6,602,000	1,043,000	1,575,000
Increases (decreases) related to prior year tax positions	7,000	27,000	(3,000)
Other	—	(64,000)	—
Balance at end of the year	$18,819,000	$12,210,000	$11,204,000

The amount of unrecognized tax benefits that, if recognized and realized, would affect the effective tax rate was $17.4 million, $10.9 million and $9.9 million as of December 31, 2021, 2020 and 2019, respectively, subject to valuation allowances. The Company has not recorded any interest and penalties on the unrecognized tax positions as the Company has continued to generate net operating losses after accounting for the unrecognized tax benefits. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2018 and state and local income tax examinations before 2017. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the NOL carryforward amount. The Company is subject to examinations for tax years beginning in 2020 in Korea. The Company is not currently under Internal Revenue Service (“IRS”), state, local or foreign tax examination.

14. 401(k) Plan
The Company has adopted a 401(k) Profit Sharing Plan covering substantially all of its employees. The defined contribution plan allows the employees to contribute a percentage of their compensation each year. The Company currently matches 50% of its employees’ contributions, up to 6% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying consolidated statements of operations and totaled $1.5 million, $1.1 million and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

15. Related Party Transactions
Plumbline Life Sciences, Inc.
The Company owned 597,808 shares of common stock in Plumbline Life Sciences, Inc. ("PLS") as of December 31, 2021 and 2020, representing a 18.9% and 19.7% ownership interest, respectively. One of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
Revenue recognized from PLS consists of milestone, license and patent fees. For the years ended December 31, 2021 and 2020, the Company recognized revenue from PLS of $245,000 and $1.4 million, respectively. At December 31, 2021 and 2020, the Company had an accounts receivable balance of $25,000 and $67,000, respectively, related to PLS.

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
In November 2016, the Company received a $6.1 million sub-grant through Wistar to develop a DMAb against the Zika infection, with funding through December 2021.
The Company is also a collaborator with Wistar on an Integrated Preclinical/Clinical AIDS Vaccine Development grant from the NIAID, with funding through February 2022.
In 2020, the Company received a $10.7 million sub-grant through Wistar, which was amended in 2021 to $13.5 million, for the preclinical development and translational studies of dMAbs as countermeasures for COVID-19, with funding through September 2022. The sub-grant also includes an option for an additional $6.0 million in funding through September 2024, of which $3.3 million has been exercised as of December 31, 2021.

Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the years ended December 31, 2021 and 2020, the Company recorded $3.0 million and $1.9 million, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to the collaborative research agreements and sub-contract agreements related to Gates and CEPI (see Note 4). Research and development expenses recorded from Wistar for the years ended December 31, 2021 and 2020 were $2.9 million and $2.3 million, respectively. At December 31, 2021 and 2020, the Company had an accounts receivable balance of $2.6 million and $425,000, respectively, and an accounts payable and accrued liability balance of $548,000 and $643,000, respectively, related to Wistar. As of December 31, 2021, the Company had a prepaid expense balance of $261,000 and recorded $37,000 as deferred grant funding on its consolidated balance sheet related to Wistar.

16. Geneos Therapeutics, Inc.
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
The Company’s share of net losses of Geneos for the period from June 1, 2020 through December 31, 2020 was $4.6 million and for the three months ended March 31, 2021 was $1.5 million; however, only $434,000 was recorded, reducing the Company's total investment in Geneos to $0. Of this amount, $819,000 has been allocated to the equity method investment, thereby reducing the balance to $0 as of March 31, 2021. The remaining $4.2 million loss has been allocated to the Company’s

Series A and Series A-1 preferred stock investments in Geneos, on a ratable basis, thereby reducing the investment balance to $0 as of March 31, 2021 as shown in the table below:

Investment in Geneos upon deconsolidation	$3,618,998
Investment in Geneos Series A-1 preferred stock	1,399,999
Share in net loss of Geneos from June 30, 2020 - December 31, 2020	(4,584,610)
Share in net loss of Geneos for the three months ended March 31, 2021	(434,387)
Investment in Geneos as of March 31, 2021	$—

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