Form 10-Q
period 2022-03-31
INOVIO PHARMACEUTICALS, INC.
filed 2022-05-10
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 229,041,114 as of May 9, 2022.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2022

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
•None of our human vaccine candidates or our immunotherapy and DNA encoded monoclonal antibody product candidates have been approved for sale, and we may never develop commercially successful vaccine, immunotherapy or DNA encoded monoclonal antibody products.
•We have modified our COVID-19 vaccine strategy to develop our vaccine candidate as a potential heterologous booster for other available vaccines, which will result in new and added risks and may not be successful.
•There can be no assurance that our COVID-19 vaccine candidate will ever be granted an Emergency Use Authorization by the FDA or similar authorization by regulatory authorities outside of the United States if we were to decide to apply for such an authorization. The option of seeking an Emergency Use Authorization may no longer exist for our primary vaccine candidates, and if we cannot obtain such authorization or, if granted, it is terminated, we will be unable to sell our vaccine candidate and instead will be required to pursue the biologic licensure process, which is lengthy and expensive.
•DNA medicines are a novel approach, and negative perception of the efficacy, safety, or tolerability of any investigational medicines that we develop could adversely affect our ability to conduct our business, advance our investigational medicines, or obtain regulatory approvals.
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

Part I. Financial Information
Item 1.    Financial Statements

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,009,491	$71,143,778
Short-term investments	301,384,357	330,170,940
Accounts receivable	4,003,680	5,466,850
Accounts receivable from affiliated entities	3,487,116	2,565,194
Prepaid expenses and other current assets	31,946,477	38,836,991
Prepaid expenses and other current assets from affiliated entities	75,772	261,192
Total current assets	399,906,893	448,444,945
Fixed assets, net	16,696,936	17,453,206
Investment in affiliated entity	3,369,068	3,906,796
Intangible assets, net	2,499,585	2,626,355
Goodwill	10,513,371	10,513,371
Operating lease right-of-use assets	11,251,440	11,571,026
Other assets	1,273,795	1,425,794
Total assets	$445,511,088	$495,941,493
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$38,115,396	$47,644,530
Accounts payable and accrued expenses due to affiliated entities	1,407,386	548,032
Accrued clinical trial expenses	11,827,755	10,326,266
Deferred revenue	15,378	21,628
Operating lease liability	2,672,974	2,603,956
Grant funding liability	5,283,271	4,559,721
Grant funding liability from affiliated entity	37,500	37,500
Total current liabilities	59,359,660	65,741,633
Deferred revenue, net of current portion	60,648	64,361
Convertible senior notes	16,207,864	14,959,647
Operating lease liability, net of current portion	14,765,868	15,459,559
Deferred tax liabilities	32,046	32,046
Other liabilities	—	14,826
Total liabilities	90,426,086	96,272,072
Stockholders’ equity:
Preferred stock	—	—
Common stock	226,509	217,382
Additional paid-in capital	1,642,419,819	1,609,589,797
Accumulated deficit	(1,287,103,438)	(1,209,855,522)
Accumulated other comprehensive loss	(457,888)	(282,236)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	355,085,002	399,669,421
Total liabilities and stockholders’ equity	$445,511,088	$495,941,493

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Revenue under collaborative research and development arrangements	$65,895	$39,615
Revenue under collaborative research and development arrangements with affiliated entities	8,842	49,949
Other revenue	124,337	281,556
Total revenues	199,074	371,120
Operating expenses:
Research and development	55,978,611	39,044,418
General and administrative	15,953,458	13,881,194
Total operating expenses	71,932,069	52,925,612
Loss from operations	(71,732,995)	(52,554,492)
Other income (expense):
Interest income	669,814	769,237
Interest expense	(313,488)	(513,034)
Loss on investment in affiliated entities	(537,728)	(830,475)
Net unrealized loss on available-for-sale equity securities	(4,840,641)	(847,958)
Other income (expense), net	(153,468)	8,978
Net loss before share in net loss of Geneos	(76,908,506)	(53,967,744)
Share in net loss of Geneos	(2,165,213)	(434,387)
Net loss	(79,073,719)	(54,402,131)
Net loss per share
Basic and diluted	$(0.36)	$(0.27)
Weighted average number of common shares outstanding
Basic and diluted	218,940,693	202,414,445

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(79,073,719)	$(54,402,131)
Other comprehensive income (loss):
Foreign currency translation	(6,555)	(14,419)
Unrealized gain (loss) on short-term investments, net of tax	(169,097)	4,861
Comprehensive loss	(79,249,371)	(54,411,689)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2022
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2021	9	$—	217,382,887	$217,382	$1,609,589,797	$(1,209,855,522)	$(282,236)	$399,669,421
Cumulative adjustment from adoption of ASU 2020-06	—	—	—	—	(3,294,019)	1,825,803	—	(1,468,216)
Issuance of common stock for cash, net of financing costs	—	—	8,480,483	8,481	29,356,057	—	—	29,364,538
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	647,350	646	(943,167)	—	—	(942,521)
Stock-based compensation	—	—	—	—	7,711,151	—	—	7,711,151
Net loss	—	—	—	—	—	(79,073,719)	—	(79,073,719)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(169,097)	(169,097)
Foreign currency translation	—	—	—	—	—	—	(6,555)	(6,555)
Balance at March 31, 2022	9	$—	226,510,720	$226,509	$1,642,419,819	$(1,287,103,438)	$(457,888)	$355,085,002

	Three Months Ended March 31, 2021
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2020	9	$—	186,851,493	$186,851	$1,367,406,869	$(906,196,812)	$(256,150)	$461,140,758
Issuance of common stock for cash, net of financing costs of $531,000		—	20,355,000	20,355	162,084,675	—	—	162,105,030
Conversion of December 2019 Bonds to common stock	—	—	1,009,450	1,009	4,376,883	—	—	4,377,892
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	1,118,093	1,118	(1,202,907)	—	—	(1,201,789)
Stock-based compensation	—	—	—	—	9,595,947	—	—	9,595,947
Net loss	—	—	—	—	—	(54,402,131)	—	(54,402,131)
Unrealized gain on short-term investments	—	—	—	—	—	—	4,861	4,861
Foreign currency translation	—	—	—	—	—	—	(14,419)	(14,419)
Balance at March 31, 2021	9	$—	209,334,036	$209,333	$1,542,261,467	$(960,598,943)	$(265,708)	$581,606,149

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(79,073,719)	$(54,402,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	929,383	660,697
Amortization of intangible assets	126,770	136,770
Amortization of operating lease right-of-use assets	319,586	278,290
Stock-based compensation	7,711,151	9,595,947
Non-cash interest expense	(219,999)	(31,281)
Amortization of premiums on investments	125,810	—
Loss on short-term investments	318,684	10,151
Loss on disposal of fixed assets	157,666	—
Gain on remeasurement of investment in Geneos	(165,215)	—
Loss on equity investment in affiliated entities	537,728	830,475
Share of net loss in Geneos	2,165,213	434,387
Net unrealized loss on available-for-sale equity securities	4,840,641	847,958
Unrealized transaction loss on foreign-currency denominated debt	—	(176,927)
Changes in operating assets and liabilities:
Accounts receivable, including from affiliated entities	541,248	8,804,853
Prepaid expenses and other current assets, including from affiliated entities	7,075,934	(19,108,348)
Other assets	151,999	75,514
Accounts payable and accrued expenses	(9,859,913)	4,735,352
Accrued clinical trial expenses	1,501,489	(2,579,476)
Accounts payable and accrued expenses due to affiliated entities	859,354	125,292
Deferred revenue, including from affiliated entity	(9,963)	(72,463)
Operating lease right-of-use assets and liabilities, net	(624,673)	(558,140)
Grant funding liability, including from affiliated entity	723,550	(2,480,826)
Other liabilities	(14,826)	6,478
Net cash used in operating activities	(61,882,102)	(52,867,428)
Cash flows from investing activities:
Purchases of investments	(99,722,697)	(275,408,976)
Proceeds from sale or maturity of investments	123,055,048	504,464
Purchases of capital assets	—	(210,824)
Investment in Geneos	(1,999,998)	—
Net cash provided by (used in) investing activities	21,332,353	(275,115,336)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	29,364,538	162,105,030
Proceeds from stock option exercises	83,812	2,632,996
Taxes paid related to net share settlement of equity awards	(1,026,333)	(3,834,785)
Net cash provided by financing activities	28,422,017	160,903,241
Effect of exchange rate changes on cash and cash equivalents	(6,555)	(14,419)
Decrease in cash and cash equivalents	(12,134,287)	(167,093,942)
Cash and cash equivalents, beginning of period	71,143,778	250,728,118
Cash and cash equivalents, end of period	$59,009,491	$83,634,176

Supplemental disclosures:
Amounts accrued for purchases of fixed assets	$330,779	$35,370
Interest paid	$533,487	$544,315
See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Operations
Inovio Pharmaceuticals, Inc. (the “Company” or “INOVIO”), is a biotechnology company focused on bringing to market precisely designed DNA medicines and vaccines to help protect people from infectious diseases, including COVID-19, and to help treat people with cancer and conditions associated with human papillomavirus ("HPV"). INOVIO has shown in clinical trials that its DNA vaccine candidates can be delivered into cells in the body via a proprietary smart device allowing the nucleic-acid delivered gene products to activate functional T cell and antibody responses against targeted pathogens and cancers.
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
The Company's partners and collaborators include ApolloBio Corporation, AstraZeneca, Advaccine Biopharmaceuticals Suzhou Co., The Bill & Melinda Gates Foundation (Gates), Coalition for Epidemic Preparedness Innovations ("CEPI"), The U.S. Department of Defense ("DoD"), Defense Advanced Research Projects Agency ("DARPA"), HIV Vaccines Trial Network, the U.S. Defense Threat Reduction Agency’s Medical CBRN Defense Consortium ("MCDC"), International Vaccine Institute ("IVI"), Kaneka Eurogentec, National Cancer Institute, National Institutes of Health, National Institute of Allergy and Infectious Diseases, Ology Bioservices, the Parker Institute for Cancer Immunotherapy, Plumbline Life Sciences, Regeneron Pharmaceuticals, Inc., Richter-Helm BioLogics, Thermo Fisher Scientific, the University of Pennsylvania, the Walter Reed Army Institute of Research and The Wistar Institute.
The Company and its collaborators are currently evaluating the feasibility of, or conducting or planning clinical studies of, DNA medicines for COVID-19, including both homologous and heterologous booster vaccines; Middle East Respiratory Syndrome, or MERS; Lassa fever; Ebola; as well as HPV-associated precancers, including cervical, vulvar, and anal dysplasia; HPV-associated cancers, including head & neck, cervical, anal, penile, vulvar, and vaginal; other HPV-associated disorders, such as recurrent respiratory papillomatosis, or RRP; glioblastoma multiforme, or GBM; and prostate cancer.
INOVIO was incorporated in Delaware in June 2001 and has its principal executive offices in Plymouth Meeting, Pennsylvania.

2. Basis of Presentation, Liquidity and Risks and Uncertainties
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statements of stockholders' equity and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented.
The results of operations for the three months ended March 31, 2022 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2022. The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiary. As of March 31, 2022 and December 31, 2021, the Company consolidated its wholly-owned subsidiary Inovio Asia LLC. All intercompany accounts and transactions were eliminated upon consolidation.
Liquidity
The Company incurred a net loss attributable to common stockholders of $79.1 million for the three months ended March 31, 2022. The Company had working capital of $340.5 million and an accumulated deficit of $1.3 billion as of March 31, 2022. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates. The Company’s cash, cash equivalents and short-term investments of $360.4 million as of March 31, 2022 are sufficient to support the Company's planned operations for a period of at least 12 months from the date of issuance of these financial statements.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including At-the-Market Equity Offering Sales Agreements (“Sales Agreements”). The Company has a history of conducting debt and equity financings, including the receipt of net proceeds of $29.4 million and $47.7 million under a Sales Agreement during the three months ended March 31, 2022 and year ended December 31, 2021, respectively, and $162.1 million from a January 2021 underwritten public offering of common stock. However, sufficient funding may not be available in the future, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Inovio be unable to continue as a going concern. The Company's condensed consolidated financial statements as of and for the three months ended March 31, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has evaluated subsequent events after the balance sheet date through the date it issued these condensed consolidated financial statements.
The Company is, and from time to time may in the future be, subject to various legal proceedings and claims arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its consolidated financial statements. An estimated loss contingency is accrued in the consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal proceedings, including litigation, government investigations and enforcement actions, could result in material costs, occupy significant management resources and entail civil and criminal penalties, even if the Company ultimately prevails. Any of the foregoing consequences could result in serious harm to the Company’s business, results of operations and financial condition.
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
The Company continues to closely monitor the impact of the COVID-19 pandemic on its employees, collaborators and service providers. The extent to which the pandemic will continue to impact the Company's business and operations will depend on future developments, including travel restrictions to, from and within the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, which remain uncertain.

3. Critical Accounting Policies
Collaboration Agreements and Revenue Recognition

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
For collaboration arrangements that include license fees, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
For collaboration arrangements that include milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. This assessment is based on the Company’s past experience with its collaboration partner, market insight and partner communication. Milestone payments that are not within the Company’s or the collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each subsequent reporting period, the Company re-evaluates the probability of achieving such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration or other revenues and earnings in the period of adjustment and could be material.
For collaboration arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue in the period the underlying sales occur. To date, the Company has not recognized any royalty revenue resulting from any of its collaborative arrangements.
Research and Development Expenses - Clinical Trial Accruals
The Company's activities have largely consisted of research and development efforts related to developing electroporation delivery technologies, DNA vaccines, DNA immunotherapies and dMAbs. For clinical trial expenses, judgements used in estimating accruals rely on estimates of total costs incurred based on participant enrollment, completion of studies and other events. Accrued clinical trial costs are subject to revisions as trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development expense; however a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to the Company's results of operations.

4. Impact of Recently Issued Accounting Standards
The recent accounting pronouncements below may have a significant effect on the Company's financial statements. Recent accounting pronouncements that are not anticipated to have an impact on or are unrelated to the Company's financial condition, results of operations, or related disclosures are not discussed.
Accounting Standards Recently Adopted

ASU No. 2020-06. In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the guidance on an issuer’s accounting for convertible instruments and contracts in its own equity. ASU 2020-06 is effective for public entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company adopted ASU 2020-06 as of January 1, 2022 on a modified retrospective basis and recorded a net reduction in accumulated deficit of $1.8 million, a decrease in additional paid-in capital of $3.3 million, and an increase in convertible senior notes of $1.5 million to reflect the impact of the accounting change. The Company derecognized the related deferred tax liabilities of $1.5 million with a corresponding adjustment to the valuation allowance, resulting in no net impact to the cumulative adjustment to retained earnings (see Note 8, "Convertible Debt").
5. Revenue Recognition
During the three months ended March 31, 2022 and 2021, the Company recognized total revenue under collaborative research and development arrangements of $9,000 and $50,000, respectively, from its affiliated entity Plumbline Life Sciences, Inc. ("PLS") and $190,000 and $321,000, respectively, from various other contracts as a result of performance obligations being satisfied. Of the total revenue recognized during the three months ended March 31, 2022, $10,000 was in deferred revenue as of December 31, 2021.

6. Short-term Investments and Fair Value Measurements
The following is a summary of available-for-sale securities as of March 31, 2022 and December 31, 2021:

		As of March 31, 2022
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$178,648,717	$—	$(6,367,983)	$172,280,734
U.S. treasury securities	Less than 1	84,772,489	200	(108,139)	84,664,550
Commercial paper	Less than 1	39,986,103	—	—	39,986,103
Certificates of deposit	Less than 1	2,976,544	15,136	(333)	2,991,347
U.S. agency mortgage-backed securities	*	1,551,716	—	(90,093)	1,461,623
		$307,935,569	$15,336	$(6,566,548)	$301,384,357

		As of December 31, 2021
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$192,966,772	$87,069	$(1,614,411)	$191,439,430
U.S. treasury securities	Less than 1	94,193,441	—	(9,921)	94,183,520
Commercial paper	Less than 1	39,967,853	—	—	39,967,853
Certificates of deposit	Less than 1	2,976,210	15,618	(338)	2,991,490
U.S. agency mortgage-backed securities	*	1,608,137	4,508	(23,998)	1,588,647
		$331,712,413	$107,195	$(1,648,668)	$330,170,940
*No single maturity date.
During the three months ended March 31, 2022 and 2021, the Company recorded gross realized gain on investments of $20,000 and $0, respectively, and gross realized loss on investments of $339,000 and $10,000, respectively. During the three months ended March 31, 2022 and 2021, the Company recorded net unrealized loss on available-for-sale equity securities of $4.8 million and $848,000, respectively. No material balances were reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021. Interest and dividends on investments classified as available-for-sale are included in interest income in the condensed consolidated statements of operations. As of March 31, 2022, the Company had 29 available-for-sale securities in an unrealized loss position, of which 13 with an aggregate total unrealized loss of $2.9 million were in such position for longer than 12 months.
The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of March 31, 2022 were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at March 31, 2022, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.
The following table presents the Company’s assets that were measured at fair value on a recurring basis, determined using the following inputs as of March 31, 2022:

	Fair Value Measurements at
	March 31, 2022
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments
Mutual funds	$172,280,734	$172,280,734	$—	$—
U.S. treasury securities	84,664,550	84,664,550	—	—
Commercial paper	39,986,103	—	39,986,103	—
Certificates of deposit	2,991,347	—	2,991,347	—
U.S. agency mortgage-backed securities	1,461,623	—	1,461,623	—
Total short-term investments	301,384,357	256,945,284	44,439,073	—

Investment in affiliated entity	3,369,068	3,369,068	—	—
Total assets measured at fair value	$304,753,425	$260,314,352	$44,439,073	$—

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

Level 1 assets at March 31, 2022 consisted of mutual funds and U.S. treasury securities held by the Company that are valued at quoted market prices, as well as the Company’s investment in its affiliated entity, PLS. The Company accounts for its investment in 597,808 common shares of PLS based on the closing price of the shares on the Korea New Exchange Market on the applicable balance sheet date. Unrealized gains and losses on the Company's equity securities are reported in the consolidated statement of operations as unrealized gain (loss) on available-for-sale equity securities or as a gain (loss) on investment in affiliated entity.
Level 2 assets at March 31, 2022 consisted of commercial paper, certificates of deposit and U.S. agency mortgage-backed securities held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of March 31, 2022.

7. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		March 31, 2022			December 31, 2021
	Weighted Average Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite lived:
Goodwill		$10,513,371	$—	$10,513,371	$10,513,371	$—	$10,513,371
Definite lived:
Licenses	10	1,323,761	(1,312,787)	10,974	1,323,761	(1,305,600)	18,161
Bioject(a)	12	5,100,000	(2,798,889)	2,301,111	5,100,000	(2,735,556)	2,364,444
Other(b)	18	4,050,000	(3,862,500)	187,500	4,050,000	(3,806,250)	243,750
Total intangible assets	11	10,473,761	(7,974,176)	2,499,585	10,473,761	(7,847,406)	2,626,355
Total goodwill and intangible assets		$20,987,132	$(7,974,176)	$13,012,956	$20,987,132	$(7,847,406)	$13,139,726

(a)Bioject intangible assets represent the estimated fair value of developed technology and intellectual property which were recorded from an asset acquisition.
(b)Other intangible assets represent the estimated fair value of acquired intellectual property.
Aggregate amortization expense on intangible assets for the three months ended March 31, 2022 and 2021 was $127,000 and $137,000, respectively. Estimated aggregate amortization expense is $366,000 for the remainder of fiscal year 2022, $276,000 for 2023, $253,000 for 2024, $253,000 for 2025, $253,000 for 2026 and $1.1 million for 2027 and subsequent years combined.

8. Convertible Debt
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
Initially, in accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar debt instruments, which do not have an associated convertible feature. The carrying amount of the equity component representing the conversion option for the Notes was $16.3 million and was recorded as a debt discount, which was being amortized to interest expense at an effective interest rate of 13.1%. In addition, the Company allocated $592,000 of debt issuance costs to the equity component and the remaining debt issuance costs of $2.2 million were allocated to the liability component, which were being amortized to interest expense under the effective interest rate method.
On January 1, 2022, the Company adopted ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which is intended to simplify the accounting for convertible instruments. The ASU eliminates the cash conversion feature models in ASC 470-20, Debt with Conversion and Other Options, which required an issuer of certain convertible debt to separately account for embedded conversion features as a component of equity. Instead, an issuer will account for these securities as a single unit of account, unless the conversion feature meets certain criteria. The Company adopted the new standard using the modified retrospective method, and recorded a net reduction to accumulated deficit of $1.8 million, a decrease to additional paid-in capital of $3.3 million, and an increase to convertible senior notes of $1.5 million to reflect the impact of the accounting change. The Notes are now accounted for as a single liability measured at amortized cost, as no other embedded features require bifurcation and recognition as derivatives.
The balance of the Notes at March 31, 2022 was as follows:

Original principal amount	$78,500,000
Principal amount converted into common shares	(62,085,000)
Unamortized debt issuance cost	(296,051)
Accrued interest	88,915
Net carrying amount	$16,207,864

For the three months ended March 31, 2022 and 2021, the Company recognized $313,000 and $463,000, respectively, of interest expense related to the Notes, of which $267,000 and $267,000, respectively, related to the contractual interest coupon.
As of March 31, 2022, future minimum payments due under the Notes, representing contractual amounts due, including interest based on the fixed rate of 6.5% per annum, were as follows:

2022	$534,000
2023	1,067,000
2024	16,948,000
Total	$18,549,000

December 2019 Convertible Bonds
On December 26, 2019, the Company closed a private placement of convertible promissory notes (the “December 2019 Bonds”) with an aggregate principal amount of 4.7 billion KRW (USD $4.1 million based on the exchange rate on the date of issuance) issued to a Korea-based institutional investor. Net proceeds from the offering were $4.0 million.
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
The effective interest rate of the December 2019 Bonds was 6.2%. For the three months ended March 31, 2021, the Company recognized $59,000 of interest expense related to the December 2019 Bonds, of which $9,000 related to the contractual interest coupon.

9. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of March 31, 2022 and December 31, 2021:

			Outstanding as of
	Authorized	Issued	March 31, 2022	December 31, 2021
Common Stock, par value $0.001 per share	600,000,000	226,510,720	226,510,720	217,382,887
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	9	9

Common Stock
On November 9, 2021, the Company entered into an ATM Equity OfferingSM Sales Agreement (the “2021 Sales Agreement”) with outside sales agents (collectively, the “Sales Agents”) for the offer and sale of its common stock for an aggregate offering price of up to $300.0 million. The 2021 Sales Agreement provides that the Sales Agents will be entitled to compensation in an amount equal to up to 3.0% of the gross sales proceeds of any common stock sold through the Sales Agents under the 2021 Sales Agreement. For the three months ended March 31, 2022, the Company sold 8,480,483 shares of its common stock under the 2021 Sales Agreement. The sales were made at a weighted average price of $3.52 per share, resulting in aggregate net proceeds of $29.4 million. As of March 31, 2022 there was $221.8 million of remaining capacity under the 2021 Sales Agreement.
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
The 2016 Incentive Plan was originally approved by the Company's stockholders on May 13, 2016, and an amendment to the plan to increase the number of shares available for issuance was approved by the stockholders on May 8, 2019. As of March 31, 2022, the maximum number of shares of the Company’s common stock available for issuance over the term of the 2016 Incentive Plan was 22,000,000 shares. On the first business day of each calendar year, such maximum number of shares shall be increased by 2,000,000 shares of common stock unless the Board determines, prior to January 1 for any such calendar year, to increase such maximum amount by a fewer number of shares or not to increase the maximum amount at all for such year. On January 1, 2022, the maximum number of shares increased by 2,000,000. At March 31, 2022, the Company had 838,641 shares of common stock available for future grant under the 2016 Incentive Plan, 3,491,330 shares underlying outstanding but unvested restricted stock units and options outstanding to purchase 11,701,340 shares of common stock under the 2016 Incentive Plan. The awards granted and available for future grant under the 2016 Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The 2016 Incentive Plan terminates by its terms on March 9, 2026.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At March 31, 2022, the Company had options outstanding to purchase 2,395,723 shares of common stock under the 2007 Incentive Plan. The awards granted under the 2007 Incentive Plan generally vest over three years and have a maximum contractual term of ten years.

10. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding stock options and restricted stock units and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The dilutive impact of the outstanding Notes issued by the Company (discussed in Note 8) has been considered using the "if-converted" method. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to the net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any. For the three months ended March 31, 2022 and 2021, basic and diluted net loss per share were the same, as the assumed exercise or settlement of stock options and restricted stock units and the potentially dilutive shares issuable upon conversion of the Notes would have been anti-dilutive.
The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	14,097,063	10,826,472
Service-based restricted stock units	3,491,330	2,610,130
Performance-based restricted stock units	663,353	663,353
Convertible preferred stock	3,309	3,309
Convertible notes	3,049,980	3,049,980
Total	21,305,035	17,153,244

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
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.88%	0.88%
Expected volatility	93%	92%
Expected life in years	5.7	5.8
Dividend yield	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 was $7.2 million and $9.2 million, respectively, of which $3.7 million and $5.2 million, respectively, was included in research and development expenses, and $3.5 million and $4.0 million, respectively, was included in general and administrative expenses.
At March 31, 2022, there was $19.8 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.2 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $2.48 and $8.34 for employee and director stock options granted during the three months ended March 31, 2022 and 2021, respectively.
At March 31, 2022, there was $17.1 million of total unrecognized compensation expense related to unvested service-based RSUs, which is expected to be recognized over a weighted-average period of 2.1 years.
The weighted average grant date fair value per share was $3.33 and $11.42 for service-based RSUs granted during the three months ended March 31, 2022 and 2021, respectively.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three months ended March 31, 2022 and 2021 was $550,000 and $429,000, respectively.

On August 28, 2020, the Company granted 663,353 performance-based RSUs to key employees under the 2016 Incentive Plan. The RSUs will vest in two tranches as follows: 50% of the shares in each tranche will vest upon achievement of the predetermined performance milestones and the remaining 50% of the shares in each tranche will vest upon subsequent completion of a one-year service period. The grant date fair value of the performance-based RSUs was $8.0 million based on the grant date closing price per share of $12.06. As of March 31, 2022, the underlying performance milestones of the RSUs were not probable of achievement, and no stock-based compensation expense was recognized for the performance-based RSUs for the three months then ended.

12. Related Party Transactions
Plumbline Life Sciences, Inc.
The Company owned 597,808 shares of common stock in PLS as of March 31, 2022, representing a 18.7% ownership interest, and one of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
Revenue recognized from PLS consists of milestone, license and patent fees. For the three months ended March 31, 2022 and 2021, the Company recognized revenue from PLS of $9,000 and $50,000, respectively. At March 31, 2022 and December 31, 2021, the Company had an accounts receivable balance of $34,000 and $25,000, respectively, related to PLS.
The Wistar Institute
The Company's director Dr. David B. Weiner is a director of the Vaccine Center of The Wistar Institute ("Wistar"). Dr. Weiner is also the Executive Vice President of Wistar.
In March 2016, the Company entered into collaborative research agreements with Wistar for preventive and therapeutic DNA-based immunotherapy applications and products developed by Dr. Weiner and Wistar for the treatment of cancers and infectious diseases. Under the terms of the agreement, the Company reimbursed Wistar for all direct and indirect costs incurred in the conduct of the collaborative research, not to exceed $3.1 million during the five-year term of the agreements. In March 2021, upon expiration of the March 2016 agreements, the Company entered into new collaborative research agreements with Wistar with the same terms. The Company will have the exclusive right to in-license new intellectual property developed under this agreement.
In 2021, the Company entered into collaborative research agreements with Wistar in support of the clinical development of INO-4800. Under the terms of these collaborative research agreements, the Company will reimburse Wistar for all direct and indirect costs incurred in the conduct of the collaborative research, not to exceed $1.9 million during the two-year term of the agreements.
In November 2016, the Company received a $6.1 million sub-grant through Wistar to develop a dMAb against the Zika infection, which was fully funded through December 2021.
The Company is also a collaborator with Wistar on an Integrated Preclinical/Clinical AIDS Vaccine Development grant from the NIAID, with funding through February 2023.
In 2020, the Company received a $10.7 million sub-grant through Wistar, which was amended in 2021 to $13.5 million, for the preclinical development and translational studies of dMAbs as countermeasures for COVID-19, with funding through November 2022. The sub-grant also includes an option for an additional $6.0 million in funding through March 2024, of which $3.3 million has been exercised as of March 31, 2022.
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the three months ended March 31, 2022 and 2021, the Company recorded $1.5 million and $230,000, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to the collaborative research agreements and sub-contract agreements related to Gates and CEPI (see Note 14). Research and development expenses recorded from Wistar for the three months ended March 31, 2022 and 2021 were $181,000 and $318,000, respectively. At March 31, 2022 and December 31, 2021, the Company had an accounts receivable balance of $3.5 million and $2.6 million, respectively, and an accounts payable and accrued liability balance of $1.4 million and $548,000, respectively, related to Wistar. As of March 31, 2022, the Company recorded $38,000 as deferred grant funding and $76,000 as prepaid expenses on the condensed consolidated balance sheet related to Wistar.

13. Commitments and Contingencies
Leases

The Company leases approximately 82,200 square feet of office, laboratory, and manufacturing space in San Diego, California and 57,360 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms as of March 31, 2022 of 1.7 to 7.8 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
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
As of March 31, 2022, the maturities of the Company's operating lease liabilities were as follows:

Remainder of 2022	$3,074,000
2023	4,089,000
2024	3,050,000
2025	3,063,000
2026	3,139,000
Thereafter	6,749,000
Total remaining lease payments	23,164,000
Less: present value adjustment	(5,725,000)
Total operating lease liabilities	17,439,000
Less: current portion	(2,673,000)
Long-term operating lease liabilities	$14,766,000

Weighted-average remaining lease term	6.4 years
Weighted-average discount rate	8.5%

Lease costs included in operating expenses in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 were $830,000 and $850,000, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
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
Legal Proceedings
Securities Litigation
On March 12, 2020, a purported shareholder class action complaint, McDermid v. Inovio Pharmaceuticals, Inc. and J. Joseph Kim, was filed in the United States District Court for the Eastern District of Pennsylvania, naming the Company and J. Joseph Kim, the Company’s Chief Executive Officer, as defendants. The lawsuit alleges that the Company made materially false and misleading statements regarding its development of a vaccine for COVID-19 in its public disclosures in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On August 3, 2020, the lead plaintiff filed a consolidated complaint, naming the Company and three of its officers as defendants. On September 21, 2020, the lead plaintiff and another purported stockholder filed a first amended complaint, naming the Company and three of its officers as defendants. Defendants filed a motion to dismiss plaintiff’s first amended complaint on November 5, 2020. On February 16, 2021, the court issued an order granting in part, and denying in part, the defendants’ motion to dismiss. The court granted the defendants’ motion to dismiss, and dismissed with prejudice, the claims premised on certain of the Company’s statements. The court denied defendants’ motion to dismiss as to the remaining statements. On March 9, 2021, the defendants filed their answer to the complaint. The case is currently in discovery. On July 29, 2021, the plaintiffs moved to certify the class action. That motion is fully briefed and remains pending. On February 17, 2022, the court granted Plaintiffs’ motion for leave to amend their complaint, and further ordered that the amended complaint is deemed filed as of February 17. On March 21, 2022, Defendants moved to dismiss the new allegations in the amended complaint. The Company expects that motion to be fully briefed on May 10, 2022. No hearing date has been set.
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
On March 28, 2022, a fifth shareholder derivative complaint, Schumacher v. Benito et al., was filed in the Delaware Court of Chancery, naming eight current and former directors as defendants. The complaint asserts substantially similar claims as those in the consolidated derivative action. On May 4, 2022, the Delaware Court of Chancery entered a stay of the litigation.
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
GeneOne Litigation
On December 7, 2020, GeneOne filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against the Company, alleging that the Company had breached the CELLECTRA® Device License Agreement, or the

Agreement, between the Company and GeneOne. The Company terminated the Agreement on October 9, 2020. The complaint asserts claims for breach of contract, declaratory judgment, unfair competition, and unjust enrichment. The complaint seeks injunctive relief, an accounting, damages, disgorgement of profits, attorneys’ fees, interest, and other relief from the Company. On January 29, 2021, the Company filed preliminary objections to the complaint. On August 23, 2021, the court overruled the Company’s preliminary objections to the complaint. On September 13, 2021, the Company filed an answer to the complaint, new matter, and counterclaims. The Company’s counterclaims allege that GeneOne breached the Agreement and assert claims for breach of contract and declaratory judgment. The counterclaims seek damages, interest, expenses, attorney’s fees, and costs. On October 18, 2021, GeneOne filed its answer to the Company’s counterclaims and new matter. On November 8, 2021, we filed our answer to GeneOne’s new matter. A trial date for this litigation has not been set.
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

14. Collaborative Agreements
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
The Company evaluated the terms of the Advaccine Agreement under ASC Topics 606 and 808 at inception and determined that the contract was with a customer and therefore should be accounted for under ASC Topic 606. The license to INO-4800 in the territories was identified as the only distinct performance obligation on a standalone basis as of the inception of the Advaccine Agreement. The Company concluded that the license was distinct from potential future manufacturing and supply obligations. The Company further determined that the transaction price under the Advaccine Agreement consisted of the $3.0 million upfront payment received in January 2021 plus a $2.0 million milestone payment which was achieved upon contract signing. The future potential milestone amounts were not included in the transaction price, as they were all determined to be fully constrained. As part of the evaluation of the development and regulatory milestones constraint, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals, each of which is uncertain. Future potential milestone amounts may be recognized as revenue under the Advaccine Agreement, as well as under other collaborative research and development arrangements, if unconstrained. Reimbursable program costs will be recognized proportionately with the performance of the underlying services or delivery of drug supply and are excluded from the transaction price.
Under Topic 606, the entire transaction price of $5.0 million was allocated to the license performance obligation. The Company determined that as of December 31, 2020, the transfer of technology had occurred for the use and benefit of the license and accordingly, the performance obligation was fully satisfied. The Company accordingly recognized $5.0 million in revenue under collaborative research and development arrangements on the consolidated statement of operations during the year ended December 31, 2020. For the three months ended March 31, 2022, no revenue was recognized from Advaccine.
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
In addition to an upfront payment received in 2018, the Company is entitled to receive up to an aggregate of $20.0 million, less required income, withholding or other taxes, upon the achievement of specified milestones related to the regulatory approval of VGX-3100 in accordance with the ApolloBio Agreement. In the event that VGX-3100 is approved for marketing, the Company will be entitled to receive royalty payments based on a tiered percentage of annual net sales, with such percentage being in the low- to mid-teens, subject to reduction in the event of generic competition in a particular territory. ApolloBio’s obligation to pay royalties will continue for 10 years after the first commercial sale in a particular territory or, if later, until the expiration of the last-to-expire patent covering the licensed products in the specified territory.

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
As of March 31, 2022 there have been no significant reimbursable program costs under the ApolloBio Agreement.
Coalition for Epidemic Preparedness Innovations
In April 2018, the Company entered into agreements with CEPI, pursuant to which the Company intends to develop vaccine candidates against Lassa fever and MERS. The goal of the collaboration between the Company and CEPI is to conduct research and development so that investigational stockpiles will be ready for clinical efficacy trial testing during potential disease outbreaks. The agreements with CEPI contemplate preclinical studies, as well as Phase 1 and Phase 2 clinical trials, occurring over multiple years. As part of the arrangement between the parties, CEPI has agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by the Company and collaborators, with funding from CEPI based on the achievement of identified milestones. During the three months ended March 31, 2022 and 2021, the Company received funding of $2.0 million and $2.4 million, respectively, related to these grants and recorded those payments as contra-research and development expense. As of March 31, 2022, the Company had an accounts receivable balance of $3.8 million on the condensed consolidated balance sheet related to these CEPI grants.
In January 2020, CEPI awarded the Company a grant of up to $9.0 million to support preclinical and clinical development of INO-4800 through Phase 1 human testing in the United States. In April 2020, CEPI awarded the Company a grant of $6.9 million to work with the International Vaccine Institute ("IVI") and the Korea National Institute of Health ("KNIH") to conduct clinical trials of INO-4800 in South Korea, a grant of $5.0 million to accelerate development of the Company's next-generation intradermal electroporation device, known as CELLECTRA® 3PSP, for the intradermal delivery of INO-4800, and a grant of $1.3 million to support large-scale manufacturing of INO-4800. During the three months ended March 31, 2022 and 2021, the Company received funding of $510,000 and $2.4 million, respectively, from CEPI related to these grants for INO-4800 and recorded such amounts as contra-research and development expense. As of March 31, 2022, the Company had $2.7 million recorded as deferred grant funding on the condensed consolidated balance sheet from the CEPI grants related to INO-4800.
Bill & Melinda Gates Foundation
In October 2018, Gates awarded and funded the Company a grant of $2.2 million to advance the development of dMAbs to address issues in infectious disease prevention and therapy. This technology has high relevance for the control of influenza and HIV. This next-generation approach to the delivery of monoclonal antibodies would make the technology accessible to low and middle-income countries. In August 2019, Gates funded an additional $1.1 million for the project. During the three months ended March 31, 2022 and 2021, the Company recorded $80,000 and $0, respectively, as contra-research and development expense related to the Gates dMAb grant. As of March 31, 2022, the Company had $304,000 recorded as deferred grant funding on the condensed consolidated balance sheet related to the grant.
In March 2020, Gates awarded and funded the Company a grant of $5.0 million to accelerate the development of the CELLECTRA® 3PSP device for the intradermal delivery of INO-4800. During the three months ended March 31, 2022 and 2021, the Company recorded $0 and $893,000, respectively, as contra-research and development expense related to this Gates grant.
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
Additionally, in June 2020, the Company was awarded a fixed-price contract (the “Procurement Contract”) from the DoD for the purchase of the Company’s intradermal CELLECTRA® 2000 device and accessories. The CELLECTRA® 2000 devices will be used to inject INO-4800 in the Company’s planned later-stage clinical trials. The total purchase price under the

Procurement Contract is expected to be approximately $10.7 million. The Company determined that the Procurement Contract falls under the scope of ASC Topic 606 as the contract is with a customer and the Company is able to satisfy its obligations under the arrangement as the Phase 3 clinical trials of INO-4800 are underway. Performance obligations under the Procurement Contract consist of the delivery of a specified number of CELLECTRA® 2000 devices and accessories. The total transaction price was allocated to the individual performance obligations based on the determined standalone selling price for the devices and accessories. The Company will recognize revenue on the condensed consolidated statement of operations upon shipment of the purchased devices and accessories. During the three months ended March 31, 2022 and 2021, the Company recorded no revenue from the Procurement Contract.
During the three months ended March 31, 2022 and 2021, the Company recorded $3.2 million and $7.8 million, respectively, as contra-research and development expense related to the OTA Agreement. As of March 31, 2022 and December 31, 2021, the Company had an accounts receivable balance of $0 and $3.6 million, respectively, on the condensed consolidated balance sheet from the DoD. As of March 31, 2022, the Company had $2.3 million recorded as deferred grant funding on the condensed consolidated balance sheet related to the Procurement Contract.
In April 2021, the Company announced that the DoD had notified the Company that it will discontinue funding for the Phase 3 segment of the Company's clinical trial of INO-4800 in the United States, while continuing to fund the completion of the ongoing Phase 2 segment.

15. Income Taxes
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
 For the three months ended March 31, 2022 and 2021, the Company has not recorded any income tax provision/(benefit) due to the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets.

16. Geneos Therapeutics, Inc.
In 2016, the Company formed Geneos to develop and commercialize neoantigen-based personalized cancer therapies. Geneos was considered a variable interest entity (VIE) for which the Company was the primary beneficiary. In 2019, Geneos completed the initial closing of a Series A preferred stock financing. The Company invested $1.2 million in the Series A preferred stock financing, which was led by an outside investor. Following this transaction, the Company held 61% of the outstanding equity, on an as-converted to common stock basis, of Geneos and continued to consolidate its investment in Geneos under ASC 810, Consolidation.
In January 2020, Geneos completed the second closing of the Series A preferred stock financing, in which the Company invested $800,000. Following this transaction, the Company held 52% of the outstanding equity, on an as-converted to common stock basis, of Geneos and continued to consolidate its investment in Geneos.
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
Following the deconsolidation, the Company accounts for its common stock investment in Geneos, in which the Company lacks control but does have the ability to exercise significant influence over operating and financial policies, using the equity method. Generally, the ability to exercise significant influence is presumed when the investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. In applying the equity method, the Company records the investment at cost unless the initial recognition is the result of the deconsolidation of a subsidiary, in which case it is recorded at fair value. The Company's proportionate share of net loss of Geneos is recorded in equity in net earnings of Geneos in the Company's condensed consolidated statements of operations. The Company's equity method investments are reviewed for indicators of impairment at each reporting period and are written down to fair value if there is evidence of a loss in value that is other-than-temporary. Any difference between the carrying amount of the Company’s investment and the amount of underlying equity in Geneos’ net assets is amortized into income or expense accordingly. There were no basis differences identified as of the deconsolidation date that would need to be amortized.
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
In November 2020, Geneos completed the closing of a Series A-1 preferred stock financing. The Company invested $1.4 million in the Series A-1 preferred stock financing, which was led by outside investors. The closing date of this transaction was determined to be a VIE reconsideration event; based on the Company’s assessment, Geneos continued to be a VIE as it did not have sufficient equity at risk to finance its activities without additional subordinated financial support. The Company continued to not be the primary beneficiary of Geneos, as it did not have the power to direct the activities that most significantly impact Geneos’s economic performance and should not consolidate Geneos. Following this transaction, the Company held approximately 36% of the outstanding equity, on an as-converted to common stock basis. Accordingly, the Company continued to account for its common stock investment in Geneos as an equity method investment under ASC 323 and its preferred stock investments as equity securities under ASC 321.
The Company’s share of net losses of Geneos for the three months ended March 31, 2021 was $1.5 million; however, only $434,000 was recorded, reducing the Company's total investment in Geneos to $0. Of the total amount, $819,000 has been allocated to the equity method investment, thereby reducing the balance to $0 as of March 31, 2021. The remaining $4.2 million loss has been allocated to the Company’s Series A and Series A-1 preferred stock investment in Geneos, on a ratable basis, thereby reducing the balance to $0 as of March 31, 2021.
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
In March 2022, Geneos completed the closing of a Series A-2 preferred stock financing. The Company invested $2.0 million in the Series A-2 preferred stock financing, which was led by outside investors. The closing date of this transaction was determined to be a VIE reconsideration event; based on the Company’s assessment, Geneos continues to be a VIE as it does not have sufficient equity at risk to finance its activities without additional subordinated financial support. The Company continues to not be the primary beneficiary of Geneos, as it does not have the power to direct the activities that most significantly impact Geneos’s economic performance and should not consolidate Geneos. Following this transaction, the Company held approximately 24% of the outstanding equity, on an as-converted to common stock basis. Accordingly, the Company continues to account for its common stock investment in Geneos as an equity method investment under ASC 323 and its preferred stock investments as equity securities under ASC 321.
The fair value of Geneos’s Series A-2 preferred stock was based on the per share price paid by third-party investors in connection with the closing on March 21, 2022. The Company has concluded that its Series A-2 preferred stock investment is a similar financial instrument as its Series A-1 preferred stock, and therefore remeasured the carrying value of the Series A-1 preferred stock investment at the Series A-2 preferred stock price, resulting in a gain on remeasurement of $165,000.
The Company recorded its current and accumulated share of net losses of Geneos of $2.2 million, which was allocated to the Series A-1 and Series A-2 preferred stock investment in Geneos, thereby reducing the balance to $0 as of March 31, 2022 as shown in the table below:

Investment in Geneos Series A-2 preferred stock	$1,999,998
Remeasurement of Geneos Series A-1 preferred stock	165,215
Share in current and accumulated net loss of Geneos for the three months ended March 31, 2022	(2,165,213)
Investment in Geneos as of March 31, 2022	$—
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

17. Subsequent Events
From April 1, 2022 through April 21, 2022, the Company sold 2,502,269 shares of common stock under the 2021 Sales Agreement for net proceeds of $8.7 million. The sales were made at a weighted average price of $3.52 per share.

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
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, on March 1, 2022 (our 2021 Annual Report). Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors that affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the captions “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the disclosures made in our 2021 Annual Report under the caption “Risk Factors” and in our audited consolidated financial statements and related notes.
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

Overview
We are a biotechnology company focused on bringing to market precisely designed DNA medicines and vaccines to help protect people from infectious diseases, including COVID-19, and to help treat people with cancer and conditions associated with human papillomavirus ("HPV"). We have shown in clinical trials that our DNA vaccine candidates can be delivered into cells in the body via a proprietary smart device allowing the nucleic-acid delivered gene products to activate functional T cell and antibody responses against targeted pathogens and cancers.
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
Our patented CELLECTRA® nucleic-acid delivered gene products smart delivery devices facilitate uptake of our DNA medicines into the cell, which has been a key limitation of historical DNA-based technology approaches. Human clinical trial data from more than 15,000 CELLECTRA® smart device administrations across more than 5,000 participants to date have shown a tolerable safety profile.
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
We or our collaborators are currently evaluating the feasibility of, or conducting or planning clinical studies of, our DNA medicines for COVID-19, including both homologous and heterologous booster vaccines; Middle East Respiratory Syndrome, or MERS; Lassa fever; Ebola; as well as HPV-associated precancers, including cervical, vulvar, and anal dysplasia; HPV-associated cancers, including head & neck, cervical, anal, penile, vulvar, and vaginal; other HPV-associated disorders, such as recurrent respiratory papillomatosis, or RRP; glioblastoma multiforme, or GBM; and prostate cancer.
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
As of March 31, 2022, we had an accumulated deficit of $1.3 billion. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.
Impacts of COVID-19 On Our Business
Operationally, we have experienced some disruptions as a result of the COVID-19 pandemic. For example, as a result of supply chain disruptions and global supply shortages, we have experienced delays in obtaining some clinical supplies, manufacturing supplies and components, and we have had to secure new vendors for certain supplies and components at higher prices. Some manufacturing supplies and components remain in limited supply with uncertain delivery dates.
In response to the pandemic we implemented a work from home policy allowing employees who can work from home to do so, while those needing to work in laboratory facilities work in shifts to reduce the number of people gathered together at one time. Starting in April 2022, employees have begun to return to the office on a modified schedule. We have also implemented a mask-wearing mandate for all on-site activities. We have taken measures to secure our research and development project activities, while work in laboratories has been organized to reduce risk of COVID-19 transmission.
Our liquidity has not been negatively impacted to date by the pandemic. During the three months ended March 31, 2022, and year ending December 31, 2021, we raised $29.4 million and $47.7 million, respectively, in net proceeds from the sale of shares of our common stock through "at the market" equity sale programs, and in January 2021 we closed an underwritten public offering of our common stock, with net proceeds to us of $162.1 million. As of March 31, 2022, our cash and cash equivalents and short-term investments were $360.4 million in the aggregate. Subsequent to March 31, 2022, we raised an additional $8.7 million under our “at the market” equity sale program.
The extent to which the pandemic will continue to impact our business and operations will depend on future developments, including travel restrictions to, from and within the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, which remain uncertain.
Recent Developments
INO-4800
We have decided to discontinue INNOVATE, the Phase 3 clinical trial of our COVID-19 vaccine candidate, INO-4800. The original primary endpoint of the INNOVATE trial was incidence of virologically confirmed COVID-19. As was the case with other COVID-19 vaccines, INO-4800 exhibited significantly decreased levels of both neutralizing and binding antibodies against the Omicron variant of the SARs-CoV-2 virus that causes COVID-19. Since the diminished neutralizing activity of

INO-4800 suggests it is unlikely to prevent symptomatic COVID-19, the primary endpoint was revised to be incidence of virologically confirmed severe COVID-19. The maintenance of T cell responses observed suggests that the INO-4800 is likely to protect against severe disease. However, based on emerging epidemiological data, we believe that INNOVATE will not be able to achieve the required number of cases of severe disease, as the projected attack rate in the key countries in which INNOVATE is currently being conducted is now significantly less than the attack rate previously assumed when the trial was designed.
We are evaluating the reallocation of the resources previously committed to INNOVATE to pursuing a strategy for the development of INO-4800 as a potential heterologous booster vaccine, meaning that it could be a booster for a different primary vaccine. Our plans may include the conduct of non-inferiority clinical trials in countries whose populations have been vaccinated against COVID-19 using inactivated viral vaccines. We are also considering the initiation of a dose-finding clinical trial of INO-4800 combined with our DNA medicine INO-9112, which encodes the IL-12 plasmid, in the European Union to evaluate the non-inferiority of this combination against an mRNA vaccine regimen.
VGX-3100
In connection with our proposal to the FDA to amend the protocol for our REVEAL 2 (HPV-303) Phase 3 clinical trial of VGX-3100 in women with HPV-16/18 cervical high-grade dysplasia (HSIL), to reflect a biomarker-selected population as primary, the FDA has preliminarily advised us that while we may proceed with such an amendment, the revised trial would be viewed as an exploratory study to evaluate the biomarker-selected population, and unlikely be reviewable as the basis for a BLA. Given that the results observed in the intent-to-treat (ITT) population in our REVEAL 1 (HPV-301) Phase 3 clinical trial of VGX-3100 were not statistically significant, the REVEAL 1 and REVEAL 2 studies alone would unlikely be supportive of a marketing authorization for VGX-3100. The FDA indicated that the subsequent conduct of one or two adequate and well-controlled trials in this selected population would be more likely to provide sufficient evidence to support approval of a marketing application for VGX-3100. The FDA also noted that there was a higher incidence of cervical carcinoma reported in the treatment group of REVEAL 1 that while low, and likely due to the trial design and not the vaccine candidate, warranted further consideration with respect to the benefit-risk profile of VGX-3100 versus standard of care, and as such, FDA recommended additional modifications to the REVEAL 2 protocol to address the potential for progression during the trial.
In light of this guidance from the FDA, we plan to modify and continue the REVEAL 2 trial to completion and will assess the path forward for the VGX-3100 program following analysis of the REVEAL 2 results. Top-line efficacy and safety data are expected to be available in the fourth quarter of 2022 or the first quarter of 2023.

Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates since December 31, 2021. For a description of our critical accounting estimates and significant judgments used in the preparation of our condensed consolidated financial statements, refer to Note 3 to our Condensed Consolidated Financial Statements included in this Quarterly Report, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report and Note 2 to our audited Consolidated Financial Statements contained in our 2021 Annual Report.

Adoption of Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 4 to the Condensed Consolidated Financial Statements, included in this Quarterly Report.

Results of Operations
Revenue. Total revenue was $199,000 and $371,000 for the three months ended March 31, 2022 and 2021, respectively. Revenue primarily consisted of revenues under collaborative research and development arrangements, including arrangements with affiliated entities.
Research and development expenses. Research and development expenses for the three months ended March 31, 2022 and 2021 were $56.0 million and $39.0 million, respectively. Increases for the three-month period year over year included:
•$10.8 million in drug manufacturing and clinical study expenses related to INO-4800;
•$2.4 million in employee compensation;
•$1.7 million in drug manufacturing expenses related to our COVID-19 variant studies; and
•$1.2 million in clinical study and drug manufacturing related to our RRP study.
The increase for the three-month period was also due to a decrease of $6.3 million in contra-research and development expense recorded from grant agreements. These increases were offset by lower engineering services and expensed equipment of

$3.9 million related to our CELLECTRA® 3PSP device array automation project and lower employee stock-based compensation of $1.5 million, among other variances.
Contributions received from current grant agreements and recorded as contra-research and development expense were $7.5 million and $13.8 million for the three months ended March 31, 2022 and 2021, respectively. The decrease for the three-month period year over year was primarily due to a decrease of $4.6 million earned under the DoD 3PSP device development grant, and decreases of $1.8 million and $893,000 earned under the grants from CEPI and Gates related to INO-4800 and device development activities, respectively. These decreases were offset by an increase of $1.3 million earned under sub-grants through Wistar, among other variances.
General and administrative expenses. General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, were $16.0 million and $13.9 million for the three months ended March 31, 2022 and 2021, respectively. Increases for the three-month period year over year included:
•$1.5 million in employee compensation; and
•$869,000 in insurance expenses.
These increases were offset by a decrease of $490,000 in employee and consultant stock-based compensation, among other variances.
Stock-based compensation. Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense for the three months ended March 31, 2022 and 2021 was $7.2 million and $9.2 million, respectively. Of these amounts, $3.7 million and $5.2 million, respectively, was included in research and development expenses, and $3.5 million and $4.0 million, respectively, was included in general and administrative expenses. The year over year decrease was primarily related to a lower weighted average grant date fair value for the awards granted in the first quarter of 2022.
Interest income. Interest income for the three months ended March 31, 2022 was $670,000, as compared to $769,000 for the three months ended March 31, 2021. The decrease was due to lower average cash balances.
Interest expense. Interest expense for the three months ended March 31, 2022 was $313,000, as compared to $513,000 for the three months ended March 31, 2021. The decrease for the three-month period year over year was due to lower non-cash interest expense related to the Notes as a result of the adoption of ASU-2020-06, and no interest expense recorded on the December 2019 Bonds due to their full conversion into shares of our common stock in March 2021.
Loss on investment in affiliated entities. The loss results from the change in the fair market value of our investment in PLS of $538,000 and $830,000 for the three months ended March 31, 2022 and 2021, respectively. We record our investment in PLS at its market value based on the closing price of the shares on the Korea New Exchange Market at each balance sheet date, with changes in fair value reflected in the condensed consolidated statements of operations.
Net unrealized loss on available-for-sale equity securities. The net unrealized loss on available-for-sale equity securities for the three months ended March 31, 2022 and 2021 of $4.8 million and $848,000, respectively, resulted from a change in the fair market value of the investments.
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
Working Capital and Liquidity
As of March 31, 2022, we had cash and short-term investments of $360.4 million and working capital of $340.5 million, as compared to $401.3 million and $382.7 million, respectively, as of December 31, 2021.
Cash Flows
Operating Activities
Net cash used in operating activities was $61.9 million and $52.9 million for the three months ended March 31, 2022 and 2021, respectively. The variance was primarily due to increased research and development expenses offset by the timing and changes in working capital balances.
Investing Activities

Net cash provided by (used in) investing activities was $21.3 million and $(275.1) million for the three months ended March 31, 2022 and 2021, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Financing Activities
Net cash provided by financing activities was $28.4 million and $160.9 million for the three months ended March 31, 2022 and 2021, respectively. The variance was primarily due to the proceeds from the January 2021 underwritten public offering, with no such offering in 2022, partially offset by an increase in the proceeds from the sale of common stock under the Sales Agreement (defined below) in 2022 compared to 2021.
Issuances of Common Stock
On November 9, 2021, we entered into an ATM Equity OfferingSM Sales Agreement (the “Sales Agreement”) with outside sales agents (collectively, the “Sales Agents”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock with aggregate gross proceeds of up to $300.0 million, through the Sales Agents.
Subject to the terms and conditions of the Sales Agreement, the Sales Agents may sell the common stock by any method permitted by law deemed to be an “at the market offering”. The Sales Agents will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us, including any price, time or size limits or other customary parameters or conditions we may impose. We will pay the Sales Agents a commission of up to three percent (3.0%) of the gross sales proceeds of any common stock sold through the Sales Agents under the Sales Agreement, and we have provided the Sales Agents with certain indemnification rights. During the three months ended March 31, 2022, we sold 8,480,483 shares of common stock under the Sales Agreement for aggregate net proceeds of $29.4 million. Subsequent to March 31, 2022, we raised an additional $8.7 million under the Sales Agreement.
On January 25, 2021, we closed an underwritten public offering of 20,355,000 shares of our common stock at a public offering price of $8.50 per share. The net proceeds, after deducting the underwriters' discounts and commissions and other offering expenses payable by us, were $162.1 million.
During the three months ended March 31, 2022, stock options to purchase 26,069 shares of common stock were exercised for aggregate net proceeds to us of $84,000, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $1.0 million. During the three months ended March 31, 2021, stock options to purchase 572,857 shares of common stock were exercised for aggregate net proceeds to us of $2.6 million, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $3.8 million.
Funding Requirements
As of March 31, 2022, we had an accumulated deficit of $1.3 billion and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. These activities will require additional financing. If these activities are successful and if we receive approval from the FDA to market our product candidates, then we will need to raise additional funding to market and sell the approved products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that our current cash and short-term investments are sufficient to meet our planned working capital requirements for at least the next twelve months from the date of this report.
We have existing supply agreements with contract manufacturers to manufacture INO-4800 drug substance. At March 31, 2022, we had a $44.6 million minimum purchase obligation in connection with these agreements. We expect to satisfy these obligations from existing cash.
As a result of our decision to terminate the INNOVATE trial of INO-4800, we expect our research and development expenses to decrease in future periods.
During the three months ended March 31, 2022, there have been no other significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment-grade securities. During the three months ended March 31, 2022, there was a pronounced increase in prevailing interest rates in the United States, which contributed to a loss of $4.8 million in the market value of our investment portfolio during the period.
The interest rate on our indebtedness is fixed and not subject to fluctuations in interest rates.
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the three months ended March 31, 2022 were made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of certain cash and cash equivalents held in South Korea that are denominated in South Korean Won and the valuation of our equity investment in PLS, which is denominated in South Korean Won and then translated into United States dollars.
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
Inflation Risk
Inflation generally affects us by increasing our cost of labor. Although inflation has increased generally in the United States in recent months, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2022.

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
Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2022 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
Securities Litigation
On March 12, 2020, a purported shareholder class action complaint, McDermid v. Inovio Pharmaceuticals, Inc. and J. Joseph Kim, was filed in the United States District Court for the Eastern District of Pennsylvania, naming us and J. Joseph Kim, our Chief Executive Officer, as defendants. The lawsuit alleges that we made materially false and misleading statements regarding our development of a vaccine for COVID-19 in our public disclosures in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On June 18, 2020, the court appointed Manuel Williams to serve as lead plaintiff. On August 3, 2020, Mr. Williams filed a consolidated complaint, naming us and three of our officers as defendants. On September 21, 2020, Mr. Williams and another purported stockholder, Andrew Zenoff filed a first amended complaint, naming us and three of our officers as defendants. Defendants filed a motion to dismiss plaintiff’s first amended complaint on November 5, 2020. On February 16, 2021, the court issued an order granting in part, and denying in part, Defendants’ motion to dismiss. The court granted Defendants’ motion to dismiss, and dismissed with prejudice, the claims premised on the April 30 and June 30, 2020 statements. The court denied Defendants’ motion to dismiss as to the remaining statements. On March 9, 2021, Defendants filed their answer to the complaint. The case is currently in discovery. On July 29, 2021, Plaintiffs moved to certify the class action. That motion is fully briefed and remains pending. On February 17, 2022, the court granted Plaintiffs’ motion for leave to amend their complaint, and further ordered that the amended complaint is deemed filed as of February 17. On March 21, 2022, Defendants moved to dismiss the new allegations in the amended complaint. We expect that motion to be fully briefed on May 10, 2022. No hearing date has been set.
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
On March 28, 2022, a fifth shareholder derivative complaint, Schumacher v. Benito et al., was filed in the Delaware Court of Chancery, naming eight current and former directors as defendants. The complaint asserts substantially similar claims as those in the consolidated derivative action. On May 4, 2022, the Delaware Court of Chancery entered a stay of the litigation.
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
GeneOne Litigation
On December 7, 2020, GeneOne filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against us, alleging that we had breached the CELLECTRA® Device License Agreement, or the Agreement, between us and GeneOne. We terminated the Agreement on October 9, 2020. The complaint asserts claims for breach of contract, declaratory judgment, unfair competition, and unjust enrichment. The complaint seeks injunctive relief, an accounting, damages, disgorgement of profits, attorneys’ fees, interest, and other relief from us. On January 29, 2021, we filed preliminary objections to the complaint. On August 23, 2021, the Court overruled our preliminary objections to the complaint. On September 13, 2021, we filed an answer to the complaint, new matter, and counterclaims. The Company’s counterclaims allege that GeneOne breached the Agreement, and assert claims for breach of contract and declaratory judgment. The counterclaims seek damages, interest, expenses, attorney’s fees, and costs. On October 18, 2021, GeneOne filed its answer to our counterclaims and new matter. On November 8, 2021, we filed our answer to GeneOne’s new matter. A trial date for this litigation has not been set.
We intend to aggressively prosecute the claims set forth in our counterclaims against GeneOne and to vigorously defend ourselves against the claims in GeneOne’s complaint.

ITEM 1A.     RISK FACTORS
Our business is subject to numerous risks. You should carefully consider and evaluate each of the following factors as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes, the risk factors discussed in our 2021 Annual Report, which we filed with the SEC on March 1, 2022, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also consider the more detailed description of our business contained in our 2021 Annual Report.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception, expect to incur significant net losses in the foreseeable future and may never become profitable.
We have experienced significant operating losses over the last several years. As of March 31, 2022, our accumulated deficit was $1.3 billion. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our DNA vaccine, DNA immunotherapy and dMAb product candidates or electroporation-based synthetic vaccine delivery technology and thus may never have any significant future revenues or achieve and sustain profitability.
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
In connection with our proposal to the FDA to amend the protocol for our REVEAL 2 (HPV-303) Phase 3 clinical trial of VGX-3100 in women with HPV-16/18 cervical high-grade dysplasia (HSIL), to reflect a biomarker-selected population as primary, the FDA has preliminarily advised us that while we may proceed with such an amendment, the revised trial would be viewed as an exploratory study to evaluate the biomarker-selected population, and unlikely be reviewable as the basis for a BLA. Given that the results observed in the intent-to-treat (ITT) population in our REVEAL 1 (HPV-301) Phase 3 clinical trial of VGX-3100 were not statistically significant, the REVEAL 1 and REVEAL 2 studies alone would unlikely be supportive of a marketing authorization for VGX-3100. The FDA indicated that the subsequent conduct of one or two adequate and well-controlled trials in this selected population would be more likely to provide sufficient evidence to support approval of a marketing application for VGX-3100. The FDA also noted that there was a higher incidence of cervical carcinoma reported in the treatment group of REVEAL 1 that while low, and likely due to the trial design and not the vaccine candidate, warranted further consideration with respect to the benefit-risk profile of VGX-3100 versus standard of care, and as such, FDA recommended additional modifications to the REVEAL 2 protocol to address the potential for progression during the trial.
In light of this guidance from the FDA, we plan to modify and continue the REVEAL 2 trial to completion and will assess the path forward for the VGX-3100 program following analysis of the REVEAL 2 results.
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
•collecting, reviewing and analyzing our clinical trial data; and
•global unrest, including geopolitical risks emanating from countries such as Russia and China, global pathogen outbreaks or pandemics, terrorist activities, and economic and other external factors beyond our control.
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
None of our human vaccine candidates or our immunotherapy and DNA encoded monoclonal antibody product candidates have been approved for sale, and we may never develop commercially successful vaccine, immunotherapy or DNA encoded monoclonal antibody products.
Our human vaccine programs, our immunotherapy programs and our DNA encoded monoclonal antibodies program are in various stages of research and development, and currently include product candidates in discovery, preclinical studies and Phase 1, 2 and 3 clinical trials. There are limited data regarding the efficacy of synthetic vaccine candidates and immunotherapy candidates compared with conventional vaccines, and we must conduct a substantial amount of additional research and development before the FDA or any comparable foreign regulatory authority will approve any of our vaccine product candidates. The success of our efforts to develop and commercialize our product candidates could be delayed or fail for a number of reasons. For example, we could experience delays in product development and clinical trials. Our product candidates could be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances to proceed with further clinical development or to be approved for marketing. Our products, even if they are deemed to be safe and effective by regulatory authorities, could be difficult to manufacture on a large scale or uneconomical to market, or our competitors could develop superior products more quickly and efficiently or more effectively market their competing products. The ability to manufacture sufficient quantities of our COVID-19 vaccine candidate on a large scale is particularly challenging and will require substantial resources and the engagement of third parties, which we may not be able to obtain on a timely basis, or at all.
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
We have modified our COVID-19 vaccine strategy to develop our vaccine candidate as a potential heterologous booster for other available vaccines, which will result in new and added risks and may not be successful.
As described in this report, we have decided to discontinue our INNOVATE trial of INO-4800 and instead will pursue a strategy to develop our COVID-19 vaccine as a potential booster following administration of other primary vaccines. However, there can be no guarantee that this revised strategy will be successful. We have not yet completed clinical trials of our COVID-19 vaccine candidate as a heterologous booster, and the results of our planned trials may not indicate efficacy or may indicate adverse events that could preclude its clinical viability. In addition, we have not yet identified a clear regulatory pathway for the approval of our COVID-19 vaccine candidate as a heterologous booster and we may not be successful in doing so. Further, the prevalence and spread of new variants of the SARs-CoV-2 virus could reduce the efficacy of our vaccine candidate as a potential booster.
There can be no assurance that our COVID-19 vaccine candidate will ever be granted an Emergency Use Authorization by the FDA or similar authorization by regulatory authorities outside of the United States if we were to decide to apply for such an authorization. The option of seeking an Emergency Use Authorization may no longer exist for our primary COVID-19 vaccine candidates, and if we cannot obtain such authorization or, if granted, it is terminated, we will be unable to sell vaccine candidate and instead will be required to pursue the biologic licensure process, which is lengthy and expensive.
We may seek an Emergency Use Authorization, or EUA, from the FDA or similar authorization from regulatory authorities outside of the United States, for the use of our COVID-19 vaccine as a heterologous booster. If we apply for an EUA and it is granted, an EUA would authorize us to market and sell our COVID-19 vaccine under certain conditions of authorization as long as a public health emergency exists. The FDA expects that companies which receive an EUA for COVID-19 vaccines will proceed to licensure of their vaccine products under a full Biologics License Application. The FDA may issue an EUA during a Public Health Emergency if the agency determines that the potential benefits of a product outweigh the potential risks and if other regulatory criteria are met.
There is no guarantee that we will apply for an EUA or other similar authorization or, if we do apply, that we will be able to obtain such authorization. For example, we will only be able to seek an EUA for INO-4800 as a heterologous booster vaccine candidate, which strategy may not be successful. Even if an EUA or other authorization is ultimately granted, we will rely on the FDA or other applicable regulatory authority policies and guidance governing vaccines authorized in this manner in connection with the marketing and sale of our product. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our product could be adversely impacted. Regulatory authorities may also terminate an EUA if safety issues or other concerns about our product arise or if we fail to comply with the conditions of authorization. If we apply for an EUA or similar authorization from regulatory authorities outside of the United States, the failure to obtain such authorization or the termination of such an authorization, if obtained, would adversely impact our ability to market and sell our COVID-19 vaccine, which could adversely impact our business, financial condition and results of operations.
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
Furthermore, any delay or interruption in the supply of clinical trial supplies for our product candidates could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial program and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the trials completely.
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
Even if our products receive regulatory approval in the United States, we may never receive approval or commercialize our products outside of the United States (and the same risk applies for products approved outside the United States, with respect to regulatory approval in the United States).
In order to market any electroporation equipment and product candidates outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Likewise, the same is the case for any regulatory approvals procured outside the United States, with respect to the approval by the FDA. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval, and the regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Furthermore, regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. Such effects include the risks that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and have an adverse effect on their commercial potential or require costly, post-marketing follow-up studies.
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

We have obtained Orphan Drug Designation from the FDA for INO-3107 for the treatment of recurrent respiratory papillomatosis. We have sought and may continue to seek Orphan Drug Designation for one or more of our other product candidates, although we may be unsuccessful in doing so. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as tax advantages and user fee waivers. Opportunities for grant funding toward clinical trial costs may also be available for clinical trials of drugs for rare diseases, regardless of whether the drugs are designated for the orphan use. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years, except in limited circumstances.
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
We have entered into agreements with government agencies, such as the NIAID, DARPA and the DoD, and we intend to continue entering into these types of agreements in the future. Our business is partially dependent on the continued performance by these government agencies of their responsibilities under these agreements, including adequate continued funding of the agencies and their programs. We have no control over the resources and funding that government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time. For example, in April 2021 we were notified by the DoD that they discontinued funding for the Phase 3 segment of our INNOVATE trial, which resulted in increased expenditures by us.
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
•limitations or warnings contained in a product's FDA-approved labeling, including, for example, potential “black box” warnings;

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
We may have actions brought against us by stockholders relating to past transactions, changes in our stock price or other matters. For example, numerous purported shareholder class action complaints have been filed against us, naming us and our directors and executive officers as defendants, and alleging that we made materially false and misleading statements regarding the development of INO-4800 in violation of certain federal securities laws. We may also become party to litigation with third parties as a result of our business activities. In 2020, we filed a lawsuit against one of our contract manufacturers, who then filed a counterclaim against us alleging that we had breached our contract with them, among other claims. These litigation matters, described in this report, are ongoing, and even though we intend to vigorously defend ourselves in these actions, there can be no assurance that we will ultimately prevail. These and any potential future actions against us could give rise to substantial damages, which could have a material adverse effect on our financial position, liquidity or results of operations. Even if an action is not resolved against us, the uncertainty and expense associated with litigation could harm our business, financial condition and reputation, as litigation is often costly, time-consuming and disruptive to business operations. The defense of our existing and potential future lawsuits could also result in diversion of our management's time and attention away from business operations, which could harm our business.
We have experienced recent changes to our leadership team, which creates uncertainty and could harm our business.
We have recently experienced changes to our leadership team. Our President and Chief Executive Officer, Dr. Joseph Kim, who served in those roles since 2009, announced his resignation effective upon the filing of this report. Our Board of Directors has appointed Dr. Jacqueline Shea, previously our Chief Operating Officer, as our new Chief Executive Officer following the filing of this report. Although Dr. Shea has served with our company since 2019, the management transition could create uncertainty and potentially disrupt our operations and relationships with employees, suppliers and partners and result in operational inefficiencies, decreased employee morale and productivity and increased turnover. Any departure at a senior level could be particularly disruptive given that we are already experiencing leadership transitions and, to the extent we experience additional turnover, competition for top management is high such that it may take some time to find a candidate that meets our requirements. In addition, our competitors may seek to use this management transition and the related potential disruptions to gain a competitive advantage over us. If we are unable to successfully navigate the transition of our chief executive officer, our business could suffer.
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
In response to the COVID-19 pandemic, in 2020 a number of governmental orders and other public health guidance measures were implemented across much of the United States, including in the locations of our offices, laboratories, clinical trial sites and third parties on whom we rely. As a result, our expected clinical development timelines were negatively impacted. During the pandemic, we implemented and have continued a work from home policy allowing employees who can work from home to do so, while those needing to work in laboratory facilities work in shifts to reduce the number of people gathered together at one time. Starting in April 2022, employees have begun to return to the office on a modified schedule. We have also implemented a mask-wearing mandate for all on-site activities. We have taken measures to secure our research and development project activities, while work in laboratories has been organized to reduce risk of COVID-19 transmission. Our increased reliance on personnel working from home may negatively impact our productivity, or could disrupt, delay or otherwise adversely impact our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories could be delayed.
In addition, as local jurisdictions continue to put restrictions in place or reinstitute restrictions they had previously lifted, our ability to continue to conduct and enroll patients in our clinical trials, manufacture our product candidates and pursue collaborations may also be limited. Such events may result in business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. The COVID-19 pandemic has also caused supply chain disruptions and supply shortages globally. As a result, we have experienced delays and disruptions in obtaining clinical supplies, manufacturing supplies and components, and have had to secure new vendors for certain supplies and components at higher prices. Some manufacturing supplies and components remain in limited supply with uncertain delivery dates.
The spread of COVID-19, which has caused a broad impact globally, could also affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has resulted in significant disruption of global financial markets, which could reduce our ability to access capital. Although we have raised significant funds from the sale of our common stock in the public markets during the pandemic, there can be no guarantee that we will be able to continue to so, which could negatively affect our future liquidity.
The continued spread of COVID-19, including newly emerging SARs-CoV-2 variants globally, has affected and could continue to adversely affect our clinical trial operations, including our ability to initiate and conduct our planned trials on their expected timelines and to recruit and retain participants and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Trial participants may not be able to or may not feel safe going into healthcare facilities, which is necessary for the collection and completion of data samples for our clinical trials. With respect to our VGX-3100 program, it has taken longer than anticipated to complete the data collection process, and we may continue to face delays in this and other trials. Further, the COVID-19 outbreak could also result in delays in our clinical trials due to prioritization of hospital resources toward the outbreak, restrictions in travel, potential unwillingness of participants to enroll in trials, participants withdrawing from trials following enrollment as a result of contracting COVID-19 or other health conditions, or the inability of participants to comply with clinical trial protocols as quarantines and travel restrictions impede participant movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.
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
The extent to which COVID-19 may impact our business, operations and clinical trials will depend on future developments, including travel restrictions to, from and within the United States and other countries, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including mass vaccination efforts, and whether the United States and additional countries are required to move to complete lock-down status. The ultimate long-term impact of COVID-19 on our business is highly uncertain.
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
Many other companies are pursuing other forms of treatment or prevention for diseases that we target. For example, many of our competitors are working on developing and testing COVID-19 vaccines, cancer vaccines and immunotherapies, and several products such as the CAR-Ts developed by our competitors have been approved for human use. Some of our competitors have already received regulatory approval for their COVID-19 vaccines and have mass vaccination efforts underway in our target markets. For example, multiple COVID-19 vaccines and boosters have been approved by regulators in the United States and Europe and in August 2021 the world's first DNA vaccine against COVID-19 was approved for emergency use by India's regulators. In addition to widely distributed vaccines designed to stop the spread of COVID-19, several antiviral therapies are currently approved by the FDA for the treatment of COVID-19, and several antibody treatments have received EUA from the FDA. The earlier market entry of these other vaccines and drugs, and their actual or perceived efficacious or success relative to our own, has led to and may continue to lead to diversion of funding away from us, a declining market for COVID-19 vaccines, decreased demand for INO-4800, and difficulty in finding participants for our clinical trials. All of these factors could substantially impact our ability to complete the development of, commercialize and generate revenues from our COVID-19 vaccine candidate.
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

•established a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and
•created a licensure framework for follow on biologic products.
There have been executive, judicial, and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties for not complying with the ACA’s individual mandate to carry qualifying health insurance coverage for all or part of a year. In addition, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage was eliminated, along with the health insurer tax. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges, and the healthcare reform measures of the Biden administration will impact the ACA and our business. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, Congress is considering additional health reform measures as part of the budget reconciliation process.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011 included reductions to Medicare payments to providers of 2% per fiscal year, which, due to subsequent legislative amendments to the statute will remain in effect through 2030. The American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
There has also been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In 2020, the FDA released a final rule and guidance providing pathways for states to build and submit importation plans for drugs from Canada, and the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. In 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation (MFN) executive order, which would have tied Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Further, at the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.
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
We conduct research and development activities in China through our collaboration with Advaccine, which is conducting and funding a clinical trial of INO-4800 in China. In addition, we are party to a license and collaboration agreement with China-based company ApolloBio, pursuant to which ApolloBio has the exclusive right to develop and commercialize VGX-3100 in China, Hong Kong, Macao and Taiwan. The Chinese legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Because Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, we are exposed to the possibility of disruption of our research and development activities in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to increased costs for clinical materials that are manufactured in China. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. These uncertainties may impede our ability to enforce the contracts we have entered into and our ability to continue our research and development activities and could materially and adversely affect our business, financial condition and results of operations.
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
•developments concerning any research and development, clinical trials, manufacturing, and marketing efforts or collaborations, particularly developments concerning the prospects of our COVID-19 vaccine candidate;
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

Inovio Pharmaceuticals, Inc.

Date:	May 10, 2022	By	/s/ J. JOSEPH KIM
J. Joseph Kim President, Chief Executive Officer and Director (On Behalf of the Registrant)

Date:	May 10, 2022	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)