Form 10-Q
period 2022-06-30
INOVIO PHARMACEUTICALS, INC.
filed 2022-08-09
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 249,400,477 as of August 5, 2022.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended June 30, 2022

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Item 1A. Risk Factors herein. These risk factors include, but are not limited to, the following:

•We have incurred significant losses since inception, expect to incur significant net losses in the foreseeable future and may never become profitable.
•We have limited sources of revenue and our success is dependent on our ability to develop our DNA medicines and proprietary smart device technology.
•We will need substantial additional capital to develop our DNA medicines and proprietary smart device technology.
•None of our DNA medicine candidates have been approved for sale, and we may never develop commercially successful DNA medicine products.
•We have modified our COVID-19 vaccine strategy to develop our vaccine candidate as a potential heterologous booster for other available vaccines, which will result in new and added risks and may not be successful.
•There can be no assurance that our COVID-19 vaccine candidate will ever be granted an Emergency Use Authorization by the FDA or similar authorization by regulatory authorities outside of the United States if we were to decide to apply for such an authorization. The option of seeking an Emergency Use Authorization may no longer exist for our COVID-19 vaccine candidates, and if we cannot obtain such authorization or, if granted, it is terminated, we will be unable to sell the vaccine candidate and instead will be required to pursue the standard biologic licensure process, which is lengthy and expensive.
•DNA medicines are a novel approach, and negative perception of the efficacy, safety, or tolerability of any investigational medicines that we develop could adversely affect our ability to conduct our business, advance our investigational medicines, or obtain regulatory approvals.
•If we and the contract manufacturers upon whom we rely fail to produce our proprietary smart devices and DNA medicine candidates in the volumes that we require on a timely basis, or at all, or fail to comply with their obligations to us or with stringent regulations, we may face delays in the development and commercialization of our proprietary smart device and DNA medicine candidates.
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
•We face intense and increasing competition and steps taken by our competitors, such as the introduction of a new, disruptive technology, may impede our ability to successfully commercialize our DNA medicines, if approved.
•It is difficult and costly to generate and protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.
•If we are sued for infringing intellectual property rights of third parties, it will be costly and time-consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Part I. Financial Information
Item 1.    Financial Statements

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,101,858	$71,143,778
Short-term investments	307,023,457	330,170,940
Accounts receivable	4,482,639	5,466,850
Accounts receivable from affiliated entities	6,888,895	2,565,194
Prepaid expenses and other current assets	56,255,326	38,836,991
Prepaid expenses and other current assets from affiliated entities	433,259	261,192
Total current assets	416,185,434	448,444,945
Fixed assets, net	16,213,436	17,453,206
Investment in affiliated entity	2,435,053	3,906,796
Intangible assets, net	2,369,028	2,626,355
Goodwill	10,513,371	10,513,371
Operating lease right-of-use assets	10,912,525	11,571,026
Other assets	770,144	1,425,794
Total assets	$459,398,991	$495,941,493
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$105,015,337	$47,644,530
Accounts payable and accrued expenses due to affiliated entities	1,338,692	548,032
Accrued clinical trial expenses	10,122,869	10,326,266
Deferred revenue	8,982,619	21,628
Operating lease liability	2,737,631	2,603,956
Grant funding liability	2,712,905	4,559,721
Grant funding liability from affiliated entity	154,000	37,500
Total current liabilities	131,064,053	65,741,633
Deferred revenue, net of current portion	56,935	64,361
Convertible senior notes	16,521,352	14,959,647
Operating lease liability, net of current portion	14,053,493	15,459,559
Deferred tax liabilities	32,046	32,046
Other liabilities	—	14,826
Total liabilities	161,727,879	96,272,072
Stockholders’ equity:
Preferred stock	—	—
Common stock	247,503	217,382
Additional paid-in capital	1,693,674,022	1,609,589,797
Accumulated deficit	(1,395,600,749)	(1,209,855,522)
Accumulated other comprehensive loss	(649,664)	(282,236)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	297,671,112	399,669,421
Total liabilities and stockholders’ equity	$459,398,991	$495,941,493

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Revenue under collaborative research and development arrangements	$36,839	$82,923	$102,734	$122,538
Revenue under collaborative research and development arrangements with affiliated entities	6,214	74,787	15,056	124,736
Other revenue	741,342	115,114	865,679	396,671
Total revenues	784,395	272,824	983,469	643,945
Operating expenses:
Research and development	56,464,885	70,808,418	112,443,496	109,852,836
General and administrative	48,456,836	12,666,341	64,410,294	26,547,535
Total operating expenses	104,921,721	83,474,759	176,853,790	136,400,371
Loss from operations	(104,137,326)	(83,201,935)	(175,870,321)	(135,756,426)
Other income (expense):
Interest income	857,667	928,111	1,527,481	1,697,347
Interest expense	(313,488)	(466,726)	(626,976)	(979,760)
(Loss) gain on investment in affiliated entities	(934,015)	278,818	(1,471,743)	(551,657)
Net unrealized (loss) gain on available-for-sale equity securities	(3,967,101)	136,493	(8,807,742)	(711,465)
Other (expense) income, net	(3,048)	185,281	(156,516)	194,259
Net loss before share in net loss of Geneos	(108,497,311)	(82,139,958)	(185,405,817)	(136,107,702)
Share in net loss of Geneos	—	—	(2,165,213)	(434,387)
Net loss	$(108,497,311)	$(82,139,958)	$(187,571,030)	$(136,542,089)
Net loss per share
Basic and diluted	$(0.46)	$(0.39)	$(0.83)	$(0.66)
Weighted average number of common shares outstanding
Basic and diluted	235,278,276	209,561,064	227,154,616	206,007,497

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(108,497,311)	$(82,139,958)	$(187,571,030)	$(136,542,089)
Other comprehensive (loss) income:
Foreign currency translation	(14,785)	2,478	(21,340)	(11,941)
Unrealized (loss) gain on short-term investments, net of tax	(176,991)	(2,679)	(346,088)	2,182
Comprehensive loss	$(108,689,087)	$(82,140,159)	$(187,938,458)	$(136,551,848)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three and Six Months Ended June 30, 2022
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2021	9	$—	217,382,887	$217,382	$1,609,589,797	$(1,209,855,522)	$(282,236)	$399,669,421
Cumulative adjustment from adoption of ASU 2020-06	—	—	—	—	(3,294,019)	1,825,803	—	(1,468,216)
Issuance of common stock for cash, net of financing costs	—	—	8,480,483	8,481	29,356,057	—	—	29,364,538
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	647,350	646	(943,167)	—	—	(942,521)
Stock-based compensation	—	—	—	—	7,711,151	—	—	7,711,151
Net loss	—	—	—	—	—	(79,073,719)	—	(79,073,719)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(169,097)	(169,097)
Foreign currency translation	—	—	—	—	—	—	(6,555)	(6,555)
Balance at March 31, 2022	9	$—	226,510,720	$226,509	$1,642,419,819	$(1,287,103,438)	$(457,888)	$355,085,002
Issuance of common stock for cash, net of financing costs	—	—	20,470,475	20,471	43,136,363	—	—	43,156,834
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	523,352	523	(218,213)	—	—	(217,690)
Stock-based compensation	—	—	—	—	8,336,053	—	—	8,336,053
Net loss	—	—	—	—	—	(108,497,311)	—	(108,497,311)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(176,991)	(176,991)
Foreign currency translation	—	—	—	—	—	—	(14,785)	(14,785)
Balance at June 30, 2022	9	$—	247,504,547	$247,503	$1,693,674,022	$(1,395,600,749)	$(649,664)	$297,671,112

	Three and Six Months Ended June 30, 2021
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2020	9	$—	186,851,493	$186,851	$1,367,406,869	$(906,196,812)	$(256,150)	$461,140,758
Issuance of common stock for cash, net of financing costs		—	20,355,000	20,355	162,084,675	—	—	162,105,030
Conversion of December 2019 Bonds to common stock	—	—	1,009,450	1,009	4,376,883	—	—	4,377,892
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	1,118,093	1,118	(1,202,907)	—	—	(1,201,789)
Stock-based compensation	—	—	—	—	9,595,947	—	—	9,595,947
Net loss	—	—	—	—	—	(54,402,131)	—	(54,402,131)
Unrealized gain on short-term investments	—	—	—	—	—	—	4,861	4,861
Foreign currency translation	—	—	—	—	—	—	(14,419)	(14,419)
Balance at March 31, 2021	9	$—	209,334,036	$209,333	$1,542,261,467	$(960,598,943)	$(265,708)	$581,606,149
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	812,844	813	3,440,610	—	—	3,441,423
Stock-based compensation	—	—	—	—	5,646,358	—	—	5,646,358
Net loss	—	—	—	—	—	(82,139,958)	—	(82,139,958)
Unrealized loss on short-term investments	—	—	—	—	—	—	(2,679)	(2,679)
Foreign currency translation	—	—	—	—	—	—	2,478	2,478
Balance at June 30, 2021	9	$—	210,146,880	$210,146	$1,551,348,435	$(1,042,738,901)	$(265,909)	$508,553,771

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(187,571,030)	$(136,542,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,869,961	1,361,595
Amortization of intangible assets	257,327	266,874
Amortization of operating lease right-of-use assets	658,501	567,882
Non-cash stock-based compensation	16,047,204	15,242,305
Non-cash interest expense	93,489	435,445
Amortization of premiums on investments	(72,833)	—
(Gain) loss on short-term investments	320,942	(153,252)
Loss on disposal of fixed assets	157,666	—
Gain on remeasurement of investment in Geneos	(165,215)	—
Loss on equity investment in affiliated entities	1,471,743	551,657
Share of net loss in Geneos	2,165,213	434,387
Net unrealized loss on available-for-sale equity securities	8,807,742	711,465
Unrealized transaction gain on foreign-currency denominated debt	—	(176,927)
Changes in operating assets and liabilities:
Accounts receivable, including from affiliated entities	(3,339,490)	5,212,478
Prepaid expenses and other current assets, including from affiliated entities	(17,590,402)	(52,141,119)
Other assets	655,650	24,126,582
Accounts payable and accrued expenses, including due to affiliated entities	58,090,822	10,022,647
Accrued clinical trial expenses	(203,397)	465,819
Deferred revenue, including from affiliated entity	8,953,565	48,824
Operating lease right-of-use assets and liabilities, net	(1,272,391)	(1,131,555)
Grant funding liability, including from affiliated entity	(1,730,316)	(636,155)
Other liabilities	(14,826)	6,478
Net cash used in operating activities	(112,410,075)	(131,326,659)
Cash flows from investing activities:
Purchases of investments	(139,377,240)	(307,857,113)
Proceeds from sale or maturity of investments	153,122,784	83,466,967
Purchases of capital assets	(717,212)	(418,734)
Investment in Geneos	(1,999,998)	—
Net cash provided by (used in) investing activities	11,028,334	(224,808,880)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	72,521,372	162,105,030
Proceeds from stock option exercises	189,522	6,154,794
Taxes paid related to net share settlement of equity awards	(1,349,733)	(3,915,160)
Net cash provided by financing activities	71,361,161	164,344,664
Effect of exchange rate changes on cash and cash equivalents	(21,340)	(11,941)
Decrease in cash and cash equivalents	(30,041,920)	(191,802,816)
Cash and cash equivalents, beginning of period	71,143,778	250,728,118
Cash and cash equivalents, end of period	$41,101,858	$58,925,302

Supplemental disclosures:
Amounts accrued for purchases of fixed assets	$67,645	$—
Interest paid	$533,487	$544,315

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
The Company's proprietary SynCon® technology creates precisely designed plasmids, which are circular strands of DNA that instruct a cell to produce proteins or antigens to help the person’s immune system respond with antibodies and immune cells which recognize and then help block viruses and destroy cancerous or pre-cancerous cells.
INOVIO's patented CELLECTRA® proprietary smart device facilitate uptake of its DNA medicines into the cell, which has been a key limitation of historical DNA-based technology approaches. Human clinical trial data from more than 15,000 administrations across more than 5,000 participants to date have shown a tolerable safety profile.
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
The Company and its collaborators are currently evaluating the feasibility of, or conducting or planning clinical studies of DNA medicines for COVID-19 as a heterologous booster vaccine candidate; Middle East Respiratory Syndrome, or MERS; Lassa fever; Ebola; as well as HPV-associated precancers, including cervical, vulvar, and anal dysplasia; HPV-associated cancers, including head & neck; other HPV-associated disorders, such as recurrent respiratory papillomatosis, or RRP; glioblastoma multiforme, or GBM; and prostate cancer.
INOVIO was incorporated in Delaware in June 2001 and has its principal executive offices in Plymouth Meeting, Pennsylvania.

2. Basis of Presentation, Liquidity and Risks and Uncertainties
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented.
The results of operations for the three and six months ended June 30, 2022 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2022. The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiary. As of June 30, 2022 and December 31, 2021, the Company consolidated its wholly-owned subsidiary Inovio Asia LLC. All intercompany accounts and transactions were eliminated upon consolidation.
Liquidity
The Company incurred a net loss attributable to common stockholders of $108.5 million and $187.6 million for the three and six months ended June 30, 2022, respectively. The Company had working capital of $285.1 million and an accumulated deficit of $1.4 billion as of June 30, 2022. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates. The Company’s cash, cash equivalents and short-term investments of $348.1 million as of June 30, 2022 are sufficient to support the Company's planned operations for a period of at least 12 months from the date of issuance of these financial statements.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including At-the-Market Equity Offering Sales Agreements (“Sales Agreements”). The Company has a history of conducting debt and equity financings, including the receipt of net proceeds of $72.5 million and $47.7 million under a Sales Agreement during the six months ended June 30, 2022 and year ended December 31, 2021, respectively, and $162.1 million from a January 2021 underwritten public offering of common stock. However, sufficient funding may not be available in the future, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Inovio be unable to continue as a going concern. The Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has evaluated subsequent events after the balance sheet date through the date it issued these condensed consolidated financial statements.
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
Research and Development Expenses - Clinical Trial Accruals
The Company's activities have largely consisted of research and development efforts related to developing its proprietary smart device technology and DNA medicine candidates. For clinical trial expenses, judgements used in estimating accruals rely on estimates of total costs incurred based on participant enrollment, completion of studies and other events. Accrued clinical trial costs are subject to revisions as trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development expense; however a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to the Company's results of operations.

4. Impact of Recently Issued Accounting Standards
The recent accounting pronouncements below may have a significant effect on the Company's financial statements. Recent accounting pronouncements that are not anticipated to have an impact on or are unrelated to the Company's financial condition, results of operations, or related disclosures are not discussed.
Accounting Standards Recently Adopted

ASU No. 2020-06. In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the guidance on an issuer’s accounting for convertible instruments and contracts in its own equity. ASU 2020-06 is effective for public entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company adopted ASU 2020-06 as of January 1, 2022 on a modified retrospective basis and recorded a net reduction in accumulated deficit of $1.8 million, a decrease in additional paid-in capital of $3.3 million, and an increase in convertible senior notes of $1.5 million to reflect the impact of the accounting change. The Company derecognized the related deferred tax liabilities of $1.5 million with a corresponding adjustment to the valuation allowance, resulting in no net impact to the cumulative adjustment to retained earnings (see Note 9, "Convertible Debt").
5. Revenue Recognition
During the three and six months ended June 30, 2022, the Company recognized revenue of $625,000 and $625,000, respectively, from the DoD, $6,000 and $15,000, respectively, from its affiliated entity Plumbline Life Sciences, Inc. ("PLS") and $154,000 and $344,000, respectively, from various other contracts as a result of performance obligations being satisfied. Of the total revenue recognized during the three and six months ended June 30, 2022, $3,700 and $13,700, respectively, was in deferred revenue as of December 31, 2021.

6. Short-term Investments and Fair Value Measurements
The following is a summary of available-for-sale securities as of June 30, 2022 and December 31, 2021:

		As of June 30, 2022
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$178,648,717	$—	$(10,335,084)	$168,313,633
U.S. treasury securities	Less than 1	114,612,686	133	(247,419)	114,365,400
Commercial paper	Less than 1	19,998,833	—	—	19,998,833
Certificates of deposit	Less than 1	2,976,882	14,649	(329)	2,991,202
U.S. agency mortgage-backed securities	*	1,481,642	—	(127,253)	1,354,389
		$317,718,760	$14,782	$(10,710,085)	$307,023,457

		As of December 31, 2021
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$192,966,772	$87,069	$(1,614,411)	$191,439,430
U.S. treasury securities	Less than 1	94,193,441	—	(9,921)	94,183,520
Commercial paper	Less than 1	39,967,853	—	—	39,967,853
Certificates of deposit	Less than 1	2,976,210	15,618	(338)	2,991,490
U.S. agency mortgage-backed securities	*	1,608,137	4,508	(23,998)	1,588,647
		$331,712,413	$107,195	$(1,648,668)	$330,170,940
*No single maturity date.
During the three and six months ended June 30, 2022, the Company recorded gross realized gain on investments of $1,000 and $21,000, respectively, and gross realized loss on investments of $3,000 and $342,000, respectively. During the three and six months ended June 30, 2021, the Company recorded gross realized gain on investments of $358,000 and $358,000, respectively, and gross realized loss on investments of $194,000 and $204,000, respectively. During the three and six months ended June 30, 2022, the Company recorded net unrealized loss on available-for-sale equity securities of $4.0 million and $8.8 million, respectively. During the three and six months ended June 30, 2021, the Company recorded net unrealized gain (loss) on available-for-sale equity securities of $136,000 and $(711,000), respectively. No material balances were reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2022 and 2021. Interest and dividends on investments classified as available-for-sale are included in interest income in the condensed consolidated statements of operations. As of June 30, 2022, the Company had 32 available-for-sale securities in an unrealized loss position, of which 16 with an aggregate total unrealized loss of $4.5 million were in such position for longer than 12 months.
The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of June 30, 2022 were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at June 30, 2022, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.
The following table presents the Company’s assets that were measured at fair value on a recurring basis, determined using the following inputs as of June 30, 2022:

	Fair Value Measurements at
	June 30, 2022
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments
Mutual funds	$168,313,633	$168,313,633	$—	$—
U.S. treasury securities	114,365,400	114,365,400	—	—
Commercial paper	19,998,833	—	19,998,833	—
Certificates of deposit	2,991,202	—	2,991,202	—
U.S. agency mortgage-backed securities	1,354,389	—	1,354,389	—
Total short-term investments	307,023,457	282,679,033	24,344,424	—

Investment in affiliated entity	2,435,053	2,435,053	—	—
Total assets measured at fair value	$309,458,510	$285,114,086	$24,344,424	$—

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

Level 1 assets at June 30, 2022 consisted of mutual funds and U.S. treasury securities held by the Company that are valued at quoted market prices, as well as the Company’s investment in its affiliated entity, PLS. The Company accounts for its investment in 597,808 common shares of PLS based on the closing price of the shares on the Korea New Exchange Market on the applicable balance sheet date. Unrealized gains and losses on the Company's equity securities are reported in the consolidated statement of operations as unrealized gain (loss) on available-for-sale equity securities or as a gain (loss) on investment in affiliated entity.
Level 2 assets at June 30, 2022 consisted of commercial paper, certificates of deposit and U.S. agency mortgage-backed securities held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of June 30, 2022.

7. Certain Balance Sheet Items
Prepaid and other current assets, consisted of the following:

	June 30, 2022	December 31, 2021
Insurance recovery (a)	$29,748,499	$—
Prepaid manufacturing expenses	18,337,500	27,474,159
Other prepaid expenses	8,169,327	11,362,832
Total prepaid and other current assets	$56,255,326	$38,836,991

Accounts payable and accrued expenses, consisted of the following:

	June 30, 2022	December 31, 2021
Trade accounts payable	$38,235,903	$27,424,743
Accrued compensation	15,142,185	16,112,912
Accrued litigation settlement (a)	44,000,000	—
Other accrued expenses	7,637,249	4,106,875
Total accounts payable and accrued expenses	$105,015,337	$47,644,530

(a)    In July 2022, the Company entered into a memorandum of understanding for the proposed settlement of the ongoing class action litigation described in this report under “Legal Proceedings.” The proposed settlement includes $30.0 million in cash and $14.0 million in shares of the Company's common stock to settle all outstanding claims. The Company's insurance carriers have committed to pay the cash component of the proposed settlement. As of June 30, 2022, the Company's insurance carriers had paid $252,000 of other expenses on behalf of the Company that will be offset against the insurers' commitment.

8. Goodwill and Intangible Assets

The following sets forth the goodwill and intangible assets by major asset class:

		June 30, 2022			December 31, 2021
	Weighted Average Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite lived:
Goodwill		$10,513,371	$—	$10,513,371	$10,513,371	$—	$10,513,371
Definite lived:
Licenses	10	1,323,761	(1,323,761)	—	1,323,761	(1,305,600)	18,161
Bioject(a)	12	5,100,000	(2,862,222)	2,237,778	5,100,000	(2,735,556)	2,364,444
Other(b)	18	4,050,000	(3,918,750)	131,250	4,050,000	(3,806,250)	243,750
Total intangible assets	11	10,473,761	(8,104,733)	2,369,028	10,473,761	(7,847,406)	2,626,355
Total goodwill and intangible assets		$20,987,132	$(8,104,733)	$12,882,399	$20,987,132	$(7,847,406)	$13,139,726

(a)Bioject intangible assets represent the estimated fair value of developed technology and intellectual property which were recorded from an asset acquisition.
(b)Other intangible assets represent the estimated fair value of acquired intellectual property.
Aggregate amortization expense on intangible assets for the three and six months ended June 30, 2022 was $131,000 and $257,000, respectively. Aggregate amortization expense on intangible assets for the three and six months ended June 30, 2021 was $130,000 and $267,000, respectively. Estimated aggregate amortization expense is $239,000 for the remainder of fiscal year 2022, $272,000 for 2023, $253,000 for 2024, $253,000 for 2025, $253,000 for 2026 and $1.1 million for 2027 and subsequent years combined. There were no impairment or impairment indicators present and no losses were recorded during the three and six months ended June 30, 2022 or 2021.

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
The balance of the Notes at June 30, 2022 was as follows:

Original principal amount	$78,500,000
Principal amount converted into common shares	(62,085,000)
Unamortized debt issuance cost	(249,306)
Accrued interest	355,658
Net carrying amount	$16,521,352

For the three and six months ended June 30, 2022, the Company recognized $313,000 and $627,000, respectively, of interest expense related to the Notes, of which $267,000 and $533,000, respectively, related to the contractual interest coupon. For the three and six months ended June 30, 2021, the Company recognized $467,000 and $930,000, respectively, of interest expense related to the Notes, of which $267,000 and $533,000, respectively, related to the contractual interest coupon.
As of June 30, 2022, future minimum payments due under the Notes, representing contractual amounts due, including interest based on the fixed rate of 6.5% per annum, were as follows:

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

10. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of June 30, 2022 and December 31, 2021:

			Outstanding as of
	Authorized	Issued	June 30, 2022	December 31, 2021
Common Stock, par value $0.001 per share	600,000,000	247,504,547	247,504,547	217,382,887
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	9	9

Issuances of Common Stock
On November 9, 2021, the Company entered into an ATM Equity OfferingSM Sales Agreement (the “2021 Sales Agreement”) with outside sales agents (collectively, the “Sales Agents”) for the offer and sale of its common stock for an aggregate offering price of up to $300.0 million. The 2021 Sales Agreement provides that the Sales Agents will be entitled to compensation in an amount equal to up to 3.0% of the gross sales proceeds of any common stock sold through the Sales Agents under the 2021 Sales Agreement. For the six months ended June 30, 2022, the Company sold 28,950,958 shares of its common stock under the 2021 Sales Agreement at a weighted average price of $2.54 per share, resulting in aggregate net proceeds of $72.5 million. As of June 30, 2022 there was $178.0 million of remaining capacity under the 2021 Sales Agreement.
On January 25, 2021, the Company closed an underwritten public offering of 20,355,000 shares of common stock at a public offering price of $8.50 per share. The net proceeds to the Company, after deducting the underwriters' discounts and commissions and other offering expenses, were $162.1 million.
Stock Options and Restricted Stock Units
The Company has a stock-based incentive plan, the 2016 Omnibus Incentive Plan (as amended to date, the "2016 Incentive Plan"), pursuant to which the Company may grant stock options, restricted stock awards, restricted stock units ("RSUs") and other stock-based awards or short-term cash incentive awards to employees, directors and consultants.
The 2016 Incentive Plan was originally approved by the Company's stockholders on May 13, 2016, and an amendment to the plan to increase the number of shares available for issuance was approved by the stockholders on May 8, 2019. As of June 30, 2022, the maximum number of shares of the Company’s common stock available for issuance over the term of the 2016 Incentive Plan was 22,000,000 shares. On the first business day of each calendar year, such maximum number of shares shall be increased by 2,000,000 shares of common stock unless the Company's board of directors determines, prior to January 1 for any such calendar year, to increase such maximum amount by a fewer number of shares or not to increase the maximum amount at all for such year. On January 1, 2022, the maximum number of shares increased by 2,000,000. At June 30, 2022, the Company had 1,792,342 shares of common stock available for future grant under the 2016 Incentive Plan, 2,764,680 shares underlying outstanding but unvested RSUs and options outstanding to purchase 11,902,181 shares of common stock under the 2016 Incentive Plan. The awards granted and available for future grant under the 2016 Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The 2016 Incentive Plan terminates by its terms on March 9, 2026.
On June 24, 2022, the Company's board of directors adopted a stock-based incentive plan (the "2022 Inducement Plan"), which provides for the discretionary grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, and other awards to individuals as a material inducement to entering into employment with the Company. The aggregate number of shares of the Company’s common stock that may be issued under the 2022 Inducement Plan will not exceed 2,000,000 shares. At June 30, 2022 the Company had 1,735,000 shares of common stock available for future grant under the 2022 Inducement Plan, 105,000 shares underlying outstanding but unvested RSUs and options outstanding to purchase 160,000 shares of common stock under the 2022 Inducement Plan. The 2022 Inducement Plan can be terminated by the Company's board of directors at any time.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At June 30, 2022, the Company had options outstanding to purchase 2,230,181 shares of common stock under the 2007 Incentive Plan. The awards granted under the 2007 Incentive Plan generally vest over three years and have a maximum contractual term of ten years.

11. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding stock options and RSUs and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The dilutive impact of the outstanding Notes issued by the Company (discussed in Note 9) has been considered using the "if-converted" method. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to the net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any. For the three and six months ended June 30, 2022 and 2021, basic and diluted net loss per share were the same, as the assumed exercise or settlement of stock options and RSUs and the potentially dilutive shares issuable upon conversion of the Notes would have been anti-dilutive.
The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect:

	Three and Six Months Ended June 30,
	2022	2021
Options to purchase common stock	14,292,362	10,330,818
Service-based restricted stock units	2,869,680	2,516,102
Performance-based restricted stock units	111,941	663,353
Convertible preferred stock	3,309	3,309
Convertible notes	3,049,980	3,049,980
Total	20,327,272	16,563,562

12. Stock-Based Compensation
The Company incurs stock-based compensation expense related to RSUs and stock options. The fair value of restricted stock is determined by the closing price of the Company's common stock reported on the Nasdaq Global Select Market on the date of grant. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, including the expected stock price volatility and expected option life. The Company amortizes the fair value of the awards on a straight-line basis over the requisite vesting period of the awards. Expected volatility is based on historical volatility. The expected life of options granted is based on historical expected life. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The dividend yield is based on the fact that no dividends have been paid historically and none are currently expected to be paid in the foreseeable future. The Company recognizes forfeitures as they occur.
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	2.90%	0.99%	2.04%	0.90%
Expected volatility	95%	93%	94%	92%
Expected life in years	5.7	5.7	5.7	5.8
Dividend yield	—	—	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 was $8.8 million and $16.0 million, respectively, of which $2.2 million and $5.9 million, respectively, was included in research and development expenses, and $6.6 million and $10.1 million, respectively, was included in general and administrative expenses. The Company entered into a Separation Agreement with J. Joseph Kim, the Company's former President and Chief Executive Officer on May 10, 2022. Pursuant to the terms of the Separation Agreement, Dr. Kim's outstanding RSU's as of the separation date were fully vested and one-half of the RSUs were settled in the Company's common stock and one-half were settled in cash. Dr. Kim's outstanding stock options will continue to vest over a certain period and his vested stock options will remain exercisable until five years after the separation date. Stock-based compensation for the three and six months ended June 30, 2022 included a $4.2 million charge related to these modifications.
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
At June 30, 2022, there was $15.5 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $1.66 and $2.35 for employee and director stock options granted during the three and six months ended June 30, 2022, respectively, and $5.25 and $7.91 for the three and six months ended June 30, 2021, respectively.
At June 30, 2022, there was $11.6 million of total unrecognized compensation expense related to unvested service-based RSUs, which is expected to be recognized over a weighted-average period of 2.0 years.
The weighted average grant date fair value per share was $2.14 and $3.12 for service-based RSUs granted during the three and six months ended June 30, 2022, respectively, and $6.81 and $10.64 for the three and six months ended June 30, 2021, respectively.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three and six months ended June 30, 2022 was $415,000 and $965,000, respectively. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three and six months ended June 30, 2021 was $308,000 and $737,000, respectively.
As of June 30, 2022, the Company had 111,941 performance-based RSUs outstanding, which were granted to key employees in August 2020. The underlying performance milestones of the RSUs were not probable of achievement as of June 30, 2022, and no stock-based compensation expense has been recognized to date for the performance-based RSUs.

13. Related Party Transactions
Plumbline Life Sciences, Inc.
The Company owned 597,808 shares of common stock in PLS as of June 30, 2022, representing a 18.7% ownership interest, and one of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
Revenue recognized from PLS consists of milestone, license and patent fees. For the three and six months ended June 30, 2022, the Company recognized revenue from PLS of $6,000 and $15,000, respectively, and $75,000 and $125,000 for the three and six months ended June 30, 2021, respectively. At June 30, 2022 and December 31, 2021, the Company had an accounts receivable balance of $40,000 and $25,000, respectively, related to PLS.
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
The Company is also a collaborator with Wistar on an Integrated Preclinical/Clinical AIDS Vaccine Development grant from the National Institutes of Health’s National Institute of Allergy and Infectious Diseases, with funding through February 2023.
In 2020, the Company received a $10.7 million sub-grant through Wistar, which was amended in 2021 to $13.6 million, for the preclinical development and translational studies of dMAbs as countermeasures for COVID-19, with funding through November 2022. The sub-grant also includes an option for an additional $6.0 million in funding through March 2024, of which $3.3 million had been exercised as of June 30, 2022.

Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the three and six months ended June 30, 2022, the Company recorded $3.9 million and $5.4 million, respectively, and for the three and six months ended June 30, 2021 the Company recorded $381,000 and $610,000, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to the collaborative research agreements and sub-contract agreements related to Gates and CEPI (see Note 15). Research and development expenses recorded from Wistar for the three and six months ended June 30, 2022 were $444,000 and $626,000, respectively. Research and development expenses recorded from Wistar for the three and six months ended June 30, 2021 were $1.2 million and $1.6 million, respectively. At June 30, 2022 and December 31, 2021, the Company had an accounts receivable balance of $6.8 million and $2.6 million, respectively, and an accounts payable and accrued liability balance of $1.3 million and $548,000, respectively, related to Wistar. As of June 30, 2022, the Company recorded $154,000 as deferred grant funding and $433,000 as prepaid expenses on the condensed consolidated balance sheet related to Wistar.

14. Commitments and Contingencies
Leases
The Company leases approximately 82,200 square feet of office, laboratory, and manufacturing space in San Diego, California and 57,360 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms as of June 30, 2022 of 1.4 to 7.5 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
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
As of June 30, 2022, the maturities of the Company's operating lease liabilities were as follows:

Remainder of 2022	$2,059,000
2023	4,089,000
2024	3,050,000
2025	3,063,000
2026	3,139,000
Thereafter	6,749,000
Total remaining lease payments	22,149,000
Less: present value adjustment	(5,358,000)
Total operating lease liabilities	16,791,000
Less: current portion	(2,738,000)
Long-term operating lease liabilities	$14,053,000

Weighted-average remaining lease term	6.3 years
Weighted-average discount rate	8.5%

Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 were $851,000 and $1.7 million, respectively. Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 were $827,000 and

$1.7 million, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
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
Legal Proceedings
Securities Litigation
On March 12, 2020, a purported shareholder class action complaint, McDermid v. Inovio Pharmaceuticals, Inc. and J. Joseph Kim, was filed in the United States District Court for the Eastern District of Pennsylvania, naming the Company and J. Joseph Kim, the Company’s former President and Chief Executive Officer, as defendants. The lawsuit alleges that the Company made materially false and misleading statements regarding its development of a vaccine for COVID-19 in its public disclosures in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On June 18, 2020, the court appointed Manuel Williams to serve as lead plaintiff. On August 3, 2020, Mr. Williams filed a consolidated complaint, naming the Company and three of its officers as defendants. On September 21, 2020, Mr. Williams and another purported stockholder, Andrew Zenoff filed a first amended complaint, naming the Company and three of its officers as defendants. Defendants filed a motion to dismiss plaintiff’s first amended complaint on November 5, 2020. On February 16, 2021, the court issued an order granting in part, and denying in part, the defendants’ motion to dismiss. The court granted the defendants’ motion to dismiss, and dismissed with prejudice, the claims premised on certain of the Company’s statements. The court denied defendants’ motion to dismiss as to the remaining statements. On March 9, 2021, the defendants filed their answer to the complaint. After additional motions were filed in the case, in June 2022 the parties negotiated an agreement in principle to settle the shareholder class action complaint. Under the proposed settlement, the Company will pay $30.0 million in cash and $14.0 million in shares of its common stock to settle all outstanding claims. The Company's insurance carriers will pay the $30.0 million cash component of the settlement. The parties are in the process of negotiating a stipulation of settlement and, thereafter, intend to file a motion for preliminary approval of settlement. The settlement is subject to court approval.
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
Under Topic 606, the entire transaction price of $5.0 million was allocated to the license performance obligation. For the six months ended June 30, 2022 and 2021, no revenue was recognized from Advaccine.
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
As of June 30, 2022 there have been no significant reimbursable program costs under the ApolloBio Agreement.
Coalition for Epidemic Preparedness Innovations
The Company has entered into agreements with CEPI, pursuant to which the Company intends to develop vaccine candidates against Lassa fever and MERS. The goal of the collaboration between the Company and CEPI is to conduct research and development so that investigational stockpiles will be ready for clinical efficacy trial testing during potential disease outbreaks. The agreements with CEPI contemplate preclinical studies, as well as Phase 1 and Phase 2 clinical trials, occurring over multiple years. As part of the arrangement between the parties, CEPI has agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by the Company and collaborators, with funding from CEPI based on the achievement of identified milestones. During the three and six months ended June 30, 2022, the Company received funding of $3.2 million and $5.2 million, respectively, related to these grants and recorded those payments as contra-research and development expense. During the three and six months ended June 30, 2021, the Company received funding of $2.1 million and $4.4 million, respectively, related to these grants and recorded those payments as contra-research and development expense. As of June 30, 2022, the Company had an accounts receivable balance of $1.4 million on the condensed consolidated balance sheet related to these CEPI grants.
In January 2020, CEPI awarded the Company a grant of up to $9.0 million to support preclinical and clinical development of INO-4800 through Phase 1 human testing in the United States. In April 2020, CEPI awarded the Company a grant of $6.9 million to work with the International Vaccine Institute ("IVI") and the Korea National Institute of Health ("KNIH") to conduct clinical trials of INO-4800 in South Korea, a grant of $5.0 million to accelerate development of the Company's next-generation intradermal electroporation device, known as CELLECTRA® 3PSP, for the intradermal delivery of INO-4800, and a grant of $1.3 million to support large-scale manufacturing of INO-4800. During the three and six months ended June 30, 2022, the Company received funding of $243,000 and $754,000, respectively, from CEPI related to these grants for INO-4800 and recorded such amounts as contra-research and development expense. During the three and six months ended June 30, 2021, the Company received funding of $1.1 million and $3.5 million, respectively, from CEPI related to these grants for INO-4800 and recorded such amounts as contra-research and development expense. As of June 30, 2022, the Company had $2.4 million recorded as deferred grant funding on the condensed consolidated balance sheet from the CEPI grants related to INO-4800.
Bill & Melinda Gates Foundation
In October 2018, Gates awarded and funded the Company a grant of $2.2 million to advance the development of dMAbs to address issues in infectious disease prevention and therapy. This technology has high relevance for the control of influenza and HIV. This next-generation approach to the delivery of monoclonal antibodies would make the technology accessible to low and middle-income countries. In August 2019, Gates funded an additional $1.1 million for the project. During the three and six months ended June 30, 2022, the Company recorded $6,000 and $86,000, respectively, as contra-research and development expense related to the Gates dMAb grant. During the three and six months ended June 30, 2021, the amounts recorded were minimal. As of June 30, 2022, the Company had $298,000 recorded as deferred grant funding on the condensed consolidated balance sheet related to the grant.
In March 2020, Gates awarded and funded the Company a grant of $5.0 million to accelerate the development of the CELLECTRA® 3PSP device for the intradermal delivery of INO-4800. During the three and six months ended June 30, 2022, the Company recorded no contra-research and development expense related to this Gates grant and during the three and six months ended June 30, 2021, recorded $0 and $893,000, respectively, as contra-research and development expense related to this Gates grant.
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
Additionally, in June 2020, the Company was awarded a fixed-price contract (the “Procurement Contract”) from the DoD for the purchase of the Company’s intradermal CELLECTRA® 2000 device and accessories. The CELLECTRA® 2000 devices will be used to inject INO-4800 in the Company’s planned later-stage clinical trials. The total purchase price under the Procurement Contract is expected to be $10.7 million. The Company determined that the Procurement Contract falls under the scope of ASC Topic 606 as the contract is with a customer and the Company is able to satisfy its obligations under the arrangement. Performance obligations under the Procurement Contract consist of the delivery of a specified number of CELLECTRA® 2000 devices and accessories. The total transaction price was allocated to the individual performance obligations based on the determined standalone selling price for the devices and accessories. The Company will recognize revenue upon shipment of the purchased devices and accessories. During each of the three and six months ended June 30, 2022, the Company recorded revenue of $625,000 under the Procurement Contract. For the three and six months ended June 30, 2021, the Company recorded no revenue from the Procurement Contract.
During the three and six months ended June 30, 2022, the Company recorded $2.9 million and $6.1 million, respectively, as contra-research and development expense related to the OTA Agreement. During the three and six months ended June 30, 2021, the Company recorded $13.4 million and $21.2 million, respectively, as contra-research and development expense related to the OTA Agreement. As of June 30, 2022 and December 31, 2021, the Company had an accounts receivable balance of $2.9 million and $3.6 million, respectively, on the condensed consolidated balance sheet from the DoD. As of June 30, 2022, the Company had $9.0 million recorded as deferred revenue on the condensed consolidated balance sheet related to the Procurement Contract.
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
 For the six months ended June 30, 2022 and 2021, the Company did not record any income tax provision/(benefit) due to the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets.

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
The Company's Chief Scientific Officer Dr. Laurent Humeau is on the Board of Directors of Geneos. The Company's director Dr. David B. Weiner is the Chairman of the Scientific Advisory Board of Geneos.

18. Subsequent Events
On July 18, 2022, the Company committed to and communicated a corporate reorganization plan, including a reduction in force (the “Reduction”). The purpose of the Reduction is to decrease expenses, extend cash runway, and maintain a streamlined organization to support key clinical programs that are expected to drive long-term growth. As part of the Reduction, the Company has reduced its overall headcount by approximately 55 employees, which represents 18% of its full-time employees. The Company has also terminated agreements with approximately 86% of its contractors. The Company expects to incur a one-time pre-tax charge of approximately $1.6 million in the third quarter of 2022 related to the Reduction, consisting primarily of one-time severance payments upon termination, continued benefits for a specific period of time, and outplacement services. The Company expects all charges associated with the Reduction to be incurred during the quarter ending September 30, 2022, with related cash payments expected to be substantially paid out by September 30, 2022.
From July 1, 2022 through July 8, 2022, the Company sold 1,892,730 shares of common stock under the 2021 Sales Agreement for net proceeds of $3.8 million. The sales were made at a weighted average price of $2.02 per share.

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
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K, or 2021 Annual Report, filed with the U.S. Securities and Exchange Commission, or SEC, on March 1, 2022. Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors that affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the captions “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the disclosures made in our 2021 Annual Report under the caption “Risk Factors” and in our audited consolidated financial statements and related notes.
Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: our history of losses; our lack of products that have received regulatory approval; uncertainties inherent in clinical trials and product development programs, including but not limited to the fact that preclinical and clinical results may not be indicative of results achievable in other trials or for other indications, that the studies or trials may not be successful or achieve desired results, that preclinical studies and clinical trials may not commence, have sufficient enrollment or be completed in the time periods anticipated, that results from one study may not necessarily be reflected or supported by the results of other similar studies, that results from an animal study may not be indicative of results achievable in human studies, that clinical testing is expensive and can take many years to complete, that the outcome of any clinical trial is uncertain and failure can occur at any time during the clinical trial process, and that our proprietary smart device technology and DNA medicine candidates may fail to show the desired safety and efficacy traits in clinical trials; the availability of funding; the ability to manufacture our DNA medicine candidates; the availability or potential availability of alternative therapies or treatments for the conditions targeted by us or our collaborators, including alternatives that may be more efficacious or cost-effective than any therapy or treatment that we and our collaborators hope to develop; our ability to receive development, regulatory and commercialization event-based payments under our collaborative agreements; whether our proprietary rights are enforceable or defensible or infringe or allegedly infringe on rights of others or can withstand claims of invalidity; the impact of government healthcare laws and proposals; and the impact of COVID-19 on us and our third-party contractors and suppliers.

Overview
We are a biotechnology company focused on bringing to market precisely designed DNA medicines and vaccines to help protect people from infectious diseases, including COVID-19, and to help treat people with cancer and conditions associated with human papillomavirus, or HPV. We have shown in clinical trials that our DNA vaccine candidates can be delivered into cells in the body via a proprietary smart device allowing the nucleic-acid delivered gene products to activate functional T cell and antibody responses against targeted pathogens and cancers.
Our DNA medicines pipeline is comprised of three types of DNA medicine candidates: prophylactic DNA vaccines, therapeutic DNA immunotherapies, and DNA encoded monoclonal and bispecific antibodies, or dMAbs and dBTAs, all of which utilize the two components of our integrated platform, SynCon® and CELLECTRA®.
Our proprietary SynCon® technology creates precisely designed plasmids, which are circular strands of DNA that instruct a cell to produce proteins or antigens to help the person’s immune system respond with antibodies and immune cells which recognize and then help block viruses and destroy cancerous or pre-cancerous cells.

Our patented proprietary smart device CELLECTRA®, facilitates uptake of our DNA medicines into the cell, which has been a key limitation of historical DNA-based technology approaches. Human clinical trial data from more than 15,000 administrations across more than 5,000 participants to date have shown a tolerable safety profile.
Our corporate strategy is to develop, seek regulatory approval for and commercialize our novel DNA medicines to address unmet global health needs. We continue to advance and clinically validate an array of DNA medicine candidates that target infectious diseases, such as COVID-19, as well as HPV-associated diseases and cancer.
Our partners and collaborators include ApolloBio Corporation, AstraZeneca, Advaccine Biopharmaceuticals Suzhou Co, The Bill & Melinda Gates Foundation (Gates), Coalition for Epidemic Preparedness Innovations, or CEPI, Defense Advanced Research Projects Agency, or DARPA, The U.S. Department of Defense, or DoD, HIV Vaccines Trial Network, the U.S. Defense Threat Reduction Agency’s Medical CBRN Defense Consortium, or MCDC, International Vaccine Institute, or IVI, Kaneka Eurogentec, National Cancer Institute, National Institutes of Health, National Institute of Allergy and Infectious Diseases, Ology Bioservices, the Parker Institute for Cancer Immunotherapy, Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter-Helm BioLogics, Thermo Fisher Scientific, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.
We or our collaborators are currently evaluating the feasibility of, or conducting or planning clinical studies of, our DNA medicines for COVID-19 as a heterologous booster vaccine; Middle East Respiratory Syndrome, or MERS; Lassa fever; Ebola; as well as HPV-associated precancers, including cervical, vulvar, and anal dysplasia; HPV-associated cancers, including head & neck, cervical, anal, penile, vulvar, and vaginal; other HPV-associated disorders, such as recurrent respiratory papillomatosis, or RRP; glioblastoma multiforme, or GBM; and prostate cancer.
All of our DNA medicine candidates are in the research and development phase. We have not generated any revenues from the sale of any products, and we do not expect to generate any such revenues for at least the next several years. We earn revenue from license fees and milestone revenue and collaborative research and development agreements. Our DNA medicine candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All DNA medicine candidates that we advance to clinical testing will require regulatory approval prior to commercial use, and will require significant costs for commercialization. We may not be successful in our research and development efforts, and we may never generate sufficient product revenue to be profitable.
As of June 30, 2022, we had an accumulated deficit of $1.4 billion. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.
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
In response to the pandemic we implemented a work from home policy allowing employees who can work from home to do so, while those needing to work in laboratory facilities work in shifts to reduce the number of people gathered together at one time. Starting in April 2022, employees have returned to the office on a modified schedule. We also continue to have a mask-wearing mandate for all on-site activities. We have taken measures to secure our research and development project activities, while work in laboratories has been organized to reduce risk of COVID-19 transmission.
Our liquidity has not been negatively impacted to date by the pandemic. During the six months ended June 30, 2022, and year ended December 31, 2021, we raised $72.5 million and $47.7 million, respectively, in net proceeds from the sale of shares of our common stock through "at the market" equity sale programs, and in January 2021 we closed an underwritten public offering of our common stock, with net proceeds to us of $162.1 million. As of June 30, 2022, our cash and cash equivalents and short-term investments were $348.1 million in the aggregate. Subsequent to June 30, 2022, we raised an additional $3.8 million under our “at the market” equity sale program.
The extent to which the pandemic will continue to impact our business and operations will depend on future developments, including travel restrictions to, from and within the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, which remain uncertain.
Reduction in Force
On July 18, 2022, we committed to and communicated a corporate reorganization plan, including a reduction in force, or the Reduction. The purpose of the Reduction is to decrease expenses, extend cash runway, and maintain a streamlined organization to support key clinical programs that are expected to drive long-term growth. As part of the Reduction, we have reduced overall headcount by approximately 55 employees, which represents 18% of our full-time employees. We have also terminated agreements with approximately 86% of our contractors. Along with other planned cost-saving measures, the

Reduction is expected to reduce our operating expenses by approximately 30% over the next 18 months and extend our cash runway into the third quarter of 2024. These projections do not give effect to any funds that we may raise through our “at the market” equity sale program or other fundraising mechanisms. We expect to incur a one-time pre-tax charge of approximately $1.6 million in the third quarter of 2022 related to the Reduction, consisting primarily of one-time severance payments upon termination, continued benefits for a specific period of time, and outplacement services.
Securities Class Action Settlement
In July 2022, we entered into a memorandum of understanding for the proposed settlement of the ongoing class action litigation described in this report under “Legal Proceedings.” The proposed settlement includes $30.0 million in cash and $14.0 million in shares of our common stock to settle all outstanding claims. The proposed settlement remains subject to approval by the court. Our insurance carriers have committed to pay the cash component of the settlement and we will therefore not incur any cash expenses associated with the litigation, other than legal fees and expenses incurred, which we estimate were approximately $11.0 million as of June 30, 2022.

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

Results of Operations
Revenue. Total revenue was $784,000 and $983,000, for the three and six months ended June 30, 2022, respectively, as compared to $273,000 and $644,000 for the three and six months ended June 30, 2021, respectively. Revenue primarily consisted of revenue from our Procurement Contract with the DoD and revenues under collaborative research and development arrangements, including arrangements with affiliated entities.
Research and development expenses. Research and development expenses for the three and six months ended June 30, 2022 were $56.5 million and $112.4 million, respectively, as compared to $70.8 million and $109.9 million for the three and six months ended June 30, 2021, respectively. The decreases for the three-month period year over year included:
•$21.9 million related to the acquisition and installation of manufacturing equipment for INO-4800 during 2021 that did not recur in 2022;
•$7.0 million in engineering services and expensed equipment related to our CELLECTRA® 3PSP device array automation project;
•$2.7 million in drug manufacturing related to our RRP study; and
•$1.9 million in outside services related to INO-4800.
These decreases were offset by:
•$8.3 million increase in drug manufacturing related to our COVID-19 variant studies and DARPA COVID-19 dMAb grant;
•$6.9 million lower contra-research and development expense recorded from grant agreements;
•$4.0 million in drug manufacturing and clinical study expenses related to INO-4800; and
•$2.8 million increase in employee compensation; among other variances.
The increases for the six-month period year over year included:
•$14.6 million in drug manufacturing and clinical study expenses related to INO-4800;
•$9.6 million in drug manufacturing related to our COVID-19 variant studies and DARPA COVID-19 dMAb grant;
•$13.2 million lower contra-research and development expense recorded from grant agreements; and

•$5.2 million in employee compensation.
These increases were offset by:
•$21.9 million decrease related to the acquisition and installation of manufacturing equipment for INO-4800 during 2021 that did not recur in 2022;
•$6.6 million decrease in engineering services and expensed equipment related to our CELLECTRA® 3PSP device array automation project;
•$3.8 million decrease in outside services related to INO-4800; and
•$2.4 million decrease in drug manufacturing related to our RRP study, among other variances.
Contributions received from current grant agreements and recorded as contra-research and development expense were $10.3 million and $17.8 million for the three and six months ended June 30, 2022, respectively, as compared to $17.2 million and $31.0 million for the three and six months ended June 30, 2021, respectively. The decrease for the three and six-month periods year over year was primarily due to a decrease of $10.5 million and $15.1 million, respectively, earned under the DoD 3PSP device development grant, and decreases of $879,000 and $2.7 million, respectively, earned under the grants from CEPI related to INO-4800 and device development activities, respectively, as these projects are near completion. These decreases were offset by an increase of $3.5 million and $4.8 million, respectively, earned primarily under the sub-grant through Wistar for DARPA COVID-19 dMAb, among other variances.
General and administrative expenses. General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, were $48.5 million and $64.4 million for the three and six months ended June 30, 2022, respectively, as compared to $12.7 million and $26.5 million for the three and six months ended June 30, 2021, respectively. Increases for the three and six-month periods year over year included:
•$44.0 million related to the class action securities litigation settlement reduced by $30.0 million of insurance recoveries, of which the net $14.0 million is the value of our common stock to be issued in connection with the settlement;
•$12.0 million and $11.8 million, respectively, in legal expenses primarily related to litigation matters;
•$6.9 million in severance expenses related to the separation of our former President and Chief Executive Officer in May 2022, including $4.2 million of stock based compensation expense related to equity award modifications;
•$1.5 million and $2.9 million, respectively, in employee compensation;
•$756,000 and $1.3 million, respectively, in other outside services; and
•$404,000 and $1.3 million, respectively, in insurance expenses, among other variances.
Stock-based compensation. Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense for the three and six months ended June 30, 2022 was $8.8 million and $16.0 million, respectively. Of these amounts, $2.2 million and $5.9 million, respectively, was included in research and development expenses, and $6.6 million and $10.1 million, respectively, was included in general and administrative expenses. Total employee and director stock-based compensation expense for the three and six months ended June 30, 2021 was $5.3 million and $14.5 million, respectively. Of these amounts, $2.7 million and $7.9 million, respectively, was included in research and development expenses, and $2.6 million and $6.6 million, respectively, was included in general and administrative expenses. The Company entered into a Separation Agreement with J. Joseph Kim, the Company's former President and Chief Executive Officer on May 10, 2022. Pursuant to the terms of the Separation Agreement, Dr. Kim's outstanding RSU's as of the separation date were fully vested and one-half of the RSUs were settled in the Company's common stock and one-half were settled in cash. Dr. Kim's outstanding stock options will continue to vest over a certain period and his vested stock options will remain exercisable until five years after the separation date. Stock-based compensation for the three and six months ended June 30, 2022 included a $4.2 million charge related to these modifications. This increase was offset by a lower weighted average grant date fair value for the awards granted during 2022.
Interest income. Interest income for the three and six months ended June 30, 2022 was $858,000 and $1.5 million, respectively, as compared to $928,000 and $1.7 million, respectively, for the three and six months ended June 30, 2021. The decrease for the three and six-month periods year over year was due to lower average cash balances.
Interest expense. Interest expense for the three and six months ended June 30, 2022 was $313,000 and $627,000, respectively, as compared to $467,000 and $980,000, respectively, for the three and six months ended June 30, 2021. The decrease for the three and six-month periods year over year was due to lower non-cash interest expense related to the $78.5 million aggregate principal amount of our 6.50% convertible senior notes due 2024 as a result of the adoption of ASU‑2020-06, and no interest expense recorded on the convertible promissory notes issued in December 2019 due to their full conversion into shares of our common stock in March 2021.
(Loss) gain on investment in affiliated entities. The (loss) gain results from the change in the fair market value of our investment in PLS for losses of $934,000 and $1.5 million, for the three and six months ended June 30, 2022, respectively, as compared to a gain of $279,000 and a loss of $552,000 for the three and six months ended June 30, 2021, respectively. We record our investment in PLS at its market value based on the closing price of the shares on the Korea New Exchange Market at each balance sheet date, with changes in fair value reflected in the condensed consolidated statements of operations.
Net unrealized (loss) gain on available-for-sale equity securities. The net unrealized gain (loss) on available-for-sale equity securities for the three and six months ended June 30, 2022 of $(4.0) million and $(8.8) million, respectively, as compared to $136,000 and $(711,000) for the three and six months ended June 30, 2021, respectively, resulted from a change in the fair market value of the investments.
Share in net loss of Geneos. The share in net loss of Geneos represents our share of Geneos' losses during the period after deconsolidation in June 2020.

Liquidity and Capital Resources
Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities for the advancement of DNA medicine candidates. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities, indebtedness and grants and government contracts.
Working Capital and Liquidity
As of June 30, 2022, we had cash and short-term investments of $348.1 million and working capital of $285.1 million, as compared to $401.3 million and $382.7 million, respectively, as of December 31, 2021.
Cash Flows
Operating Activities
Net cash used in operating activities was $112.4 million and $131.3 million for the six months ended June 30, 2022 and 2021, respectively. The variance was primarily due to the timing and changes in working capital balances, offset by increased operating expenses.
Investing Activities
Net cash provided by (used in) investing activities was $11.0 million and $(224.8) million for the six months ended June 30, 2022 and 2021, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Financing Activities
Net cash provided by financing activities was $71.4 million and $164.3 million for the six months ended June 30, 2022 and 2021, respectively. The variance was primarily due to the proceeds from the January 2021 underwritten public offering, partially offset by an increase in the proceeds from the sale of common stock under the Sales Agreement (defined below) in 2022 compared to 2021.
Issuances of Common Stock
On November 9, 2021, we entered into an ATM Equity OfferingSM Sales Agreement, or the Sales Agreement, with outside sales agents, or collectively, the Sales Agents, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock with aggregate gross proceeds of up to $300.0 million, through the Sales Agents.
Subject to the terms and conditions of the Sales Agreement, the Sales Agents may sell the common stock by any method permitted by law deemed to be an “at the market offering”. The Sales Agents will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us, including any price, time or size limits or other customary parameters or conditions we may impose. We will pay the Sales Agents a commission of up to three percent (3.0%) of the gross sales proceeds of any common stock sold through the Sales Agents under the Sales Agreement, and we have provided the Sales Agents with certain indemnification rights. During the six months ended June 30, 2022, we sold 28,950,958 shares of common stock under the Sales Agreement for aggregate net proceeds of $72.5 million. Subsequent to June 30, 2022, we raised an additional $3.8 million under the Sales Agreement.
On January 25, 2021, we closed an underwritten public offering of 20,355,000 shares of our common stock at a public offering price of $8.50 per share. The net proceeds, after deducting the underwriters' discounts and commissions and other offering expenses payable by us, were $162.1 million.

During the six months ended June 30, 2022, stock options to purchase 75,444 shares of common stock were exercised for aggregate net proceeds to us of $190,000, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $1.3 million. During the six months ended June 30, 2021, stock options to purchase 1,194,696 shares of common stock were exercised for aggregate net proceeds to us of $6.2 million, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $3.9 million.
Funding Requirements
As of June 30, 2022, we had an accumulated deficit of $1.4 billion and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. These activities will require additional financing. If these activities are successful and if we receive approval from the FDA to market our DNA medicine candidates, then we will need to raise additional funding to market and sell the approved products and equipment. We cannot predict the outcome of the above matters at this time. We are evaluating potential collaborations as an additional way to fund operations. We believe that our current cash and short-term investments are sufficient to meet our planned working capital requirements for at least the next twelve months from the date of this report.
We have existing supply agreements with contract manufacturers to manufacture INO-4800 drug substance. At June 30, 2022, we had an approximately $29.6 million minimum purchase obligation in connection with these agreements. We expect to satisfy these obligations from existing cash over the next twelve months.
As described above, in July 2022, we undertook a corporate reorganization plan, to decrease our expenses, extend our cash runway, and maintain a streamlined organization to support key clinical programs that we expect to drive our long-term growth. We expect these actions to reduce our operating expenses by approximately 30% over the next 18 months and extend our cash runway into the third quarter of 2024, without giving effect to any further fundraising efforts, whether under the Sales Agreement or otherwise.
During the six months ended June 30, 2022, there have been no other significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment-grade securities. During the six months ended June 30, 2022, there was a pronounced increase in prevailing interest rates in the United States, which contributed to a loss of $8.8 million in the market value of our investment portfolio during the period.
The interest rate on our indebtedness is fixed and not subject to fluctuations in interest rates.
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the six months ended June 30, 2022 were made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of certain cash and cash equivalents held in South Korea that are denominated in South Korean Won and the valuation of our equity investment in PLS, which is denominated in South Korean Won and then translated into United States dollars.
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
Inflation Risk

Inflation generally affects us by increasing our cost of labor. Although inflation has increased generally in the United States in recent months, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2022.

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
Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2022 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
Securities Litigation
On March 12, 2020, a purported shareholder class action complaint, McDermid v. Inovio Pharmaceuticals, Inc. and J. Joseph Kim, was filed in the United States District Court for the Eastern District of Pennsylvania, naming us and J. Joseph Kim, our former President and Chief Executive Officer, as defendants. The lawsuit alleges that we made materially false and misleading statements regarding our development of a vaccine for COVID-19 in our public disclosures in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On June 18, 2020, the court appointed Manuel Williams to serve as lead plaintiff. On August 3, 2020, Mr. Williams filed a consolidated complaint, naming us and three of our officers as defendants. On September 21, 2020, Mr. Williams and another purported stockholder, Andrew Zenoff filed a first amended complaint, naming us and three of our officers as defendants. Defendants filed a motion to dismiss plaintiff’s first amended complaint on November 5, 2020. On February 16, 2021, the court issued an order granting in part, and denying in part, Defendants’ motion to dismiss. The court granted Defendants’ motion to dismiss, and dismissed with prejudice, the claims premised on the April 30 and June 30, 2020 statements. The court denied Defendants’ motion to dismiss as to the remaining statements. On March 9, 2021, Defendants filed their answer to the complaint. After additional motions were filed in the case, in June 2022 the parties negotiated an agreement in principle to settle the shareholder class action complaint. Under the proposed settlement, we will pay $30.0 million in cash and $14.0 million in shares of our common stock to settle all outstanding claims. Our insurance carriers have committed to pay the $30.0 million cash component of the settlement. The parties are in the process of negotiating a stipulation of settlement and, thereafter, intend to file a motion for preliminary approval of settlement. The settlement is subject to court approval.
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
We have experienced significant operating losses over the last several years. As of June 30, 2022, our accumulated deficit was $1.4 billion. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our DNA medicine candidates or proprietary smart device technology and thus may never have any significant future revenues or achieve and sustain profitability.
We have limited sources of revenue and our success is dependent on our ability to develop our DNA medicines and proprietary smart device technology.
We do not sell any products and may not have any other products commercially available for several years, if at all. Our ability to generate future revenues depends heavily on our success in:
•developing and securing United States and/or foreign regulatory approvals for our DNA medicine candidates, including securing regulatory approval for conducting clinical trials with DNA medicine candidates;
•developing our proprietary smart device technology; and
•commercializing any products for which we receive approval from the FDA and foreign regulatory authorities.
Our proprietary smart device and DNA medicine candidates will require extensive additional clinical study and evaluation, regulatory approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote our proprietary smart device and DNA medicine candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. If we do not receive regulatory approval for and successfully commercialize any products, we will not generate any revenues from sales of proprietary smart device and DNA medicine products, and we may not be able to continue our operations.
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

We will need substantial additional capital to develop our DNA medicines and proprietary smart device technology.
Conducting the costly and time-consuming research, pre-clinical studies and clinical testing necessary to obtain regulatory approvals and bring our DNA medicine candidates and proprietary smart device technology to market will require a commitment of substantial funds in excess of our current capital. Our future capital requirements will depend on many factors, including, among others:
•the progress of our current and new product development programs;
•the progress, scope and results of our pre-clinical and clinical testing;
•the time and cost involved in obtaining regulatory approvals;
•the cost of manufacturing our DNA medicine candidates;
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
Risks Related to Product Development, Manufacturing and Regulatory Approval
If we are unable to obtain FDA approval of our product candidates, we will not be able to commercialize them in the United States.
We need FDA approval prior to marketing our proprietary smart device and DNA medicine candidates in the United States. If we fail to obtain FDA approval to market our proprietary smart device and DNA medicine candidates, we will be unable to sell our products in the United States, which will significantly impair our ability to generate any revenues.
This regulatory review and approval process, which includes evaluation of preclinical studies and clinical trials of our products as well as the evaluation of our manufacturing processes and our third-party contract manufacturers' facilities, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that our proprietary smart device and DNA medicine candidates are both safe and effective for each indication for which approval is sought. To the extent that our DNA medicine candidates are manufactured at multiple sites or using different processes, we will also need to demonstrate comparability across the manufacturing batches in order to obtain regulatory approval. Satisfaction of the approval requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product. We do not know if or when we might receive regulatory approvals for our proprietary smart device and any of our DNA medicine candidates currently under development. Moreover, any approvals that we obtain may not cover all of the clinical indications for which we are seeking approval, or could contain significant limitations in the form of narrow indications, warnings, precautions or contra-indications with respect to conditions of use. In such event, our ability to generate revenues from such products would be greatly reduced and our business would be harmed.
The FDA has substantial discretion in the approval process and may either refuse to consider our application for substantive review or may form the opinion after review of our data that our application is insufficient to allow approval of our proprietary smart device and DNA medicine candidates. If the FDA does not consider or approve our application, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA for approval or even to make our applications approvable. If any of these outcomes occur, we may be forced to abandon one or more of our applications for approval, which might significantly harm our business and prospects.
It is possible that none of our product candidates or any product we may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for us or our collaborators to commence product sales. Any delay in obtaining, or an inability to obtain, applicable regulatory approvals would prevent us from commercializing our products, generating revenues and achieving and sustaining profitability.
Even if our products receive regulatory approval in the United States, we may never receive approval or commercialize our products outside of the United States, and the same risk applies for products approved outside the United States, with respect to regulatory approval in the United States.
In order to market any proprietary smart device and DNA medicine candidates outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Likewise, the same is the case for any regulatory approvals procured outside the United States, with respect to the approval by the FDA. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval, and the regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Furthermore, regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. Such effects include the risks that our DNA medicine candidates may not be approved for all indications requested, which could limit the uses of our DNA medicine candidates and have an adverse effect on their commercial potential or require costly, post-marketing follow-up studies.
Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
Clinical testing is expensive and can take many years to complete, and its outcome is uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Results from one study may not be reflected or supported by the results of similar studies. Results of an animal study may not be indicative of results achievable in human studies. Human-use equipment and DNA medicine candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical testing. The time required to obtain approval by the FDA and similar foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials, depending upon numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change. We have not obtained regulatory approval for any human-use products.
Our product candidates could fail to complete the clinical trial process for many reasons, including the following:
•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our proprietary smart device or product candidate is safe and effective for any indication;
•the results of clinical trials may not meet the level of clinical or statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•we may not be successful in enrolling a sufficient number of participants in clinical trials;
•we may be unable to demonstrate that our proprietary smart device or DNA medicine candidates' clinical and other benefits outweigh their safety risks;
•we may be unable to demonstrate that our proprietary smart device or product candidate presents an advantage over existing therapies, or over placebo in any indications for which the FDA requires a placebo-controlled trial;
•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•the data collected from clinical trials of our DNA medicine candidates may not be sufficient to support the submission of a new drug application or other submission or to obtain regulatory approval in the United States or elsewhere;
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
•manufacturing sufficient quantities of our proprietary smart device and DNA medicine candidates for use in clinical trials;
•obtaining Internal Review Board, or IRB, approval to conduct a clinical trial at a prospective site;
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

If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our proprietary smart device and our DNA medicine candidates may be harmed and our ability to generate product revenues will be delayed or eliminated altogether. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Further, delays in the commencement, conduct or completion of clinical trials may adversely affect the trading price of our common stock.
None of our DNA medicine candidates have been approved for sale, and we may never develop commercially successful DNA medicine products.
Our DNA medicines programs are in various stages of research and development, and currently include DNA medicine candidates in discovery, preclinical studies and Phase 1, 2 and 3 clinical trials. There are limited data regarding the efficacy of DNA medicine candidates compared with conventional vaccines, and we must conduct a substantial amount of additional research and development before the FDA or any comparable foreign regulatory authority will approve any of our DNA medicine candidates. The success of our efforts to develop and commercialize our DNA medicine candidates could be delayed or fail for a number of reasons. For example, we could experience delays in product development and clinical trials. Our DNA medicine candidates could be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances to proceed with further clinical development or to be approved for marketing. Our products, even if they are deemed to be safe and effective by regulatory authorities, could be difficult to manufacture on a large scale or uneconomical to market, or our competitors could develop superior products more quickly and efficiently or more effectively market their competing products. The ability to manufacture sufficient quantities of our COVID-19 vaccine candidate on a large scale is particularly challenging and will require substantial resources and the engagement of third parties, which we may not be able to obtain on a timely basis, or at all.
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
We have decided to discontinue our INNOVATE trial of INO-4800 and instead are pursuing a strategy to develop our COVID-19 vaccine as a potential heterologous booster following administration of other primary vaccines which previously demonstrated vaccine efficacy and are currently used worldwide under EUA. However, there can be no guarantee that this revised strategy will be successful. We have not yet completed clinical trials of our COVID-19 vaccine candidate as a heterologous booster, and the results of our planned trials may not indicate efficacy or may indicate adverse events that could preclude its clinical viability. In addition, we have not yet identified a clear regulatory pathway for the approval of our COVID-19 vaccine candidate as a heterologous booster and we may not be successful in doing so. Further, the continued evolution of the SARS-CoV-2 virus could reduce the efficacy of our vaccine candidate as a potential booster.
There can be no assurance that our COVID-19 vaccine candidate will ever be granted an Emergency Use Authorization by the FDA or similar authorization by regulatory authorities outside of the United States if we were to decide to apply for such an authorization. The option of seeking an Emergency Use Authorization may no longer exist for our COVID-19 vaccine candidates, and if we cannot obtain such authorization or, if granted, it is terminated, we will be unable to sell the vaccine candidate and instead will be required to pursue the standard biologic licensure process, which is lengthy and expensive.
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
There is no guarantee that we will apply for an EUA or other similar authorization or, if we do apply, that we will be able to obtain such authorization. For example, we will only be able to seek an EUA for INO-4800 as a heterologous booster vaccine candidate; the outcome of which may not be successful. Even if an EUA or other authorization is ultimately granted, we will rely on the FDA or other applicable regulatory authority policies and guidance governing vaccines authorized in this manner in connection with the marketing and sale of our product. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our product could be adversely impacted. Regulatory authorities may also terminate an EUA if safety issues or other concerns about our product arise or if we fail to comply with the conditions of authorization. If we apply for an EUA or similar authorization from regulatory authorities outside of the United States, the failure to obtain such authorization or the termination of such an authorization, if obtained, would adversely impact our ability to market and sell our COVID-19 vaccine, which could adversely impact our business, financial condition and results of operations.
DNA medicines are a novel approach, and negative perception of the efficacy, safety, or tolerability of any investigational medicines that we develop could adversely affect our ability to conduct our business, advance our investigational medicines, or obtain regulatory approvals.
No DNA medicines have been granted EUA or have been approved to date by the FDA. Adverse events in clinical trials of our investigational medicines or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of DNA medicine, or other products that are perceived to be similar to DNA medicines, such as those related to other nucleic acid based vaccines such as mRNA vaccines, gene therapy or gene editing, could result in a decrease in the perceived benefit of one or more of our programs, increased regulatory scrutiny, decreased confidence by patients and clinical trial collaborators in our investigational medicines, and less demand for any product that we may develop. Our pipeline of DNA medicine candidates could result in a greater quantity of reportable adverse events, including suspected unexpected serious adverse reactions, other reportable negative clinical outcomes, manufacturing reportable events or material clinical events that could lead to clinical delay or hold by the FDA or applicable regulatory authority or other clinical delays, any of which could negatively impact the perception of one or more of our programs, as well as our business as a whole. In addition, responses by U.S., state, or foreign governments to negative public perception may result in new legislation or regulations that could limit our ability to develop any investigational medicines or commercialize any approved products, obtain or maintain regulatory approval, or otherwise achieve profitability. More restrictive statutory regimes, government regulations, or negative public opinion would have an adverse effect on our business, financial condition, results of operations, and prospects and may delay or impair the development of our investigational medicines and commercialization of any approved products or demand for any products we may develop.
If we and the contract manufacturers upon whom we rely fail to produce our proprietary smart devices and DNA medicine candidates in the volumes that we require on a timely basis, or at all, or fail to comply with their obligations to us or with stringent regulations, we may face delays in the development and commercialization of our proprietary smart device and DNA medicine candidates.
We manufacture some components of our proprietary smart devices and utilize the services of contract manufacturers to manufacture the remaining components of these devices. We also rely on third party contract manufacturers to produce our DNA medicine candidates for use in our clinical trials and potentially for commercial distribution, if any product candidate is approved by regulatory authorities. The manufacture of these devices and our DNA medicine candidates requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers often encounter difficulties in production, particularly in scaling up for commercial production. These problems include difficulties with production costs and yields, quality control, including stability of the equipment and DNA medicine candidates and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations.
If we or our manufacturers were to encounter any of these difficulties or our manufacturers otherwise fail to comply with their obligations to us, our ability to provide our proprietary smart device to our partners and to supply DNA medicine candidates for clinical trials or to commercially launch a product would be jeopardized. For example, we previously relied on VGXI to manufacture DNA plasmids for our DNA medicine candidates, including INO-4800. In 2020, VGXI notified us that they would be unable to produce the necessary plasmids to meet this timeline due to a lack of manufacturing capacity. As a result, we have engaged several additional third-party contract manufacturers to support the planned large-scale manufacturing of INO-4800. However, there can be no assurance that we will be able to secure adequate additional manufacturing capacity on commercially reasonable terms. Our inability to secure sufficient manufacturing capacity, or our inability to transfer necessary manufacturing know-how to third parties, would adversely affect our commercialization plans and could also harm our reputation.
Furthermore, any delay or interruption in the supply of clinical trial supplies for our DNA medicine candidates could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial program and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the trials completely.
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
Our product candidates are combination products regulated under both the biologic and device regulations of the Public Health Service Act and Federal Food, Drug, and Cosmetic Act. Third-party manufacturers may not be able to comply with cGMP regulations, regulations applicable to biologic/device combination products, including applicable provisions of the FDA’s drug cGMP regulations, device cGMP requirements embodied in the quality system regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates.
We are dependent on single-source suppliers for some of the components and materials used in, and the processes required to develop, our product candidates and investigational medicines.
We currently depend on single-source suppliers for some of the components and materials used in, and manufacturing processes required to develop and commercialize, our product candidates and investigational medicines. We cannot ensure that these suppliers or service providers will remain in business, have sufficient capacity or supply to meet our needs, or that they will not be purchased by one of our competitors or another company that may not be interested in continuing to work with us. Our use of single-source suppliers of raw materials, components, key processes, and finished goods exposes us to several risks, including disruptions in supply, price increases, or late deliveries. There are, in general, relatively few alternative sources of supply for substitute components. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components, materials, and processes could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any single-source supplier or service provider could lead to supply delays or interruptions which would damage our business, financial condition, results of operations, and prospects.
If we have to switch to a replacement supplier, the manufacture and delivery of our product candidates or investigational medicines could be interrupted for an extended period, which could adversely affect our business. Establishing additional or replacement suppliers for any of the components or processes used in our product candidates or investigational medicines, if required, may not be accomplished quickly. If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. While we seek to maintain adequate inventory of the single-source components and materials used in our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to supply our investigational medicines.
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

Even if United States regulatory approval is obtained, regulators may still impose significant restrictions on a product's indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. This governmental oversight may be particularly strict with respect to gene-based therapies. Our products will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, record keeping and submission of safety and other post-market information. For example, the FDA strictly regulates the promotional claims that may be made about medical products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. However, companies may in certain circumstances share truthful and not misleading information that is otherwise consistent with the product’s FDA approved labeling. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our DNA medicine candidates, or the manufacturing facilities for our DNA medicine candidates fail to comply with applicable regulatory requirements, a regulatory agency may:
•issue Warning Letters or untitled letters;
•impose civil or criminal penalties;
•suspend regulatory approvals;
•suspend any ongoing clinical trials;
•refuse to approve pending applications or supplements to applications filed by us;
•impose restrictions on operations, including costly new manufacturing requirements; or
•seize or detain products or require us to initiate a product recall.
Because we are developing some of our investigational DNA medicines for the treatment of diseases in which there is little clinical experience and, in some cases, using new endpoints or methodologies, the FDA or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results.
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
We have obtained Orphan Drug Designation for one of our DNA medicine candidates. As part of our business strategy, we may continue to seek Orphan Drug Designation for additional DNA medicine candidates, and we may be unsuccessful in obtaining new designations or may be unable to obtain or maintain the benefits associated with Orphan Drug Designation, including the potential for orphan drug exclusivity.
We have obtained Orphan Drug Designation from the FDA for INO-3107 for the treatment of recurrent respiratory papillomatosis. We have sought and may continue to seek Orphan Drug Designation for one or more of our other DNA medicine candidates, although we may be unsuccessful in doing so. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as tax advantages and user fee waivers. Opportunities for grant funding toward clinical trial costs may also be available for clinical trials of drugs for rare diseases, regardless of whether the drugs are designated for the orphan use. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years, except in limited circumstances.
Although we have obtained Orphan Drug Designation for INO-3107 for the treatment of recurrent respiratory papillomatosis, and even if we obtain Orphan Drug Designation for our other DNA medicine candidates in specific indications, we may not be the first to obtain marketing approval of these DNA medicine candidates for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. If a competitor with a product that is determined by the FDA to be the same as one of our DNA medicine candidates obtains marketing approval before us for the same indication we are pursuing and obtains orphan drug exclusivity, our product candidate may not be approved until the period of exclusivity ends unless we are able to demonstrate that our product candidate is clinically superior. Even after obtaining approval, we may be limited in our ability to market our product. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different principal molecular structural features can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same principal molecular structural features for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for some of our DNA medicine candidates, we may never receive such designations.
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
We have entered into, and may continue to enter into, distribution, co-promotion, partnership, sponsored research and other arrangements for development, manufacturing, sales, marketing and other commercialization activities relating to our products. For example, in the past we have entered into license and collaboration agreements to develop, obtain regulatory approval for and commercialize our DNA medicine candidates for specified indications, including in jurisdictions outside of the United States. The amount and timing of resources applied by our collaborators are largely outside of our control.
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
We have entered into agreements with government agencies, such as the National Institutes of Health’s National Institute of Allergy and Infectious Diseases, DARPA, Medical CBRN Defense Consortium and the Department of Defense Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense, or DoD, and we intend to continue entering into these types of agreements in the future. Our business is partially dependent on the continued performance by these government agencies of their responsibilities under these agreements, including adequate continued funding of the agencies and their programs. We have no control over the resources and funding that government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time. For example, in April 2021 we were notified by the DoD that it discontinued funding for the Phase 3 segment of our INNOVATE trial, which resulted in increased expenditures by us.
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
We and our collaborators rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we and our collaborators may not be able to obtain regulatory approval for or commercialize our DNA medicine candidates.
We and our collaborators have entered into agreements with CROs to provide monitors for and to manage data for our on-going clinical programs. We and the CROs conducting clinical trials for our proprietary smart device and DNA medicine candidates are required to comply with current good clinical practices, or GCPs, regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or the CROs conducting clinical trials of our DNA medicine candidates fail to comply with applicable GCPs, the clinical data generated in the clinical trials may be deemed unreliable and the FDA may require additional clinical trials before approving any marketing applications.
If any relationships with CROs terminate, we or our collaborators may not be able to enter into arrangements with alternative CROs. In addition, these third-party CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our on-going clinical programs or perform trials efficiently. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could harm our competitive position. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our DNA medicine candidates. As a result, our financial results and the commercial prospects for our DNA medicine candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. Cost overruns by or disputes with our CROs may significantly increase our expenses.
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
Risks Related to Commercialization of Our DNA Medicine Candidates
We currently have a small marketing organization and no sales organization. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, if approved, we may not be able to generate product revenues.
We currently have a small commercial organization to support pre-commercial activities for our proprietary smart device and DNA medicine candidates, if approved. In order to commercialize any products, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We contemplate establishing our own sales force or seeking third-party partners to sell our products. The establishment and development of our own sales force to market any products we may develop will be expensive and time-consuming and could delay any product launch, and we may not be able to successfully develop this capability. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. To the extent we rely on third parties to commercialize our approved products, if any, we will receive lower revenues than if we commercialized these products ourselves. In addition, we may have little or no control over the sales efforts of third parties involved in our commercialization efforts. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize our DNA medicine candidates which would negatively impact our ability to generate product revenues.
If products for which we receive regulatory approval do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.
The commercial success of our proprietary smart device and DNA medicine candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by both the medical community and patient population. Coverage and reimbursement of our DNA medicine candidates by third-party payors, including government payors, generally is also necessary for optimal commercial success. The degree of market acceptance of any of our approved products will depend on a number of factors, including:
•our ability to provide acceptable evidence of safety and efficacy;
•the relative convenience and ease of administration, including the acceptance and usage of our proprietary smart device by the medical community;
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
If our proprietary smart device and DNA medicine candidates are approved but do not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of our DNA medicine candidates may require significant resources and may never be successful.
We are subject to uncertainty relating to coverage and reimbursement policies which, if not favorable to our DNA medicine candidates, could hinder or prevent our products' commercial success.
Patients in the United States and elsewhere generally rely on third-party payors to reimburse part or all of the costs associated with their prescription drugs and medical treatments. Accordingly, our ability to commercialize our proprietary smart device and DNA medicine candidates successfully will depend in part on the extent to which governmental authorities, including Medicare and Medicaid, private health insurers and other third-party payors establish appropriate coverage and reimbursement levels for our DNA medicine candidates and related treatments. As a threshold for coverage and reimbursement, third-party payors in the United States generally require that drug products and vaccines have been approved for marketing by the FDA.
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
Additionally, some of our products, if approved, will be provided under the supervision of a physician. When used in connection with medical procedures, our DNA medicine candidates may not be reimbursed separately but their cost may instead be bundled as part of the payment received by the provider for the procedure only. Separate reimbursement for the product itself or the treatment or procedure in which our product is used may not be available. A decision by a third-party payor not to cover or separately reimburse for our DNA medicine candidates or procedures using our DNA medicine candidates, could reduce physician utilization of our products once approved.
Coverage and reimbursement policies for products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for products among third-party payors in the United States. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time-consuming and costly which will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained. It is difficult to predict at this time what government authorities and third-party payors will decide with respect to coverage and reimbursement for our products.
A significant trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular products and services. Third-party payors are increasingly challenging the effectiveness of and prices charged for medical products and services. Moreover, the U.S. government, state legislatures and foreign governmental entities have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage and requirements for substitution of generic products for branded prescription drugs. We may not be able to obtain third-party payor coverage or reimbursement for our products in whole or in part.
Risks Related to Employee and Operational Matters
Our operating results may be harmed if our restructuring plans do not achieve the anticipated results or cause undesirable consequences.
In July 2022, we undertook a restructuring plan that resulted in a reduction in headcount of approximately 55 employees and a significant majority of our contractors. Restructuring plans may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation. Furthermore, employees whose positions will be eliminated in connection with these restructuring plans may seek future employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot be certain that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot be certain that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our current or any future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new growth or revenue opportunities. Any restructuring activities we undertake may take longer than expected and may require changes to our business that we are unable to implement. If we are unsuccessful in implementing our cost saving initiatives and restructuring plans or if we do not achieve our expected results, our results of operations and cash flows could be adversely affected.

We are currently subject to litigation and may become subject to additional litigation, which could harm our business, financial condition and reputation.
We may have actions brought against us by stockholders relating to past transactions, changes in our stock price or other matters. For example, numerous purported shareholder class action complaints have been filed against us, naming us and our directors and executive officers as defendants, and alleging that we made materially false and misleading statements regarding the development of INO-4800 in violation of certain federal securities laws. Although we have entered into an agreement to settle the current class action litigation, there can be no guarantee that we will not become subject to similar claims in the future. We may also become party to litigation with third parties as a result of our business activities. In 2020, we filed a lawsuit against one of our contract manufacturers, who then filed a counterclaim against us alleging that we had breached our contract with them, among other claims. There can be no assurance that we will ultimately prevail in the ongoing litigation matters described in this report or in future litigation matters. These and any potential future actions against us could give rise to substantial damages, which could have a material adverse effect on our financial position, liquidity or results of operations. Even if an action is not resolved against us, the uncertainty and expense associated with litigation could harm our business, financial condition and reputation, as litigation is often costly, time-consuming and disruptive to business operations. The defense of our existing and potential future lawsuits could also result in diversion of our management's time and attention away from business operations, which could harm our business.
We have experienced recent changes to our leadership team, which creates uncertainty and could harm our business.
We have recently experienced changes to our leadership team. Our former President and Chief Executive Officer, Dr. Joseph Kim, who served in those roles since 2009, resigned in May 2022, and Dr. Jacqueline Shea, previously our Chief Operating Officer, was appointed to those roles. Although Dr. Shea has served with our company since 2019, the management transition could create uncertainty and potentially disrupt our operations and relationships with employees, suppliers and partners and result in operational inefficiencies, decreased employee morale and productivity and increased turnover. Any departure at a senior level could be particularly disruptive given that we are already experiencing leadership transitions and, to the extent we experience additional turnover, competition for top management is high such that it may take some time to find a candidate that meets our requirements. In addition, our competitors may seek to use this management transition and the related potential disruptions to gain a competitive advantage over us. If we are unable to successfully navigate the transition of our chief executive officer, our business could suffer.
We depend upon key personnel who may terminate their employment with us at any time and we may need to hire additional qualified personnel in order to obtain financing, pursue collaborations or develop or market our DNA medicine candidates.
The success of our business strategy will depend to a significant degree upon the continued services of key management, technical and scientific personnel and our ability to attract and retain additional qualified personnel and managers, including personnel with expertise in clinical trials, government regulation, manufacturing, marketing and other areas. Competition for qualified personnel is intense among companies, academic institutions and other organizations. If we are unable to attract and retain key personnel and advisors, it may negatively affect our ability to successfully develop, test, commercialize and market our products and DNA medicine candidates.
Our business could be adversely affected by the effects of health epidemics, including the global COVID-19 pandemic.
In response to the COVID-19 pandemic, in 2020 a number of governmental orders and other public health guidance measures were implemented across much of the United States, including in the locations of our offices, laboratories, clinical trial sites and third parties on whom we rely. As a result, our expected clinical development timelines were negatively impacted. During the pandemic, we implemented and have continued a work from home policy allowing employees who can work from home to do so, while those needing to work in laboratory facilities work in shifts to reduce the number of people gathered together at one time. Starting in April 2022, employees have returned to the office on a modified schedule. We also continue to have a mask-wearing mandate for all on-site activities. We have taken measures to secure our research and development project activities, while work in laboratories has been organized to reduce risk of COVID-19 transmission. Our reliance on personnel working from home may negatively impact our productivity, or could disrupt, delay or otherwise adversely impact our business.
In addition, as local jurisdictions continue to put restrictions in place or reinstitute restrictions they had previously lifted, our ability to continue to conduct and enroll patients in our clinical trials, manufacture our DNA medicine candidates and pursue collaborations may also be limited. Such events may result in business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. The COVID-19 pandemic has also caused supply chain disruptions and supply shortages globally. As a result, we have experienced delays and disruptions in obtaining clinical supplies, manufacturing supplies and components, and have had to secure new vendors for certain supplies and components at higher prices. Some manufacturing supplies and components remain in limited supply with uncertain delivery dates.
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
The extent to which COVID-19 may continue to impact our business, operations and clinical trials will depend on future developments, including travel restrictions to, from and within the United States and, other countries, the effectiveness of actions taken in the United States and other countries to contain and treat the disease. The ultimate long-term impact of COVID-19 on our business remains uncertain.
We face intense and increasing competition and steps taken by our competitors such as the introduction of a new, disruptive technology may impede our ability to successfully commercialize our DNA medicines, if approved.
If any of our competitors develop products with efficacy or safety profiles significantly better than our product candidates and introduce new, disruptive technology, we may not be able to commercialize our products, if approved, and sales of any of our commercialized products could be harmed. Some of our competitors and potential competitors have substantially greater product development capabilities and financial, scientific, marketing and human resources than we do. Competitors may develop products earlier, obtain FDA approvals for products more rapidly, or develop products that are more effective than those under development by us. We will seek to expand our technological capabilities to remain competitive; however, research and development by others may render our technologies or product candidates obsolete or noncompetitive, or result in treatments or cures superior to ours.
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
The use of our proprietary smart device and DNA medicine candidates in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. For example, pharmaceutical companies have been subject to claims that the use of some pediatric vaccines has caused personal injuries, including brain damage, central nervous system damage and autism, and these companies have incurred material costs to defend these claims. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:
•decreased demand for our DNA medicine candidates;
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011 included reductions to Medicare payments to providers of 2% per fiscal year, which, due to subsequent legislative amendments to the statute will remain in effect until 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
There has also been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In 2020, the FDA released a final rule and guidance providing pathways for states to build and submit importation plans for drugs from Canada, and the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2027. In 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation (MFN) executive order, which would have tied Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Further, at the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

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
Our and our third-party manufacturers' activities involve the controlled storage, use and disposal of hazardous materials, including the components of our DNA medicine candidates and other hazardous compounds. We and our manufacturers are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In the event of an accident, state or federal authorities may curtail the use of these materials and interrupt our business operations. If we are subject to any liability as a result of our or our third-party manufacturers' activities involving hazardous materials, our business and financial condition may be adversely affected.
We have entered into collaborations with Chinese companies and conduct certain research and development activities in China. Uncertainties regarding the interpretation and enforcement of Chinese laws, rules and regulations, a trade war, political unrest or unstable economic conditions in China could materially adversely affect our business, financial condition and results of operations.
We conduct research and development activities in China for INO-4800 through our collaboration with Advaccine. In addition, we are party to a license and collaboration agreement with China-based company ApolloBio, pursuant to which ApolloBio has the exclusive right to develop and commercialize VGX-3100 in China, Hong Kong, Macao and Taiwan. The Chinese legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Because Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, we are exposed to the possibility of disruption of our research and development activities in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to increased costs for clinical materials that are manufactured in China. These interruptions or failures could also impede commercialization of our DNA medicine candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. These uncertainties may impede our ability to enforce the contracts we have entered into and our ability to continue our research and development activities and could materially and adversely affect our business, financial condition and results of operations.
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
Our commercial success will depend in part on obtaining and maintaining patent, trademark, trade secret, and other intellectual property protection relating to our proprietary smart device and DNA medicine candidates, as well as successfully defending these intellectual property rights against third-party challenges.
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
If we or our licensors fail to obtain or maintain patent protection or trade secret protection for our DNA medicine candidates or our technologies, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and attain profitability.
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
Although our common stock is listed on the Nasdaq Global Select Market, we cannot be certain that an active trading market for our shares will continue to be sustained. If an active market for our common stock is not sustained, it may be difficult for investors in our common stock to sell shares without depressing the market price for the shares or to sell the shares at all.
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
•fluctuating public or scientific interest in the potential for our vaccines or other DNA medicine candidates to address COVID-19 or other diseases;
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
Under Sections 382 and 383 of the revised Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity by certain significant shareholders over a rolling three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our share ownership, some of which would be outside our control. If our ability to use our net operating losses and other tax attributes is limited by ownership changes, we may be unable to utilize a material portion of our net operating losses and other tax attributes to offset our future taxable income. In addition, there is also a risk that due to changes in laws and regulations, such as alternative minimum taxes or suspensions on the use of net operating losses, or other unforeseen reasons, our existing net operating losses could expire or otherwise become unavailable to offset future income tax liabilities.
General Risk Factors
Our quarterly operating results may fluctuate significantly.
We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:
•variations in the level of expenses related to our proprietary smart device, DNA medicine candidates or future development programs;
•expenses related to corporate transactions, including ones not fully completed;
•addition or termination of clinical trials or funding support;
•any intellectual property infringement lawsuit in which we may become involved;
•any legal claims that may be asserted against us or any of our officers;
•regulatory developments affecting our proprietary smart device and DNA medicine candidates or those of our competitors;
•debt service obligations;
•changes in the fair value of our investments, including investments in affiliated entities;
•our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements; and
•if any of our DNA medicine candidates receive regulatory approval, the levels of underlying demand for our products.
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

ITEM 6.    EXHIBITS
(a)    Exhibits

Exhibit Number	Description of Document
3.1	Certificate of Incorporation with all amendments (incorporated by reference to Exhibit 3.1 of the registrant’s Form S-3 registration statement, filed on July 23, 2014).

3.2	Amended and Restated Bylaws of Inovio Pharmaceuticals, Inc. dated August 10, 2011 (incorporated by reference to Exhibit 3.2 to the registrant’s Form 8-K current report filed on August 12, 2011).

10.1^	Separation Agreement, dated as of May 10, 2022, by and between the registrant and J. Joseph Kim (filed herewith).

10.2+	Inovio Pharmaceuticals, Inc. 2022 Inducement Plan (incorporated by reference to Exhibit 99.1 of the registrant’s Form S-8 registration statement, filed on June 30, 2022).

10.3+	Form of Option Grant Package under 2022 Inducement Plan (incorporated by reference to Exhibit 99.2 of the registrant’s Form S-8 registration statement, filed on June 30, 2022).

10.4+	Form of RSU Grant Package under 2022 Inducement Plan (incorporated by reference to Exhibit 99.3 of the registrant’s Form S-8 registration statement, filed on June 30, 2022).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

+	Indicates management contract or compensatory plan.

^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inovio Pharmaceuticals, Inc.

Date:	August 9, 2022	By	/s/ JACQUELINE E. SHEA
Jacqueline E. Shea President, Chief Executive Officer and Director (On Behalf of the Registrant)

Date:	August 9, 2022	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)