Form 10-Q
period 2022-09-30
INOVIO PHARMACEUTICALS, INC.
filed 2022-11-08
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 249,489,264 as of November 7, 2022.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended September 30, 2022

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
•We will need substantial additional capital to develop our DNA medicines and proprietary smart device technology, which may prove difficult and costly to obtain.
•None of our DNA medicine candidates have been approved for sale, and we may never develop commercially successful DNA medicine products.
•We previously expended significant resources on the development of a COVID-19 vaccine candidate but recently discontinued internal funding efforts. We are now only pursuing development, in collaboration with third parties, as a potential heterologous booster vaccine, but there can be no assurance that our candidate will ever receive regulatory approval as a vaccine booster in any country, whether by Emergency Use Authorization or otherwise.
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
•Our operating results may be harmed if our restructuring plans do not achieve the anticipated results or cause undesirable consequences.
•We are currently subject to litigation and may become subject to additional litigation, which could harm our business, financial condition and reputation.
•We face intense and increasing competition and steps taken by our competitors, such as the introduction of a new, disruptive technology, may impede our ability to successfully commercialize our DNA medicines, if approved.
•We have entered into collaborations with Chinese companies and conduct certain research and development activities in China. Uncertainties regarding the interpretation and enforcement of Chinese laws, rules and regulations, a trade war, political unrest or unstable economic conditions in China could materially adversely affect our business, financial condition and results of operations.
•It is difficult and costly to generate and protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.
•If we are sued for infringing intellectual property rights of third parties, it will be costly and time-consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Part I. Financial Information
Item 1.    Financial Statements

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,988,239	$71,143,778
Short-term investments	259,894,898	330,170,940
Accounts receivable	2,442,866	5,466,850
Accounts receivable from affiliated entities	7,637,820	2,565,194
Prepaid expenses and other current assets	57,970,979	38,836,991
Prepaid expenses and other current assets from affiliated entities	273,211	261,192
Total current assets	350,208,013	448,444,945
Fixed assets, net	15,588,103	17,453,206
Investment in affiliated entity	2,129,992	3,906,796
Intangible assets, net	2,249,444	2,626,355
Goodwill	10,513,371	10,513,371
Operating lease right-of-use assets	10,577,077	11,571,026
Other assets	701,986	1,425,794
Total assets	$391,967,986	$495,941,493
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$74,147,792	$47,644,530
Accounts payable and accrued expenses due to affiliated entities	1,633,788	548,032
Accrued clinical trial expenses	13,485,846	10,326,266
Deferred revenue	—	21,628
Operating lease liability	2,820,862	2,603,956
Grant funding liability	2,709,953	4,559,721
Grant funding liability from affiliated entity	116,500	37,500
Total current liabilities	94,914,741	65,741,633
Deferred revenue, net of current portion	—	64,361
Convertible senior notes	16,301,352	14,959,647
Operating lease liability, net of current portion	13,312,383	15,459,559
Deferred tax liabilities	32,046	32,046
Other liabilities	710,348	14,826
Total liabilities	125,270,870	96,272,072
Stockholders’ equity:
Preferred stock	—	—
Common stock	249,484	217,382
Additional paid-in capital	1,700,717,489	1,609,589,797
Accumulated deficit	(1,433,384,645)	(1,209,855,522)
Accumulated other comprehensive loss	(885,212)	(282,236)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	266,697,116	399,669,421
Total liabilities and stockholders’ equity	$391,967,986	$495,941,493

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue from collaborative arrangements and other contracts	$9,154,133	$291,698	$10,137,602	$935,643
Operating expenses:
Research and development	33,087,130	47,088,669	145,530,626	156,941,505
General and administrative	11,824,047	13,156,183	76,234,341	39,703,718
Total operating expenses	44,911,177	60,244,852	221,764,967	196,645,223
Loss from operations	(35,757,044)	(59,953,154)	(211,627,365)	(195,709,580)
Other income (expense):
Interest income	1,365,759	766,271	2,893,240	2,463,618
Interest expense	(313,488)	(476,374)	(940,464)	(1,456,134)
Loss on investment in affiliated entities	(305,061)	(21,999)	(1,776,804)	(573,656)
Net unrealized loss on available-for-sale equity securities	(1,833,284)	(455,299)	(10,641,026)	(1,166,764)
Other (expense) income, net	(940,778)	(28,486)	(1,097,294)	165,773
Net loss before share in net loss of Geneos	(37,783,896)	(60,169,041)	(223,189,713)	(196,276,743)
Share in net loss of Geneos	—	—	(2,165,213)	(434,387)
Net loss	$(37,783,896)	$(60,169,041)	$(225,354,926)	$(196,711,130)
Net loss per share
Basic and diluted	$(0.15)	$(0.29)	$(0.96)	$(0.95)
Weighted average number of common shares outstanding
Basic and diluted	249,351,023	210,304,836	234,634,724	207,455,684

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(37,783,896)	$(60,169,041)	$(225,354,926)	$(196,711,130)
Other comprehensive (loss) income:
Foreign currency translation	(16,563)	(10,872)	(37,903)	(22,813)
Unrealized (loss) gain on short-term investments, net of tax	(218,985)	18,849	(565,073)	21,031
Comprehensive loss	$(38,019,444)	$(60,161,064)	$(225,957,902)	$(196,712,912)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three and Nine Months Ended September 30, 2022
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2021	9	$—	217,382,887	$217,382	$1,609,589,797	$(1,209,855,522)	$(282,236)	$399,669,421
Cumulative adjustment from adoption of ASU 2020-06	—	—	—	—	(3,294,019)	1,825,803	—	(1,468,216)
Issuance of common stock for cash, net of financing costs	—	—	8,480,483	8,481	29,356,057	—	—	29,364,538
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	647,350	646	(943,167)	—	—	(942,521)
Stock-based compensation	—	—	—	—	7,711,151	—	—	7,711,151
Net loss	—	—	—	—	—	(79,073,719)	—	(79,073,719)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(169,097)	(169,097)
Foreign currency translation	—	—	—	—	—	—	(6,555)	(6,555)
Balance at March 31, 2022	9	$—	226,510,720	$226,509	$1,642,419,819	$(1,287,103,438)	$(457,888)	$355,085,002
Issuance of common stock for cash, net of financing costs	—	—	20,470,475	20,471	43,136,363	—	—	43,156,834
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	523,352	523	(218,213)	—	—	(217,690)
Stock-based compensation	—	—	—	—	8,336,053	—	—	8,336,053
Net loss	—	—	—	—	—	(108,497,311)	—	(108,497,311)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(176,991)	(176,991)
Foreign currency translation	—	—	—	—	—	—	(14,785)	(14,785)
Balance at June 30, 2022	9	$—	247,504,547	$247,503	$1,693,674,022	$(1,395,600,749)	$(649,664)	$297,671,112
Issuance of common stock for cash, net of financing costs	—	—	1,892,730	1,893	3,764,049	—	—	3,765,942
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	87,987	88	45,514	—	—	45,602
Stock-based compensation	—	—	—	—	3,233,904	—	—	3,233,904
Net loss	—	—	—	—	—	(37,783,896)	—	(37,783,896)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(218,985)	(218,985)
Foreign currency translation	—	—	—	—	—	—	(16,563)	(16,563)
Balance at September 30, 2022	9	$—	249,485,264	$249,484	$1,700,717,489	$(1,433,384,645)	$(885,212)	$266,697,116

	Three and Nine Months Ended September 30, 2021
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2020	9	$—	186,851,493	$186,851	$1,367,406,869	$(906,196,812)	$(256,150)	$461,140,758
Issuance of common stock for cash, net of financing costs		—	20,355,000	20,355	162,084,675	—	—	162,105,030
Conversion of December 2019 Bonds to common stock	—	—	1,009,450	1,009	4,376,883	—	—	4,377,892
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	1,118,093	1,118	(1,202,907)	—	—	(1,201,789)
Stock-based compensation	—	—	—	—	9,595,947	—	—	9,595,947
Net loss	—	—	—	—	—	(54,402,131)	—	(54,402,131)
Unrealized gain on short-term investments	—	—	—	—	—	—	4,861	4,861
Foreign currency translation	—	—	—	—	—	—	(14,419)	(14,419)
Balance at March 31, 2021	9	$—	209,334,036	$209,333	$1,542,261,467	$(960,598,943)	$(265,708)	$581,606,149
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	812,844	813	3,440,610	—	—	3,441,423
Stock-based compensation	—	—	—	—	5,646,358	—	—	5,646,358
Net loss	—	—	—	—	—	(82,139,958)	—	(82,139,958)
Unrealized loss on short-term investments	—	—	—	—	—	—	(2,679)	(2,679)
Foreign currency translation	—	—	—	—	—	—	2,478	2,478
Balance at June 30, 2021	9	$—	210,146,880	$210,146	$1,551,348,435	$(1,042,738,901)	$(265,909)	$508,553,771
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	215,954	216	(440,996)	—	—	(440,780)
Stock-based compensation	—	—	—	—	5,620,452	—	—	5,620,452
Net loss	—	—	—	—	—	(60,169,041)	—	(60,169,041)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	18,849	18,849
Foreign currency translation	—	—	—	—	—	—	(10,872)	(10,872)
Balance at September 30, 2021	9	—	210,362,834	$210,362	$1,556,527,891	$(1,102,907,942)	$(257,932)	$453,572,379

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(225,354,926)	$(196,711,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,776,672	2,094,896
Amortization of intangible assets	376,911	393,644
Amortization of operating lease right-of-use assets	993,949	863,060
Non-cash stock-based compensation	19,281,108	20,862,757
Non-cash interest on senior convertible notes	(126,511)	378,331
Amortization of (discounts) premiums on investments	(584,816)	1,150,985
(Gain) loss on short-term investments	1,265,669	(117,877)
Loss on disposal of fixed assets	157,666	—
Gain on remeasurement of investment in Geneos	(165,215)	—
Loss on equity investment in affiliated entities	1,776,804	573,656
Share of net loss in Geneos	2,165,213	434,387
Net unrealized loss on available-for-sale equity securities	10,641,026	1,166,764
Unrealized transaction gain on foreign-currency denominated debt	—	(176,927)
Changes in operating assets and liabilities:
Accounts receivable, including from affiliated entities	(2,048,642)	11,938,660
Prepaid expenses and other current assets, including from affiliated entities	(19,146,007)	(52,576,760)
Other assets	723,808	24,202,365
Accounts payable and accrued expenses, including due to affiliated entities	27,323,827	7,270,652
Accrued clinical trial expenses	3,159,580	3,668,480
Deferred revenue, including from affiliated entity	(85,989)	20,111
Operating lease right-of-use assets and liabilities, net	(1,930,270)	(1,723,265)
Grant funding liability, including from affiliated entity	(1,770,768)	(1,536,629)
Other liabilities	695,522	6,478
Net cash used in operating activities	(179,875,389)	(177,817,362)
Cash flows from investing activities:
Purchases of investments	(203,549,807)	(308,464,967)
Proceeds from sale or maturity of investments	261,938,897	140,201,825
Purchases of capital assets	(804,044)	(587,348)
Investment in Geneos	(1,999,998)	—
Net cash provided by (used in) investing activities	55,585,048	(168,850,490)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	76,287,314	162,105,030
Proceeds from stock option exercises	283,022	6,410,202
Taxes paid related to net share settlement of equity awards	(1,397,631)	(4,611,348)
Net cash provided by financing activities	75,172,705	163,903,884
Effect of exchange rate changes on cash and cash equivalents	(37,903)	(22,813)
Decrease in cash and cash equivalents	(49,155,539)	(182,786,781)
Cash and cash equivalents, beginning of period	71,143,778	250,728,118
Cash and cash equivalents, end of period	$21,988,239	$67,941,337

Supplemental disclosures:
Amounts accrued for purchases of fixed assets	$262,191	$29,080
Interest paid	$1,066,975	$1,077,803
Change in prepaid expenses and other current assets included in fixed assets	$—	$7,709,337
See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Operations
Inovio Pharmaceuticals, Inc. (the “Company” or “INOVIO”), is a biotechnology company focused on bringing to market precisely designed DNA medicines and vaccines to help protect people from infectious diseases and to help treat people with cancer and conditions associated with human papillomavirus ("HPV"). INOVIO has shown in clinical trials that its DNA vaccine candidates can be delivered into cells in the body via a proprietary smart device allowing its precisely designed plasmids to activate functional T cell and antibody responses against targeted pathogens and cancers.
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
INOVIO's patented CELLECTRA® proprietary smart device facilitates uptake of its DNA medicines into the cell, which has been a key limitation of historical DNA-based technology approaches. Human clinical trial data from more than 15,000 administrations across more than 5,000 participants to date have shown a tolerable safety profile.
INOVIO's corporate strategy is to develop, seek regulatory approval for and commercialize its novel DNA medicines to address unmet global health needs. The Company continues to advance and clinically validate an array of DNA medicine candidates that target infectious diseases, as well as HPV-associated diseases and cancer.
The Company's partners and collaborators include ApolloBio Corporation, AstraZeneca, Advaccine Biopharmaceuticals Suzhou Co., The Bill & Melinda Gates Foundation (Gates), Coalition for Epidemic Preparedness Innovations ("CEPI"), The U.S. Department of Defense ("DoD"), Defense Advanced Research Projects Agency ("DARPA"), HIV Vaccines Trial Network, the U.S. Defense Threat Reduction Agency’s Medical CBRN Defense Consortium ("MCDC"), International Vaccine Institute ("IVI"), Kaneka Eurogentec, National Cancer Institute, National Institutes of Health, National Institute of Allergy and Infectious Diseases, the Parker Institute for Cancer Immunotherapy, Plumbline Life Sciences, Regeneron Pharmaceuticals, Inc., Richter-Helm BioLogics, Thermo Fisher Scientific, the University of Pennsylvania, the Walter Reed Army Institute of Research and The Wistar Institute.
The Company and its collaborators are currently evaluating the feasibility of, or conducting or planning clinical studies of, DNA medicines for Middle East Respiratory Syndrome, or MERS; Lassa fever; Ebola; as well as HPV-associated precancers, including cervical, vulvar, and anal dysplasia; HPV-associated cancers, including head & neck; other HPV-associated disorders, such as recurrent respiratory papillomatosis, or RRP; glioblastoma multiforme, or GBM; and prostate cancer.
INOVIO was incorporated in Delaware in June 2001 and has its principal executive offices in Plymouth Meeting, Pennsylvania.

2. Basis of Presentation, Liquidity and Risks and Uncertainties
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented.
The results of operations for the three and nine months ended September 30, 2022 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and

Exchange Commission (“SEC”) on March 1, 2022. The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiary. As of September 30, 2022 and December 31, 2021, the Company consolidated its wholly-owned subsidiary Inovio Asia LLC. All intercompany accounts and transactions were eliminated upon consolidation.
Liquidity
The Company incurred a net loss attributable to common stockholders of $37.8 million and $225.4 million for the three and nine months ended September 30, 2022, respectively. The Company had working capital of $255.3 million and an accumulated deficit of $1.4 billion as of September 30, 2022. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates. The Company’s cash, cash equivalents and short-term investments of $281.9 million as of September 30, 2022 are sufficient to support the Company's planned operations for a period of at least 12 months from the date of issuance of these financial statements.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including At-the-Market Equity Offering Sales Agreements (“Sales Agreements”). The Company has a history of conducting debt and equity financings, including the receipt of net proceeds of $76.3 million and $47.7 million under a Sales Agreement during the nine months ended September 30, 2022 and year ended December 31, 2021, respectively, and $162.1 million from a January 2021 underwritten public offering of common stock. However, sufficient funding may not be available in the future, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Inovio be unable to continue as a going concern. The Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has evaluated subsequent events after the balance sheet date through the date it issued these condensed consolidated financial statements.
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
5. Revenue Recognition

During the three and nine months ended September 30, 2022, the Company recognized revenue of $9.0 million and $9.6 million, respectively, from the DoD, $7,000 and $22,000, respectively, from its affiliated entity Plumbline Life Sciences, Inc. ("PLS") and $163,000 and $507,000, respectively, from various other contracts as a result of performance obligations being satisfied. Of the total revenue recognized during the three and nine months ended September 30, 2022, $0 and $14,000, respectively, was in deferred revenue as of December 31, 2021.

6. Short-term Investments and Fair Value Measurements
The following is a summary of available-for-sale securities as of September 30, 2022 and December 31, 2021:

		As of September 30, 2022
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$148,919,794	$—	$(12,168,368)	$136,751,426
U.S. treasury securities	Less than 1	119,296,713	512	(229,625)	119,067,600
Certificates of deposit	Less than 1	2,977,223	14,156	(325)	2,991,054
U.S. agency mortgage-backed securities	*	1,451,344	—	(366,526)	1,084,818
		$272,645,074	$14,668	$(12,764,844)	$259,894,898

		As of December 31, 2021
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$192,966,772	$87,069	$(1,614,411)	$191,439,430
U.S. treasury securities	Less than 1	94,193,441	—	(9,921)	94,183,520
Commercial paper	Less than 1	39,967,853	—	—	39,967,853
Certificates of deposit	Less than 1	2,976,210	15,618	(338)	2,991,490
U.S. agency mortgage-backed securities	*	1,608,137	4,508	(23,998)	1,588,647
		$331,712,413	$107,195	$(1,648,668)	$330,170,940
*No single maturity date.
During the three and nine months ended September 30, 2022, the Company recorded gross realized gain on investments of $1,000 and $21,000, respectively, and gross realized loss on investments of $945,000 and $1.3 million, respectively. During the three and nine months ended September 30, 2021, the Company recorded gross realized gain on investments of $22,000 and $380,000, respectively, and gross realized loss on investments of $58,000 and $262,000, respectively. During the three and nine months ended September 30, 2022, the Company recorded net unrealized loss on available-for-sale equity securities of $1.8 million and $10.6 million, respectively. During the three and nine months ended September 30, 2021, the Company recorded net unrealized loss on available-for-sale equity securities of $455,000 and $1.2 million, respectively. No material balances were reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2022 and 2021. Interest and dividends on investments classified as available-for-sale are included in interest income in the condensed consolidated statements of operations. As of September 30, 2022, the Company had 33 available-for-sale securities in an unrealized loss position, of which 16 with an aggregate total unrealized loss of $5.8 million were in such position for longer than 12 months.
The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of September 30, 2022 were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at September 30, 2022, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.
The following table presents the Company’s assets that were measured at fair value on a recurring basis, determined using the following inputs as of September 30, 2022:

	Fair Value Measurements at
	September 30, 2022
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments
Mutual funds	$136,751,426	$136,751,426	$—	$—
U.S. treasury securities	119,067,600	119,067,600	—	—
Certificates of deposit	2,991,054	—	2,991,054	—
U.S. agency mortgage-backed securities	1,084,818	—	1,084,818	—
Total short-term investments	259,894,898	255,819,026	4,075,872	—

Investment in affiliated entity	2,129,992	2,129,992	—	—
Total assets measured at fair value	$262,024,890	$257,949,018	$4,075,872	$—

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

Level 1 assets at September 30, 2022 consisted of mutual funds and U.S. treasury securities held by the Company that are valued at quoted market prices, as well as the Company’s investment in its affiliated entity, PLS. The Company accounts for its investment in 597,808 common shares of PLS based on the closing price of the shares on the Korea New Exchange Market on the applicable balance sheet date. Unrealized gains and losses on the Company's equity securities are reported in the consolidated statement of operations as unrealized gain or loss on available-for-sale equity securities or as a gain or loss on investment in affiliated entity, as applicable.
Level 2 assets at September 30, 2022 consisted of certificates of deposit and U.S. agency mortgage-backed securities held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of September 30, 2022.

7. Certain Balance Sheet Items
Prepaid and other current assets consisted of the following:

	September 30, 2022	December 31, 2021
Insurance recovery (a)	$30,000,000	$—
Prepaid manufacturing expenses	17,844,465	27,474,159
Other prepaid expenses	10,126,514	11,362,832
Total prepaid and other current assets	$57,970,979	$38,836,991

Accounts payable and accrued expenses consisted of the following:

	September 30, 2022	December 31, 2021
Trade accounts payable	$12,633,371	$27,424,743
Accrued compensation	13,950,832	16,112,912
Accrued litigation settlement (a)	44,000,000	—
Other accrued expenses	3,563,589	4,106,875
Total accounts payable and accrued expenses	$74,147,792	$47,644,530

(a)    In July 2022, the Company entered into a memorandum of understanding for the proposed settlement of the ongoing class action litigation described in this report under “Legal Proceedings.” The proposed settlement consists of $30.0 million in cash and $14.0 million in shares of the Company's common stock to settle all outstanding claims. As of September 30, 2022, the Company's insurance carriers have paid the cash component of the proposed settlement, which amounts are being held in escrow. The Company's insurance carriers have paid $252,000 of other expenses on behalf of the Company, which amounts will be offset against the insurers' cash commitment as part of the settlement.

8. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		September 30, 2022			December 31, 2021
	Weighted Average Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite lived:
Goodwill		$10,513,371	$—	$10,513,371	$10,513,371	$—	$10,513,371
Definite lived:
Licenses	10	1,323,761	(1,323,761)	—	1,323,761	(1,305,600)	18,161
Bioject(a)	12	5,100,000	(2,925,556)	2,174,444	5,100,000	(2,735,556)	2,364,444
Other(b)	18	4,050,000	(3,975,000)	75,000	4,050,000	(3,806,250)	243,750
Total intangible assets	11	10,473,761	(8,224,317)	2,249,444	10,473,761	(7,847,406)	2,626,355
Total goodwill and intangible assets		$20,987,132	$(8,224,317)	$12,762,815	$20,987,132	$(7,847,406)	$13,139,726

(a)Bioject intangible assets represent the estimated fair value of developed technology and intellectual property which were recorded from an asset acquisition.
(b)Other intangible assets represent the estimated fair value of acquired intellectual property.
Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2022 was $120,000 and $377,000, respectively. Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2021 was $127,000 and $394,000, respectively. Estimated aggregate amortization expense is $120,000 for the remainder of fiscal year 2022, $272,000 for 2023, $253,000 for 2024, $253,000 for 2025, $253,000 for 2026 and $1.1 million for 2027 and subsequent years combined. There were no impairment or impairment indicators present and no losses were recorded during the three and nine months ended September 30, 2022 or 2021.

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
The Notes are senior unsecured obligations of the Company and accrue interest payable in cash semi-annually in arrears on March 1 and September 1 of each year, at a rate of 6.50% per annum. The Notes will mature on March 1, 2024, unless earlier converted, redeemed or repurchased. Prior to the close of business on the business day immediately preceding November 1, 2023, the Notes will be convertible at the option of the holders only upon the satisfaction of certain circumstances. Thereafter, the Notes will be convertible at the option of the holders at any time until the close of business on the scheduled trading day immediately before the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. The initial conversion rate was 185.8045 shares per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $5.38 per share), subject to adjustment upon the occurrence of specified events.
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
The balance of the Notes at September 30, 2022 was as follows:

Original principal amount	$78,500,000
Principal amount converted into common shares	(62,085,000)
Unamortized debt issuance cost	(202,563)
Accrued interest	88,915
Net carrying amount	$16,301,352

For the three and nine months ended September 30, 2022, the Company recognized $313,000 and $940,000, respectively, of interest expense related to the Notes, of which $267,000 and $800,000, respectively, related to the contractual interest coupon. For the three and nine months ended September 30, 2021, the Company recognized $476,000 and $1.4 million, respectively, of interest expense related to the Notes, of which $267,000 and $800,000, respectively, related to the contractual interest coupon.
As of September 30, 2022, future minimum payments due under the Notes, representing contractual amounts due, including interest based on the fixed rate of 6.5% per annum, were as follows:

2022	$—
2023	1,067,000
2024	16,948,000
Total	$18,015,000

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

10. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of September 30, 2022 and December 31, 2021:

			Outstanding as of
	Authorized	Issued	September 30, 2022	December 31, 2021
Common Stock, par value $0.001 per share	600,000,000	249,485,264	249,485,264	217,382,887
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	9	9

Issuances of Common Stock
On November 9, 2021, the Company entered into an ATM Equity OfferingSM Sales Agreement (the “2021 Sales Agreement”) with outside sales agents (collectively, the “Sales Agents”) for the offer and sale of its common stock for an aggregate offering price of up to $300.0 million. The 2021 Sales Agreement provides that the Sales Agents will be entitled to compensation in an amount equal to up to 3.0% of the gross sales proceeds of any common stock sold through the Sales Agents under the 2021 Sales Agreement. For the nine months ended September 30, 2022, the Company sold 30,843,688 shares of its common stock under the 2021 Sales Agreement at a weighted average price of $2.51 per share, resulting in aggregate net proceeds of $76.3 million. As of September 30, 2022 there was $174.1 million of remaining capacity under the 2021 Sales Agreement.
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
The 2016 Incentive Plan was originally approved by the Company's stockholders on May 13, 2016, and an amendment to the plan to increase the number of shares available for issuance was approved by the stockholders on May 8, 2019. As of

September 30, 2022, the maximum number of shares of the Company’s common stock available for issuance over the term of the 2016 Incentive Plan was 22,000,000 shares. On the first business day of each calendar year, such maximum number of shares shall be increased by 2,000,000 shares of common stock unless the Company's board of directors determines, prior to January 1 for any such calendar year, to increase such maximum amount by a fewer number of shares or not to increase the maximum amount at all for such year. On January 1, 2022, the maximum number of shares increased by 2,000,000. At September 30, 2022, the Company had 2,780,167 shares of common stock available for future grant under the 2016 Incentive Plan, 2,533,840 shares underlying outstanding but unvested RSUs and options outstanding to purchase 11,100,459 shares of common stock under the 2016 Incentive Plan. The awards granted and available for future grant under the 2016 Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The 2016 Incentive Plan terminates by its terms on March 9, 2026.
On June 24, 2022, the Company's board of directors adopted a stock-based incentive plan (the "2022 Inducement Plan"), which provides for the discretionary grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, and other awards to individuals as a material inducement to entering into employment with the Company. The aggregate number of shares of the Company’s common stock that may be issued under the 2022 Inducement Plan will not exceed 2,000,000 shares. At September 30, 2022 the Company had 1,703,750 shares of common stock available for future grant under the 2022 Inducement Plan, 110,000 shares underlying outstanding but unvested RSUs and options outstanding to purchase 186,250 shares of common stock under the 2022 Inducement Plan. The 2022 Inducement Plan can be terminated by the Company's board of directors at any time.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At September 30, 2022, the Company had options outstanding to purchase 2,095,268 shares of common stock under the 2007 Incentive Plan. The awards granted under the 2007 Incentive Plan generally vest over three years and have a maximum contractual term of ten years.

11. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding stock options and RSUs and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The dilutive impact of the outstanding Notes issued by the Company (discussed in Note 9) has been considered using the "if-converted" method. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to the net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any. For the three and nine months ended September 30, 2022 and 2021, basic and diluted net loss per share were the same, as the assumed exercise or settlement of stock options and RSUs and the potentially dilutive shares issuable upon conversion of the Notes would have been anti-dilutive.
The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2022	2021
Options to purchase common stock	13,381,977	10,462,252
Service-based restricted stock units	2,643,840	2,446,102
Performance-based restricted stock units	111,941	663,353
Convertible preferred stock	3,309	3,309
Convertible notes	3,049,980	3,049,980
Total	19,191,047	16,624,996

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
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	3.21%	0.90%	2.05%	0.90%
Expected volatility	97%	94%	94%	93%
Expected life in years	5.6	5.7	5.7	5.8
Dividend yield	—	—	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 was $3.0 million and $19.0 million, respectively, of which $1.4 million and $7.3 million, respectively, was included in research and development expenses, and $1.6 million and $11.7 million, respectively, was included in general and administrative expenses. The Company entered into a Separation Agreement with J. Joseph Kim, the Company's former President and Chief Executive Officer on May 10, 2022. Pursuant to the terms of the Separation Agreement, Dr. Kim's outstanding RSUs as of the separation date were fully vested, and one-half of the RSUs were settled in the Company's common stock and the remainder settled in cash. Dr. Kim's outstanding stock options will continue to vest over a certain period and his vested stock options will remain exercisable until five years after the separation date. Stock-based compensation for the nine months ended September 30, 2022 included a $4.2 million charge related to these RSU and stock option modifications.
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
At September 30, 2022, there was $11.4 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.8 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $1.73 and $2.34 for employee and director stock options granted during the three and nine months ended September 30, 2022, respectively, and $6.40 and $7.75 for the three and nine months ended September 30, 2021, respectively.
At September 30, 2022, there was $9.2 million of total unrecognized compensation expense related to unvested service-based RSUs, which is expected to be recognized over a weighted-average period of 1.8 years.
The weighted average grant date fair value per share was $2.29 and $3.12 for service-based RSUs granted during the three and nine months ended September 30, 2022, respectively, and $8.63 and $10.37 for the three and nine months ended September 30, 2021, respectively.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three and nine months ended September 30, 2022 was $235,000 and $1.2 million, respectively. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three and nine months ended September 30, 2021 was $311,000 and $1.0 million, respectively.
As of September 30, 2022, the Company had 111,941 performance-based RSUs outstanding, which were granted to key employees in August 2020. The underlying performance milestones of the RSUs were not probable of achievement as of September 30, 2022, and no stock-based compensation expense has been recognized to date for the performance-based RSUs.

13. Related Party Transactions
Plumbline Life Sciences, Inc.
The Company owned 597,808 shares of common stock in PLS as of September 30, 2022, representing a 18.7% ownership interest, and one of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.

Revenue recognized from PLS consists of milestone, license and patent fees. For the three and nine months ended September 30, 2022, the Company recognized revenue from PLS of $7,000 and $22,000, respectively, and $95,000 and $220,000 for the three and nine months ended September 30, 2021, respectively. At September 30, 2022 and December 31, 2021, the Company had an accounts receivable balance of $47,000 and $25,000, respectively, related to PLS.
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
In 2021, the Company entered into collaborative research agreements with Wistar in support of the clinical development of INO-4800. Under the terms of these collaborative research agreements, which have been completed as of September 30, 2022, the Company is reimbursing Wistar a total of $1.9 million for all direct and indirect costs incurred in the conduct of the collaborative research.
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
In 2020, the Company received a $10.7 million sub-grant through Wistar, which was amended in 2021 to $13.6 million, for the preclinical development and translational studies of dMAbs as countermeasures for COVID-19, with funding through November 2022. The sub-grant also includes an option for an additional $6.0 million in funding through March 2024, of which $3.3 million had been exercised as of September 30, 2022.
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the three and nine months ended September 30, 2022, the Company recorded $824,000 and $6.3 million, respectively, and for the three and nine months ended September 30, 2021 the Company recorded $1.5 million and $2.1 million, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to the collaborative research agreements and sub-contract agreements related to Gates and CEPI (see Note 15). Research and development expenses recorded from Wistar for the three and nine months ended September 30, 2022 were $474,000 and $1.4 million, respectively. Research and development expenses recorded from Wistar for the three and nine months ended September 30, 2021 were $914,000 and $2.5 million, respectively. At September 30, 2022 and December 31, 2021, the Company had an accounts receivable balance of $7.5 million and $2.6 million, respectively, and an accounts payable and accrued liability balance of $1.6 million and $548,000, respectively, related to Wistar. As of September 30, 2022, the Company recorded $116,000 as deferred grant funding and $273,000 as prepaid expenses on the condensed consolidated balance sheet related to Wistar.

14. Commitments and Contingencies
Leases
The Company leases approximately 82,200 square feet of office, laboratory, and manufacturing space in San Diego, California and 57,360 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms as of September 30, 2022 of 1.2 to 7.3 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.

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
As of September 30, 2022, the maturities of the Company's operating lease liabilities were as follows:

Remainder of 2022	$1,031,000
2023	4,089,000
2024	3,050,000
2025	3,063,000
2026	3,139,000
Thereafter	6,749,000
Total remaining lease payments	21,121,000
Less: present value adjustment	(4,988,000)
Total operating lease liabilities	16,133,000
Less: current portion	(2,821,000)
Long-term operating lease liabilities	$13,312,000

Weighted-average remaining lease term	6.1 years
Weighted-average discount rate	8.6%

Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 were $858,000 and $2.5 million, respectively. Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 were $852,000 and $2.5 million, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
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
Legal Proceedings
Securities Litigation
On March 12, 2020, a purported shareholder class action complaint, McDermid v. Inovio Pharmaceuticals, Inc. and J. Joseph Kim, was filed in the United States District Court for the Eastern District of Pennsylvania, naming the Company and J. Joseph Kim, the Company’s former President and Chief Executive Officer, as defendants. The lawsuit alleges that the Company made materially false and misleading statements regarding its development of a vaccine for COVID-19 in its public disclosures in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On June 18, 2020, the court appointed Manuel Williams to serve as lead plaintiff. On August 3, 2020, Mr. Williams filed a consolidated complaint, naming the Company and three of its officers as defendants. On September 21, 2020, Mr. Williams and another purported stockholder, Andrew Zenoff filed a first amended complaint, naming the Company and three of its officers as defendants. Defendants filed a motion to dismiss plaintiff’s first amended complaint on November 5, 2020. On February 16, 2021, the court issued an order granting in part, and denying in part, the defendants’ motion to dismiss. The court granted the defendants’ motion to dismiss, and dismissed with prejudice, the claims premised on certain of the Company’s statements. The court denied defendants’ motion to dismiss as to the remaining statements. On March 9, 2021, the defendants filed their answer to the complaint. After additional motions were filed in the case, in June 2022 the parties negotiated an agreement in principle to settle the shareholder class action complaint. Under the proposed settlement, the Company will pay $30.0 million in cash and $14.0 million in shares of its common stock to settle all outstanding claims. The Company's insurance carriers have paid the $30.0 million cash component of the settlement. On August 31, 2022, the court granted preliminary approval of the settlement, and a hearing on final approval is scheduled for December 15, 2022.
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
The June 2021 amendment related to a collaboration between the Company and Advaccine to jointly conduct a global Phase 3 segment of the Company’s clinical trial of INO-4800. The parties were jointly participating in the trial and were to equally share the global development costs for the trial, including the Company’s manufacturing costs to supply INO-4800. Advaccine agreed to be fully responsible for conducting the trial in Greater China, including its costs and expenses incurred. On October 27, 2022, the Company announced that it has discontinued its internally funded efforts to develop INO-4800 as a COVID-19 heterologous booster vaccine. Advaccine will continue to develop INO-4800 with its own resources under the terms of the Advaccine Agreement.
Under the Advaccine Agreement, Advaccine made an upfront payment to the Company of $3.0 million in January 2021. In addition to the upfront payment, the Company is entitled to receive up to an aggregate of $200.0 million upon the achievement of specified milestones related to the development, regulatory approval and commercialization of INO-4800, including the achievement of specified net sales thresholds for INO-4800 in Greater China and the additional covered territories, if approved. The Company will also be entitled to receive a royalty equal to a high single-digit percentage of annual net sales in each region within the licensed territory, subject to reduction in the event of competition from biosimilar products in a particular region and in other specified circumstances. Advaccine’s obligation to pay royalties will continue, on a licensed product-by-licensed product basis and region-by-region basis, for ten years after the first commercial sale in a particular region within Greater China or, if later, until the expiration of the last-to-expire patent covering a given licensed product in a given region.
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
Under Topic 606, the entire transaction price of $5.0 million was allocated to the license performance obligation. For each of the three and nine months ended September 30, 2022 and 2021, no revenue was recognized from Advaccine.
In connection with the June 2021 amendment, the Company determined that the global Phase 3 trial component of the agreement was a collaboration and not a contract with a customer and therefore the Company accounted for the June 2021 amendment under ASC Topic 808. Reimbursements from Advaccine will be recognized as contra-research development expense on the condensed consolidated statement of operations once earned and collectibility is assured.
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
As of September 30, 2022 there have been no significant reimbursable program costs under the ApolloBio Agreement.
Coalition for Epidemic Preparedness Innovations
The Company has entered into agreements with CEPI, pursuant to which the Company intends to develop vaccine candidates against Lassa fever and MERS. The goal of the collaboration between the Company and CEPI is to conduct research and development so that investigational stockpiles will be ready for clinical efficacy trial testing during potential disease outbreaks. The agreements with CEPI contemplate preclinical studies, as well as Phase 1 and Phase 2 clinical trials, occurring over multiple years. As part of the arrangement between the parties, CEPI has agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by the Company and collaborators, with funding from CEPI based on the achievement of identified milestones. During the three and nine months ended September 30, 2022, the Company received funding of $958,000 and $6.1 million, respectively, related to these grants and recorded those payments as contra-research and development expense. During the three and nine months ended September 30, 2021, the Company received funding of $2.9 million and $7.4 million, respectively, related to these grants and recorded those payments as contra-research and development expense. As of September 30, 2022, the Company had an accounts receivable balance of $2.4 million on the condensed consolidated balance sheet related to these CEPI grants.

In January 2020, CEPI awarded the Company a grant of up to $9.0 million to support preclinical and clinical development of INO-4800 through Phase 1 human testing in the United States. In April 2020, CEPI awarded the Company a grant of $6.9 million to work with the International Vaccine Institute ("IVI") and the Korea National Institute of Health ("KNIH") to conduct clinical trials of INO-4800 in South Korea, a grant of $5.0 million to accelerate development of the Company's next-generation intradermal electroporation device, known as CELLECTRA® 3PSP, for the intradermal delivery of INO-4800, and a grant of $1.3 million to support large-scale manufacturing of INO-4800. During the three and nine months ended September 30, 2022, the Company received funding of $192,000 and $946,000, respectively, from CEPI related to these grants for INO-4800 and recorded such amounts as contra-research and development expense. During the three and nine months ended September 30, 2021, the Company received funding of $2.6 million and $6.1 million, respectively, from CEPI related to these grants for INO-4800 and recorded such amounts as contra-research and development expense. As of September 30, 2022, the Company had $2.5 million recorded as deferred grant funding on the condensed consolidated balance sheet from the CEPI grants related to INO-4800.
Bill & Melinda Gates Foundation
In October 2018, Gates awarded and funded the Company a grant of $2.2 million to advance the development of dMAbs to address issues in infectious disease prevention and therapy. This technology has high relevance for the control of influenza and HIV. This next-generation approach to the delivery of monoclonal antibodies would make the technology accessible to low and middle-income countries. In August 2019, Gates funded an additional $1.1 million for the project. During the three and nine months ended September 30, 2022, the Company recorded $47,000 and $132,000, respectively, as contra-research and development expense related to the Gates dMAb grant. During both the three and nine months ended September 30, 2021, the Company recorded $137,000 as contra-research and development expense related to the Gates dMAb grant. As of September 30, 2022, the Company had $252,000 recorded as deferred grant funding on the condensed consolidated balance sheet related to the grant.
In March 2020, Gates awarded and funded the Company a grant of $5.0 million to accelerate the development of the CELLECTRA® 3PSP device for the intradermal delivery of INO-4800. During the three and nine months ended September 30, 2022, the Company recorded no contra-research and development expense related to this Gates grant and during the three and nine months ended September 30, 2021, recorded $0 and $893,000, respectively, as contra-research and development expense related to this Gates grant.
Department of Defense (DoD)
In June 2020, the Company entered into an Other Transaction Authority for Prototype Agreement (the “OTA Agreement”) with the DoD to fund the Company’s efforts in developing the CELLECTRA® 3PSP device and associated arrays to be used for delivery of INO-4800 against COVID-19. The total amount of funding provided to the Company under the OTA Agreement was $54.5 million. The Company determined that the OTA Agreement should be considered under Subtopic 958-605, Not-for-Profit Entities Revenue Recognition, which is outside the scope of Topic 606, as the government agency granting the Company funds is not receiving reciprocal value for their contributions. The Company recorded contra-research development expense on the condensed consolidated statement of operations in the same period that the underlying expenses were incurred.
Additionally, in June 2020, the Company was awarded a fixed-price contract (the “Procurement Contract”) from the DoD for the purchase of the Company’s intradermal CELLECTRA® 2000 device and accessories. The total purchase price under the Procurement Contract was $16.8 million. The Company determined that the Procurement Contract fell under the scope of ASC Topic 606 as the contract was with a customer and the Company was able to satisfy its obligations under the arrangement. Performance obligations under the Procurement Contract consisted of the delivery of a specified number of CELLECTRA® 2000 devices and accessories. The total transaction price was allocated to the individual performance obligations based on the determined standalone selling price for the devices and accessories. In 2021, the DoD announced that they would discontinue funding for the Phase 3 segment of the Company's clinical trials for INO-4800 and in January 2022, the total purchase price under the Procurement Contract was reduced to $10.7 million. During the three months ended September 30, 2022, all performance obligations under the Procurement Contract were satisfied. During the three and nine months ended September 30, 2022, the Company recorded revenue of $9.0 million and $9.6 million, respectively, under the Procurement Contract. For the three and nine months ended September 30, 2021, the Company recorded no revenue from the Procurement Contract.
During the three and nine months ended September 30, 2022, the Company recorded $0 and $6.1 million, respectively, as contra-research and development expense related to the OTA Agreement. During the three and nine months ended September 30, 2021, the Company recorded $2.4 million and $23.6 million, respectively, as contra-research and development expense related to the OTA Agreement. As of September 30, 2022 and December 31, 2021, the Company had an accounts receivable balance of $0 and $3.6 million, respectively, on the condensed consolidated balance sheet from the DoD.

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
 For the nine months ended September 30, 2022 and 2021, the Company did not record any income tax provision/(benefit) due to the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets.

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

18. Subsequent Events
On October 27, 2022, the Company announced that it has discontinued its internally funded efforts to develop INO-4800 as a COVID-19 heterologous booster vaccine. The decision was based on the Company's assessment of the current global demand for COVID-19 vaccines, changes in regulatory timelines and requirements, diminishing government financial support, and the overall growing uncertainty related to opportunities for heterologous booster vaccines.

The Company will continue to participate in the World Health Organization’s Solidarity Trial Vaccines, which is an international, multi-center, multi-vaccine, adaptive, shared placebo, event-driven, individually randomized controlled clinical trial evaluating the efficacy and safety of potential COVID-19 vaccines. The Company will also continue preclinical work on a pan-COVID-19 vaccine candidate. In addition, as described in Note 15 above, the Company's collaborator, Advaccine, will continue to develop INO-4800 as a COVID-19 heterologous booster vaccine in Greater China with its own resources.

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

Overview
We are a biotechnology company focused on bringing to market precisely designed DNA medicines and vaccines to help protect people from infectious diseases and to help treat people with cancer and conditions associated with human papillomavirus, or HPV. We have shown in clinical trials that our DNA vaccine candidates can be delivered into cells in the body via a proprietary smart device allowing our precisely designed plasmids to activate functional T cell and antibody responses against targeted pathogens and cancers.
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

Our patented proprietary smart device, CELLECTRA®, facilitates uptake of our DNA medicines into the cell, which has been a key limitation of historical DNA-based technology approaches. Human clinical trial data from more than 15,000 administrations across more than 5,000 participants to date have shown a tolerable safety profile.
Our corporate strategy is to develop, seek regulatory approval for and commercialize our novel DNA medicines to address unmet global health needs. We continue to advance and clinically validate an array of DNA medicine candidates that target infectious diseases as well as HPV-associated diseases and cancer.
Our partners and collaborators include ApolloBio Corporation, AstraZeneca, Advaccine Biopharmaceuticals Suzhou Co, The Bill & Melinda Gates Foundation (Gates), Coalition for Epidemic Preparedness Innovations, or CEPI, Defense Advanced Research Projects Agency, or DARPA, The U.S. Department of Defense, or DoD, HIV Vaccines Trial Network, the U.S. Defense Threat Reduction Agency’s Medical CBRN Defense Consortium, or MCDC, International Vaccine Institute, or IVI, Kaneka Eurogentec, National Cancer Institute, National Institutes of Health, National Institute of Allergy and Infectious Diseases, the Parker Institute for Cancer Immunotherapy, Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter-Helm BioLogics, Thermo Fisher Scientific, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.
We or our collaborators are currently evaluating the feasibility of, or conducting or planning clinical studies of, our DNA medicines for Middle East Respiratory Syndrome, or MERS; Lassa fever; Ebola; as well as HPV-associated precancers, including cervical, vulvar, and anal dysplasia; HPV-associated cancers, including head & neck, cervical, anal, penile, vulvar, and vaginal; other HPV-associated disorders, such as recurrent respiratory papillomatosis, or RRP; glioblastoma multiforme, or GBM; and prostate cancer.
All of our DNA medicine candidates are in the research and development phase. We have not generated any revenues from the sale of any products, and we do not expect to generate any such revenues for at least the next several years. We earn revenue from license fees and milestone revenue and collaborative research and development agreements and contracts. Our DNA medicine candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All DNA medicine candidates that we advance to clinical testing will require regulatory approval prior to commercial use, and will require significant costs for commercialization. We may not be successful in our research and development efforts, and we may never generate sufficient product revenue to be profitable.
As of September 30, 2022, we had an accumulated deficit of $1.4 billion. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.
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
Our liquidity has not been negatively impacted to date by the pandemic. During the nine months ended September 30, 2022, and year ended December 31, 2021, we raised $76.3 million and $47.7 million, respectively, in net proceeds from the sale of shares of our common stock through "at the market" equity sale programs, and in January 2021 we closed an underwritten public offering of our common stock, with net proceeds to us of $162.1 million. As of September 30, 2022, our cash and cash equivalents and short-term investments were $281.9 million in the aggregate.
The extent to which the pandemic will continue to impact our business and operations will depend on future developments, including travel restrictions to, from and within the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, which remain uncertain.
INO-4800 Update
On October 27, 2022, we announced that we have discontinued our internally funded efforts to develop INO-4800 as a COVID-19 heterologous booster vaccine. The decision was based on our assessment of the current global demand for COVID-19 vaccines, changes in regulatory timelines and requirements, diminishing government financial support, and the overall growing uncertainty related to opportunities for heterologous booster vaccines.

INO-4800 continues to be evaluated as part of the World Health Organization’s Solidarity Trial Vaccines and we continue preclinical work on a pan-COVID-19 vaccine candidate . In addition, our clinical collaborator Advaccine will continue to develop INO-4800 as a COVID-19 heterologous booster vaccine in Greater China with its own resources.
Reduction in Force
On July 18, 2022, we committed to and communicated a corporate reorganization plan, including a reduction in force, or the Reduction. The purpose of the Reduction was to decrease expenses, extend cash runway, and maintain a streamlined organization to support key clinical programs that are expected to drive long-term growth. As part of the Reduction, we reduced overall headcount by approximately 55 employees, which represented 18% of our full-time employees. We also terminated agreements with approximately 86% of our contractors. We incurred a one-time pre-tax charge of $1.6 million in the third quarter of 2022 related to the Reduction, consisting primarily of one-time severance payments upon termination, continued benefits for a specific period of time, and outplacement services.
Securities Class Action Settlement
In July 2022, we entered into a memorandum of understanding for the proposed settlement of the ongoing class action litigation described in this report under “Legal Proceedings.” The proposed settlement includes $30.0 million in cash and $14.0 million in shares of our common stock to settle all outstanding claims. The proposed settlement remains subject to approval by the court. Our insurance carriers have paid the cash component of the settlement and we will therefore not incur any material cash expenses associated with the litigation, other than legal fees and expenses incurred, which we estimate were approximately $11.0 million as of September 30, 2022. The court granted preliminary approval of the settlement on August 31, 2022. A hearing on final approval of the settlement is scheduled for December 15, 2022.

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

Results of Operations
Revenue. Total revenue, all of which was derived under collaborative arrangements and contracts, was $9.2 million and $10.1 million for the three and nine months ended September 30, 2022, respectively, as compared to $292,000 and $936,000 for the three and nine months ended September 30, 2021, respectively. The increases in revenue were primarily due to $9.0 million earned from our Procurement Contract with the DoD during the three months ended September 30, 2022.
Research and development expenses. Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, facilities expenses, overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, fees paid to contract research organizations and other consultants, and outside expenses. We utilize a labor reporting system to record employee compensation on a project-by-project basis. Unallocated research and development expenses include engineering and device-related expenses that are not allocable to a specific project, as well as stock-based compensation, other employee-related expenses that are not related to a specific project, and facilities and depreciation expenses.
Research and development costs are expensed as incurred. Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.
The following tables summarize our research and development expense by product candidate for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2022	2021	$	%
INO-4800 and other Covid-19	$14,356	$16,875	$(2,519)	(15)%
VGX-3100	2,985	8,569	(5,584)	(65)%
INO-3107	1,239	1,724	(485)	(28)%
INO-5401 and other Immuno-oncology	335	559	(224)	(40)%
Other research and development programs	1,815	933	882	95%
Engineering and device-related	3,416	8,745	(5,329)	(61)%
Stock-based compensation	1,451	2,789	(1,338)	(48)%
Other unallocated expenses	7,490	6,895	595	9%
Research and development expense	$33,087	$47,089	$(14,002)	(30)%

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2022	2021	$	%
INO-4800 and other Covid-19	$69,096	$53,839	$15,257	28%
VGX-3100	14,401	24,142	(9,741)	(40)%
INO-3107	5,526	6,840	(1,314)	(19)%
INO-5401 and other Immuno-oncology	2,242	2,015	227	11%
Other research and development programs	4,216	3,468	748	22%
Engineering and device-related	21,196	34,527	(13,331)	(39)%
Stock-based compensation	7,663	10,724	(3,061)	(29)%
Other unallocated expenses	21,191	21,387	(196)	(1)%
Research and development expense	$145,531	$156,942	$(11,411)	(7)%

The $14.0 million overall decrease for the three-month period year over year was primarily the result of:
•$7.8 million in reduced drug manufacturing and outside services related to INO-4800;
•$4.6 million in lower clinical study, outside services and immunology expenses related to VGX-3100;
•$3.4 million in lower engineering services and expensed equipment related to our CELLECTRA® 3PSP device and array automation project;
•$2.0 million in lower employee and contractor compensation; and
•$1.4 million in lower employee stock-based compensation resulting primarily from lower weighted average grant date fair values for the awards granted during 2022.
These decreases were partially offset by $8.2 million lower contra-research and development expense recorded from grant agreements.
The $11.4 million overall decrease for the nine-month period year over year was primarily the result of:
•$21.9 million of costs related to the acquisition and installation of manufacturing equipment for INO-4800 during 2021 that did not recur in 2022;
•$12.1 million in lower engineering services and expensed equipment related to our CELLECTRA® 3PSP device and array automation project;
•$8.4 million in lower clinical study, outside services and immunology expenses related to VGX-3100;
•$6.3 million in lower outside services related to INO-4800;
•$4.7 million in lower expensed inventory related to the CELLECTRA® 2000 device; and
•$3.4 million in lower employee stock-based compensation.
These decreases were partially offset by:

•$21.4 million of lower contra-research and development expense recorded from grant agreements;
•$9.9 million of increased drug manufacturing and clinical study expenses related to INO-4800; and
•$9.7 million of increased drug manufacturing costs related to our COVID-19 variant studies and DARPA COVID-19 dMAb grant.
Contributions received from current grant agreements and recorded as contra-research and development expense were $2.2 million and $20.0 million for the three and nine months ended September 30, 2022, respectively, as compared to $10.4 million and $41.4 million for the three and nine months ended September 30, 2021, respectively. The decrease for the three and nine-month periods year over year was primarily due to a decrease of $2.4 million and $17.5 million, respectively, earned under the DoD 3PSP device development grant, and decreases of $2.4 million and $5.2 million, respectively, earned under the grants from CEPI related to INO-4800 and device development activities, respectively, as these projects are completed or near completion. These decreases were offset by an increase of $3.7 million for the nine months ended September 30, 2022, earned primarily under the sub-grant through Wistar for DARPA COVID-19 dMAb.
General and administrative expenses. General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, were $11.8 million and $76.2 million for the three and nine months ended September 30, 2022, respectively, as compared to $13.2 million and $39.7 million for the three and nine months ended September 30, 2021, respectively. The $1.4 million overall decrease for the three-month period year over year was primarily the result of:
•$1.0 million in lower employee and consultant stock-based compensation; and
•$542,000 in lower insurance expenses.
The overall $36.5 million increase for the nine-month period year over year was primarily the result of:
•$44.0 million related to the proposed class action securities litigation settlement in the second quarter of 2022, which was reduced by $30.0 million of insurance recoveries, resulting in a net $14.0 million expense, which is the value of our common stock to be issued in connection with the settlement;
•$11.7 million in higher legal expenses, primarily related to litigation matters;
•$6.9 million in severance expenses related to the separation of our former President and Chief Executive Officer in May 2022, including $4.2 million of stock-based compensation expense related to equity award modifications (see Note 12 to our unaudited financial statements included in this report for additional information); and
•$3.0 million in overall higher employee compensation.
Stock-based compensation. Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense for the three and nine months ended September 30, 2022 was $3.0 million and $19.0 million, respectively. Of these amounts, $1.4 million and $7.3 million, respectively, was included in research and development expenses, and $1.6 million and $11.7 million, respectively, was included in general and administrative expenses. Total employee and director stock-based compensation expense for the three and nine months ended September 30, 2021 was $5.3 million and $19.8 million, respectively. Of these amounts, $2.8 million and $10.7 million, respectively, was included in research and development expenses, and $2.5 million and $9.1 million, respectively, was included in general and administrative expenses.
Interest income. Interest income for the three and nine months ended September 30, 2022 was $1.4 million and $2.9 million, respectively, as compared to $766,000 and $2.5 million, respectively, for the three and nine months ended September 30, 2021. The increase for the three and nine-month periods year over year was due to higher interest rates.
Interest expense. Interest expense for the three and nine months ended September 30, 2022 was $313,000 and $940,000, respectively, as compared to $476,000 and $1.5 million, respectively, for the three and nine months ended September 30, 2021. The decrease for the three- and nine-month periods year over year was due to lower non-cash interest expense related to the $78.5 million aggregate principal amount of our 6.50% convertible senior notes due 2024 as a result of the adoption of ASU‑2020-06, and no interest expense recorded on the convertible promissory notes issued in December 2019 due to their full conversion into shares of our common stock in March 2021.
Loss on investment in affiliated entities. The loss resulted from the declines in the fair market value of our investment in PLS of $305,000 and $1.8 million for the three and nine months ended September 30, 2022, respectively, and $22,000 and $574,000 for the three and nine months ended September 30, 2021, respectively. We record our investment in PLS at its market value based on the closing price of the shares on the Korea New Exchange Market at each balance sheet date, with changes in fair value reflected in the condensed consolidated statements of operations.

Net unrealized loss on available-for-sale equity securities. The net unrealized loss on available-for-sale equity securities for the three and nine months ended September 30, 2022 of $1.8 million and $10.6 million, respectively, as compared to $455,000 and $1.2 million for the three and nine months ended September 30, 2021, respectively, resulted from a change in the fair market value of the investments.
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
Working Capital and Liquidity
As of September 30, 2022, we had cash and short-term investments of $281.9 million and working capital of $255.3 million, as compared to $401.3 million and $382.7 million, respectively, as of December 31, 2021.
Cash Flows
Operating Activities
Net cash used in operating activities was $179.9 million and $177.8 million for the nine months ended September 30, 2022 and 2021, respectively. The variance was primarily due to the timing and changes in working capital balances, offset by increased operating expenses.
Investing Activities
Net cash provided by (used in) investing activities was $55.6 million and $(168.9) million for the nine months ended September 30, 2022 and 2021, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Financing Activities
Net cash provided by financing activities was $75.2 million and $163.9 million for the nine months ended September 30, 2022 and 2021, respectively. The variance was primarily due to the proceeds from the January 2021 underwritten public offering, partially offset by an increase in the proceeds from the sale of common stock under the Sales Agreement (defined below) in 2022 compared to 2021.
Issuances of Common Stock
On November 9, 2021, we entered into an ATM Equity OfferingSM Sales Agreement, or the Sales Agreement, with outside sales agents, or collectively, the Sales Agents, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock with aggregate gross proceeds of up to $300.0 million, through the Sales Agents.
Subject to the terms and conditions of the Sales Agreement, the Sales Agents may sell the common stock by any method permitted by law deemed to be an “at the market offering”. The Sales Agents will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us, including any price, time or size limits or other customary parameters or conditions we may impose. We will pay the Sales Agents a commission of up to three percent (3.0%) of the gross sales proceeds of any common stock sold through the Sales Agents under the Sales Agreement, and we have provided the Sales Agents with certain indemnification rights. During the nine months ended September 30, 2022, we sold 30,843,688 shares of common stock under the Sales Agreement for aggregate net proceeds of $76.3 million.
On January 25, 2021, we closed an underwritten public offering of 20,355,000 shares of our common stock at a public offering price of $8.50 per share. The net proceeds, after deducting the underwriters' discounts and commissions and other offering expenses payable by us, were $162.1 million.
During the nine months ended September 30, 2022, stock options to purchase 118,694 shares of common stock were exercised for aggregate net proceeds to us of $283,000, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $1.4 million. During the nine months ended September 30, 2021, stock options to purchase 1,245,551 shares of common stock were exercised for aggregate net proceeds to us of $6.4 million, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $4.6 million.
Funding Requirements
As of September 30, 2022, we had an accumulated deficit of $1.4 billion, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. Our current cash resources, including amounts that we may be able to obtain through sales of common stock under our “at the market” equity facility, will not be sufficient to complete the clinical development of any of our product candidates, and we anticipate that additional financing will be required in order to commercialize and generate revenues from the sale of any product candidates that receive regulatory approval. If these activities are successful and if we receive approval from the FDA to market our DNA medicine candidates, then we will need to raise additional funding to market and sell the approved products and equipment. In addition to the potential issuance of equity or debt securities in order to raise capital, we are also evaluating potential collaborations as an additional way to fund our operations. We believe that our current cash and short-term investments are sufficient to meet our planned working capital requirements for at least the next twelve months from the date of this report.
We have existing supply agreements with contract manufacturers to manufacture INO-4800 drug substance. At September 30, 2022, we had an approximately $27.1 million minimum purchase obligation in connection with these agreements. We expect to satisfy these obligations from existing cash over the next twelve months.
As described above, in July 2022, we undertook a corporate reorganization plan, to decrease our expenses, extend our cash runway, and maintain a streamlined organization to support key clinical programs that we expect to drive our long-term growth. Also, in October 2022, we announced that we have discontinued our internally funded efforts to develop INO-4800 as a COVID-19 heterologous booster vaccine. We expect these actions to reduce our operating expenses incrementally and extend our cash runway into the first quarter of 2025, without giving effect to any further capital raising activities, whether under the Sales Agreement or otherwise.
During the nine months ended September 30, 2022, there have been no other significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment-grade securities. During the nine months ended September 30, 2022, there was a pronounced increase in prevailing interest rates in the United States, which contributed to a loss of $10.6 million in the market value of our investment portfolio during the period.
The interest rate on our indebtedness is fixed and not subject to fluctuations in interest rates.
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the nine months ended September 30, 2022 were made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of certain cash and cash equivalents held in South Korea that are denominated in South Korean Won and the valuation of our equity investment in PLS, which is denominated in South Korean Won and then translated into United States dollars.
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
Inflation Risk
Inflation generally affects us by increasing our cost of labor. Although inflation has increased generally in the United States in recent months, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2022.

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
Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2022 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
Securities Litigation
On March 12, 2020, a purported shareholder class action complaint, McDermid v. Inovio Pharmaceuticals, Inc. and J. Joseph Kim, was filed in the United States District Court for the Eastern District of Pennsylvania, naming us and J. Joseph Kim, our former President and Chief Executive Officer, as defendants. The lawsuit alleges that we made materially false and misleading statements regarding our development of a vaccine for COVID-19 in our public disclosures in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On June 18, 2020, the court appointed Manuel Williams to serve as lead plaintiff. On August 3, 2020, Mr. Williams filed a consolidated complaint, naming us and three of our officers as defendants. On September 21, 2020, Mr. Williams and another purported stockholder, Andrew Zenoff filed a first amended complaint, naming us and three of our officers as defendants. Defendants filed a motion to dismiss plaintiff’s first amended complaint on November 5, 2020. On February 16, 2021, the court issued an order granting in part, and denying in part, Defendants’ motion to dismiss. The court granted Defendants’ motion to dismiss, and dismissed with prejudice, the claims premised on the April 30 and June 30, 2020 statements. The court denied Defendants’ motion to dismiss as to the remaining statements. On March 9, 2021, Defendants filed their answer to the complaint. After additional motions were filed in the case, in June 2022 the parties negotiated an agreement in principle to settle the shareholder class action complaint. Under the proposed settlement, we will pay $30.0 million in cash and $14.0 million in shares of our common stock to settle all outstanding claims. Our insurance carriers have paid the $30.0 million cash component of the settlement. On August 31, 2022, the court granted preliminary approval of the settlement, and a hearing on final approval is scheduled for December 15, 2022.
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
We have experienced significant operating losses over the last several years. As of September 30, 2022, our accumulated deficit was $1.4 billion. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our DNA medicine candidates or proprietary smart device technology and thus may never have any significant future revenues or achieve and sustain profitability.
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

We will need substantial additional capital to develop our DNA medicines and proprietary smart device technology, which may prove difficult and costly to obtain.
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
In light of this guidance from the FDA, we plan to modify and continue the REVEAL 2 trial to completion and will assess the path forward for the VGX-3100 program following analysis of the REVEAL 2 results. There can be no assurance that we will continue the clinical development of VGX-3100 following this assessment.
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
With respect to clinical trials of product candidates for rare diseases, such as our clinical trial of INO-3107 for the treatment of recurrent respiratory papillomatosis, or RRP, we may encounter difficulties in recruiting a sufficient number of patients to enroll in the trial due to the small number of patients with the disease. Because RRP is caused by specific HPV types, 6 and 11, and there is currently no standard protocol for diagnostic/screening CT scans of RRP patients unless there are symptoms of pulmonary distress, it may be difficult to identify and diagnose patients for whom INO-3107 may be a potential treatment.
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
We previously expended significant resources on the development of a COVID-19 vaccine candidate, but recently discontinued internal funding efforts. We are now only pursuing development, in collaboration with third parties, as a potential heterologous booster vaccine, but there can be no assurance that our candidate will ever receive regulatory approval as a vaccine booster in any country, whether by Emergency Use Authorization or otherwise.
Beginning in 2020, we have expended significant resources on the clinical development of a COVID-19 vaccine candidate, INO-4800. We were previously conducting a Phase 2/3 clinical trial of INO-4800 called INNOVATE. Based on regulatory feedback and the competitive landscape for COVID-19 vaccines, earlier in 2022 we decided to discontinue the INNOVATE trial and to pursue a strategy to develop our COVID-19 vaccine as a potential heterologous booster following administration of other primary vaccines which previously demonstrated vaccine efficacy. Following an assessment of the current global demand for COVID-19 vaccines, changes in regulatory timelines and requirements, diminishing government financial support, and the overall growing uncertainty related to opportunities for heterologous booster vaccines, we recently announced that we have discontinued our internally funded efforts to develop INO-4800 as a COVID-19 heterologous booster vaccine.
We are no longer conducting any active clinical trials of INO-4800 and do not expect that it will ever receive regulatory approval in the United States. Our collaborator, Advaccine, is continuing the clinical development of INO-4800 in a Phase 2 clinical trial in China and may seek an Emergency Use Authorization, or EUA, from regulatory authorities in China and other countries in Asia for the use of INO-4800 as a heterologous booster. However, any such decision would be made by Advaccine, and there is no guarantee that Advaccine will apply for an EUA or other similar authorization or, if it does apply, that Advaccine will be able to obtain such authorization.
Our COVID-19 vaccine candidate continues to be evaluated as part of the World Health Organization’s Solidarity Trial Vaccines. Depending on the results of that trial, we could also pursue a strategy of seeking EUA for the vaccine candidate in other countries outside of the United States. Even if an EUA or other authorization is ultimately granted, we will rely on the applicable regulatory authority policies and guidance governing vaccines authorized in this manner in connection with the marketing and sale of our vaccine candidate. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our product could be adversely impacted. Regulatory authorities may also terminate an EUA if safety issues or other concerns about our product arise or if we or Advaccine fail to comply with the conditions of authorization. If we or Advaccine apply for an EUA or similar authorization from regulatory authorities outside of the United States, the failure to obtain such authorization or the termination of such an authorization, if obtained, would adversely impact our and Advaccine’s ability to market and sell our COVID-19 vaccine.

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
If we or our manufacturers were to encounter any of these difficulties or our manufacturers otherwise fail to comply with their obligations to us, our ability to provide our proprietary smart device to our partners and to supply DNA medicine candidates for clinical trials or to commercially launch a product would be jeopardized. For example, we previously relied on VGXI to manufacture DNA plasmids for our DNA medicine candidates, including INO-4800. In 2020, VGXI notified us that they would be unable to produce the necessary plasmids to meet this timeline due to a lack of manufacturing capacity. As a result, we had to engage several additional third-party contract manufacturers. However, there can be no assurance that we will be able to secure adequate additional manufacturing capacity for any of our DNA medicine candidates on commercially reasonable terms. Our inability to secure sufficient manufacturing capacity, or our inability to transfer necessary manufacturing know-how to third parties, would adversely affect our commercialization plans and could also harm our reputation.
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
We are developing some of our investigational DNA medicines and sometimes using new endpoints or methodologies for the treatment of diseases in which there is little clinical experience. As a result, the FDA or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results.
There are no pharmacologic therapies approved to treat the underlying causes of many diseases that we currently attempt to address or may address in the future. There has been limited clinical trial experience for the development of pharmaceuticals to treat these rare diseases in general, and we are not aware of a registrational trial that led to approval of a drug to treat these diseases. There have been some historical trials with other agents which may have utilized clinical endpoints that are less applicable to our efforts that address the underlying defect. As a result, the design and conduct of clinical trials of investigational medicines for the treatment of these disorders and other disorders may take longer, be more costly, or be less effective as part of the novelty of development in these diseases. For example, our product candidate INO-3107 is being developed for RRP, a rare condition for which there are no approved treatments. In particular, there are challenges associated with agreeing to a primary endpoint with the FDA for the treatment of RRP where no precedent exists.
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
We have obtained Orphan Drug Designation from the FDA for INO-3107 for the treatment of RRP. We have sought and may continue to seek Orphan Drug Designation for one or more of our other DNA medicine candidates, although we may be unsuccessful in doing so. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as tax advantages and user fee waivers.

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
Although we have obtained Orphan Drug Designation for INO-3107 for the treatment of RRP, and even if we obtain Orphan Drug Designation for our other DNA medicine candidates in specific indications, we may not be the first to obtain marketing approval of these DNA medicine candidates for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. If a competitor with a product that is determined by the FDA to be the same as one of our DNA medicine candidates obtains marketing approval before us for the same indication we are pursuing and obtains orphan drug exclusivity, our product candidate may not be approved until the period of exclusivity ends unless we are able to demonstrate that our product candidate is clinically superior. Even after obtaining approval, we may be limited in our ability to market our product. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different principal molecular structural features can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same principal molecular structural features for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for some of our DNA medicine candidates, we may never receive such designations.
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
In July 2022, we undertook a restructuring plan that resulted in a reduction in headcount of approximately 55 employees and a significant majority of our contractors. Restructuring plans may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. During the third quarter of 2022, we experienced increased attrition after implementing the restructuring plan. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation. Furthermore, employees whose positions will be eliminated in connection with these restructuring plans may seek future employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot be certain that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot be certain that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our current or any future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new growth or revenue opportunities. Any restructuring activities we undertake may take longer than expected and may require changes to our business that we are unable to implement. If we are unsuccessful in implementing our cost saving initiatives and restructuring plans or if we do not achieve our expected results, our results of operations and cash flows could be adversely affected.

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
We have recently experienced changes to our leadership team, which creates uncertainty and could harm our business.
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
Many other companies are pursuing other forms of treatment or prevention for diseases that we target. For example, many of our competitors are working on developing and testing COVID-19 vaccines, cancer vaccines and immunotherapies, and several products such as the CAR-Ts developed by our competitors have been approved for human use. Some of our competitors have already received regulatory approval for their COVID-19 vaccines and have mass vaccination efforts underway in our target markets. For example, multiple COVID-19 vaccines and boosters have been approved by regulators in the United States and Europe and in August 2021 the world's first DNA vaccine against COVID-19 was approved for emergency use by India's regulators. In addition to widely distributed vaccines designed to stop the spread of COVID-19, several antiviral therapies are currently approved by the FDA for the treatment of COVID-19, and several antibody treatments have received EUA from the FDA. The earlier market entry of these other vaccines and drugs, and their actual or perceived efficacy or success relative to our own, resulted in diversion of funding away from us, a declining market for COVID-19 vaccines, decreased interest for INO-4800, and difficulty in finding participants for our clinical trials. All of these factors contributed to our decision to discontinue internal funding for the further clinical development of our COVID-19 vaccine candidate.
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
Furthermore, we are exposed to the possibility of disruption of our research and development activities in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, China's zero COVID policy has caused delays in Advaccine’s conduct of clinical trials for INO-4800 in China, which has in turn resulted in delays in obtaining clinical data to evaluate the safety and efficacy of INO-4800. Further, the threat of a trade war between the United States and China could lead to supply chain disruptions or increased costs for clinical materials manufactured in China that are necessary for our development efforts. These interruptions or failures could then impede commercialization of our DNA medicine candidates and impair our competitive position. We may also be exposed to fluctuations in the value of the local currency in China. These uncertainties may impede our ability to enforce the contracts we have entered into and our ability to continue our research and development activities and could materially and adversely affect our business, financial condition and results of operations.
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
•fluctuating public or scientific interest in the potential for our vaccines or other DNA medicine candidates;
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
Our management has broad discretion in the application of our cash, cash equivalents, and investments, and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. For example, our operating expenses during the period from 2020 to 2022 significantly increased due to development and manufacturing activities for our COVID-19 vaccine program, for which we recently announced that we are discontinuing internal funding. We may not deploy our current capital resources effectively. The failure by our management to apply our funds effectively could result in financial losses that could have a material adverse impact on our business, cause the price of our common stock to decline, and delay the development of our investigational medicines. Pending their use, we may invest our cash, cash equivalents, and investments in a manner that does not produce income or that loses value.
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

Inovio Pharmaceuticals, Inc.

Date:	November 8, 2022	By	/s/ JACQUELINE E. SHEA
Jacqueline E. Shea President, Chief Executive Officer and Director (On Behalf of the Registrant)

Date:	November 8, 2022	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)