Form 10-K
period 2022-12-31
INOVIO PHARMACEUTICALS, INC.
filed 2023-03-01
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of June 30, 2022 was approximately $425.5 million based on $1.73 per share, the closing price on that date of the Registrant’s Common Stock on the Nasdaq Global Select Market.
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 260,131,986 as of February 24, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders (the “Proxy Statement’) are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2022.

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
This Annual Report includes trademarks and registered trademarks of INOVIO Pharmaceuticals, Inc. Products or service names of other companies mentioned in this Annual Report may be trademarks or registered trademarks of their respective owners. References herein to “we,” “our,” “us,” “INOVIO” or the “Company” refer to INOVIO Pharmaceuticals, Inc. and its subsidiaries. References herein to “DNA medicines” refers to our product candidates in development for diseases associated with human papillomavirus (HPV), cancer, and infectious diseases.
Summary Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Part I, Item 1A., Risk Factors herein. These risk factors include, but are not limited to, the following:
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
•We previously expended significant resources on the development of a COVID-19 vaccine candidate. We are currently pursuing third-party sponsored and funded development of this candidate, but there can be no assurance that it will ever receive regulatory approval as a vaccine booster in any country, whether by Emergency Use Authorization or otherwise.
•DNA medicines are a novel approach to treating and preventing disease, and negative perception of the efficacy, safety, or tolerability of any investigational medicines we develop could adversely affect our ability to conduct our business, advance our investigational medicines, or obtain regulatory approvals.
•If we and the contract manufacturers upon whom we rely fail to produce our proprietary smart devices and DNA medicine candidates in the volumes that we require on a timely basis, or at all, or if these contractors fail to comply with their obligations to us or with stringent regulations, we may face delays in the development and commercialization of our proprietary smart devices and DNA medicine candidates.
•If we lose or are unable to secure collaborators or partners, or if our collaborators or partners do not apply adequate resources to their relationships with us, our product development and potential for profitability will suffer.
•We have agreements with government agencies, which are subject to termination and uncertain future funding, which could have a negative impact on our ability to develop certain of our pipeline candidates and/or require us to seek alternative funding sources to advance product candidates.

•Our operating results may be harmed if our restructuring plans do not achieve the anticipated results or cause undesirable consequences.
•We are currently subject to litigation and may become subject to additional litigation, which could harm our business, financial condition and reputation.
•We face intense and increasing competition and steps taken by our competitors, such as the introduction of a new, disruptive technology may impede our ability to successfully commercialize our DNA medicines, if approved.
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

Company Overview
We are a biotechnology company focused on developing and commercializing DNA medicines to help treat and protect people from diseases associated with HPV, cancer, and infectious diseases. Our goal is to advance our diverse pipeline of product candidates and deliver on the promise of DNA medicines technology in treating and preventing a wide array of diseases.
In clinical trials, our DNA medicine candidates have shown the ability to generate immune responses, especially CD4+, CD8+, and memory T-cell responses against targeted pathogens and cancers, via our precisely designed plasmids. These plasmids are delivered into cells using our investigational proprietary smart device, CELLECTRA.
Many of our lead candidates are focused on diseases associated with HPV. In 2022, we announced data from a Phase 1/2 clinical trial with INO-3107 for the treatment of HPV-6 and HPV-11 associated Recurrent Respiratory Papillomatosis (RRP). In this trial, treatment with INO-3107 resulted in a statistically significant reduction of the median number of surgeries, a result that reinforces our belief that DNA medicines may play a key role in the treatment of HPV-related diseases.

Characteristics of DNA Medicines
DNA medicines are optimized DNA plasmids containing a gene encoding for a target protein which is expressed once DNA medicines are delivered into cells. Characteristics of our DNA medicines include:
a.T Cell Responses: DNA medicines have demonstrated the ability to generate high levels of T cell (CD4+, CD8+, and memory) response along with antibody response. CD8+ T cell responses are thought to play an important role in clearing tumors or infected cells.
b.Tolerability: DNA medicines appear to be well-tolerated when evaluated against multiple disease targets. Our DNA medicines have been administered over 15,000 times across more than 5,000 participants to date.
c.Ability to Readminister: DNA medicines have been used in clinical trials to boost immune response via repeat administration, offering the possibility for boosting without any concerns of generating an anti-vector response.
d.Versatility: Our gene encoding technology can target any disease or condition that is strongly associated with an antigen or protein.
e.Stability of Product: DNA medicines have been shown to be stable at room temperature for extended periods and do not require frozen storage or shipping. Certain of our DNA plasmids under development have been room temperature stable for over 6 months.
f.Design and Manufacture: DNA medicines can be rapidly designed and scaled. Ease of manufacture may provide a cost advantage.
g.Delivery Mechanism: Cell membranes can hinder the entry of large molecules such as DNA plasmids. To overcome this barrier, delivery mechanisms such as electroporation are used to increase cellular uptake.

Overview of Our DNA Medicines Platform
Our DNA medicines platform consists of DNA plasmids and our investigational proprietary smart device, CELLECTRA, which is used to deliver the DNA plasmids into the cell. These two components combine to create a versatile platform that has the potential to target any disease or condition that is associated with a specific antigen or protein.
SynCon® - DNA Plasmid Design Technology
Our precisely designed DNA plasmids are circular double-stranded DNA that have been optimized using our proprietary SynCon technology to express the target antigen or protein. In the areas of HPV-related diseases, cancer, and infectious diseases, the expressed proteins are the antigens that are strongly associated with the target disease. The expressed antigens, in turn, elicit antigen-specific antibody and T cell responses. We first identify one or more antigens that we believe are the best targets for directing the immune system toward a particular tumor or infectious disease. We then apply our SynCon design process, which analyzes the genetic make-up of the selected antigens from multiple variants of a tumor or strains of a virus.
For each antigen, SynCon technology creates a new genetic sequence that represents a nucleotide consensus sequence of the targeted antigen. In doing so, we believe we can create a differentiated SynCon sequence to help the immune system better recognize the target antigen and potentially variations of the target antigen. We have generated immune responses, including CD4+, CD8+, and memory T cells, with SynCon-designed DNA medicines against various tumor-associated antigens, as well as against different strains of certain infectious diseases in human clinical trials. Because the engineered SynCon sequences are substantially similar to the original sequences, without matching them exactly, we believe they are patentable.
Once a SynCon sequence is engineered, it is then inserted into a circular DNA plasmid with its own promoter. Promoters serve a vital role in “promoting” the expression of the target antigen once the DNA medicine has entered the cell. Through our SynCon technology, our DNA plasmids have been optimized to enable high expression in human cells. We believe these design capabilities allow us to better target appropriate immune system mechanisms and produce a higher level of antigen expression compared to traditional approaches, potentially enhancing the overall ability to induce the desired immune response.
The plasmids are then manufactured in a bacterial fermentation process using scalable manufacturing technology. We have recently developed a high-yield manufacturing process which we anticipate using to manufacture our DNA medicines. The manufactured DNA medicines are designed to be stable under normal environmental conditions for extended periods of time.
CELLECTRA® Delivery Technology
Large molecules, like DNA plasmids, tend to be hindered by the cell membrane from entering the cell. To overcome this hurdle and allow for an efficient cellular uptake of our DNA plasmids, we have developed the CELLECTRA delivery technology, which delivers the DNA medicines directly into cells either intramuscularly (IM) or intradermally (ID). CELLECTRA devices use brief electrical pulses to reversibly open small pores in the cell membrane, allowing DNA plasmids to enter. Through this process, the cellular uptake of the DNA plasmids can be substantially increased compared to the injection of DNA plasmids alone. This improved cellular uptake has enabled the immune responses and efficacy results observed in our clinical trials to date.
Our CELLECTRA device portfolio currently consists of three models. CELLECTRA 2000 can perform both IM and ID injections and has been used in numerous clinical trials to date. CELLECTRA 5PSP is our new IM device utilizing a prefilled drug cartridge. CELLECTRA 5PSP has been used in our Phase 3 trials (REVEAL1/REVEAL2) for cervical high-grade squamous intraepithelial lesions (HSIL). We are also planning to use CELLECTRA 5PSP for the planned Phase 3 trial for INO-3107, our DNA medicines candidate for RRP. Finally, CELLECTRA 3PSP is our next-generation ID delivery device developed with support from the U.S. Department of Defense, which is ready for large volume production and application submission to regulatory agencies for review and approval.
CELLECTRA devices are validated and manufactured under Current Good Manufacturing Practices (cGMP). We have filed device master files with the U.S. Food and Drug Administration (FDA) covering the use of CELLECTRA smart devices in human clinical trials. CELLECTRA 2000 and 5PSP models have received CE mark certification in the EU.
The process for administration of our DNA medicines is illustrated in the following graphic.

DNA Medicines and HPV-related Diseases
Human papillomavirus (HPV) is a sexually-transmitted, persistent viral infection with one or more high-risk genotypes that can lead to warts, precancerous lesions and cancers, such as RRP, cervical, head and neck, anal and vulvar dysplasias, which are abnormal precancerous cells, and cancers. Approximately 90% of all HPV infections clear naturally and do not result in disease. However, for those not able to clear the virus naturally, persistent infection can lead to cancer and other debilitating, life-threatening diseases affecting quality of life.
HPV types fall into two groups. Low-risk HPV (e.g., HPV 6 and HPV 11) may lead to benign growths (warts or papillomas) that can develop into conditions such as RRP. High-risk (HR) HPV (e.g., HPV 16 and HPV 18) may lead to cell changes and lesions (i.e., precancerous dysplasia) that can become malignant and lead to cervical cancer. HPV causes nearly all cervical cancers and many cancers of the vagina, vulva, penis, anus, rectum, and oropharynx.
While there are currently vaccines available to prevent HPV infection, challenges with acceptance, accessibility, and patient compliance have resulted in many vaccine-eligible people remaining unvaccinated and at risk. It is estimated that even in the United States, only 50-60% of the eligible population has been vaccinated against HPV. In addition, current preventive HPV vaccines cannot treat or protect those already infected with the same HPV genotypes. As a result, there is still an urgent need for the development of HPV therapies that can treat existing infections and prevent the development of HPV-related diseases. The current standard of care for many HPV-related diseases, including cervical dysplasia, cancer, and RRP, is surgery. These surgeries can be invasive and may be needed repeatedly because the underlying HPV infection is not eliminated. This is especially true for chronic diseases such as RRP and anal dysplasia. In addition to surgery, other options are being explored to treat HPV-related diseases, including the usage of checkpoint inhibitors and other immunotherapies.
A summary of the key characteristics of DNA medicines that we believe are important for the treatment of HPV-related diseases are listed in the following graphic:

Our DNA Medicines in Development
The chart below provides an overview of our DNA medicines pipeline. Each of the programs identified are described in more detail below.
INO-3107 for HPV-related Recurrent Respiratory Papillomatosis (RRP)
RRP is a life-long, rare disease characterized by the growth of tumors in the respiratory tract primarily caused by HPV-6 and/or HPV-11 genotypes. Although mostly benign, such papillomas can cause severe, sometimes life-threatening airway obstruction and respiratory complications. A distinguishing aspect of RRP is the tendency for the papilloma to recur after surgical procedures to remove them. If RRP develops in the lungs, affected individuals can potentially experience recurrent pneumonia, chronic lung disease (bronchiectasis) and, ultimately, progressive pulmonary failure. In extremely rare cases, RRP can develop into squamous cell carcinoma. Additional symptoms of RRP can include a hoarse voice, difficulty in sleeping and swallowing, and chronic coughing. RRP symptoms are usually more severe in children than in adults.
Incidence and prevalence of RRP is variable and depends on several factors that vary based on geographic location. There are estimated to be approximately 14,000 active cases and approximately 1.8 new cases per 100,000 adults in the United States each year. Global data for RRP is even more scarce, but available studies show a burden of disease in almost every country studied, ranging from an incidence of 0.18 cases per 100,000 adults in Lesotho to 0.54 per 100,000 adults in Norway and 0.02 cases per 100,000 children in Australia to 2.8 per 100,000 children in Thailand. The average yearly cost of treatment for RRP is estimated to be approximately $72,000.
In October 2022, we announced preliminary results from an open-label, multicenter Phase 1/2 trial evaluating the efficacy, safety, tolerability and immunogenicity of INO-3107, a DNA medicine candidate targeting HPV-6 and HPV-11 associated RRP. For this trial, adult patients first underwent surgical removal of their papilloma(s) and then received up to four doses of INO-3107, once every three weeks. The study protocol also included the administration of INO-9112, which encodes for human interleukin-12 (IL-12) to help enhance the immune response. The primary endpoint of this trial was safety and tolerability. Interim results from the trial showed INO-3107 to be well-tolerated with all patients completing the trial follow-up. Treatment-emergent adverse events (TEAEs) observed in the trial were generally low-grade, with 86% of patients experiencing at least one TEAE, most of which were Grade 1. Three patients (14%) experienced a Grade 3 TEAE, but none were deemed related to treatment with INO-3107. The most commonly reported TEAEs were injection site pain (38%) and fatigue (19%). While two serious adverse events were reported, these were also deemed unrelated to INO-3107.
The trial also assessed the efficacy of INO-3107. Preliminary results from the initial cohort of 21 patients showed a statistically significant reduction in the number of RRP surgical interventions in the year following the administration of INO-3107 compared with the year prior to treatment, which was the clinical endpoint of the trial. Of the 21 patients, 16 (76%) had a decrease in surgical interventions in the year following the administration of INO-3107 relative to the number of surgeries in the year prior to the trial. Of those 16 patients, six required no surgical intervention during the trial period. There was a median decrease of three surgical interventions (95% CI 1, 3) across the initial cohort.

In the trial, INO-3107 generated cellular responses against both HPV 6 and HPV 11, spanning both CD4 and CD8 T cells, including killer T cells. T-cell activity against HPV 6 and HPV 11 was present at the study end, which was 43 weeks after completion of treatment, and is indicative of a persistent cellular memory response.
INO-3107 was granted Orphan Drug Designation (ODD) by the FDA in July 2020.
In February 2023, we announced positive preliminary results from the second cohort of our Phase 1/2 clinical trial evaluating INO-3107 for the treatment of HPV 6 and HPV 11-associated RRP in adults. In the second cohort of 11 patients who were administered INO-3107 via the exploratory side port needle, 10 of the 11 patients (91%) had a reduction in surgical interventions in the year following initial treatment, with measurement beginning at Day 0, the start of trial therapy. Of these 10 patients, four did not require surgery. There was a statistically significant median decrease of three surgical interventions when comparing the year following treatment to the year prior. In the year prior to treatment, the number of surgical interventions for these 11 patients ranged between 2 and 8, and the median was 5.
Treatment with INO-3107 induced cellular responses against both HPV 6 and HPV 11, inducing both activated CD4 and activated lytic CD8 T cells. T cell responses were also observed at Week 52, which was 43 weeks after final treatment with INO-3107, indicating a persistent cellular memory response.
INO-3107 was well-tolerated in the trial, with all 11 patients completing the trial follow-up. Treatment-emergent adverse events (TEAE) observed in the trial were generally low-grade, with five patients (46%) experiencing at least one TEAE; four patients (36%) reported at least one related TEAE, all of which were Grade 1 or 2. The only adverse events reported by more than one patient were injection site pain (two patients) and headache (two patients). The safety and efficacy results for the second cohort were consistent with results announced for the first cohort in October 2022.

VGX-3100 for the Treatment of HPV-related Cervical HSIL
Cervical HSIL is a pre-cancerous condition caused by HPV infection. While most genital HPV infections are cleared naturally by the body's own immune system, persistent cervical infection with one or more HR-HPV genotypes can eventually lead to cervical high-grade dysplasia (HSIL) and eventually to cervical cancer.
Current management options for cervical HSIL are limited and are associated with potential unwanted side effects. The “watch-and-wait” process associated with low-grade squamous intraepithelial lesions (LSIL, formerly called low-grade dysplasia or CIN 1), and in some young women with CIN2, can be a stressful approach. The current standard of care for cervical HSIL is surgery, which involves ablating or cutting into a women’s cervix to remove the pre-cancerous lesions. These treatments may lead to short-term adverse effects including excess bleeding, and infection, or to longer-term reproductive risks such as pre-term birth, miscarriage, and perhaps infertility. Recurrence of high-grade precancerous lesions can occur after surgery because surgery does not clear the underlying HPV infection.
Currently, there is no approved immunotherapy or drug available to treat persistent HPV infection or cervical HSIL.
VGX-3100 is designed to generate T cell immune responses against the E6 and E7 oncogenic proteins of high-risk HPV types 16 and 18 that can be present in both precancerous and cancerous cells transformed by these HPV types. E6 and E7 are oncogenes that play an integral role in transforming HPV-infected cells into precancerous and cancerous cells, thus making them appealing targets for T cell-directed immunotherapy. The goal of VGX-3100 is to stimulate the body's immune system to generate a T cell response to kill the cells producing the E6/E7 protein. The potential of such immunotherapy would be to treat HSIL caused by these HPV types.
We have completed randomized, blinded, placebo-controlled Phase 2b and Phase 3 clinical trials of VGX-3100 compared to placebo, in women with HPV-16 and HPV-18 cervical HSIL. In the Phase 2b trial, women treated with VGX-3100 were more likely to demonstrate resolution of cervical HSIL and HPV clearance from cervical lesions than those women receiving placebo. In addition, antigen-specific T cell levels in women treated with VGX-3100 were greater than those treated with placebo. All women were monitored for an additional 52 weeks following the primary endpoint to assess for safety; VGX-3100 was well-tolerated and there were no safety concerns observed. Immune endpoints were also assessed and women whose lesions regressed also had higher frequencies of HPV-specific CD8+ T cells which co-expressed key molecules important in the T cell killing cascade and directly correlated with clinical efficacy. To our knowledge, this Phase 2b trial was the first study from which data was published indicating a direct correlation between antigen-specific CD8+ T cells generated in vivo and clinical efficacy.
VGX-3100 Immune Correlates and Biomarker Signatures
We are pursuing a biomarker signature for our VGX-3100 program. In May 2019, we entered into a collaboration with QIAGEN N.V. to co-develop a liquid biopsy-based diagnostic for this biomarker signature to identify women with HPV-16/18 cervical HSIL most likely to respond to VGX-3100. In February 2021, we announced an extension of our partnership with QIAGEN with a new master collaboration agreement to develop liquid biopsy-based companion diagnostic products based on next-generation sequencing technology to complement our therapies. QIAGEN is utilizing the Illumina NextSeq™ 550Dx platform for this biomarker, the first development based on a partnership QIAGEN and Illumina entered into in October 2019.
In December 2021, we announced that we and QIAGEN had identified candidate biomarker signatures for VGX-3100 with the intent of selecting a final signature of a pre-treatment in vitro diagnostic to meet the specific characteristics desired to identify women with HPV-16/18 cervical HSIL most likely to respond to VGX-3100. This biomarker, if validated, may have the potential to identify those women who are more likely to have a favorable treatment outcome, specifically the regression of cervical HSIL and viral clearance.
Phase 3 Trials (REVEAL1 and REVEAL2)
Our Phase 3 program, named REVEAL, consists of a primary trial (REVEAL1; HPV-301) and confirmatory trial (REVEAL2; HPV-303). The REVEAL trials are prospective, randomized (2:1), double-blind, placebo-controlled trials evaluating adult women with HPV 16/18 positive biopsy-proven cervical HSIL (CIN 2/3). The primary endpoint is regression of cervical HSIL and virologic clearance of HPV-16 and/or HPV-18 in the cervix, which was a secondary endpoint that was achieved in our Phase 2b trial. Overall, the Phase 3 trials are evaluating cervical tissue changes at approximately 9 months after beginning a three-dose regimen of VGX-3100 administered at months 0, 1 and 3.
In March 2021, we announced the results of the REVEAL1 trial of VGX-3100. The trial protocol-defined intention to treat (ITT) population (N=201) included all randomized participants regardless of availability of endpoint data and defines those without endpoint data as non-responders. There were eight such participants (seven in the treatment group, one in the placebo group) in the ITT population. Including participants with missing endpoint data, the percentage of participants meeting the primary endpoint was 22.5% (31/138) in the treatment group, versus 11.1% (7/63) in the placebo group (p=0.029; 95%CI: -0.4,21.2), which was not statistically significant. All secondary endpoints were achieved except for regression of cervical HSIL alone (95%CI: -0.6,24.5).
For the protocol-defined mITT population (N=193), which included all participants with endpoint data, VGX-3100 achieved the primary and secondary endpoints among all evaluable participants. For the primary endpoint of histopathological regression of HSIL and virologic clearance of HPV-16 and/or HPV-18 at week 36, the percentage of responders was 23.7% (31/131) in the treatment group, versus 11.3% (7/62) in the placebo group (p=0.022; 95%CI: 0.4,22.5), which was statistically significant. All secondary efficacy endpoints were achieved in this population. These endpoints were: a) regression of cervical HSIL to normal tissue combined with HPV16/18 viral clearance, b) regression of cervical HSIL alone, c) regression of cervical HSIL to normal tissue, and d) HPV 16/18 viral clearance alone. There were no treatment-related serious adverse events (SAEs) and most adverse events (AEs) were self-resolving and were considered to be mild to moderate, consistent with earlier clinical trials. The data from REVEAL1 was presented at the 2021 American Society for Colposcopy and Cervical (ASCCP) annual scientific meeting, and at the 34th International Papillomavirus Conference (IPVC) in November 2021.
We completed the 52-week safety follow-up of participants in REVEAL1 and showed that VGX-3100 remained well-tolerated through Week 88. In addition, participants treated with VGX-3100 who met the primary endpoint at Week 36 remained clear of HPV-16 and/or HPV-18 at Week 88.
REVEAL2 is our second Phase 3 trial with VGX-3100. In April 2022, the trial protocol was amended to utilize a biomarker-selected population as the primary population, based on prior analysis of REVEAL1 results suggesting that this investigational biomarker had the potential to identify women more likely to respond to treatment with VGX-3100. We announced that this trial would no longer be considered to be a pivotal trial and would not lead to a BLA filing for a biomarker-selected population, as the FDA advised us that the biomarker-positive population would not be sufficient to support approval of a potential marketing application for VGX-3100. The FDA recommended using REVEAL2 as an exploratory trial and that conducting one or two additional well-controlled trials in the biomarker-selected population would be more likely to provide evidence to support approval of a marketing application.
Trial participants in REVEAL2 included 203 women, 18 years of age or older, who had histologically-confirmed cervical HSIL associated with HPV-16 and/or HPV-18, but who were otherwise healthy. Participants received either VGX-3100 or placebo at 0, 4 and 12 weeks (randomized 2:1). The primary endpoint, as amended, was the percentage of biomarker-selected participants with regression of cervical HSIL and virologic clearance of HPV-16 and/or HPV-18 in the cervix. A secondary endpoint was the percentage of all participants with regression and virologic clearance.
In March 2023, we announced data from our REVEAL2 trial. Statistical significance was not achieved in the investigational biomarker-selected population for the endpoint of lesion regression and viral clearance. However, statistical significance was achieved in the all-participants population for the endpoint of lesion regression and viral clearance.
The percentage of participants in the investigational biomarker-selected population meeting the endpoint was 28.6% (6/21) in the treatment group, versus 0% (0/4) in the placebo group (p=0.115; difference in percentage 28.6, 95%CI: -24.6, 50.4), which was not statistically significant.

The result of the all-participants population of 203 participants (134 participants in the treatment group, 69 in the placebo group) was statistically significant, with 27.6% (37/134) of the participants meeting the endpoint in the treatment group, versus 8.7% (6/69) in the placebo group (p=0.001; difference in percentage 18.9, 95%CI: 7.8, 28.6).
In particular, in the all-participants population of REVEAL2, viral clearance was observed in 37.3% (50/134) in the treatment group versus 8.7% (6/69) in the placebo group. Given the importance of viral clearance in removing the underlying cause of the HPV-related diseases, this data may have positive implications in our other HPV-related programs.
An ad hoc integrated efficacy analysis of the results for both REVEAL1 and REVEAL2 shows statistical significance in the biomarker-selected and all-participants populations for lesion regression and viral clearance. For the combined biomarker-selected population of 92 participants (68 participants in the treatment group, 24 in the placebo group), the percentage of participants meeting the primary endpoint was 54.4% (37/68 in the treatment group, versus 12.5% (3/24) in the placebo group (p=<0.001; difference in percentage 41.9, 95%CI: 20.4, 57.0). For the combined all-participants population of 404 participants (272 participants in the treatment group, 132 in the placebo group), the percentage of participants meeting the primary endpoint was 25.0% (68/272 in the treatment group, versus 9.8% (13/132) in the placebo group (p=<0.001; difference in percentage 15.2, 95%CI: 7.4, 22.1).
In both REVEAL1 and REVEAL2, VGX-3100 was well-tolerated. There were no treatment-related serious adverse events and most adverse events were considered to be mild to moderate.
This combined data set will be used as supportive data in any future regulatory interactions involving VGX-3100. We will continue to evaluate the results to determine next steps for VGX-3100 in our HPV programs. We plan to submit the data for publication in a peer-reviewed journal later this year.
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
There are no validated screening tests or a general consensus for screening recommendations for anal HSIL. Treatment usually consists of repeated ablation, most commonly radiofrequency ablation (RFA), resections or laser therapy. However, recurrence rates are high, up to 49% one year after treatment, as ablation does not clear the underlying HPV infection, resulting in an unmet medical need.
We have completed a Phase 2 clinical trial (HPV-203) to evaluate VGX-3100 in participants who are HIV-negative with histologically confirmed anal or perianal HSIL, or anal intraepithelial neoplasia (AIN), associated with HPV-16 and/or HPV-18. This open-label trial enrolled 24 participants who received three doses of VGX-3100 delivered by our CELLECTRA-5PSP device. The primary endpoint of the trial was histologic clearance of the high-grade lesions and virologic clearance of the HPV-16/18 virus in anal/perianal tissue samples. In December 2020, we announced Phase 2 efficacy results from this trial. One-half of participants treated with VGX-3100 (11/22) showed resolution of HPV-16/18-associated anal HSIL at six months following the start of treatment. VGX-3100 was well-tolerated in the trial.
In addition to the Phase 2 anal HSIL trial described above, a separate ongoing Phase 2 trial sponsored by the AIDS Malignancy Consortium (AMC-103) is evaluating VGX-3100 in participants with histologically confirmed anal or perianal HSIL associated with HPV-16 and/or HPV-18 who are HIV-positive. This open-label single-arm trial plans to enroll approximately 90 participants who will receive up to four doses of VGX-3100 delivered by CELLECTRA-5PSP smart device. The primary endpoint of the trial is histological regression of high-grade anal lesions to low-grade SIL or normal histology.
VGX-3100 for the Treatment of Vulvar HSIL
HPV-16 and HPV-18 can also cause precancerous and cancerous lesions of the vulva. These precancerous lesions, or vulvar HSIL, have less than a 5% rate of spontaneous or natural regression and there are no FDA-approved treatments. Surgery, the most common treatment, is associated with high rates of disease recurrence and can cause disfigurement, long-term pain, and psychological distress for women who undergo the procedure. Non-surgical options such as the off-label use of topical imiquimod are also available.
We have completed a Phase 2 trial (HPV-201) to evaluate the efficacy of VGX-3100 in participants with vulvar HSIL. This randomized, open-label Phase 2 clinical trial assessed the efficacy of VGX-3100 in 33 women with vulvar HSIL. VGX-3100 was administered with our CELLECTRA -5PSP smart device. The primary endpoint of the trial was histologic clearance of high-grade lesions and virologic clearance of the HPV virus in vulvar tissue samples. The trial also evaluated the safety and tolerability of VGX-3100. In January 2021, we announced efficacy results from this trial. A 25% or more reduction in HPV-16/18-associated vulvar HSIL was observed for 63% of trial participants (12 of 19) treated with VGX-3100 at six months post-treatment. Three of the 20 participants with histology data (15%) resolved their vulvar HSIL and had no HPV-16/18 virus detectable in the healed area. VGX-3100 was well-tolerated in the Phase 2 trial.

INO-5401 for the Treatment of Glioblastoma Multiforme (GBM)
Glioblastoma multiforme (GBM) is the most common aggressive type of brain cancer. In the United States, the median age at diagnosis is 65 years, and the incidence rate increases thereafter. Prognosis is extremely poor, and a limited number of new therapies have been approved over the last 10 years; median overall survival for U.S. patients receiving standard of care therapy is approximately 10 months and the five-year survival is 6.8% for all ages combined. The annual incidence of GBM is estimated to be approximately 12,000 cases per year and increasing.
Our product candidate INO-5401 is an immunotherapy consisting of three DNA plasmids encoding for three tumor-associated antigens: human Telomerase Reverse Transcriptase (hTERT), Wilms Tumor gene-1 (WT1) and Prostate-Specific Membrane Antigen (PSMA).
We have completed a Phase 1/2 immuno-oncology trial of INO-5401 and INO-9012 (IL-12 plasmid) in participants with newly diagnosed GBM, in combination with cemiplimab (Libtayo®), a PD-1 inhibitor developed by Regeneron Pharmaceuticals. This open-label trial began in 2018 and enrolled 52 newly diagnosed GBM participants. The primary endpoint was safety and tolerability, and the trial also evaluated immunogenicity and efficacy (Overall Survival, or OS).
In May 2022, we presented OS data at the 2022 American Society of Clinical Oncology (ASCO) from GBM-001 Phase 2 trial. Median OS duration in patients with an unmethylated MGMT promoter (Cohort A) was 17.9 months, which compares favorably to historical comparisons (14.6-16 months). Median OS data in patients with a MGMT methylated promoter (Cohort B), was 32.5 months, which compares favorably to historical comparisons (23.2-25 months). Overall, INO-5401 + INO-9012 demonstrated tolerability and immunogenicity when administered with Libtayo and RT/TMZ (radiation and temozolomide) to newly diagnosed GBM patients. Notably, INO-5401 elicited antigen-specific T cells that may infiltrate GBM tumors.

INO-5151 (INO-5150 + INO-9012) for the Treatment of Prostate Cancer
INO-5151 consists of DNA plasmids targeting Prostate Specific Antigen (PSA) and Prostate Specific Membrane Antigen (PSMA), combined with INO-9112, the IL-12 plasmid, for the treatment of prostate cancer.
In 2019, we announced a clinical collaboration with Parker Institute for Cancer Immunotherapy (PICI) and the Cancer Research Institute (CRI) as part of which INO-5151 is being combined with an immune modulator (CDX-301, FLT3 ligand, a dendritic cell mobilizer) and a PD-1 immune checkpoint inhibitor (nivolumab) in participants with metastatic castration-resistant prostate cancer (mCRPC), in a PICI-sponsored platform trial (PORTER). This combination trial is an open-label, non-randomized, exploratory platform trial designed to assess the safety and antitumor activity of multiple immunotherapy-based combinations in participants with mCRPC who have received prior secondary androgen inhibition. The trial evaluated biomarkers of immune activity and clinical outcomes using a multi-omic, multi-parameter approach. Under the agreement, PICI designed and conducted the clinical trial, working in collaboration with its established network of clinical academic and industry cancer centers, with funding support from CRI.
In November 2022, at the Society for Immunotherapy of Cancer (SITC) 2022 annual meeting, PICI announced that while the treatment with INO-5151 induced antigen-specific T cell responses, the combination therapy of INO-5151 + nivolumab + CDX-301 was not deemed to have sufficient clinical activity by the study sponsors and will not be expanded for further study.

Infectious Disease Product Candidates
INO-4800 for COVID-19
Phase 2/3 Clinical Trial – INNOVATE
In 2022, we announced the discontinuance of all internally funded COVID-19 vaccine programs for INO-4800. The decision followed a comprehensive review of market conditions and global demand for COVID-19 vaccines. In May 2022, we announced the discontinuance of our INNOVATE program, which was focused on developing INO-4800 as a primary vaccine candidate against COVID-19. At that time, our intention was to continue our efforts to develop INO-4800 as a heterologous booster vaccine. However, in October 2022, we announced the discontinuance of these heterologous booster vaccine efforts for INO-4800 as market conditions continued to shift. While we believe that INO-4800 has attributes that could be beneficial as a potential vaccine and/or booster vaccine against COVID-19, such as its ability to elicit immune responses at the humoral and cellular level, including driving cross-reactive T cell responses against multiple variants of concern, our decision was driven by external factors. These included epidemiological trends, including reduced number of severe COVID-19 cases, difficulty in conducting heterologous booster trials in highly vaccinated populations, market conditions such as vaccine oversupply, lower forecast projections for vaccine doses in the future, and vaccine fatigue, and changes in regulatory timelines and requirements, as well as diminishing government financial support.
Phase 2/3 Clinical Trial – SOLIDARITY TRIAL VACCINES (STV)
INO-4800 is one of two initial COVID-19 vaccine candidates included in the World Health Organization (WHO) sponsored Solidarity Trial Vaccines, which is designed to evaluate the efficacy and safety of promising new candidate vaccines selected by an independent vaccine prioritization advisory group composed of leading scientists and experts. Our decision to discontinue our internally funded efforts to develop INO-4800 as a COVID-19 heterologous booster vaccine does not affect the evaluation of INO-4800 in this trial.
INO-4800 in China
Our collaborator Advaccine has completed enrollment of its 200-participant homologous and 267-participant heterologous booster vaccine trials in China. The trials are designed to evaluate safety, tolerability and immunogenicity of INO-4800 as a homologous booster where INO-4800 was administered as the primary vaccine and as a heterologous booster where an inactivated vaccine was administered as the primary vaccine.
COVID-19 dMAb®
Using our SynCon technology, we are able to create a precisely designed DNA plasmid that encodes for a specific monoclonal antibody (mAb). We refer to these DNA plasmids as our dMAb product candidates. We deliver the plasmid directly into cells of the body using our CELLECTRA smart delivery system, enabling the electroporated cells to manufacture those mAbs in vivo (i.e. by the body itself), unlike conventional mAb technology that requires manufacture outside of the body. We believe this approach provides potentially significant advantages in terms of design simplicity, rapidity of execution and lower production costs. We expect to design dMAb product candidates not only for new disease targets that are not currently addressable with conventional recombinant mAbs, but also targets of existing, commercially available mAb products.
In December 2020, we, along with a team of scientists from The Wistar Institute, AstraZeneca, the University of Pennsylvania, and Indiana University, received a $37.6 million grant from the U.S. Defense Advanced Research Projects Agency (DARPA), a research and development agency of the DoD and the JPEO-CBRND, to use our dMAb technology to develop anti-SARS-CoV-2-specific dMAbs that function as both a therapeutic and preventive treatment for COVID-19.
As part of DARPA's two-year grant, the consortium constructed COVID-19 dMAb candidates mirroring AstraZeneca's traditional recombinant monoclonal antibody candidates currently being tested in clinical trials to treat COVID-19.
In July 2022, Wistar announced the dosing of the first participant in a Phase 1, open-label, single-center, 24-person dose escalation trial to evaluate the safety, tolerability and pharmacokinetic profile of two of our mAb product candidates , administered IM followed immediately by electroporation using our CELLECTRA 2000 device in a 1- and 2-dose regimen (Days 0 and 3) in healthy adults (NCT05293249).

INO-4201 for Ebola Virus Disease
The Ebola virus causes one of the most virulent viral diseases, with case fatality rates averaging approximately 50% but approaching up to 90% in past outbreaks in areas with no or under-developed health care. Ebola can spread through human-to-human transmission by direct contact with the blood, secretions, organs or bodily fluids of an infected individual and with surfaces or materials that contain the contaminated fluids of an infected person, such as bedding and clothing. It is capable of causing death within 2 to 21 days of exposure. In November 2019, the first conditional approval was issued for a preventive vaccine against Ebola virus. This approval was from the European Medicines Agency (EMA) for the vaccine ERVEBO®. That same month, the WHO pre-qualified that vaccine for use in high-risk countries. In the next month, the FDA approved that vaccine. However, there are no proven effective therapeutic treatments for Ebola. In addition, various experimental approaches have already been associated with undesirable side effects and limited ability to scale manufacturing.
In December 2021, we announced complete enrollment of a 46-participant Phase 1b trial in which our DNA medicine candidate INO-4201 was assessed as a heterologous booster in healthy volunteers previously vaccinated with rVSV-ZEBOV (ERVEBO®), an FDA- and EMA- approved viral vector-based Ebola vaccine (NCT04906629). To date, INO-4201 has been well-tolerated and has not demonstrated systemic SAEs, such as fever, joint pain, and low white blood cell counts, that have been reported in association with some viral vector-based Ebola vaccines currently in development.
In February 2022, we announced results from the Phase 1b trial. INO-4201 was well-tolerated and boosted humoral responses in 100% (36 of 36) of treated participants. We and our collaborators plan to publish the data in a peer-reviewed journal and provide updates on the next steps for INO-4201.

INO-4700 for Middle East Respiratory Syndrome (MERS)

The Middle East Respiratory Syndrome (MERS) is a viral respiratory illness first reported in Saudi Arabia in 2012. MERS appears to have been transmitted from an animal reservoir to humans, but human to human transmission has been confirmed. In 2018, we announced a collaboration with CEPI under which CEPI would fund up to $56 million of costs to support our pre-clinical and clinical advancement through Phase 2 of our vaccine candidate INO-4700.
We dosed and completed enrollment for the first part (dose finding stage) of the Phase 2 trial (192 participants) of INO-4700. The multi-center Phase 2 trial was a randomized, double-blinded, placebo-controlled trial designed to evaluate the safety, tolerability, and immunogenicity of INO-4700 administered with CELLECTRA 2000 in approximately 500 healthy adult participants (NCT04588428). The trial was conducted at sites in Jordan, Lebanon, and Kenya.
Based on initial analysis of data from the studies, we and CEPI agreed to discontinue development of INO-4700 for MERS in November 2022. Although INO-4700 was well-tolerated by participants in our clinical trials and generated immune responses, the two-dose regimen did not meet CEPI's selection criteria for further development.

INO-4500 for Lassa Fever
Lassa fever, also known as Lassa hemorrhagic fever, is an acute viral disease which occurs mostly in West Africa.
In October 2021, we completed enrollment of a 220 participant Phase 1b trial for our vaccine candidate INO-4500 in Accra, Ghana, which was the first vaccine clinical trial for Lassa Fever conducted in West Africa, where the viral illness is endemic. The trial was funded by CEPI. The dosing regimen involved two intradermal vaccinations at 0 and 28 days with either 1.0 mg or 2.0 mg doses.
In November 2022, we announced that we and CEPI agreed to discontinue development of INO-4500 for Lassa Fever, following initial analyses of data from studies. Although INO-4500 was well tolerated by participants in our clinical trials and generated immune responses, the two-dose regimen did not meet CEPI's selection criteria for further development.

Collaboration and Alliances
Our partners and collaborators include Advaccine Biopharmaceuticals Suzhou Co, ApolloBio Corporation, AstraZeneca, The Bill & Melinda Gates Foundation (Gates), Coalition for Epidemic Preparedness Innovations (CEPI), Defense Advanced Research Projects Agency (DARPA), The U.S. Department of Defense (DoD), HIV Vaccines Trial Network, International Vaccine Institute (IVI), Kaneka Eurogentec, National Cancer Institute (NCI), National Institutes of Health (NIH), National Institute of Allergy and Infectious Diseases (NIAID), the Parker Institute for Cancer Immunotherapy, Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter-Helm BioLogics, Thermo Fisher Scientific, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.
Our most material collaboration arrangements are summarized below.
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
Under the Agreement, Advaccine made an upfront payment to us of $3.0 million in January 2021. In addition to the upfront payment, we are entitled to receive up to an aggregate of $200.0 million, payable upon the achievement of specified milestones related to the development, regulatory approval and commercialization of INO-4800, including the achievement of specified net sales thresholds for INO-4800 in Greater China and the additional covered territories, if approved. In December 2020 we earned a $2.0 million milestone payment based on the enrollment of the first participant in the Phase 2 clinical trial for the product in the Advaccine territory. We are also entitled to receive a royalty equal to a high single-digit percentage of annual net sales in each region within the licensed territory, subject to reduction in the event of competition from biosimilar products in a particular region and in other specified circumstances. Advaccine’s obligation to pay royalties will continue, on a licensed product-by-licensed product basis and region-by-region basis, for ten years after the first commercial sale in a particular region within Greater China or, if later, until the expiration of the last-to-expire patent covering a given licensed product in a given region.
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
ApolloBio

In December 2017, we entered into an Amended and Restated License and Collaboration Agreement with Beijing Apollo Saturn Biological Technology Limited, a corporation organized under the laws of China, or ApolloBio. Under the terms of this License and Collaboration Agreement, which became effective in March 2018, we granted to ApolloBio the exclusive right to develop and commercialize VGX-3100, our DNA immunotherapy product candidate designed to treat pre-cancers caused by HPV, within the agreed upon territories - Greater China (defined as China, Hong Kong, Macao and Taiwan). As part of the collaboration, ApolloBio will fund all clinical development costs within the licensed territory.
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
Competition
As we develop and seek to ultimately commercialize our product candidates, we face and will continue to encounter competition with an array of existing or development-stage drug and immunotherapy approaches targeting diseases we are pursuing. We are aware of various established enterprises, including major pharmaceutical companies, broadly engaged in vaccine/immunotherapy research and development. These include AbbVie, AstraZeneca, BioNTech, Bristol-Myers Squibb, GlaxoSmithKline plc, Janssen Pharmaceuticals (part of J&J), Merck, Moderna, Novartis, Pfizer, Roche, and Sanofi-Aventis. There are also various development-stage biotechnology companies involved in different vaccine and immunotherapy technologies, including but not limited to CureVac, Dynavax, GeneOne, Genexine, Hookipa, Imunon, Iovance, Nektar, Nykode, Precigen, Translate Bio, Vir Biotechnology, and Zydus. If these companies are successful in developing their technologies, it could materially and adversely affect our business and our future growth prospects.
Merck and GlaxoSmithKline have commercialized preventive vaccines against HPV to protect against cervical cancer. Some companies are seeking to treat early HPV infections or low-grade cervical dysplasia. Loop Electrosurgical Excision Procedure, commonly known as LEEP, is a surgical procedure and is the current standard of care for treating high-grade cervical dysplasia. In RRP caused by HPV subtypes 6 and 11, Precigen is working to develop a treatment based on a Gorilla adenovirus vector. Genexine and Gilead Sciences have therapeutic cervical cancer product candidates under development. Many companies are pursuing different approaches to pre-cancers and cancers we are targeting.
We also compete more specifically with companies seeking to utilize antigen-encoding DNA delivered with electroporation or other delivery technologies such as viral vectors or lipid vectors to induce in vivo generated antigen production and immune responses to prevent or treat various diseases. These competitive technologies have shown promise, but they each also have their unique obstacles to overcome.
Viral Vaccine Delivery
This technology utilizes a virus as a carrier, or vector, to deliver genetic material into target cells. The method is efficient for delivering immunotherapy antigens and has the advantage of mimicking real viral infection so that the recipient will mount a broad immune response against the immunotherapy. The potential limitation of the technology stems from problems with unwanted immune responses against the viral vector, limiting its use to patients who have not been previously exposed to the viral vector and making repeated administration difficult. In addition, complexity and safety concerns increase their cost and complicate regulatory approval.
Lipid DNA/RNA Delivery
A number of lipid formulations have been developed that increase the effect of DNA/RNA immunotherapies. These work by either increasing uptake of the DNA/RNA into cells or by acting as an adjuvant, alerting the immune system. While there has been significant progress in this field, including emergency use authorization of COVID-19 mRNA vaccines in 2020, lipid nanoparticle delivery of mRNA may have thermal stability issues as well as the potential of adverse events from the lipid nanoparticle formulations.
DNA Immunotherapy Delivery with Electroporation
There are other companies with electroporation intellectual property and devices. We believe we have competitive advantages over other companies focused on electroporation for multiple reasons:
•We have an extensive history and experience in developing the methods and devices that optimize the use of electroporation in conjunction with DNA-based agents. This experience has been validated with multiple sets of interim data from clinical trials assessing DNA-based immunotherapies and vaccines against cancers and infectious disease.
•We have a broad product line of electroporation instruments designed to enable DNA delivery, including our intradermal and intramuscular devices.
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
Commercialization and Manufacturing
Because of the broad potential applications of our technologies, we intend to develop and commercialize products both on our own and through our collaborators and licensees. We intend to develop and commercialize products in well-defined specialty markets, such as HPV-related diseases, infectious diseases, and cancer. Where appropriate, we intend to rely on strategic marketing and distribution alliances.
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
As of December 31, 2022, our patent portfolio included approximately 100 issued U.S. patents and approximately 80 U.S. patent applications as well as approximately 800 issued foreign counterpart patents and approximately 700 counterpart foreign patent applications. These are comprised, in part, of:
•two U.S. patent applications and approximately 40 counterpart foreign patent applications, directed to treatment of RRP;
•seven issued U.S. patents and five U.S. patent applications, as well as approximately 80 issued foreign counterpart patents and approximately 50 counterpart foreign patent applications, directed to treatment of GBM;
•approximately 70 issued U.S. patents and approximately 50 U.S. patent applications, as well as approximately 400 issued foreign counterpart patents and approximately 500 counterpart foreign patent applications, directed to our other earlier-stage product candidates; and
•approximately 30 issued U.S. patents and approximately 20 U.S. patent applications, as well as approximately 30 issued foreign counterpart patents and approximately 125 counterpart foreign patent applications, directed to our device delivery systems.
Our pending patent applications directed to treatment of RRP, if issued, would expire between about 2040 and 2043. Our issued patents directed to treatment of GBM expire between about 2027 and 2037 and our pending patent applications, if issued, would expire between about 2027 and 2040. Our issued patents directed to our other product candidates expire between about 2023 and 2036 and our pending patent applications, if issued, would expire between about 2027 and 2042. Our issued patents directed to our device delivery systems expire between about 2023 and 2036 and our pending patent applications, if issued, would expire between about 2023 and 2042.
Individual patent terms extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. In most countries in which we file patent applications, including the United States, the patent term is 20 years from the date of filing of the first non-provisional patent application to which priority is claimed. In some instances, a patent term can be extended under certain circumstances, such as patent term extension or patent term adjustment; alternatively, a patent term may be shortened, for example in the United States, if a patent is terminally disclaimed over an earlier-filed patent. Protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.
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
Once a BLA has been accepted for filing, which occurs, if at all, 60 days after the BLA’s submission, the FDA’s goal is to review BLAs within ten months of the filing date for standard review or six months of the filing date for priority review, if the application is for a product intended for a serious or life-threatening condition and the product, if approved, would provide a significant improvement in safety or effectiveness. The review process is often significantly extended by FDA requests for additional information or clarification. If not accepted for filing, the sponsor must resubmit the BLA and begin the FDA’s review process again, including the initial 60-day review to determine if the application is sufficiently complete to permit substantive review.
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

There remain judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry qualifying health insurance coverage for all or part of a year. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax, and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and by creating a newly established manufacturer discount program. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business. In addition, other legislative changes have been proposed and adopted since the ACA was enacted.
On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect until 2031 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Further there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Significant Customers and Research and Development
During the year ended December 31, 2022, we derived 94% of our revenue from the procurement contract with the DoD that we entered into in June 2020. During the year ended December 31, 2021, we derived 43% of our revenue from the procurement contract with the DoD and 14% of our revenue from our collaborator Plumbline Life Sciences, a company of which we are an approximately 19% stockholder. During the year ended December 31, 2020, we derived 68% of our revenue from Advaccine and 18% of our revenue from Plumbline Life Sciences.
Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our electroporation technologies and immunotherapies. Research and development expense consists of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Our research and development expense was $187.7 million in 2022, $249.2 million in 2021 and $94.2 million in 2020.
Geographic Information
All of our revenue for the years ended December 31, 2022, 2021 and 2020 was earned in the United States. All of our long-lived assets are located in the United States.
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
Information regarding our corporate governance, including the charters of our audit committee, our nomination and corporate governance committee and our compensation committee, our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and information for contacting our board of directors is available on our website.
Our Code of Business Conduct and Ethics includes our Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer, who also serves as our principal accounting officer. Any amendments to or waivers of the Code of Ethics will be promptly posted on our website or in a report on Form 8-K, as required by applicable law.
Employees and Human Capital Resources
As of February 14, 2023, we employed 184 people on a full-time basis. Of the total, 136 were in product research, which includes research and development, quality assurance, clinical, engineering and manufacturing, and 48 were in general and administrative functions, which includes corporate development, information technology, legal, commercial, investor relations, finance and corporate administration. Approximately one-half of our workforce is comprised of women and approximately one-half is comprised of individuals with ethnically diverse backgrounds. In addition, four of the eight members of our board of directors are women. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good.
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
Health, Safety and Wellness
The physical health, financial well-being, life balance and mental health of our employees is vital to our success. In 2021, we launched a Company-wide comprehensive wellness program inclusive of financial, physical, and mental well-being.
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
We have experienced significant operating losses over the last several years. As of December 31, 2022 our accumulated deficit was $1.5 billion. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our DNA medicine candidates or proprietary smart device technology and thus may never have any significant future revenues or achieve and sustain profitability.
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
Additional financing may not be available on acceptable terms, or at all. Domestic and international capital markets have from time to time experienced heightened volatility, particularly in light of geopolitical turmoil, inflation and rising interest rates, making it more difficult in many cases to raise capital through the issuance of equity securities. Volatility in the capital markets can also negatively impact the cost and availability of credit, creating illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases cease to provide, funding to borrowers. To the extent we are able to raise additional capital through the sale of equity securities, or we issue securities in connection with another transaction in the future, the ownership position of existing stockholders could be substantially diluted. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets. Rising interest rates could also increase the costs of any debt financing we may obtain. Raising capital through a licensing or other transaction involving our intellectual property could require us to relinquish valuable intellectual property rights and thereby sacrifice long-term value for short-term liquidity.
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
•the FDA or comparable foreign regulatory authorities may fail to approve our manufacturing processes or facilities or that of third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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
With respect to clinical trials of product candidates for rare diseases, such as our clinical trial of INO-3107 for the treatment of recurrent respiratory papillomatosis, or RRP, we may encounter difficulties in recruiting a sufficient number of patients to enroll in the trial due to the small number of patients with the disease. Because RRP is caused by specific HPV types, 6 and 11, and there is currently no standard protocol for diagnostic/screening of RRP patients unless there are symptoms of respiratory distress, it may be difficult to identify and diagnose patients for whom INO-3107 may be a potential treatment.
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
If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our proprietary smart device and our DNA medicine candidates may be harmed and our ability to generate product revenues will be delayed or eliminated altogether. For example, in November 2022 we announced the discontinuation of the development programs for our product candidates INO-4700 for MERS and INO-4500 for Lassa Fever. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Further, delays in the commencement, conduct or completion of clinical trials may adversely affect the trading price of our common stock.
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

We previously expended significant resources on the development of a COVID-19 vaccine candidate. We are now only pursuing development in collaboration with third parties, as both a primary and heterologous booster vaccine, but there can be no assurance that our candidate will ever receive regulatory approval as a primary vaccine or a booster in any country, whether by Emergency Use Authorization or otherwise.
Beginning in 2020, we expended significant resources on the clinical development of a COVID-19 vaccine candidate, INO-4800. We were previously conducting a Phase 2/3 clinical trial of INO-4800 called INNOVATE. Based on regulatory feedback and the competitive landscape for COVID-19 vaccines, in 2022 we discontinued the INNOVATE trial and pursued a strategy to develop our COVID-19 vaccine as a potential heterologous booster following administration of other primary vaccines. Following an assessment of the current global demand for COVID-19 vaccines, changes in regulatory timelines and requirements, diminishing government financial support, and the overall growing uncertainty related to opportunities for heterologous booster vaccines, in the fourth quarter of 2022 we discontinued our internally funded efforts to develop INO-4800 as a COVID-19 heterologous booster vaccine.
We are no longer conducting any active clinical trials of INO-4800 and do not expect that it will ever receive regulatory approval in the United States. Our collaborator, Advaccine, is continuing the clinical development of INO-4800 in a Phase 2 clinical trial in China and may seek an Emergency Use Authorization, or EUA, from regulatory authorities in China and other countries in Asia for the use of INO-4800 as a heterologous booster. However, any such decision would be made by Advaccine, and there is no guarantee that Advaccine will apply for an EUA or other similar authorization or, if it does apply, that Advaccine will be able to obtain such authorization. An EUA may not be available if countries are no longer in a state of public health emergency, in which case full approval would need to be sought.
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
DNA medicines are a novel approach to treating and preventing disease, and negative perception of the efficacy, safety, or tolerability of any investigational medicines we develop could adversely affect our ability to conduct our business, advance our investigational medicines, or obtain regulatory approvals.
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
If we and the contract manufacturers upon whom we rely fail to produce our proprietary smart devices and DNA medicine candidates in the volumes that we require on a timely basis, or at all, or if these contractors fail to comply with their obligations to us or with stringent regulations, we may face delays in the development and commercialization of our proprietary smart device and DNA medicine candidates.
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

There are no pharmacologic therapies approved to treat the underlying causes of many diseases that we currently attempt to address or may address in the future. There has been limited clinical trial experience for the development of pharmaceuticals to treat these rare diseases in general, and we are not aware of a registrational trial that led to approval of a drug to treat these diseases. There have been some historical trials with other agents which may have utilized clinical endpoints that are less applicable to our efforts that address the underlying defect. As a result, the design and conduct of clinical trials of investigational medicines for the treatment of these disorders and other disorders may take longer, be more costly, or be less effective as part of the novelty of development in these diseases. For example, our product candidate INO-3107 is being developed for RRP, a rare condition for which there are no approved non-surgical treatments. In particular, there are challenges associated with agreeing to a primary endpoint with the FDA for the treatment of RRP where no precedent exists.
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
We have agreements with government agencies, which are subject to termination and uncertain future funding, which could have a negative impact on our ability to develop certain of our pipeline candidates and/or require us to seek alternative funding sources to advance product candidates.
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
Risks Related to Commercialization of Our DNA Medicine Candidates
We currently have only a small marketing organization and no sales organization. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, if approved, we may not be able to generate product revenues.
We currently have only a small commercial organization to support pre-commercial activities for our proprietary smart device and DNA medicine candidates, if approved, and we do not currently have a sales organization. In order to commercialize any products, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We contemplate establishing our own sales force or seeking third-party partners to sell our products. The establishment and development of our own sales force to market any products we may develop will be expensive and time-consuming and could delay any product launch, and we may not be able to successfully develop this capability. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. To the extent we rely on third parties to commercialize our approved products, if any, we will receive lower revenues than if we commercialized these products ourselves. In addition, we may have little or no control over the sales efforts of third parties involved in our commercialization efforts. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize our DNA medicine candidates which would negatively impact our ability to generate product revenues.
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
In July 2022 and again in January 2023, we undertook restructuring plans that resulted in a total reduction in headcount of approximately 79 employees and a significant majority of our contractors. Restructuring plans may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. During the second half of 2022, we experienced increased attrition after conducting the first reduction in force. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation.
Furthermore, employees whose positions have been or will be eliminated in connection with these restructuring plans may seek future employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot be certain that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot be certain that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our current or any future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new growth or revenue opportunities. Any restructuring activities we undertake may take longer than expected and may require changes to our business that we are unable to implement. If we are unsuccessful in implementing our cost saving initiatives and restructuring plans or if we do not achieve our expected results, our results of operations and cash flows could be adversely affected.
We are currently subject to litigation and may become subject to additional litigation, which could harm our business, financial condition and reputation.
We may have actions brought against us by stockholders relating to past transactions, changes in our stock price or other matters. For example, numerous purported shareholder class action complaints have been filed against us, naming us and our directors and executive officers as defendants, and alleging that we made materially false and misleading statements regarding the development of INO-4800 in violation of certain federal securities laws. Although we have settled the current class action securities litigation, there can be no guarantee that we will not become subject to similar claims in the future. We may also become party to litigation with third parties as a result of our business activities. In 2020, we filed a lawsuit against one of our contract manufacturers, who then filed a counterclaim against us alleging that we had breached our contract with them, among other claims. There can be no assurance that we will ultimately prevail in the ongoing litigation matters described in this report or in future litigation matters. These and any potential future actions against us could give rise to substantial damages, which could have a material adverse effect on our financial position, liquidity or results of operations. Even if an action is not resolved against us, the uncertainty and expense associated with litigation could harm our business, financial condition and reputation, as litigation is often costly, time-consuming and disruptive to business operations. The defense of our existing and potential future lawsuits could also result in diversion of our management's time and attention away from business operations, which could harm our business.
We have experienced changes to our senior leadership team, which creates uncertainty and could harm our business.

We have experienced changes to our senior leadership team over the past year. Our former President and Chief Executive Officer, Dr. J. Joseph Kim, who served in those roles since 2009, resigned in May 2022, and Dr. Jacqueline Shea, previously our Chief Operating Officer, was appointed to those roles. Although Dr. Shea has served with our Company since 2019, the management transition had the potential to create uncertainty and disrupt our operations and relationships with employees, suppliers and partners and result in operational inefficiencies, decreased employee morale and productivity and increased turnover. Any departure at a senior level could be particularly disruptive given that we are already experiencing leadership transitions and, to the extent we experience additional turnover, competition for top management is high such that it may take some time to find a candidate that meets our requirements. In addition, our competitors may seek to use this management transition and the related potential disruptions to gain a competitive advantage over us. If we are unable to successfully navigate the transition of our chief executive officer, our business could suffer.
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
In response to the COVID-19 pandemic, in 2020 a number of governmental orders and other public health guidance measures were implemented across much of the United States, including in the locations of our offices, laboratories, clinical trial sites and third parties on whom we rely. As a result, our expected clinical development timelines were negatively impacted. These or similar events could result in future business and manufacturing disruption, or in reduced operations, any of which would materially affect our business, financial condition and results of operations. The COVID-19 pandemic also caused supply chain disruptions and supply shortages globally. As a result, we experienced delays and disruptions in obtaining clinical supplies, manufacturing supplies and components, and had to secure new vendors for certain supplies and components at higher prices. There can be no assurance that we will not encounter similar difficulties in the future.
The spread of COVID-19, which caused a broad impact globally, could also affect us economically. While the potential economic impact brought by COVID-19 may be difficult to assess or predict, it has resulted in significant disruption of global financial markets, which could reduce our ability to access capital. Although we raised significant funds from the sale of our common stock in the public markets during the pandemic, there can be no guarantee that we will be able to continue to so, which could negatively affect our future liquidity.
Future health epidemics could adversely affect our clinical trial operations, including our ability to initiate and conduct our planned trials on their expected timelines and to recruit and retain participants and principal investigators and site staff who, as healthcare providers, may have heightened exposure if an outbreak occurs in their geography. Trial participants may not be able to or may not feel safe going into healthcare facilities, which is necessary for the collection and completion of data samples for our clinical trials. Further, future epidemics could also result in delays in our clinical trials due to prioritization of hospital resources toward the disease, restrictions in travel, potential unwillingness of participants to enroll in trials, participants withdrawing from trials following enrollment as a result of contracting disease or other health conditions. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.
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

Our competitors and potential competitors include large pharmaceutical companies broadly engaged in vaccine/immunotherapy research and development, such as Janssen Pharmaceuticals (part of J&J), Sanofi-Aventis, GlaxoSmithKline plc, Merck, Pfizer, Roche, AbbVie, Novartis, Bristol-Myers Squibb, and AstraZeneca, as well as various development-stage biotechnology companies involved in different vaccine and immunotherapy technologies, such as CureVac, Dynavax, Genexine, Hookipa, Iovance, Nektar, Nykode, Precigen, Translate Bio, Zydus, and Vir Biotechnology. These companies have significantly greater financial and other resources and greater expertise than us in research and development, securing government contracts and grants to support research and development efforts, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing. This may make it easier for them to respond more quickly than us to new or changing opportunities, technologies or market needs. Many of these competitors operate large, well-funded research and development programs and have significant products approved or in development.
Merck and GlaxoSmithKline have commercialized preventive vaccines against HPV to protect against cervical cancer. Some companies are seeking to treat early HPV infections or low-grade cervical dysplasia. Loop Electrosurgical Excision Procedure, commonly known as LEEP, is a surgical procedure and is the current standard of care for treating high-grade cervical dysplasia. In RRP caused by HPV subtypes 6 and 11, Precigen is working to develop a treatment based on a gorilla adenovirus vector. Advaxis, Genexine, and Gilead Sciences have therapeutic cervical cancer product candidates under development. Many companies are pursuing different approaches to pre-cancers and cancers we are targeting.
We also compete more specifically with companies seeking to utilize antigen-encoding DNA delivered with electroporation or other delivery technologies such as viral vectors or lipid vectors to induce in vivo generated antigen production and immune responses to prevent or treat various diseases.
Small biotechnology companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies or through acquisition or development of intellectual property rights. Our potential competitors also include academic institutions, governmental agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing. Research and development by others may seek to render our technologies or products obsolete or noncompetitive. See “Business—Competition” for additional information on our competitive landscape.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including for 35 days from December 2018 to January 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
There have been executive, judicial, and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties for not complying with the ACA’s individual mandate to carry qualifying health insurance coverage for all or part of a year. In addition, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage was eliminated, along with the health insurer tax. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how such challenges, and the healthcare reform measures of the Biden administration will impact the ACA and our business. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011 included reductions to Medicare payments to providers of 2% per fiscal year, which, due to subsequent legislative amendments to the statute will remain in effect until 2031, unless Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
There has also been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. In addition, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
We are party to a license and collaboration agreement with a China-based company ApolloBio, pursuant to which ApolloBio has the exclusive right to develop and commercialize VGX-3100 in China, Hong Kong, Macao and Taiwan. The Chinese legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Because Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems.
Furthermore, we are exposed to the possibility of disruption of our research and development activities in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, China's "zero COVID" policy has caused delays in Advaccine’s conduct of clinical trials for INO-4800 in China under our collaboration with them, which has in turn resulted in delays in obtaining clinical data to evaluate the safety and potential efficacy of INO-4800. Further, the threat of a trade war between the United States and China could lead to supply chain disruptions or increased costs for clinical materials manufactured in China that are necessary for our development efforts. These interruptions or failures could then impede commercialization of our DNA medicine candidates and impair our competitive position. We may also be exposed to fluctuations in the value of the local currency in China. These uncertainties may impede our ability to enforce the contracts we have entered into and our ability to continue our research and development activities and could materially and adversely affect our business, financial condition and results of operations.
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
•governments in the United States or abroad may prevent us from enforcing patents on our vaccines, which could prevent us from excluding competitors from those markets;
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
The stock market in general can experience relatively large price and volume fluctuations from time to time. In particular, the market prices of securities of smaller biotechnology and medical device companies have experienced dramatic fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. In addition, price volatility may increase if the trading volume of our common stock remains limited or declines.
We have broad discretion in the use of our cash, cash equivalents, and investments, and may not use them effectively.
Our management has broad discretion in the application of our cash, cash equivalents, and investments, and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. For example, our operating expenses during the period from 2020 to 2022 significantly increased due to development and manufacturing activities for our COVID-19 vaccine program, for which we discontinued internal funding in the fourth quarter of 2022. We may not deploy our current capital resources effectively. The failure by our management to apply our funds effectively could result in financial losses that could have a material adverse impact on our business, cause the price of our common stock to decline, and delay the development of our investigational medicines. Pending their use, we may invest our cash, cash equivalents, and investments in a manner that does not produce income or that loses value.
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
San Diego Leases
In April 2013, we entered into a lease, or the First San Diego Lease, for office space in San Diego, California. The term of the First San Diego Lease commenced on December 1, 2013. The initial term of the First San Diego Lease is ten years, with an option to extend the term by five years, subject to specified conditions. In June 2015, we amended the First San Diego Lease to increase the total leased space to 31,207 square feet and occupy the entire building. The commencement of the amended First San Diego Lease was in January 2016. As of December 31, 2022, rent payments under the First San Diego Lease include base rent with an annual increase of approximately 3 percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance. We had an option to terminate the First San Diego Lease on December 1, 2019, which we did not exercise.
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
The base rent adjusts periodically throughout the term of the Second San Diego Lease. As of December 31, 2022, rent payments under the Second San Diego Lease include base rent with an annual increase of approximately 3 percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance. In addition, we have paid a security deposit of $95,000.
Plymouth Meeting Lease
In March 2014, we entered into a lease, or the Plymouth Meeting Lease, for our corporate headquarters in Plymouth Meeting, Pennsylvania. We occupied the space in June 2014. The initial term of the Plymouth Meeting Lease was 11.5 years, with a right to extend the term by five years, subject to specified conditions. We use the space for office purposes.
The base rent adjusts periodically throughout the term of the Plymouth Meeting Lease. As of December 31, 2022, rent payments under the Plymouth Meeting Lease include base rent with an annual increase of approximately 2 percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance. In addition, we have paid a security deposit of $49,000. In July 2015, we amended the Plymouth Meeting Lease to increase the total leased space to 27,583 square feet.
In June 2017, we entered into another amendment to the Plymouth Meeting Lease to increase the total leased space to 57,361 square feet and extend the lease term through December 31, 2029. In connection with this amendment, we paid the landlord an additional security deposit of $75,000.
In the fourth quarter of 2019, we entered into two agreements to sublease a total of approximately 13,500 square feet in our Plymouth Meeting headquarters with one period through March 31, 2025 and the other month-to-month after December 31, 2022.
We believe our current and future planned facilities will be adequate to meet our operating needs for the foreseeable future. Should we need additional space, we believe we will be able to secure additional space at commercially reasonable rates.

ITEM 3.    LEGAL PROCEEDINGS
Securities Litigation
Securities Class Action Litigation
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

On September 21, 2020, Mr. Williams and another purported stockholder, Andrew Zenoff filed a first amended complaint, naming us and three of our officers as defendants. Defendants filed a motion to dismiss plaintiff’s first amended complaint on November 5, 2020. On February 16, 2021, the court issued an order granting in part, and denying in part, Defendants’ motion to dismiss. The court granted Defendants’ motion to dismiss, and dismissed with prejudice, the claims premised on the April 30 and June 30, 2020 statements. The court denied Defendants’ motion to dismiss as to the remaining statements. On March 9, 2021, Defendants filed their answer to the complaint. After additional motions were filed in the case, in June 2022 the parties negotiated an agreement in principle to settle the shareholder class action complaint. Under the settlement, we will pay $30.0 million in cash and $14.0 million in shares of our common stock to settle all outstanding claims. Our insurance carriers have paid the $30.0 million cash component of the settlement. On August 31, 2022, the court granted preliminary approval of the settlement, and on January 18, 2023, the court entered an order granting final approval of the settlement, as set forth in a stipulation of settlement.
In February 2023, pursuant to the securities class action settlement, we issued 7,000,000 shares of common stock. Following the expiration of the appeal period or resolution of an appeal if one is filed, we will make another contribution of common stock to the settlement fund with a value of approximately $2.1 million. The number of shares will be calculated based on the average trading price of our common stock for the 10 trading days preceding the determination date pursuant to the terms of the securities class action settlement.
Shareholder Derivative Litigation
On April 20, 2020, a purported shareholder derivative complaint, Behesti v. Kim, et al., was filed in the United States District Court for the Eastern District of Pennsylvania, naming eight current and former directors as defendants. The lawsuit asserts state and federal claims and is based on the same alleged misstatements as the shareholder class action complaint. The lawsuit accuses our board of directors of failing to exercise reasonable and prudent supervision over our management, policies, practices, and internal controls. The plaintiff seeks unspecified monetary damages on behalf of us as well as governance reforms. On June 5, 2020, the court stayed the Beheshti action pending resolution of a forthcoming motion to dismiss the McDermid securities class action or until any party provides notice that they no longer consent to the stay. On June 12 and June 15, 2020, two additional shareholder derivative complaints were filed in the United States District Court for the Eastern District of Pennsylvania, captioned Isman v. Benito, et al. and Devarakonda et al. v. Kim, et. al. The complaints assert substantially similar claims as the Beheshti action and name our current directors as defendants. The Devarakonda complaint also names one of our former directors as a defendant. On July 21, 2020, the court consolidated the three derivative cases under the caption In re Inovio Pharmaceuticals, Inc. Derivative Litigation. The consolidated action is stayed.
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
As of February 24, 2023, we had approximately 100 common stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
The closing price per share of our common stock on February 24, 2023 was $1.28, as reported on the Nasdaq Global Select Market.
Dividends
The payment of any dividends on our common stock is within the discretion of our board of directors. We have never paid cash dividends on our common stock and the board of directors does not expect to declare cash dividends on the common stock in the foreseeable future.
Performance Graph
The graph below compares the performance of our common stock with the performance of the NYSE American Index, the S&P SuperCap Biotechnology index and the Nasdaq Composite Index for the five years ended December 31, 2022. The graph assumes a $100 investment on December 31, 2017 in our common stock and in each index, with the reinvestment of all dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Inovio Pharmaceuticals Inc., the NYSE American Index, the NASDAQ Composite Index, and S&P SuperCap Biotechnology Index

$350
$300
$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
Inovio Pharmaceuticals Inc.
NYSE American
NASDAQ Composite
S&P SuperCap Biotechnology Index

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ended December 31.

	12/17	12/18	12/19	12/20	12/21	12/22
Inovio Pharmaceuticals, Inc.	100.00	96.85	79.90	214.29	120.82	37.77
NYSE American	100.00	82.80	91.24	86.80	111.40	107.09
Nasdaq Composite	100.00	97.16	132.81	192.47	235.15	158.65
S&P SuperCap Biotechnology Index	100.00	94.71	110.80	121.76	134.95	153.42
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

Overview
We are a biotechnology company focused on developing and commercializing DNA medicines to help treat and protect people from diseases associated with HPV, cancer, and infectious diseases. Our goal is to advance our diverse pipeline of product candidates and deliver on the promise of DNA medicines technology in treating and preventing a wide array of diseases.
In clinical trials, our DNA medicine candidates have shown the ability to generate immune responses, especially CD4+, CD8+, and memory T-cell responses against targeted pathogens and cancers, via our precisely designed plasmids. These plasmids are delivered into cells using our investigational proprietary smart device, CELLECTRA.
Many of our lead candidates are focused on diseases associated with HPV. In 2022, we announced data from a Phase 1/2 clinical trial with INO-3107 for the treatment of HPV-6 and HPV-11 associated RRP. In this trial, treatment with INO-3107 resulted in a statistically significant reduction of the median number of surgeries, a result that reinforces our belief that DNA medicines may play a key role in the treatment of HPV-related diseases.
Our partners and collaborators include Advaccine Biopharmaceuticals Suzhou Co, ApolloBio Corporation, AstraZeneca, The Bill & Melinda Gates Foundation (Gates), Coalition for Epidemic Preparedness Innovations (CEPI), Defense Advanced Research Projects Agency (DARPA), The U.S. Department of Defense (DoD), HIV Vaccines Trial Network, International Vaccine Institute (IVI), Kaneka Eurogentec, National Cancer Institute (NCI), National Institutes of Health (NIH), National Institute of Allergy and Infectious Diseases (NIAID), the Parker Institute for Cancer Immunotherapy, Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter-Helm BioLogics, Thermo Fisher Scientific, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.

We or our collaborators are currently evaluating the feasibility of, or conducting or planning clinical studies of, our DNA medicines for Ebola HPV-related precancers, including cervical, vulvar, and anal dysplasia; HPV-related cancers, including head & neck, cervical, anal, penile, vulvar, and vaginal; other HPV-related disorders, such as RRP; and GBM.
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
As of December 31, 2022, we had an accumulated deficit of $1.5 billion. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.
VGX-3100 Update
REVEAL2 is our second Phase 3 trial with VGX-3100. In April 2022, the trial protocol was amended to utilize a biomarker-selected population as the primary population, based on prior analysis of REVEAL1 results suggesting that this investigational biomarker had the potential to identify women more likely to respond to treatment with VGX-3100. We announced that this trial would no longer be considered to be a pivotal trial and would not lead to a BLA filing for a biomarker-selected population, as the FDA advised us that the biomarker-positive population would not be sufficient to support approval of a potential marketing application for VGX-3100. The FDA recommended using REVEAL2 as an exploratory trial and that conducting one or two additional well-controlled trials in the biomarker-selected population would be more likely to provide evidence to support approval of a marketing application.
Trial participants in REVEAL2 included 203 women, 18 years of age or older, who had histologically-confirmed cervical HSIL associated with HPV-16 and/or HPV-18, but who were otherwise healthy. Participants received either VGX-3100 or placebo at 0, 4 and 12 weeks (randomized 2:1). The primary endpoint, as amended, was the percentage of biomarker-selected participants with regression of cervical HSIL and virologic clearance of HPV-16 and/or HPV-18 in the cervix. A secondary endpoint was the percentage of all participants with regression and virologic clearance.
In March 2023, we announced data from our REVEAL2 trial. Statistical significance was not achieved in the investigational biomarker-selected population for the endpoint of lesion regression and viral clearance. However, statistical significance was achieved in the all-participants population for the endpoint of lesion regression and viral clearance.
The percentage of participants in the investigational biomarker-selected population meeting the primary endpoint was 28.6% (6/21) in the treatment group, versus 0% (0/4) in the placebo group (p=0.115; difference in percentage 28.6, 95%CI: -24.6, 50.4), which was not statistically significant.
The result of the all-participants population of 203 participants (134 participants in the treatment group, 69 in the placebo group) was statistically significant, with 27.6% (37/134) of the participants meeting the endpoint in the treatment group, versus 8.7% (6/69) in the placebo group (p=0.001; difference in percentage 18.9, 95%CI: 7.8, 28.6).
In particular, in the all-participants population of REVEAL2, viral clearance was observed in 37.3% (50/134) in the treatment group versus 8.7% (6/69) in the placebo group. Given the importance of viral clearance in removing the underlying cause of the HPV-related diseases, this data may have positive implications in our other HPV-related programs.
An ad-hoc integrated efficacy analysis of the results for both REVEAL1 and REVEAL2 achieved statistical significance in the biomarker-selected and all-participants populations for lesion regression and viral clearance. For the combined biomarker-selected population of 92 participants (68 participants in the treatment group, 24 in the placebo group), the percentage of participants meeting the primary endpoint was 54.4% (37/68 in the treatment group, versus 12.5% (3/24) in the placebo group (p=<0.001; difference in percentage 41.9, 95%CI: 20.4, 57.0). For the combined all-participants population of 404 participants (272 participants in the treatment group, 132 in the placebo group), the percentage of participants meeting the primary endpoint was 25.0% (68/272 in the treatment group, versus 9.8% (13/132) in the placebo group (p=<0.001; difference in percentage 15.2, 95%CI: 7.4, 22.1).
In both REVEAL1 and REVEAL2, VGX-3100 was well-tolerated. There were no treatment-related serious adverse events and most adverse events were considered to be mild to moderate.
This combined data set will be used as supportive data in future regulatory interactions involving VGX-3100. We will continue to evaluate the results to determine next steps for VGX-3100 in our HPV programs. We plan to submit the data for publication in a peer-reviewed journal later this year.
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
INO-4800 continues to be evaluated as part of the World Health Organization’s Solidarity Trial Vaccines and we continue preclinical development of a potential pan-COVID-19 vaccine candidate. In addition, our clinical collaborator Advaccine is continuing to develop INO-4800 as a potential COVID-19 heterologous booster vaccine in Greater China using its own resources.
Reductions in Force
On January 31, 2023, we committed to and communicated a corporate reorganization plan, including a reduction in force, or the Reduction. The purpose of the Reduction was to decrease expenses and maintain a streamlined organization to support key clinical programs that are expected to drive long-term growth. As part of the Reduction, we reduced overall headcount by approximately 24 employees, which represented 11% of our full-time employees. Along with other planned cost-saving measures, the Reduction is expected to provide annual savings of approximately $4.3 million. We expect to incur a one-time pre-tax charge of approximately $1.1 million in the first quarter of 2023 related to the Reduction, consisting primarily of one-time severance payments upon termination, continued benefits for a specific period of time, and outplacement services.
In the third quarter of 2022, we undertook a separate reorganization and reduced overall headcount by approximately 55 employees, which represented 18% of our full-time employees. We also terminated agreements with approximately 86% of our contractors. We incurred a one-time pre-tax charge of $1.6 million in the third quarter of 2022 related to these actions, consisting primarily of one-time severance payments upon termination, continued benefits and outplacement services.
Securities Class Action Settlement
In January 2023, the United States District Court for the Eastern District of Pennsylvania, or the Court, entered an order, or the Order, granting final approval for the settlement of the class action securities litigation described in this report under “Legal Proceedings.” The settlement includes $30.0 million in cash and $14.0 million in shares of our common stock to settle all outstanding claims. Our insurance carriers have paid the cash component of the settlement and we will therefore not incur any material cash expenses associated with the litigation, other than legal fees and related expenses, which were approximately $11.0 million through December 31, 2022.
In February 2023, pursuant to the securities class action settlement, we issued 7,000,000 shares of common stock. Following the expiration of the appeal period or resolution of an appeal if one is filed, we will make another contribution of common stock to the settlement fund with a value of approximately $2.1 million.

Critical Accounting Policies and Estimates
The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment. Our discussion and analysis of our financial condition and results of operations are based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are outlined in Note 2 to the consolidated financial statements included in this report.
The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements:
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
Research and Development Expenses - Clinical Trial Accruals
Our activities have largely consisted of research and development efforts related to developing proprietary smart device technologies, DNA medicine candidates and dMABs. For clinical trial expenses, judgments used in estimating accruals rely on estimates of total costs incurred based on participant enrollment, completion of studies and other events. Accrued clinical trial costs are subject to revisions as trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development expense; however a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to our results of operations.

Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 2 to the consolidated financial statements, included elsewhere in this report.

Results of Operations
The consolidated financial data for the years ended December 31, 2022, 2021 and 2020 is presented in the following table and the results of these periods are used in the discussion thereafter.

	Year Ended December 31,			Increase/(Decrease) 2022 vs. 2021		Increase/(Decrease) 2021 vs. 2020
	2022	2021	2020	$	%	$	%

Revenue from collaborative arrangements and other contracts, including affiliated entity	$10,262,268	$1,774,758	$7,411,220	$8,487,510	478%	$(5,636,462)	(76)%
Operating expenses:
Research and development	187,650,503	249,240,324	94,245,436	(61,589,821)	(25)	154,994,888	164
General and administrative	90,185,285	53,752,353	37,247,828	36,432,932	68	16,504,525	44
Total operating expenses	277,835,788	302,992,677	131,493,264	(25,156,889)	(8)	171,499,413	130
Loss from operations	(267,573,520)	(301,217,919)	(124,082,044)	33,644,399	11	(177,135,875)	(143)
Interest income	4,782,030	3,363,080	3,311,846	1,418,950	42	51,234	2
Interest expense	(1,253,952)	(1,936,447)	(8,702,450)	682,495	(35)	6,766,003	(78)
Change in fair value of derivative liability	—	—	(75,670,977)	—	*	75,670,977	*
(Loss) gain on investment in affiliated entity	(1,899,654)	(553,570)	36,556,658	(1,346,084)	*	(37,110,228)	*
Net unrealized (loss) gain on available-for-sale equity securities	(7,846,172)	(3,222,838)	1,695,497	(4,623,334)	*	(4,918,335)	*
Other (expense) income, net	(3,861,584)	343,371	(704,896)	(4,204,955)	*	1,048,267	*
Gain on deconsolidation of Geneos	—	—	4,121,075	—	*	(4,121,075)	*
Loss on extinguishment of convertible bonds	—	—	(8,177,043)	—	*	8,177,043	*
Gain on extinguishment of convertible senior notes	—	—	8,762,030	—	*	(8,762,030)	*
Net loss before share in net loss of Geneos	(277,652,852)	(303,224,323)	(162,890,304)	25,571,471	8	(140,334,019)	(86)
Share in net loss of Geneos	(2,165,213)	(434,387)	(4,584,610)	(1,730,826)	*	4,150,223	*
Net loss	(279,818,065)	(303,658,710)	(167,474,914)	23,840,645	(8)	(136,183,796)	81
Net loss attributable to non-controlling interest	—	—	1,063,757	—	*	(1,063,757)	(100)
Net loss attributed to Inovio Pharmaceuticals, Inc.	$(279,818,065)	$(303,658,710)	$(166,411,157)	$23,840,645	8%	$(137,247,553)	(82)%

*Not meaningful

Comparison of Years Ended December 31, 2022 and 2021
Revenue
Revenue was primarily derived under collaborative arrangements and contracts, including arrangements with affiliated entities, for the years ended December 31, 2022 and 2021. The $8.5 million increase in revenue was primarily due to higher revenue earned from our Procurement Contract with the DoD.
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

The following tables summarize our research and development expense by product candidate for the years ended December 31, 2022 and 2021:

	Years Ended December 31,		Increase (Decrease)
(dollars in thousands)	2022	2021	$	%
INO-4800 and other Covid-19	$93,464	$109,587	$(16,123)	(15)%
VGX-3100	15,989	30,873	(14,884)	(48)
INO-3107	8,133	9,109	(976)	(11)
INO-5401 and other Immuno-oncology	2,775	2,404	371	15
Other research and development programs	6,227	4,442	1,785	40
Engineering and device-related	25,187	47,889	(22,702)	(47)
Stock-based compensation	9,059	13,378	(4,319)	(32)
Other unallocated expenses	26,817	31,558	(4,741)	(15)
Research and development expense	$187,651	$249,240	$(61,589)	(25)%

The $61.6 million overall decrease in research and development expenses year over year was primarily the result of:
•$45.9 million in lower drug manufacturing and outside services related to INO-4800;
•$21.9 million of costs related to the acquisition and installation of manufacturing equipment for INO-4800 during 2021 that did not recur in 2022;
•$15.6 million in lower engineering services and expensed equipment related to our CELLECTRA 3PSP device and array automation project;
•$11.8 million in lower clinical study, outside services and immunology expenses related to VGX-3100;
•$4.9 million in lower expensed inventory related to the CELLECTRA 2000 device; and
•$4.6 million in lower employee stock-based compensation primarily from lower weighted average grant date fair values for the awards granted during 2022.
These decreases were partially offset by:
•$29.2 million of lower contra-research and development expense recorded from grant agreements; and
•$14.4 million of increased drug manufacturing costs related to our COVID-19 variant studies and DARPA COVID-19 dMAb grant.
Contributions received from current grant agreements and recorded as contra-research and development expense were $24.5 million and $53.7 million for the years ended December 31, 2022 and 2021, respectively. The decrease year over year was primarily due to decreases of $21.0 million, $5.8 million, $3.3 million and $3.2 million earned under the DoD 3PSP device development grant, CEPI grants related to INO-4800 and device development activities, reimbursements from Advaccine and the CEPI Lassa and MERS grant, respectively. These decreases were offset by an increase of $5.3 million, earned primarily under the sub-grant through Wistar for DARPA COVID-19 dMAb.
General and Administrative Expenses
General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, were $90.2 million for the year ended December 31, 2022 as compared to $53.8 million in 2021. The $36.4 overall increase year over year was primarily the result of:
•$44.0 million related to the class action securities litigation settlement, which was reduced by $30.0 million of insurance recoveries, resulting in a net $14.0 million expense, which is the value of our common stock to be issued in connection with the settlement;
•$14.3 million in higher legal expenses, primarily related to litigation matters;
•$6.9 million in severance expenses related to the separation of our former President and Chief Executive Officer in May 2022, including $4.2 million of stock-based compensation expense related to equity award modifications (see Note 10 to our consolidated financial statements included in this report for additional information); and
•$1.6 million in overall higher employee compensation.
Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. Total employee stock-based compensation cost for the years ended December 31, 2022 and 2021 was $22.2 million and $25.0 million, of which $8.8 million and $13.4 million was included in research and development expenses and $13.4 million and $11.6 million was included in general and administrative expenses, respectively.
Interest Income
The $1.4 million increase in interest income for the year ended December 31, 2022 as compared to 2021 was primarily due to higher interest rates.
Interest Expense
The $682,000 decrease in interest expense for the year ended December 31, 2022 as compared to 2021 was primarily due to lower non-cash interest expense related to the $78.5 million aggregate principal amount of our 6.50% convertible senior notes due 2024 as a result of the adoption of ASU‑2020-06, and no interest expense recorded on the convertible promissory notes issued in December 2019 due to their full conversion into shares of our common stock in March 2021.
Loss on Investment in Affiliated Entity
The loss on investment in affiliated entity resulted from the declines in the fair market value of our investment in PLS of $1.9 million and $554,000 for the years ended December 31, 2022 and 2021, respectively. We record our investment in PLS at its market value based on the closing price of the shares on the Korea New Exchange Market at each balance sheet date, with changes in fair value reflected in the consolidated statements of operations.
Net Unrealized Loss on Available-for-Sale Equity Securities
The net unrealized loss on available-for-sale equity securities for the years ended December 31, 2022 and 2021 was $7.8 million and $3.2 million, respectively, which resulted from a change in the fair market value of the investments.
Share in Net Loss of Geneos
The share in net loss of Geneos represents our share of Geneos' losses during the period after deconsolidation in June 2020.
Income Taxes
Since inception, we have incurred operating losses and accordingly have not recorded a provision for U.S. income taxes for any of the periods presented. Utilization of net operating losses and tax credits are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, or IRC. As of December 31, 2022, we had net operating loss carry forwards for U.S. federal, California and Pennsylvania income tax purposes of $920.6 million, $210.3 million and $89.6 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. We also had U.S. federal and state research and development tax credits of $40.5 million and $4.7 million, respectively, net of the federal research and development credits that will expire due to IRC Section 383 limitations. The net operating losses and credits began to expire during 2022.

Comparison of Years Ended December 31, 2021 and 2020
For a comparison of the years ended December 31, 2021 and 2020, you may refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

Liquidity and Capital Resources
Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities for the advancement of DNA medicine candidates. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities, indebtedness and grants and government contracts.
Working Capital and Liquidity
As of December 31, 2022, we had cash and short-term investments of $253.0 million and working capital of $218.4 million, as compared to $401.3 million and $382.7 million as of December 31, 2021, respectively.
Cash Flows
Operating Activities
Net cash used in operating activities was $216.2 million and $215.7 million for the years ended December 31, 2022 and 2021, respectively. The variance was primarily due to the timing and changes in working capital balances, offset by decreased operating expenses.
Investing Activities

Net cash provided by (used in) investing activities was $109.6 million and $(175.3) million for the years ended December 31, 2022 and 2021, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Financing Activities
Net cash provided by financing activities was $81.8 million and $211.5 million for the years ended December 31, 2022 and 2021, respectively. The variance was primarily due to the proceeds from the January 2021 underwritten public offering, partially offset by an increase in the proceeds from the sale of common stock under the Sales Agreement (defined below) in 2022 compared to 2021.
Issuances of Common Stock
On November 9, 2021, we entered into an ATM Equity OfferingSM Sales Agreement (the “Sales Agreement”) with outside sales agents (collectively, the “Sales Agents”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock with aggregate gross proceeds of up to $300.0 million, through the Sales Agents.
Subject to the terms and conditions of the Sales Agreement, the Sales Agents may sell the common stock by any method permitted by law deemed to be an “at the market offering”. The Sales Agents will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us, including any price, time or size limits or other customary parameters or conditions we may impose. We will pay the Sales Agents a commission of up to three percent (3.0%) of the gross sales proceeds of any common stock sold through the Sales Agents under the Sales Agreement, and we have provided the Sales Agents with certain indemnification rights. During the year ended December 31, 2022, we sold 34,445,743 shares of common stock under the Sales Agreement for aggregate net proceeds of $83.0 million. During the year ended December 31, 2021, we sold 6,955,341 shares of common stock under the Sales Agreement for aggregate net proceeds of $47.7 million.
During the year ended December 31, 2020, we sold 66,064,887 shares of common stock for aggregate net proceeds of $454.5 million under previous ATM sales agreements.
On January 25, 2021, we closed an underwritten public offering of 20,355,000 shares of our common stock at a public offering price of $8.50 per share. The net proceeds, after deducting the underwriters' discounts and commissions and other estimated offering expenses payable by us, were $162.1 million.
During the year ended December 31, 2022, stock options to purchase 118,694 shares of common stock were exercised for aggregate net proceeds of $283,000, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $1.4 million. During the year ended December 31, 2021, stock options to purchase 1,310,263 shares of common stock were exercised for aggregate net proceeds of $6.7 million, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $4.6 million. During the year ended December 31, 2020, stock options to purchase 2,178,252 shares of common stock were exercised for aggregate net proceeds of $12.3 million, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $4.0 million.
Funding Requirements
As of December 31, 2022, we had an accumulated deficit of $1.5 billion and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. Our current cash resources, including amounts that we may be able to obtain through sales of common stock under our “at the market” equity facility, will not be sufficient to complete the clinical development of any of our product candidates, and we anticipate that additional financing will be required in order to commercialize and generate revenues from the sale of any product candidates that receive regulatory approval. If these activities are successful and if we receive approval from the FDA to market our DNA medicine candidates, then we will need to raise additional funding to market and sell the approved products and equipment. In addition to the potential issuance of equity or debt securities in order to raise capital, we are also evaluating potential collaborations as an additional way to fund our operations. We believe that our current cash and short-term investments are sufficient to meet our planned working capital requirements for at least the next twelve months from the date of this report.
As described above, in January 2023 and July 2022, we undertook corporate reorganization plans to decrease our expenses, extend our cash runway, and maintain a streamlined organization to support key clinical programs that we expect to drive our long-term growth. Also, in October 2022, we announced that we have discontinued our internally funded efforts to develop INO-4800 as a COVID-19 heterologous booster vaccine. We expect these actions to reduce our operating expenses incrementally and extend our cash runway into the first quarter of 2025, without giving effect to any further capital raising activities, whether under the Sales Agreement or otherwise.
Contractual Obligations

As of December 31, 2022, future minimum payments due under our contractual obligations are set forth in the table below. We expect to be able to satisfy these obligations, both in the short-term and in the longer-term, with cash on hand and proceeds from sales of our common stock under the Sales Agreement.

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Convertible senior notes (1)	$18,015,000	$1,067,000	$16,948,000	$—	$—
Operating lease obligations (2)	$20,090,000	$4,089,000	$6,113,000	$5,665,000	$4,223,000
Manufacturing commitments (3)	$11,515,000	$11,515,000	$—	$—	$—

(1) Amounts represent remaining contractual amounts due under our Notes, including interest based on the fixed rate of 6.5% per year. Although these Notes mature in March 2024, they may be converted into shares of our common stock prior to maturity if certain conditions are met. We may also redeem the Notes prior to their maturity if certain conditions are met. Any redemption prior to maturity would result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. See Note 9, Convertible Debt, to the consolidated financial statements in this report for additional information.
(2) We have entered into operating leases for our facilities, which expire from 2023 to 2029, and operating leases for office equipment, which expire in 2024. In the fourth quarter of 2019, we entered into two subleases for a portion of our Plymouth Meeting corporate headquarters facility with one period through March 31, 2025 and the other month-to-month after December 31, 2022. As of December 31, 2022, we expect to receive aggregate future minimum lease payments totaling $434,000 (non-discounted) over the duration of the sublease agreements, which expected payments are not included in the table above.
(3) Remaining purchase obligations from supply agreements with contract manufacturers.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment-grade securities. During the year ended December 31, 2022, there was a pronounced increase in prevailing interest rates in the United States, which contributed to a loss of $7.8 million in the market value of our investment portfolio during the period.
The interest rate on our indebtedness is fixed and not subject to fluctuations in interest rates.
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the year ended December 31, 2022 were made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of certain cash and cash equivalents held in South Korea that are denominated in South Korean Won and the valuation of our equity investment in PLS, which is denominated in South Korean Won and then translated into United States dollars.
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

Inflation Risk
Inflation generally affects us by increasing our cost of labor. Although inflation has increased generally in the United States in recent months, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the year ended December 31, 2022.

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
Based on an evaluation carried out as of the end of the period covered by this Annual Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2022 at the reasonable assurance level.
Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting and Attestation Report of Registered Public Accounting Firm
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.
As of December 31, 2022, management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.
This Annual Report does not include an attestation report of our registered public accounting firm regarding the effectiveness of internal control over financial reporting as required by Section 404(b) of the Sarbanes-Oxley Act of 2002. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit smaller reporting companies to provide only management’s report in this Annual Report.
Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2022 fiscal year, under the captions “Election of Directors” and “Executive Officers and Other Information.”

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2022 fiscal year, under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation of Directors” and “Director Compensation Table.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2022 fiscal year, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director independence and other information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2022 fiscal year, under the captions “Certain Relationships and Related Party Transactions” and “Election of Directors.”

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2022 fiscal year, under the caption “Ratification of Appointment of Registered Public Accounting Firm.”

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

10.12
Lease dated April 9, 2013 by and between BMR-Wateridge LP and Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to registrant's quarterly report for the quarter ended March 31, 2013, filed on May 10, 2013).

10.13
Lease Agreement dated as of March 5, 2014 between Brandywine Operating Partnership L.P. and Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.36 as filed with the registrant's Form 10-K annual report for the year ended December 31, 2014 filed on March 17, 2014).

10.14
Office Lease Agreement dated October 10, 2016 by and between 6759 Mesa Ridge Road Holdings, LLC and Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 as filed with the registrant's Form 10-Q quarterly report for the quarter ended September 30, 2016 filed on November 9, 2016).

10.15
Sublease dated June 21, 2017 between Accolade, Inc. and Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 as filed with the registrant's Form 10-Q quarterly report for the quarter ended June 30, 2017 filed on August 8, 2017).

10.16
Second Amendment to the Lease Agreement dated June 22, 2017 between Brandywine Operating Partnership, L.P. and Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 as filed with the registrant's Form 10-Q quarterly report for the quarter ended June 30, 2017 filed on August 8, 2017).

10.17+
Employment Agreement dated March 31, 2008 by and between J. Joseph Kim, Ph.D. and VGX Pharmaceuticals, Inc., as amended by First Amendment of Employment Agreement dated March 31, 2008 (incorporated by reference to Exhibit 10.43 as filed with the registrant’s Registration Statement on Form S-4 (File No. 333-156035) on April 27, 2009).

10.18+
First Amendment to Employment Agreement dated as of December 31, 2012 between Inovio Pharmaceuticals, Inc. and J. Joseph Kim, PhD. (incorporated by reference to Exhibit 10.41 of the registrant’s Form 10-K annual report for the year ended December 31, 2012 filed on March 18, 2013).

10.19+
Separation Agreement, dated as of May 10, 2022, by and between the registrant and J. Joseph Kim (incorporated by reference to Exhibit 10.1 of the registrant's Form 10-Q quarterly report for the quarter ended June 30, 2022 filed on August 9, 2022).

10.20+
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

10.23+
Employment Agreement dated March 8, 2019 between Inovio Pharmaceuticals, Inc. and Jacqueline E. Shea (incorporated by reference to Exhibit 10.26 of the registrant's Form 10-K annual report for the year ended December 31, 2019 filed on March 12, 2020).

10.24+
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

10.26+
Amended and Restated 2007 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 to the registrant's Form 10-K report for the year ended December 31, 2015 filed on March 14, 2016).

10.27+
Form of Incentive and Non-Qualified Stock Option Grants under the 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 filed on May 14, 2007).

10.28+	Inovio Pharmaceuticals, Inc. 2016 Omnibus Incentive Plan, as amended to date (incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K filed on May 10, 2019).

10.29+
Form of Incentive Stock Option Agreement under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.55 as filed with the registrant's Form 10-K annual report for the year ended December 31, 2016 filed on March 15, 2017.)

10.30+
Form of Nonqualified Stock Option Agreement under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 as filed with the registrant's Form 10-K annual report for the year ended December 31, 2016 filed on March 15, 2017.)

10.31+
Form of Restricted Stock Unit Award Agreement under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.54 as filed with the registrant's Form 10-K annual report for the year ended December 31, 2016 filed on March 15, 2017.)

10.32+	Inovio Pharmaceuticals, Inc. 2022 Inducement Plan (incorporated by reference to Exhibit 99.1 of the registrant’s Form S-8 registration statement, filed on June 30, 2022).

10.33+	Form of Option Grant Package under 2022 Inducement Plan (incorporated by reference to Exhibit 99.2 of the registrant’s Form S-8 registration statement, filed on June 30, 2022).

10.34+	Form of RSU Grant Package under 2022 Inducement Plan (incorporated by reference to Exhibit 99.3 of the registrant’s Form S-8 registration statement, filed on June 30, 2022).

21.1	Subsidiaries of the registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24.1	Power of Attorney (included on signature page).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1^	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Designates management contract, compensatory plan or arrangement.

†	Confidential treatment has been granted for certain portions omitted from this exhibit (indicated by asterisks) pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
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

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2023.

Inovio Pharmaceuticals, Inc.

By:	/s/ JACQUELINE E. SHEA
Jacqueline E. Shea President, Chief Executive Officer and Director (On Behalf of the Registrant)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jacqueline E. Shea and Peter Kies, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the United States Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACQUELINE E. SHEA	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2023
Jacqueline E. Shea

/s/ SIMON X. BENITO	Chairman of the Board of Directors	March 1, 2023
Simon X. Benito

/s/ PETER KIES	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 1, 2023
Peter Kies

/s/ ROGER D. DANSEY	Director	March 1, 2023
Roger D. Dansey

/s/ ANN C. MILLER	Director	March 1, 2023
Ann C. Miller

/s/ JAY SHEPARD	Director	March 1, 2023
Jay Shepard

/s/ DAVID B. WEINER	Director	March 1, 2023
David B. Weiner

/s/ WENDY L. YARNO	Director	March 1, 2023
Wendy L. Yarno

/s/ LOTA S. ZOTH	Director	March 1, 2023
Lota S. Zoth

INOVIO PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Inovio Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the consolidated balance sheets of Inovio Pharmaceuticals, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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

Accrual of Clinical Trial Expenses
Description of the Matter
During 2022, the Company incurred $187.7 million for research and development expenses and as of December 31, 2022 accrued $10.6 million for clinical study costs. A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers, including clinical research organizations (“CROs”). External costs to be paid to CROs are accrued and expensed based upon actual work completed in accordance with signed agreements.

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

How We Addressed the Matter in our Audit
We obtained an understanding of the accounting for accrued clinical trial expenses including management’s process for measuring estimated accrued clinical study costs such as patient enrollment and total cost incurred to date from third-parties.

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

San Diego, California
March 1, 2023

Inovio Pharmaceuticals, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$46,329,359	$71,143,778
Short-term investments	206,669,397	330,170,940
Accounts receivable	1,701,726	5,466,850
Accounts receivable from affiliated entities	10,036,490	2,565,194
Prepaid expenses and other current assets	50,130,481	38,836,991
Prepaid expenses and other current assets from affiliated entities	375,227	261,192
Total current assets	315,242,680	448,444,945
Fixed assets, net	7,727,997	17,453,206
Investments in affiliated entity	2,007,142	3,906,796
Intangible assets, net	2,129,861	2,626,355
Goodwill	10,513,371	10,513,371
Operating lease right-of-use assets	10,228,207	11,571,026
Other assets	684,044	1,425,794
Total assets	$348,533,302	$495,941,493
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$79,686,885	$47,644,530
Accounts payable and accrued expenses due to affiliated entities	1,220,439	548,032
Accrued clinical trial expenses	10,594,073	10,326,266
Deferred revenue	—	21,628
Operating lease liability	2,803,973	2,603,956
Grant funding liability	2,475,031	4,559,721
Grant funding liability from affiliated entities	87,673	37,500
Total current liabilities	96,868,074	65,741,633
Deferred revenue, net of current portion	—	64,361
Convertible senior notes	16,614,840	14,959,647
Operating lease liability, net of current portion	12,655,586	15,459,559
Deferred tax liabilities	32,046	32,046
Other liabilities	—	14,826
Total liabilities	126,170,546	96,272,072
Commitments and contingencies
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Preferred stock—par value $0.001; Authorized shares: 10,000,000, issued and outstanding shares: 9 at December 31, 2022 and 2021	—	—
Common stock—par value $0.001; Authorized shares: 600,000,000 at December 31, 2022 and 2021, issued and outstanding: 253,091,319 at December 31, 2022 and 217,382,887 at December 31, 2021	253,090	217,382
Additional paid-in capital	1,710,656,191	1,609,589,797
Accumulated deficit	(1,487,847,784)	(1,209,855,522)
Accumulated other comprehensive loss	(698,741)	(282,236)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	222,362,756	399,669,421
Total liabilities and stockholders’ equity	$348,533,302	$495,941,493
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31,
	2022	2021	2020

Revenue from collaborative arrangements and other contracts, including affiliated entity	$10,262,268	$1,774,758	$7,411,220
Operating expenses:
Research and development	187,650,503	249,240,324	94,245,436
General and administrative	90,185,285	53,752,353	37,247,828
Total operating expenses	277,835,788	302,992,677	131,493,264
Loss from operations	(267,573,520)	(301,217,919)	(124,082,044)
Other income (expense):
Interest income	4,782,030	3,363,080	3,311,846
Interest expense	(1,253,952)	(1,936,447)	(8,702,450)
Change in fair value of derivative liability	—	—	(75,670,977)
(Loss) gain on investment in affiliated entities	(1,899,654)	(553,570)	36,556,658
Net unrealized (loss) gain on available-for-sale equity securities	(7,846,172)	(3,222,838)	1,695,497
Other (expense) income, net	(3,861,584)	343,371	(704,896)
Gain on deconsolidation of Geneos	—	—	4,121,075
Loss on extinguishment of convertible bonds	—	—	(8,177,043)
Gain on extinguishment of convertible senior notes	—	—	8,762,030
Net loss before share in net loss of Geneos	(277,652,852)	(303,224,323)	(162,890,304)
Share in net loss of Geneos	(2,165,213)	(434,387)	(4,584,610)
Net loss	(279,818,065)	(303,658,710)	(167,474,914)
Net loss attributable to non-controlling interest	—	—	1,063,757
Net loss attributable to Inovio Pharmaceuticals, Inc.	$(279,818,065)	$(303,658,710)	$(166,411,157)
Net loss per share attributable to Inovio Pharmaceuticals, Inc. stockholders
Basic and diluted	$(1.17)	$(1.45)	$(1.07)
Weighted average number of common shares outstanding
Basic and diluted	238,622,188	208,829,801	155,126,857
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year ended December 31,
	2022	2021	2020
Net loss	$(279,818,065)	$(303,658,710)	$(167,474,914)
Other comprehensive (loss) income:
Foreign currency translation	(25,556)	(30,134)	27,205
Unrealized (loss) gain on short-term investments, net of tax	(390,949)	4,048	(755,963)
Comprehensive loss	$(280,234,570)	$(303,684,796)	$(168,203,672)
Comprehensive loss attributable to non-controlling interest	—	—	1,063,757
Comprehensive loss attributable to Inovio Pharmaceuticals, Inc.	$(280,234,570)	$(303,684,796)	$(167,139,915)

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2019	23	—	101,361,034	$101,361	$742,646,785	$(739,785,655)	$472,608	$1,969,759	$5,404,858
Issuance of common stock for cash, net of financing costs	—	—	66,064,886	66,065	454,420,335	—	—	—	454,486,400
Conversion of preferred stock to common stock	(14)	—	5,147	5	(5)	—	—	—	—
Conversion of senior notes to common stock	—	—	11,535,660	11,536	43,682,850	—	—	—	43,694,386
Conversion of August 2019 Bonds to common stock	—	—	4,962,364	4,961	102,666,349	—	—	—	102,671,310
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	2,922,402	2,923	8,238,701	—	—	—	8,241,624
Stock-based compensation	—	—	—	—	15,655,585	—	—	(8,062)	15,647,523
Acquisition of non-controlling interest in Geneos, net	—	—	—	—	—	—	—	2,379,969	2,379,969
Deconsolidation of Geneos	—	—	—	—	—	—	—	(3,181,640)	(3,181,640)
Net loss attributable to common stockholders	—	—	—	—	—	(166,411,157)	—	(1,063,757)	(167,474,914)
Dissolution of majority-owned subsidiary VGX Animal Health, Inc.	—	—	—	—	96,269	—	—	(96,269)	—
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(755,963)	—	(755,963)
Foreign currency translation	—	—	—	—	—	—	27,205	—	27,205
Balance at December 31, 2020	9	—	186,851,493	$186,851	$1,367,406,869	$(906,196,812)	$(256,150)	$—	$461,140,758
Issuance of common stock for cash, net of financing costs	—	—	27,310,341	27,310	209,414,100	—	—	—	209,441,410
Conversion of December 2019 Bonds to common stock	—	—	1,009,450	1,009	4,376,883	—	—	—	4,377,892
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	2,211,603	2,212	2,055,181	—	—	—	2,057,393
Stock-based compensation	—	—	—	—	26,336,764	—	—	—	26,336,764
Net loss	—	—	—	—	—	(303,658,710)	—	—	(303,658,710)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	4,048	—	4,048
Foreign currency translation	—	—	—	—	—	—	(30,134)	—	(30,134)
Balance at December 31, 2021	9	—	217,382,887	$217,382	$1,609,589,797	$(1,209,855,522)	$(282,236)	$—	$399,669,421
Cumulative adjustment from adoption of ASU 2020-06	—	—	—	—	(3,294,019)	1,825,803	—	—	(1,468,216)
Issuance of common stock for cash, net of financing costs	—	—	34,445,743	34,447	82,920,864	—	—	—	82,955,311
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	1,262,689	1,261	(1,115,870)	—	—	—	(1,114,609)
Stock-based compensation	—	—	—	—	22,555,419	—	—	—	22,555,419
Net loss	—	—	—	—	—	(279,818,065)	—	—	(279,818,065)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(390,949)	—	(390,949)
Foreign currency translation	—	—	—	—	—	—	(25,556)	—	(25,556)
Balance at December 31, 2022	9	$—	253,091,319	$253,090	$1,710,656,191	$(1,487,847,784)	$(698,741)	$—	$222,362,756

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(279,818,065)	$(303,658,710)	$(167,474,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,656,713	3,040,096	3,038,996
Amortization of intangible assets	496,494	520,415	547,081
Amortization of operating lease right-of-use assets	1,342,819	1,170,270	1,041,713
Change in fair value of derivative liability	—	—	75,670,977
Non-cash stock-based compensation	22,555,419	26,336,764	15,647,523
Non-cash interest expense	186,977	858,644	4,077,686
Amortization of (discounts) premiums on investments	(1,320,546)	1,633,286	—
Loss on short-term investments	4,029,961	5,397	588,270
Settlement of receivable with shares of common stock from affiliated entity (PLS)	—	—	(1,713,770)
Gain on deconsolidation of Geneos	—	—	(4,121,075)
Gain on remeasurement of investment in Geneos	(165,215)	—	—
Loss on disposal of fixed assets	1,074,830	—	26,913
Loss (gain) on equity investment in affiliated entities	1,899,654	553,570	(36,556,658)
Share of net loss in Geneos	2,165,213	434,387	4,584,610
Loss on extinguishment of convertible August 2019 bonds	—	—	8,177,043
Gain on extinguishment of convertible senior notes	—	—	(8,762,030)
Net unrealized loss (gain) on available-for-sale equity securities	7,846,172	3,222,838	(1,695,497)
Unrealized transaction (gain) loss on foreign-currency denominated debt	—	(176,927)	15,902
Changes in operating assets and liabilities:
Accounts receivable, including from affiliated entities	(3,706,172)	11,031,705	(17,015,471)
Prepaid expenses and other current assets, including from affiliated entities	(5,336,525)	(6,343,632)	(38,475,465)
Other assets	741,750	24,531,654	(23,285,424)
Accounts payable and accrued expenses, including from affiliated entities	32,606,581	26,140,970	3,251,478
Accrued clinical trial expenses	267,807	375,921	5,962,381
Deferred revenue, including from affiliated entity	(85,989)	(39,853)	(62,353)
Operating lease right-of-use assets and liabilities, net	(2,603,956)	(2,329,394)	(2,091,855)
Grant funding liability, including from affiliated entity	(2,034,517)	(2,973,089)	624,173
Other liabilities	(14,826)	(42,837)	20,720
Net cash used in operating activities	(216,215,421)	(215,708,525)	(177,979,046)
Cash flows from investing activities:
Purchases of investments	(248,528,843)	(348,953,236)	(156,216,677)
Proceeds from sale of or maturity of investments	361,083,850	174,839,758	62,991,023
Purchases of capital assets	(969,153)	(1,231,006)	(1,520,665)
Proceeds from sale of investment of GeneOne	—	—	40,125,418
Decrease in cash resulting from the deconsolidation of Geneos	—	—	(2,774,851)
Investment in Geneos	(1,999,998)	—	(1,399,999)
Net cash provided by (used in) investing activities	109,585,856	(175,344,484)	(58,795,751)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	82,955,311	209,441,410	454,486,400
Proceeds from stock option exercises	283,022	6,668,741	12,269,801
Taxes paid related to net share settlement of equity awards	(1,397,631)	(4,611,348)	(4,028,177)
Acquisition of non-controlling interest	—	—	2,379,969
Proceeds from Geneos issuance of note payable	—	—	171,620
Net cash provided by financing activities	81,840,702	211,498,803	465,279,613
Effect of exchange rate changes on cash and cash equivalents	(25,556)	(30,134)	27,205
(Decrease) increase in cash and cash equivalents	(24,814,419)	(179,584,340)	228,532,021
Cash and cash equivalents, beginning of period	71,143,778	250,728,118	22,196,097
Cash and cash equivalents, end of period	$46,329,359	$71,143,778	$250,728,118

Supplemental disclosure:
Amounts accrued for purchases of property and equipment	$108,181	$204,815	$136,711
Interest paid	$1,066,975	$1,077,803	$4,624,764
Change in prepaid expenses and other current assets related to fixed assets	$6,071,000	$7,709,337	$—

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
Inovio Pharmaceuticals, Inc. (the “Company” or “INOVIO”) is a biotechnology company focused on developing and commercializing DNA medicines to help treat and protect people from diseases associated with HPV, cancer, and infectious diseases. The Company’s goal is to advance its diverse pipeline of product candidates and deliver on the promise of DNA medicines technology in treating and preventing a wide array of diseases.
In clinical trials, the INOVIO's DNA medicine candidates have shown the ability to generate immune responses, especially CD4+, CD8+, and memory T-cell responses against targeted pathogens and cancers, via its precisely designed plasmids. These plasmids are delivered into cells using the Company's investigational proprietary smart device, CELLECTRA.
INOVIO's lead candidates are focused on diseases associated with HPV. In 2022, INOVIO announced data from a Phase 1/2 clinical trial with INO-3107 for the treatment of HPV-6 and HPV-11 associated RRP. In this trial, treatment with INO-3107 resulted in a statistically significant reduction of the median number of surgeries, a result that reinforces the Company's belief that DNA medicines may play a key role in the treatment of HPV-related diseases.
The Company's partners and collaborators include Advaccine Biopharmaceuticals Suzhou Co, ApolloBio Corporation, AstraZeneca, The Bill & Melinda Gates Foundation (Gates), Coalition for Epidemic Preparedness Innovations (CEPI), Defense Advanced Research Projects Agency (DARPA), The U.S. Department of Defense (DoD), HIV Vaccines Trial Network, International Vaccine Institute (IVI), Kaneka Eurogentec, National Cancer Institute (NCI), National Institutes of Health (NIH), National Institute of Allergy and Infectious Diseases (NIAID), the Parker Institute for Cancer Immunotherapy, Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter-Helm BioLogics, Thermo Fisher Scientific, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.
The Company and its collaborators are currently evaluating the feasibility of, or conducting or planning clinical studies of, DNA medicines for Ebola; HPV-related precancers, including cervical, vulvar, and anal dysplasia; HPV-related cancers, including head & neck; other HPV-related disorders, such as RRP; and GBM.
INOVIO was incorporated in Delaware in June 2001 and has its principal executive offices in Plymouth Meeting, Pennsylvania.

2. Summary of Significant Accounting Policies

Basis of Presentation and Liquidity
The Company incurred a net loss attributable to common stockholders of $279.8 million for the year ended December 31, 2022. The Company had working capital of $218.4 million and an accumulated deficit of $1.5 billion as of December 31, 2022. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates. The Company’s cash, cash equivalents and short-term investments of $253.0 million as of December 31, 2022 are sufficient to support the Company's operations for a period of at least 12 months from the date it is issuing these financial statements.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including At-the-Market Equity Offering Sales Agreements (“Sales Agreements”). The Company has a history of conducting debt and equity financings, including the receipt of net proceeds of $83.0 million, $47.7 million and $454.5 million under Sales Agreements during the years ending December 31, 2022, 2021 and 2020, respectively, and $162.1 million from a January 2021 underwritten public offering of common stock. During the year ended December 31, 2019, the Company also issued convertible notes and bonds in a series of private placement transactions. However, sufficient funding may not be available in the future, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Inovio be unable to continue as a going concern. The Company's consolidated financial statements as of and for the year ended December 31, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has evaluated subsequent events after the balance sheet date through the date it issued these consolidated financial statements.
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
Consolidation
The consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its wholly-owned subsidiary Inovio Asia LLC.
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
Cash and Cash Equivalents
Cash equivalents are considered by the Company to be highly liquid investments purchased with original maturities of three months or less from the date of purchase. Cash and cash equivalents included certain money market accounts and U.S. treasury securities at December 31, 2022 and 2021.
Short-term Investments
The Company defines investments as income-yielding securities that can be readily converted into cash or equity investments classified as available-for-sale. Investments included mutual funds, U.S. treasury securities, commercial paper, certificates of deposit, U.S. agency mortgage-backed securities and an equity investment in the Company’s affiliated entity, PLS, at December 31, 2022 and 2021.

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
Accounts Receivable
Accounts receivable are recorded at invoiced amounts and do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition. Credit is extended to customers as deemed necessary and generally does not require collateral. Management believes that the risk of loss is significantly reduced due to the quality and financial position of the Company's customers. No allowance for doubtful accounts was deemed necessary at December 31, 2022 and 2021.
Fixed Assets
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the remaining term of the related leases or the estimated economic useful lives of the improvements. Repairs and maintenance are expensed as incurred.
Long-Lived Assets
All long-lived assets are reviewed for impairment in value when changes in circumstances dictate, based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current earnings, to the extent the carrying amount of an asset exceeds its estimated fair value determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets. The Company has not recognized any losses on long-lived assets through December 31, 2022.
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
License costs are recorded based on the fair value of consideration paid and are amortized using the straight-line method over the shorter of the expected useful life of the underlying patents or the term of the related license agreement to the extent the license has an alternative future use. As of December 31, 2022 and 2021, the Company’s intangible assets resulting from prior acquisitions of other companies, and additional intangibles including license costs, net of accumulated amortization, totaled $2.1 million and $2.6 million, respectively.
The determination of the value of intangible assets requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company assesses potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company’s judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of its acquired businesses, market conditions and other factors. If impairment is indicated, the Company will reduce the carrying value of the intangible asset to fair value. While current and historical operating and cash flow losses are potential indicators of impairment, the Company believes the future cash flows to be received from its intangible assets will exceed the intangible assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2022.
Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. Goodwill is reviewed for impairment at least annually at November 30, or more frequently if an event occurs indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is likely that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not likely that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company will proceed to perform the impairment test in which the fair value of the reporting unit is compared with its carrying amount, and an impairment charge will be recorded for the amount by which the carrying amount exceeds the reporting unit's fair value, if any. The Company performed its annual assessment for goodwill impairment as of November 30, 2022, identifying no impairment.
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
Valuation allowances against the Company’s deferred tax assets were $299.1 million and $237.2 million at December 31, 2022 and 2021, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.
Revenue Recognition
The Company recognizes revenue, in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”), when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligations. At contract inception, the Company assesses the goods or services agreed upon within each contract and assess whether each good or service is distinct and determine those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
Collaborative Arrangements
The Company assesses whether its collaboration agreements are subject to ASC Topic 808: Collaborative Arrangements (“Topic 808”) based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of Topic 808 and the Company concludes that its collaboration partner is not a customer, the Company presents such payments as a reduction of research and development expense. If payments from the collaboration partner to the Company represent consideration from a customer, then the Company accounts for those payments within the scope of ASU Topic 606.
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
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding stock options and restricted stock units ("RSUs") and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The dilutive impact of the outstanding Notes and Bonds issued by the Company (discussed in Note 9) has been considered using the "if-converted" method. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any. For the years ended December 31, 2022, 2021 and 2020, basic and diluted net loss per share are the same, as the assumed exercise or settlement of stock options, RSUs and the potentially dilutive shares issuable upon conversion of the Notes and Bonds are antidilutive.
The following table summarizes potential shares of common stock that were excluded from diluted net loss per share calculation because of their anti-dilutive effect:

	Year Ended December 31,
	2022	2021	2020
Options to purchase common stock	12,221,548	10,488,993	8,906,624
Service-based restricted stock units	2,556,257	2,448,868	2,558,052
Performance-based restricted stock units	111,941	663,353	663,353
Convertible preferred stock	3,309	3,309	3,309
Convertible notes	3,049,980	3,049,980	3,049,980
December 2019 Bonds	—	—	1,009,450
Total	17,943,035	16,654,503	16,190,768

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
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	2.05%	0.91%	0.63%
Expected volatility	94%	93%	78%
Expected life in years	5.7	6	6
Dividend yield	—	—	—

The weighted average assumptions used in the Black-Scholes model for option grants to non-employees are presented below:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.96%	1.45%	0.82%
Expected volatility	87%	87%	76%
Expected life in years	10	10	10
Dividend yield	—	—	—

Recent Accounting Pronouncements
The recent accounting pronouncements below may have a significant effect on the Company's financial statements. Recent accounting pronouncements that are not anticipated to have an impact on or are unrelated to the Company's financial condition, results of operations, or related disclosures are not discussed.
ASU No. 2020-06. In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the guidance on an issuer’s accounting for convertible instruments and contracts in its own equity. ASU 2020-06 was effective for public entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company adopted ASU 2020-06 as of January 1, 2022 on a modified retrospective basis and recorded a net reduction in accumulated deficit of $1.8 million, a decrease in additional paid-in capital of $3.3 million, and an increase in convertible senior notes of $1.5 million to reflect the impact of the accounting change. The Company derecognized the related deferred tax liabilities of $1.5 million with a corresponding adjustment to the valuation allowance, resulting in no net impact to the cumulative adjustment to retained earnings (see Note 9, Convertible Debt, for additional information).

3. Revenue Recognition and Concentration of Credit Risk
During the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue from various license and other agreements. The following table indicates the percentage of total revenues in excess of 10% with any single customer:

Customer	2022 Revenue	% of Total Revenue		2021 Revenue	% of Total Revenue		2020 Revenue	% of Total Revenue
Advaccine	$—	—%		$—	—%		$5,000,000	68%
Plumbline Life Sciences, Inc. (affiliated entity)	33,596	—		245,310	14		1,370,396	18
U.S. Department of Defense	9,591,778	94		754,853	43		—	—
All other, including affiliated entities	636,894	6		774,595	43		1,040,824	14
Total revenue	$10,262,268	100%	1	$1,774,758	100%	1	$7,411,220	100%

Of the total revenue recognized during the year ended December 31, 2022, $14,000 was in deferred revenue as of December 31, 2021. During the year ended December 31, 2021, the Company recognized revenue of $46,000 that was included in deferred revenue at December 31, 2020. Performance obligations are generally satisfied within 12 months of the initial contract date.
As of December 31, 2022, all of the Company's accounts receivable was attributable to the CEPI MERS grant. As of December 31, 2021, $3.6 million, or 65%, and $1.9 million, or 34%, of the Company's accounts receivable was attributable to the DoD and CEPI MERS grants, respectively. There is minimal credit risk with these customers based upon collection history, their size and financial condition. Accordingly, the Company does not consider it necessary to record a reserve for uncollectible accounts receivable.

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
The June 2021 amendment related to a collaboration between the Company and Advaccine to jointly conduct a global Phase 3 segment of the Company’s clinical trial of INO-4800. The parties were jointly participating in the trial and were to equally share the global development costs for the trial, including the Company’s manufacturing costs to supply INO-4800. Advaccine agreed to be fully responsible for conducting the trial in Greater China, including its costs and expenses incurred. On October 27, 2022, the Company announced that it had discontinued its internally funded efforts to develop INO-4800 as a COVID-19 heterologous booster vaccine. Advaccine will continue to develop INO-4800 with its own resources under the terms of the Advaccine Agreement.
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
Under Topic 606, the entire transaction price of $5.0 million was allocated to the license performance obligation. The Company recognized $0, $0 and $5.0 million of revenue for the years ended December 31, 2022, 2021, and 2020, respectively, under the Advaccine Agreement.
In connection with the June 2021 amendment, the Company determined that the global Phase 3 trial component of the agreement was a collaboration and not a contract with a customer and therefore accounted for the June 2021 amendment under ASC Topic 808. Reimbursements from Advaccine were recognized as contra-research development expense on the consolidated statement of operations once earned and collectibility was assured. During the years ended December 31, 2022, 2021 and 2020 the Company received funding of $1.2 million, $4.5 million and $0, respectively, from Advaccine that was recorded as contra-research and development expense.
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
For the years ended December 31, 2022, 2021 and 2020, there has been no significant reimbursable program costs under the ApolloBio Agreement.
Coalition for Epidemic Preparedness Innovations

The Company previously entered into agreements with CEPI pursuant to which the Company intended to develop vaccine candidates against Lassa fever and MERS. The goal of the collaboration between the Company and CEPI was to conduct research and development so that investigational stockpiles would be ready for clinical efficacy trial testing during potential disease outbreaks. The agreements with CEPI contemplated preclinical studies, as well as Phase 1 and Phase 2 clinical trials, occurring over multiple years. As part of the arrangement between the parties, CEPI agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by the Company and collaborators, with funding from CEPI based on the achievement of identified milestones. During the years ended December 31, 2022, 2021 and 2020, the Company received funding of $6.7 million, $10.0 million and $6.4 million, respectively, related to these grants and recorded those payments as contra-research and development expense. As of December 31, 2022 and 2021, the Company had an accounts receivable balance of $1.7 million and $1.9 million, respectively, on the consolidated balance sheet related to these CEPI grants.
In November 2022, the Company announced that it and CEPI would discontinue the development of these product candidates targeting Lassa fever and MERS, following the initial analysis of data from the studies conducted by the Company and funded by CEPI.
In January 2020, CEPI awarded the Company a grant of up to $9.0 million to support preclinical and clinical development of INO-4800 through Phase 1 human testing in the United States. In April 2020, CEPI awarded the Company a grant of $6.9 million to work with the International Vaccine Institute ("IVI") and the Korea National Institute of Health ("KNIH") to conduct clinical trials of INO-4800 in South Korea, a grant of $5.0 million to accelerate development of the Company's next-generation intradermal electroporation device, known as CELLECTRA 3PSP, for the intradermal delivery of INO-4800, and a grant of $1.3 million to support large-scale manufacturing of INO-4800. During the years ended December 31, 2022, 2021 and 2020, the Company received funding of $1.1 million, $6.9 million and $10.0 million, respectively, from CEPI related to these grants for INO-4800 and recorded such amounts as contra-research and development expense. As of December 31, 2022 and 2021, the Company had $2.3 million and $1.8 million recorded as deferred grant funding on the consolidated balance sheet related to the CEPI grants related to INO-4800, respectively
Bill & Melinda Gates Foundation
In October 2018, Gates awarded and funded the Company a grant of $2.2 million to advance the development of dMAbs to address issues in infectious disease prevention and therapy. This technology has high relevance for the control of influenza and HIV. This next-generation approach to the delivery of monoclonal antibodies would make the technology accessible to low and middle-income countries. In August 2019, Gates funded an additional $1.1 million for the project. During the years ended December 31, 2022, 2021 and 2020, the Company recorded $233,000, $182,000 and $463,000, respectively, as contra-research and development expense related to the Gates dMAb grant. As of December 31, 2022 and 2021, the Company had $153,000 and $384,000 recorded as deferred grant funding on the consolidated balance sheet related to the grant, respectively.
In March 2020, Gates awarded and funded the Company a grant of $5.0 million to accelerate the development of the CELLECTRA 3PSP device for the intradermal delivery of INO-4800. During the years ended December 31, 2022, 2021 and 2020, the Company recorded $0, $893,000 and $4.1 million, respectively, as contra-research and development expense related to this Gates grant.
Department of Defense (DoD)
In June 2020, the Company entered into an Other Transaction Authority for Prototype Agreement (the “OTA Agreement”) with the DoD to fund the Company’s efforts in developing the CELLECTRA® 3PSP device and associated arrays to be used for delivery of INO-4800 against COVID-19. The total amount of funding provided to the Company under the OTA Agreement was $54.5 million. The Company determined that the OTA Agreement should be considered under Subtopic 958-605, Not-for-Profit Entities-Revenue Recognition, which is outside the scope of Topic 606, as the government agency granting the Company funds was not receiving reciprocal value for their contributions. The Company recorded contra-research development expense on the consolidated statement of operations in the same period that the underlying expenses were incurred. During the years ended December 31, 2022, 2021 and 2020, the Company recorded $6.1 million, $27.1 million and $21.2 million, respectively, as contra-research and development expense related to the OTA agreement
Additionally, in June 2020, the Company was awarded a fixed-price contract (the “Procurement Contract”) from the DoD for the purchase of the Company’s intradermal CELLECTRA® 2000 device and accessories. The total purchase price under the Procurement Contract was $16.8 million. The Company determined that the Procurement Contract fell under the scope of ASC Topic 606 as the contract was with a customer and the Company was able to satisfy its obligations under the arrangement. Performance obligations under the Procurement Contract consisted of the delivery of a specified number of CELLECTRA® 2000 devices and accessories. The total transaction price was allocated to the individual performance obligations based on the determined standalone selling price for the devices and accessories. In 2021, the DoD announced that it would discontinue funding for the Phase 3 segment of the Company's clinical trials for INO-4800 and in January 2022, the total purchase price under the Procurement Contract was reduced to $10.7 million. During the year ended December 31, 2022, all performance obligations under the Procurement Contract were satisfied. During the years ended December 31, 2022, 2021 and 2020, the Company recorded revenue of $9.6 million, $755,000 and $0, respectively, from the Procurement Contract.

5. Short-term Investments and Fair Value Measurements
The following is a summary of available-for-sale securities as of December 31, 2022 and 2021:

		As of December 31, 2022
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$117,036,232	$—	$(9,373,514)	$107,662,718
U.S. treasury securities	Less than 1	95,001,209	7,567	(44,266)	94,964,510
Certificates of deposit	Less than 1	2,977,564	13,664	(320)	2,990,908
U.S. agency mortgage-backed securities	*	1,435,592	—	(384,331)	1,051,261
		$216,450,597	$21,231	$(9,802,431)	$206,669,397

		As of December 31, 2021
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$192,966,772	$87,069	$(1,614,411)	$191,439,430
U.S. treasury securities	Less than 1	94,193,441	—	(9,921)	94,183,520
Commercial paper	Less than 1	39,967,853	—	—	39,967,853
Certificates of deposit	Less than 1	2,976,210	15,618	(338)	2,991,490
U.S. agency mortgage-backed securities	*	1,608,137	4,508	(23,998)	1,588,647
		$331,712,413	$107,195	$(1,648,668)	$330,170,940

*No single maturity date.

During the years ended December 31, 2022 and 2021, the Company recorded gross realized gain on investments of $21,000 and $394,000, respectively, and gross realized loss on investments of $4.1 million and $399,000, respectively. During the years ended December 31, 2022 and 2021, the Company recorded net unrealized loss on available-for-sale equity securities of $7.8 million and $3.2 million, respectively. No material balances were reclassified out of accumulated other comprehensive loss for the years ended December 31, 2022, 2021 and 2020. Interest and dividends on investments classified as available-for-sale are included in interest income in the consolidated statements of operations. As of December 31, 2022, the Company had 29 available-for-sale securities in a gross unrealized loss position, of which 21 with an aggregate total unrealized loss of $8.7 million were in such position for longer than 12 months.
The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of December 31, 2022 were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at December 31, 2022, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.
The following table presents the Company’s assets that were measured at fair value on a recurring basis, determined using the following inputs as of December 31, 2022:

	Fair Value Measurements at
	December 31, 2022
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments
Mutual funds	$107,662,718	$107,662,718	$—	$—
U.S. treasury securities	94,964,510	94,964,510	—	—
Certificates of deposit	2,990,908	—	2,990,908	—
U.S. agency mortgage-backed securities	1,051,261	—	1,051,261	—
Total short-term investments	206,669,397	202,627,228	4,042,169	—

Investment in affiliated entity	2,007,142	2,007,142	—	—
Total assets measured at fair value	$208,676,539	$204,634,370	$4,042,169	$—

The following table presents the Company’s assets that were measured at fair value on a recurring basis, determined using the following inputs as of December 31, 2021:

	Fair Value Measurements at
	December 31, 2021
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments
Mutual funds	$191,439,430	$191,439,430	$—	$—
U.S. treasury securities	94,183,520	94,183,520	—	—
Commercial paper	39,967,853	—	39,967,853	—
Certificates of deposit	2,991,490	—	2,991,490	—
U.S. agency mortgage-backed securities	1,588,647	—	1,588,647	—
Total short-term investments	330,170,940	285,622,950	44,547,990	—

Investments in affiliated entity	3,906,796	3,906,796	—	—
Total assets measured at fair value	$334,077,736	$289,529,746	$44,547,990	$—

Level 1 assets at December 31, 2022 and 2021 consisted of mutual funds and U.S. treasury securities held by the Company that are valued at quoted market prices, as well as the Company’s investment in its affiliated entity, PLS. The Company accounts for its investment in 597,808 common shares of PLS based on the closing price of the shares on the Korea New Exchange Market on the applicable balance sheet date. Unrealized gains and losses on the Company's equity securities are reported in the consolidated statement of operations as unrealized gain or loss on available-for-sale equity securities or as a gain or loss on investment in affiliated entity.
Level 2 assets at December 31, 2022 consisted of certificates of deposit and U.S. agency mortgage-backed securities held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. Level 2 assets at December 31, 2021 consisted of commercial paper, certificates of deposit and U.S. agency mortgage-backed securities. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of December 31, 2022 and 2021.

6. Certain Balance Sheet Items
Prepaid and other current assets at December 31, 2022 and 2021 consisted of the following:

	2022	2021
Insurance recovery (a)	$30,000,000	$—
Prepaid manufacturing expenses	1,401,028	27,474,159
Other prepaid expenses	18,729,453	11,362,832
	$50,130,481	$38,836,991
Accounts payable and accrued expenses at December 31, 2022 and 2021 consisted of the following:

	2022	2021
Trade accounts payable	$19,862,487	$27,424,743
Accrued compensation	12,574,921	16,112,912
Accrued litigation settlement (a)	44,000,000	—
Other accrued expenses	3,249,477	4,106,875
	$79,686,885	$47,644,530

(a)In July 2022, the Company entered into a memorandum of understanding for the proposed settlement of the class action securities litigation described in this report under “Legal Proceedings.” The final judicial order for the settlement was issued in January 2023. The settlement consists of $30.0 million in cash and $14.0 million in shares of the Company's common stock to settle all outstanding claims. As of December 31, 2022, the Company's insurance carriers had paid the cash component of the proposed settlement, which amounts were being held in escrow. The Company's insurance carriers paid $252,000 of other expenses on behalf of the Company, which amounts are being offset against the insurers' cash commitment as part of the settlement.

7. Fixed Assets
Fixed assets at December 31, 2022 and 2021 consisted of the following:

	Cost	Accumulated Depreciation and Amortization	Net Book Value
As of December 31, 2022
Leasehold improvements	$15,803,108	$(10,036,080)	$5,767,028
Research and development equipment	5,300,104	(4,295,217)	1,004,887
Office furniture and fixtures	2,827,476	(2,803,800)	23,676
Computer equipment and other	5,360,712	(4,428,306)	932,406
	$29,291,400	$(21,563,403)	$7,727,997
As of December 31, 2021
Leasehold improvements	$15,803,108	$(8,258,608)	$7,544,500
Research and development equipment	12,392,916	(4,279,816)	8,113,100
Office furniture and fixtures	2,827,476	(2,599,643)	227,833
Computer equipment and other	5,374,084	(3,806,311)	1,567,773
	$36,397,584	$(18,944,378)	$17,453,206

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $3.7 million, $3.0 million and $3.0 million, respectively. The Company determined that the carrying value of these long-lived assets was not impaired during the periods presented. During the year ended December 31, 2022 the Company sold fixed assets with a net book value of $6.1 million and disposed of fixed assets with a net book value of $1.1 million. The Company has recorded a receivable from the sale of these assets of $6.1 million, which is included in prepaid expenses and other current assets on the consolidated balance sheet.

8. Goodwill and Intangible Assets
The following sets forth goodwill and intangible assets by major asset class:

		December 31, 2022			December 31, 2021
	Weighted Average Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite lived:
Goodwill		$10,513,371	$—	$10,513,371	$10,513,371	$—	$10,513,371
Definite lived:
Licenses	10	1,323,761	(1,323,761)	—	1,323,761	(1,305,600)	18,161
Bioject (a)	12	5,100,000	(2,988,889)	2,111,111	5,100,000	(2,735,556)	2,364,444
Other (b)	18	4,050,000	(4,031,250)	18,750	4,050,000	(3,806,250)	243,750
Total intangible assets	11	10,473,761	(8,343,900)	2,129,861	10,473,761	(7,847,406)	2,626,355
Total goodwill and intangible assets		$20,987,132	$(8,343,900)	$12,643,232	$20,987,132	$(7,847,406)	$13,139,726

(a)Bioject intangible assets represent the estimated fair value of developed technology and intellectual property which were recorded from an asset acquisition.
(b)Other intangible assets represent the estimated fair value of acquired intellectual property.
Aggregate amortization expense on intangible assets was $496,000, $520,000 and $547,000 for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense related to intangible assets at December 31, 2022 is expected to be incurred as follows:

Year ending December 31,
2023	$273,000
2024	253,000
2025	253,000
2026	253,000
2027	253,000
Thereafter	845,000
$2,130,000

There were no impairment or impairment indicators present and no losses were recorded during the years ended December 31, 2022, 2021 and 2020.

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
The Notes are senior unsecured obligations of the Company and accrue interest payable in cash semi-annually in arrears on March 1 and September 1 of each year at a rate of 6.50% per annum. The Notes mature on March 1, 2024, unless earlier converted, redeemed or repurchased. Prior to the close of business on the business day immediately preceding November 1, 2023, the Notes will be convertible at the option of the holders only upon the satisfaction of certain circumstances. Thereafter, the Notes will be convertible at the option of the holders at any time until the close of business on the scheduled trading day immediately before the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. The initial conversion rate was 185.8045 shares per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $5.38 per share), subject to adjustment upon the occurrence of specified events.
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
On January 1, 2022, the Company adopted ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which is intended to simplify the accounting for convertible instruments. The ASU eliminates the cash conversion feature models in ASC 470-20, Debt with Conversion and Other Options, which required an issuer of certain convertible debt to separately account for embedded conversion features as a component of equity. Instead, an issuer will account for these securities as a single unit of account, unless the conversion feature meets certain criteria. The Company adopted the new standard using the modified retrospective method and recorded a net reduction to accumulated deficit of $1.8 million, a decrease to additional paid-in capital of $3.3 million, and an increase to convertible senior notes of $1.5 million to reflect the impact of the accounting change. The Notes are now accounted for as a single liability measured at amortized cost, as no other embedded features require bifurcation and recognition as derivatives.
The balance of the Notes at December 31, 2022 was as follows:

Principal amount	$78,500,000
Principal amount converted into common shares	(62,085,000)
Unamortized debt issuance cost	(155,815)
Accrued interest	355,655
Net carrying amount	$16,614,840

For the years ended December 31, 2022, 2021 and 2020, the Company recognized $1.3 million, $1.9 million and $6.9 million, respectively, of interest expense related to the Notes, of which $1.1 million, $1.1 million and $4.1 million, respectively, related to the contractual interest coupon.
As of December 31, 2022, future minimum payments due under the Notes, representing contractual amounts due, including interest based on the fixed rate of 6.5% per annum, were as follows:

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
During the year ended December 31, 2021, the Company recognized $50,000 of interest expense related to the December 2019 Bonds, of which $9,000 related to the contractual interest coupon. The effective interest rate of the December 2019 Bonds was 6.2%.

10. Stockholders’ Equity

Preferred Stock

			Shares Outstanding as of December 31,
	Shares Authorized	Shares Issued	2022	2021
Series C Preferred Stock, par $0.001	1,091	1,091	9	9

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
Issuances of Common Stock
On November 9, 2021, the Company entered into an ATM Equity OfferingSM Sales Agreement (the “2021 Sales Agreement”) with outside sales agents (collectively, the “Sales Agents”) for the offer and sale of its common stock for an aggregate offering price of up to $300.0 million. The 2021 Sales Agreement provides that the Sales Agents will be entitled to compensation in an amount equal to up to 3.0% of the gross sales proceeds of any common stock sold through the Sales Agents under the 2021 Sales Agreement. During the years ended December 31, 2022 and 2021, the Company sold 34,445,743 and 6,955,341 shares, respectively, of its common stock under the 2021 Sales Agreement. The sales were made at a weighted average price of $2.44 and $6.96 per share, respectively, resulting in aggregate net proceeds of $83.0 million and $47.7 million, respectively. As of December 31, 2022 there was $167.4 million of remaining capacity under the 2021 Sales Agreement.
On January 25, 2021, the Company closed an underwritten public offering of 20,355,000 shares of common stock at a public offering price of $8.50 per share. The net proceeds to the Company, after deducting the underwriters' discounts and commissions and other offering expenses, were $162.1 million.
Stock Options and Restricted Stock Units
The Company has a stock-based incentive plan, the 2016 Omnibus Incentive Plan (as amended to date, the "2016 Incentive Plan"), pursuant to which the Company may grant stock options, restricted stock awards, RSUs and other stock-based awards or short-term cash incentive awards to employees, directors and consultants.
The 2016 Incentive Plan was originally approved by the Company's stockholders on May 13, 2016, and an amendment to the plan to increase the number of shares available for issuance was approved by the stockholders on May 8, 2019. As of December 31, 2022, the maximum number of shares of the Company’s common stock available for issuance over the term of the 2016 Incentive Plan was 22,000,000 shares. On the first business day of each calendar year, the maximum number of shares is increased by 2,000,000 shares of common stock unless the Company's board of directors determines, prior to January 1 for any such calendar year, to increase the maximum amount by a lesser amount. On January 1, 2022 and again on January 1, 2023, the maximum number of shares increased by 2,000,000. At December 31, 2022, the Company had 3,831,240 shares of common stock available for future grant under the 2016 Incentive Plan, 2,446,257 shares underlying outstanding but unvested service-based RSUs, options outstanding to purchase 10,132,969 shares of common stock and 111,941 shares of performance-based RSUs outstanding under the 2016 Incentive Plan. The awards granted and available for future grant under the 2016 Incentive

Plan generally vest over three years and have a maximum contractual term of ten years. The 2016 Incentive Plan terminates by its terms on March 9, 2026.
On June 24, 2022, the Company's board of directors adopted a stock-based incentive plan (the "2022 Inducement Plan"), which provides for the discretionary grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, and other awards to individuals as a material inducement to entering into employment with the Company. The aggregate number of shares of the Company’s common stock that may be issued under the 2022 Inducement Plan will not exceed 2,000,000 shares. At December 31, 2022 the Company had 1,703,750 shares of common stock available for future grant under the 2022 Inducement Plan, 110,000 shares underlying outstanding but unvested RSUs and options outstanding to purchase 186,250 shares of common stock under the 2022 Inducement Plan. The 2022 Inducement Plan can be terminated by the Company's board of directors at any time.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At December 31, 2022, the Company had options outstanding to purchase 1,902,329 shares of common stock under the 2007 Incentive Plan. The awards granted under the 2007 Incentive Plan generally vest over three years and have a maximum contractual term of ten years.
Total employee and director stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 was $22.2 million, $25.0 million and $14.5 million, respectively, of which $8.8 million, $13.4 million and $8.0 million was included in research and development expenses and $13.4 million, $11.6 million and $6.5 million was included in general and administrative expenses, respectively. The Company entered into a Separation Agreement with its former President and Chief Executive Officer on May 10, 2022, under which outstanding RSUs as of the separation date were fully vested, and one-half of the RSUs were settled in the Company's common stock and the remainder settled in cash. The officer's stock options will continue to vest over a certain period and will remain exercisable until five years after the separation date. Stock-based compensation for the year ended December 31, 2022 included a $4.2 million charge related to these RSU and stock option modifications.
At December 31, 2022 and 2021, there was $10.5 million and $16.5 million, respectively, of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.6 years and 2.0 years, respectively.
At December 31, 2022 and 2021, there was $7.2 million and $13.4 million, respectively, of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.7 years and 1.8 years, respectively.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the years ended December 31, 2022, 2021 and 2020 was $1.3 million, $1.4 million and $1.2 million, respectively. As of December 31, 2022, options to purchase 665,875 shares of common stock granted to non-employees remained outstanding.
The following table summarizes total stock options outstanding at December 31, 2022:

	Options Outstanding			Options Exercisable
Exercise Price	Shares Underlying Options Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$1.56-$3.00	830,542	8.3	$2.17	247,104	$2.29
$3.01-$6.00	5,461,365	7.1	$3.50	3,059,330	$3.67
$6.01-$9.00	3,349,587	5.3	$7.57	2,861,909	$7.49
$9.01-$12.00	1,930,825	7.1	$10.97	1,080,389	$10.89
$12.01-$15.00	580,947	4.1	$13.38	529,392	$13.34
$15.01-$25.62	68,282	7.6	$21.12	51,568	$21.11
	12,221,548	6.6	$6.28	7,829,692	$6.79

At December 31, 2022, the aggregate intrinsic value of options outstanding was $0, the aggregate intrinsic value of options exercisable was $0, and the weighted average remaining contractual term of options exercisable was 5.7 years.
At December 31, 2022, the aggregate intrinsic value of unvested RSUs was $4.0 million and the aggregate intrinsic value of RSUs which vested during the year ended December 31, 2022 was $4.6 million.

At December 31, 2022, options to purchase 12,221,548 shares of common stock and 2,556,257 RSUs were expected to vest.
Stock option activity under the Company’s equity incentive plans during the year ended December 31, 2022 was as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2021	10,488,993	$7.93
Granted	4,623,448	3.11
Exercised	(118,694)	2.38
Cancelled	(2,772,199)	7.46
Balance, December 31, 2022	12,221,548	$6.28

Restricted stock unit activity under the Company’s equity incentive plans during the year ended December 31, 2022 was as follows:

Number of Shares
Balance, December 31, 2021	2,448,868
Granted	2,485,947
Vested	(1,618,235)
Cancelled	(760,323)
Balance, December 31, 2022	2,556,257

The weighted average exercise price per share was $8.47 for the 77,250 options which expired during the year ended December 31, 2022, $4.56 for the 7,000 options which expired during the year ended December 31, 2021 and $4.44 for the 78,750 options which expired during the year ended December 31, 2020.
The weighted average grant date fair value per share was $2.34, $7.61 and $6.87 for options granted during the years ended December 31, 2022, 2021 and 2020, respectively.
The weighted average grant date fair value was $3.12, $10.37 and $9.12 per share for RSUs granted during the years ended December 31, 2022, 2021 and 2020, respectively.
The Company received $283,000, $6.7 million and $12.3 million in proceeds from the exercise of stock options during the years ended December 31, 2022, 2021 and 2020, respectively. The aggregate intrinsic value of options exercised was $81,000, $7.0 million and $14.2 million during the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, the Company had 111,941 performance-based RSUs outstanding, which were granted to key employees in August 2020. The underlying performance milestones of the RSUs were not probable of achievement as of December 31, 2022, and no stock-based compensation expense has been recognized to date for the performance-based RSUs.

11. Commitments and Contingencies
Leases
The Company leases approximately 82,200 square feet of office, laboratory, and manufacturing space in San Diego, California and 57,360 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms as of December 31, 2022 of 0.9 years to 7.0 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
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
As of December 31, 2022, the maturities of the Company's operating lease liabilities were as follows:

Year ending December 31,
2023	$4,089,000
2024	3,050,000
2025	3,063,000
2026	3,139,000
2027	2,526,000
Thereafter	4,223,000
Total remaining lease payments	20,090,000
Less: present value adjustment	(4,630,000)
Total operating lease liabilities	15,460,000
Less: current portion	(2,804,000)
Long-term operating lease liabilities	$12,656,000

Weighted-average remaining lease term	5.9 years
Weighted-average discount rate	8.6%

Lease costs included in operating expenses in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 were $3.4 million, $3.4 million and $3.4 million, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
In the fourth quarter of 2019, the Company entered into two agreements to sublease a total of approximately 13,500 square feet in its Plymouth Meeting headquarters with one period through March 31, 2025 and the other month-to-month after December 31, 2022.
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
Legal Proceedings
Securities Class Action Litigation
On March 12, 2020, a purported shareholder class action complaint, McDermid v. Inovio Pharmaceuticals, Inc. and J. Joseph Kim, was filed in the United States District Court for the Eastern District of Pennsylvania, naming the Company and its former President and Chief Executive Officer as defendants. The lawsuit alleged that the Company made materially false and misleading statements regarding its development of a vaccine for COVID-19 in its public disclosures in violation of certain federal securities laws. The plaintiffs sought unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The plaintiffs’ complaint was later amended to include certain of the Company’s other officers as defendants. After additional motions were filed in the case, in June 2022 the parties negotiated an agreement in principle to settle the shareholder class action complaint. Under the settlement, the Company will pay $30.0 million in cash and $14.0 million in shares of its common stock to settle all outstanding claims. The Company's insurance carriers have paid the $30.0 million cash component of the settlement. On August 31, 2022, the court granted preliminary approval of the settlement. See Note 16 for events subsequent to December 31, 2022.
Shareholder Derivative Litigation
On April 20, 2020, a purported shareholder derivative complaint, Behesti v. Kim, et al., was filed in the United States District Court for the Eastern District of Pennsylvania, naming eight current and former directors of the Company as defendants. The lawsuit asserts state and federal claims and is based on the same alleged misstatements as the shareholder class action complaint described above. The lawsuit accuses the Company’s board of directors of failing to exercise reasonable and prudent supervision over the Company’s management, policies, practices, and internal controls. The plaintiff seeks unspecified monetary damages on behalf of the Company as well as governance reforms. On June 5, 2020, the court stayed the Beheshti action pending resolution of a forthcoming motion to dismiss the McDermid securities class action or until any party provides notice that they no longer consent to the stay. On June 12, 2020 and June 15, 2020, two additional shareholder derivative complaints were filed in the United States District Court for the Eastern District of Pennsylvania, captioned Isman v. Benito, et al. and Devarakonda et al. v Kim, et. al. The complaints assert substantially similar claims as the Beheshti action and name the Company’s current directors as defendants. The Devarakonda complaint also names one of the Company’s former directors as a defendant. On July 21, 2020, the court consolidated the three derivative cases under the caption In re Inovio Pharmaceuticals, Inc. Derivative Litigation. The consolidated action is stayed.
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
Other Matters
From time to time, the Company may be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of its business. Any of these claims could subject the Company to costly legal expenses and, while the Company generally believes that it has adequate insurance to cover many different types of liabilities, its insurance carriers may deny coverage or its policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the Company's consolidated results of operations and financial position. Additionally, any such claims, whether or not successful, could damage the Company's reputation and business. Except as described above, the Company is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would be reasonably expected to have a material adverse effect on the Company’s consolidated results of operations or financial position.

12. Income Taxes
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
The components of pretax loss from operations are as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. Domestic	$(277,440,803)	$(302,614,003)	$(162,664,355)
Foreign	(211,249)	(610,320)	(225,949)
Pretax loss from operations	$(277,652,052)	$(303,224,323)	$(162,890,304)

There was no provision for or benefit from income taxes for the years ended December 31, 2022, 2021 and 2020.
The reconciliation of income taxes attributable to continuing operations computed at the statutory tax rates to income tax benefit, using a 21% statutory tax rate for December 31, 2022, 2021 and 2020, is as follows:

	Year Ended December 31,
	2022	2021	2020
Benefit from income taxes at statutory rates	$(58,307,000)	$(63,677,000)	$(34,207,000)
State income tax, net of federal benefit	(3,601,000)	(3,447,000)	—
Change in valuation allowance	61,065,000	77,424,000	21,428,000
Nondeductible loss on extinguishment of debt	—	—	14,450,000
Research and development tax credits	(7,534,000)	(16,523,000)	(2,650,000)
Stock-based compensation	2,913,000	483,000	(1,953,000)
Uncertain tax positions	2,291,000	6,509,000	1,068,000
Deconsolidation of subsidiary	—	—	853,000
Expired NOLs and credits	1,459,000	616,000	468,000
Limited NOLs and credits	(1,337,000)	(542,000)	(368,000)
Change in tax rates	(187,000)	—	—
Foreign tax rate differential	(8,000)	(24,000)	(9,000)
Other	3,246,000	(819,000)	920,000
	$—	$—	$—

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are shown below:

	As of December 31,
	2022	2021
Deferred tax assets:
Capitalized research expense	$41,252,000	$4,200,000
NOL carryforwards	212,768,000	197,144,000
Research and development and other tax credits	26,442,000	23,005,000
Deferred revenue	538,000	987,000
Stock-based compensation	3,945,000	3,599,000
Acquired intangibles	559,000	637,000
Interest expense	—	83,000
Investment in affiliated entity	1,569,000	750,000
Lease liability	3,247,000	3,793,000
Fixed assets	57,000	—
Other	11,062,000	5,973,000
	301,439,000	240,171,000
Valuation allowance	(299,124,000)	(237,205,000)
Total deferred tax assets	2,315,000	2,966,000
Deferred tax liabilities:
Acquired intangibles	(199,000)	(194,000)
Right of use asset	(2,148,000)	(2,430,000)
Note discount	—	(321,000)
Fixed assets	—	(53,000)
Total deferred tax liabilities	(2,347,000)	(2,998,000)
Net deferred tax liabilities	$(32,000)	$(32,000)

As of December 31, 2022, the Company had federal, California and Pennsylvania tax net operating loss (NOL) carryforwards of $920.6 million, $210.3 million and $89.6 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. The aggregate federal net operating losses generated in 2018 and after for the amount of $625.4 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year, subject to certain modifications made by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) enacted in 2020. The federal NOL carryforward began to expire in 2022, and the California and Pennsylvania NOL carryforwards will begin and have begun to expire in 2028 and 2022, respectively, unless previously utilized.
The Company also had Korean NOL carryforwards of $1.0 million as of December 31, 2022. The Korean NOLs are available to offset up to 60% of future taxable income and will begin to expire in 2030, unless previously utilized.
In addition, as of December 31, 2022, the Company had federal and state research and development (R&D) tax credit carryforwards of $40.5 million and $4.7 million, respectively. The federal tax credit carryforwards will begin to expire in 2029. The California research tax credits do not expire.
Based upon statute, federal and state losses and credits are expected to expire as follows (in millions):

Expiration Date:	Federal NOLs	State NOLs	Foreign NOLs	Federal R&D	State R&D

2023	$5.3	$1.2	$—	$—	$—
2024	18.9	9.1	—	—	—
2025	9.6	5.2	—	—	—
2026	12.2	7.1	—	—	—
2027 and thereafter	249.2	277.3	1.0	40.5	—
Indefinite	625.4	—	—	—	4.7
	$920.6	$299.9	$1.0	$40.5	$4.7

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s NOL and R&D credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed an IRC Section 382/383 analysis regarding the limitation of NOL and R&D credit carryforwards as of December 31, 2022. As a result of the analysis, the Company estimates that approximately $8.3 million of tax benefits related to NOL and R&D carryforwards will expire unused. Accordingly, the related NOL and R&D credit carryforwards have been removed from deferred tax assets, accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by current and future ownership changes, if any, related to the Company's operations in the United States will not impact its effective tax rate. Any additional ownership changes may further limit the ability to use the NOL and R&D carryforwards.
The Tax Cuts and Jobs Act of 2017 subjects a U.S. stockholder to tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. For 2022, 2021 and 2020, the Company did not generate any GILTI due to losses earned by its foreign subsidiary.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits federal NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows federal NOLs incurred in 2019, 2020, and 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Due to the Company's history of net operating losses, the CARES Act did not have a material impact on the Company's financial statements for the years ended December 31, 2022, 2021 or 2020.
The following table summarizes the activity related to the Company's unrecognized tax benefits:

	Year ended December 31,
	2022	2021	2020
Balance at beginning of the year	$18,819,000	$12,210,000	$11,204,000
Increases related to current year tax positions	2,902,000	6,602,000	1,043,000
Increases (decreases) related to prior year tax positions	(582,000)	7,000	27,000
Other	—	—	(64,000)
Balance at end of the year	$21,139,000	$18,819,000	$12,210,000

The amount of unrecognized tax benefits that, if recognized and realized, would affect the effective tax rate was $19.7 million, $17.4 million and $10.9 million as of December 31, 2022, 2021 and 2020, respectively, subject to valuation allowances. The Company has not recorded any interest and penalties on the unrecognized tax positions as the Company has continued to generate net operating losses after accounting for the unrecognized tax benefits. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2019 and state and local income tax examinations before 2018. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the NOL carryforward amount. The Company is not to its knowledge currently under Internal Revenue Service (“IRS”), state, local or foreign tax examination.

13. 401(k) Plan
The Company has adopted a 401(k) Profit Sharing Plan covering substantially all of its employees. The defined contribution plan allows the employees to contribute a percentage of their compensation each year. The Company currently matches 50% of its employees’ contributions, up to 6% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying consolidated statements of operations and totaled $1.8 million, $1.5 million and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

14. Related Party Transactions
Plumbline Life Sciences, Inc.

The Company owned 597,808 shares of common stock in PLS as of December 31, 2022 and 2021, representing a 18.7% and 18.9% ownership interest, respectively. One of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
Revenue recognized from PLS consists of milestone, license and patent fees. For the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue from PLS of $34,000, $245,000 and $1.4 million, respectively. At December 31, 2022 and 2021, the Company had an accounts receivable balance of $59,000 and $25,000, respectively, related to PLS.

The Wistar Institute
The Company's director Dr. David B. Weiner is a director of the Vaccine Center of The Wistar Institute ("Wistar"). Dr. Weiner is also the Executive Vice President of Wistar.
In March 2016, the Company entered into collaborative research agreements with Wistar for preventive and therapeutic DNA-based immunotherapy applications and products developed by Dr. Weiner and Wistar for the treatment of cancers and infectious diseases. Under the terms of the agreement, the Company reimbursed Wistar for all direct and indirect costs incurred in the conduct of the collaborative research, not to exceed $3.1 million during the five-year term of the agreement. In March 2021, upon expiration of the March 2016 agreements, the Company entered into new collaborative research agreements with Wistar with the same terms. The Company has the exclusive right to in-license new intellectual property developed under this agreement.
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
In 2020, the Company received a $10.7 million sub-grant through Wistar, which was amended in 2021 to $13.6 million, for the preclinical development and translational studies of dMAbs as countermeasures for COVID-19, with funding through November 2022. The sub-grant also includes an option for an additional $6.0 million in funding through March 2024, of which $3.3 million has been exercised as of December 31, 2022.
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the years ended December 31, 2022 and 2021, the Company recorded $8.7 million and $3.0 million, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to the collaborative research agreements and sub-contract agreements related to Gates and CEPI (see Note 4). Research and development expenses recorded from Wistar for the years ended December 31, 2022, 2021 and 2020 were $1.4 million, $2.9 million and $2.3 million, respectively. At December 31, 2022 and 2021, the Company had an accounts receivable balance of $9.9 million and $2.6 million, respectively, and an accounts payable and accrued liability balance of $1.2 million and $548,000, respectively, related to Wistar. As of December 31, 2022 and 2021, the Company had a prepaid expense balance of $375,000 and $261,000, respectively, and recorded $88,000 and $37,000, respectively, as deferred grant funding on its consolidated balance sheet related to Wistar.

15. Geneos Therapeutics, Inc.
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
In June 2020, Geneos closed an additional Series A preferred stock financing round, in which the Company invested $800,000. Following this transaction, the Company owned 47% of the outstanding equity of Geneos on an as-converted to common stock basis. This transaction triggered a VIE reconsideration, as the Company no longer held a controlling financial interest. Based on the Company’s assessment, Geneos continued to be a VIE as it did not have sufficient equity at risk to finance its activities without additional subordinated financial support. However, the Company was not the primary beneficiary of Geneos, as it did not have the power to direct the activities that most significantly impact Geneos’s economic performance. Accordingly, the Company deconsolidated its investment in Geneos as of June 1, 2020, resulting in a gain of $4.1 million, of which $2.4 million related to the remeasurement of the retained noncontrolling interest investment to fair value.
The Company applies the equity method to investments in common stock and to other investments in entities that have risk and reward characteristics that are substantially similar to an investment in the investee’s common stock. Since the Company’s Series A preferred stock investment in Geneos has a substantive liquidation preference, it is not substantially similar to the Company’s common stock investment and is therefore recorded as an equity security under ASC 321.
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
Upon deconsolidation, the Company recorded its Series A preferred stock investment at fair value based on the per share price paid by third party investors in connection with the preferred stock financing on June 1, 2020. The Company determined that its Series A preferred stock investment in Geneos did not have a readily determinable fair value and therefore elected the measurement alternative in ASC 321 to subsequently record the investment at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. When fair value becomes determinable, from observable price changes in orderly transactions, the Company’s investment will be marked to fair value.  There have been no observable price changes or impairments identified since the deconsolidation date.
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
The Company’s share of net losses of Geneos for the three months ended March 31, 2021 was $1.5 million; however, only $434,000 was recorded, reducing the Company's total investment in Geneos to $0. Of the total amount, $819,000 was allocated to the equity method investment, thereby reducing the balance to $0 as of March 31, 2021. The remaining $4.2 million loss was allocated to the Company’s Series A and Series A-1 preferred stock investments in Geneos, on a ratable basis, thereby reducing the investment balance to $0 as of March 31, 2021.
In February 2021, Geneos completed a second closing of the Series A-1 preferred stock financing, in which the Company did not participate. Following this transaction, the Company held approximately 35% of the outstanding equity, on an as-converted to common stock basis.
In March 2022, Geneos completed the closing of a Series A-2 preferred stock financing. The Company invested $2.0 million in the Series A-2 preferred stock financing, which was led by outside investors. The closing date of this transaction was determined to be a VIE reconsideration event; based on the Company’s assessment, Geneos continued to be a VIE as it did not have sufficient equity at risk to finance its activities without additional subordinated financial support. The Company continued to not be the primary beneficiary of Geneos, as it did not have the power to direct the activities that most significantly impact Geneos’s economic performance and should not consolidate Geneos. Following this transaction, the Company held approximately 28% of the outstanding equity, on an as-converted to common stock basis. Accordingly, the Company continues to account for its common stock investment in Geneos as an equity method investment under ASC 323 and its preferred stock investments as equity securities under ASC 321.

The fair value of Geneos’s Series A-2 preferred stock was based on the per share price paid by third-party investors in connection with the closing on March 21, 2022. The Company concluded that its Series A-2 preferred stock investment is a similar financial instrument as its Series A-1 preferred stock, and therefore remeasured the carrying value of the Series A-1 preferred stock investment at the Series A-2 preferred stock price, resulting in a gain on remeasurement of $165,000.
The Company recorded its current and accumulated share of net losses of Geneos of $2.2 million, which was allocated to the Series A-1 and Series A-2 preferred stock investment in Geneos, thereby reducing the balance to $0 as of December 31, 2022 as shown in the table below:

Investment in Geneos Series A-2 preferred stock	$1,999,998
Remeasurement of Geneos Series A-1 preferred stock	165,215
Share in current and accumulated net loss of Geneos	(2,165,213)
Investment in Geneos as of December 31, 2022	$—
The Company will not reduce its investment below $0 and will not record its share of further net losses of Geneos as the Company has no obligation to fund Geneos.
The Company continues to exclusively license its SynCon immunotherapy and CELLECTRA technology platform to Geneos to be used in the field of personalized, neoantigen-based therapy for cancer. The license agreement provides for potential royalty payments to the Company in the event that Geneos commercializes any products using the licensed technology.
The Company's Chief Scientific Officer Dr. Laurent Humeau is on the Board of Directors of Geneos. The Company's director Dr. David B. Weiner is the Chairman of the Scientific Advisory Board of Geneos.

16. Subsequent Events
On January 31, 2023, the Company committed to and communicated a corporate reorganization plan, including a reduction in force (the “Reduction”). The purpose of the Reduction is to decrease expenses and maintain a streamlined organization to support key clinical programs that are expected to drive long-term growth. As part of the Reduction, the Company reduced its overall headcount by approximately 24 employees, which represented 11% of its full-time employees. Along with other planned cost-saving measures, the Reduction is expected to provide annual savings of approximately $4.3 million. The Company expects to incur a one-time pre-tax charge of approximately $1.1 million in the first quarter of 2023 related to the Reduction, consisting primarily of one-time severance payments upon termination, continued benefits for a specific period of time, and outplacement services. The Company expects such costs to be the only direct expense of the Reduction. The Company expects all charges associated with the Reduction to be incurred during the quarter ending March 31, 2023, with related cash payments expected to be paid out in the first half of 2023.
On January 18, 2023, the court for the securities class action (see Note 11) entered an order granting final approval of the settlement, as set forth in a stipulation of settlement. In February 2023, pursuant to the securities class action settlement, the Company issued 7,000,000 shares of common stock. Following the expiration of the appeal period or resolution of an appeal if one is filed, the Company will make another contribution of common stock to the settlement fund with a value of approximately $2.1 million. The number of shares will be calculated based on the average trading price of the common stock for the 10 trading days preceding the determination date pursuant to the terms of the securities class action settlement.