Form 10-Q
period 2023-03-31
INOVIO PHARMACEUTICALS, INC.
filed 2023-05-10
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 262,740,113 as of May 8, 2023.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2023

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
•We previously expended significant resources on the development of a COVID-19 vaccine candidate. We are now only pursuing development in collaboration with third parties, as both a primary and heterologous booster vaccine, but there can be no assurance that our candidate will ever receive regulatory approval as a primary vaccine or booster in any country, whether by Emergency Use Authorization or otherwise.
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

Part I. Financial Information
Item 1.    Financial Statements

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,238,152	$46,329,359
Short-term investments	195,513,005	206,669,397
Accounts receivable	73,304	1,701,726
Accounts receivable from affiliated entities	4,961,802	10,036,490
Prepaid expenses and other current assets	4,914,313	50,130,481
Prepaid expenses and other current assets from affiliated entities	195,853	375,227
Total current assets	233,896,429	315,242,680
Fixed assets, net	6,983,305	7,727,997
Investment in affiliated entity	2,623,781	2,007,142
Intangible assets, net	2,047,778	2,129,861
Goodwill	10,513,371	10,513,371
Operating lease right-of-use assets	9,865,543	10,228,207
Other assets	652,517	684,044
Total assets	$266,582,724	$348,533,302
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$24,752,171	$79,686,885
Accounts payable and accrued expenses due to affiliated entities	1,417,274	1,220,439
Accrued clinical trial expenses	5,795,846	10,594,073
Operating lease liability	2,579,949	2,803,973
Grant funding liability	4,121,989	2,475,031
Grant funding liability from affiliated entity	89,007	87,673
Convertible senior notes	16,394,841	—
Total current liabilities	55,151,077	96,868,074
Convertible senior notes	—	16,614,840
Operating lease liability, net of current portion	12,185,919	12,655,586
Deferred tax liabilities	32,046	32,046
Total liabilities	67,369,042	126,170,546
Stockholders’ equity:
Preferred stock	—	—
Common stock	262,738	253,090
Additional paid-in capital	1,728,030,842	1,710,656,191
Accumulated deficit	(1,528,497,101)	(1,487,847,784)
Accumulated other comprehensive loss	(582,797)	(698,741)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	199,213,682	222,362,756
Total liabilities and stockholders’ equity	$266,582,724	$348,533,302

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue from collaborative arrangements and other contracts	$114,943	$199,074
Operating expenses:
Research and development	30,176,511	55,978,611
General and administrative	13,890,610	15,953,458
Total operating expenses	44,067,121	71,932,069
Loss from operations	(43,952,178)	(71,732,995)
Other income (expense):
Interest income	2,207,171	669,814
Interest expense	(313,488)	(313,488)
Gain (loss) on investment in affiliated entity	616,639	(537,728)
Net unrealized gain (loss) on available-for-sale equity securities	3,218,215	(4,840,641)
Other expense, net	(2,425,676)	(153,468)
Net loss before share in net loss of Geneos	(40,649,317)	(76,908,506)
Share in net loss of Geneos	—	(2,165,213)
Net loss	$(40,649,317)	$(79,073,719)
Net loss per share
Basic and diluted	$(0.16)	$(0.36)
Weighted average number of common shares outstanding
Basic and diluted	258,437,714	218,940,693

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(40,649,317)	$(79,073,719)
Other comprehensive (loss) income:
Foreign currency translation	(1,918)	(6,555)
Unrealized gain (loss) on short-term investments, net of tax	117,862	(169,097)
Comprehensive loss	$(40,533,373)	$(79,249,371)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2023
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2022	9	$—	253,091,319	$253,090	$1,710,656,191	$(1,487,847,784)	$(698,741)	$222,362,756
Issuance of common stock for legal settlement	—	—	9,121,000	9,121	13,990,879	—	—	14,000,000
Vesting of RSUs, net of tax payments	—	—	526,807	527	(425,231)	—	—	(424,704)
Stock-based compensation	—	—	—	—	3,809,003	—	—	3,809,003
Net loss	—	—	—	—	—	(40,649,317)	—	(40,649,317)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	117,862	117,862
Foreign currency translation	—	—	—	—	—	—	(1,918)	(1,918)
Balance at March 31, 2023	9	$—	262,739,126	$262,738	$1,728,030,842	$(1,528,497,101)	$(582,797)	$199,213,682

	Three Months Ended March 31, 2022
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2021	9	$—	217,382,887	$217,382	$1,609,589,797	$(1,209,855,522)	$(282,236)	$399,669,421
Cumulative adjustment from adoption of ASU 2020-06	—	—	—	—	(3,294,019)	1,825,803	—	(1,468,216)
Issuance of common stock for cash, net of financing costs	—	—	8,480,483	8,481	29,356,057	—	—	29,364,538
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	647,350	646	(943,167)	—	—	(942,521)
Stock-based compensation	—	—	—	—	7,711,151	—	—	7,711,151
Net loss	—	—	—	—	—	(79,073,719)	—	(79,073,719)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(169,097)	(169,097)
Foreign currency translation	—	—	—	—	—	—	(6,555)	(6,555)
Balance at March 31, 2022	9	$—	226,510,720	$226,509	$1,642,419,819	$(1,287,103,438)	$(457,888)	$355,085,002

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(40,649,317)	$(79,073,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	707,378	929,383
Amortization of intangible assets	82,083	126,770
Amortization of operating lease right-of-use assets	362,664	319,586
Non-cash stock-based compensation	3,809,003	7,711,151
Non-cash interest on senior convertible notes	(219,999)	(219,999)
Amortization of (discounts) premiums on investments	(1,159,083)	125,810
Realized loss on short-term investments	2,425,676	318,684
Loss on disposal of fixed assets	334,297	157,666
Gain on remeasurement of investment in Geneos	—	(165,215)
(Gain) loss on equity investment in affiliated entity	(616,639)	537,728
Share of net loss in Geneos	—	2,165,213
Net unrealized (gain) loss on available-for-sale equity securities	(3,218,215)	4,840,641
Changes in operating assets and liabilities:
Accounts receivable, including from affiliated entities	6,703,110	541,248
Prepaid expenses and other current assets, including from affiliated entities	39,324,542	7,075,934
Other assets	31,527	151,999
Accounts payable and accrued expenses, including due to affiliated entities	(40,737,879)	(9,000,559)
Accrued clinical trial expenses	(4,798,227)	1,501,489
Deferred revenue, including from affiliated entity	—	(9,963)
Operating lease right-of-use assets and liabilities, net	(693,691)	(624,673)
Grant funding liability, including from affiliated entity	1,648,292	723,550
Other liabilities	—	(14,826)
Net cash used in operating activities	(36,664,478)	(61,882,102)
Cash flows from investing activities:
Purchases of investments	(80,431,174)	(99,722,697)
Proceeds from sale or maturity of investments	93,657,050	123,055,048
Purchases of capital assets	(296,983)	—
Proceeds from sale of capital assets	6,071,000	—
Investment in Geneos	—	(1,999,998)
Net cash provided by investing activities	18,999,893	21,332,353
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	29,364,538
Proceeds from stock option exercises	—	83,812
Taxes paid related to net share settlement of equity awards	(424,704)	(1,026,333)
Net cash (used in) provided by financing activities	(424,704)	28,422,017
Effect of exchange rate changes on cash and cash equivalents	(1,918)	(6,555)
Decrease in cash and cash equivalents	(18,091,207)	(12,134,287)
Cash and cash equivalents, beginning of period	46,329,359	71,143,778
Cash and cash equivalents, end of period	$28,238,152	$59,009,491

Supplemental disclosures:
Amounts accrued for purchases of fixed assets	$—	$330,779
Interest paid	$533,487	$533,487
Issuance of common stock for the legal settlement	$14,000,000	$—
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
In clinical trials, INOVIO's DNA medicine candidates have shown the ability to generate immune responses, especially CD4+, CD8+, and memory T-cell responses against targeted pathogens and cancers, via its precisely designed plasmids. These plasmids are delivered into cells using the Company's investigational proprietary smart device, CELLECTRA.
INOVIO's lead candidates are focused on diseases associated with HPV. In October 2022 and February 2023, INOVIO announced data from the first and second cohorts, respectively, of its Phase 1/2 clinical trial with INO-3107 for the treatment of HPV-6 and HPV-11 associated Recurrent Respiratory Papillomatosis (RRP). In this trial, treatment with INO-3107 resulted in a statistically significant reduction of the median number of surgeries, a result that reinforces the Company's belief that DNA medicines may play a key role in the treatment of HPV-related diseases.
The Company's partners and collaborators include Advaccine Biopharmaceuticals Suzhou Co, ApolloBio Corporation, AstraZeneca, The Bill & Melinda Gates Foundation (Gates), Coalition for Epidemic Preparedness Innovations (CEPI), Defense Advanced Research Projects Agency (DARPA), The U.S. Department of Defense (DoD), HIV Vaccines Trial Network, Indiana University, International Vaccine Institute (IVI), Kaneka Eurogentec, National Cancer Institute (NCI), National Institutes of Health (NIH), National Institute of Allergy and Infectious Diseases (NIAID), Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter-Helm BioLogics, Thermo Fisher Scientific, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.
The Company and its collaborators are currently evaluating the feasibility of, or conducting or planning clinical studies of, DNA medicines for the Ebola virus; HPV-related precancers, including cervical, vulvar and anal dysplasia; HPV-related cancers, including head & neck; other HPV-related disorders, such as RRP; and glioblastoma (GBM).
INOVIO was incorporated in Delaware in June 2001 and has its principal executive offices in Plymouth Meeting, Pennsylvania.

2. Basis of Presentation, Liquidity and Risks and Uncertainties
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statements of stockholders' equity and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented.
The results of operations for the three months ended March 31, 2023 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2023. The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiary. As of March 31, 2023 and December 31, 2022, the Company consolidated its wholly-owned subsidiary Inovio Asia LLC. All intercompany accounts and transactions were eliminated upon consolidation.

Liquidity
The Company incurred a net loss attributable to common stockholders of $40.6 million for the three months ended March 31, 2023. The Company had working capital of $178.7 million and an accumulated deficit of $1.5 billion as of March 31, 2023. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates. The Company’s cash, cash equivalents and short-term investments of $223.8 million as of March 31, 2023 are sufficient to support the Company's planned operations for a period of at least 12 months from the date of issuance of these financial statements.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including At-the-Market Equity Offering Sales Agreements (“Sales Agreements”). The Company has a history of conducting debt and equity financings, including the receipt of net proceeds of $83.0 million under a Sales Agreement for the year ended December 31, 2022. During the three months ended March 31, 2023, no shares were sold under a Sales Agreement. However, sufficient funding may not be available in the future, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Inovio be unable to continue as a going concern. The Company's condensed consolidated financial statements as of and for the three months ended March 31, 2023 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has evaluated subsequent events after the balance sheet date through the date it issued these condensed consolidated financial statements.
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

4. Revenue Recognition
During the three months ended March 31, 2023 and 2022, the Company recognized revenue of $0 and $9,000, respectively, from its affiliated entity Plumbline Life Sciences, Inc. ("PLS") and $115,000 and $190,000, respectively, from various other contracts as a result of performance obligations being satisfied.

5. Short-term Investments and Fair Value Measurements
The following is a summary of available-for-sale securities as of March 31, 2023 and December 31, 2022:

		As of March 31, 2023
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$85,986,541	$—	$(6,155,299)	$79,831,242
U.S. treasury securities	Less than 1	111,591,593	57,827	—	111,649,420
Certificates of deposit	Less than 1	2,977,897	13,182	(314)	2,990,765
U.S. agency mortgage-backed securities	*	1,402,093	—	(360,515)	1,041,578
		$201,958,124	$71,009	$(6,516,128)	$195,513,005

		As of December 31, 2022
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$117,036,232	$—	$(9,373,514)	$107,662,718
U.S. treasury securities	Less than 1	95,001,209	7,567	(44,266)	94,964,510
Certificates of deposit	Less than 1	2,977,564	13,664	(320)	2,990,908
U.S. agency mortgage-backed securities	*	1,435,592	—	(384,331)	1,051,261
		$216,450,597	$21,231	$(9,802,431)	$206,669,397
*No single maturity date.
During the three months ended March 31, 2023 and 2022, the Company recorded gross realized gain on investments of $300 and $20,000, respectively, and gross realized loss on investments of $2.4 million and $339,000, respectively. During the three months ended March 31, 2023 and 2022, the Company recorded net unrealized gain (loss) on available-for-sale equity securities of $3.2 million and $(4.8) million, respectively. No material balances were reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022. Interest and dividends on investments classified as available-for-sale are included in interest income in the condensed consolidated statements of operations. As of March 31, 2023, the Company had 24 available-for-sale securities in an unrealized loss position with an aggregate total unrealized loss of $6.5 million, all of which were in such position for longer than 12 months.
The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of March 31, 2023 were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at March 31, 2023, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.
The following table presents the Company’s assets that were measured at fair value on a recurring basis, determined using the following inputs as of March 31, 2023:

	Fair Value Measurements at
	March 31, 2023
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments
Mutual funds	$79,831,242	$79,831,242	$—	$—
U.S. treasury securities	111,649,420	111,649,420	—	—
Certificates of deposit	2,990,765	—	2,990,765	—
U.S. agency mortgage-backed securities	1,041,578	—	1,041,578	—
Total short-term investments	195,513,005	191,480,662	4,032,343	—

Investment in affiliated entity	2,623,781	2,623,781	—	—
Total assets measured at fair value	$198,136,786	$194,104,443	$4,032,343	$—

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

Level 1 assets at March 31, 2023 consisted of mutual funds and U.S. treasury securities held by the Company that are valued at quoted market prices, as well as the Company’s investment in its affiliated entity, PLS. The Company accounts for its investment in 597,808 common shares of PLS based on the closing price of the shares on the Korea New Exchange Market on the applicable balance sheet date. Unrealized gains and losses on the Company's equity securities are reported in the consolidated statement of operations as unrealized gain or loss on available-for-sale equity securities or as a gain or loss on investment in affiliated entity.
Level 2 assets at March 31, 2023 consisted of certificates of deposit and U.S. agency mortgage-backed securities held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of March 31, 2023 or December 31, 2022.

6. Certain Balance Sheet Items
Prepaid and other current assets consisted of the following:

	March 31, 2023	December 31, 2022
Insurance recovery (a)	$—	$30,000,000
Prepaid manufacturing expenses	565,072	1,401,028
Other prepaid expenses	4,349,241	18,729,453
	$4,914,313	$50,130,481

Accounts payable and accrued expenses consisted of the following:

	March 31, 2023	December 31, 2022
Trade accounts payable	$11,194,396	$19,862,487
Accrued compensation	7,607,673	12,574,921
Accrued litigation settlement (a)	—	44,000,000
Other accrued expenses	5,950,102	3,249,477
	$24,752,171	$79,686,885

(a)    In July 2022, the Company entered into a memorandum of understanding for the proposed settlement of the class action securities litigation described in this report under “Legal Proceedings.” The final judicial order for the settlement was issued in January 2023. The settlement consisted of $30.0 million in cash and $14.0 million in shares of the Company's common stock to settle all outstanding claims. As of December 31, 2022, the Company's insurance carriers had paid the cash component of the proposed settlement, which amounts were being held in escrow. The Company's insurance carriers paid $252,000 of other expenses on behalf of the Company, which amounts are being offset against the insurers' cash commitment as part of the settlement. During the three months ended March 31, 2023, the cash component of the settlement was released from escrow and the Company issued 9,121,000 shares of common stock pursuant to the securities class action settlement.

7. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		March 31, 2023			December 31, 2022
	Weighted Average Useful Life (Yrs)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite lived:
Goodwill		$10,513,371	$—	$10,513,371	$10,513,371	$—	$10,513,371
Definite lived:
Licenses	10	—	—	—	1,323,761	(1,323,761)	—
Bioject(a)	12	5,100,000	(3,052,222)	2,047,778	5,100,000	(2,988,889)	2,111,111
Other(b)	18	4,050,000	(4,050,000)	—	4,050,000	(4,031,250)	18,750
Total intangible assets	11	9,150,000	(7,102,222)	2,047,778	10,473,761	(8,343,900)	2,129,861
Total goodwill and intangible assets		$19,663,371	$(7,102,222)	$12,561,149	$20,987,132	$(8,343,900)	$12,643,232

(a)Bioject intangible assets represent the estimated fair value of developed technology and intellectual property which were recorded from an asset acquisition.
(b)Other intangible assets represent the estimated fair value of acquired intellectual property.
Aggregate amortization expense on intangible assets for the three months ended March 31, 2023 and 2022 was $82,000 and $127,000, respectively. Estimated aggregate amortization expense is $190,000 for the remainder of fiscal year 2023, $253,000 for 2024, $253,000 for 2025, $253,000 for 2026, $253,000 for 2027 and $845,000 for 2028 and subsequent years combined. There were no impairment or impairment indicators present and no losses were recorded during the three months ended March 31, 2023 or 2022.

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
The balance of the Notes at March 31, 2023 was as follows:

Original principal amount	$78,500,000
Principal amount converted into common shares	(62,085,000)
Unamortized debt issuance cost	(109,074)
Accrued interest	88,915
Net carrying amount	$16,394,841

For both the three months ended March 31, 2023 and 2022, the Company recognized $313,000 of interest expense related to the Notes, of which $267,000 related to the contractual interest coupon.
As of March 31, 2023, future minimum payments due under the Notes, representing contractual amounts due, including interest based on the fixed rate of 6.5% per annum, were as follows:

2023	533,000
2024	16,948,000
Total	$17,481,000

9. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of March 31, 2023 and December 31, 2022:

			Outstanding as of
	Authorized	Issued	March 31, 2023	December 31, 2022
Common Stock, par value $0.001 per share	600,000,000	262,739,126	262,739,126	253,091,319
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	9	9

Issuances of Common Stock
On November 9, 2021, the Company entered into an ATM Equity OfferingSM Sales Agreement (the “2021 Sales Agreement”) with outside sales agents (collectively, the “Sales Agents”) for the offer and sale of its common stock for an aggregate offering price of up to $300.0 million. The 2021 Sales Agreement provides that the Sales Agents will be entitled to compensation in an amount equal to up to 3.0% of the gross sales proceeds of any common stock sold through the Sales Agents under the 2021 Sales Agreement. No shares were sold under the 2021 Sales Agreement during the three months ended March 31, 2023. For the three months ended March 31, 2022, the Company sold 8,480,483 shares of its common stock under the 2021 Sales Agreement at a weighted average price of $3.52 per share, resulting in aggregate net proceeds of $29.4 million. As of March 31, 2023 there was $167.4 million of remaining capacity under the 2021 Sales Agreement.
During the three months ended March 31, 2023, the Company issued 9,121,000 shares of common stock pursuant to the securities class action settlement, as described in Note 13.
Stock Options and Restricted Stock Units
The Company has a stock-based incentive plan, the 2016 Omnibus Incentive Plan (as amended to date, the "2016 Incentive Plan"), pursuant to which the Company may grant stock options, restricted stock awards, restricted stock units ("RSUs") and other stock-based awards or short-term cash incentive awards to employees, directors and consultants.
The 2016 Incentive Plan was originally approved by the Company's stockholders on May 13, 2016, and an amendment to the plan to increase the number of shares available for issuance was approved by the stockholders on May 8, 2019. As of March 31, 2023, the maximum number of shares of the Company’s common stock available for issuance over the term of the 2016 Incentive Plan was 24,000,000 shares. On the first business day of each calendar year, such maximum number of shares shall be increased by 2,000,000 shares of common stock unless the Company's board of directors determines, prior to January 1 for any such calendar year, to increase the maximum amount by a lesser amount. On January 1, 2022 and again on January 1, 2023, the maximum number of shares increased by 2,000,000. At March 31, 2023, the Company had 2,761,477 shares of common stock available for future grant under the 2016 Incentive Plan, 1,994,799 shares underlying outstanding but unvested RSUs and options outstanding to purchase 13,239,324 shares of common stock under the 2016 Incentive Plan. The awards granted and available for future grant under the 2016 Incentive Plan generally vest over three years and have a maximum contractual term of ten years. The 2016 Incentive Plan terminates by its terms on March 9, 2026.
In March 2023, the Company's board of directors approved a new 2023 Omnibus Incentive Plan, subject to stockholder approval. If approved, no further grants will be made under the 2016 Incentive Plan.
On June 24, 2022, the Company's board of directors adopted a stock-based incentive plan (the "2022 Inducement Plan"), which provides for the discretionary grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, and other awards to individuals as a material inducement to entering into employment with the Company. The aggregate number of shares of the Company’s common stock that may be issued under the 2022 Inducement Plan will not exceed 2,000,000 shares. At March 31, 2023, the Company had 1,573,125 shares of common stock available for future grant under the 2022 Inducement Plan, 155,000 shares underlying outstanding but unvested RSUs and options outstanding to purchase 271,875 shares of common stock under the 2022 Inducement Plan. The 2022 Inducement Plan can be terminated by the Company's board of directors at any time.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At March 31, 2023, the Company had options outstanding to purchase 1,748,245 shares of common stock under the 2007 Incentive Plan. The awards granted under the 2007 Incentive Plan generally vest over three years and have a maximum contractual term of ten years.

10. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding stock options and RSUs and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The dilutive impact of the outstanding Notes issued by the Company (discussed in Note 8) has been considered using the "if-converted" method. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to the net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any. For the three months ended March 31, 2023 and 2022, basic and diluted net loss per share were the same, as the assumed exercise or settlement of stock options and RSUs and the potentially dilutive shares issuable upon conversion of the Notes would have been anti-dilutive.

The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	15,259,444	14,097,063
Service-based restricted stock units	2,149,799	3,491,330
Performance-based restricted stock units	—	663,353
Convertible preferred stock	3,309	3,309
Convertible notes	3,049,980	3,049,980
Total	20,462,532	21,305,035

11. Stock-Based Compensation
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
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	4.09%	1.88%
Expected volatility	99%	93%
Expected life in years	5.5	5.7
Dividend yield	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 was $3.6 million and $7.2 million, respectively, of which $1.5 million and $3.7 million, respectively, was included in research and development expenses, and $2.1 million and $3.5 million, respectively, was included in general and administrative expenses.
At March 31, 2023, there was $10.5 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.7 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $0.97 and $2.48 for employee and director stock options granted during the three months ended March 31, 2023 and 2022, respectively.
At March 31, 2023, there was $6.1 million of total unrecognized compensation expense related to unvested service-based RSUs, which is expected to be recognized over a weighted-average period of 1.7 years.
The weighted average grant date fair value per share was $1.20 and $3.33 for service-based RSUs granted during the three months ended March 31, 2023 and 2022, respectively.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three months ended March 31, 2023 and 2022 was $220,000 and $550,000, respectively.

12. Related Party Transactions
Plumbline Life Sciences, Inc.
The Company owned 597,808 shares of common stock in PLS as of March 31, 2023, representing an 18.7% ownership interest, and one of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
Revenue recognized from PLS consists of milestone, license and patent fees. For the three months ended March 31, 2023 and 2022, the Company recognized revenue from PLS of $0 and $9,000, respectively. At each of March 31, 2023 and December 31, 2022, the Company had an accounts receivable balance of $59,000 due from PLS.
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
In 2020, the Company received a $10.7 million sub-grant through Wistar, which was amended in 2021 to $13.6 million, for the preclinical development and translational studies of dMAbs as countermeasures for COVID-19, with funding through November 2022. The sub-grant also includes an option for an additional $6.0 million in funding through June 2024, of which $3.3 million had been exercised as of March 31, 2023.
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the three months ended March 31, 2023 and 2022, the Company recorded $211,000 and $1.5 million, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to the collaborative research agreements and sub-contract agreements related to Gates and CEPI (see Note 14). Research and development expenses recorded from Wistar for the three months ended March 31, 2023 and 2022 were $422,000 and $181,000, respectively. At March 31, 2023 and December 31, 2022, the Company had an accounts receivable balance of $4.9 million and $9.9 million, respectively, and an accounts payable and accrued liability balance of $1.4 million and $1.2 million, respectively, related to Wistar. As of March 31, 2023, the Company recorded $89,000 as deferred grant funding and $196,000 as prepaid expenses on the condensed consolidated balance sheet related to Wistar.

13. Commitments and Contingencies
Leases
The Company leases approximately 82,200 square feet of office, laboratory, and manufacturing space in San Diego, California and 57,360 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms as of March 31, 2023 of 0.7 to 6.8 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
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
As of March 31, 2023, the maturities of the Company's operating lease liabilities were as follows:

Remainder of 2023	$3,136,000
2024	3,050,000
2025	3,063,000
2026	3,139,000
2027	2,526,000
Thereafter	4,223,000
Total remaining lease payments	19,137,000
Less: present value adjustment	(4,371,000)
Total operating lease liabilities	14,766,000
Less: current portion	(2,580,000)
Long-term operating lease liabilities	$12,186,000

Weighted-average remaining lease term	5.8 years
Weighted-average discount rate	8.6%

Lease costs included in operating expenses in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 were $840,000 and $830,000, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
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
Legal Proceedings
Securities Litigation
On March 12, 2020, a purported shareholder class action complaint, McDermid v. Inovio Pharmaceuticals, Inc. and J. Joseph Kim, was filed in the United States District Court for the Eastern District of Pennsylvania, naming the Company and its former President and Chief Executive Officer as defendants. The lawsuit alleged that the Company made materially false and misleading statements regarding its development of a vaccine for COVID-19 in its public disclosures in violation of certain federal securities laws. The plaintiffs sought unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The plaintiffs’ complaint was later amended to include certain of the Company’s other officers as defendants. After additional motions were filed in the case, in June 2022 the parties negotiated an agreement in principle to settle the shareholder class action complaint, which was approved by the court in January 2023. Under the settlement, the Company agreed to pay $30.0 million in cash and $14.0 million in shares of its common stock to settle all outstanding claims. The Company's insurance carriers paid the $30.0 million cash component of the settlement. During the three months ended March 31, 2023, the Company issued 9,121,000 shares of common stock pursuant to the securities class action settlement.
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
On March 17, 2023, the parties submitted a joint status report to the Court of Chancery reporting that the parties agreed to a settlement in principle, which also provided for the resolution of the consolidated derivative action and certain stockholder demands.
On April 19, 2023, the plaintiffs in the consolidated derivative action filed a motion for preliminary approval of settlement with the United States District Court for the Eastern District of Pennsylvania. The proposed settlement provides for resolution of the consolidated derivative action, the derivative action pending in the Delaware Court of Chancery, and certain stockholder demands.
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
The June 2021 amendment related to a collaboration between the Company and Advaccine to jointly conduct a global Phase 3 segment of the Company’s clinical trial of INO-4800 that was planned. The parties were jointly participating in the trial and were to equally share the global development costs for the trial, including the Company’s manufacturing costs to supply INO-4800. Advaccine agreed to be fully responsible for conducting the trial in Greater China, including its costs and expenses incurred. In the fourth quarter of 2022, the Company discontinued its internally funded efforts to develop INO-4800 as a COVID-19 heterologous booster vaccine. Advaccine will continue to develop INO-4800 with its own resources under the terms of the Advaccine Agreement.
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
Under Topic 606, the entire transaction price of $5.0 million was allocated to the license performance obligation. For each of the three months ended March 31, 2023 and 2022, no revenue was recognized from Advaccine.
In connection with the June 2021 amendment, the Company determined that the global Phase 3 trial component of the agreement was a collaboration and not a contract with a customer and therefore accounted for the June 2021 amendment under ASC Topic 808. Reimbursements from Advaccine were recognized as contra-research development expense on the condensed consolidated statement of operations once earned and collectibility was assured. During the three months ended March 31, 2022, the Company received funding of $1.2 million from Advaccine that was recorded as contra-research and development expense.
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
As of March 31, 2023 there have been no significant reimbursable program costs under the ApolloBio Agreement.
Coalition for Epidemic Preparedness Innovations
The Company previously entered into agreements with CEPI, pursuant to which the Company intended to develop vaccine candidates against Lassa fever and MERS. The goal of the collaboration between the Company and CEPI was to conduct research and development so that investigational stockpiles would be ready for clinical efficacy trial testing during potential disease outbreaks. The agreements with CEPI contemplated preclinical studies, as well as Phase 1 and Phase 2 clinical trials, occurring over multiple years. As part of the arrangement between the parties, CEPI agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by the Company and collaborators, with funding from CEPI based on the achievement of identified milestones. During the three months ended March 31, 2023 and 2022, the Company received funding of $1.6 million and $2.0 million, respectively, related to these grants and recorded those payments as contra-research and development expense. As of March 31, 2023, the Company had $1.7 million recorded as deferred grant funding on the condensed consolidated balance sheet related to these CEPI grants.
In November 2022, the Company announced that it and CEPI would discontinue the development of these product candidates targeting Lassa fever and MERS, following the initial analysis of data from the studies conducted by the Company and funded by CEPI.
In January 2020, CEPI awarded the Company a grant of up to $9.0 million to support preclinical and clinical development of INO-4800 through Phase 1 human testing in the United States. In April 2020, CEPI awarded the Company a grant of $6.9 million to work with the International Vaccine Institute ("IVI") and the Korea National Institute of Health ("KNIH") to conduct clinical trials of INO-4800 in South Korea, a grant of $5.0 million to accelerate development of the Company's next-generation intradermal electroporation device, known as CELLECTRA® 3PSP, for the intradermal delivery of INO-4800, and a grant of $1.3 million to support large-scale manufacturing of INO-4800. During the three months ended March 31, 2023 and 2022, the Company received funding of $53,000 and $510,000, respectively, from CEPI related to these grants for INO-4800 and recorded such amounts as contra-research and development expense. As of March 31, 2023, the Company had $2.3 million recorded as deferred grant funding on the condensed consolidated balance sheet from the CEPI grants related to INO-4800.
Bill & Melinda Gates Foundation
In October 2018, Gates awarded and funded the Company a grant of $2.2 million to advance the development of dMAbs to address issues in infectious disease prevention and therapy. This technology has high relevance for the control of influenza and HIV. This next-generation approach to the delivery of monoclonal antibodies would make the technology accessible to low and middle-income countries. In August 2019, Gates funded an additional $1.1 million for the project. During the three months ended March 31, 2023 and 2022, the Company recorded $59,000 and $80,000, respectively, as contra-research and development expense related to the Gates dMAb grant. As of March 31, 2023, the Company had $96,000 recorded as deferred grant funding on the condensed consolidated balance sheet related to the grant.
In March 2020, Gates awarded and funded the Company a grant of $5.0 million to accelerate the development of the CELLECTRA® 3PSP device for the intradermal delivery of INO-4800. During the three months ended March 31, 2023 and 2022, the Company recorded no contra-research and development expense related to this Gates grant.
Department of Defense (DoD)
In June 2020, the Company entered into an Other Transaction Authority for Prototype Agreement (the “OTA Agreement”) with the DoD to fund the Company’s efforts in developing the CELLECTRA® 3PSP device and associated arrays to be used for delivery of INO-4800 against COVID-19. The total amount of funding provided to the Company under the OTA Agreement was $54.5 million. The Company determined that the OTA Agreement should be considered under Subtopic 958-605, Not-for-Profit Entities Revenue Recognition, which is outside the scope of Topic 606, as the government agency granting the Company funds was not receiving reciprocal value for their contributions. The Company recorded contra-research development expense on the condensed consolidated statement of operations in the same period that the underlying expenses were incurred. During the three months ended March 31, 2022, the Company recorded $3.2 million as contra-research and development expense related to the OTA Agreement. No amounts were recorded during the three months ended March 31, 2023.
Additionally, in June 2020, the Company was awarded a fixed-price contract (the “Procurement Contract”) from the DoD for the purchase of the Company’s intradermal CELLECTRA® 2000 device and accessories. The total purchase price under the Procurement Contract was $16.8 million. The Company determined that the Procurement Contract fell under the scope of ASC Topic 606 as the contract was with a customer and the Company was able to satisfy its obligations under the arrangement. Performance obligations under the Procurement Contract consisted of the delivery of a specified number of CELLECTRA® 2000 devices and accessories. The total transaction price was allocated to the individual performance obligations based on the determined standalone selling price for the devices and accessories. In 2021, the DoD discontinued funding for the Phase 3 segment of the Company's clinical trials for INO-4800 and in January 2022, the total purchase price under the Procurement Contract was reduced to $10.7 million. All performance obligations under the Procurement Contract have been satisfied. During the three months ended March 31, 2023 and 2022, the Company recorded no revenue from the Procurement Contract.

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
 For the three months ended March 31, 2023 and 2022, the Company did not record any income tax provision/(benefit) due to the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets.

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
Upon deconsolidation, the Company recorded its Series A preferred stock investment at fair value based on the per share price paid by third party investors in connection with the preferred stock financing on June 1, 2020. The Company determined that its Series A preferred stock investment in Geneos does not have a readily determinable fair value and has therefore elected the measurement alternative in ASC 321 to subsequently record the investment at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. When fair value becomes determinable, from observable price changes in orderly transactions, the Company’s investment will be marked to fair value.  There have been no observable price changes or impairments identified since the deconsolidation date.
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
In March 2022, Geneos completed the closing of a Series A-2 preferred stock financing. The Company invested $2.0 million in the Series A-2 preferred stock financing, which was led by outside investors. The closing date of this transaction was determined to be a VIE reconsideration event; based on the Company’s assessment, Geneos continues to be a VIE as it did not have sufficient equity at risk to finance its activities without additional subordinated financial support. The Company continued to not be the primary beneficiary of Geneos, as it did not have the power to direct the activities that most significantly impact Geneos’s economic performance and should not consolidate Geneos. Following this transaction, the Company held approximately 28% of the outstanding equity, on an as-converted to common stock basis. Accordingly, the Company continues to account for its common stock investment in Geneos as an equity method investment under ASC 323 and its preferred stock investments as equity securities under ASC 321.
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
The Company has not made any further investment in Geneos subsequent to March 31, 2022. The Company will not reduce its investment below $0 and will not record its share of further net losses of Geneos as the Company has no obligation to fund Geneos.
In March 2023, Geneos completed the closing of a Series A-3 preferred stock financing, in which the Company did not participate. Following this transaction, the Company held approximately 26% of the outstanding equity of Geneos on an as-converted to common stock basis.
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
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes for the year ended December 31, 2022 included in our Annual Report on Form 10-K, or 2022 Annual Report, filed with the U.S. Securities and Exchange Commission, or SEC, on March 1, 2023. Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors that affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the captions “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the disclosures made in our 2022 Annual Report under the caption “Risk Factors” and in our audited consolidated financial statements and related notes.
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
Many of our lead candidates are focused on diseases associated with HPV. In October 2022 and February 2023, we announced data from the first and second cohorts, respectively, of our Phase 1/2 clinical trial with INO-3107 for the treatment of HPV-6 and HPV-11 associated Recurrent Respiratory Papillomatosis, or RRP. In this trial, treatment with INO-3107 resulted in a statistically significant reduction of the median number of surgeries, a result that reinforces our belief that DNA medicines may play a key role in the treatment of HPV-related diseases.

Our partners and collaborators include Advaccine Biopharmaceuticals Suzhou Co, ApolloBio Corporation, AstraZeneca, The Bill & Melinda Gates Foundation (Gates), Coalition for Epidemic Preparedness Innovations (CEPI), Defense Advanced Research Projects Agency (DARPA), The U.S. Department of Defense (DoD), HIV Vaccines Trial Network, Indiana University, International Vaccine Institute (IVI), Kaneka Eurogentec, National Cancer Institute (NCI), National Institutes of Health (NIH), National Institute of Allergy and Infectious Diseases (NIAID), Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter-Helm BioLogics, Thermo Fisher Scientific, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.
We or our collaborators are currently evaluating the feasibility of, or conducting or planning clinical studies of, our DNA medicines for the Ebola virus; HPV-related precancers, including cervical, vulvar and anal dysplasia; HPV-related cancers, including head & neck; other HPV-related disorders, such as RRP; and glioblastoma (GBM).
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
As of March 31, 2023, we had an accumulated deficit of $1.5 billion. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.
Reduction in Force
On January 31, 2023, we committed to and communicated a corporate reorganization plan, including a reduction in force, or the Reduction. The purpose of the Reduction was to decrease expenses and maintain a streamlined organization to support key clinical programs that are expected to drive long-term growth. As part of the Reduction, we reduced overall headcount by approximately 24 employees, which represented 11% of our full-time employees. Along with other planned cost-saving measures, the Reduction is expected to provide annual savings of approximately $4.3 million. We incurred a one-time pre-tax charge of $1.1 million in the first quarter of 2023 related to the Reduction, consisting primarily of one-time severance payments upon termination, continued benefits for a specific period of time, and outplacement services.
Securities Class Action Settlement
In January 2023, the United States District Court for the Eastern District of Pennsylvania, or the Court, entered an order, or the Order, granting final approval for the settlement of the class action securities litigation described in this report under “Legal Proceedings.” The settlement includes $30.0 million in cash and $14.0 million in shares of our common stock to settle all outstanding claims. Our insurance carriers paid the cash component of the settlement and we will therefore not incur any material cash expenses associated with the litigation, other than legal fees and related expenses, which were approximately $11.0 million through March 31, 2023. During the three months ended March 31, 2023, we issued 9,121,000 shares of common stock pursuant to the securities class action settlement.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting estimates since December 31, 2022. For a description of our critical accounting estimates and significant judgments used in the preparation of our condensed consolidated financial statements, refer to Note 3 to our Condensed Consolidated Financial Statements included in this Quarterly Report, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report and Note 2 to our audited Consolidated Financial Statements contained in our 2022 Annual Report.

Results of Operations
Revenue. Total revenue, all of which was derived under collaborative arrangements and other contracts, was $115,000 and $199,000 for the three months ended March 31, 2023 and 2022, respectively.
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
The following table summarizes our research and development expense by product candidate for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%
INO-4800 and other COVID-19	$8,922	$23,874	$(14,952)	(63)%
VGX-3100	2,138	5,546	(3,408)	(61)%
INO-3107	3,312	2,964	348	12%
INO-5401 and other Immuno-oncology	2,152	2,265	(113)	(5)%
Other research and development programs	3,729	240	3,489	1454%
Engineering and device-related	2,438	10,261	(7,823)	(76)%
Stock-based compensation	1,481	3,839	(2,358)	(61)%
Other unallocated expenses	6,005	6,990	(985)	(14)%
Research and development expense	$30,177	$55,979	$(25,802)	(46)%

The $25.8 million overall decrease for the three-month period year over year was primarily the result of:
•$14.3 million in lower drug manufacturing, clinical study expenses and outside services related to INO-4800;
•$4.7 million in lower expensed inventory and outside services related to our CELLECTRA 3PSP device and array automation project;
•$4.0 million in lower employee and consultant compensation, including stock-based compensation; and
•$2.9 million in lower immunology, clinical study expenses, outside services and expensed inventory related to VGX-3100.
These decreases were partially offset by $4.4 million of lower contra-research and development expense recorded from grant agreements.
Contributions received from current grant agreements and recorded as contra-research and development expense were $3.1 million and $7.5 million for the three months ended March 31, 2023 and 2022, respectively. The decrease for the three-month period year over year was primarily due to a decrease of $3.2 million earned under the DoD 3PSP device development grant, and a decrease of $946,000 earned under the sub-grant through Wistar for DARPA COVID-19 dMAb. These decreases were offset by an increase of $1.2 million in reimbursements from Advaccine.
General and administrative expenses. General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, were $13.9 million and $16.0 million for the three months ended March 31, 2023 and 2022, respectively. The $2.1 million overall decrease for the three-month period year over year was primarily the result of:
•$1.5 million in lower employee and consultant stock-based compensation;
•$576,000 in lower insurance expenses;
•$528,000 in lower other outside services; and
•$486,000 in lower employee compensation.
These decreases were offset by $1.5 million in higher legal expenses, primarily related to litigation matters.
Stock-based compensation. Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense for the three months ended March 31, 2023 and 2022 was $3.6 million and $7.2 million, respectively. Of these amounts, $1.5 million and $3.7 million, respectively, was included in research and development expenses, and $2.1 million and $3.5 million, respectively, was included in general and administrative expenses. The year over year decrease was primarily related to a lower weighted average grant date fair value for the awards granted in the first quarter of 2023.

Interest income. Interest income for the three months ended March 31, 2023 and 2022 was $2.2 million and $670,000, respectively. The increase for the three-month period year over year was due to higher interest rates.
Interest expense. Interest expense for both the three months ended March 31, 2023 and 2022 was $313,000.
Gain (loss) on investment in affiliated entities. The gain (loss) resulted from the change in the fair market value of our investment in PLS of $617,000 and $(538,000) for the three months ended March 31, 2023 and 2022, respectively. We record our investment in PLS at its market value based on the closing price of the shares on the Korea New Exchange Market at each balance sheet date, with changes in fair value reflected in the condensed consolidated statements of operations.
Net unrealized gain (loss) on available-for-sale equity securities. The net unrealized gain (loss) on available-for-sale equity securities for the three months ended March 31, 2023 and 2022 of $3.2 million and $(4.8) million, respectively, resulted from a change in the fair market value of the investments.
Other expense, net. Other expense for the three months ended March 31, 2023 and 2022 of $2.4 million and $153,000, respectively, related primarily to the realized loss on short-term investments sold during the period.
Share in net loss of Geneos. The share in net loss of Geneos represents our share of Geneos' losses during the period after deconsolidation. As described in Note 16 to our condensed consolidated financial statements included in this report, we reduced the value of our investment in Geneos to zero as of March 31, 2022. We will not reduce our investment below $0 and will not record our share of further net losses of Geneos subsequent to that date, as we have no obligation to fund Geneos.

Liquidity and Capital Resources
Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities for the advancement of DNA medicine candidates. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities, indebtedness and grants and government contracts.
Working Capital and Liquidity
As of March 31, 2023, we had cash, cash equivalents and short-term investments of $223.8 million and working capital of $178.7 million, as compared to $253.0 million and $218.4 million, respectively, as of December 31, 2022.
Cash Flows
Operating Activities
Net cash used in operating activities was $36.7 million and $61.9 million for the three months ended March 31, 2023 and 2022, respectively. The variance was primarily due to the timing and changes in working capital balances, offset by decreased operating expenses.
Investing Activities
Net cash provided by investing activities was $19.0 million and $21.3 million for the three months ended March 31, 2023 and 2022, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Financing Activities
Net cash (used in) provided by financing activities was $(425,000) and $28.4 million for the three months ended March 31, 2023 and 2022, respectively. The variance was primarily due to no proceeds from the sale of common stock under the Sales Agreement (defined below) in 2023 compared to net proceeds of $29.4 million received during the three months ended March 31, 2022.
Issuances of Common Stock
On November 9, 2021, we entered into an ATM Equity OfferingSM Sales Agreement, or the Sales Agreement, with outside sales agents, or collectively, the Sales Agents, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock with aggregate gross proceeds of up to $300.0 million, through the Sales Agents.
Subject to the terms and conditions of the Sales Agreement, the Sales Agents may sell the common stock by any method permitted by law deemed to be an “at the market offering”. The Sales Agents will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us, including any price, time or size limits or other customary parameters or conditions we may impose. We will pay the Sales Agents a commission of up to three percent (3.0%) of the gross sales proceeds of any common stock sold through the Sales Agents under the Sales Agreement, and we have provided the Sales Agents with certain indemnification rights. During the three months ended March 31, 2023, no shares were sold under the Sales Agreement. During the year ended December 31, 2022, we sold 34,445,743 shares of common stock under the Sales Agreement for aggregate net proceeds of $83.0 million.

During the three months ended March 31, 2023, no stock options were exercised and tax payments of $425,000 were made related to the net share settlement of RSU awards. During the three months ended March 31, 2022, stock options to purchase 26,069 shares of common stock were exercised for aggregate net proceeds to us of $84,000, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $1.0 million.
During the three months ended March 31, 2023, we issued 9,121,000 shares of common stock pursuant to the securities class action settlement, as described in Note 13 to our condensed consolidated financial statements.
Funding Requirements
As of March 31, 2023, we had an accumulated deficit of $1.5 billion, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. Our current cash resources, including amounts that we may be able to obtain through sales of common stock under the Sales Agreement, will not be sufficient to complete the clinical development of any of our product candidates, and we anticipate that additional financing will be required in order to commercialize and generate revenues from the sale of any product candidates that receive regulatory approval. If these activities are successful and if we receive approval from the FDA to market our DNA medicine candidates, then we will need to raise additional funding to market and sell the approved products and equipment. In addition to the potential issuance of equity or debt securities in order to raise capital, we are also evaluating potential collaborations as an additional way to fund our operations. We believe that our current cash and short-term investments are sufficient to meet our planned working capital requirements for at least the next twelve months from the date of this report.
In January 2023 and July 2022, we undertook actions to decrease our expenses, extend our cash runway, and maintain a streamlined organization to support key clinical programs that we expect to drive our long-term growth. Also, in the fourth quarter of 2022, we discontinued our internally funded efforts to develop INO-4800 as a COVID-19 heterologous booster vaccine. We expect these actions collectively to reduce our operating expenses and extend our cash runway into the first quarter of 2025, without giving effect to any further capital raising activities, whether under the Sales Agreement or otherwise.
We have existing supply agreements with contract manufacturers to manufacture drug substance. At March 31, 2023, we had an approximately $6.1 million minimum purchase obligation in connection with these agreements. We expect to satisfy these obligations from existing cash over the next twelve months.
During the three months ended March 31, 2023, there have been no other significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment-grade securities. During much of 2022 and into the three months ended March 31, 2023, there was a pronounced overall increase in prevailing interest rates in the United States compared to the first quarter of 2022, which contributed to the unrealized loss of $6.5 million in the market value of our investment portfolio as of March 31, 2023.
The interest rate on our indebtedness is fixed and not subject to fluctuations in interest rates.
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the three months ended March 31, 2023 were made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of certain cash and cash equivalents held in South Korea that are denominated in South Korean Won and the valuation of our equity investment in PLS, which is denominated in South Korean Won and then translated into United States dollars.
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

Inflation Risk
Inflation generally affects us by increasing our cost of labor. Although inflation increased generally in the United States in 2022 and continuing into 2023, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2023.

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
Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2023 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
Securities Litigation
On March 12, 2020, a purported shareholder class action complaint, McDermid v. Inovio Pharmaceuticals, Inc. and J. Joseph Kim, was filed in the United States District Court for the Eastern District of Pennsylvania, naming us and J. Joseph Kim, our former President and Chief Executive Officer, as defendants. The lawsuit alleges that we made materially false and misleading statements regarding our development of a vaccine for COVID-19 in our public disclosures in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On June 18, 2020, the court appointed Manuel Williams to serve as lead plaintiff. On August 3, 2020, Mr. Williams filed a consolidated complaint, naming us and three of our officers as defendants. On September 21, 2020, Mr. Williams and another purported stockholder, Andrew Zenoff filed a first amended complaint, naming us and three of our officers as defendants. Defendants filed a motion to dismiss plaintiff’s first amended complaint on November 5, 2020. On February 16, 2021, the court issued an order granting in part, and denying in part, Defendants’ motion to dismiss. The court granted Defendants’ motion to dismiss, and dismissed with prejudice, the claims premised on the April 30 and June 30, 2020 statements. The court denied Defendants’ motion to dismiss as to the remaining statements. On March 9, 2021, Defendants filed their answer to the complaint. After additional motions were filed in the case, in June 2022 the parties negotiated an agreement in principle to settle the shareholder class action complaint, which was ultimately approved by the court on January 18, 2023. Under the settlement, we agreed to pay $30.0 million in cash and $14.0 million in shares of our common stock to settle all outstanding claims. Our insurance carriers paid the $30.0 million cash component of the settlement. During the three months ended March 31, 2023, we issued 9,121,000 shares of common stock pursuant to the securities class action settlement.
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
On March 17, 2023, the parties submitted a joint status report to the Court of Chancery reporting that the parties agreed to a settlement in principle, which also provided for the resolution of the consolidated derivative action and certain stockholder demands.
On April 19, 2023, the plaintiffs in the consolidated derivative action filed a motion for preliminary approval of settlement with the United States District Court for the Eastern District of Pennsylvania. The proposed settlement provides for resolution of the consolidated derivative action, the derivative action pending in the Delaware Court of Chancery, and certain stockholder demands.
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

ITEM 1A.     RISK FACTORS
Our business is subject to numerous risks. You should carefully consider and evaluate each of the following factors as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes, the risk factors discussed in our 2022 Annual Report, which we filed with the SEC on March 1, 2023, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also consider the more detailed description of our business contained in our 2022 Annual Report.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception, expect to incur significant net losses in the foreseeable future and may never become profitable.
We have experienced significant operating losses over the last several years. As of March 31, 2023, our accumulated deficit was $1.5 billion. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our DNA medicine candidates or proprietary smart device technology and thus may never have any significant future revenues or achieve and sustain profitability.

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
A small number of licensing partners and government contracts have accounted for a substantial portion of our revenue.
In the past we have derived a significant portion of our revenue from a limited number of licensing partners and government grants and contracts and we expect that a significant portion of our revenue will continue to be derived from a limited number of licensing partners and/or government grants and contracts unless and until we are able to commercialize our product candidates. Revenue can fluctuate significantly depending on the timing of upfront and event-based payments and work performed. If we fail to sign additional future contracts with major licensing partners and the government, if a contract is delayed or deferred, or if an existing contract expires or is canceled and we fail to replace the contract with new business, our revenue would be adversely affected.
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
We have entered into agreements with government agencies, such as the National Institutes of Health’s National Institute of Allergy and Infectious Diseases, DARPA, Medical CBRN Defense Consortium and the Department of Defense (DoD) Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense, and we intend to continue entering into these types of agreements with government agencies in the future. Our business is partially dependent on the continued performance by these government agencies of their responsibilities under these agreements, including adequate continued funding of the agencies and their programs. We have no control over the resources and funding that government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time. For example, in 2021 the DoD discontinued funding for the Phase 3 segment of our INNOVATE trial, which resulted in increased expenditures by us.
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
Between July 2022 and January 2023, we undertook restructuring plans that resulted in a total reduction in headcount of more than 25% of our employees and a significant majority of our contractors. Restructuring plans may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. During the second half of 2022, we experienced increased attrition after conducting the first reduction in force. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation.
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

We may have actions brought against us by stockholders relating to past transactions, changes in our stock price or other matters. For example, numerous purported shareholder class action complaints have been filed against us, naming us and our directors and executive officers as defendants, and alleging that we made materially false and misleading statements regarding the development of INO-4800 in violation of certain federal securities laws. Although we have settled the current class action securities litigation and expect to settle the related stockholder derivative action in the near term, there can be no guarantee that we will not become subject to similar claims in the future.
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
Our business could be adversely affected by the effects of health epidemics, such as the global COVID-19 pandemic.
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
We face intense and increasing competition and steps taken by our competitors such as the introduction of a new, disruptive technology, may impede our ability to successfully commercialize our DNA medicines, if approved.

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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
There has also been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. In addition, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
We are party to a license and collaboration agreement with a China-based company, ApolloBio, pursuant to which ApolloBio has the exclusive right to develop and commercialize VGX-3100 in China, Hong Kong, Macao and Taiwan. The Chinese legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Because Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems.
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
Our management has broad discretion in the application of our cash, cash equivalents, and investments, and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. For example, our operating expenses increased significantly from 2020 to 2022 due to development and manufacturing activities for our COVID-19 vaccine program, for which we discontinued internal funding in the fourth quarter of 2022. We may not deploy our current capital resources effectively. The failure by our management to apply our funds effectively could result in financial losses that could have a material adverse impact on our business, cause the price of our common stock to decline, and delay the development of our investigational medicines. Pending their use, we may invest our cash, cash equivalents, and investments in a manner that does not produce income or that loses value.
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
General Risk Factors
If we fail to comply or regain compliance with Nasdaq’s continued listing standards, our common stock may be delisted and the price of our common stock, our ability to access the capital markets and our financial condition could be negatively impacted.

Our common stock is currently listed on the Nasdaq Global Select Market. To maintain the listing of our common stock on the Nasdaq Global Select Market, we are required to meet certain listing requirements, including, among others, maintaining a minimum closing bid price of $1.00 per share. In May 2023, we received a written notice, or the Notice, from the Listing Qualifications Department of The Nasdaq Stock Market, or Nasdaq, that we are not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market. Pursuant to Nasdaq listing rules, we have been provided an initial compliance period of 180 calendar days from receipt of the Notice, or until October 31, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the bid price for our common stock would need to close at $1.00 per share or more for a minimum of 10 consecutive business days during this 180-day grace period, among other requirements. While we may be able to qualify for additional time to attempt to regain compliance, there can be no assurance that we will qualify for additional time to regain compliance, or that we will regain compliance with or without such additional time. If necessary to regain compliance with Nasdaq listing standards, we may, subject to approval of our board of directors and stockholders, implement a reverse stock split. However, there can be no assurance that a reverse stock split, or any other alternatives we may consider to regain compliance with the minimum bid price requirement, would be approved or would result in a sustained higher stock price that would allow us to meet the Nasdaq stock price listing requirements.
If we are not able to regain compliance within the compliance period allotted by Nasdaq, our common stock could be delisted, which would have a further material adverse effect on the market price of our common stock and on stockholder liquidity. We intend to actively monitor the bid price of our common stock and will consider available options to regain compliance with the listing requirement; however, there can be no assurance that we will be able to regain compliance with the listing requirement or will otherwise be in compliance with other Nasdaq listing criteria. If Nasdaq delists our common stock for failure to meet its listing standards, and our common stock is not eligible for quotation or listing on another market or exchange, we and our stockholders could face significant negative consequences, including:
•trading of our common stock being conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board, which could result in limited availability of market quotations for our common stock and increased difficulty of disposing of shares of common stock;
•a determination that the common stock is a “penny stock,” which would require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of our common stock;
•a limited amount of analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
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

Our results of operations could be materially affected by economic conditions generally, both in the United States and elsewhere around the world. Concerns over inflation, rising interest rates, energy costs, geopolitical issues, global pathogen outbreaks or pandemics, including COVID-19, and the availability and cost of credit have in the past and may continue to contribute to increased volatility and diminished expectations for the economy and the markets going forward. Market upheavals may have an adverse effect on us. In the event of a market downturn, our results of operations could be adversely affected. Our future cost of equity or debt capital and access to the capital markets could be adversely affected, and our stock price could decline. There may be disruption or delay in the performance of our third-party contractors and suppliers. If our contractors, suppliers and partners are unable to satisfy their contractual commitments, our business could suffer. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits, and we may experience losses on these deposits.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, could adversely impact our business, financial condition and results of operations.
Actual events involving limited liquidity or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Similarly, in March 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Further, uncertainty remains over liquidity concerns in the broader financial services industry including, for example, in the case of First Republic Bank and Credit Suisse during March 2023. In March 2023, CS agreed to be acquired by UBS following the intervention of the Swiss Federal Department of Finance, the Swiss National Bank and the Swiss Financial Market Supervisory Authority. In May 2023, First Republic Bank was acquired by JP Morgan Chase after being seized by the FDIC.
While we do not have any deposits at any of the banks mentioned in the preceding paragraph, we maintain deposits at financial institutions as a part of doing business that could be at risk if another similar event were to occur. Our ongoing cash management strategy is to maintain the majority of our deposit accounts in large financial institutions, but there can be no assurance this strategy will be successful. Increasing concerns regarding the U.S. or international financial systems, including bank failures and bailouts, and their potential broader effects and potential systemic risk on the banking sector generally, may adversely affect our access to capital. Any decline in available funding or access to our cash and liquidity resources could, among other risks, limit our ability to meet our capital needs and fund future growth or fulfill our other obligations, or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our business, financial condition and results of operations.
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
The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. In 2017, tax legislation commonly known as the Tax Cuts and Jobs Act, or Tax Act, was enacted, which significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The Tax Act, among other things, resulted in significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35 percent to a flat rate of 21 percent, limitation of the tax deduction for interest expense to 30 percent of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80 percent of current-year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions). It is uncertain if and to what extent various states will conform to the federal tax law. The issuance of additional regulatory or accounting guidance related to the Tax Act, or legislative changes proposed or implemented, could materially affect our tax obligations and effective tax rate.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the settlement of class action securities litigation described in Part II, Item 1. above, we issued a total of 9,121,000 shares during the three months ended March 31, 2023. These securities were issued in reliance on the exemption under Section 3(a)(10) of the Securities Act of 1933, as amended.

ITEM 5.    OTHER INFORMATION
On May 4, 2023, we received a notice from The Nasdaq Stock Market (“Nasdaq”) that we are not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of our common stock has been below $1.00 per share for 30 consecutive business days. The notification of noncompliance has no immediate effect on the listing or trading of our common stock on The Nasdaq Global Select Market.
We have 180 calendar days, or until October 31, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the minimum bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. In the event we do not regain compliance with the minimum bid price requirement by October 31, 2023, we may be eligible for an additional 180-calendar day compliance period if we elect to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the bid price deficiency during the second compliance period. Our failure to regain compliance during this period could result in delisting.
We intend to actively monitor the bid price of our common stock and will consider available options to regain compliance with the listing requirements. There can be no assurance that we will be able to regain compliance with Nasdaq’s Listing Rule 5450(a)(1) or will otherwise be in compliance with other Nasdaq listing criteria.

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

Inovio Pharmaceuticals, Inc.

Date:	May 10, 2023	By	/s/ JACQUELINE E. SHEA
Jacqueline E. Shea President, Chief Executive Officer and Director (On Behalf of the Registrant)

Date:	May 10, 2023	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)